Form 10-K
period 1993-12-31
CSX CORP
filed 1994-03-04
CIK 277948

PAGE 1
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1993
                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ----------------   ---------------
                       Commission file number  1-8022
                                                ------
                               CSX CORPORATION
           (Exact name of registrant as specified in its charter)

         Virginia                                           62-1051971
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

    901 East Cary Street, Richmond, VA.                     23219-4031
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (804) 782-1400

         Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
      Title of each class                                which registered
- -------------------------------                  -----------------------------
  Common Stock, $1 Par Value                         New York Stock Exchange

  9 1/2% Sinking Fund Debentures,
    Due 2016                                         New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

On January 31, 1994, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $9.3 billion.

On January 31, 1994, there were 104,194,525 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the annual meeting of security holders on May 3, 1994, for Part III (Items 11, 12 and 13) is incorporated by reference.

         PAGE 2
                               CSX CORPORATION
                    EDGAR Index - Form 10-K Annual Report

Item No.                                            Page & Note Reference
- --------                                            ---------------------
PART I

 1.   Business                                      4-7, 16-35 and Note 17 to
                                                    Consolidated Financial
                                                    Statements

 2.   Properties                                    4, 16-35 and Notes 7
                                                    and 10 to Consolidated
                                                    Financial Statements

 3.   Legal Proceedings                             Note 14 to Consolidated
                                                    Financial Statements

 4.   Not Applicable

PART II

 5.   Market for the Registrant's
       Common Equity and Related
       Stockholder Matters                          77-82

 6.   Selected Financial Data                       5-7

 7.   Management's Discussion and                   17-36, and Notes 2, 3,
        Analysis of Financial Condition             4, 6, 10, 13, 14,
        and Results of Operations                   and 17 to Consolidated
                                                    Financial Statements

 8.   Financial Statements and
       Supplementary Data
         The response to this item is
         submitted in Item 14.

         9.   Not Applicable

PART III

10.  Directors and Executive Officers               72-76
       of the Registrant

11.  Executive Compensation                        (a)

12.  Security Ownership of Certain                 (a)
       Beneficial Owners and Management

13.  Certain Relationships and Related             (a)
       Transactions

         PAGE 3
                               CSX CORPORATION
                       EDGAR Index - Form 10-K Report

Item No.                                            Page & Note Reference
- --------                                            ---------------------
PART IV

14.   Exhibits, Financial Statement
       Schedules and Reports on Form 8-K
      a.  Consolidated Statement of
           Earnings for the Years Ended
           December 31, 1993, 1992 and 1991         38
          Consolidated Statement of
           Cash Flows for the Years Ended
           December 31, 1993, 1992 and 1991         39-40
          Consolidated Statement of
           Financial Position at
           December 31, 1993, 1992 and 1991         41
          Notes to Consolidated Financial
           Statements for the Years Ended
           December 31, 1993, 1992 and 1991         42-71
          Report of Independent Auditors            37
          Index to Exhibits                         E-1
      b.  Reports on Form 8-K
           None.


(a) Items Number 11, 12 and 13 are incorporated by reference from the registrant's 1994 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

         PAGE 4

THIS IS CSX

         CSX Corporation (CSX) is a family of international transportation companies offering a wide variety of rail, container-shipping, intermodal, barging, trucking, contract logistics and related services worldwide, through the business units described below.
Address: 901 E. Cary St., Richmond, VA 23219, (804) 782-1400

         CSX Transportation Inc. (CSXT) provides rail transportation and distribution services over 18,779 route miles and 32,844 track miles in 20 states in the East, Midwest and South; the District of Columbia; and Ontario, Canada.
Address: 500 Water St., Jacksonville, FL 32202, (904) 359-3100

         Sea-Land Service Inc. (Sea-Land) is a leader in container-shipping transportation and related trade services worldwide. Sea-Land operates a fleet of 83 container ships and more than 160,000 containers in U.S. and foreign trade and serves 100 ports in 70 countries and territories.
Address: 150 Allen Rd., Liberty Corner, NJ 07938, (908) 558-6000

         CSX Intermodal Inc. (CSXI) provides transcontinental intermodal transportation services and operates a network of dedicated intermodal terminals across North America. CSXI also offers truck drayage and chassis management and leasing services.
Address: 200 International Circle, Hunt Valley, MD 21030, (410) 584-0100

         American Commercial Lines Inc. (ACL) is a leader in barge transportation, operating more than 120 towboats and 3,300 barges in both U.S. and foreign waterways. Additionally, ACL operates marine construction facilities, river terminals and communication services.
Address: 1701 E. Market St., Jeffersonville, IN 47130, (812) 288-0100

         Customized Transportation Inc. (CTI) is a provider of dedicated contract logistics services. The company provides an array of premium distribution, warehousing, processing and assembly, dedicated contract carriage and just-in-time delivery services.
Address: 10407 Centurion Parkway, North, Suite 400, Jacksonville,
FL 32256-0516, (904) 928-1400

         Non-Transportation: Resort holdings include The Greenbrier in White Sulphur Springs, W.Va., and the Grand Teton Lodge Company in Moran, Wyo. CSX Real Property Inc. is responsible for sales, leasing and development of CSX-owned properties no longer needed for operations.

         CSX holds a majority interest in Yukon Pacific Corporation, which is promoting construction of the Trans-Alaska Gas System to transport natural gas from Alaska's North Slope to Valdez where the gas will be liquefied and shipped to markets in Japan, Korea and Taiwan.
Address: 1049 W. 5th Ave., Anchorage, AK 99501, (907) 265-3180






         PAGE 5
                      CSX CORPORATION AND SUBSIDIARIES
                            FINANCIAL HIGHLIGHTS
                               (Millions of Dollars, Except Per Share Amounts)
                                1993(b)   1992      1991(c)   1990    1989(d)
                              -------   -------    -------   -------  -------
SUMMARY OF OPERATIONS
   Operating Revenue          $ 8,940   $ 8,734   $ 8,636   $ 8,205   $ 7,745
                              -------   -------   -------   -------   -------
   Operating Expense            7,934     7,769     7,782     7,337     6,876
   Productivity/Restructuring
     Charge (a)                    93       699       755        53       ---
                              -------   -------   -------   -------   -------
     Total Operating Expense    8,027     8,468     8,537     7,390     6,876
                              -------   -------   -------   -------   -------
   Operating Income           $   913   $   266   $    99   $   815   $   869
                              =======   =======   =======   =======   =======
   Earnings (Loss) From
     Continuing Operations    $   359   $    20   $   (76)  $   365   $   427
                              =======   =======   =======   =======   =======
PER COMMON SHARE
   Earnings (Loss) From
     Continuing Operations    $  3.46   $   .19   $  (.75)  $  3.63   $  4.09
                              =======   =======   =======   =======   =======
   Cash Dividends             $  1.58   $  1.52   $  1.43   $  1.40   $  1.28
                              =======   =======   =======   =======   =======
   Market Price - High        $ 88.13   $ 73.63   $ 58.00   $ 38.13   $ 38.63
                - Low         $ 66.38   $ 54.50   $ 29.75   $ 26.00   $ 29.75
                              =======   =======   =======   =======   =======
PERCENTAGE CHANGE FROM
  PRIOR YEAR
   Operating Revenue             2.4%      1.1%      5.3%      5.9%      2.0%
                              =======   =======   =======   =======   =======
   Operating Expense           (5.2)%     (.8)%     15.5%      7.5%    (7.3)%
                              =======   =======   =======   =======   =======
   Operating Expense,
    excluding Productivity/
    Restructuring Charge         2.1%     (.2)%      6.1%      6.7%      2.9%
                              =======   =======   =======   =======   =======
   Cash Dividends Per Common
    Share                        3.9%      6.3%      2.1%      9.4%      3.2%
                              =======   =======   =======   =======   =======
SUMMARY OF FINANCIAL POSITION
   Cash, Cash Equivalents and
     Short-Term Investments   $   499   $   530   $   465   $   609   $   591
                              =======   =======   =======   =======   =======
   Working Capital (Deficit)  $  (704)  $  (859)  $  (942)  $  (578)  $  (620)
                              =======   =======   =======   =======   =======
   Total Assets               $13,420   $13,049   $12,798   $12,804   $12,298
                              =======   =======   =======   =======   =======
   Long-Term Debt             $ 3,133   $ 3,245   $ 2,804   $ 3,025   $ 2,727
                              =======   =======   =======   =======   =======
   Shareholders' Equity (e)   $ 3,180   $ 2,975   $ 3,182   $ 3,541   $ 3,397
                              =======   =======   =======   =======   =======
   Book Value Per Common
     Share                    $ 30.53   $ 28.75   $ 31.08   $ 35.93   $ 33.24
                              =======   =======   =======   =======   =======
                                    - 5 -



         PAGE 6
                      CSX CORPORATION AND SUBSIDIARIES
                       FINANCIAL HIGHLIGHTS, CONTINUED

                                1993(b)   1992      1991(c)   1990     1989(d)
                              -------   -------    -------   -------  -------
EMPLOYEE COUNT (f) (Continuing Operations)
   Rail                        29,216    30,916    33,239    35,672    37,685
   Other                       17,847    16,681    16,644    15,259    14,897
                              -------   -------   -------   -------   -------
      Total                    47,063    47,597    49,883    50,931    52,582
                              =======   =======   =======   =======   =======

See Notes 1, 2, and 4 to Consolidated Financial Statements.

(a) In 1993, the company recorded a $93 million pretax charge to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings by $61 million, 59 cents per share. In 1992, the company recorded a charge to recognize the estimated costs of buying out certain trip-based compensation elements paid to train crews. The pretax charge amounted to $699 million and reduced net earnings for 1992 by $450 million, $4.38 per share. In 1991, the company recorded a charge to provide for the estimated costs of implementing work-force reductions, improvements in productivity and other cost reductions at its major transportation units. The pretax charge amounted to $755 million and reduced 1991 net earnings by $490 million, $4.88 per share. In 1990, the company recorded a $53 million restructuring charge related to its container-shipping unit. On an after-tax basis, the restructuring charge was $36 million, 37 cents per share.

(b) The company revised its estimated annual effective tax rate in 1993 to reflect the change in the federal statutory income tax rate from 34 to 35 percent. The effect of this change was to increase income tax expense for 1993 by $56 million, 54 cents per share. Of this amount, $51 million, 48 cents per share, related to applying the newly enacted statutory income tax rates to deferred tax balances as of January 1, 1993.

(c) During 1991, the company consummated the sale of a one-third interest in Sea-Land Orient Terminals Ltd., the sale of the stock of RF&P Corporation and other investment transactions. After taxes and minority interest, the transactions resulted in a net gain of $32 million, 32 cents per share.

(d) During 1989, the company consummated the sales of its partnership interest in LIGHTNET, and Rockresorts, Inc. and certain related properties. Those sales resulted in an after-tax gain of $73 million, 73 cents per share.







         PAGE 7
                      CSX CORPORATION AND SUBSIDIARIES
                       FINANCIAL HIGHLIGHTS, CONTINUED


(e) During 1989, the company purchased 9.9 million shares of its common stock, which had the effect of reducing shareholders' equity by $324 million. This completed the 60 million share purchase program, which began in the prior year. The average price of all shares acquired was $32.03.

(f)      Employee count based on annual averages.













































         PAGE 8

To Our Shareholders:

         Any sailor can navigate a calm sea. Just as turbulence helps define a mariner's skills, adversity tests the competence and agility of a corporation's management team. Though potentially destructive, adversity has its benefits. It forces people -- and corporations -- to push themselves harder, to try new approaches and to challenge the status quo.

         Clearly, CSX faced serious difficulties in 1993, a year in which a series of unforeseeable and unwelcome events sought to impede the company's efforts to improve the performance of its core transportation businesses. But it also was a splendid year for the company, because the men and women of CSX met the myriad challenges that arose. Not only did we remain on course toward meeting our long-term objectives, we emerged stronger, wiser and better able to handle whatever problems or opportunities the future may bring.

         While CSX's 1993 earnings were below our expectations, the company's overall operating performance was remarkable, particularly in light of the unusual circumstances we faced. This ability to produce solid results during demanding times reflects the fundamental improvements each of our business units has made in recent years, and it bodes well for CSX's future performance.

Overcoming Adversity

         The difficulties that CSX confronted in 1993 were widespread. A protracted strike by the United Mine Workers of America (UMWA) and weak foreign demand for export coal dealt punishing blows to our rail and barge units. Weak economies abroad hurt U.S. exports and reduced our container-shipping unit's volumes in key trade lanes. Even Mother Nature added to our trials, as a severe winter storm in March virtually shut down our railroad for several days, and catastrophic flooding throughout the spring and summer in the Midwest caused severe disruptions for our barge unit and, to a lesser extent, our intermodal unit.

         Facing such calamitous external conditions, it would have been easy to pursue short-term performance goals at the expense of our overriding long-term objective of improving the strength and fundamental earning power of the company. Instead, each CSX business unit moved quickly to limit the impact of adverse conditions on its business while maintaining its focus on developing stronger, more competitive operations for the long term.

Strong Results

         CSX delivered solid financial results in 1993. Total revenue rose $206 million from 1992's level to $8.94 billion. Excluding a restructuring charge at our container-shipping unit, operating income exceeded $1 billion for the first time.

         Earnings per share were $4.53, down 4 cents from 1992's level, after excluding charges from both years and the 1993 impact of applying an increase in the corporate tax rate. Despite increasing the quarterly dividend by 16 percent and making $293 million in productivity improvement payments that will enhance future earnings, the company generated $238 million of free cash flow.

         PAGE 9
                           Pro Forma Net Earnings
                ---------------------------------------------
               (Millions of Dollars, Except Per Share Amounts)

                                                 1993               1992
                                          -----------------  -----------------
  Description (All After Tax)             Amount  Per Share  Amount  Per Share
  ---------------------------             ------  ---------  ------  ---------
  Net Earnings as Reported                 $359     $3.46     $ 20     $ .19
  Statutory Tax Rate Adjustment              51       .48      ---       ---
  Restructuring/Productivity Charge          61       .59      450      4.38
                                           ----     -----     ----     -----
  Pro Forma Total, Excluding Charges
    and Tax Rate Adjustment                $471     $4.53     $470     $4.57
                                           ====     =====     ====     =====

         CSX closed the year on a positive note by posting record operating income in the fourth quarter. The strong results were driven by exceptional performances at each of the company's units, which together offset a 17 percent decline in coal originations by our rail unit during the quarter. UMWA strikes against selected eastern coal producers ran for 238 days during 1993 and affected nearly 25 percent of the coal traffic handled by our rail unit in the prior year. With the work stoppages having ended December 15, we expect domestic coal traffic to return to more normal levels in 1994.

         The stock market continued to recognize the progress CSX is making toward building a better company. For the third consecutive year, the total return of CSX stock outpaced the S&P 500 Stock Index and other key market barometers. In 1993 alone, $1.5 billion in additional value was created for our shareholders, in the form of dividends and share price appreciation.

         The favorable performance of CSX stock relative to other transportation stocks and the overall market reflects Wall Street's recognition of the progress the company has made in recent years, as well as expectations for further gains in 1994 and beyond. Our goal is to meet and exceed those expectations by continuing to master the basics of our business. We are committed to enhancing shareholder value over the long term by improving the fundamental earning power of CSX and increasing free cash flow.

         We are pleased to report that CSX crossed a critical threshold in 1993 on the path to increased shareholder value: The corporation earned its cost of capital on a consolidated basis for the first time. Achieving this long-time goal is a major milestone for CSX, one we intend to build upon in 1994 and beyond.

Creating Value

         We strongly endorse the management concept known as "economic value added," or EVA, which is rapidly gaining favor among leading corporations. In basic terms, EVA holds that corporations create wealth only when they generate returns above their cost of capital. EVA provides a formula for measuring an operation's real profitability -- one that holds managers accountable for specific financial results.



         Since our major restructuring in 1988, CSX has measured the financial performance of each of its business enterprises by comparing that unit's return on invested capital (ROIC) with CSX's cost of capital. ROIC is the measure CSX uses to determine how effectively we are deploying our investors' capital in an operating activity -- whether it employs locomotives, freight cars, vessels, barges, containers, facilities, working capital, or any other asset. In basic terms, we calculate ROIC by dividing operating profit, after the payment of cash taxes, by total invested capital. When the ROIC of a CSX business unit or specific activity exceeds the corporation's overall cost of capital, EVA is enhanced.

         Our focus on generating returns in excess of the cost of capital has produced impressive results throughout the company. By calculating what capital costs the company, our management team is better able to evaluate the performance of specific operations and to determine the financial targets that must be reached. This discipline forces us to manage assets as efficiently as possible and deploy capital where it will generate the best returns. Over time, the additional value created within CSX will be reflected in the financial markets, thus creating wealth for our shareholders.

Managing More Effectively

         This focus on EVA has spread throughout CSX. It is EVA that has spearheaded many of our successful efforts to improve the long-term profitability of the company -- by cutting costs, utilizing assets more productively, conserving capital and growing our business prudently.

         Possibly the clearest example of how EVA has worked for CSX is the dramatic turnaround in the profitability of our intermodal business, which combines rail and truck operations. Six years ago when we closely evaluated this business, we discovered it was losing nearly $50 million a year -- thus eroding shareholder value.

         To remedy the situation, CSX formed a strategic business unit -- CSX Intermodal Inc. (CSXI) -- to manage our intermodal operations. In its first year, CSXI retrenched to its core business by closing 14 terminals, releasing more than 75 locomotives for other rail service and shedding nearly $100 million in revenue from money-losing operations.

         Over the next five years, CSXI grew rapidly by concentrating on its profitable niches, deploying its assets more productively and developing new business opportunities. In 1993, CSXI earned operating income of $53 million and produced a return on its capital investment well above CSX's cost of capital.

Attacking Unnecessary Costs

         The same management strategies that transformed our inefficient intermodal business into a flourishing enterprise are producing positive results throughout CSX. The most impressive results so far have come from our aggressive campaign to reduce the cost base of our businesses by driving out unnecessary expenses.



         Our rail unit, CSX Transportation Inc. (CSXT), has led the assault on costs through its Performance Improvement Team (PIT) initiative begun in 1992. Benchmarking the railroad's performance against that of its peers' best practices, CSXT identified performance gaps and established action teams to close them. The PIT process has produced permanent cost savings of $263 million since 1992, and CSXT has targeted well over $100 million in savings for 1994.

         Last year, the PIT process spread to Sea-Land Service Inc. (Sea-Land), our container-shipping unit. Sea-Land expects its performance teams to help the company capture cost reductions and productivity savings in excess of $100 million this year. That will be on top of the $262 million in savings Sea-Land has achieved during the past two years.

         Our barge unit, American Commercial Lines Inc. (ACL), also has teams hard at work refining the company's work processes and operational efficiencies following recent acquisitions. Last year, ACL initiated a major effort to re-engineer work processes to maintain its position as the carrier of choice on the U.S. inland waterway system. ACL has achieved productivity improvements of $28 million since 1992, including greater asset utilization and significant reductions in general and administrative costs.

         Reducing costs, however, is just one component of CSX's campaign to enhance the fundamental value of the company. Each of our business units is committed to working smarter in every way -- both individually and in close cooperation with other CSX units -- to improve safety, productivity, competitiveness and profitability. That commitment has become ingrained in the culture of CSX.

Growth Opportunities

         While we expect additional cost reductions to have the greatest impact on the company's operating income over the next few years, we also see significant growth opportunities ahead. In fact, each of our transportation companies currently expects to produce higher revenue during 1994.

         The railroad's merchandise traffic should remain relatively strong, and coal carloadings are expected to return to more normal levels this year. CSXI should achieve record revenue and operating income. Sea-Land will expand its market share in major trade lanes, in strategic commodity groups and among key multinational customers. Customized Transportation Inc. (CTI) -- a leading provider of dedicated contract logistics services and the newest member of the CSX family of transportation companies -- will continue to grow rapidly by expanding its service to the U.S. automotive industry and branching out into new markets. And ACL will continue to augment its main revenue sources -- coal and grain -- by increasing its handling of higher-margin commodities, such as liquids and chemicals.

         We are excited about the numerous opportunities we see flowing from the expansion of international trade. Sea-Land, because of its strength as a full-service provider of global transportation services, is especially well-positioned to pursue attractive returns and strong growth in developing markets -- particularly China, Southeast Asia, South America and Eastern


Europe. CSXT, which serves more ocean ports than any other U.S. railroad, will benefit from increased trade between America and the rest of the world, as will our intermodal company. And ACL is testing foreign waters with a new barging venture in Venezuela.

Global Transportation

         When we compare CSX with other freight transportation systems, we take great pride in the breadth of our expertise and in the fact that we already have a strong international base. These attributes give us a unique opportunity to take advantage of the growing globalization of trade and transportation services.

         All of our units -- but particularly Sea-Land and ACL -- should benefit from the recent conclusion of negotiations under the General Agreement on Tariffs and Trade, which is expected to increase trade between the United States and Europe in both merchandise and agricultural products. Likewise, our units should benefit from implementation of the North American Free Trade Act.

         We are especially optimistic about plans to gain direct access to the burgeoning Mexican market with a rail-marine link between the U.S. Gulf Coast and some of Mexico's largest markets. Under this scenario, CSXT rail cars would be rolled aboard custom-designed vessels for delivery to the Mexican Gulf Coast, where the cars would be transferred to the Mexican national railroad. Several CSX units have joined forces to produce an action plan that we expect to begin implementing late this year.

Investing in the Future

         CSXT will make a major investment in the reliability and efficiency of its locomotive fleet beginning this year. Over the next four years, CSXT will purchase 300 highly efficient locomotives, including 250 alternating-current (AC) locomotives, 53 of which will be powered by 6,000-horsepower engines. Each of the new locomotives is expected to replace approximately two older models, resulting in lower maintenance costs, increased fuel efficiency and greater service reliability.

         Crew-reduction and work-rule agreements implemented over the past few years also will contribute to the enhanced efficiency of our railroad in the years ahead. As a result of agreements negotiated in 1993 and similar ones implemented over the past several years, CSXT now can operate through-freight trains with only a conductor and engineer on virtually its entire system. Efforts to implement these agreements in local and yard service are well under way. These new crew-consist agreements, together with more flexible work rules and other productivity improvements, are strengthening the competitiveness of our railroad -- and the rail industry as a whole.

         Our ocean-shipping unit is moving to improve its competitiveness by investing $250 million over the next three years to enhance its fleet. Sea-Land will acquire four high-performance, fuel-efficient container ships. When delivered in the second half of 1995 and early 1996, the new vessels will replace higher-cost capacity in the competitive trans-Pacific trade. The company also will modify three existing Atlantic Class vessels to increase their service speed, allowing the ships to be deployed in any of several key trade lanes. This program will enable Sea-Land to replace higher-cost assets, improve efficiency and enhance customer service.

         Another way CSX is preparing for the future is by investing in the people who serve this company. The CSX Way, the framework for shaping our corporate culture that we unveiled in 1991, recognizes that the ultimate success of the company will be determined by its employees. With that in mind, we began a concerted effort last year to foster and develop the professionalism of our work force. These employee training and development programs promote the highest standards of professionalism and ethical conduct, both at senior levels of management and throughout the organization.

Public policy issues

         As always, CSX's fortunes will be affected by external factors in 1994, not the least of which will be issues of public policy and regulation.

         Increasing rail passenger service offers significant opportunities for our nation. However, renewed interest in the use of our railroad's existing rights of way by commuter and high-speed intercity passenger services raises serious issues. First, our railroad must be fairly compensated for the use of its tracks. Liability protection also must be provided. And, finally, there is the issue of passenger or commuter service limiting our ability to adequately serve freight customers.

         We must not sacrifice the quality of our freight system. We are actively negotiating with local commuter authorities on the number of trains allowed to use our rights of way and the adequate level of compensation, and we hope for a fair outcome for all parties. The reality is that our tracks have limited capacity. The preferred solution will be to build new tracks for passengers within existing rail rights of way.

         Like most U.S. companies, we are closely studying the Clinton Administration's health-care proposals. CSX provides generous benefits to its employees worldwide and last year spent more than $300 million on health care. With more than 40,000 employees in the United States alone, CSX clearly has a large stake in the outcome of this debate.

         We also are alert to possible efforts to increase the tax burden on corporations. The retroactive increase in the statutory corporate tax rate from 34 to 35 percent last year hurt the competitiveness of American businesses and reduced CSX earnings significantly. We believe that requiring corporations to pay higher income taxes is a mistake. In reality, it is shareholders, customers and employees who bear the brunt of higher corporate taxes. Moreover, corporate taxes drain funds that would otherwise be available for investment in productive assets.

         While we were disappointed to see higher corporate taxes enacted last year, we were relieved to see the demise of various proposals to assess severe taxes on energy consumption. Taxing the carbon or BTU content of energy would have placed an unreasonable burden on coal, a key commodity of our rail and barge units and an important source of energy for many CSX customers. We will continue to oppose government policies that favor certain fuel sources to the disadvantage of others.

         Another proposed tax that was firmly rejected by Congress was the unwise proposal to place a $1-per-gallon user fee on fuel used by barge operators on the inland waterways. This would have been a more than fivefold increase in the already substantial fuel taxes paid by the barge industry.

Maritime Reform Progress

         One positive development on the political front was the progress made toward enactment of maritime policy reform, which culminated in the House of Representatives overwhelmingly approving the Maritime Security and Competitiveness Act. This is a major step toward revitalizing the U.S. Merchant Marine. We are encouraged that the Clinton Administration supports maritime reform and has earmarked funding for it in its fiscal 1995 budget proposal.

         We are diligently working with other carriers and our unions to ensure that maritime policy reform becomes a reality in 1994. However, one way or another, we intend to overcome the competitive disadvantages of being a U.S.-flag operator. If significant reform is not enacted in 1994, we expect the U.S. government to approve our request to transfer a number of container ships to foreign registry, thus enabling Sea-Land to compete on more equal terms with heavily subsidized, foreign-flag competitors.

         We can't accurately predict the outcome of public policy issues or the impact economic and political developments may have on our business. But we will continue to move swiftly to limit the adverse consequences of unwelcome events beyond our control and to seize opportunities as they arise.

Building on Our Strengths

         In 1994, CSX will build on its strengths, while continuing to identify and correct weaknesses. Our business units will benchmark specific operations and functions against the best of their peers, both within and outside the transportation industry. As we identify and develop best business practices, we will spread them throughout our organization.

         Already, CSX is reaping the rewards of increased cooperation among its business units. Our companies are working closely together, sharing intelligence and economies of scale, and cooperating across a wide spectrum of activities -- including purchasing, safety, quality, technology, marketing and operations. By leveraging the strengths of our vast network of transportation companies, we are creating value for our shareholders.

         Improving the performance of our individual units continues to be our foremost objective. Beyond that, however, we intend to demonstrate that the true value of CSX is greater than the sum of its parts.





Long-term Outlook

         Our units, having made enormous strides in recent years improving virtually every aspect of their performance, are now poised to use these achievements as a springboard to further progress. We believe CSX has an opportunity to create an organization that stands among the best, not only within the transportation industry, but among all corporations worldwide. We are excited about the future and eager to demonstrate the improving earning power of CSX.

         No matter what 1994 brings -- and it would be hard to imagine circumstances as adverse as those we faced in 1993 -- we intend to deliver solid results. We have high aspirations and are setting new standards for performance excellence. And in so doing, we are laying the foundation for a bright future for our employees, customers and shareholders.


Sincerely,


/s/ JOHN W. SNOW
- ----------------
John W. Snow
Chairman and Chief Executive Officer































         PAGE 16
                      CSX CORPORATION AND SUBSIDIARIES
                              FINANCIAL SECTION


A Message to Shareholders on CSX's Financial Principles

         The management of CSX Corporation is dedicated to reporting the company's financial condition and results of operations in an accurate, timely and conservative manner in order to give shareholders all the information they need to make decisions about investment in the company. CSX management also strives to present to shareholders a clear picture of the company's financial objectives and the principles that guide its employees in achieving those goals.

         In this section, financial information is presented to assist you in understanding the sources of earnings and financial resources of the company and the contributions of the major business units. In addition, certain information needed to meet the Securities and Exchange Commission's Form 10-K requirements has been included in the Notes to Consolidated Financial Statements.

         The key objective of CSX is to increase shareholder value by improving the return on capital invested in its businesses and maximizing free cash flow. The company defines "free cash flow" as the amount of cash available for debt service and other purposes generated by operating activities after deducting capital expenditures, present value of new leases and cash dividends.

         To achieve these goals, managers utilize the following guidelines in conducting the financial activities of the company:

Capital expenditures -- CSX business units are expected to earn returns on capital expenditures in excess of the CSX cost of capital, unless such expenditures are necessary to meet safety, environmental or other regulatory requirements. Business units that do not earn above the CSX cost of capital and do not generate an adequate level of free cash flow over an appropriate period of time will be evaluated for sale or other disposition.

Taxes -- CSX will pursue all available opportunities to pay the lowest possible federal, state and foreign taxes, consistent with applicable laws and regulations and the company's obligation to carry a fair share of the cost of government. CSX also works through the legislative process to keep effective tax rates as low as possible.

Debt ratings -- The company will strive to maintain its investment grade debt ratings, which allow cost-effective access to major financial markets worldwide. The company will manage its financial condition in a manner consistent with meeting this objective, including its debt levels and the amount of fixed charges it incurs.

Dividends -- Every quarter, the cash dividend will be reviewed in light of the current rate of inflation and competitive dividend yields. The dividend may be increased periodically if cash flow projections show the higher payout level could be adequately maintained.


Management's Responsibility for Financial Reporting

         The consolidated financial statements of CSX Corporation have been prepared by management, which is responsible for their content and accuracy. The statements present the results of operations, cash flows and financial position of the company in conformity with generally accepted accounting principles and, accordingly, include amounts based on management's judgments and estimates.

         CSX and its subsidiaries have established and maintain an internal control structure designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized by management and recorded in conformance with generally accepted accounting principles. This structure includes accounting controls, written policies and procedures and a code of corporate conduct that stresses the highest ethical standards and is routinely communicated to all employees. This structure also includes an internal audit staff to monitor the compliance with and effectiveness of established policies and procedures.

         The Audit Committee of the board of directors, which is composed solely of outside directors, meets periodically with management, internal auditors and the independent auditors to review audit findings, adherence to corporate policies and other financial matters.

         The firm of Ernst & Young, Independent Auditors, has been engaged to audit and report on the company's consolidated financial statements. Its audit was conducted in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent deemed necessary for the purpose of its report, which appears on page 37.

ANALYSIS OF OPERATIONS

         CSX is a worldwide freight transportation company with autonomous units providing rail, intermodal, ocean container-shipping, barging and trucking services. In addition, these units offer a range of related services, including warehousing, distribution, logistics management and inland marine construction and repair.

         Each unit of CSX is charged with earning a return on invested capital greater than the corporate cost of capital and generating free cash flow and operating income that meet annual targets set in conjunction with corporate goals. Consistent with these unit objectives, CSX has as its foremost goal the creation of shareholder value.

         While each CSX unit faced challenges during 1993 and will meet new hurdles in 1994 and beyond, the company is committed to achieving the goals set forth above. During 1993, CSX made significant progress in reducing costs, increasing productivity and improving customer service -- progress that translated into increased market value for CSX shareholders.

         CSX Transportation Inc. (CSXT), the rail unit, serves all major industrial and consumer markets east of the Mississippi River, with the exception of New England, and more ocean ports than any other U.S. railroad. CSXT accounted for 49% of CSX's 1993 total operating revenue and 74% of total operating income. These percentages and those of the other units exclude the effect of a restructuring charge recorded at the container-shipping unit.

         Sea-Land Service Inc. (Sea-Land), is the largest U.S.-flag container-shipping company and the only U.S. carrier serving all major ocean trade lanes. Sea-Land contributed 36% of overall operating revenue and 19% of operating income.

         CSX Intermodal Inc. (CSXI), the nation's only full-service, coast-to-coast intermodal transportation company, offers a wide variety of services to domestic and international shippers through its North American network of dedicated terminals. In 1993, CSXI provided 9% of total operating revenue and 5% of total operating income.

         American Commercial Lines Inc. (ACL), provides barge and other marine services, primarily along the U.S. inland waterway system. It generated 5% of CSX's operating revenue and 4% of overall operating income.

         Customized Transportation Inc. (CTI), CSX's newest business unit, supplies contract logistics services, including just-in-time deliveries. CTI provided 2% of total operating revenue and 1% of operating income. The financial results of CTI are included in other transportation operations and interunit eliminations. (See Table 1.)

         The consolidated statements of earnings, cash flows and financial position presented on pages 38-41 reflect the combined performance of the company's business units.

Discussion of Earnings

         Consolidated operating revenue for 1993 was $8.9 billion, 2% higher than in 1992 and 4% above 1991's level. The higher 1993 revenue resulted from greater volumes handled by the container-shipping and intermodal units. These gains, attributable to expanded service and improved market share, were sufficient to overcome lower revenue at other units. Rail revenue suffered from a decline in the export coal market, as well as from the effects of a 238-day strike against selected eastern coal operators. These events depressed shipments of the largest commodity moved by CSXT. Barging revenue also declined significantly on a year-to-year basis as disastrous flooding along the upper Mississippi River and its tributaries halted most barge traffic along the inland waterway system for 89 days during the summer. ACL also felt the impact of weakened coal exports and the coal strike.

         Compared with 1991, all units generated higher revenue in 1993, primarily due to volume gains. Driving the increases were an improved level of economic activity, expanded service and market share gains. In addition, the barge unit's revenue benefited from the 1992 acquisition of the Valley Line Companies' barges.

         Consolidated operating expense was $8 billion in 1993, including Sea-Land's $93 million pretax restructuring charge. Operating expense was $8.5 billion for both 1992 and 1991. The decrease in 1993's operating expense was due to a lower charge and also reflected significant cost improvement strategies employed at all units. Operating expense in 1992 included a $699 million pretax productivity charge, and 1991's operating expense included a
                                   - 18 -



pretax productivity charge of $755 million. Both of these charges related primarily to train-crew reductions at the rail unit.

         Excluding the restructuring and productivity charges from all three years, 1993 operating expense would have been $7.9 billion, up slightly from $7.8 billion in 1992 and 1991.

         Consolidated operating income for 1993 was $913 million. This represents a significant increase over both 1992 and 1991 levels, due to the large productivity charges recorded in these years. Excluding the productivity and restructuring charges from all years, operating income increased 4% from 1992 and 18% from 1991.

         Other income totaled $18 million, compared with $3 million in 1992 and $94 million in 1991. Other income for 1993 included an increase in the gain recognized on the installment sale of track in South Florida. Other income for 1991 included one-time gains on the sales of RF&P Corporation stock and an interest in Sea-Land Orient Terminals Ltd.

         Interest expense increased $22 million from 1992's level, but decreased $8 million compared with 1991. The increase from 1992 is due largely to higher levels of short-term commercial paper issued by the company to provide cash reserves in the event of a disruptive and prolonged coal strike. This higher level of interest expense was partially offset by earnings on the company's cash reserves.

         Net earnings totaled $359 million, $3.46 per share, compared with $20 million, 19 cents per share in 1992, and a loss of $76 million, 75 cents per share in 1991, before a change in accounting.

         Net earnings for 1993 included the effect of the $93 million pretax restructuring charge posted in the first quarter to recognize the expense associated with reorganizing and downsizing the European and North American operations of Sea-Land. After taxes, this charge was $61 million, 59 cents per share. Additionally, CSX recognized $51 million, 48 cents per share of income tax expense related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

         Earnings for 1991 included a charge to provide for the estimated costs of implementing work-force reductions, improvements in productivity and other cost reductions at the major transportation units. The charge amounted to $755 million on a pretax basis and reduced 1991 net earnings by $490 million, $4.88 per share. Earnings for 1992 included a charge principally to recognize the estimated additional costs of buying out certain trip-based compensation elements paid to train crews. The additional pretax charge amounted to $699 million and reduced net earnings for 1992 by $450 million, $4.38 per share.

         Excluding the Sea-Land restructuring charge and the effect of the corporate tax rate change, earnings for 1993 would have been $471 million, $4.53 per share. These adjusted results were 4 cents per share lower than 1992's level of $470 million, $4.57 per share, and 72 cents per share above 1991's $382 million, $3.81 per share, on a like basis.


Discussion of Cash Flows

         For 1993, cash provided by operating activities, together with proceeds from disposition of properties, was adequate to fund property additions and cash dividends.

         Cash provided by operating activities totaled $962 million in 1993, compared with $939 million in 1992 and $866 million in 1991. This amount continued to be negatively impacted by payments related to the 1992 and 1991 productivity charges to implement two-member crew agreements on CSXT's rail system.

         During 1993, CSXT successfully concluded agreements providing for two-member train crews on through-freight assignments across virtually its entire rail system. These agreements, like those previously negotiated, provided for the buyout of excess positions, productivity funds and short-crew allowances.

         To date, the company has paid $640 million related to its 1992 and 1991 productivity charges, largely due to the implementation of these agreements. CSX estimates cumulative savings of approximately $60 million to $70 million in 1992 and 1993 as a result of its reduced crew sizes. Payments also were made in conjunction with implementation of Sea-Land's European and North American restructuring activities as well as other CSXT severance programs.

         With completion of two-member crew negotiations and payments made to date, CSX anticipates a significant decrease in future cash payments made from productivity and restructuring reserves. These payments are expected to be between $100 million and $125 million in 1994 and under $100 million annually after 1994.

         Property additions totaled $768 million for the year. This compares with additions of $1 billion in 1992, which included $137 million for acquisition of the assets of the Valley Line companies, and $864 million in 1991. This reduced level of capital spending reflects CSX's success in rationing capital and utilizing assets wisely.

         Additional capital was committed in the form of new and renewed operating leases. The present value of future payments on these equipment and facility leases totaled $108 million in 1993, for total new capital investment of $876 million in 1993. This compares with totals of $1 billion and $881 million in 1992 and 1991, respectively.

         CSX's cash dividends per common share rose 4% from 1992's level and 10% above 1991's level, to $l.58, compared with $1.52 and $1.43 for 1992 and 1991, respectively. This resulted from the 16% increase in the quarterly dividend beginning with the fourth quarter of 1993. The number of CSX shares outstanding rose slightly, to 104 million, as a result of stock issued under the provisions of incentive and benefit plans and the dividend reinvestment plan available to shareholders.

         CSX anticipates achieving cash flows from operations sufficient to meet future operating and capital needs, cash dividends and anticipated labor buyout and restructuring payments.
                                   - 20 -

         The company also expects that it will continue its successful record of extracting significant cash value from disposition or lease of rights of way, real estate and non-core asset holdings. CSX expects to have access to financial markets, as necessary, to fund operating, working capital and other requirements.

Discussion of Financial Position

         Cash, cash equivalents and short-term investments totaled $499 million at December 31, 1993, compared with $530 million at year-end 1992, and $465 million at year-end 1991.

         CSX adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," effective January 1, 1994. Investments in short-term and long-term debt securities held as of that date have been classified as "held to maturity."

         The working capital deficit decreased by $155 million during 1993, largely due to reclassification of current deferred income taxes. CSX had year-end working capital deficits of $704 million in 1993, $859 million in 1992, and $942 million in 1991. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX maintains adequate resources to satisfy current liabilities when they are due and has sufficient financial capacity to manage its day-to-day cash requirements.

         Under Statement of Financial Accounting Standards No. 109, CSX reclassified $108 million of its long-term deferred income tax balances to a current account during 1993 to match the life of this deferred benefit with the underlying components that gave rise to the deferred income taxes.

         Environmental concerns have drawn considerable attention. CSX, like many American companies today, faces the challenge of dealing with this issue and is addressing its environmental responsibilities and managing the related expenditures. Environmental management is an important part of CSX's strategic planning, which includes promotion of policies and procedures that emphasize environmental awareness throughout the company.

         CSX has established formal environmental departments at each operating unit to monitor operations. As a result, there is an active focus on finding the most efficient, cost-effective solutions for dealing responsibly with waste materials generated from past and present business operations. These solutions range from simple recycling and cleanup efforts to high-tech remediation initiatives.

         CSX has systematically examined the products it uses in daily processes and has avoided the use of toxic chemicals or substituted more benign products to the greatest extent possible. The company also has large-scale office waste recycling programs in place at each of its units.

          Total expenditures associated with protecting the environment and remedial environmental cleanup efforts amounted to $42 million in 1993. This compares with $27 million in 1992 and $30 million in 1991.

         Future levels of environmental costs and capital spending are difficult to estimate since they depend upon a number of variables.
                                   - 21 -

These include evolving legal requirements, technologies, insurance coverage, responsibility and credit worthiness of other parties and assessment of the remediation required at sites.

         CSX continues to assess its responsibility at environmentally sensitive locations. The company periodically reviews its environmental reserves as new developments arise and determines whether adjustments are needed. Based upon information currently available, the company believes that such reserves are adequate to meet remedial actions to comply with present laws and regulations. However, there can be no assurance that, as new facts become available or as new environmentally sensitive locations are identified, additional liabilities and related settlements would not be significant to future consolidated results of operations and cash flows.

         CSX's debt-to-total-capital ratio was 49.2% at year-end 1993, compared with 51.7% for 1992 and 46.5% for 1991. The company anticipates using excess cash to reduce debt over the next few years.

         Consistent with this objective, long-term debt decreased to $3.1 billion in 1993 from $3.2 billion in 1992. This level compares with $2.8 billion in 1991. The company issued additional debt in 1992 to finance productivity payments and property acquisitions.


                    RESOURCES AVAILABLE DECEMBER 31, 1993
                    -------------------------------------
                            (Millions of Dollars)
                             -------------------

Cash, Cash Equivalents and Short-Term Investments                      $ 499
Total Credit Lines Available                                             880
Outstanding Borrowings:
  Bank Lines                                                             ---
  Commercial Paper                                                      (464)
                                                                       -----
Total Liquidity                                                        $ 915
                                                                       =====
Working Capital (Deficit)                                              $(704)
                                                                       =====
















         PAGE 23

                                 Rail Assets
                 (Owned and leased as of December 31, 1993)

                  Freight Cars
                    Boxcars                          15,012
                    Open-top hoppers                 35,928
                    Covered hoppers                  18,808
                    Gondolas                         20,604
                    Other cars                       14,784
                                                    -------
                      Total                         105,136
                                                    -------
                  Locomotives                         2,810

                  Track
                    Route miles                      18,779
                    Track miles                      32,844

Rail Results

         CSXT met the challenges of a prolonged U.S. coal strike and sharp decline in its export coal markets in 1993 by continuing to lower the cost of its operations while increasing its focus on merchandise markets. This dual emphasis allowed the unit to earn operating income of $746 million, $6 million above 1992's comparable $740 million, despite a significant decline in coal volumes. Operating income rose 21% compared with 1991 earnings of $617 million on a like basis. These comparisons exclude net productivity charges of $619 million and $647 million in 1992 and 1991, respectively, associated with labor reductions. Including these charges, the rail unit recorded operating income of $121 million in 1992 and an operating loss of $30 million in 1991.

         Operating revenue was $4.38 billion, a 1% decline from $4.43 billion a year earlier, but a slight increase from 1991's revenue of $4.37 billion. The decrease in 1993 was caused by a 13% decline in coal revenue, the largest source of CSXT revenue. Coal revenue also was 13% lower than 1991's level. Total coal originated by CSXT was 144.1 million tons in 1993, 11% and 13% below levels originated in 1992 and 1991, respectively.

         Weakened demand for U.S. coal from the European Community nations and Japan, due to lower levels of economic growth, continued government subsidies and intensified foreign competition, caused CSXT's export coal shipments to decline significantly from the prior two years. In addition, both domestic and export shipments were negatively affected by selective coal strikes against eastern coal operators, which diminished shipments during nine months of 1993. While CSXT anticipates only a slight recovery in the export coal market, the company does expect notably higher carloadings of coal to utilities since the strikes ended in December 1993.

         Rail merchandise volume and revenue jumped 4% and 5% from 1992's levels and 6% and 9% from 1991's results, respectively, to 2.6 million carloads and $2.9 billion in revenue. The gains reflected expansion in the domestic economy and improved conditions in key industries served by CSXT.



         PAGE 24

         With U.S. auto producers enjoying large gains in market share and increased demand from consumers, CSXT's automotive traffic led the growth in merchandise carloadings and revenue. CSXT also recorded large gains in metals, due to surging scrap demand from U.S. mini-mill steel producers. Minerals traffic advanced due to renewed activity in construction and highway projects. CSXT's agriculture volumes and revenues moved well beyond prior-year levels, benefiting from export of 1992's bumper grain crop through late summer and continued expansion in the southeastern poultry and feed grain businesses throughout the year. The strengthening economy and higher level of auto production contributed to a sizeable increase in chemical traffic.

         With foreign demand for U.S.-mined phosphates remaining depressed, phosphate and fertilizer carloadings declined further. The forest products market also was off slightly from 1992 and 1991 levels as a result of excess paper production during 1992.

         CSXT anticipates modest improvement in merchandise traffic volume and revenue for 1994, reflecting continued expansion of the U.S. economy. Also, while no marked improvement is forecast in export phosphate demand, increased shipments of fertilizer products to the U.S. Midwest are expected as farmers replenish fields following last year's flooding.

         Rail operating expense was $3.6 billion, a decline of 2% from comparable 1992 expense and 3% from 1991 expense, excluding the previously mentioned productivity charges. Commitment to expense reduction and productivity improvement, coupled with volume declines, led to the lower expense level in 1993.

         Labor expense continued to decline, to $1.8 billion, from a level of $1.81 billion and $1.86 billion in 1992 and 1991, respectively, despite the negative impact of a greater number of crew starts associated with moving a larger proportion of merchandise traffic. The 1993 expense includes a 3% wage increase awarded to most contract employees mid-year and also reflected a decrease in employment levels due to implementation of two-member crews and continued personnel reductions. A 4% wage increase is scheduled for mid-1994. CSXT expects to continue to decrease the size of its work force over the next few years.

         CSXT estimated the average size of its train crews for through, local and yard trains to be 2.7 members at year-end. The unit plans to lower its average crew size for all trains to 2.3 over the next few years through implementation of smaller yard and local crews as contemplated by the 1992 and 1991 productivity charges.












         PAGE 25

                      CSX CORPORATION AND SUBSIDIARIES
                      --------------------------------
                     (All Tables in Millions of Dollars)

Table 1.  TRANSPORTATION OPERATING RESULTS
                                                  1993
                                                  ----
                                           Container                   Elim/
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $8,767  $4,380   $3,246    $ 793    $ 417  $ (69)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor and Fringe Benefits   2,922   1,797      822       81      107    115
 Materials, Supplies and
   Other (a)                 2,144     891      814      108      175    156
 Building and Equipment
   Rents                     1,048     369      573       64       19     23
 Inland Transportation         721     ---      608      475      ---   (362)
 Depreciation                  558     352      127       11       29     39
 Fuel                          413     225      109        1       42     36
 Productivity/
 Restructuring Charge           93     ---       93      ---      ---    ---
                            ------  ------   ------    -----    -----  -----
  Total                      7,899   3,634    3,146      740      372      7
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $  868  $  746   $  100    $  53    $  45  $ (76)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $  961  $  746   $  193    $  53    $  45  $ (76)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   83.0%    94.1%    93.3%    89.2%
                                    ======   ======    =====    =====
Average Employment                  29,216    9,440    1,510    2,747
                                    ======   ======    =====    =====
Property Additions and
 Present Value of New
 Operating Leases           $  818  $  576   $  172    $  50    $  13      7
                            ======  ======   ======    =====    =====  =====

















         PAGE 26


                                                  1992
                                                  ----
                                           Container                   Elim/
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $8,550  $4,434   $3,148    $ 739    $ 443  $(214)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor and Fringe Benefits   2,853   1,814      795       70      114     60
 Materials, Supplies and
   Other (a)                 2,147     939      789      110      174    135
 Building and Equipment
   Rents                     1,029     374      576       54       25    ---
 Inland Transportation         678     ---      605      454      ---   (381)
 Depreciation                  513     332      117       11       23     30
 Fuel                          424     235      115        1       47     26
 Productivity/
 Restructuring Charge          681     619       17       45      ---    ---
                            ------  ------   ------    -----    -----  -----
  Total                      8,325   4,313    3,014      745      383   (130)
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $  225  $  121   $  134    $  (6)   $  60  $ (84)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $  906  $  740   $  151    $  39    $  60  $ (84)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   83.3%    95.2%    94.7%    86.5%
                                    ======   ======    =====    =====
Average Employment                  30,916    9,495    1,382    2,905
                                    ======   ======    =====    =====
Property Additions and
 Present Value of New
 Operating Leases           $  986  $  570   $  236    $  28    $ 152
                            ======  ======   ======    =====    =====





















         PAGE 27
                                                  1991
                                                  ----
                                           Container                   Elim/
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $8,419  $4,373   $3,238    $ 686    $ 352  $(230)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor and Fringe Benefits   2,860   1,857      788       59      101     55
 Materials, Supplies and
   Other (a)                 2,132     952      832       98      131    119
 Building and Equipment
   Rents                     1,028     377      578       48       25    ---
 Inland Transportation         697     ---      642      448      ---   (393)
 Depreciation                  482     323      105        8       16     30
 Fuel                          444     247      127        1       44     25
 Productivity/
 Restructuring Charge          714     647       67      ---      ---    ---
                            ------  ------   ------    -----    -----  -----
  Total                      8,357   4,403    3,139      662      317   (164)
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $   62  $  (30)  $   99    $  24    $  35  $ (66)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $  776  $  617   $  166    $  24    $  35  $ (66)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   85.9%    94.9%    96.5%    90.1%
                                    ======   ======    =====    =====
Average Employment                  33,239    9,284    1,192    2,694
                                    ======   ======    =====    =====
Property Additions and
 Present Value of New
 Operating Leases           $  829  $  634   $  141    $  22    $  32
                            ======  ======   ======    =====    =====

(a) A portion of intercompany interest income received from the CSX parent company has been classified as a reduction of materials, supplies and other, by the container shipping unit. These amounts were $64 million in 1993 and 1992 and $65 million in 1991, respectively, and the corresponding charge is included in eliminations and other.

(b)      Excludes productivity/restructuring charges.

         Materials, supplies and other expense, which includes the cost of maintenance, information services and personal injury, decreased significantly from 1992 and 1991 levels. The results of CSXT's intensive Performance Improvement Team (PIT) program and the company's ongoing commitment to safety continue to be seen in this cost category.

         CSXT's PIT process has been responsible for marked reductions in the expense base of rail operations over the past two years and is expected to contribute additional savings in 1994 and 1995.




         While shrinking expenses, this program also has led to significant improvements in reliability, performance and efficiency. Major strides have been made in locomotive and freight car maintenance and repair, information technology, contract labor scheduling, and purchasing among other areas of rail activity. Specifically, through PIT initiatives, CSXT reduced expenses by $147 million and $116 million in 1993 and 1992, respectively. Further savings of over $100 million each year are targeted for 1994 and 1995.

         Fuel expense fell to $225 million from $235 million and $247 million in 1992 and 1991, respectively. Fuel consumption decreased from levels in earlier years, reflecting the level of operation and increased fuel efficiency. In 1993, CSXT locomotives consumed 1.33 gallons of diesel fuel per thousand gross ton miles, compared with 1.37 gallons in the prior year and 1.4 gallons in 1991. CSXT diesel fuel averaged 64 cents per gallon versus 65 cents in 1992 and 68 cents in 1991, net of the CSX hedging program.

         Building and equipment rent expense declined slightly from earlier years, reflecting lower traffic levels. Depreciation expense increased slightly from earlier years as new equipment was purchased and deployed in the business.

         With continued effort throughout CSXT to lower its expense base, the company anticipates only a slight increase in total operating expense for 1994, assuming modest improvements in traffic levels and no unusual operating conditions.

         Capital additions for 1993 totaled $579 million, which included $10 million in present value of new operating leases, compared with $561 million and $649 million for the years 1992 and 1991, respectively. Included in the 1993 total was $323 million for roadway improvements, including 400 miles of rail that were installed or replaced. With $101 million used to acquire 75 new locomotives, CSXT's fleet totaled 2,810 units at year-end, compared with 2,965 and 3,123 for year-end 1992 and 1991.

         CSXT's car fleet benefited from $73 million in new capital. Additional capital was spent on terminals, technology and other equipment.

         For 1994, CSXT projects an increase of approximately 10% in its capital additions program. As in past years, the largest share of the total will be directed to track and roadway improvements.















Table 2.  RAIL COMMODITIES BY CARLOADS AND REVENUE

                       Market
                      Share (a)         Carloads                 Revenue
                      (Percent)       (Thousands)        (Millions of Dollars)
                      ---------   --------------------  ----------------------
                         1993      1993   1992   1991      1993   1992   1991
                         ----     -----  -----  -----     -----  ------ ------
Automotive                27        326    288    265    $  461  $  413 $  367
Chemicals                 40        371    356    347       652     619    587
Minerals                  36        374    345    327       332     310    290
Food and Consumer         34        166    161    164       196     196    201
Agricultural Products     30        284    264    262       327     297    295
Metals                    22        258    225    199       243     219    200
Forest Products           30        435    441    439       442     448    425
Phosphates and Fertilizer 70        423    457    475       256     268    269
Coal                      40      1,566  1,760  1,816     1,363   1,565  1,573
                                  -----  -----  -----     -----  ------ ------
   Total                          4,203  4,297  4,294     4,272   4,335  4,207
                                  =====  =====  =====
Other Revenue                                               108      99    166
                                                         ------  ------ ------
   Total Operating Revenue                               $4,380  $4,434 $4,373
                                                         ======  ====== ======

(a) Market share is defined as CSX carloads versus carloads handled by all major Eastern railroads.

         CSXT has embarked on a four-year program to acquire 300 locomotives, with 80 of these to be delivered in 1994. Included will be 50 Dash-9-44CW direct current (DC) powered and 250 alternating current (AC) locomotives, 197 of these at 4,400 horsepower and 53 at 6,000 horsepower. The first of the AC units will be delivered in mid-1994. This new technological breakthrough for the railroad industry will allow CSXT to replace an average of two units in its existing fleet with each new unit.

         Remaining capital in the 1994 budget has been earmarked for car acquisitions, technology and a rail-barge venture to transfer freight between CSXT's rail territory in the southeastern United States and ports along Mexico's eastern coast.

Container-Shipping Results

         Sea-Land achieved solid operating results in 1993, driven by expense reductions throughout its business activities, efficiencies resulting from restructuring its Atlantic operations, and modest improvement in most traffic lanes. Excluding the $93 million pretax charge associated with this restructuring, Sea-Land would have earned record operating income of $193 million in 1993. This compares with $151 million in 1992, excluding a $17 million productivity charge; and $166 million in 1991, excluding a $67 million charge. Including the charges, reported operating income was $100 million, $134 million and $99 million for the years 1993, 1992 and 1991, respectively.



         Through ongoing management commitment and re-engineering of a number of operations, Sea-Land removed $124 million from its expense base and has targeted further significant reductions for 1994. This emphasis on the efficiency of its ocean and related inland transportation services enabled Sea-Land to deliver improved service levels to customers as well. Major improvements were recorded in vessel on-time port arrivals, which rose to 88% from the prior year's 86%.

         Sea-Land's results stand out in a year when Japanese and major European economies recorded little or no growth, adversely affecting demand for transportation services. On a comparable basis, Sea-Land's 28% increase in operating income was earned on a marginal 3% rise in container loads versus the prior year and a similar 3% growth in revenue. Operating revenue totaled $3.25 billion in 1993, compared with $3.15 billion in 1992 and $3.24 billion in 1991.

         Sea-Land experienced solid growth in both eastbound and westbound Pacific lanes. Eastbound gains resulted from new, major account customers and improving U.S. consumer markets. While Sea-Land successfully increased its volume of westbound container shipments, rates deteriorated from earlier levels due to the lagging Japanese economy. Fast-paced growth in southeast Asia, particularly China, added volume to the intra-Asian trade lane. Overall, Pacific rates remained flat in 1993. Continued U.S. consumer confidence, coupled with rapid expansion of Chinese trade, leads the company to expect improvement in these trade lanes during 1994. Sea-Land does not anticipate significant improvement in the Japanese economy within the next year.

         Container volumes in Sea-Land's Atlantic services declined primarily as a result of the company's restructuring. The core of the business was strengthened as functions were streamlined, agencies were closed and service to certain outlying, non-profitable ports was curtailed. These measures, along with conference rate agreements reached during the year, caused a 2% increase in the average rate for Atlantic cargoes, but revenue for this business segment declined due to the lower volumes.

         Modest improvement is forecast for the economies of Germany and the United Kingdom -- the major economies of Europe. Accordingly, Sea-Land anticipates only modest growth in Atlantic volume in the near future. However, as Europe recovers and as trade expands under the General Agreement on Tariffs and Trade, the unit expects increased demand and revenue from these routes.

         Strong growth in shipments between Asia and Europe and to the Middle East and Indian Subcontinent led to a 19% increase in Asia/Middle East/Europe
(AME) traffic. These lanes experienced intense rate competition for incremental volume, causing average rates to fall 8% from the prior year. However, carrier efforts to stabilize rates took hold late in 1993 and are expected to lead to an improved rate structure in 1994. With expectations of 7% market growth, Sea-Land anticipates that its AME traffic will continue to increase this year.

         Sea-Land recorded solid volume and revenue gains in its domestic routes, namely Hawaii, Alaska and Puerto Rico. Market share gains were achieved and further benefit was derived from rising economic demand. Continued revenue increases are forecast despite possible expansion by the

                                   - 30 -
leading Alaskan competitor and the pending sale of the state-run Puerto Rican shipping company.

         Service expansion to the Caribbean and Latin American markets spurred growth in the Americas trade lanes. Refrigerated cargo movements continue to make a major contribution to profit improvement. Total Americas revenue climbed 9% from 1992 and 20% from 1991 levels.

         Sea-Land's 1993 operating expense rose $56 million from 1992's level and decreased $19 million from 1991's expense, excluding productivity and restructuring charges from all years. These results reflect Sea-Land's efforts to use expense reductions and productivity improvements to offset global inflation and the cost of carrying higher volumes. Including restructuring and productivity charges, 1993's total operating expense was $3.15 billion, compared with $3.01 billion in 1992 and $3.14 billion in 1991.

                          Container-Shipping Assets
                 (Owned and leased as of December 31, 1993)


                Containers
                    40- and 20-foot dry vans         131,354
                    45-foot dry vans                   8,833
                    Refrigeration vans                15,989
                    Other specialized equipment        5,252
                                                     -------
                      Total                          161,428
                                                     =======
                Container ships                           83

                Terminals
                  Exclusive-use                            8
                  Preferred berthing rights               15

         Labor and fringe benefits expense rose slightly despite a reduction in Sea-Land's worldwide labor force. This increase reflected higher average wages, stronger business activity and inflation. Sea-Land anticipates no increase in the overall size of its work force in 1994, but a modest increase in the average wage.

         Materials, supplies and other expense rose 3% from the prior year but decreased 2% from 1991's level as a result of efforts to improve terminal productivity and contain vessel and equipment maintenance costs.

         Rent expense remained flat over the three-year period from 1991-93 as Sea-Land undertook efforts to replace short-term leased containers with owned assets and carefully controlled vessel-charter and facility-lease expense.

         Inland transportation expense remained at 1992's level but was 5% lower than in 1991, a year influenced by military operations in the Middle East. The unit has achieved significant gains in reducing this major expense category through centralization of vendor selection and other controls.

         Reflecting new capital additions, depreciation expense rose over the three-year period 1991-93.
                                   - 31 -

         Fuel expense, net of CSX's hedging program, declined from prior years due to declining prices for bunker fuel, the lower-grade fuel used to power container ships. Sea-Land paid an average of 32 cents, 34 cents and 37 cents per gallon of fuel in 1993, 1992 and 1991, respectively. Annual fuel consumption remained steady over the three-year period at approximately 340 million gallons.

         Sea-Land's management is committed to obtaining more than $100 million in additional expense reductions during 1994 while improving the quality of customer service. By the late 1990's, the company hopes to reach a 90% ratio of operating expense to operating revenue through cost-control and productivity-improvement efforts. This objective requires the unit to continually offset inflation through expense reductions.

         Additional reductions in operating expense could be realized through Congressional reform of U.S. maritime policy. CSX is optimistic that legislation authorizing subsidies and/or foreign registry of vessels currently under U.S.-flag registration will be approved by Congress and funded by the Administration during 1994. Sea-Land does not foresee any material cost associated with implementing changes currently proposed in U.S. maritime policy or reflagging.

         Sea-Land's capital additions totaled $172 million for 1993, including $125 million in expenditures and $47 million in present value of new long-term operating lease commitments. The total compares with $236 million in the prior year and $141 million for 1991.

         Early last year, Sea-Land launched an upgraded express service between Southeast Asia and the U.S. Westcoast at an investment of $53 million. This total included new vessel charters and containers.

         In addition, Sea-Land spent $40 million to purchase or refurbish containers. Over the past two years, Sea-Land spent significant capital to expand its fleet of owned containers. This represents replacement of leased containers, rather than enlargement of the container fleet.

         The unit also invested $20 million in its vessel fleet during 1993 with the remaining portion of its capital dedicated to terminal facilities, technology and other areas.

         Sea-Land's level of 1994 maintenance capital is expected to remain at or below 1993's level. Capital will be focused on upgrading and increasing the number of refrigerated containers and continuing to reduce short-term equipment leases through acquisition. Additional capital will be required to maintain vessels and to upgrade and expand terminal capacity.

         During the first quarter of 1994, Sea-Land will enter into contracts covering the construction of four high-performance, fuel-efficient container vessels and the modification of three Atlantic Class Vessels (ACVs) in its current fleet, at a total expenditure of approximately $250 million over a three-year period. The four new vessels will replace higher-cost capacity in the very competitive trans-Pacific trade. The three ACVs will have their speed increased from roughly 19 knots to 21 knots, while their effective capacity will remain unchanged. This combined program will enable Sea-Land to replace higher-cost assets, improve efficiency and enhance service to its customers.
                                   - 32 -

Intermodal Results

         CSXI grew operating income 36% in 1993, to a level of $53 million, excluding a 1992 productivity charge. Prior-year results for this unit would have been $39 million in 1992, exclusive of the $45 million productivity charge, and $24 million in 1991. Beginning in 1993, separate results were publicly reported for CSXI. Previously, earnings were reported with those of the rail unit.

         Operating revenue was $793 million, 7% higher than the prior year and 16% greater than 1991's level. Rail containers and trailers handled by CSXI totaled 1.14 million in 1993, with significant increases over prior years in shipments from domestic customers, international steamship lines other than Sea-Land, and truckline partners. CSXI anticipates continued volume growth in 1994 in these same categories of traffic. The unit has undertaken a program to enhance the size and prominence of its national sales force during 1993 and 1994 and expects greater rates of revenue growth as it continues to win customers with its superior product and service.

                              Intermodal Assets
                 (Owned and leased as of December 31, 1993)

                 Equipment
                   Domestic Containers                2,520
                   Rail Trailers                      8,672

                 Facilities
                   CSX Intermodal Terminals              33
                   Motor Carrier Operations Terminals    24
                   CSX Services Facilities               17

         Operating expense was $740 million in 1993. This compares with $745 million in the prior year and $662 million in 1991. The unit's 1992 expense included a $45 million transfer of the productivity charge recorded by CSXT related to locomotive-crew buyouts. Excluding the charge, 1993 expense increased 6% and 12% from 1992 and 1991, respectively, as result of the higher volumes handled by the unit.

         Capital additions for the year of $50 million were focused on terminal improvements and equipment acquisition. This total compares with $28 million in 1992 and $22 million in 1991. CSXI plans to further expand its domestic trailer and container fleet in 1994 as well as to complete a number of expansion and upgrade projects at major facilities across the United States, including Chicago, Atlanta and Little Ferry, N.J. Reflecting its growth plans, CSXI's capital program is expected to total approximately $60 million in 1994.

Barge Results

         ACL suffered a one-year setback in operating income due to extensive flooding along the Mississippi River system. Operating income declined from 1992's $60 million to $45 million as ACL faced closings and restrictions on the waterway system during the second and third quarters of 1993. Operating


                                   - 33 -



         PAGE 34

income was higher than the $35 million reported in 1991, as ACL increased its fleet size by one-third through acquisitions of barge assets during late 1991 and 1992.

         Total operating revenue was $417 million, compared with 1992's revenue of $443 million and $352 million in 1991. Barge ton miles totaled 45 billion for 1993, a decrease of 3 billion ton miles from the prior year, but 5 billion ton miles above 1991's levels. Mirroring this lower volume, revenue from barging activity declined 5% from the prior year, but was 12% higher than in 1991 due to the recent acquisitions. Midwest flooding, depressed export coal shipments and lower grain movements caused the year-over-year decline.

         The barge unit, however, did record sizeable gains in the movement of non-bulk commodities and bulk products other than coal and grain. Non-bulk commodities, such as scrap metal, pig iron and aluminum slabs, surged with demand from industrial consumers. Tonnages of salt and fertilizer grew, reflecting increased demand and the need of Midwest farmers to replenish fields following last summer's floods.

         Soft demand for export coal is expected through 1994 while weak grain exports are anticipated through the second quarter of 1994. These two factors will limit both the growth in barge movements and rate improvement, though continued strength in the non-bulk sector is expected. The company anticipates a return to typical business levels with a normal grain harvest in the fall of 1994.

         ACL's other marine revenue, which includes revenue from terminal operations and Jeffboat, the unit's marine construction company, declined from the prior year due to the Midwest floods but increased from 1991's level as a result of the acquisitions. Jeffboat currently has a backlog of new orders through mid-summer 1994 and anticipates successfully entering the market to build vessels for the expanding riverboat gaming industry.

         Barge operating expense was $372 million, a 3% decrease from 1992's $383 million, resulting from re-engineering of many operations and business practices and the lower level of barging activity. Expenses were 17% greater than 1991's $317 million, due to the unit's larger barge fleet.

         Labor and fringe benefits expense declined from the prior years as a result of downsizing the administrative functions and layoffs of boat personnel during the summer floods.

         As a result of the ongoing high level of activity at Jeffboat, materials, supplies and other expense was flat compared with 1992's level. This expense increased 34% from 1991's level, due primarily to the fleet expansion.

         The lower level of barging activity caused fuel consumption to decline 7% and expense to fall 11% from the prior year. Compared with 1991, consumption rose 8% while expense declined 5%, with the larger barge fleet accounting for the increase in fuel consumption, offset by lower oil prices. ACL consumed 70 million gallons of fuel during 1993 at an average price of 58 cents per gallon.


                                   - 34 -



         PAGE 35

         ACL trimmed its level of capital additions to $13 million in 1993. This compares with $152 million a year earlier, which included $137 million for the assets of the Valley Line companies, and $32 million in 1991. The majority of 1993 capital was used to upgrade and expand the chemical barge fleet. ACL anticipates that 1994's level of capital expenditures will be similar to last year's level.

                               Barging Assets
                 (Owned and leased as of December 31, 1993)

                Towboats                                123
                Barges
                    Covered/open-top hoppers          3,117
                    Tankers                             236

                Marine Services
                  River terminals                        11
                  Fleeting operations                    15
                  Shipyards                               2




































                                   - 35 -



         PAGE 36

Consolidated Outlook

         With growing strength in the domestic economy, especially in the industrial base served by CSXT, and limited recovery of the major economies of Europe and Japan, CSX expects to improve earnings in 1994. As always, this outlook is subject to external factors similar to those that affected the company's performance during 1993 -- severe weather conditions, work stoppages at major customers and stalled growth in foreign economies.

         The management and employees of CSX remain committed to improving the efficiency and productivity of their businesses while reducing the cost of supplying customers with continually improving levels of transportation services. CSX is also dedicated to recognizing growth opportunities in the markets it serves and pursuing new markets that offer adequate returns on investment. These efforts should be reflected in improved operating performance and operating ratios at each of the CSX transportation units.

         PAGE 37
                REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of CSX Corporation


         We have audited the accompanying consolidated statement of financial position of CSX Corporation and subsidiaries as of December 31, 1993, 1992 and 1991, and the related consolidated statements of earnings and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above (appearing on Pages 38-71) present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 31, 1993, 1992 and 1991, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

         As discussed in Notes 1 and 13 to the consolidated financial statements, the company changed its method of accounting for post-retirement benefits other than pensions in 1991.



                              /s/ ERNST & YOUNG
                              -----------------
                              Ernst & Young


Richmond, Virginia
January 28, 1994

         PAGE 38
                      CSX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS
               (Millions of Dollars, Except Per Share Amounts)

                                               Years Ended December 31,
                                            1993        1992        1991
                                           ------      ------      ------
OPERATING REVENUE
  Transportation                           $8,767      $8,550      $8,419
  Non-Transportation                          173         184         217
                                           ------      ------      ------
          Total                             8,940       8,734       8,636
                                           ------      ------      ------
OPERATING EXPENSE
  Transportation                            7,806       7,644       7,643
  Non-Transportation                          128         125         139
  Productivity/Restructuring Charge            93         699         755
                                           ------      ------      ------
          Total                             8,027       8,468       8,537
                                           ------      ------      ------
OPERATING INCOME                              913         266          99
Other Income                                   18           3          94
Interest Expense                              298         276         306
                                           ------      ------      ------
EARNINGS (LOSS) BEFORE INCOME TAXES           633          (7)       (113)
Income Tax Expense (Benefit)                  274         (27)        (37)
                                           ------      ------      ------
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT
  OF CHANGE IN ACCOUNTING                     359          20         (76)
Cumulative Effect on Years Prior to 1991
  of Change in Accounting for Post-
  retirement Benefits Other than Pensions     ---         ---        (196)
                                           ------      ------      ------
NET EARNINGS (LOSS)                        $  359      $   20      $ (272)
                                           ======      ======      ======

EARNINGS (LOSS) PER SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING                              $  3.46     $   .19     $  (.75)
Cumulative Effect on Years Prior to 1991
  of Change in Accounting for Post-
  retirement Benefits Other than Pensions     ---         ---       (1.95)
                                          -------     -------     -------
EARNINGS (LOSS) PER SHARE                 $  3.46     $   .19     $ (2.70)
                                          =======     =======     =======
AVERAGE COMMON SHARES
  OUTSTANDING (THOUSANDS)                 103,915     102,907     100,489
                                          =======     =======     =======
COMMON SHARES OUTSTANDING
  AT END OF YEAR (THOUSANDS)              104,143     103,476     102,362
                                          =======     =======     =======
CASH DIVIDENDS PAID PER COMMON SHARE      $  1.58     $  1.52     $  1.43
                                          =======     =======     =======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 39
                      CSX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Millions of Dollars)

                                                    Years Ended December 31,
                                                    1993      1992      1991
                                                  -------   -------   -------
OPERATING ACTIVITIES
  Earnings (Loss) Before Cumulative Effect of
    Change in Accounting                           $ 359     $  20     $  (76)
  Adjustments to Reconcile Earnings to
    Cash Provided
      Depreciation                                   572       527        501
      Deferred Income Taxes                          181       (72)      (165)
      Productivity/Restructuring Charge - Provision   93       699        755
                                        - Payments  (293)     (445)       (93)
      Net Gains from Investment Transactions         ---       ---        (75)
      Other Operating Activities                      35        67        (39)
      Changes in Operating Assets and
        Liabilities
          Accounts Receivable                        (15)      145         (3)
          Materials and Supplies                     (10)       18         49
          Other Current Assets                         3        35        (13)
          Accounts Payable and Other Current
            Liabilities                               37       (55)        25
                                                   -----     -----     ------
      Cash Provided by Operating Activities          962       939        866
                                                   -----     -----     ------

INVESTING ACTIVITIES
  Property Additions                                (768)   (1,041)      (864)
  Purchase of Long-Term Marketable Securities       (115)      ---        ---
  Proceeds from Property Dispositions                 59        65         78
  Proceeds from Sales of Affiliates                  ---         7        203
  Other Investing Activities                         (46)      (16)        (6)
                                                   -----     -----     ------
    Cash Used by Investing Activities               (870)     (985)      (589)
                                                   -----     -----     ------

         PAGE 40
                      CSX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                            (Millions of Dollars)


                                                    Years Ended December 31,
                                                    1993      1992      1991
                                                  -------   -------   -------
FINANCING ACTIVITIES
  Short-Term Debt-Net                                150      (154)      (128)
  Long-Term Debt Issued                               81       664        379
  Long-Term Debt Repaid                             (249)     (260)      (431)
  Cash Dividends Paid                               (164)     (157)      (144)
  Other Financing Activities                          14        37         41
                                                   -----     -----    -------
    Cash (Used) Provided by Financing Activities    (168)      130       (283)
                                                   -----     -----    -------
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  (Decrease) Increase in Cash and Cash Equivalents   (76)       84         (6)
  Cash and Cash Equivalents at Beginning of Year     374       290        296
                                                   -----     -----    -------
    Cash and Cash Equivalents at End of Year         298       374        290
  Short-Term Investments                             201       156        175
                                                   -----     -----    -------
    Cash, Cash Equivalents and Short-Term
      Investments at End of Year                   $ 499     $ 530    $   465
                                                   =====     =====    =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 41
                      CSX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                            (Millions of Dollars)
                                                        December 31,
                                                1993       1992        1991
                                              -------    -------     -------
ASSETS
  Current Assets
      Cash, Cash Equivalents and
        Short-Term Investments                $   499    $   530     $   465
      Accounts Receivable                         668        605         728
      Materials and Supplies                      199        189         206
      Deferred Income Taxes                       108        ---         ---
      Other Current Assets                         97         97         136
                                              -------    -------     -------
        Total Current Assets                    1,571      1,421       1,535
                                              -------    -------     -------
  Properties and Other Assets
      Properties-Net                           10,788     10,636      10,177
      Affiliates and Other Companies              268        264         238
      Other Assets                                793        728         848
                                              -------    -------     -------
        Total Properties and Other Assets      11,849     11,628      11,263
                                              -------    -------     -------
        Total Assets                          $13,420    $13,049     $12,798
                                              =======    =======     =======
LIABILITIES
  Current Liabilities
      Accounts Payable and Other Current
        Liabilities                           $ 1,965    $ 2,066     $ 2,079
      Current Maturities of Long-Term Debt        146        200         230
      Short-Term Debt                             164         14         168
                                              -------    -------     -------
        Total Current Liabilities               2,275      2,280       2,477
                                              -------    -------     -------
  Long-Term Debt                                3,133      3,245       2,804
                                              -------    -------     -------
  Long-Term Liabilities and Deferred Gains      2,491      2,467       2,114
                                              -------    -------     -------
  Deferred Income Taxes                         2,341      2,082       2,221
                                              -------    -------     -------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                      104        103         102
  Other Capital                                 1,307      1,250       1,217
  Retained Earnings                             1,927      1,729       1,866
  Minimum Pension Liability Adjustment           (158)      (107)         (3)
                                              -------    -------     -------
        Total Shareholders' Equity              3,180      2,975       3,182
                                              -------    -------     -------
        Total Liabilities and
          Shareholders' Equity                $13,420    $13,049     $12,798
                                              =======    =======     =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 42
                      CSX CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES.

Principles of Consolidation

         The Consolidated Financial Statements reflect the results of operations, cash flows and financial position of CSX and its majority-owned subsidiaries as a single entity. All significant intercompany accounts and transactions have been eliminated.

         Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

Cash, Cash Equivalents and Short-Term Investments

         Cash in excess of current operating requirements is invested in various short-term instruments carried at cost that approximates market value. Those short-term investments having a maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash and cash equivalents are net of outstanding checks that are funded daily as presented for payment from cash receipts and maturing short-term investments.

Accounts Receivable

         In October 1993, a special purpose subsidiary of the company filed a registration statement with the Securities and Exchange Commission covering $250 million of Trade Receivable Participation Certificates ("Certificates") evidencing undivided interests in a trade accounts receivable master trust. The master trust assets include an ownership interest in a revolving portfolio of rail freight accounts receivable.

         Subsequently, the company issued $200 million of Certificates, at 5.05%, due September 1998. The Certificates are collateralized by $234 million of accounts receivable held in the master trust. The proceeds from the issuance of the Certificates were used to reduce the amount of accounts receivable sold under a previous agreement.

         In addition, the company has a five-year revolving agreement with a financial institution to sell with recourse on a monthly basis, an undivided percentage ownership interest in designated pools of accounts receivable up to a maximum of $200 million. CSX has retained the collection responsibility with respect to accounts receivable held in trust or sold. Previous revolving agreements allowed for the sale of up to $500 million of accounts receivable. At December 31, 1993, 1992 and 1991, accounts receivable have been reduced by $380 million, $400 million and $425 million, respectively, representing Certificates and receivables sold.

         The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable, including receivables collateralizing Certificates and receivables sold. Allowances for doubtful accounts of $87 million, $96 million and $89 million have been applied as a reduction of accounts receivable at December 31, 1993, 1992 and 1991, respectively.
                                   - 42 -



         PAGE 43
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Materials and Supplies

         Materials and supplies are carried at average cost.

Properties

         Properties are carried principally at cost. Provisions for depreciation of rail property and equipment are based on estimated useful service lives of seven to 42 years, computed primarily on the straight-line composite method. Under this method, ordinary gains and losses on dispositions are recorded to accumulated depreciation. Provisions for depreciation of non-rail property and equipment are based on estimated useful service lives of three to 45 years, computed on the straight-line unit basis method, and gains and losses on dispositions are recorded in earnings as incurred.

Post-Retirement Benefits Other Than Pensions

         The company has adopted SFAS No. 106, "Employers' Accounting for Post-retirement Benefits Other than Pensions." Under the accrual method specified by SFAS No. 106, the total future cost of providing other post-retirement employment benefits is estimated and recognized as expense over the employees' requisite service period.

Fair Values of Financial Instruments

         The following methods and assumptions were used by the company in estimating fair values for financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," which the company adopted effective January 1, 1992:

Current Assets and Current Liabilities

         The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate their fair values.

Long-Term and Short-Term Debt

         The carrying amounts of the company's borrowings under its short-term debt arrangements approximate their fair values. The fair values of the company's long-term debt have been based upon market quotations for similar debt instruments or estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of borrowing arrangements.

         The company's remaining financial instruments at December 31, 1993 and 1992 are not significant.

         PAGE 44
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Environmental Costs

         Environmental costs that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to remediating an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when CSX's responsibility for environmental remedial efforts is deemed probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the company's commitment to a formal plan of action. The recorded liabilities for estimated future environmental costs at December 31, 1993, 1992 and 1991, were $131 million, $77 million and $81 million, respectively.

Earnings Per Share

         Earnings per share are based on the weighted average of common shares outstanding. Dilution, which could result if all outstanding common stock equivalents were exercised, is not significant.

Prior-Year Data

         Certain prior-year data have been reclassified to conform to the 1993 presentation.

NOTE 2. PRODUCTIVITY AND RESTRUCTURING CHARGES.

1993 Restructuring Charge

         The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings for 1993 by $61 million, 59 cents per share. As of December 31, 1993, payments totaling $34 million have been recorded as a reduction of the liability for the restructuring charge.

1992/1991 Productivity Charges

         In the fourth quarter of 1991, the company recorded a charge to provide for the estimated costs of implementing work force reductions, improvements in productivity and other cost reductions at its major transportation units. The charge amounted to $755 million on a pretax basis and reduced 1991 net earnings by $490 million, $4.88 per share. In the second quarter of 1992, the company recorded a charge principally to recognize the estimated additional costs of buying out certain trip-based compensation elements paid to train crews. The additional pretax charge amounted to $699 million and reduced net earnings for 1992 by $450 million, $4.38 per share. Of the combined charges, $1.3 billion was provided for employee

         PAGE 45
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 2. PRODUCTIVITY AND RESTRUCTURING CHARGES, Continued

separations and associated liabilities and $151 million related to various costs and claims expected to result from consolidation of terminal operations, litigation and other negotiated settlements.

         The $1.3 billion portion of the combined charges attributable to CSX Transportation Inc. (CSXT), the company's rail unit, includes $1.2 billion for reductions from three to two person train crews and for buying out productivity funds and short-crew allowances. CSXT has reached labor agreements across virtually all of its rail system allowing it to operate trains with two-member crews. The estimated cost based on the ratified labor agreements with the United Transportation Union members is approximately 93% of the amount initially provided.

         As of December 31, 1993, payments totaling $640 million have been recorded as a reduction of the aggregate liabilities for the productivity charges. The remaining liability consists of $607 million for employee separations and associated costs and $187 million for claims, litigation and other negotiated settlements.

         The $84 million combined 1992 and 1991 pre-tax productivity charges at the container-shipping unit included a provision of $40 million for the planned separation of employees, and $44 million for the consolidation and realignment of various divisions and terminal operations, a change in revenue and expense recognition methodology and other negotiated settlements.

NOTE 3.  OPERATING EXPENSE.
                                                1993      1992      1991
                                              -------   -------   -------
Labor and Fringe Benefits                     $ 3,055   $ 2,986   $ 3,001
Materials, Supplies and Other                   1,963     1,974     1,968
Building and Equipment Rent                     1,101     1,080     1,079
Inland Transportation                             721       678       697
Depreciation                                      572       527       502
Fuel                                              413       424       444
Taxes Other Than Income and Payroll Taxes         109       100        91
Productivity/Restructuring Charge                  93       699       755
                                              -------   -------   -------
          Total                               $ 8,027   $ 8,468   $ 8,537
                                              =======   =======   =======
Maintenance and Repair Expense
   Included in Above Items                    $ 1,188   $ 1,205   $ 1,224
                                              =======   =======   =======
Selling, General and Administrative Expense
   Included in Above Items                    $ 1,202   $ 1,134   $ 1,148
                                              =======   =======   =======

         PAGE 46
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  OTHER INCOME.
                                                1993       1992      1991
                                                ----       ----      ----

Interest Income                                $  52      $  43     $  72
Net Gain on Investment Transactions (a)          ---        ---        49
Gain on Sale of RF&P Corporation Stock (b)       ---        ---        31
Installment Gain on South Florida Track Sale      20          7         7
Discount on Sale of Accounts Receivable          (15)       (17)      (32)
Minority Interest in Earnings
  of Subsidiaries                                (14)       (15)      (25)
Equity Earnings of Other Affiliates               (7)         2         6
Miscellaneous                                    (18)       (17)      (14)
                                               -----      -----     -----
          Total                                $  18      $   3     $  94
                                               =====      =====     =====

(a) In 1991, the company consummated the sale of one-third of its interest in Sea-Land Orient Terminals Ltd., to Ready City Ltd. (a Hong Kong-based consortium). The sale proceeds amounted to $97 million and resulted in a pretax gain of $65 million, $35 million after tax, or 35 cents per share. The company also recorded a pretax charge of $16 million, $11 million after tax, or 11 cents per share, related to the establishment of valuation reserves for several investments in "non-core business" affiliates.

(b) In a series of transactions consummated in 1991, the company exchanged its 6.8 million shares of RF&P Corporation (RF&P) stock for the rail assets of RF&P and $106 million in cash. These transactions resulted in a pretax gain of $31 million, before associated minority interest expense of $5 million, $8 million after tax, or 8 cents per share.

NOTE 5.  INCOME TAXES.

         Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 superseded SFAS No. 96, "Accounting for Income Taxes," which the company adopted effective January 1, 1987. SFAS No. 109 requires that deferred income tax assets and liabilities be classified as current or non-current based upon the classification of the related asset or liability for financial reporting. Net earnings for 1993 were not impacted by the adoption of SFAS No. 109. As permitted under the new rules, prior-year financial statements have not been restated.

         PAGE 47
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INCOME TAXES, Continued

         Earnings from domestic and foreign operations and related income tax expense are as follows:

                                  1993           1992           1991
                                 -----          -----          -----
Earnings (Loss) Before Income
  Taxes:
        - Domestic               $ 570          $ (67)         $(239)
        - Foreign                   63             60            126
                                 -----          -----          -----
    Total                        $ 633          $  (7)         $(113)
                                 =====          =====          =====
Income Tax Expense (Benefit):
Current - Federal                $  71          $  27          $ 102
        - Foreign                   18             15             11
        - State                      4              3             15
                                 -----          -----          -----
    Total Current                   93             45            128
                                 -----          -----          -----
Deferred - Federal                 160            (72)          (142)
         - Foreign                   1              2              2
         - State                    20             (2)           (25)
                                 -----          -----          -----
    Total Deferred                 181            (72)          (165)
                                 -----          -----          -----
    Total Expense (Benefit)      $ 274          $ (27)         $ (37)
                                 =====          =====          =====

         Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                  1993             1992           1991
                              ----   ----      ----   ----    ----   ----
Tax at Statutory Rates        $222     35%     $ (2)  (34)%   $(38)   (34)%
State Income Taxes              16      2         1    (a)      (7)    (6)
Minority Interest              ---    ---       ---   ---        6      5
Increase in Statutory Rate(b)   51      8       ---   ---      ---    ---
Prior Years' Income Taxes      (15)    (2)      (14)   (a)      (1)    (1)
Other Items                    ---    ---       (12)   (a)       3      3
                              ----   ----      ----   ----    ----   ----
     Total Expense (Benefit)  $274     43%     $(27)   (a)%   $(37)   (33)%
                              ====   ====      ====   ====    ====   ====
(a)  Percentage is not meaningful.

(b) The company revised its annual effective tax rate in 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense by $51 million related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

         PAGE 48
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INCOME TAXES, Continued

         The significant components of deferred tax assets and liabilities after considering the adoption of SFAS No. 109 include:

                                            December 31, January 1,
                                                1993        1993
                                               ------      ------
Deferred Tax Assets
  Productivity/Restructuring Charge            $  299      $  375
  Employee Benefit Plans                          351         282
  Deferred Gains and Related Rents                162         159
  Other                                           312         283
                                               ------      ------
    Total                                       1,124       1,099
                                               ------      ------
Deferred Tax Liabilities
  Accelerated Depreciation                      2,979       2,799
  Other                                           378         382
                                               ------      ------
    Total                                       3,357       3,181
                                               ------      ------
Net Deferred Tax Liabilities                   $2,233      $2,082
                                               ======      ======

         At December 31, 1991, the net deferred income tax liability was $2.2 billion. The significant components were a net liability for accelerated depreciation of $2.7 billion, and net benefits for productivity/restructuring charges of $318 million, employee benefit plans of $176 million and deferred gains and related rents of $103 million.

         In addition to the annual provision for deferred income tax expense, the change in the year-end net deferred income tax liability balances included the income tax benefit for the minimum pension liability adjustments in 1993 and 1992 and, in 1991, the income tax benefit related to the cumulative effect of the change in accounting and the effect of the RF&P transactions.

         The company has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are reinvested. Such earnings amounted to $213 million, $188 million and $169 million at December 31, 1993, 1992 and 1991, respectively. These amounts could become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practical to determine the amount of net additional income tax that would be payable if such earnings were repatriated.

         Income tax payments during 1993, 1992 and 1991 totaled $92 million, $71 million and $57 million, respectively.

         The company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal

         PAGE 49
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INCOME TAXES, Continued

income tax returns of CSX have been completed through 1987. Returns for 1988-1990 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

NOTE 6.  CHANGES IN SHAREHOLDERS' EQUITY.

                         Common Shares                               Minimum
                         Outstanding    Common   Other    Retained   Pension
                         (Thousands)    Stock    Capital  Earnings   Liability
                         -------------  ------   -------  --------   ---------
Balance December 31, 1990   98,540       $ 99    $1,160    $2,282      $ ---
Net Loss                       ---        ---       ---      (272)       ---
Dividends - Common             ---        ---       ---      (144)       ---
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Issued - Net       2,007          2        96       ---        ---
    Purchase Loans - Net       ---        ---       (93)      ---        ---
  Other Stock Issued - Net   1,815          1        54       ---        ---
Minimum Pension Liability      ---        ---       ---       ---         (3)
                           -------       ----    ------    ------      -----
Balance December 31, 1991  102,362        102     1,217     1,866         (3)
Net Earnings                   ---        ---       ---        20        ---
Dividends - Common             ---        ---       ---      (157)       ---
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Issued - Net         103        ---         8       ---        ---
    Purchase Loans - Net       ---        ---        (3)      ---        ---
  Other Stock Issued - Net   1,011          1        28       ---        ---
Minimum Pension Liability      ---        ---       ---       ---       (104)
                           -------       ----    ------    ------      -----
Balance December 31, 1992  103,476        103     1,250     1,729       (107)
Net Earnings                   ---        ---       ---       359        ---
Dividends - Common             ---        ---       ---      (164)       ---
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Canceled             (82)       ---        (4)      ---        ---
    Purchase Loans - Net       ---        ---        19       ---        ---
  Other Stock Issued - Net     749          1        42       ---        ---
Minimum Pension Liability      ---        ---       ---       ---        (51)
Other                          ---        ---       ---         3        ---
                           -------       ----    ------    ------      -----
Balance December 31, 1993  104,143       $104    $1,307    $1,927      $(158)
                           =======       ====    ======    ======      =====

         PAGE 50
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7. PROPERTIES.

                        Balance                                       Balance
                        at Beginning            Retirements  Other    at End
                        of Year      Additions  and Sales    Changes  of Year
                        ------------ ---------  -----------  -------  -------
1993
Property:
 Transportation           $15,312     $  747      $(622)     $  13    $15,450
 Non-Transportation           390         21         (8)        --        403
                          -------     ------      -----      -----    -------
Total                     $15,702     $  768      $(630)     $  13    $15,853
                          =======     ======      =====      =====    =======
Accumulated Depreciation:
 Transportation           $ 4,973     $  560      $(564)     $  (8)   $ 4,961
 Non-Transportation            93         12         (2)         1        104
                          -------     ------      -----      -----    -------
Total                     $ 5,066     $  572      $(566)     $  (7)   $ 5,065
                          =======     ======      =====      =====    =======


Properties - December 31, 1993                                        $10,788
                                                                      =======

                        Balance                                       Balance
                        at Beginning            Retirements  Other    at End
                        of Year      Additions  and Sales    Changes  of Year
                        ------------ ---------  -----------  -------  -------
1992
Property:
 Transportation           $14,783     $1,016      $(504)     $  17    $15,312
 Non-Transportation           393         25        (25)        (3)       390
                          -------     ------      -----      -----    -------
Total                     $15,176     $1,041      $(529)     $  14    $15,702
                          =======     ======      =====      =====    =======
Accumulated Depreciation:
 Transportation           $ 4,916     $  513      $(447)     $  (9)   $ 4,973
 Non-Transportation            83         14         (6)         2         93
                          -------     ------      -----      -----    -------
Total                     $ 4,999     $  527      $(453)     $  (7)   $ 5,066
                          =======     ======      =====      =====    =======


Properties - December 31, 1992                                        $10,636
                                                                      =======

         PAGE 51
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  PROPERTIES, Continued

                        Balance                                       Balance
                        at Beginning            Retirements  Other    at End
                        of Year      Additions  and Sales    Changes  of Year
                        ------------ ---------  -----------  -------  -------
1991
Property:
 Transportation           $14,490     $  832      $(416)     $(123)   $14,783
 Non-Transportation           437         32        (33)       (43)       393
                          -------     ------      -----      -----    -------
Total                     $14,927     $  864      $(449)     $(166)   $15,176
                          =======     ======      =====      =====    =======
Accumulated Depreciation:
 Transportation           $ 4,866     $  481      $(353)     $ (78)   $ 4,916
 Non-Transportation            70         20         (5)        (2)        83
                          -------     ------      -----      -----    -------
Total                     $ 4,936     $  501      $(358)     $ (80)   $ 4,999
                          =======     ======      =====      =====    =======


Properties - December 31, 1991                                        $10,177
                                                                      =======


NOTE 8. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                           December 31,
                                   1993       1992        1991
                                  ------     ------      ------
Trade Accounts Payable            $  917     $  901      $  926
Labor and Fringe Benefits(a)         523        727         668
Income Taxes and Other               332        278         329
Casualty Reserves                    193        160         156
                                  ------     ------      ------
     Total                        $1,965     $2,066      $2,079
                                  ======     ======      ======


(a) Labor and Fringe Benefits includes separation liabilities of $46 million for 1993, $238 million for 1992 and $170 million for 1991.

         PAGE 52
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  CASUALTY AND OTHER RESERVES, SEPARATION LIABILITIES AND DEFERRED
         GAINS.

         Long-term liabilities and deferred gains totaled $2.49 billion, $2.47 billion and $2.1 billion in 1993, 1992 and 1991, respectively, and included casualty reserves; deferred gains; pension and other post-retirement obligations; productivity/restructuring charge liabilities; and other liabilities.

         Activity related to casualty and other reserves, separation liabilities and deferred gains is as follows:

                                                       Deferred Gains (c)
                                                  ---------------------------
                       Casualty
                      and Other    Separation     Sale-Leaseback  Installment
                     Reserves(a)  Liabilities(a)  Transactions       Sale
                     -----------  --------------  --------------- -----------
Balance 12/31/90        $ 430        $  154           $ 370          $ 136
 Charged to Expense
   and Other Additions    309           634             ---            ---
 Payments and Other
   Reductions            (250)          (87)            (23)            (7)
                        -----        ------           -----          -----
Balance 12/31/91          489           701             347            129
 Charged to Expense
   and Other Additions    355           653             ---            ---
 Payments and Other
   Reductions            (336)         (423)(b)         (23)            (7)
                        -----        ------           -----          -----
Balance 12/31/92          508           931             324            122
 Charged to Expense
   and Other Additions    331            32             ---            ---
 Payments and Other
   Reductions            (275)         (321)(b)         (24)           (20)
                        -----        ------           -----          -----
Balance 12/31/93        $ 564        $  642           $ 300          $ 102
                        =====        ======           =====          =====



(a) Balances include current portion of casualty and other reserves and separation liabilities, respectively, of $186 million and $170 million at December 31, 1991; $190 million and $238 million at December 31, 1992; and $223 million and $46 million at December 31, 1993.

(b) Includes reallocation of $95 million in 1993 and $62 million in 1992 to litigation claims and other negotiated settlements.

(c) Deferred gains on sale-leaseback transactions and the installment sale are being amortized over periods ranging from 2 to 22 years.
                                   - 52 -



         PAGE 53
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  DEBT AND CREDIT AGREEMENTS.
      Type               Average
(Maturity Dates)     Interest Rates     1993     1992     1991
- ----------------     --------------    ------   ------   ------
Notes Payable
  (1994-2021)              9%          $1,162   $1,242   $1,179
Debentures
  (1999-2022)              9%             945      945      600
Equipment Obligations
  (1994-2016)              9%             644      672      578
Commercial Paper           3%             300      300      300
Mortgage Bonds
  (1995-2003)              3%              84      137      200
Other Obligations
  (1994-2011)              8%             144      149      177
                                       ------   ------   ------
    Total                  8%           3,279    3,445    3,034
Less Debt Due
  Within One Year                         146      200      230
                                       ------   ------   ------
    Total Long-Term Debt               $3,133   $3,245   $2,804
                                       ======   ======   ======
         The estimated fair value of long-term debt at December 31, 1993 and 1992, is as follows:
                                        Fair Value of  Total Debt
                                           1993           1992
                                        -------------------------
Notes Payable                             $1,284         $1,254
Debentures                                 1,063          1,003
Equipment Obligations                        711            721
Commercial Paper                             300            300
Mortgage Bonds                                69            160
Other Obligations                            158            149
                                          ------         ------
    Total                                 $3,585         $3,587
                                          ======         ======

         In March 1993, the company issued $74 million of Series A Equipment Trust Certificates. The certificates will mature in 15 annual installments from 1994 through 2008.

         In May 1992, CSX issued $200 million of 8 5/8% debentures due 2022 under a June 1991 shelf registration to provide for the issuance of up to $250 million of debt securities. In September 1992, the company filed a shelf registration with the Securities and Exchange Commission to provide for the issuance, from time to time, of up to $450 million of senior debt securities, warrants to purchase debt securities or currency warrants. As of December 31, 1993, CSX had issued $250 million of debt under this registration, including $100 million, 7% notes due 2002 and $150 million, 8.10% debentures due 2022.

         PAGE 54
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  DEBT AND CREDIT AGREEMENTS, Continued

The proceeds from the issuance of long-term debt securities in 1992 were primarily used for the purchase of the assets of the Valley Line companies, costs for implementation of work force reductions and costs related to productivity improvements.

         During 1991, CSX issued the remaining $188 million of debt under a $750 million shelf registration filed in July 1990. The initial debt issuance of $562 million under this registration took place in 1990. The entire $188 million issued during 1991 was in the form of Medium-Term notes with maturities from 1992 to 2021. Proceeds from these debt issues were utilized for the repayment of commercial paper and general corporate purposes.

         The company maintains revolving credit agreements with domestic and foreign banks (aggregating $880 million) under which there were no borrowings as of December 31, 1993. Substantially all of these agreements have underlying debt maturities greater than 12 months. These agreements support $464 million of privately placed commercial paper outstanding at December 31, 1993, of which $300 million has been classified as long-term debt based upon the company's ability and intention to maintain this debt outstanding for at least one year.

         Excluding long-term commercial paper, the company has long-term debt maturities during the next five years aggregating $146 million in 1994, $316 million in 1995, $521 million in 1996, $114 million in 1997 and $152 million in 1998. Substantially all of the company's rail unit properties are pledged as security for various rail-related, long-term debt issues.

         Commercial paper classified as short-term debt was $164 million at December 31, 1993, $4 million at December 31, 1992, and $158 million at December 31, 1991. The average interest rate for the short-term commercial paper outstanding at year-end was 3% for 1993, 4% for 1992 and 5% for 1991. The average amount of short-term commercial paper outstanding (average monthly interest rate) during 1993, 1992 and 1991 was $172 million (3%), $60 million (4%), and $114 million (6%), respectively. The maximum amount of short-term commercial paper outstanding was $391 million for 1993, $201 million for 1992 and $383 million for 1991.

         Interest payments, net of amounts capitalized, totaled $304 million, $279 million and $305 million, respectively, for 1993, 1992 and 1991.

         PAGE 55
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  PREFERRED STOCK.

         The company has total authorized preferred stock of 25 million shares, of which 250,000 shares of Series A have been reserved for issuance, and 3 million shares of Series B have been reserved for issuance under the Shareholder Rights Plan. No shares have been issued as of December 31, 1993.

         All preferred shares rank senior to common shares both as to dividends and liquidation preference.

NOTE 12. COMMON STOCK.

         The company has a single class of common stock, $1 par value, of which 300 million shares are authorized. Each share is entitled to one vote in all matters requiring a vote. The most recent quarterly dividend, paid in December 1993, was 44 cents per share. For the years ended December 31, 1993, 1992 and 1991, respectively, dividends were paid at the rate of $1.58, $1.52 and $1.43 per share.

Stock Purchase and Loan Plan

         The 1991 Stock Purchase and Loan Plan provided for the issuance of grants to 165 eligible officers and key employees at December 31, 1993. The plan allowed for the purchase of common stock and related rights and also entitled those employees to obtain loans with respect to those shares of common stock. In July 1991, 2,200,000 shares of common stock and related rights were reserved for issuance under this Plan. Shares were granted in 1991 and 1992 at market price on date of grant. The shares were purchased with a 5% down payment in the form of cash or recourse loans. The remaining 95% of the purchase price was in the form of non-recourse loans secured by the shares issued. The loans bear interest at rates set on the award date and are due on July 31, 1996. The Plan is intended to further the long-term stability and financial success of the company by providing a method for eligible employees to significantly increase their ownership of common stock.

         PAGE 56
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  COMMON STOCK, Continued

Stock Purchase and Loan Plan, Continued

         Transactions involving the 1991 Stock Purchase and Loan Plan are summarized as follows:
                                                     Shares      Average
                                                     (000's)      Price
                                                     -------     -------
Outstanding at 1/1/91                                   ---       $  ---
  Granted                                             2,023       $48.33
  Canceled                                              (16)      $48.33
                                                      -----       ------
Outstanding at 12/31/91                               2,007       $48.33
  Granted                                               213       $64.33
  Canceled                                             (110)      $48.33
                                                      -----       ------
Outstanding at 12/31/92                               2,110       $49.76
  Granted                                               ---       $  ---
  Canceled                                              (82)      $48.72
                                                      -----       ------
Outstanding at 12/31/93                               2,028       $40.43
                                                      =====       ======

                                            1993        1992        1991
                                            ----        ----        ----
5% Down Payment Loans Outstanding           $  5        $  5        $  5
95% Purchase Loans Outstanding              $ 77        $100        $ 92
Average Interest Rate                       7.72%       7.72%       7.87%
Compensation Expense for the Year           $ 48        $ 22        $  4

Stock Purchase and Dividend Reinvestment Plans

         The 1991 Employees Stock Purchase and Dividend Reinvestment Plan provides a method and incentive for eligible employees to purchase shares of common stock at market value by payroll deductions. Officers and key employees who qualify for the 1991 Stock Purchase and Loan Plan are not eligible to participate in this Plan. To encourage ownership of the company's stock, employees receive a 17.65% matching payment on their contributions in the form of additional stock purchased by the company. Each matching payment of stock is subject to a two-year holding period. Sale of stock prior to the completion of the holding period will result in forfeiture of the matching stock purchase and dividends thereon. At December 31, 1993, 439,483 shares of common stock were reserved for issuance under this Plan.

         Under the terms of the company's Dividend Reinvestment and Stock Purchase Plans adopted in 1981, all employees and shareholders may purchase CSX common stock at the average of daily high and low sale prices for the five trading days ending on the day of purchase. To encourage ownership of the company's stock, employees receive a 5% discount on all purchases under this program. At December 31, 1993, there were 3,077,810 shares reserved for issuance under these plans.
                                   - 56 -



         PAGE 57
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  COMMON STOCK, Continued

Shareholder Rights Plan
         In June 1988, the board of directors of the company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right ("right") for each outstanding share of CSX common stock held as of June 8, 1988. The Shareholder Rights Plan was amended in 1990. Each right entitles shareholders of record to purchase from the company, until the earlier of June 8, 1998, or the redemption of the rights, one one-hundredth of a share of Series B preferred stock at an exercise price of $100, subject to certain adjustments or, under certain circumstances, to obtain additional shares of common stock of the company in exchange for the rights. The rights will not be exercisable or transferable apart from the CSX common stock until the earlier of (1) 10 days following the public announcement that a person or affiliated group has acquired or obtained the right to acquire 20% or more of CSX's common stock, or (2) 10 days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the ownership by a person or group of 20% or more of the company's outstanding common stock. The board of directors may redeem the rights at a price of one cent per right at any time prior to the acquisition by a person of 20% or more of the outstanding CSX common stock.

Long-Term Performance Stock Plan
         The CSX Corporation Long-Term Performance Stock Plan, which superseded the 1980 and 1981 stock option plans, provides for awards to a group of 337 officers and employees. The awards are based on increases in the current market value of CSX common stock over the market value at date of grant or the financial performance of CSX, or both.

         At December 31, 1993, a total of 6,303,981 shares were reserved for issuance, of which 1,200,578 were available for new grants (2,495,289 at December 31, 1992). The remaining shares are assigned to outstanding stock options, Stock Appreciation Rights (SARs) and Performance Share Awards (PSAs). Transactions involving stock options and SARs are summarized as follows:
                                         Options                   SARs
                                  --------------------     -------------------
                                  Shares       Average     Units       Average
                                  (000s)        Price      (000s)       Price
                                  ------       -------     -----      -------
Outstanding at 1/1/93             3,385         $44.22       340       $31.52
Granted                           1,117         $73.38       ---       $  ---
Canceled or Expired                (136)        $49.70        (2)      $29.96
Exercised                          (671)        $40.05       (54)      $31.22
                                  -----         ------     -----       ------
Outstanding at 12/31/93           3,695         $53.59       284       $31.58
                                  =====         ======     =====       ======
Exercisable at 12/31/93           2,612         $45.38       284       $31.58
                                  =====         ======     =====       ======
Exercised in 1992                 1,002         $33.18        77       $31.13
                                  =====         ======     =====       ======
Exercised in 1991                 1,754         $32.27       745       $33.04
                                  =====         ======     =====       ======
                                   - 57 -



         PAGE 58
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  COMMON STOCK, Continued

Long-Term Performance Stock Plan, Continued

         The value of PSAs is contingent on achievement of performance goals and completion of certain continuing employment requirements over a three-year period. Each PSA earned will equal the fair market value of one share of CSX common stock on the date of payment. At December 31, 1993, 1,125,015 shares were reserved for outstanding PSAs.

Stock Award Plan

         In 1990, the company implemented a Stock Award Plan whereby all officers and employees of the company are eligible to receive shares of CSX common stock as an incentive award. All awards of common stock shall be issued based on terms and conditions approved by the Compensation and Pension Committee of the company's board of directors. At December 31, 1993, 1,000,000 shares have been reserved for issuance and no common stock awards have been granted under the provisions of this Plan.

Directors' Stock Plan

         In 1992, the board of directors of the company adopted a stock plan for directors which changes the manner in which fees and retainers are paid. A minimum of 40% of the retainer fees must be paid in common stock of the company. In addition to the basic level of payment in stock, each director may elect to receive the remaining 60% of his or her retainer and fees in the form of common stock of the company. The Plan permits each director to elect to transfer stock into a trust that will hold the shares until the participant's death, disability, retirement as a director, or other cessation of services as a director, or change in control of the company. In May 1992, 500,000 shares of common stock were reserved for issuance under this plan and at December 31, 1993, 494,196 shares of common stock remained reserved.



















                                   - 58 -



         PAGE 59
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  EMPLOYEE BENEFIT PLANS.

Pension Plans

         CSX and its subsidiaries have defined benefit pension plans, principally for salaried personnel. The plans provide for eligible employees to receive benefits based principally on years of service with the company and compensation rates near retirement. Contributions to the plans are made on the basis of not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents. Pension costs for these plans include the following components:

                                                      1993    1992    1991
                                                     -----   -----   -----
Service Cost                                         $  28   $  24   $  18
Interest Cost on Projected Benefit Obligation           88      86      87
Actual Return on Plan Assets                           (95)    (24)   (122)
Net Amortization and Deferral                           26     (70)     46
Foreign Pension Plans                                    4       4       4
                                                     -----   -----   -----
Net Pension Expense                                  $  51   $  20   $  33
                                                     =====   =====   =====

         The funded status of the plans and the amounts reflected in the accompanying statement of financial position at year-end are as follows:

                                                              1993
                                                      -------------------
                                                      Assets     Benefits
                                                      Exceed     Exceed
                                                      Benefits   Assets
Assets and Obligations -                              --------   --------
  Vested Benefits                                     $   20     $1,048
  Non-Vested Benefits                                      1         44
                                                      ------     ------
Accumulated Benefit Obligation                            21      1,092
Effect of Anticipated Future
  Salary Increases                                         1        166
                                                      ------     ------
Projected Benefit Obligation                              22      1,258
Fair Value of Plan Assets                                 33        862
                                                      ------     ------
Funded Status                                             11       (396)
Unrecognized Initial Net Obligation (Asset)               (4)        28
Unrecognized Prior Service Cost                            1         10
Unrecognized Net Loss                                      6        398
Recognition of Minimum Liability                         ---       (287)
                                                      ------     ------
Net Pension Asset (Obligation)                        $   14     $ (247)
                                                      ======     ======

                                   - 59 -



         PAGE 60
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  EMPLOYEE BENEFIT PLANS, Continued

Pension Plans, Continued
                                                              1992
                                                      -------------------
                                                      Assets     Benefits
                                                      Exceed     Exceed
                                                      Benefits   Assets
Assets and Obligations -                              --------   --------
  Vested Benefits                                     $   17     $  911
  Non-Vested Benefits                                      1         37
                                                      ------     ------
Accumulated Benefit Obligation                            18        948
Effect of Anticipated Future
  Salary Increases                                         1        124
                                                      ------     ------
Projected Benefit Obligation                              19      1,072
Fair Value of Plan Assets                                 30        793
                                                      ------     ------
Funded Status                                             11       (279)
Unrecognized Initial Net Obligation (Asset)               (4)        32
Unrecognized Prior Service Cost                            1         11
Unrecognized Net Loss                                      5        287
Recognition of Minimum Liability                         ---       (229)
                                                      ------     ------
Net Pension Asset (Obligation)                        $   13     $ (178)
                                                      ======     ======

                                                              1991
                                                      -------------------
                                                      Assets     Benefits
                                                      Exceed     Exceed
                                                      Benefits   Assets
Assets and Obligations -                              --------   --------
  Vested Benefits                                     $  769     $   73
  Non-Vested Benefits                                     23          2
                                                      ------     ------
Accumulated Benefit Obligation                           792         75
Effect of Anticipated Future
  Salary Increases                                        94          7
                                                      ------     ------
Projected Benefit Obligation                             886         82
Fair Value of Plan Assets                                826         19
                                                      ------     ------
Funded Status                                            (60)       (63)
Unrecognized Initial Net Obligation (Asset)               22         11
Unrecognized Prior Service Cost                            7          5
Unrecognized Net Loss                                    101         19
Recognition of Minimum Liability                         ---        (28)
                                                      ------     ------
Net Pension Asset (Obligation)                        $   70     $  (56)
                                                      ======     ======
                                   - 60 -



         PAGE 61
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  EMPLOYEE BENEFIT PLANS, Continued

Pension Plans, Continued

         The projected benefit obligations were determined using assumed discount rates of 7.25% for 1993, 8.25% for 1992 and 9% for 1991; and an estimated long-term salary increase rate of 5% for 1993 and 1992 and 5.5% for 1991. Net pension cost was determined using expected long-term rates of return on assets of 9.75% for 1993, 10.5% for 1992 and 11.5% for 1991. The effect of lowering the assumed discount rate for 1993 and 1992 changed the relative funded status of a major plan and resulted in the recognition of an aggregate additional minimum pension liability totaling $287 million at the end of 1993.

Savings Plans

         The company has established savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSX and subsidiary companies. CSX matches 50% of each salaried employee's contribution, which is limited to 6% of the employee's earnings. CSX contributes fixed amounts for each participating employee covered by a collective bargaining agreement. Expense for these plans for 1993, 1992 and 1991 was $32 million, $29 million and $28 million, respectively.

Other Post-Retirement Benefit Plans

         In addition to the company's defined benefit pension plans, CSX has three defined benefit post-retirement plans covering most full-time salaried employees. Two plans provide medical benefits and another plan provides life insurance benefits. The post-retirement health care plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plans anticipate future cost-sharing changes to the written plans that are consistent with the company's expressed intent to increase the retiree contribution rate annually for the expected medical inflation rate for that year. The life insurance plan is non-contributory.

         Effective January 1, 1991, the company adopted SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions." Net earnings for 1991 were decreased by $196 million (net of related income tax benefit of $116 million), $1.95 per share, by the cumulative effect of the change in accounting for post-retirement benefits related to years prior to 1991, which were not restated.










                                   - 61 -



         PAGE 62
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-retirement Benefit Plans, Continued

         The company's current policy is to fund the cost of the
post-retirement health care and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recognized for the combined plans in the company's statement of financial position at December 31, 1993, 1992 and 1991 are as follows:
                                                    1993
                                            --------------------
                                                          Life
                                            Medical    Insurance
                                             Plans        Plan
                                             ----         ----
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                                  $181          $73
   Fully Eligible Active Participants          27            3
   Other Active Participants                   42            3
                                             ----          ---
Accumulated Post-Retirement
  Benefit Obligation                          250           79
Unrecognized Prior Service Cost                29            7
Unrecognized Net Loss                         (50)         (14)
                                             ----          ---
Net Post-Retirement
  Benefit Obligation                         $229          $72
                                             ====          ===

                                                    1992
                                            --------------------
                                                          Life
                                            Medical    Insurance
                                             Plans        Plan
                                             ----         ----
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                                  $149          $65
   Fully Eligible Active Participants          24            3
   Other Active Participants                   32            2
                                             ----          ---
Accumulated Post-Retirement
  Benefit Obligation                          205           70
Unrecognized Prior Service Cost                36            7
Unrecognized Net Loss                         (13)          (4)
                                             ----          ---
Net Post-Retirement
  Benefit Obligation                         $228          $73
                                             ====          ===


                                   - 62 -



         PAGE 63
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-retirement Benefit Plans, Continued
                                                    1991
                                            --------------------
                                                          Life
                                            Medical    Insurance
                                             Plans        Plan
                                             ----         ----
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                                  $169          $63
   Fully Eligible Active Participants          33            5
   Other Active Participants                   42            6
                                             ----          ---
Accumulated Post-Retirement
  Benefit Obligation                          244           74
Unrecognized Prior Service Cost               ---           --
Unrecognized Net Loss                         ---           --
                                             ----          ---
Net Post-Retirement Benefit Obligation       $244          $74
                                             ====          ===

            Net periodic post-retirement benefit expense for 1993, 1992 and 1991 is as follows:
                                                    1993
                                            --------------------
                                                          Life
                                            Medical    Insurance
                                             Plans        Plan
                                             ----         ----
Service Cost                                  $ 7          $ 1
Interest Cost                                  16            6
Amortization of Prior Service Cost             (6)          (1)
                                             ----         ----
Net Periodic Post-Retirement
  Benefit Expense                             $17          $ 6
                                             ====         ====

                                                    1992
                                            --------------------
                                                          Life
                                            Medical    Insurance
                                             Plans        Plan
                                             ----         ----
Service Cost                                  $ 8          $ 1
Interest Cost                                  18            6
Amortization of Prior Service Cost             (4)          --
                                             ----         ----
Net Periodic Post-Retirement
  Benefit Expense                             $22          $ 7
                                             ====         ====
                                   - 63 -



         PAGE 64
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-retirement Benefit Plans, Continued
                                                    1991
                                            --------------------
                                                          Life
                                            Medical    Insurance
                                             Plans        Plan
                                             ----         ----
Service Cost                                  $ 9          $ 2
Interest Cost                                  20            6
Amortization of Prior Service Cost             --           --
                                             ----         ----
Net Periodic Post-retirement Benefit Expense  $29          $ 8
                                             ====         ====
         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plans is 11.5% for 1993-1994 and is assumed to decrease gradually to 5.5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation for the medical plans as of December 31, 1993, by 9%, and the aggregate of the service and interest cost components of net periodic post-retirement benefit expense for 1993 by $3 million.

         The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 7.25%, 8.25% and 9% at December 31, 1993, 1992 and 1991, respectively. The effect of lowering the assumed discount rate for 1993 increased significantly the accumulated post-retirement benefit obligation.

Post-employment Benefits
         Effective January 1, 1994, the company will adopt SFAS No. 112 "Employers' Accounting for Post-employment Benefits." This statement requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation and disability benefits, be accrued if attributable to employees' service already rendered. The financial impact of adopting SFAS No. 112 is not expected to be significant.

Other Plans
         Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $211 million, $194 million and $220 million, respectively, were made to these plans in 1993, 1992 and 1991.
                                   - 64 -



         PAGE 65
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14.  SUMMARY OF COMMITMENTS AND CONTINGENCIES

Lease Commitments
         CSX leases equipment under agreements with terms up to 22 years. Non-cancelable, long-term leases generally include options to purchase at fair value and to extend the terms. At December 31, 1993, minimum building and equipment rentals under non-cancelable operating leases totaled approximately $454 million for 1994, $379 million for 1995, $328 million for 1996, $326 million for 1997, $306 million for 1998 and $2.8 billion thereafter.

         Rent expense on operating leases, including net daily rental charges on railroad operating equipment of $247 million, $205 million and $183 million in 1993, 1992 and 1991, respectively, amounted to $1.1 billion in 1993, 1992 and 1991. Deferred gains arising from sale-leaseback transactions are being amortized from 2 to 22 years and have reduced rent expense by $24 million in 1993, 1992 and 1991, respectively.

Futures and Options Contracts
         The company purchases futures and options contracts to hedge against fluctuations in fuel oil prices and interest rates. Gains and losses on contracts to hedge fuel oil commitments and interest rates are deferred and amortized as a part of the commitment transaction.

         The counterparties to certain futures and options contracts consist of a large number of major financial institutions. The company continually monitors its positions and the credit ratings of its counterparties and limits the amount of agreements or contracts it enters into with any one party. While the company may be exposed to credit losses in the event of non-performance by counterparties, it does not currently anticipate such losses.

Purchase Commitment
         CSX Transportation Inc. ("CSXT") entered into an agreement to purchase 300 locomotives from GE Transportation Systems, a unit of General Electric Co. This large single order will cover CSXT's normal locomotive replacement needs over the next four years. This purchase agreement will introduce alternating current traction technology to CSXT's locomotive fleet. CSXT will take delivery of 50 direct current and 30 alternating current locomotives in 1994, and the remaining 220 alternating current units will be delivered during 1995-1997.

Contingent Liabilities
         The company and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to leased equipment, joint ventures and joint facilities. These contingent obligations amounted to approximately $85 million at December 31, 1993.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, up to $250 million from rail operations and up to $175 million from certain other operations, is provided by insurance companies
                                   - 65 -



         PAGE 66      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

owned or partially owned by CSX.

         CSXT is a party to various proceedings brought both by private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund Statute ("Superfund") or corresponding state statutes. The majority of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

         The assessment of the required response and remedial costs associated with these sites is extremely complex. Among the variables that management must assess are imprecise and changing remedial cost estimates and continually evolving governmental standards.

         CSXT frequently reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed potentially responsible parties at the location. Further, CSXT periodically reviews its exposure in all non-Superfund environmental proceedings with which it is involved.

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. Liabilities are recorded for environmental matters in accordance with the company's accounting policy described in Note 1. The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Such additional liabilities could be significant to future consolidated results of operations and cash flows. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations.

Legal Proceedings

         A number of legal actions, other than environmental, are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the company.
                                   - 66 -



         PAGE 67
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

Contingent Liabilities, Continued

         In December 1993, a Consent Decree was entered in the U. S. District Court in Jacksonville, Florida to settle claims of Federal Clean Water Act violations alleged against CSXT. The Consent Decree resolves a civil enforcement action initiated in June, 1992, by the U.S. Environmental Protection Agency with respect to alleged violations by CSXT of permit discharge limitations at five rail yard waste water treatment facilities in Florida and North Carolina. The settlement called for a civil penalty of $3 million, which has been paid by CSXT, as well as the establishment of an escrow account in the amount of $4 million to fund certain environmentally beneficial projects.

NOTE 15.  QUARTERLY DATA (Unaudited).
                                                    1993
                                   1st(a)      2nd          3rd(b)    4th
                                 ------      ------       ------     ------
Operating Revenue                $2,123      $2,264       $2,238     $2,315
                                 ======      ======       ======     ======
Operating Income                 $   63      $  278       $  252     $  320
                                 ======      ======       ======     ======
Net Earnings (Loss)              $   (9)     $  154       $   63     $  151
                                 ======      ======       ======     ======
Earnings (Loss) Per Share        $ (.09)     $ 1.48       $  .61     $ 1.46
                                 ======      ======       ======     ======
                                                    1992
                                   1st         2nd(c)       3rd       4th(d)
                                 ------      ------       ------     ------
Operating Revenue                $2,086      $2,189       $2,214     $2,245
                                 ======      ======       ======     ======
Operating Income (Loss)          $  157      $ (445)      $  262     $  292
                                 ======      ======       ======     ======
Net Earnings (Loss)              $   62      $ (322)      $  128     $  152
                                 ======      ======       ======     ======
Earnings (Loss) Per Share        $  .60      $(3.13)      $ 1.25     $ 1.47
                                 ======      ======       ======     ======
                                                    1991(e)
                                   1st(f)      2nd(g)       3rd       4th(h)
                                 ------      ------       ------     ------
Operating Revenue                $2,030      $2,125       $2,205     $2,276
                                 ======      ======       ======     ======
Operating Income (Loss)          $  145      $  206       $  241     $ (493)
                                 ======      ======       ======     ======
Earnings (Loss) before Cumulative
  Effect of Change in Accounting $   57      $  115       $  108     $ (356)
                                 ======      ======       ======     ======
Earnings (Loss) Per Share before
  Cumulative Effect of Change
  in Accounting                  $  .58      $ 1.15       $ 1.07     $(3.47)
                                 ======      ======       ======     ======
                                   - 67 -



         PAGE 68
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 15.  QUARTERLY DATA (Unaudited), Continued

(a) The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings by $61 million, 59 cents per share.

(b) The company revised its estimated annual effective tax rate in the third quarter of 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense for the third quarter of 1993 by $54 million, 52 cents per share. Of this amount, $51 million, 48 cents per share, related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

(c) Includes impact of $699 million additional pretax productivity charge, $450 million after tax, $4.38 per share, to reflect the estimated additional costs of implementing work force reductions.

(d) In the fourth quarter of 1992, the company adjusted its estimate of the annual effective tax rate, which increased fourth-quarter earnings by $5 million, 5 cents per share.

(e) The sum of 1991 quarterly earnings per share amounts do not equal annual earnings per share as reported in the Consolidated Statement of Earnings due to the quarterly per-share effects of certain significant transactions and the issuance of common stock.

(f) The first-quarter 1991 results exclude the cumulative effect of the accounting change that decreased net earnings $196 million, $1.95 per share. The effect of adopting SFAS No. 106 on 1991 operating income was not significant and was included in the results of the fourth quarter. The first-, second- and third-quarter 1991 results were not restated.

(g) Includes $35 million, 35 cents per share, after-tax gain on sale of Sea-Land Orient Terminals Ltd. and $11 million, 11 cents per share, after-tax loss on the establishment of investment reserves.

(h) Includes impact of $755 million pretax productivity charge, $490 million after-tax, $4.80 per share. The productivity charge recognized the estimated costs of implementing work force reductions and productivity improvements.

         PAGE 69
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 16.  SUMMARIZED FINANCIAL DATA - SEA-LAND SERVICE INC.

         During 1987, Sea-Land Service Inc. (Sea-Land) entered into agreements to sell and lease back by charter three new U.S. built, U.S. flag, D-7 class container ships. CSX has guaranteed the obligations of Sea-Land pursuant to the related charters which, along with the container ships, will serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). In accordance with SEC disclosure requirements, summarized financial information for Sea-Land and its consolidated subsidiaries is as follows:

        Summary of Operations:                1993        1992       1991
        ---------------------               --------    --------    -------
        Operating Revenue                    $3,246      $3,148      $3,238

        Operating Expense - Public            2,879       2,826       2,882
                          - Affiliated (a)      202         188         210
        Productivity/Restructuring Charge (b)    93          17          67
                                             ------      ------      ------
        Operating Income                     $   72      $  117      $   79
                                             ======      ======      ======
        Earnings before Cumulative
          Effect of Change in Accounting     $   12      $   17      $   50
        Cumulative Effect of Change in
          Accounting (c)                        ---         ---         (23)
                                             ------      ------      ------
        Net Earnings                         $   12      $   17      $   27
                                             ======      ======      ======


        Summary of Financial Position:        1993        1992        1991
        ------------------------------       ------      ------      ------
        Current Assets - Public              $  515      $  429      $  574
                       - Affiliated (a)      $   24      $   24      $  107

        Other Assets - Public                $1,497      $1,492      $1,402
                     - Affiliated (a)        $  115      $  123      $    5

        Current Liabilities - Public         $  574      $  477      $  475
                            - Affiliated (a) $  149      $   78      $   85

        Other Liabilities   - Public         $  673      $  722      $  721
                            - Affiliated (a) $  113      $  141      $  141

        Equity                               $  642      $  650      $  666


(a)      Amounts represent activity with CSX affiliated companies.

         PAGE 70
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 16.  SUMMARIZED FINANCIAL DATA - SEA-LAND SERVICE INC., Continued

(b) In 1993, a $93 million pretax charge was recorded to recognize the estimated costs of restructuring certain operations and functions. In 1992, a pretax charge of $17 million was recorded to recognize a change in revenue and expense recognition methodology. In 1991, a pretax charge of $67 million was recorded relating to productivity improvements.

(c) Amount represents cumulative effect on years prior to 1991 of change in accounting for post-retirement benefits other than pensions, net of income tax benefit of $12 million.

         SL Alaska Trade Company (SLATCO) is a special purpose, unconsolidated subsidiary of Sea-Land with assets of $116 million in a trust account securing $106 million of debt maturing on October 1, 2015. The assets of SLATCO are not available to creditors of Sea-Land or its subsidiaries, nor are the SLATCO notes guaranteed by Sea-Land or any of its subsidiaries.

NOTE 17.  BUSINESS SEGMENTS.

                          Operating Revenue             Operating Income
Years Ended           -------------------------     ------------------------
  December 31,         1993     1992      1991       1993     1992     1991
                      ------   ------    ------     ------   ------   ------
Transportation        $8,767   $8,550    $8,419     $  868   $  225   $   62
Non-Transportation       173      184       217         45       41       37
                      ------   ------    ------     ------   ------   ------
Total                 $8,940   $8,734    $8,636        913      266       99
                      ======   ======    ======     ------   ------   ------
Other Income                                            18        3       94
Interest Expense                                       298      276      306
                                                    ------   ------   ------
Earnings (Loss) before Income Taxes                 $  633   $   (7)  $ (113)
                                                    ======   ======   ======

                         Identifiable Assets
                     ---------------------------
At December 31,        1993     1992      1991
                     -------  -------   -------
Transportation       $12,511  $12,138   $11,862
Non-Transportation       909      911       936
                     -------  -------   -------
Total                $13,420  $13,049   $12,798
                     =======  =======   =======

         PAGE 71
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 17.  BUSINESS SEGMENTS, Continued

         The principal components of the business segments are:

Transportation -

         Rail, international container-shipping, intermodal and barge operations. The container-shipping operation reported revenue of $3.2 billion for 1993, $3.1 billion for 1992 and $3.2 billion for 1991. Approximate revenue allocation by port of origin for 1993, 1992 and 1991 was: North America - 41%; Asia - 33%; Europe - 17%; and Other - 9%.

Non-Transportation -

         Real estate sales and rentals, resort management and operations, integrated computer services and eliminations of intersegment sales and corporate-related items.

         PAGE 72

BOARD OF DIRECTORS
- ------------------

Edward L. Addison (1,4)
President and CEO
The Southern Company, Atlanta, Ga.

Elizabeth E. Bailey (2)
John C. Hower Professor of Public Policy and Management
The Wharton School
University of Pennsylvania, Philadelphia, Pa.

Robert L. Burrus, Jr. (4)
Partner and Chairman
McGuire, Woods, Battle & Boothe
Richmond, Va.

Bruce C. Gottwald (4)
President, CEO and COO
Ethyl Corporation, Richmond, Va.

Clifford M. Kirtland, Jr. (1,2)
Retired Chairman of the Board
Cox Communications Inc., Atlanta, Ga.

Robert D. Kunisch (3)
Chairman, President and CEO
PHH Corporation, Hunt Valley, Md.

Hugh L. McColl, Jr. (2)
Chairman, President and CEO
NationsBank Corp., Charlotte, N.C.

James W. McGlothlin (4)
Chairman and CEO
The United Company, Bristol, Va.

Southwood J. Morcott (3)
Chairman, President and CEO
Dana Corporation, Toledo, Oh.

Charles E. Rice (2)
Chairman and CEO
Barnett Banks Inc., Jacksonville, Fla.

William C. Richardson (3)
President
The Johns Hopkins University
Baltimore, Md.

Frank S. Royal, M.D.
Physician
Richmond, Va.


                                   - 72 -



         PAGE 73

BOARD OF DIRECTORS, CONTINUED
- -----------------------------

John W. Snow (1)
Chairman, President and CEO
CSX Corporation, Richmond, Va.

William B. Sturgill (1,3)
President
East Kentucky Investment Company,
Lexington, Ky.

Sir Denis Thatcher, Bt MBE TD
Counsellor to the Board

KEY TO COMMITTEES OF THE BOARD
- ------------------------------

1 - Executive
2 - Audit
3 - Compensation & Pension
4 - Organization & Corporate Responsibility

































         PAGE 74

CSX CORPORATION OFFICERS
- ------------------------

John W. Snow, 54 *
Chairman, President CEO
elected February 1991

Mark G. Aron, 51 *
Senior Vice President-Law and Public Affairs elected January 1986

James Ermer, 51 *
Senior Vice President-Finance
elected April 1985

Andrew B. Fogarty, 48 *
Vice President-Executive Department
elected February 1990

Daniel S. Green, 47
Vice President-State Relations
since December 1988

Thomas E. Hoppin, 52
Vice President-Corporate Communications
since July 1986

Richard H. Klem, 49 *
Vice President-Corporate Strategy
elected May 1992

James P. Peter, 42
Vice President-Taxes
since June 1993

Woodruff M. Price, 58
Corporate Vice President-Federal Affairs since May 1988

Alan A. Rudnick, 46
Vice President-General Counsel and Corporate Secretary since June 1991

James A. Searle Jr., 47
Vice President-Special Projects
since August 1989

Peter J. Shudtz, 45
General Counsel
since September 1991

William H. Sparrow, 50 *
Vice President and Treasurer
elected October 1985

         PAGE 75

CSX CORPORATION OFFICERS, CONTINUED
- -----------------------------------

Richard H. Steiner, 57
Vice President
since February 1992

Gregory R. Weber, 48 *
Vice President and Controller
elected April 1989

Charles J. O. Wodehouse Jr., 46
Vice President-Audit and Advisory Services since January 1988

* Executive officers of the corporation

CSX SUBSIDIARY OFFICERS
- -----------------------

CSX Transportation Inc.

Alvin R. (Pete) Carpenter, 52 *
President and CEO
since January 1992

Donald D. Davis, 54 *
Senior Vice President-Employee Relations since April 1992

Jerry R. Davis, 55 *
Executive Vice President and COO
since January 1992

Paul R. Goodwin, 51 *
Senior Vice President-Finance
since April 1992


Sea-Land Service Inc.

John P. Clancey, 49 *
President and CEO
since August 1991

Robert J. Grassi, 47 *
Senior Vice President-Finance and Planning since October 1991

Wilford W. Middleton Jr., 55 *
Executive Vice President
since January 1990



         PAGE 76

CSX SUBSIDIARY OFFICERS, CONTINUED
- ----------------------------------

Charles C. Raymond, 50 *
Senior Vice President-Operations
since September 1988


CSX Intermodal Inc.

M. McNeil Porter, 60 *
President and CEO
since September 1987


American Commercial Lines Inc.

Michael C. Hagan, 47 *
President and CEO
since May 1992


Customized Transportation Inc.

William C. Bender, 63
President
since October 1983


The Greenbrier

Ted J. Kleisner, 49
President and Managing Director
since January 1989


Yukon Pacific Corporation

William V. McHugh, 50
President and CEO
since January 1989


         All of the executive officers listed on pages 74 through 76 have held executive positions with CSX or its subsidiaries or predecessors since before 1989 except for: Mr. Fogarty, who was the Governor of Virginia's Chief of Staff from 1986 to the time he joined CSX in October 1989; Mr. Weber, who was a senior officer of LIGHTNET from March 1986 until April 1989; and Mr. J. Davis, who was Executive Vice President of Union Pacific Railroad from 1986 to the time he joined CSX in March 1990.





         PAGE 77

CORPORATE INFORMATION

Headquarters
One James Center
901 East Cary Street
Richmond, VA 23219-4031
(804) 782-1400

Market Information

         CSX's common stock is listed on the New York, London and Swiss stock exchanges and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is "CSX."

Description of Common and Preferred Stock

         A total of 300 million shares of common stock is authorized, of which 104,143,450 shares were outstanding as of Dec. 31, 1993. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights.

         A total of 25 million shares of preferred stock is authorized. Series A consists of 250,000 shares of $7.00 Cumulative Convertible Preferred Stock. All outstanding shares of Series A Preferred Stock were redeemed as of July 31, 1992.

         Series B consists of 3 million shares of Junior Participating Preferred Stock, none of which has been issued. These shares will become issuable only and when the rights distributed to holders of common stock under the Preferred Share Rights Plan adopted by CSX on June 8, 1988, become exercisable.

Common Stock Shares Outstanding, Number of Registered Shareholders

                                     1993     1992     1991     1990     1989
                                    ------   ------   ------   ------   ------

Number of Shareholders:             59,714   62,820   66,032   66,658   70,318
                                    ======   ======   ======   ======   ======

Shares Outstanding as of Jan. 31, 1994:  104,194,525

Common Stock Shareholders as of Jan. 31, 1994:  59,522











         PAGE 78

Common Stock Price Range and Dividends Per Share


Year                                             1993
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $79.75     $78.13      $80.25     $88.13
    Low                      $67.13     $66.38      $67.88     $74.88
Dividends Per Share            $.38       $.38        $.38       $.44


Year                                             1992
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $62.00     $67.50      $67.75     $73.63
    Low                      $54.88     $55.50      $56.63     $54.50
Dividends Per Share            $.38       $.38        $.38       $.38


Year                                             1991
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $39.00     $47.88      $52.63     $58.00
    Low                      $29.75     $36.50      $44.25     $47.75
Dividends Per Share            $.35       $.35        $.35       $.38


Year                                             1990
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $38.13     $36.00      $36.88     $31.88
    Low                      $31.25     $31.38      $26.00     $26.13
Dividends Per Share            $.35       $.35        $.35       $.35


Year                                             1989
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $33.63     $35.13      $38.63     $37.50
    Low                      $29.88     $29.75      $32.00     $31.00
Dividends Per Share            $.31       $.31        $.31       $.35




         PAGE 79

Preferred Stock Price Range and Dividends Per Share

Year                                             1992**
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                          *    $380.25          **         **
    Low                           *    $380.25          **         **
Dividends Per Share           $1.75      $1.75          **         **


Year                                             1991
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                    $173.00          *           *          *
    Low                     $173.00          *           *          *
Dividends Per Share           $1.75      $1.75       $1.75      $1.75


Year                                             1990
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                          *          *     $174.00    $173.00
    Low                           *          *     $174.00    $173.00
Dividends Per Share           $1.75      $1.75       $1.75      $1.75


Year                                             1989
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                    $196.50          *     $218.00    $222.00
    Low                     $196.00          *     $208.00    $222.00
Dividends Per Share           $1.75      $1.75       $1.75      $1.75



*  No shares traded during the quarter.
** Series A Preferred Stock was redeemed as of July 31, 1992.










         PAGE 80

SHAREHOLDER INFORMATION

Shareholder Services

         Shareholders with questions about their accounts should write to the transfer agent at the address below or call (800) 521-5571. Illinois residents should call (312) 461-6827.

         General questions about CSX or information contained in company publications should be directed to corporate communications at the address or telephone number shown below.

         Security analysts, portfolio managers or other investment community representatives should contact investor relations at the address or telephone number shown below.

Transfer Agent, Registrar and Dividend Disbursing Agent
Harris Trust Company
P.O. Box A3309
Chicago, IL 60690
(800) 521-5571
(312) 461-5545, in Illinois

Shareholder Relations
Anne B. Taylor
Administrator-Shareholder Services
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1465

Corporate Communications
Suzanne S. Walston
Manager-Corporate Communications
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1406

Investor Relations
Renee D. Weaver
Director-Financial Planning
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1553









         PAGE 81

SHAREHOLDER INFORMATION, Continued

Stock Held in Brokerage Accounts

         When a broker holds your stock, it is usually registered in the broker's name, or "street name." We do not know the identity of individual shareholders who hold stock in this manner. We know only that a broker holds a certain number of shares that may be for any number of customers. If your stock is in a street-name account, you are not eligible to participate in the company's Dividend Reinvestment Plan. Also, you will receive your dividend payments, annual reports and proxy materials through your broker. You should notify your broker, not Harris Trust, if you wish to eliminate unwanted, duplicate mailings and improve the timeliness on the delivery of these materials and your dividend payments.

Lost or Stolen Stock Certificates

         If your stock certificates are lost, stolen or in some way destroyed, you should notify Harris Trust in writing immediately.

Multiple Dividend Checks and Duplicate Mailings

         Some shareholders hold their stock on CSX records in similar but different names (e.g., John A. Smith and J.A. Smith). When this occurs, we are required to create separate accounts for each name. Although the mailing addresses are the same, we are required to mail separate dividend checks to each account. Duplicate mailings of annual reports can be eliminated if you send the labels or copies of the labels from a CSX mailing to Harris Trust. You should mark the labels to indicate names to be kept on the mailing list and names to be deleted. However, this action will affect mailings of financial materials only. Dividend checks and proxy materials will continue to be sent to each account.

Consolidating Accounts

         If you want to consolidate separate accounts into one account, you should contact Harris Trust for the necessary forms and instructions. When accounts are consolidated, it may be necessary to reissue the stock certificates.

Dividends

         CSX pays quarterly dividends on its common stock on or about the 15th of March, June, September and December, when declared by the board of directors, to shareholders of record approximately three weeks earlier.

Replacing Dividend Checks

         If you do not receive your dividend check within 10 business days after the payment date or if your check is lost or destroyed, you should notify Harris Trust so payment on the check can be stopped and a replacement issued.



         PAGE 82

SHAREHOLDER INFORMATION, Continued

Dividend Reinvestment

         CSX provides dividend reinvestment and stock purchase plans for shareholders of record and employees as a convenient method of acquiring additional CSX shares by reinvestment of dividends or by optional cash payments, or both.

         The Shareholders Dividend Reinvestment Plan permits automatic reinvestment of common stock dividends without payment of any brokerage commission or service charge. In fact, under the plan, you may elect to continue receiving dividend payments while making cash payments of up to $1,500 per month for investment in additional CSX shares without any fee.

         For a prospectus or other information on the plan, write or call the Harris Trust Dividend Reinvestment Department at the address or telephone number shown on page 80.

Proxy and Financial Supplement to the Annual Report

         Proxy materials are forwarded to shareholders in mid-March, and shareholders are urged to vote, sign and return their Proxy promptly.

         Copies of the Financial Supplement to the Annual Report will be available to shareholders at the annual meeting, or may be reserved by contacting Renee D. Weaver at the address shown on page 80.




























         PAGE 83
                          CSX CORPORATION FORM 10-K
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of March 1994.
                                          CSX CORPORATION

                                      By: /s/ GREGORY R. WEBER
                                          -----------------------------
                                          Gregory R. Weber
                                          Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signatures                                    Title
    ----------                                    -----
John W. Snow                           Chairman of the Board, President,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)(a)

James Ermer                            Senior Vice President-Finance
                                       (Principal Financial Officer)(a)

Edward L. Addison                      Director(a)

Elizabeth E. Bailey                    Director(a)

Robert L. Burrus Jr.                   Director(a)

Bruce C. Gottwald                      Director(a)

Clifford M. Kirtland Jr.               Director(a)

Robert D. Kunisch                      Director(a)

Hugh L. McColl Jr.                     Director

James W. McGlothlin                    Director(a)

Southwood J. Morcott                   Director(a)

Charles E. Rice                        Director(a)

William C. Richardson                  Director(a)

Frank S. Royal                         Director(a)

William B. Sturgill                    Director(a)
(a) /s/ PETER J. SHUDTZ
    ---------------------------------
    Peter J. Shudtz, Attorney-in-Fact
                       March 4, 1994
                                   - 83 -



                               CSX CORPORATION
                          Statement of Differences


1. The pages in the electronic filing do not correspond to the pages in the printed document because there is more material on each page of the printed document. There are, therefore, fewer printed pages.
         The printed Annual Report and Form 10-K also contains numerous charts, graphs and pictures not incorporated into the electronic Form 10-K.

2. Page references in the electronic Form 10-K refer to pages in the electronic filing, while page references in the printed document refer to pages in that document. The information on page 29 of the printed document, i.e. the 10-K cover sheet and index, has been repositioned on pages 1 and 2 of the electronic document with the page references changed as discussed above.






































