Form 10-Q
period 1994-04-01
CSX CORP
filed 1994-04-28
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended April 1, 1994

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        -----------------  ----------------

                        Commission File Number  1-8022

                                CSX CORPORATION
            (Exact name of registrant as specified in its charter)

         Virginia                                           62-1051971
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


901 East Cary Street, Richmond, Virginia                      23219-4031
(Address of principal executive offices)                      (Zip Code)

                                (804) 782-1400
             (Registrant's telephone number, including area code)

                                   No Change
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 1, 1994: 104,683,674 shares.









                                     - 1 -



         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters Ended April 1, 1994 and March 31, 1993           3

2.  Consolidated Statement of Cash Flows-
      Quarters Ended April 1, 1994 and March 31, 1993           4

3.  Consolidated Statement of Financial Position-
      At April 1, 1994 and December 31, 1993                    5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      15

Signature                                                      15

         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                                          Quarter Ended
                                                     -----------------------
                                                     April 1,      March 31,
                                                       1994          1993
                                                     --------      ---------
Operating Revenue
  Transportation                                     $ 2,211       $ 2,108
  Non-Transportation                                      16            15
                                                     -------       -------
     Total                                             2,227         2,123
                                                     -------       -------
Operating Expense
  Transportation                                       2,015         1,947
  Non-Transportation                                      26            20
  Restructuring Charge                                   ---            93
                                                     -------       -------
     Total                                             2,041         2,060
                                                     -------       -------
Operating Income                                         186            63
Other Income (Expense)                                    (1)           (1)
Interest Expense                                          67            74
                                                     -------       -------
Earnings (Loss) before Income Taxes                      118           (12)
Income Tax Expense (Benefit)                              44            (3)
                                                     -------       -------
Net Earnings (Loss)                                  $    74       $    (9)
                                                     =======       =======
Earnings (Loss) Per Share                            $   .71       $  (.09)
                                                     =======       =======

Average Common Shares Outstanding (Thousands)        104,452       103,664
                                                     =======       =======
Common Shares Outstanding (Thousands)                104,684       103,822
                                                     =======       =======
Cash Dividends Paid Per Common Share                 $   .44       $   .38
                                                     =======       =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                          Quarter Ended
                                                     -----------------------
                                                     April 1,      March 31,
                                                       1994          1993
                                                     --------      ---------
OPERATING ACTIVITIES
  Net Earnings (Loss)                                  $  74       $  (9)
  Adjustments to Reconcile Earnings (Loss)
    to Cash Provided
      Depreciation                                       143         143
      Deferred Income Taxes                               22           6
      Restructuring Charge -- Provision                  ---          93
      Productivity/Restructuring Charge -- Payments      (34)        (26)
      Other Operating Activities                          18           1
      Changes in Operating Assets and Liabilities
        Accounts Receivable                              (33)          8
        Materials and Supplies                           (14)        (22)
        Other Current Assets                              (3)         (9)
        Accounts Payable and Other Current Liabilities  (180)       (152)
                                                       -----       -----
        Cash (Used) Provided by Operating Activities      (7)         33
                                                       -----       -----
INVESTING ACTIVITIES
  Property Additions                                    (143)       (125)
  Short-Term Investments - Net                            80          68
  Purchases of Long-Term Marketable Securities           (11)        (49)
  Other Investing Activities                              (5)        (35)
                                                       -----       -----
        Cash Used by Investing Activities                (79)       (141)
                                                       -----       -----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                  242           7
  Long-Term Debt Issued                                   53          81
  Long-Term Debt Repaid                                  (85)        (36)
  Dividends Paid                                         (47)        (39)
  Other Financing Activities                              (9)         13
                                                       -----       -----
        Cash Provided by Financing Activities            154          26
                                                       -----       -----
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Increase (Decrease) in Cash and Cash Equivalents        68         (82)
  Cash and Cash Equivalents at Beginning of Period       298         374
                                                       -----       -----
        Cash and Cash Equivalents at End of Period       366         292
        Short-Term Investments at End of Period          130          87
                                                       -----       -----
        Cash, Cash Equivalents and Short-Term
          Investments at End of Period                 $ 496       $ 379
                                                       =====       =====

See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                  April 1,     December 31,
                                                   1994           1993
                                                  --------     -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and
     Short-Term Investments                       $   496        $   499
    Accounts Receivable                               709            668
    Materials and Supplies                            213            199
    Deferred Income Taxes                             109            108
    Other Current Assets                              100             97
                                                  -------        -------
      Total Current Assets                          1,627          1,571
                                                  -------        -------
  Properties and Other Assets
    Properties                                     15,933         15,853
    Less Accumulated Depreciation                   5,151          5,065
                                                  -------        -------
      Properties - Net                             10,782         10,788
    Affiliates and Other Companies                    262            268
    Other Assets                                      792            793
                                                  -------        -------
      Total Properties and Other Assets            11,836         11,849
                                                  -------        -------
      Total Assets                                $13,463        $13,420
                                                  =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable and Other
      Current Liabilities                         $ 1,760        $ 1,965
    Current Maturities of Long-Term Debt              141            146
    Short-Term Debt                                   406            164
                                                  -------        -------
      Total Current Liabilities                     2,307          2,275
                                                  -------        -------
  Long-Term Debt                                    3,107          3,133
                                                  -------        -------
  Long-Term Liabilities and Deferred Gains          2,434          2,491
                                                  -------        -------
  Deferred Income Taxes                             2,364          2,341
                                                  -------        -------
  Shareholders' Equity
    Common Stock                                      105            104
    Other Capital                                   1,351          1,307
    Retained Earnings                               1,953          1,927
    Minimum Pension Liability Adjustment             (158)          (158)
                                                  -------        -------
      Total Shareholders' Equity                    3,251          3,180
                                                  -------        -------
      Total Liabilities and Shareholders' Equity  $13,463        $13,420
                                                  =======        =======
See accompanying Notes to Consolidated Financial Statements.
                                     - 5 -



         PAGE 6
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
                  Notes to Consolidated Financial Statements
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of April 1, 1994, and December 31, 1993, and the results of operations and cash flows for the quarters ended April 1, 1994, and March 31, 1993, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the quarters ended April 1, 1994, and March 31, 1993.
Dilution for the quarters ended April 1, 1994 and March 31, 1993, which could result if all outstanding common stock equivalents were exercised, is not significant.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

         Certain prior-year data have been reclassified to conform to the 1994 presentation.

NOTE 2.  CHANGE IN FISCAL REPORTING PERIODS

         Effective January 1, 1994, the company changed its fiscal reporting periods from four calendar quarters to four 13-week quarters. Fiscal 1994 began on January 1, 1994, and will include 52 weeks. The four 13-week quarters will end on April 1, July 1, September 30 and December 30, 1994.

NOTE 3.  ACCOUNTING AND REPORTING CHANGES

         Effective January 1, 1994, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 112, "Employers' Accounting for Post-employment Benefits." SFAS No. 112 requires that certain benefits provided to former or inactive employees, after employment but before retirement, such as workers' compensation and disability benefits, be accrued if attributable to employees' service already rendered. The financial statement impact of adopting SFAS No. 112 was not significant.

         Effective January 1, 1994, the company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments that have readily determinable fair values be classified as "held-to-maturity," "trading," or "available-for-sale" securities. Investments in debt securities have been classified as "held-to-maturity," or "available-for-sale," and reported at amortized cost, which approximates fair value, in the consolidated statement of financial position.





         PAGE 7
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  RESTRUCTURING CHARGE

         The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings for the first quarter of 1993 by $61 million, 59 cents per share. As of April 1, 1994, payments totaling $42 million have been recorded as a reduction of the liability for the restructuring charge.

NOTE 5. ACCOUNTS RECEIVABLE

         During 1993, the company issued $200 million of Trade Receivable Participation Certificates ("Certificates"), at 5.05%, due September 1998. The Certificates are collateralized by $234 million of accounts receivable held in a master trust. The proceeds from the issuance of the Certificates were used to reduce the amount of accounts receivable sold under a previous agreement.

         In addition, the company has a five-year revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of accounts receivable up to a maximum of $200 million. CSX has retained the collection and servicing responsibility with respect to accounts receivable held in trust or sold.

         At April 1, 1994 and December 31, 1993, accounts receivable have been reduced by $372 million and $380 million, respectively, representing Certificates and accounts receivable sold.

NOTE 6.  OPERATING EXPENSE

                                                     Quarter Ended
                                                -----------------------
                                                April 1,      March 31,
                                                  1994          1993
                                                --------      ---------
Labor and Fringe Benefits                       $  783         $  768
Materials, Supplies and Other                      544            506
Building and Equipment Rent                        280            274
Inland Transportation                              190            166
Depreciation                                       143            143
Fuel                                               101            110
Restructuring Charge                               ---             93
                                                ------         ------
  Total                                         $2,041         $2,060
                                                ======         ======






         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  OTHER INCOME (EXPENSE)
                                                     Quarter Ended
                                                -----------------------
                                                April 1,      March 31,
                                                  1994          1993
                                                --------      ---------
Interest Income                                 $   12         $   12
Fees Related to Accounts Receivable Sold            (7)            (4)
Minority Interest                                   (4)            (2)
Miscellaneous                                       (2)            (7)
                                                ------         ------
  Total Expense                                 $   (1)        $   (1)
                                                ======         ======
NOTE 8.  INCOME TAXES

         The effective income tax rate for the first quarter of 1994 reflects the federal statutory rate of 35 percent. The federal statutory rate for the first quarter of 1993 was 34 percent.

NOTE 9.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
                                                April 1,     December 31,
                                                  1994          1993
                                                ---------    ------------
Trade Accounts Payable                           $  852        $  917
Labor and Fringe Benefits (a)                       467           523
Income Taxes and Other                              243           332
Casualty Reserves                                   198           193
                                                 ------        ------
  Total                                          $1,760        $1,965
                                                 ======        ======
  (a) Labor and Fringe Benefits includes separation liabilities of $62 million at April 1, 1994 and $46 million at December 31, 1993.

NOTE 10. COMMITMENTS AND CONTINGENCIES

         Sea-Land Service, Inc. ("Sea-Land"), the container-shipping unit of CSX, has entered into agreements for the construction of four high-performance, fuel-efficient container vessels and the modification of three Atlantic Class vessels in its current fleet. Estimated capital expenditures for the total program are approximately $250 million over the next three years.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $250 million from rail operations and up to $175 million from certain other operations, is provided by insurance companies owned or partially owned by CSX.

         CSX Transportation, Inc. ("CSXT") is a party to various proceedings brought both by private parties and regulatory agencies related to
                                     - 8 -



         PAGE 9
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10. COMMITMENTS AND CONTINGENCIES, Continued

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. Liabilities are recorded when the company's responsibility for environmental remedial efforts is deemed probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the company's commitment to a formal plan of action. The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Such additional liabilities could be significant to future consolidated results of operations and cash flows. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations.

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

         PAGE 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- - ---------------------

First-Quarter 1994 Compared With 1993
- - -------------------------------------

         The company reported net earnings for the first quarter ended April 1, 1994, of $74 million, 71 cents per share, versus a net loss of $9 million, 9 cents per share for the first quarter ended March 31, 1993. The 1993 first-quarter results included a pretax charge of $93 million, $61 million after tax, 59 cents per share, which solely related to the restructuring of certain operations and functions at Sea-Land Service Inc., CSX's wholly owned container-shipping subsidiary. Excluding the charge, earnings for the first quarter of 1993 would have been $52 million, 50 cents per share.

         Operating revenue for the first quarter of 1994 was $2.2 billion, 5 percent above the prior-year quarter of $2.1 billion. Operating expense was $2 billion for the first quarter of 1994, compared to $2.1 billion for the first quarter of 1993, which includes the Sea-Land restructuring charge. Operating income for the first quarter of 1994 was $186 million versus $63 million in the first quarter of 1993. Excluding the 1993 charge, operating income rose $30 million above the 1993 first-quarter results of $156 million.

Rail Unit Results
- - -----------------

         Operating income at the rail unit rose $27 million or 18 percent, to $180 million for the first quarter of 1994, from $153 million in the prior-year quarter. The results were driven by a 3 percent increase in revenue, continued commitment to cost reductions and close attention to safety.

         Rail traffic surged late in the first quarter of 1994 as industries began recovering from the severe winter conditions. For the first quarter of 1994, a 4 percent increase in traffic boosted rail operating revenue 3 percent versus the 1993 prior-year quarter. Metals, minerals and automotive shipments for the first quarter of 1994 jumped 21 percent, 16 percent and 14 percent, respectively, over 1993's first-quarter levels, reflecting the underlying strength of the industrial sector of the U.S. economy.

         Coal originations strengthened late in the first quarter of 1994 as weather conditions improved, reaching a total of 36.1 million tons versus 36.5 million tons in the first quarter of 1993. Shipments to utilities, which are anticipated to show gains through the rest of the year, edged up 1 percent from 1993's first quarter, to 24.9 million tons. Export traffic for the first quarter of 1994 was 4.2 million tons, 1.2 million tons below the prior-year level. Coal shipments to other users climbed 9 percent to 7 million tons for the first quarter of 1994 from the 1993 first quarter.

         Rail operating expense was $940 million in the quarter compared with $933 million in the first quarter of 1993. First quarter 1994 expense included train crew overtime, relief train crews and damage to track and

         PAGE 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- - --------------------------------

Rail Unit Results, Continued
- - ----------------------------

signal systems directly attributable to the severe weather conditions. Without these items, first quarter 1994 operating expense would have been lower than the prior-year amount.

                                    RAIL OPERATING INCOME
                                    (Millions of Dollars)
                                 ------------------------------
                                    Quarter Ended
                                 --------------------
                                 April 1,   March 31,   Percent
                                   1994       1993      Change
                                 --------   ---------   -------
Operating Revenue
  Merchandise                    $  758      $  720         5 %
  Coal                              339         340        -- %
  Other                              23          26       (12)%
                                 ------      ------
    Total                         1,120       1,086         3 %

Operating Expense                   940         933         1 %
                                 ------      ------
Operating Income                 $  180      $  153        18 %
                                 ======      ======

Container Shipping Unit Results
- - -------------------------------

         First-quarter 1994 operating revenue was $800 million, 6 percent above 1993's level of $752 million. Operating income for the quarter was $19 million compared to an operating loss of $88 million in the prior-year quarter. Excluding the charge in 1993, operating income improved $14 million on a quarter-to-quarter basis from $5 million in the 1993 quarter.

         Volumes advanced 5 percent for the first quarter of 1994 with large gains recorded in all Pacific trade lanes, Asia/Middle East/Europe routes, southbound Americas traffic and westbound shipments in the Atlantic. U.S. consumer spending and increased trade with the fast-growing economies of Latin America and southeast Asia drove the traffic improvements.

         With the increased volume, operating expense for the first quarter of 1994 rose $34 million to $781 million, exclusive of the 1993 restructuring charge.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- - --------------------------------

Intermodal Unit Results
- - -----------------------

         CSX's intermodal unit reported operating income for the first quarter of 1994 of $9 million, the same as in the prior-year quarter, as higher costs associated with the adverse weather offset revenue from increased volumes. Operating revenue for the unit was $210 million versus $184 million in the first quarter of 1993 as volumes grew 12 percent above 1993 first-quarter levels.

         Shipments were strong in all market areas, particularly containers moving domestically and those from international container-shipping lines.

Barge Unit Results
- - ------------------

         The barge unit reported operating income of $2 million, compared to $8 million in the first quarter of 1993. Operating revenue declined to $92 million, largely reflecting the weak grain market. However, shipments of metal products, fertilizer and bulk salt showed sizeable gains in the quarter.

FINANCIAL CONDITION
- - -------------------

         Cash, cash equivalents and short-term investments totaled $496 million at April 1, 1994, a decrease of $3 million since December 31, 1993. Primary uses of cash and cash equivalents were property additions, repayment of long-term debt, payment of dividends and payments relating to productivity/restructuring charge liabilities. Primary sources of cash and cash equivalents were issuance of short-term debt and net short-term investments.

         During the first quarter of 1994, net investing activities consumed $79 million of cash and cash equivalents compared with $141 million consumed in the first quarter of 1993. The changes in investing activities were primarily due to increased property additions, offset by an increase in cash proceeds from net short-term investment activity and reduction in purchases of long-term marketable securities compared to the quarter ended March 31, 1993.

         Financing activities provided $154 million of cash and cash equivalents for the quarter ended April 1, 1994, a $128 million increase from 1993. The change was primarily due to an increase in proceeds from net short-term borrowings, offset by reductions in long-term debt issued, and an increase in long-term debt repayments.

         The working capital deficit decreased $24 million during the quarter ended April 1, 1994. The decrease in the working capital deficit was primarily due to increased revenue during the end of the first quarter of 1994

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
- - ------------------------------

and related customer accounts receivables. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
- - --------------
                                                   (Millions of Dollars)
                                               -----------------------------
                                                April 1,        December 31,
                                                  1994              1993
                                               ---------        ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $ 496              $ 499
Commercial Paper Outstanding -
  Short-Term                                     $ 406              $ 164
Commercial Paper Outstanding -
  Long-Term                                      $ 300              $ 300
Working Capital (Deficit)                        $(680)             $(704)
Current Ratio                                      .71                .69
Debt Ratio                                          48%                49%
Ratio of Earnings to Fixed Charges                 2.0x               2.3x

OUTLOOK
- - -------

         During the remainder of 1994, CSX will continue its ongoing commitment to improve productivity and lower the cost base at each of its transportation units.

         CSXT faced severe winter related problems during the early part of 1994, which negatively affected coal loadings and increased operating expense. However, the unit has seen a rebound in coal traffic as customers began restoring stockpiles following the extended United Mine Workers' strikes of 1993 and record low temperatures during the first quarter of 1994. Export coal tonnage, although depressed due to slow economies abroad, is expected to exceed 1993 levels. CSXT merchandise traffic, reflecting the underlying strength of the industrial sector of the U.S. economy, is expected to trend up with the economy.

         Management continues to monitor the strike talks between the International Brotherhood of Teamsters union and trucking companies. The current job action has affected the three West Coast terminals of Sea-Land. Sea-Land continues to participate in efforts to end the current job action and has implemented contingency plans to continue to deliver cargo to its customers. The strike could significantly affect the company's second-quarter operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK, Continued
- - ------------------

         On the maritime reform front, management remains hopeful that current legislation will pass. With passage, Sea-Land will see a benefit of approximately $2 million per ship per year in the program, which is estimated at 15-20 ships. In addition, Sea-Land would have the right to reflag those ships not enrolled in the program.












































PART II.  OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K

           (b)  Reports on Form 8-K

                1.  None.




                              Signature
                              ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CSX CORPORATION
                                    (Registrant)

                                By: GREGORY R. WEBER
                                    ------------------------------
                                    Gregory R. Weber
                                    Vice President and Controller
                                    (Principal Accounting Officer)
Dated:  April 28, 1994



























