Form 10-Q
period 1994-07-01
CSX CORP
filed 1994-07-28
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended July 1, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 1, 1994: 104,731,575 shares.



                                     - 1 -



         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JULY 1, 1994
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters and Six Months Ended
         July 1, 1994 and June 30, 1993                         3

2.  Consolidated Statement of Cash Flows-
      Six Months Ended July 1, 1994 and June 30, 1993           4

3.  Consolidated Statement of Financial Position-
      At July 1, 1994 and December 31, 1993                     5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             10


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders   15

Item 6.  Exhibits and Reports on Form 8-K                      16

Signature                                                      16

         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                  Quarter Ended            Six Months Ended
                              ----------------------    ----------------------
                               July 1,      June 30,     July 1,      June 30,
                                1994          1993        1994          1993
                              --------      --------    --------      --------

Operating Revenue
  Transportation              $ 2,324       $ 2,221      $  4,535     $  4,329
  Non-Transportation               47            43            63           58
                              -------       -------      --------     --------
     Total                      2,371         2,264         4,598        4,387
                              -------       -------      --------     --------
Operating Expense
  Transportation                2,032         1,952         4,047        3,899
  Non-Transportation               35            34            61           54
  Restructuring Charge            ---           ---           ---           93
                              -------       -------      --------     --------
     Total                      2,067         1,986         4,108        4,046
                              -------       -------      --------     --------
Operating Income                  304           278           490          341
Other Income                       18            30            17           29
Interest Expense                   71            75           138          149
                              -------       -------      --------     --------
Earnings before
   Income Taxes                   251           233           369          221
Income Tax Expense                 89            79           133           76
                              -------       -------      --------     --------
Net Earnings                  $   162       $   154      $    236     $    145
                              =======       =======      ========     ========
Earnings Per Share            $  1.55       $  1.48      $   2.26     $   1.39
                              =======       =======      ========     ========

Average Common Shares
  Outstanding (Thousands)     104,704       103,905       104,578      103,785
                              =======       =======      ========     ========
Common Shares
  Outstanding (Thousands)     104,732       103,972       104,732      103,972
                              =======       =======      ========     ========
Cash Dividends Paid Per
  Common Share                $   .44       $   .38      $    .88     $    .76
                              =======       =======      ========     ========


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                         Six Months Ended
                                                      ---------------------
                                                      July 1,      June 30,
                                                       1994          1993
                                                      ------       --------
OPERATING ACTIVITIES
  Net Earnings                                         $ 236        $  145
  Adjustments to Reconcile Earnings
    to Cash Provided
      Depreciation                                       288           286
      Deferred Income Taxes                               69            42
      Restructuring Charge -- Provision                  ---            93
      Productivity/Restructuring Charge -- Payments      (72)          (66)
      Other Operating Activities                          23           (27)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               (2)          (30)
        Materials and Supplies                           (17)          (21)
        Other Current Assets                              10           (20)
        Accounts Payable and Other Current Liabilities  (154)          (49)
                                                       -----          ----
        Cash Provided by Operating Activities            381           353
                                                       -----          ----
INVESTING ACTIVITIES
  Property Additions                                    (320)         (326)
  Short-Term Investments - Net                            60           (33)
  Purchases of Long-Term Marketable Securities           (22)         (100)
  Other Investing Activities                              30            66
                                                       -----          ----
        Cash Used by Investing Activities               (252)         (393)
                                                       -----          ----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                  144           204
  Long-Term Debt Issued                                   53            81
  Long-Term Debt Repaid                                 (216)         (143)
  Dividends Paid                                         (92)          (79)
  Other Financing Activities                               3             1
                                                       -----         -----
        Cash (Used) Provided by Financing Activities    (108)           64
                                                       -----         -----
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Increase in Cash and Cash Equivalents                   21            24
  Cash and Cash Equivalents at Beginning of Period       298           374
                                                       -----         -----
        Cash and Cash Equivalents at End of Period       319           398
        Short-Term Investments at End of Period          159           189
                                                       -----         -----
        Cash, Cash Equivalents and Short-Term
          Investments at End of Period                 $ 478         $ 587
                                                       =====         =====

See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                   July 1,     December 31,
                                                    1994          1993
                                                  --------     ------------
ASSETS
  Current Assets
    Cash, Cash Equivalents and
     Short-Term Investments                       $   478        $   499
    Accounts Receivable                               680            668
    Materials and Supplies                            216            199
    Deferred Income Taxes                              87            108
    Other Current Assets                              123             97
                                                  -------        -------
      Total Current Assets                          1,584          1,571
                                                  -------        -------
  Properties and Other Assets
    Properties                                     16,019         15,853
    Less Accumulated Depreciation                   5,202          5,065
                                                  -------        -------
      Properties - Net                             10,817         10,788
    Affiliates and Other Companies                    278            268
    Other Assets                                      766            793
                                                  -------        -------
      Total Properties and Other Assets            11,861         11,849
                                                  -------        -------
      Total Assets                                $13,445        $13,420
                                                  =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable and Other
      Current Liabilities                         $ 1,790        $ 1,965
    Current Maturities of Long-Term Debt              140            146
    Short-Term Debt                                   308            164
                                                  -------        -------
      Total Current Liabilities                     2,238          2,275
                                                  -------        -------
  Long-Term Debt                                    2,978          3,133
                                                  -------        -------
  Long-Term Liabilities and Deferred Gains          2,464          2,491
                                                  -------        -------
  Deferred Income Taxes                             2,389          2,341
                                                  -------        -------
  Shareholders' Equity
    Common Stock                                      105            104
    Other Capital                                   1,359          1,307
    Retained Earnings                               2,070          1,927
    Minimum Pension Liability Adjustment             (158)          (158)
                                                  -------        -------
      Total Shareholders' Equity                    3,376          3,180
                                                  -------        -------
      Total Liabilities and Shareholders' Equity  $13,445        $13,420
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

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of July 1, 1994, and December 31, 1993, and the results of operations for the quarters and six months ended July 1, 1994 and June 30, 1993, and its cash flows for the six months ended July 1, 1994 and June 30, 1993, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the second quarter and six months ended July 1, 1994 and June 30, 1993. Dilution for the quarters and six months ended July 1, 1994 and June 30, 1993, which could result if all outstanding common stock equivalents were exercised, is not significant.

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

         Effective January 1, 1994, the company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments that have readily determinable fair values be classified as "held-to-maturity," "trading," or "available-for-sale" securities. Investments in debt securities have been classified as "held-to-maturity," or "available-for-sale," and reported at amortized cost, which approximates fair value, in the consolidated statement of financial position. The financial statement impact of adopting SFAS No. 115 was not significant.

         PAGE 7
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  RESTRUCTURING CHARGE

         The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings for the first six months of 1993 by $61 million, 59 cents per share. As of July 1, 1994, payments totaling $49 million have been recorded as a reduction of the liability for the restructuring charge.

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

         At July 1, 1994 and December 31, 1993, accounts receivable have been reduced by $372 million and $380 million, respectively, representing Certificates and accounts receivable sold.

NOTE 6.  OPERATING EXPENSE

                                     Quarter Ended       Six Months Ended
                                  ------------------    ------------------
                                   July 1,  June 30,     July 1,  June 30,
                                    1994      1993        1994      1993
                                  --------  --------    --------  --------
Labor and Fringe Benefits         $  769    $  746       $1,552    $1,514
Materials, Supplies and Other        565       544        1,109     1,050
Building and Equipment Rent          291       269          571       543
Inland Transportation                198       178          388       344
Depreciation                         145       143          288       286
Fuel                                  99       106          200       216
Restructuring Charge                 ---       ---          ---        93
                                  ------    ------       ------    ------
  Total                           $2,067    $1,986       $4,108    $4,046
                                  ======    ======       ======    ======

         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  OTHER INCOME                  Quarter Ended       Six Months Ended
                                    ------------------    -----------------
                                     July 1,  June 30,    July 1,  June 30,
                                      1994     1993        1994      1993
                                    --------  --------    -------  --------
Interest Income                      $   16    $   13     $   28    $   25
Gain on South Florida Track Sale         22        20         22        20
Net Gain on Investment Transactions       2        15          2        15
Discount on and Servicing of
  Accounts Receivable Sold               (8)       (4)       (15)       (8)
Minority Interest                        (4)       (3)        (8)       (5)
Miscellaneous                           (10)      (11)       (12)      (18)
                                     ------    ------     ------    ------
  Total                              $   18    $   30     $   17    $   29
                                     ======    ======     ======    ======
NOTE 8.  INCOME TAXES

         The effective income tax rate for the second quarter and first six months of 1994 reflects the federal statutory rate of 35 percent. The federal statutory rate for the second quarter and first six months of 1993 was 34 percent.

NOTE 9.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES
                                                July 1,      December 31,
                                                 1994            1993
                                                -------      ------------
Trade Accounts Payable                           $  836        $  917
Labor and Fringe Benefits                           495           523
Income Taxes and Other                              258           332
Casualty Reserves                                   201           193
                                                 ------        ------
  Total                                          $1,790        $1,965
                                                 ======        ======

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

         A number of legal actions, other than environmental, are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the company.
                                     - 9 -



         PAGE 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

Second-Quarter 1994 Compared With 1993
- --------------------------------------

         The company reported net earnings for the second quarter ended July 1, 1994, of $162 million, $1.55 per share, versus $154 million, $1.48 per share for the second quarter ended June 30, 1993.

         Operating revenue for the second quarter of 1994 was $2.4 billion, 5 percent above the prior-year quarter of $2.3 billion. Operating expense was $2.1 billion for the second quarter of 1994, compared with $2 billion for the second quarter of 1993. Operating income for the second quarter of 1994 was $304 million versus $278 million in the second quarter of 1993.


Rail Unit Results
- -----------------

         Operating income at the rail unit rose $47 million or 22 percent, to $261 million for the second quarter of 1994, from $214 million in the prior-year quarter. The results were driven by a 5 percent increase in revenue and continued commitment to cost-cutting programs.

         For the second quarter of 1994, merchandise traffic grew 7 percent, with gains in metals, minerals, autos, and food and consumer products. Rail revenue, at $1.2 billion for the second quarter of 1994, rose $54 million, or 5 percent, from the prior-year quarter.

         Domestic coal demand offset continued weakness in export coal to raise volume to 38.6 million tons, 2 percent above 1993's second quarter level. Coal shipments to utility, industrial and cogeneration users increased to 35.4 million tons in the second quarter of 1994, up from 33.3 million tons in the second quarter of 1993. Export coal totaled 3.2 million tons for the second quarter of 1994, compared with 4.4 million tons in the prior-year quarter. The decline in export coal was due to decreased foreign demand, more attractive domestic markets and increased foreign competition.

         Rail operating expense was $914 million in the second quarter of 1994 compared with $907 million in the second quarter of 1993. Despite higher traffic levels, rail operating expense was held nearly flat at $914 million, just $7 million, or less than 1 percent, over the expense level in the prior-year quarter. Labor and fringe benefit expense increased about 2 percent due to the greater number of train crews required to handle the higher traffic as well as a modest wage increase mandated by the Presidential Emergency Board No. 219.





         PAGE 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Rail Unit Results, Continued
- ----------------------------
                                       RAIL OPERATING INCOME
                                       (Millions of Dollars)
                                   -----------------------------
                       Quarter Ended               Year-To-Date Ended
                     ------------------            ------------------
                     July 1,   June 30,  Percent   July 1,   June 30,  Percent
                      1994      1993     Change     1994       1993    Change
                     --------  --------  -------   -------   --------  -------
Operating Revenue
  Merchandise        $  786     $  739     6%       $ 1,544   $  1,459   6%
  Coal                  363        354     3%           702        694   1%
  Other                  26         28    (7%)           49         54  (9%)
                     ------     ------              -------   --------
    Total             1,175      1,121     5%         2,295      2,207   4%

Operating Expense       914        907     1%         1,854      1,840   1%
                     ------     ------              -------   --------
Operating Income     $  261     $  214    22%       $   441   $    367  20%
                     ======     ======              =======   ========
Operating Ratio        77.8%      80.9%                80.9%      83.4%
                     ======     ======              =======   ========

Container Shipping Unit Results
- -------------------------------

         CSX's container-shipping unit regained momentum late in the second quarter of 1994 to generate $15 million in operating income despite the three-week nationwide Teamsters' strike in April, which closed Sea-Land's West Coast operations and disrupted shipments to and from Alaska, Hawaii and Asia.

         Operating revenue for the second quarter of 1994 was $826 million, compared with $815 million in the 1993 second quarter, as the volume of containers handled rose 2 percent to 309,000 loads. Surging traffic in the Asia/Middle East/Europe and Latin America trade lanes, coupled with the unit's success in regaining customers' shipments in the Pacific markets after the strike, drove the increased volume and revenue.

         Container-shipping operating expense rose to $811 million for the second quarter of 1994, an increase of $50 million from the 1993 second quarter as a result of handling increased volume, rerouting containers and ships during the work stoppage, and repositioning equipment for normal operations.

Intermodal Unit Results
- -----------------------

         Intermodal operating income climbed 33 percent to $16 million in the second quarter of 1994 from 1993's second-quarter level of $12 million on a 19 percent rise in operating revenue. The unit experienced double-digit growth

         PAGE 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Intermodal Unit Results, Continued
- ----------------------------------

across all types of traffic, including shipments from international ocean carriers, truck partners and direct shippers. Traffic increased to 321,000 loads in the second quarter of 1994, 17 percent above 1993's second quarter.

Barge Unit Results
- ------------------

         The barge unit capitalized on strong northbound back-haul shipments of steel and bulk commodities to temper the impact of a weak export grain market in the second quarter of 1994. These actions, coupled with ongoing cost-control efforts, resulted in barge operating income in the second quarter of 1994 of $11 million, slightly below the results of $12 million in 1993's second quarter.

Other Income
- ------------

         Other income declined to $18 million in the second quarter of 1994 from the 1993 second-quarter level of $30 million, primarily the result of a one-time gain on the sale of a real estate partnership interest in the 1993 period.

First Six Months 1994 Compared to 1993
- --------------------------------------

         For the first six months ended July 1, 1994, the company reported net earnings of $236 million, $2.26 per share versus $145 million, $1.39 per share for the six months ended June 30, 1993. The six months results for 1993 included a pretax charge of $93 million, $61 million after tax, 59 cents per share, which solely related to the restructuring of certain operations and functions at Sea-Land Service Inc., CSX's wholly-owned container-shipping subsidiary. Excluding the after-tax restructuring charge, earnings for the first six months of 1993 would have been $206 million, $1.98 per share.

FINANCIAL CONDITION
- -------------------

         Cash, cash equivalents and short-term investments totaled $478 million at July 1, 1994, a decrease of $21 million since December 31, 1993. Primary uses of cash, cash equivalents and short-term investments were property additions, repayment of long-term debt, payment of dividends and payments relating to productivity/restructuring charge liabilities. Primary sources of cash, cash equivalents and short-term investments were operations, issuance of short-term debt and a net decrease in short-term investments.


         PAGE 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
- ------------------------------

         During the first six months of 1994, net investing activities consumed $252 million of cash and cash equivalents compared with $393 million consumed in the first six months of 1993. The changes in investing activities were primarily due to an increase in cash proceeds from net short-term investment activity and a lower level of purchases of long-term marketable securities compared to the six months ended June 30, 1993.

         Financing activities used $108 million of cash and cash equivalents for the six months ended July 1, 1994. This was a $172 million decrease from the $64 million of cash provided by financing activities in the first six months of 1993. The change was primarily due to a reduction in proceeds from net short-term borrowings, an increase in the company's cash dividends paid per common share, and a partial redemption of the company's 9 1/2% Sinking Fund Debentures due July 1, 2016. The company redeemed $100 million of the $250 million principal amount outstanding on July 1, 1994.

         The working capital deficit decreased $50 million during the six months ended July 1, 1994. The decrease in the working capital deficit was primarily due to increased customer accounts receivables for the first six months of 1994, related to increased revenue. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. For the full year, CSX does not expect significant changes in working capital, property additions, or debt levels from the prior year.

FINANCIAL DATA
- --------------
                                                   (Millions of Dollars)
                                               -----------------------------
                                                July 1,         December 31,
                                                 1994              1993
                                               --------         ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $ 478             $ 499
Commercial Paper Outstanding -
  Short-Term                                     $ 308             $ 164
Commercial Paper Outstanding -
  Long-Term                                      $ 300             $ 300
Working Capital (Deficit)                        $(654)            $(704)
Current Ratio                                      .71               .69
Debt Ratio                                         46%               49%
Ratio of Earnings to Fixed Charges                2.5x              2.3x





         PAGE 14

OUTLOOK
- -------

         For the balance of 1994, each of CSX's major transportation units anticipates favorable revenue levels compared with 1993. The higher revenue levels are anticipated to result from the strong domestic economy. The company also plans to continue the intense focus on productivity improvements and expense control throughout its transportation units over the next six months.

         Entering the second half of 1994, CSXT is experiencing solid demand for coal shipments as U.S. utilities rebuild inventories depleted by 1993's United Mine Workers strikes and unusually high demand during severe winter weather. Export coal shipments, however, remain weak, as a result of depressed demand from abroad, foreign competition and the strong domestic market. CSXT merchandise traffic, reflecting the underlying strength of the U.S. industrial sector, is expected to trend with the economy. CSXT experienced only slight interruptions of service and no structural damage during mid-July flooding in the southeastern U.S.

         Sea-Land anticipates traffic flows in nearly all of its trade lanes will surpass prior year levels during the balance of the year. While the nationwide Teamsters' strike disrupted Sea-Land's operations during the second quarter, the unit quickly regained customer confidence following the strike and has seen no permanent traffic loss. Strong demand for ocean transportation should allow Sea-Land to select higher-rated traffic. A more stable rate environment is expected throughout the industry.

         CSX Intermodal expects sustained strong levels of shipments and revenue during the remaining months of 1994. The unit continues to benefit from growth in the general economy as well as market share gains.

         With the expectation of a healthy grain harvest in the second half of the year, American Commercial Lines anticipates stronger demand for its services and with this demand, recovery of barge rates.

         CSXT will monitor and be actively involved in industrywide labor contract negotiations which are expected to begin in late 1994. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.















PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders

            (a)   Annual meeting held May 3, 1994.

            (b)   Not applicable.

            (c) There were 104,648,925 shares of CSX common stock outstanding as of March 4, 1994, the record date for the 1994 annual meeting of shareholders. A total of 88,818,478 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                       Votes      Broker
         Nominee                    Votes For        Withheld     Non-Votes
         Edward L. Addison          88,359,100        404,182     55,196
         Elizabeth E. Bailey        88,359,789        403,493     55,196
         Robert L. Burrus, Jr.      88,320,788        442,494     55,196
         Bruce C. Gottwald          88,372,498        390,784     55,196
         John R. Hall               88,367,703        395,579     55,196
         Robert D. Kunisch          88,372,642        390,640     55,196
         Hugh L. McColl, Jr.        88,344,110        419,172     55,196
         James W. McGlothlin        88,393,628        369,654     55,196
         Southwood J. Morcott       88,375,416        387,806     55,256
         Charles E. Rice            88,377,331        385,951     55,196
         William C. Richardson      88,302,868        460,414     55,196
         Frank S. Royal, M.D.       88,293,084        470,198     55,196
         John W. Snow               88,374,093        389,189     55,196
         William B. Sturgill        88,340,174        423,108     55,196


            The appointment of Ernst & Young as independent auditors to audit and report on CSX's financial statements for the year 1994 was ratified by the shareholders with the following vote:
                                                                  Broker
                  Votes For         Votes Against   Abstentions   Non-Votes
                  88,261,199        153,961           333,549     69,769

            Amendments to the 1987 Long-Term Performance Stock Plan were approved by the shareholders with the following vote:

                                                                  Broker
                  Votes For         Votes Against   Abstentions   Non-Votes
                  64,002,177        18,519,777        1,045,905   5,250,619

            The 1994 Senior Management Incentive Compensation Plan was approved by the shareholders with the following vote:

                                                                  Broker
                  Votes For         Votes Against   Abstentions   Non-Votes
                  84,431,961        3,211,886         1,104,860   69,771

            (d)   Not applicable.
                                    - 15 -



PART II.  OTHER INFORMATION, Continued


       Item 6.  Exhibits and Reports on Form 8-K

                (a)  Exhibits

                     1.  None.

                (b)  Reports on Form 8-K

                     1.  None.


                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CSX CORPORATION
                                            (Registrant)


                                        By: GREGORY R. WEBER
                                            ------------------------------
                                            Gregory R. Weber
                                            Vice President, Controller and
                                            Treasurer
Dated:  July 28, 1994                       (Principal Accounting Officer)
























