Form 10-Q
period 1994-09-30
CSX CORP
filed 1994-10-28
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 30, 1994

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 30, 1994: 104,743,893 shares.



                                     - 1 -



         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters and Nine Months Ended
         September 30, 1994 and 1993                            3

2.  Consolidated Statement of Cash Flows-
      Nine Months Ended September 30, 1994 and 1993             4

3.  Consolidated Statement of Financial Position-
      At September 30, 1994 and December 31, 1993               5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      16

Signature                                                      16

         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                  Quarter Ended            Nine Months Ended
                              ---------------------      ---------------------
                                  September 30,              September 30,
                                1994         1993          1994         1993
                              --------     --------      --------     --------

Operating Revenue
  Transportation              $ 2,391      $ 2,176       $ 6,926      $ 6,505
  Non-Transportation               79           62           142          120
                              -------      -------       -------      -------
     Total                      2,470        2,238         7,068        6,625
                              -------      -------       -------      -------
Operating Expense
  Transportation                2,076        1,945         6,123        5,844
  Non-Transportation               44           41           105           95
  Restructuring Charge            ---          ---           ---           93
                              -------      -------       -------      -------
     Total                      2,120        1,986         6,228        6,032
                              -------      -------       -------      -------
Operating Income                  350          252           840          593
Other Income (Expense)             (6)           1            11           30
Interest Expense                   69           74           207          223
                              -------      -------       -------      -------
Earnings before
   Income Taxes                   275          179           644          400
Income Tax Expense                 98          116           231          192
                              -------      -------       -------      -------
Net Earnings                  $   177      $    63       $   413      $   208
                              =======      =======       =======      =======
Earnings Per Share            $  1.68      $   .61       $  3.94      $  2.00
                              =======      =======       =======      =======

Average Common Shares
  Outstanding (Thousands)     104,731      103,996       104,629      103,856
                              =======      =======       =======      =======
Common Shares
  Outstanding (Thousands)     104,744      104,047       104,744      104,047
                              =======      =======       =======      =======
Cash Dividends Paid Per
  Common Share                $   .44      $   .38       $  1.32      $  1.14
                              =======      =======       =======      =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                        Nine Months Ended
                                                       -------------------
                                                          September 30,
                                                        1994         1993
                                                       ------       ------
OPERATING ACTIVITIES
  Net Earnings                                         $ 413        $ 208
  Adjustments to Reconcile Earnings
    to Cash Provided
      Depreciation                                       431          429
      Deferred Income Taxes                              115          143
      Restructuring Charge -- Provision                  ---           93
      Productivity/Restructuring Charge -- Payments     (103)        (249)
      Other Operating Activities                          42            8
      Changes in Operating Assets and Liabilities
        Accounts Receivable                              (62)         (72)
        Materials and Supplies                            10          (18)
        Other Current Assets                              15            7
        Accounts Payable and Other Current Liabilities   (37)         (52)
                                                       -----        -----
        Cash Provided by Operating Activities            824          497
                                                       -----        -----
INVESTING ACTIVITIES
  Property Additions                                    (517)        (486)
  Short-Term Investments - Net                            53           56
  Purchases of Long-Term Marketable Securities           (59)        (111)
  Other Investing Activities                              77           59
                                                       -----        -----
        Cash Used by Investing Activities               (446)        (482)
                                                       -----        -----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                  180          295
  Long-Term Debt Issued                                   53           81
  Long-Term Debt Repaid                                 (287)        (221)
  Dividends Paid                                        (138)        (118)
  Other Financing Activities                              10           (2)
                                                       -----        -----
        Cash (Used) Provided by Financing Activities    (182)          35
                                                       -----        -----
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Increase in Cash and Cash Equivalents                  196           50
  Cash and Cash Equivalents at Beginning of Period       298          374
                                                       -----        -----
        Cash and Cash Equivalents at End of Period       494          424
        Short-Term Investments at End of Period          156           99
                                                       -----        -----
        Cash, Cash Equivalents and Short-Term
          Investments at End of Period                 $ 650        $ 523
                                                       =====        =====

See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                               September 30,   December 31,
                                                   1994           1993
                                               -------------   ------------
ASSETS
  Current Assets
    Cash, Cash Equivalents and
     Short-Term Investments                       $   650        $   499
    Accounts Receivable                               812            668
    Materials and Supplies                            190            199
    Deferred Income Taxes                             122            108
    Other Current Assets                               82             97
                                                  -------        -------
      Total Current Assets                          1,856          1,571
                                                  -------        -------
  Properties and Other Assets
    Properties                                     16,116         15,853
    Less Accumulated Depreciation                   5,258          5,065
                                                  -------        -------
      Properties - Net                             10,858         10,788
    Affiliates and Other Companies                    313            268
    Other Assets                                      672            793
                                                  -------        -------
      Total Properties and Other Assets            11,843         11,849
                                                  -------        -------
      Total Assets                                $13,699        $13,420
                                                  =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable and Other
      Current Liabilities                         $ 1,990        $ 1,965
    Current Maturities of Long-Term Debt               95            146
    Short-Term Debt                                   344            164
                                                  -------        -------
      Total Current Liabilities                     2,429          2,275
                                                  -------        -------
  Long-Term Debt                                    2,953          3,133
                                                  -------        -------
  Long-Term Liabilities and Deferred Gains          2,336          2,491
                                                  -------        -------
  Deferred Income Taxes                             2,470          2,341
                                                  -------        -------
  Shareholders' Equity
    Common Stock                                      105            104
    Other Capital                                   1,363          1,307
    Retained Earnings                               2,201          1,927
    Minimum Pension Liability Adjustment             (158)          (158)
                                                  -------        -------
      Total Shareholders' Equity                    3,511          3,180
                                                  -------        -------
      Total Liabilities and Shareholders' Equity  $13,699        $13,420
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

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of September 30, 1994, and December 31, 1993, and the results of operations for the quarters and nine months ended September 30, 1994 and 1993, and its cash flows for the nine months ended September 30, 1994 and 1993, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the third quarter and nine months ended September 30, 1994 and 1993. Dilution for the quarters and nine months ended September 30, 1994 and 1993, which could result if all outstanding common stock equivalents were exercised, is not significant.

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

NOTE 4.  RESTRUCTURING CHARGE

         The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings for the first nine months of 1993 by $61 million, 59 cents per share. As of September 30, 1994, payments totaling $52 million have been recorded as a reduction of the liability for the restructuring charge.

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

         At September 30, 1994 and December 31, 1993, accounts receivable have been reduced by $372 million and $380 million, respectively, representing Certificates and accounts receivable sold.

NOTE 6.  OPERATING EXPENSE

                                     Quarter Ended      Nine Months Ended
                                  ------------------    ------------------
                                     September 30,         September 30,
                                    1994      1993        1994      1993
                                  --------  --------    --------  --------
Labor and Fringe Benefits         $  786    $  761       $2,338    $2,275
Materials, Supplies and Other        571       540        1,680     1,590
Building and Equipment Rent          292       268          863       811
Inland Transportation                219       185          607       529
Depreciation                         144       142          432       428
Fuel                                 108        90          308       306
Restructuring Charge                 ---       ---          ---        93
                                  ------    ------       ------    ------
  Total                           $2,120    $1,986       $6,228    $6,032
                                  ======    ======       ======    ======

         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  OTHER INCOME (EXPENSE)
                                       Quarter Ended      Nine Months Ended
                                    ------------------    -----------------
                                       September 30,        September 30,
                                      1994      1993       1994      1993
                                    --------  --------    -------  --------
Interest Income                      $   12    $   13     $   40    $   38
Gain on South Florida Track Sale        ---       ---         22        20
Net Gain on Investment Transactions       1       ---          3        15
Discount on and Servicing of
  Accounts Receivable Sold               (7)       (2)       (22)      (10)
Minority Interest                        (5)       (5)       (13)      (10)
Miscellaneous                            (7)       (5)       (19)      (23)
                                     ------    ------     ------    ------
  Total                              $   (6)   $    1     $   11    $   30
                                     ======    ======     ======    ======
NOTE 8.  INCOME TAXES

         The effective income tax rate for the third quarter and first nine months of 1994 and 1993 reflects the federal statutory rate of 35 percent.

         In the third quarter of 1993, the company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense for the third quarter of 1993 by $54 million, 52 cents per share. Of this amount, $51 million, 48 cents per share, related to applying the newly enacted statutory income tax rate to deferred tax balances as of December 31, 1992.

NOTE 9.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                             September 30,   December 31,
                                                 1994            1993
                                             -------------   ------------
Trade Accounts Payable                           $  883        $  917
Labor and Fringe Benefits                           548           523
Income Taxes and Other                              367           332
Casualty Reserves                                   192           193
                                                 ------        ------
  Total                                          $1,990        $1,965
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

NOTE 10. COMMITMENTS AND CONTINGENCIES, Continued

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $100 million from rail operations and certain other operations, is provided by insurance companies owned or partially owned by CSX.

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

         PAGE 10
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------
Third-Quarter 1994 Compared With 1993
- --------------------------------------

         The company reported net earnings for the third quarter ended September 30, 1994, of $177 million, $1.68 per share, versus $63 million, 61 cents per share for the third quarter ended September 30, 1993. In the third quarter of 1993, the company revised its estimated annual effective tax rate to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense for the third quarter of 1993 by $54 million, 52 cents per share. Excluding the effect of the corporate income tax rate change, earnings for the third quarter of 1993 would have been $117 million, $1.13 per share.

         Operating revenue for the third quarter of 1994 was $2.5 billion, 10 percent above the prior-year quarter of $2.2 billion. Operating expense was $2.1 billion for the third quarter of 1994, compared with $2 billion for the third quarter of 1993. Operating income for the third quarter of 1994 was $350 million versus $252 million in the third quarter of 1993.

Rail Unit Results
- -----------------

         Operating income at the rail unit rose $64 million or 40 percent, to $224 million for the third quarter of 1994, from $160 million in the prior-year quarter. Driving the 1994 third-quarter results were double-digit traffic gains in several commodity groups and the continued success of the unit's cost-control and expense-reduction programs.

         Rail revenue, at $1.1 billion for the third quarter of 1994, rose $85 million, or 8 percent, from the prior-year quarter. Echoing the continued strength of the U.S. industrial sector, merchandise carloadings rose 6 percent for the third quarter of 1994 overall and revenue increased a like amount.
The strongest revenue gains were achieved by a 20 percent increase in metals, 12 percent increase in minerals and an 11 percent increase in auto's over the 1993 third quarter.

         Coal shipments rose 10 percent from the 1993 third quarter level to
39.5 million tons, as domestic utilities continued to build stockpiles that were depleted from 1993's United Mine Workers strike and harsh weather conditions of early 1994. Utility shipments increased to 26.1 million tons in the third quarter of 1994 from 24.1 million tons in 1993's third quarter. Export coal loadings strengthened, edging up 8 percent in 1994's third quarter to 4 million tons, compared with 3.7 million tons in the prior-year quarter. However, soft European demand for coal and competitive pressures continue to limit demand for U.S. coal in the world market.

         Rail operating expense was $923 million in the third quarter of 1994 compared with $902 million in the third quarter of 1993. Despite an 8 percent increase in carloads handled, rail operating expense increased only 2 percent over the expense level in the prior-year quarter. The control of operating
                                    - 11 -



         PAGE 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------
Rail Unit Results, Continued
- ----------------------------

expense resulted in an 80.5 percent operating ratio in the third quarter of 1994, a solid improvement over the prior-year third quarter operating ratio of
84.9 percent.
                                       RAIL OPERATING INCOME
                                       (Millions of Dollars)
                                   -----------------------------
                       Quarter Ended               Year-To-Date Ended
                     ------------------            ------------------
                       September 30,     Percent     September 30,     Percent
                      1994      1993     Change     1994       1993    Change
                     --------  --------  -------   -------   --------  -------
Operating Revenue
  Merchandise        $  733     $  693     6%       $ 2,277   $  2,152    6 %
  Coal                  384        340    13%         1,086      1,034    5 %
  Other                  30         29     3%            79         83   (5)%
                     ------     ------              -------   --------
    Total             1,147      1,062     8%         3,442      3,269    5 %

Operating Expense       923        902     2%         2,777      2,742    1 %
                     ------     ------              -------   --------
Operating Income     $  224     $  160    40%       $   665   $    527   26 %
                     ======     ======              =======   ========
Operating Ratio        80.5%      84.9%                80.7%      83.9%
                     ======     ======              =======   ========

Container Shipping Unit Results
- -------------------------------

         CSX's container-shipping unit, riding solid traffic gains in several major trade lanes and benefiting from effective expense controls, generated operating income of $78 million, 10 percent above 1993's third quarter of $71 million.

         Operating revenue for the third quarter of 1994 grew 9 percent to $920 million, compared with $846 million in the 1993 third quarter, as the carrier realized strong volume gains in all areas except Alaska. Quarter-over-quarter volume growth topped 20 percent in the Americas lanes and and 15 percent in the Asia/Middle East/Europe and Pacific trades. The average revenue per container during the third quarter of 1994 was $2,355, modestly lower than the $2,436 rate of the 1993 quarter.

         The unit's operating expense tracked revenue growth, increasing 9 percent, to $842 million, in the quarter. Labor and fringe benefit expense grew only slightly for the 1994 third quarter as a result of Sea-Land's reorganization and restructuring efforts of recent years.





         PAGE 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Intermodal Unit Results
- -----------------------

         CSX's intermodal unit reported operating income of $17 million in the third quarter of 1994 compared to 1993's third-quarter level of $16 million. The unit posted an 11 percent increase in traffic during the 1994 third quarter, and revenue grew 12 percent over the same period. However, the start-up expense associated with the launch of its new, direct Chicago-New York service and additional service in a key corridor limited the unit's operating income growth to 6 percent for the third quarter of 1994 over its results for the third quarter of 1993.

Barge Unit Results
- ------------------

         The barge unit rebounded dramatically from the flood-impacted 1993 third quarter to produce operating income of $16 million versus $3 million in the third quarter of 1993. Tonnage handled during the third quarter of 1994 rose 41 percent from the prior year third quarter to a more normal level of
15.7 million tons. Scrap metal, steel products and bulk commodities other than grain continued their solid performances. Grain shipments remained light in the third quarter of 1994, but have since strengthened significantly as unprecedented corn and soybean harvests have driven fourth-quarter and early 1995 barging rates higher.

First Nine Months 1994 Compared to 1993
- ---------------------------------------

         For the first nine months ended September 30, 1994, the company reported net earnings of $413 million, $3.94 per share versus $208 million, $2.00 per share for the nine months ended September 30, 1993. The 1993 results included a pretax charge of $93 million, $61 million after tax, 59 cents per share, which solely related to the restructuring of certain operations and functions at Sea-Land Service Inc., CSX's wholly-owned container-shipping subsidiary and the $54 million, 52 cents per share impact of the corporate income tax rate change. Exclusive of these items, earnings for the first nine months of 1993 would have been $323 million, $3.11 per share.

         The results for the first nine months of 1994 reflect the continued strength of the U.S. economy and the improving economic conditions abroad. The improving economic conditions increased the demand for CSX transportation services. In addition, the long-term efforts to reduce expense and improve productivity resulted in a $154 million increase in operating income compared to the prior period, excluding the 1993 pretax charge of $93 million.




                                    - 13 -



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION
- -------------------

         Cash, cash equivalents and short-term investments totaled $650 million at September 30, 1994, an increase of $151 million since December 31, 1993. Primary sources of cash, cash equivalents and short-term investments were operations and the issuance of short-term debt. Primary uses of cash, cash equivalents and short-term investments were property additions, repayment of long-term debt, payment of dividends and payments relating to productivity/restructuring charge liabilities.

         During the first nine months of 1994, net investing activities consumed $446 million of cash and cash equivalents compared with $482 million consumed in the first nine months of 1993. The changes in investing activities were primarily due to a lower level of purchases of long-term marketable securities compared to the nine months ended September 30, 1993.

         Financing activities used $182 million of cash and cash equivalents for the nine months ended September 30, 1994. This was a $217 million change from the first nine months of 1993. The change was primarily due to a reduction in proceeds from net short-term borrowings, an increase in the company's cash dividends paid per common share, a reduction in scheduled debt repayments, and a partial redemption of the company's 9 1/2% Sinking Fund Debentures due July 1, 2016. The company redeemed $100 million of the $250 million principal amount outstanding on July 1, 1994.

         The working capital deficit, current ratio, debt ratio, and ratio of earnings to fixed charges all improved during the nine months ended September 30, 1994. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. For the full year, CSX does not expect significant changes in working capital, property additions, or debt levels from the prior year.

FINANCIAL DATA
- --------------
                                                   (Millions of Dollars)
                                               -----------------------------
                                               September 30,    December 31,
                                                   1994            1993
                                               -------------    ------------
Cash, Cash Equivalents and
  Short-Term Investments                           $ 650           $ 499
Commercial Paper Outstanding -
  Short-Term                                       $ 344           $ 164
Commercial Paper Outstanding -
  Long-Term                                        $ 300           $ 300
Working Capital (Deficit)                          $(573)          $(704)
Current Ratio                                        .76             .69
Debt Ratio                                           45%             49%
Ratio of Earnings to Fixed Charges                  2.8x            2.3x
                                    - 14 -



         PAGE 15

OUTLOOK
- -------

         In the fourth quarter of 1994, each of CSX's major transportation units continue to anticipate favorable revenue levels compared with 1993. The higher revenue levels are expected to result from the strong domestic economy. The company also plans to continue the intense focus on productivity improvements and expense control throughout its transportation units.

         Entering the fourth quarter of 1994, CSXT is experiencing solid demand for domestic coal shipments as U.S. utilities continue to rebuild inventories depleted by 1993's United Mine Workers strikes and the harsh winter conditions of early 1994. Export coal shipments, however, will continue to be affected by soft European demand and foreign competition. CSXT merchandise traffic, reflecting the underlying strength of the U.S. industrial sector, is expected to remain strong for the remainder of the year.

         CSXT will monitor and be actively involved in industrywide labor contract negotiations which are expected to begin in late 1994. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.

         Sea-Land anticipates traffic flows in the fourth quarter of 1994 in nearly all of its trade lanes will surpass prior-year fourth quarter levels. Strong demand for ocean transportation should allow Sea-Land to select higher-rated traffic. A more stable rate environment is expected throughout the industry.

         CSX Intermodal expects sustained strong levels of shipments and revenue during the remaining months of 1994. The unit continues to benefit from growth in the general economy as well as market share gains.

         With the expectation of a healthy grain harvest in the fourth quarter, American Commercial Lines anticipates stronger demand for its services and with this demand, recovery of barge rates.

         The state of Florida has notified CSXT of its intention to redeem the remaining amounts due on its installment purchase of 80 miles of track and right-of-way as of December 1, 1994. If consummated, the December 1, 1994 redemption would result in proceeds of approximately $100 million and the recognition of a pretax deferred gain of approximately $60 million.

OTHER MATTERS
- -------------

         Sea-Land is planning to integrate the corporate functions of its global organization and has announced it will consolidate these activities in Charlotte, North Carolina. Activities currently based in Elizabeth and Liberty Corner, New Jersey, Rotterdam, The Netherlands, and Seattle, Washington would be affected. The financial impact of the consolidation has not been determined. The consolidation may result in a fourth quarter pretax charge that may significantly reduce Sea-Land's operating results.


         PAGE 16

PART II.  OTHER INFORMATION


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

                                            CSX CORPORATION
                                            (Registrant)


                                        By: GREGORY R. WEBER
                                            ------------------------------
                                            Gregory R. Weber
                                            Vice President, Controller and
                                            Treasurer
Dated:  October 28, 1994                    (Principal Accounting Officer)

























