Form 10-K405
period 1994-12-30
CSX CORP
filed 1995-03-03
CIK 277948

PAGE 1
                                  FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 30, 1994
                                     OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                        ----------------   ---------------
                       Commission file number  1-8022
                                                ------
                               CSX CORPORATION
           (Exact name of registrant as specified in its charter)

         Virginia                                           62-1051971
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

    901 East Cary Street, Richmond, VA.                     23219-4031
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

On January 27, 1995, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $7.4 billion.

On January 27, 1995, there were 104,734,016 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the annual meeting of security holders on April 25, 1995, for Part III (Items 11, 12 and 13) is incorporated by reference.

         PAGE 2
                               CSX CORPORATION
                    EDGAR Index - Form 10-K Annual Report

Item No.                                            Page & Note Reference
- --------                                            ---------------------
PART I

 1.   Business                                      4-7, 17-35 and Note 18 to
                                                    Consolidated Financial
                                                    Statements

 2.   Properties                                    4, 17-35 and Notes 7
                                                    and 10 to Consolidated
                                                    Financial Statements

 3.   Legal Proceedings                             Note 15 to Consolidated
                                                    Financial Statements

 4.   Not Applicable

PART II

 5.   Market for the Registrant's
       Common Equity and Related
       Stockholder Matters                          77-81

 6.   Selected Financial Data                       6-7

 7.   Management's Discussion and                   17-35, and Notes 2, 3,
        Analysis of Financial Condition             4, 6, 10, 13, 14,
        and Results of Operations                   and 18 to Consolidated
                                                    Financial Statements

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

12.  Security Ownership of Certain                  (a)
       Beneficial Owners and Management

13.  Certain Relationships and Related              (a)
       Transactions

         PAGE 3
                               CSX CORPORATION
                       EDGAR Index - Form 10-K Report

Item No.                                            Page & Note Reference
- --------                                            ---------------------
PART IV

14.   Exhibits, Financial Statement
       Schedules and Reports on Form 8-K
      a.  Consolidated Statement of
           Earnings for the Years Ended
           Dec. 30, 1994, Dec. 31, 1993 and 1992    36
          Consolidated Statement of
           Cash Flows for the Years Ended
           Dec. 30, 1994, Dec. 31, 1993 and 1992    37-38
          Consolidated Statement of
           Financial Position at
           Dec. 30, 1994, Dec. 31, 1993 and 1992    39
          Notes to Consolidated Financial
           Statements for the Years Ended
           Dec. 30, 1994, Dec. 31, 1993 and 1992    40-70
          Report of Independent Auditors            71
          Index to Exhibits                         E-1
      b.  Reports on Form 8-K
           None.


(a) Items Number 11, 12 and 13 will be incorporated by reference from the registrant's 1995 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

         PAGE 4

CSX CORPORATE PROFILE

         CSX Corporation is an international transportation company offering a variety of rail, container-shipping, intermodal, trucking, barging, contract logistics and related services worldwide. In 1994, the company earned $9.6 billion of operating revenue and $1.2 billion of operating income.

         CSX Transportation Inc. (CSXT) provides rail transportation and distribution services over 18,759 route miles and 32,462 track miles in 20 states in the East, Midwest and South; the District of Columbia; and Ontario, Canada. CSXT is the largest hauler of coal in the United States and handles one-third of all automobiles manufactured domestically. CSXT accounted for 48% of CSX's 1994 operating revenue and 75% of operating income.

         Sea-Land Service Inc. (Sea-Land) is a worldwide leader in container-shipping transportation and related trade services. Sea-Land operates a fleet of 93 container ships and approximately 188,000 containers in U.S. and foreign trade and serves 120 ports in 80 countries and territories. Sea-Land contributed 36% of CSX's 1994 operating revenue and 15% of operating income.

         CSX Intermodal Inc. (CSXI), the nation's only full-service, coast-to-coast intermodal transportation company, operates a network of dedicated intermodal terminals across North America. The company also offers comprehensive trucking and chassis management and leasing services. CSXI provided 9% of CSX's 1994 operating revenue and 5% of operating income.

         American Commercial Lines Inc. (ACL) is a leader in barge transportation, operating 117 towboats and approximately 3,300 barges on both U.S. and foreign waterways. Additionally, ACL operates marine construction facilities, river terminals and communication services. ACL accounted for 5% of CSX's 1994 operating revenue and 5% of operating income.

         Customized Transportation Inc. (CTI) is a premier provider of dedicated contract logistics services. The company offers an array of premium supply chain management services including distribution, warehousing, processing and assembly, contract carriage and just-in-time delivery. CTI provided 2% of CSX's 1994 operating revenue and 1% of operating income.

         Non-Transportation: Resort holdings include The Greenbrier in White Sulphur Springs, W.Va., and the Grand Teton Lodge Company in Moran, Wyo. CSX Real Property Inc. is responsible for development, sales and leasing of CSX-owned properties. CSX holds a majority interest in Yukon Pacific Corporation, which is promoting construction of the Trans-Alaska Gas System (TAGS) to transport Alaska's North Slope natural gas to Valdez for export to Asian markets.









         PAGE 5

1994 HIGHLIGHTS

CSX Corporation
         - Generated return on invested capital in excess of cost of capital for second consecutive year.
         -  Produced record free cash flow.
         - Posted record financial results in revenue, operating income and earnings.
         -  Increased annual dividend payout for 14th consecutive year.

CSX Transportation Inc.
         -  Achieved historic low operating ratio of 79.9%.
         -  Posted record operating income and free cash flow.
         - Ranked No. 1 among Class I railroads with the lowest occurrence of train accidents per million train miles.
         - Won Chrysler Corporation Gold Pentastar quality service award for second consecutive year.

Sea-Land Service Inc.
         -  Posted record earnings in third and fourth quarters.
         -  Increased loads 9%, to highest level ever.
         - Completed major customer-service initiatives in the Asia-Middle East and South America trades.
         -  Won Chrysler Corporation Gold Pentastar quality service award.

CSX Intermodal Inc.
         -  Achieved record volume of 1.3 million loads.
         -  Posted 15% increase in operating income.
         -  Initiated direct service between Chicago and New York.
         -  Completed initial track testing of Iron Highway train concept.

American Commercial Lines Inc.
         -  Increased operating income 40%, rebounding from 1993's floods.
         -  Posted record fourth-quarter earnings.
         -  Achieved record year in safety, reducing injury incident rate 25%.
         -  Improved northbound shipment volumes.

Customized Transportation Inc.
         -  Increased revenue 26%.
         -  Expanded services into new and non-traditional markets.
         - Enhanced supply chain management capability through new software development.

Non-Transportation
         - The Greenbrier retained Mobil Five-Star rating for the 34th consecutive year and the AAA Five-Diamond rating since its inception 19 years ago.
         -  The Greenbrier hosted the 1994 Solheim Cup Matches.







         PAGE 6
                      CSX CORPORATION AND SUBSIDIARIES
                            FINANCIAL HIGHLIGHTS
                               (Millions of Dollars, Except Per Share Amounts)
                                1994(a)   1993(c)    1992     1991(d)   1990
                              -------   -------    -------   -------  -------
SUMMARY OF OPERATIONS
   Operating Revenue          $ 9,608   $ 8,940   $ 8,734   $ 8,636   $ 8,205
                              -------   -------   -------   -------   -------
   Operating Expense            8,376     7,934     7,769     7,782     7,337
   Productivity/Restructuring
     Charge (b)                   ---        93       699       755        53
                              -------   -------   -------   -------   -------
     Total Operating Expense    8,376     8,027     8,468     8,537     7,390
                              -------   -------   -------   -------   -------
   Operating Income           $ 1,232   $   913   $   266   $    99   $   815
                              -------   -------   -------   -------   -------
   Earnings (Loss) From
     Continuing Operations    $   652   $   359   $    20   $   (76)  $   365
                              =======   =======   =======   =======   =======
PER COMMON SHARE
   Earnings (Loss) From
     Continuing Operations    $  6.23   $  3.46   $   .19   $  (.75)  $  3.63
                              =======   =======   =======   =======   =======
   Cash Dividends             $  1.76   $  1.58   $  1.52   $  1.43   $  1.40
                              =======   =======   =======   =======   =======
   Market Price - High        $ 92.38   $ 88.13   $ 73.63   $ 58.00   $ 38.13
                - Low         $ 63.13   $ 66.38   $ 54.50   $ 29.75   $ 26.00
                              =======   =======   =======   =======   =======
PERCENTAGE CHANGE FROM
  PRIOR YEAR
   Operating Revenue             7.5%      2.4%      1.1%      5.3%      5.9%
                              =======   =======   =======   =======   =======
   Operating Expense             4.3%    (5.2)%     (.8)%     15.5%      7.5%
                              =======   =======   =======   =======   =======
   Operating Expense,
    excluding Productivity/
    Restructuring Charge         5.6%      2.1%     (.2)%      6.1%      6.7%
                              =======   =======   =======   =======   =======
   Cash Dividends Per Common
    Share                       11.4%      3.9%      6.3%      2.1%      9.4%
                              =======   =======   =======   =======   =======
SUMMARY OF FINANCIAL POSITION
   Cash, Cash Equivalents and
     Short-Term Investments   $   535   $   499   $   530   $   465   $   609
                              =======   =======   =======   =======   =======
   Working Capital (Deficit)  $  (840)  $  (704)  $  (859)  $  (942)  $  (578)
                              =======   =======   =======   =======   =======
   Total Assets               $13,724   $13,420   $13,049   $12,798   $12,804
                              =======   =======   =======   =======   =======
   Long-Term Debt             $ 2,618   $ 3,133   $ 3,245   $ 2,804   $ 3,025
                              =======   =======   =======   =======   =======
   Shareholders' Equity       $ 3,731   $ 3,180   $ 2,975   $ 3,182   $ 3,541
                              =======   =======   =======   =======   =======
   Book Value Per Common
     Share                    $ 35.63   $ 30.53   $ 28.75   $ 31.08   $ 35.93
                              =======   =======   =======   =======   =======
                                    - 6 -



         PAGE 7
                      CSX CORPORATION AND SUBSIDIARIES
                       FINANCIAL HIGHLIGHTS, CONTINUED

                                1994(a)   1993(c)    1992     1991(d)   1990
                              -------   -------    -------   -------  -------
EMPLOYEE COUNT (e)
   Rail                        28,773    29,216    30,916    33,239    35,672
   Other                       17,974    17,847    16,681    16,644    15,259
                              -------   -------   -------   -------   -------
      Total                    46,747    47,063    47,597    49,883    50,931
                              =======   =======   =======   =======   =======

See Notes 1, 2 and 4 to Consolidated Financial Statements

(a) In 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in an accelerated pretax gain of $69 million and increased net earnings by $42 million, 40 cents per share.

(b) In 1993, the company recorded a $93 million pretax charge to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings by $61 million, 59 cents per share. In 1992, the company recorded a charge to recognize the estimated costs of buying out certain trip-based compensation elements paid to train crews. The pretax charge amounted to $699 million and reduced net earnings for 1992 by $450 million, $4.38 per share. In 1991, the company recorded a charge to provide for the estimated costs of implementing work-force reductions, improvements in productivity and other cost reductions at its major transportation units. The pretax charge amounted to $755 million and reduced 1991 net earnings by $490 million, $4.88 per share. In 1990, the company recorded a $53 million restructuring charge related to its container-shipping unit. On an after-tax basis, the restructuring charge was $36 million, 37 cents per share.

(c) The company revised its estimated annual effective tax rate in 1993 to reflect the change in the federal statutory income tax rate from 34 to 35 percent. The effect of this change was to increase income tax expense for 1993 by $56 million, 54 cents per share. Of this amount, $51 million, 48 cents per share, related to applying the newly enacted statutory income tax rates to deferred tax balances as of January 1, 1993.

(d) During 1991, the company consummated the sale of a one-third interest in Sea-Land Orient Terminals Ltd., the sale of the stock of RF&P Corporation and other investment transactions. After taxes and minority interest, the transactions resulted in a net gain of $32 million, 32 cents per share.

(e)      Employee count based on annual averages.




         PAGE 8

CHAIRMAN'S MESSAGE

         By most measures, 1994 was an excellent year for CSX. The company generated $9.6 billion in operating revenue, $1.2 billion in operating income and $652 million in net earnings - all records and all contributing to CSX exceeding its cost of capital for the second consecutive year and producing a record $486 million in free cash flow. Furthermore, each of the company's core transportation businesses strengthened its competitive position and its long-term fundamental earning power.

         From the standpoint of stock performance, however, 1994 was a disappointment. After climbing to an all-time high of $92.375 per share in February, CSX stock finished the year at $69.625, down 15 percent from its 1993 close. We believe external forces - especially rising interest rates and investor concerns about potential inflation - were largely responsible for the poor performance of CSX's stock and that of transportation and cyclical stocks in general. In addition, uncertainty over possible mergers in the rail industry contributed to the 17 percent average decline in the stock price of the six largest U.S. railroad companies (excluding CSX).

         Even with 1994's price decline, CSX's stock performance for the past 3- and 5-year periods easily exceeded that of the S&P 500 and other broad market indexes. In fact, CSX's market value has more than doubled over the past five years, from $3.5 billion at the end of 1989 to nearly $7.3 billion at the end of 1994.

         While disappointed in the performance of CSX stock in 1994, we believe it is just a matter of time before the company's improving financial strength and earnings outlook are more fully reflected in its stock price. Indeed, we have more confidence than ever in CSX's ability to provide superior shareholder returns over the long term.

Five years of progress

         The past year marked the successful completion of a five-year plan to improve the strength and profitability of our individual business units and, consequently, the core earning power of CSX. Each of our units made great strides by re-engineering processes, cutting costs, enhancing service reliability and improving quality and safety. This progress has enabled CSX to produce strong, sustainable earnings and free cash flows. Most important, for the past two years CSX earned in excess of its cost of capital, which we view as critical to the creation of shareholder value.

         Having made great progress in improving the performance of our individual units, CSX now is beginning to reap the fruits of our efforts to promote and coordinate cross-unit activities. Increasingly, we are working across units to reduce costs, improve safety, use technology more effectively, share market knowledge and pursue opportunities beyond the means of any single one of our businesses. Much remains to be done before CSX realizes its full potential, but we are encouraged by the progress our units are making to more fully leverage the combined strengths of CSX.

         Key to our ability to serve customers and create value is the human element - the vast range of talent, expertise and ingenuity that make this

         PAGE 9

company special. With that in mind, CSX is making a concerted effort to broaden the professional development of our work force. We are committed to creating within CSX a unique learning environment to enhance the individual skills and competencies of our people.

         We have the resources, knowledge and vision to establish CSX as the premier provider of global transportation services, a company recognized worldwide for its ability to create value for its customers, shareholders and employees. We are determined - indeed, eager - to demonstrate the true potential of this company. The achievements made by CSX's business units during 1994 certainly laid a solid foundation for further improvements.

Record results at CSXT

         Our railroad, CSX Transportation Inc. (CSXT), recorded the best performance in its history by continuing to control costs while setting records in operating income and free cash flow.

         Cross-functional performance improvement teams continued to scrutinize virtually every aspect of the railroad's operation. These teams have eliminated over $350 million in excess costs over the past three years, and they are targeting more than $100 million in further cost reductions in 1995.

         For the year, CSXT posted an operating ratio slightly below 80 percent, which means that the railroad produced more than 20 cents in operating income for every dollar of revenue it generated. Though pleased with its success in improving operating efficiency, CSXT's management team views its achievement of a record-low operating ratio as merely a milepost along the path to a significantly better performance in 1995 and beyond.

         The railroad undertook a major effort to improve service in 1994 and began re-engineering key components of its operation to meet customer needs. By improving the performance and reliability of its locomotive fleet and reducing cycle times for its car fleet, CSXT continues to enhance asset utilization and reduce capital spending requirements. The result is a greater return on invested capital and the ability to meet market needs with smaller equipment fleets and at less cost.

A strong finish for Sea-Land

         At our ocean container-shipping unit, Sea-Land Service Inc. (Sea-
Land), strong traffic across all major trade lanes helped offset the severe consequences of a second-quarter strike by the Teamsters Union. Absent the strike, Sea-Land would have posted its best annual earnings ever. The company ended the year on a particularly strong note, reporting record earnings in both the third and fourth quarters.

         Sea-Land continued to make significant progress reducing costs and improving profitability during 1994. The company has eliminated over $350 million of expense since the beginning of 1992 and is committed to strengthening its competitive advantage by further reducing its cost base.



         In 1994, Sea-Land took steps to improve the efficiency of its vessel operations and inland transportation. The company implemented an automation process that enhances productivity at its terminals and expanded the coverage of a dynamic yield management system that identifies optimum cargo selection.

         Sea-Land also announced plans to relocate its corporate headquarters to Charlotte, N.C., and to consolidate divisional functions there by this summer. In addition to streamlining administration, this centrally managed approach will enable Sea-Land to respond more effectively to customer needs on a global basis.

Intermodal strength continues

         CSX Intermodal Inc. (CSXI) continued its eight-year record of improved results, with operating income rising 15 percent to $61 million. CSXI completed improvements to many of its terminals, initiated direct service between Chicago and New York City and continued to forge partnerships with motor carriers, railroads and distributors.

         In 1995, CSXI will continue improving and expanding its national service network to pave the way for future growth. CSXI also plans to begin field testing its "Iron Highway" integrated train concept, which holds great promise for making intermodal transportation competitive for distances of 700 miles or less.

Barge line bounces back

         Our barge unit, American Commercial Lines Inc. (ACL), rebounded from 1993's flood-impacted downturn to post strong 1994 results. Operating income rose 40 percent to $63 million on the strength of a robust U.S. economy and bumper grain harvest. ACL continued to re-engineer its work processes and to explore river transportation opportunities abroad, similar to its successful barge operation on the Orinoco River in Venezuela.

CTI aggressively pursues growth

         Customized Transportation Inc. (CTI), a logistics company specializing in supply-chain management, leveraged its reputation as a leading supplier of contract logistics for the automotive industry to expand its presence in non-automotive markets. Though the youngest and smallest of CSX's transportation units, CTI is pursuing aggressive growth targets that are expected to double its size in five years.













                           Pro Forma Net Earnings
                ---------------------------------------------
               (Millions of Dollars, Except Per Share Amounts)

                                        1994          1993          1992
                                     -----------   -----------   -----------
                                            Per           Per           Per
  Description (All After Tax)        Amt.  Share   Amt.  Share   Amt.  Share
  ---------------------------        ----  -----   ----  -----   ----  -----
  Net Earnings as Reported           $652  $6.23   $359  $3.46   $ 20  $ .19
  Accelerated Gain on
    So. Florida Track Sale            (42)  (.40)   ---    ---    ---    ---
  Statutory Tax Rate Adjustment       ---    ---     51    .48    ---    ---
  Restructuring/Productivity Charge   ---    ---     61    .59    450   4.38
                                     ----  -----   ----  -----   ----  -----
  Pro Forma Total                    $610  $5.83   $471  $4.53   $470  $4.57
                                     ====  =====   ====  =====   ====  =====

Non-transportation units

          Finally, our non-transportation units continued to add value to the company. Our resorts unit, which includes The Greenbrier in West Virginia and the Grand Teton Lodge Company in Wyoming, produced strong earnings while upholding its reputation for unsurpassed quality and service. Meanwhile, our realty group continued its efforts to obtain the best value for property not needed for other operations.

Consolidated results

         Together, all units enabled CSX to produce record earnings of $652 million, or $6.23 a share. Earnings for 1994 include an after-tax gain of $42 million resulting from an accelerated payment to CSXT by the state of Florida for track purchased in 1988. The prior year's earnings were impacted by a restructuring charge and the effect of retroactively applying an increase in income tax rates. Excluding these items, 1994 earnings rose 30 percent over the prior year.

         We are pleased with the record-breaking results CSX delivered in 1994, and we are confident we will achieve further progress in 1995 and beyond.

Favorable business climate

         For the near term, we see a favorable business climate both in the United States and abroad. We expect the domestic economy to remain strong, which would benefit all of our business units, especially our rail, intermodal and barge operations. We also anticipate that strengthening economic conditions overseas will aid all of our transportation units, particularly Sea-Land, which operates in some 80 countries.

         We are encouraged by the recent trend by countries all over the world to reduce government regulation and liberalize trade policies, as is discussed further in the "Public Policy" section of this report. We are especially enthusiastic about the North American Free Trade Agreement (NAFTA) and the

General Agreement on Tariffs and Trade (GATT), which promise to reduce trade barriers and boost economic growth.

         CSX is well situated to take advantage of this favorable trend toward increased world trade. Through our container-shipping unit, CSX is involved in many of the fastest-growing regions of the world, including China, Central and Southeast Asia and Latin America. Also, our rail and barge units move bulk commodities such as coal, grain and fertilizer bound for export markets, and much of our intermodal company's business involves moving double-stack trains of international cargo across North America.

The next five years

         For the next five years, the efforts of our individual units will continue to be guided by their overriding commitment to be the best in their respective industries. Each is focused on meeting customer requirements by delivering the highest level of service at the lowest possible cost. And each is committed to exceeding its cost of capital and providing superior returns.

         To reach these objectives, CSX will target increasingly difficult performance improvement goals. We will continue our relentless efforts to reduce costs wherever possible, to allocate capital judiciously, to utilize assets intelligently and to improve safety and service reliability. Continued success in these areas should enable us to meet our financial targets and to create as much, if not more, shareholder value in the next five years as we have over the past five years.

         All of our business units operate in challenging environments; competition is fierce, customer expectations are increasing, and the cost of capital is rising. But as Winston Churchill said, "Kites rise highest against the wind - not with it." We welcome the winds of change and the turbulence of competition; such an unsettled environment inspires our company to soar to new heights.


Sincerely,


/s/ JOHN W. SNOW
- ----------------
John W. Snow
Chairman and Chief Executive Officer













PUBLIC POLICY STATEMENT

         The 1994 elections were a milestone in American history. The revolt of the voters against big government sent a new pro-business majority to Congress with a bold program for reducing the size of government, lowering tax burdens and lessening the effects of regulation. A similar change also occurred in many states.

         For the business community at large and for CSX in particular, the most encouraging aspect of this political transformation is the move against excessive regulation. In recent years the system of federally imposed economic and environmental regulation has grown at an alarming rate, under both Republican and Democratic administrations. Some regulations have been proposed without any showing of need or any realistic relationship to the risks they seek to prevent.

         The new political climate in Washington and in the states offers a historic opportunity for change. The imperative to reduce the cost of government to balance the federal budget has forced a re-examination of the need for regulatory agencies like the Interstate Commerce Commission (ICC), which regulates railroads, and the Federal Maritime Commission (FMC), which regulates ocean shipping.

         For railroads, already freed from much economic regulation by the Staggers Act of 1980, the ICC has increasingly become an anachronism. The renaissance of the railroad industry proves what can be done when excessive regulation is eliminated; a healthy and competitive rail industry should now be treated like any other business except in those increasingly rare situations where there is a strong public purpose for some safety net of regulatory review.

Maritime Reform

         In contrast to the railroads, which operate entirely within the United States, where they and their competitors are covered by the same laws and respond to the same economic incentives, the liner carriers operate in international commerce, where their competitors play by the rules of many different nations and often are driven by non-economic considerations. Many who attack the FMC and the current conference system ignore these differences.

         While CSX supports a reduction of maritime regulation, we should not act rashly in a way that would put U.S.-flag carriers at a competitive disadvantage. Their foreign competitors are often state-owned enterprises or work in close cooperation with their national governments. If U.S. laws are made more stringent, the U.S.-flag carriers will obey them, but we can not expect the same cooperation from foreign carriers.

         CSX continues to support a program for maritime reform that either provides for reasonable payments to help offset the higher costs of operating under the U.S. flag or allows carriers to reflag vessels with the understanding that the vessels would be made available to the federal government for defense purposes in the event of a national emergency. Authority for five such reflaggings was granted as this report went to press. That action is encouraging, but it is inconceivable to us that the United

States would jeopardize its ability to meet its national defense requirements by refusing to support a U.S. merchant marine. Clearly, U.S. support of private, U.S.-flag merchant ships would be a far more efficient use of federal funds than would investing billions of dollars in government-owned vessels.

Rail Passenger Service

         The deficit-reduction imperative will force the Congress and the administration to take a hard look at the need for heavily subsidized rail passenger service. CSX is required by law to play a somewhat reluctant host to more Amtrak trains than any other railroad except Conrail. Many are not justified by public demand, yet they constrict rail capacity or force track maintenance standards that exceed those needed for freight operations. In effect, we are obligated by law to subsidize indirectly Amtrak's passenger service - whose yearly government subsidy now totals nearly a billion dollars. We hope the new era will bring about a restructuring of Amtrak so that it operates economically on fewer routes.

         The system of excessive regulation also has spilled over into our judicial system, which has become clogged with litigation. Tort reforms would lessen the incentive to turn to the courts to solve every dispute. Congressional review of the Federal Employers' Liability Act (FELA), the antiquated system under which rail employees are compensated when injured on the job, could at long last give railroads and their employees the opportunity to move from this costly, adversarial system of dealing with employee injuries to the no-fault system of workers compensation used by every other industry.

         Finally, CSX plans to work with other businesses to seek a fairer and less intrusive system of regulation. Fundamentally, we believe there needs to be dramatic change in the entire approach of government to regulation, so that regulations are imposed only when a compelling need exists and where the likely benefits exceed the costs. We support pending legislation that would require performance standards and realistic cost-benefit assessments of the real risks involved in perceived environmental hazards or threats to safety.

         One message the voters sent to Congress and to their state legislatures in November is that they agree with Thomas Jefferson: "That government is best which governs the least." That is a principle that should direct our approach to government and its regulatory role.
















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

Debt ratings -- The company will strive to maintain its investment grade debt ratings, which allow cost-effective access to major financial markets worldwide. The company will work to manage its business operations in a manner consistent with meeting this objective, including monitoring its debt levels and the amount of fixed charges it incurs.

Financial instruments -- From time to time the company may employ financial instruments as part of its risk management program. The objective would be to manage specific risks and exposures and not to actively trade financial instruments for profit or loss.


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

         CSX and its subsidiaries maintain an internal control structure designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized by management and recorded in conformance with generally accepted accounting principles. This structure includes accounting controls, written policies and procedures and a code of corporate conduct that stresses the highest ethical standards and is routinely communicated to all employees. This structure also includes an internal audit staff to monitor the compliance with and effectiveness of established policies and procedures.

         The Audit Committee of the board of directors, which is composed solely of outside directors, meets periodically with management, internal auditors and the independent auditors to review audit findings, adherence to corporate policies and other financial matters.

         The firm of Ernst & Young LLP, independent auditors, has been engaged to audit and report on the company's consolidated financial statements. Its audit was conducted in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent deemed necessary for the purpose of its report, which appears on page 71.





















ANALYSIS OF OPERATIONS

         Through its business units, CSX Corporation operates a unique global freight transportation network offering rail, container-shipping, intermodal and inland barge transportation. CSX also provides a range of related services, including logistics management, warehousing, distribution and inland marine construction and repair.

         CSX units enjoy a major presence in their respective industries, which gives them the financial stability and market strength to withstand economic downturns and domestic and international competition. Management focus is on increasing shareholder returns and generating "economic value added" (EVA). The EVA concept holds that companies create wealth only when they generate returns above their cost of capital. Using EVA to measure financial performance, CSX has reduced costs, utilized assets more effectively, conserved capital, increased productivity and improved service.

         Each unit of CSX is charged with meeting stretch targets for return on invested capital, operating income and free cash flow. Their efforts to improve the core earning power of their businesses yielded record results for CSX in 1994 - generating returns greater than the company's cost of capital.

Discussion of Earnings

         Net earnings totaled $652 million, $6.23 per share in 1994, compared with $359 million, $3.46 per share in 1993, and $20 million, 19 cents per share, in 1992. Earnings for 1994 included the accelerated recognition of an after-tax gain of $42 million, 40 cents per share, on a 1988 sale of track in south Florida. Excluding this gain, earnings for 1994 would have been $610 million, $5.83 per share.

         The 1993 results included the effect of a $93 million pretax restructuring charge to recognize the expense associated with reorganizing and downsizing the container-shipping unit's European and North American operations. After taxes, this charge was $61 million, 59 cents per share. Also in 1993, CSX recognized $51 million, 48 cents per share, of income tax expense related to applying the newly enacted statutory income tax rate to deferred tax balances as of Jan. 1, 1993.

         Earnings for 1992 included a charge principally to recognize the estimated costs of buying out certain trip-based compensation paid to train crews. The pretax charge amounted to $699 million and reduced net earnings for 1992 by $450 million, $4.38 per share.

         Excluding the above-mentioned charges and the impact of the tax-rate change, earnings for 1993 and 1992 would have been $471 million, $4.53 per share, and $470 million, $4.57 per share, respectively. On a comparable basis, annual earnings per share in 1994 were $1.30 higher than in 1993 and $1.26 higher than in 1992.






                     PRODUCTIVITY/RESTRUCTURING CHARGES
                     ----------------------------------
                            (Millions of Dollars)
                             -------------------

                                       1993      1992     1991
                                       ----      ----     ----
Provision:
Severance Costs                         $32      $669     $634
Exit, Settlement and Other Costs         61        30      121
                                        ---      ----     ----
     Total Provision                     93       699      755
                                        ---      ----     ----
Payments and Other Reductions:
Severance Costs                         (24)     (293)    (634)
Exit, Settlement and Other Costs        (42)      (30)    (121)
                                        ---      ----     ----
Balance Dec. 30, 1994                   $27      $376     $---
                                        ===      ====     ====

         Consolidated operating revenue increased to $9.6 billion, 7% higher than 1993 and 10% above 1992. The higher 1994 revenue was led by the rail unit's improvement in merchandise traffic and the rebound of coal loadings from 1993's levels, which were affected adversely by a strike against selected eastern coal producers. Strong volume at the container-shipping and intermodal units and a solid second half of the year for the barge company supported revenue increases across all transportation units.

         Compared with 1992, all CSX transportation units generated higher revenue. These increases were driven by improved economic activity and market share gains achieved through service improvements.

         Consolidated operating expense was $8.4 billion, compared with $8 billion in 1993 and $8.5 billion in 1992. Operating expense in 1993 included the container-shipping unit's $93 million pretax restructuring charge, while 1992 operating expense included the $699 million pretax productivity charge.

         Excluding the restructuring and productivity charges, 1994 operating expense would have been 6% higher than 1993's expense of $7.9 billion and 8% higher than 1992's $7.8 billion. Concerted cost-reduction efforts by all CSX units enabled the company to contain much of the expense associated with supporting the increased revenue and the effects of inflation. In particular, significant expense reductions were achieved by Performance Improvement Teams at the rail and container-shipping units.

         Consolidated operating income for 1994 was $1.2 billion. This compared with $913 million in 1993 and $266 million in 1992, including the restructuring and productivity charges recorded in both years. Excluding those charges, operating income would have been $1 billion in 1993 and $965 million in 1992. The year-to-year comparisons include the impact of 1993's coal strike and midwest flooding on rail and barge operations, respectively.




         Other income totaled $55 million, compared with $18 million in 1993 and $3 million in 1992. Other income for 1994 reflected the accelerated $69 million net pretax gain on the south Florida track sale, partially offset by higher fees related to accounts receivable sold and premium payments related to retiring $300 million of long-term debt. The gain recognition was the result of the state of Florida prepaying its unfunded obligation to the company.

         Interest expense for 1994 was $281 million, $17 million below 1993's level. A $312 million net decrease in outstanding debt and lower interest rates on equipment obligations contributed to the reduced expense compared with 1993.

Discussion of Cash Flows

         Cash provided by operating activities totaled $1.3 billion in 1994. This compares with $962 million in 1993 and $939 million in 1992. Cash provided by operating activities, together with proceeds from disposition of properties, was adequate to fund property additions and cash dividends in 1994 and 1993, as well as to allow a significant reduction of long-term debt in 1994.

         Payments related to the 1992 and 1991 productivity charges to implement two-member crew agreements on the rail system impacted cash provided by operations in all three years. These agreements, which were successfully negotiated by the end of 1993, provided for two-member train crews on through-freight and yard assignments, the buyout of excess positions and buyouts for productivity fund and short-crew allowances. The company has paid $760 million related to its 1992 and 1991 productivity charges to date, largely due to the implementation of these agreements. The rail unit is realizing the efficiencies and savings anticipated as a result of reducing train crew sizes. Payments also were made in conjunction with the container-shipping unit's European and North American restructuring as well as other rail unit severance programs.

         Consistent with its original estimates, CSX expects a significant decrease in the level of future cash payments for those productivity and restructuring costs. In management's opinion, existing reserves are adequate for these payments.

         Property additions totaled $875 million for the year, compared with $768 million in 1993 and $1 billion in 1992, which included $137 million for the barge company's acquisition of the Valley Line assets. Efforts to reduce expenses, improve asset utilization and enhance productivity, such as through Performance Improvement Teams and increased equipment turn times, have helped hold the line on capital spending in a period of increasing business activity.

         CSX committed additional capital in the form of new and renewed operating leases. The present value of future payments on these additional equipment and facility leases totaled $116 million in 1994, $108 million in 1993 and $17 million in 1992. New capital investment totaled $991 million in 1994, compared with $876 million in 1993 and $1 billion in 1992.



         Cash dividends per common share rose to $1.76, compared with $1.58 in 1993 and $1.52 in 1992. The annualized dividend rate increased 11% from 1993's level and 16% from 1992's level. The number of CSX outstanding shares rose slightly, to 104.7 million, as a result of stock issued under the provisions of incentive, benefit and dividend reinvestment plans.

         In 1995, CSX anticipates continued strong cash flows from core transportation operations sufficient to meet future operating and capital needs as well as cash dividends and debt repayments. The company also plans to continue its successful record of extracting cash value from disposition or lease of rights of way, real estate and other non-core asset holdings. CSX expects to have access to financial markets, as necessary, to fund operations, working capital and other requirements.

Discussion of Financial Position

         Cash, cash equivalents and short-term investments totaled $535 million at Dec. 30, 1994. This compares with $499 million and $530 million at year-end 1993 and 1992, respectively.

         The working capital deficit increased $136 million during 1994, primarily due to higher current maturities of long-term debt. The company had year-end working capital deficits of $840 million in 1994, $704 million in 1993 and $859 million in 1992.

         A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX maintains adequate resources to satisfy current liabilities when they are due and has sufficient financial capacity to manage its day-to-day cash requirements.

         In 1993, working capital was affected by the reclassification of current deferred income taxes. Under Statement of Financial Accounting Standards No. 109, CSX reclassified $108 million of its long-term deferred income tax balances to a current account during 1993 to match the life of this deferred benefit with the underlying components that gave rise to the deferred income taxes.

         Long-term debt declined $515 million to $2.6 billion in 1994, reflecting a higher level of scheduled maturities and use of the company's increased cash flow to reduce outstanding debt. This compared with long-term debt of $3.1 billion in 1993 and $3.2 billion in 1992. The company issued debt in 1992 to finance productivity payments and property acquisitions.

         The ratio of debt-to-total capitalization was 40.8% at year-end 1994, compared with 49.2% for 1993 and 51.7% for 1992. Cash provided by operations, property dispositions and proceeds from the prepayment of its unfunded obligation by the state of Florida generated the cash available to reduce the outstanding long-term debt. CSX anticipates using excess cash to continue to reduce long-term debt over the next two to three years.






Other Matters

         CSX accepts the challenge of addressing its environmental responsibilities and managing related expenditures. Environmental management is an important part of CSX's strategic planning. As a result, there is an active focus on finding the most efficient, cost-effective solutions for dealing responsibly with waste materials generated from past and present business operations. These solutions range from simple recycling and cleanup efforts to high-tech remediation initiatives.

         The company is a party to numerous regulatory proceedings and private actions. These arise from laws governing the remediation of contaminated property, such as the federal Superfund statute, hazardous waste and underground storage tank laws, and similar state laws.

         The rail unit has been identified, together with other parties, as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites. Such sites frequently involve other waste generators and disposal companies to whom costs associated with site investigation and cleanup may be allocated or from whom such costs may be recovered.

         Due to the number of parties involved at many of these sites, the wide range of costs of the possible remediation alternatives, changing cleanup technology, the length of time over which these matters develop and evolving governmental standards, it is not always possible to estimate precisely the company's liability for the costs associated with the assessment and remediation of contaminated sites.

         The rail unit maintained reserves for 106 environmental sites at year-end 1994. The company periodically reviews its environmental reserves as new developments arise to determine whether additional provisions are necessary. Based on current information, the company believes its reserves are adequate to meet remedial actions to comply with present laws and regulations. Although CSX's financial results could be significantly affected in any quarterly reporting period in which the company incurred substantial remedial expenses at a number of these and other sites, CSX believes the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

         Total expenditures associated with protecting the environment and remedial environmental cleanup efforts amounted to $39 million in 1994. This compares with $42 million in 1993 and $27 million in 1992.

         CSX employs risk management strategies to address business and financial market risks. However, CSX currently has no significant hedging or derivative financial instruments in place as part of its risk management programs. The company may change this position to respond to evolving business and market conditions, particularly as such conditions influence interest rates, fuel costs and foreign currency exposure.

         The company monitors the interest rate sensitivity of its portfolio of investments and borrowings, and from time to time may use financial instruments to manage the net interest exposure.

         Similarly, CSX monitors fuel oil price volatility and fluctuations in the value of the U.S. dollar in foreign exchange markets. While the company is not currently hedging these risks with financial instruments, on occasion it may do so. CSX's objective in employing such strategies would be to manage those risks and exposures, not to actively trade financial instruments for profit or loss.
                    RESOURCES AVAILABLE DECEMBER 30, 1994
                    -------------------------------------
                            (Millions of Dollars)
                             -------------------

Cash, Cash Equivalents and Short-Term Investments                      $ 535
Total Credit Lines Available                                             880
Outstanding Borrowings:
  Commercial Paper                                                      (501)
                                                                       -----
Total Liquidity                                                        $ 914
                                                                       -----
Working Capital (Deficit)                                              $(840)
                                                                       =====

Rail Results

         CSX Transportation Inc. (CSXT) posted three consecutive quarters of record operating income in 1994. These results were due to strong traffic across virtually all merchandise commodities and continued success in cost reductions. CSXT also rebounded from the 1993 coal strikes to yield notable increases in domestic coal tonnage. These results were achieved in spite of lower export coal loadings.

         Rail operating income in 1994 totaled $929 million, $183 million above 1993's $746 million and $189 million above 1992's comparable $740 million. This latter figure excludes a net productivity charge of $619 million associated with labor reductions. Including this charge, rail operating income was $121 million in 1992.

         CSXT also achieved an operating ratio, which is the ratio of operating expense to operating revenue, of 79.9% in 1994, surpassing a major performance goal of 80% set in 1991. The operating ratio was 83% in 1993 and 83.3% in 1992, excluding the productivity charge.

         Operating revenue rose to $4.63 billion, a 6% increase from 1993 and a 4% increase over 1992, driven primarily by a rebound in domestic coal tonnage and exceptional merchandise traffic. Rail revenue totaled $4.38 billion in 1993 and $4.43 billion in 1992.

         CSXT overcame severe winter conditions in early 1994 and weaker-than-expected export coal traffic to increase coal tonnage to 153.7 million tons vs. 144.1 million tons in 1993. Domestic coal shipments rose 8% as utility demand, driven by the need to rebuild stockpiles depleted from the 1993 strikes and the harsh winter weather, surged during the year. CSXT's export shipments faced a number of market obstacles, including decreased demand and increased foreign competition. In 1994, export coal shipments decreased to 16 million tons from 16.7 million tons in 1993.

         CSXT anticipates a modest recovery in the U.S. export coal market and slightly better domestic coal loadings in 1995. The implementation of Phase I of the Clean Air Act in 1995 is expected to provide a net tonnage gain for CSXT, as an increase in the production of high-quality, low-sulfur coal at CSXT-served mines should more than offset any displacement caused by the Act.

         Total rail merchandise carloads and revenue increased 6% and 5%, respectively, over 1993 levels, reflecting the strength of the U.S. economy and successful efforts to expand market share. These same figures both rose 10% vs. 1992's volume and revenue.

         CSXT's automotive carloads increased 9% from a strong 1993 traffic base. This growth, driven by increased U.S. auto production, soaring consumer demand and improved service, pushed automotive revenue up 7% in 1994.

         Demand for plastic products from the auto industry, housing construction and the consumer goods market helped spur a 4% carload growth in the chemicals market. Bulk Intermodal Distribution (BIDS) terminals, where customers transfer and store bulk chemicals, gave CSXT a significant competitive advantage in this market. The customer response to this service is reflected in the 5% increase in chemicals revenue for 1994.

         Minerals traffic and revenue for the year improved 12% and 10%, respectively, propelled by growth in highway construction and demand for sand for auto castings.

         Shipments in the food and consumer category, which includes government traffic and consumer durables, increased 6%, reflecting strong industrial production, particularly in appliances.

         Agricultural products experienced a surge in export grain traffic late in the year, but it was not enough to offset the devastating effect of the 1993 floods that caused a short supply of grain through the first three quarters of 1994. Strong domestic feed grain loadings to the Southeast poultry farms provided a solid base of traffic during the year. Carloads declined 7%, while revenue decreased only 3% as a result of favorable yield and mix changes.

         The metals industry enjoyed one of its best years ever, as strong demand from steel mini-mills led to a 13% carload increase in 1994. New service packages offered by CSXT improved market share and contributed to a 17% gain in revenue.

         Forest products traffic, which includes lumber, paper and construction materials, improved 2% due to continued housing demand and steady recovery of the paper business. CSXT's market position in lumber was aided by the addition of several new lumber distribution centers.

         The phosphates and fertilizer category experienced an 11% growth in traffic as export loads rose with increased foreign demand. The distance CSXT hauls export shipments of phosphate from Florida's Bone Valley to the Port of Tampa is far less than that for domestic moves to the U.S. Midwest, leading to lower revenue-per-carload comparisons.


         Although merchandise traffic experienced significant gains in 1994, CSXT anticipates continued strength in the principal markets it serves in the U.S. industrial sector in 1995. Combined with selective price increases, a modest improvement is expected in merchandise traffic and revenue in 1995.

         The rail unit undertook an effort to re-engineer key components of its service delivery to meet customer needs better and enhance service reliability in 1994. In the future, the unit hopes to strengthen traffic levels in the various commodity groups by further satisfying customers through improved performance.

         Rail operating expense for 1994 was $3.7 billion, a 2% increase over 1993 and level with 1992, excluding the previously mentioned 1992 productivity charge. These results reflect the continuing efforts of the rail unit to reduce expense and control cost while retaining its customer focus.

         Labor and fringe benefits expense increased 2% to $1.83 billion, vs. $1.8 billion in both 1993 and 1992. Despite the increased traffic levels, which required a greater number of crew starts, and the impact of a 4% wage increase, CSXT controlled labor and fringe benefits expense. The company will continue to implement work-force reductions over the next few years.

         As the implementation of two-member crews extends throughout the rail system, the average crew size continues to fall. At year-end 1994, the average crew size was 2.5 members. In the next few years, reductions in yard and local crews will result in an average crew size of 2.25 members.

         CSXT, as a participant in national bargaining, is actively engaged in contract negotiations with rail labor organizations. CSXT seeks to improve the future competitiveness of its labor force through these negotiations.

         CSXT continued to reduce accidents and injuries in 1994, and it remains one of the safest railroads in the industry. Reportable injuries to employees were reduced 20% and train accidents fell 21% by year-end, helping CSXT maintain one of the highest rankings among Class I railroads. The company's progress in safety not only continues to save lives, but increases the quality and reliability of rail service while driving out unnecessary expense.

















                      CSX CORPORATION AND SUBSIDIARIES
                      --------------------------------
                     (All Tables in Millions of Dollars)

Table 1.  TRANSPORTATION OPERATING RESULTS
                                                  1994
                                                  ----
                                           Container                   Elim/
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $9,410  $4,625   $3,492    $ 902    $ 449  $ (58)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor and Fringe Benefits   3,006   1,828      859       89      104    126
 Materials, Supplies and
   Other (a)                 2,314     918      919      120      191    166
 Building and Equipment
   Rents                     1,088     374      600       67       19     28
 Inland Transportation         839     ---      676      553      ---   (390)
 Depreciation                  564     352      132       11       32     37
 Fuel                          421     224      119        1       40     37
                            ------  ------   ------    -----    -----  -----
  Total                      8,232   3,696    3,305      841      386      4
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $1,178  $  929   $  187    $  61    $  63  $ (62)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $1,178  $  929   $  187    $  61    $  63  $ (62)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   79.9%    94.6%    93.2%    86.0%
                                    ======   ======    =====    =====
Average Employment                  28,773    9,437    1,626    2,644
                                    ======   ======    =====    =====
Property Additions and
 Present Value of New
 Operating Leases           $  958  $  675   $  199    $  50    $  15  $  19
                            ======  ======   ======    =====    =====  =====


















         PAGE 26

                                                  1993
                                                  ----
                                           Container                   Elim/
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $8,767  $4,380   $3,246    $ 793    $ 417  $ (69)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor and Fringe Benefits   2,922   1,797      822       81      107    115
 Materials, Supplies and
   Other (a)                 2,158     891      828      108      175    156
 Building and Equipment
   Rents                     1,034     369      559       64       19     23
 Inland Transportation         721     ---      608      475      ---   (362)
 Depreciation                  558     352      127       11       29     39
 Fuel                          413     225      109        1       42     36
 Productivity/
 Restructuring Charge           93     ---       93      ---      ---    ---
                            ------  ------   ------    -----    -----  -----
  Total                      7,899   3,634    3,146      740      372      7
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $  868  $  746   $  100    $  53    $  45  $ (76)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $  961  $  746   $  193    $  53    $  45  $ (76)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   83.0%    94.1%    93.3%    89.2%
                                    ======   ======    =====    =====
Average Employment                  29,216    9,440    1,510    2,747
                                    ======   ======    =====    =====
Property Additions and
 Present Value of New
 Operating Leases           $  818  $  576   $  172    $  50    $  13  $   7
                            ======  ======   ======    =====    =====  =====






















         PAGE 27

                                                  1992
                                                  ----
                                           Container                   Elim/
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $8,550  $4,434   $3,148    $ 739    $ 443  $(214)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor and Fringe Benefits   2,853   1,814      795       70      114     60
 Materials, Supplies and
   Other (a)                 2,165     939      807      110      174    135
 Building and Equipment
   Rents                     1,011     374      558       54       25    ---
 Inland Transportation         678     ---      605      454      ---   (381)
 Depreciation                  513     332      117       11       23     30
 Fuel                          424     235      115        1       47     26
 Productivity/
 Restructuring Charge          681     619       17       45      ---    ---
                            ------  ------   ------    -----    -----  -----
  Total                      8,325   4,313    3,014      745      383   (130)
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $  225  $  121   $  134    $  (6)   $  60  $ (84)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $  906  $  740   $  151    $  39    $  60  $ (84)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   83.3%    95.2%    94.7%    86.5%
                                    ======   ======    =====    =====
Average Employment                  30,916    9,495    1,382    2,905
                                    ======   ======    =====    =====
Property Additions and
 Present Value of New
 Operating Leases           $  986  $  570   $  236    $  28    $ 152  $ ---
                            ======  ======   ======    =====    =====  =====

(a) A portion of intercompany interest income received from the CSX parent company has been classified as a reduction of materials, supplies and other, by the container shipping unit. This amount was $64 million in 1994, 1993 and 1992, respectively, and the corresponding charge is included in eliminations and other.

(b)      Excludes productivity/restructuring charges.

         Performance Improvement Team initiatives reduced expenses by more than $350 million from 1991 through 1994. Besides shrinking the cost base, this program has helped conserve capital as improvements are realized in reliability, performance and efficiency throughout the system. All areas of rail operations and administration - from repair and maintenance of locomotives and freight cars to purchases of office supplies - were targeted. Further savings of more than $100 million have been targeted by CSXT for each of the next three years.

         CSXT will continue to lower its cost base in 1995 and beyond through increased asset utilization, crew-size reductions, improved safety and continued Performance Improvement Team savings.

         Rail capital additions for 1994 increased to $675 million from 1993's $576 million and 1992's $570 million. These figures include the present value of new operating leases. Capital expenditures for roadway improvements, including track, terminals, technology and other equipment, totaled $401 million, or 59% of the total. CSXT's maintenance-of-way program installed or replaced 289 miles of rail in 1994, compared with 400 miles in both 1993 and 1992. The remaining rail property additions included $131 million for locomotives and $143 million for the car fleet.

Table 2.  RAIL COMMODITIES BY CARLOADS AND REVENUE

                       Market
                      Share (a)         Carloads                 Revenue
                      (Percent)       (Thousands)        (Millions of Dollars)
                      ---------   --------------------  ----------------------
                         1994      1994   1993   1992      1994   1993   1992
                         ----     -----  -----  -----     -----  ------ ------
Automotive                28        354    326    288    $  493  $  461 $  413
Chemicals                 39        386    371    356       685     652    619
Minerals                  38        419    374    345       365     332    310
Food and Consumer         33        176    166    161       204     196    196
Agricultural Products     28        263    284    264       318     327    297
Metals                    28        292    258    225       285     243    219
Forest Products           33        442    435    441       444     442    448
Phosphates and Fertilizer 76        470    423    457       254     256    268
Coal                      40      1,678  1,566  1,760     1,465   1,363  1,565
                                  -----  -----  -----    ------  ------ ------
   Total                          4,480  4,203  4,297     4,513   4,272  4,335
                                  =====  =====  =====    ------  ------ ------
Other Revenue                                               112     108     99
                                                         ------  ------ ------
   Total Operating Revenue                               $4,625  $4,380 $4,434
                                                         ======  ====== ======

(a) Market Share is defined as CSX carloads versus carloads handled by all major Eastern railroads.

         CSXT reduced its locomotive fleet size by 1% to 2,785 in 1994. Eighty new locomotives were added to the fleet, including 30 alternating-current (AC) locomotives. This new AC technology, which provides substantially better tractive effort, or pulling power, will allow CSXT to replace an average of two older units in its existing fleet with each new unit. These AC locomotives are the first of 250 fuel-efficient units to be delivered to CSXT through 1997.











                                 Rail Assets
                  (Owned or leased as of December 30, 1994)
                  -----------------------------------------
                  Freight Cars
                    Boxcars                          14,718
                    Open-top hoppers                 35,609
                    Covered hoppers                  18,789
                    Gondolas                         20,623
                    Other cars                       15,092
                                                    -------
                      Total                         104,831
                                                    =======

                  Locomotives                         2,785

                  Track
                    Route miles                      18,759
                    Track miles                      32,462

         In late 1994, CSXT resumed repairing and rebuilding freight cars at its Raceland Car Shop in Kentucky. The facility plans to refurbish or rebuild 4,000 coal hopper cars in 1995. Notwithstanding this program, enhanced utilization through improved car turn times will yield a net reduction in the overall car fleet.

         CSXT is engaged in preliminary negotiations to obtain all its telecommunication services from AT&T. The goal of this transaction would be to provide CSXT with the strategic opportunity to obtain state-of-the-art technology, equipment and services from AT&T, without diverting CSXT's capital and management resources from its core business. The arrangement, if consummated, would enable CSXT to leverage technological enhancements as they become available in the rapidly changing telecommunications industry. The transaction could result in a significant future charge to cover the writedown of certain telecommunications assets and labor separation costs.

         In 1995, CSXT expects to improve equipment utilization further and increase capital expenditures by approximately 10%, the majority of which will go to the Raceland car program.

Container-Shipping Results

         Volume at Sea-Land Service Inc. surged to record levels in 1994 despite a three-week nationwide Teamsters strike in April that closed Sea-Land's West Coast operations and disrupted shipments to and from Alaska, Hawaii and Asia. Although the strike interrupted a solid first half of the year, Sea-Land finished the year with heavy volume in the third and fourth quarters.

         The unit's ongoing expense reductions, coupled with efficiencies gained from its Performance Improvement Team efforts and its 1993 Atlantic restructuring, were tempered by the strike impact on earnings of approximately $45 million.



         Despite the strike, Sea-Land delivered $187 million of operating income. This compares with $193 million in 1993, excluding the $93 million pretax restructuring charge, and $151 million in 1992, excluding a $17 million pretax productivity charge. Record earnings were posted in the third and fourth quarters as strengthening economies in Europe, Japan, China and the Middle East helped revive commercial traffic. Including charges, operating income was $100 million in 1993 and $134 million in 1992.

         Container-shipping operating revenue rose to $3.5 billion, an 8% improvement over 1993's revenue of $3.25 billion and 11% better than 1992's $3.15 billion.

         Double-digit volume gains over 1993 levels were recorded in the Pacific, Americas and Asia/Middle East/Europe (AME) trade lanes, while overall volume increased 9%.

         Average revenue per container slipped 3% as competition increased and cargo mix varied from prior years. Sea-Land anticipates a more favorable supply/demand ratio in its markets in 1995 as added capacity in most trade lanes will be offset by significant market growth.

         Container volumes in both eastbound and westbound Pacific lanes increased significantly. Eastbound traffic was driven by increasing consumer demand in the United States, while westbound gains resulted primarily from a resurgence in commercial cargoes and increasing military traffic. Sea-Land expects continued strong volumes during 1995 in the Pacific, propelled by solid U.S. demand for imports from southeast Asia, China and Hong Kong and exports to these countries.

         An increase in traffic from Central and South America, along with continued solid U.S. exports, drove the Americas volume up sharply in 1994. Sea-Land anticipates continued growth in this trade in 1995, especially with the continuing expansion of the North American Free Trade Agreement (NAFTA).

         Strong shipments in the AME service reflected growing trade between Asia and Europe, and the Middle East and Indian subcontinent.

         In all of Sea-Land's markets, rates continue to reflect an intensely competitive environment. The conference system, which helps to stabilize pricing in most major trade lanes, is under review by U.S. and international regulatory authorities.

         The recent passage of the General Agreement on Tariffs and Trade
(GATT) will encourage higher levels of international trade. Serving customers through a global infrastructure, Sea-Land is well positioned to capitalize on the opportunities presented by GATT and NAFTA.

         Sea-Land's operating expense increased 8% to $3.3 billion, compared with $3.05 billion in 1993 and $3 billion in 1992, excluding restructuring and productivity charges. Sea-Land's efforts to reroute containers and ships during the April strike and the post-strike repositioning of equipment for normal operations, along with the higher traffic volume, resulted in increased expense in 1994. Including restructuring and productivity charges, total operating expense was $3.15 billion in 1993 and $3.01 billion in 1992.

         PAGE 31
                          Container-Shipping Assets
                  (Owned or leased as of December 30, 1994)

                Containers
                    40- and 20-foot dry vans         155,648
                    45-foot dry vans                   9,265
                    Refrigeration vans                17,467
                    Other specialized equipment        5,310
                                                     -------
                      Total                          187,690
                                                     =======

                Container ships                           93

                Terminals
                  Exclusive-use                            8
                  Preferred berthing rights               15

         The increase in the cost of bunker fuel during the summer led to a 9% rise in fuel expense. In addition, severe winter weather in the northeastern United States led to higher-than-expected fuel costs in the first quarter of 1994.

         Sea-Land's ongoing commitment to lower its cost base by re-engineering operations resulted in more than $100 million of reduced expense in 1994, bringing the three-year total to more than $350 million. These reductions were achieved in terminal operations, maintenance, overhead and, through the efforts of Performance Improvement Teams, in areas such as parts inventories, equipment and accounts receivable. Sea-Land plans expense savings of approximately $100 million in 1995 in areas such as terminal efficiency, inventory reduction and labor.

         Productivity improvement efforts were hampered by the strike as the percentage of on-time vessel arrivals and lifts per hour declined. Sea-Land expects these figures to bounce back in 1995. Overall terminal efficiency is expected to improve with the implementation of Sea-Land's Terminal Automation System (TAS) over the next few years. This system tracks cargo in the terminal and is designed to decrease terminal throughput time.

         In February 1995, Sea-Land received approval from the Maritime Administration (MARAD) to reflag five U.S.-flag vessels to the registry of the Marshall Islands. The unit estimates that this reflagging will result in a net reduction in annual operating expense of approximately $2.5 million per ship. Applications to reflag eight more Sea-Land vessels are pending at MARAD. Sea-Land remains hopeful that Congress will approve legislation authorizing payments to reimburse or compensate for the additional cost of operating and maintaining U.S.-flag ships.

         Capital additions for 1994 totaled $199 million, including $134 million in expenditures and $65 million in present value of new long-term operating leases. The total compares with $172 million in 1993 and $236 million in 1992.

         In 1994, Sea-Land contracted for the construction of five high-performance, fuel-efficient container vessels and the modification of three

Atlantic Class Vessels (ACVs) in its fleet. The three ACV modifications were completed in 1994; two of the new ships will be delivered late in 1995 and three in 1996. Approximately $57 million of capital was spent in 1994 on the first phase of this $315 million vessel program.

         The five new vessels will replace capacity in the trans-Pacific trade while the modified ACVs, which serve the AME trade, will have increased speed and efficiency with the same effective capacity. These new and refurbished ships will enable Sea-Land to replace older, higher-cost assets while gaining efficiency and improving service.

         Sea-Land spent $44 million of capital to enhance its rolling stock of containers and $24 million to upgrade and refurbish terminal facilities. The remaining portion of capital was dedicated to technology and other areas.

         In the fourth quarter of 1994, Sea-Land announced a global integration program, including a relocation of its corporate headquarters from Liberty Corner, N.J., to Charlotte, N.C. While the unit's estimate of the total cost is not yet finalized, it is expected to be approximately $50 million.

         Sea-Land will consolidate in Charlotte senior management functions now performed at its Seattle, Rotterdam and New Jersey offices. This will allow Sea-Land to streamline much of its administration and increase customer responsiveness. Sea-Land plans to begin operations in Charlotte during the summer of 1995.

         The earthquake that struck Japan in January 1995 caused considerable property damage and business disruption to Sea-Land's operation at the Port of Kobe. Sea-Land responded quickly, becoming the first carrier to resume limited operations out of Kobe in late February. Sea-Land also started a supplemental service into the neighboring Port of Osaka and is making greater use of its terminals in Yokohama, Nagoya and Tokyo. Company officials estimate that the port will be fully operational by the fall of 1995. Currently, Sea-Land expects strong traffic in the Pacific trade to largely offset the earthquake's impact on operations.

Intermodal Results

         Operating income at CSX Intermodal Inc. (CSXI) surged to $61 million in 1994, 15% ahead of 1993's $53 million and 56% better than 1992's $39 million, excluding a productivity charge. Domestic and international traffic segments both experienced record volume and revenue growth in 1994.

         In 1992, CSXT transferred to CSXI $45 million of the productivity charge related to locomotive-crew buyouts. Including this charge, CSXI recorded an operating loss of $6 million in 1992.

         CSXI launched several new service initiatives in 1994 that increased its competitiveness and improved customer service. The most notable was the inauguration in August of daily direct intermodal service between the New York City area and Chicago.



         Operating revenue totaled $902 million, 14% higher than 1993 and 22% more than 1992. Domestic loads increased 11% over 1993 levels as a result of growing shipments from distributors, truckline partners and direct shippers. International traffic, reflecting increased volumes from ocean carriers, rose 14%.

                              Intermodal Assets
                  (Owned or leased as of December 30, 1994)

                 Equipment
                   Domestic Containers                3,386
                   Rail Trailers                      9,584

                 Facilities
                   CSX Intermodal Terminals              33
                   Motor Carrier Operations Terminals    28
                   CSX Services Facilities               18


         CSXI forecasts continued volume growth and service expansions during 1995 as customers look for cost-effective transportation solutions. Also, initiatives are already under way to develop and expand new geographic markets and service options in 1995.

         In 1994, operating expense was $841 million, compared with $740 million in 1993 and $700 million in 1992, excluding the previously mentioned 1992 charge. The higher volumes and initial costs associated with the market expansion contributed to the increase. Including the 1992 charge, operating expense was $745 million.

         CSXI spent $50 million on capital expenditures in 1994, flat with 1993 and $22 million more than 1992. Improvements in terminals, equipment and technology were the major focus of spending. Plans for 1995 call for several major terminal expansions as well as the addition of new terminals at strategic locations. These projects and others that support CSXI's rapid growth, such as terminal automation and fleet expansion, are expected to boost capital spending to almost $70 million in 1995.

         CSXI also will continue developing and begin field testing its Iron Highway intermodal train concept in 1995. This concept employs a continuous platform with a split-ramp design that allows for rapid drive-on/drive-off loading, thereby reducing terminal costs and providing a highly reliable, cost-efficient service. The project made major strides in 1994, including the completion of track testing and the announcement of line-of-road testing in two corridors during 1995.

         The Iron Highway holds great promise for making intermodal competitive for motor carrier traffic in both short- and medium-haul corridors. Traditional intermodal rail economics have not provided this opportunity.





Barge Results

         Operating income at American Commercial Lines Inc. (ACL) rebounded to $63 million as a result of northbound traffic growth, cost containment and an increase in grain traffic and rates late in the year. This income compares with $45 million in 1993 and $60 million in 1992.

         Grain, one of the barge unit's key commodities, was devastated by the flooding along the Mississippi River system in 1993. The resulting weak grain market, along with the severe winter weather, created an operating challenge for the barge line in early 1994. Given this environment, ACL successfully refocused on non-grain commodities, such as import steel and raw materials for steel mini-mills.

         Total operating revenue at ACL increased 8% to $449 million as a result of these efforts. This compared with $417 million and $443 million in 1993 and 1992, respectively.

         Total volume rose over weak prior-year figures as barge ton miles totaled 51 billion, an increase of 6 billion over 1993 and 3 billion more than 1992.

         Coal tonnage and revenue increased slightly during the year as world demand languished. ACL expects moderate growth in export coal in 1995 as world demand strengthens with improved economies in Europe and Japan.

         In 1995, the barge unit anticipates increased loadings on the continued strength of the northbound markets. Also, the record harvest is expected to push export demand for corn over 2 billion bushels, an increase of nearly 50% over 1994.

         Operating expense increased 4% to $386 million, driven by improved traffic volumes and higher repair costs. However, 1994's expenses vs. 1992's were nearly equivalent as the company offset costs associated with increased volume by improving operating efficiencies. This expense level also reflects ACL's ongoing re-engineering efforts.

         The higher level of barging activity in 1994 increased fuel consumption 9% while expense declined 5% due to lower prices. Compared with 1992, consumption rose 1% while expense decreased 15%.

         Like the rail unit, the barge company has focused considerable attention on employee safety awareness. In 1994, the incident rate of reportable injuries to employees improved 25% over 1993.

         Capital additions at ACL in 1994 totaled $15 million, compared with $13 million in 1993 and $152 million in 1992, which included $137 million for the acquisition of the Valley Line assets. Spending in 1994 focused primarily on terminal expansions and tanker barges. ACL's capital expenditures in 1995 are expected to increase modestly as the company renews a covered hopper construction program while continuing to upgrade its chemical tanker fleet.




                               Barging Assets
                  (Owned or leased as of December 30, 1994)

                Towboats                                117

                Barges
                    Covered/open-top hoppers          3,055
                    Tankers                             240
                                                      -----
                      Total                           3,295
                                                      =====
                Marine Services
                  River terminals                        11
                  Fleeting operations                    15
                  Shipyards                               2

CTI Results

         Customized Transportation Inc. (CTI) joined CSX in early 1993 with a 10-year reputation as a leading supplier of contract logistics primarily for the automotive industry.

         Operating income at CTI was $10 million in 1994, compared with $6 million in 1993. CTI generated operating revenue of $182 million in 1994 vs. $145 million in 1993. Approximately 71% of 1994 revenue was generated from automotive-related markets. Revenue is expected to grow aggressively over the next five years as CTI diversifies its customer base to include more non-automotive clients.

Consolidated Outlook

         CSX enters 1995 with confidence and an optimistic outlook. Following the healthy growth of 1994, world economic expansion is expected to continue throughout 1995, led by the United States and improved prospects in Japan and Europe. With the capabilities provided by its global infrastructure, CSX stands ready to capitalize on the continued economic momentum, and the company expects to improve its earnings in 1995.

         CSX will continue to improve its performance, even though some of its units are subject to such unpredictable external factors as adverse weather conditions, work stoppages at major customer facilities and shifting economic conditions in the U.S. and foreign economies.

         CSX, like many other U.S. industrial-based companies, is concerned about the economic impact of higher interest rates. However, the company's base of non-economically sensitive commodities, such as coal and agricultural products, coupled with expense control efforts of its Performance Improvement Teams, helps CSX weather economic fluctuations.

         CSX units are committed to meeting their 1995 stretch targets to improve operating ratios and returns on invested capital - thus enhancing their core earning power and increasing shareholder returns. Equally important, CSX management and employees are committed to continually improving service for CSX customers worldwide.

         PAGE 36
                      CSX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF EARNINGS
               (Millions of Dollars, Except Per Share Amounts)

                                                  Fiscal Year Ended
                                          ---------------------------------
                                          Dec. 30,    Dec. 31,     Dec. 31,
                                            1994        1993        1992
                                           ------      ------      ------
OPERATING REVENUE
  Transportation                           $9,410      $8,767      $8,550
  Non-Transportation                          198         173         184
                                           ------      ------      ------
          Total                             9,608       8,940       8,734
                                           ------      ------      ------
OPERATING EXPENSE
  Transportation                            8,232       7,806       7,644
  Non-Transportation                          144         128         125
  Productivity/Restructuring Charge           ---          93         699
                                           ------      ------      ------
          Total                             8,376       8,027       8,468
                                           ------      ------      ------
OPERATING INCOME                            1,232         913         266
Other Income                                   55          18           3
Interest Expense                              281         298         276
                                           ------      ------      ------
EARNINGS (LOSS) BEFORE INCOME TAXES         1,006         633          (7)
Income Tax Expense (Benefit)                  354         274         (27)
                                           ------      ------      ------
NET EARNINGS                               $  652      $  359      $   20
                                           ======      ======      ======

EARNINGS PER SHARE                        $ 6.23      $ 3.46      $  .19
                                          =======     =======     =======
AVERAGE COMMON SHARES
  OUTSTANDING (THOUSANDS)                 104,652     103,915     102,907
                                          =======     =======     =======
COMMON SHARES OUTSTANDING
  AT END OF YEAR (THOUSANDS)              104,722     104,143     103,476
                                          =======     =======     =======
CASH DIVIDENDS PAID PER COMMON SHARE      $  1.76     $  1.58     $  1.52
                                          =======     =======     =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 37
                      CSX CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Millions of Dollars)

                                                       Fiscal Year Ended
                                                  ---------------------------
                                                  Dec. 30,  Dec. 31,  Dec. 31,
                                                    1994      1993      1992
                                                  -------   -------   -------
OPERATING ACTIVITIES
  Net Earnings                                     $ 652     $ 359     $   20
  Adjustments to Reconcile Net Earnings to
    Cash Provided
      Depreciation                                   577       572        527
      Deferred Income Taxes                          176       181        (72)
      Productivity/Restructuring Charge - Provision  ---        93        699
                                        - Payments  (159)     (293)      (445)
      Other Operating Activities                      56        35         67
      Changes in Operating Assets and
        Liabilities
          Accounts Receivable                        (60)      (15)       145
          Materials and Supplies                     (12)      (10)        18
          Other Current Assets                        32         3         35
          Accounts Payable and Other Current
            Liabilities                               64        37        (55)
                                                   -----     -----     ------
      Cash Provided by Operating Activities        1,326       962        939
                                                   -----     -----     ------

INVESTING ACTIVITIES
  Property Additions                                (875)     (768)    (1,041)
  Proceeds from Property Dispositions                170        85         75
  Short-Term Investments - Net                       (69)      (45)         8
  Purchases of Long-Term Marketable Securities       (66)     (137)       ---
  Other Investing Activities                         (21)       (5)       (27)
                                                    -----     -----     ------
      Cash Used by Investing Activities             (861)     (870)      (985)
                                                    -----     -----     ------

         PAGE 38
                      CSX CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                            (Millions of Dollars)

                                                       Fiscal Year Ended
                                                  ---------------------------
                                                  Dec. 30,  Dec. 31,  Dec. 31,
                                                    1994      1993      1992
                                                  -------   -------   -------
FINANCING ACTIVITIES
  Short-Term Debt-Net                                 37       150       (154)
  Long-Term Debt Issued                               92        81        664
  Long-Term Debt Repaid                             (447)     (249)      (260)
  Cash Dividends Paid                               (184)     (164)      (157)
  Other Financing Activities                           4        14         37
                                                   -----     -----    -------
    Cash (Used) Provided by Financing Activities    (498)     (168)       130
                                                   -----     -----    -------
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  (Decrease) Increase in Cash and Cash Equivalents   (33)      (76)        84
  Cash and Cash Equivalents at Beginning of Year     298       374        290
                                                   -----     -----    -------
    Cash and Cash Equivalents at End of Year         265       298        374
  Short-Term Investments                             270       201        156
                                                   -----     -----    -------
    Cash, Cash Equivalents and Short-Term
      Investments at End of Year                   $ 535     $ 499    $   530
                                                   =====     =====    =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 39
                      CSX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                            (Millions of Dollars)

                                              Dec. 30,   Dec. 31,    Dec. 31,
                                                1994       1993        1992
                                              -------    -------     -------
ASSETS
  Current Assets
      Cash, Cash Equivalents and
        Short-Term Investments                $   535    $   499     $   530
      Accounts Receivable                         706        668         605
      Materials and Supplies                      211        199         189
      Deferred Income Taxes                       151        108         ---
      Other Current Assets                         62         97          97
                                              -------    -------     -------
        Total Current Assets                    1,665      1,571       1,421
                                              -------    -------     -------
  Properties and Other Assets
      Properties-Net                           11,044     10,788      10,636
      Affiliates and Other Companies              302        268         264
      Other Assets                                713        793         728
                                              -------    -------     -------
        Total Properties and Other Assets      12,059     11,849      11,628
                                              -------    -------     -------
        Total Assets                          $13,724    $13,420     $13,049
                                              =======    =======     =======
LIABILITIES
  Current Liabilities
      Accounts Payable and Other Current
        Liabilities                           $ 1,992    $ 1,965     $ 2,066
      Current Maturities of Long-Term Debt        312        146         200
      Short-Term Debt                             201        164          14
                                              -------    -------     -------
        Total Current Liabilities               2,505      2,275       2,280
                                              -------    -------     -------
  Long-Term Debt                                2,618      3,133       3,245
                                              -------    -------     -------
  Deferred Income Taxes                         2,570      2,341       2,082
                                              -------    -------     -------
  Long-Term Liabilities and Deferred Gains      2,300      2,491       2,467
                                              -------    -------     -------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                      105        104         103
  Other Capital                                 1,368      1,307       1,250
  Retained Earnings                             2,391      1,927       1,729
  Minimum Pension Liability Adjustment           (133)      (158)       (107)
                                              -------    -------     -------
        Total Shareholders' Equity              3,731      3,180       2,975
                                              -------    -------     -------
        Total Liabilities and
          Shareholders' Equity                $13,724    $13,420     $13,049
                                              =======    =======     =======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 40
                      CSX CORPORATION AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (All Tables in Millions of Dollars, Except Per Share Amounts)

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

Change in Fiscal Year

         Effective January 1, 1994, the company changed its fiscal reporting period from a calendar year to a fiscal year ending on the last Friday in December. The financial statements presented are for the fiscal years ended December 30, 1994, and December 31, 1993 and 1992.

Cash, Cash Equivalents and Short-Term Investments

         Cash in excess of current operating requirements is invested in various short-term instruments carried at cost that approximates market value. Those short-term investments having a maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash and cash equivalents are net of outstanding checks that are funded daily from cash receipts and maturing short-term investments.

Accounts Receivable

         During 1993, a special purpose subsidiary of the company filed a registration statement with the Securities and Exchange Commission covering $250 million of Trade Receivable Participation Certificates ("Certificates") evidencing undivided interests in a trade accounts receivable master trust. The master trust assets include an ownership interest in a revolving portfolio of rail freight accounts receivable.

         Subsequently, the company issued $200 million of Certificates, at 5.05%, due September 1998. The Certificates are collateralized by $234 million of accounts receivable held in the master trust. The proceeds from the issuance of the Certificates were used to reduce the amount of accounts receivable sold under a previous agreement.

         In addition, the company has a five-year revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in a designated pool of accounts receivable up to a maximum of $200 million. CSX has retained the collection responsibility with respect to accounts receivable held in trust or sold.

         PAGE 41
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Accounts Receivable, Continued

         At December 30, 1994, and December 31, 1993 and 1992, accounts receivable have been reduced by $372 million, $380 million and $400 million, respectively, representing Certificates and receivables sold.

         The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable, including receivables collateralizing Certificates and receivables sold. Allowances for doubtful accounts of $84 million, $87 million and $96 million have been applied as a reduction of accounts receivable at December 30, 1994, and December 31, 1993 and 1992, respectively.

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

Financial Instruments

         Derivative financial instruments may be used from time to time by the company in the management of its interest, foreign currency and commodity exposures, and are accounted for on an accrual basis. Income and expense are recorded in the same category as that of the underlying asset or liability. There were no significant derivative financial instruments outstanding at December 30, 1994.

         PAGE 42
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

         Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset or liability. Gains and losses related to hedges of anticipated transactions are also deferred and recognized in income in the same period as the hedged transaction.

Earnings Per Share

         Earnings per share are based on the weighted average of common shares outstanding. Dilution, which could result if all outstanding common stock equivalents were exercised, is not significant.

Prior-Year Data

         Certain prior-year data have been reclassified to conform to the 1994 presentation.

NOTE 2. PRODUCTIVITY AND RESTRUCTURING CHARGES.

1993 Restructuring Charge

         The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. Of the total charge, $32 million provided for employee separations and the remaining $61 million related to various exit and settlement costs. The restructuring charge reduced net earnings for 1993 by $61 million, 59 cents per share. As of December 30, 1994, payments totaling $63 million have been recorded as a reduction of the liability for the restructuring charge.

1992/1991 Productivity Charges

         In the fourth quarter of 1991, the company recorded a charge to provide for the estimated costs of implementing work force reductions, improvements in productivity and other cost reductions at its major transportation units. The charge amounted to $755 million on a pretax basis and reduced 1991 net earnings by $490 million, $4.88 per share. In the second quarter of 1992, the company recorded a charge principally to recognize the estimated additional costs of buying out certain trip-based compensation paid to train crews. The additional pretax charge amounted to $699 million and reduced net earnings for 1992 by $450 million, $4.38 per share. Of the combined charges, $1.3 billion was provided for negotiated employee separations and associated liabilities and $151 million related to various exit costs and claims expected to result from consolidation of terminal operations and other negotiated settlements.

         The $1.3 billion portion of the combined charges attributable to CSX Transportation Inc. ("CSXT"), the company's rail unit, includes $1.2 billion for reductions from three-to-two person train crews and for buying out productivity funds and short-crew allowances. CSXT has reached labor
                                   - 42 -



         PAGE 43
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 2. PRODUCTIVITY AND RESTRUCTURING CHARGES, Continued

agreements across all portions of its rail system where it is allowed to operate trains with two-member crews.

         As of December 30, 1994, payments totaling $760 million have been recorded as a reduction of the aggregate liabilities for the productivity charges. The remaining liability consists of $376 million for employee separations and associated costs.

NOTE 3.  OPERATING EXPENSE.

                                                1994      1993      1992
                                              -------   -------   -------
Labor and Fringe Benefits                     $ 3,154   $ 3,055   $ 2,986
Materials, Supplies and Other                   2,137     1,977     1,992
Building and Equipment Rent                     1,136     1,087     1,062
Inland Transportation                             839       721       678
Depreciation                                      577       572       527
Fuel                                              421       413       424
Taxes Other Than Income and Payroll Taxes         112       109       100
Productivity/Restructuring Charge                 ---        93       699
                                              -------   -------   -------
          Total                               $ 8,376   $ 8,027   $ 8,468
                                              =======   =======   =======
Selling, General and Administrative Expense
   Included in Above Items                    $ 1,299   $ 1,202   $ 1,134
                                              =======   =======   =======

NOTE 4.  OTHER INCOME.

                                                1994       1993      1992
                                                ----       ----      ----
Interest Income                                $  57      $  52     $  43
Gain on South Florida Track Sale(a)               91         20         7
Net Costs for Accounts Receivable Sold           (29)       (15)      (17)
Minority Interest                                (21)       (14)      (15)
Loss on Redemption of Debt                       (13)       ---       ---
Equity Earnings of Other Affiliates              (10)        (7)        2
Miscellaneous                                    (20)       (18)      (17)
                                               -----      -----     -----
          Total                                $  55      $  18     $   3
                                               =====      =====     =====

(a) On December 1, 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million and an accelerated pretax gain of $69 million. The scheduled payment resulted in a $22 million gain in 1994.

         PAGE 44
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INCOME TAXES.

         Effective January 1, 1993, the company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." SFAS No. 109 superseded SFAS No. 96, "Accounting for Income Taxes," which the company adopted in 1987. SFAS No. 109 requires that deferred income tax assets and liabilities be classified as current or non-current based upon the classification of the related asset or liability for financial reporting. Net earnings for 1993 were not impacted by the adoption of SFAS No. 109. As permitted under the new rules, prior-year financial statements have not been restated.

         Earnings from domestic and foreign operations and related income tax
expense are as follows:          1994           1993           1992
                                 -----          -----          -----
Earnings (Loss) Before Income
  Taxes:
        - Domestic              $  893          $ 570          $ (67)
        - Foreign                  113             63             60
                                ------          -----          -----
    Total                       $1,006          $ 633          $  (7)
                                ======          =====          =====
Income Tax Expense (Benefit):
Current - Federal               $  144          $  71          $  27
        - Foreign                   20             18             15
        - State                     14              4              3
                                ------          -----          -----
    Total Current                  178             93             45
                                ------          -----          -----
Deferred - Federal                 165            160            (72)
         - Foreign                   2              1              2
         - State                     9             20             (2)
                                ------          -----          -----
    Total Deferred                 176            181            (72)
                                ------          -----          -----
    Total Expense (Benefit)     $  354          $ 274          $ (27)
                                ======          =====          =====

         PAGE 45
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 5.  INCOME TAXES, Continued

         Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                  1994             1993           1992
                              ----   ----      ----   ----     ----   ----
Tax at Statutory Rates        $352     35%     $222     35%    $ (2)   (34)%
State Income Taxes              15      1        16      2        1     (a)
Increase in Statutory Rate(b)  ---    ---        51      8      ---    ---
Prior Years' Income Taxes      (10)    (1)      (15)    (2)     (14)    (a)
Other Items                     (3)   ---       ---    ---      (12)    (a)
                              ----   ----      ----   ----     ----   ----
     Total Expense (Benefit)  $354    35%      $274     43%    $(27)    (a)%
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

NOTE 5.  INCOME TAXES, Continued

         The significant components of deferred tax assets and liabilities after considering the adoption of SFAS No. 109 include:

                                       Dec. 30,     Dec. 31,     Jan. 1,
                                         1994         1993        1993
                                       --------     --------     -------
Deferred Tax Assets
  Productivity/Restructuring Charge    $  246       $   299      $  375
  Employee Benefit Plans                  336           351         282
  Deferred Gains and Related Rents        166           162         159
  Other                                   330           312         283
                                       ------        ------      ------
    Total                               1,078         1,124       1,099
                                       ------        ------      ------
Deferred Tax Liabilities
  Accelerated Depreciation              3,045         2,979       2,799
  Other                                   452           378         382
                                       ------        ------      ------
    Total                               3,497         3,357       3,181
                                       ------        ------      ------
Net Deferred Tax Liabilities           $2,419        $2,233      $2,082
                                       ======        ======      ======

         In addition to the annual provision for deferred income tax expense, the change in the year-end net deferred income tax liability balances included the income tax effect of the minimum pension liability adjustments in 1994, 1993 and 1992.

         The company has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are reinvested. Such earnings amounted to $257 million, $213 million and $188 million at December 30, 1994, and December 31, 1993 and 1992, respectively. These amounts could become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practical to determine the amount of net additional income tax that would be payable if such earnings were repatriated.

         Income tax payments during 1994, 1993 and 1992 totaled $175 million, $92 million and $71 million, respectively.

         The company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1987. Returns for 1988-1990 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

         PAGE 47
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  CHANGES IN SHAREHOLDERS' EQUITY.

                         Common Shares                               Minimum
                         Outstanding    Common   Other    Retained   Pension
                         (Thousands)    Stock    Capital  Earnings   Liability
                         -------------  ------   -------  --------   ---------
Balance December 31, 1991  102,362       $102    $1,217    $1,866      $  (3)
Net Earnings                   ---        ---       ---        20        ---
Dividends - Common             ---        ---       ---      (157)       ---
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Issued - Net         103        ---         8       ---        ---
    Purchase Loans - Net       ---        ---        (3)      ---        ---
  Other Stock Issued - Net   1,011          1        28       ---        ---
Minimum Pension Liability      ---        ---       ---       ---       (104)
                           -------       ----    ------    ------      -----
Balance December 31, 1992  103,476        103     1,250     1,729       (107)
Net Earnings                   ---        ---       ---       359        ---
Dividends - Common             ---        ---       ---      (164)       ---
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Issued - Net         (82)       ---        (4)      ---        ---
    Purchase Loans - Net       ---        ---        19       ---        ---
  Other Stock Issued - Net     749          1        42       ---        ---
Minimum Pension Liability      ---        ---       ---       ---        (51)
Other - Net                    ---        ---       ---         3        ---
                           -------       ----    ------    ------      -----
Balance December 31, 1993  104,143        104     1,307     1,927       (158)
Net Earnings                   ---        ---       ---       652        ---
Dividends - Common             ---        ---       ---      (184)       ---
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Canceled             (68)       ---        (4)      ---        ---
    Purchase Loans - Net       ---        ---         9       ---        ---
  Other Stock Issued - Net     647          1        56       ---        ---
Minimum Pension Liability      ---        ---       ---       ---         25
Other - Net                    ---        ---       ---        (4)       ---
                           -------       ----    ------    ------      -----
Balance December 30, 1994  104,722       $105    $1,368    $2,391      $(133)
                           =======       ====    ======    ======      =====

         PAGE 48
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7. PROPERTIES.

                        Balance                 Retirements,   Balance
                        at Beginning            Sales and      at End
                        of Year      Additions  Other Changes  of Year
                        ------------ ---------  -------------  -------
1994
Property:
 Transportation           $15,450     $  846      $(412)       $15,884
 Non-Transportation           403         29         (1)           431
                          -------     ------      -----        -------
Total                     $15,853     $  875      $(413)       $16,315
                          =======     ======      =====        =======
Accumulated Depreciation:
 Transportation           $ 4,961     $  564      $(364)       $ 5,161
 Non-Transportation           104         13         (7)           110
                          -------     ------      -----        -------
Total                     $ 5,065     $  577      $(371)       $ 5,271
                          =======     ======      =====        =======

Properties - December 30, 1994                                 $11,044
                                                               =======

                        Balance                 Retirements,   Balance
                        at Beginning            Sales and      at End
                        of Year      Additions  Other Changes  of Year
                        ------------ ---------  -------------  -------
1993
Property:
 Transportation           $15,312     $  747      $(609)       $15,450
 Non-Transportation           390         21         (8)           403
                          -------     ------      -----        -------
Total                     $15,702     $  768      $(617)       $15,853
                          =======     ======      =====        =======
Accumulated Depreciation:
 Transportation           $ 4,973     $  560      $(572)       $ 4,961
 Non-Transportation            93         12         (1)           104
                          -------     ------      -----        -------
Total                     $ 5,066     $  572      $(573)       $ 5,065
                          =======     ======      =====        =======

Properties - December 31, 1993                                 $10,788
                                                               =======

         PAGE 49
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  PROPERTIES, Continued

                        Balance                 Retirement,    Balance
                        at Beginning            Sales and      at End
                        of Year      Additions  Other Changes  of Year
                        ------------ ---------  -------------  -------
1992
Property:
 Transportation           $14,783     $1,016      $(487)       $15,312
 Non-Transportation           393         25        (28)           390
                          -------     ------      -----        -------
Total                     $15,176     $1,041      $(515)       $15,702
                          =======     ======      =====        =======
Accumulated Depreciation:
 Transportation           $ 4,916     $  513      $(456)       $ 4,973
 Non-Transportation            83         14         (4)            93
                          -------     ------      -----        -------
Total                     $ 4,999     $  527      $(460)       $ 5,066
                          =======     ======      =====        =======

Properties - December 31, 1992                                 $10,636
                                                               =======


NOTE 8. ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES.

                                 Dec. 30,   Dec. 31,    Dec. 31,
                                   1994       1993        1992
                                  ------     ------      ------
Trade Accounts Payable            $  926     $  917      $  901
Labor and Fringe Benefits(a)         543        523         727
Income Taxes and Other               337        332         278
Casualty Reserves                    186        193         160
                                  ------     ------      ------
     Total                        $1,992     $1,965      $2,066
                                  ======     ======      ======


(a) Labor and Fringe Benefits includes separation liabilities of $22 million for 1994, $46 million for 1993 and $238 million for 1992.

         PAGE 50
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  CASUALTY AND OTHER RESERVES, SEPARATION LIABILITIES AND DEFERRED
         GAINS.

         Long-term liabilities and deferred gains totaled $2.3 billion, $2.49 billion and $2.47 billion at year-end 1994, 1993 and 1992, respectively, and included casualty reserves; deferred gains; pension and other post-retirement obligations; productivity/restructuring charge liabilities; and other liabilities.

         Activity related to casualty and other reserves, separation liabilities and deferred gains is as follows:

                                                         Deferred Gains
                     Casualty                    -----------------------------
                     and Other   Separation      Sale-Leaseback  South Florida
                     Reserves(a) Liabilities(a)  Transactions(c) Track Sale(d)
                     ----------- --------------  --------------- -------------
Balance 12/31/91        $ 489         $ 701           $ 347          $ 129
 Charged to Expense
   and Other Additions    355           669             ---            ---
 Payments and Other
   Reductions            (336)         (439)(b)         (23)            (7)
                        -----         -----           -----          -----
Balance 12/31/92          508           931             324            122
 Charged to Expense
   and Other Additions    331            32             ---            ---
 Payments and Other
   Reductions            (275)         (321)(b)         (24)           (20)
                        -----         -----           -----          -----
Balance 12/31/93          564           642             300            102
 Charged to Expense
   and Other Additions    282           ---             ---            ---
 Payments and Other
   Reductions            (302)         (248)(b)         (21)          (102)
                        -----         -----           -----          -----
Balance 12/30/94        $ 544         $ 394           $ 279          $ ---
                        =====         =====           =====          =====

(a) Balances include current portions of casualty and other reserves and separation liabilities, respectively, of $216 million and $22 million at December 30, 1994; $223 million and $46 million at December 31, 1993; and $190 million and $238 million at December 31, 1992.

(b) Includes reallocation of $156 million in 1994, $95 million in 1993 and $62 million in 1992 to claims and other negotiated settlements.

(c) Deferred gains on sale-leaseback transactions are being amortized over periods ranging from 2 to 21 years.

         PAGE 51
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 9. CASUALTY AND OTHER RESERVES, SEPARATION LIABILITIES AND DEFERRED GAINS, Continued.

(d) On December 1, 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million and an accelerated pretax gain of $69 million. The scheduled payment resulted in a $22 million gain in 1994.


NOTE 10.  DEBT AND CREDIT AGREEMENTS.

      Type               Average
(Maturity Dates)     Interest Rates     1994     1993     1992
- ----------------     --------------    ------   ------   ------
Notes Payable
  (1995-2021)               9%         $1,122   $1,162   $1,242
Debentures
  (1997-2022)               9%            649      945      945
Equipment Obligations
  (1995-2010)               8%            594      644      672
Commercial Paper            4%            300      300      300
Mortgage Bonds
  (1998-2003)               3%             78       84      137
Other Obligations
  (1995-2011)               7%            187      144      149
                                       ------   ------   ------
    Total                   8%          2,930    3,279    3,445
Less Debt Due
  Within One Year                         312      146      200
                                       ------   ------   ------
    Total Long-Term Debt               $2,618   $3,133   $3,245
                                       ======   ======   ======

         PAGE 52
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 10.  DEBT AND CREDIT AGREEMENTS, Continued

         During 1994, the company redeemed $300 million of 9.5%, 11.625% and 11.875% Sinking Fund Debentures. The redemption premium, unamortized debt discount and issuance costs totaling $18 million were charged to expense.

         In 1992, CSX issued $200 million of 8.625% debentures due 2022 under a June 1991 shelf registration to provide for the issuance of up to $250 million of debt securities. In September 1992, the company filed a shelf registration with the Securities and Exchange Commission to provide for the issuance, from time to time, of up to $450 million of senior debt securities, warrants to purchase debt securities or currency warrants. As of December 30, 1994, CSX had issued $250 million of debt under this registration, including $100 million, 7% notes due 2002 and $150 million, 8.10% debentures due 2022. The proceeds from the issuance of long-term debt securities in 1992 were primarily used for the purchase of the assets of the Valley Line companies, costs for implementation of work force reductions and costs related to productivity improvements.

         The company maintains revolving credit agreements with domestic and foreign banks (aggregating $880 million) under which there were no borrowings as of December 30, 1994. Substantially all of these agreements have underlying debt maturities greater than 12 months. These agreements support $501 million of privately placed commercial paper outstanding at December 30, 1994, of which $300 million has been classified as long-term debt based upon the company's ability and intention to maintain this debt outstanding for at least one year.

         Excluding long-term commercial paper, the company has long-term debt maturities during the next five years aggregating $312 million in 1995, $487 million in 1996, $79 million in 1997, $119 million in 1998 and $76 million in 1999. Substantially all of the company's rail unit properties are pledged as security for various rail-related, long-term debt issues.

         Commercial paper classified as short-term debt was $201 million at December 30, 1994, $164 million at December 31, 1993, and $4 million at December 31, 1992. The average interest rate for the short-term commercial paper outstanding at year-end was 6% for 1994, 3% for 1993 and 4% for 1992. The average amount of short-term commercial paper outstanding (average monthly interest rate) during 1994, 1993 and 1992 was $293 million (4%), $172 million (3%), and $60 million (4%), respectively. The maximum amount of short-term commercial paper outstanding was $449 million for 1994, $391 million for 1993 and $201 million for 1992.

         Interest payments, net of amounts capitalized, totaled $306 million, $304 million and $279 million, respectively, for 1994, 1993 and 1992.

         PAGE 53
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  PREFERRED STOCK.

         The company has total authorized preferred stock of 25 million shares, of which 250,000 shares of Series A have been reserved for issuance, and 3 million shares of Series B have been reserved for issuance under the Shareholder Rights Plan. No shares have been issued as of December 30, 1994.

         All preferred shares rank senior to common shares both as to dividends and liquidation preference.

NOTE 12. COMMON STOCK.

         The company has a single class of common stock, $1 par value, of which 300 million shares are authorized. Each share is entitled to one vote in all matters requiring a vote. The most recent quarterly dividend, paid in December 1994, was 44 cents per share. For the years ended December 30, 1994, and December 31, 1993 and 1992, respectively, dividends were paid at the rate of $1.76, $1.58 and $1.52 per share.

Stock Purchase and Loan Plan

         The 1991 Stock Purchase and Loan Plan provided for the issuance of grants to 153 eligible officers and key employees at December 30, 1994. The plan allowed for the purchase of common stock and related rights and also entitled those employees to obtain loans with respect to those shares of common stock. In July 1991, 2.2 million shares of common stock and related rights were reserved for issuance under this Plan. Shares were granted in 1991 and 1992 at market price on date of grant. The shares were purchased with a 5% down payment in the form of cash or recourse loans. The remaining 95% of the purchase price was in the form of non-recourse loans secured by the shares issued. The loans bear interest at rates set on the award date and are due on July 31, 1996. The Plan is intended to further the long-term stability and financial success of the company by providing a method for eligible employees to significantly increase their ownership of common stock.

         These loans were subject to certain adjustments after a vesting period if the market price of CSX common stock equaled or exceeded certain thresholds for a period of 10 consecutive business days. As of December 30, 1994, all interest (less dividends applied to accrued interest) and 25% of each participant's loan balance has been forgiven.

         PAGE 54
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  COMMON STOCK, Continued

         Transactions involving the 1991 Stock Purchase and Loan Plan are summarized as follows:

                                                     Shares      Average
                                                     (000's)      Price
                                                     -------     -------
Outstanding at 12/31/91                               2,007       $48.33
  Granted                                               213       $64.33
  Canceled                                             (110)      $48.33
                                                      -----       ------
Outstanding at 12/31/92                               2,110       $49.76
  Canceled                                              (82)      $48.72
                                                      -----       ------
Outstanding at 12/31/93                               2,028       $40.43
  Canceled                                              (68)      $65.59
                                                      -----       ------
Outstanding at 12/30/94                               1,960       $36.74
                                                      =====       ======

                                            1994        1993        1992
                                            ----        ----        ----
5% Down Payment Loans Outstanding           $  4        $  5        $  5
95% Purchase Loans Outstanding              $ 68        $ 77        $100
Average Interest Rate                       7.72%       7.72%       7.72%
Compensation Expense for the Year           $  4        $ 48        $ 22

Stock Purchase and Dividend Reinvestment Plans

         The 1991 Employees Stock Purchase and Dividend Reinvestment Plan provides a method and incentive for eligible employees to purchase shares of common stock at market value by payroll deductions. Officers and key employees who qualify for the 1991 Stock Purchase and Loan Plan are not eligible to participate in this Plan. To encourage ownership of the company's stock, employees receive a 17.65% matching payment on their contributions in the form of additional stock purchased by the company. Each matching payment of stock is subject to a two-year holding period. Sale of stock prior to the completion of the holding period will result in forfeiture of the matching stock purchase and dividends thereon. At December 30, 1994, there were 409,784 shares of common stock available for issuance under this Plan.

         Under the terms of the company's Dividend Reinvestment and Stock Purchase Plans adopted in 1981, all employees and shareholders may purchase CSX common stock at the average of daily high and low sale prices for the five trading days ending on the day of purchase. To encourage ownership of the company's stock, employees receive a 5% discount on all purchases under this program. At December 30, 1994, there were 2,914,164 shares reserved for issuance under these Plans.

         PAGE 55
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  COMMON STOCK, Continued

Shareholder Rights Plan

         In June 1988, the board of directors of the company adopted a Shareholder Rights Plan and declared a dividend of one preferred share purchase right ("right") for each outstanding share of CSX common stock held as of June 8, 1988. The Shareholder Rights Plan was amended in 1990. Each right entitles shareholders of record to purchase from the company, until the earlier of June 8, 1998, or the redemption of the rights, one one-hundredth of a share of Series B preferred stock at an exercise price of $100, subject to certain adjustments or, under certain circumstances, to obtain additional shares of common stock of the company in exchange for the rights. The rights will not be exercisable or transferable apart from the CSX common stock until the earlier of 10 days following the public announcement that a person or affiliated group has acquired or obtained the right to acquire 20% or more of CSX's common stock; or 10 days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the ownership by a person or group of 20% or more of the company's outstanding common stock. The board of directors may redeem the rights at a price of one cent per right at any time prior to the acquisition by a person of 20% or more of the outstanding CSX common stock.

1987 Long-Term Performance Stock Plan

         The CSX Corporation 1987 Long-Term Performance Stock Plan, which superseded the 1980 and 1981 stock option plans, provides for awards to a group of 357 officers and employees. The awards are based on increases in the current market value of CSX common stock over the market value at date of grant or the financial performance of CSX, or both. During 1994, 5 million additional shares of common stock were reserved for issuance under this Plan.

         At December 30, 1994, a total of 10,738,768 shares were reserved for issuance, of which 4,794,498 were available for new grants (1,200,578 at December 31, 1993). The remaining shares are assigned to outstanding stock options, Stock Appreciation Rights (SARs) and Performance Share Awards (PSAs). Transactions involving stock options and SARs are summarized as follows:

         PAGE 56
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  COMMON STOCK, Continued


                                         Options                   SARs
                                  --------------------     -------------------
                                  Shares       Average     Units       Average
                                  (000s)        Price      (000s)       Price
                                  ------       -------     -----      -------
Outstanding at 12/31/93           3,695         $53.59       284       $31.58
Granted                           1,606         $79.97       ---          ---
Canceled or Expired                 (34)        $65.62        (4)      $29.64
Exercised                          (164)        $49.83       (28)      $31.26
                                  -----         ------     -----       ------
Outstanding at 12/30/94           5,103         $61.93       252       $31.65
                                  =====         ======     =====       ======
Exercisable at 12/30/94           3,507         $53.70       252       $31.65
                                  =====         ======     =====       ======
Exercised in 1993                   671         $40.05        54       $31.22
                                  =====         ======     =====       ======
Exercised in 1992                 1,002         $33.18        77       $31.13
                                  =====         ======     =====       ======

         The value of PSAs is contingent on achievement of performance goals and completion of certain continuing employment requirements over a three-year period. Each PSA earned will equal the fair market value of one share of CSX common stock on the date of payment. At December 30, 1994, there were 588,850 shares reserved for outstanding PSAs.

Stock Award Plan

         In 1990, the company implemented a Stock Award Plan whereby all officers and employees of the company are eligible to receive shares of CSX common stock as an incentive award. All awards of common stock shall be issued based on terms and conditions approved by the Compensation Committee of the company's board of directors. At December 30, 1994, there were 990,208 shares reserved for issuance under the Plan, of which 664,710 were available for new grants.

Directors' Stock Plan

         In 1992, the board of directors of the company adopted a stock plan for directors that changes the manner in which fees and retainers are paid. A minimum of 40% of the retainer fees must be paid in common stock of the company. In addition to the basic level of payment in stock, each director may elect to receive up to 100% of the remaining retainer and fees in the form of common stock of the company. The Plan permits each director to elect to transfer stock into a trust that will hold the shares until the participant's death, disability, retirement as a director, other cessation of services as a director, or change in control of the company. At December 30, 1994, there were 489,808 shares of common stock reserved for issuance under this Plan.

         PAGE 57
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

         The following table presents the carrying amounts and estimated fair values of financial instruments as required by SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                             1994                1993                1992
                      Carrying   Fair     Carrying   Fair     Carrying   Fair
                       Amount    Value     Amount    Value     Amount    Value
                      --------   -----    --------   -----    ---------  -----
Assets:
  Cash, Cash
    Equivalents and
    Short-Term
    Investments        $  535    $  535    $  499    $  499    $  530   $  530
  Accounts Receivable     706       706       668       668       605      605
  Long-Term
    Marketable
    Securities            119       119       115       115       ---      ---
Liabilities:
  Accounts Payable        926       926       917       917       901      901
  Short-Term Debt         201       201       164       164        14       14
  Long-Term Debt        2,930     2,914     3,279     3,585     3,445    3,587

         The following methods and assumptions were used by the company in estimating fair values for financial instruments:

Cash, Cash Equivalents and Short-Term Investments

         The carrying amounts approximate fair value because of the short-term maturity of the instruments.

Current Assets and Current Liabilities

         The carrying amounts reported in the statement of financial position for current assets and current liabilities qualifying as financial instruments approximate their fair values.

Long-Term Marketable Securities

         The fair values of long-term marketable securities were based on the quoted market prices as of the respective year-end dates.

Long-Term Debt and Short-Term Debt

         The carrying amounts of the company's borrowings under its short-term debt arrangements approximate their fair value. The fair values of the company's long-term debt have been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of borrowing arrangements.
                                   - 57 -



         PAGE 58
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued

Futures and Options Contracts

         The company had no significant hedging of derivative financial instruments employed at December 30, 1994, and December 31, 1993 and 1992.

NOTE 14.  EMPLOYEE BENEFIT PLANS.

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

                                                      1994    1993    1992
                                                     -----   -----   -----
Service Cost                                         $  36   $  28   $  24
Interest Cost on Projected Benefit Obligation           89      88      86
Actual Return on Plan Assets                           (10)    (95)    (24)
Net Amortization and Deferral                          (45)     26     (70)
Foreign Pension Expense                                  4       4       4
                                                     -----   -----   -----
Pension Expense                                      $  74   $  51   $  20
                                                     =====   =====   =====






















                                   - 58 -



         PAGE 59
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14.  EMPLOYEE BENEFIT PLANS, Continued

         The funded status of the plans and the amounts reflected in the accompanying statement of financial position at year-end are as follows:

                                                              1994
                                                      -------------------
                                                      Assets     Benefits
                                                      Exceed     Exceed
                                                      Benefits   Assets
Assets and Obligations -                              --------   --------
  Vested Benefits                                     $  19      $  994
  Non-Vested Benefits                                     1          58
                                                      ------     ------
Accumulated Benefit Obligation                           20       1,052
Effect of Anticipated Future
  Salary Increases                                        1         125
                                                      ------     ------
Projected Benefit Obligation                             21       1,177
Fair Value of Plan Assets                                33         822
                                                      ------     ------
Funded Status                                            12        (355)
Unrecognized Initial Net Obligation (Asset)              (3)         31
Unrecognized Prior Service Cost                           1          15
Unrecognized Net Loss                                     6         316
Recognition of Minimum Liability                        ---        (252)
                                                      ------     ------
Net Pension Asset (Obligation)                        $  16      $ (245)
                                                      ======     ======























                                   - 59 -



         PAGE 60
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14.  EMPLOYEE BENEFIT PLANS, Continued

Pension Plans, Continued
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
                                                      ======     ======

                                                              1992
                                                      -------------------
                                                      Assets     Benefits
                                                      Exceed     Exceed
                                                      Benefits   Assets
Assets and Obligations -                              --------   --------
  Vested Benefits                                     $   17     $  911
  Non-Vested Benefits                                      1         37
                                                      ------     ------
Accumulated Benefit Obligation                            18        948
Effect of Anticipated Future
  Salary Increases                                         1        124
                                                      ------     ------
Projected Benefit Obligation                              19      1,072
Fair Value of Plan Assets                                 30        793
                                                      ------     ------
Funded Status                                             11       (279)
Unrecognized Initial Net Obligation (Asset)               (4)        32
Unrecognized Prior Service Cost                            1         11
Unrecognized Net Loss                                      5        287
Recognition of Minimum Liability                         ---       (229)
                                                      ------     ------
Net Pension Asset (Obligation)                        $   13     $ (178)
                                                      ======     ======
                                   - 60 -



         PAGE 61
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14.  EMPLOYEE BENEFIT PLANS, Continued

Pension Plans, Continued

         The projected benefit obligations were determined using assumed discount rates of 8.25% for 1994, 7.25% for 1993 and 8.25% for 1992; and an estimated long-term salary increase rate of 5% for 1994, 1993, and 1992. Net pension cost was determined using expected long-term rates of return on assets of 8.75% for 1994, 9.75% for 1993 and 10.5% for 1992. The effect of adjusting the assumed discount rate for 1994, 1993 and 1992 changed the relative funded status of a major plan and resulted in the recognition of an aggregate additional minimum pension liability.

Savings Plans

         The company has established savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements of CSX and subsidiary companies. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. CSX matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employee's contributions or 3% of their annual compensation. In addition, CSX contributes fixed amounts for each participating employee covered by a collective bargaining agreement. Expense for these plans for 1994, 1993 and 1992 was $31 million, $32 million and $29 million, respectively.

Other Post-Retirement Benefit Plans

         In addition to the company's defined benefit pension plans, CSX has three defined benefit post-retirement plans covering most full-time salaried employees. Two plans provide medical benefits and another plan provides life insurance benefits. The post-retirement health care plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The accounting for the health care plans anticipates future cost-sharing changes to the written plans that are consistent with the company's expressed intent to increase the retiree contribution rate annually for the expected medical inflation rate for that year. The life insurance plan is non-contributory.

         PAGE 62
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-retirement Benefit Plans, Continued

         The company's current policy is to fund the cost of the
post-retirement health care and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recognized for the combined plans in the company's statement of financial position at December 30, 1994, and December 31, 1993 and 1992 are as follows:
                                                    1994
                                            --------------------
                                                          Life
                                            Medical    Insurance
                                             Plans        Plan
                                             ----         ----
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                                  $172          $66
   Fully Eligible Active Participants          26            3
   Other Active Participants                   39            3
                                             ----          ---
Accumulated Post-Retirement
  Benefit Obligation                          237           72
Unrecognized Prior Service Cost                23            6
Unrecognized Net Loss                         (25)          (7)
                                             ----          ---
Net Post-Retirement
  Benefit Obligation                         $235          $71
                                             ====          ===

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

NOTE 14.  EMPLOYEE BENEFIT PLANS, Continued

Other Post-retirement Benefit Plans, Continued
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
                                             ====          ===

            Net periodic post-retirement benefit expense for 1994, 1993 and 1992 was $29 million, $23 million and $29 million, respectively.

         The weighted-average annual assumed rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) for the medical plans is 11% for 1994-1995 and is assumed to decrease gradually to 5.5% by 2005 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement benefit obligation for the medical plans as of December 30, 1994, by 9%, and net periodic post-retirement benefit expense for 1994 by $3 million. The weighted-average discount rate used in determining the accumulated post-retirement benefit obligation was 8.25% for 1994, 7.25% for 1993 and 8.25% for 1992.

Other Plans

         Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $209 million, $211 million and $194 million, respectively, were made to these plans in 1994, 1993 and 1992.

         PAGE 64
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 15.  SUMMARY OF COMMITMENTS AND CONTINGENCIES.

Lease Commitments

         CSX leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include options to purchase at fair value and to extend the terms. At December 30, 1994, minimum building and equipment rentals under non-cancelable operating leases totaled approximately $405 million for 1995, $378 million for 1996, $371 million for 1997, $347 million for 1998, $302 million for 1999 and $2.6 billion thereafter.

         Rent expense on operating leases, including net daily rental charges on railroad operating equipment of $258 million, $247 million and $205 million in 1994, 1993 and 1992, respectively, amounted to $1.1 billion in 1994, 1993 and 1992. Deferred gains arising from sale-leaseback transactions are being amortized from 2 to 21 years and have reduced rent expense by $21 million, $24 million and $23 million, in 1994, 1993 and 1992, respectively.

Purchase Commitments

         CSXT entered into an agreement during 1993 to purchase 300 locomotives. This large single order covers CSXT's normal locomotive replacement needs for 1994 through 1997. This purchase agreement will introduce alternating current traction technology to CSXT's locomotive fleet. CSXT took delivery of 50 direct current and 30 alternating current locomotives in 1994, and the remaining 220 alternating current units will be delivered during 1995-1997.

         Sea-Land Service, Inc. ("Sea-Land"), the container-shipping unit of CSX, has entered into agreements for the construction of five high-performance, fuel-efficient container vessels. Estimated capital expenditures for these vessels are $278 million, of which $20 million was expended in 1994, with the remaining $258 million expected to be incurred over the next two to three years.

Contingent Liabilities

         The company and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to leased equipment, joint ventures and joint facilities. These contingent obligations amounted to approximately $81 million at December 30, 1994.

         PAGE 65
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 15.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $100 million per occurrence from rail and certain other operations, is provided by companies owned or partially owned by CSX.

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

         The assessment of the required response and remedial costs associated with these sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws and regulations.

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 30, 1994, and December 31, 1993 and 1992, were $140 million, $131 million and $77 million, respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 30, 1994 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

         PAGE 66
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 15.  SUMMARY OF COMMITMENTS AND CONTINGENCIES, Continued

         The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations. The company believes that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

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

NOTE 16.  QUARTERLY DATA (Unaudited).
                                                    1994(a)
                                   1st         2nd          3rd       4th(b)
                                 ------      ------       ------     ------
Operating Revenue                $2,227      $2,371       $2,470     $2,540
                                 ======      ======       ======     ======
Operating Income                 $  186      $  304       $  350     $  392
                                 ======      ======       ======     ======
Net Earnings                     $   74      $  162       $  177     $  239
                                 ======      ======       ======     ======
Earnings Per Share               $  .71      $ 1.55       $ 1.68     $ 2.29
                                 ======      ======       ======     ======
                                                    1993
                                   1st(c)      2nd          3rd(d)    4th
                                 ------      ------       ------     ------
Operating Revenue                $2,123      $2,264       $2,238     $2,315
                                 ======      ======       ======     ======
Operating Income                 $   63      $  278       $  252     $  320
                                 ======      ======       ======     ======
Net Earnings (Loss)              $   (9)     $  154       $   63     $  151
                                 ======      ======       ======     ======
Earnings (Loss) Per Share        $ (.09)     $ 1.48       $  .61     $ 1.46
                                 ======      ======       ======     ======

         PAGE 67
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 16.  QUARTERLY DATA (Unaudited), Continued

                                                    1992
                                   1st         2nd(e)       3rd       4th(f)
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
                                 ======      ======       ======     ======

(a) Effective January 1, 1994, the company changed its fiscal reporting periods from four calendar quarters to four 13-week quarters. Fiscal 1994 began on January 1, 1994, and included 52 weeks. The four 13-week quarters ended on April 1, July 1, September 30 and December 30, 1994.

(b) On December 1, 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million, an accelerated pretax gain of $69 million, and increased net earnings by $42 million, 40 cents per share.

(c) The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings by $61 million, 59 cents per share.

(d) The company revised its estimated annual effective tax rate in the third quarter of 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense for the third quarter of 1993 by $54 million, 52 cents per share. Of this amount, $51 million, 48 cents per share, related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

(e) Includes impact of $699 million pretax productivity charge, $450 million after-tax, $4.38 per share, to reflect the estimated costs of implementing work-force reductions.

(f) In the fourth quarter of 1992, the company adjusted its estimate of the annual effective tax rate, which increased fourth-quarter earnings by $5 million, 5 cents per share.

         PAGE 68
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 17.  SUMMARIZED FINANCIAL DATA - SEA-LAND SERVICE INC.

         During 1987, Sea-Land entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX has guaranteed the obligations of Sea-Land pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission ("SEC"). In accordance with SEC disclosure requirements, summarized financial information for Sea-Land and its consolidated subsidiaries is as follows:

        Summary of Operations:                1994        1993       1992
        ---------------------               --------    --------    -------
        Operating Revenue                    $3,492      $3,246      $3,148

        Operating Expense - Public            3,101       2,972       2,843
                          - Affiliated (a)      235         202         188
                                             ------      ------      ------
        Operating Income                     $  156      $   72      $  117
                                             ======      ======      ======
        Net Earnings                         $   73      $   12      $   17
                                             ======      ======      ======


        Summary of Financial Position:        1994        1993        1992
        ------------------------------       ------      ------      ------
        Current Assets - Public              $  584      $  515      $  429
                       - Affiliated (a)          16          24          24

        Other Assets - Public                 1,527       1,497       1,492
                     - Affiliated (a)           101         115         123

        Current Liabilities - Public            515         574         477
                            - Affiliated (a)    266         149          78

        Other Liabilities   - Public            671         673         722
                            - Affiliated (a)     75         113         141

        Equity                                  701         642         650


(a)      Amounts represent activity with CSX affiliated companies.

         PAGE 69
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 17.  SUMMARIZED FINANCIAL DATA - SEA-LAND SERVICE INC., Continued

         SL Alaska Trade Company ("SLATCO") is a special purpose, unconsolidated subsidiary of Sea-Land with assets of $116 million in a trust account securing $106 million of debt maturing on October 1, 2015. The assets of SLATCO are not available to creditors of Sea-Land or its subsidiaries, nor are the SLATCO notes guaranteed by Sea-Land or any of its subsidiaries.

NOTE 18.  BUSINESS SEGMENTS.

                          Operating Revenue             Operating Income
                     --------------------------    -------------------------
                             Years Ended                   Years Ended
                     --------------------------    --------------------------
                     Dec. 30,  Dec. 31, Dec. 31,   Dec. 30, Dec. 31, Dec. 31,
                       1994     1993      1992       1994     1993     1992
                      ------   ------    ------     ------   ------   ------
Transportation        $9,410   $8,767    $8,550     $1,178   $  868   $  225
Non-Transportation       198      173       184         54       45       41
                      ------   ------    ------     ------   ------   ------
Total                 $9,608   $8,940    $8,734      1,232      913      266
                      ======   ======    ======     ------   ------   ------
Other Income                                            55       18        3
Interest Expense                                       281      298      276
                                                    ------   ------   ------
Earnings (Loss) before Income Taxes                 $1,006   $  633   $   (7)
                                                    ======   ======   ======

                         Identifiable Assets
                     ---------------------------
                     Dec. 30, Dec. 31,  Dec. 31,
                       1994     1993      1992
                     -------  -------   -------
Transportation       $12,974  $12,511   $12,138
Non-Transportation       750      909       911
                     -------  -------   -------
Total                $13,724  $13,420   $13,049
                     =======  =======   =======

         PAGE 70
                      CSX CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 18.  BUSINESS SEGMENTS, Continued

         The principal components of the business segments are:

Transportation -

         Rail, international container-shipping, intermodal, barge and contract logistics operations. The container-shipping operation reported revenue of $3.5 billion for 1994, $3.2 billion for 1993 and $3.1 billion for 1992. Approximate revenue allocation by port of origin for 1994, 1993 and 1992 was: North America - 41%; Asia - 34%; Europe - 17%; and Other - 8%.

Non-Transportation -

         Real estate sales and rentals, resort management and operations, integrated computer services and eliminations of intersegment sales and corporate-related items.

         PAGE 71

              REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of CSX Corporation


         We have audited the accompanying consolidated statement of financial position of CSX Corporation and subsidiaries as of December 30, 1994, and December 31, 1993 and 1992, and the related consolidated statements of earnings and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above (appearing on pages 36-70) present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 30, 1994, and December 31, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                              /s/ ERNST & YOUNG LLP
                              ---------------------
                              Ernst & Young LLP


Richmond, Virginia
January 27, 1995
















         PAGE 72

BOARD OF DIRECTORS
- ------------------

Edward L. Addison (1,3,5)
Chairman and CEO
The Southern Company, Atlanta, Ga.

Elizabeth E. Bailey (2,4)
John C. Hower Professor of Public Policy and Management
The Wharton School
University of Pennsylvania, Philadelphia, Pa.

Robert L. Burrus, Jr. (4,5)
Partner and Chairman
McGuire, Woods, Battle & Boothe
Richmond, Va.

Bruce C. Gottwald (4,5)
Chairman and CEO
Ethyl Corporation, Richmond, Va.

John R. Hall (2)
Chairman and CEO
Ashland Oil Inc., Ashland, Ky.

Robert D. Kunisch (1,3)
Chairman, President and CEO
PHH Corporation, Hunt Valley, Md.

Hugh L. McColl, Jr. (2,4)
Chairman and CEO
NationsBank Corp., Charlotte, N.C.

James W. McGlothlin (1,5)
Chairman and CEO
The United Company, Bristol, Va.

Southwood J. Morcott (1,2,4)
Chairman, President and CEO
Dana Corporation, Toledo, Oh.

Charles E. Rice (1,2,3)
Chairman and CEO
Barnett Banks Inc., Jacksonville, Fla.

William C. Richardson (3)
President
The Johns Hopkins University
Baltimore, Md.

Frank S. Royal, M.D. (3)
Physician
Richmond, Va.


         PAGE 73

BOARD OF DIRECTORS, CONTINUED
- -----------------------------

John W. Snow (1)
Chairman, President and CEO
CSX Corporation, Richmond, Va.

William B. Sturgill (1,5)
President
East Kentucky Investment Company,
Lexington, Ky.

Sir Denis Thatcher, Bt MBE TD
Counsellor to the Board
London, England

KEY TO COMMITTEES OF THE BOARD
- ------------------------------

1 - Executive
2 - Audit
3 - Compensation
4 - Pension
5 - Organization & Corporate Responsibility































         PAGE 74

CSX CORPORATION OFFICERS
- ------------------------

John W. Snow, 55 *
Chairman, President and CEO
elected February 1991

Mark G. Aron, 52 *
Senior Vice President-Law and Public Affairs elected January 1986

James Ermer, 52 *
Senior Vice President-Finance
elected April 1985

Andrew B. Fogarty, 49
Vice President-Audit and Advisory Services elected March 1995

Thomas E. Hoppin, 53
Vice President-Corporate Communications
elected July 1986

Richard H. Klem, 50 *
Vice President-Corporate Strategy
elected May 1992

Jesse R. Mohorovic, 52 *
Vice President-Executive Department
elected February 1995

James P. Peter, 43
Vice President-Taxes
elected June 1993

Woodruff M. Price, 59
Corporate Vice President-Federal Affairs elected May 1988

Alan A. Rudnick, 47
Vice President-General Counsel and Corporate Secretary elected June 1991

Micheal J. Ruehling, 47
Vice President-State Relations
elected January 1995

James A. Searle Jr., 48
Vice President-Special Projects
elected August 1989

Peter J. Shudtz, 46
General Counsel
elected September 1991

         PAGE 75

CSX CORPORATION OFFICERS, CONTINUED
- -----------------------------------

William H. Sparrow, 51 *
Vice President-Capital Planning and Budgeting elected May 1994

Gregory R. Weber, 49 *
Vice President, Controller and Treasurer elected April 1989

CSX UNIT OFFICERS
- -----------------

CSX Transportation Inc.
500 Water Street
Jacksonville, FL 32202
(904) 359-3100

Alvin R. (Pete) Carpenter, 53 *
President and CEO
since January 1992

Donald D. Davis, 55 *
Senior Vice President-Employee Relations since April 1992

Paul R. Goodwin, 52 *
Executive Vice President-Finance and Administration since February 1995

Gerald L. Nichols, 59 *
Executive Vice President and COO
since February 1995


Sea-Land Service Inc.
150 Allen Road
Liberty Corner, NJ 07938
(908) 558-6000

John P. Clancey, 50 *
President and CEO
since August 1991

Robert J. Grassi, 48 *
Senior Vice President-Finance and Planning since October 1991

Wilford W. Middleton Jr., 56 *
Executive Vice President
since January 1990



         PAGE 76

CSX UNIT OFFICERS, CONTINUED
- ----------------------------

Charles G. Raymond, 51 *
Senior Vice President-Operations
since September 1988

CSX Intermodal Inc.
200 International Circle
Hunt Valley, MD 21030
(410) 584-0100

M. McNeil Porter, 61 *
President and CEO
since September 1987

American Commercial Lines Inc.
1701 E. Market Street
Jeffersonville, IN 47130
(812) 288-0100

Michael C. Hagan, 48 *
President and CEO
since May 1992

Customized Transportation Inc.
10407 Centurion Parkway, N., Ste. 400
Jacksonville, FL 32256
(904) 928-1400

David G. Kulik, 46
President and CEO
since December 1994

The Greenbrier
White Sulphur Springs, WV 24986
(304) 536-1110

Ted J. Kleisner, 50
President and Managing Director
since January 1989

Yukon Pacific Corporation
1049 W. 5th Avenue
Anchorage, AK 99501
(907) 265-3100

Jeff B. Lowenfels, 46
President and CEO
since February 1995


* Executive officers of the corporation


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

Description of Common and Preferred Stock

         A total of 300 million shares of common stock is authorized, of which 104,721,988 shares were outstanding as of Dec. 30, 1994. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights.

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

Common Stock Shares Outstanding, Number of Registered Shareholders

                                     1994     1993     1992     1991     1990
                                    ------   ------   ------   ------   ------

Number of Shareholders:             57,355   59,714   62,820   66,032   66,658
                                    ======   ======   ======   ======   ======

Shares Outstanding as of Jan. 27, 1995:  104,734,016

Common Stock Shareholders as of Jan. 27, 1995:  57,267











         PAGE 78

Common Stock Price Range and Dividends Per Share


Year                                             1994
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $92.38     $83.25      $79.13     $74.50
    Low                      $79.88     $71.00      $66.00     $63.13
Dividends Per Share            $.44       $.44        $.44       $.44

Year                                             1993
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $79.75     $78.13      $80.25     $88.13
    Low                      $67.13     $66.38      $67.88     $74.88
Dividends Per Share            $.38       $.38        $.38       $.44


Year                                             1992
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $62.00     $67.50      $67.75     $73.63
    Low                      $54.88     $55.50      $56.63     $54.50
Dividends Per Share            $.38       $.38        $.38       $.38


Year                                             1991
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $39.00     $47.88      $52.63     $58.00
    Low                      $29.75     $36.50      $44.25     $47.75
Dividends Per Share            $.35       $.35        $.35       $.38


Year                                             1990
                                                 ----
Quarter                         1st        2nd         3rd        4th
                                ---        ---         ---        ---
Market Price
    High                     $38.13     $36.00      $36.88     $31.88
    Low                      $31.25     $31.38      $26.00     $26.13
Dividends Per Share            $.35       $.35        $.35       $.35





         PAGE 79

SHAREHOLDER INFORMATION

Shareholder Services

         Shareholders with questions about their accounts should write to the transfer agent at the address below or call (800) 521-5571. Illinois residents should call (312) 461-5545.

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

Shareholder Relations
Anne B. Taylor
Administrator-Shareholder Services
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1465

Corporate Communications
Suzanne S. Walston
Mgr.-Corporate Communications
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1406

Investor Relations
Katherine E. Wilson
Director-Financial Planning
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1553









                                   - 79 -



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

Multiple Dividend Checks and Duplicate Mailings

         Some shareholders hold their stock on CSX records in similar but different names (e.g. John A. Smith and J.A. Smith). When this occurs, we are required to create separate accounts for each name. Although the mailing addresses are the same, we are required to mail separate dividend checks to each account. Duplicate mailings of annual reports can be eliminated if you send the labels or copies of the labels from a CSX mailing to Harris Trust. You should mark the labels to indicate names to be kept on the mailing list and names to be deleted. However, this action will affect mailings of financial materials only. Dividend checks and proxy materials will continue to be sent to each account.

Consolidating Accounts

         If you want to consolidate separate accounts into one account, you should contact Harris Trust for the necessary forms and instructions. When accounts are consolidated, it may be necessary to reissue the stock certificates.

Dividends

         CSX pays quarterly dividends on its common stock on or about the 15th of March, June, September and December, when declared by the board of directors, to shareholders of record approximately three weeks earlier. CSX now offers direct deposit of dividends to shareholders who request it. If you are interested, please contact Harris Trust at the address or phone number shown above.

Replacing Dividend Checks

         If you do not receive your dividend check within 10 business days after the payment date or if your check is lost or destroyed, you should notify Harris Trust so payment on the check can be stopped and a replacement issued.
                                   - 80 -



         PAGE 81

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

         For a prospectus or other information on the plan, write or call the Harris Trust Dividend Reinvestment Department at the address or telephone number shown on page 79.

Proxy and Financial Supplement to the Annual Report

         Proxy materials are forwarded to shareholders with this annual report, and shareholders are urged to vote, sign and return their Proxy promptly.

         Copies of the Financial Supplement to the Annual Report will be available to shareholders at the annual meeting, or may be reserved by contacting Katherine E. Wilson at the address shown on page 79.

         The Financial Supplement is not automatically mailed to shareholders.

























         PAGE 82          CSX CORPORATION FORM 10-K
                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March 1995.
                                   CSX CORPORATION

                               By: /s/ GREGORY R. WEBER
                                   ----------------------------------------
                                   Gregory R. Weber
                                   Vice President, Controller and Treasurer

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

    Signatures                                    Title
    ----------                                    -----
John W. Snow                           Chairman of the Board, President,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)(a)

James Ermer                            Senior Vice President-Finance
                                       (Principal Financial Officer)(a)

Edward L. Addison                      Director(a)

Elizabeth E. Bailey                    Director(a)

Robert L. Burrus Jr.                   Director(a)

Bruce C. Gottwald                      Director(a)

John R. Hall                           Director(a)

Robert D. Kunisch                      Director(a)

Hugh L. McColl Jr.                     Director(a)

James W. McGlothlin                    Director(a)

Southwood J. Morcott                   Director(a)

Charles E. Rice                        Director(a)

William C. Richardson                  Director(a)

Frank S. Royal, M.D.                   Director(a)

William B. Sturgill                    Director(a)

(a) /s/ PETER J. SHUDTZ
    ---------------------------------
    Peter J. Shudtz, Attorney-in-Fact
                       March 3, 1995
                                   - 82 -



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

2. Page references in the electronic Form 10-K refer to pages in the electronic filing, while page references in the printed document refer to pages in that document. The information on pages 32 and 33 of the printed document, i.e. the 10-K cover sheet and index, has been repositioned on pages 1 and 2 of the electronic document with the page references changed as discussed above.






































