Form 10-Q
period 1995-03-31
CSX CORP
filed 1995-05-02
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 31, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 1995: 105,121,307 shares.









                                     - 1 -



         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters Ended March 31, 1995 and April 1, 1994           3

2.  Consolidated Statement of Cash Flows-
      Quarters Ended March 31, 1995 and April 1, 1994           4

3.  Consolidated Statement of Financial Position-
      At March 31, 1995 and December 30, 1994                   5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      15

Signature                                                      15

         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                                          Quarter Ended
                                                     -----------------------
                                                     March 31,     April 1,
                                                       1995          1994
                                                     --------      ---------
Operating Revenue
  Transportation                                     $ 2,446       $ 2,211
  Non-Transportation                                      22            16
                                                     -------       -------
     Total                                             2,468         2,227
                                                     -------       -------
Operating Expense
  Transportation                                       2,171         2,015
  Non-Transportation                                      26            26
                                                     -------       -------
     Total                                             2,197         2,041
                                                     -------       -------
Operating Income                                         271           186
Other Income (Expense)                                    (7)           (1)
Interest Expense                                          67            67
                                                     -------       -------
Earnings before Income Taxes                             197           118
Income Tax Expense                                        76            44
                                                     -------       -------
Net Earnings                                         $   121       $    74
                                                     =======       =======
Earnings Per Share                                   $  1.15       $   .71
                                                     =======       =======

Average Common Shares Outstanding (Thousands)        104,943       104,452
                                                     =======       =======
Common Shares Outstanding (Thousands)                105,121       104,684
                                                     =======       =======
Cash Dividends Paid Per Common Share                 $   .44       $   .44
                                                     =======       =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                          Quarter Ended
                                                     -----------------------
                                                     March 31,     April 1,
                                                       1995          1994
                                                     --------      ---------
OPERATING ACTIVITIES
  Net Earnings                                         $ 121        $  74
  Adjustments to Reconcile Net Earnings
    to Cash Provided (Used)
      Depreciation                                       149          143
      Deferred Income Taxes                               15           22
      Productivity/Restructuring Charge -- Payments      (17)         (34)
      Other Operating Activities                          16           18
      Changes in Operating Assets and Liabilities
        Accounts Receivable                              (52)         (33)
        Materials and Supplies                           (23)         (14)
        Other Current Assets                             (12)          (3)
        Accounts Payable and Other Current Liabilities    (2)        (180)
                                                       -----        -----
        Cash Provided (Used) by Operating Activities     195           (7)
                                                       -----        -----
INVESTING ACTIVITIES
  Property Additions                                    (235)        (143)
  Short-Term Investments - Net                            10           80
  Long-Term Marketable Securities - Net                    2          (11)
  Proceeds from Property Dispositions                     12            7
  Other Investing Activities                              30          (12)
                                                       -----        -----
        Cash Used by Investing Activities               (181)         (79)
                                                       -----        -----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                   59          242
  Long-Term Debt Issued                                   58           53
  Long-Term Debt Repaid                                  (52)         (85)
  Dividends Paid                                         (46)         (47)
  Other Financing Activities                               2           (9)
                                                       -----        -----
        Cash Provided by Financing Activities             21          154
                                                       -----        -----
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Increase in Cash and Cash Equivalents                   35           68
  Cash and Cash Equivalents at Beginning of Period       265          298
                                                       -----        -----
        Cash and Cash Equivalents at End of Period       300          366
        Short-Term Investments at End of Period          260          130
                                                       -----        -----
        Cash, Cash Equivalents and Short-Term
          Investments at End of Period                 $ 560        $ 496
                                                       =====        =====

See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                  March 31,    December 30,
                                                    1995           1994
                                                  --------     -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and
     Short-Term Investments                       $   560        $   535
    Accounts Receivable                               777            706
    Materials and Supplies                            234            211
    Deferred Income Taxes                             130            151
    Other Current Assets                               74             62
                                                  -------        -------
      Total Current Assets                          1,775          1,665
                                                  -------        -------
  Properties and Other Assets
    Properties                                     16,424         16,315
    Less Accumulated Depreciation                   5,325          5,271
                                                  -------        -------
      Properties - Net                             11,099         11,044
    Affiliates and Other Companies                    291            302
    Other Assets                                      706            713
                                                  -------        -------
      Total Properties and Other Assets            12,096         12,059
                                                  -------        -------
      Total Assets                                $13,871        $13,724
                                                  =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable and Other
      Current Liabilities                         $ 1,990        $ 1,992
    Current Maturities of Long-Term Debt              390            312
    Short-Term Debt                                   261            201
                                                  -------        -------
      Total Current Liabilities                     2,641          2,505
                                                  -------        -------
  Long-Term Debt                                    2,546          2,618
                                                  -------        -------
  Deferred Income Taxes                             2,567          2,570
                                                  -------        -------
  Long-Term Liabilities and Deferred Gains          2,280          2,300
                                                  -------        -------
  Shareholders' Equity
    Common Stock                                      105            105
    Other Capital                                   1,397          1,368
    Retained Earnings                               2,468          2,391
    Minimum Pension Liability Adjustment             (133)          (133)
                                                  -------        -------
      Total Shareholders' Equity                    3,837          3,731
                                                  -------        -------
      Total Liabilities and Shareholders' Equity  $13,871        $13,724
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

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of March 31, 1995 and December 30, 1994, and its results of operations and cash flows for the quarters ended March 31, 1995 and April 1, 1994, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the quarters ended March 31, 1995 and April 1, 1994. Dilution for these periods, which could result if all outstanding common stock equivalents were exercised, is not significant.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

         Certain prior-year data have been reclassified to conform to the 1995 presentation.

NOTE 2.  FISCAL REPORTING PERIODS

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters ended March 31, 1995 and April 1, 1994, and the fiscal year ended December 30, 1994.

NOTE 3. ACCOUNTS RECEIVABLE

         During 1993, the company issued $200 million of Trade Receivable Participation Certificates ("Certificates"), at 5.05%, due September 1998. The Certificates are collateralized by $243 million of accounts receivable held in a master trust. The proceeds from the issuance of the Certificates were used to reduce the amount of accounts receivable sold under a previous agreement.

         In addition, the company has a five-year revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of accounts receivable up to a maximum of $200 million. CSX has retained the collection and servicing responsibility with respect to accounts receivable held in trust or sold.

         At March 31, 1995 and December 30, 1994, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold.

         PAGE 7
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  OPERATING EXPENSE
                                                     Quarter Ended
                                                -----------------------
                                                March 31,      April 1,
                                                  1995           1994
                                                --------      ---------
Labor and Fringe Benefits                       $  813         $  783
Materials, Supplies and Other                      603            544
Building and Equipment Rent                        287            280
Inland Transportation                              227            190
Depreciation                                       149            143
Fuel                                               118            101
                                                ------         ------
  Total                                         $2,197         $2,041
                                                ======         ======

NOTE 5.  OTHER INCOME (EXPENSE)
                                                     Quarter Ended
                                                -----------------------
                                                March 31,      April 1,
                                                  1995           1994
                                                --------      ---------
Interest Income                                 $   14         $   12
Net Costs for Accounts Receivable Sold              (8)            (7)
Minority Interest                                   (5)            (4)
Foreign Currency Gain (Loss)                        (5)             2
Equity Earnings (Losses) of Other Affiliates        (3)            (3)
Miscellaneous                                       --             (1)
                                                ------         ------
  Total Expense                                 $   (7)        $   (1)
                                                ======         ======

NOTE 6.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                March 31,    December 30,
                                                  1995          1994
                                                ---------    ------------
Trade Accounts Payable                           $  998        $  926
Labor and Fringe Benefits                           487           543
Income Taxes and Other                              322           337
Casualty Reserves                                   183           186
                                                 ------        ------
  Total                                          $1,990        $1,992
                                                 ======        ======

         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 31, 1995, and December 30, 1994, were $141 million and $140 million, respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 31, 1995 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

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

         PAGE 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

First-Quarter 1995 Compared With 1994
- -------------------------------------

         The company reported net earnings for the quarter ended March 31, 1995, of $121 million, $1.15 per share, versus net earnings of $74 million, 71 cents per share, for the same period in 1994. Net earnings for 1995 rose 64 percent above the 1994 first quarter results, which were impacted by severe winter weather conditions.

         Operating revenue for the first quarter of 1995 was $2.5 billion, 11 percent above the prior-year quarter of $2.2 billion, resulting primarily from the strength of rail and container shipping traffic. Operating expense was $2.2 billion for the first quarter of 1995, 8 percent higher than the $2 billion reported for the first quarter of 1994. Operating income was $271 million for the first quarter of 1995, up $85 million from 1994's first quarter.

Rail Unit Results
- -----------------

         Operating income at the rail unit rose $66 million, or 37 percent, to $246 million for the first quarter of 1995, from $180 million in the weather-impacted prior-year quarter. The results were driven by significant traffic gains in most commodity groups and continued success of the rail unit's cost-control and expense-reduction programs. Despite the traffic increase, rail operating expense was held nearly flat at $948 million for the first quarter of 1995, just $8 million, or less than 1 percent, over the 1994 level.

         Rail operating revenue increased 7 percent to $1.2 billion for the first quarter of 1995. Merchandise traffic grew 8 percent versus 1994's first quarter on the strength of export markets and solid traffic in the domestic industrial sector. Phosphates and fertilizer carloads rose 20 percent due to increased global demand, while significant gains also were recorded in the food and consumer, agricultural products, chemicals and metals commodity groups. Automotive and forest products traffic were nearly flat when compared with the prior-year quarter.

         Export coal volume rose 35 percent to 5.8 million tons as foreign coal requirements surged during the first quarter of 1995, reflecting increased economic activity abroad and favorable exchange rates. Strong growth in industrial and metallurgical coal traffic offset lower utility demand resulting from mild 1995 winter weather. As a result, domestic tonnage rose 3 percent to 32.6 million tons, from 31.7 million tons in 1994's first quarter.





         PAGE 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Rail Unit Results, Continued
- ----------------------------


                                    RAIL OPERATING RESULTS
                                    (Millions of Dollars)
                                 ------------------------------
                                    Quarter Ended
                                 --------------------
                                 March 31,  April 1,    Percent
                                   1995       1994      Change
                                 --------   ---------   -------
Operating Revenue
  Merchandise                    $  799      $  758         5%
  Coal                              366         339         8%
  Other                              29          23        26%
                                 ------      ------
    Total                         1,194       1,120         7%

Operating Expense                   948         940         1%
                                 ------      ------
Operating Income                 $  246      $  180        37%
                                 ======      ======
Operating Ratio                   79.4%       83.9%
                                 ======      ======

Container Shipping Unit Results
- -------------------------------

         Even with the devastating January 1995 earthquake that disrupted operations at its Kobe, Japan port, CSX's container-shipping unit delivered one of its best first quarters. Operating income, on the strength of a 15 percent increase in traffic, climbed 32 percent to $25 million from $19 million in 1994's first quarter.

         Strong international demand, combined with increased U.S. trade with Latin America and Southeast Asia, drove traffic increases of 24 percent in the Americas, 17 percent in Asia/Middle East/Europe, 16 percent in the Atlantic and 12 percent in the Pacific. Operating revenue for 1995 rose 12 percent to $899 million, compared with $800 million in the first quarter of 1994.

         Operating expense increased to $874 million in the first quarter of 1995 versus $781 million in the first quarter of 1994 as a result of the higher volume, bunker fuel prices and the impact of foreign exchange.





         PAGE 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Intermodal Unit Results
- -----------------------

         CSX's intermodal unit reported that operating income for the first quarter of 1995 grew 11 percent to $10 million, from $9 million in 1994's first quarter. Strong international traffic pushed total volume up 5 percent for the first quarter of 1995, more than offsetting the effect of lower consumer spending and terminal congestion, which reduced domestic volume. A favorable rate and mix environment also contributed to the unit's operating income gain for the 1995 first quarter.

Barge Unit Results
- ------------------

         The company's barge unit reported operating income of $15 million, compared with $2 million in the winter weather-impacted 1994 quarter. Performance at the barge unit was exceptionally strong, reflecting robust demand and favorable operating conditions on the inland waterways. Tonnage hauled surged 15 percent in the 1995 first quarter, led by gains in coal, grain and northbound steel movements. Operating revenue for the unit was $128 million, 39 percent better than the prior year's quarter.

FINANCIAL CONDITION
- -------------------

         Cash, cash equivalents and short-term investments totaled $560 million at March 31, 1995, an increase of $25 million since December 30, 1994. Primary sources of cash and cash equivalents during the quarter were operations and the issuance of short-term and long-term debt. Primary uses of cash and cash equivalents were property additions, repayment of long-term debt, and payment of dividends.

         During the first quarter of 1995, net investing activities consumed $181 million of cash and cash equivalents compared with $79 million consumed in the first quarter of 1994. The changes in investing activities were primarily due to increased property additions and a decrease in proceeds from net short-term investment activity compared to the quarter ended April 1, 1994.

         Financing activities provided $21 million of cash and cash equivalents for the quarter ended March 31, 1995, a $133 million decrease from 1994's first quarter. The change was primarily due to a reduction in proceeds from net short-term borrowings, offset by reductions in scheduled debt repayments.

         The working capital deficit increased $26 million during the quarter ended March 31, 1995. The increase was primarily due to higher short-term debt levels and current maturities of long-term debt, partially offset by

         PAGE 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
- ------------------------------
increased customer accounts receivable resulting from increased revenue during the first quarter of 1995. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
- --------------                                     (Millions of Dollars)
                                               -----------------------------
                                               March 31,        December 30,
                                                 1995               1994
                                               ---------        ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $ 560              $ 535
Commercial Paper Outstanding -
  Short-Term                                     $ 261              $ 201
Commercial Paper Outstanding -
  Long-Term                                      $ 300              $ 300
Working Capital (Deficit)                        $(866)             $(840)
Current Ratio                                      .67                .66
Debt Ratio                                          39%                41%
Ratio of Earnings to Fixed Charges                 2.8x               3.1x

OUTLOOK
- -------

         In the second quarter and remainder of 1995, each of CSX's transportation units continues to anticipate favorable revenue levels compared with 1994. The higher revenue levels are expected to result from strong export demand and a stable domestic economy. The company also plans to continue the intense focus on productivity improvements and expense control throughout its transportation units.

         Entering the second quarter of 1995, CSXT is experiencing solid demand for export coal shipments as U.S. producers take advantage of increased economic activity abroad and favorable exchange rates. CSXT merchandise traffic is expected to increase in the second quarter of 1995 over near-record 1994 levels.

         CSXT continues to monitor and be actively involved in on-going industrywide labor contract negotiations. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.

         Sea-Land anticipates traffic flows in the second quarter of 1995 in all of its trade lanes to surpass prior-year second quarter levels, which were impacted by the nationwide Teamster's strike. Strong demand for ocean transportation should allow Sea-Land to select higher-rated traffic.

         PAGE 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK, Continued
- ------------------

         CSX Intermodal expects sustained levels of shipments and revenue during the second quarter. The unit continues to benefit from market share gains.

         American Commercial Lines anticipates continued strong demand for its services and, with this demand, solid barge rates.

OTHER MATTERS
- -------------

         The company expects its operating results for the second quarter of 1995 to include a pretax restructuring charge estimated to be between $200 million and $250 million. The charge will result from a decision by CSXT to obtain state-of-the-art technology, equipment and telecommunications services from AT&T Solutions, the global integration program underway at Sea-Land and the reflagging of five Sea-Land vessels from U.S. to foreign registration. The charge will principally relate to the AT&T agreement, with the balance attributable to the Sea-Land initiatives.

         A ten year agreement was executed on May 2, 1995, by CSXT and AT&T. The agreement calls for AT&T to design and manage a new, network-centered telecommunications system that is expected to greatly enhance CSXT's operations and customer service. Implementation of the new technology will result in employee separation costs and the write down of certain telecommunication assets.

         Sea-Land's global integration program was announced in the fourth quarter of 1994 and includes the relocation of its corporate headquarters from Liberty Corner, N.J. to Charlotte, N.C, as well as integration of certain of its information technology requirements in Charlotte and Dallas, The portion of the restructuring charge relating to this activity will include labor separation and facility exit costs. In addition, Sea-Land will incur normal operating expense related to employee relocation, recruiting and training costs.

         The remaining portion of the restructuring charge will relate to labor separation costs associated with Sea-Land's reflagging of five U.S.-flag vessels to the registry of the Marshall Islands in accordance with approval received from the Federal Maritime Administration.

         These initiatives will enable the company to leverage technological enhancements, streamline administration, increase customer responsiveness and to reduce operating expense.






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

                                    CSX CORPORATION
                                    (Registrant)

                                By: GREGORY R. WEBER
                                    ------------------------------
                                    Gregory R. Weber
                                    Vice President, Controller and Treasurer
                                    (Principal Accounting Officer)
Dated:  May 2, 1995



























