Form 10-Q
period 1995-06-30
CSX CORP
filed 1995-07-28
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 1995: 105,214,506 shares.



                                     - 1 -



         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters and Six Months Ended
         June 30, 1995 and July 1, 1994                         3

2.  Consolidated Statement of Cash Flows-
      Six Months Ended June 30, 1995 and July 1, 1994           4

3.  Consolidated Statement of Financial Position-
      At June 30, 1995 and December 30, 1994                    5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             10


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders   15

Item 6.  Exhibits and Reports on Form 8-K                      16

Signature                                                      16

         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                  Quarter Ended            Six Months Ended
                              ----------------------    ----------------------
                              June 30,       July 1,    June 30,       July 1,
                                1995          1994        1995          1994
                              --------      --------    --------      --------

Operating Revenue
  Transportation              $ 2,551       $ 2,324     $ 4,997       $ 4,535
  Non-Transportation               49            47          71            63
                              -------       -------     -------       -------
     Total                      2,600         2,371       5,068         4,598
                              -------       -------     -------       -------
Operating Expense
  Transportation                2,212         2,032       4,383         4,047
  Non-Transportation               36            35          62            61
  Restructuring Charge            257           ---         257           ---
                              -------       -------     -------       -------
     Total                      2,505         2,067       4,702         4,108
                              -------       -------     -------       -------
Operating Income                   95           304         366           490
Other Income (Expense)             (2)           18          (9)           17
Interest Expense                   68            71         135           138
                              -------       -------     -------       -------
Earnings before
   Income Taxes                    25           251         222           369
Income Tax Expense                  6            89          82           133
                              -------       -------     -------       -------
Net Earnings                  $    19       $   162     $   140       $   236
                              =======       =======     =======       =======
Earnings Per Share            $   .18       $  1.55     $  1.33       $  2.26
                              =======       =======     =======       =======

Average Common Shares
  Outstanding (Thousands)     105,164       104,704     105,054       104,578
                              =======       =======     =======       =======
Common Shares
  Outstanding (Thousands)     105,215       104,732     105,215       104,732
                              =======       =======     =======       =======
Cash Dividends Paid Per
  Common Share                $   .44       $   .44     $   .88       $   .88
                              =======       =======     =======       =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                         Six Months Ended
                                                      ---------------------
                                                      June 30,      July 1,
                                                        1995         1994
                                                      --------     --------
OPERATING ACTIVITIES
  Net Earnings                                          $ 140        $ 236
  Adjustments to Reconcile Earnings
    to Cash Provided
      Depreciation                                        297          288
      Deferred Income Taxes                               (58)          69
      Restructuring Charge                                257          ---
      Productivity/Restructuring Charge Payments          (55)         (72)
      Other Operating Activities                           26           23
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               (10)          (2)
        Materials and Supplies                            (36)         (17)
        Other Current Assets                              (20)          10
        Accounts Payable and Other Current Liabilities     41         (154)
                                                        -----         ----
        Cash Provided by Operating Activities             582          381
                                                        -----         ----
INVESTING ACTIVITIES
  Property Additions                                     (585)        (320)
  Short-Term Investments - Net                             38           60
  Purchases of Long-Term Marketable Securities            (67)         (22)
  Proceeds from Sales of Long-Term Marketable Securities   53            5
  Other Investing Activities                               50           25
                                                        -----         ----
        Cash Used by Investing Activities                (511)        (252)
                                                        -----         ----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                    39          144
  Long-Term Debt Issued                                   115           53
  Long-Term Debt Repaid                                   (72)        (216)
  Dividends Paid                                          (93)         (92)
  Other Financing Activities                                4            3
                                                        -----        -----
        Cash Used by Financing Activities                  (7)        (108)
                                                        -----        -----
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Increase in Cash and Cash Equivalents                    64           21
  Cash and Cash Equivalents at Beginning of Period        265          298
                                                        -----        -----
        Cash and Cash Equivalents at End of Period        329          319
        Short-Term Investments at End of Period           233          159
                                                        -----        -----
        Cash, Cash Equivalents and Short-Term
          Investments at End of Period                  $ 562        $ 478
                                                        =====        =====
See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                  June 30,     December 30,
                                                    1995          1994
                                                  --------     ------------
ASSETS
  Current Assets
    Cash, Cash Equivalents and
     Short-Term Investments                       $   562        $   535
    Accounts Receivable                               724            706
    Materials and Supplies                            247            211
    Deferred Income Taxes                             136            151
    Other Current Assets                               83             62
                                                  -------        -------
      Total Current Assets                          1,752          1,665
                                                  -------        -------
  Properties and Other Assets
    Properties                                     16,517         16,315
    Less Accumulated Depreciation                   5,398          5,271
                                                  -------        -------
      Properties - Net                             11,119         11,044
    Affiliates and Other Companies                    299            302
    Other Assets                                      724            713
                                                  -------        -------
      Total Properties and Other Assets            12,142         12,059
                                                  -------        -------
      Total Assets                                $13,894        $13,724
                                                  =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable and Other
      Current Liabilities                         $ 2,062        $ 1,992
    Current Maturities of Long-Term Debt              397            312
    Short-Term Debt                                   240            201
                                                  -------        -------
      Total Current Liabilities                     2,699          2,505
                                                  -------        -------
  Long-Term Debt                                    2,577          2,618
                                                  -------        -------
  Deferred Income Taxes                             2,501          2,570
                                                  -------        -------
  Long-Term Liabilities and Deferred Gains          2,296          2,300
                                                  -------        -------
  Shareholders' Equity
    Common Stock                                      105            105
    Other Capital                                   1,406          1,368
    Retained Earnings                               2,443          2,391
    Minimum Pension Liability Adjustment             (133)          (133)
                                                  -------        -------
      Total Shareholders' Equity                    3,821          3,731
                                                  -------        -------
      Total Liabilities and Shareholders' Equity  $13,894        $13,724
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

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of June 30, 1995 and December 30, 1994, the results of its operations for the quarters and six months ended June 30, 1995 and July 1, 1994, and its cash flows for the six months ended June 30, 1995 and July 1, 1994, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the second quarters and six months ended June 30, 1995 and July 1, 1994. Dilution for the quarters and six months ended June 30, 1995 and July 1, 1994, which could result if all outstanding common stock equivalents were exercised, is not significant.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

         Certain prior-year data have been reclassified to conform to the 1995 presentation.

NOTE 2.  RESTRUCTURING CHARGE

         In the second quarter, the company recorded a $257 million pretax restructuring charge, $160 million after-tax, $1.52 per share, to recognize the cost of initiatives undertaken to revise, restructure, and consolidate specific operations and administrative functions at its rail and container-shipping units. The initiatives will result in a $163 million write-down of technologically obsolete telecommunications assets, separation payments totaling $80 million to approximately 800 employees and $14 million of lease and facility-related exit costs.

         The rail unit initiative accounted for $196 million of the total restructuring charge, covering the write-down of assets and cost of employee separations associated with a contractual agreement with a third party to replace and technologically enhance the unit's existing private telecommunications network.

         The restructuring initiatives at the container-shipping unit include its global integration program and the reflagging of five U.S.-flag vessels to the registry of the Marshall Islands in accordance with approval received from the Federal Maritime Administration. The global integration program accounted for $31 million of the total restructuring charge and represents employee separation and facility exit costs associated with the global consolidation of senior management functions and relocation of its corporate headquarters to Charlotte, North Carolina, as well as the integration of its information technology requirements. The vessel reflagging initiative accounted for

         PAGE 7
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 2.  RESTRUCTURING CHARGE, Continued

$30 million of the total restructuring charge, primarily related to the cost of crew separations on the five vessels. As of June 30, 1995, $6 million of payments have been recorded as a reduction of the liability for the restructuring charge at the container-shipping unit.

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

         At June 30, 1995 and December 30, 1994, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold.

NOTE 4.  OPERATING EXPENSE
                                     Quarter Ended       Six Months Ended
                                  ------------------    ------------------
                                  June 30,   July 1,    June 30,   July 1,
                                    1995      1994        1995      1994
                                  --------  --------    --------  --------
Labor and Fringe Benefits         $  805    $  769       $1,618    $1,552
Materials, Supplies and Other        652       565        1,255     1,109
Building and Equipment Rent          284       291          571       571
Inland Transportation                239       198          466       388
Depreciation                         149       145          298       288
Fuel                                 119        99          237       200
Restructuring Charge                 257       ---          257       ---
                                  ------    ------       ------    ------
  Total                           $2,505    $2,067       $4,702    $4,108
                                  ======    ======       ======    ======

         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  OTHER INCOME (EXPENSE)
                                        Quarter Ended      Six Months Ended
                                     ------------------   -----------------
                                     June 30,   July 1,   June 30,  July 1,
                                       1995      1994       1995     1994
                                     --------  --------   -------  --------
Interest Income                       $   15    $   16     $   29   $   28
Gain on South Florida Track Sale         ---        22        ---       22
Net Costs for Accounts Receivable Sold    (8)       (8)       (16)     (15)
Minority Interest                         (6)       (4)       (11)      (8)
Equity Earnings of Other Affiliates      ---        (3)        (3)      (6)
Miscellaneous                             (3)       (5)        (8)      (4)
                                      ------    ------     ------   ------
  Total                               $   (2)   $   18     $   (9)  $   17
                                      ======    ======     ======   ======

NOTE 6.  ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                                 June 30,    December 30,
                                                   1995         1994
                                                ---------    ------------
Trade Accounts Payable                           $  976        $  926
Labor and Fringe Benefits                           519           543
Income Taxes and Other                              380           337
Casualty Reserves                                   187           186
                                                 ------        ------
  Total                                          $2,062        $1,992
                                                 ======        ======
NOTE 7.  COMMITMENTS AND CONTINGENCIES

         As part of the restructuring initiative, CSX Transportation, Inc. ("CSXT") entered a contractual agreement with a third party to replace and technologically enhance its existing private telecommunications network. The agreement was executed during the second quarter of 1995, and requires minimum payments totaling approximately $330 million over its ten-year term.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $100 million per occurrence for rail and certain other operations, is provided by companies owned or partially owned by CSX.

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 30, 1995, and December 30, 1994, were $139 million and $140 million, respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 30, 1995 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

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



         PAGE 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

Second-Quarter 1995 Compared With 1994
- --------------------------------------

         The company reported net earnings for the second quarter ended June 30, 1995, of $19 million, 18 cents per share, versus $162 million, $1.55 per share for the second quarter ended July 1, 1994. Earnings for the quarter included the effect of a $257 million pre-tax restructuring charge and $8 million pre-tax of associated relocation and training expenses. The restructuring charge and associated expenses relate to initiatives undertaken by the company that will revise, restructure, and consolidate specific operations and administrative functions and result in the technological obsolescence of certain telecommunications assets, the termination of employees, and exit costs associated with certain locations.

         The restructuring charge reduced net earnings for the second quarter ended June 30, 1995 by $160 million, $1.52 per share. The associated relocation and training expenses reduced net earnings for the second quarter by $5 million, 5 cents per share. Earnings for the quarter would have been $184 million, $1.75 per share, exclusive of the restructuring charge and associated expenses.

         Operating revenue for the second quarter of 1995 was $2.6 billion, 10% above the prior year quarter of $2.4 billion, resulting primarily from higher rail, container-shipping and barge volumes and an improved rate environment. Operating expense, exclusive of the restructuring charge and associated expenses, was $2.2 billion for the second quarter, 8% higher than the $2.1 billion reported for the second quarter of 1994. Operating income, exclusive of the restructuring charge and associated expenses, was $360 million for the second quarter of 1995, up $56 million from 1994's second quarter.

Rail Unit Results
- -----------------

         CSX's rail unit would have reported all-time quarterly record operating income of $270 million, excluding its $196 million portion of the restructuring charge. This compares with $261 million in 1994's second quarter and surpasses the previous quarterly record of $264 million set in 1994's fourth quarter.

         Rail revenue, driven by traffic gains in both merchandise and export coal, increased 3 percent over the prior-year quarter to $1.2 billion. Merchandise traffic rose 3 percent, benefiting from gains in a number of markets, notably agricultural products, phosphates and fertilizer, metals and chemicals.

         Overall, coal volume rose 3 percent in the quarter to 39.7 million tons as exports surged 81 percent to 5.8 million tons, more than offsetting a

         PAGE 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Rail Unit Results, Continued
- ----------------------------

4 percent drop in domestic tonnage. Domestic volume was 33.9 million tons for the quarter, reflecting lower utility burn rates due to mild winter weather across the eastern United States.

         Excluding the charge, rail operating expense rose 3 percent to $941 million, compared with $914 million in the 1994 quarter. On that basis, the rail unit would have registered a record operating ratio of 77.7 percent. Including the charge, the unit reported operating expense of $1.1 billion this quarter.
                                       RAIL OPERATING INCOME
                                       (Millions of Dollars)
                                   -----------------------------
                       Quarter Ended                Six Months Ended
                     ------------------            ------------------
                     June 30,   July 1,  Percent   June 30,   July 1,  Percent
                       1995      1994    Change      1995      1994    Change
                     --------  --------  -------   -------   --------  -------
Operating Revenue
  Merchandise        $  797     $  786      1%     $ 1,596     $ 1,544     3%
  Coal                  379        363      4%         745         702     6%
  Other                  35         26     35%          64          49    31%
                     ------     ------             -------     -------
    Total             1,211      1,175      3%       2,405       2,295     5%

Operating Expense     1,137        914     24%       2,085       1,854    12%
                     ------     ------             -------     -------
Operating Income     $   74     $  261   (72)%     $   320     $   441  (27)%
                     ======     ======             =======     =======
Operating Income (a) $  270     $  261      3%     $   516     $   441    17%
                     ======     ======             =======     =======
Operating Ratio        93.6%      77.8%               86.7%       80.9%
                     ======     ======             =======     =======
Operating Ratio (a)    77.7%      77.8%               78.5%       80.9%
                     ======     ======             =======     =======

    (a)  Pro forma basis, excluding $196 million restructuring charge.

Container Shipping Unit Results
- -------------------------------

         The container-shipping unit, experiencing strong demand for its services worldwide, saw its operating revenue increase 20 percent in the quarter to $991 million on a 16 percent increase in traffic. Excluding the effect of its $61 million portion of the charge and $8 million of associated expenses, the unit would have recorded operating income of $67 million, compared with the $15 million it reported in 1994's strike-impacted second quarter.


         PAGE 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Container Shipping Unit Results, Continued
- ------------------------------------------

         Continued worldwide economic expansion translated into higher volumes in all major trade lanes, especially from Asia to the United States and intra-Europe. That growth, in combination with recently announced alliances and vessel-sharing agreements, presents increasingly favorable market conditions for Sea-Land.

         Operating expense at the container-shipping unit rose to $924 million, excluding the charge and associated expenses, mainly as a result of the higher volumes. Including the charge and associated expenses, operating expense was $993 million, compared with $811 million in 1994's second quarter.

Intermodal Unit Results
- -----------------------

         The company's intermodal unit, reflecting slower growth rates from 1994's double-digit levels, saw revenue increase 3 percent to $230 million in the quarter. However, intensified motor carrier competition caused the unit's traffic to decline 2 percent, on a 9 percent drop in domestic volumes that was partially offset by higher international traffic. This mix change and expense increases resulted in an operating income decline to $3 million from $16 million in the prior-year quarter.

Barge Unit Results
- ------------------

         The company's barge unit reported operating income of $19 million, a 73 percent increase over the prior-year quarter. A more favorable rate environment, along with stronger demand for grain and growth in northbound industrial traffic, drove operating revenue to $121 million, an 11 percent increase, while operating expense rose only $4 million to $102 million.

FINANCIAL CONDITION
- -------------------

         Cash, cash equivalents and short-term investments totaled $562 million at June 30, 1995, an increase of $27 million since December 30, 1994. Primary uses of cash, cash equivalents and short-term investments were property additions, purchases of long-term marketable securities, repayment of long-term debt, payment of dividends, payments relating to productivity/restructuring charge liabilities and a net increase in short-term investments. Primary sources of cash, cash equivalents and short-term investments were operations, proceeds from sales of marketable securities, and the issuance of short-term and long-term debt.



         PAGE 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
- ------------------------------

         During the first six months of 1995, net investing activities consumed $511 million of cash and cash equivalents compared with $252 million consumed in the first six months of 1994. The increase in investing activities was primarily due to the timing of property additions compared to the six months ended July 1, 1994.

         Financing activities used $7 million of cash and cash equivalents for the six months ended June 30, 1995. This was a $101 million decrease from the $108 million of cash used by financing activities in the first six months of 1994. The change was primarily due to a reduction in proceeds from net short-term borrowings, an increase in proceeds from the issuance of long-term debt, and a decrease in the repayment of long-term debt.

         The working capital deficit increased $107 million during the six months ended June 30, 1995. The increase in the working capital deficit was primarily due to an increase in trade accounts payable and income and other taxes payable and an increased level of current maturities of long-term debt. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. For the full year, CSX does not expect significant changes in working capital or debt levels from the prior year. Property additions for the full year are expected to be approximately $100 million higher than 1994.

FINANCIAL DATA
- --------------
                                                   (Millions of Dollars)
                                               -----------------------------
                                               June 30,         December 30,
                                                 1995              1994
                                               --------         ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $ 562             $ 535
Commercial Paper Outstanding -
  Short-Term                                     $ 240             $ 201
Commercial Paper Outstanding -
  Long-Term                                      $ 300             $ 300
Working Capital (Deficit)                        $(947)            $(840)
Current Ratio                                      .65               .66
Debt Ratio                                         40%               41%
Ratio of Earnings to Fixed Charges                2.0x (a)          3.1x

   (a) Excluding the pre-tax restructuring charge of $257 million and associated relocation and training expenses of $13 million, the ratio of earnings to fixed charges would have been 3.2x for the six months ended June 30, 1995.


         PAGE 14

OUTLOOK
- -------

         During the third quarter and remainder of 1995, each of CSX's transportation units continues to anticipate favorable revenue levels compared with 1994. The higher revenue levels are expected to result from strong export demand and a stable domestic economy. The company also plans to continue the intense focus on productivity improvements and expense control throughout its transportation units.

         Entering the third quarter of 1995, the rail unit is experiencing solid demand for export coal shipments as U.S. producers take advantage of increased economic activity abroad and favorable exchange rates. Merchandise traffic is expected to maintain its strength over the second half of the year.

         The rail unit continues to monitor and be actively involved in on-going industrywide labor contract negotiations. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.

         The container-shipping unit anticipates solid traffic flows in the third quarter of 1995 in all of its trade lanes. Strong demand for ocean transportation should allow the unit to select higher-rated traffic. The unit expects to incur an additional $20 million in relocation and training expenses during the remainder of 1995 associated with its global integration program.

         The intermodal unit expects lower domestic trailer volumes in the third quarter due to motor carrier competition. The unit will continue to benefit from stronger international traffic.

         The barge unit anticipates continued robust demand for its services, particularly in grain shipments. With this demand, strong barge rates are expected to continue in 1995.






















PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders

            (a)   Annual meeting held April 25, 1995.

            (b)   Not applicable.

            (c) There were 105,098,736 shares of CSX common stock outstanding as of February 24, 1995, the record date for the 1995 annual meeting of shareholders. A total of 90,692,720 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                       Votes      Broker
         Nominee                    Votes For        Withheld     Non-Votes
         Edward L. Addison          90,254,629        438,091        0
         Elizabeth E. Bailey        90,266,011        426,708        0
         Robert L. Burrus, Jr.      90,252,630        440,090        0
         Bruce C. Gottwald          90,263,938        428,781        0
         John R. Hall               90,275,307        417,412        0
         Robert D. Kunisch          90,280,754        411,965        0
         Hugh L. McColl, Jr.        90,265,832        426,887        0
         James W. McGlothlin        90,288,051        404,669        0
         Southwood J. Morcott       90,286,284        406,436        0
         Charles E. Rice            90,279,116        413,603        0
         William C. Richardson      90,228,407        464,312        0
         Frank S. Royal, M.D.       90,205,021        487,698        0
         John W. Snow               90,226,769        465,950        0


            The appointment of Ernst & Young as independent auditors to audit and report on CSX's financial statements for the year 1995 was ratified by the shareholders with the following vote:
                                                                  Broker
                  Votes For         Votes Against   Abstentions   Non-Votes
                  90,006,933        309,828           375,958        0

            The shareholder proposal concerning equal opportunity reporting was withdrawn by its proponent prior to the Annual Meeting.

            (d)   Not applicable.












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

                                            CSX CORPORATION
                                            (Registrant)


                                        By: /s/ GREGORY R. WEBER
                                            ------------------------------
                                            Gregory R. Weber
                                            Vice President, Controller and
                                            Treasurer
Dated:  July 28, 1995                       (Principal Accounting Officer)
























