Form 10-Q
period 1995-09-29
CSX CORP
filed 1995-11-07
CIK 277948

PAGE 1
                            FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended September 29, 1995

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 1995: 105,242,305 shares.



                              - 1 -



       PAGE 2


                         CSX CORPORATION
                            FORM 10-Q
        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 1995
                              INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters and Nine Months Ended
         September 29, 1995 and September 30, 1994              3

2.  Consolidated Statement of Cash Flows-
      Nine Months Ended September 29, 1995 and
         September 30, 1994                                     4

3.  Consolidated Statement of Financial Position-
      At September 29, 1995 and December 30, 1994               5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      16

Signature                                                      16

       PAGE 3
                CSX CORPORATION AND SUBSIDIARIES
               Consolidated Statement of Earnings
         (Millions of Dollars, Except Per Share Amounts)

                                  Quarter Ended            Nine Months Ended
                              ----------------------    ----------------------
                              Sept. 29,    Sept. 30,    Sept. 29,    Sept. 30,
                                1995          1994        1995          1994
                              --------      --------    --------      --------

Operating Revenue
  Transportation              $ 2,605       $ 2,391     $ 7,602       $ 6,926
  Non-Transportation               60            79         131           142
                              -------       -------     -------       -------
     Total                      2,665         2,470       7,733         7,068
                              -------       -------     -------       -------
Operating Expense
  Transportation                2,239         2,076       6,622         6,123
  Non-Transportation               44            44         106           105
  Restructuring Charge            ---           ---         257           ---
                              -------       -------     -------       -------
     Total                      2,283         2,120       6,985         6,228
                              -------       -------     -------       -------
Operating Income                  382           350         748           840
Other Income (Expense)              7            (6)         (2)           11
Interest Expense                   68            69         203           207
                              -------       -------     -------       -------
Earnings before
   Income Taxes                   321           275         543           644
Income Tax Expense                119            98         201           231
                              -------       -------     -------       -------
Net Earnings                  $   202       $   177     $   342       $   413
                              =======       =======     =======       =======
Earnings Per Share            $  1.92       $  1.68     $  3.25       $  3.94
                              =======       =======     =======       =======

Average Common Shares
  Outstanding (Thousands)     105,202       104,731     105,103       104,629
                              =======       =======     =======       =======
Common Shares
  Outstanding (Thousands)     105,242       104,744     105,242       104,744
                              =======       =======     =======       =======
Cash Dividends Paid Per
  Common Share                $   .44       $   .44     $  1.32       $  1.32
                              =======       =======     =======       =======


See accompanying Notes to Consolidated Financial Statements.

       PAGE 4
                CSX CORPORATION AND SUBSIDIARIES
              Consolidated Statement of Cash Flows
                      (Millions of Dollars)

                                                        Nine Months Ended
                                                     -----------------------
                                                     Sept. 29,     Sept. 30,
                                                        1995         1994
                                                     ---------     ---------
OPERATING ACTIVITIES
  Net Earnings                                          $ 342        $ 413
  Adjustments to Reconcile Earnings
    to Cash Provided
      Depreciation                                        446          431
      Deferred Income Taxes                               (57)         115
      Restructuring Charge                                257          ---
      Productivity/Restructuring Charge Payments         (117)        (103)
      Other Operating Activities                           75           42
      Changes in Operating Assets and Liabilities
        Accounts Receivable                               (98)         (62)
        Materials and Supplies                            (14)          10
        Other Current Assets                              (10)          15
        Accounts Payable and Other Current Liabilities    140          (37)
                                                        -----         ----
        Cash Provided by Operating Activities             964          824
                                                        -----         ----
INVESTING ACTIVITIES
  Property Additions                                     (819)        (517)
  Other Investing Activities                               39           71
                                                        -----         ----
        Cash Used by Investing Activities                (780)        (446)
                                                        -----         ----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                   (46)         180
  Long-Term Debt Issued                                   115           53
  Long-Term Debt Repaid                                   (95)        (287)
  Dividends Paid                                         (139)        (138)
  Other Financing Activities                                5           10
                                                        -----        -----
        Cash Used by Financing Activities                (160)        (182)
                                                        -----        -----
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Increase in Cash and Cash Equivalents                    24          196
  Cash and Cash Equivalents at Beginning of Period        265          298
                                                        -----        -----
        Cash and Cash Equivalents at End of Period        289          494
        Short-Term Investments at End of Period           274          156
                                                        -----        -----
        Cash, Cash Equivalents and Short-Term
          Investments at End of Period                  $ 563        $ 650
                                                        =====        =====
See accompanying Notes to Consolidated Financial Statements.

       PAGE 5
                CSX CORPORATION AND SUBSIDIARIES
          Consolidated Statement of Financial Position
                      (Millions of Dollars)

                                                September 29,  December 30,
                                                    1995          1994
                                                -------------  ------------
ASSETS
  Current Assets
    Cash, Cash Equivalents and
     Short-Term Investments                       $   563        $   535
    Accounts Receivable                               811            706
    Materials and Supplies                            225            211
    Deferred Income Taxes                             139            151
    Other Current Assets                               72             62
                                                  -------        -------
      Total Current Assets                          1,810          1,665
                                                  -------        -------
  Properties and Other Assets
    Properties                                     16,654         16,315
    Less Accumulated Depreciation                   5,466          5,271
                                                  -------        -------
      Properties - Net                             11,188         11,044
    Affiliates and Other Companies                    319            302
    Other Assets                                      711            713
                                                  -------        -------
      Total Properties and Other Assets            12,218         12,059
                                                  -------        -------
      Total Assets                                $14,028        $13,724
                                                  =======        =======
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current Liabilities
    Accounts Payable and Other
      Current Liabilities                         $ 2,122        $ 1,992
    Current Maturities of Long-Term Debt              387            312
    Short-Term Debt                                   155            201
                                                  -------        -------
      Total Current Liabilities                     2,664          2,505
                                                  -------        -------
  Long-Term Debt                                    2,564          2,618
                                                  -------        -------
  Deferred Income Taxes                             2,505          2,570
                                                  -------        -------
  Long-Term Liabilities and Deferred Gains          2,306          2,300
                                                  -------        -------
  Shareholders' Equity
    Common Stock                                      105            105
    Other Capital                                   1,418          1,368
    Retained Earnings                               2,599          2,391
    Minimum Pension Liability Adjustment             (133)          (133)
                                                  -------        -------
      Total Shareholders' Equity                    3,989          3,731
                                                  -------        -------
      Total Liabilities and Shareholders' Equity  $14,028        $13,724
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

NOTE 1.BASIS OF PRESENTATION

       In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of September 29, 1995 and December 30, 1994, the results of its operations for the quarters and nine months ended September 29, 1995 and September 30, 1994, and its cash flows for the nine months ended September 29, 1995 and September 30, 1994, such adjustments being of a normal recurring nature.

       Earnings per share are based on the weighted average of common shares outstanding for the third quarters and nine months ended September 29, 1995 and September 30, 1994. Dilution for the quarters and nine months ended September 29, 1995 and September 30, 1994, which could result if all outstanding common stock equivalents were exercised, is not significant.

       While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

       Certain prior-year data have been reclassified to conform to the 1995 presentation.

NOTE 2.RESTRUCTURING CHARGE

       In the second quarter, the company recorded a $257 million pretax restructuring charge, $160 million after-tax, $1.52 per share, to recognize the cost of initiatives undertaken to revise, restructure, and consolidate specific operations and administrative functions at its rail and container-shipping units. The initiatives resulted in a $163 million write-down of telecommunications assets rendered obsolete and will further result in separation payments totaling $80 million to approximately 800 affected employees and $14 million of lease and facility-related exit costs.

       The rail unit initiative represented $196 million of the total restructuring charge, covering the write-down of assets and cost of employee separations associated with a contractual agreement with AT&T Solutions ("AT&T") to replace, manage, and technologically enhance the unit's existing private telecommunications network. Under the agreement, which was effective May 1, 1995, AT&T will supply and manage new technology, thereby rendering the unit's existing telecommunications assets commercially obsolete. The unit will be obligated to pay minimum charges of approximately $330 million in equal annual amounts over the next ten years.

       The commercially obsolete assets represent the internal company-wide telecommunications network including the unit's existing microwave and fiber optic communications systems, portable radios, and road and yard communication pole line distribution systems. AT&T will provide wireless communications technology over its existing network to replace the rail unit's network.

       PAGE 7
                CSX CORPORATION AND SUBSIDIARIES
                --------------------------------
      Notes to Consolidated Financial Statements, Continued
  (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 2.RESTRUCTURING CHARGE, Continued

After the phase-in of this technology, AT&T will retain ownership of its equipment and will grant CSX access to the equipment and the network. The commercially obsolete assets have no alternative use and their net realizable value as an obsolete company-wide telecommunications network is not significant. As a result of the agreement with AT&T, the net book value of the assets being replaced was reduced by $163 million.

       The restructuring initiatives at the container-shipping unit include its global integration program and the reflagging of five U.S.-flag vessels to the registry of the Marshall Islands in accordance with approval received from the Federal Maritime Administration. The global integration program accounted for $31 million of the total restructuring charge and represented employee separation and facility exit costs associated with the global consolidation of senior management functions and relocation of its corporate headquarters to Charlotte, North Carolina, as well as the integration of its information technology requirements. The vessel reflagging initiative represented
$30 million of the total restructuring charge, primarily related to the cost of crew separations on the five vessels.

       The $80 million total provision for separation and labor protection payments under the rail and container-shipping initiatives was based upon existing collective bargaining agreements with members of clerical, electrical, and signal crafts and seafarer trades. The company expects 90% of the affected employees to be impacted within one year and the remaining 10% to be impacted within four to five years. Through September 29, 1995, 514 employee separations have been finalized and payments totaling $15 million have been made.

NOTE 3.ACCOUNTS RECEIVABLE

       The company has issued $200 million of Trade Receivable Participation Certificates ("Certificates"), at 5.05%, due September 1998. The Certificates are collateralized by $243 million of accounts receivable held in a master trust.

       In addition, the company has an agreement to sell with recourse on a monthly basis, an undivided percentage ownership interest in designated pools of accounts receivable up to a maximum of $200 million to a financial institution. At September 29, 1995 and December 30, 1994, accounts receivable sold under this agreement totalled $172 million.

       CSX has retained the collection and servicing responsibility with respect to accounts receivable held in trust or sold. The receivables sold and represented by Certificates issued have been reflected as reductions of "Accounts Receivable" in the Consolidated Statement of Financial Position.

       PAGE 8
                CSX CORPORATION AND SUBSIDIARIES
                --------------------------------
      Notes to Consolidated Financial Statements, Continued
  (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.OPERATING EXPENSE
                                     Quarter Ended      Nine Months Ended
                                  -------------------   -------------------
                                  Sept. 29, Sept. 30,   Sept. 29, Sept. 30,
                                    1995      1994        1995      1994
                                  --------- ---------   --------- ---------
Labor and Fringe Benefits         $  823    $  786       $2,441    $2,338
Materials, Supplies and Other        665       571        1,920     1,680
Building and Equipment Rent          288       292          859       863
Inland Transportation                242       219          708       607
Depreciation                         150       144          448       432
Fuel                                 115       108          352       308
Restructuring Charge                 ---       ---          257       ---
                                  ------    ------       ------    ------
  Total                           $2,283    $2,120       $6,985    $6,228
                                  ======    ======       ======    ======

NOTE 5.OTHER INCOME (EXPENSE)
                                        Quarter Ended     Nine Months Ended
                                     -------------------  --------------------
                                     Sept. 29, Sept. 30,  Sept. 29,  Sept. 30,
                                       1995      1994       1995       1994
                                     --------- ---------  --------- ----------
Interest Income                       $   19    $   12     $   48   $   40
Gain on South Florida Track Sale         ---       ---        ---       22
Net Costs for Accounts Receivable Sold    (8)       (7)       (24)     (22)
Minority Interest                         (8)       (5)       (19)     (13)
Equity Earnings of Other Affiliates       (1)       (2)        (4)      (8)
Miscellaneous                              5        (4)        (3)      (8)
                                      ------    ------     ------   ------
  Total                               $    7    $   (6)    $   (2)  $   11
                                      ======    ======     ======   ======

NOTE 6.ACCOUNTS PAYABLE AND OTHER CURRENT LIABILITIES

                                              September 29,  December 30,
                                                   1995         1994
                                                ---------    ------------
Trade Accounts Payable                           $  960        $  926
Labor and Fringe Benefits                           542           543
Income Taxes and Other                              425           337
Casualty Reserves                                   195           186
                                                 ------        ------
  Total                                          $2,122        $1,992
                                                 ======        ======
NOTE 7.COMMITMENTS AND CONTINGENCIES

       As part of the restructuring initiative, CSX Transportation, Inc. ("CSXT") entered a contractual agreement with AT&T to replace and technologically enhance its existing private telecommunications network. The

       PAGE 9
                CSX CORPORATION AND SUBSIDIARIES
                --------------------------------
      Notes to Consolidated Financial Statements, Continued
  (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.COMMITMENTS AND CONTINGENCIES, Continued

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

       CSXT is a party in various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions relating to 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund Statute ("Superfund") or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

       The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, where available, and existing technology, laws and regulations. CSXT's best estimate of the allocation method and percentage of liability when other potentially responsible parties are involved are based on assessments by consultants, agreements among potentially responsible parties, or determinations by the EPA or other regulatory agencies.

       CSXT frequently reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed potentially responsible parties at the location. The ultimate liability for remediation is difficult to determine with certainty because of the number of and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

       Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and periodically reviews for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 29, 1995, and December 30, 1994, were $136 million and $140 million,

       PAGE 10
respectively. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as for ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 29, 1995 environmental liability is expected to be paid out over the next five years, funded by cash generated from operations.

       The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

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



























       PAGE 11

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Third-Quarter 1995 Compared With 1994
--------------------------------------

       The company reported net earnings for the third quarter ended September 29, 1995, of $202 million, $1.92 per share, versus $177 million, $1.68 per share for the third quarter ended September 30, 1994.

       Operating revenue for the third quarter of 1995 was $2.7 billion, 8% above the prior year quarter of $2.5 billion, resulting primarily from higher rail, container-shipping and barge volumes and an improved rate environment. Operating expense was $2.3 billion for the third quarter, 10% higher than the $2.1 billion reported for the third quarter of 1994. Operating income was $382 million for the third quarter of 1995, up $32 million from 1994's third quarter.

Rail Unit Results
-----------------

       CSX's rail unit achieved its sixth consecutive record quarter, excluding the effect of the restructuring charge recorded in the second quarter of 1995. Third quarter operating income was $269 million, up 20 percent from 1994's $224 million quarter.

       The unit held operating expense flat while handling a 2 percent increase in carloads. Operating revenue rose 4 percent, to $1.2 billion, resulting in a quarterly operating ratio of 77.4 percent--the unit's best to date.

       Traffic was strong across virtually all major commodity groups. Merchandise traffic rose 4 percent, led by gains in chemicals, agricultural products, and phosphates and fertilizer. Overall, coal volume rose 2 percent in the quarter to 40.2 million tons, with strong export coal movements more than offsetting a slight decline in domestic coal traffic.
















       PAGE 12

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail Unit Results, Continued
----------------------------

                                       RAIL OPERATING INCOME
                                       (Millions of Dollars)
                                   -----------------------------
                       Quarter Ended               Nine Months Ended
                     -------------------           ------------------
                     Sept. 29, Sept. 30,  Percent  Sept. 29, Sept. 30, Percent
                       1995      1994     Change     1995      1994    Change
                     --------  ---------  -------   -------   -------- -------
Operating Revenue
  Merchandise        $  767     $  733      5%     $ 2,363     $ 2,277     4%
  Coal                  388        384      1%       1,133       1,086     4%
  Other                  36         30     20%         100          79    27%
                     ------     ------             -------     -------
    Total             1,191      1,147      4%       3,596       3,442     4%

Operating Expense       922        923     ---       3,007       2,777     8%
                     ------     ------             -------     -------
Operating Income     $  269     $  224     20%     $   589     $   665   (11)%
                     ======     ======             =======     =======
Operating Income (a) $  269     $  224     20%     $   785     $   665    18%
                     ======     ======             =======     =======
Operating Ratio        77.4%      80.5%               83.6%       80.7%
                     ======     ======             =======     =======
Operating Ratio (a)    77.4%      80.5%               78.2%       80.7%
                     ======     ======             =======     =======

    (a)Pro forma basis, excluding $196 million restructuring charge.

Container-Shipping Unit Results
-------------------------------

       The container-shipping unit generated operating income of $70 million, down from $78 million for 1994's third quarter. The decrease was largely due to $13 million of relocation expenses associated with the unit's global integration initiative and $8 million in casualty losses and other expenses related to a ship collision.

       The unit achieved record third quarter operating revenue of $1.03 billion, 12 percent higher than the 1994 period. Contributing to the record revenue were a 6 percent increase in volume and higher average rates per container in all major trade lanes.





       PAGE 13

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Intermodal Unit Results
-----------------------

       The company's intermodal unit's operating revenue was up 1 percent to $233 million in the quarter on a 2 percent decline in volume. Domestic volume declined 4 percent while international traffic rose 1 percent. Operating expense for the quarter was $228 million, versus $213 million in the prior-year period, primarily due to higher volume on the western portion of the intermodal unit's network and the continuing expense to maintain service levels in the East.

Barge Unit Results
------------------

       The company's barge unit more than doubled its operating income to $36 million from $16 million in the prior-year quarter. Operating revenue rose 33 percent over the 1994 period to $152 million, reflecting strong rates as well as surging demand for transportation of grain and other bulk commodities in the inland waterway system. Operating expense increased 18 percent over the prior-year quarter to $116 million, as the company took steps to expand capacity in response to favorable market conditions.

First Nine Months 1995 Compared to 1994
---------------------------------------

       For the first nine months of 1995, CSX earned $342 million, $3.25 per share. Excluding the effect of the second-quarter, $257 million pretax restructuring charge previously discussed, earnings for the first nine months of 1995 would have been $502 million, $4.77 per share, up 22 percent from the 1994 period. In the first nine months of 1994, CSX earned $413 million, $3.94 per share.

       The results for the first nine months of 1995 reflect the success of the company's efforts to reduce costs, improve service and profitably respond to growth opportunities and increased demand. In addition, the strength of the domestic and global economies have positively impacted the year-to-date results for 1995.

FINANCIAL CONDITION
-------------------

       Cash, cash equivalents and short-term investments totaled $563 million at September 29, 1995, an increase of $28 million since December 30, 1994. Primary uses of cash, cash equivalents and short-term investments were property additions, repayment of long-term debt, payment of dividends, and payments relating to productivity/restructuring charge liabilities. Primary sources of cash, cash equivalents and short-term investments were operations and the issuance of long-term debt.

       PAGE 14

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
------------------------------

       During the first nine months of 1995, net investing activities consumed $780 million of cash and cash equivalents compared with $446 million consumed in the first nine months of 1994. The increase in investing activities was primarily due to the timing of property additions compared to the nine months ended September 30, 1994.

       Financing activities used $160 million of cash and cash equivalents for the nine months ended September 29, 1995. This was a $22 million decrease from the $182 million of cash used by financing activities in the first nine months of 1994. The change was primarily due to a reduction in proceeds from net short-term borrowings, an increase in proceeds from the issuance of long-term debt, and a decrease in the repayment of long-term debt.

       The working capital deficit increased $14 million during the nine months ended September 29, 1995. The increase in the working capital deficit was primarily due to an increase in trade accounts payable and income and other taxes payable and an increased level of current maturities of long-term debt. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. For the full year, CSX does not expect significant changes in working capital or debt levels from the prior year. Property additions for the full year are expected to be approximately $100 million higher than 1994.

FINANCIAL DATA
--------------
                                                   (Millions of Dollars)
                                             -------------------------------
                                             September 29,      December 30,
                                                 1995              1994
                                             -------------      ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $ 563             $ 535
Commercial Paper Outstanding -
  Short-Term                                     $ 155             $ 201
Commercial Paper Outstanding -
  Long-Term                                      $ 300             $ 300
Working Capital (Deficit)                        $(854)            $(840)
Current Ratio                                      .68               .66
Debt Ratio                                         39%               41%
Ratio of Earnings to Fixed Charges                2.6x (a)          3.1x

   (a) Excluding the pre-tax restructuring charge of $257 million, the ratio of earnings to fixed charges would have been 3.4x for the nine months ended September 29, 1995.



ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK
-------

       During the fourth quarter of 1995, each of CSX's transportation units anticipates favorable revenue levels compared with 1994. The higher revenue levels are expected to result from strong demand for transportation services and a stable domestic economy. The company also plans to continue the intense focus on productivity improvements and expense control throughout its transportation units.

       Entering the fourth quarter of 1995, the rail unit is experiencing solid demand for export coal shipments as U.S. producers take advantage of increased economic activity abroad. Merchandise traffic is expected to maintain its strength over the remainder of the year. Additionally, the rail unit anticipates continuing benefits from its cost reduction efforts.

       The rail unit continues to monitor and be actively involved in on-going industrywide labor contract negotiations. These negotiations have traditionally taken place over a number of months and have not resulted in any extended work stoppages.

       The container-shipping unit anticipates solid traffic flows in the fourth quarter of 1995 in all of its trade lanes. Strong demand for ocean transportation should allow the unit to select higher-rated traffic. The unit expects to incur an additional $4 million to $6 million in relocation and training expenses during the remainder of 1995 associated with its global integration initiative.

       The intermodal unit expects lower domestic trailer volumes to continue in the fourth quarter due to motor carrier competition. The unit will continue to benefit from stronger international traffic revenue. The unit has initiated cost reduction efforts in response to the motor carrier competition.

       The barge unit anticipates continued demand for its services, resulting particularly in export grain shipments. With this demand, strong barge rates are expected to continue in 1995.

OTHER MATTERS
-------------

       At its October 11, 1995 meeting, the Board of Directors approved a two-for-one split of the company's common stock. Shareholders of record as of December 4, 1995 will receive one new share of common stock for every share they own on that date. Distribution of new shares will start December 21, 1995.

       The company is assessing any potential impact of the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which it expects to adopt for its fiscal year ending December 27, 1996. The company has not completed a determination as to whether or not indicators of impairment of long-lived assets are present in its operating units.
                             - 15 -



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

                                            CSX CORPORATION
                                            (Registrant)


                                            /s/ GREGORY R. WEBER
                                            ------------------------------
                                            Gregory R. Weber
                                            Vice President, Controller and
                                            Treasurer
Dated:  November 7, 1995                    (Principal Accounting Officer)


























