Form 10-K405
period 1995-12-29
CSX CORP
filed 1996-03-01
CIK 277948

PAGE 1
                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 29, 1995
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

          Securities registered pursuant to Section 12(b) of the Act:
                                                    Name of each exchange on
      Title of each class                                which registered
-------------------------------                  -----------------------------
  Common Stock, $1 Par Value                         New York Stock Exchange

       Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On January 26, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates (using the New York Stock Exchange closing price) was $8.8 billion.

On January 26, 1996, there were 210,529,205 shares of Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the annual meeting of security holders on April 25, 1996, for Part III (Items 11, 12 and 13) is incorporated by reference.
                                     - 1 -



         PAGE 2
                                CSX CORPORATION
                     EDGAR Index - Form 10-K Annual Report

Item No.                                            Page & Note Reference
--------                                            ---------------------
PART I

 1.   Business                                      4-5, 15-30 and Note 15 to
                                                    Consolidated Financial
                                                    Statements

 2.   Properties                                    15-30 and Notes 1, 6
                                                    and 8 to Consolidated
                                                    Financial Statements

 3.   Legal Proceedings                             Note 13 to Consolidated
                                                    Financial Statements

 4.   Not Applicable

PART II

 5.   Market for the Registrant's
       Common Equity and Related
       Stockholder Matters                          66-70

 6.   Selected Financial Data                       4-5

 7.   Management's Discussion and                   15-30
        Analysis of Financial Condition
        and Results of Operations


 8.   Financial Statements and
       Supplementary Data
         The response to this item is
         submitted in Item 14.

 9.   Not Applicable

PART III

10.  Directors and Executive Officers               61-65
       of the Registrant

11.  Executive Compensation                         (a)

12.  Security Ownership of Certain                  (a)
       Beneficial Owners and Management

13.  Certain Relationships and Related              (a)
       Transactions

         PAGE 3
                                CSX CORPORATION
                        EDGAR Index - Form 10-K Report

Item No.                                            Page & Note Reference
--------                                            ---------------------
PART IV

14.   Exhibits, Financial Statement
       Schedules and Reports on Form 8-K
      a.  Consolidated Statement of
           Earnings for the Years Ended
           Dec. 29, 1995, Dec. 30, 1994 and
           Dec. 31, 1993                            31
          Consolidated Statement of
           Cash Flows for the Years Ended
           Dec. 29, 1995, Dec. 30, 1994 and
           Dec. 31, 1993                            32-33
          Consolidated Statement of
           Financial Position at
           Dec. 29, 1995, Dec. 30, 1994 and
           Dec. 31, 1993                            34
          Notes to Consolidated Financial
           Statements for the Years Ended
           Dec. 29, 1995, Dec. 30, 1994 and
           Dec. 31, 1993                            36-59
          Report of Independent Auditors            60
          Index to Exhibits                         E-1
      b.  Reports on Form 8-K
           None.


(a) Items Number 11, 12 and 13 will be incorporated by reference from the registrant's 1996 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                             FINANCIAL HIGHLIGHTS

                               (Millions of Dollars, Except Per Share Amounts)
                              1995(a)   1994(b)    1993(c)    1992    1991(d)
                              -------   -------    -------   -------  -------
SUMMARY OF OPERATIONS
   Operating Revenue          $10,504   $ 9,608   $ 8,940   $ 8,734   $ 8,636
                              -------   -------   -------   -------   -------
   Operating Expense            9,075     8,376     7,934     7,769     7,782
   Productivity/Restructuring
     Charge (e)                   257       ---        93       699       755
                              -------   -------   -------   -------   -------
     Total Operating Expense    9,332     8,376     8,027     8,468     8,537
                              -------   -------   -------   -------   -------
   Operating Income           $ 1,172   $ 1,232   $   913   $   266   $    99
                              -------   -------   -------   -------   -------
   Net Earnings (Loss)        $   618   $   652   $   359   $    20   $   (76)
                              =======   =======   =======   =======   =======
PER COMMON SHARE(f)
   Net Earnings (Loss)        $  2.94   $  3.12   $  1.73   $   .10   $  (.38)
                              =======   =======   =======   =======   =======
   Cash Dividends             $   .92   $   .88   $   .79   $   .76   $   .72
                              =======   =======   =======   =======   =======
   Market Price - High        $ 46.13   $ 46.19   $ 44.06   $ 36.81   $ 29.00
                - Low         $ 34.63   $ 31.56   $ 33.19   $ 27.25   $ 14.88
                              =======   =======   =======   =======   =======
PERCENTAGE CHANGE FROM
  PRIOR YEAR
   Operating Revenue             9.3%      7.5%      2.4%      1.1%      5.3%
                              =======   =======   =======   =======   =======
   Operating Expense            11.4%      4.3%    (5.2)%     (.8)%     15.5%
                              =======   =======   =======   =======   =======
   Operating Expense,
    excluding Productivity/
    Restructuring Charge         8.3%      5.6%      2.1%     (.2)%      6.1%
                              =======   =======   =======   =======   =======
   Cash Dividends Per Common
    Share                        4.5%     11.4%      3.9%      6.3%      2.1%
                              =======   =======   =======   =======   =======
SUMMARY OF FINANCIAL POSITION
   Cash, Cash Equivalents and
     Short-Term Investments   $   660   $   535   $   499   $   530   $   465
                              =======   =======   =======   =======   =======
   Working Capital (Deficit)  $(1,056)  $  (840)  $  (704)  $  (859)  $  (942)
                              =======   =======   =======   =======   =======
   Total Assets               $14,282   $13,724   $13,420   $13,049   $12,798
                              =======   =======   =======   =======   =======
   Long-Term Debt             $ 2,222   $ 2,618   $ 3,133   $ 3,245   $ 2,804
                              =======   =======   =======   =======   =======
   Shareholders' Equity       $ 4,242   $ 3,731   $ 3,180   $ 2,975   $ 3,182
                              =======   =======   =======   =======   =======
   Book Value Per Common
     Share(f)                 $ 20.15   $ 17.81   $ 15.27   $ 14.37   $ 15.54
                              =======   =======   =======   =======   =======

         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                        FINANCIAL HIGHLIGHTS, CONTINUED

                              1995(a)   1994(b)    1993(c)    1992    1991(d)
                              -------   -------    -------   -------  -------
EMPLOYEE COUNT(g)
   Rail                        29,537    29,729    30,461    30,916    33,239
   Other                       18,428    17,974    17,847    16,681    16,644
                              -------   -------   -------   -------   -------
      Total                    47,965    47,703    48,308    47,597    49,883
                              =======   =======   =======   =======   =======

See accompanying Notes to Consolidated Financial Statements.

(a) In 1995, the company recognized a net investment gain of $77 million, $51 million after tax, 24 cents per share, on the issuance of an equity interest in a Sea-Land terminal and related operations in Asia and the write-down of various investments.
(b) In 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in an accelerated pretax gain of $69 million and increased net earnings by $42 million, 20 cents per share.
(c) The company revised its estimated annual effective tax rate in 1993 to reflect the change in the federal statutory income tax rate from 34 to 35 percent. The effect of this change was to increase income tax expense for 1993 by $56 million, 26 cents per share. Of this amount, $51 million, 24 cents per share, related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.
(d) In 1991, the company consummated the sale of a one-third interest in a Sea-Land terminal in Asia, the sale of the stock of RF&P Corporation and other investment transactions. These items resulted in a pretax gain of $80 million and increased net earnings by $32 million, 16 cents per share.
(e) In 1995, the company recorded a $257 million pretax charge to recognize the estimated costs of initiatives to revise, restructure and consolidate specific operations and administrative functions at its rail and container-shipping units. The restructuring charge reduced net earnings by $160 million, 76 cents per share. In 1993, the company recorded a $93 million pretax charge to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The restructuring charge reduced net earnings by $61 million, 30 cents per share. In 1992, the company recorded a charge to recognize the estimated costs of buying out certain trip-based compensation elements paid to train crews. The pretax charge amounted to $699 million and reduced net earnings for 1992 by $450 million, $2.19 per share. In 1991, the company recorded a charge to provide for the estimated costs of implementing work-force reductions, improvements in productivity and other cost reductions at its major transportation units. The pretax charge amounted to $755 million and reduced 1991 net earnings by $490 million, $2.44 per share.
(f) Amounts per common share for all periods presented have been restated to reflect the 2-for-1 common stock split distributed to shareholders in December 1995.
(g)  Employee counts based on annual averages.

         PAGE 6

CHAIRMAN'S MESSAGE

         CSX created $2.5 billion in shareholder value in 1995. More importantly, the company continued to achieve strong earnings growth and to create substantial value for the future. Our core transportation units are aggressive competitors, committed to continuous performance improvement. The markets we serve are growing, and our future has never looked brighter. Despite the impressive performance record we achieved in recent years, we have the capacity and capability to do even better.

To Our Shareholders:

         CSX had another outstanding year in 1995. We turned in strong financial results, strengthened the core earning power of the company and created superior value for our shareholders.

         Despite only moderate economic growth in the United States and abroad, we built upon our record 1994 performance. Operating revenue rose 9 percent, surpassing $10 billion for the first time. Excluding a second-quarter restructuring charge, operating income also set a record, up 16 percent from the previous year.

         The $257 million pretax charge primarily covered the cost of enhancing our railroad's communications network, consolidating operations at our container-shipping unit's new headquarters and reflagging five vessels. These initiatives are sound investments that will yield greater efficiencies.

         CSX earned $618 million, or $2.94 per share, in 1995, compared with $652 million, or $3.12 per share, the previous year, including the 1995 charge and one-time gains recorded both years. Without these unusual items, earnings per share were $3.46, up 18 percent from 1994's record level. All per-share figures reflect 1995's 2-for-1 stock split.

Creating Superior Value

         We are proud of these strong financial results and what they say about the progress taking place throughout CSX. At each of our core transportation units, we are reducing costs, improving safety and productivity and raising customer service to new levels. In the process, we are creating significant value for the long term by building stronger, better managed, more competitive and more profitable organizations.

         The stock market recognized the value we created in 1995, as CSX stock generated a total return of 34 percent during the year, including dividends. More important, however, are the expectations we built for further progress in 1996 and beyond.

         I noted in last year's report that the market value of CSX stock had doubled during the first half of this decade, and that we intended to match or exceed that performance between 1995 and the end of the decade. Our performance in 1995 puts us on course to meet, if not exceed, that target.




         PAGE 7
                            Pro Forma Net Earnings
               ------------------------------------------------
               (Millions of Dollars, Except Per Share Amounts*)
                                        1995          1994          1993
                                     -----------   -----------   -----------
                                            Per           Per           Per
  Description (All After Tax)        Amt.  Share   Amt.  Share   Amt.  Share
  ---------------------------        ----  -----   ----  -----   ----  -----
  Net Earnings as Reported           $618  $2.94   $652  $3.12   $359  $1.73
  Net Gains From Investment
    Transactions                      (51)  (.24)   (42)  (.20)   ---    ---
  Statutory Tax Rate Adjustment       ---    ---    ---    ---     51    .24
  Restructuring Charges               160    .76    ---    ---     61    .30
                                     ----  -----   ----  -----   ----  -----
  Pro Forma Total                    $727  $3.46   $610  $2.92   $471  $2.27
                                     ====  =====   ====  =====   ====  =====
* All per-share amounts reflect stock split.

Outstanding Rail Results

         Our railroad, CSX Transportation Inc. (CSXT), turned in a tremendous performance for the year. Excluding its second-quarter charge, CSXT generated record operating income in excess of $1 billion, while achieving its best operating ratio and safety performance ever. These results reflect the discipline and continued success of the railroad's Performance Improvement Teams, which have taken $500 million out of CSXT's cost base since 1992. Additional reductions of more than $100 million are targeted for 1996.

         CSXT's management team has committed itself to being a high-performance organization, dedicated to the highest standards of operational excellence. In simple terms, that means providing the safest and most reliable rail transportation possible. The company has implemented a strategy to take operational excellence from vision to reality, and we're already seeing great results.

         Two areas of primary focus for our railroad in 1996 will be service reliability and asset utilization - both critical and interrelated drivers of growth, customer satisfaction and profitability.

         During 1995, CSXT put in place an integrated service planning process and redesigned operations to improve service reliability. The railroad also began restructuring its operating divisions into service lanes to link field operations with centralized, cross-functional teams responsible for such activities as crew calling, customer service and dispatching. Combining the focus and flexibility of local teams with the efficiencies of centralized support functions will allow CSXT to raise service reliability and asset utilization to new heights in 1996.

         CSXT has made dramatic improvements in asset utilization in recent years. For example, the railroad handled 14 percent more loads with its own car fleet in 1995 than it did in 1993, even though it reduced the size of the fleet by 8 percent during the same period. While that's dramatic improvement, we're still getting as little as one paid load per month on some types of equipment. We can and will do better, working closely with our customers and other railroads.

         PAGE 8

         Car utilization alone has untapped potential that will mean millions of dollars in additional savings and earnings for CSXT in the years ahead. In fact, each one-day reduction in the average car cycle (the time it takes a rail car to pick up a load, deliver it and return to pick up another load) enables CSXT to handle 83,000 additional loads a year with its overall car fleet - without investing a single dollar in additional equipment.

         In addition to increasing productivity and lowering costs, better utilization of physical assets translates directly into enhanced customer service and, thus, greater demand for that service. While working hard to improve the quality and reliability of its product, CSXT also will strive during 1996 to reap the full value of its service.

         After years of steady progress cutting costs and improving productivity - an effort that certainly will continue - CSXT is committed to improving its top line, both by attracting new business and by implementing selective rate increases that more accurately reflect the true value of its service. We expect CSXT's rates will trend upward in 1996 and beyond, as the railroad begins to reverse price erosion that has caused the rail industry's inflation-adjusted rates to decline 39 percent over the past 10 years.

Historic Year for Sea-Land

         In many ways, 1995 was a momentous year for our container-shipping and logistics unit, Sea-Land Service Inc. (Sea-Land). Not counting its $61 million portion of the second-quarter restructuring charge, Sea-Land generated record operating income of $238 million. The company moved 1.4 million container loads, a 12 percent increase over the prior year's level, and increased rates by 2 percent on average.

         In May, Sea-Land and Maersk Line agreed to share vessels and terminals around the globe, thus leveraging the resources of two of the largest and most respected container-shipping companies in the world. When fully implemented in 1997, the operating alliance will solidify Sea-Land's position as the leading provider of containerized transportation and logistics services. It also will produce significant operating income beginning in 1997 and will allow Sea-Land to offer its customers faster transit times, better flexibility and more direct ports of call.

         Sea-Land successfully implemented its global integration program during the first half of the year, relocating corporate and divisional headquarters to Charlotte, N.C. The consolidation improved coordination and communication, both within the organization and with customers and suppliers, and is expected to generate annual savings of more than $14 million.

         During the year, the company also made important progress in reducing its vessel operating costs by reflagging five U.S.-flag vessels to the registry of the Marshall Islands, while continuing to support ongoing efforts to reform U.S. maritime policy. The reflagging will produce annual operating savings of $3 million per ship.

         Sea-Land's ongoing commitment to reduce its cost base through process redesign produced more than $120 million in cost savings in 1995, bringing the four-year total to more than $500 million. Performance Improvement Teams have

         PAGE 9

targeted another $130 million in expense reductions in 1996, in such areas as terminal efficiency, inland transportation and vessel operating costs.

         We believe the progress Sea-Land made and the initiatives it implemented in 1995 leave the company well prepared for the changes the container-shipping industry faces in the near future. Though the exact course is uncertain, the U.S. maritime industry almost certainly will undergo some degree of deregulation, possibly beginning this year. We believe this will produce significant long-term benefits for carriers and shippers alike. Furthermore, Sea-Land is fully able to compete successfully in deregulated markets; in fact, nearly two-thirds of the company's operations would not be affected by U.S. deregulation.

Difficult Year for Intermodal

         For the intermodal industry and for CSX Intermodal Inc. (CSXI), 1995 was a difficult and disappointing year. Overcapacity in the trucking industry led to intense competition and a decline in CSXI's trailer volumes. This was only partially offset by strength in both international and transcontinental domestic container traffic. Though overall traffic was flat compared with the previous year, fixed rail costs in CSXI's principal trailer lanes and higher equipment expenses resulted in reduced profits. Operating income fell from $61 million in 1994 to $30 million in 1995.

         CSXI responded aggressively to market conditions by implementing cost-cutting initiatives and service enhancements. The company cut total employment by 16 percent and reduced its trailer fleet by 40 percent. In early 1996, CSXI announced it was consolidating staffs and more closely aligning its operations with those of CSXT and Sea-Land in order to maximize its potential in what we view as an important growth market. We are confident that these and other initiatives will bring about strong improvement in CSXI's 1996 earnings.

Terrific Barge Results

         Our barge company, American Commercial Lines Inc. (ACL), capitalized on excellent market conditions in 1995, as strong global demand for grain boosted revenue. The company took full advantage of favorable rates by repositioning assets to capture higher-margin traffic along the inland waterways.

         ACL's operating income soared to $106 million, an increase of 68 percent over 1994's level. In addition to the favorable market conditions, this new level of performance reflects the re-engineering and organizational improvements the company has undergone in recent years.

         The company also set the stage for further earnings growth by agreeing to acquire the marine assets of Conti-Carriers & Terminals Inc. The transaction, which was completed in January 1996, increased ACL's fleet by 400 barges and eight towboats. The company also expanded its presence in South America, where it is the largest provider of barge services, by initiating operations on the Parana River.




         PAGE 10

Looking to the Future

         In 1996, each of our core transportation units intends to improve upon last year's financial performance, while continuing to build the foundation for further progress in the years ahead. CSX is well-positioned to produce significantly higher earnings in 1996 and the foreseeable future. We recognize the need to run our businesses at peak performance while building for the future. Thus, we are focused both on the present requirements of our businesses and on building for even better performance in the years ahead.

         While continuing to improve the productivity of our physical assets, we are committed to enhancing our "people power" by focusing on the professional development of our employees and by sharing intellectual capital among our transportation businesses. This is crucial to developing and maximizing our capabilities and taking utmost advantage of emerging transportation opportunities.

         Our customers are discovering logistics management is a strategic platform that offers tremendous potential for reducing costs and creating competitive advantages. As global companies strive to reduce inventories, source globally and focus on core competencies, they increasingly are looking to innovative logistics providers who can manage their entire supply chain - from inbound raw materials and supplies to finished products. We believe CSX is uniquely positioned to provide an array of value-added solutions for our customers' increasingly complex and sophisticated distribution requirements.

         We are proud of the reputations our transportation units have built as leaders and innovators, and of the recognition CSX has achieved as a premier provider of transportation services on a global scale. We have the most comprehensive collection of transportation assets, systems and expertise anywhere. Furthermore, we have the vision, the means and the will to create superior value for our customers, our employees and our shareholders. And we intend to make the most of it.

Special Thanks

          In closing, I want to pay tribute to Sir Denis Thatcher, who has retired after seven years of exemplary service to CSX as Counsellor to the Board of Directors. Sir Denis brought to the board a unique perspective on the growing complexities of the business world, and his contributions helped guide CSX in its development as a global transportation company. We will miss his astute observations and wise counsel.

         Finally, I want to extend my special thanks to the nearly 48,000 CSX employees whose hard work and dedication made possible our outstanding performance in 1995. I know we can continue to count on their support as we strive to make CSX the finest transportation company in the world.

Sincerely,

/s/ JOHN W. SNOW
----------------
John W. Snow
Chairman and Chief Executive Officer

PUBLIC POLICY STATEMENT

         Change was the hallmark of 1995 legislative sessions in Washington and statehouses across the nation. The promise of the 1994 elections began to be fulfilled, resulting in decisions more favorable to business, job creation and future economic growth than at any time in recent memory. On the other hand, much remains to be done.

         The close of the year brought one historic change. The Interstate Commerce Commission, which regulated much of the nation's commerce for more than a century, was abolished. A new Surface Transportation Board, which will have certain authority to regulate railroads, was established as an independent entity at the U.S. Department of Transportation. The archaic laws placing restraints on intermodal transportation were abolished. Meanwhile, Congress agreed to take up maritime reform, which is critical to maintaining a U.S.-flag fleet, but did not complete that legislation. Tort reforms were adopted in some states, but sadly, no real progress was made to modernize the Federal Employees Liability Act (FELA), which governs rail worker accidents and creates real barriers to improving safety.

Maritime Issues

         In 1996, Congress is expected to take up proposals to phase out the Federal Maritime Commission and the deregulate the maritime industry. The current regulatory system impedes the use of contracts and global arrangements between carriers and their customers.

         CSX took the lead in the debate on deregulation last year, and continues to support a staged reduction in maritime regulation that will avoid placing American-liner carriers at a competitive disadvantage or compromising vital national interests.

         There may be a push to repeal the "Jones Act", the law covering America's coastal and domestic waterborne commerce in 1996. We believe such efforts would be misguided and will once again fail. The Jones Act carriers, who only operate within the United States, should not be made to compete with foreign carriers who choose not to comply with our basic wage, safety and health laws, especially since foreign countries exclude U.S. carriers from their own domestic trades.

         CSX also continues to strongly advocate maritime reform that provides for reasonable payments to help offset the higher costs of operating under the U.S. flag. In the absence of such support, U.S. carriers must be allowed to reflag vessels, while making them available for defense purposes in time of national emergency. Without such change, the United States will soon be without an adequate U.S.-flag fleet to serve our country in emergencies.

Railroad Issues

         Consistent with the move toward less government, legislation was put forward in 1995 to scale back federal subsidies for Amtrak. Final consideration of the legislation should take place in 1996. CSX supports efforts to assist Amtrak in restructuring its operations and routes. We seek fair treatment to protect freight carriers form liability arising from passenger operations and to compensate freight carriers fully for the use of their systems.

         We also support the concept of public commuter rail service where it is properly funded, well planned and does not hurt our efforts to improve rail freight service. However, forcing a combination of today's rail freight demands with those of urban areas is a compromise for both sets of needs that inevitably leads to dissatisfied customers. Ultimately, more commuters would return to already congested highways to face more large trucks hauling freight. CSX believes that the best option is to develop separate commuter systems where feasible along existing rail rights of way. Clearly, such an approach offers a "win-win" opportunity for the public authorities, commuters and freight customers.

         Although some progress was made in 1995 to reform regulation dealing with rail safety, we hope this year will bring fundamental change. CSX is an industry leader in train accident and personal injury prevention and we are committed to being the safest railroad in the nation. We believe rail management, working together with railroad employees, knows the best way to further improve safety. Too much of today's regulation is based on rules that constrict the introduction of new approaches to improving rail safety performance. More broadly defined, performance-based approaches will foster a more creative and efficient system of regulation.

         CSX sets aggressive safety improvement targets each year and meets or exceeds those targets. Our goal is to eliminate accidents and injuries. In the unfortunate event an accident occurs, our priority is discovering the cause of the accident and assisting the accident victim. Unfortunately, certain aspects of our court system today work contrary to this philosophy, resembling a lottery that benefits neither workers nor the company, but only a small number of lawyers. Over the years, we have seen some reform in the courts at the state level, and we will push for further reforms in 1996. We also will continue efforts to reform FELA, as it impedes our efforts to improve the work place.

         Another target for 1996 will be our program to work closely with the states in our territory to improve rail-highway grade crossing safety. We must close redundant crossings and continue public education efforts about safety and rail-highway grade crossings.

         The structure of the railroad industry continues to change. One large merger of western carriers has been approved and another is proposed. Whether there will be other mergers is unclear. CSX fully intends to protect its interests in this changing environment.

Public Policy Outlook

         CSX will continue to advocate less government involvement in the lives of all Americans. Businesses like ours face fierce competition every day at home and around the world. The discipline of the marketplace demands the improvement of our services and lower costs.




                       CSX CORPORATION AND SUBSIDIARIES
                               FINANCIAL POLICY

A Message to Shareholders on CSX's Financial Principles

         The management of CSX Corporation is dedicated to reporting the company's financial condition and results of operations in an accurate, timely and conservative manner in order to give shareholders all the information they need to make decisions about investment in the company. CSX management also strives to present to shareholders a clear picture of the company's financial objectives and the principles that guide its employees in achieving those goals. Actual results may differ materially from those objectives. Factors that might negatively affect future performance include: general economic downturns, which may limit demand and pricing; labor matters, which may impact costs or service; adverse weather conditions, which may impact operating expense; and changes in regulatory environmental policy, which may impact the costs and feasibility of certain operations and commodity shipments.

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

         Capital expenditures: CSX business units are expected to earn returns on capital expenditures in excess of the CSX cost of capital. Business units that do not earn above the CSX cost of capital and do not generate an adequate level of free cash flow over an appropriate period of time will be evaluated for sale or other disposition.

         Taxes: CSX will pursue all available opportunities to pay the lowest federal, state and foreign taxes, consistent with applicable laws and regulations and the company's obligation to carry a fair share of the cost of government. CSX also works through the legislative process to keep effective tax rates as low as possible.

         Debt ratings: The company will strive to maintain its investment grade debt ratings, which allow cost-effective access to major financial markets worldwide. The company will work to manage its business operations in a manner consistent with meeting this objective, including monitoring its debt levels and the amount of fixed charges it incurs.

         Financial instruments: From time to time the company may employ financial instruments as part of its risk management program. The objective would be to manage specific risks and exposures and not to actively trade financial instruments for profit or loss.
                                    - 13 -



A Message to Shareholders on CSX's Financial Principles, Continued

         Dividends: The cash dividend is reviewed regularly in the context of inflation and competitive dividend yields. The dividend may be increased periodically if cash flow projections and reinvestment opportunities show the higher payout level will best benefit shareholders.

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

         CSX and its subsidiaries maintain internal controls designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized by management and recorded in conformance with generally accepted accounting principles. Controls include accounting tests, written policies and procedures and a code of corporate conduct routinely communicated to all employees. An internal audit staff monitors the compliance with and effectiveness of established policies and procedures.

         The Audit Committee of the board of directors, which is composed solely of outside directors, meets periodically with management, internal auditors and the independent auditors to review audit findings, adherence to corporate policies and other financial matters. The firm of Ernst & Young LLP, independent auditors, has been engaged to audit and report on the company's consolidated financial statements. Its audit was conducted in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent deemed necessary for the purpose of its report, which appears on page 60.






















ANALYSIS OF OPERATIONS

         CSX Corporation focuses on increasing economic value and generating higher returns to shareholders. CSX defines economic value as earning a return on invested capital greater than our cost of capital, and generating free cash flow and operating income that exceed annual targets. In providing the various services described below, each business unit shares these important goals.

         CSX Transportation Inc. (CSXT) provides rail freight transportation and distribution services over 18,645 route miles in 20 states in the East, Midwest and South; and in Ontario, Canada. CSXT accounted for 46% of CSX's 1995 total operating revenue and 74% of operating income. These percentages and those of CSX's other units exclude the effect on income of a second-quarter restructuring charge recorded at CSXT and Sea-Land.

         Sea-Land Service Inc. (Sea-Land) is a worldwide leader in container-shipping transportation and logistics services. The carrier operates 28 preferential and exclusive marine terminal facilities across its global network. In addition, Sea-Land operates a fleet of 105 container ships and approximately 200,000 containers in U.S. and foreign trade and serves 120 ports throughout the world. Sea-Land accounted for 38% of total operating revenue and 17% of operating income.

         American Commercial Lines Inc. (ACL) is the nation's leader in barge transportation, operating 116 towboats and more than 3,200 barges on U.S. and South American waterways. ACL contributed 5% of total operating revenue and 7% of operating income.

         CSX Intermodal Inc. (CSXI) provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. CSXI contributed 9% of total operating revenue and 2% of operating income.

         Customized Transportation Inc. (CTI) is a provider of contract logistics services, including distribution, warehousing, processing and assembly and just-in-time delivery. In 1995, CTI provided 2% of total operating revenue and 1% of total operating income.

         Non-Transportation: Resort holdings include the Mobil Five-Star and AAA Five-Diamond rated hotel, The Greenbrier in White Sulphur Springs, W.Va., and the Grand Teton Lodge Company in Moran, Wyo. CSX Real Property Inc. is responsible for sales, leasing and development of CSX-owned properties. CSX holds a majority interest in Yukon Pacific Corporation, which is promoting construction of the Trans-Alaska Gas System to transport Alaska's North Slope natural gas to Valdez for export to Asian markets.

1995 Overview

         CSX achieved strong results in 1995. Several factors combined to produce a significant increase in cash provided by operating activities and stock value. A 9% increase in operating revenue contributed to the company's three-year annual revenue growth rate of 7%. In 1995, CSX also continued its stringent control over operating expense, resulting in an annual growth rate of only 6% over the last three years, excluding restructuring charges. Capital invested for the replacement of existing operating assets was lower than depreciation expense. In addition, investments for incremental-return-producing projects had rates of return well above the company's cost of capital.

         As a result of the company's outstanding performance in recent years and continued strong prospects, the board of directors approved an 18% increase in the quarterly dividend and a 2-for-1 stock split in the fourth quarter. All per-share amounts in the following text have been adjusted to reflect the stock split.

Discussion of Earnings

         Net earnings in 1995 totaled $618 million, $2.94 per share, compared with $652 million, $3.12 per share, in 1994, and $359 million, $1.73 per share, in 1993.

         The 1995 net earnings include the effect of a second-quarter restructuring charge to recognize CSXT's write-down of obsolete telecommunications assets and employee separations. The charge also includes Sea-Land's reflagging of five vessels and the consolidation of its corporate and divisional headquarters in Charlotte, N.C. The results also include a fourth-quarter gain from the issuance of an equity interest in a Sea-Land terminal and related operations in Asia. Earnings for 1994 included the accelerated recognition of the remaining gain on a 1988 sale of track in south Florida. The 1993 results included the effect of a restructuring charge to recognize the expense associated with reorganizing and downsizing Sea-Land's European and North American operations. Also in 1993, CSX recognized additional income tax expense related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

                             RESTRUCTURING CHARGES
                             ---------------------
                             (Millions of Dollars)
                              -------------------

                                                 1995       1993
                                                 ----       ----
Provision:
  Write-Down of Obsolete Assets                 $ 163       $---
  Separation & Labor Protection Costs              80         32
  Lease & Facility Exit Costs                      14         61
                                                -----       ----
     Total Provision                            $ 257       $ 93
                                                -----       ----
Cumulative Payments and Other Reductions:
  Write-Down of Obsolete Assets                 $(163)      $---
  Separation & Labor Protection Costs             (20)       (32)
  Lease & Facility Exit Costs                      (5)       (60)
                                                -----       ----
Balance December 29, 1995                       $  69       $  1
                                                =====       ====



         Consolidated operating revenue increased $896 million, 9% higher than in 1994. Sea-Land contributed $516 million of the additional revenue, resulting from higher volumes in its major trade lanes and moderate rate increases. CSXT generated $194 million of the revenue increase, due to improved pricing and merchandise traffic mix. ACL produced $105 million in additional revenue, capitalizing on strong international demand for U.S. grain.

         In 1994, operating revenue increased $668 million from 1993. Sea-Land's revenue increased $246 million, driven by higher volumes that were partly offset by a slight decrease in rates. Rail operating revenue grew $245 million from a rebound in export coal tonnage and exceptional merchandise traffic. CSX's intermodal unit increased operating revenue by $109 million in 1994 because of a sharp increase in domestic loads, as well as increased volumes from international traffic.

         Consolidated operating expense in 1995 increased $956 million, primarily due to higher volumes and the $257 million pretax restructuring charge incurred by CSXT and Sea-Land. All CSX units contributed to the company's efforts to control costs through performance improvement initiatives. The 1994 operating expense rose $349 million over 1993's level, which included a $93 million pretax restructuring charge for Sea-Land.

         Consolidated operating income for both 1995 and 1994 was $1.2 billion, compared with $913 million in 1993. Absent restructuring charges in 1995 and 1993, operating income would have been $1.4 billion, $1.2 billion and $1 billion in 1995, 1994 and 1993, respectively.

         Other income totaled $72 million, compared with $55 million in 1994 and $18 million in 1993. Other income for 1995 included a $77 million pretax net investment gain, primarily from the issuance of a 10% equity interest in a Sea-Land terminal facility and related operations in Asia. In 1994, other income included the $69 million accelerated pretax gain on the sale of track in south Florida. The company will continue to examine such opportunities where they are consistent with overall operating and capital objectives.




















                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
                      (All Tables in Millions of Dollars)

Table 1.  TRANSPORTATION OPERATING RESULTS
                                                  1995
                                                  ----
                                           Container                   Elim./
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue          $10,317  $4,819   $4,008    $ 926    $ 554  $  10
                           -------  ------   ------    -----    -----  -----
Operating Expense
 Labor & Fringe              3,135   1,847      934       85      122    147
 Materials, Supplies &
   Other (a)                 2,634     941    1,166      122      232    173
 Building & Equipment
   Rent                      1,135     373      636       72       20     34
 Inland Transportation         970     ---      730      602      ---   (362)
 Depreciation                  589     367      139       14       32     37
 Fuel                          474     227      165        1       42     39
 Restructuring Charge          257     196       61      ---      ---    ---
                           -------  ------   ------    -----    -----  -----
  Total Expense              9,194   3,951    3,831      896      448     68
                           -------  ------   ------    -----    -----  -----
Operating Income (Loss)    $ 1,123  $  868   $  177    $  30    $ 106  $ (58)
                           =======  ======   ======    =====    =====  =====
Operating Income (Loss)(b) $ 1,380  $1,064   $  238    $  30    $ 106  $ (58)
                           =======  ======   ======    =====    =====  =====
Operating Ratio(b)                   77.9%    94.1%    96.8%    80.9%
                                    ======   ======    =====    =====
Average Employment                  29,537    9,168    1,434    2,914
                                    ======   ======    =====    =====
Property Additions &
 Present Value of New
 Operating Leases          $ 1,160  $  773   $  275    $  57    $  36  $  19
                           =======  ======   ======    =====    =====  =====


















         PAGE 19


                                                  1994
                                                  ----
                                           Container                   Elim./
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $9,410  $4,625   $3,492    $ 902    $ 449  $ (58)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor & Fringe              3,006   1,828      859       89      104    126
 Materials, Supplies &
   Other (a)                 2,314     918      919      120      191    166
 Building & Equipment
   Rent                      1,088     374      600       67       19     28
 Inland Transportation         839     ---      676      553      ---   (390)
 Depreciation                  564     352      132       11       32     37
 Fuel                          421     224      119        1       40     37
                            ------  ------   ------    -----    -----  -----
  Total Expense              8,232   3,696    3,305      841      386      4
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $1,178  $  929   $  187    $  61    $  63  $ (62)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $1,178  $  929   $  187    $  61    $  63  $ (62)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   79.9%    94.6%    93.2%    86.0%
                                    ======   ======    =====    =====
Average Employment                  29,729    9,437    1,626    2,644
                                    ======   ======    =====    =====
Property Additions &
 Present Value of New
 Operating Leases           $  958  $  675   $  199    $  50    $  15  $  19
                            ======  ======   ======    =====    =====  =====























         PAGE 20


                                                  1993
                                                  ----
                                           Container                   Elim./
                             Total   Rail  Shipping  Intermodal Barge  Other
                            ------  ------ --------- ---------- ------ -----
Operating Revenue           $8,767  $4,380   $3,246    $ 793    $ 417  $ (69)
                            ------  ------   ------    -----    -----  -----
Operating Expense
 Labor & Fringe              2,922   1,797      822       81      107    115
 Materials, Supplies &
   Other (a)                 2,158     891      828      108      175    156
 Building & Equipment
   Rent                      1,034     369      559       64       19     23
 Inland Transportation         721     ---      608      475      ---   (362)
 Depreciation                  558     352      127       11       29     39
 Fuel                          413     225      109        1       42     36
 Productivity/
 Restructuring Charge           93     ---       93      ---      ---    ---
                            ------  ------   ------    -----    -----  -----
  Total Expense              7,899   3,634    3,146      740      372      7
                            ------  ------   ------    -----    -----  -----
Operating Income (Loss)     $  868  $  746   $  100    $  53    $  45  $ (76)
                            ======  ======   ======    =====    =====  =====
Operating Income (Loss)(b)  $  961  $  746   $  193    $  53    $  45  $ (76)
                            ======  ======   ======    =====    =====  =====
Operating Ratio(b)                   83.0%    94.1%    93.3%    89.2%
                                    ======   ======    =====    =====
Average Employment                  30,461    9,440    1,510    2,747
                                    ======   ======    =====    =====
Property Additions &
 Present Value of New
 Operating Leases           $  818  $  576   $  172    $  50    $  13  $   7
                            ======  ======   ======    =====    =====  =====

(a) A portion of intercompany interest income received from the CSX parent company has been classified as a reduction of Materials, Supplies and Other by the container-shipping unit. This amount was $65 million, $64 million and $64 million in 1995, 1994 and 1993, respectively, and the corresponding charge is included in Eliminations/Other.

(b)      Excludes restructuring charges.

Discussion of Cash Flows

         Cash provided by operating activities totaled $1.6 billion in 1995, compared with $1.3 billion in 1994 and $962 million in 1993. Together with proceeds from disposition of properties, the cash provided by operating activities was adequate to fund property additions and cash dividends in 1995, 1994 and 1993.




         Payments provided for in the 1995 restructuring charge covered the separations of approximately 500 employees during the year. Future payments, totaling $69 million, will cover the remaining 300 separations and facility-related exit costs. Most of these payments will be completed by 1999. The savings associated with these payments will begin to occur during the first half of 1996. The 1995 restructuring charge also included the recognition of $168 million in non-cash costs, consisting of the write-down of obsolete telecommunications assets and lease exit costs.

         Payments related to the 1991/1992 productivity charges, which provided for two-member crew agreements on through trains, affected cash provided by operations during the past three years. These agreements, which were successfully negotiated by the end of 1993, provided for the buyout of excess positions, a productivity fund and short-crew allowances. The company has paid $853 million related to these productivity charges to date. The rail unit is realizing the efficiencies and savings anticipated from the reduction of train-crew sizes. Payments also were made in conjunction with the container-shipping unit's European and North American restructurings, as well as other rail unit separation programs.

         Consistent with its original estimates, CSX expects a significant decrease in the level of future annual cash payments for these productivity and restructuring costs. In management's opinion, existing reserves are adequate for those projected payments.

         Capital commitments totaled $1.2 billion in 1995, compared with $991 million in 1994 and $876 million in 1993. The increase in 1995's capital is primarily due to the purchase of five Champion Class vessels, three of which were delivered in 1995, and the replacement or addition of 6,000 freight cars. These totals include committed capital in the form of new and renewed equipment and facility leases. The present value of future payments on these leases totaled $57 million in 1995, $116 million in 1994 and $108 million in 1993. CSX continued to place a high priority on extracting maximum value from assets by improving asset utilization and enhancing productivity through Performance Improvement Team initiatives. Going forward, capital commitments as a percentage of cash generated from operations is expected to decrease.

         Cash dividends per common share rose to 92 cents, compared with 88 cents in 1994 and 79 cents in 1993. The annualized dividend rate increased 18% from 1994.

         In 1996, the company expects to continue generating significant cash flow from transportation operations to fund working capital, dividend payments, capital expenditures and debt obligations. CSX also plans to generate cash from the lease or disposition of rights of way, real estate or other assets no longer needed in its core businesses. The company expects to have access to financial markets, if necessary, to fund operations, working capital or other cash requirements.

Discussion of Financial Position

         Cash, cash equivalents and short-term investments totaled $660 million at December 29, 1995. This compares with $535 million at year-end 1994.

         The working capital deficit increased $216 million during 1995, primarily due to higher current maturities of long-term debt. The company had year-end working capital deficits of $1.06 billion in 1995 and $840 million in 1994.

         A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX maintains adequate resources to satisfy current liabilities when they are due and has sufficient financial capacity to manage its day-to-day cash requirements.

         Long-term debt decreased approximately $400 million from 1994 to $2.2 billion at December 29, 1995, due to a higher level of scheduled maturities and use of the company's increased cash flow to reduce outstanding debt.

         The 1995 ratio of debt-to-total capitalization dropped to 34% from 41% in 1994. Excess cash provided by operations and property dispositions generated the cash available to reduce the outstanding long-term debt. CSX expects to continue reducing long-term debt over the next two to three years.

Other Matters

         Environmental management is an important part of CSX's business planning. CSX focuses on finding the most efficient, cost-effective solutions for dealing responsibly with waste materials generated from past and present business operations. The solutions range from simple recycling to sophisticated remediation.

         The company is a party to numerous regulatory proceedings and private actions. These arise from laws governing the remediation of contaminated property, such as the federal Superfund statute, hazardous waste and underground storage tank laws, and similar state and local statutes.

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

         The wide range of costs of the possible remediation alternatives, changing cleanup technology, the length of time over which these matters develop and evolving governmental standards make it impossible to estimate precisely the company's potential liability for the costs associated with the assessment and remediation of contaminated sites.

         At year-end 1995, the rail unit had identified and maintained reserves for approximately 108 sites, at which the company is or may be liable for remediation costs associated with alleged contamination or for violation of environmental requirements. The company reviews at least quarterly its environmental reserves to determine whether additional provisions are necessary. Based on current information, the company believes its reserves are adequate to meet remedial actions and to comply with present laws and regulations. Although CSX's financial results could be significantly affected in any quarterly reporting period in which the company incurred substantial remedial expenses at a number of these and other sites, CSX believes the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

         Total expenditures associated with protecting the environment and remedial environmental cleanup and monitoring efforts amounted to $43 million in 1995. This compares with $39 million in 1994 and $42 million in 1993. During 1996, the company expects to incur remedial environmental expenditures in the range of $40 to $50 million.

         CSX employs risk management strategies to address business and financial market risks, but there are no significant hedging or derivative financial instruments used in its risk management program. The company may alter this position in response to evolving business and market conditions.

         The company periodically assesses the interest rate sensitivity of its portfolio of investments and borrowings, and may use financial instruments to manage the net interest exposure.

         Similarly, CSX monitors fuel oil prices for volatility and fluctuations in the value of the U.S. dollar in foreign exchange markets. While the company is not currently hedging these risks with financial instruments, on occasion it may do so. CSX's objective in employing such strategies would be to manage operating risks and exposures, not to actively trade financial instruments.

Rail Results

         CSXT achieved an all-time record year for operating income, excluding its restructuring charge. Rail operating income increased 15% from 1994 and 43% from 1993, excluding the charge in 1995. The results reflect higher volumes in virtually all merchandise and commodity groups, selected rate increases and continued success in controlling costs.

         Strong volumes and improved pricing produced operating revenue of $4.8 billion, a 4% increase over 1994 and a 10% increase over 1993.

         Shipments of coal, CSXT's major commodity, remained strong in 1995. Largely due to a strong export market, coal tonnage increased to 158.5 million tons vs. 153.7 million tons in 1994 and 144.1 million tons in 1993.

         Total merchandise traffic rose to 2.9 million carloads, 4% over 1994 and 10% over 1993.

         Chemical traffic rose 5% over a strong 1994 and 9% over 1993. The 1995 increase was largely driven by strong demand for textile chemicals and raw materials used to produce plastic soft drink bottles.

         Record corn and soybean harvests and strong domestic feed grain demand brought 6% increases in carloads and revenues for agricultural products over 1994's results. The increased volume is largely due to growing worldwide demand for grain, as developing countries improve their standards of living. Compared with 1993, carloads in 1995 remained level while revenue increased 3%.

         Strong foreign demand for phosphates and fertilizer and an increase in CSXT's market share in Florida's Bone Valley led to a 9% increase in carloads and an 11% increase in revenue over 1994. The 1995 carloads increased 21% over 1993, while revenue increased 10% over that year.

         On the expense side, CSXT continued to tightly control costs. Excluding the second-quarter charge, rail operating expense rose only 2% over 1994 and 3% over 1993. The railroad drove down its operating ratio (the ratio of operating expense to operating revenue) from 79.9% to 77.9%, reflecting a broad organizational commitment and the continued success of its Performance Improvement Teams (PITs). PITs eliminated more than $350 million in expenses from 1993 through 1995, while revenues increased by over $430 million. In 1996, the railroad is targeting an additional $100 million in cost reductions through PIT initiatives.

         The railroad has been moving to two-member crews on through trains. At year-end 1995, the average crew size was 2.4 members, including yard and local crews. CSXT is working to achieve an average crew size of 2.25 members in the next few years. In 1993, the crew size average was 2.7.

         Labor and fringe benefits expense increased just 1% to $1.85 billion, vs. $1.83 billion in 1994 and $1.80 billion in 1993. The company is engaged in national labor negotiations that may result in competitive increases in labor and fringe benefits in 1996.

         CSXT ended the year with its best-ever employee safety performance, a 28% improvement over 1994, reducing its injury incident frequency to 1.7 per 100 full-time employees (200,000 man hours). The rail unit experienced a 13% reduction in train accidents. Five years ago, the injury incident frequency was 5.0 and accidents were 66% more common. In addition to making the work environment safer, the results of this effort include reducing unnecessary expense.

         Over the past several years, CSXT has achieved one of the best employee safety improvement performances among Class I railroads. To reward employee contribution to this achievement, the railroad initiated a "Take Stock in Safety" program, which awards CSX common stock to employees for team performance that achieves a 1.5 or lower injury frequency. Of 39 teams representing transportation, mechanical and engineering departments, 46% qualified for the "Take Stock in Safety" award.

         Rail capital additions for 1995 increased to $773 million from 1994's $675 million and 1993's $576 million. CSXT's efforts to constrain capital expenditures will continue in 1996. Improvements in service and asset utilization will enable the railroad, in effect, to create additional capacity without increasing capital investment significantly. Also in 1996, CSXT will take delivery of 77 new fuel-efficient 4,400 horsepower AC locomotives, each of which replaces an average of two older units. As of year-end 1995, there were 118 AC units in service in CSXT's fleet of approximately 2,700 locomotives.





Table 2.  RAIL COMMODITIES BY CARLOAD

                       Market
                        Share           Carloads                 Revenue
                      (Percent)       (Thousands)        (Millions of Dollars)
                      ---------   --------------------  ----------------------
                         1995      1995   1994   1993      1995   1994   1993
                         ----     -----  -----  -----     -----  ------ ------
Automobiles               28%       357    354    326    $  503  $  493 $  461
Chemicals                 40%       406    386    371       700     685    652
Minerals                  38%       414    419    374       375     365    332
Food & Consumer           34%       179    176    166       207     204    196
Agricultural Products     29%       280    263    284       336     318    327
Metals                    29%       301    292    258       291     285    243
Forest Products           34%       456    442    435       464     444    442
Phosphates & Fertilizer   79%       512    470    423       282     254    256
Coal                      41%     1,678  1,678  1,566     1,523   1,465  1,363
                                  -----  -----  -----    ------  ------ ------
   Total                          4,583  4,480  4,203     4,681   4,513  4,272
                                  =====  =====  =====    ------  ------ ------
Other Revenue                                               138     112    108
                                                         ------  ------ ------
   Total Operating Revenue                               $4,819  $4,625 $4,380
                                                         ======  ====== ======

         Market share is defined as percent of major Eastern railroads' carloads handled by CSX.

         CSXT expects 1996 to be another year of earnings growth, with moderate volume and revenue increases across most lines of business. The railroad will continue to focus on its key strategic efforts, which include improving safety, lowering costs and increasing asset utilization. CSXT also will expand the scope of more recent initiatives for improving service reliability through process re-engineering. With moderate economic growth projected, CSXT will build on competitive advantages it has attained through market-share gains and improved fundamentals.

                                  Rail Assets
                (Owned or leased units as of December 29, 1995)
                -----------------------------------------------
                  Freight Cars
                    Box Cars                         14,905
                    Open-Top Hoppers                 26,328
                    Covered Hoppers                  18,759
                    Gondolas                         24,460
                    Other Cars                       15,766
                                                    -------
                      Total                         100,218
                                                    =======

                  Locomotives                         2,697

                  Track
                    Route Miles                      18,645
                    Track Miles                      31,961
                                    - 25 -



Container-shipping Results

         Sea-Land has been capitalizing on increasing global demand for containerized cargoes in most major trade lanes to produce double-digit increases in container loads and operating revenue, along with selected rate increases.

         Sea-Land generated $238 million of operating income in 1995, excluding its portion of the second-quarter restructuring charge, vs. $187 million in 1994 and $193 million in 1993, excluding a restructuring charge taken in that year.

         Total operating revenue rose to $4 billion, a 15% increase over 1994's revenue and 23% higher than in 1993.

         Volume increased to 1.4 million loads, 12% over 1994's level. The weak U.S. dollar fueled strong demand for U.S. exports to European and Asian markets. The company also benefited from an improving northern European economy and aid agency cargo to the former Soviet Union, as well as modest growth in military cargo.

         The average revenue per container increased 2%, reflecting a more favorable supply/demand situation. Better cargo mix and a general rate increase in the first quarter generated increased revenue in the fast-growing Europe-to-Asia trade. Rate increases were implemented in most Pacific trade lanes; however, market pressures led to some erosion in rates late in the year that continues into 1996.

         Sea-Land's operating expense rose to $3.8 billion, excluding the restructuring charge, from $3.3 billion in 1994 and $3 billion in 1993, excluding that year's charge. The higher operating expense was attributable to the increased volumes and a surge in the world price of bunker fuel.

         In 1995, Sea-Land initiated a number of actions to lower expense. The Maritime Administration (MARAD) approved reflagging of five U.S.-flag vessels to the registry of the Marshall Islands. The reflagging and the consolidation of divisional and corporate headquarters in Charlotte, N.C., are expected to reduce annual operating costs by $25 to $30 million.

         In 1995, Sea-Land and Maersk Line, two of the world's leading container-shipping companies, announced the formation of a global alliance covering vessels and terminals. The alliance will allow Sea-Land to offer shippers faster transit times, greater flexibility and more direct ports of call. However, it is not expected to have a substantial impact on operating income for 1996, as early savings will be offset by transition costs.

         Sea-Land eliminated operating expenses of more than $120 million in 1995 through its productivity improvement initiatives covering terminal and vessel operations, as well as inland transportation. The unit expects to achieve additional productivity improvements in 1996.

         Capital additions for 1995 totaled $275 million, including $269 million in expenditures and $6 million in present value of operating leases. The total compares with $199 million in 1994 and $172 million in 1993.

         Sea-Land contracted in 1994 for five new Champion Class vessels, three of which were received in the fourth quarter of 1995. The other two vessels will be put into service in the first quarter of 1996, replacing chartered space at significant cost savings. Sea-Land also invested to upgrade its container fleet and to enhance terminal facilities.

         The carrier's 1996 capital expenditures are expected to total $295 million. This amount will include final payment for the Champion Class vessels, as well as allocations for terminal upgrades and technological advances. Pursuant to the formation of the Sea-Land and Maersk global alliance, orders were placed for four new container ships. These vessels will enable Sea-Land to eliminate 11 vessels operating in both line-haul and feeder service.

         In 1996, global economic expansion is expected to continue. This positive outlook is tempered somewhat, however, by some near-term concerns, including possible deregulation, intensifying rate competition in major trade lanes, and possible near-term overcapacity. Deregulation in the United States is expected to affect roughly a third of Sea-Land's current business relating to U.S.-to-foreign trade. Sea-Land views deregulation as an opportunity to serve its customers better and to provide a more responsive business environment.

                           Container-shipping Assets
                (Owned or leased units as of December 29, 1995)
                -----------------------------------------------

                Containers
                    40- and 20-foot Dry Vans         166,148
                    45-foot Dry Vans                  10,166
                    Refrigeration Vans                18,452
                    Other Specialized Equipment        5,198
                                                     -------
                      Total                          199,964
                                                     =======

                Container Ships                          105

                Terminals
                  Exclusive-Use                           14
                  Preferential Berthing Rights            14

         Capacity will increase in 1996, with carriers taking delivery of new vessels; however, over the long term, demand in global trade should more than absorb capacity increases.

         In 1996, Sea-Land will focus on the highest-return markets and increased margins. Proposed maritime reform legislation pending in the U.S. Congress is expected to help lower vessel costs. Capital investments will be oriented toward improving operating efficiency and further strengthening Sea-Land's infrastructure for competitive advantage.




Barge Results

         American Commercial Lines Inc. (ACL) achieved record operating income of $106 million in 1995, 68% higher than the previous year and 136% above 1993. Surging demand for transportation of grain, one of the barge carrier's key commodities, and other bulk commodities, coupled with a favorable rate environment, were major drivers. In 1993, operations and harvests were adversely affected by flooding along the upper Mississippi River and its tributaries.

         Total operating revenue at ACL increased 23% to $554 million, compared with $449 million in 1994 and $417 million in 1993. Barge ton miles totaled 52 billion, an increase of 1 billion ton miles over 1994 and 7 billion ton miles more than 1993.

         Demand for non-grain commodities, such as import steel and raw materials for steel mini-mills, remained strong. Coal tonnage and revenue decreased slightly during the year as the company shifted use of the equipment into growing, higher-margin markets. Revenue from terminal operations and Jeffboat, ACL's marine construction division, increased $31 million from 1994 primarily due to the completion of four towboats, one gaming vessel and 55 hopper barges.

         Operating expense increased 16% to $448 million, driven by additional volumes and construction activity at Jeffboat. Repair and fuel costs reflected increasing the speed of the fleet to move more grain.

         Performance Improvement Team initiatives generated nearly $2 million in savings at ACL in 1995. Similar savings are targeted for 1996. Overhead and administrative costs have been well controlled during this period of substantial growth.

                                 Barge Assets
                (Owned or leased units as of December 29, 1995)
                -----------------------------------------------

                Towboats                                116

                Barges
                    Covered/Open-Top Hoppers          2,994
                    Tankers                             234
                                                      -----
                      Total                           3,228
                                                      =====
                Marine Services
                  River Terminals                        11
                  Fleet Operations                       15
                  Shipyards                               2

         Capital additions at ACL in 1995 totaled $36 million, compared with $15 million in 1994 and $13 million in 1993. Spending in 1995 included $5 million for two used towboats and $4 million for 20 hopper barges. ACL's capital expenditures are expected to increase in 1996 as the company renews a covered hopper construction program and absorbs the acquisition of the marine assets of Conti-Carriers & Terminals Inc. (CCTI).
                                    - 28 -

         The CCTI acquisition, which was completed in January 1996, increased ACL's fleet size by 400 barges, or 12%, and eight towboats. The larger fleet size will allow ACL to increase its movement of grain and other bulk commodities.

         ACL's outlook for 1996 is highly positive. Grain farmers planted 20 million additional acres which, weather permitting, could produce a record harvest. ACL also expects moderate growth in export coal to meet continued demand overseas. In South America, aggressive development of the river systems provides additional opportunities for ACL to expand its operations on the Paraguai and Parana Rivers and elsewhere.

Intermodal Results


         Severe competition from the trucking industry resulted in lower operating income at CSX Intermodal (CSXI). Operating income declined to $30 million in 1995 from $61 million in 1994. Revenue increased to $926 million vs. 1994's $902 million, while volume was 1.3 million trailers and containers, level with 1994. In 1993, operating revenue and income were $793 million and $53 million, respectively.

         An overcapacity of trucks, resulting from a slowing domestic economy and instability in the Mexican market, brought lower truck pricing. This contributed to a 7% reduction in CSXI's domestic trailer business, which was offset by an increase of 3% in international traffic and 13% in transcontinental domestic container business. Fixed rail costs in CSXI's principal trailer lanes and higher equipment expenses also adversely affected operating income. Operating expense for the year totaled $896 million, compared with $841 million in 1994 and $740 million in 1993.

                               Intermodal Assets
                (Owned or leased units as of December 29, 1995)
                -----------------------------------------------

                 Equipment
                   Domestic Containers                3,564
                   Rail Trailers                      5,616

                 Facilities
                   CSX Intermodal Terminals              33
                   Motor Carrier Operations Terminals    28
                   CSX Services Facilities               18

         CSXI responded decisively to these business conditions by instituting a number of cost-cutting and service enhancement initiatives. Employee headcount was reduced 16% and preparations were made for consolidating headquarters offices in Jacksonville, Fla., in 1996. Forty percent of the trailer fleet was sold or returned from lease. These and other initiatives will result in a significant reduction in CSXI's cost base, while strengthening the unit's competitiveness.

         Capital expenditures totaled $57 million in 1995 vs. $50 million in both 1994 and 1993, as CSXI continued to enhance its terminal infrastructure and equipment base.
                                    - 29 -

         In 1996, CSXI will focus on service improvements and cost-cutting initiatives. CSXI also expects demand for its trailer business to rebound and its international and transcontinental businesses to continue to grow.

CTI Results

         Customized Transportation Inc. (CTI) increased revenue and operating income during 1995. Revenue surged to $240 million, 32% over 1994's level, while operating income increased to $12 million, 20% above 1994. Both figures are new highs.

         CTI continues to diversify its customer base, with growth in automotive customers and an increased portfolio of non-automotive clients. By providing an array of services across the supply chain, CTI has been able to improve its position with current customers and develop business in new industries. CTI has also expanded into Brazil, Argentina and Europe.

         CTI's high growth rate is expected to continue.

Consolidated Outlook

         CSX enters 1996 confident it can build upon its performance in recent years and sustain its record of continuous improvement. The economic outlook for the year presents a mixed picture. U.S. inflation rates are expected to remain low. Transportation growth should outpace growth of the U.S. economy. Rail equipment supply remains tight, and barge demand remains strong. Continued expansion of global trade boosts Sea-Land's outlook, although some concerns remain about capacity in the Pacific trade and the intermodal sector.

         CSX units are committed to exceeding their goals and delivering more shareholder value. Strong emphasis will be placed on cost control, more efficient asset utilization, revenue enhancements and improving margins. A positive view of 1996 is supported by the growth of global trade, the alliance between Sea-Land and Maersk and possible maritime reform, service improvements and stronger pricing at CSXT, continued strong demand for barge services and talented management.

         The capabilities and dedication of CSX's 48,000 employees will produce further efficiencies, new business and innovative solutions to our customers' increasingly complex transportation and logistics needs.

         PAGE 31
                       CSX CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF EARNINGS
                (Millions of Dollars, Except Per Share Amounts)

                                                  Fiscal Years Ended
                                          ---------------------------------
                                          Dec. 29,    Dec. 30,     Dec. 31,
                                            1995        1994        1993
                                           ------      ------      ------
OPERATING REVENUE
  Transportation                          $10,317      $9,410      $8,767
  Non-Transportation                          187         198         173
                                          -------      ------      ------
    Total                                  10,504       9,608       8,940
                                          -------      ------      ------
OPERATING EXPENSE
  Transportation                            8,937       8,232       7,806
  Non-Transportation                          138         144         128
  Restructuring Charge                        257         ---          93
                                          -------      ------      ------
    Total                                   9,332       8,376       8,027
                                          -------      ------      ------
  Operating Income                          1,172       1,232         913
  Other Income                                 72          55          18
  Interest Expense                            270         281         298
                                          -------      ------      ------
EARNINGS
  Earnings Before Income Taxes                974       1,006         633
  Income Tax Expense                          356         354         274
                                          -------      ------      ------
    Net Earnings                          $   618      $  652      $  359
                                          =======      ======      ======
PER COMMON SHARE
  Earnings Per Share                      $  2.94     $  3.12     $  1.73
                                          =======     =======     =======
  Average Common Shares
    Outstanding (Thousands)               210,270     209,303     207,830
                                          =======     =======     =======
  Cash Dividends Paid Per Common Share    $   .92     $   .88     $   .79
                                          =======     =======     =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 32
                       CSX CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Millions of Dollars)

                                                       Fiscal Years Ended
                                                  ---------------------------
                                                  Dec. 29,  Dec. 30,  Dec. 31,
                                                    1995      1994      1993
                                                  -------   -------   -------
OPERATING ACTIVITIES
  Net Earnings                                     $ 618     $ 652     $  359
  Adjustments to Reconcile Net Earnings to
    Net Cash Provided
      Depreciation                                   600       577        572
      Deferred Income Taxes                          (26)      176        181
      Restructuring Charge Provision                 257       ---         93
      Productivity/Restructuring Charge Payments    (155)     (159)      (293)
      Other Operating Activities                      10        56         35
      Changes in Operating Assets and
        Liabilities
          Accounts Receivable                        (82)      (60)       (15)
          Other Current Assets                       (22)       20         (7)
          Accounts Payable                           170         9          4
          Other Current Liabilities                  197        55         33
                                                   -----     -----     ------
      Net Cash Provided by Operating Activities    1,567     1,326        962
                                                   -----     -----     ------

INVESTING ACTIVITIES
  Property Additions                              (1,156)     (875)      (768)
  Proceeds from Property Dispositions                 97       170         85
  Proceeds from Sales of Long-Term
    Marketable Securities                             97        54         22
  Purchases of Long-Term Marketable Securities      (114)      (66)      (137)
  Other Investing Activities                          22      (144)       (72)
                                                   -----     -----     ------
      Net Cash Used by Investing Activities       (1,054)     (861)      (870)
                                                   -----     -----     ------

         PAGE 33
                       CSX CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS, CONTINUED
                             (Millions of Dollars)

                                                       Fiscal Years Ended
                                                  ---------------------------
                                                  Dec. 29,  Dec. 30,  Dec. 31,
                                                    1995      1994      1993
                                                  -------   -------   -------
FINANCING ACTIVITIES
  Short-Term Debt - Net                              (53)       37        150
  Long-Term Debt Issued                              121        92         81
  Long-Term Debt Repaid                             (343)     (447)      (249)
  Cash Dividends Paid                               (194)     (184)      (164)
  Other Financing Activities                          11         4         14
                                                   -----     -----    -------
    Net Cash Used by Financing Activities           (458)     (498)      (168)
                                                   -----     -----    -------
    Net Increase (Decrease) in Cash and
      Cash Equivalents                                55       (33)       (76)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Year     265       298        374
                                                   -----     -----    -------
  Cash and Cash Equivalents at End of Year           320       265        298
  Short-Term Investments at End of Year              340       270        201
                                                   -----     -----    -------
  Cash, Cash Equivalents and Short-Term
    Investments at End of Year                     $ 660     $ 535    $   499
                                                   =====     =====    =======

SUPPLEMENTAL CASH FLOW INFORMATION
  Interest Paid - Net of Amounts Capitalized       $ 275     $ 306    $   304
                                                   =====     =====    =======
  Income Taxes Paid                                $ 253     $ 175    $    92
                                                   =====     =====    =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 34
                       CSX CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                             (Millions of Dollars)

                                                         Dec. 29,    Dec. 30,
                                                           1995        1994
                                                         -------     -------
ASSETS
  Current Assets
      Cash, Cash Equivalents and Short-Term Investments  $   660     $   535
      Accounts Receivable                                    832         706
      Materials and Supplies                                 220         211
      Deferred Income Taxes                                  148         151
      Other Current Assets                                    75          62
                                                         -------     -------
        Total Current Assets                               1,935       1,665

   Properties-Net                                         11,297      11,044
   Affiliates and Other Companies                            312         302
   Other Long-Term Assets                                    738         713
                                                         -------     -------
        Total Assets                                     $14,282     $13,724
                                                         =======     =======
LIABILITIES
  Current Liabilities
      Accounts Payable                                   $ 1,121     $   926
      Labor and Fringe Benefits Payable                      526         490
      Casualty, Environmental and Other Reserves             298         276
      Current Maturities of Long-Term Debt                   486         312
      Short-Term Debt                                        148         201
      Other Current Liabilities                              412         300
                                                         -------     -------
        Total Current Liabilities                          2,991       2,505

  Casualty, Environmental and Other Reserves                 813         837
  Long-Term Debt                                           2,222       2,618
  Deferred Income Taxes                                    2,560       2,570
  Other Long-Term Liabilities                              1,454       1,463
                                                         -------     -------
        Total Liabilities                                 10,040       9,993
                                                         -------     -------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                 210         105
  Other Capital                                            1,319       1,368
  Retained Earnings                                        2,822       2,391
  Minimum Pension Liability                                 (109)       (133)
                                                         -------     -------
        Total Shareholders' Equity                         4,242       3,731
                                                         -------     -------
        Total Liabilities and Shareholders' Equity       $14,282     $13,724
                                                         =======     =======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 35
                       CSX CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     (Millions of Dollars, Except Shares)

                       Common Shares                          Minimum
                        Outstanding Common Other Retained Pension (Thousands) Stock Capital Earnings Liability Total
                       ------------- ------ ------- -------- --------- -----
Balance Dec. 31, 1992     103,476     $103   $1,250   $1,729   $(107)  $2,975
Net Earnings                  ---      ---      ---      359     ---      359
Dividends - Common            ---      ---      ---     (164)    ---     (164)
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Canceled            (82)     ---       (4)     ---     ---       (4)
    Purchase Loans - Net      ---      ---       19      ---     ---       19
  Other Stock Issued - Net    749        1       42      ---     ---       43
Minimum Pension Liability     ---      ---      ---      ---     (51)     (51)
Other - Net                   ---      ---      ---        3     ---        3
                          -------     ----   ------   ------   -----   ------
Balance Dec. 31, 1993     104,143      104    1,307    1,927    (158)   3,180
Net Earnings                  ---      ---      ---      652     ---      652
Dividends - Common            ---      ---      ---     (184)    ---     (184)
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Canceled            (68)     ---       (4)     ---     ---       (4)
    Purchase Loans - Net      ---      ---        9      ---     ---        9
  Other Stock Issued - Net    647        1       56      ---     ---       57
Minimum Pension Liability     ---      ---      ---      ---      25       25
Other - Net                   ---      ---      ---       (4)    ---       (4)
                          -------     ----   ------   ------   -----   ------
Balance Dec. 30, 1994     104,722      105    1,368    2,391    (133)   3,731
Net Earnings                  ---      ---      ---      618     ---      618
Dividends - Common            ---      ---      ---     (194)    ---     (194)
Common Stock -
  Stock Purchase
   and Loan Plan
    Stock Canceled           (155)      (1)     (11)     ---     ---      (12)
    Purchase Loans - Net      ---      ---       12      ---     ---       12
  Other Stock Issued - Net    716        1       55      ---     ---       56
Minimum Pension Liability     ---      ---      ---      ---      24       24
Two-for-One Stock Split   105,212      105     (105)     ---     ---      ---
Other - Net                   ---      ---      ---        7     ---        7
                          -------     ----   ------   ------   -----   ------
Balance Dec. 29, 1995     210,495     $210   $1,319   $2,822   $(109)  $4,242
                          =======     ====   ======   ======   =====   ======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 36
                       CSX CORPORATION AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

         CSX Corporation (CSX) is a global freight transportation company with principal business units providing rail, container-shipping and barging services. Other transportation units offer intermodal, logistics management, warehousing, distribution, and inland marine construction and repair services. Rail transportation services are provided principally throughout the eastern United States and account for nearly one-half of the company's operating revenue, with coal, bulk products, and manufactured products each contributing a relatively equal share of rail revenue. Coal shipments primarily supply domestic utility and export markets. Container-shipping services are provided in the United States and more than 80 countries and territories throughout the world and account for more than one-third of the company's operating revenue. Barging, intermodal, logistics management, warehousing, distribution, and marine construction and repair services are provided principally within the United States and together account for the remaining transportation operating revenue. Non-transportation revenues are primarily from resort and real estate operations.

Common Stock Split

         On October 11, 1995, the company's board of directors declared a 2-for-1 common stock split distributed on December 21, 1995, to shareholders of record at the close of business on December 4, 1995. In the accompanying Consolidated Statement of Earnings and Notes to the Consolidated Financial Statements, all references to shares of common stock and per share amounts have been restated to reflect the stock split. In addition, an amount equal to the one dollar par value of the shares outstanding on the date of record has been transferred from other capital to common stock.

Principles of Consolidation

         The Consolidated Financial Statements include CSX and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

Fiscal Year

         Effective January 1, 1994, the company changed its fiscal reporting period from a calendar year to a fiscal year ending on the last Friday in December. The financial statements presented are for the fiscal periods ended December 29, 1995, December 30, 1994, and December 31, 1993. Each fiscal year consists of four 13-week quarters.

Cash, Cash Equivalents and Short-Term Investments

         Cash in excess of current operating requirements is invested in various short-term instruments carried at cost that approximates market value.
                                    - 36 -



         PAGE 37
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Cash, Cash Equivalents and Short-Term Investments, Continued

Those short-term investments having a maturity of three months or less at the date of acquisition are classified as cash equivalents. Cash and cash equivalents are net of outstanding checks that are funded daily from cash receipts and maturing short-term investments.

Accounts Receivable

         The company has sold, directly and through Trade Receivables Participation Certificates (Certificates), ownership interests in designated pools of accounts receivable originated by CSX Transportation Inc. (CSXT), its rail unit.

         During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. The proceeds from the issuance of the Certificates were used to reduce the amount of accounts receivable sold under a previous agreement. At December 29, 1995, the Certificates were collateralized by $240 million of accounts receivable held in the master trust. The company has the ability to issue $50 million in additional Certificates through September 1998 at prevailing market terms.

         In addition, the company has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in September 1998.

         The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At December 29, 1995, and December 30, 1994, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net costs associated with sales of Certificates and receivables were $32 million, $29 million and $15 million in 1995, 1994 and 1993, respectively.

         The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable, including receivables collateralizing Certificates and receivables sold. Allowances for doubtful accounts of $79 million and $84 million have been applied as a reduction of accounts receivable at December 29, 1995, and December 30, 1994, respectively.

Materials and Supplies

         Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

         PAGE 38
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Properties

         Main line track on the rail system is depreciated on a group basis using a unit-of-production method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of three to 42 years.

         Regulations established by the former Interstate Commerce Commission and currently monitored by the Surface Transportation Board of the U.S. Department of Transportation (DOT) require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the DOT. Significant premature retirements for all properties, which would include major casualty losses, abandonments, sales and obsolescence of assets, are recorded as gains or losses at the time of their occurrence. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

         When it is indicated that assets have a fair value below book value, they are evaluated for sale or other disposition and any necessary write-down is reflected. The recoverability of the book value of property and equipment is based upon potential cash flows or other estimates of fair value for the property.

Revenue Recognition

         Transportation revenue is recognized proportionately as shipments move from origin to destination.

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

Derivative Financial Instruments

         Derivative financial instruments may be used from time to time by the company in the management of its interest, foreign currency and commodity exposures, and are accounted for on an accrual basis. Income and expense are recorded in the same category as that of the underlying asset or liability. Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset

         PAGE 39
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  SIGNIFICANT ACCOUNTING POLICIES, Continued

Derivative Financial Instruments, Continued

or liability. Gains and losses related to hedges of anticipated transactions are also deferred and recognized in income in the same period as the hedged transaction. There were no significant derivative financial instruments outstanding at December 29, 1995.

Earnings Per Share

         Earnings per share are based on the weighted average of common shares outstanding. Dilution, which could result if all outstanding common stock equivalents were exercised, is not significant. Weighted average shares and earnings per share for all periods presented have been restated to reflect the 2-for-1 common stock split distributed to shareholders in December 1995.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.

Prior-Year Data

         Certain prior-year data have been reclassified to conform to the 1995 presentation.

Accounting Pronouncements

         The Financial Accounting Standards Board has issued Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Statement No. 123 "Accounting for Stock-Based Compensation", which the company will adopt in 1996. Statement No. 121 establishes standards for identifying and recording impairments in the carrying value of long-lived assets. Statement No. 123 provides an alternative for income statement recognition of costs associated with stock-based employee compensation plans and requires expanded disclosures with respect to such plans. The company is currently evaluating both pronouncements and does not expect a material impact on its financial statements from the adoption of either pronouncement.

         PAGE 40
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 2. RESTRUCTURING CHARGES.

1995 Restructuring Charge

         In the second quarter of 1995, the company recorded a $257 million pretax restructuring charge to recognize the estimated costs of specific initiatives at CSXT and at Sea-Land Service Inc. (Sea-Land), its container-shipping unit. The charge reduced 1995 net earnings by $160 million, 76 cents per share.

         CSXT recorded its $196 million portion of the pretax restructuring charge to recognize the costs associated with a contractual agreement with AT&T Solutions (AT&T) to replace, manage and technologically enhance its existing private telecommunications network. The initiative resulted in a $163 million write-down of assets rendered technologically obsolete and will further result in separation and labor protection payments totaling $33 million to affected employees.

         Under the agreement, AT&T supplies and manages new technology, thereby rendering CSXT's existing telecommunications assets commercially obsolete. CSXT is obligated to pay minimum charges of approximately $330 million in equal annual amounts over the next 10 years.

         The commercially obsolete assets represent CSXT's internal companywide telecommunications network including the existing microwave and fiber optic communications systems. AT&T provides wireless communications technology over its existing network to replace the CSXT system. After the phase-in of this technology, AT&T will retain ownership of the equipment and will grant CSXT access to the equipment and the network.

         The commercially obsolete assets have no alternative use and their net realizable value as a companywide telecommunications network is not significant. As a result of the agreement with AT&T, the net book value of the assets being replaced was reduced by $163 million.

         The restructuring initiatives at Sea-Land represented $61 million of the total charge and included its global integration program and the reflagging of five U.S.-flag vessels to the registry of the Marshall Islands in accordance with approval from the Maritime Administration. Sea-Land's global integration program resulted in the consolidation of worldwide senior management functions, the relocation of the corporate headquarters to Charlotte, N.C., and the integration of information technologies. The vessel reflagging initiative primarily involves crew separations on the five vessels.

         PAGE 41
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 2. RESTRUCTURING CHARGES, Continued

         A summary of the restructuring charge and related activity through December 29, 1995, is as follows:
                                        Separation  Lease and
                                         and Labor  Facility
                              Obsolete  Protection    Exit
                               Assets      Costs      Costs     Total
                              --------  ----------  ---------   -----
Restructuring Charge:
  CSXT Telecommunications      $ 163      $  33      $ ---      $ 196
  Sea-Land Global Integration    ---         19         12         31
  Sea-Land Vessel Reflagging     ---         28          2         30
                               -----      -----      -----      -----
    Total                        163         80         14        257

  Amounts Utilized through
    December 29, 1995            163         20          5        188
                               -----      -----      -----      -----
  Remaining Reserve as of
    December 29, 1995          $ ---      $  60      $   9      $  69
                               =====      =====      =====      =====

         The total provision for separation and labor protection payments relates to approximately 800 affected employees and was based on existing collective bargaining agreements with members of clerical, electrical, and signal crafts and seafarer trades. The company expects 90% of the affected employees to be impacted within one year and the remaining 10% to be impacted within four to five years. Through December 29, 1995, approximately 500 employee separations have been finalized.

1993 Restructuring Charge

         The company recorded a $93 million pretax charge in the first quarter of 1993 to recognize the estimated costs of restructuring certain operations and functions at Sea-Land. The charge provided for separations affecting approximately 450 employees and for various exit and settlement costs, and reduced net earnings by $61 million, 30 cents per share. At December 29, 1995, the restructuring initiatives have been completed and substantially all costs have been paid.

         PAGE 42

                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3.  OPERATING EXPENSE.
                                                1995      1994      1993
                                              -------   -------   -------
Labor and Fringe Benefits                     $ 3,264   $ 3,154   $ 3,055
Materials, Supplies and Other                   2,599     2,249     2,086
Building and Equipment Rent                     1,168     1,136     1,087
Inland Transportation                             970       839       721
Depreciation                                      600       577       572
Fuel                                              474       421       413
Restructuring Charge                              257       ---        93
                                              -------   -------   -------
          Total                               $ 9,332   $ 8,376   $ 8,027
                                              =======   =======   =======
Selling, General and Administrative Expense
   Included in Above Items                    $ 1,383   $ 1,299   $ 1,202
                                              =======   =======   =======

NOTE 4.  OTHER INCOME.
                                                1995       1994      1993
                                                ----       ----      ----
Interest Income                                $  62      $  57     $  52
Net Gain on Investment Transactions (a)           77        ---       ---
Gain on South Florida Track Sale (b)             ---         91        20
Net Costs for Accounts Receivable Sold           (32)       (29)      (15)
Minority Interest                                (32)       (21)      (14)
Loss on Redemption of Debt                       ---        (13)      ---
Equity Earnings of Other Affiliates               (3)       (10)       (7)
Miscellaneous                                    ---        (20)      (18)
                                               -----      -----     -----
          Total                                $  72      $  55     $  18
                                               =====      =====     =====

(a) In December 1995, the company recognized a net investment gain of $77 million on the issuance of an equity interest in a Sea-Land terminal and related operations in Asia and the write-down of various investments. The equity interest portion of the transaction resulted in proceeds of $105 million and a pretax gain of $93 million, $61 million after-tax, 29 cents per share. Sea-Land's interest in the terminal operations was reduced from approximately 67% to 57%.

(b) In December 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million and an accelerated pretax gain of $69 million, $42 million after-tax, 20 cents per share. The scheduled payment resulted in a $22 million gain in 1994.

         PAGE 43
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INCOME TAXES.

         Earnings from domestic and foreign operations and related income tax expense are as follows:
                                 1995           1994           1993
                                 -----          -----          -----
Earnings Before Income Taxes:
        - Domestic              $  765         $  893          $ 570
        - Foreign                  209            113             63
                                ------         ------          -----
    Total                       $  974         $1,006          $ 633
                                ======         ======          =====
Income Tax Expense (Benefit):
Current - Federal               $  337         $  144          $  71
        - Foreign                   26             20             18
        - State                     19             14              4
                                ------          -----          -----
    Total Current                  382            178             93
                                ------          -----          -----
Deferred - Federal                 (26)           165            160
         - Foreign                 ---              2              1
         - State                   ---              9             20
                                ------          -----          -----
    Total Deferred                 (26)           176            181
                                ------          -----          -----
    Total Expense               $  356          $ 354          $ 274
                                ======          =====          =====

         Income tax expense reconciled to the tax computed at statutory rates is as follows:
                                  1995             1994           1993
                              ----   ----      ----   ----     ----   ----
Tax at Statutory Rates        $341     35%     $352     35%    $222     35%
State Income Taxes              12      1        15      1       16      2
Prior Years' Income Taxes      ---    ---       (10)    (1)     (15)    (2)
Other Items(a)                   3      1        (3)   ---       51      8
                              ----   ----      ----   ----     ----   ----
     Total Expense            $356    37%      $354     35%    $274     43%
                              ====   ====      ====   ====     ====   ====

(a) The company revised its annual effective tax rate in 1993 to reflect the change in the federal statutory rate from 34 to 35 percent. The effect of this change was to increase income tax expense by $51 million related to applying the newly enacted statutory income tax rate to deferred tax balances as of January 1, 1993.

         PAGE 44
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INCOME TAXES, Continued

         The significant components of deferred tax assets and liabilities include:

                                                 Dec. 29,     Dec. 30,
                                                   1995         1994
                                                 --------     -------
Deferred Tax Assets:
  Productivity/Restructuring Charges              $  240      $  246
  Employee Benefit Plans                             417         336
  Deferred Gains and Related Rents                   166         166
  Other                                              300         330
                                                  ------      ------
    Total                                          1,123       1,078
                                                  ------      ------
Deferred Tax Liabilities:
  Accelerated Depreciation                         3,104       3,045
  Other                                              431         452
                                                  ------      ------
    Total                                          3,535       3,497
                                                  ------      ------
Net Deferred Tax Liabilities                      $2,412      $2,419
                                                  ======      ======

         In addition to the annual provision for deferred income tax expense, the change in the year-end net deferred income tax liability balances included the income tax effect of the changes in the minimum pension liability in 1995 and 1994.

         The company has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are reinvested. Such earnings amounted to $314 million and $257 million at December 29, 1995, and December 30, 1994, respectively. These amounts may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practical to determine the amount of net additional income tax that may be payable if such earnings were repatriated.

         The company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1987. Returns for 1988-1990 are currently under examination and a final report and assessment is expected in 1996. Management believes adequate provision has been made for any adjustments that might be assessed.

         PAGE 45
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6. PROPERTIES.
                                            Dec. 29, 1995
                             -------------------------------------------
                                             Accumulated
                               Cost          Depreciation          Net
                             -------------------------------------------
Transportation               $16,264            $5,269           $10,995
Non-Transportation               409               107               302
                             -------            ------           -------
Total                        $16,673            $5,376           $11,297
                             =======            ======           =======

                                            Dec. 30, 1994
                             -------------------------------------------
                                             Accumulated
                               Cost          Depreciation          Net
                             -------------------------------------------
Transportation               $15,884            $5,161           $10,723
Non-Transportation               431               110               321
                             -------            ------           -------
Total                        $16,315            $5,271           $11,044
                             =======            ======           =======

NOTE 7.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

         Activity related to casualty, environmental and other reserves is as follows:
                   Casualty(a) Environmental Separation (a) Other
                   Reserves(b) Reserves(a)   Liabilities(c) Reserves(a) Total
                   ----------- ------------- -------------- ----------- -----
Balance Dec. 31, 1992 $ 493        $  77         $ 931         $  18   $1,519
 Charged to Expense
   and Other Additions  333           63            32            62      490
 Payments and Other
   Reductions          (276)          (9)         (321)(d)       (26)    (632)
                      -----        -----         -----         -----   ------
Balance Dec. 31, 1993   550          131           642            54    1,377
 Charged to Expense
   and Other Additions  240           32           ---             7      279
 Payments and Other
   Reductions          (251)         (23)         (248)(d)       (21)    (543)
                      -----        -----         -----         -----   ------
Balance Dec. 30, 1994   539          140           394            40    1,113
 Charged to Expense
   and Other Additions  237           22            80            42      381
 Payments and Other
   Reductions          (244)         (25)          (70)          (44)    (383)
                      -----        -----         -----         -----   ------
Balance Dec. 29, 1995 $ 532        $ 137         $ 404         $  38   $1,111
                      =====        =====         =====         =====   ======

         PAGE 46       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

(a) Balances include current portions of casualty, environmental, separation and other reserves, respectively, of $231 million, $20 million, $37 million and $10 million at December 29, 1995, and $215 million, $20 million, $22 million and $19 million at December 30, 1994, and $223 million, $1 million, $44 million and $38 million at December 31, 1993.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c) Separation liabilities include $344 million at December 29, 1995, $376 million at December 30, 1994, and $607 million at December 31, 1993, related to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the company's major transportation units. The remaining liabilities are expected to be paid out over the next 25 years.

(d) Includes the transfer of $156 million in 1994 to a separation-related pension obligation and the reallocation of $95 million in 1993 to other negotiated settlements contemplated by the 1991 productivity charge. The transfer for 1994 represents the future cost of pensions for certain train crew employees impacted by the buyout of trip-based compensation and was provided for in the 1992 productivity charge. The 1993 reallocation adjusted for an overaccrual of separation liabilities and an underaccrual of amounts recorded for other negotiated settlements.

NOTE 8.  DEBT AND CREDIT AGREEMENTS.
                              Average
   Type and               Interest Rates   Dec. 29, Dec. 30,
Maturity Dates           at Dec. 29, 1995    1995     1994
--------------           ----------------   ------   ------
Notes Payable
  (1996-2021)                    8%         $  895   $1,122
Debentures
  (1997-2022)                    9%            649      649
Equipment Obligations
  (1996-2010)                    8%            606      570
Commercial Paper                 6%            300      300
Mortgage Bonds
  (1998-2003)                    4%             76       78
Other Obligations
  (1996-2011)                    7%            182      211
                                            ------   ------
    Total                        8%          2,708    2,930
Less Debt Due Within One Year                  486      312
                                            ------   ------
    Total Long-Term Debt                    $2,222   $2,618
                                            ======   ======
                                    - 46 -



         PAGE 47
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 8.  DEBT AND CREDIT AGREEMENTS, Continued

         In June 1991, the company filed a shelf registration with the Securities and Exchange Commission to provide for the issuance of up to $250 million in debt securities. In September 1992, the company filed a shelf registration to provide for the issuance of up to $450 million in senior debt securities, warrants to purchase debt securities or currency warrants. As of December 29, 1995, $50 million and $200 million of debt is available for issuance under the 1991 and 1992 shelf registrations, respectively.

         During 1994, the company redeemed $300 million of 9.5%, 11.625% and 11.875% Sinking Fund Debentures. The redemption premium, unamortized debt discount and issuance costs totaling $18 million were charged to expense.

         The company maintains revolving credit agreements with domestic and foreign banks aggregating $880 million under which there were no borrowings as of December 29, 1995. Substantially all of these agreements have underlying debt maturities greater than 12 months. These agreements support $448 million of privately placed commercial paper outstanding at December 29, 1995, of which $300 million has been classified as long-term debt based upon the company's ability and intention to maintain this debt outstanding for at least one year.

         Commercial paper classified as short-term debt was $148 million at December 29, 1995 and $201 million at December 30, 1994. The weighted average interest rate for the short-term commercial paper outstanding at year-end was 6% for 1995 and 1994.

         Excluding long-term commercial paper, the company has long-term debt maturities for 1996 through 2000 aggregating $486 million, $85 million, $124 million, $81 million and $313 million, respectively. Substantially all of the company's rail unit properties are pledged as security for various rail-related, long-term debt issues.

NOTE 9.  COMMON AND PREFERRED STOCK.

         The company has a single class of common stock, $1 par value, of which 300 million shares are authorized. Each share is entitled to one vote in all matters requiring a vote. In December 1995, shareholders received one additional share of common stock for each share held, pursuant to a 2-for-1 stock split approved by the board of directors. At December 29, 1995, common shares issued and outstanding totaled 210,494,658.

         The company also has total authorized preferred stock of 25 million shares, of which 250,000 shares of Series A have been reserved for issuance, and 3 million shares of Series B have been reserved for issuance under the Shareholder Rights Plan discussed below. All preferred shares rank senior to common shares both as to dividends and liquidation preference. No preferred shares were outstanding at December 29, 1995.

         PAGE 48
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  COMMON AND PREFERRED STOCK, Continued

         Pursuant to a Shareholder Rights Plan adopted by the board of directors in 1988 and amended in 1990, each outstanding share of common stock also evidences one preferred share purchase right ("right"). Each right entitles shareholders of record to purchase from the company, until the earlier of June 8, 1998, or the redemption of the rights, one one-hundredth of a share of Series B preferred stock at an exercise price of $100, subject to certain adjustments or, under certain circumstances, to obtain additional shares of common stock in exchange for the rights. The rights are not exercisable or transferable apart from the related common shares until the earlier of 10 days following the public announcement that a person or affiliated group has acquired or obtained the right to acquire 20% or more of the company's outstanding common stock, or 10 days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the ownership by a person or group of 20% or more of the outstanding common stock. The board of directors may redeem the rights at a price of one cent per right at any time prior to the acquisition by a person or group of 20% or more of the outstanding common stock.

NOTE 10. STOCK PLANS.

         The company maintains several stock plans designed to encourage ownership of its stock and provide incentives for employees to contribute to its success.

Stock Purchase and Loan Plan

         The 1991 Stock Purchase and Loan Plan provided for the purchase of common stock and related rights by eligible officers and key employees of the company and entitled them to obtain loans with respect to the shares purchased. The Plan is intended to further the long-term stability and financial success of the company by providing a method for eligible employees to significantly increase their ownership of common stock. At December 29, 1995, there were 135 participants in the Plan.

         Shares were issued in 1991 and 1992 at the market price on date of issue. Participants purchased the shares with a 5% down payment in the form of cash or recourse loans. The remaining 95% of the purchase price was in the form of non-recourse loans secured by the shares issued. The loans bear interest at rates set on the issue date and are due on July 31, 1996. All loans were subject to certain adjustments after a vesting period if the market price of CSX common stock equaled or exceeded certain thresholds for a period of 10 consecutive business days. Those thresholds were met in prior years and, as of December 29, 1995, all interest (less dividends applied to accrued interest) and 25% of each participant's loan balance has been forgiven.

         PAGE 49
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  STOCK PLANS, Continued

         Transactions involving the 1991 Stock Purchase and Loan Plan are summarized as follows:

                                                     Shares      Average
                                                     (000's)      Price (a)
                                                     -------     -------
Outstanding at December 31, 1993                      4,056       $20.22
  Canceled and Withdrawn                               (187)      $20.09
                                                      -----       ------
Outstanding at December 30, 1994                      3,869       $18.67
  Canceled and Withdrawn                               (446)      $19.25
                                                      -----       ------
Outstanding at December 29, 1995                      3,423       $18.64
                                                      =====       ======

                                            1995        1994        1993
                                            ----        ----        ----
5% Down Payment Loans Outstanding           $  4        $  4        $  5
95% Purchase Loans Outstanding              $ 60        $ 68        $ 77
Average Interest Rate                       7.75%       7.75%       7.75%
Compensation Expense for the Year           $ 26        $  4        $ 48

(a) Represents average cost to participants, net of cumulative note forgiveness.

Stock Purchase and Dividend Reinvestment Plans

         The 1991 Employees Stock Purchase and Dividend Reinvestment Plan provides a method and incentive for eligible employees to purchase shares of the company's common stock at market value by payroll deductions. To encourage stock ownership, employees receive a 17.65% matching payment on their contributions in the form of additional stock purchased by the company. Each matching payment of stock is subject to a two-year holding period. Sales of stock prior to the completion of the holding period result in forfeiture of the matching stock purchase. Officers and key employees who qualify for the 1991 Stock Purchase and Loan Plan are not eligible to participate in this Plan. At December 29, 1995, there were 687,936 shares of common stock available for issuance under this Plan.

         The company also maintains the Employees Stock Purchase and Dividend Reinvestment Plan and the Shareholders Dividend Reinvestment Plan, adopted in 1981, under which all employees and shareholders may purchase CSX common stock at the average of daily high and low sale prices for the five trading days ending on the day of purchase. To encourage stock ownership, employees receive a 5% discount on all purchases under this program. At December 29, 1995, there were 5,514,930 shares reserved for issuance under these Plans.

         PAGE 50
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  STOCK PLANS, Continued

1987 Long-Term Performance Stock Plan

         The CSX Corporation 1987 Long-Term Performance Stock Plan provides for awards in the form of stock options, Stock Appreciation Rights (SARs) and Performance Share Awards (PSAs) to eligible officers and employees. The awards are based on increases in the market value of CSX common stock over the market value at date of grant or the financial performance of CSX, or both.
At December 29, 1995, there were 454 participants in the Plan.

         During 1994, 10 million additional shares of common stock were reserved for issuance under this Plan. At December 29, 1995, a total of 20,504,484 shares were reserved for issuance, of which 7,503,922 were available for new grants (9,588,996 at December 30, 1994). The remaining shares are assigned to outstanding stock options, SARs and PSAs.

         Transactions involving stock options and SARs are summarized as follows:
                                         Options                   SARs
                                  --------------------     -------------------
                                  Shares       Average     Units       Average
                                  (000s)        Price      (000s)       Price
                                  ------       -------     -----      -------
Outstanding at Dec. 30, 1994      10,206        $30.97       505       $15.82
Granted                            2,165        $40.25       ---          ---
Canceled or Expired                  (57)       $38.95       ---          ---
Exercised                           (433)       $27.18       ---          ---
                                  ------        ------     -----       ------
Outstanding at Dec. 29, 1995      11,881        $32.76       505       $15.82
                                  ======        ======     =====       ======
Exercisable at Dec. 29, 1995       8,017        $28.79       505       $15.82
                                  ======        ======     =====       ======
Exercised in 1994                    328        $24.92        56       $15.63
                                  ======        ======     =====       ======
Exercised in 1993                  1,342        $20.03       108       $15.61
                                  ======        ======     =====       ======

         The value of PSAs is contingent on the achievement of performance goals and completion of certain continuing employment requirements over a three-year period. Each PSA earned will equal the fair market value of one share of CSX common stock on the date of payment. At December 29, 1995, there were 614,800 shares reserved for outstanding PSAs.

Stock Award Plan

         Under the 1990 Stock Award Plan, all officers and employees of the company are eligible to receive shares of CSX common stock as an incentive award. All awards of common stock are issued based on terms and conditions approved by the Compensation Committee of the company's board of directors. At December 29, 1995, there were 1,901,436 shares reserved for issuance under this Plan, of which 802,440 were available for new grants.
                                    - 50 -



         PAGE 51
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  STOCK PLANS, Continued

Stock Plan for Directors

         The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors' fees and retainers are paid. A minimum of 40% of the retainer fees must be paid in common stock of the company. In addition to the basic level of payment in stock, each director may elect to receive up to 100% of the remaining retainer and fees in the form of common stock of the company. The Plan permits each director to elect to transfer stock into a trust that will hold the shares until the participant's death, disability, retirement as a director, other cessation of services as a director, or change in control of the company. At December 29, 1995, there were 968,704 shares of common stock reserved for issuance under this Plan.

NOTE 11.  FAIR VALUE OF FINANCIAL INSTRUMENTS.

         Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the company with a fair value significantly different from its carrying amount. At December 29, 1995, the fair value of long-term debt, including current maturities, was $2.94 billion, compared with a carrying amount of $2.71 billion. At December 30, 1994, the fair value of long-term debt, including current maturities, was $2.91 billion, compared with a carrying amount of $2.93 billion. The fair values of long-term debt have been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

         The company had no significant hedging or derivative financial instruments employed at December 29, 1995, or December 30, 1994.

NOTE 12.  EMPLOYEE BENEFIT PLANS.

Pension Plans

         The company sponsors defined benefit pension plans, principally for salaried personnel. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. Annual contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of common stocks,










                                    - 51 -



         PAGE 52
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12. EMPLOYEE BENEFIT PLANS, Continued

corporate bonds and cash and cash equivalents. Pension costs for these plans include the following components:

                                                      1995    1994    1993
                                                     -----   -----   -----
Service Cost                                         $  28   $  36   $  28
Interest Cost on Projected Benefit Obligation           91      89      88
Actual Return on Plan Assets                          (190)    (10)    (95)
Net Amortization and Deferral                          117     (45)     26
Foreign Plans                                            4       4       4
                                                     -----   -----   -----
Pension Expense                                      $  50   $  74   $  51
                                                     =====   =====   =====

         The funded status of the plans and the amounts reflected in the accompanying statement of financial position at year-end are:

                                         Assets              Benefits
                                     Exceed Benefits       Exceed Assets
                                    -----------------    -----------------
                                    Dec. 29, Dec. 30,    Dec. 29, Dec. 30,
                                      1995    1994         1995     1994
Assets and Obligations:             -----------------    -----------------
  Vested Benefits                    $  24   $  19        $1,086  $  994
  Non-Vested Benefits                    1       1            69      58
                                     -----   -----        ------  ------
Accumulated Benefit Obligation          25      20         1,155   1,052
Effect of Anticipated Future
  Salary Increases                       1       1           122     125
                                     -----   -----        ------  ------
Projected Benefit Obligation            26      21         1,277   1,177
Fair Value of Plan Assets               39      33           957     822
                                     -----   -----        ------  ------
Funded Status                           13      12          (320)   (355)
Unrecognized Initial Net
  Obligation (Asset)                    (3)     (3)           25      31
Unrecognized Prior Service Cost          2       1            11      15
Unrecognized Net Loss                    4       6           276     316
Recognition of Minimum Liability       ---     ---          (200)   (252)
                                     -----   -----        ------  ------
Net Pension Asset (Obligation)       $  16   $  16        $ (208) $ (245)
                                     =====   =====        ======  ======

         The following actuarial assumptions were used in determining net pension expense and projected benefit obligations:
                                                1995      1994      1993
                                               ------    ------    ------
Discount Rate                                   7.50%     8.25%     7.25%
Estimated Long-Term Rate of Salary Increases    5.00%     5.00%     5.00%
Expected Long-Term Rate of Return on Assets     9.75%     8.75%     9.75%
                                    - 52 -



         PAGE 53       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12. EMPLOYEE BENEFIT PLANS, Continued

         The aggregate minimum pension liability was reduced by $52 million in 1995, primarily due to the increase in fair value of plan assets.

Savings Plans

         The company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. The company matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employee's contributions or 3% of their annual compensation. In addition, the company contributes fixed amounts for participating employees covered by certain collective bargaining agreements. Expense associated with these plans was $29 million, $31 million and $32 million for 1995, 1994 and 1993, respectively.

Other Post-Retirement Benefit Plans

         In addition to the defined benefit pension plans, the company sponsors three plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The post-retirement medical plans are contributory, with retiree contributions adjusted annually, and contain other cost-sharing features such as deductibles and coinsurance. The net benefit obligation for medical plans anticipates future cost-sharing changes consistent with the company's expressed intent to increase retiree contribution rates annually in line with expected medical cost inflation rates. The life insurance plan is non-contributory.

         The company's current policy is to fund the cost of the post-retirement medical and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recorded for the combined plans in the company's statement of financial position at December 29, 1995, and December 30, 1994, are as follows:
                                          Medical           Life Insurance
                                      -----------------    -----------------
                                      Dec. 29, Dec. 30,    Dec. 29, Dec. 30,
                                       1995      1994       1995     1994
                                      -----------------    -----------------
Accumulated Post-Retirement
  Benefit Obligation:
   Retirees                            $188      $172       $69       $66
   Fully Eligible Active Participants    30        26         3         3
   Other Active Participants             45        39         3         3
                                       ----      ----       ---       ---
Accumulated Post-Retirement
  Benefit Obligation                    263       237        75        72
Unrecognized Prior Service Cost          17        23         5         6
Unrecognized Net Loss                   (41)      (25)      (11)       (7)
                                       ----      ----       ---       ---
Net Post-Retirement Benefit Obligation $239      $235       $69       $71
                                       ====      ====       ===       ===
                                    - 53 -



         PAGE 54
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12. EMPLOYEE BENEFIT PLANS, Continued

            Net expense for post-retirement benefits was $27 million, $29 million and $23 million for 1995, 1994 and 1993, respectively. The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for medical plans was 10.5% for 1995-1996, decreasing gradually to 5.5% by 2005 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation for medical plans as of December 29, 1995, by $23 million and net post-retirement benefit expense for 1995 by $3 million. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% for 1995, 8.25% for 1994, and 7.25% for 1993.

Other Plans

         Under collective bargaining agreements, the company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multi-employer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $239 million, $209 million and $211 million, respectively, were made to these plans in 1995, 1994 and 1993.

NOTE 13.  COMMITMENTS AND CONTINGENCIES.

Lease Commitments

         The company leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include options to purchase at fair value and to extend the terms. At December 29, 1995, minimum building and equipment rentals under non-cancelable operating leases totaled approximately $399 million for 1996, $377 million for 1997, $351 million for 1998, $308 million for 1999, $272 million for 2000 and $2.4 billion thereafter.

         Rent expense on operating leases, including net daily rental charges on railroad operating equipment of $257 million, $258 million and $247 million in 1995, 1994 and 1993, respectively, amounted to $1.2 billion in 1995, and $1.1 billion in 1994 and 1993.

Purchase Commitments

         CSXT entered into an agreement during 1993 to purchase 300 locomotives. This large single order covers normal locomotive replacement needs for 1994 through 1997 and introduces alternating current traction technology to the locomotive fleet. CSXT has taken delivery of 50 direct current and 118 alternating current locomotives through December 29, 1995. The remaining 132 alternating current units will be delivered in 1996 and 1997.
                                    - 54 -



         PAGE 55
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  COMMITMENTS AND CONTINGENCIES, Continued

         During 1994 and 1995, Sea-Land entered into agreements for the construction of nine high-performance, fuel-efficient container vessels. Estimated capital expenditures for these vessels total $518 million, of which $188 million has been expended through December 29, 1995, with the remaining $330 million expected to be incurred over the next two years. Three of the vessels were delivered in 1995.

Other Commitments

         During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million in equal annual amounts over the ten-year period.

Contingent Liabilities

         The company and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to leased equipment, joint ventures and joint facilities. These contingent obligations amounted to approximately $86 million at December 29, 1995.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $100 million per occurrence from rail and certain other operations, is provided by companies owned or partially owned by CSX.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) in a number of investigations and actions. CSXT has identified approximately 108 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

         The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

         PAGE 56
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 13.  COMMITMENTS AND CONTINGENCIES, Continued

         At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation is difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 29, 1995, and December 30, 1994, were $137 million and $140 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 29, 1995, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

         The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and
materiality of which cannot presently be reliably estimated.   Based upon
information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

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

        Summary of Operations:                1995        1994       1993
        ---------------------               --------    --------    -------
        Operating Revenue                    $4,008      $3,492      $3,246

        Operating Expense - Public            3,563       3,101       2,972
                          - Affiliated (a)      299         235         202
                                             ------      ------      ------
        Operating Income                     $  146      $  156      $   72
                                             ======      ======      ======
        Net Earnings                         $   86      $   73      $   12
                                             ======      ======      ======

                                            Dec. 29,    Dec. 30,
        Summary of Financial Position:        1995        1994
        ------------------------------      --------    --------
        Current Assets - Public              $  713      $  584
                       - Affiliated (a)           2          16

        Other Assets - Public                 1,674       1,527
                     - Affiliated (a)           ---         101

        Current Liabilities - Public            684         515
                            - Affiliated (a)     48         266

        Other Liabilities   - Public            718         671
                            - Affiliated (a)    200          75

        Equity                                  739         701


(a)      Amounts represent activity with CSX affiliated companies.

         SL Alaska Trade Company (SLATCO) is a special purpose, unconsolidated subsidiary of Sea-Land with assets of $117 million in a trust account securing $106 million of debt maturing on October 1, 2005. The assets of SLATCO are not available to creditors of Sea-Land or its subsidiaries, nor are the SLATCO notes guaranteed by Sea-Land or any of its subsidiaries.

         PAGE 58
                       CSX CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 15.  BUSINESS SEGMENTS.

                          Operating Revenue             Operating Income
                     --------------------------    -------------------------
                         Fiscal Years Ended            Fiscal Years Ended
                     --------------------------    --------------------------
                     Dec. 29,  Dec. 30, Dec. 31,   Dec. 29, Dec. 30, Dec. 31,
                       1995     1994      1993       1995     1994     1993
                      ------   ------    ------     ------   ------   ------
Transportation       $10,317   $9,410    $8,767     $1,123   $1,178   $  868
Non-Transportation       187      198       173         49       54       45
                     -------   ------    ------     ------   ------   ------
Total                $10,504   $9,608    $8,940      1,172    1,232      913
                     =======   ======    ======     ------   ------   ------
Other Income                                            72       55       18
Interest Expense                                       270      281      298
                                                    ------   ------   ------
Earnings Before Income Taxes                        $  974   $1,006   $  633
                                                    ======   ======   ======

                    Identifiable Assets
                    -------------------
                     Dec. 29, Dec. 30,
                       1995     1994
                     -------  -------
Transportation       $13,489  $12,974
Non-Transportation       793      750
                     -------  -------
Total                $14,282  $13,724
                     =======  =======

         The principal components of the business segments are:

Transportation -

         Rail, international container-shipping, barge, intermodal, logistics management, warehousing, and distribution operations. The container-shipping operation reported revenue of $4.0 billion for 1995, $3.5 billion for 1994 and $3.2 billion for 1993. Approximate revenue allocation by port of origin for 1995, 1994 and 1993 was: North America - 42%; Asia - 33%; Europe - 17%; and Other - 8%.

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

NOTE 16.  QUARTERLY DATA (Unaudited).
                                                    1995
                                   1st         2nd(b)       3rd       4th(c)
                                 ------      ------       ------     ------
Operating Revenue                $2,468      $2,600       $2,665     $2,771
                                 ======      ======       ======     ======
Operating Income                 $  271      $   95       $  382     $  424
                                 ======      ======       ======     ======
Net Earnings                     $  121      $   19       $  202     $  276
                                 ======      ======       ======     ======
Earnings Per Share(a)            $  .58      $  .09       $  .96     $ 1.31
                                 ======      ======       ======     ======
                                                    1994
                                   1st         2nd          3rd       4th(d)
                                 ------      ------       ------     ------
Operating Revenue                $2,227      $2,371       $2,470     $2,540
                                 ======      ======       ======     ======
Operating Income                 $  186      $  304       $  350     $  392
                                 ======      ======       ======     ======
Net Earnings                     $   74      $  162       $  177     $  239
                                 ======      ======       ======     ======
Earnings Per Share(a)            $  .36      $  .77       $  .84     $ 1.15
                                 ======      ======       ======     ======
(a) Earnings per share amounts for all periods presented have been restated to reflect the 2-for-1 stock split distributed to shareholders in December 1995.

(b) The company recorded a $257 million pretax restructuring charge in the second quarter of 1995 to recognize the estimated costs of initiatives at its rail and container-shipping units to revise, restructure and consolidate specific operations and administrative functions. The charge included a write-down of technologically obsolete telecommunications assets and provisions for employee separations and exit obligations. The restructuring charge reduced net earnings by $160 million, 76 cents per share.

(c) In December 1995, the company recognized a net investment gain of $77 million on the issuance of an equity interest in a Sea-Land terminal and related operations in Asia and the write-down of various investments. The equity interest portion of the transaction resulted in proceeds of $105 million, a pretax gain of $93 million, and increased net earnings by $61 million, 29 cents per share.

(d) In December 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million, an accelerated pretax gain of $69 million, and increased net earnings by $42 million, 20 cents per share.

         PAGE 60


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Shareholders and Board of Directors of CSX Corporation


         We have audited the accompanying consolidated statements of financial position of CSX Corporation and subsidiaries as of December 29, 1995 and December 30, 1994, and the related consolidated statements of earnings, cash flows and changes in shareholders' equity for each of the three fiscal years in the period ended December 29, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above (appearing on pages 31-59) present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 29, 1995 and December 30, 1994, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 1995, in conformity with generally accepted accounting principles.



                              /s/ ERNST & YOUNG LLP
                              ---------------------
                              Ernst & Young LLP


Richmond, Virginia
January 31, 1996













         PAGE 61

BOARD OF DIRECTORS
------------------

Edward L. Addison (3,5)
Retired Chairman and CEO
The Southern Company, Pensacola Beach, Fla.

Elizabeth E. Bailey (2,4)
John C. Hower Professor of Public Policy and Management
The Wharton School
University of Pennsylvania, Philadelphia, Pa.

Robert L. Burrus, Jr. (4,5)
Partner and Chairman
McGuire, Woods, Battle & Boothe
Richmond, Va.

Bruce C. Gottwald (4,5)
Chairman and CEO
Ethyl Corporation, Richmond, Va.

John R. Hall (2)
Chairman and CEO
Ashland Inc., Ashland, Ky.

Robert D. Kunisch (1,3)
Chairman, President and CEO
PHH Corporation, Hunt Valley, Md.

Hugh L. McColl, Jr. (2,4)
Chairman and CEO
NationsBank Corp., Charlotte, N.C.

James W. McGlothlin (1,5)
Chairman and CEO
The United Company, Bristol, Va.

Southwood J. Morcott (1,2,4)
Chairman and CEO
Dana Corporation, Toledo, Oh.

Charles E. Rice (1,2,3)
Chairman and CEO
Barnett Banks Inc., Jacksonville, Fla.

William C. Richardson (3)
President and CEO
W.K. Kellogg Foundation
Battle Creek, Mich.

Frank S. Royal, M.D. (3)
Physician and Health Care Authority
Richmond, Va.


                                    - 61 -



         PAGE 62

BOARD OF DIRECTORS, CONTINUED
-----------------------------

John W. Snow (1)
Chairman, President and CEO
CSX Corporation, Richmond, Va.

Sir Denis Thatcher, Bt MBE TD
Counsellor to the Board
London, England

KEY TO COMMITTEES OF THE BOARD
------------------------------

1 - Executive
2 - Audit
3 - Compensation
4 - Pension
5 - Organization & Corporate Responsibility




































         PAGE 63

CSX CORPORATE OFFICERS
----------------------

CSX Corporation
One James Center
901 East Cary Street
Richmond, VA 23219-4031
(804) 782-1400 - http://www.csx.com

John W. Snow, 56 *
Chairman, President and CEO, elected February 1991

Mark G. Aron, 53 *
Executive Vice President-Law and Public Affairs, elected April 1995

James Ermer, 53 *
Executive Vice President-Corporate Planning & Development, elected April 1995

Paul R. Goodwin, 53 *
Executive Vice President-Finance and Chief Financial Officer, elected April 1995

Sally B. Basso, 38
Vice President-Compensation and Benefits, elected April 1995

Andrew B. Fogarty, 50
Vice President-Audit and Advisory Services, elected March 1995

Thomas E. Hoppin, 54
Vice President-Corporate Communications, elected July 1986

Richard H. Klem, 51 *
Vice President-Corporate Strategy, elected May 1992

Jesse R. Mohorovic, 53 *
Vice President-Executive Department, elected February 1995

James P. Peter, 44
Vice President-Taxes, elected June 1993

Woodruff M. Price, 60
Vice President-Federal Affairs, elected May 1988

Alan A. Rudnick, 48
Vice President-General Counsel and Corporate Secretary, elected June 1991

Micheal J. Ruehling, 48
Vice President-State Relations, elected January 1995

James A. Searle Jr., 49
Vice President-Administration, elected August 1989

         PAGE 64

CSX CORPORATE OFFICERS, CONTINUED
---------------------------------

Peter J. Shudtz, 47
General Counsel, elected September 1991

William H. Sparrow, 52 *
Vice President-Financial Planning, elected February 1996

Gregory R. Weber, 50 *
Vice President, Controller and Treasurer, elected April 1989

CSX UNIT OFFICERS
-----------------

CSX Transportation Inc.
500 Water Street
Jacksonville, FL 32202
(904) 359-3100 - http://www.csxt.com

Alvin R. (Pete) Carpenter, 54 *
President and CEO, since January 1992

Gerald L. Nichols, 60 *
Executive Vice President and COO, since February 1995

Donald D. Davis, 56 *
Senior Vice President-Employee Relations, since April 1992

Michael J. Ward, 45 *
Senior Vice President-Finance, since April 1995


Sea-Land Service Inc.
6000 Carnegie Blvd.
Charlotte, NC 28209
(704) 571-2000 - http://www.sealand.com

John P. Clancey, 51 *
President and CEO, since August 1991

Wilford W. Middleton Jr., 57 *
Executive Vice President, since January 1990

Robert J. Grassi, 49 *
Senior Vice President-Finance and Planning, since October 1991

Charles G. Raymond, 52 *
Senior Vice President-Operations, since September 1988






         PAGE 65

CSX UNIT OFFICERS, CONTINUED
----------------------------

CSX Intermodal Inc.
301 West Bay Street
Jacksonville, FL 32202
(904) 359-4855 - http://www.csxi.com

M. McNeil Porter, 62 *
Chairman, since January 1996

Ronald T. Sorrow, 49 *
President and CEO, since January 1996


American Commercial Lines Inc.
1701 E. Market Street
Jeffersonville, IN 47130
(812) 288-0100 - http://www.aclines.com

Michael C. Hagan, 49 *
President and CEO, since May 1992


Customized Transportation Inc.
10407 Centurion Parkway, N., Ste. 400
Jacksonville, FL 32256
(904) 928-1400 - http://www.csx.com/docs/cti.html

David G. Kulik, 47
President and CEO, since December 1994


The Greenbrier
White Sulphur Springs, WV 24986
(304) 536-1110 - http://www.greenbrier.com

Ted J. Kleisner, 51
President and Managing Director, since January 1989


Yukon Pacific Corporation
1049 W. 5th Avenue
Anchorage, AK 99501
(907) 265-3100 - http://www.ypc.com

Jeff B. Lowenfels, 47
President and CEO, since February 1995


* Executive officers of the corporation




         PAGE 66

CORPORATE INFORMATION

Headquarters
One James Center
901 East Cary Street
Richmond, VA 23219-4031
(804) 782-1400
Internet Address: http://www.csx.com

Market Information

         CSX's common stock is listed on the New York, London and Swiss stock exchanges and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is "CSX."

Description of Common and Preferred Stock

         A total of 300 million shares of common stock is authorized, of which 210,494,658 shares were outstanding as of December 29, 1995. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights.

         A total of 25 million shares of preferred stock is authorized. Series A consists of 250,000 shares of $7 Cumulative Convertible Preferred Stock. All outstanding shares of Series A Preferred Stock were redeemed as of July 31, 1992.

         Series B consists of 3 million shares of Junior Participating Preferred Stock, none of which has been issued. These shares will become issuable only if and when the rights distributed to holders of common stock under the Preferred Share Rights Plan adopted by CSX on June 8, 1988, become exercisable.

Common Stock Shares Outstanding, Number of Registered Shareholders

                                     1995     1994     1993     1992     1991
                                    ------   ------   ------   ------   ------

Number of shareholders:             55,528   57,355   59,714   62,820   66,032
                                    ======   ======   ======   ======   ======

Shares Outstanding as of January 26, 1996:  210,529,205

Common Stock Shareholders as of January 26, 1996:  55,503










         PAGE 67

Common Stock Price Range and Dividends Per Share

Year                                               1995
                                                   ----
Quarter                          1st         2nd         3rd         4th
                                 ---         ---         ---         ---
Market Price
   High                       $39.88      $41.00      $44.63      $46.13
   Low                        $34.69      $36.00      $37.44      $39.06
Dividends Per Share             $.22        $.22        $.22        $.26

Year                                               1994
                                                   ----
Quarter                          1st         2nd         3rd         4th
                                 ---         ---         ---         ---
Market Price
   High                       $46.19      $41.63      $39.56      $37.25
   Low                        $39.94      $35.50      $33.00      $31.56
Dividends Per Share             $.22        $.22        $.22        $.22

Year                                               1993
                                                   ----
Quarter                          1st         2nd         3rd         4th
                                 ---         ---         ---         ---
Market Price
   High                       $39.98      $39.06      $40.13      $44.06
   Low                        $33.56      $33.19      $33.94      $37.44
Dividends Per Share             $.19        $.19        $.19        $.22

Year                                               1992
                                                   ----
Quarter                          1st         2nd         3rd         4th
                                 ---         ---         ---         ---
Market Price
   High                       $31.00      $33.75      $33.88      $36.81
   Low                        $27.44      $27.75      $28.31      $27.25
Dividends Per Share             $.19        $.19        $.19        $.19

Year                                               1991
                                                   ----
Quarter                          1st         2nd         3rd         4th
                                 ---         ---         ---         ---
Market Price
   High                       $19.50      $23.94      $26.31      $29.00
   Low                        $14.88      $18.25      $22.13      $23.88
Dividends Per Share             $.18        $.18        $.18        $.19

(All data restated to reflect the 2-for-1 stock split distributed to shareholders in December 1995.)






         PAGE 68

SHAREHOLDER INFORMATION

Shareholder Services

         Shareholders with questions about their accounts should contact the transfer agent at the address or telephone number shown below.

         General questions about CSX or information contained in company publications should be directed to Corporate Communications at the address or telephone number shown below.

         Security analysts, portfolio managers or other investment community representatives should contact Investor Relations at the address or telephone number shown below.

Transfer Agent, Registrar and Dividend Disbursing Agent
Harris Trust Company
P.O. Box A3504
Chicago, IL 60690
(800) 521-5571
(312) 461-4061, in Illinois

Shareholder Relations
Anne B. Taylor
Administrator-Shareholder Services
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1465

Corporate Communications
Suzanne S. Walston
Manager-Corporate Communications
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1406

Investor Relations
Katherine E. Wilson
Director-Financial Analysis
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1553










                                    - 68 -



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

Dividends

         CSX pays quarterly dividends on its common stock on or about the 15th of March, June, September and December, when declared by the board of directors, to shareholders of record approximately three weeks earlier. CSX now offers direct deposit of dividends to shareholders who request it. If you are interested, please contact Harris Trust at the address or telephone number shown above.

Replacing Dividend Checks

         If you do not receive your dividend check within 10 business days after the payment date or if your check is lost or destroyed, you should notify Harris Trust so payment on the check can be stopped and a replacement issued.
                                    - 69 -



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

         For a prospectus or other information on the plan, write or call the Harris Trust Dividend Reinvestment Department at the address or telephone number shown on page 68.





































         PAGE 71           CSX CORPORATION FORM 10-K
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March 1996.
                                   CSX CORPORATION

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

    Signatures                                    Title
    ----------                                    -----
John W. Snow                           Chairman of the Board, President,
                                       Chief Executive Officer and Director
                                       (Principal Executive Officer)(a)

Paul R. Goodwin                        Executive Vice President-Finance
                                       (Principal Financial Officer)(a)

Edward L. Addison                      Director(a)

Elizabeth E. Bailey                    Director(a)

Robert L. Burrus Jr.                   Director(a)

Bruce C. Gottwald                      Director(a)

John R. Hall                           Director(a)

Robert D. Kunisch                      Director(a)

Hugh L. McColl Jr.                     Director(a)

James W. McGlothlin                    Director(a)

Southwood J. Morcott                   Director(a)

Charles E. Rice                        Director(a)

William C. Richardson                  Director(a)

Frank S. Royal, M.D.                   Director(a)


(a) /s/ PETER J. SHUDTZ
    ---------------------------------
    Peter J. Shudtz, Attorney-in-Fact
    March 1, 1996

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

2. Page references in the electronic Form 10-K refer to pages in the electronic filing, while page references in the printed document refer to pages in that document. The information on pages 36 and 37 of the printed document, i.e. the 10-K cover sheet and index, has been repositioned on pages 1 and 2 of the electronic document with the page references changed as discussed above.






































