Form 10-Q
period 1996-03-29
CSX CORP
filed 1996-05-01
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 29, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 29, 1996: 211,512,205 shares.









                                     - 1 -



         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 29, 1996
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters Ended March 29, 1996 and March 31, 1995          3

2.  Consolidated Statement of Cash Flows-
      Quarters Ended March 29, 1996 and March 31, 1995          4

3.  Consolidated Statement of Financial Position-
      At March 29, 1996 and December 29, 1995                   5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      15

Signature                                                      15
















                                     - 2 -



         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                                          (Unaudited)
                                                         Quarters Ended
                                                     -----------------------
                                                     March 29,     March 31,
                                                       1996          1995
                                                     ---------     ---------
Operating Revenue
  Transportation                                     $  2,520      $  2,446
  Non-Transportation                                       16            22
                                                     --------      --------
     Total                                              2,536         2,468
                                                     --------      --------
Operating Expense
  Transportation                                        2,225         2,171
  Non-Transportation                                       25            26
                                                     --------      --------
     Total                                              2,250         2,197
                                                     --------      --------
Operating Income                                          286           271
Other Income (Expense)                                     (2)           (7)
Interest Expense                                           60            67
                                                     --------      --------
Earnings before Income Taxes                              224           197
Income Tax Expense                                         78            76
                                                     --------      --------
Net Earnings                                         $    146      $    121
                                                     ========      ========
Earnings Per Share                                   $    .69      $    .58
                                                     ========      ========

Average Common Shares Outstanding (Thousands)         210,964       209,887
                                                     ========      ========
Common Shares Outstanding (Thousands)                 211,512       210,243
                                                     ========      ========
Cash Dividends Paid Per Common Share                 $    .26      $    .22
                                                     ========      ========


See accompanying Notes to Consolidated Financial Statements.













                                     - 3 -



         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)
                                                            (Unaudited)
                                                           Quarters Ended
                                                        ---------------------
                                                        March 29,   March 31,
                                                          1996        1995
                                                        --------    ---------
OPERATING ACTIVITIES
  Net Earnings                                            $ 146      $ 121
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided
      Depreciation                                          156        149
      Deferred Income Taxes                                  14         15
      Productivity/Restructuring Charge Payments            (23)       (17)
      Other Operating Activities                            (52)        16
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                 (20)       (52)
        Other Current Assets                                (38)       (35)
        Accounts Payable                                    (58)        72
        Other Current Liabilities                          (156)       (74)
                                                          -----      -----
        Net Cash Provided (Used) by Operating Activities    (31)       195
                                                          -----      -----
INVESTING ACTIVITIES
  Property Additions                                       (338)      (235)
  Proceeds from Property Dispositions                        24         12
  Proceeds from Sales of Long-Term Marketable Securities     89         32
  Short-Term Investments - Net                              (44)        10
  Purchases of Long-Term Marketable Securities              ---        (30)
  Other Investing Activities                                 12         30
                                                          -----      -----
        Net Cash Used by Investing Activities              (257)      (181)
                                                          -----      -----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                     284         59
  Long-Term Debt Issued                                      57         58
  Long-Term Debt Repaid                                    (120)       (52)
  Dividends Paid                                            (55)       (46)
  Other Financing Activities                                  3          2
                                                          -----      -----
        Net Cash Provided by Financing Activities           169         21
                                                          -----      -----
  Net Increase (Decrease) in Cash and Cash Equivalents     (119)        35

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period          320        265
                                                          -----      -----
  Cash and Cash Equivalents at End of Period                201        300
    Short-Term Investments at End of Period                 380        260
                                                          -----      -----
  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                          $ 581      $ 560
                                                          =====      =====
See accompanying Notes to Consolidated Financial Statements.
                                    -4-



         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                 (Unaudited)
                                                  March 29,    December 29,
                                                    1996           1995
                                                  --------     -----------
ASSETS
  Current Assets
      Cash, Cash Equivalents and Short-Term
        Investments                                $   581        $   660
      Accounts Receivable                              851            832
      Materials and Supplies                           242            220
      Deferred Income Taxes                            155            148
      Other Current Assets                              91             75
                                                   -------        -------
        Total Current Assets                         1,920          1,935

   Properties-Net                                   11,483         11,297
   Affiliates and Other Companies                      317            312
   Other Long-Term Assets                              646            738
                                                   -------        -------
        Total Assets                               $14,366        $14,282
                                                   =======        =======
LIABILITIES
  Current Liabilities
      Accounts Payable                             $ 1,048        $ 1,121
      Labor and Fringe Benefits Payable                432            526
      Casualty, Environmental and Other Reserves       303            298
      Current Maturities of Long-Term Debt             398            486
      Short-Term Debt                                  432            148
      Other Current Liabilities                        315            412
                                                   -------        -------
        Total Current Liabilities                    2,928          2,991

  Casualty, Environmental and Other Reserves           773            813
  Long-Term Debt                                     2,247          2,222
  Deferred Income Taxes                              2,580          2,560
  Other Long-Term Liabilities                        1,464          1,454
                                                   -------        -------
        Total Liabilities                            9,992         10,040
                                                   -------        -------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                           212            210
  Other Capital                                      1,361          1,319
  Retained Earnings                                  2,910          2,822
  Minimum Pension Liability                           (109)          (109)
                                                   -------        -------
        Total Shareholders' Equity                   4,374          4,242
                                                   -------        -------
        Total Liabilities and Shareholders' Equity $14,366        $14,282
                                                   =======        =======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
                  Notes to Consolidated Financial Statements
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of March 29, 1996 and December 29, 1995, the results of its operations and its cash flows for the quarters ended March 29, 1996 and March 31, 1995, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the quarters ended March 29, 1996 and March 31, 1995.
Dilution for these periods, which could result if all outstanding common stock equivalents were exercised, is not significant. Weighted average shares and earnings per share for all periods presented have been restated to reflect the 2-for-1 common stock split distributed to shareholders in December 1995.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

         Certain prior-year data have been reclassified to conform to the 1996 presentation.


NOTE 2. FISCAL REPORTING PERIODS

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters ended March 29, 1996 and March 31, 1995, and the fiscal year ended December 29, 1995.


NOTE 3. RESTRUCTURING CHARGE

         In the second quarter of 1995, the company recorded a $257 million pretax restructuring charge, $160 million after-tax, 76 cents per share, to recognize the cost of initiatives undertaken to revise, restructure, and consolidate specific operations and administrative functions at its rail and container-shipping units. Of the $69 million reserve remaining at December 29, 1995, $4 million was utilized during the quarter ended March 29, 1996 for global integration and vessel reflagging costs at the container-shipping unit and the employee separations completed during the period.

         PAGE 7
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4. ACCOUNTS RECEIVABLE

         The company has sold, directly and through Trade Receivables Participation Certificates ("Certificates"), ownership interests in designated pools of accounts receivable originated by CSX Transportation, Inc. ("CSXT"), its rail unit.

         During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. At March 29, 1996 and December 29, 1995, the Certificates were collateralized by $240 million of accounts receivable held in the master trust.

         In addition, the company has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of rail freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in September 1998.

         The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At March 29, 1996 and December 29, 1995, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net costs associated with sales of Certificates and receivables were $7 and $8 million, respectively, for the quarters ended March 29, 1996 and March 31, 1995.


NOTE 5.  OPERATING EXPENSE

                                                    Quarters Ended
                                                -----------------------
                                                March 29,      March 31,
                                                  1996           1995
                                                --------      ---------
Labor and Fringe Benefits                       $  821         $  813
Materials, Supplies and Other                      615            603
Building and Equipment Rent                        294            287
Inland Transportation                              229            227
Depreciation                                       156            149
Fuel                                               135            118
                                                ------         ------
  Total                                         $2,250         $2,197
                                                ======         ======

         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  OTHER INCOME (EXPENSE)
                                                    Quarters Ended
                                                -----------------------
                                                March 29,      March 31,
                                                  1996           1995
                                                --------      ---------
Interest Income                                 $   12         $   14
Net Costs for Accounts Receivable Sold              (7)            (8)
Minority Interest                                   (8)            (5)
Foreign Currency Gain (Loss)                         1             (5)
Equity Earnings (Losses) of Other Affiliates         2             (3)
Net Loss on Investment Transactions                 (2)            --
                                                ------         ------
  Total                                         $   (2)        $   (7)
                                                ======         ======
NOTE 7. COMMITMENTS AND CONTINGENCIES

         During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million over the ten-year period.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $100 million per occurrence from rail and certain other operations, is provided by companies owned or partially owned by CSX.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions. CSXT has identified approximately 108 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or corresponding state statutes. Many of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 29, 1996, and December 29, 1995, were $134 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 29, 1996 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

         A number of legal actions, other than environmental, are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the company.

         PAGE 10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
- ---------------------

First-Quarter 1996 Compared With 1995
- -------------------------------------

         The company reported net earnings for the quarter ended March 29, 1996, of $146 million, 69 cents per share, versus net earnings of $121 million, 58 cents per share, for the same period in 1995. Net earnings for 1996 rose 21 percent above the 1995 first quarter results.

         Operating revenue for the first quarter of 1996 rose to $2.5 billion, $68 million above the prior-year quarter. Operating expense was $2.3 billion for the first quarter of 1996, $53 million higher than the prior year quarter. Operating income was $286 million for the first quarter of 1996, up $15 million from 1995's first quarter.

Rail Unit Results
- -----------------

         The company's rail unit, severely hampered by winter weather, posted operating income of $236 million, just 4 percent below its 1995 record first quarter. Total rail operating revenue of $1.2 billion was level with 1995's first-quarter results.

         Shipments of CSXT's largest commodity, coal, decreased 1 percent to
38.2 million tons, due to weather disruptions. Coal revenue increased 1 percent over 1995.

         Total merchandise traffic fell 4 percent, with decreases in autos (5 percent) and metals (12 percent) largely attributable to the United Auto Workers strike. Food and consumer carloadings decreased 9 percent, largely due to a weaker produce harvest in western states.

         Equipment and service initiatives in the agricultural sector and at paper mills contributed to revenue increases of 6 percent for both the agricultural and forest products categories.

         Despite difficult operating conditions caused by ice and snow storms throughout much of the railroad's territory, rail operating expense for the first quarter rose just 1 percent over 1995's level, to $959 million.











         PAGE 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Rail Unit Results, Continued
- ----------------------------

                                    RAIL OPERATING RESULTS
                                    (Millions of Dollars)
                                 ------------------------------
                                    Quarters Ended
                                 --------------------
                                 March 29,  March 31,   Percent
                                   1996       1995      Change
                                 --------   ---------   -------
Operating Revenue
  Merchandise                    $  789      $  799       (1)%
  Coal                              370         366        1 %
  Other                              36          29       24 %
                                 ------      ------
    Total                         1,195       1,194       -- %

Operating Expense                   959         948        1 %
                                 ------      ------
Operating Income                 $  236      $  246       (4)%
                                 ======      ======
Operating Ratio                   80.3%       79.4%
                                 ======      ======

Container Shipping Unit Results
- -------------------------------

         The container-shipping unit's first-quarter operating income rose to $52 million, compared with $25 million in the 1995 period, largely due to successful terminal productivity-improvement initiatives and benefits from the 1995 reflagging of five vessels.

         Continued growth in global trade resulted in a 6 percent increase in volume -- 7 percent in the Pacific trade and 9 percent in the Asia/Middle East/Europe (A.M.E.) trade lane. Operating revenue rose 7 percent over the 1995 first quarter to $961 million, with increases of 9 percent and 10 percent, respectively, in the Atlantic and A.M.E. trades.

         Operating expense increased 4 percent to $909 million in the quarter as a result of the higher volume.

         During the quarter, progress continued on implementation of the previously announced global operating alliance with Maersk. Key first-quarter actions included the completion of phase-in planning for the TransPacific, Asia-MidEast and Asia-Europe vessel sharing agreements. Also, the agreement to revise and renew vessel sharing agreements for the U.S.-South Americas trade was completed, and implementation plans for the service were approved.

         PAGE 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
- --------------------------------

Barge Unit Results
- ------------------

         Performance at the company's barge unit remained strong, with operating income rising 20 percent to a first-quarter record of $18 million, despite severe weather conditions. The previous record was posted in the first quarter of 1995.

         The barge unit benefitted from continued strong demand for grain and other bulk commodities, such as fertilizer and salt. The unit's quarterly operating revenue increased 2 percent to $131 million, while operating expense was held flat at $113 million.

Intermodal Unit Results
- -----------------------

         The company's intermodal unit, continuing to feel the effect of stiff trucking competition and the impact of the soft demand in the domestic retail sector, posted operating income of $3 million vs. $10 million in the 1995 quarter.

         The intermodal unit saw a decrease in traffic of 6 percent compared to 1995's first quarter. Domestic volumes remained level, while international traffic decreased 13 percent.

FINANCIAL CONDITION
- -------------------

         Cash, cash equivalents and short-term investments totaled $581 million at March 29, 1996, a decrease of $79 million since December 29, 1995. Primary sources of cash and cash equivalents during the quarter were the issuance of short-term and long-term debt. Primary uses of cash and cash equivalents were property additions, repayment of long-term debt, payment of income taxes, and payment of dividends.

         During the first quarter of 1996, net investing activities consumed $257 million of cash and cash equivalents compared with $181 million consumed in the first quarter of 1995. The change in cash used by investing activities was primarily due to increased property additions compared to the quarter ended March 31, 1995.

         Financing activities provided $169 million of cash and cash equivalents for the quarter ended March 29, 1996, a $148 million increase from 1995's first quarter. The change was primarily due to an increase in proceeds from net short-term borrowings, offset partially by increases in scheduled debt repayments.



         PAGE 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
- ------------------------------

         The working capital deficit decreased $48 million during the quarter ended March 29, 1996. The decrease was primarily due to reductions in accounts payable, labor and fringe benefits payable, and current maturities of long-term debt, partially offset by increased short-term debt levels. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
- --------------                                     (Millions of Dollars)
                                               -----------------------------
                                               March 29,        December 29,
                                                 1996               1995
                                               ---------        ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $   581            $   660
Commercial Paper Outstanding -
  Short-Term                                     $   432            $   148
Commercial Paper Outstanding -
  Long-Term                                      $   300            $   300
Working Capital (Deficit)                        $(1,008)           $(1,056)

Current Ratio                                      .7                 .6
Debt Ratio                                          34%                34%
Ratio of Earnings to Fixed Charges                 3.1x              3.2 x

OUTLOOK
- -------

         Each of CSX's transportation units continue to anticipate favorable revenue levels over the remainder of 1996, compared with 1995. The higher revenue is expected from improved marketing strategies and modest growth in the domestic economy. The company also plans to continue the intense focus on service, productivity and expense control throughout its transportation units.

         As the second quarter of 1996 begins, the rail unit is benefitting from pent-up demand for coal from domestic utilities and industrial producers. Demand for export coal is also expected to continue strong. Additionally, merchandise traffic is projected to experience gradual improvement throughout the balance of the year.

         The rail unit, through the National Carriers Conference Committee, has been involved in the current round of negotiations with rail labor. These negotiations have historically taken place over a number of months and usually have not resulted in significant work stoppages. It is anticipated that Presidential Emergency Boards ("PEBs") will ultimately be appointed to make recommendations to resolve the industry-wide labor contract issues.

         PAGE 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK, Continued
- ------------------

         In April 1996, the United Transportation Union ("UTU") failed to ratify the proposed five-year contract that had been negotiated by its leaders and the railroad industry's National Carriers Conference Committee. The UTU has agreed to binding arbitration with the National Carriers Conference Committee. This arbitration will produce a new labor agreement.

         The Transportation Communication International Union ("TCU") recently has been released from industry-wide negotiations by the National Mediation Board ("NMB"). At this stage, the TCU has set a May 9, 1996 strike date. We expect that the NMB will recommend a PEB to be appointed in advance of that date. If a PEB is appointed it will delay the possibility of a strike by the TCU. We also anticipate that additional PEBs will be appointed for the other unions which have been released by the NMB from industry-wide negotiations.

         The container-shipping unit anticipates traffic flows in the second quarter of 1996 to surpass prior-year second quarter levels in major trade lanes. The unit expects that strong demand for ocean transportation and the unit's technological advantages will allow them generally to select higher margin traffic.

         The intermodal unit expects to continue to improve the level of shipments and revenue during the second quarter as result of closer alignment of its operations with CSXT and Sea-Land. The barge unit anticipates continued strong demand for its services and, with this demand, solid barge revenue.
























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

                                    CSX CORPORATION
                                    (Registrant)

                                By: JAMES L. ROSS
                                    ------------------------------
                                    James L. Ross
                                    Vice President and Controller
                                    (Principal Accounting Officer)
Dated:  May 1, 1996



























