Form 10-Q
period 1996-06-28
CSX CORP
filed 1996-10-15
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 28, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 28, 1996: 211,811,519 shares.









                                     - 1 -



         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1996
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters and Six Months Ended June 28, 1996
        and June 30, 1995                                       3

2.  Consolidated Statement of Cash Flows-
      Six Months Ended June 28, 1996 and June 30, 1995          4

3.  Consolidated Statement of Financial Position-
      At June 28, 1996 and December 29, 1995                    5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             11


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security
           Holders                                             16

Item 6.  Exhibits and Reports on Form 8-K                      17

Signature                                                      17


Please note that through clerical error the Company's Second Quarter Form 10-Q was received on July 30, 1996 by the SEC as a test filing instead of as an official filing on that date. The Company's press release issued on July 18, 1996 contains the Company's condensed consolidated unaudited financial statements, and the textual portion of the release highlights the significant financial results. Immediately upon learning of the filing error, the Company resubmitted the filing to the SEC.



                                     - 2 -



         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                                (Unaudited)
                                 Quarters Ended            Six Months Ended
                             -----------------------    ----------------------
                              June 28,      June 30,    June 28,      June 30,
                                1996          1995        1996          1995
                             ---------      --------    --------      --------

Operating Revenue             $  2,672      $ 2,549     $  5,186      $ 4,993

Operating Expense                2,264        2,208        4,482        4,376
Restructuring Charge               ---          257          ---          257
                              --------      -------     --------      -------
     Total                       2,264        2,465        4,482        4,633
                              --------      -------     --------      -------
Operating Income                   408           84          704          360
Other Income (Expense)              23            9           11           (3)
Interest Expense                    71           68          131          135
                              --------      -------     --------      -------
Earnings before
   Income Taxes                    360           25          584          222
Income Tax Expense                 126            6          204           82
                              --------      -------     --------      -------
Net Earnings                  $    234      $    19     $    380      $   140
                              ========      =======     ========      =======
Earnings Per Share            $   1.11      $   .09     $   1.80      $   .67
                              ========      =======     ========      =======

Average Common Shares
  Outstanding (Thousands)      211,678      210,328      211,321      210,107
                              ========      =======     ========      =======
Common Shares
  Outstanding (Thousands)      211,812      210,429      211,812      210,429
                              ========      =======     ========      =======
Cash Dividends Paid Per
  Common Share                $    .26      $   .22     $    .52      $   .44
                              ========      =======     ========      =======


See accompanying Notes to Consolidated Financial Statements.













                                     - 3 -



         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)
                                                            (Unaudited)
                                                          Six Months Ended
                                                        ---------------------
                                                        June 28,     June 30,
                                                          1996         1995
                                                        --------    ---------
OPERATING ACTIVITIES
  Net Earnings                                            $ 380      $ 140
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided
      Depreciation                                          312        297
      Deferred Income Taxes                                  37        (58)
      Restructuring Charge Provision                        ---        257
      Productivity/Restructuring Charge Payments            (49)       (55)
      Other Operating Activities                            ---         26
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                 (92)       (10)
        Other Current Assets                                (48)       (56)
        Accounts Payable                                     (9)        46
        Other Current Liabilities                           (65)        (5)
                                                          -----      -----
        Net Cash Provided by Operating Activities           466        582
                                                          -----      -----
INVESTING ACTIVITIES
  Property Additions                                       (594)      (585)
  Short-Term Investments - Net                              (45)        38
  Purchases of Long-Term Marketable Securities              (10)       (67)
  Proceeds from Sales of Long-Term Marketable Securities    106         53
  Other Investing Activities                                 25         50
                                                          -----      -----
        Net Cash Used by Investing Activities              (518)      (511)
                                                          -----      -----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                      34         39
  Long-Term Debt Issued                                     117        115
  Long-Term Debt Repaid                                    (159)       (72)
  Cash Dividends Paid                                      (110)       (93)
  Other Financing Activities                                 20          4
                                                          -----      -----
        Net Cash Used by Financing Activities               (98)        (7)
                                                          -----      -----
  Net Increase (Decrease) in Cash and Cash Equivalents     (150)        64

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period          320        265
                                                          -----      -----
  Cash and Cash Equivalents at End of Period                170        329
    Short-Term Investments at End of Period                 380        233
                                                          -----      -----
  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                          $ 550      $ 562
                                                          =====      =====
See accompanying Notes to Consolidated Financial Statements.
                                    -4-



         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                 (Unaudited)
                                                  June 28,    December 29,
                                                    1996          1995
                                                  --------    ------------
ASSETS
  Current Assets
      Cash, Cash Equivalents and Short-Term
        Investments                                $   550        $   660
      Accounts Receivable                              922            832
      Materials and Supplies                           241            220
      Deferred Income Taxes                            168            148
      Other Current Assets                              98             75
                                                   -------        -------
        Total Current Assets                         1,979          1,935

   Properties-Net                                   11,568         11,297
   Affiliates and Other Companies                      317            312
   Other Long-Term Assets                              667            738
                                                   -------        -------
        Total Assets                               $14,531        $14,282
                                                   =======        =======
LIABILITIES
  Current Liabilities
      Accounts Payable                             $ 1,097        $ 1,121
      Labor and Fringe Benefits Payable                475            526
      Casualty, Environmental and Other Reserves       289            298
      Current Maturities of Long-Term Debt             395            486
      Short-Term Debt                                  182            148
      Other Current Liabilities                        396            412
                                                   -------        -------
        Total Current Liabilities                    2,834          2,991

  Casualty, Environmental and Other Reserves           761            813
  Long-Term Debt                                     2,271          2,222
  Deferred Income Taxes                              2,615          2,560
  Other Long-Term Liabilities                        1,483          1,454
                                                   -------        -------
        Total Liabilities                            9,964         10,040
                                                   -------        -------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                           212            210
  Other Capital                                      1,375          1,319
  Retained Earnings                                  3,089          2,822
  Minimum Pension Liability                           (109)          (109)
                                                   -------        -------
        Total Shareholders' Equity                   4,567          4,242
                                                   -------        -------
        Total Liabilities and Shareholders' Equity $14,531        $14,282
                                                   =======        =======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
                  Notes to Consolidated Financial Statements
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of June 28, 1996 and December 29, 1995, the results of its operations for the quarters and six months ended June 28, 1996 and June 30, 1995, and its cash flows for the six months ended June 28, 1996 and June 30, 1995, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the quarters and six months ended June 28, 1996 and June 30, 1995. Dilution for these periods, which could result if all outstanding common stock equivalents were exercised, is not significant. Weighted average shares and earnings per share for 1995 have been restated to reflect the 2-for-1 common stock split distributed to shareholders in December.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

         The company changed its earnings presentation for the quarter and six months ended June 28, 1996 to exclude non-transportation activities from operating revenue and expense. These activities, principally real estate and resort operations, are now included in "Other Income (Expense)." Prior-year data have been reclassified to conform to the 1996 presentation.

NOTE 2. FISCAL REPORTING PERIODS

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 26-week periods ended June 28, 1996 and June 30, 1995, and the fiscal year ended December 29, 1995.

NOTE 3. RESTRUCTURING CHARGE

         In the second quarter of 1995, the company recorded a $257 million pretax restructuring charge, $160 million after-tax, 76 cents per share, to recognize the estimated cost of initiatives undertaken to revise, restructure, and consolidate specific operations and administrative functions at its rail and container-shipping units. At December 29, 1995, a reserve of $69 million remained, of which $2 million and $6 million was utilized for the quarter and six months ended June 28, 1996, respectively, for global integration and vessel reflagging costs which were included in the container-shipping unit's restructuring initiatives.

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

         During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. The Certificates were collateralized by $241 million and $240 million of accounts receivable held in the master trust at June 28, 1996 and December 29, 1995, respectively.

         In addition, the company has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of rail freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in September 1998.

         The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At June 28, 1996 and December 29, 1995, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net costs associated with sales of Certificates and receivables were $8 million and $15 million for the quarter and six months ended June 28, 1996, respectively, and $8 million and $16 million for the quarter and six months ended June 30, 1995, respectively.


NOTE 5.  OPERATING EXPENSE

                                    Quarters Ended       Six Months Ended
                                  ------------------    ------------------
                                  June 28,  June 30,    June 28,  June 30,
                                    1996      1995        1996      1995
                                  --------  --------    --------  --------
Labor and Fringe Benefits         $  797    $  773       $1,591    $1,552
Materials, Supplies and Other        632       656        1,250     1,276
Building and Equipment Rent          287       274          576       553
Inland Transportation                252       239          481       465
Depreciation                         154       147          307       293
Fuel                                 142       119          277       237
Restructuring Charge                 ---       257          ---       257
                                  ------    ------       ------    ------
  Total                           $2,264    $2,465       $4,482    $4,633
                                  ======    ======       ======    ======

         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  OTHER INCOME (EXPENSE)
                                       Quarters Ended      Six Months Ended
                                     ------------------   -----------------
                                     June 28,  June 30,   June 28,  June 30,
                                       1996      1995       1996      1995
                                     --------  --------   --------  --------
Interest Income                       $   12    $   15     $   24    $   29
Income from Real Estate and Resort
  Operations (1)                          31        13         23        10
Foreign Currency Gain (Loss)             ---        (1)         1        (6)
Net Costs for Accounts Receivable Sold    (8)       (8)       (15)      (16)
Minority Interest                        (10)       (6)       (18)      (11)
Equity Earnings (Losses) of Other
  Affiliates                             ---       ---          2        (3)
Miscellaneous                             (2)       (4)        (6)       (6)
                                      ------    ------     ------    ------
  Total                               $   23    $    9     $   11    $   (3)
                                      ======    ======     ======   =======

(1) Gross revenue from real estate and resort operations was $66 million and $79 million for the quarter and six months ended June 28, 1996, respectively, and $47 million and $67 million for the quarter and six months ended June 30, 1995, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

         During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million over the ten-year period.

         In July 1996, CSXT reached agreements with two manufacturers for the purchase of 80 alternating current traction locomotives to be delivered during the remainder of 1996 and 1997. These agreements represent commitments for additional locomotives above the company's 1993 order covering 300 units for 1994-1997 delivery. As of July 30, 1996, a total of 127 locomotives remain for 1996 and 1997 delivery under the 1993 and 1996 purchase agreements.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $100 million per occurrence from rail and certain other operations, is provided by companies owned or partially owned by CSX.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions. CSXT has identified approximately 102 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or corresponding state statutes. Many of these

         PAGE 9
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
             Notes to Consolidated Financial Statements, Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  COMMITMENTS AND CONTINGENCIES, Continued

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 28, 1996, and December 29, 1995, were $124 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 28, 1996 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

         The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes that its

         PAGE 10
environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

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









































                                    - 10 -



         PAGE 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Second-Quarter 1996 Compared With 1995
--------------------------------------

         The company reported net earnings for the quarter ended June 28, 1996, of $234 million, $1.11 per share. These results compare with 1995 second-quarter net earnings of $19 million, 9 cents per share, which included a restructuring charge. Without this charge, net income in the year-ago quarter would have been $179 million, 85 cents per share.

         Operating revenue for the second quarter of 1996 rose to $2.7 billion, $123 million above the prior-year quarter. Operating expense was $2.3 billion for the second quarter of 1996, $56 million higher than the prior-year quarter, excluding the charge. Operating income was $408 million for the second quarter of 1996, up $67 million from 1995's second quarter, excluding the charge.

Rail Unit Results
-----------------

         The company's rail unit produced record quarterly operating income of $312 million, breaking the $300 million threshold for the first time. The results, on a pro-forma basis, topped those of the prior-year quarter by $42 million and the previous quarterly record of $279 million in the fourth quarter of 1995 by $33 million.

         Revenue increased 4 percent to $1.26 billion, despite essentially flat traffic levels. Operating expense was held level with the 1995 period, excluding the charge, despite a 15 percent increase in fuel prices. The unit's Performance Improvement Teams' efforts continued to produce positive results. By increasing revenue and holding down expense, the rail unit produced a record operating ratio of 75.1 percent -- nearly three points better than the year-ago quarter.

         Overall, coal revenue rose 7 percent and coal tonnage rose 6 percent, led by a 9 percent increase in utility coal volume and a 2 percent rise in export volume. Merchandise carloadings were down 1 percent, but revenue rose 2 percent, due to better mix, selective pricing initiatives and increased tonnage per car.











                                    - 11 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail Unit Results, Continued
----------------------------

                                       RAIL OPERATING INCOME
                                       (Millions of Dollars)
                                   -----------------------------
                      Quarters Ended                Six Months Ended
                     ------------------            ------------------
                     June 28,  June 30,  Percent   June 28,  June 30,  Percent
                       1996      1995    Change      1996      1995    Change
                     --------  --------  -------   -------   --------  -------
Operating Revenue
  Merchandise        $  813     $  797      2%     $ 1,602     $ 1,596     -%
  Coal                  404        379      7%         774         745     4%
  Other                  38         35      9%          74          64    16%
                     ------     ------             -------     -------
    Total             1,255      1,211      4%       2,450       2,405     2%

Operating Expense       943      1,137   (17)%       1,902       2,085   (9)%
                     ------     ------             -------     -------
Operating Income     $  312     $   74    322%     $   548     $   320    71%
                     ======     ======             =======     =======
Operating Income (a) $  312     $  270     16%     $   548     $   516     6%
                     ======     ======             =======     =======
Operating Ratio        75.1%      93.9%               77.6%       86.7%
                     ======     ======             =======     =======
Operating Ratio (a)    75.1%      77.7%               77.6%       78.5%
                     ======     ======             =======     =======

(a)  Pro forma basis, excluding $196 million restructuring charge in 1995.

Container Shipping Unit Results
-------------------------------

         The container-shipping unit posted its second straight record quarter. Operating income rose 37 percent to $81 million from the $59 million the company earned in the second quarter of 1995, excluding last year's $61 million restructuring charge.

         The earnings improvement was driven by an 8 percent volume increase with only a 1 percent increase in costs, excluding the charge. Performance in both of these areas combined to more than offset continued downward pressure on rates in some trade lanes.

         Growth in market share, improved cargo mix and a strengthening international economy fueled a $29 million rise in revenue to $1.02 billion. The increase in revenue along with cost containment resulted in an operating ratio of 92.1 percent for the quarter, a 1.9 point improvement from the prior year quarter, excluding the restructuring charge.
                                    - 12 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Barge Unit Results
------------------

         Operating income for the company's barge unit rose to $28 million in the second quarter, a 47 percent increase over the $19 million it earned in the prior-year quarter. The barge unit's strong performance largely resulted from continued strength in the grain and other bulk commodity markets, which increased 50 percent vs. the 1995 quarter, and the success of ongoing cost-control and expense-reduction programs. Operating expense rose $28 million, due largely to higher fuel prices and increased volume.

Intermodal Unit Results
-----------------------

         The company's intermodal unit increased operating income to $6 million from $3 million during the prior-year quarter. Expense reductions of $9 million more than offset a $6 million decline in revenue.

Contract Logistics Unit Results
-------------------------------

         The company's contract logistics unit continued to grow rapidly, with revenue rising 39 percent to $79 million and operating income reaching $4 million.

First Six Months 1996 Compared with 1995
----------------------------------------

         For the first six months of the year, earnings for the company rose to $380 million, $1.80 per share. These results represent a 27 percent increase over the $300 million, $1.43 per share, earned in the first six months of 1995, exclusive of the 1995 charge.

         The results for the first six months of 1996 reflect the continued success of the company's efforts to reduce costs, improve service and profitably respond to growth opportunities and increased demand. In addition, the strength of the domestic and global economies have positively impacted the year-to-date results for 1996.

FINANCIAL CONDITION
-------------------

         Cash, cash equivalents and short-term investments totaled $550 million at June 28, 1996, a decrease of $110 million since December 29, 1995. Primary sources of cash and cash equivalents during the period were the issuance of short-term and long-term debt and proceeds from the sale of long-term marketable securities. Primary uses of cash and cash equivalents were property additions, repayment of long-term debt, payment of income taxes, and payment of dividends.
                                    - 13 -

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
------------------------------

         During the first six months of 1996, net investing activities consumed $518 million of cash and cash equivalents compared with $511 million consumed in the six months of 1995.

         Financing activities used $98 million of cash and cash equivalents for the six months ended June 28, 1996, a $91 million increase over the first six months of 1995. The change was primarily due to an increase in scheduled debt repayments.

         The working capital deficit decreased $201 million during the six months ended June 28, 1996. The decrease was primarily due to reductions in labor and fringe benefits payable and current maturities of long-term debt.
A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
--------------                                     (Millions of Dollars)
                                               -----------------------------
                                               June 28,         December 29,
                                                 1996               1995
                                               ---------        ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $   550            $   660
Commercial Paper Outstanding -
  Short-Term                                     $   182            $   148
Commercial Paper Outstanding -
  Long-Term                                      $   300            $   300
Working Capital (Deficit)                        $  (855)           $(1,056)

Current Ratio                                       .7                .6
Debt Ratio                                          33%               34%
Ratio of Earnings to Fixed Charges                 3.6 x             3.2 x(a)

  (a) Excluding the pre-tax restructuring charge of $257 million, the ratio of earnings to fixed charges would have been 3.7x for the year ended December 29, 1995.











                                    - 14 -



         PAGE 15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK
-------

         Each of CSX's transportation units continues to anticipate favorable revenue levels over the remainder of 1996, compared with 1995. The higher revenue is expected from improving marketing strategies and modest growth in the domestic economy. The company also plans to continue the intense focus on service, productivity and expense control throughout its transportation units.

         As the third quarter of 1996 begins, the rail unit continues to benefit from strong demand from domestic and export coal markets. Merchandise traffic is expected to experience gradual improvement throughout the balance of the year. Automotive traffic levels could be impacted by the pending auto industry negotiations with the United Auto Workers.

         The rail unit, through the National Carriers Conference Committee, continues to participate in the current round of negotiations with rail labor. Tentative agreements have been reached with the Transportation Communication International Union, the Brotherhood of Maintenance of Way Employees and three shopcraft unions and are currently pending ratification by their memberships. Agreements previously have been reached with other rail labor organizations, including the United Transportation Union and the Brotherhood of Locomotive Engineers. Negotiations continue with two small shopcraft unions and the Dispatchers organizations.

         The container-shipping unit anticipates traffic flows in the third quarter of 1996 to surpass prior-year third quarter levels in major trade lanes. The unit expects that strong demand for ocean transportation and the unit's technological advantages should allow it generally to select higher margin traffic. The container-shipping industry anticipates that strong Trans-Pacific eastbound volume will help to mitigate the rate decline experienced in recent quarters.

         The intermodal unit expects to continue to improve the level of shipments and revenue during the third quarter as a result of closer alignment of its operations with CSXT and Sea-Land. The barge unit anticipates solid revenue resulting from continued strong demand for its services. The contract logistics unit expects its growth to continue throughout the year, due to expanding demand for its services.

                            -------------------------

         To the extent that these written statements include predictions concerning future operations and results of operations, such statements are forward-looking statements that involve risks and uncertainties, and actual results may differ materially. Factors that could cause actual results to differ materially are described in the Company's Form 10-K for its most recent fiscal year and include general economic downturns, which may limit demand and pricing; labor matters, which may impact the costs and feasibility of certain operations; and commodity concentrations, which may affect traffic levels.


                                    - 15 -



         PAGE 16

PART II.  OTHER INFORMATION


   Item 4.  Submission of Matters to a Vote of Security Holders

            (a)   Annual meeting held April 25, 1996.

            (b)   Not applicable.

            (c) There were 211,376,803 shares of CSX common stock outstanding as of February 23, 1996, the record date for the 1996 annual meeting of shareholders. A total of 174,765,729 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                    Votes         Broker
         Nominee                     Votes For      Withheld      Non-Votes
         Elizabeth E. Bailey        173,672,852     1,092,876        1
         Robert L. Burrus, Jr.      173,673,264     1,092,464        1
         Bruce C. Gottwald          173,726,819     1,038,909        1
         John R. Hall               173,734,971     1,030,757        1
         Robert D. Kunisch          173,756,651     1,009,077        1
         Hugh L. McColl, Jr.        173,681,451     1,084,277        1
         James W. McGlothlin        173,752,364     1,013,364        1
         Southwood J. Morcott       173,744,432     1,021,296        1
         Charles E. Rice            173,731,574     1,034,154        1
         William C. Richardson      173,714,237     1,051,491        1
         Frank S. Royal, M.D.       173,640,076     1,125,652        1
         John W. Snow               173,583,541     1,182,187        1


            The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX's financial statements for the year 1996 was ratified by the shareholders with the following vote:
                                                                  Broker
                   Votes For        Votes Against   Abstentions   Non-Votes
                  173,476,393          646,095        643,239        2

            Amendment of the 1987 Long-Term Performance Stock Plan was approved by the shareholders with the following vote:

                                                                  Broker
                   Votes For        Votes Against   Abstentions   Non-Votes
                  163,032,265         9,774,430      1,959,033       1

            The amended and restated 1991 Stock Purchase and Loan Plan was approved by the shareholders with the following vote:

                                                                  Broker
                   Votes For        Votes Against   Abstentions   Non-Votes
                  160,248,576         12,627,938     1,889,214       1

            (d)   Not applicable.

                                    - 16 -



         PAGE 17

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

                                    CSX CORPORATION
                                    (Registrant)

                                By: JAMES L. ROSS
                                    ------------------------------
                                    James L. Ross
                                    Vice President and Controller
                                    (Principal Accounting Officer)
Dated:  July 30, 1996

























                                    - 17 -