Form 10-Q
period 1996-09-27
CSX CORP
filed 1996-10-31
CIK 277948

PAGE 1
                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 27, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 27, 1996: 216,925,500 shares.









                                     - 1 -


         PAGE 2


                                CSX CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1996
                                     INDEX





PART I.  FINANCIAL INFORMATION                            Page Number

Item 1:

Financial Statements

1.  Consolidated Statement of Earnings-
      Quarters and Nine Months Ended September 27, 1996
        and September 29, 1995                                  3

2.  Consolidated Statement of Cash Flows-
      Nine Months Ended September 27, 1996 and
      September 29, 1995                                        4

3.  Consolidated Statement of Financial Position-
      At September 27, 1996 and December 29, 1995               5

Notes to Consolidated Financial Statements                      6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                             11


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                      17

Signature                                                      17

         PAGE 3
                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                                (Unaudited)
                                 Quarters Ended           Nine Months Ended
                             -----------------------    ----------------------
                              Sept. 27,     Sept. 29,   Sept. 27,    Sept. 29,
                                1996          1995        1996          1995
                             ---------      --------    --------      --------

Operating Revenue             $  2,647      $ 2,601     $  7,833      $ 7,594

Operating Expense                2,255        2,232        6,737        6,608
Restructuring Charge              ---           ---          ---          257
                              --------      -------     --------      -------
     Total                       2,255        2,232        6,737        6,865
                              --------      -------     --------      -------
Operating Income                   392          369        1,096          729
Other Income (Expense)               8           20           19           17
Interest Expense                    57           68          188          203
                              --------      -------     --------      -------
Earnings before
   Income Taxes                    343          321          927          543
Income Tax Expense                 121          119          325          201
                              --------      -------     --------      -------
Net Earnings                  $    222      $   202     $    602      $   342
                              ========      =======     ========      =======
Earnings Per Share            $   1.04      $   .96     $   2.83      $  1.62
                              ========      =======     ========      =======

Average Common Shares
  Outstanding (Thousands)      215,060      210,403      212,567      210,206
                              ========      =======     ========      =======
Common Shares
  Outstanding (Thousands)      216,926      210,485      216,926      210,485
                              ========      =======     ========      =======
Cash Dividends Paid Per
  Common Share                $    .26      $   .22     $    .78      $   .66
                              ========      =======     ========      =======


See accompanying Notes to Consolidated Financial Statements.

         PAGE 4
                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)
                                                            (Unaudited)
                                                          Nine Months Ended
                                                        ---------------------
                                                        Sept. 27,   Sept. 29,
                                                          1996         1995
                                                        --------    ---------
OPERATING ACTIVITIES
  Net Earnings                                            $ 602      $ 342
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided
      Depreciation                                          461        446
      Deferred Income Taxes                                  92        (57)
      Restructuring Charge Provision                         --        257
      Productivity/Restructuring Charge Payments            (67)      (117)
      Other Operating Activities                             17         75
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                (112)       (98)
        Other Current Assets                                (23)       (24)
        Accounts Payable                                    (32)        32
        Other Current Liabilities                           (81)       108
                                                          -----      -----
        Net Cash Provided by Operating Activities           857        964
                                                          -----      -----
INVESTING ACTIVITIES
  Property Additions                                       (876)      (819)
  Short-Term Investments - Net                               (9)        (4)
  Purchases of Long-Term Marketable Securities              (26)       (87)
  Proceeds from Sales of Long-Term Marketable Securities    117         74
  Other Investing Activities                                 69         56
                                                          -----      -----
        Net Cash Used by Investing Activities              (725)      (780)
                                                          -----      -----
FINANCING ACTIVITIES
  Short-Term Debt - Net                                     128        (46)
  Long-Term Debt Issued                                     117        115
  Long-Term Debt Repaid                                    (372)       (95)
  Cash Dividends Paid                                      (167)      (139)
  Other Financing Activities                                 12          5
                                                          -----      -----
        Net Cash Used by Financing Activities              (282)      (160)
                                                          -----      -----
  Net (Decrease) Increase in Cash and Cash Equivalents     (150)        24

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period          320        265
                                                          -----      -----
  Cash and Cash Equivalents at End of Period                170        289
    Short-Term Investments at End of Period                 345        274
                                                          -----      -----
  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                          $ 515      $ 563
                                                          =====      =====
See accompanying Notes to Consolidated Financial Statements.

         PAGE 5
                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                (Unaudited)
                                                September 27,  December 29,
                                                    1996          1995
                                                  --------    ------------
ASSETS
  Current Assets
      Cash, Cash Equivalents and Short-Term
        Investments                                $   515        $   660
      Accounts Receivable                              928            832
      Materials and Supplies                           217            220
      Deferred Income Taxes                            151            148
      Other Current Assets                             108             75
                                                   -------        -------
        Total Current Assets                         1,919          1,935

   Properties-Net                                   11,720         11,297
   Affiliates and Other Companies                      331            312
   Other Long-Term Assets                              671            738
                                                   -------        -------
        Total Assets                               $14,641        $14,282
                                                   =======        =======
LIABILITIES
  Current Liabilities
      Accounts Payable                             $ 1,073        $ 1,121
      Labor and Fringe Benefits Payable                495            526
      Casualty, Environmental and Other Reserves       283            298
      Current Maturities of Long-Term Debt             201            486
      Short-Term Debt                                  276            148
      Other Current Liabilities                        371            412
                                                   -------        -------
        Total Current Liabilities                    2,699          2,991

  Casualty, Environmental and Other Reserves           755            813
  Long-Term Debt                                     2,288          2,222
  Deferred Income Taxes                              2,657          2,560
  Other Long-Term Liabilities                        1,427          1,454
                                                   -------        -------
        Total Liabilities                            9,826         10,040
                                                   -------        -------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                           217            210
  Other Capital                                      1,452          1,319
  Retained Earnings                                  3,255          2,822
  Minimum Pension Liability                           (109)          (109)
                                                   -------        -------
        Total Shareholders' Equity                   4,815          4,242
                                                   -------        -------
        Total Liabilities and Shareholders' Equity $14,641        $14,282
                                                   =======        =======

See accompanying Notes to Consolidated Financial Statements.

         PAGE 6
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
            Notes to Consolidated Financial Statements (Unaudited)
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of September 27, 1996 and December 29, 1995, the results of its operations for the quarters and nine months ended September 27, 1996 and September 29, 1995, and its cash flows for the nine months ended September 27, 1996 and September 29, 1995, such adjustments being of a normal recurring nature.

         Earnings per share are based on the weighted average of common shares outstanding for the quarters and nine months ended September 27, 1996 and September 29, 1995. Dilution for these periods, which would result if all outstanding common stock equivalents were exercised, is not significant. Weighted average shares and earnings per share for 1995 have been restated to reflect the 2-for-1 common stock split distributed to shareholders in December.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

         Beginning with the quarter ended June 28, 1996, the company changed its earnings presentation to exclude non-transportation activities from operating revenue and expense. These activities, principally real estate and resort operations, are now included in "Other Income (Expense)." Prior-year data have been reclassified to conform to the 1996 presentation.

NOTE 2. FISCAL REPORTING PERIODS

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 39-week periods ended September 27, 1996 and September 29, 1995, and the fiscal year ended December 29, 1995.

NOTE 3. RESTRUCTURING CHARGE

         In the second quarter of 1995, the company recorded a $257 million pretax restructuring charge, $160 million after-tax, 76 cents per share, to recognize the estimated cost of initiatives undertaken to revise, restructure, and consolidate specific operations and administrative functions at its rail and container-shipping units. At December 29, 1995, a reserve of $69 million remained, of which $3 million and $9 million was utilized for the quarter and nine months ended September 27, 1996, respectively, for global integration and vessel reflagging costs which were included in the container-shipping unit's restructuring initiatives.

         PAGE 7
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4. ACCOUNTS RECEIVABLE

         The company has sold, directly and through Trade Receivables Participation Certificates ("Certificates"), ownership interests in designated pools of accounts receivable originated by CSX Transportation, Inc. ("CSXT"), its rail unit.

         During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. The Certificates were collateralized by $241 million and $240 million of accounts receivable held in the master trust at September 27, 1996 and December 29, 1995, respectively.

         In addition, the company has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of rail freight and other accounts receivable. The agreement currently provides for the sale of up to $200 million in accounts receivable and expires in September 1998.

         The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At September 27, 1996 and December 29, 1995, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net costs associated with sales of Certificates and receivables were $7 million and $22 million for the quarter and nine months ended September 27, 1996, respectively, and $8 million and $24 million for the quarter and nine months ended September 29, 1995, respectively.


NOTE 5.  OPERATING EXPENSE

                                    Quarters Ended      Nine Months Ended
                                  ------------------    ------------------
                                  Sept. 27, Sept. 29,   Sept. 27,  Sept. 29,
                                    1996      1995        1996      1995
                                  --------  --------    --------  --------
Labor and Fringe Benefits         $  788    $  786       $2,379    $2,338
Materials, Supplies and Other        646       664        1,896     1,940
Building and Equipment Rent          282       279          858       832
Inland Transportation                262       242          743       707
Depreciation                         149       146          456       439
Fuel                                 128       115          405       352
Restructuring Charge                 ---       ---          ---       257
                                  ------    ------       ------    ------
  Total                           $2,255    $2,232       $6,737    $6,865
                                  ======    ======       ======    ======

         PAGE 8
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  OTHER INCOME (EXPENSE)
                                       Quarters Ended     Nine Months Ended
                                     ------------------   -----------------
                                     Sept. 27, Sept. 29,  Sept. 27, Sept. 29,
                                       1996      1995       1996      1995
                                     --------  --------   --------  --------
Interest Income                       $    9    $   19     $   33    $   48
Income from Real Estate and Resort
  Operations (1)                          19        18         42        28
Foreign Currency Gain                     --         8          1         2
Net Costs for Accounts Receivable Sold    (7)       (8)       (22)      (24)
Minority Interest                        (11)       (8)       (29)      (19)
Equity Earnings (Losses) of Other
  Affiliates                               2        (1)         4        (4)
Miscellaneous                             (4)       (8)       (10)      (14)
                                      ------    ------     ------    ------
  Total                               $    8    $   20     $   19    $   17
                                      ======    ======     ======   =======

(1) Gross revenue from real estate and resort operations was $58 million and $137 million for the quarter and nine months ended September 27, 1996, respectively, and $57 million and $124 million for the quarter and nine months ended September 29, 1995, respectively.

NOTE 7. COMMITMENTS AND CONTINGENCIES

         During 1995, CSXT entered into an agreement with AT&T to supply and manage its telecommunications needs through May 2005. The agreement requires minimum payments totaling approximately $330 million over the ten-year period. Certain terms and conditions of the agreement with AT&T are currently the subject of renegotiation, which is expected to be completed without any disruption of service.

         In July 1996, CSXT reached agreements with two manufacturers for the purchase of 80 alternating current traction locomotives to be delivered during the remainder of 1996 and 1997. These agreements represent commitments for additional locomotives above the company's 1993 order covering 300 units for 1994-1997 delivery. As of September 27, 1996, a total of 108 locomotives remain for 1996 and 1997 delivery under the 1993 and 1996 purchase agreements.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A substantial portion of the insurance coverage, up to $100 million per occurrence from rail and certain other operations, may be provided by companies owned or partially owned by CSX.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party ("PRP") in a number of investigations and actions. CSXT has identified approximately 104 environmentally impaired sites

         PAGE 9
                       CSX CORPORATION AND SUBSIDIARIES
                       --------------------------------
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  COMMITMENTS AND CONTINGENCIES, Continued

that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or corresponding state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or corresponding state statutes typically involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

         Based upon reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 27, 1996, and December 29, 1995, were $121 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 27, 1996 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

         The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and

         PAGE 10
CSX CORPORATION AND SUBSIDIARIES
--------------------------------
Notes to Consolidated Financial Statements (Unaudited), Continued
(All Tables in Million of Dollars, Except Per Share Amounts)

NOTE 7.  COMMITMENTS AND CONTINGENCIES, Continued

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

NOTE 8.  STOCK PURCHASE AND LOAN PLAN

         In April 1996, the company's shareholders approved the amendment and restatement of the 1991 Stock Purchase and Loan Plan (the "Plan"), which otherwise would generally have come to an end when purchase loans issued in 1991 and 1992 matured on July 31, 1996. The Plan amendment continues the original objective of providing a method for eligible employees to significantly increase their ownership of common stock, thereby assuring their interests are aligned with the company's non-employee shareholders.

         On August 1, 1996, 58,960 shares were withdrawn from the Plan, 2,570,194 shares were exchanged and cancelled, and 7,590,218 new shares and related rights were awarded and sold at an average market price of $47.50 per share to existing and new participants, so that at September 27, 1996, there were 8,123,090 shares outstanding and 188 officers and key employees participating in the Plan. Non-recourse loans of approximately $283 million and deferred compensation of approximately $88 million earned by Plan participants have been classified as components of shareholders' equity at that date.

         PAGE 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Third-Quarter 1996 Compared With 1995
--------------------------------------

         The company reported net earnings for the quarter ended September 27, 1996 of $222 million, $1.04 per share. These results compare with 1995 third-quarter net earnings of $202 million, $.96 per share.

         Operating revenue for the third quarter of 1996 rose to $2.6 billion, $46 million above the prior-year quarter. Operating expense was $2.3 billion for the third quarter of 1996, $23 million higher than the prior-year quarter. Operating income was $392 million for the third quarter of 1996, up $23 million from 1995's third quarter.

Rail Unit Results
-----------------

         The company's rail unit achieved record quarterly operating income of $277 million vs. 1995's $269 million third quarter. The results reflect the combination of level traffic, the unit's ongoing emphasis on managing expense, and selective rate increases.

         Revenue increased almost 2 percent to $1.21 billion, while traffic remained level with 1995's third quarter. Despite expenses associated with Hurricane Fran and higher fuel prices, operating expense increased just $12 million to $934 million. The unit's third-quarter operating ratio of 77.1 percent topped its 1995 third-quarter record of 77.4 percent.

         Coal revenue rose 4 percent and coal tonnage rose 3 percent, largely due to higher utility coal volume. Total merchandise traffic decreased 1 percent, while merchandise revenue rose 1 percent.



















         PAGE 12

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail Unit Results, Continued
----------------------------

                                       RAIL OPERATING INCOME
                                       (Millions of Dollars)
                                   -----------------------------
                      Quarters Ended                Nine Months Ended
                     ------------------            ------------------
                     Sept. 27, Sept. 29, Percent  Sept. 27, Sept. 29,  Percent
                       1996      1995    Change      1996      1995    Change
                     --------  --------  -------   -------   --------  -------
Operating Revenue
  Merchandise        $  772     $  767     1 %     $ 2,374     $ 2,363     - %
  Coal                  404        388     4 %       1,178       1,133     4 %
  Other                  35         36    (3)%         109         100     9 %
                     ------     ------             -------     -------
    Total             1,211      1,191     2 %       3,661       3,596     2 %

Operating Expense       934        922     1 %       2,836       3,007    (6)%
                     ------     ------             -------     -------
Operating Income     $  277     $  269     3 %     $   825     $   589    40 %
                     ======     ======             =======     =======
Operating Income (a) $  277     $  269     3 %     $   825     $   785     5 %
                     ======     ======             =======     =======
Operating Ratio        77.1%      77.4%               77.5%       83.6%
                     ======     ======             =======     =======
Operating Ratio (a)    77.1%      77.4%               77.5%       78.2%
                     ======     ======             =======     =======

(a)  Pro forma basis, excluding $196 million restructuring charge in 1995.

Container Shipping Unit Results
-------------------------------

         Despite rate pressures across all major trade lanes, the container-shipping unit generated a quarterly operating income record of $95 million, an increase of 36 percent over 1995's third-quarter results. The 1996 third-quarter results were 13 percent higher than the previous quarterly record of $84 million, earned in the fourth quarter of 1995.

         Third-quarter revenue rose $6 million above its previous third-quarter record in 1995. Volume increased across all major trade lanes, averaging 9 percent. Operating expense decreased $19 million to $938 million. The unit's cost-control efforts have met with success in steadily lowering its operating ratio. The unit achieved a record third-quarter operating ratio of
90.8 percent.



         PAGE 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Barge Unit Results
------------------

         Third-quarter operating income at the company's barge unit fell 17 percent, to $30 million. Despite a soft grain market, revenue rose 8 percent due to higher volume and increased marine construction activity. However, such construction activity, along with higher fuel prices, resulted in a 16 percent increase in operating expense.

Intermodal Unit Results
-----------------------

         The company's intermodal unit increased operating income 80 percent over the prior-year quarter, to $9 million. Expense reductions of $13 million more than offset a $9 million decline in revenue.

Contract Logistics Unit Results
-------------------------------

         Rapid growth continued at the company's contract logistics unit with revenue increasing 34 percent, to $83 million, and operating income rising to $5 million.

First Nine Months 1996 Compared with 1995
----------------------------------------

         For the first nine months of the year, earnings for the company rose to $602 million, $2.83 per share. These results represent a 20 percent increase over the $502 million, $2.39 per share, earned in the first nine months of 1995, exclusive of the 1995 charge.

         The results for the first nine months of 1996 reflect the continued success of the company's efforts to reduce costs, improve service and profitably respond to growth opportunities and increased demand. In addition, the strength of the domestic and global economies have positively impacted the year-to-date results for 1996.

FINANCIAL CONDITION
-------------------

         Cash, cash equivalents and short-term investments totaled $515 million at September 27, 1996, a decrease of $145 million since December 29, 1995. In addition to net cash provided by operations, primary sources of cash and cash equivalents during the period were the issuance of short-term and long-term debt and proceeds from the sale of long-term marketable securities. Primary uses of cash and cash equivalents were property additions, repayment of long-term debt, payment of income taxes, and payment of dividends.


         PAGE 14

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
------------------------------

         During the first nine months of 1996, net investing activities consumed $725 million of cash and cash equivalents compared with $780 million consumed in the same period of 1995.

         Financing activities used $282 million of cash and cash equivalents for the nine months ended September 27, 1996, a $122 million increase over the first nine months of 1995. The change was primarily due to an increase in scheduled debt repayments.

         The working capital deficit decreased $276 million during the nine months ended September 27, 1996. The decrease was primarily due to reductions in current maturities of long-term debt. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
--------------                                     (Millions of Dollars)
                                               -----------------------------
                                              September 27,      December 29,
                                                 1996               1995
                                               ---------        ------------
Cash, Cash Equivalents and
  Short-Term Investments                         $   515            $   660
Commercial Paper Outstanding -
  Short-Term                                     $   276            $   148
Commercial Paper Outstanding -
  Long-Term                                      $   300            $   300
Working Capital (Deficit)                        $  (780)           $(1,056)

Current Ratio                                       .7                .6
Debt Ratio                                          32%               34%
Ratio of Earnings to Fixed Charges                  3.9 x            3.2 x(a)

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

         As the fourth quarter of 1996 begins, the rail unit continues to benefit from strong demand from domestic coal markets. Merchandise traffic is expected to be flat throughout the balance of the year. Automotive traffic levels could be negatively impacted by the pending labor dispute between General Motors Corporation and the United Auto Workers.

         The rail unit, through the National Carriers Conference Committee, now has agreements with all labor organizations except the Dispatchers organization. All such agreements are in effect, and the parties are in the process of implementing their terms and conditions. Negotiations continue with the Dispatchers.

         The container-shipping unit anticipates traffic flows in the fourth quarter of 1996 to be at or slightly ahead of prior-year fourth quarter levels. The unit expects that strong demand for ocean transportation and the unit's technological advantages should allow it generally to select higher margin traffic. The container-shipping industry anticipates that strong volume will help mitigate the recent rate declines.

         The intermodal unit expects to continue to improve the level of shipments and revenue during the fourth quarter as a result of closer alignment of its operations with CSXT and Sea-Land. The barge unit anticipates solid revenue resulting from continued strong demand for its services. The contract logistics units expects its growth to continue throughout the year, due to expanding demand for its services.


















ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS
-------------

         On October 14, 1996, the company and Conrail, Inc. (Conrail) entered a merger agreement whereby the company will acquire all of Conrail's outstanding shares for a combination of cash and CSX shares initially valued at $8.4 billion. A cash tender offer for approximately 19.9 percent of Conrail's outstanding voting shares was commenced October 16, 1996 and, unless extended, will expire November 15, 1996. The cash tender offer may be increased to 40 percent of Conrail's outstanding voting shares, pending a vote by Conrail's shareholders to remove restrictions which currently prevent the acquisition of more than 20 percent of its outstanding shares. The remaining 60 percent of Conrail voting shares will be acquired in a tax-free exchange of CSX stock. Consummation of the merger is subject to approval of the shareholders of both companies and approval of the Surface Transportation Board (STB). The application for STB approval is expected to be filed in early 1997, and the parties will propose a schedule that contemplates completion of the transaction by the end of that year. Pending STB review, the shares purchased in connection with the tender offer will be placed in a voting trust. On October 22, 1996, the company announced commitments for a five-year, $4.8 billion bank credit facility to provide financing for the cash portion of the merger transaction.

         On October 23, 1996, Norfolk Southern Corporation announced an all-cash competing bid for all outstanding shares of Conrail. The company remains optimistic about its prospects for completing the merger with Conrail.


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

                1.  None

          (b)  Reports on Form 8-K

                1.  None.




                              Signature
                              ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    CSX CORPORATION
                                    (Registrant)

                                By: /s/ JAMES L. ROSS
                                    ------------------------------
                                    James L. Ross
                                    Vice President and Controller
                                    (Principal Accounting Officer)
Dated:  October 31, 1996