Form 10-K405
period 1996-12-27
CSX CORP
filed 1997-03-14
CIK 277948

                            FORM 10-K

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended December 27, 1996
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On January 24, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates (using the New York Stock Exchange closing price) was $10.3 billion.

On January 24, 1997, there were 216,898,817 shares of Common Stock outstanding.
               DOCUMENTS INCORPORATED BY REFERENCE
The Proxy Statement for the annual meeting of security holders on April 17,
1997), is incorporated by reference for Part III.

Item Captions and Index--Form 10-K Annual Report

Item No.                                                      Page
Part I
 1.  Business..............................................1, 8-18
 2.  Properties.......................................8-18, 24, 30


 3.  Legal Proceedings.......................................38-40
 4.  Submission of Matters to a Vote of Security Holders.......N/A
4a.  Executive Officers of the Registrant.......................43

 Part II
 5.  Market for the Registrant's Common Equity
     and Related Stockholder Matters.........................45,46
 6.  Selected Financial Data.....................................1
 7.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations............8-18
 8.  Financial Statements and Supplementary Data.......See Item 14
 9.  Changes in and Disagreements with Accountants
     on Accounting and Financial Disclosure....................N/A

Part III
10.  Directors and Executive Officers of the Registrant........(a)
11.  Executive Compensation....................................(a)
12.  Security Ownership of Certain Beneficial Owners
     and Management............................................(a)
13.  Certain Relationships and Related Transactions............(a)

Part IV
14.  Exhibits, Financial Statement Schedules and Reports
     on Form 8-K
     a. Consolidated Statement of Earnings for the
        Fiscal Years Ended Dec. 27, 1996, Dec. 29, 1995,
        and Dec. 30, 1994 ......................................19

        Consolidated Statement of Cash Flows for the
        Fiscal Years Ended Dec. 27, 1996, Dec. 29, 1995,
        and Dec. 30, 1994.......................................20

        Consolidated Statement of Financial Position at
        Dec. 27, 1996, and Dec. 29, 1995........................21

        Consolidated Statement of Changes in Shareholders'
        Equity for the Fiscal Years Ended Dec. 27, 1996,
        Dec. 29, 1995, and Dec. 30, 1994........................22

        Notes to Consolidated Financial Statements for the
        Fiscal Years Ended Dec. 27, 1996, Dec. 29, 1995,
        and Dec. 30, 1994 ...................................23-42

        Report of Independent Auditors..........................42

     b. Reports on Form 8-K
        A report was filed on Oct. 17, 1996, reporting Item 5, Other Events -- Agreement and Plan of Merger with Conrail Inc., and Item 7, Financial Information and Exhibits -- Documents related to Agreement and
        Plan of Merger with Conrail Inc. filed as exhibits.

(a) Part III will be incorporated by reference from the registrant's 1997 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

                              Financial Highlights


(Millions of Dollars, Except Per Share Amounts)       1996         1995(b)          1994(c)         1993(d)             1992
                                                  ----------      ---------       ----------       ---------        ---------
Summary of Operations(a)
   Operating Revenue                               $10,536        $10,304         $  9,409        $  8,766         $  8,549

   Operating Expense                                 9,014          8,921            8,227           7,792            7,636
   Productivity/Restructuring Charge(e)                 --            257               --              93              699
                                                  --------        -------        ---------        --------         --------

     Total Operating Expense                         9,014          9,178            8,227           7,885            8,335
                                                  --------        -------        ---------        --------         --------

   Operating Income                               $  1,522        $ 1,126         $  1,182        $    881         $    214
                                                  --------        -------        ---------        --------         --------

   Net Earnings                                   $    855        $   618         $    652        $    359         $     20
                                                  ========        =======         ========        ========         ========

Per Common Share(f)
   Net Earnings                                   $   4.00        $  2.94         $   3.12        $   1.73         $    .10
   Cash Dividends                                 $   1.04        $   .92         $    .88        $    .79         $    .76
   Market Price--High                             $  53.13        $ 46.13         $  46.19        $  44.07         $  36.82
               --Low                              $  42.25        $ 34.63         $  31.57        $  33.19         $  27.25
                                                  ========        =======         ========        ========         ========

Percentage Change from Prior Year(a)
   Operating Revenue                                   2.3 %          9.5%             7.3%            2.5 %            1.6 %
   Operating Expense                                  (1.8)%         11.6%             4.3%           (5.4)%            (.7)%
   Operating Expense, Excluding
     Productivity/Restructuring Charge                 1.0 %          8.4%             5.6%            2.0 %             -- %
   Cash Dividends Per Common Share                    13.0 %          4.5%            11.4%            3.9 %            6.3 %
                                                  ==========      ========        =========       =========        =========

Summary of Financial Position
   Cash, Cash Equivalents and
     Short-Term Investments                       $    682        $   660         $    535        $    499         $    530
   Working Capital (Deficit)                      $   (685)       $(1,056)        $   (840)       $   (704)        $   (859)
   Total Assets                                   $ 16,965        $14,282         $ 13,724        $ 13,420         $ 13,049
   Long-Term Debt                                 $  4,331        $ 2,222         $  2,618        $  3,133         $  3,245
   Shareholders' Equity                           $  4,995        $ 4,242         $  3,731        $  3,180         $  2,975
   Book Value Per Common Share(f)                 $  23.04        $ 20.15         $  17.81        $  15.27         $  14.37
                                                  ========        =======         ========        ========         ========


Employee Count(g)
   Rail                                             28,559         29,537           29,729          30,461           30,916
   Other                                            18,755         18,428           17,974          17,847           16,681
                                                  --------        -------         --------       ---------         --------

     Total                                          47,314         47,965           47,703          48,308           47,597
                                                  ========        =======         ========       =========         ========

See accompanying Notes to Consolidated Financial Statements.


(a)  In  1996,  the  company   changed  its  earnings   presentation   to
     exclude non-transportation activities from operating revenue and expense. These activities, principally real estate and resort operations, are now included in other income in the consolidated statement of earnings. Prior-year amounts have been restated to conform to the 1996 presentation.

(b) In 1995, the company recognized a net investment gain of $77 million, $51 million after tax, 24 cents per share, on the issuance of an equity interest in a Sea-Land terminal and related operations in Asia and the write-down of various investments.

(c) In 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in an accelerated pretax gain of $69 million and increased net earnings by $42 million, 20 cents per share.

(d) The company revised its estimated annual effective tax rate in 1993 to reflect the change in the federal statutory income tax rate from 34 to 35 percent. The effect of this change was to increase income tax expense for 1993 by $56 million, 26 cents per share. Of this amount, $51 million, 24 cents per share, related to applying the newly enacted statutory income tax rate to deferred tax balances as of Jan. 1, 1993.

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

(f) Amounts per common share for 1992 through 1995 have been restated to reflect the 2-for-1 common stock split distributed to shareholders in December 1995.

(g)  Employee counts based on annual averages.

                               Chairman's Message

                      1996 was a momentous year for CSX.
                   We achieved record financial performance.
                     We also took ground-breaking steps to
                     enhance the company's competitiveness,
                     satisfy customer requirements, develop
                    long-term growth prospects, and provide
                         superior shareholder value.

[Photo]


   Before discussing the company's financial results and the performance of our respective transportation units, let me review the proposed CSX/Conrail merger
- the event that made 1996 the most important year since the company's creation in 1980 from the merger of the Chessie and Seaboard rail systems. To better understand the rationale for our strategic merger agreement, it's important to consider the impact consolidation has had on the rail industry in recent years.

   Over the last two decades, deregulation and consolidation of the nation's railroads into strong, efficient networks has nurtured a rail renaissance that has greatly benefited customers, shareholders and the broader public interest in efficient transportation. More recently, that process accelerated, with the 1995 merger of the Burlington Northern and Santa Fe railroads, and last year's merger of the Union Pacific and Southern Pacific systems. Thus, the number of major rail carriers serving the Western half of the country went from four to two in less than a year.

   These mergers unavoidably set in motion efforts to consolidate the three major Eastern rail systems - CSX, Norfolk Southern and Conrail - into two networks. Naturally, each of the Eastern carriers was concerned it might be left without a partner should transcontinental mergers occur. Well aware that Norfolk Southern had attempted to acquire Conrail in its entirety on several occasions in recent years and was determined to do so again, CSX moved decisively to protect its vital interests. On Oct. 14, 1996, we entered into a strategic merger agreement with Conrail that called for CSX to acquire all outstanding shares of Conrail stock in a combined cash-stock transaction.

   We knew that Norfolk Southern would fight the merger. We also recognized that concessions would have to be made because of Conrail's unique market position in the Northeast, a situation created by the government out of necessity more than 20 years ago. Nevertheless, the logic for joining forces with Conrail was compelling.

   Conrail and CSX have complementary rail networks and business mixes. CSX routes, located mainly in the Southeast and Midwest, complement Conrail's routes in the Midwest and Northeast.

                               Chairman's Message


Consolidating the two rail systems would create a more efficient rail network, enabling the combined company to improve service quality, reduce costs and attract new business. Expanded rail operations also would benefit other CSX business units that exchange traffic with the railroad, just as the broad scope of CSX's multimodal transportation services would strengthen our expanded rail operations and open up new markets to rail customers.

   As expected, Norfolk Southern vigorously contested the merger agreement and initiated a hostile, competing bid for Conrail. Initial efforts to reach a compromise with Norfolk Southern were unsuccessful. By mid-January 1997, we were at a virtual stalemate - with CSX having acquired just under 20% of Conrail stock and Norfolk Southern purchasing just under 10% of the company. Further complicating matters, Conrail shareholders had rejected a proposal necessary to put the proposed merger with CSX into effect.

Search for Resolution

   Then, in late-January, Surface Transportation Board (STB) Chairwoman Linda Morgan made public statements noting the regulatory board's preference for a negotiated and balanced settlement of competitive issues in rail mergers. On Jan. 31, CSX, Conrail and Norfolk Southern began discussions aimed at preserving and enhancing competition and best serving the public interest. Norfolk Southern then sent CSX and Conrail a proposal that would in essence equally divide Conrail between Norfolk Southern and CSX.

   On March 7, CSX and Conrail amended their merger agreement to increase the price CSX will pay for each remaining share of Conrail to $115, payable in cash to Conrail shareholders by June 2, 1997. The amended agreement also allowed CSX to enter into negotiations with Norfolk Southern to craft a compromise. We expect those discussions will lead to an agreement between CSX and Norfolk Southern for a joint purchase of Conrail and a roughly even division of its routes and assets. This would enable CSX and Norfolk Southern to file a joint application before the STB, with the ultimate goal being two exceptional rail systems in the East.

   This likely outcome is one we have long sought and is consistent with our own position since the mid-1980's when we successfully opposed the acquisition of Conrail by Norfolk Southern. It will result in a stronger, more comprehensive and competitive CSX rail system that will produce tremendous advantages for all of CSX's constituencies.

   Our customers will benefit from faster, more reliable service, more direct single-line routings, an improved cost structure, and better equipment supply and utilization. Our employees will benefit from greater employment and advancement opportunities that flow from a stronger, growing enterprise. Our shareholders will benefit from ownership of an expanded international transportation company with a scale and efficiency to compete more effectively at home and abroad. The public and the communities we serve also will benefit from lower transportation costs, reduced reliance on truck-clogged local and interstate highways, and an overall improvement in the safety, efficiency and reliability of the U.S. transportation system. In addition, restoring competitive balance to the Northeast will help to ensure that the regulatory reforms that we all worked so dilligently to accomplish in the 1980s will be preserved.

   As this process unfolds, I want to assure you that we remain committed to two absolute objectives. First, we will make every effort to protect your investment and generate superior returns over the long term. Second, we will continue to aggressively pursue our long-term strategy to maximize the performance of each of our business units, in terms of operating income, return on invested capital and free cash flow.

Record 1996 Results

   All of CSX's major transportation units turned in strong performances in 1996, resulting in record consolidated results for operating revenue, operating income and net earnings. CSX earned $855 million, or $4.00 per share, in 1996, compared with $618 million, or $2.94 per share, last year. Excluding a restructuring charge and one-time gain recorded in 1995, earnings per share rose nearly 16% in 1996 from 1995's pro forma figure of $3.46. Uncertainty surrounding the CSX/Conrail merger agreement and the competing bid from Norfolk Southern took its toll on the performance of CSX stock in 1996. After reaching a new high of 53 1/8 in May, CSX stock closed the year at 42 1/4, down 7.4% from last year's close. While disappointed by the stock's performance in 1996, we are already seeing improvement as the Conrail situation is becoming clearer.
We expect CSX stock, over time, will more accurately reflect the company's enhanced core earning power. We remain committed to our previously stated goal of doubling the market value of CSX stock over the five-year period that began in 1995.


Pro Forma Net Earnings

(Millions of Dollars, Except Per Share Amounts*)

                                    1996           1995            1994
                                 -----------   -------------    ------------
                                         Per             Per             Per
Description (All After Tax)      Amt.  Share   Amt.    Share    Amt.   Share

Net Earnings
  as Reported                    $855  $4.00   $618    $2.94    $652   $3.12

Net Gains From
  Investment
  Transactions                     --     --    (51)    (.24)    (42)   (.20)

Restructuring Charge               --     --    160      .76      --      --
                                 ----  -----   ----    -----    ----   -----
Pro Forma
Net Earnings                     $855  $4.00   $727    $3.46    $610   $2.92
                                 ====  =====   ====    =====    ====   =====

* Per-share amounts for 1995 and 1994 reflect stock split in December 1995.

                               Chairman's Message

Rail Results

   Our rail unit, CSX Transportation Inc. (CSXT), turned in another excellent year, achieving record financial results and reducing its operating ratio by nearly a full point.

   CSXT stepped up the pace of its campaign to boost service reliability  by
intensifying   its  efforts  in  three  key  areas:   terminal improvements,
industrial switching and network operations. Progress in all three areas  is
critical  to  the  railroad's   commitment  to  achieve   operational
excellence, which in turn will allow CSXT to aggressively pursue growth opportunities. The service reliability process produced remarkable results in 1996. For example, the terminal improvement plan initially called for upgrading the performance of one terminal in 1996, but the results were so impressive that the process was rolled out to 30 terminals by year-end.

   Shippers are recognizing the railroad's service reliability improvements, and prospects for profitable growth are brighter today than ever. Without in any way diminishing its intensive focus on reducing costs, CSXT will continue to improve its operational performance and service levels in 1997, while seeking to maximize revenue growth and profitability. These efforts put CSXT on track for another record year in 1997.

   I am pleased to report that CSXT and the other major U.S. freight railroads successfully negotiated five-year labor agreements in 1996. The landmark labor contracts were reached without work stoppage or government intervention, a departure from recent national bargaining rounds and an encouraging sign of improved labor-management relations throughout the rail industry.

   Safety continues to be a top priority at the railroad. In 1996, CSXT continued to reduce its train accident rate, and the latest figures from the Federal Railroad Administration place CSXT as the safest Class I railroad in the nation in terms of train accidents. Despite dramatic improvements in safety over the past seven years, the railroad recognizes that much work remains to be done to further reduce accidents and employee injuries.

Container-shipping Results

   Our container-shipping unit, Sea-Land Service Inc. (Sea-Land), produced record results despite rate weakness in key trade lanes and higher fuel costs. Sea-Land capitalized on strong demand for containerized cargo and increased its market share in every major trade lane while holding the line on expenses. As a result, the company increased operating income 34% to $318 million, excluding the 1995 restructuring charge.

   During 1996, Sea-Land and Maersk Lines made considerable progress implementing their global alliance, which will be fully operational by the end of this year. The alliance optimizes the resources of two of the world's largest and most respected shipping lines, allowing both companies to reduce costs and improve service across their global network.

   After years of debate, the U.S. Congress passed legislation that bolsters the U.S. merchant marine. The Maritime Security Act establishes a program to provide participating carriers operating assistance to partially offset the higher costs of operating under the U.S. flag. Sea-Land has enrolled 15 vessels in the program and will receive $2.1 million a year for each participating vessel.

                               Chairman's Message


   The outlook for the container-shipping industry is improving, with further consolidation and government deregulation providing encouraging signs that the business is responding more directly to rational market forces. We believe the over-capacity that eroded the industry's profitability during 1996 will peak in 1997, and we see the business fundamentals improving thereafter.

   We are encouraged by Sea-Land's 1996 results, because they demonstrate the company's ability to increase earnings substantially, even in a difficult rate environment. Sea-Land came through this tough year with flying colors, showing the company stands at the pinnacle of its industry, as the low-cost carrier and leader in innovative technology and customer service. We are eager to show the kind of break-out results Sea-Land can produce in a more favorable environment.

Other Transportation Results

   American Commercial Lines Inc. (ACL), CSX's barge unit, turned in another strong performance in 1996. The unit produced record operating income, up 6% from last year's excellent performance, reflecting the increased size of ACL's barge fleet and robust demand for export grain and other bulk commodities. Higher demand for steel products and expanded operations in South America also contributed to the strong performance.

   CSX Intermodal Inc. (CSXI) responded aggressively to stiff truck competition that has exerted downward pressure on intermodal rates since 1995. The company consolidated its headquarters in Jacksonville, Fla., and reduced administrative and overhead costs significantly. CSXI also redesigned its service network, concentrating its efforts and resources in markets that produce the best returns and growth opportunities, while reducing or eliminating service in lower-margin freight lanes. These steps enabled CSXI to increase operating income 17% over last year's results and helped position the company to achieve significant service improvements and higher profits in 1997.

   Customized Transportation Inc. (CTI), our fast-growing contract logistics management company, continued to diversify its customer base, both in the United States and abroad. Building upon its already strong reputation as a leading provider of supply-chain management for the automotive industry, CTI expanded its presence in non-automotive markets, including the electronics, retail and chemical industries. Operating revenues rose 32% and operating income rose 36%, both to record levels.

Looking to the Future

   In 1997, each of CSX's transportation units expects to build upon its solid 1996 performance, and the result should be another record year for the corporation. We expect a continuation of the favorable economic environment we experienced last year--with modest economic growth and robust demand for transportation services.

   As global commerce continues to evolve, we believe the increasingly complex distribution requirements of our customers will create significant opportunities for CSX. Our transportation units, while continuing to focus on improving the fundamentals of their business, are working together to identify segments of the transportation market where our collective capabilities can produce exceptional value for our customers and attractive returns for our shareholders. The results we achieved in 1996 by integrating services for certain global customers are encouraging. We will expand this integrated account approach in 1997, positioning CSX to meet the widest possible range of customers' global transportation service needs.

   We are confident about the outlook for our business. We remain focused on controlling costs, maximizing returns on invested capital and generating strong free cash flow. At the same time, we will pursue creative strategies to enhance CSX's ability to meet customer requirements and achieve profitable growth. As always, our efforts are guided by our overriding commitment to produce superior shareholder value over the long term.

Sincerely,


/s/ John W. Snow

John W. Snow
Chairman and Chief Executive Officer

                            Public Policy Statement

                           The need for business and
                           government to become more
                          efficient as we prepare for
                            the 21st century was a
                          key factor in public policy
                           debates in 1996. While we
                          expect these considerations
                          to remain in 1997, we also
                         anticipate renewed challenges
                          to decisions favorable to
                            business and economic
                                opportunity.


    In 1996 there were two events of major significance to the transportation enterprises of CSX. The Congress and the Administration agreed on a bipartisan basis to create a public-private partnership that will maintain and strengthen a fleet of merchant ships operating under U.S. flag with U.S. crews. To maintain strategic sealift capability, ships enrolled in the Maritime Security Program will receive an annual payment that will enable them to compete with foreign-flagged ships. Sea-Land has 15 ships signed up for the program and will receive annual payments of $31.5 million for making its highly efficient maritime logistics network available to the U.S. government in times of emergency.

    The Surface Transportation Board, the successor to the Interstate Commerce Commission, handed down a landmark decision in the Union Pacific-Southern Pacific merger case, whose principles made it possible for CSX and Conrail to enter into agreement on a strategic, friendly merger. The Board's decision affirmed the goals of the Staggers Rail Act of 1980, which sought to free the railroads from the stranglehold of regulation and to operate as other businesses do. This matter is discussed more extensively in the Chairman's message.

    The relation of government to the maritime industry will be a central transportation issue in the 105th Congress. In 1995, an important step toward less regulation of ocean shipping was taken when the Congress directed the Coast Guard to reduce regulations that today place American carriers at a competitive disadvantage to foreign carriers. With this new authority, the Coast Guard will be able to conform U.S.-vessel standards to the same international standards by which the vessels of other nations are evaluated.

    CSX and Sea-Land have supported a staged reduction in the economic regulation of U.S. container-shipping lines and pressed for reform of the Shipping Act of 1984. While Congress is expected to take up these needed changes again, they have aroused strong opposition from some ports, foreign shipping lines and labor unions. At the same time, advocates for foreign carriers may use the goal of "deregulation" to further their efforts to gain access to America's domestic waterborne commerce by seeking repeal of the Jones Act. U.S.-flag carriers, which serve U.S. ports under the terms of the Jones Act, should not be forced to compete with foreign carriers that enjoy similar protection in their countries and do not have to comply with the basic wage, tax, safety and health laws of the United States.

    A new attempt will be made in this Congress to enact legislation to carry out the provisions of an international agreement ending ship subsidies by foreign governments to their national shipyards. An important element of the agreement is the ending of the 50% duty U.S. ships must pay on repairs done in overseas shipyards. We support efforts to make U.S. shipyards competitive in the world marketplace and to eliminate unfair burdens on U.S. ships.

    While the central rail issue for CSX in 1997 will obviously be resolving issues surrounding Conrail, other pressing issues will affect the entire rail industry. Mergers may well be used as an excuse by shipper groups and others to seek new regulation of railroads and to roll back the regulatory freedoms that have brought about the renaissance of railroads. This effort may include seeking to require railroads to allow other carriers to operate over their lines. To allow railroads access to the rail lines of their competitors would require a whole new set of regulatory actions to establish the terms and conditions and the rates for this use.

    The  safety  of  railroads,   already  tightly   regulated  by  the  federal
government, may again become an issue when the Congress takes up the reauthorization of the Rail Safety Act. A series of highly publicized train accidents at the beginning of 1996 cast a shadow over the industry's excellent record of improving safety. CSX continues to believe that requiring railroads to meet performance standards for safety brings more positive results than the current command and control system. The most serious safety problem for the rail industry and the public remains rail-highway grade crossings. CSX will join with the rest of the industry in seeking the cooperation of federal, state and local governments to solve this persistent problem.

    As an international transportation company, CSX will continue to support decisions by the Congress and the administration that will foster greater economic growth and greater freedom from regulation in the domestic and the world marketplace. We remain committed to fair and open trade, to a balanced federal budget, to a more equitable and simpler tax system and to the goal of a smaller, more efficient government.

                                Financial Policy

A Message to Shareholders on CSX's Financial Principles

   The management of CSX Corporation is dedicated to reporting the company's financial condition and results of operations in accurate, timely and conservative manner in order to give shareholders all the information they need to make decisions about investment in the company. CSX management also strives to present to shareholders a clear picture of the company's financial objectives and the principles that guide its employees in achieving those objectives.

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

Capital - CSX business units are expected to earn returns on capital in excess of the CSX cost of capital. Business units that do not earn above the CSX cost of capital and do not generate an adequate level of free cash flow over an appropriate period of time will be evaluated for sale or other disposition.

Taxes - CSX will pursue all available opportunities to pay the lowest federal, state and foreign taxes, consistent with applicable laws and regulations and the company's obligation to carry a fair share of the cost of government. CSX also works through the legislative process for lower tax rates.

Debt ratings - The company will strive to maintain its investment grade debt ratings, which allow cost-effective access to major financial markets worldwide. The company will work to manage its business operations in a manner consistent with meeting this objective, including monitoring its debt levels and the amount of fixed charges it incurs.

Financial instruments - From time to time the company may employ financial instruments as part of its risk management program. The objective would be to manage specific risks and exposures and not to trade financial instruments actively for profit or loss.

Dividends - The cash dividend is reviewed regularly in the context of inflation and competitive dividend yields. The dividend may be increased periodically if cash flow projections and reinvestment opportunities show the higher payout level will best benefit shareholders.

   The company cannot always guarantee that its goals will be met, despite its best efforts. For example, revenue and operating expenses are affected by the state of the economy both in general and in the industries it serves, and changes in regulatory policy can drastically change the cost and feasibility of certain company operations. The impact of factors such as these, along with the uncertainty inherently involved in predicting future events, should be carefully borne in mind when reading company projections or other forward-looking statements in this report.

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

   CSX and its subsidiaries maintain internal controls designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized by management and recorded in conformity with generally accepted accounting principles. Controls include accounting tests, written policies and procedures and a code of corporate conduct routinely communicated to all employees. An internal audit staff monitors compliance with and the effectiveness of established policies and procedures.

   The Audit Committee of the board of directors, which is composed solely of outside directors, meets periodically with management, internal auditors and the independent auditors to review audit findings, adherence to corporate policies and other financial matters. The firm of Ernst & Young LLP, independent auditors, has been engaged to audit and report on the company's consolidated financial statements. Its audit was conducted in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent deemed necessary for the purpose of its report, which appears on page 42.

                             Analysis of Operations


                          CSX Corporation is a leader
                        in providing multimodal freight
                transportation and contract logistics services
                    around the world. The company's focus,
                   advanced at each of its business units,
                  is on providing customers with efficient,
                 competitive transportation and related trade
                   services and delivering superior value
                            to CSX shareholders.


                           Average Return on Equity
                                  (Percent)

                                   [GRAPH]

                 '92        '93       '94       '95       '96
                  0.7       11.7      18.6      15.5      18.9

               *Excluding after-tax productivity/restructuring
                charges and the impact of the 1993 tax-rate increase, return on equity in 1992, 1993 and 1995 would have been 13.3%, 14.0% and 19.1%, respectively.

CSX Transportation Inc.

CSXT is a major eastern railroad, providing rail freight transportation and distribution services over 18,504 route miles of track in 20 states in the East, Midwest and South; and in Ontario, Canada. CSXT accounted for 47% of CSX's operating revenue, 74% of operating income and 63% of invested capital in 1996.

Sea-Land Service Inc.

Sea-Land is a worldwide leader in container-shipping transportation and logistics services. The carrier operates a fleet of 99 container ships and approximately 208,000 containers in U.S. and foreign trade and serves 120 ports. In addition, Sea-Land operates 28 marine terminal facilities across its global network. Sea-Land accounted for 38% of CSX's operating revenue, 21% of operating income and 19% of invested capital in 1996.

American Commercial Lines Inc.

ACL is the nation's leader in barge transportation, operating 137 towboats and more than 3,700 barges on U.S. and South American waterways. ACL accounted for 6% of CSX's operating revenue, 7% of operating income and 4% of invested capital in 1996.

CSX Intermodal Inc.

CSXI provides transcontinental intermodal transportation services and operates a
network  of  dedicated   intermodal facilities  across  North  America.   CSXI
contributed 6% of CSX's operating revenue and 2% of operating income in 1996.

Customized Transportation Inc.

CTI is a provider of contract logistics, distribution, warehousing, assembly and just-in-time delivery services. In 1996, CTI provided 3% of CSX's operating revenue and 1% of operating income.

Non-transportation

Resort holdings include the Mobil Five-Star and AAA Five-Diamond hotel, The Greenbrier in White Sulphur Springs, W.Va., and the Grand Teton Lodge Company in Moran, Wyo. CSX Real Property Inc. is responsible for sales, leasing and development of CSX-owned properties. CSX holds a majority interest in Yukon Pacific Corporation, which is promoting construction of the Trans-Alaska Gas System to transport Alaska's North Slope natural gas to Valdez for export to Asian markets.

                            Analysis of Operations

                           Average Return on Assets
                                  (Percent)

                                   [GRAPH]

                '92       '93        '94        '95       '96
                0.2       2.7        4.8        4.4       5.9

               *Excluding after-tax productivity/restructuring
                charges and the impact of the 1993 tax-rate increase, return on assets in 1992, 1993 and 1995 would have been 3.6%, 3.6% and 5.6%, respectively.


                         Cash Provided by Operations
                            (Millions of Dollars)

                                   [GRAPH]

                '92      '93         '94       '95        '96
                $939    $962       $1,326     $1,567    $1,440





                            Fixed Charge Coverage

                                   [GRAPH]

                 '92     '93         '94        '95        '96
                 1.0     2.3         3.1        3.2        4.0


            *Excluding after-tax productivity/restructuring charges,
             fixed charge coverage in 1992, 1993 and 1995 would have been 2.5x, 2.5x and 3.7x, respectively.



                      CSX had excellent results in 1996.
                    The company posted another record year
                     while overcoming  several challenges,
                 including:  severe  winter conditions, which
                   affected first-quarter rail operations;
                   rate pressures in several of Sea-Land's
                     major trade lanes; and higher-than-
                   expected fuel prices experienced by all
                    units. Modest revenue gains, combined
                     with continued cost-control efforts,
                  contributed to a 10% increase in operating
                   income, excluding the 1995 restructuring
                 charge.  The railroad controlled costs while
                     benefiting from strength in several
                  commodities and selective price increases.
                      Sea-Land achieved record results by
                  offsetting rate pressures with cost-cutting
                       measures and market-share gains.


Discussion of Earnings

    Net earnings in 1996 totaled $855 million, $4.00 per share, compared with $618 million, $2.94 per share, in 1995, and $652 million, $3.12 per share, in 1994.

    The 1995 net earnings included the effect of a second-quarter restructuring charge to recognize CSXT's write-down of obsolete telecommunications assets and related employee-separation costs. The charge also included the cost of reflagging five Sea-Land vessels and the consolidation of its corporate and divisional headquarters in Charlotte, N.C. The 1995 results included a gain from the issuance of an equity interest in a Sea-Land terminal and related operations in Asia. Earnings for 1994 included the accelerated recognition of the remaining gain on a 1988 sale of track in south Florida.

    Consolidated operating revenue increased $232 million, 2% above 1995. CSXT contributed $90 million of the additional revenue, largely resulting from strong performances by its coal and auto business units. Sea-Land generated $43 million of the revenue increase, due to higher volumes in major trade lanes. ACL produced $68 million in additional revenue, primarily due to continued strong demand for export grain and the acquisition of Conti-Carriers & Terminals Inc.

    In 1995, operating revenue increased $895 million, or 10%, over 1994's results. Sea-Land contributed $516 million of the additional revenue, resulting from higher volumes in its major trade lanes and moderate rate increases. CSXT generated $194 million of the revenue increase, due to improved pricing and merchandise traffic mix. ACL produced $105 million in additional revenue, capitalizing on strong international demand for U.S. grain.

All 1995 and 1994 per-share amounts in the text have been adjusted to reflect the 2-for-1 stock split that occured in the fourth quarter of 1995.

                               Analysis of Operations


    In 1996, all CSX units continued their efforts to control costs through performance improvement initiatives. Consolidated operating expense in 1996 decreased $164 million from 1995, which included the $257 million pretax restructuring charge incurred by CSXT and Sea-Land. Operating expense in 1995 was $951 million higher than the 1994 level, primarily due to the restructuring charge and higher volumes.

    Consolidated operating income for 1996 was $1.5 billion, compared with $1.1 billion in 1995 and $1.2 billion in 1994. Absent the restructuring charge, 1995 operating income would have been $1.4 billion.

    Other income totaled $43 million, compared with $118 million in 1995 and $105 million in 1994. In 1995, other income included a $77 million pretax net investment gain, primarily from the issuance of an equity interest in a Sea-Land terminal facility and related operations in Asia. In 1994, other income included the $69 million accelerated pretax gain on the sale of track in south Florida.

Discussion of Cash Flows

    Cash provided by operating activities totaled $1.4 billion in 1996, compared with $1.6 billion in 1995 and $1.3 billion in 1994. Cash provided by operating activities was adequate to fund net property investments and cash dividends in 1996, 1995 and 1994. In addition, CSX funded scheduled long-term debt payments of $486 million, $343 million and $447 million in 1996, 1995 and 1994, respectively.

    Payments related to the 1991/92 productivity charge covering labor agreements providing for two-member train crews and payments provided for in the 1995 restructuring charge affected cash provided by operations. The company has paid $940 million related to these productivity and restructuring charges to date, $88 million of which was in 1996.

    CSX continues to emphasize asset utilization and capital productivity. Capital investments were $1.2 billion in 1996 and 1995, and $875 million in 1994.


Operating Results
(Millions of Dollars)
                                                                                           1996
                                                            ----------------------------------------------------------------
                                                                                Container Inter-          Contract   Elim./
                                                                Total    Rail   Shipping   modal    Barge Logistics   Other
                                                            ----------------------------------------------------------------
Operating Revenue                                            $10,536  $4,909     $4,051    $674     $622     $316   $ (36)
                                                            ----------------------------------------------------------------
Operating Expense
  Labor and Fringe Benefits                                    3,161   1,881        900      63      138      124      55
  Materials, Supplies and Other(a)                             2,530     867      1,126      92      242       49     154
  Building and Equipment Rent                                  1,143     365        630      73       35       40      --
  Inland Transportation                                          995      --        750     395       --       64    (214)
  Depreciation                                                   611     394        135      15       36        9      22
  Fuel                                                           574     275        192       1       59       13      34
  Restructuring Charge                                            --      --         --      --       --       --      --
                                                            ----------------------------------------------------------------
  Total Expense                                                9,014   3,782      3,733     639      510      299      51
                                                            ----------------------------------------------------------------
Operating Income (Loss)                                     $  1,522  $1,127    $   318   $  35     $112    $  17    $(87)
                                                            ----------------------------------------------------------------
Pro Forma Operating Income (Loss)(b)                        $  1,522  $1,127    $   318   $  35     $112    $  17    $(87)
                                                            ----------------------------------------------------------------
Operating Ratio(b)                                                      77.0%      92.1%   94.8%    82.0%    94.5%
                                                            ----------------------------------------------------------------
Average Employment                                                    28,559      8,982   1,090    3,418    2,120
                                                            ----------------------------------------------------------------
Property Additions                                                   $   764    $   307   $  24     $ 91    $  15
                                                            ----------------------------------------------------------------





                                                                                          1995
                                                            -------------------------------------------------------------
                                                                               Container Inter-           Contract Elim./
                                                               Total    Rail   Shipping modal(c)   Barge  Logistics Other
                                                            -------------------------------------------------------------
Operating Revenue                                            $10,304   $4,819  $4,008     $707     $554     $240    $(24)
                                                            -------------------------------------------------------------
Operating Expense
  Labor and Fringe Benefits                                    3,133    1,847     934       85      122       92      53
  Materials, Supplies and Other(a)                             2,622      941   1,166       94      232       46     143
  Building and Equipment Rent                                  1,134      373     636       72       20       33      --
  Inland Transportation                                          970       --     730      411       --       41    (212)
  Depreciation                                                   588      367     139       14       32        6      30
  Fuel                                                           474      227     165        1       42       10      29
  Restructuring Charge                                           257      196      61       --       --       --      --
                                                            -------------------------------------------------------------
  Total Expense                                                9,178    3,951   3,831      677     448      228      43
                                                            -------------------------------------------------------------
Operating Income (Loss)                                      $ 1,126  $   868 $   177   $   30  $  106   $   12   $ (67)
                                                            -------------------------------------------------------------
Pro Forma Operating Income (Loss)(b)                        $  1,383  $ 1,064 $   238   $   30  $  106   $   12   $ (67)
                                                            -------------------------------------------------------------
Operating Ratio(b)                                                       77.9%   94.1%    95.8%   80.9%    94.7%
                                                            -------------------------------------------------------------
Average Employment                                                     29,537   9,168    1,434   2,914    1,853
                                                            -------------------------------------------------------------
Property Additions                                                    $   765 $   269   $   57  $   33   $    8
                                                            -------------------------------------------------------------


                                                                                            1994
                                                            ----------------------------------------------------------------
                                                                                 Container Inter-          Contract   Elim./
                                                                 Total    Rail   Shipping modal(c)   Barge Logistics   Other
                                                            ----------------------------------------------------------------
Operating Revenue                                               $9,409  $4,625   $3,492     $684     $449    $182    $ (23)
                                                            ----------------------------------------------------------------
Operating Expense
  Labor and Fringe Benefits                                      3,005   1,828      859       89      104      71       54
  Materials, Supplies and Other(a)                               2,311     918      919       83      191      44      156
  Building and Equipment Rent                                    1,087     374      600       67       19      27       --
  Inland Transportation                                            839      --      676      372       --      14     (223)
  Depreciation                                                     564     352      132       11       32       6       31
  Fuel                                                             421     224      119        1       40      10       27
  Restructuring Charge                                              --      --       --       --       --      --       --
                                                            ----------------------------------------------------------------
  Total Expense                                                  8,227   3,696    3,305      623      386     172       45
                                                            ----------------------------------------------------------------
Operating Income (Loss)                                         $1,182 $   929  $   187    $  61    $  63   $  10    $ (68)
                                                            ----------------------------------------------------------------
Pro Forma Operating Income (Loss)(b)                            $1,182 $   929  $   187    $  61    $  63   $  10    $ (68)
                                                            ----------------------------------------------------------------
Operating Ratio(b)                                                        79.9%    94.6%    91.1%    86.0%   94.5%
                                                            ----------------------------------------------------------------
Average Employment                                                      29,729    9,437    1,626    2,644   1,475
                                                            ----------------------------------------------------------------
Property Additions                                                     $   641  $   133    $  50    $  12   $   7
                                                            ----------------------------------------------------------------







(a) A portion of intercompany interest income received from the CSX parent company has been classified as a reduction of Materials, Supplies & Other by the container-shipping unit. This amount was $64 million, $65 million and $64 million in 1996, 1995 and 1994, respectively, and the corresponding charge is included in Eliminations/Other.

(b) Excludes restructuring charge.

(c) Intermodal results for 1995 and 1994 were restated to conform to the 1996 presentation. Beginning in 1996, the container-shipping unit assumed primary responsibility for direct purchase of transportation from non-affiliated rail carriers. Prior to 1996, the intermodal unit purchased these services for the container-shipping unit.

                           Analysis of Operations



    Cash dividends per common share were $1.04, compared with 92 cents in 1995 and 88 cents in 1994.

    In 1997, the company expects its operations to continue generating significant cash flow to fund working capital requirements, capital expenditures, debt repayment and dividends. Cash flow for 1997 also will be affected by the proposed Conrail Acquisition (see right column).

Discussion of Financial Position

    Cash, cash equivalents and short-term investments totaled $682 million at Dec. 27, 1996, vs. $660 million at Dec. 29, 1995.

    The working capital deficit decreased $371 million during 1996, primarily due to lower current maturities of long-term debt. The company had a year-end working capital deficit of $685 million in 1996, compared with $1.06 billion in 1995.

    A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX maintains adequate resources to satisfy current liabilities when they are due and has sufficient financial capacity to manage its day-to-day cash requirements.

    Long-term debt increased $2.1 billion from 1995 to $4.3 billion at Dec. 27, 1996, primarily due to borrowings to finance the company's acquisition of approximately 19.9% of Conrail's outstanding shares in November. (See "Conrail Acquisition," right column.)

    The 1996 ratio of debt-to-total capitalization increased to 46% from 34% in 1995.

Conrail Acquisition

    CSX is negotiating the final details of a transaction to combine key components of the current Conrail Inc. operations into the CSX system. Discussions with Norfolk Southern Corporation are expected to lead to a roughly equal division of the Conrail system between the two remaining major rail carriers in the East. The broad increase in geographic scope the acquisition will bring will be a significant advantage to CSX, creating the ability to enhance revenues through improved service and efficiency following operational integration.

    The final terms of the acquisition will remain subject to a number of conditions and approvals, including approval by the Surface Transportation Board
(STB), which has the authority to modify contract terms and impose additional conditions. As a result, the assumptions made in this analysis of operations concerning key items such as the definitive form of the transaction, its likely timing, and the future operations of the combined system all involve forecasts and estimates about future events. These forecasts and estimates are subject not only to the usual uncertainty involved in predicting the effects of future economic conditions, but also the outcome of the current negotiations and extensive regulatory proceedings.

    Prior to the current negotiations, CSX and Conrail had agreed on Oct. 14, 1996, to a strategic merger in which a good deal of Conrail assets would have been retained in the combined CSX/Conrail entity, although CSX believed concessions would have to be made. This combination, not unexpectedly, was challenged by customers and others, including Norfolk Southern, which announced a conditional all-cash offer for Conrail shares at a price that eventually rose to $115 per share.

    As a first step toward completion of that proposed merger, CSX consummated a tender offer for 19.9% of the outstanding Conrail stock on Nov. 20, 1996, for $110 in cash per share, or about $2 billion.

    On Dec. 6, 1996, CSX commenced a second offer, also at $110 cash per share, which would have brought its total holdings to 40% of the outstanding Conrail shares. This second offer was conditioned on a vote by Conrail shareholders to allow Conrail to opt out of a Pennsylvania statute that would otherwise preclude CSX from holding 20% or more of its outstanding shares.

    On Jan. 17, 1997, Conrail's shareholders voted against the opt-out, preventing CSX from acquiring the additional shares. This event, along with public comments on competition and the preference for a negotiated settlement of competitive issues from the Chairwoman of the STB, prompted CSX, Conrail and Norfolk Southern to commence discussions aimed at resolving those issues. Those discussions led to the current proposed structure, in which all of the outstanding shares of Conrail will be acquired for cash at $115 per share, with roughly half of the system to be shared with Norfolk Southern. This will result in both CSX and Norfolk Southern having vital access to markets in the Northeast, and will achieve the goal of maintaining a balanced competitive rail market in the East.

    The exercise of actual control over Conrail or any of its rail operations by either CSX or Norfolk Southern is not legally permitted until an order is issued by the STB. In the meantime, the shares of Conrail will be held in a voting trust.

    CSX arranged a five-year, $4.8 billion bank credit facility in November 1996 to finance the Conrail transaction and meet general working capital needs. This credit facility is expected to be modified once the final form of the Conrail acquisition is determined. A significant portion of the related commercial paper and other borrowings used to purchase Conrail shares in 1996 is intended to be replaced with long-term debt once the acquisition is completed.

    At the end of 1996, CSX held 19.9% of Conrail stock purchased through the first tender offer. Under applicable accounting rules, this minority interest was accounted for under the cost method as an investment in an unconsolidated subsidiary. The method of accounting applicable to CSX holdings of Conrail stock for future periods may differ, based on the timing and final structure of the related transactions.

    Management believes that approval and completion of the combination will result in growth of the rail revenue base through expansion of single-line service, and the company's ability to compete more effectively on certain routes along which large quantities of goods are now transported by truck. Single-line service is preferred by shippers over joint-line service because of lower transaction costs, reduced delays, less damage from interchange operations and single-carrier accountability.

    The addition of Conrail lines to the CSX network also will improve operational efficiency through better asset utilization. Optimization of train sizes, increased length of haul, shorter routes to many destinations and reduced empty movements all could be expected to drive cost reductions for the combined rail networks.

    Because of the time needed to obtain needed regulatory and other approvals, the company does not expect integrated operations of the two companies to have an effect on fiscal periods before 1998. The primary impact of the proposed transaction prior to the integration of operations is likely to be the after-tax effect on both earnings and cash flows of interest on debt used to acquire and hold Conrail shares, partially offset by Conrail dividends. The average interest rate on this debt in 1996 was approximately 6%. The degree of negative impact during 1997 will depend on the specific timing of related transactions.

                             ANALYSIS OF OPERATIONS

Other Matters

    Environmental management is an important part of CSX's business planning. CSX focuses on finding the most efficient, cost-effective solutions for dealing responsibly with waste materials generated from past and present business operations. The solutions range from simple recycling to sophisticated remediation.
    The company is a party to numerous regulatory proceedings and private actions. These arise from laws governing the remediation of contaminated property, such as the federal Superfund statute, hazardous waste and underground storage tank laws, and similar state and local statutes.
    The rail unit has been identified, together with other parties, as a potentially responsible party in a number of governmental investigations and actions relating to environmentally impaired sites. Such sites frequently involve other waste generators and disposal companies that may pay some or all of such costs associated with site investigation and cleanup or from whom such costs may be recovered.
    The wide range of costs of possible remediation alternatives, changing cleanup technology, the length of time over which these matters develop and evolving governmental standards make it impossible to estimate precisely the company's potential liability for the costs associated with the assessment and remediation of contaminated sites.
    The rail unit has identified and maintains reserves for approximately 270 sites at which the company is or may be liable for remediation costs. The company reviews its environmental reserves at least quarterly to determine whether additional provisions are necessary. Based on current information, the company believes its reserves are adequate to meet remedial actions and to comply with present laws and regulations. Although CSX's financial results could be significantly affected in any quarterly reporting period in which the company incurred substantial remedial expenses at a number of these and other sites, CSX believes the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.
    Total expenditures associated with protecting the environment and remedial environmental cleanup and monitoring efforts amounted to $44 million in 1996. This compares with $43 million in 1995 and $39 million in 1994. During 1997, the company expects to incur remedial environmental expenditures in the range of $40 to $50 million.
    The company and its subsidiaries are subject to a number of legal proceedings and potential actions in addition to those related to environmental issues. Based upon information currently available, these actions are not expected to have a materially adverse impact on results of operations or financial condition of the company.
    CSX employs risk management strategies to address business and financial market risks, but there are no significant hedging or derivative financial instruments used in its risk management program. The company may alter this position in response to evolving business and market conditions.
    Financial management periodically assesses the interest rate sensitivity of its portfolio of investments and borrowings, and may use financial instruments to manage the net interest exposure.
    Management monitors fuel oil prices for volatility. It also monitors fluctuations in the value of the U.S. dollar in foreign exchange markets. While the company is not currently hedging these risks with financial instruments, on occasion it may do so. CSX's objective in employing such strategies would be to manage operating risks and exposures, not to trade financial instruments actively.

Rail Results

    CSX Transportation Inc. (CSXT) posted record operating income in 1996, up 6% from 1995 and 21% from 1994, excluding the charge in 1995. The results are primarily due to strong performances by the coal and auto business units, continued selective rate increases and ongoing cost-control efforts.
    Improved pricing and volume strength combined to produce operating revenue of $4.9 billion, a 2% increase over 1995 and a 6% increase over 1994.
    Shipments of coal, CSXT's major commodity, remained strong in 1996, with total coal volume increasing to 163.6 million tons vs. 158.5 million tons in 1995 and 153.7 million tons in 1994.

                             RAIL OPERATING REVENUE
                             (Millions of Dollars)

                                    [GRAPH]

                     '92      '93      '94     '95      '96
                   $4,434   $4,380   $4,625   $4,819   $4,909

                             ANALYSIS OF OPERATIONS

    Total merchandise traffic of 2.9 million carloads remained level with 1995 and increased 4% over 1994.
    Chemical traffic remained strong, due to steady demand for plastic production. Traffic remained steady with 1995's level and increased 6% over 1994.
    Driven by strong demand for trucks and sport utility vehicles, the automotive market experienced a 3% increase in carloads and a like increase in revenues in 1996.
    A late harvest caused grain shipments to be less robust than in the prior year. This resulted in a 9% decrease in carloads and a 4% decrease in revenues for agricultural products. Compared with 1994, carloads in 1996 decreased 3%, while revenue rose 2%.
    Demand for phosphates and fertilizer remained solid. Carloads were level with 1995, while revenue decreased 1%. This compares with a 9% increase in carloads and a 10% increase in revenue over 1994.

Rail Commodities by Carload

                                   Carloads                      Revenue
                                  (Thousands)             (Millions of Dollars)
                             ---------------------    -------------------------
                             1996    1995     1994       1996     1995     1994
                             ---------------------    -------------------------
Automobiles                   367     357      354    $   520  $   503  $   493
Chemicals                     408     406      386        719      700      685
Minerals                      428     414      419        379      375      365
Food & Consumer               167     179      176        199      207      204
Agricultural Products         254     280      263        323      336      318
Metals                        277     301      292        290      291      285
Forest Products               443     456      442        472      464      444
Phosphates & Fertilizer       511     512      470        279      282      254
Coal                        1,711   1,678    1,678      1,584    1,523    1,465
                            ----------------------      -----------------------
   Total                    4,566   4,583    4,480      4,765    4,681    4,513
                            ======================
Other Revenue                                             144      138      112
                                                       ------------------------
   Total Operating Revenue                             $4,909   $4,819   $4,625
                                                       ========================



    Throughout the year, CSXT continued its emphasis on cost control. Despite bad weather earlier in the first quarter and a 20% rise in the average price of diesel fuel, rail operating expense rose only 1% over 1995, excluding the 1995 second-quarter charge, and 2% over 1994. On that basis, the railroad lowered its operating ratio (the ratio of operating expense to operating revenue) from 77.9% to 77.0% -- a record for the unit.
    The ongoing efforts of the unit's Performance Improvement Teams (PITs) resulted in cost savings of more than $106 million. PIT initiatives also resulted in more cost-effective procedures for locomotive and car repair, as well as maintenance of way.
    Labor and fringe benefits expense increased 2% to $1.88 billion, vs. $1.85 billion in 1995 and $1.83 billion in 1994. Rail management successfully negotiated, without a strike, a union contract that provides for competitive increases in labor and fringe benefits over the next five years.

Rail Assets
Owned or leased units as of Dec. 27, 1996

Freight Cars
  Box Cars                      14,872
  Open-Top Hoppers              24,760
  Covered Hoppers               18,248
  Gondolas                      24,533
  Other Cars                    15,379
                                ------
    Total                       97,792
                                ======
Locomotives                      2,781

Track
  Route Miles                   18,504
  Track Miles                   31,365


    Safety continues to be a top priority at CSXT. During 1996, the railroad reduced train accidents 3% over 1995, and the latest published figures from the Federal Railroad Administration place CSXT as the safest Class I freight railroad in the nation. Employee safety performance in 1996 dipped slightly compared with 1995's record year. While zero injuries continues to be the ultimate goal, employees have made tremendous gains by reducing personal injuries by 79% over the past seven years.
    Of equal importance is CSXT's emphasis on public safety. In 1996, the railroad continued its industry leadership in the area of rail-highway grade crossing safety, where the number of collisions dropped 23%. This dramatic improvement is attributed to two factors: public education and the elimination of unneeded crossings. CSXT employees delivered hundreds of presentations during 1996 to raise the motoring public's awareness of crossing safety.

                             ANALYSIS OF OPERATIONS

                             RAIL OPERATING EXPENSE
                             (Millions of Dollars)

                                    [GRAPH]

                     '92      '93     '94      '95      '96
                   $4,313   $3,634   $3,696   $3,951   $3,782

Productivity/restructuring charges in 1992 and 1995 were $619 million and $196 million, respectively.

    These public education efforts touched thousands of lives throughout CSXT's 20-state system, ranging from school children to school bus and commercial truck drivers. In addition, more than 500 redundant or unneeded crossings were eliminated last year.
    Greater asset utilization in 1996 enhanced CSXT's continued efforts to constrain capital expenditures. Rail capital additions were $764 million in 1996 vs. $765 million in 1995 and $641 million in 1994. In 1996, CSXT took delivery of 138 new fuel-efficient 4,400-horsepower AC locomotives, each of which has the power of two older units. CSXT became the first railroad in North America to place into service the new 6,000-horsepower AC model, the world's most powerful single-engine locomotive. The company is presently testing three AC6000s in anticipation of taking delivery of 50 more in 1997. As of year-end 1996, CSXT's fleet of approximately 2,800 locomotives included 255 AC units.
    CSXT expects continued earnings growth in 1997, with modest volume and revenue increases across its major lines of business. The unit will continue its focus on becoming a High Performance Organization, which involves process re-engineering of core operations. In particular, the railroad will continue improving terminal throughput to optimize asset utilization and on-time performance. Thirty terminals were re-engineered in 1996, and 24 are scheduled to be completed by mid-1997. In addition, the unit will continue its emphasis on cutting costs and achieving profitable growth.

Container-shipping Results

    Intensified rate competition in major trade lanes and short-term over-capacity made 1996 a challenging year for the container-shipping industry. In spite of a difficult pricing environment, Sea-Land Service Inc. (Sea-Land) capitalized on increasing global demand for containerized cargo and grew its market share in every major trade lane while improving its cargo mix. The carrier also enjoyed one of the best utilization rates in the container-shipping industry.
    Sea-Land generated $318 million of operating income in 1996, vs. $238 million in 1995, excluding its portion of the 1995 second-quarter restructuring charge. In 1994, Sea-Land generated $187 million in operating income.
    Volume increased to 1.5 million loads, 7% over 1995's level, driven by continued strong demand and market share gains in virtually all major trade lanes. In 1994, volume totaled 1.3 million loads.
    Total operating revenue increased to $4.1 billion, a 1% increase over 1995's revenue and 16% higher than in 1994.
    Average revenue per container fell 5%, reflecting higher capacity in major trade lanes, particularly Asia-Middle East-Europe and Eastbound Pacific. However, Sea-Land was more than able to mitigate the effects of a difficult rate environment through increased volume and effective cost-cutting measures.
    Sea-Land's operating expense declined to $3.7 billion from $3.8 billion in 1995, excluding that year's restructuring charge. In 1994, operating expense totaled $3.3 billion. The unit improved its operating ratio through its continued emphasis on cost containment and productivity improvement.
    In 1996, Sea-Land eliminated operating expenses of $136 million through the efforts of its cost-intervention teams, which targeted improvements in terminal and vessel operations, inland transportation and network management. The teams' recommendations include both short-term tactical considerations and long-term strategic goals. The intervention teams expect to achieve productivity improvements of similar magnitude in 1997.

                               CONTAINER-SHIPPING
                               OPERATING REVENUE
                             (Millions of Dollars)

                                    [GRAPH]

                    '92      '93      '94      '95      '96
                   $3,148   $3,246   $3,492   $4,008   $4,051

                             ANALYSIS OF OPERATIONS

    After six years of discussion and debate, the U.S. Congress passed the Maritime Security Act by an overwhelming margin. This shipping bill establishes a program to provide participating carriers with $1 billion in operating assistance over 10 years to help offset the higher environmental, safety and wage costs of operating as a U.S.-flag carrier. Sea-Land has applied to the program, and the government has accepted 15 of its ships. Sea-Land will receive $2.1 million a year for each ship participating in the program.
    Implementation of the global alliance with the Danish shipping line Maersk began in the third quarter of 1996. A revised vessel network plan, incorporating 163 vessels and 348,000 TEUs (20-foot equivalent units) of container capacity, provides improved frequency and scope of service within the major sectors of Sea-Land's global network. Several million dollars of cost-reduction
benefits  have been realized as a result of terminal  and   equipment
rationalization   programs.   Other   cost-reduction opportunities  have been
identified and targeted for  implementation in 1997 and beyond.

                               CONTAINER-SHIPPING
                                  LOAD VOLUME
                                  (Thousands)

                                    [GRAPH]

                      '92     '93     '94     '95      '96
                     1,150   1,180   1,288   1,442    1,541


Container-shipping Assets
Owned or leased units as of Dec. 27, 1996

Containers
  40- and 20-foot Dry Vans     174,941
  45-foot Dry Vans              10,505
  Refrigerated Vans             18,495
  Other Specialized Equipment    4,460
                               -------
    Total                      208,401
                               =======
Chassis                         70,075
Container Ships                     99

Terminals
  Exclusive-Use                     14
  Preferential Berthing Rights      14


    Capital expenditures in 1996 included $252 million for new asset deployments and $55 million for containers formerly leased. The new deployments included vessels, terminal property and equipment and systems enhancements. The 1996 expenditures compare with $269 million in 1995 and $133 million in 1994.
    In 1997, the growth in global trade is expected to continue at a healthy rate, although a difficult rate environment is expected to persist. Overall capacity is anticipated to increase at a pace slightly ahead of market growth. Within the competitive arena, it is anticipated that a realignment of existing alliances between various shipping lines will occur. Additional mergers within the industry also remain a possibility.
    Sea-Land  will  continue   meeting  the   challenges  of  a  difficult  rate
environment with continued emphasis on controlling costs through its intervention teams and performance improvement initiatives. The unit also will continue its efforts to gain market share in the more profitable market segments by focusing on the changing needs of shippers. Improving the mix of higher margin freight will remain an ongoing priority.

Barge Results

    The 1996 operating income of $112 million at American  Commercial Lines Inc.
(ACL) topped last year's record by 6%. The 1996 results were 78% higher than 1994's operating income. Key factors for 1996's excellent performance were continued strong demand for export grain and other bulk commodities and the acquisition of the marine assets of Conti-Carriers & Terminals Inc. (CCTI), which increased ACL's fleet size by 400 barges and eight towboats.

    Total operating revenue at ACL increased 12% to $622 million, compared with $554 million in 1995 and $449 million in 1994. Barge ton miles totaled
55.8 billion, an increase of 3.6 billion over 1995 and 4.5 billion over 1994.

                            Barge Operating Revenue
                             (Millions of Dollars)

                                    [GRAPH]

                      '92     '93     '94     '95     '96

                      $433    $417    $449    $554    $622

                             Analysis of Operations

Barge Assets
Owned or leased units as of Dec. 27, 1996

Towboats                           137

Barges
  Covered/Open-Top Hoppers       3,481
  Tankers                          237
                                 -----

   Total                         3,718
                                 =====

Marine Services
  River Terminals                   11
  Fleet Operations                  17
  Shipyards                          2


    The CCTI acquisition, completed in January 1996, has been successfully integrated into ACL's operations, delivering higher revenues to ACL and savings to customers. This acquisition is an excellent example of a customer outsourcing its barging functions, creating a "win-win" situation for both ACL and the customer.

    Demand for non-grain commodities, such as import steel and raw materials for steel mini-mills, remained strong, resulting in better backhaul opportunities from the Gulf of Mexico.

    Coal tonnage and revenue decreased during the year as the company continued to shift equipment into higher-margin markets.

    Operating expense increased 14% to $510 million, primarily due to additional
volumes  and  higher  fuel  prices.   Fuel  price  per  gallon   increased  24%,
representing an additional $11 million in expense over 1995.

    ACL remains focused on continuous improvement to reduce operating costs through the quality improvement process. Performance Improvement Team initiatives generated approximately $4 million in annualized savings in 1996 and have targeted additional savings for 1997.

    Safety remains a high priority. ACL reduced its incident rate by 10% during the year, reflecting a safer work environment overall and resulting in accident-related cost reductions of $1.5 million.

    Capital additions at ACL in 1996 totaled $91 million, compared with $33 million in 1995 and $12 million in 1994. Spending in 1996 included $21 million for the acquisition of CCTI, $31 million for new domestic marine equipment and $26 million for expansion in South America.

    ACL enters 1997 with a positive outlook. The 1996 fall harvests of corn and soybean crops were among the largest in U.S. history, indicating traffic levels for these commodities should be strong. Coal should remain a solid base business for the barge line, although an existing long-term coal contract may be restructured. ACL also anticipates continued strong demand for liquid commodities and steel feedstock for mini-mills.

Intermodal Results

    With the implementation of aggressive measures to counter severe competition from the trucking industry, CSX Intermodal Inc. (CSXI) experienced a steady turnaround in 1996. Operating income increased 17% to $35 million in 1996 from $30 million in 1995. In 1994, operating income was $61 million. Revenue decreased 5% to $674 million, while volume totaled 980,000 trailers and containers, level with 1995. In 1994, operating revenue was $684 million, and volume was 986,000 trailers and containers.


Intermodal Assets
Owned or leased units as of Dec. 27, 1996

Equipment

  Domestic Containers                4,002
  Rail Trailers                      5,124

Facilities
  CSX Intermodal Terminals              33
  Motor Carrier Operations Terminals    28



                  Intermodal Operating Revenue
                     (Millions of Dollars)

                             [GRAPH]

                '92     '93     '94     '95     '96

                $535    $599    $684    $707    $674





    CSXI has responded aggressively to the stiff competition caused by an over-capacity of trucks. In July, the unit consolidated its headquarters in
Jacksonville,   Fla.,  and  reduced  headcount  by  30%.  CSXI also
implemented comprehensive service changes throughout its nationwide network to enhance service reliability, transit times and train capacity. The network redesign is aimed at achieving better cost controls and productivity gains from CSXI's operations while expanding services in key markets with the greatest growth potential.
    Capital expenditures totaled $24 million in 1996 vs. $57 million in 1995 and $50 million in 1994. During 1996, CSXI acquired property for a new terminal in Atlanta and expanded terminal facilities at its gateway New Orleans terminal.
    In 1997, CSXI will focus on containing costs and growing its business in key lanes. The unit expects substantial improvement in operating income.

                             Analysis of Operations

Contract Logistics Results

    Customized Transportation Inc. (CTI) achieved record revenue and operating income during 1996. Revenue rose to $316 million, 32% over 1995 and 73% over 1994. Operating income increased to $17 million, 36% over 1995 and 73% above 1994.

    CTI continues as a leading logistics provider of materials management, transportation, warehousing and staging activities. In 1996, the unit improved its position with current customers and developed business in new industries, such as electronics, retail and chemical. It executed 48 million transactions for its customers at an error-free rate of 99.9745% in 1996.

    In 1997, CTI will maintain an emphasis on the redesign and re-engineering of supply chain processes for its customers and will follow its customers as they expand internationally. Growth rates and financial performance are anticipated to remain strong in the coming year.

                               Contract Logistics
                               Operating Revenue
                             (Millions of Dollars)

                                    [GRAPH]

                          '93     '94     '95     '96

                          $145    $182    $240    $316


Consolidated Outlook

    CSX enters 1997 with confidence and an optimistic outlook. Modest economic growth and low inflation are expected to continue in the United States and Europe. Economic growth in Japan, following a sluggish 1996, should begin to improve gradually. The price of diesel fuel, which was unusually high in 1996, is expected to return to more normal levels as Iraqi oil re-enters the market on a limited basis.

    The railroad will capitalize on anticipated steady growth in the U.S. economy to improve its overall performance, while maintaining its focus on cost control. The continued growth in global demand for containerized cargo bodes well for Sea-Land, although some concerns remain about rate pressures continuing, possibly until mid-year.

    CSX anticipates its 1997 capital spending to be less than 1996 levels, while it will continue to reinvest in core business assets. CSXT will fund equipment and track programs at nearly comparable levels, including delivery of 75 alternating current locomotives. Sea-Land will continue toward completion of its Champion Class vessel program with three vessels to be delivered in 1997 and the last one in the first quarter of 1998.

    CSX units are committed to achieving their stretch targets, even though some units are subject to such unpredictable external factors as adverse weather conditions, work stoppages at major customer facilities and shifting economic conditions in the United States and abroad. Continued emphasis will be placed on controlling costs, enhancing core earning power and increasing shareholder returns.


                                                                                             Fiscal Years Ended
                       Consolidated Statement of Earnings
                                                                                Dec. 27,          Dec. 29,         Dec. 30,
(Millions of Dollars, Except Per Share Amounts)                                     1996              1995             1994
                                                                                --------           -------         --------
Operating Income
   Operating Revenue                                                             $10,536           $10,304         $  9,409

   Operating Expense                                                               9,014             8,921            8,227
   Restructuring Charge                                                               --               257               --
                                                                                  ------            ------          -------

     Total Operating Expense                                                       9,014             9,178            8,227
                                                                                  ------            ------          --------

   Operating Income                                                                1,522             1,126            1,182


Other Income and Expense
   Other Income                                                                       43               118              105
   Interest Expense                                                                  249               270              281
                                                                                  ------            ------           ------
Earnings
   Earnings Before Income Taxes                                                    1,316               974            1,006
   Income Tax Expense                                                                461               356              354
                                                                                  ------            ------           ------

     Net Earnings                                                              $     855         $     618        $     652
                                                                                  ======            ======           ======

Per Common Share
   Earnings Per Share                                                          $    4.00         $    2.94        $    3.12
                                                                                  ======            ======           ======

   Average Common Shares Outstanding (Thousands)                                 213,633           210,270          209,303
                                                                                 =======           =======          =======

   Cash Dividends Paid Per Common Share                                        $    1.04         $     .92       $      .88
                                                                                 =======           =======          =======

See accompanying Notes to Consolidated Financial Statements.


                        Consolidated Statement of Cash Flows
                                                                                             Fiscal Years Ended

                                                                                Dec. 27,          Dec. 29,         Dec. 30,
(Millions of Dollars)                                                               1996              1995             1994
                                                                                --------          --------         --------
Operating Activities
   Net Earnings                                                                  $   855            $  618           $  652
   Adjustments to Reconcile Net Earnings to Net Cash Provided
     Depreciation                                                                    620               600              577
     Deferred Income Taxes                                                           166               (26)             176
     Restructuring Charge Provision                                                   --               257               --
     Productivity/Restructuring Charge Payments                                      (88)             (155)            (159)
     Other Operating Activities                                                       12                10               56
     Changes in Operating Assets and Liabilities
       Accounts Receivable                                                           (67)              (82)             (60)
       Other Current Assets                                                          (65)              (22)              20
       Accounts Payable                                                               84               170                9
       Other Current Liabilities                                                     (77)              197               55
                                                                                 -------             -----            -----
     Net Cash Provided by Operating Activities                                     1,440             1,567            1,326
                                                                                 -------             -----            -----

Investing Activities
   Property Additions                                                             (1,223)           (1,156)            (875)
   Proceeds from Property Dispositions                                                84                97              170
   Acquisition of Conrail Common Stock                                            (1,965)               --               --
   Purchases of Long-Term Marketable Securities                                      (45)             (114)             (66)
   Proceeds from Sales of Long-Term Marketable Securities                            137                97               54
   Other Investing Activities                                                         25                22             (144)
                                                                                 -------            ------            -----
     Net Cash Used by Investing Activities                                        (2,987)           (1,054)            (861)
                                                                                 -------            ------            -----
Financing Activities
   Short-Term Debt -- Net                                                            187               (53)              37
   Long-Term Debt Issued                                                           2,118               121               92
   Long-Term Debt Repaid                                                            (486)             (343)            (447)
   Cash Dividends Paid                                                              (223)             (194)            (184)
   Other Financing Activities                                                         (1)               11                4
                                                                                 -------            ------             -----
     Net Cash Provided (Used) by Financing Activities                              1,595              (458)            (498)
                                                                                 -------            ------             -----
     Net Increase (Decrease) in Cash and Cash Equivalents                             48                55              (33)

Cash, Cash Equivalents and Short-Term Investments
   Cash and Cash Equivalents at Beginning of Year                                    320               265              298
                                                                                 -------             -----            -----
   Cash and Cash Equivalents at End of Year                                          368               320              265
   Short-Term Investments at End of Year                                             314               340              270
                                                                                 -------             -----            -----
   Cash, Cash Equivalents and Short-Term
     Investments at End of Year                                                     $682            $  660           $  535
                                                                                 =======             =====            =====
Supplemental Cash Flow Information
   Interest Paid -- Net of Amounts Capitalized                                   $   265            $  275           $  306
                                                                                 =======             =====            =====
   Income Taxes Paid                                                            $    381            $  253           $  175
                                                                                 =======             =====            =====

See accompanying Notes to Consolidated Financial Statements.



                  Consolidated Statement of Financial Position
                                                                                                  Dec. 27,         Dec. 29,
(Millions of Dollars)                                                                                 1996             1995
                                                                                                  --------         --------
Assets
   Current Assets
     Cash, Cash Equivalents and Short-Term Investments                                           $     682         $    660
     Accounts Receivable                                                                               894              832
     Materials and Supplies                                                                            229              220
     Deferred Income Taxes                                                                             139              148
     Other Current Assets                                                                              128               75
                                                                                                   -------          -------
       Total Current Assets                                                                          2,072            1,935

   Properties -- Net                                                                                11,906           11,297
   Investment in Conrail                                                                             1,965               --
   Affiliates and Other Companies                                                                      345              312
   Other Long-Term Assets                                                                              677              738
                                                                                                   -------          -------
       Total Assets                                                                                $16,965          $14,282
                                                                                                   =======          =======
Liabilities
   Current Liabilities
     Accounts Payable                                                                             $  1,189         $  1,121
     Labor and Fringe Benefits Payable                                                                 499              526
     Casualty, Environmental and Other Reserves                                                        306              298
     Current Maturities of Long-Term Debt                                                              101              486
     Short-Term Debt                                                                                   335              148
     Other Current Liabilities                                                                         327              412
                                                                                                     -----            -----
       Total Current Liabilities                                                                     2,757            2,991

   Casualty, Environmental and Other Reserves                                                          715              813
   Long-Term Debt                                                                                    4,331            2,222
   Deferred Income Taxes                                                                             2,720            2,560
   Other Long-Term Liabilities                                                                       1,447            1,454
                                                                                                    ------           ------
       Total Liabilities                                                                            11,970           10,040
                                                                                                    ------           ------
Shareholders' Equity
   Common Stock, $1 Par Value                                                                          217              210
   Other Capital                                                                                     1,433            1,319
   Retained Earnings                                                                                 3,452            2,822
   Minimum Pension Liability                                                                          (107)            (109)
                                                                                                   -------           ------
       Total Shareholders' Equity                                                                    4,995            4,242
                                                                                                   -------           ------
       Total Liabilities and Shareholders' Equity                                                  $16,965          $14,282
                                                                                                   =======           ======

See accompanying Notes to Consolidated Financial Statements.


           Consolidated Statement of Changes in Shareholders' Equity

                                              Common Shares                                           Minimum
                                               Outstanding       Common        Other     Retained     Pension
(Millions of Dollars, Except Shares)           (Thousands)        Stock      Capital     Earnings    Liability        Total
                                             --------------      ------      -------     --------    ---------       ------
Balance Dec. 31, 1993                              104,143         $104       $1,307       $1,927        $(158)      $3,180
Net Earnings                                            --           --           --          652           --          652
Dividends -- Common                                     --           --           --         (184)          --         (184)
Common Stock--
   Stock Purchase and Loan Plan
     Stock Canceled                                    (68)          --           (4)          --           --           (4)
     Purchase Loans -- Net                              --           --            9           --           --            9
   Other Stock Issued -- Net                           647            1           56           --           --           57
Minimum Pension Liability                               --           --           --           --           25           25
Other -- Net                                            --           --           --           (4)          --           (4)
                                                   -------       ------       ------       ------       ------       ------
Balance Dec. 30, 1994                              104,722          105        1,368        2,391         (133)       3,731
Net Earnings                                            --           --           --          618           --          618
Dividends -- Common                                     --           --           --         (194)          --         (194)
Common Stock--
   Stock Purchase and Loan Plan
     Stock Canceled                                   (155)          (1)         (11)          --           --          (12)
     Purchase Loans -- Net                              --           --           12           --           --           12
   Other Stock Issued -- Net                           716            1           55           --           --           56
Minimum Pension Liability                               --           --           --           --           24           24
2-for-1 Stock Split                                105,212          105         (105)          --           --           --
Other -- Net                                            --           --           --            7           --            7
                                                   -------       ------       ------       ------       ------       ------
Balance Dec. 29, 1995                              210,495          210        1,319        2,822         (109)       4,242
Net Earnings                                            --           --           --          855           --          855
Dividends -- Common                                     --           --           --         (223)          --         (223)
Common Stock--
   Stock Purchase and Loan Plan
     Stock Issued                                    7,652            8          356           --           --          364
     Stock Canceled and Exchanged                   (2,786)          (3)         (67)          --           --          (70)
     Purchase Loans -- Net                              --           --         (240)          --           --         (240)
   Other Stock Issued -- Net                         1,524            2           65           --           --           67
Minimum Pension Liability                               --           --           --           --            2            2
Other -- Net                                            --           --           --           (2)          --           (2)
                                                   -------       ------       ------       ------        ------      ------
Balance Dec. 27, 1996                              216,885         $217       $1,433       $3,452        $(107)      $4,995
                                                   =======       ======       ======       ======        ======      ======

See accompanying Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)



NOTE 1. SIGNIFICANT ACCOUNTING POLICIES.

Nature of Operations

    CSX Corporation (CSX) is a global freight transportation company with principal business units providing rail, container-shipping, intermodal, barging and contract logistics services. Rail transportation services are provided principally throughout the eastern United States and account for nearly half of the company's operating revenue, with coal, bulk products and manufactured products each contributing a relatively equal share of rail revenue. Coal shipments primarily supply domestic utility and export markets. Container-shipping services are provided in the United States and more than 80 countries and territories throughout the world and account for more than one-third of the company's operating revenue. Intermodal, barging and contract logistics services are provided principally within the United States and together account for the company's remaining operating revenue.

Principles of Consolidation

    The Consolidated Financial Statements include CSX and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at either cost or equity, depending on the extent of control.

Fiscal Year

    The company's fiscal reporting period ends on the last Friday in December. The financial statements presented are for the fiscal periods ended Dec. 27, 1996, Dec. 29, 1995, and Dec. 30, 1994. Each fiscal year consists of four 13-week quarters.

Common Stock Split

    On Oct. 11, 1995, the company's board of directors declared a 2-for-1 common stock split distributed on Dec. 21, 1995, to shareholders of record at the close of business on Dec. 4, 1995. In the accompanying Consolidated Statement of Earnings and Notes to the Consolidated Financial Statements, all references to shares of common stock and per share amounts for periods prior to the stock split have been restated.

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

        During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. The proceeds from the issuance of the Certificates were used to reduce the amount of accounts receivable sold under a previous agreement. At Dec. 27, 1996, the Certificates were collateralized by $248 million of accounts receivable held in the master trust. The company has the ability to issue $50 million in additional Certificates through September 1998 at prevailing market terms.

        In addition, the company has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in September 1998.


        The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At Dec. 27, 1996, and Dec. 29, 1995, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net costs associated with sales of Certificates and receivables were $30 million, $32 million and $29 million in 1996, 1995 and 1994, respectively.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


     The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable, including receivables collateralizing Certificates and receivables sold. Allowances for doubtful accounts of $97 million and $88 million have been applied as a reduction of accounts receivable at Dec. 27, 1996, and Dec. 29, 1995, respectively.

Materials and Supplies

    Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.

Properties

    Main line track on the rail system is depreciated on a group basis using a unit-of-property method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of three to 50 years.

    Regulations maintained by the Surface Transportation Board (STB) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the STB. Significant premature retirements for all properties, which would include major casualty losses, abandonments, sales and obsolescence of assets, are recorded as gains or losses at the time of their occurrence. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost.

    Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets. Where impairment is indicated, the assets are evaluated for sale or other disposition, and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

Revenue Recognition

    Transportation revenue is recognized proportionately as shipments move from origin to destination.

Environmental Costs

    Environmental costs relating to current operations are expensed or capitalized as appropriate. Expenditures relating to remediating an existing condition caused by past operations, and that do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when CSX's responsibility for environmental remedial efforts is deemed probable, and the costs can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the company's commitment to a formal plan of action.

Derivative Financial Instruments

    Derivative  financial  instruments  may be  used  from  time  to time by the company in the management of its interest, foreign currency and commodity exposures, and are accounted for on an accrual basis. Income and expense are recorded in the same category as that of the underlying asset or liability. Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset or liability. Gains and losses related to hedges of anticipated transactions also are deferred and recognized in income in the same period as the hedged transaction. There were no significant derivative financial instruments outstanding at Dec. 27, 1996.

Earnings Per Share

    Earnings per share are based on the weighted average of common shares outstanding. Dilution, which could result if all outstanding common stock equivalents were exercised, is not significant. Weighted average shares and earnings per share for 1995 and 1994 have been restated to reflect the 2-for-1 common stock split distributed to shareholders in December 1995.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


Stock-Based Compensation

    The company records expense for stock-based compensation in accordance with the provisions of APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations. Disclosures required with respect to the alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board (FASB) Statement No. 123 "Accounting for Stock-Based Compensation" are presented in Note 11 -- Stock Plans.

Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.

Prior-Year Data

    Certain prior-year data have been reclassified to conform to the 1996 presentation.

Accounting Pronouncements

    The FASB has issued Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which establishes new guidelines for accounting and disclosure related to transfers of trade accounts receivable and other financial assets. In addition, the American Institute of Certified Public Accountants has issued Statement of Position No. 96-1 "Environmental Remediation Liabilities," which provides revised guidance on accounting and disclosure relative to environmental obligations. The company will adopt both pronouncements in 1997 and does not expect either pronouncement to have a material impact on its financial statements.


NOTE 2. MERGER AGREEMENT.

    On Oct. 14, 1996, CSX entered into an agreement with Conrail, Inc. (Conrail) pursuant to which the companies would combine in a strategic merger transaction. The terms of the agreement provided for CSX to acquire 40% of the outstanding Conrail Common Stock and ESOP Preferred Stock (the Conrail shares) for cash and the remaining 60% in exchange for CSX common stock. Norfolk Southern Corporation (Norfolk Southern) challenged the CSX/Conrail merger agreement and announced an all-cash competing offer to acquire Conrail at a price which was ultimately increased to $115 per share. CSX and Conrail subsequently negotiated several amendments to the merger agreement, generally to provide increased consideration to Conrail shareholders in exchange for their shares. On Nov. 20, 1996, CSX completed an initial cash tender offer for approximately 19.9% of the Conrail shares at $110 per share, acquiring approximately 17.9 million of the shares at a total cost of $1.965 billion. The shares were placed in a voting trust as provided for in the merger agreement. Borrowings in connection with a $4.8 billion bank credit facility negotiated by CSX subsequent to the announcement of the merger were used to finance the initial cash tender offer.

    CSX initiated a second conditional cash tender offer for an additional 20.1% of the Conrail shares, but was prevented from completing this or subsequent steps of the merger transaction when a Jan. 17, 1997 vote by Conrail shareholders defeated a proposal to opt out of the Pennsylvania Control Transaction Law (the Pennsylvania statute). A favorable vote on the opt-out proposal would have removed restrictions limiting CSX's ownership to less than 20% of the Conrail shares under the terms contemplated by the merger agreement. The outcome of the Conrail shareholder vote coupled with public comments by the Chairwoman of the STB favoring a negotiated settlement of competitive issues surrounding the proposed merger prompted joint discussions between CSX, Conrail, and Norfolk Southern. These discussions, which began in late January, led to the negotiation of an amendment to the CSX/Conrail merger agreement on March 7, 1997. The amended agreement provides for the acquisition of the remaining Conrail shares for cash at $115 per share and, among other things, allows CSX to unilaterally enter into negotiations with Norfolk Southern. It is anticipated that when these negotiations are completed, CSX and Norfolk Southern will share, roughly equally, the Conrail rail system.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


    CSX will reflect the terms of the amended merger agreement in a revised tender offer. Since the revised offer provides cash consideration for all Conrail shares, it is no longer subject to a vote by Conrail shareholders to opt out of the Pennsylvania statute. The revised tender offer is expected to be completed no later than June 2, 1997. The transactions ultimately agreed to by the three companies are subject to regulatory approval by the STB. The Conrail shares currently held by CSX and the shares to be acquired pursuant to the revised merger agreement will be held in the voting trust until such time as a regulatory decision is rendered. CSX's financing arrangements will be revised or renegotiated to accommodate the final structure agreed to by the companies.

    At Dec. 27, 1996, CSX has accounted for its 19.9% investment in Conrail using the cost method. Dividends totaling $8 million received on those shares in 1996 are reported in other income in the consolidated statement of earnings. The method of accounting applicable to CSX holdings of Conrail shares for future periods may differ, depending on the timing and final structure of the related transactions.

NOTE 3. 1995 RESTRUCTURING CHARGE.

    In the second quarter of 1995, the company recorded a $257 million pretax restructuring charge to recognize the estimated costs of specific initiatives at CSXT and at Sea-Land Service Inc. (Sea-Land), its container-shipping unit. The charge reduced 1995 net earnings by $160 million, 76 cents per share.

CSXT Initiative

    CSXT recorded its $196 million portion of the pretax restructuring charge to recognize the costs associated with a contractual agreement with a major telecommunications vendor to replace, manage and technologically enhance its existing private telecommunications network. The initiative resulted in a write-down of assets rendered technologically obsolete and a provision for separation and labor protection payments to affected employees.

    The agreement, which originally was to expire in May 2005, provided for the
vendor  to  supply and  manage  new  technology  to  replace  CSXT's   existing
telecommunications system,  thereby rendering it commercially  obsolete.  These
assets,  comprising CSXT's  internal  companywide   telecommunications  network
including existing microwave and fiber optic communications systems, have no alternative use and their net realizable value is not significant. As a result of the agreement, the net book value of the assets to be replaced was reduced by $163 million.

    During 1996, CSXT and the vendor amended the agreement to change the termination date to June 30, 1998, to increase the payments required over the revised service period, and to relieve the vendor's obligations to replace certain technology. CSXT is currently evaluating options for proceeding with further telecommunications initiatives.

Sea-Land Initiatives

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

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


Summary

    The 1995 restructuring charge and related activity through Dec. 27, 1996, is as follows:


                                                  Separation  Lease and
                                                   and Labor   Facility
                                       Obsolete   Protection       Exit
                                         Assets        Costs      Costs    Total
                                           ----         ----        ---     ----
Restructuring Charge                       $163          $80        $14     $257

Amounts Utilized through Dec. 27, 1996      163           28          8      199
                                           ----         ----        ---     ----
Remaining Reserve as of Dec. 27, 1996      $ --         $ 52        $ 6     $ 58
                                           ====         ====        ===     ====

    The total provision for separation and labor protection payments relates to approximately 800 affected employees and was based on existing collective bargaining agreements with members of clerical, electrical, and signal crafts and seafarer trades. Through Dec. 27, 1996, approximately 530 employee separations have been finalized. The company expects the remaining affected employees to be impacted within the next four years.

NOTE 4. OPERATING EXPENSE.

                                                1996       1995       1994
                                               ------     ------     ------
Labor and Fringe Benefits                      $3,161     $3,133     $3,005
Materials, Supplies and Other                   2,530      2,622      2,311
Building and Equipment Rent                     1,143      1,134      1,087
Inland Transportation                             995        970        839
Depreciation                                      611        588        564
Fuel                                              574        474        421
Restructuring Charge                               --        257         --
                                               ------     ------     ------

Total                                          $9,014     $9,178     $8,227
                                               ======     ======     ======
Selling, General and Administrative Expense
    Included in Above Items                    $1,297     $1,351     $1,265
                                               ======     ======     ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 5. OTHER INCOME.

                                                   1996      1995      1994
                                                   ----      ----      ----
Interest Income                                    $48      $  62      $ 57
Income from Real Estate and Resort Operations(a)    62         54        58
Net Gain (Loss) on Investment Transactions(b)       (4)        77        --
Gain on South Florida Track Sale(c)                 --         --        91
Net Costs for Accounts Receivable Sold             (30)      (32)       (29)
Minority Interest                                  (42)      (32)       (21)
Loss on Redemption of Debt                          --         --       (13)
Equity Earnings (Losses) of Other Affiliates         6        (3)       (10)
Dividend Income                                      9          1         1
Miscellaneous                                       (6)       (9)       (29)
                                                   ---       ----      ----
Total                                              $43       $118      $105
                                                   ===       ====      ====

(a) Gross revenue from real estate and resort operations was $186 million, $178 million and $190 million in 1996, 1995 and 1994, respectively.

(b) In December 1995, the company recognized a net investment gain of $77 million on the issuance of an equity interest in a Sea-Land terminal and related operations in Asia and the write-down of various investments. The equity interest portion of the transaction resulted in proceeds of $105 million and a pretax gain of $93 million, $61 million after-tax, 29 cents per share. Sea-Land's interest in the terminal operations was reduced from approximately 67% to 57%.

(c) In December 1994, the state of Florida elected to satisfy its remaining unfunded obligation issued in 1988 to consummate the purchase of 80 miles of track and right of way. The transaction resulted in cash proceeds of $102 million and an accelerated pretax gain of $69 million, $42 million after-tax, 20 cents per share. The scheduled payment resulted in a $22 million gain in 1994.


NOTE 6. INCOME TAXES.

    Earnings from domestic and foreign operations and related income tax expense are as follows:


                                    1996         1995     1994
                                   ------        ----    ------
Earnings Before Income Taxes:
        -- Domestic                $1,158        $765    $  893
        -- Foreign                    158         209       113
                                   ------        ----    ------
   Total                           $1,316        $974    $1,006
                                   ======        ====    ======
Income Tax Expense (Benefit):
Current -- Federal                 $  250        $337    $  144
        -- Foreign                     30          26        20
        -- State                       15          19        14
                                   ------        ----    ------
   Total Current                      295         382       178
                                   ------        ----    ------
Deferred-- Federal                    166         (26)      165
        -- Foreign                     --          --         2
        -- State                       --          --         9
                                   ------        ----    ------
   Total Deferred                     166         (26)      176
                                   ------        ----    ------
   Total Expense                   $  461        $356    $  354
                                   ======        ====    ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

  Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                1996             1995            1994
                            -----------      -----------     ------------
Tax at Statutory Rates      $461    35%      $341    35%     $352     35%
State Income Taxes            10     1         12     1        15      1
Prior Years' Income Taxes    (27)   (2)        --    --       (10)    (1)
Other Items                   17     1          3     1        (3)    --
                            ----    ---      ----    ---     ----     ---
    Total Expense           $461    35%      $356    37%     $354     35%
                            ====    ===      ====    ===     ====     ===


   The significant components of deferred tax assets and liabilities include:

                                             Dec. 27,         Dec. 29,
                                               1996             1995
                                             --------         --------
Deferred Tax Assets
   Productivity/Restructuring Charges          $  171          $  178
   Employee Benefit Plans                         434             417
   Deferred Gains and Related Rents               195             166
   Other                                          252             300
                                               ------          ------
     Total                                      1,052           1,061
                                               ------          ------
Deferred Tax Liabilities
   Accelerated Depreciation                     3,095           3,042
   Other                                          538             431
                                               ------          ------
     Total                                      3,633           3,473
                                               ------          ------
Net Deferred Tax Liabilities                   $2,581          $2,412
                                               ======          ======

    In addition to the annual provision for deferred income tax expense, the change in the year-end net deferred income tax liability balances included the income tax effect of the changes in the minimum pension liability in 1996 and 1995.

    The company has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings amounted to $279 million and $314 million at Dec. 27, 1996, and Dec. 29, 1995, respectively. These amounts may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amount of net additional income tax that may be payable if such earnings were repatriated.

    The company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1990. Returns for 1991 through 1993 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 7. PROPERTIES.


                                   Dec. 27, 1996                        Dec. 29, 1995
                            ----------------------------       ------------------------------
                                     Accumulated                        Accumulated
                              Cost   Depreciation    Net         Cost   Depreciation    Net
                            ------   ------------  -------      -----   ------------  -------
Rail:
   Road                     $ 9,308     $2,619     $ 6,689     $ 9,157    $2,620      $ 6,537
   Equipment                  4,220      1,427       2,793       3,829     1,417        2,412
                            -------     ------     -------     -------    ------      -------
      Total Rail             13,528      4,046       9,482      12,986     4,037        8,949

Container-shipping            2,437      1,017       1,420       2,175       906        1,269
Other                         1,455        451       1,004       1,512       433        1,079
                            -------     ------     -------     -------    ------      -------
Total                       $17,420     $5,514     $11,906     $16,673    $5,376      $11,297
                            =======     ======     =======     =======    ======      =======


NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

    Activity related to casualty, environmental and other reserves is as follows:



                                               Casualty and    Environmental         Separation
                                         Other Reserves(a)(b)    Reserves(a)   Liabilities(a)(c)     Total
                                                       -----            ----                -----   -------
Balance Dec. 31, 1993                                  $604             $131                $642    $1,377
Charged to Expense and Other Additions                  247               32                  --       279
Payments and Other Reductions                          (272)             (23)            (d)(248)     (543)
                                                       ----             ----                ----    ------
Balance Dec. 30, 1994                                   579              140                 394     1,113
Charged to Expense and Other Additions                  279               22                  80       381
Payments and Other Reductions                          (288)             (25)                (70)     (383)
                                                       ----             ----                ----    ------
Balance Dec. 29, 1995                                   570              137                 404     1,111
Charged to Expense and Other Additions                  254               16                  --       270
Payments and Other Reductions                          (290)             (36)                (34)     (360)
                                                       ----             ----                ----    ------
Balance Dec. 27, 1996                                  $534             $117                $370    $1,021
                                                       ====             ====                ====    ======


(a) Balances include current portions of casualty and other, environmental and separation reserves, respectively, of $234 million, $20 million and $52 million at Dec. 27, 1996; $241 million, $20 million and $37 million at Dec. 29, 1995; and $234 million, $20 million and $22 million at Dec. 30, 1994.

(b) Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c) Separation liabilities include $318 million at Dec. 27, 1996, $344 million at Dec. 29, 1995, and $376 million at Dec. 30, 1994, related to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing work-force reductions, improvements in productivity and other cost reductions at the company's major transportation units. The remaining liabilities are expected to be paid out over the next 20 to 25 years.

(d) Includes the transfer of $156 million in 1994 to a separation-related pension obligation, representing the future cost of pensions for certain train crew employees impacted by the buyout of trip-based compensation provided for in the 1992 productivity charge.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 9. DEBT AND CREDIT AGREEMENTS.


                                                             Average Interest Rates    Dec. 27,  Dec. 29,
Type and Maturity Dates                                            at Dec. 27, 1996        1996      1995
                                                                              -----      ------   -------
Commercial Paper and Borrowings Under Bank Credit Agreement                      6%      $2,300   $   300
Notes Payable (1999-2021)                                                        8%         498       895

Debentures  (2000-2022)                                                          9%         650       649

Equipment Obligations (1997-2011)                                                8%         739       606
Mortgage Bonds (1998-2003)                                                       4%          76        76
Other Obligations, including Capital Leases (1997-2021)                          7%         169       182
                                                                              -----      ------    ------
    Total                                                                        7%       4,432     2,708
                                                                              =====

Less Debt Due Within One Year                                                               101       486
                                                                                         ------    ------
    Total Long-Term Debt                                                                 $4,331    $2,222
                                                                                         ======    ======




       To provide financing for its acquisition of Conrail shares and to accommodate working capital needs, the company entered into a $4.8 billion bank credit agreement in November 1996. Under the agreement, the company may borrow directly from the participating banks or utilize the credit facility to support the issuance of commercial paper. Direct borrowings from the participating banks can be obtained, at the company's option, under a competitive bid process among the banks or under a revolving credit arrangement with interest either at LIBOR plus a margin determined by the company's credit ratings or at an alternate base rate, as defined in the agreement. The terms of the agreement provided for $800 million to become available immediately to replace existing credit agreements totaling $880 million, which supported the company's outstanding commercial paper. The remaining $4 billion of credit under the facility is available for the purchase of Conrail shares, of which $1.965 billion was used to acquire approximately 19.9% of Conrail's outstanding shares in November 1996. At Dec. 27, 1996, the company had borrowings related to the credit facility of $2.635 billion ($300 million direct borrowings and $2.335 billion commercial paper outstanding), of which $2.3 billion has been classified as long-term debt based upon the company's ability and intention to maintain this debt outstanding for more than one year. The company pays annual fees to the participating banks that may range from .06% to .15% of the total commitment, depending upon its credit ratings. The credit agreement, which expires in November 2001, also includes certain covenants and restrictions, such as limitations on debt as a percentage of total capitalization and restrictions on the sale or disposition of certain assets.

    Commercial paper classified as short-term debt was $335 million at Dec. 27, 1996, and $148 million at Dec. 29, 1995. The weighted-average interest rate for the short-term commercial paper outstanding at year-end was 6% for 1996 and 1995.

    In September 1992, the company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $450 million in senior debt securities, warrants to purchase debt securities or currency warrants. This shelf registration included a combined prospectus covering amounts remaining to be issued as debt securities under a previous shelf registration. As of Dec. 27, 1996, an aggregate of $250 million of debt is available for issuance under the company's shelf registration statement and combined prospectus.

    During 1994, the company redeemed $300 million of 9.5%, 11.625% and 11.875% Sinking Fund Debentures. The redemption premium, unamortized debt discount and issuance costs totaling $18 million were charged to expense.

    Excluding long-term commercial paper, the company has long-term debt maturities for 1997 through 2001 aggregating $101 million, $145 million, $95 million, $328 million and $65 million, respectively. A portion of the company's rail unit properties are pledged as security for various rail-related, long-term debt issues.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10. COMMON AND PREFERRED STOCK.

    The company has a single class of common stock, $1 par value, of which 300 million shares are authorized. Each share is entitled to one vote in all matters requiring a vote. In December 1995, shareholders received one additional share of common stock for each share held, pursuant to a 2-for-1 stock split approved by the board of directors. At Dec. 27, 1996, common shares issued and outstanding totaled 216,885,140.

    The company also has total authorized preferred stock of 25 million shares, of which 250,000 shares of Series A have been reserved for issuance, and 3 million shares of Series B have been reserved for issuance under the Shareholder Rights Plan discussed below. All preferred shares rank senior to common shares both as to dividends and liquidation preference. No preferred shares were outstanding at Dec. 27, 1996.

    Pursuant to a Shareholder Rights Plan adopted by the board of directors in 1988 and amended in 1990, each outstanding share of common stock also evidences one preferred share purchase right ("right"). Each right entitles shareholders of record to purchase from the company, until the earlier of June 8, 1998, or the redemption of the rights, one one-hundredth of a share of Series B preferred stock at an exercise price of $100, subject to certain adjustments or, under certain circumstances, to obtain additional shares of common stock in exchange for the rights. The rights are not exercisable or transferable apart from the related common shares until the earlier of 10 days following the public announcement that a person or affiliated group has acquired or obtained the right to acquire 20% or more of the company's outstanding common stock; or 10 days following the commencement or announcement of an intention to make a tender offer or exchange offer, the consummation of which would result in the ownership by a person or group of 20% or more of the outstanding common stock. The board of directors may redeem the rights at a price of one cent per right at any time prior to the acquisition by a person or group of 20% or more of the outstanding common stock.


NOTE 11. STOCK PLANS.

    The company maintains several stock plans designed to encourage ownership of its stock and provide incentives for employees to contribute to its success. Compensation expense for stock-based awards under these plans is determined by the awards' intrinsic value accounted for under the principles of APB Opinion No. 25 and related Interpretations. Compensation expense recognized for stock-based awards in 1996 was $36 million. Had compensation expense been determined based upon fair values at the date of grant for awards under these plans, consistent with the methods of FASB Statement No. 123, the company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                        1996             1995
                                                       -----            -----

Net Income          As Reported                        $ 855            $ 618
                    Pro Forma                          $ 832            $ 610

Earnings Per Share  As Reported                        $4.00            $2.94
                    Pro Forma                          $3.90            $2.90


    The pro forma fair value method of accounting was applied only to stock-based awards granted after Dec. 30, 1994. Because all stock-based compensation expense for 1996 and 1995 was not restated and because stock-based awards granted may vary from year to year, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

Stock Purchase and Loan Plan

    The Stock Purchase and Loan Plan provides for the purchase of common stock and related rights by eligible officers and key employees of the company and entitles them to obtain loans with respect to the shares purchased. The Plan, which originated in 1991, is intended to further the long-term stability and financial success of the company by providing a method for eligible employees to increase significantly their ownership of common stock. Amendments to the Plan were approved by the company's shareholders and implemented in 1996, providing for continuation of the Plan through February 2006, and increasing the common stock reserved for issuance from 4.4 million to 9 million shares.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

    Under the revised Plan, upon maturity of purchase loans issued in 1991 and 1992, existing participants either withdrew shares from the Plan, applied all or part of their equity in shares purchased in the original Plan as a down payment to acquire additional shares, or extended their participation at existing levels for up to one year. In addition, shares were offered to certain employees who were not previously eligible to participate in the Plan. In connection with the Plan amendments, from Aug. 1, 1996, through Dec. 27, 1996, 72,497 shares were withdrawn from the Plan, 2,630,727 shares were exchanged and canceled, and 7,651,970 new shares were sold to participants at an average market price of $47.52 per share. In consideration for the shares purchased, participants have provided down payments of not less than 5% nor more than 25% of the purchase price in the form of cash, recourse notes or equity earned in the original Plan. The remaining purchase price is in the form of non-recourse loans secured by the shares issued.

    All non-recourse loans under the Plan are or were subject to certain adjustments after a vesting period based upon targeted increases in the market price of CSX common stock. The market price thresholds for loans to employees who extended their participation in the original plan have been met in prior years and, upon maturity at July 31, 1997, or earlier repayment, all interest (less dividends applied to accrued interest) will be forgiven and the loan balances will be reduced by 25% of the purchase price. Loans to participants who exchanged shares or entered the Plan in 1996 are due July 31, 2001, and also are subject to forgiveness of a portion of the principal and accrued interest balances; however, at Dec. 27, 1996, none of the related market price thresholds had been met.

    At Dec. 27, 1996, there were 187 participants in the Plan. Transactions involving the Plan are as follows:

                                                      Shares          Average
                                                     (000's)         Price(a)
                                                     -------         --------
Outstanding at Dec. 30, 1994                           3,869           $18.67
  Canceled or Withdrawn                                (446)           $19.25
                                                     -------         --------
Outstanding at Dec. 29, 1995                           3,423           $18.64
  Issued                                               7,652           $47.52
  Exchanged, Canceled or Withdrawn                    (2,964)          $18.73
                                                     -------         --------
Outstanding at Dec. 27, 1996                           8,111           $46.26
                                                     =======         ========

                                               1996         1995        1994
                                             -------     --------     -------
Down Payment (Recourse) Loans Outstanding    $    7      $     4      $     4
Purchase (Non-Recourse) Loans Outstanding    $  296      $    60      $    68
Average Interest Rate                          6.64%        7.75%        7.75%
Compensation Expense for the Year            $   13      $    26      $     4
                                             ======      =======      =======

(a) Represents average cost to participants, net of cumulative note forgiveness.

    The weighted-average fair value benefit to participants for a share issued in 1996 under the Stock Purchase and Loan Plan was $15.65, and was estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 6.5%; dividend yield of 2.4%; volatility factor of 21.5%; and an expected life of 6 years.

1987 Long-Term Performance Stock Plan

    The CSX Corporation 1987 Long-Term Performance Stock Plan provides for awards in the form of stock options, Stock Appreciation Rights (SARs), Performance Share Awards (PSAs) and Incentive Compensation Program shares (ICPs) to eligible officers and employees. Awards granted under the Plan are determined by the board of directors based on the financial performance of the company.

    At Dec. 27, 1996, there were 440 current or former employees with outstanding grants under the Plan. A total of 19,661,492 shares were reserved for issuance, of which 5,396,274 were available for new grants (7,503,922 at Dec. 29, 1995). The remaining shares are assigned to outstanding stock options, SARs and PSAs.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)


    All stock options have been granted with 10-year terms and vest at the end of one year of continued employment. The exercise price for options granted equals the market price of the underlying stock on the date of grant. Options under recent grants become exercisable based on the achievement of performance goals. A summary of the company's stock option activity, and related information for the fiscal years ended Dec. 27, 1996, Dec. 29, 1995, and Dec. 30, 1994, follows:


                                       1996                        1995                    1994
                                  -----------------------   -----------------------  -----------------------
                                  Shares    Weighted-Avg.   Shares    Weighted-Avg.  Shares    Weighted-Avg.
                                  (000s)   Exercise Price   (000s)   Exercise Price  (000s)   Exercise Price
                                 --------      ------       -----------------------  -------       ---------
Outstanding at Beginning of Year  11,881       $32.76       10,206       $30.97       7,390        $26.80
Granted                            1,978       $51.43        2,165       $40.25       3,212        $39.99
Canceled or Expired                  (42)      $27.69          (57)      $38.95         (68)       $32.81
Exercised                           (715)      $42.08         (433)      $27.18        (328)       $24.92
                                 -------                    ------                   ------
Outstanding at End of Year        13,102       $35.82       11,881       $32.76      10,206        $30.97
                                 =======       ======       ======       ======      ======        ======
Exercisable at End of Year        10,139       $31.90        8,017       $28.79       7,014        $26.85
                                 =======       ======       ======       ======      ======        ======
Weighted-Average Fair Value
of Options Granted               $ 13.78                    $11.33
                                 =======                    ======


    The following table summarizes information about stock options outstanding at Dec. 27, 1996:



                                            Options Outstanding                        Options Exercisable
                                -----------------------------------------            -----------------------
                                         Weighted-Avg.
                              Number         Remaining      Weighted-Avg.            Number    Weighted-Avg.
Range of Exercise Prices   Outstanding  Contractual Life   Exercise Price       Exercisable   Exercise Price
                                ------               ---           ------            ------           ------
$15 to $20                       2,584               3.1           $17.40             2,584           $17.40
$30 to $39                       5,453               6.5           $35.55             5,453           $35.55
$40 to $52                       5,065               8.5           $45.51             2,102           $40.25
                                ------                                               ------
$15 to $52                      13,102               6.6           $35.82            10,139           $31.90
                                ======               ===           ======            ======           ======


    The fair value of options granted in 1996 and 1995 was estimated as of the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.3% and 6.8% and volatility factors of 22% and 23%. Dividend yields of 2.4% and expected lives of 6 years were used in both years.

    The value of PSAs is contingent on the achievement of performance goals and completion of certain continuing employment requirements over a three-year period. Each PSA earned will equal the fair market value of one share of CSX common stock on the date of payment. At Dec. 27, 1996, there were 728,600 shares reserved for outstanding PSAs. In 1996 and 1995, respectively, 110,600 and 122,200 PSAs were granted to employees. The weighted-average fair value of those shares was $44.44 for 1996 and $32.56 for 1995.

    At Dec. 27, 1996, there were 435,073 SARs outstanding with a weighted-average exercise price of $15.85. In 1996 and 1994, respectively, 69,494 and 56,740 SARs were exercised at weighted-average exercise prices of $15.68 and $15.63; there were no exercises in 1995. There were no grants of SARs in 1996, 1995 or 1994.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

Stock Award Plan

    Under the 1990 Stock Award Plan, all officers and employees of the company are eligible to receive shares of CSX common stock as an incentive award and certain key employees are eligible to receive them as a deferral award. All awards of common stock are issued based on terms and conditions approved by the company's board of directors. At Dec. 27, 1996, there were 1,340,369 shares reserved for issuance under this Plan, of which 513,369 were available for new grants. In 1996 and 1995, respectively, 633,587 shares and 348,278 shares were granted under the Plan. The weighted-average fair value of those shares was $45.63 for 1996 and $35.78 for 1995.

Stock Purchase and Dividend Reinvestment Plans

    The 1991 Employees Stock Purchase and Dividend Reinvestment Plan provides a method and incentive for eligible employees to purchase shares of the company's common stock at market value by payroll deductions. To encourage stock ownership, employees receive a 17.65% matching payment on their contributions in the form of additional stock purchased by the company. Each matching payment of stock is subject to a two-year holding period. Sales of stock prior to the completion of the holding period result in forfeiture of the matching stock purchase. Officers and key employees who qualify for the Stock Purchase and Loan Plan are not eligible to participate in this Plan. At Dec. 27, 1996, there were 706,899 shares of common stock available for purchase under this Plan. Employees purchased 40,985 shares in 1996 and 46,224 shares in 1995 under the plan at weighted-average market prices of $47.39 and $40.31 for 1996 and 1995, respectively.

    The company also maintains the Employees Stock Purchase and Dividend Reinvestment Plan and the Shareholders Dividend Reinvestment Plan, adopted in 1981, under which all employees and shareholders may purchase CSX common stock at the average of daily high and low sale prices for the five trading days ending on the day of purchase. To encourage stock ownership, employees receive a 5% discount on all purchases under this program. At Dec. 27, 1996, there were 5,128,605 shares reserved for issuance under these Plans.

Stock Plan for Directors

    The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors' fees and retainers are paid. A minimum of 40% of the retainer fees must be paid in common stock of the company. In addition, each director may elect to receive up to 100% of the remaining retainer and fees in the form of common stock of the company. The Plan permits each director to elect to transfer stock into a trust that will hold the shares until the participant's death, disability, retirement as a director, other cessation of services as a director, or change in control of the company. At Dec. 27, 1996, there were 959,236 shares of common stock reserved for issuance under this Plan.


NOTE 12. FAIR VALUE OF FINANCIAL INSTRUMENTS.

    Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt and the company's investment in Conrail common stock are the only financial instruments of the company with fair values significantly different from their carrying amounts. At Dec. 27, 1996, the fair value of long-term debt, including current maturities, was $4.56 billion, compared with a carrying amount of $4.43 billion. At Dec. 29, 1995, the fair value of long-term debt, including current maturities, was $2.94 billion, compared with a carrying amount of $2.71 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

    The company's investment in approximately 17.9 million shares of Conrail common stock was acquired at a price of $110 per share, resulting in an aggregate carrying amount of $1.965 billion. At Dec. 27, 1996, the closing market price of Conrail common stock was $100 per share, resulting in an aggregate market value of $1.786 billion. As of Dec. 27, 1996, the terms of the voting trust agreement under which the shares were held prohibited the company from selling any of the Conrail shares without Conrail's written approval prior to the earlier of Dec. 31, 1998, or a regulatory decision by the STB that denies completion of the company's merger with Conrail under the terms contemplated at that date.

    The company had no significant hedging or derivative financial instruments employed at Dec. 27, 1996, or Dec. 29, 1995.

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

                                                  1996      1995    1994
                                                  ----      ----    ----

Service Cost                                      $ 37     $  28    $ 36
Interest Cost on Projected Benefit Obligation       93        91      89
Actual Return on Plan Assets                       (89)     (190)    (10)
Net Amortization and Deferral                       18       117     (45)
Foreign Plans                                        4         4       4
                                                  ----     -----    ----
Pension Expense                                    $63     $  50    $ 74
                                                  ====     =====    ====

    The funded status of the plans and the amounts reflected in the accompanying statement of financial position at year-end are:

                                                                    Assets Exceed Benefits            Benefits Exceed Assets
                                                                      (at Valuation Date)               (at Valuation Date)

                                                                Sept. 30,       Dec. 29,           Sept. 30,       Dec. 29,
                                                                     1996           1995                1996           1995
                                                                ---------       --------           ---------       --------
Assets and Obligations --
   Vested Benefits                                                    $44            $24              $1,161         $1,086
   Non-Vested Benefits                                                  1              1                  59             69
                                                                      ---            ---              ------         ------
Accumulated Benefit Obligation                                         45             25               1,220          1,155
Effect of Anticipated Future Salary Increases                           1              1                 105            122
                                                                      ---            ---              ------         ------
Projected Benefit Obligation                                           46             26               1,325          1,277
Fair Value of Plan Assets                                              63             39               1,047            957
                                                                      ---            ---              ------         ------
Funded Status                                                          17             13                (278)          (320)
Unrecognized Initial Net Obligation (Asset)                            --             (3)                 18             25
Unrecognized Prior Service Cost                                         1              2                  (3)            11
Unrecognized Net Loss                                                   6              4                 257            276
Recognition of Minimum Liability                                       --             --                (176)          (200)
Cash Contributions, Oct. 1 through Year-End                            --              *                   2              *
                                                                      ---            ---              ------         ------
Net Pension Asset (Obligation) at Year-End                            $24            $16              $ (180)       $  (208)
                                                                      ===            ===              ======        =======

* In 1996, the company changed the measurement date for pension assets and liabilities from the end of the fiscal year to Sept. 30. The change in measurement date had no effect on 1996 or prior years' pension expense.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

    Pension expense is determined based upon an actuarial valuation as of the beginning of each year. The following actuarial assumptions were used in determining net pension expense and projected benefit obligations:

                                                                     1996    1995    1994
                                                                     ----    ----    ----
Discount Rate at Valuation Date                                     7.50%   7.50%   8.25%
Estimated Long-Term Rate of Salary Increases at Valuation Date      5.00%   5.00%   5.00%
Expected Long-Term Rate of Return on Assets During the Period       9.50%   9.75%   8.75%


    The aggregate minimum pension liability was reduced by $24 million in 1996, primarily due to the increase in fair value of plan assets.

Savings Plans

    The company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. The company matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employee's contributions or 3% of their annual compensation. In addition, the company contributes fixed amounts for each participating employee covered by certain collective bargaining agreements. Expense associated with these plans was $23 million, $29 million and $31 million for 1996, 1995 and 1994, respectively.

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

    The company's current policy is to fund the cost of the post-retirement medical and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recorded for the combined plans in the company's statement of financial position at Dec. 27, 1996, and Dec. 29, 1995, are as follows:

                                                            Medical                  Life Insurance
                                                      (At Valuation Date)          (At Valuation Date)

                                                     Sept. 30,    Dec. 29,       Sept. 30,    Dec. 29,
                                                          1996        1995            1996        1995
                                                     ---------    --------       ---------    --------
Accumulated Post-Retirement Benefit Obligation:
   Retirees                                               $214        $188             $60         $69
   Fully Eligible Active Participants                       34          30               3           3
   Other Active Participants                                38          45               2           3
                                                          ----        ----             ---         ---
Accumulated Post-Retirement Benefit Obligation             286         263              65          75
Unrecognized Prior Service Cost                             10          17               4           5
Unrecognized Net (Loss) Gain                               (48)       (41)               1         (11)
Claim Payments, Oct. 1 through Year-End                     (6)          *              (1)          *
                                                          ----        ----             ---         ---
Net Post-Retirement Benefit Obligation at Year-End        $242        $239             $69         $69
                                                          ====        ====             ===         ===

* In 1996, the company changed the measurement date for valuing its post-retirement benefit obligation to Sept. 30. The change in measurement date had no effect on 1996 or prior years' net expense for post-retirement benefits.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

    Net expense for post-retirement benefits was $30 million, $27 million and $29 million for 1996, 1995 and 1994, respectively. The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for medical plans was 10% for 1996-1997, decreasing gradually to 5.5% by 2005 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation for medical plans as of Dec. 27, 1996, by $21 million and net post-retirement benefit expense for 1996 by $3 million. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% for 1996 and 1995, and 8.25% for 1994.

Other Plans

    Under collective bargaining agreements, the company participates in a number of union-sponsored, multiemployer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multiemployer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $224 million, $239 million and $209 million, respectively, were made to these plans in 1996, 1995 and 1994.

NOTE 14. COMMITMENTS AND CONTINGENCIES.

Lease Commitments

    The company leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include options to purchase at fair value and to extend the terms. At Dec. 27, 1996, minimum building and equipment rentals under non-cancelable operating leases totaled approximately $418 million for 1997, $390 million for 1998, $337 million for 1999, $286 million for 2000, $272 million for 2001 and $2.2 billion thereafter.

    Rent expense on operating leases, including net daily rental charges on railroad operating equipment of $245 million, $257 million and $258 million in 1996, 1995 and 1994, respectively, amounted to $1.2 billion in 1996 and 1995, and $1.1 billion in 1994.

Purchase Commitments

    CSXT entered into agreements during 1993 and 1996 to purchase 380 locomotives. These large orders cover normal locomotive replacement needs for 1994 through 1997 and introduced alternating current traction technology to the locomotive fleet. CSXT has taken delivery of 50 direct current and 255 alternating-current locomotives through Dec. 27, 1996. The remaining 75 alternating-current units will be delivered in 1997.

    During 1994 and 1995, Sea-Land entered into agreements for the construction of nine high-performance, fuel-efficient container vessels. Estimated capital expenditures for these vessels total $525 million, of which $312 million has been expended through Dec. 27, 1996, with the remaining $213 million expected to be incurred over the next two years. Five of the vessels have been delivered through Dec. 27, 1996.

Other Commitments

     During  1995,   CSXT   entered   into  an   agreement   with  a  major
telecommunications vendor to supply and manage its telecommunications needs through May 2005. As discussed in Note 3 - Restructuring Charge, the agreement was amended in 1996 to significantly reduce the service period, increase contractual payment amounts over the revised service period, and relieve the vendor of obligations to replace certain telecommunications technology. The amended agreement provides for a revised termination date of June 30, 1998, and requires minimum payments totaling $56 million over the remaining service period.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

Contingent Liabilities

    The company and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to leased equipment, joint ventures and joint facilities. These contingent obligations were immaterial to the company's results of operations and financial position at Dec. 27, 1996.

    The company has been advised that activities of a subsidiary that administered student loans and that was sold by the company in 1992 are under review to determine whether, and to what extent, damages should be asserted against the company for government insurance payments on uncollected loans related to alleged processing deficiencies or errors that may have occurred prior to the time the subsidiary was sold. The company believes it has no material liability for any claim that might be asserted, but the final outcome of the review and the amount of potential damages are not yet reasonably estimable. Based upon information currently available to the company, it is believed any adverse outcome will not be material to the company's results of operations or financial position.

    Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, $25 million limit above $25 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

    CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 105 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its predecessor railroads, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

    CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 270 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, at which it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

    At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

    Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at Dec. 27, 1996, and Dec. 29, 1995, were $117 million and $137 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the Dec. 27, 1996, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 15. SUMMARIZED FINANCIAL DATA - SEA-LAND SERVICE INC.

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

Summary of Operations:                     1996   1995(b)   1994(b)
                                         ------   -------   -------

Operating Revenue                        $4,051    $4,008    $3,492

Operating Expense-- Public                3,648     3,755     3,279
                 -- Affiliated (a)          122       107        57
                                         ------    -------   ------

Operating Income                         $  281    $  146    $  156
                                         ======    ======    ======

Net Earnings                             $   84    $   86    $   73
                                         ======    ======    ======


                                            Dec. 27,       Dec. 29,
Summary of Financial Position:                  1996           1995
                                            --------       --------

Current Assets  -- Public                    $   747       $   713
                -- Affiliated (a)                  1             2

Other Assets    -- Public                      1,829         1,674
                -- Affiliated (a)                 14            --

Current Liabilities -- Public                    725           684
                    -- Affiliated (a)            115            48

Other Liabilities -- Public                      756           718
                  -- Affiliated (a)              347           200

Equity                                           648           739
                                             ========       =======


(a)  Amounts represent activity with CSX affiliated companies.

(b) Beginning in 1996, Sea-Land assumed primary responsibility for direct purchase of transportation from non-affiliated rail carriers. These services were previously purchased through a CSX-affiliated company. Operating expense for 1995 and 1994 has been restated to report this activity as public expense.


    SL Alaska Trade Company (SLATCO) is a special purpose, unconsolidated subsidiary of Sea-Land with trust-related assets of $117 million securing $106 million of debt maturing on Oct. 1, 2005. The assets of SLATCO are not available to creditors of Sea-Land or its subsidiaries, nor are the SLATCO notes guaranteed by Sea-Land or any of its subsidiaries.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 16. BUSINESS SEGMENTS.

                                    Operating Revenue                    Operating Income
                                   Fiscal Years Ended                   Fiscal Years Ended             Identifiable Assets
                            --------------------------------     -------------------------------      ---------------------

                            Dec. 27,    Dec. 29,    Dec. 30,     Dec. 27,   Dec. 29,    Dec. 30,      Dec. 27,     Dec. 29,
                                1996        1995        1994         1996       1995        1994          1996         1995
                            --------    --------    --------     --------   ---------   --------      --------     ---------
Transportation               $10,536     $10,304      $9,409       $1,522     $1,126      $1,182       $16,071      $13,304
                             =======     =======      ======       ======     ======      ======       =======      =======
Non-Transportation Segment   $   220     $   200      $  199           43         46          50       $   894      $   978
                             =======     =======      ======                                           =======      =======
Other (Net)                                                            --         72          55
                                                                   ------     ------      ------
   Total Other Income                                                  43        118         105

Interest Expense                                                      249        270         281
                                                                   ------     ------      ------
Earnings Before Income Taxes                                       $1,316    $   974      $1,006
                                                                   ======    =======      ======

    The principal components of the business segments are:

Transportation - Rail, container-shipping, barge, intermodal and contract logistics operations. The container-shipping operation reported revenue of $4.1 billion for 1996, $4.0 billion for 1995 and $3.5 billion for 1994. Approximate revenue allocation by port of origin for 1996, 1995 and 1994 was: North America -- 43%; Asia -- 32%; Europe -- 17%; and Other -- 8%. Foreign business activities outside the container-shipping operation do not contribute materially to the company's financial results.

Non-Transportation - Real estate sales and rentals, resort management and resort operations.

NOTE 17. QUARTERLY DATA (Unaudited).

                                                         1996
                                         -----------------------------------

                                           1st     2nd(a)     3rd      4th
                                         ------    ------    ------   ------

Operating Revenue                        $2,514    $2,672    $2,647   $2,703
                                         ======    ======    ======   ======
Operating Income                         $  296    $  408    $  392   $  426
                                         ======    ======    ======   ======
Net Earnings                             $  146    $  234    $  222   $  253
                                         ======    ======    ======   ======
Earnings Per Share                       $  .69    $ 1.11    $ 1.04   $ 1.17
                                         ======    ======    ======   ======

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (All Tables in Millions of Dollars, Except Per Share Amounts)

                                                      1995
                                     ------------------------------------
                                      1st      2nd(c)      3rd     4th(d)
                                     ------    ------    ------    ------

Operating Revenue                    $2,444    $2,549    $2,601    $2,710
                                     ======    ======    ======    ======
Operating Income                     $  276    $   84    $  369    $  397
                                     ======    ======    ======    ======
Net Earnings                         $  121    $   19    $  202    $  276
                                     ======    ======    ======    ======
Earnings Per Share(b)                $  .58    $  .09    $  .96    $ 1.31
                                     ======    ======    ======    ======

(a) In the second quarter of 1996, the company changed its earnings presentation to exclude non-transportation activities from operating revenue and expense. These activities, principally real estate and resort operations, are now included in other income in the consolidated statement of earnings. Amounts for prior quarters have been restated to conform to the new presentation.

(b) Earnings per share amounts for 1995 have been restated to reflect the 2-for-1 stock split distributed to shareholders in December 1995.

(c) The company recorded a $257 million pretax restructuring charge in the second quarter of 1995 to recognize the estimated costs of initiatives at its rail and container-shipping units to revise, restructure and consolidate specific operations and administrative functions. The charge included a write-down of technologically obsolete telecommunications assets and provisions for employee separations and exit obligations. The restructuring charge reduced net earnings by $160 million, 76 cents per share.

(d) In December 1995, the company recognized a net investment gain of $77 million on the issuance of an equity interest in a Sea-Land terminal and related operations in Asia and the write-down of various investments. The equity interest portion of the transaction resulted in proceeds of $105 million, a pretax gain of $93 million, and increased net earnings by $61 million, 29 cents per share.


               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of CSX Corporation

    We have audited the accompanying consolidated statements of financial position of CSX Corporation and subsidiaries as of December 27, 1996 and December 29, 1995, and the related consolidated statements of earnings, cash flows, and changes in shareholders' equity for each of the three fiscal years in the period ended December 27, 1996. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above (appearing on pages 19-42) present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 27, 1996 and December 29, 1995, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 27, 1996, in conformity with generally accepted accounting principles.


                                         /s/ ERNST & YOUNG LLP
                                         ---------------------
                                         Ernst & Young LLP

Richmond,  Virginia
January 31, 1997, except for Note 2,
as to which the date is March 7, 1997

                   BOARD OF DIRECTORS AND CORPORATE OFFICERS

                               BOARD OF DIRECTORS

                            Elizabeth E. Bailey(b,d)
            John C. Hower Professor of Public Policy and Management
       The Wharton School, University of Pennsylvania, Philadelphia, Pa.

                           Robert L. Burrus Jr.(d,e)
                              Partner and Chairman
                 McGuire, Woods, Battle & Boothe, Richmond, Va.

                             Bruce C. Gottwald(d,e)
                                Chairman and CEO
                        Ethyl Corporation, Richmond, Va.

                               John R. Hall(b,c)
                            Retired Chairman and CEO
                           Ashland Inc., Ashland, Ky.

                             Robert D. Kunisch(a,c)
                          Chairman, President and CEO
                       PHH Corporation, Hunt Valley, Md.

                            Hugh L. McColl Jr.(b,d)
                                      CEO
                       NationsBank Corp., Charlotte, N.C.

                            James W. McGlothlin(a,e)
                                Chairman and CEO
                        The United Company, Bristol, Va.

                          Southwood J. Morcott(a,b,d)
                                Chairman and CEO
                         Dana Corporation, Toledo, Ohio

                             Charles E. Rice(a,b,c)
                                Chairman and CEO
                     Barnett Banks Inc., Jacksonville, Fla.

                           William C. Richardson(c,e)
                               President and CEO
                  W.K. Kellogg Foundation, Battle Creek, Mich.

                            Frank S. Royal, M.D.(c)
               Physician and Health Care Authority, Richmond, Va.

                                John W. Snow(a)
                          Chairman, President and CEO
                         CSX Corporation, Richmond, Va.

                         Key to committees of the board
a - Executive     b - Audit   c - Compensation     d - Pension
e - Organization & Corporate Responsibility

                             CSX CORPORATE OFFICERS

John W. Snow, 57* Chairman, President and CEO, elected February 1991

Mark G. Aron, 54* Executive Vice President-Law and Public Affairs, elected April 1995(1)

Paul R. Goodwin, 54* Executive Vice President-Finance and Chief Financial Officer, elected April 1995(2)

Arnold I. Havens, 49 Vice President-Federal Affairs, elected February 1997

Thomas E. Hoppin, 55 Vice President-Corporate Communications, elected July 1986

Richard H. Klem, 52* Vice President-Corporate Strategy, elected May 1992(3)

William F. Miller, 54 Vice President-Audit and Advisory Services, elected September 1996

Jesse R. Mohorovic, 54* Vice President-Executive Department, elected February 1995(4)

James P. Peter, 46 Vice President-Taxes, elected June 1993

Woodruff M. Price, 61 Vice President-Public Policy, elected February 1997

James L. Ross, 58* Vice President and Controller, elected May 1996(5)

Alan A. Rudnick, 49 Vice President-General Counsel and Corporate Secretary, elected June 1991

Michael J. Ruehling, 49 Vice President-State Relations, elected January 1995

James A. Searle Jr., 50 Vice President-Administration, elected April 1996

Peter J. Shudtz, 48 General Counsel, elected September 1991

William H. Sparrow, 53* Vice President-Financial Planning, elected February 1996(6)

Gregory R. Weber,  51* Vice President and Treasurer, elected May 1996(7)

                                 UNIT OFFICERS


                             CSX TRANSPORTATION INC.

Alvin R. (Pete) Carpenter, 55* President and CEO, since January 1992

John Q. Anderson, 45* Executive Vice President-Sales & Marketing, since May 1996(8)

Donald D. Davis, 57* Senior Vice President-Employee Relations, since November
1990

Gerald L. Nichols, 61* Executive Vice President and COO, since February 1995(9) Michael J. Ward, 46* Executive Vice President-Finance and CFO, since June 1996(10)

                             SEA-LAND SERVICE INC.

John P. Clancey, 52* President and CEO, since August 1991

Andrew B. Fogarty, 51* Senior Vice President-Finance and Planning, since June 1996(11)

Robert J. Grassi, 50* Senior Vice President-Atlantic, AME Services, since June 1996(12)

Richard E. Murphy, 52* Senior Vice President-Corporate Marketing, since June 1996(13)

Charles G. Raymond, 53* Senior Vice President and Chief Transportation Officer, since May 1995(14)

                              CSX INTERMODAL INC.
   Ronald T. Sorrow, 50* Chairman, President and CEO, since January 1997(15)

                         AMERICAN COMMERCIAL LINES INC.
          Michael C. Hagan, 50* President and CEO, since May 1992(16)

                         CUSTOMIZED TRANSPORTATION INC.
           David G. Kulik, 48 President and CEO, since December 1994

                                 THE GREENBRIER
    Ted J. Kleisner, 52 President and Managing Director, since January 1989


                           YUKON PACIFIC CORPORATION
          Jeff B. Lowenfels, 48 President and CEO, since February 1995

 * Executive officers of the corporation. Executive officers of CSX Corporation are elected by the CSX board of directors and hold office until the next annual election of officers. Officers of CSX business units are elected annually by the respective boards of directors of the business units. There are no family relationships or any arrangement or understanding between any officer an any other person pursuant to which such officer was selected. All of the executive officers listed have held their current positions for at least 5 years except as noted below:

1) Prior to April 1995, Mr. Aron served as Sr. VP-Law and Public Affairs.

2) Prior to April 1995, Mr. Goodwin served as an officer of CSXT as Exec. VP-Finance and Administration from February 1995 to April 1995; as Sr.
   VP-Finance from April 1992 to February 1995; and prior thereto as Sr. VP-Finance.

3) Prior to May 1992, Mr. Klem served as VP-Economic Analysis and Corporate Strategy.

4) Prior to February 1995, Mr. Mohorovic served as VP-Corporate Communications, CSXT, from April 1994 to February 1995, and prior thereto as VP-Corporate Communications, Sea-Land.

5) Prior to May 1996, Mr. Ross served as CSX VP-Special Projects from October 1995 to May 1996, and prior thereto as a Partner with Ernst & Young, LLP.

6) Prior to February 1996, Mr. Sparrow served as VP-Capital Planning and Budgeting from May 1994 to February 1996 and prior thereto as VP and Treasurer.

7) Prior to May 1996, Mr. Weber served as VP, Controller and Treasurer, from May 1994 to May 1996, and prior thereto as VP and Controller.

8) Prior to May 1996, Mr. Anderson served as Sr. VP for Burlington Northern Santa Fe Railway from 1995 to May 1996 and prior thereto as Executive VP of Burlington Northern Railroad.

9) Prior to February 1995, Mr. Nichols served as Sr. VP-Administration of CSXT.

10) Prior to June 1996, Mr. Ward served as an officer of CSXT as Sr. VP-Finance from April 1995 to June 1996; General Manager-C&O Business Unit from 1994 to April 1995; and prior thereto as VP-Coal.

11) Prior to June 1996, Mr. Fogarty served as CSX VP-Audit and Advisory Services from March 1995 to June 1996, and prior thereto as CSX VP-Executive Department.

12) Prior to June 1996, Mr. Grassi served as Sea-Land Sr. VP-Finance and
    Planning.

13) Prior to June 1996, Mr. Murphy served as Sea-Land VP-Atlantic and AME from 1995 to June 1996; Sr. VP-Pacific Services from 1993 to 1995; and prior thereto as VP-Pacific Services.

14) Prior to May 1995, Mr. Raymond served as Sea-Land Sr. VP-Operations and Inland Transportation.

15) Prior to January 1997, Mr. Sorrow served as CSXI President and CEO from January 1996 to January 1997 and prior thereto as VP-Sales and Marketing of CSXI.

16) Prior to  May 1992, Mr. Hagan served as President and COO of ACL.

                             CORPORATE INFORMATION

Headquarters
One James Center
901 East Cary Street
Richmond, VA 23219-4031
(804) 782-1400
(http://www.csx.com)

Market Information

    CSX's common stock is listed on the New York, London and Swiss stock exchanges and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is "CSX."

Description of Common and Preferred Stocks

    A total of 300 million shares of common stock is authorized, of which 216,885,140 shares were outstanding as of Dec. 27, 1996. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights.

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

               Closing Price of Common Stock at Fiscal Year-End
                                  (Dollars)

                                   [GRAPH]

                    '92      '93      '94      '95      '96
                   $34.38   $40.94   $34.82   $45.63   $42.88



Common Stock Price Range and Dividends Per Share

Fiscal Year                           1996
                     ---------------------------------------

Quarter                 1st        2nd        3rd        4th
                     ---------------------------------------
Market Price
   High              $48.50     $53.13     $53.00     $52.38
   Low               $42.25     $44.13     $42.25     $42.50
Dividends Per Share  $  .26     $  .26     $  .26     $  .26
                     =======================================


Fiscal Year                           1995
                     ---------------------------------------
Quarter                 1st        2nd        3rd        4th
Market Price         ---------------------------------------
   High              $39.88     $41.00     $44.63     $46.13
   Low               $34.63     $36.00     $37.44     $39.06
Dividends Per Share  $  .22     $  .22     $  .22     $  .26
                     =======================================


Fiscal Year                           1994
                      --------------------------------------
Quarter                 1st        2nd        3rd        4th
Market Price          --------------------------------------
   High              $46.19     $41.63     $39.57     $37.25
   Low               $39.94     $35.50     $33.00     $31.57
Dividends Per Share  $  .22     $  .22     $  .22     $  .22
                     =======================================


Fiscal Year                           1993
                     ---------------------------------------
Quarter                 1st        2nd        3rd        4th
Market Price         ---------------------------------------
   High              $39.98     $39.07     $40.13     $44.07
   Low               $33.57     $33.19     $33.94     $37.44
Dividends Per Share  $  .19     $  .19     $  .19     $  .22
                     =======================================


Fiscal Year                           1992
                      --------------------------------------
Quarter                 1st        2nd        3rd        4th
Market Price          --------------------------------------
   High              $31.00     $33.75     $33.88     $36.82
   Low               $27.44     $27.75     $28.32     $27.25
Dividends Per Share  $  .19     $  .19     $  .19     $  .19
                     =======================================

(All data adjusted for 2-for-1 split of common stock effective Dec. 21, 1995.)


Common Stock Shares Outstanding, Number of Registered Shareholders

                                                 1996              1995             1994              1993             1992
                                               -------           -------          -------           -------          -------
Number of shareholders:                         55,176            55,528           57,355            59,714           62,820
                                               =======           =======          =======           =======          =======

Shares Outstanding as of Jan. 24, 1997: 216,898,817
Common Stock Shareholders as of Jan. 24, 1997: 55,074

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

Shareholder Relations
Anne B. Taylor
Administrator-Shareholder
   Services
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1465

Corporate Communications
Elisabeth Gabrynowicz
Director-Corporate
   Communications
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-6775

Investor Relations
Joseph C. Wilkinson
Director-Investor Relations
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1553

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

Dividend Reinvestment
    CSX provides dividend reinvestment and stock purchase plans for shareholders of record and employees as a convenient method of acquiring additional CSX shares by reinvestment of dividends or by optional cash payments, or both.
    The Shareholders Dividend Reinvestment Plan permits automatic reinvestment of common stock dividends without payment of any brokerage commission or service charge. In fact, under the plan, you may elect to continue receiving dividend payments while making cash payments of up to $1,500 per month for investment in additional CSX shares without any fee.
    For a prospectus or other information on the plan, write or call the Harris Trust Dividend Reinvestment Department at the address or telephone number shown above.

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of March 1997.

                                   CSX Corporation

                                   By: /s/ JAMES L. ROSS
                                       -------------------------------------
                                       James L. Ross
                                       Vice President and Controller

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures               Title

John W. Snow             Chairman of the Board, President,
                         Chief Executive Officer and Director
                         (Principal Executive Officer)*

Paul R. Goodwin          Executive Vice President-Finance
                         (Principal Financial Officer)*

Elizabeth E. Bailey      Director*

Robert L. Burrus Jr.     Director*

Bruce C. Gottwald        Director*

John R. Hall             Director*

Robert D. Kunisch        Director*

Hugh L. McColl Jr.       Director*

James W. McGlothlin      Director*

Southwood J. Morcott     Director*

Charles E. Rice          Director*

William C. Richardson    Director*

Frank S. Royal, M.D.     Director*

/s/ PETER J. SHUDTZ
-----------------------------------
* Peter J. Shudtz, Attorney-in-Fact
  March 14, 1997

                                CSX CORPORATION
                           Statement of Differences

1. The printed Annual Report and Form 10-K contains numerous graphs and photographs not incorporated into the electronic Form 10-K.

2. The 10-K cover sheet and index, presented on pages 43 and 44 of the printed document, have been repositioned to the front of the electronic document.

                              Index to Exhibits

Description

  (3.1) Articles of Incorporation (incorporated by reference as Exhibit 3 to Form 10-K dated Feb. 15, 1991)

  (3.2)  Bylaws

 (10.1)  CSX Stock Plan for Directors*

 (10.2)  Special Retirement Plan for CSX Directors*

 (10.3)  Corporate Director Deferred Compensation Plan*

 (10.4) CSX Directors' Charitable Gift Plan* (incorporated by reference to Exhibit 10.4 to Form 10-K dated March 4, 1994)

 (10.5)  CSX Directors' Matching Gift Plan*

 (10.6)  Form of Agreement with J.W. Snow, A.R. Carpenter,
         J.P. Clancey, P.R. Goodwin and G.L. Nichols*
         (incorporated by reference to Exhibit 10.6 to Form 10-K dated March 3, 1995)

 (10.7)  Form of Amendment to Agreement with A.R. Carpenter,
         P.R. Goodwin and G.L. Nichols*

 (10.8)  Form of Amendment to Agreement with J.P. Clancey*

 (10.9) Form of Retention Agreement with A.R. Carpenter and J.P. Clancey* (incorporated by reference to Exhibit 10.3 to Form 10-K dated Feb. 28, 1992)

(10.10) Agreement with J.W. Snow* (incorporated by reference to Exhibit 10.9 to Form 10-K dated March 4, 1994)

(10.11)  Amendment to Agreement with J.W. Snow*

(10.12)  Agreement with J.W. Snow*

(10.13)  Loan Agreement with A.R. Carpenter*
         (incorporated by reference to Exhibit 10.9 to Form 10-K dated March 1, 1996)

(10.14)  Stock Purchase and Loan Plan* (incorporated by reference to
         Exhibit 99 to Form S-8 dated July 31, 1996)

(10.15)  1987 Long-Term Performance Stock Plan*

(10.16) 1985 Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies*

(10.17)  Supplementary Savings Plan and Incentive Award
         Deferral Plan for Eligible Executives of CSX
         Corporation and Affiliated Companies*

(10.18)  Special Retirement Plan of CSX Corporation and
         Affiliated Companies*

(10.19) Supplemental Retirement Plan of CSX Corporation and Affiliated Companies*

(10.20) 1994 Senior Management Incentive Compensation Plan* (incorporated by reference to Exhibit 10.16 to Form 10-K dated March 3, 1995)

   (21)  Subsidiaries of the Registrant

   (23)  Consent of Independent Auditors

   (27)  Financial Data Schedule -- Schedule II

 *  Management Contract or Compensatory Plan or Arrangement.