Form 10-Q
period 1997-03-28
CSX CORP
filed 1997-04-24
CIK 277948

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended March 28, 1997

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 28, 1997: 217,662,928 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 28, 1997
                                      INDEX




                                                            Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.       Consolidated Statement of Earnings-
           Quarters Ended March 28, 1997 and March 29, 1996       3

2.       Consolidated Statement of Cash Flows-
           Quarters Ended March 28, 1997 and March 29, 1996       4

3.       Consolidated Statement of Financial Position-
           At March 28, 1997 and December 27, 1996                5

Notes to Consolidated Financial Statements                        6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                               10


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                        17

Signature                                                        17

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)


                                                             (Unaudited)
                                                            Quarters Ended
                                                       -------------------------
                                                         March 28,     March 29,
                                                           1997          1996
                                                       ----------     ----------

Operating Revenue                                      $   2,567      $   2,514

Operating Expense                                          2,243          2,218
                                                       ---------      ---------

Operating Income                                             324            296
Other Income (Expense)                                        (7)           (12)
Interest Expense                                              84             60
                                                       ---------      ---------

Earnings before Income Taxes                                 233            224
Income Tax Expense                                            82             78
                                                       ---------      ---------

Net Earnings                                           $     151      $     146
                                                       =========      =========

Earnings Per Share                                     $     .70      $     .69
                                                       =========      =========

Average Common Shares Outstanding (Thousands)            217,227        210,964
                                                       =========      =========

Common Shares Outstanding (Thousands)                    217,663        211,512
                                                       =========      =========

Cash Dividends Paid Per Common Share                   $     .26      $     .26
                                                       =========      =========



See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                               (Unaudited)
                                                              Quarters Ended
                                                          ----------------------
                                                           March 28,   March 29,
                                                              1997        1996
                                                           ---------    --------
OPERATING ACTIVITIES
  Net Earnings                                               $ 151        $ 146
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided
      Depreciation                                             159          156
      Deferred Income Taxes                                     17           14
      Productivity/Restructuring Charge Payments               (15)         (23)
      Other Operating Activities                                14          (52)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                    (23)         (20)
        Other Current Assets                                    (3)         (38)
        Accounts Payable                                       (89)         (58)
        Other Current Liabilities                              (14)        (156)
                                                             -----        -----

        Net Cash Provided (Used) by Operating
          Activities                                           197          (31)
                                                             -----        -----

INVESTING ACTIVITIES
  Property Additions                                          (189)        (338)
  Proceeds from Property Dispositions                            3           24
  Short-Term Investments - Net                                  41          (44)
  Purchases of Long-Term Marketable Securities                 (18)          --
  Proceeds from Sales of Long-Term Marketable
    Securities                                                   8           89
  Other Investing Activities                                   (25)          12
                                                             -----        -----

        Net Cash Used by Investing Activities                 (180)        (257)
                                                             -----        -----

FINANCING ACTIVITIES
  Short-Term Debt - Net                                        (48)         284
  Long-Term Debt Issued                                          5           57
  Long-Term Debt Repaid                                        (51)        (120)
  Dividends Paid                                               (57)         (55)
  Other Financing Activities                                     3            3
                                                             -----        -----

        Net Cash Provided (Used) by Financing                 (148)         169
Activities
                                                             -----        -----

  Net Decrease  in Cash and Cash Equivalents                  (131)        (119)

CASH, CASH EQUIVALENTS AND SHORT-
  TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of                    368          320
Period
                                                             -----        -----

  Cash and Cash Equivalents at End of Period                   237          201
    Short-Term Investments at End of Period                    273          380
                                                             -----        -----

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                             $ 510        $ 581
                                                             =====        =====

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                (Unaudited)
                                                   March       December
                                                     28,          27,
                                                   1997        1996
                                                 ---------    --------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term
      Investments                                       $    510       $    682
    Accounts Receivable                                      924            894
    Materials and Supplies                                   243            229
    Deferred Income Taxes                                    145            139
    Other Current Assets                                     119            128
                                                        --------       --------

        Total Current Assets                               1,941          2,072

  Properties-Net                                          11,924         11,906
  Investment in Conrail                                    1,955          1,965
  Affiliates and Other Companies                             362            345
  Other Long-Term Assets                                     706            677
                                                        --------       --------

        Total Assets                                    $ 16,888       $ 16,965
                                                        ========       ========

LIABILITIES
  Current Liabilities
    Accounts Payable                                    $  1,053       $  1,189
    Labor and Fringe Benefits Payable                        444            499
    Casualty, Environmental and Other Reserves               298            306
    Current Maturities of Long-Term Debt                     143            101
    Short-Term Debt                                          287            335
    Other Current Liabilities                                346            327
                                                        --------       --------

        Total Current Liabilities                          2,571          2,757

  Casualty, Environmental and Other Reserves                 716            715
  Long-Term Debt                                           4,243          4,331
  Deferred Income Taxes                                    2,743          2,720
  Other Long-Term Liabilities                              1,488          1,447
                                                        --------       --------

        Total Liabilities                                 11,761         11,970
                                                        --------       --------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                 218            217
  Other Capital                                            1,470          1,433
  Retained Earnings                                        3,546          3,452
  Minimum Pension Liability                                 (107)          (107)
                                                        --------       --------

        Total Shareholders' Equity                         5,127          4,995
                                                        --------       --------

        Total Liabilities and Shareholders'
          Equity                                        $ 16,888       $ 16,965
                                                        ========       ========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited) (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position as of March 28, 1997 and December 27, 1996, the results of its operations and its cash flows for the quarters ended March 28, 1997 and March 29, 1996, such adjustments being of a normal recurring nature.

      Earnings per share are based on the weighted average of common shares outstanding for the quarters ended March 28, 1997 and March 29, 1996. Dilution for these periods, which could result if all outstanding common stock equivalents were exercised, is not significant.

      While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

      Beginning with the quarter ended June 28, 1996, the company changed its earnings presentation to exclude non-transportation activities from operating revenue and expense. These activities, principally real estate and resort operations, are now included in "Other Income (Expense)." Prior-year data have been reclassified to conform to the new presentation.


NOTE 2.  FISCAL REPORTING PERIODS

      The  company's  fiscal  year is  composed  of 52 weeks  ending on the last
Friday in December. The financial statements presented are for the 13-week quarters ended March 28, 1997 and March 29, 1996, and the fiscal year ended December 27, 1996.


NOTE 3.  ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board (FASB) has issued Statement No. 128 "Earnings per Share," which establishes new guidelines for the calculation of and disclosures regarding earnings per share. The company will adopt the provisions of Statement No. 128 during the fourth quarter of 1997 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the quarters ended March 28, 1997 and March 29, 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

     The FASB also issued Statement No. 129 "Disclosure of Information About Capital Structure," which the company will adopt during the fourth quarter of 1997. The company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.


NOTE 4.  JOINT ACQUISITION OF CONRAIL, INC.

     At March 28, 1997, the company held shares equivalent to approximately 19.9% of the aggregate outstanding common and ESOP Preferred stock (the Conrail shares) of Conrail, Inc. (Conrail). The shares were acquired in November 1996 pursuant to a merger agreement entered into by the two companies in October 1996 and subsequent tender offer. The merger agreement was subsequently modified, including an amendment on March 7, 1997 to increase the price to be paid for the remaining outstanding Conrail shares to $115 cash per share and to permit the company to negotiate with Norfolk Southern Corporation (Norfolk Southern) on a division of the Conrail rail system. On April 8, 1997, the company and Norfolk Southern announced an agreement to form a

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)

jointly-owned entity to acquire all outstanding Conrail shares for $115 cash per share. The agreement provides for the company to contribute $4.3 billion for its 42% share of the acquisition and for Norfolk Southern to contribute $5.9 billion for its 58% share, including the investments already held by each company. The jointly-owned entity is expected to complete its tender offer for the remaining Conrail shares in May 1997 and to place all Conrail shares in a voting trust pending approval of the proposed transaction by the Surface Transportation Board
(STB). The joint STB application is expected to be filed shortly after acquisition of the remaining Conrail shares is completed.

      At March 28, 1997, the company has accounted for its 19.9% investment in Conrail using the cost method. Upon acquiring its additional interest in Conrail through the jointly-owned entity and until STB approval and release of the Conrail shares from the voting trust, the company will account for the investment using the equity method.

      During the quarter ended March 28, 1997, the company incurred net costs before income taxes of $24 million with respect to its investment in Conrail shares. These net costs, principally interest on debt issued to acquire the investment less dividends received on the shares, reduced net earnings by $16 million, 7 cents per share.


NOTE 5.  ACCOUNTS RECEIVABLE

      The company has sold, directly and through Trade Receivables Participation Certificates (Certificates), ownership interests in designated pools of accounts receivable originated by CSX Transportation, Inc. (CSXT), its rail unit.

      During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. At March 28, 1997 and December 27, 1996, the Certificates were collateralized by $249 million and $248 million, respectively, of accounts receivable held in the master trust.

      In addition, the company has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in September 1998.

      The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At March 28, 1997 and December 27, 1996, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net costs associated with sales of Certificates and receivables were $7 million for each of the quarters ended March 28, 1997 and March 29, 1996.

     The company adopted FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" during the first quarter of 1997. Adoption of the pronouncement, which established new guidelines for accounting and disclosure related to transfers of trade accounts receivable and other financial assets, did not have a material impact on the company's financial statements.

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  OPERATING EXPENSE

                                                          Quarters Ended
                                                       ---------------------
                                                       March 28,    March 29,
                                                          1997         1996
                                                       ---------    --------
     Labor and Fringe Benefits                          $  795       $  794
     Materials, Supplies and Other                         614          618
     Building and Equipment Rent                           284          289
     Inland Transportation                                 237          229
     Depreciation                                          156          153
     Fuel                                                  157          135
                                                        ------       ------

         Total                                          $2,243       $2,218
                                                        ======       ======


NOTE 7.  OTHER INCOME (EXPENSE)

                                                            Quarters Ended
                                                        ---------------------
                                                         March 28,   March 29,
                                                           1997        1996
                                                        ---------    --------
     Interest Income                                      $  12      $  12
     Income from Real Estate and Resort                      (7)        (8)
     Operations(1)
     Net Costs for Accounts Receivable Sold                  (7)        (7)
     Minority Interest                                      (10)        (8)
     Net Loss on Investment Transactions                     --         (2)
     Equity Earnings of Other Affiliates                      1          2
     Income from Investment in Conrail - Net                  5         --
     Miscellaneous                                           (1)        (1)
                                                          -----      -----

         Total                                            $  (7)     $ (12)
                                                          =====      =====

 (1) Gross revenue from real estate and resort operations was $17 million and $13 million for the quarters ended March 28, 1997 and March 29, 1996, respectively.


NOTE 8.  COMMITMENTS AND CONTINGENCIES

      Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, $25 million limit above $100 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

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

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)

      CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 111 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

      CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 271 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, at which it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

      Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 28, 1997, and December 27, 1996, were $115 million and $117 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 28, 1997 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On April 8, 1997, the company and Norfolk Southern entered into an agreement providing for the joint acquisition and division of Conrail. This landmark agreement is outlined in more detail under "Joint CSX/Norfolk Southern Acquisition of Conrail" in this section.

RESULTS OF OPERATIONS

      The company reported net earnings for the quarter ended March 28, 1997, of $151 million, 70 cents per share, versus net earnings of $146 million, 69 cents per share, for the same period in 1996. Net earnings for the quarter rose 3% over the 1996 first quarter results.

      Excluding net costs of $24 million pretax and $16 million after tax relating to CSX's 19.9% investment in Conrail, earnings would have been $167 million, 77 cents per share, for the 1997 quarter. These costs were principally interest on debt issued to acquire the investment, less dividends received on the Conrail stock.

      Operating revenue for the first quarter of 1997 rose to $2.6 billion, vs. $2.5 billion in the 1996 period. Operating expense of $2.2 billion remained level with the prior-year quarter. Operating income was $324 million, 9% higher than 1996's first quarter.

RAIL UNIT RESULTS

      The company's rail unit achieved record quarterly operating income of $282 million, 19% above last year's first quarter, and 15% above the prior first-quarter record set in 1995. Total rail operating revenue of $1.25 billion exceeded 1996's weather-affected first-quarter results by $52 million.

      Shipments of coal, the unit's largest commodity, rose 9% to 41.5 million tons, reflecting higher utility coal traffic. Coal revenue increased 5% over 1996. Total merchandise traffic rose 4%, due to strong demand overall. Major contributors to the increase included: autos and parts (up 14%); minerals (up 11%); metals (up 9%) and chemicals (up 6%).

      Rail operating expense for the quarter increased 1% to $965 million.


                                         RAIL OPERATING INCOME
                                         (Millions of Dollars)
                                    ---------------------------------
                                        Quarters Ended
                                    -----------------------
                                        March 28,     March 29,    Percent
                                          1997          1996       Change
                                       ----------    ----------   ---------
     Operating Revenue
       Merchandise                       $  826         $  789         5 %
       Coal                                 389            370         5 %
       Other                                 32             36       (11)%
                                         ------         ------

         Total                            1,247          1,195         4 %

     Operating Expense                      965            959         1 %
                                         ------         ------

     Operating Income                    $  282         $  236        19 %
                                         ======         ======

     Operating Ratio                       77.4%          80.3%
                                         ======         ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

CONTAINER SHIPPING UNIT RESULTS

     Despite ongoing rate pressures in major trade lanes, the container-shipping unit achieved its second-best first quarter. Operating income totaled $41 million, compared with 1996's first-quarter record $52 million. During the quarter, the unit continued to focus on stringent cost control and productivity improvements.

     Strength in global trade resulted in a 10% increase in total volume - 33% in the Americas trade lane, 16% in the Asia/Middle East/Europe (A.M.E.), and 14% in the Atlantic. Operating revenue declined 1% over the prior-year quarter to $1 billion, reflecting rate pressures in the major trade lanes.

     While handling greater volume, operating expense of $909 million was held level with the 1996 period. This reflects the combined benefits of cost-cutting measures to date and strategic initiatives.

OTHER UNIT RESULTS

     Performance at the company's barge unit was significantly affected by adverse weather conditions along the river system. The unit's first-quarter operating income totaled $2 million, compared with last year's record of $18 million. Severe flooding and ice resulted in increased operating costs and reduced shipments. Traffic is expected to rebound when the flooding subsides.

     The company's intermodal unit achieved operating income of $5 million, vs. $3 million in the 1996 quarter. Although revenue decreased 3% due to changes in traffic mix, better margins were achieved as a result of network redesign and rationalization measures implemented in 1996.

     The contract logistics unit continued its rapid growth, with revenue rising 30% to $92 million and operating income reaching $6 million.


FINANCIAL CONDITION

      Cash, cash equivalents and short-term investments totaled $510 million at March 28, 1997, a decrease of $172 million since December 27, 1996. The primary source of cash and cash equivalents during the quarter was business operations. Cash and cash equivalents were primarily used by property additions, repayment of long-term debt, and payment of dividends.

      During the first quarter of 1997, net investing activities consumed $180 million of cash and cash equivalents compared with $257 million consumed in the first quarter of 1996. The change in cash used by investing activities was primarily due to lower property additions compared to the quarter ended March 29, 1996.

      Financing activities used $148 million of cash and cash equivalents for the quarter ended March 28, 1997, a $317 million increase from 1996's first quarter. The change was primarily due to a reduction in short-term debt levels.

      The working capital deficit decreased $55 million during the quarter ended March 28, 1997. The decrease was primarily due to reductions in accounts payable and labor and fringe benefits payable, partially offset by a decrease in cash, cash equivalents and short-term investments. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL DATA

                                                     (Millions of Dollars)
                                                  --------------------------
                                                   March 28,     December 27,
                                                      1997           1996
                                                   -----------  ------------
     Cash, Cash Equivalents and
       Short-Term Investments                      $   510        $   682
     Commercial Paper Outstanding -
       Short-Term                                      287            335
     Commercial Paper Outstanding -
       Long-Term                                     2,300          2,300
     Working Capital (Deficit)                        (630)          (685)

     Current Ratio                                     0.8            0.8
     Debt Ratio                                         45%            46%
     Ratio of Earnings to Fixed Charges                2.8x           4.0x


OUTLOOK

      Each of the company's transportation units anticipates overall favorable performance over the remainder of 1997, compared to 1996. The company expects modest economic growth and robust demand for transportation services. CSX also plans to remain focused on customer service, safety and cost control throughout its units in order to enhance core earning power and increase shareholder returns.

     Following on its record first quarter results, the rail unit expects to continue on that same positive trend into the second quarter. Revenue is expected to improve in 1997 propelled by strength in merchandise and coal traffic. The rail unit, through the National Carriers Conference Committee, now has agreements with all labor organizations signed and in effect.

      The container-shipping unit anticipates increased volume and permanent cost reductions to mitigate the difficult rate environment. Improving the mix of higher margin freight will remain an ongoing priority.

     The barge unit will closely monitor the weather situation as it will continue to have a negative impact on its operations in the second quarter. The intermodal unit forecasts overall improvement compared to prior year levels attributable to its network redesign implemented in 1996. The contract logistics company expects its growth to continue throughout the year, based upon increased demand for its services.

JOINT CSX/NORFOLK SOUTHERN ACQUISITION OF CONRAIL

CSX/NORFOLK SOUTHERN AGREEMENT

      On April 8, 1997, the company and Norfolk Southern Corporation entered into an agreement providing for their joint acquisition of Conrail and the division of its routes and other assets. Conrail is a holding company of which the principal subsidiary is Consolidated Rail Corporation, a Class I freight railroad that operates approximately 10,500 route miles in the Northeast and Midwest of the United States and the Province of Quebec, Canada, and which possesses superior access to certain major northeast markets, including the New York and Boston metropolitan areas. Norfolk Southern owns an eastern Class I freight railroad, Norfolk Southern Railway Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

      Under the CSX/Norfolk Southern agreement, the company and Norfolk Southern will acquire all outstanding shares of Conrail not already owned by them for $115 in cash per share through a jointly-owned acquisition entity. The company and Norfolk Southern will each possess 50% of the voting and management rights of the acquisition entity, and non-voting equity will be apportioned between the parties to achieve overall economic allocations of 42% for CSX and 58% for Norfolk Southern. Following approval by the STB as described below, Conrail's assets will be segregated within Conrail, and the company and Norfolk Southern will each benefit from the operation of a specified portion of the Conrail routes and other assets through the use of various operating arrangements, and certain Conrail assets will be operated for the joint benefit of the company and Norfolk Southern.

      The acquisition of the Conrail shares will be effected under a pending tender offer initiated by the company in December 1996 and amended in April 1997 to include Norfolk Southern as a co-bidder (the joint tender offer) and a subsequent cash merger. The estimated aggregate cost of the joint tender offer, the merger and the shares of Conrail already acquired by the company and Norfolk Southern is approximately $10.2 billion. Pursuant to the CSX/Norfolk Southern agreement, the company will bear 42%, or approximately $4.3 billion, and Norfolk Southern will bear 58%, or approximately $5.9 billion, of such cost. These totals include approximately $2 billion previously spent by the company and $1 billion previously spent by Norfolk Southern to acquire approximately 30%, in aggregate, of Conrail's shares.

     The scheduled closing for the joint tender offer for the remaining outstanding Conrail shares is May 23, 1997. However, the closing may be extended, to a date not later than June 2, 1997, if certain conditions in the original merger agreement, dated as of October 14, 1996 by and among Conrail, the company and Green Acquisition Corp. (a wholly-owned subsidiary of the company), as amended, are satisfied. The joint tender offer is not subject to any financing condition but is conditioned, among other things, on the valid tender of shares constituting, together with Conrail shares already owned by CSX and Norfolk Southern, at least a majority of the outstanding Conrail shares on a fully-diluted basis. Conrail shares purchased in the joint tender offer will, together with all Conrail shares previously purchased by the company and Norfolk Southern, be deposited into a voting trust pending STB approval of the joint acquisition, control and division of Conrail. Upon closing, the joint tender offer will be followed by a merger in which all Conrail Shares not tendered for purchase in the joint tender offer will be converted into the right to receive $115 per share in cash.

JOINT CSX/NORFOLK SOUTHERN STB APPLICATION

      While the obligation to purchase Conrail shares by the company and Norfolk Southern in the joint tender offer is not subject to any regulatory condition, the exercise of control over Conrail by the acquiring companies remains subject to a number of conditions and approvals, including approval by the STB, which has the authority to modify contract terms and impose additional conditions, including with respect to divestitures, grants of trackage rights and other terms of continuing operations. Subject to the STB's authorization of an accelerated filing date, the company and Norfolk Southern plan to file a joint application with the STB in June 1997 for control and division of Conrail and for such other matters as may be required to be approved by the STB. The joint STB application will address traffic flows, operations and related matters; will outline the capital investments each company plans to make in new connections and facilities and to increase capacity on critical routes; and will detail operating savings and other public benefits resulting from the transaction. The application also will contain certain historical and pro forma financial information required by the STB. The company and Norfolk Southern have asked the STB to consider the joint application on an expedited schedule that would result in an STB decision in early 1998. Under current law, the STB must rule within approximately sixteen months from the filing date of the joint application. No assurance can be given with respect to the receipt of STB approval or the modifications or conditions that may be imposed in connection therewith.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                         FINANCIAL CONDITION, CONTINUED

PROPOSED DIVISION OF CONRAIL ROUTES

      Until the date the company and Norfolk Southern are permitted by the STB to assume control over Conrail (the Control Date), Conrail will continue to be managed by its current Board of Directors and management. After the Control Date, Conrail will segregate its assets primarily into two groups to facilitate their separate operation pursuant to leasing, operating, partnership or other similar arrangements. The remaining assets and liabilities of Conrail, including joint facilities, generally will either be shared or allocated ratably between the company and Norfolk Southern according to their respective 42% and 58% economic allocations. In arriving at the proposed division of Conrail and these percentages, the acquiring companies negotiated with a view toward producing the best fits with their existing systems and optimizing service to their respective customers.

      The acquisition by the company of the Conrail shares and the right to use the assets allocated to or shared by the company pursuant to the CSX/Norfolk Southern agreement and the liabilities allocated to or shared by it pursuant to that agreement will be hereinafter referred to as the "Transaction." Many of the terms of the Transaction will be detailed in further definitive documentation that is currently being negotiated between CSX and Norfolk Southern.

      For additional information regarding the Transaction and the CSX/Norfolk Southern agreement, reference is made to the company's Tender Offer Statement on
Schedule 14D-1, together with exhibits thereto, initially filed with the Securities and Exchange Commission on December 6, 1996, as amended. In addition, pursuant to the Securities Exchange Act of 1934, the company will be required to file under cover of Form 8-K certain historical financial statements and pro forma financial statements giving effect to the Transaction no later than 75 days after the consummation of the joint tender offer.

FINANCING ARRANGEMENTS

     The company estimates that it will require $2.3 billion to purchase its portion of the outstanding Conrail shares pursuant to the joint tender offer. The company paid approximately $2 billion to acquire about 20% of Conrail's shares in November 1996. At that time, the company arranged a five-year $4.8 billion bank credit facility to finance an acquisition of Conrail and to meet general working capital needs. The company intends to utilize the capital markets to raise substantially all of the remaining funds needed for its contribution under the joint tender offer. Those securities will be sold in private placements and will not be registered under the Securities Act of 1933. Therefore, such securities may not be offered or sold in the United States without registration or exemption.

      Such financings are expected to result in the company's having outstanding a combination of long-term debt with staggered maturities, trust preferred securities and commercial paper. The company expects its long-term debt levels (including the company's portion of Conrail debt and excluding trust preferred securities) to peak in 1998 at approximately $6.5 billion, with related interest charges (including interest payments on the company's portion of Conrail debt) to peak at approximately $500 million. While definitive documentation is not complete, the company and Norfolk Southern contemplate that payments to Conrail under operating or similar arrangements and through capital contributions to the jointly-owned acquisition entity will be sufficient to pay obligations on Conrail's outstanding debt instruments. The agreement between the company and Norfolk Southern provides that such debt will be shared ratably according to their respective 42% and 58% percentages.

BROADEST GEOGRAPHIC NETWORK IN EASTERN UNITED STATES

      The Transaction will significantly enhance the company's position as a leading global transportation company. The company will remain the largest railroad in the eastern United States and become the third largest railroad in the nation, measured in terms of route miles and ton-miles.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

     The company, as a result of the Transaction, will be adding approximately 3,500 route miles, or 19%, to its rail network, and sharing with Norfolk Southern approximately 1,200 additional route miles. The company will have approximately 22,000 route miles in 22 states, the District of Columbia, and the Provinces of Ontario and Quebec, Canada, and will provide direct access to virtually every major metropolitan area east of the Mississippi River and to eleven of the largest east coast and gulf ports.

ENHANCED OPERATING EFFICIENCIES AND REVENUE GROWTH

      Management expects the integration of Conrail operations resulting from the Transaction to add approximately $1.6 billion, or 15%, to the company's annual revenue beginning in the first twelve months following consolidation. Management believes that the Transaction will also result in growth of the company's rail revenue base through expansion of single-line service and the company's ability to compete more effectively on certain routes along which large quantities of goods are now transported by truck. Single-line service is preferred by shippers over joint-line service because of lower transaction costs, reduced delays, less damage from interchange operations and single-carrier accountability. The addition of Conrail lines to the company's rail network also will improve operational efficiency through better asset utilization. Optimization of train sizes, increased length of haul, improved backhauls, shorter routes to many destinations and fewer empty movements are all expected to produce cost reductions for the combined rail network. Other significant savings will be achieved through the realization of economies of scale, rationalization of administrative and other overhead expenses and consolidation of duplicative facilities. Specific plans for achieving these cost savings following the Control Date are currently under development and will be more specifically identified in the STB application.

FINANCIAL EFFECTS

      The company expects that the benefits from the Transaction will begin to build from the Control Date and should be largely realized within a three-year period thereafter. It is anticipated that STB approval will be granted in early 1998. Therefore, for the purposes of the following discussion, Year 1, Year 2 and Year 3 roughly correspond to 1998, 1999 and 2000, respectively. Based on joint efforts of the company and Conrail to identify potential cost savings, management currently estimates that the Transaction will lead to quantifiable pre-tax benefits from increased traffic and cost efficiencies of approximately $75 million, $170 million and $240 million annually in Years 1, 2 and 3, respectively, compared to the separate operation of the company and its share of Conrail. These benefits include estimated incremental operating income of $25 million, $54 million and $75 million expected through increased traffic in Years 1, 2 and 3, respectively. The remaining pre-tax benefits will be in the form of operating cost savings, with $50 million, $116 million and $165 million expected to be realized in Years 1, 2 and 3, respectively. Further, management expects a reduction in the requirement for annual capital expenditures of approximately $12 million, $28 million and $40 million in Years 1, 2 and 3, respectively.

      Management estimates that the company will, in Years 1 and 2, incur one-time transitional capital expenditures in connection with the integration of operations. Those are expected to be $310 million in Year 1 and $178 million in Year 2.

      The overall purchase price paid by the company is expected to exceed the historical book value of the net Conrail assets acquired by the company by approximately $3.5 billion. Although purchase accounting adjustments will not be finalized until the Transaction is completed, a substantial portion of the excess purchase price is expected to be allocated to specific assets and liabilities acquired, with the remainder allocated to goodwill. On an aggregate basis, the excess purchase price is expected to be amortized over a period of approximately 40 years.

     Because of the time required to obtain necessary regulatory and other approvals, the company does not expected integrated operations to have a significant effect on operating and financial results prior to fiscal 1998. The primary impact of the proposed Transaction on net earnings prior to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

     integration of operations is likely to be the after-tax effect of the company's share of Conrail's net earnings, reported under the equity method of accounting, less interest on debt incurred to acquire and hold Conrail shares. Net cash flow prior to operational integration is expected to be reduced by interest payments on such debt, partially offset by Conrail dividends. The average interest rate in 1996 on debt incurred to acquire Conrail shares was approximately 5.6%. The degree of negative impact on net earnings and net cash flow during 1997 will depend primarily on the net earnings reported by Conrail and the average interest rate and timing of interest payments on the related debt.


              -----------------------------------------------------


      THE ABOVE ESTIMATES AND FORECASTS ARE BASED UPON NUMEROUS ESTIMATES AND ASSUMPTIONS ABOUT COMPLEX ECONOMIC AND OPERATING FACTORS WITH RESPECT TO INDUSTRY PERFORMANCE, GENERAL BUSINESS AND ECONOMIC CONDITIONS AND OTHER MATTERS THAT CANNOT BE PREDICTED ACCURATELY AND THAT ARE SUBJECT TO CONTINGENCIES OVER WHICH THE COMPANY HAS NO CONTROL. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS THAT COULD CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY TO DIFFER MATERIALLY FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. CERTAIN OF THOSE RISKS, UNCERTAINTIES AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE: (A) FUTURE ECONOMIC CONDITIONS IN THE MARKETS IN WHICH THE COMPANY AND CONRAIL OPERATE; (B) FINANCIAL MARKET CONDITIONS; (C) INFLATION RATES; (D) CHANGING COMPETITION; (E) CHANGES IN THE ECONOMIC REGULATORY CLIMATE IN THE UNITED STATES RAILROAD INDUSTRY; (F) THE ABILITY TO ELIMINATE DUPLICATIVE ADMINISTRATIVE FUNCTIONS; AND (G) ADVERSE CHANGES IN APPLICABLE LAWS, REGULATIONS OR RULES GOVERNING ENVIRONMENTAL, TAX OR ACCOUNTING MATTERS. THESE FORWARD LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE OF THIS FILING. THE COMPANY DISCLAIMS ANY OBLIGATION OR UNDERTAKING TO DISSEMINATE ANY UPDATES OR REVISIONS TO ANY FORWARD LOOKING STATEMENT CONTAINED HEREIN TO REFLECT ANY CHANGE IN THE COMPANY'S EXPECTATIONS WITH REGARD THERETO OR ANY CHANGE IN EVENTS, CONDITIONS OR CIRCUMSTANCES ON WHICH ANY SUCH STATEMENT IS BASED.

PART II.  OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1.(10.1) 1987 Long-Term Performance Stock Plan

            2. (27)  Financial Data Schedule

      (b)   Reports on Form 8-K

            1.   None.




                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CSX CORPORATION
                                       (Registrant)


                                  By:  /S/JAMES L. ROSS
                                       ----------------
                                       James L. Ross
                                       Vice President and Controller
                                       (Principal Accounting Officer)
Dated:  April 24, 1997