Form 10-Q
period 1997-06-27
CSX CORP
filed 1997-07-25
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 27, 1997

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 27, 1997: 217,841,407 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 27, 1997
                                      INDEX




                                                              Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.       Consolidated Statement of Earnings-
           Quarters Ended June 27, 1997 and June 28, 1996         3

2.       Consolidated Statement of Cash Flows-
          Six Months Ended June 27, 1997 and June 28, 1996        4

3.       Consolidated Statement of Financial Position-
           At June 27, 1997 and December 27, 1996                 5

Notes to Consolidated Financial Statements                        6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                               12


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders     19

Item 6.  Exhibits and Reports on Form 8-K                        20

Signature                                                        20

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                  (Unaudited)
                                     Quarters Ended        Six Months Ended
                                   --------------------   --------------------
                                   June 27,   June 28,    June 27,   June 28,
                                     1997       1996        1997       1996
                                   ---------  ---------   ---------  ---------

Operating Revenue                  $ 2,678    $  2,672    $ 5,245    $  5,186

Operating Expense                    2,245       2,264      4,488       4,482
                                   -------    --------    -------    --------

Operating Income                       433         408        757         704
Other Income (Expense)                  18          23         11          11
Interest Expense                       111          71        195         131
                                   -------    --------    -------    --------

Earnings before Income Taxes           340         360        573         584
Income Tax Expense                     113         126        195         204
                                   -------    --------    -------    --------

Net Earnings                       $   227    $    234    $   378    $    380
                                   =======    ========    =======    ========

Earnings Per Share                 $  1.04   $    1.11   $   1.74    $   1.80
                                   =======    ========    =======    ========

Average Common Shares Outstanding
(Thousands)                        217,684     211,678    217,456     211,321
                                   =======    ========    =======    ========

Common Shares Outstanding
(Thousands)                        217,841     211,812    217,841     211,812
                                   =======    ========    =======    ========

Cash Dividends Paid Per Common
Share                              $   .26    $    .26    $   .52    $    .52
                                   =======    ========    =======    ========




See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                     (Unaudited)
                                                   Six Months Ended
                                                 ---------------------
                                                 June 27,     June 28,
                                                   1997        1996
                                                 ---------    --------
OPERATING ACTIVITIES
  Net Earnings                                   $   378      $   380
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided
      Depreciation and Amortization                  337          312
      Deferred Income Taxes                           53           37
      Productivity/Restructuring Charge Payments     (23)         (49)
      Other Operating Activities                     (45)          --
      Changes in Operating Assets and Liabilities
        Accounts Receivable                          (53)         (92)
        Other Current Assets                         (27)         (48)
        Accounts Payable                             (41)          (9)
        Other Current Liabilities                     42          (65)
                                                 -------      -------

        Net Cash Provided by Operating
          Activities                                 621          466
                                                 -------      -------

INVESTING ACTIVITIES
  Property Additions                                (411)        (594)
  Proceeds from Property Dispositions                 23           41
  Investment in Conrail                           (2,120)          --
  Short-Term Investments - Net                      (210)         (45)
  Purchases of Long-Term Marketable Securities       (33)         (10)
  Proceeds from Sales of Long-Term Marketable
    Securities                                        24          106
  Other Investing Activities                         (30)         (16)
                                                 -------      -------

        Net Cash Used by Investing Activities     (2,757)        (518)
                                                 -------      -------

FINANCING ACTIVITIES
  Short-Term Debt - Net                             (322)          34
  Long-Term Debt Issued                            2,454          117
  Long-Term Debt Repaid                              (69)        (159)
  Cash Dividends Paid                               (113)        (110)
  Other Financing Activities                          --           20
                                                 -------      -------

        Net Cash Provided (Used) by Financing
          Activities                               1,950          (98)
                                                 -------      -------

  Net Decrease  in Cash and Cash Equivalents        (186)        (150)

CASH, CASH EQUIVALENTS AND SHORT-
  TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of
    Period                                           368          320
                                                 -------      -------

  Cash and Cash Equivalents at End of Period         182          170
    Short-Term Investments at End of Period          524          380
                                                 -------      -------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                 $   706      $   550
                                                 =======      =======

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                (Unaudited)
                                                 June 27,   December 27,
                                                   1997        1996
                                                 ---------    --------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term
      Investments                                $   706      $   682
    Accounts Receivable                              917          894
    Materials and Supplies                           237          229
    Deferred Income Taxes                            145          139
    Other Current Assets                             148          128
                                                 -------      -------

        Total Current Assets                       2,153        2,072

  Properties-Net                                  11,998       11,906
  Investment in Conrail                            4,188        1,965
  Affiliates and Other Companies                     380          345
  Other Long-Term Assets                             750          677
                                                 -------      -------

        Total Assets                             $19,469      $16,965
                                                 =======      =======

LIABILITIES
  Current Liabilities
    Accounts Payable                             $ 1,093      $ 1,189
    Labor and Fringe Benefits Payable                471          499
    Casualty, Environmental and Other Reserves       298          306
    Current Maturities of Long-Term Debt             143          101
    Short-Term Debt                                   13          335
    Other Current Liabilities                        412          327
                                                 -------      -------

        Total Current Liabilities                  2,430        2,757

  Casualty, Environmental and Other Reserves         711          715
  Long-Term Debt                                   6,753        4,331
  Deferred Income Taxes                            2,779        2,720
  Other Long-Term Liabilities                      1,486        1,447
                                                 -------      -------

        Total Liabilities                         14,159       11,970
                                                 -------      -------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                         218          217
  Other Capital                                    1,482        1,433
  Retained Earnings                                3,717        3,452
  Minimum Pension Liability                         (107)        (107)
                                                 -------      -------

        Total Shareholders' Equity                 5,310        4,995
                                                 -------      -------

        Total Liabilities and Shareholders'
          Equity                                 $19,469      $16,965
                                                 =======      =======

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited) (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at June 27, 1997 and December 27, 1996, the results of its operations for the quarters and six months ended June 27, 1997 and June 28, 1996, and its cash flows for the six months ended June 27, 1997 and June 28, 1996, such adjustments being of a normal recurring nature.

      Earnings per share are based on the weighted average of common shares outstanding for the quarters ended June 27, 1997 and June 28, 1996. Dilution for these periods, which could result if all outstanding common stock equivalents were exercised, is not significant.

      While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

NOTE 2.  FISCAL REPORTING PERIODS

      The  company's  fiscal  year is  composed  of 52 weeks  ending on the last
Friday in December. The financial statements presented are for the 13-week quarters and 26-week periods ended June 27, 1997 and June 28, 1996, and the fiscal year ended December 27, 1996.

NOTE 3.  ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the company will be required to adopt in future fiscal reporting periods.

      FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The company will adopt the provisions of Statement No. 128 during the fourth quarter of 1997 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. There will be no impact on the calculation of basic earnings per share for the quarters ended June 27, 1997 and June 28, 1996. Diluted earnings per share is not expected to differ materially from basic earnings per share.

      The company will adopt FASB Statement No. 129 "Disclosure of Information About Capital Structure" during the fourth quarter of 1997. The company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

      FASB Statement No. 130 "Reporting Comprehensive Income," which the company will adopt during the first quarter of 1998, establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements.

      FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The company operates diversified freight transportation businesses and has historically provided detailed operating segment and other information in its communications to shareholders; however, such information has not typically been presented in the consolidated financial statements and related notes. The company expects to adopt Statement No. 131 in the first quarter of 1998.
                                    - 6 -

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  JOINT ACQUISITION OF CONRAIL INC.

      During the quarter ended June 27, 1997, the company and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) through a jointly owned entity pursuant to their agreement dated April 8, 1997. Completion of the acquisition was achieved through a joint tender offer and subsequent merger in which all outstanding Conrail shares not already owned by the company and Norfolk Southern were acquired for cash, or were converted into the right to receive cash, of $115 per share. Under the agreement, the company contributed approximately $4.1 billion, in the form of cash and Conrail shares previously acquired, for a 42 percent investment in Conrail. Norfolk Southern contributed approximately $5.7 billion, also in the form of cash and Conrail shares previously acquired, for a 58 percent investment in Conrail. The Conrail shares acquired by the company and Norfolk Southern have been placed in a voting trust pending approval of the transaction by the Surface Transportation Board (STB).

      To obtain funds for its cash obligations under the joint tender offer and the subsequent merger, the company issued $2.5 billion principal amount of fixed rate debentures through a private offering in May 1997. The debentures were issued in multiple tranches with maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. The company expects to complete an offer in 1997 to exchange the outstanding debentures for new freely tradeable debentures with substantially identical terms.

      In June 1997, the company and Norfolk Southern completed supplemental agreements governing the legal structure of the division and operations of the Conrail rail system subsequent to STB approval. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application which was filed with the STB on June 23, 1997. The STB has announced a 350-day review period for the application. A favorable decision by the STB would permit the company and Norfolk Southern to exercise control over Conrail by mid-1998.

      Upon completion of the joint tender offer and subsequent merger, the company's ownership interest in Conrail increased from approximately 19.9% to 42%, requiring a change from the cost method to the equity method of accounting for the investment. The change in accounting method included adjustments retroactive to the date of the company's initial investment in Conrail in November 1996. The net amount of these retroactive adjustments applicable to fiscal year 1996 was not material. Under the equity method, inclusive of such adjustments, the company recognized $52 million in income from its proportionate share of Conrail's net earnings during the investment period, $17 million in expense for amortization of its purchase price in excess of its proportionate share of Conrail's net book value, and a reversal of $16 million in dividends received and previously reported as income under the cost method.

      Summary financial information for Conrail for its fiscal periods ended June 30, 1997 and 1996, and at December 31, 1996, is as follows:


                                   Quarters Ended         Six Months Ended
                                      June 30,                June 30,
                                 --------------------   ----------------------
                                  1997        1996        1997         1996
                                 --------   ---------   ----------   ---------
Income Statement Information:
   Revenues                      $   937    $   949      $ 1,843      $ 1,838
   Income (Loss) from Operations    (231)        54         (115)         123
   Net Income (Loss)                (274)        26         (213)          57

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)


                                                            As Of
                                                ------------------------------
                                                 June 30,       December 31,
                                                   1997             1996
                                                ------------   ---------------
Balance Sheet Information:
   Current Assets                                $ 1,137         $ 1,117
   Property and Equipment and Other Assets         7,401           7,285
   Total Assets                                    8,538           8,402
   Current Liabilities                             1,211           1,092
   Long-Term Debt                                  1,879           1,876
   Total Liabilities                               5,594           5,295
   Stockholders' Equity                            2,944           3,107


Conrail's operating results for the quarter ended June 30, 1997 included certain acquisition-related charges that the acquiring companies are required to record as liabilities established in connection with a purchase business combination under generally accepted accounting principles. These charges reflect obligations for separation-related compensation to certain Conrail executives and include vesting of benefits under certain stock compensation plans and the termination of Conrail's Employee Stock Ownership Plan. The charges, which totaled $363 million on an after-tax basis, were excluded from the net earnings of Conrail in determining the proportionate share of such earnings recorded by the company. Excluding these separation-related charges, Conrail's net earnings totaled $89 million and $150 million for the quarter and six months ended June 30, 1997, respectively. Conrail incurred other one-time acquisition-related expenses of $28 million and $42 million for the quarter and six months ended June 30, 1997, respectively. These expenses were included in the net earnings of Conrail in determining the proportionate share of such earnings recorded by the company.

      The company is amortizing the difference between its purchase price for the investment in Conrail and its proportionate share of Conrail's net assets. A substantial portion of the excess purchase price is expected to be allocated to reflect the fair value of Conrail's property and equipment. The company has based its provision for amortization of the excess purchase price on preliminary estimates of the fair values of such property and equipment and estimates of their remaining useful lives, as well as estimates of the fair values of other assets and liabilities of Conrail.

      The combined effect of equity earnings, excess purchase price amortization, reversal of dividend income, net interest on debt issued to acquire the investment, and other expenses related to the transaction reduced the company's net earnings by $18 million, 9 cents per share, and $34 million, 16 cents per share, for the quarter and six months ended June 27, 1997, respectively. The company's method of accounting for the Conrail investment may change upon exercise of control over Conrail by it and Norfolk Southern after a favorable STB decision.

NOTE 5.  ACCOUNTS RECEIVABLE

      The company has sold, directly and through Trade Receivables Participation Certificates (Certificates), ownership interests in designated pools of accounts receivable originated by CSX Transportation Inc. (CSXT), its rail unit.

      During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. At June 27, 1997 and December 27, 1996, the Certificates were collateralized by $253 million and $248 million, respectively, of accounts receivable held in the master trust.

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

      The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At June 27, 1997 and December 27, 1996, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net losses associated with sales of Certificates and receivables were $8 million and $15 million for the quarter and six months ended June 27, 1997, respectively, and $8 million and $15 million for the quarter and six months ended June 28, 1996, respectively.

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

NOTE 6.  OPERATING EXPENSE

                                  Quarters Ended          Six Months Ended
                               ----------------------   ----------------------
                               June 27,     June 28,    June 27,     June 28,
                                 1997         1996        1997         1996
                               ---------    ---------   ---------    ---------

Labor and Fringe Benefits      $   802      $   797     $  1,597     $ 1,591
Materials, Supplies and Other      619          632        1,233       1,250
Building and Equipment Rent        275          287          559         576
Inland Transportation              258          252          495         481
Depreciation                       157          154          313         307
Fuel                               134          142          291         277
                               -------      -------     --------     -------

    Total                      $ 2,245      $ 2,264     $  4,488     $ 4,482
                               =======      =======     ========     =======


NOTE 7.  OTHER INCOME (EXPENSE)

                                       Quarters Ended     Six Months Ended
                                      -----------------   -----------------
                                      June 27,  June 28, June 27,  June 28,
                                       1997      1996      1997      1996
                                      -------   -------   -------   -------
Interest Income                         $ 18      $ 12      $ 30      $ 24
Income from Real Estate and Resort
  Operations(1)                           10        31         3        23
Net Losses from Accounts Receivable       (8)       (8)      (15)      (15)
  Sold
Minority Interest                        (10)      (10)      (20)      (18)
Income from Investment in Conrail-Net     13        --        18        --
Equity Earnings of Other Affiliates        2        --         3         2
Miscellaneous                             (7)       (2)       (8)       (5)
                                      ------    ------    ------    ------

    Total                               $ 18      $ 23      $ 11      $ 11
                                      ======    ======    ======    ======

 (1) Gross revenue from real estate and resort operations was $45 million and $62 million for the quarter and six months ended June 27, 1997, respectively, and $66 million and $79 million for the quarter and six months ended June 28, 1996, respectively.

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

      The company has been advised that activities of a former subsidiary that administered student loans are under review. The subsidiary was sold in 1992. The review is to determine whether, and to what extent, damages should be asserted against the company for government insurance payments made on uncollected loans as a result of alleged processing deficiencies or errors before the sale. The company believes it has no material liability for any claim that might be asserted, but the final outcome of the review and the amount of potential damages are not yet reasonably estimable. Based upon information currently available to the company, it is believed any adverse outcome will not be material to the company's results of operations or financial position.

      CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 114 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

      CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 276 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

      Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 27, 1997, and December 27, 1996, were $112 million and $117 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)

June 27, 1997 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                                 FINANCIAL CONDITION

RESULTS OF OPERATIONS

      The company reported net earnings for the quarter ended June 27, 1997 of $227 million, $1.04 per share, versus net earnings of $234 million, $1.11 per share for the same period in 1996. The 1997 results reflect increased costs associated with the company's investment in Conrail and its equity in Conrail's earnings. Excluding the Conrail impact, earnings for the quarter would have been $245 million, $1.13 per share.

      Operating income was $433 million, versus $408 million for the 1996 second quarter, largely due to the success of the company's ongoing cost-control efforts. Operating revenue of $2.7 billion remained level with the 1996 period.

Rail Unit Results

      The company's  rail unit  produced  operating  income of $340  million,  9 percent higher than the 1996 second quarter results. The unit achieved an operating ratio of 72.9 percent, compared to 75.1 percent in the 1996 second quarter. Revenue totaled $1.25 billion, level with the 1996 period, while operating expense decreased 3 percent, to $913 million.

      Coal carloads and tonnage each decreased 3 percent, reflecting lower consumption of coal during the relatively mild winter months, compared to 1996's harsh winter. Total merchandise carloads rose 4 percent, led by chemicals, metals, and food and consumer products. Total merchandise revenue rose 3 percent.

                                    RAIL OPERATING INCOME
                                    (Millions of Dollars)
                  -----------------------------------------------------------
                    Quarters Ended               Six Months Ended
                  --------------------          --------------------
                  June 27,    June 28,  Percent June 27,    June 28,  Percent
                    1997       1996     Change    1997       1996     Change
                  ---------   --------  ------- ---------   --------  -------
Operating Revenue
  Merchandise     $    841    $   813      3 %  $  1,667    $ 1,602      4 %
  Coal                 382        404     (5)%       771        774     -- %
  Other                 30         38    (21)%        62         74    (16)%
                  --------    -------           --------    -------

    Total            1,253      1,255     -- %     2,500      2,450      2 %


Operating Expense      913        943     (3)%     1,878      1,902     (1)%
                  --------    -------           --------    -------

Operating Income  $    340    $   312      9 %  $    622    $   548     14%
                  ========    =======           ========    =======

Operating Ratio       72.9%      75.1%              75.1%      77.6%
                  ========    =======           ========    =======


Container-Shipping Unit Results

      The container-shipping unit produced solid results in an environment presently dominated by overcapacity and corresponding rate pressures. Operating income totaled $80 million, compared with $81 million in the 1996 second quarter. The results were driven by a total volume increase of 8 percent, combined with stringent cost control.

      Continued strength in global trade resulted in volume increases of 14 percent in the Atlantic trade lane, 23 percent in the Americas trade lane, and 21 percent in the Asia/Middle East/Europe (AME) trade lane. The Pacific trade lane experienced a 2 percent decline in volume. Operating revenue of $1.0 billion was $9 million lower than in the prior year quarter, reflecting the significant

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

rate pressures. Despite the increase in volume, operating expense decreased $8 million from the prior year quarter to $931 million, reflecting the cost control efforts.

Other Unit Results

      The company's barge unit continued to experience the effects of flooding earlier in the year, as well as rate pressures. Operating income totaled $17 million, compared with $28 million in last year's second quarter. Grain rates were temporarily weakened by lower export demand for U.S. grain due to a larger global supply of grain. Operating revenue totaled $152 million for the quarter, a 4 percent decline from the 1996 second quarter. Operating expense rose 4 percent to $135 million, largely due to the adverse weather conditions.

      The company's intermodal unit continued to benefit from last year's network redesign. Operating income for the second quarter rose to $10 million, from $6 million in the prior year quarter. While operating revenue of $164 million was 4 percent lower than in 1996, operating expense of $154 million for the quarter was down 7 percent from the prior year.

      The contract logistics unit continued its rapid growth, with operating revenue increasing to $104 million, 31 percent higher than the prior year quarter, and operating income increasing to $6 million, 38 percent higher than the prior year quarter.

FINANCIAL CONDITION

      Cash, cash equivalents and short-term investments totaled $706 million at June 27, 1997, an increase of $24 million since December 27, 1996. Exclusive of activities related to the company's investment in Conrail, the primary source of cash and cash equivalents was normal transportation operations, and the primary uses of cash were property additions and dividend payments.

      During the second quarter the company received approximately $2.48 billion of proceeds, net of discounts to initial purchasers, from multiple tranches of fixed-rate debentures issued principally to finance its obligations under the joint tender offer for Conrail and the subsequent merger. The debentures have maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. As of June 27, 1997, the portion of the debt proceeds not required for the settlement of Conrail shares was used to purchase short-term investments and reduce existing levels of short-term debt. During the six months ended June 27, 1997, the company used $210 million of cash to increase short-term investments and $322 million of cash to reduce short-term debt.

      The company's working capital deficit at June 27, 1997 was $277 million, a $408 million decrease during the first six months of the year. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. The significant improvement in deficit working capital occurred principally in the second quarter and is attributable to the temporary use of debt proceeds to purchase short-term investments and reduce short-term debt, as discussed above.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL DATA

                                        (Millions of Dollars)
                                       ------------------------
                                        June 27,    December 27,
                                          1997         1996
                                       -----------  ------------
Cash, Cash Equivalents and
  Short-Term Investments               $     706    $     682
Commercial Paper Outstanding -
  Short-Term                           $      13    $     335
Commercial Paper Outstanding -
  Long-Term                            $   2,300    $   2,300
Working Capital (Deficit)              $    (277)   $    (685)

Current Ratio                                0.9          0.8
Debt Ratio                                    56%          46%
Ratio of Earnings to Fixed Charges           3.0x         4.0x


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

      Following on its strong first half results, the railroad expects to continue on that same positive trend throughout the rest of the year. Revenue is expected to improve in 1997 propelled by strength in merchandise traffic.

      The container-shipping company anticipates increased volume and permanent cost reductions to mitigate the difficult rate environment. Improving the mix of higher margin freight will remain an ongoing priority.

      The barge line will be affected by the lower grain rates weakened by lower export demand for U.S. grain due to a larger global supply of grain. The intermodal unit forecasts overall improvement compared to prior year levels attributable to its network redesign implemented in 1996. The contract logistics company expects its growth to continue throughout the year, based upon increased demand for its services.

JOINT CSX/NORFOLK SOUTHERN ACQUISITION OF CONRAIL

CSX/Norfolk Southern Agreement

      On April 8, 1997, the company and Norfolk Southern entered into an agreement providing for their joint acquisition of Conrail and the division of its routes and other assets. Conrail is a holding company of which the principal subsidiary is Consolidated Rail Corporation, a Class I freight railroad that operates approximately 10,500 route miles in the Northeast and Midwest of the United States and the Province of Quebec, Canada, and which possesses superior access to certain major northeast markets, including the New York and Boston metropolitan areas. Norfolk Southern owns an eastern Class I freight railroad, Norfolk Southern Railway Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


      Under the CSX/Norfolk Southern agreement, the company and Norfolk Southern acquired all outstanding shares of Conrail not already owned by them for cash, or for the right to receive cash, of $115 per share through a jointly-owned acquisition entity during the second quarter of 1997. The company and Norfolk Southern each possess 50% of the voting and management rights of the acquisition entity, and non-voting equity is apportioned between the parties to achieve overall economic allocations of 42% for CSX and 58% for Norfolk Southern. Following approval by the STB as described below, Conrail's assets will be segregated within Conrail, and the company and Norfolk Southern will each benefit from the operation of a specified portion of the Conrail routes and other assets through the use of various operating arrangements, and certain Conrail assets will be operated for the joint benefit of the company and Norfolk Southern.

      Acquisition of most of the Conrail shares was effected under a tender offer, initiated by the company in December 1996 and amended in April 1997 to include Norfolk Southern as a co-bidder (the joint tender offer), which closed in May 1997. Shortly thereafter, Conrail was merged with a wholly-owned subsidiary of the acquisition entity and all remaining Conrail shares not tendered were converted into the right to receive $115 in cash per share. The aggregate cost of the joint tender offer, the merger and the shares of Conrail already acquired by the company and Norfolk Southern was approximately $9.8 billion. Pursuant to the CSX/Norfolk Southern agreement, the company has paid 42%, or approximately $4.1 billion, and Norfolk Southern has paid 58%, or approximately $5.7 billion, of such cost. These totals include approximately $2 billion spent by the company and $1 billion spent by Norfolk Southern to acquire approximately 30%, in the aggregate, of Conrail's shares prior to the joint tender offer. Including its capitalized transaction costs, the company's aggregate purchase price was approximately $4.2 billion.

      Conrail shares purchased in the joint tender offer and merger, together with all Conrail shares previously purchased by the company and Norfolk Southern, have been deposited into a voting trust pending STB approval of the joint acquisition, control and division of Conrail by the company and Norfolk Southern. Furthermore, by entering into the CSX/Norfolk Southern agreement, the company is obligated under Pennsylvania antitakeover laws to purchase any Conrail shares "put" to the company in accordance with the procedures of such laws for at least $115 per share in cash.

Joint CSX/Norfolk Southern STB Application

      The exercise of control over Conrail by the company and Norfolk Southern remains subject to a number of conditions and approvals, including approval by the STB, which has the authority to modify contract terms and impose additional conditions, including with respect to divestitures, grants of trackage rights and other terms of continuing operations. On June 23, 1997, the company and Norfolk Southern filed a joint application with the STB for control and division of Conrail and for various other matters required to be approved by the STB. The joint STB application addresses traffic flows, operations and related matters; outlines the capital investments each company plans to make in new connections and facilities and to increase capacity on critical routes; and details operating savings and other public benefits resulting from the transaction. The application also contains certain historical and pro forma financial information required by the STB. The STB has issued a scheduling order that provides for issuance of a final STB decision no later than June 8, 1998. No assurance can be given with respect to the receipt of STB approval or the modifications or conditions that may be imposed in connection therewith. A favorable decision by the STB would permit the company and Norfolk Southern to exercise control over Conrail by mid-1998. The joint STB application is a public document, available for review in its entirety at the office of the STB, located at 1925 K Street, NW, Washington, D.C. 20423-0001.

Proposed Division of Conrail Routes

      Until the date the company and Norfolk Southern are permitted by the STB to assume control over Conrail (the Control Date), Conrail will continue to be managed by its current Board of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Directors and management. After the Control Date, Conrail will segregate its assets primarily into two groups to facilitate their separate operation pursuant to leasing, operating, partnership and other similar arrangements. The remaining assets and liabilities of Conrail, including joint facilities, will be shared by the company and Norfolk Southern according to their respective 42% and 58% economic allocations. In arriving at the proposed division of Conrail and these percentages, the acquiring companies negotiated with a view toward producing the best fits with their existing systems and optimizing service to their respective customers.

      The acquisition by the company of the Conrail shares and the right to use the assets allocated to or shared by the company pursuant to the CSX/Norfolk Southern agreement and the liabilities allocated to or shared by it pursuant to that agreement are hereinafter referred to as the "Transaction." Many of the terms of the Transaction are detailed in further definitive agreements which were entered into by the company, Norfolk Southern, Conrail, and certain affiliates of the respective companies prior to filing of the STB application.

      In addition to the joint STB application, further information regarding the Transaction is contained in the following documents: (1) the company's Tender Offer Statement on Schedule 14D-1, together with exhibits thereto, initially filed with the Securities and Exchange Commission (the Commission) on December 6, 1996, as amended; (2) the company's Form 8-K filed with the Commission on June 4, 1997 to report completion of the joint tender offer and subsequent merger, to report the amendment and restatement of its credit agreement with bank lenders, and to present certain historical financial statements and pro forma financial statements giving effect to the Transaction;
(3) the company's Form S-4, not yet effective, filed with the Commission on June 5, 1997 relating to an offer to exchange $2.5 billion in privately-placed debentures for newly-issued publicly tradeable debentures having substantially identical terms; and (4) the company's Form 8-K filed with the Commission on July 8, 1997 to report the filing of the STB application and provide as an exhibit the definitive Transaction Agreement entered into by the company, Norfolk Southern, Conrail, and certain affiliates of the respective companies.

Financing Arrangements

      The company's total cash obligation to complete the purchase of Conrail shares under the Transaction was approximately $4.2 billion. The company originally arranged a $4.8 billion bank credit facility in November 1996 to provide financing for the Conrail acquisition and to meet general working capital needs. The facility was amended in May 1997 and the lenders' commitments were reduced to $2.5 billion, reflecting the issuance of the debentures which provided a portion of the company's financing for the Transaction. Currently, the facility is used as support for commercial paper issuance.

      The $2.5 billion principal amount of debentures, issued through a multi-tranche private offering in May 1997, have maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. As noted above, the company expects to complete an exchange of the outstanding debentures for newly-issued freely tradeable debentures with substantially identical terms during 1997.

      The company expects its long-term debt levels (including the company's portion of Conrail debt) to peak in 1998 at approximately $6.8 billion, with related interest charges (including interest payments on the company's portion of Conrail debt) to peak at approximately $520 million. Payments to Conrail under operating or similar arrangements and through capital contributions to the jointly-owned acquisition entity will be sufficient to pay obligations on Conrail's outstanding debt instruments in accordance with their terms. The agreement between the company and Norfolk Southern provides that such debt will be shared ratably according to their respective 42% and 58% percentages.

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

Enhanced Operating Efficiencies and Revenue Growth

      Management expects the integration of Conrail operations resulting from the Transaction to add approximately $1.7 billion, or 16%, to the company's annual revenue beginning in the first twelve months following operational consolidation. Management believes that the Transaction will also result in growth of the company's rail revenue base through expansion of single-line service and the company's ability to compete more effectively on certain routes along which large quantities of goods are now transported by truck. Single-line service is preferred by shippers over joint-line service because of lower transaction costs, reduced delays, less damage from interchange operations and single-carrier accountability. The addition of Conrail lines to the company's rail network also is expected to improve operational efficiency through better asset utilization. Optimization of train sizes, increased length of haul, improved backhauls, shorter routes to many destinations and fewer empty movements are all expected to produce cost reductions for the combined rail network. Other significant savings are expected to be achieved through the realization of economies of scale, rationalization of administrative and other overhead expenses and consolidation of duplicative facilities.

Financial Effects

      The company expects that the benefits from the Transaction will begin to build from the Control Date and should be largely realized within a three-year period thereafter. Therefore, for the purposes of the following discussion, Year 1, Year 2 and Year 3 correspond to the three consecutive 12-month periods following the Control Date. Based on joint efforts of the company and Conrail to identify potential cost savings, management currently estimates that the Transaction will lead to quantifiable pretax benefits from increased traffic and cost efficiencies (excluding certain one-time expenses associated with system integration) of approximately $178 million, $305 million and $410 million annually in Years 1, 2 and 3, respectively, compared to the separate operation of the company and its share of Conrail. The benefits include estimated incremental operating income of $58 million, $108 million and $146 million expected through increased traffic in Years 1, 2 and 3, respectively. The remaining pretax benefits will be in the form of operating cost savings, with $120 million, $197 million and $264 million (exclusive of the one-time integration costs) expected to be realized in Years 1, 2 and 3, respectively. Management estimates that the company will, in Years 1, 2 and 3, incur one-time transitional capital expenditures in connection with the integration of operations. Those expenditures are expected to be $322 million in Year 1, $114 million in Year 2, and $52 million in Year 3.

      The benefits outlined above are addressed in more detail in the joint STB application and were developed and refined through the efforts of various integration project teams. These teams, with assistance from Conrail personnel and various outside consultants, completed revised estimates of integration benefits in mid-June 1997 in conjunction with the development of a formal operating plan included in the STB application. The revised estimates reflect a more detailed review and understanding of Conrail's system, the markets it serves, and the opportunities created by the combination with the company's rail system. The revised estimates reflect benefits which are increased from the company's earlier estimates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

      Including transaction costs, the overall purchase price paid by the company exceeded the historical book value of its proportionate share of Conrail's net assets by approximately $2.9 billion. A substantial portion of the excess purchase price is expected to be allocated to reflect the fair value of Conrail's property and equipment. The company has based its provision for amortization of the excess purchase price on preliminary estimates of the fair values of such property and equipment and estimates of their remaining useful lives, as well as estimates of the fair values of other assets and liabilities of Conrail.

      Because of the time required to obtain necessary regulatory and other approvals, the company does not expected integrated operations to have a significant effect on operating and financial results prior to late fiscal 1998 or fiscal 1999. The primary impact of the proposed Transaction on net earnings prior to the integration of operations will be the after-tax effect of the company's share of Conrail's net earnings, reported under the equity method of accounting, less amortization of the excess purchase price and interest on debt incurred to acquire the Conrail investment. Net cash flow prior to operational integration is expected to be reduced by interest payments on the acquisition debt. At June 27, 1997, the average interest rate on debt incurred to acquire Conrail shares was approximately 6.8%. The degree of negative impact on net earnings and net cash flow during the second half of 1997 and the first half of 1998 will depend primarily on the net earnings reported by Conrail and the average interest rate and timing of interest payments on the related debt.


   -----------------------------------------------------------------------


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

 PART II.  OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

      (a)   Annual meeting held April 17, 1997.

      (b)   Not applicable.

      (c) There were 217,525,493 shares of CSX common stock outstanding as of February 17, 1997, the record date for the 1997 annual meeting of shareholders. A total of 179,486,024 shares were voted. All of management's nominees for directors of the corporation were elected with the following vote:

                                                  Votes             Broker
      Nominee                   Votes For         Withheld          Non-Votes
      -------                   ---------         --------          ---------
      Elizabeth E. Bailey      176,691,031        2,794,993               -
      Robert L. Burrus, Jr.    176,648,282        2,837,742               -
      Bruce C. Gottwald        176,725,968        2,760,056               -
      John R. Hall             176,675,620        2,810,404               -
      Robert D. Kunisch        176,734,728        2,751,296               -
      Hugh L. McColl, Jr.      176,659,273        2,826,751               -
      James W. McGlothlin      176,732,181        2,753,843               -
      Southwood J. Morcott     176,708,647        2,777,377               -
      Charles E. Rice          176,713,121        2,772,903               -
      William C. Richardson    176,693,013        2,793,011               -
      Frank S. Royal           176,630,996        2,855,028               -
      John W. Snow             176,485,819        3,000,205               -


            The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX's financial statements for the year 1997 was ratified by the shareholders with the following vote:

                                 Votes                          Broker
                 Votes For      Against        Abstentions    Non-Votes
                -----------    ---------       -----------    ---------
                176,617,520    1,840,660        1,027,836         -


            The adoption of the Amended and Restated CSX Corporation Stock Plan for Directors was ratified by the shareholders with the following vote:

                                 Votes                          Broker
                 Votes For      Against        Abstentions    Non-Votes
                -----------   ----------       -----------    ---------
                165,961,158   11,094,678        2,430,188         -


            The shareholder proposal regarding the Shareholder Rights Plan was approved by the shareholders with the following vote:

                                 Votes                          Broker
                 Votes For      Against        Abstentions    Non-Votes
                -----------   ----------       -----------   ----------
                105,940,831   53,252,750        4,769,176     15,523,267


      (d)   Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            1. (27) Financial Data Schedule

      (b)   Reports on Form 8-K

            1. A report was filed on June 4, 1997, reporting Item 5, Other Events - (1) Completion of the joint CSX Corporation/Norfolk Southern Corporation tender offer for remaining outstanding shares of Conrail Inc.; (2) the subsequent merger of Conrail and the conversion of Conrail shares not tendered into rights to receive cash; and (3) the amendment and restatement of the company's credit agreement with bank lenders; plus Item 7, Financial Information and Exhibits - (1) Amended and Restated Credit Agreement; (2) awareness letter and consents of independent accountants; (3) the joint press releases by the company and Norfolk Southern; (4) audited consolidated financial statements of Conrail for the year ended December 31, 1996; (5) unaudited condensed consolidated financial statements of Conrail for the quarter ended March 31, 1997; and (5) pro forma condensed consolidated financial statements of the company as of and for the fiscal quarter ended March 28, 1997 and the fiscal year ended December 27, 1996, adjusted to reflect its acquisition of an interest in Conrail.

            2. A report was filed on July 8, 1997, reporting Item 5, Other Events - the filing of formal application with the Surface
            Transportation Board for control of Conrail by the company and Norfolk Southern; plus Item 7, Financial Statements and Exhibits -
            (1) Transaction Agreement, dated June 10, 1997, among the company, Norfolk Southern, Conrail, and certain affiliates of each, providing definitive terms of the arrangements between the parties subsequent to the date the company and Norfolk Southern are permitted to exercise control over Conrail; and (2) a joint press release by the company and Norfolk Southern.

                                    Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CSX CORPORATION
                                       (Registrant)


                                    By:  /s/JAMES L. ROSS
                                         ----------------
                                         James L. Ross
                                         Vice President and Controller
                                         (Principal Accounting Officer)
Dated:  July 25, 1997