Form 10-Q
period 1997-09-26
CSX CORP
filed 1997-10-29
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended September 26, 1997

         OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from __________ to __________


                          Commission File Number 1-8022

                                 CSX CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Virginia                                 62-1051971
  -------------------------------                  -------------------
  (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                  Identification No.)


     901 East Cary Street, Richmond, Virginia               23219-4031
     ----------------------------------------               ----------
     (Address of principal executive offices)               (Zip Code)

                                 (804) 782-1400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                    No Change
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 26, 1997: 218,194,507 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 1997
                                      INDEX




                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.       Consolidated Statement of Earnings-
           Quarters Ended September 26, 1997 and September 27, 1996       3

2.       Consolidated Statement of Cash Flows-
           Nine Months Ended September 26, 1997 and September 27, 1996    4

3.       Consolidated Statement of Financial Position-
           At September 26, 1997 and December 27, 1996                    5

Notes to Consolidated Financial Statements                                6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                       12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                20

Signature                                                                20

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                     (Unaudited)
                                       Quarters Ended         Nine Months Ended
                                   ----------------------- ---------------------
                                   Sept. 26,  Sept. 27,    Sept. 26,   Sept. 27,
                                     1997       1996         1997        1996
                                   ----------------------- ---------------------

Operating Revenue                  $ 2,649     $ 2,647      $ 7,894     $ 7,833

Operating Expense                    2,265       2,255        6,753       6,737
                                   -------     -------      -------     -------

Operating Income                       384         392      $ 1,141     $ 1,096
Other Income (Expense)                  41           8           52          19
Interest Expense                       125          57          320         188
                                   -------     -------      -------     -------

Earnings before Income Taxes           300         343          873         927
Income Tax Expense                      94         121          289         325
                                   -------     -------      -------     -------

Net Earnings                       $   206     $   222      $   584     $   602
                                   =======     =======      =======     =======

Earnings Per Share                 $   .95     $  1.04      $  2.69     $  2.83
                                   =======     =======      =======     =======

Average Common Shares
Outstanding (Thousands)            218,015     214,859      217,642     212,501
                                   =======     =======      =======     =======

Common Shares Outstanding
(Thousands)                        218,195     216,611      218,195     216,611
                                   =======     =======      =======     =======

Cash Dividends Paid Per
Common Share                       $   .26     $   .26      $   .78     $   .78
                                   =======     =======      =======     =======




See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                           (Unaudited)
                                                        Nine Months Ended
                                                     -------------------------
                                                      Sept. 26,    Sept. 27,
                                                        1997         1996
                                                     ------------ ------------
OPERATING ACTIVITIES
  Net Earnings                                        $   584        $ 602
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided
      Depreciation and Amortization                       509          461
      Deferred Income Taxes                               120           92
      Productivity/Restructuring Charge Payments          (37)         (67)
      Other Operating Activities                          (94)          17
      Changes in Operating Assets and
       Liabilities
        Accounts Receivable                               (71)        (112)
        Other Current Assets                              (43)         (23)
        Accounts Payable                                  (26)         (32)
        Other Current Liabilities                          77          (81)
                                                      --------     --------

        Net Cash Provided by Operating Activities       1,019          857
                                                      --------     --------

INVESTING ACTIVITIES
  Property Additions                                     (686)        (876)
  Proceeds from Property Dispositions                      36           49
  Investment in Conrail                                (2,163)          --
  Short-Term Investments - Net                            (71)          (9)
  Purchases of Long-Term Marketable Securities            (50)         (26)
  Proceeds from Sales of Long-Term Marketable
   Securities                                              38           117
  Other Investing Activities                              (30)          20
                                                      --------     --------

        Net Cash Used by Investing Activities          (2,926)        (725)
                                                      --------     --------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                  (485)         128
  Long-Term Debt Issued                                 2,454          117
  Long-Term Debt Repaid                                   (86)        (372)
  Cash Dividends Paid                                    (170)        (167)
  Other Financing Activities                               --           12
                                                      --------     --------

        Net Cash Provided (Used) by Financing
         Activities                                     1,713         (282)
                                                      --------     --------

  Net Decrease  in Cash and Cash Equivalents             (194)        (150)

CASH, CASH EQUIVALENTS AND SHORT-
  TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning
   of Period                                              368          320
                                                      --------     --------

  Cash and Cash Equivalents at End of Period              174          170
    Short-Term Investments at End of Period               385          345
                                                      --------     --------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                      $   559      $   515
                                                      ========     ========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                (Unaudited)
                                                  Sept. 26,    Dec 27,
                                                    1997         1996
                                                 -----------  -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term        $   559      $   682
Investments
    Accounts Receivable                              963          894
    Materials and Supplies                           242          229
    Deferred Income Taxes                            144          139
    Other Current Assets                             163          128
                                                 --------     --------

        Total Current Assets                       2,071        2,072

  Properties-Net                                  12,098       11,906
  Investment in Conrail                            4,216        1,965
  Affiliates and Other Companies                     379          345
  Other Long-Term Assets                             764          677
                                                 --------     --------

        Total Assets                             $19,528      $16,965
                                                 ========     ========

LIABILITIES
  Current Liabilities
    Accounts Payable                             $ 1,107      $ 1,189
    Labor and Fringe Benefits Payable                475          499
    Casualty, Environmental and Other Reserves       296          306
    Current Maturities of Long-Term Debt             138          101
    Short-Term Debt                                  150          335
    Other Current Liabilities                        403          327
                                                 --------     --------

        Total Current Liabilities                  2,569        2,757

  Casualty, Environmental and Other Reserves         716          715
  Long-Term Debt                                   6,443        4,331
  Deferred Income Taxes                            2,846        2,720
  Other Long-Term Liabilities                      1,474        1,447
                                                 --------     --------

        Total Liabilities                         14,048       11,970
                                                 --------     --------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                         218          217
  Other Capital                                    1,503        1,433
  Retained Earnings                                3,866        3,452
  Minimum Pension Liability                         (107)        (107)
                                                 --------     --------

        Total Shareholders' Equity                 5,480        4,995
                                                 --------     --------

        Total Liabilities and
         Shareholders' Equity                    $19,528      $16,965
                                                 ========     ========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited) (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at September 26, 1997 and December 27, 1996, the results of its operations for the quarters and nine months ended September 26, 1997 and September 27, 1996, and its cash flows for the nine months ended September 26, 1997 and September 27, 1996, such adjustments being of a normal recurring nature.

      Earnings per share are based on the weighted average of common shares outstanding for the quarters and nine months ended September 26, 1997 and September 27, 1996. Dilution for these periods, which could result if all outstanding common stock equivalents were exercised, is not significant.

      While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

      Certain prior-year data have been reclassified to conform to the 1997 presentation.

NOTE 2.  FISCAL REPORTING PERIODS

      The  company's  fiscal  year is  composed  of 52 weeks  ending on the last
Friday in December. The financial statements presented are for the 13-week quarters and 39-week periods ended September 26, 1997 and September 27, 1996, and the fiscal year ended December 27, 1996.

NOTE 3.  ACCOUNTING PRONOUNCEMENTS

      The Financial Accounting Standards Board (FASB) has issued several accounting pronouncements which the company will be required to adopt in future fiscal reporting periods.

      FASB Statement No. 128 "Earnings per Share" establishes new guidelines for the calculation of and disclosures regarding earnings per share. The company will adopt the provisions of Statement No. 128 during the fourth quarter of 1997 and at that time will be required to present basic and diluted earnings per share and to restate all prior periods. The calculation of basic earnings per share is expected to be comparable to simple earnings per share which is currently presented by the company in accordance with Opinion No. 15 of the Accounting Principles Board. Diluted earnings per share is not expected to differ materially from basic earnings per share.

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

NOTE 4.  JOINT ACQUISITION OF CONRAIL INC.

      During the second  quarter  of 1997,  the  company  and  Norfolk  Southern
Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) through a jointly owned entity pursuant to their agreement dated April 8, 1997. Completion of the acquisition was achieved through a joint tender offer and subsequent merger in which all outstanding Conrail shares not already owned by the company and Norfolk Southern were acquired for cash, or were converted into the right to receive cash, of $115 per share. Under the agreement, the company contributed approximately $4.1 billion, in the form of cash and Conrail shares previously acquired, for a 42 percent investment in Conrail. Norfolk Southern contributed approximately $5.7 billion, also in the form of cash and Conrail shares previously acquired, for a 58 percent investment in Conrail. The Conrail shares acquired by the company and Norfolk Southern have been placed in a voting trust pending approval of the transaction by the Surface Transportation Board (STB).

      To obtain funds for its cash obligations under the joint tender offer and the subsequent merger, the company issued $2.5 billion principal amount of fixed rate debentures through a private offering in May 1997. The debentures were issued in multiple tranches with maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. The company completed an offer in October 1997 to exchange the privately-placed debentures for new freely tradeable debentures with substantially identical terms.

      In June 1997, the company and Norfolk Southern completed supplemental agreements governing the legal structure of the transaction and operations of the Conrail rail system subsequent to STB approval. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application which was filed with the STB on June 23, 1997. The STB has announced a 350-day review period for the application. A favorable decision by the STB would permit the company and Norfolk Southern to exercise control over Conrail by mid-1998.

      Upon completion of the joint tender offer and subsequent merger, the company's ownership interest in Conrail increased from approximately 19.9% to 42%, requiring a change from the cost method to the equity method of accounting for the investment. The change in accounting method included adjustments retroactive to the date of the company's initial investment in Conrail in November 1996. The net amount of these retroactive adjustments applicable to fiscal year 1996 was not material. The company will continue to use the equity method of accounting as long as the Conrail shares are held in the voting trust. Under this method, the company recognizes income from its proportionate share of Conrail's net income and expense for amortization of its purchase price in excess of its proportionate share of Conrail's net book value. For the quarter and nine months ended September 26, 1997, equity in Conrail's net income totaled $42 million and $94 million, respectively, and amortization of the excess purchase price totaled $12 million and $29 million, respectively.

      Summary financial information for Conrail for its fiscal periods ended September 30, 1997 and 1996, and at December 31, 1996, is as follows:

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)


                                         Quarters Ended       Nine Months
                                          September 30,    Ended September 30,
                                        -----------------  ------------------

                                         1997     1996       1997      1996
                                        -------- --------   --------  -------
Income Statement Information:
   Revenues                             $   944  $   933    $  2,787  $ 2,771
   Income (Loss) from Operations            218      235         103      358
   Net Income (Loss)                        101      138        (111)     195


                                                           As Of
                                             -----------------------------------

                                              September 30,       December 31,
                                                   1997               1996
                                             -----------------   ---------------
Balance Sheet Information:
   Current Assets                                 $1,117             $1,117
   Property and Equipment and Other Assets         7,486              7,285
   Total Assets                                    8,603              8,402
   Current Liabilities                             1,231              1,092
   Long-Term Debt                                  1,767              1,876
   Total Liabilities                               5,557              5,295
   Stockholders' Equity                            3,046              3,107


      Conrail's operating results for the second quarter of 1997 included certain acquisition-related charges that the acquiring companies are required to record as liabilities established in connection with a purchase business combination under generally accepted accounting principles. These charges reflect obligations for separation-related compensation to certain Conrail executives and include vesting of benefits under certain stock compensation plans and the termination of Conrail's Employee Stock Ownership Plan. The charges, which totaled $363 million on an after-tax basis, were excluded from the net income of Conrail in determining the proportionate share of such income recorded by the company. Excluding these separation-related charges, Conrail's net income would have been $252 million for the nine months ended September 30, 1997.

      Conrail's 1997 operating results also include certain other one-time expenses. After-tax acquisition-related costs of $15 million and $57 million were incurred for the quarter and nine months ended September 30, 1997. In addition, a cumulative income tax expense adjustment of $22 million was recorded during the quarter ended September 30, 1997 to increase deferred income taxes as a result of a change in a state tax rate. These expenses were included in the net income of Conrail in determining the proportionate share of such income recorded by the company.

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

      The combined effect of equity earnings, excess purchase price amortization, net interest on debt issued to acquire the Conrail investment, and other expenses related to the transaction reduced the company's net earnings by $24 million, 11 cents per share, and $58 million, 27 cents per share, for the quarter and nine months ended September 26, 1997, respectively. The company's method of accounting for the investment in Conrail subsequent to the STB decision and dissolution of the voting trust will depend on the final terms of the ownership arrangement between the company and Norfolk Southern approved by the STB.

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

      During 1993, $200 million of Certificates were issued at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. At September 26, 1997 and December 27, 1996, the Certificates were collateralized by $253 million and $248 million, respectively, of accounts receivable held in the master trust.

      In addition, the company has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in September 1998.

      The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At September 26, 1997 and December 27, 1996, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net losses associated with sales of Certificates and receivables were $7 million for the quarters ended September 26, 1997 and September 27, 1996, and $22 million for nine month periods ended September 26, 1997 and September 27, 1996.

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

NOTE 6.  OPERATING EXPENSE

                                   Quarters Ended          Nine Months Ended
                               ------------------------ ------------------------
                                Sept. 26,    Sept. 27,  Sept. 26,     Sept. 27,
                                  1997         1996        1997         1996
                               -----------  ----------- ------------ -----------

Labor and Fringe Benefits      $   816      $   788     $  2,413     $ 2,379
Materials, Supplies and Other      634          638        1,867       1,881
Building and Equipment Rent        275          282          834         858
Inland Transportation              254          262          749         743
Depreciation                       157          149          470         456
Fuel                               129          128          420         405
Miscellaneous                       --            8           --          15
                               --------     --------    ---------    --------

    Total                      $ 2,265      $ 2,255     $  6,753     $ 6,737
                               ========     ========    =========    ========

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  OTHER INCOME (EXPENSE)

                                       Quarters Ended     Nine Months Ended
                                      -----------------   -----------------
                                      Sept. 26, Sept. 27, Sept. 26, Sept. 27,
                                       1997      1996      1997      1996
                                      -------   -------   -------   -------
Interest Income                       $   12    $    9    $   42    $   33
Income from Real Estate and Resort
  Operations(1)                           38        19        41        42
Net Losses from Accounts Receivable       (7)       (7)      (22)      (22)
  Sold
Minority Interest                        (11)      (11)      (31)      (29)
Income from Investment in Conrail -       21        --        39        --
  Net
Equity Earnings of Other Affiliates        1         2         4         4
Miscellaneous                            (13)       (4)      (21)       (9)
                                      -------   -------   -------   -------

    Total                             $   41    $    8    $   52    $   19
                                      =======   =======   =======   =======

  (1) Gross revenue from real estate and resort operations was $80 million and $142 million for the quarter and nine months ended September 26, 1997, respectively, and $58 million and $137 million for the quarter and nine months ended September 27, 1996, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

      In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the evacuation of a New Orleans neighborhood. The facts of the case indicate that the damages awarded are extremely high, and CSXT has excellent grounds for appeal. CSXT is pursuing an aggressive strategy on all legal fronts and believes that the punitive damages award will be set aside or reduced so substantially that it will not have any material long-term financial impact on the company or CSXT. At this time, it is not possible to estimate the ultimate impact, if any, from the punitive damages award, and no charge to earnings has been recorded. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision was made for the award in a prior year.

      The company has been advised that activities of a former subsidiary that administered student loans are under investigation. The subsidiary was sold in 1992. The investigation is to determine whether, and to what extent, damages should be asserted against the company for government insurance payments made on uncollected loans as a result of alleged processing deficiencies or errors before the sale. While the amount of potential damages is not yet reasonably estimable, based upon information currently available to the company, it is believed any adverse outcome will not be material to the company's results of operations or financial position.

      Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, $25 million limit above $100 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

      CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 119 environmentally impaired sites that are or may be subject to remedial action under

                        CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
        (All Tables in Millions of Dollars, Except Per Share Amounts)

the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

      CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 262 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

      Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 26, 1997, and December 27, 1996, were $108 million and $117 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 26, 1997 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

      A number of other legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations and cash flows of the company.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                               FINANCIAL CONDITION

RESULTS OF OPERATIONS

Third Quarter 1997 Compared with 1996
-------------------------------------

      The company reported net earnings for the quarter ended September 26, 1997 of $206 million, 95 cents per share, versus net earnings of $222 million, $1.04 per share for the same period in 1996. The 1997 results reflect increased costs associated with the company's investment in Conrail partially offset by its equity in Conrail's earnings. Excluding the Conrail impact, earnings for the quarter would have been $230 million, $1.06 per share.

      Operating income was $384 million, down $8 million from the third quarter of 1996. Operating revenue of $2.6 billion remained level with the 1996 period. Operating expense remained relatively flat compared to prior year, except at the barge unit, where lock maintenance caused operating delays that negatively impacted operating expense.

Rail Unit Results
-----------------

      The company's rail unit achieved third-quarter operating income of $282 million, vs. $277 million in the 1996 period. The results reflect a modest increase in traffic, coupled with the unit's continued emphasis on cost control and productivity improvements.

      Operating revenue rose $4 million to $1.22 billion, while total traffic increased 2 percent. Operating expense basically remained level at $933 million. The rail unit lowered its operating ratio to 76.8 percent, from last year's third quarter 77.1 percent.

      Although total coal volume remained level at 41.3 million tons, coal revenue decreased 3 percent, reflecting an 8 percent decrease in export coal.

      Total merchandise carloads for the third quarter rose 4 percent over 1996, while revenue rose 3 percent. The food and consumer, agricultural products and metals commodities each experienced double-digit percentage gains. Chemicals and minerals rose 5 percent and 6 percent, respectively. Driving the increases were market-share gains from truckers and continued modest growth in the U.S. economy.


                                    RAIL OPERATING INCOME
                                    (Millions of Dollars)
                  -----------------------------------------------------------
                    Quarters Ended               Nine Months Ended
                  --------------------          --------------------
                  Sept. 26,   Sept. 27, Percent Sept. 26,   Sept. 27, Percent
                    1997       1996     Change    1997       1996     Change
                  ---------   --------  ------- ---------   --------  -------
Operating Revenue
  Merchandise     $    794    $   772      3 %  $  2,461    $ 2,374      4 %
  Coal                 390        404     (3)%     1,161      1,178     (1)%
  Other                 31         35    (11)%        93        109    (15)%
                  ---------   --------          ---------   --------

    Total            1,215      1,211     -- %     3,715      3,661      1 %

Operating Expense      933        934     -- %     2,811      2,836     -- %
                  ---------   --------          ---------   --------

Operating Income  $    282    $   277      2 %  $    904    $   825     10 %
                  =========   ========          =========   ========

Operating Ratio       76.8%      77.1%              75.7%      77.5%
                  =========   ========          =========   ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Container-Shipping Unit Results
-------------------------------

      The container-shipping unit continued to feel the effects of rate pressures across all major trade lanes but was able to offset much of the rate decline through cost control and productivity improvements. Operating income totaled $82 million, vs. $95 million in the third quarter of 1996.

      Third-quarter revenue of $1 billion remained level with the 1996 period despite an 8 percent decline in rates. Volume increased 9 percent, but operating expense decreased 1 percent from the 1996 period, due to the unit's ongoing drive to take out costs and improve productivity.

Other Unit Results
------------------

      At the company's barge unit, rate pressures and operating delays caused by lock maintenance drove third quarter operating income down 40 percent, to $18 million. Revenue rose 1 percent, to $166 million, while expense rose 10 percent, to $148 million. Contributing to the increase in expense were start-up costs associated with South American operations, the operating delays caused by lock maintenance, and increased barge construction.

      The company's intermodal unit boosted its third quarter operating income by more than a third, to $12 million, reflecting continued success following its network redesign. Third-quarter revenue increased 8 percent over the 1996 period, to $174 million.

      The contract logistics unit continued its steady growth in the third quarter, with operating revenue increasing by 13 percent, to $94 million. Operating income rose by nearly a third, to $6 million.

First Nine Months 1997 Compared with 1996

      For the first nine months of the year, earnings for the company totaled $584 million, $2.69 per share, compared to $602 million, $2.83 per share for the prior year period. These decreases primarily result from increased costs associated with the company's investment in Conrail, partially offset by its equity in Conrail's earnings. Exclusive of the Conrail impact, the company would have reported earnings for the nine months ended September 26, 1997 of $642 million, $2.96 per share.

      Operating income for the first nine months of 1997 was $1.14 billion, up $45 million over the same period in 1996. These results reflect the continued success of the company's ongoing cost-control efforts.

FINANCIAL CONDITION

      Cash, cash equivalents and short-term investments totaled $559 million at September 26, 1997, a decrease of $123 million since December 27, 1996. Exclusive of activities related to the company's investment in Conrail, the primary source of cash and cash equivalents was normal transportation operations, and the primary uses of cash were property additions, repayment of short-term debt and dividend payments.

      During the second quarter the company received approximately $2.48 billion of proceeds, net of discounts to initial purchasers, from multiple tranches of fixed-rate debentures issued principally to provide a portion of the financing for the Conrail transaction. The debentures have maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. The remaining financing for the transaction is in the form of commercial paper borrowings supported by a bank credit agreement. During the quarter ended September 26, 1997, the company determined that the amount of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

commercial paper likely to be outstanding for more than one year was approximately $2.0 billion, a reduction from $2.3 billion from the prior quarter end. Accordingly, $300 million of long-term commercial paper was reclassified to short-term debt. Subsequent to the reclassification, short-term debt was reduced by approximately $160 million through the use of cash generated from operations and from reducing the company's level of short-term investments.

      The company's working capital deficit at September 26, 1997 was $498 million, a $187 million decrease during the first nine months of the year. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA

                                        (Millions of Dollars)
                                       ------------------------
                                       September 26,   December 27,
                                           1997           1996
                                        ------------   ------------
Cash, Cash Equivalents and
  Short-Term Investments                  $  559         $  682
Commercial Paper Outstanding -
  Short-Term                              $  150         $  335
Commercial Paper Outstanding -
  Long-Term                               $2,000         $2,300
Working Capital (Deficit)                 $ (498)        $ (685)

Current Ratio                                0.8            0.8
Debt Ratio                                    54%            46%
Ratio of Earnings to Fixed Charges           2.8x           4.0x


OUTLOOK

      CSX anticipates overall favorable results for the year at its operating units compared to 1996. Consistent with the first nine months of the year, the company's rail unit will drive the favorable results. The company will closely monitor the effects of the rail operating problems in the western United States to minimize their effect on its operations. The company anticipates continued rate pressure at the container-shipping and barge units in the fourth quarter and will focus on customer service, safety and cost control throughout its units in order to enhance core earning power and increase shareholder value.

      Continuing the trend of the first nine months, the rail unit expects to deliver strong fourth quarter results, including an improved operating ratio. Strong merchandise traffic is expected to offset continued weakness in export coal volume.

      At the container-shipping unit, management will focus on increasing volume and taking out costs to help mitigate the continuing difficult rate environment.

      While grain rates have adversely affected the barge unit through the first nine months, the company is expecting to see these rates improve with the strong U.S. crop, however, not at levels reached in prior years. The intermodal unit forecasts overall improvement compared to prior year levels, attributable to the network redesign it implemented in 1996. With increased demand for its services, the contract logistics unit anticipates its double-digit growth to continue into the fourth quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

JOINT CSX/NORFOLK SOUTHERN ACQUISITION OF CONRAIL

CSX/Norfolk Southern Agreement
------------------------------

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

Joint CSX/Norfolk Southern STB Application
------------------------------------------

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

Proposed Division of Conrail Routes
-----------------------------------

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

      In addition to the joint STB application, further information regarding the Transaction is contained in the following documents: (1) the company's Tender Offer Statement on Schedule 14D-1, together with exhibits thereto, initially filed with the Securities and Exchange Commission (the Commission) on December 6, 1996, as amended; (2) the company's Form 8-K filed with the Commission on June 4, 1997 to report completion of the joint tender offer and subsequent merger, to report the amendment and restatement of its credit agreement with bank lenders, and to present certain historical financial statements and pro forma financial statements giving effect to the Transaction;
(3) the company's Form S-4 originally filed with the Commission on June 5, 1997 and subsequently amended on August 11, 1997 relating to an offer to exchange $2.5 billion in privately-placed debentures for newly-issued publicly tradeable debentures having substantially identical terms; (4) the company's Form 8-K filed with the Commission on July 8, 1997 to report the filing of the STB application and provide as an exhibit the definitive Transaction Agreement entered into by the company, Norfolk Southern, Conrail, and certain affiliates of the respective companies; and (5) the company's Form 8-K filed with the Commission on August 8, 1997 to update certain historical financial statements and pro forma financial statements giving effect to the Transaction.

Financing Arrangements
----------------------

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

to 8.30%. In October 1997, the company completed an exchange of the outstanding debentures for newly-issued freely tradeable debentures with substantially identical terms.

      The company expects its long-term debt levels (including the company's portion of Conrail debt) to peak in late 1998 or early 1999 at approximately $6.8 billion, with related interest charges (including interest payments on the company's portion of Conrail debt) to peak at approximately $520 million. Payments to Conrail under operating or similar arrangements and through capital contributions to the jointly-owned acquisition entity will be sufficient to pay obligations on Conrail's outstanding debt instruments in accordance with their terms. The agreement between the company and Norfolk Southern provides that such debt will be shared ratably according to their respective 42% and 58% percentages.

Broadest Geographic Network in Eastern United States
----------------------------------------------------

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

Enhanced Operating Efficiencies and Revenue Growth
--------------------------------------------------

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

Integration Planning
--------------------

      The company is actively planning for the smooth integration of Conrail operations into the CSX rail system after the Control Date. Key initiatives involve all facets of combining the two systems, including safety; customer service; train scheduling, switching, and routing; equipment utilization and track programs; commuter and passenger rail; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSX rail system have also been initiated. It is anticipated that operational integration will take place upon completion of labor agreements with Conrail's contract workforce, currently expected to be in late 1998 or early 1999.

Financial Effects
-----------------

      The company expects that the benefits from the Transaction will begin to build from the date of operational integration and should be largely realized within a three-year period thereafter. Operational integration is expected to occur in late 1998 or early 1999; therefore, for the purposes of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

the following discussion, Year 1, Year 2 and Year 3 roughly correspond to 1999, 2000, and 2001, respectively. Based on joint efforts of the company and Conrail to identify potential cost savings, management currently estimates that the Transaction will lead to quantifiable pretax benefits from increased traffic and cost efficiencies (excluding certain one-time expenses associated with system integration) of approximately $178 million, $305 million and $410 million annually in Years 1, 2 and 3, respectively, compared to the separate operation of the company and its share of Conrail. The benefits include estimated incremental operating income of $58 million, $108 million and $146 million expected through increased traffic in Years 1, 2 and 3, respectively. The remaining pretax benefits will be in the form of operating cost savings, with $120 million, $197 million and $264 million (exclusive of the one-time integration costs) expected to be realized in Years 1, 2 and 3, respectively. Management estimates that the company will, in Years 1, 2 and 3, incur one-time transitional capital expenditures in connection with the integration of operations. Those expenditures are expected to be $322 million through the end of Year 1, $114 million in Year 2, and $52 million in Year 3.

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

      Because of the time required to obtain necessary regulatory and other approvals, the company does not expected integrated operations to have a significant effect on operating and financial results prior to late fiscal 1998 or fiscal 1999. The primary impact of the proposed Transaction on net earnings prior to the integration of operations will be the after-tax effect of the company's share of Conrail's net earnings, reported under the equity method of accounting, less amortization of the excess purchase price and interest on debt incurred to acquire the Conrail investment. Net cash flow prior to operational integration is expected to be reduced by interest payments on the acquisition debt. At September 26, 1997, the average interest rate on debt incurred to acquire Conrail shares was approximately 6.8%. The degree of negative impact on net earnings and net cash flow during the remainder of 1997 and 1998 will depend primarily on the net earnings reported by Conrail and the average interest rate and timing of interest payments on the related debt.

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

OTHER MATTERS

New Orleans Jury Verdict
------------------------

      In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood.

      The facts of the case indicate that the damages awarded are extremely high and CSXT has excellent grounds for appeal. A National Transportation Safety Board (NTSB) investigation concluded that the probable cause of the incident was improper installation, maintenance and closing of a gasket at the bottom of the tank car. CSXT did not manufacture the tank car, did not install the gasket, did not load the tank car, and did not transport the car. As a common carrier, CSXT had a legal obligation to accept the car, which had been certified by its owner as safe for carriage of the chemical and inspected by the rail carrier that left the car on CSXT's track. The fire started approximately six hours after the car was placed on CSXT's track, and federal safety laws did not require inspection by CSXT until 48 hours after placement. Although the NTSB issued recommendations to other parties involved in the incident to prevent similar occurrences and to minimize their effects, no such recommendations were made with respect to CSXT. Many residents were inconvenienced by the evacuation, and some were treated for exposure to the chemical and the fire, though the size of the class of persons claiming injury is in dispute. Ultimately, no one suffered serious injury, no lives were lost, no significant property damage occurred, and no jobs were lost.

      CSXT is pursuing an aggressive strategy on all legal fronts and believes that the punitive damages award will be set aside or reduced so substantially that it will not have any material long-term financial impact on the company or CSXT. To protect its right to appeal the verdict, CSXT may be required to provide a surety bond or other form of security for all or part of the punitive damages award. Management is taking appropriate steps to arrange such security in the event it is ultimately required by the court. At this time, it is not possible to estimate the ultimate impact, if any, from the punitive damages award, and no charge to earnings has been recorded.

      In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision was made for the award in a prior year.

Federal Railroad Administration/Rail Labor/CSXT Joint Review on Safety
----------------------------------------------------------------------

      On October 16, 1997, the Federal Railroad Administration (FRA) issued a report on a joint review on safety on the CSXT rail system. The review was undertaken as a cooperative effort with CSXT and rail labor, and was conducted between July and September 1997. CSXT and its labor representatives, in cooperation with the FRA, are actively addressing the issues cited in the report and have already initiated numerous actions to ensure that all issues are fully resolved. CSXT has demonstrated an improving safety record over time and, in recent years, has been among the safest Class I freight railroads in the nation. The cooperative effort with rail labor and the FRA reaffirms the commitment to safety by all parties involved and helps ensure that safety will remain the top priority as CSXT plans the integration of Conrail lines into its system.

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

            2. A report was filed on August 8, 1997, reporting Item 7, Financial
               Information and Exhibits - (1) unaudited condensed consolidated financial statements of Conrail for the six months ended June 30, 1997; and (2) pro forma condensed consolidated financial statements of the company as of and for the six months ended June 27, 1997 and the fiscal year ended December 27, 1996, adjusted to reflect its acquisition of an interest in Conrail.

            3. A report was filed on September 9, 1997,  reporting Item 5, Other
               Events - issuance of press release by the company on September 8, 1997 related to New Orleans jury award; and Item 7, Financial Information and Exhibits - Press Release issued by the company on September 8, 1997.




                                    Signature


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CSX CORPORATION
                                       (Registrant)


                                  By:  /s/JAMES L. ROSS
                                       ----------------
                                       James L. Ross
                                       Vice President and Controller
                                       (Principal Accounting Officer)
Dated:  October 29, 1997