Form 10-K405
period 1997-12-26
CSX CORP
filed 1998-02-18
CIK 277948

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Fiscal Year Ended December 26, 1997

                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from              to
                                       ------------    ------------

                          Commission File Number 1-8022
                                                 ------

                                 CSX Corporation
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Virginia                             62-1051971
       -------------------------------         ---------------------
       (State or other jurisdiction of            (I.R.S. Employer
        incorporation or organization)          Identification Number)


  901 East Cary Street, Richmond, Virginia           23219-4031
  ----------------------------------------           ----------
  (Address of principal executive offices)           (Zip Code)


       Registrant's telephone number, including area code: (804) 782-1400


Securities Registered Pursuant to Section 12(b) of the Act:

                                           Name of each exchange
         Title of each class                on which registered
      --------------------------          -----------------------
      Common Stock, $1 Par Value          New York Stock Exchange


Securities Registered Pursuant to Section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

On January 23, 1998, the aggregate market value of the Registrant's voting stock held by non-affiliates (using the New York Stock Exchange closing price) was $11 billion.

On January 23, 1998, there were 218,308,863 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The proxy statement for the annual meeting of security holders on April 28, 1998, is incorporated by reference for Part III.


ITEM CAPTIONS AND INDEX -- FORM 10-K ANNUAL REPORT

Item No.                                                         Page
Part I
  1. Business..............................................3-4, 12-27
  2. Properties.......................................12-27, 33-34,39
  3. Legal Proceedings....................................10,18-19,48
  4. Submission of Matters to a Vote of Security Holders..........N/A
 4a. Executive Officers of the Registrant..........................52

Part II
  5. Market for the Registrant's Common Equity and
      Related Stockholder Matters...............................54-56
  6. Selected Financial Data........................................4
  7. Management's Discussion and Analysis of
      Financial Condition and Results of Operations.............12-27
  8. Financial Statements and Supplementary Data..........See Item 14
  9. Changes in and Disagreements with Accountants
      on Accounting and Financial Disclosure......................N/A

Part III
 10. Directors and Executive Officers of the Registrant...........(a)
 11. Executive Compensation.......................................(a)
 12. Security Ownership of Certain Beneficial Owners
      and Management..............................................(a)
 13. Certain Relationships and Related Transactions...............(a)

Part IV
14. Exhibits, Financial Statement Schedules and Reports
     on Form 8-K
      a. Consolidated Statement of Earnings for the
         Fiscal Years Ended Dec. 26, 1997, Dec. 27, 1996,
         and Dec. 29, 1995.........................................29

         Consolidated Statement of Cash Flows for the
         Fiscal Years Ended Dec. 26, 1997, Dec. 27, 1996,
         and Dec. 29, 1995.........................................30

         Consolidated Statement of Financial Position at
         Dec. 26, 1997, and Dec. 27, 1996..........................31

         Consolidated Statement of Changes in Shareholders'
         Equity for the Fiscal Years Ended Dec. 26, 1997,
         Dec. 27, 1996, and Dec. 29, 1995..........................32

         Notes to Consolidated Financial Statements for the
         Fiscal Years Ended Dec. 26, 1997, Dec. 27, 1996,
         and Dec. 29, 1995......................................33-50

         Report of Independent Auditors............................51

      b. Reports on Form 8-K: None.

      c. See Index to Exhibits.....................................61

      d. Audited Consolidated Financial Statements and
          Schedule of Conrail Inc. for the Years Ended
          Dec. 31, 1997, 1996 and 1995.


(a) Part III will be incorporated by reference from the registrant's 1998 Proxy Statement pursuant to instructions G(1) and G(3) of the General Instructions to Form 10-K.

                                CSX Corporation

CSX  Corporation  is  a  Fortune  500  transportation  company  providing  rail,
intermodal,   container-shipping,   barging  and  contract   logistics  services
worldwide.

Our holdings include: CSX Transportation Inc., Sea-Land Service Inc., CSX Intermodal Inc., American Commercial Lines Inc. and Customized Transportation Inc.

The company's non-transportation interests include: The Greenbrier, the Grand Teton Lodge Company, and CSX Real Property Inc. CSX also holds a majority interest in Yukon Pacific Corporation.

In 1997, CSX generated more than $10.6 billion of operating revenue.

                              Financial Highlights

(Millions of Dollars, Except Per Share Amounts)

                                        1997(a)      1996      1995(b)    1994(c)   1993(d)
                                       -----------------------------------------------------
SUMMARY OF OPERATIONS
    Operating Revenue                  $10,621     $10,536    $10,304    $ 9,409    $ 8,766
    Operating Expense                    9,038       9,014      8,921      8,227      7,792
    Restructuring Charge(e)                 --          --        257         --         93
                                       -----------------------------------------------------
        Total Operating Expense          9,038       9,014      9,178      8,227      7,885
                                       -----------------------------------------------------
    Operating Income                   $ 1,583     $ 1,522    $ 1,126    $ 1,182    $   881
                                       -----------------------------------------------------
    Net Earnings                       $   799     $   855    $   618    $   652    $   359
                                       -----------------------------------------------------

PER COMMON SHARE(f)
    Net Earnings                       $  3.67     $  4.00    $  2.94    $  3.12    $  1.73
    Net Earnings, Assuming Dilution    $  3.62     $  3.96    $  2.91    $  3.08    $  1.71
    Cash Dividends                     $  1.08     $  1.04    $   .92    $   .88    $   .79
    Market Price - High                $ 62.44     $ 53.13    $ 46.13    $ 46.19    $ 44.07
                 - Low                 $ 41.25     $ 42.25    $ 34.63    $ 31.57    $ 33.19
                                       -----------------------------------------------------

PERCENTAGE CHANGE FROM PRIOR YEAR
    Operating Revenue                       .8%        2.3%       9.5%       7.3%       2.5%
    Operating Expense                       .3%       (1.8)%     11.6%       4.3%      (5.4)%
    Operating Expense, Excluding
     Restructuring Charge                   .3%        1.0%       8.4%       5.6%       2.0%
    Cash Dividends Per Common Share        3.8%       13.0%       4.5%      11.4%       3.9%
                                       -----------------------------------------------------

SUMMARY OF FINANCIAL POSITION
    Cash, Cash Equivalents and
     Short-Term Investments            $   690     $   682    $   660    $   535    $   499
    Working Capital Deficit            $  (532)    $  (685)   $(1,056)   $  (840)   $  (704)
    Total Assets                       $19,957     $16,965    $14,282    $13,724    $13,420
    Long-Term Debt                     $ 6,416     $ 4,331    $ 2,222    $ 2,618    $ 3,133
    Shareholders' Equity               $ 5,766     $ 4,995    $ 4,242    $ 3,731    $ 3,180
    Book Value Per Common Share(f)     $ 26.41     $ 23.04    $ 20.15    $ 17.81    $ 15.27
                                       -----------------------------------------------------

EMPLOYEE COUNT(g)
    Rail                                27,864      28,559     29,537     29,729     30,461
    Other                               19,047      18,755     18,428     17,974     17,847
                                       -----------------------------------------------------
        Total                           46,911      47,314     47,965     47,703     48,308
                                       -----------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.


(a) Net earnings for 1997 include the effects of the company's 42% investment in Conrail Inc. (Conrail). Pending regulatory approval of the joint acquisition of Conrail by CSX and Norfolk Southern Corporation, the ownership interest in Conrail is being held in a voting trust and the company is not permitted to consolidate its portion of the Conrail system with its rail operations. Under the equity method of accounting, the company has recognized income from its share of Conrail's net earnings, as well as expense for amortization of its purchase price in excess of its share of Conrail's net book value. The combined effect of these items, net interest on debt issued to acquire the investment, and other expenses related to the joint acquisition reduced the company's net earnings for 1997 by $97 million, 43 cents per share.

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

(d) The company revised its estimated annual effective tax rate in 1993 to reflect the change in the federal statutory income tax rate from 34% to 35%. The effect of this change was to increase income tax expense for 1993 by $56 million, 26 cents per share. Of this amount, $51 million, 24 cents per share, related to applying the newly enacted statutory income tax rate to deferred tax balances as of Jan. 1, 1993.

(e) In 1995, the company recorded a $257 million pretax charge to recognize the estimated costs of initiatives to revise, restructure and consolidate specific operations and administrative functions at its rail and container-shipping units. The 1995 restructuring charge reduced net earnings by $160 million, 76 cents per share. In 1993, the company recorded a $93 million pretax charge to recognize the estimated costs of restructuring certain operations and functions at its container-shipping unit. The 1993 restructuring charge reduced net earnings by $61 million, 30 cents per share.

(f) Net earnings per common share, assuming dilution, includes the effect of potentially dilutive securities such as stock options on average common shares outstanding and has been calculated in accordance with the provisions of Financial Accounting Standards Board Statement No. 128, "Earnings Per Share," adopted by the company in 1997. Amounts per common share for 1993 through 1995 have been restated to reflect a 2-for-1 common stock split distributed to shareholders in December 1995.

(g) Employee counts based on annual averages.

                               Chairman's Message

[PHOTO]

              1997 was a historic year for CSX Corporation, one in which we embarked on a course that will transform our company and create immense potential for growth and prosperity.

The landmark agreement to divide Conrail with Norfolk Southern -- the most important milestone for CSX since the 1980 merger that created the company -- significantly advances our strategic interests. It gives CSX a new, important dimension: an opportunity to grow rail revenues substantially and enhance our earnings power greatly.

Once the Surface Transportation Board (STB) approves the Conrail transaction and we have combined Conrail's Northeast and Midwest operations with CSX Transportation's larger, complementary network, we will markedly change the competitive environment for transportation services in the region. For the first time, Eastern railroads will be in a position to compete effectively with trucks -- especially on north-south shipments - for an important share of the $77 billion intercity transportation market in the East.

Such a robust competitive environment will set the stage for a growing and dynamic CSX. We will create growth for ourselves and for the customers and communities we serve, bringing more business and more jobs to the region. By attracting freight to the rails and accommodating communities and rail passenger services in the region, we will improve highway safety and the environment while reducing highway maintenance and construction costs. These important public benefits can be achieved only with approval of this transaction.

No railroad merger in recent history has experienced as lengthy and as thorough a review as this transaction will have undergone by the time it is approved in mid-1998. We are making the most of this time. Since the middle of last year, hundreds of our employees and managers, along with their counterparts at Conrail, have been involved in an intense planning process to ensure the effective and efficient integration of our portion of Conrail's operations. We are delighted with the quality of the Conrail employees and the railroad they have created.

[PHOTO]

               Continued improvement in safety and in service will be key to our ability to compete more effectively.


We are taking a fresh look at how we run our railroad, while conducting a parallel review of the way Conrail approaches the same operational tasks. This review will allow us to improve overall service by adopting a best-practices approach to the Conrail integration, one that takes full advantage of the best each organization has to offer.

Our management team also has studied the recent rail mergers in the Western United States and the safety issues and service disruptions there that frustrated shippers and raised concerns among them about our own transaction. The Western railroads, their customers and the regulatory agencies have been open and candid with us, sharing many valuable lessons. While we are certain to encounter bumps in the road when we move forward, we are confident in our abilities and committed to accomplishing two imperatives: continued improvement in safety and in customer service. Both are key to our ability to compete more effectively with trucks and to achieve our growth strategy.

We realize that integrating two great rail systems is a huge, complex task, but our employees and those who will be joining us from Conrail are up to the challenge. We will move forward with our integration process only when the necessary labor agreements, staffing, capital improvements, technology enhancements and operating plans are tested and in place.

The Conrail transaction affords us an exciting opportunity to usher in a new era of transportation in the East. We firmly believe the new CSX will be a powerhouse company, fully capable of meeting our aggressive growth, profit and free cash flow targets, thus creating exceptional value for our shareholders.

                             1997 FINANCIAL RESULTS

Strong performances by our rail, intermodal and contract logistics units during 1997 were tempered by disappointing results at our container-shipping and barge companies. Still, CSX produced operating income of $1.58 billion, up 4% from 1996's record level.

On a consolidated basis, CSX earned $799 million in 1997, or $3.62 a share on a diluted basis, vs. $855 million in 1996, or $3.96 a share. 1997 earnings reflected the impact of the Conrail transaction, including the interest expense on the money we borrowed to finance the transaction. Excluding the effects of the Conrail transaction, CSX would have earned $896 million, up 5% from 1996's record. These were solid results, considering the severe impact that rate erosion exerted at our container-shipping and barge companies.

Our shareholders were rewarded with returns that outpaced rail industry peers. The total return of CSX stock in 1997, including reinvested dividends, was 30.5%, exceeding that of the S&P Railroad Index and Dow Jones Industrial Average and only slightly trailing that of the S&P 500 Index. Confidence in CSX's financial strength and future earnings growth led the CSX Board of Directors to raise the quarterly dividend 15%, from 26 cents a share to 30 cents a share.

               We will maintain our focus on improving performance and profitability.


RAIL RESULTS
While devoting considerable attention to the Conrail acquisition and integration planning, our rail unit, CSX Transportation Inc. (CSXT), maintained its focus on cutting costs, improving service and increasing revenue in 1997. The result was another operating income record of $1.23 billion, up 9% from 1996's level.

The railroad's strategy to grow its business was evident in the merchandise sector, where revenue rose 4%. Total revenue growth was held to 2%, however, as mild weather and weak foreign demand reduced coal revenue.

CSXT's determined campaign to control costs, combined with its strategy to improve margins, continued to pay dividends. The operating ratio, a productivity measure that divides operating expense by operating revenue, improved to a record 75.4%, down a point and a half from 1996's level and an impressive 12 points since 1990.


PRO FORMA NET EARNINGS
(Millions of Dollars, Except Per Share Amounts*)

                          1997               1996               1995
                     ----------------------------------------------------
Description                   Per                Per                Per
(all after tax)       Amt.   Share       Amt.   Share       Amt.   Share
-------------------------------------------------------------------------
Net Earnings
  as Reported        $799    $3.62      $855    $3.96      $618    $2.91
Effect of
  Investment
  in Conrail           97      .43        --       --        --       --
Net Gains from
  Investment
  Transactions         --       --        --       --       (51)    (.24)
Restructuring
  Charge               --       --        --       --       160      .76
                     ----    -----      ----    -----      ----    -----
Pro Forma
 Net Earnings        $896    $4.05      $855    $3.96      $727    $3.43
                     ====    =====      ====    =====      ====    =====

* All per-share amounts assume dilution. Per-share amounts for 1995 have been adjusted to reflect a 2-for-1 stock split.


INTERMODAL RESULTS
CSX Intermodal Inc. (CSXI) produced 1997 operating income of $46 million, up 31% from the prior year's level. The improved results reflected both stronger demand for intermodal service and the favorable results of CSXI's action in 1996 to streamline its national intermodal network. That network redesign eliminated less-profitable routes and enhanced traffic and service levels on more-profitable routes.

Late in the year, Les Passa, a 20-year veteran of Conrail and a highly respected member of its management team, took the reins as chief executive officer of CSXI. His leadership strength and knowledge of Conrail operations and markets will be of great value to CSX as our intermodal company adds critical Conrail routes and makes significant investments to its expanded intermodal network.

Intermodal service -- when trailers and containers are placed directly on rail cars for longer hauls -- is the rail industry's fastest growing sector. CSXI will be an increasingly important contributor to CSX earnings as we absorb Conrail routes and move significant volumes of freight off the nation's congested highways.

CONTAINER-SHIPPING RESULTS
Our container-shipping business, Sea-Land Service Inc. (Sea-Land), performed admirably in adverse market conditions. Excess capacity in the container-shipping industry has resulted in significant rate deterioration over the past two years in most major trade lanes. Sea-Land offset much of the impact of lower rates through stringent cost control and higher volumes. In 1997, the company handled 1.65 million loads, up 7% from 1996's level, but the average rate it received for shipping a container fell 8%. Consequently, operating income at Sea-Land fell 13% to $278 million.

Though disappointed with prevailing industry conditions, we are encouraged that Sea-Land has weathered this period of severe rate declines better than its competitors and has increased its market share significantly in key trade lanes. Furthermore, we see continued consolidation within the container-shipping industry and increased government deregulation as promising signs that the industry is responding favorably to rational market forces.

BARGING RESULTS
Severe flooding and a difficult rate environment dealt a double blow to American Commercial Lines (ACL), our barging company. The worst flooding along the Ohio River in 30 years shut down portions of the river system beginning in March and resulted in restricted operations along the Ohio and Lower Mississippi rivers through May. In addition, lower demand for U.S. grain exports reduced freight rates for grain and other dry cargo. This combination of events led to a 38% drop in ACL's operating income, to $69 million.

More favorable barge operating conditions are expected in 1998, though rate pressures are likely to persist. Improved grain demand, coupled with stringent cost control, should produce improved results.

[PHOTO]

CONTRACT  LOGISTICS RESULTS
Customized Transportation Inc. (CTI), our contract logistics company, has enjoyed terrific growth in recent years by helping businesses more effectively and efficiently manage and coordinate their delivery and supply systems. In 1997, CTI continued its unbroken record of performance improvement since joining the CSX family in 1993. Revenue rose 23% and operating income rose 40% to $24 million.



                                 LOOKING AHEAD


               1998 promises to be a year of unprecedented activity, challenge and opportunity for CSX.


We eagerly await the completion of the regulatory review of the proposed Conrail acquisition so we can begin achieving the sizable benefits that will flow from the extension of single-line service to customers, consumers and communities within the Conrail territory.

We also look forward to competing aggressively throughout the Conrail service territory with Norfolk Southern, our partner and competitor, as we restore rail competition to the East and take freight off the highways.

As we push ahead with our Conrail integration planning, we will maintain our focus on improving the performance and profitability of each CSX transportation unit. As always, our efforts will be driven by our commitment to maximize shareholder value.

Clearly, 1998 will be a watershed year for CSX. Our employees and those who will be joining us from Conrail are eager to begin leveraging the strengths of our two great companies. I have complete confidence in their ability to execute a smooth transition that will enable CSX to emerge from the Conrail acquisition as the best rail-based transportation company in the nation.


                                       /s/ John W. Snow
                                           ------------
                                           John W. Snow
                                           Chairman and Chief Executive Officer

                            Public Policy Statement


               In 1997, government at all levels again played an important role in several issues touching the heart of CSX's business. Decisions made in 1998 will affect not only our company but the entire transportation industry.


CONRAIL
The successful completion of the acquisition of Conrail by CSX and Norfolk Southern Corporation is of critical importance to us. It is now the subject of a painstaking, 345-day review by the Surface Transportation Board (STB), the federal agency that must approve the acquisition.

Excellent progress has been made. We have been successful in building strong support not only from government officials, but from our major shippers and shipper organizations as well. It is noteworthy that the Department of Justice and the Department of Transportation, U.S. government agencies that have been skeptical of railroad mergers in the past, had comments about the transaction, but did not oppose it. The public benefits of the acquisition -- increased rail competition, improved service and the diversion of trucks from congested highways--were clearly recognized by the more than 2,000 shippers and 14 states, from Massachusetts to Florida, that have officially endorsed the CSX-Conrail acquisition. As a result of this public support, Congress rejected legislative efforts to block or delay the transaction.

As we write this, the STB continues its careful study of the impact of the transaction on the environment, customers, employees, communities, passenger service and safety. The problems that occurred in the West, following the Union Pacific-Southern Pacific merger, have raised concerns among shippers over whether mergers of this magnitude can be implemented smoothly.

We are determined that our transaction will not repeat what happened in the West. The railroad that CSX will acquire is much smaller, well run and in excellent condition financially and otherwise. Its employees are highly skilled and motivated. From the outset of the transaction, CSX has been planning with great intensity for the integration of the railroads in such key areas as safety, capital improvements, information technology, manpower and labor agreements. Combined operation of Conrail lines will not begin until these components are effectively in place and service can be assured. We are already working with our shippers, public constituents and labor to assure a smooth transition.

COMMITMENT TO SAFETY
Above all, CSX is committed to operating in the safest manner possible. In October, the United Transportation Union (UTU) and CSX Transportation (CSXT) entered into a partnership to build a model rail industry safety process. Working with the Federal Railroad Administration (FRA), the UTU and CSXT will develop specific action plans to improve safety and to foster greater cooperation between union employees and managers. In December, CSX submitted its Safety Integration Plan for the new CSX rail system to the STB. This first-of-its-kind document spells out the careful processes by which the safety aspects of the Conrail integration and consolidated operation of the systems will be addressed.

In terms of legislation, as Congress prepares to take up the Federal Railroad Safety Act in 1998, CSXT is working to improve upon the gains made in rail transportation safety over the past decade. The most important objective is to set realistic standards by which to measure safety improvements.

"OPEN ACCESS" AND  RE-REGULATION
The Staggers Rail Act of 1980, which freed the railroads from outdated economic regulation, set the stage for the remarkable recovery of the railroads from the financial disasters of the 1970s. Now there are calls from some shippers for a return to the old era of stifling government intervention. Some of this new regulation is bring given the misleading label of "competitive" or "open" access.

In reality, what some shippers want is to force a freight railroad such as CSXT to allow other railroads to operate over its property without fair compensation. Far from creating competition in a free marketplace, this so-called "open" access would have to be administered by a government agency and would result in long regulatory proceedings that would take away the economic benefits of freedom from regulation.

Another proposal would simply gut the Staggers Act by repealing its key provisions. Almost all rail rates would again be subject to challenge before a regulatory agency, and railroads would lose the ability to price their services based on competitive market forces.

From the vantage point of today's multibillion dollar freight business, it is easy to forget that just 20 years ago, when shipping rates and virtually every other aspect of the freight rail business were tightly controlled by government regulators, America's railroads were on the brink of collapse. In fact, nearly a fourth of the nation's rail assets were then in bankruptcy. The last thing today's railroads or their customers need is a return to a failed system of government regulation that did not work then and will not work now. The impact of the current proposed changes would be to wreck the balance that exists today between the interests of shippers and railroads. They would jeopardize the ability of railroads to attract needed capital and to provide the safe and reliable service our customers want and expect.

[PHOTO]
[PHOTO CAPTION]  CSX will continue working to insure that changes to rail safety laws are consistent with our widely acclaimed safety process and our voluntary safety programs.

TORT REFORM
CSX has been a proponent of tort reform for some time, and the urgency for that reform hit home this year with a jury verdict against CSXT of $2.5 billion in punitive damages.

The case grew out of a tank car leak and fire in New Orleans for which CSXT was in no way responsible -- an incident that fortunately caused local residents no serious injuries or significant property damage. Moreover, after a very careful and thorough investigation, the National Transportation Safety Board confirmed CSXT was not at fault for the incident. But the event provided further evidence of the need to restore rationality to our civil-justice system and to rein in greedy trial lawyers and runaway juries.

We are pleased that the Louisiana Supreme Court vacated and set aside the judgment until all liability issues have been determined. We are now working to undo the remaining injustice of the case. Although our case was extreme, it was far from the only instance of huge punitive awards bearing no relationship to fault. There is something fundamentally wrong with a system that allows penalties to be assessed based on the depth of a company's pockets rather than its responsibility for an incident. Laws define unacceptable conduct and set the penalties to be imposed for not abiding by its rules. The very existence of a system permitting unlimited punitive damages for ill-defined actions encourages lawyers to inflame juries and juries to ignore the facts and, instead, to act on pure emotion.

Lawyers, government officials and the general public should be deeply concerned about punitive damages that effectively distort the rule of law and punish capriciously. The law should never tolerate distinctions based on status. This is a fight that should not be left solely to business interests, but should be of concern to every citizen.


MARITIME ISSUES
Because of the overriding importance of the Conrail transaction, our main public policy focus has been on rail issues. There also is legislation of great significance for the future of the maritime industry, which the Congress should act on during 1998. One bill would reduce economic regulation of the container-shipping industry. This legislation, which has the strong support of CSX and its subsidiary Sea-Land, will give shipping lines the freedom they need to negotiate service contracts tailored to the needs of their customers. Another piece of legislation awaiting action is a bill to carry out the terms of the international treaty to eliminate subsidies by foreign governments to their shipyards and to allow U. S. shipyards to compete effectively.


THE YEAR AHEAD
1998 will be a critical year in which the future structure of the rail industry will be decided by the STB and in which Congress may make important decisions affecting the rail and maritime transportation industries. While the Conrail acquisition will be of paramount importance, high on our agenda will be ensuring that any changes to rail safety laws are consistent with our voluntary safety programs, and turning back efforts to reimpose burdensome economic regulation on the railroads. CSX will continue to play an active role in public policy debates concerning transportation, to ensure that the outcomes enhance our ability to provide safe, reliable and efficient transportation services to our customers and superior returns to our shareholders.

                                Financial Policy

CSX'S FINANCIAL PRINCIPLES
The management of CSX Corporation reports the company's financial condition and results of operations in an accurate, timely and conservative manner in order to give shareholders all the information they need to make investment decisions about the company.

In this section, financial information is presented to assist you in understanding the sources of earnings, the financial resources of the company and the contributions of the major business units. In addition, certain information needed to meet the Securities and Exchange Commission's Form 10-K requirements has been included in the Notes to Consolidated Financial Statements.

Our key objective is to increase shareholder value by improving the return on invested capital and maximizing free cash flow. To achieve these goals, managers utilize the following guidelines in conducting the financial activities of the company:

    Capital - CSX business units are expected to earn returns in excess of the CSX cost of capital. Business units that do not earn a return above the CSX cost of capital and do not generate an adequate level of free cash flow over an appropriate period of time will be evaluated for sale or other disposition.

    Taxes - CSX will pursue all available opportunities to pay the lowest federal, state and foreign taxes, consistent with applicable laws and regulations and the company's obligation to carry a fair share of the cost of government. CSX also works through the legislative process for lower tax rates.

    Debt Rating - The company will strive to maintain its investment grade debt ratings, which allow cost-effective access to financial markets. The company will manage its business operations in a manner consistent with meeting this objective, insuring adequate cash to service its debt and fixed charges.

    Derivative Financial Instruments - From time to time the company may employ derivative financial instruments as part of its risk management program. The objective is to manage specific risks and exposures, not to trade such instruments for profit or loss.

    Dividends - The cash dividend is reviewed regularly in the context of inflation and competitive dividend yields. The dividend may be increased periodically if cash flow projections and reinvestment opportunities show the higher payout level will best benefit shareholders.

CSX cannot always guarantee that its goals will be met, despite its best efforts. For example, revenue and operating expenses are affected by the state of the economy and the industries the company serves. Changes in regulatory policy can drastically change the cost and feasibility of certain operations. The impact of factors such as these, along with the uncertainty involved in predicting future events, should be borne in mind when reading company projections or forward-looking statements in this report.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING
The consolidated financial statements of CSX have been prepared by management, which is responsible for their content and accuracy. The statements present the results of operations, cash flows and financial position of the company in conformity with generally accepted accounting principles and, accordingly, include amounts based on management's judgments and estimates.

CSX and its subsidiaries maintain internal controls designed to provide reasonable assurance that assets are safeguarded and that transactions are properly authorized by management and are recorded in conformity with generally accepted accounting principles. Controls include accounting tests, written policies and procedures and a code of corporate conduct routinely communicated to all employees. An internal audit staff monitors compliance with and the effectiveness of established policies and procedures.

The Audit Committee of the board of directors, composed solely of outside directors, meets periodically with management, internal auditors and the independent auditors to review audit findings, adherence to corporate policies and other financial matters. The firm of Ernst & Young LLP, independent auditors, has been engaged to audit and report on the company's consolidated financial statements. Its audit was conducted in accordance with generally accepted auditing standards and included a review of internal accounting controls to the extent deemed necessary for the purpose of its report, which appears on page 51.

                             Analysis of Operations

CSX Corporation, headquartered in Richmond, Va., is a leading provider of multimodal freight transportation and contract logistics services around the world. CSX's unique combination of rail, container-shipping, barging, intermodal and logistics services offers shippers global reach unmatched by any other freight transportation company. The company's goal, advanced at each of its business units, is to provide efficient, competitive transportation and related services for customers and to deliver superior value to CSX shareholders.


CSX TRANSPORTATION INC.
CSXT is a major eastern railroad, providing rail freight transportation over a network of approximately 18,300 route miles in 20 states in the East, Midwest and South; and in Ontario, Canada. Headquartered in Jacksonville, Fla., CSXT accounted for 47% of CSX's operating revenue and 78% of operating income in 1997.


SEA-LAND SERVICE INC.
Sea-Land is the largest U.S.-based ocean carrier and a leader in the global shipping industry. The carrier operates a fleet of 98 container ships and approximately 220,000 containers in U.S. and foreign trade and serves 120 ports. In addition, Sea-Land operates 28 marine terminal facilities across its global network. Headquartered in Charlotte, N.C., Sea-Land accounted for 37% of CSX's operating revenue and 18% of operating income in 1997.


AMERICAN COMMERCIAL LINES INC.
ACL, headquartered in Jeffersonville, Ind., is a family of marine companies providing a wide range of services to the shipping public and other inland waterway carriers. ACL is a leader in barge transportation, operating 135 towboats and more than 3,800 barges on U.S. and South American waterways. Additionally, ACL operates marine construction facilities, river terminals and communications services. ACL accounted for 6% of CSX's operating revenue and 4% of operating income in 1997.


CSX INTERMODAL INC.
CSXI provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. Every week, CSXI runs more than 300 dedicated trains between its 33 terminals. CSXI contributed 6% of CSX's operating revenue and 3% of operating income in 1997.


CUSTOMIZED TRANSPORTATION INC.
CTI is one of the nation's leading third-party logistics providers, offering inventory management, distribution, warehousing, assembly and just-in-time delivery services. The fastest growing unit of CSX, CTI provided 4% of CSX's operating revenue and 1% of operating income in 1997.


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

                             DISCUSSION OF EARNINGS


               CSX produced solid results in 1997, positioning itself to increase core earnings significantly in the years ahead. Strong rail, intermodal and logistics results produced record operating income.


                            Average Return on Assets
                                   (Percent)

                                    [GRAPH]

                       '93*    '94     '95*    '96     '97
                       2.7     4.8     4.4     5.9     4.3

               * Excluding after-tax  restructuring charges and the
                 impact of the 1993 tax-rate increase, return on assets in 1993 and 1995 would have been 3.6% and 5.6%, respectively.

Net earnings for 1997 totaled $799 million, $3.67 per share, compared with $855 million, $4.00 per share, in 1996, and $618 million, $2.94 per share, in 1995. Earnings per share on a diluted basis were $3.62, compared with $3.96 in 1996 and $2.91 in 1995.

The 1997 results include the impact on earnings of the company's 42% investment in Conrail, which has been reported under the equity method of accounting. While the transaction awaits regulatory approval, the company is incurring interest on the debt issued to acquire the investment, as well as certain expenses associated with the acquisition and activities undertaken to prepare for the integration of the CSXT and Conrail systems. Interest on the Conrail-related debt totaled $236 million for the year, while acquisition and integration-related expenses totaled $61 million. Under the equity method of accounting, the company is recognizing income from its proportionate share of Conrail's net earnings and expense for the amortization of its purchase price in excess of its share of Conrail's net book value. Equity in Conrail's net earnings totaled $144 million, and amortization of the excess purchase price totaled $42 million for the year. The combined effect of these items reduced CSX's net earnings by $97 million, 43 cents per share on a diluted basis.

The 1995 net earnings included the effect of a restructuring charge and a non-recurring gain from the issuance of an equity interest in a Sea-Land terminal and related operations in Asia. The restructuring charge reflected the write-down of obsolete telecommunications assets and related employee separation costs at CSXT, as well as costs associated with reflagging five Sea-Land vessels and consolidating Sea-Land's corporate and divisional headquarters in Charlotte, N.C. The combined effect of these items reduced CSX's 1995 net earnings by $109 million, 52 cents per share on a diluted basis.

                            Average Return on Equity
                                   (Percent)

                                    [GRAPH]

                     '93*    '94     '95*    '96     '97
                    11.7    18.6    15.5    18.9    15.2

              * Excluding after-tax restructuring charges and the
                impact of the 1993 tax-rate increase, return on equity in 1993 and 1995 would have been 14.0% and 19.1%, respectively.

Consolidated operating revenue for 1997 was $10.6 billion, 1% above 1996 and 3% above 1995. CSXT contributed $80 million of additional revenue over 1996, largely resulting from strength in its automotive business unit, chemicals and most other merchandise groups. Additionally, the company's intermodal unit increased revenue by 1% to $669 million, reflecting strong demand and a relatively stable rate environment. The contract logistics unit, CTI, posted revenue of $389 million, an increase of $73 million over 1996 and $149 million over 1995. Despite generating significant volume increases, Sea-Land's revenue decreased $60 million to $4.0 billion, due to continued rate weakness across all major trade lanes. ACL generated $618 million of revenue, almost level with 1996's total. Revenue from barge operations at ACL declined 4% from 1996 as a result of rate weakness and difficult weather, although a 10% increase in barge construction and other revenue offset most of the shortfall.

In 1997, all CSX units continued their efforts to control costs through performance improvement initiatives. Consolidated operating expense remained level with 1996 at $9.0 billion. Operating expense in 1995 totaled $9.2 billion, including the $257 million pretax restructuring charge recorded by CSXT and Sea-Land.

Consolidated operating income for 1997 was $1.6 billion, compared with $1.5 billion in 1996 and $1.1 billion in 1995. Absent the restructuring charge, 1995 operating income would have been $1.4 billion.

Other income for 1997 totaled $51 million, compared with $43 million in 1996 and $118 million in 1995. The 1997 total includes $34 million in net income related to the investment in Conrail, consisting of the equity in Conrail's net earnings less amortization of the excess purchase price and acquisition and integration expenses. Other income for 1995 included a $77 million pretax net investment gain related to the issuance of the equity interest in a Sea-Land terminal facility and related operations in Asia.


[PHOTO]
[PHOTO CAPTION]  Performance   Improvement   Teams   work   beyond   traditional
                 boundaries  to  identify  and  close  competitive  gaps.    PIT
                 initiatives  are  responsible  for   millions  in  capital  and
                 operating  expense  savings  since  their  inception  in  1992.


                            DISCUSSION OF CASH FLOW

Cash provided by operating activities totaled $1.6 billion in 1997, compared with $1.4 billion in 1996 and $1.6 billion in 1995. Cash from operations was adequate to fund net property investments and cash dividends in 1997, 1996 and 1995. In addition, CSX funded scheduled long-term debt payments of $98 million, $486 million and $343 million in 1997, 1996 and 1995, respectively.

The company's net cash flow for 1997 and 1996 included significant items related to the Conrail transaction. Cash used to acquire the investment in Conrail totaled $2.2 billion for a 22.1% ownership interest in 1997 and $2.0 billion for a 19.9% interest in 1996. Proceeds from the issuance of long-term debt were used to finance the Conrail acquisition, including $2.5 billion from an offering of fixed rate debentures in 1997 and $2.0 billion from commercial paper in 1996. Approximately $300 million of the proceeds from the debentures was not required to complete the acquisition of the Conrail investment in 1997 and was used to reduce the commercial paper borrowings incurred in 1996. In addition to the acquisition of the ownership interest in Conrail and the related financings, property additions for 1997 included $119 million of expenditures associated with upgrading routes on CSXT's rail system and intermodal facilities in CSXI's network in preparation for the consolidation of CSXT and Conrail lines.

Productivity and restructuring charge payments totaled $51 million, $88 million, and $155 million for 1997, 1996 and 1995, respectively. These payments related principally to CSXT's 1991/92 productivity charge covering labor agreements providing for two-member train crews. Through 1997, the company has made total payments of $975 million related to this productivity charge.


                             Fixed Charge Coverage

                                    [GRAPH}

                      '93*    '94     '95*    '96     '97
                      2.3     3.1     3.2     4.0     2.9

               * Excluding after-tax restructuring charges, fixed
                 charge coverage in 1993 and 1995 would have been 2.5x and 3.7x, respectively.


Asset utilization and capital productivity continue to be areas of significant emphasis at CSX. Capital investments for 1997, including the $119 million in spending to prepare for the Conrail integration, totaled $1.1 billion, down from $1.2 billion in 1996 and 1995. Excluding the Conrail spending, capital investments for 1997 reflect a $217 million reduction from 1996. The reduction is primarily attributable to fewer locomotive deliveries at CSXT in 1997. Capital investments at Sea-Land were down $56 million, primarily due to one-time spending in 1996 to acquire containers previously covered under operating leases.

Cash dividends per common share were $1.08 for 1997, compared with $1.04 in 1996 and 92 cents in 1995. The Board of Directors increased the quarterly dividend to 30 cents per share in the fourth quarter of 1997, reflecting confidence in the company's financial strength and future earnings growth.

CSX expects its operations to continue generating significant cash flow to fund working capital requirements, capital investments, debt obligations and dividends. The company expects to continue to have access to financial markets, if necessary, to fund operations, working capital, or other cash requirements. Two-thirds of the capital spending required to integrate the CSX and Conrail systems is expected to occur in 1998. With this spending, total capital investments are expected to increase to a level near $1.4 billion for the coming fiscal year. Sea-Land's program to add nine high-performance, fuel-efficient container vessels to its fleet was substantially complete at the end of 1997 and, as a result, capital investments at the unit are expected to decline in 1998.


                        DISCUSSION OF FINANCIAL POSITION

Cash, cash equivalents and short-term investments totaled $690 million at Dec. 26, 1997, vs. $682 million at Dec. 27, 1996.

The company's working capital deficit decreased $153 million during 1997, primarily due to reductions in short-term debt levels. The company had a year-end working capital deficit of $532 million in 1997, compared with $685 million in 1996. A working capital deficit is not unusual for CSX and does not indicate a lack of liquidity. CSX maintains adequate resources to satisfy current liabilities when they are due and has sufficient financial capacity to manage its day-to-day cash requirements.

The company's investment in Conrail increased to $4.2 billion at Dec. 26, 1997, from $2.0 billion at Dec. 27, 1996. The increase reflects the change in CSX's ownership interest in Conrail from 19.9% to 42% in May 1997 under the joint acquisition agreement with Norfolk Southern.

Long-term debt at Dec. 26, 1997, totaled $6.4 billion, $2.1 billion higher than the end of fiscal year 1996. The increase is attributable to the issuance of debt to finance the completion of the joint Conrail acquisition. The ratio of debt to total capitalization increased to 52% at the end of 1997, from 46% in 1996.

                           Cash Provided by Operations
                             (Millions of Dollars)

                                    [GRAPH]

                   '93      '94      '95      '96      '97
                  $962    $1,326   $1,567   $1,440   $1,558


[PHOTO]
[PHOTO CAPTION]  CSX Transflo,  a network of  specialized terminals that enables customers not served by rail to transfer product between rail-cars, trucks, and containers, plans to expand its bulk transfer terminal network by more than 50% in 1998, to well over 100 locations.



Operating Results
(Millions of Dollars)
                                                                             1997

                                                      Container                     Contract    Elim./
                                              Rail    Shipping  Intermodal  Barge   Logistics   Other      Total
                                             --------------------------------------------------------------------
Operating Revenue                            $4,989    $3,991      $669      $618      $389      $(35)    $10,621
                                             --------------------------------------------------------------------
Operating Expense
    Labor and Fringe Benefits                 1,963       903        56       151       153        --       3,226
    Materials, Supplies and Other               878     1,191       119       262        61        --       2,511
    Building and Equipment Rent                 349       600        77        40        45        --       1,111
    Inland Transportation                      (158)      757       356        --        83       (35)      1,003
    Depreciation                                429       128        14        39        10        --         620
    Fuel                                        299       197         1        57        13        --         567
    Miscellaneous(b)                             --       (63)       --        --        --        63          --
    Restructuring Charge                         --        --        --        --        --        --          --
                                             ---------------------------------------------------------------------
    Total Operating Expense                   3,760     3,713       623       549       365        28       9,038
                                             ---------------------------------------------------------------------
Operating Income (Loss)                      $1,229    $  278      $ 46      $ 69      $ 24      $(63)    $ 1,583
                                             ---------------------------------------------------------------------
Pro Forma Operating Income (Loss)(c)         $1,229    $  278      $ 46      $ 69      $ 24      $(63)    $ 1,583
                                             ---------------------------------------------------------------------
Operating Ratio(c)                             75.4%     93.0%     93.1%     88.8%     93.8%
                                             ---------------------------------------------------------------------
Average Employment                           27,864     9,105       800     3,559     2,334
                                             ---------------------------------------------------------------------
Property Additions                           $  712    $  251      $ 32      $ 52      $ 13
                                             ---------------------------------------------------------------------



                                                                             1996(a)

                                                      Container                     Contract    Elim./
                                              Rail    Shipping  Intermodal  Barge   Logistics   Other      Total
                                             ---------------------------------------------------------------------
Operating Revenue                            $4,909    $4,051      $660      $622      $316      $(22)    $10,536
                                             ---------------------------------------------------------------------
Operating Expense
    Labor and Fringe Benefits                 1,933       900        63       138       124        --       3,158
    Materials, Supplies and Other               919     1,190       109       242        49        --       2,509
    Building and Equipment Rent                 365       630        73        35        40        --       1,143
    Inland Transportation                     (160)       750       364        --        64       (22)        996
    Depreciation                                416       135        15        36         9        --         611
    Fuel                                        309       192         1        59        13        --         574
    Miscellaneous(b)                             --       (64)       --        --        --        87          23
    Restructuring Charge                         --        --        --        --        --        --          --
                                             ---------------------------------------------------------------------
    Total Operating Expense                   3,782     3,733       625       510       299        65       9,014
                                             ---------------------------------------------------------------------
Operating Income (Loss)                      $1,127    $  318      $ 35      $112      $ 17      $(87)    $ 1,522
                                             ---------------------------------------------------------------------
Pro Forma Operating Income (Loss)(c)         $1,127    $  318      $ 35      $112      $ 17      $(87)    $ 1,522
                                             ---------------------------------------------------------------------
Operating Ratio(c)                             77.0%     92.2%     94.7%     82.0%     94.5%
                                             ---------------------------------------------------------------------
Average Employment                           28,559     8,982     1,090     3,418     2,120
                                             ---------------------------------------------------------------------
Property Additions                           $  764    $  307      $ 24      $ 91      $ 15
                                             ---------------------------------------------------------------------


                                                                             1995(a)

                                                      Container                     Contract    Elim./
                                              Rail    Shipping  Intermodal  Barge   Logistics   Other      Total
                                             ---------------------------------------------------------------------
Operating Revenue                            $4,819    $4,008      $707      $554      $240      $(24)    $10,304
                                             ---------------------------------------------------------------------
Operating Expense
    Labor and Fringe Benefits                 1,900       934        85       122        92        --       3,133
    Materials, Supplies and Other               990     1,231       122       232        46        --       2,621
    Building and Equipment Rent                 373       636        72        20        33        --       1,134
    Inland Transportation                      (160)      730       383        --        41       (24)        970
    Depreciation                                397       139        14        32         6        --         588
    Fuel                                        255       165         1        42        10        --         473
    Miscellaneous(b)                             --       (65)       --        --        --        67           2
    Restructuring Charge                        196        61        --        --        --        --         257
                                             ---------------------------------------------------------------------
    Total Operating Expense                   3,951     3,831       677       448       228        43       9,178
                                             ---------------------------------------------------------------------
Operating Income (Loss)                      $  868    $  177      $ 30      $106      $ 12      $(67)    $ 1,126
                                             ---------------------------------------------------------------------
Pro Forma Operating Income (Loss)(c)         $1,064    $  238      $ 30      $106      $ 12      $(67)    $ 1,383
                                             ---------------------------------------------------------------------
Operating Ratio(c)                             77.9%     94.1%     95.8%     80.9%     94.7%
                                             ---------------------------------------------------------------------
Average Employment                           29,537     9,168     1,434     2,914     1,853
                                             ---------------------------------------------------------------------
Property Additions                           $  765    $  269      $ 57      $ 33      $  8
                                             ---------------------------------------------------------------------


(a) Certain prior-year data have been reclassified to conform to the 1997 presentation.

(b) A portion of intercompany interest income received from the CSX parent company has been classified as a reduction of Miscellaneous expense by the container-shipping unit. This amount was $63 million, $64 million and $65 million in 1997, 1996 and 1995, respectively, and the corresponding charge is included in Eliminations/Other.

(c) Excludes restructuring charge.

                              CONRAIL ACQUISITION

In April 1997, CSX and Norfolk Southern entered into an agreement providing for their joint acquisition of Conrail and the division of its routes and other assets.

Under the terms of the agreement, CSX and Norfolk Southern acquired all outstanding shares of Conrail not already owned by them for $115 per share in cash during the second quarter of 1997. CSX and Norfolk Southern each possess 50% of the voting and management rights of a jointly owned acquisition company, and non-voting equity is divided between the parties to achieve overall economic allocations of 42% for CSX and 58% for Norfolk Southern. Following approval by the STB as described below, Conrail's assets will be segregated within Conrail, and CSX and Norfolk Southern will each benefit from the operation of a specified portion of the Conrail routes and other assets through the use of various operating arrangements. Certain Conrail assets will be operated for the joint benefit of CSX and Norfolk Southern.

The total cost of acquiring the outstanding shares of Conrail under the joint CSX/Norfolk Southern agreement was approximately $9.8 billion. Pursuant to the agreement, CSX has paid 42%, or approximately $4.1 billion, and Norfolk Southern has paid 58%, or approximately $5.7 billion, of such cost. Including its capitalized transaction costs, CSX's total purchase price was approximately $4.2 billion.


JOINT STB APPLICATION
The Conrail shares have been placed in a voting trust pending STB approval of the joint acquisition, control and division of Conrail. The exercise of control over Conrail by CSX and Norfolk Southern remains subject to a number of conditions and approvals, including approval by the STB, which has the authority to modify contract terms and impose additional conditions.

CSX and Norfolk Southern filed an application for control of Conrail with the STB in June 1997. The STB has adopted a schedule that contemplates a decision in late July 1998. CSX believes that the STB will approve the joint application for control without imposing onerous conditions. However, should the application not be approved by the STB, or should the STB impose onerous approval conditions, the closing may be delayed, or CSX may be required to, or may choose to, dispose of some or all of its investment in Conrail in a manner that could cause CSX to incur a loss on its investment in Conrail.

[PHOTO]
[PHOTO CAPTION]  CSX  maintains  a  top-to-bottom  commitment  to  environmental protection.

FINANCING ARRANGEMENTS
CSX originally arranged a $4.8 billion bank credit facility in November 1996 to provide initial financing for the Conrail acquisition and to meet general working capital needs. The facility was amended in May 1997, and the lenders' commitments were reduced to $2.5 billion, reflecting the issuance of fixed rate debentures. Currently, the facility is used as support for commercial paper issuance.

The fixed rate debentures, issued through a $2.5 billion multitranche private offering in May 1997, have maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%.

ENHANCED EFFICIENCIES AND REVENUE GROWTH
Management expects the integration of Conrail operations resulting from the transaction to add approximately $1.7 billion, or 16%, to CSX's annual revenue beginning in the first 12 months following operational consolidation. Management believes that the transaction also will result in growth of the company's rail revenue base through expansion of single-line service and CSX's ability to compete more effectively against trucks on major freight routes.


INTEGRATION PLANNING
The company is actively planning for the smooth integration of Conrail operations into the CSXT rail system after the STB control date. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching, and routing; equipment utilization and track programs; commuter and passenger rail; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSX rail system also have been initiated. Operational integration is expected to take place once the necessary implementing agreements have been reached, which currently is anticipated in late 1998.


FINANCIAL EFFECTS
Including transaction costs, the overall purchase price paid by CSX exceeded the historical book value of its proportionate share of Conrail's net assets by approximately $2.9 billion. A substantial portion of the excess purchase price is expected to be allocated to reflect the fair value of Conrail's property and equipment. The company has based its provision for amortization of the excess purchase price on preliminary estimates of the fair values of such property and equipment and estimates of their remaining useful lives, as well as estimates of the fair values of other assets and liabilities of Conrail.

Because of the time required to obtain necessary regulatory and other approvals, CSX does not expect integrated operations to have a significant effect on operating and financial results prior to fiscal 1999. The primary impact of the Conrail transaction on net earnings prior to the integration of operations will be the after-tax effect of the company's share of Conrail's net earnings, reported under the equity method of accounting, less amortization of the excess purchase price and interest on debt incurred to acquire the Conrail investment. Net cash flow prior to operational integration is expected to be reduced by interest payments on the acquisition debt. At Dec. 26, 1997, the average interest rate on debt incurred to acquire Conrail shares was approximately 6.9%. The degree of negative impact on net earnings and net cash flow during 1998 will depend primarily on the net earnings reported by Conrail and the average interest rate and timing of interest payments on the related debt.

                                 OTHER MATTERS
LITIGATION
In September 1997, a state court jury in New Orleans returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material.

In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSX believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive strategy on all legal fronts, and management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

CSX has been advised that activities of a former subsidiary that administered U.S. government guaranteed student loans are under investigation. The subsidiary was sold in 1992. The U.S. Attorney's Office has said that it may institute proceedings against CSX based on government insurance payments made on uncollected loans as a result of alleged processing deficiencies or errors before the sale. While the amount of potential damages is not yet reasonably estimable, based upon information currently available to the company, management believes any adverse outcome will not be material to CSX's results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

ENVIRONMENTAL MANAGEMENT
CSX generates and transports hazardous and nonhazardous waste in its current and former operations, and is subject to federal, state and local environmental laws and regulations. The company has identified approximately 250 sites at which it is or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. Approximately 120 of these sites are or may be subject to remedial action under the federal Superfund statute or similar state statutes. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, CSX's ultimate environmental liability may include costs relating to other parties, in addition to costs relating to its own activities at each site.


A liability of $99 million has been accrued for future costs at all sites where the company's obligation is probable and where such costs can be reasonably estimated; however, the ultimate cost could be higher or lower than the amounts currently provided. The liability includes future costs for remediation and restoration of sites, as well as for ongoing monitoring costs, but excludes any anticipated recoveries from third parties. Cost estimates were based on information available for each site, financial viability of other potentially responsible parties (PRPs), and existing technology, laws and regulations. CSX believes that it has made adequate provision for its ultimate share of costs at sites subject to joint and several liability. However, the ultimate liability for remediation is difficult to determine with certainty because of the number of PRPs involved, site-specific cost-sharing arrangements with other PRPs, the degree of contamination by various wastes, the scarcity and quality of data related to many of the sites, and/or the speculative nature of remediation costs.

Total expenditures associated with protecting the environment and remedial environmental cleanup and monitoring efforts amounted to $36 million in 1997. This compares with $44 million in 1996 and $43 million in 1995. During 1998, the company expects to incur remedial environmental expenditures in the range of $40 million to $50 million. The majority of the year-end 1997 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations. Future environmental obligations are not expected to have a material impact on the results of operations or financial position of the company.


SAFETY REVIEW
On Oct. 16, 1997, the Federal Railroad Administration (FRA) issued a report on a joint review of safety on the CSXT rail system. The review was undertaken as a cooperative effort with CSXT and rail labor, and was conducted between July and September 1997. CSXT and its labor representatives, in cooperation with the FRA, are actively addressing the issues cited in the report and have already initiated numerous actions to ensure that all issues are fully resolved. CSXT has improved its safety record dramatically over the past decade and, in recent years, has been among the safest Class I freight railroads in the nation. The cooperative effort with rail labor and the FRA reaffirms the commitment to safety by all parties involved and helps ensure that safety will remain the top priority as CSXT plans the integration of Conrail lines into its system.

LABOR
Discussions   with  labor   representatives   in  connection  with  the  Conrail
acquisition are underway. In January 1998, the United Transportation Union, which represents approximately a third of CSXT's unionized workforce, announced its support for the CSX/Norfolk Southern joint acquisition of Conrail.

Under CSXT's latest national agreement with the UTU and the Brotherhood of Locomotive Engineers, study commissions were established to address key issues such as basis of pay, quality of work life and productivity improvements through work rule modifications. These commissions are meeting regularly and exploring projects that could lead to reaching consensus or creating a set of recommendations covering these important matters. At the request of the parties, the National Mediation Board is facilitating the discussions.

YEAR 2000 PLANNING AT CSX
CSX has determined it will need to modify or replace portions of its software so its computer systems will function properly with respect to dates in the year 2000 and beyond. The company also has initiated discussions with its significant suppliers, large customers and financial institutions to ensure that those parties have appropriate plans to remediate Year 2000 issues where their systems interface with CSX systems or otherwise impact the company's operations. The company is assessing the extent to which its operations are vulnerable should those organizations fail to remediate properly their computer systems.

The company's comprehensive Year 2000 initiative is centrally managed by CSX staff, utilizing outside consultants as necessary. The team's activities are designed to ensure that there is no adverse effect on CSX core business operations and that transactions with customers, suppliers, and financial institutions are fully supported. The company is well under way with these efforts, which are scheduled to be completed in mid 1999. While the company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which CSX systems and operations rely will be converted on a timely basis and will not have a material effect on the company. The cost of the Year 2000 initiatives is not expected to be material to the company's results of operations or financial position.

[PHOTO]
[PHOTO CAPTION]  Already a  leader in  technology,  CSX has  established a large
                 Year 2000 team to prepare for the technology challenges of the new millennium.

FORWARD-LOOKING STATEMENTS
Estimates  and  forecasts  in the  Analysis  of  Operations  are  based  on many estimates and assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the company to differ materially from any future results, performance or achievements expressed or implied by such statements. Certain of those risks, uncertainties and other important factors that could cause actual results to differ materially include: future economic conditions in the markets in which CSX and Conrail operate; financial market conditions; inflation rates; changing competition; changes in the economic regulatory climate in the U.S. railroad industry; the ability to eliminate duplicative administrative functions; and adverse changes in applicable laws, regulations or rules governing environmental, tax or accounting matters. These forward-looking statements speak only as of the date of this filing. CSX disclaims any obligation or undertaking to disseminate any updates or revisions to any such statement to reflect changes in CSX's expectations or any change in events, conditions or circumstances on which any such statements are based.

                                  RAIL RESULTS


               CSX Transportation Inc. (CSXT) turned in another strong performance in 1997. Operating income was a record $1.23 billion, a 9% increase over 1996 and 16% over 1995, excluding 1995's restructuring charge. The 1997 results were primarily driven by strength in merchandise traffic, as well as continued emphasis on cost reduction.



                             Rail Operating Revenue
                             (Millions of Dollars)

                                    [GRAPH]

                   '93      '94      '95      '96      '97
                 $4,380   $4,625   $4,819   $4,909   $4,989



Gains in carloads for most merchandise commodities allowed CSXT to generate operating revenue of $4.99 billion, an increase of 2% over 1996 and more than 3% over 1995.

CSXT enjoyed growth in practically all merchandise commodity groups during 1997. Total merchandise traffic increased 4% over 1996, to 2.97 million carloads and 3% over 1995 levels. This growth was largely attributed to targeted marketing efforts and stronger general demand.

Demand for automobiles and light trucks remained strong in 1997, resulting in a 5% increase in carloads and a 4% increase in revenue over 1996. Compared with 1995 results, CSXT's automotive business experienced an increase of 8% in both carloads and revenue in 1997.

Chemical traffic benefited from steady demand for plastics as well as the success of the railroad's efforts to target truck traffic. The railroad hauled 435,000 carloads of chemicals, an increase of 6% over 1996 and 7% over 1995. Corresponding revenues were $747 million in 1997, $721 million in 1996 and $700 million in 1995.

[PHOTO]
[PHOTO CAPTION]   Service   reliability   improvements   and    customer-focused
                  initiatives combined to produce growth in practically all commodity groups in 1997.


Shipments of coal were level with 1996 at 1.71 million  carloads,  compared with
1.68 million carloads in 1995. Coal revenue totaled $1.56 billion in 1997, vs. $1.58 billion in 1996 and $1.52 billion in 1995. The 1997 results were adversely affected by mild temperatures across the eastern United States during the year, as well as weak demand for U.S. export coal due to the strong dollar.

Cost control remained a priority. Rail operating expense was $3.76 billion, vs. $3.78 billion in 1996 and $3.76 billion in 1995, excluding the restructuring charge. The company achieved record operating ratio of 75.4% in 1997, compared with 77% in 1996 and 77.9% in 1995, excluding the restructuring charge.


RAIL ASSETS
Owned or leased units as of Dec. 26, 1997
--------------------------------------------
Freight Cars
    Box Cars                         15,131
    Open-Top Hoppers                 24,144
    Covered Hoppers                  18,356
    Gondolas                         25,279
    Other Cars                       14,568
--------------------------------------------
        Total                        97,478
--------------------------------------------
Locomotives                           2,781

Track
    Route Miles                      18,285
    Track Miles                      30,941
--------------------------------------------

                           Rail Traffic by Commodity

                                  Carloads                       Revenue
                                 (Thousands)              (Millions of Dollars)
                          ---------------------      ---------------------------

                           1997    1996    1995        1997       1996      1995
                          ---------------------      ---------------------------
Automobiles                 387     367     357      $  543     $  520    $  503
Chemicals                   435     409     406         747        721       700
Minerals                    445     430     414         394        381       375
Food & Consumer             149     134     145         163        148       168
Agricultural Products       269     261     286         347        343       344
Metals                      316     277     301         314        290       291
Forest Products             471     466     479         499        499       488
Phosphates & Fertilizer     506     511     511         292        279       282
Coal                      1,714   1,711   1,684       1,560      1,584     1,530
                          ---------------------      ---------------------------
  Total                   4,692   4,566   4,583       4,859      4,765     4,681
                          ---------------------
Other Revenue                                           130        144       138
                                                     ---------------------------
  Total Operating Revenue                            $4,989     $4,909    $4,819
                                                     ---------------------------


Lower operating expense was, to a large degree, achieved through the efforts of the railroad's Performance Improvement Teams (PITs), which removed approximately $115 million in costs through reductions of overtime and absenteeism, foreign car-hire days and maintenance costs. Cost reduction was furthered by the introduction of a new rail car distribution optimization system, which in its early stages yielded significant improvements in car utilization.

Customer service continued to improve in 1997 through an Operational Excellence initiative, begun in the first quarter of 1996 and implemented throughout CSXT's 54 terminals during 1997. This process emphasizes continuous improvement in service to customers and more precise operations within and among terminals. The initiative is expected to achieve higher service levels at lower cost, providing a foundation for successful competition as CSXT integrates its portion of Conrail.

Improved asset utilization continues to enhance CSXT's ability to control capital expenditures. Capital expenditures in 1997 were $712 million, compared with $764 million and $765 million in 1996 and 1995, respectively.

Of the 1997 expenditures, $100 million was for projects related to the integration of Conrail. The most significant spending on Conrail-related projects was for upgrading the B&O lines between Chicago and Cleveland. When completed later in 1998 and linked with Conrail's route from Cleveland to New York, this line will allow for high-speed, high-density freight traffic between Chicago and New York.

CSXT's 1997 capital spending for its current rail system was mainly for track, freight cars, locomotives, signals and bridges.

The railroad expects continued earnings growth in 1998. The company anticipates modest volume and revenue increases, as well as cost reductions similar to those achieved in 1997.

1998 will be a year of intense planning for the integration of Conrail. People at all levels of the company are involved in this effort in order to ensure a smooth transition. That concentrated planning, along with CSXT's continued emphasis on performance improvement and service reliability, should position the railroad to increase revenue and profitability in truck-competitive markets.


                             Rail Operating Expense
                             (Millions of Dollars)

                                    [GRAPH]

                     '93      '94      '95*     '96      '97
                   $3,634   $3,696   $3,951   $3,782   $3,760

               * Restructuring charge in 1995 was $196 million.

                           CONTAINER-SHIPPING RESULTS

               Continued intense rate competition, due to over-capacity, dominated the container-shipping industry in 1997. In the face of this challenging environment, Sea-Land Service was able to mitigate partially revenue losses through higher volumes. Additionally, continued cost cutting helped Sea-Land achieve a respectable level of profitability while many other carriers were faltering.


                      Container-shipping Operating Revenue
                             (Millions of Dollars)

                                    [GRAPH]

                     '93      '94      '95      '96      '97
                   $3,246   $3,492   $4,008   $4,051   $3,991


Sea-Land generated $278 million in operating income in 1997, vs. $318 million in 1996. In 1995, Sea-Land's operating income was $238 million, excluding a restructuring charge.

Volume in 1997 increased more than 7% to 1.65 million loads from 1.54 million loads in 1996. This increase was driven by continued global trade growth and market-share gains in virtually all trade lanes. In 1995, volume totaled 1.44 million loads.

Due to lower rates, operating revenue decreased to $3.99 billion vs. $4.05 billion in 1996 and $4.01 billion in 1995. In 1997, the average revenue per container fell 8% due to over-capacity in the major trade lanes.

Sea-Land's operating expense declined by $20 million from 1996, to $3.71 billion, despite higher volumes. In 1995, operating expense totaled $3.77 billion, excluding that year's restructuring charge. The company continues to improve its per-unit cost structure through its ongoing emphasis on cutting costs and improving productivity.

In 1997, Sea-Land accomplished major cost reductions in the areas of inland transportation, procurement, network management and equipment management. Borrowing from the railroad's Performance Improvement Team (PIT) process, Sea-Land managed to remove $217 million from its operating expense structure. The company has set aggressive targets for 1998 to achieve similar results.

[PHOTO]
[PHOTO CAPTION]  Emphasis on cost control and productivity helped Sea-Land slash millions from its operating cost structure while handling greater volumes, thus maintaining profitability despite intense rate competition. Similarly aggresive targets are on track for 1998.

                         Container-shipping Load Volume
                                   (Thousands)

                                    [GRAPH]

                     '93      '94      '95      '96      '97
                    1,180    1,288    1,442    1,541    1,653



Implementation of the global alliance with Maersk continued in 1997. This alliance gives Sea-Land a substantial advantage over its competitors, providing a global network with excellent frequency and scope of service. In addition to the integrated vessel network, the alliance initiated a number of terminal, equipment and information technology rationalization efforts, which will be key to further cost reduction. These efforts included facility rationalization in Baltimore, Houston and Kobe, Japan; joint central dispatch pilot programs; chassis rationalization in North America; and coordination in the areas of procurement and electronic data interchange (EDI). The financial benefits from the alliance in 1997 were approximately $78 million. Sea-Land is on target to exceed this level of benefits in 1998.

[PHOTO]

In 1997, capital expenditures totaled $251 million, as the company completed its fleet enhancement program and invested in information technology and rolling stock. This amount compares with $307 million in 1996 and $269 million in 1995.


CONTAINER-SHIPPING ASSETS
Owned or leased units as of Dec. 26, 1997
--------------------------------------------
Containers
    40- and 20-foot Dry Vans        182,514
    45-foot Dry Vans                 14,147
    Refrigerated Vans                20,457
    Other Specialized Equipment       2,972
--------------------------------------------
        Total                       220,090
--------------------------------------------
Chassis                              67,454
Container Ships                          98

Terminals
    Exclusive-Use                        14
    Preferential Berthing Rights         14
--------------------------------------------


In 1998 trade growth is expected to continue, albeit at a slightly slower pace than in recent years. The effect of the current Asian economic difficulties potentially could slow the double-digit growth rates of the early 1990s to more moderate levels.

Ongoing rate pressures are causing realignment and consolidation in the container-shipping industry. With the exception of the Sea-Land/Maersk alliance, every major carrier alliance experienced dramatic structural change during 1997. This trend is expected to continue, causing further customer uncertainty regarding competitive offerings. Sea-Land's stability is proving to be a reassuring advantage to customers. As a stable, global carrier with costs under control, Sea-Land is well-positioned to compete effectively in 1998.

                                 BARGE RESULTS

               Severe weather and unfavorable operating conditions in the first half, combined with rate pressures later in the year, significantly affected American Commercial Lines' (ACL's) 1997 results.

The barge company reported operating income of $69 million, vs. $112 million in 1996 and $106 million in 1995. The 1996 and 1997 results reflect the acquisition of Conti-Carriers and Terminals Inc. in January 1996.

Total operating revenue for 1997 was $618 million, a decrease of 1% from 1996, and a 12% increase from 1995's revenue of $554 million. Operating expense in 1997 totaled $549 million, vs. $510 million in 1996 and $448 million in 1995. The increase in expense was primarily due to weather-induced adverse operating conditions, expansion start-up expense in Argentina and increased production at the company's barge-building subsidiary, Jeffboat. The year started with ice problems on the Ohio and Mid-Mississippi rivers, followed by major flooding on the Ohio and Mississippi Rivers. These adverse operating conditions forced the company to operate smaller tows at lower speeds, resulting in lower productivity and corresponding lost volume. Additionally, operating boats and barges in unfavorable river conditions led to higher maintenance expense.


BARGE ASSETS
Owned or leased units as of Dec. 26, 1997
--------------------------------------------
Towboats                                135

Barges
    Covered/Open-Top Hoppers          3,569
    Tankers                             249
--------------------------------------------
        Total                         3,818
--------------------------------------------
Marine Services
    River Terminals                      11
    Fleet Operations                     16
    Shipyards                             2
--------------------------------------------

In 1997 rates were negatively affected by lower U.S. grain exports due to increased grain production by foreign competitors. Reduced exports, combined with a net increase in barge industry capacity, created a supply/demand imbalance, leading to lower rates for grain and other dry commodities.

                             Barge Operating Revenue
                             (Millions of Dollars)

                                    [GRAPH]

                     '93      '94      '95      '96      '97
                    $417     $449     $554     $622     $618

Transportation demand for non-grain commodities, such as steel and raw materials for steel minimills, was steady, while demand for liquid cargo movements remained robust, leading to a $4 million increase in revenue for this sector. Coal tonnage was up slightly from 1996, but revenue was flat due to rate pressures.

International growth continued as the Argentina-based business (ACBL Hidrovias, S.A.) expanded, though earnings lagged due to start-up costs. ACBL Hidrovias is well-positioned to profit from strong growth in 1998.

ACL continued its focus on safety in 1997, with a 33% improvement in its incident rate. ACBL, the company's domestic barge subsidiary, is the safest barge line in the United States. ACL's South American operations adopted ACBL's safety practices, and ACBL de Venezuela completed the year injury free.

Capital additions at ACL, which included additions to domestic marine equipment and expansion in South America, totaled $52 million in 1997. This compares with $91 million in 1996 and $33 million in 1995.

ACL anticipates more favorable operating results in 1998. Steady demand is expected, but rate pressures will likely persist as barge supply continues to exceed demand in the short term. Corn production is expected to be among the highest in U.S. history; and record-level soybean exports are projected, indicating strong demand. Demand for the transportation of liquid commodities should remain strong, while demand for transportation of coal, steel and other commodities is expected to remain steady.

                               INTERMODAL RESULTS

               CSX Intermodal's (CSXI's) earnings in 1997 rose to attractive levels due to significant cost reductions generated by the unit's network redesign, as well as modest tightening of truck capacity.


                          Intermodal Operating Revenue
                             (Millions of Dollars)

                                    [GRAPH]

                     '93      '94      '95      '96      '97
                    $599     $684     $707     $660     $669


Operating income totaled $46 million in 1997, up 31% from 1996. Revenue increased $9 million, to $669 million, while volume increased 5%, to 1.03 million trailers and containers. In 1995, operating income was $30 million on revenue of $707 million.

CSXI's network redesign, implemented in the fourth quarter of 1996, resulted in significant productivity gains. The company expanded train capacity in markets with the greatest growth and profit potential. Service reliability improved significantly as a result of the network redesign and enhanced coordination between CSXI and CSXT. During the year, CSXI's overall performance was adversely affected by service problems on the western section of its transcontinental network.

International volume rose 7% in 1997, with revenue up 10% over 1996. While domestic volume increased 4%, revenue decreased 1% due to rate pressure and traffic mix. Productivity initiatives related to equipment management and terminal-trucking operations reduced operating costs by $8 million.


INTERMODAL ASSETS
Owned or leased units as of Dec. 26, 1997
---------------------------------------------
Equipment

    Domestic Containers                5,322
    Rail Trailers                      5,119

Facilities
    CSX Intermodal Terminals              33
    Motor Carrier Operations Terminals    23
---------------------------------------------


Capital expenditures totaled $32 million in 1997, $19 million of which related to preparation for the Conrail integration, vs. $24 million in 1996 and $57 million in 1995. During 1997, CSXI began expansion of its terminal facilities in Atlanta, New York/New Jersey, and at its Chicago gateway. The company also expanded its domestic container fleet by more than 30%.

In 1998, CSXI will focus on expanding its business in key lanes and developing new markets to enhance the value of the CSXT core franchise. At the same time, the company will be preparing for the integration of Conrail routes. CSXI anticipates growth patterns in 1998 similar to those achieved in 1997. The unit's capital plan for 1998 includes a significant investment for the continuing expansion of terminal facilities in key markets in preparation for the Conrail integration.

[PHOTO]
[PHOTO CAPTION]  Trailers loaded for shipment  in Jacksonville now arrive in the
                 Northeast faster and more reliably due to CSXI's service re-design, undertaken in conjunction with CSXT.

                           CONTRACT LOGISTICS RESULTS

               Customized Transportation Inc. (CTI) continued its rapid growth in revenue and operating income in 1997. Revenue rose to $389 million, 23% above 1996 and 62% above 1995. Operating income increased to $24 million, 40% above 1996 and 91% above 1995.


                      Contract Logistics Operating Revenue
                             (Millions of Dollars)

                                    [GRAPH]

                     '93      '94      '95      '96      '97
                    $145     $182     $240     $316     $389


Much of CTI's 1997 results were attributable to its success in providing logistics management services to the automotive, tire, machinery, electronics, consumer durable, and chemical industries. More than 65 million transactions were completed in 1997 with an error-free rate of 99.9858%. This commitment to quality earned nine additional ISO 9002 certifications during the year. In addition, CTI continued to expand overseas, with the management of contract operations in South America and Europe. CTI expects to continue its rapid growth in 1998.

[PHOTO]
[PHOTO CAPTION]  CTI is building  upon its U.S. automotive base  while expanding into other industries and international markets.


                              CONSOLIDATED OUTLOOK

               Though uncertainty about the direction of Asian economies makes economic forecasting more difficult than usual, CSX expects modest growth in the U.S. economy and continued expansion of global trade during 1998.


We expect each of our transportation units to improve upon its 1997 financial performance in 1998. The railroad should continue to improve its operating ratio through stringent cost control and modest revenue growth. For our waterborne businesses, we expect improving supply-demand fundamentals to result in a more stable rate environment and improved profitability. Our intermodal and logistics units should continue their recent trend of strong earnings growth.

Costs associated with the Conrail transaction and integration will affect 1998 consolidated results, as CSX makes investments in capital improvements and information technology to prepare for the Conrail integration. We expect regulatory approval in mid-1998 and are determined to execute a smooth integration of the Conrail assets. The steps we are taking will strengthen CSX's position by expanding our market reach.

                             FINANCIAL INFORMATION

CONTENTS
29 Consolidated Statement of Earnings
30 Consolidated Statement of Cash Flows
31 Consolidated Statement of Financial Position
32 Consolidated  Statement of Changes in Shareholders' Equity
33 Notes to Consolidated Financial Statements
51 Report of Ernst & Young LLP, Independent Auditors

                               Consolidated Statement of Earnings

(Millions of Dollars, Except Per Share Amounts)

                                                                    Fiscal Years Ended
                                                            Dec. 26,    Dec. 27,     Dec. 29,
                                                              1997        1996         1995
                                                            ----------------------------------

OPERATING INCOME
    Operating Revenue                                       $10,621      $10,536     $10,304
    Operating Expense                                         9,038        9,014       8,921
    Restructuring Charge                                         --           --         257
                                                            ----------------------------------
        Total Operating Expense                               9,038        9,014       9,178
                                                            ----------------------------------
    Operating Income                                          1,583        1,522       1,126
                                                            ----------------------------------

OTHER INCOME AND EXPENSE
    Other Income                                                 51           43         118
    Interest Expense                                            451          249         270
                                                            ----------------------------------

EARNINGS
    Earnings Before Income Taxes                              1,183        1,316         974
    Income Tax Expense                                          384          461         356
                                                            ----------------------------------
        Net Earnings                                        $   799      $   855     $   618
                                                            ----------------------------------

PER COMMON SHARE
    Earnings Per Share                                      $  3.67      $  4.00     $  2.94
    Earnings Per Share, Assuming Dilution                   $  3.62      $  3.96     $  2.91
    Average Common Shares Outstanding (Thousands)           217,796      213,633     210,270
    Average Common Shares Outstanding, Assuming
      Dilution (Thousands)                                  220,792      216,205     212,329
    Cash Dividends Paid Per Common Share                    $  1.08      $  1.04     $   .92
                                                            ----------------------------------


See accompanying Notes to Consolidated Financial Statements.

                            Consolidated Statement of Cash Flows

(Millions of Dollars)

                                                                    Fiscal Years Ended
                                                            Dec. 26,    Dec. 27,     Dec. 29,
                                                              1997        1996         1995
                                                            ----------------------------------
OPERATING ACTIVITIES
    Net Earnings                                            $   799      $   855     $   618
    Adjustments to Reconcile Net Earnings to Net
     Cash Provided
        Depreciation and Amortization                           688          620         600
        Deferred Income Taxes                                   190          166         (26)
        Restructuring Charge Provision                           --           --         257
        Productivity/Restructuring Charge Payments              (51)         (88)       (155)
        Equity in Conrail Earnings and Other Operating
         Activities                                            (121)          12          10
        Changes in Operating Assets and Liabilities
           Accounts Receivable                                  (99)         (67)        (82)
           Other Current Assets                                  (2)         (65)        (22)
           Accounts Payable                                      39           84         170
           Other Current Liabilities                            115          (77)        197
                                                            ----------------------------------
        Net Cash Provided by Operating Activities             1,558        1,440       1,567
                                                            ----------------------------------

INVESTING ACTIVITIES
    Property Additions                                       (1,125)      (1,223)     (1,156)
    Proceeds from Property Dispositions                          51           84          97
    Investment in Conrail                                    (2,163)      (1,965)         --
    Short-Term Investments-- Net                               (119)          21         (65)
    Purchases of Long-Term Marketable Securities                (60)         (45)       (114)
    Proceeds from Sales of Long-Term Marketable Securities       45          137          97
    Other Investing Activities                                   23            4          87
                                                            ----------------------------------
        Net Cash Used by Investing Activities                (3,348)      (2,987)     (1,054)
                                                            ----------------------------------

FINANCING ACTIVITIES
    Short-Term Debt-- Net                                      (509)         187         (53)
    Long-Term Debt Issued                                     2,530        2,118         121
    Long-Term Debt Repaid                                       (98)        (486)       (343)
    Cash Dividends Paid                                        (235)        (223)       (194)
    Other Financing Activities                                  (15)          (1)         11
                                                            ----------------------------------
        Net Cash Provided (Used) by Financing Activities      1,673        1,595        (458)
                                                            ----------------------------------

Net (Decrease) Increase in Cash and Cash Equivalents           (117)          48          55

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
    Cash and Cash Equivalents at Beginning of Year              368          320         265
                                                            ----------------------------------
    Cash and Cash Equivalents at End of Year                    251          368         320
    Short-Term Investments at End of Year                       439          314         340
                                                            ----------------------------------
    Cash, Cash Equivalents and Short-Term Investments
     at End of Year                                         $   690     $    682     $   660
                                                            ----------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION
    Interest Paid-- Net of Amounts Capitalized              $   423      $   265     $   275
    Income Taxes Paid                                       $   141      $   381     $   253
                                                            ----------------------------------


See accompanying Notes to Consolidated Financial Statements.

                       Consolidated Statement of Financial Position

(Millions of Dollars)

                                                                        Dec. 26,     Dec. 27,
                                                                          1997         1996
                                                                        ---------------------

ASSETS
    Current Assets
        Cash, Cash Equivalents and Short-Term Investments               $   690     $   682
        Accounts Receivable                                                 987         894
        Materials and Supplies                                              227         229
        Deferred Income Taxes                                               134         139
        Other Current Assets                                                137         128
                                                                        ---------------------
           Total Current Assets                                           2,175       2,072

    Properties-- Net                                                     12,406      11,906
    Investment in Conrail                                                 4,244       1,965
    Affiliates and Other Companies                                          394         345
    Other Long-Term Assets                                                  738         677
                                                                        ---------------------
           Total Assets                                                 $19,957     $16,965
                                                                        ---------------------

LIABILITIES
    Current Liabilities
        Accounts Payable                                                $ 1,179     $ 1,189
        Labor and Fringe Benefits Payable                                   477         499
        Casualty, Environmental and Other Reserves                          298         306
        Current Maturities of Long-Term Debt                                229         101
        Short-Term Debt                                                     126         335
        Other Current Liabilities                                           398         327
                                                                        ---------------------
           Total Current Liabilities                                      2,707       2,757

    Casualty, Environmental and Other Reserves                              711         715
    Long-Term Debt                                                        6,416       4,331
    Deferred Income Taxes                                                 2,939       2,720
    Other Long-Term Liabilities                                           1,418       1,447
                                                                        ---------------------
           Total Liabilities                                             14,191      11,970
                                                                        ---------------------

SHAREHOLDERS' EQUITY
    Common Stock, $1 Par Value                                              218         217
    Other Capital                                                         1,552       1,433
    Retained Earnings                                                     4,016       3,452
    Minimum Pension Liability                                               (20)       (107)
                                                                        ---------------------
           Total Shareholders' Equity                                     5,766       4,995
                                                                        ---------------------
           Total Liabilities and Shareholders' Equity                   $19,957     $16,965
                                                                        ---------------------


See accompanying Notes to Consolidated Financial Statements.

                   Consolidated Statement of Changes in Shareholders' Equity

(Millions of Dollars)

                             Common Shares                                  Minimum
                              Outstanding   Common     Other    Retained    Pension
                              (Thousands)    Stock    Capital   Earnings   Liability    Total
----------------------------------------------------------------------------------------------
Balance Dec. 30, 1994          104,722       $105     $1,368     $2,391      $(133)    $3,731
Net Earnings                        --         --         --        618         --        618
Dividends - Common                  --         --         --       (194)        --       (194)
Common Stock -
    Stock Purchase and Loan Plan
        Stock Canceled            (155)        (1)       (11)        --         --        (12)
        Purchase Loans-- Net        --         --         12         --         --         12
    Other Stock Issued -- Net      716          1         55         --         --         56
Minimum Pension Liability           --         --         --         --         24         24
2-for-1 Stock Split            105,212        105       (105)        --         --         --
Other -- Net                        --         --         --          7         --          7
----------------------------------------------------------------------------------------------

Balance Dec. 29, 1995          210,495        210      1,319      2,822       (109)     4,242
Net Earnings                        --         --         --        855         --        855
Dividends-- Common                  --         --         --       (223)        --       (223)
Common Stock --
    Stock Purchase and Loan Plan
        Stock Issued             7,652          8        356         --         --        364
        Stock Canceled and
         Exchanged              (2,786)        (3)       (67)        --         --        (70)
        Purchase Loans-- Net        --         --       (240)        --         --       (240)
    Other Stock Issued-- Net     1,524          2         65         --         --         67
Minimum Pension Liability           --         --         --         --          2          2
Other-- Net                         --         --         --         (2)        --         (2)
----------------------------------------------------------------------------------------------

Balance Dec. 27, 1996          216,885        217      1,433      3,452       (107)     4,995
Net Earnings                        --         --         --        799         --        799
Dividends - Common                  --         --         --       (235)        --       (235)
Common Stock -
    Stock Purchase and Loan Plan
        Stock Issued               138         --          8         --         --          8
        Stock Canceled and
         Exchanged                (379)        --        (11)        --         --        (11)
        Purchase Loans-- Net        --         --         26         --         --         26
    Other Stock Issued-- Net     1,666          1         96         --         --         97
Minimum Pension Liability           --         --         --         --         87         87
                              ----------------------------------------------------------------
Balance Dec. 26, 1997          218,310       $218     $1,552     $4,016      $ (20)    $5,766
----------------------------------------------------------------------------------------------


See accompanying Notes to Consolidated Financial Statements.

                   Notes to Consolidated Financial Statements


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


Fiscal Year
The company's fiscal reporting period ends on the last Friday in December. The financial statements presented are for the fiscal periods ended Dec. 26, 1997, Dec. 27, 1996, and Dec. 29, 1995. Each fiscal year consists of four 13-week quarters.


Common Stock Split
The company distributed a 2-for-1 common stock split to shareholders in December 1995. In the accompanying Consolidated Statement of Earnings and Notes to Consolidated Financial Statements, all references to shares of common stock and per share amounts for periods prior to the stock split have been restated.


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

At Dec. 26, 1997, the company had $200 million of Certificates outstanding, at 5.05%, due September 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. The Certificates were collateralized by $249 million of accounts receivable held in the master trust. The company has the ability to issue $50 million in additional Certificates through September 1998 at prevailing market terms.

The company also has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in October 1998.

The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At Dec. 26, 1997, and Dec. 27, 1996, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net costs associated with sales of Certificates and receivables were $29 million, $30 million and $32 million in 1997, 1996 and 1995, respectively.

The company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable, including receivables collateralizing the Certificates and receivables sold. Allowances for doubtful accounts of $86 million and $97 million have been applied as a reduction of accounts receivable at Dec. 26, 1997, and Dec. 27, 1996, respectively.


Materials and Supplies
Materials and supplies consist primarily of fuel and items for maintenance of property and equipment, and are carried at average cost.


Properties
Main line track on the rail system is depreciated on a group basis using a unit-of-property method. All other property and equipment is depreciated on a straight-line basis over estimated useful lives of three to 50 years.

Regulations enforced by the Surface Transportation Board (STB) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets. Resulting service life estimates are subject to review and approval by the STB. Significant premature retirements for all properties, which would include major casualty losses, abandonments, sales and obsolescence of assets, are recorded as gains or losses at the time of their occurrence. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed. All properties are stated at cost, less an allowance for accumulated depreciation.

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


Derivative Financial Instruments
Derivative financial instruments may be used from time to time by the company in the management of its interest, foreign currency and commodity exposures, and are accounted for on an accrual basis. Income and expense are recorded in the same category as that of the underlying asset or liability. Gains and losses related to hedges of existing assets or liabilities are deferred and recognized over the expected remaining life of the related asset or liability. Gains and losses related to hedges of anticipated transactions also are deferred and recognized in income in the same period as the hedged transaction. There were no significant derivative financial instruments outstanding at Dec. 26, 1997.


Stock-Based Compensation
The company records expense for stock-based compensation in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock Issued to Employees" and related Interpretations. Disclosures required with respect to the alternative fair value measurement and recognition methods prescribed by Financial Accounting Standards Board (FASB) Statement No. 123 "Accounting for Stock-Based Compensation" are presented in Note 12 -- Stock Plans.


Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates in reporting the amounts of certain revenues and expenses for each fiscal year and certain assets and liabilities at the end of each fiscal year. Actual results may differ from those estimates.


Prior-Year Data
Certain   prior-year  data  have  been  reclassified  to  conform  to  the  1997 presentation.


Accounting Pronouncements
The FASB has issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information," both of which the company will adopt in 1998. Statement No. 130 establishes standards for reporting and display of comprehensive income and its components in financial statements. Comprehensive income generally represents all changes in shareholders' equity except those resulting from investments by or distributions to shareholders. With the exception of net earnings, such changes are generally not significant to the company; and the adoption of Statement No. 130, including the required comparative presentation for prior periods, is not expected to have a material impact on its financial statements. Statement No. 131 requires that a publicly held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation and major customers. The company operates diversified freight transportation businesses and has historically provided detailed operating segment and other information in its communications to shareholders; however, such information has not typically been presented in the consolidated financial statements and related notes.

NOTE 2.  JOINT ACQUISITION OF CONRAIL.

During the second quarter of 1997, CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) through a jointly owned entity pursuant to an agreement dated April 8, 1997. The joint acquisition was the outcome of negotiations that followed separate, competing initiatives by CSX and Norfolk Southern to acquire Conrail. These initiatives began in October 1996 when CSX and Conrail entered into an agreement to combine in a strategic merger transaction in which Conrail shareholders would receive cash and CSX common stock for their shares. Norfolk Southern challenged the CSX/Conrail merger agreement and made an all-cash competing offer for Conrail. As a result of these initiatives, CSX and Norfolk Southern completed separate cash tender offers for 19.9% and 9.9%, respectively, of Conrail's outstanding shares in late 1996 and early 1997. Subsequent developments surrounding the efforts of CSX and Norfolk Southern to acquire Conrail led to discussions that produced the joint acquisition agreement.

Completion of the Conrail acquisition was achieved through a joint tender offer and subsequent merger in which all outstanding Conrail shares not already owned by the company and Norfolk Southern were acquired for cash, or were converted into the right to receive cash, of $115 per share. Under the agreement, CSX contributed approximately $4.1 billion, in the form of cash and Conrail shares previously acquired, for a 42% investment in Conrail. Norfolk Southern contributed approximately $5.7 billion, also in the form of cash and Conrail shares previously acquired, for a 58% investment in Conrail. The Conrail shares acquired by CSX and Norfolk Southern have been placed in a voting trust pending approval of the transaction by the STB. CSX financed the acquisition of its 42% investment in Conrail by issuing a combination of fixed-rate debentures and commercial paper.

In June 1997, CSX and Norfolk Southern completed supplemental agreements governing the legal structure of the transaction and operations of the Conrail rail system subsequent to STB approval. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application that was filed with the STB on June 23, 1997. The STB is expected to issue a final decision on the application in July 1998. It is anticipated that operational integration of the CSX and Conrail systems will take place upon completion of labor agreements with Conrail's contract workforce, currently expected to be in late 1998.

The completion of the joint tender offer and subsequent merger, and the resulting increase in CSX's ownership interest in Conrail from 19.9% to 42%, required a change from the cost method to the equity method of accounting for the investment during the second quarter of 1997. The change in accounting method included adjustments retroactive to the date of CSX's initial investment in Conrail in November 1996. The net amount of these retroactive adjustments applicable to fiscal year 1996 was not material. The company will continue to use the equity method of accounting while the Conrail shares are held in the voting trust. Under this method, the company recognizes income from its proportionate share of Conrail's net income and expense for amortization of its purchase price in excess of its proportionate share of Conrail's net book value. For the fiscal year ended Dec. 26, 1997, equity in Conrail's net income totaled $144 million, and amortization of the excess purchase price totaled $42 million.

Summary financial information for Conrail for its fiscal years ended Dec. 31, 1997, 1996 and 1995 is as follows:

                                                For the Year Ended Dec. 31,
                                              --------------------------------
                                                1997         1996        1995
------------------------------------------------------------------------------
Income Statement Information:
    Revenues                                  $3,765       $3,714      $3,686
    Income from Operations                       322          601         456
    Net Income                                     7          342         264
------------------------------------------------------------------------------

                                                            As of Dec. 31,
                                                         --------------------
                                                           1997         1996
-----------------------------------------------------------------------------
Balance Sheet Information:
    Current Assets                                       $  954       $1,117
    Property and Equipment and Other Assets               7,530        7,285
    Total Assets                                          8,484        8,402
    Current Liabilities                                   1,208        1,092
    Long-Term Debt                                        1,732        1,876
    Total Liabilities                                     5,319        5,295
    Stockholders' Equity                                  3,165        3,107
-----------------------------------------------------------------------------

Conrail's operating results for 1997 include certain charges that the acquiring companies are required to record as liabilities established in connection with a purchase business combination under generally accepted accounting principles. These charges reflect obligations for separation-related compensation to certain Conrail executives and include vesting of benefits under certain stock compensation plans and the termination of Conrail's Employee Stock Ownership Plan. The charges, which totaled $363 million on an after-tax basis, were excluded from the net income of Conrail in determining the proportionate share of such income recorded by CSX. Excluding these separation-related charges, Conrail's net income would have been $370 million for the year ended Dec. 31, 1997.

Conrail's 1997 operating results also include one-time expenses for other acquisition-related costs and a cumulative income tax adjustment. On an after-tax basis, the acquisition-related expenses totaled $72 million for the year. The adjustment to income tax expense, $22 million, was recorded to increase deferred income taxes as a result of a change in a state tax rate. These expenses were included in the net income of Conrail in determining the proportionate share of such income recorded by CSX.

CSX is amortizing the difference between its purchase price for the investment in Conrail and its proportionate share of Conrail's net assets. A substantial portion of the excess purchase price is expected to be allocated to reflect the fair value of Conrail's property and equipment. The provision for amortization of the excess purchase price has been based upon preliminary estimates of the fair values of such property and equipment and estimates of their remaining useful lives, as well as estimates of the fair values of other assets and liabilities of Conrail.

The combined effect of equity earnings, excess purchase price amortization, net interest on debt issued to acquire the Conrail investment, and other expenses related to the transaction reduced CSX's net earnings for the fiscal year ended Dec. 26, 1997, by $97 million, 43 cents per share on a diluted basis. The net effect of the investment in Conrail on CSX's net earnings for the fiscal year ended Dec. 27, 1996, was not significant. The company's method of accounting for the investment subsequent to the STB decision and dissolution of the voting trust will depend upon the final terms of the joint ownership arrangement approved by the STB.


NOTE 3. 1995 RESTRUCTURING CHARGE.

In 1995, the company recorded a $257 million pretax restructuring charge to recognize the estimated costs of specific initiatives at CSXT and at Sea-Land Service Inc. (Sea-Land), its container-shipping unit. The charge reduced 1995 net earnings by $160 million, 76 cents per share.

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

During 1996, CSXT and the vendor amended the agreement to change the termination date to June 30, 1998, to increase the payments required over the revised service period, and to relieve the vendor's obligations to replace certain technology. CSXT is in the final stages of negotiating a multiyear agreement with a successor telecommunications vendor and expects to have service arrangements with that vendor in place prior to June 30, 1998.


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

Summary

The 1995 restructuring charge and related activity through Dec. 26, 1997, is as follows:


                                                            Separation    Lease and
                                                             and Labor    Facility
                                              Obsolete      Protection      Exit
                                               Assets          Costs        Costs       Total
                                              ------------------------------------------------
Restructuring Charge                            $163          $80             $14        $257
Amounts Utilized through Dec. 26, 1997           163           31               9         203
                                              ------------------------------------------------
Remaining Reserve as of Dec. 26, 1997           $ --          $49             $ 5        $ 54
                                              ------------------------------------------------


The total  provision for separation  and labor  protection  payments  relates to approximately 800 affected employees and was based on existing collective bargaining agreements with members of clerical, electrical, and signal crafts and seafarer trades. Through Dec. 26, 1997, approximately 560 employee separations have been finalized. The company expects the remaining affected employees to be impacted within the next four years.


NOTE 4. OPERATING EXPENSE.

                                                  1997        1996        1995
                                                --------------------------------
Labor and Fringe Benefits                       $3,226       $3,158      $3,133
Materials, Supplies and Other                    2,511        2,509       2,621
Building and Equipment Rent                      1,111        1,143       1,134
Inland Transportation                            1,003          996         970
Depreciation                                       620          611         588
Fuel                                               567          574         473
Miscellaneous                                       --           23           2
Restructuring Charge                                --           --         257
                                                --------------------------------
    Total                                       $9,038       $9,014      $9,178
                                                --------------------------------
Selling, General and Administrative
 Expense Included in Above Items                $1,106       $1,210      $1,249
                                                --------------------------------


NOTE 5. OTHER INCOME.


                                                              1997          1996        1995
                                                              -------------------------------

Interest Income                                                $53          $48         $ 62
Income from Real Estate and Resort Operations(a)                71           62           54
Net Gain (Loss) on Investment Transactions(b)                   --           (4)          77
Net Costs for Accounts Receivable Sold                         (29)         (30)         (32)
Minority Interest                                              (41)         (42)         (32)
Income from Investment in Conrail-- Net                         34            8           --
Equity Earnings (Losses) of Other Affiliates                     6            6           (3)
Foreign Currency Gain (Loss)                                    (1)           5           (1)
Miscellaneous                                                  (42)         (10)          (7)
                                                              -------------------------------
    Total                                                      $51          $43         $118
                                                              -------------------------------


(a) Gross revenue from real estate and resort operations was $206 million, $186 million and $178 million in 1997, 1996 and 1995, respectively.

(b) In December 1995, the company recognized a net investment gain of $77 million on the issuance of an equity interest in a Sea-Land terminal and related operations in Asia and the write-down of various investments. The The equity interest portion of the transaction resulted in proceeds of $105 million and a pretax gain of $93 million, $61 million after-tax, 29 cents per share. Sea-Land's interest in the terminal operations was reduced from approximately 67% to 57%.

NOTE 6. INCOME TAXES.

Earnings from domestic and foreign operations and related income tax expense are as follows:

                                                              1997        1996         1995
                                                            --------------------------------
Earnings Before Income Taxes:
        - Domestic                                          $  987       $1,158        $765
        - Foreign                                              196          158         209
                                                            --------------------------------
    Total  Earnings Before Income Taxes                     $1,183       $1,316        $974

Income Tax Expense (Benefit):
Current - Federal                                           $  143       $  250        $337
        - Foreign                                               35           30          26
        - State                                                 16           15          19
                                                            --------------------------------
    Total Current                                              194          295         382
                                                            --------------------------------
Deferred- Federal                                              168          166         (26)
        - Foreign                                                1           --          --
        - State                                                 21           --          --
                                                            --------------------------------
    Total Deferred                                             190          166         (26)
                                                            --------------------------------
    Total Income Tax Expense                                $  384       $  461        $356
                                                            --------------------------------


Income tax expense reconciled to the tax computed at statutory rates is as follows:

                                                1997              1996              1995
                                            ------------------------------------------------
Tax at Statutory Rates                      $414      35%     $461      35%     $341     35%
State Income Taxes                            24       2        10       1        12      1
Equity in Conrail Net Income                 (30)     (2)       --      --        --     --
Prior Years' Income Taxes                    (12)     (1)      (27)     (2)       --     --
Other Items                                  (12)     (1)       17       1         3      1
                                            ------------------------------------------------
    Income Tax Expense                      $384      33%     $461      35%     $356     37%
                                            ------------------------------------------------



The significant components of deferred tax assets and liabilities include:

                                                                         Dec. 26,    Dec. 27,
                                                                           1997        1996
                                                                         --------------------
Deferred Tax Assets:
    Productivity/Restructuring Charges                                     $162      $  171
    Employee Benefit Plans                                                  334         434
    Deferred Gains and Related Rents                                        119         195
    Other                                                                   370         252
                                                                         --------------------
        Total                                                               985       1,052
                                                                         --------------------
Deferred Tax Liabilities:
    Accelerated Depreciation                                              3,173       3,095
    Other                                                                   618         538
                                                                         --------------------
        Total                                                             3,791       3,633
                                                                         --------------------
Net Deferred Tax Liabilities                                             $2,806      $2,581
                                                                         --------------------

In addition to the annual provision for deferred income tax expense, the change in the year-end net deferred income tax liability balances included the income tax effect of the changes in the minimum pension liability in 1997 and 1996.

The company has not recorded domestic deferred or additional foreign income taxes applicable to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. Such earnings amounted to $290 million and $279 million at Dec. 26, 1997, and Dec. 27, 1996, respectively. These amounts may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practicable to determine the amount of net additional income tax that may be payable if such earnings were repatriated.

The company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1990. Returns for 1991 through 1993 are currently under examination. Management believes adequate provision has been made for any adjustments that might be assessed.


NOTE 7. PROPERTIES.

                                    Dec. 26, 1997                       Dec. 27, 1996
--------------------------------------------------------------------------------------------
                                     Accumulated                         Accumulated
                             Cost   Depreciation   Net           Cost   Depreciation   Net
--------------------------------------------------------------------------------------------
Rail:
    Road                   $ 9,603    $2,658    $ 6,945        $ 9,308    $2,619     $ 6,689
    Equipment                4,400     1,580      2,820          4,220     1,427       2,793
--------------------------------------------------------------------------------------------
        Total Rail          14,003     4,238      9,765         13,528     4,046       9,482
--------------------------------------------------------------------------------------------
Container-shipping           2,673     1,111      1,562          2,437     1,017       1,420
Other                        1,594       515      1,079          1,455       451       1,004
--------------------------------------------------------------------------------------------
        Total              $18,270    $5,864    $12,406        $17,420    $5,514     $11,906
--------------------------------------------------------------------------------------------


NOTE 8. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES.

Activity related to casualty, environmental and other reserves is as follows:

                                           Casualty and        Environmental       Separation
                                        Other Reserves(a)(b)     Reserves(a)     Liabilities(a)(c)      Total
                                        ----------------------------------------------------------------------
Balance Dec. 30, 1994                           $579               $140                $394            $1,113
Charged to Expense and Other Additions           279                 22                  80               381
Payments and Other Reductions                   (288)               (25)                (70)             (383)
                                        ----------------------------------------------------------------------
Balance Dec. 29, 1995                            570                137                 404             1,111

Charged to Expense and Other Additions           254                 16                  --               270
Payments and Other Reductions                   (290)               (36)                (34)             (360)
                                        ----------------------------------------------------------------------
Balance Dec. 27, 1996                            534                117                 370             1,021

Charged to Expense and Other Additions           277                 12                  --               289
Payments and Other Reductions                   (249)               (30)                (22)             (301)
                                        ----------------------------------------------------------------------
Balance Dec. 26, 1997                           $562               $ 99                $348            $1,009
                                        ----------------------------------------------------------------------


(a)Balances include current portions of casualty and other, environmental and separation reserves, respectively, of $245 million, $20 million and $33 million at Dec. 26, 1997; $234 million, $20 million and $52 million at Dec. 27, 1996; and $241 million, $20 million and $37 million at Dec. 29, 1995.

(b)Casualty reserves are estimated based upon the first reporting of an accident or personal injury to an employee. Liabilities for accidents are based upon field reports and liabilities for personal injuries are based upon the type and severity of the injury and the use of current trends and historical data.

(c)Separation liabilities include $300 million at Dec. 26, 1997, $318 million at Dec. 27, 1996, and $344 million at Dec. 29, 1995, related to productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing work-force reductions, improvements in productivity and other cost reductions at the company's major transportation units. The remaining liabilities are expected to be paid out over the next 20 to 25 years.

NOTE 9. DEBT AND CREDIT AGREEMENTS.
                                       Average Interest
                                          Rates at         Dec. 26,    Dec. 27,
Type and Maturity Dates                 Dec. 26, 1997        1997        1996
                                       ----------------------------------------
Commercial Paper                             6%             $2,000      $2,300
Notes Payable (1999-2021)                    8%                479         498
Debentures (2000-2032)                       8%              3,145         650
Equipment Obligations (1998-2011)            7%                784         739
Mortgage Bonds (1998-2003)                   3%                 75          76
Other Obligations, including
Capital Leases (1998-2021)                   7%                162         169
                                       ----------------------------------------
    Total                                    7%              6,645       4,432
                                       ----------------
Less Debt Due Within One Year                                  229         101
                                                           --------------------
    Total Long-Term Debt                                    $6,416      $4,331
                                                           --------------------


To provide financing for a portion of the Conrail acquisition, the company issued $2.5 billion principal amount of fixed rate debentures through a private offering in May 1997. The debentures were issued in multiple tranches with maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. In October 1997, the company completed an offer to exchange the privately placed debentures for new freely tradeable debentures with substantially identical terms.

In November 1996, the company had entered into a $4.8 billion bank credit agreement to provide financing for the Conrail acquisition and meet general working capital needs. Upon issuance of the debentures described above, the agreement was amended and the maximum borrowing amount was reduced to $2.5 billion. Under the agreement, the company may borrow directly from the participating banks or utilize the credit facility to support the issuance of commercial paper. Direct borrowings from the participating banks can be obtained, at the company's option, under a competitive bid process among the banks or under a revolving credit arrangement with interest either at LIBOR plus a margin determined by the company's credit rating or at an alternate base rate, as defined in the agreement. At Dec. 26, 1997, the company had commercial paper borrowings related to the credit facility of $2.126 billion, of which $2 billion was classified as long-term debt based on the company's ability and intention to maintain this debt outstanding for more than one year. At Dec. 27, 1996, the company had commercial paper borrowings related to the credit facility of $2.635 billion, of which $2.3 billion was classified as long-term debt. The company pays annual fees to the participating banks that may range from .06% to .15% of the total commitment, depending upon its credit rating. The credit agreement, which expires in November 2001, also includes certain covenants and restrictions, such as limitations on debt as a percentage of total capitalization and restrictions on the sale or disposition of certain assets.

Commercial paper classified as short-term debt was $126 million at Dec. 26, 1997, and $335 million at Dec. 27, 1996. The weighted-average interest rate for the short-term commercial paper outstanding at year-end was 6% for 1997 and 1996.

In September 1992, the company filed a shelf registration statement with the Securities and Exchange Commission to provide for the issuance of up to $450 million in senior debt securities, warrants to purchase debt securities or currency warrants. This shelf registration included a combined prospectus covering amounts remaining to be issued as debt securities under a previous shelf registration. As of Dec. 26, 1997, an aggregate of $250 million of debt is available for issuance under the company's shelf registration statement and combined prospectus.

Excluding long-term commercial paper, the company has long-term debt maturities for 1998 through 2002 aggregating $229 million, $94 million, $325 million, $63 million and $561 million, respectively. A portion of the company's rail unit properties are pledged as security for various rail-related, long-term debt issues.

NOTE 10. COMMON AND PREFERRED STOCK.
The company has a single class of common stock, $1 par value, of which 300 million shares are authorized. Each share is entitled to one vote in all matters requiring a vote. In December 1995, shareholders received one additional share of common stock for each share held, pursuant to a 2-for-1 stock split approved by the board of directors. At Dec. 26, 1997, common shares issued and outstanding totaled 218,309,911.


The company also has total authorized preferred stock of 25 million shares, of which 250,000 shares of Series A have been reserved for issuance, and 3 million shares of Series B have been reserved for issuance under the Shareholder Rights Plan discussed below. All preferred shares rank senior to common shares both as to dividends and liquidation preference. No preferred shares were outstanding at Dec. 26, 1997.

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


NOTE 11. EARNINGS PER SHARE.
The company adopted FASB Statement No. 128 "Earnings per Share" in the fourth quarter of 1997. In accordance with the provisions of this statement, the following table sets forth the computation of earnings per share and earnings per share, assuming dilution.



                                                     1997       1996       1995
--------------------------------------------------------------------------------

Numerator:
    Net Earnings                                      $799       $855       $618

Denominator (thousands):
    Denominator for earnings per share -
     average common shares outstanding             217,796    213,633    210,270
    Effect of Potentially Dilutive
     Securities:
         Stock Options                               2,598      2,192      1,598
         Performance Share Awards and
          other stock awards                           398        381        460
                                                   -----------------------------
         Potentially dilutive common shares          2,996      2,573      2,058
                                                   -----------------------------
    Denominator for earnings per share, assuming
     dilution -- average diluted common shares
     outstanding                                   220,792    216,206    212,328
--------------------------------------------------------------------------------
Earnings per share                                   $3.67      $4.00      $2.94
--------------------------------------------------------------------------------
Earnings per share, assuming dilution                $3.62      $3.96      $2.91
--------------------------------------------------------------------------------


Note 12 provides additional disclosures regarding employee stock options, Performance Share Awards, and other stock awards.

Options to purchase 1,955,000 shares of common stock at $57 per share and 1,977,520 shares at $51.44 per share were outstanding during late 1997 and the second half of 1996, respectively, but were not included in the computation of earnings per share, assuming dilution. The exercise price of these options was greater than the average market price of the common shares and, accordingly, their effect is antidilutive to earnings per share.

NOTE 12. STOCK PLANS.
The company maintains several stock plans designed to encourage ownership of its stock and provide incentives for employees to contribute to its success. Compensation expense for stock-based awards under these plans is determined by the awards' intrinsic value accounted for under the principles of APB Opinion No. 25 and related Interpretations. Compensation expense recognized for stock-based awards was $66 million, $36 million and $50 million in 1997, 1996 and 1995, respectively. Had compensation expense been determined based upon fair values at the date of grant for awards under these plans, consistent with the methods of FASB Statement No. 123, the company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                 1997       1996       1995
                                                ----------------------------
Net Earnings - As Reported                      $ 799      $ 855      $ 618
             - Pro Forma                        $ 791      $ 832      $ 610
                                                ----------------------------
Earnings Per Share - As Reported                $3.67      $4.00      $2.94
                   - Pro Forma                  $3.63      $3.90      $2.90
                                                ----------------------------
Earnings Per Share, Assuming Dilution
  - As Reported                                 $3.62      $3.96      $2.91
  - Pro Forma                                   $3.58      $3.85      $2.87
                                                ----------------------------


The pro forma fair value method of accounting was applied only to stock-based awards granted after Dec. 30, 1994. Because all stock-based compensation expense for 1997, 1996 and 1995 was not restated and because stock-based awards granted may vary from year to year, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


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

At the inception of the revised Plan in August 1996, participants who entered the original Plan in 1991 or 1992 either withdrew shares from the Plan, applied all or part of their equity in shares purchased in the original Plan as a down payment to acquire additional shares, or extended their participation at existing levels for up to one year. In addition, shares were offered to certain employees who were not previously eligible to participate in the Plan. In connection with the Plan amendments, from Aug. 1, 1996, through Dec. 27, 1996, 72,497 shares were withdrawn from the Plan, 2,630,727 shares were exchanged and canceled, and 7,651,970 new shares were sold to participants at an average market price of $47.52 per share. In consideration for the shares purchased, participants have provided down payments of not less than 5% nor more than 25% of the purchase price in the form of cash, recourse notes or equity earned in the original Plan. The remaining purchase price is in the form of non-recourse loans secured by the shares issued.

All non-recourse loans under the Plan are subject to certain adjustments after a vesting period based upon targeted increases in the market price of CSX common stock. At Dec. 26, 1997, certain of the market price thresholds had been met, resulting in forgiveness of interest (net of dividends applied to interest) plus a portion of the principal balances of the notes.

At Dec. 26, 1997, there were 170 participants in the Plan. Transactions involving the Plan are as follows:

                                                          Shares      Average
                                                          (000's)    Price(a)
                                                        ----------------------
Outstanding at Dec. 29, 1995                              3,423       $18.64
    Issued                                                7,652       $47.52
    Exchanged, Canceled or Withdrawn                     (2,964)      $18.73
                                                        ----------------------
Outstanding at Dec. 27, 1996                              8,111       $46.26
                                                        ----------------------
    Issued                                                  138       $59.43
    Exchanged, Canceled or Withdrawn                       (581)      $22.48
                                                        ----------------------
Outstanding at Dec. 26, 1997                              7,668       $45.74
                                                        ----------------------

(a) Represents average cost to participants, net of cumulative note forgiveness.


                                                  1997         1996        1995
--------------------------------------------------------------------------------
Down Payment (Recourse) Loans Outstanding         $  7         $  7        $  4
Purchase (Non-Recourse) Loans Outstanding         $270         $296        $ 60
Weighted-Average Interest Rate                    6.59%        6.64%       7.75%
--------------------------------------------------------------------------------


The weighted-average fair value benefit to participants for a share issued under the Stock Purchase and Loan Plan was $19.82 in 1997 and $15.65 in 1996. These values were estimated as of the dates of grant using the Black-Scholes option pricing model with the following assumptions for 1997 and 1996, respectively: risk-free interest rates of 6.1% and 6.5%; dividend yields of 2.2% and 2.4%; volatility factors of 22.2% and 21.5%. Expected lives of six years were used in both 1997 and 1996.


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

At Dec. 26, 1997, there were 475 current or former employees with outstanding grants under the Plan. A total of 18,132,238 shares were reserved for issuance, of which 428,638 were available for new grants (5,396,274 at Dec. 27, 1996). The remaining shares are assigned to outstanding stock options, SARs and PSAs.

The majority of stock options have been granted with 10-year terms and vest at the end of one year of continued employment. The exercise price for options granted equals the market price of the underlying stock on the date of grant. A summary of the company's stock option activity, and related information for the fiscal years ended Dec. 26, 1997, Dec. 27, 1996, and Dec. 29, 1995, follows:

                                              1997                      1996                       1995
                                     --------------------------------------------------------------------------------
                                     Shares  Weighted-Average    Shares  Weighted-Average    Shares  Weighted-Average
                                     (000s)   Exercise Price     (000s)  Exercise Price      (000s)  Exercise Price
                                     --------------------------------------------------------------------------------
Outstanding at Beginning of Year     13,102      $35.82          11,881      $32.76          10,206        $30.97
Granted                               4,182      $51.44           1,978      $51.43           2,165        $40.25
Canceled or Expired                     (31)     $49.89             (42)     $27.69             (57)       $38.95
Exercised                            (1,082)     $26.08            (715)     $42.08            (433)       $27.18
                                     --------------------------------------------------------------------------------
Outstanding at End of Year           16,171      $40.49          13,102      $35.82          11,881        $32.76
                                     --------------------------------------------------------------------------------
Exercisable at End of Year            9,911      $34.08          10,139      $31.90           8,017        $28.79
                                     --------------------------------------------------------------------------------
Fair Value of Options Granted        $12.25                      $13.78                      $11.33
                                     --------------------------------------------------------------------------------


The following table summarizes information about stock options outstanding at Dec. 26, 1997:

                                           Options Outstanding                            Options Exercisable
                              -------------------------------------------------     ------------------------------
                                           Weighted-Average
                                Number        Remaining        Weighted-Average        Number     Weighted-Average
Range of Exercise Prices      Outstanding  Contractual Life     Exercise Price      Exercisable    Exercise Price
                              -------------------------------------------------     ------------------------------
$15 to $20                       2,042           2.4                $17.74             2,042           $17.74
$30 to $39                       4,987           5.5                $35.57             4,987           $35.57
$40 to $49                       5,239           8.0                $43.80             2,234           $40.67
$50 to $57                       3,903           9.0                $54.22               648           $51.43
                              -------------------------------------------------     ------------------------------
        Total                   16,171           6.7                $40.49             9,911           $34.08
                              -------------------------------------------------     ------------------------------



The fair value of options granted in 1997, 1996 and 1995 was estimated as of the dates of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.5%, 6.3% and 6.8%; volatility factors of 21%, 22% and 23%; dividend yields of 2.2%, 2.4% and 2.4%; and expected lives of 4.8 years, 6 years and 6 years.

The value of PSAs is contingent on the achievement of performance goals and completion of certain continuing employment requirements over a three-year period. Each PSA earned will equal the fair market value of one share of CSX common stock on the date of payment. At Dec. 26, 1997, there were 1,269,200 shares reserved for outstanding PSAs. In 1997, 1996 and 1995, respectively, 126,600, 110,600, and 122,200 PSAs were granted to employees. The weighted-average fair value of those shares was $44.88 for 1997, $44.44 for 1996 and $32.56 for 1995.

At Dec. 26, 1997, there were 263,696 SARs outstanding with a weighted-average exercise price of $16.44. In 1997 and 1996, respectively, 171,377 and 69,494 SARs were exercised at weighted-average exercise prices of $14.94 and $15.68; there were no exercises in 1995. There were no grants of SARs in 1997, 1996 or 1995.


Stock Award Plan
Under the 1990 Stock Award Plan, all officers and employees of the company are eligible to receive shares of CSX common stock as an incentive award and certain key employees are eligible to receive them as a deferral award. All awards of common stock are issued based on terms and conditions approved by the company's board of directors. At Dec. 26, 1997, there were 1,314,890 shares reserved for issuance under this Plan, of which 815,390 were available for new grants. In 1997, 1996 and 1995, respectively, 433,500 shares, 633,587 shares and 348,278 shares were granted under the Plan. The weighted-average fair value of those shares was $44.69 for 1997, $45.63 for 1996 and $35.78 for 1995.


Stock Purchase and Dividend Reinvestment Plans
The 1991 Employees Stock Purchase and Dividend Reinvestment Plan provides a method and incentive for eligible employees to purchase shares of the company's common stock at market value by payroll deductions. To encourage stock ownership, employees receive a 17.65% matching payment on their contributions in the form of additional stock purchased by the company. Each matching payment of stock is subject to a two-year holding period. Sales of stock prior to the completion of the holding period result in forfeiture of the matching stock purchase. Officers and key employees who qualify for the Stock Purchase and Loan Plan are not eligible to participate in this Plan. At Dec. 26, 1997, there were 659,946 shares of common stock available for purchase under this Plan. Employees purchased 35,593 shares in 1997; 40,985 shares in 1996 and 46,224 shares in 1995 under the plan at weighted-average market prices of $51.94, $47.39 and $40.31 for 1997, 1996 and 1995, respectively.

The company also maintains the Employees Stock Purchase and Dividend Reinvestment Plan and the Shareholders Dividend Reinvestment Plan, adopted in 1981, under which all employees and shareholders may purchase CSX common stock at the average of daily high and low sale prices for the five trading days ending on the day of purchase. To encourage stock ownership, employees receive a 5% discount on all purchases under this program. At Dec. 26, 1997, there were 4,809,010 shares reserved for issuance under these Plans.

Stock Plan for Directors
The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors' fees and retainers are paid. A minimum of 40% of the retainers must be paid in common stock of the company. In addition, each director may elect to receive up to 100% of the remaining retainer and fees in the form of common stock of the company. In 1997, shareholders approved amendments to the Plan that would permit additional award of stock or stock options. No stock options have been awarded under the Plan. The Plan permits each director to elect to transfer stock into a trust that will hold the shares until the participant's death, disability, retirement as a director, other cessation of services as a director, or change in control of the company. At Dec. 26, 1997, there were 929,377 shares of common stock reserved for issuance under this Plan.


NOTE 13.  FAIR VALUE OF FINANCIAL INSTRUMENTS.
Fair values of the company's financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the company with a fair value significantly different from its carrying amount. At Dec. 26, 1997, the fair value of long-term debt, including current maturities, was $7.03 billion, compared with a carrying amount of $6.64 billion. At Dec. 27, 1996, the fair value of long-term debt, including current maturities, was $4.56 billion, compared with a carrying amount of $4.43 billion. The fair value of long-term debt has been estimated using discounted cash flow analyses based upon the company's current incremental borrowing rates for similar types of financing arrangements.

The company had no significant hedging or derivative financial instruments at Dec. 26, 1997, or Dec. 27, 1996.


NOTE 14. EMPLOYEE BENEFIT PLANS.

Pension Plans
The company sponsors defined benefit pension plans, principally for salaried personnel. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. Annual contributions to the plans are sufficient to meet the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974, as amended. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents. Pension expense is determined based upon annual actuarial valuations and includes the following components:

                                                        1997     1996    1995
                                                        ----------------------
Service Cost                                            $ 40     $ 37    $ 28
Interest Cost on Projected Benefit Obligation             98       93      91
Actual Return on Plan Assets                            (271)     (89)   (190)
Net Amortization and Deferral                            193       18     117
Foreign Plans                                              3        4       4
                                                        ----------------------
    Pension Expense                                     $ 63     $ 63    $ 50
                                                        ----------------------

The funded status of the plans and the amounts reflected in the accompanying statement of financial position at year-end are:

                                                     Assets Exceed Obligations        Obligations Exceed Assets
                                                        (At Valuation Date)               (At Valuation Date)
                                                     -------------------------        -------------------------
                                                       Sept. 30,   Sept. 30,            Sept. 30,   Sept. 30,
                                                         1997        1996                  1997     1996
                                                       --------------------           -------------------------
Benefit Obligation:
    Vested Benefits                                    $1,164         $44                 $107       $1,161
    Non-Vested Benefits                                    49           1                    4           59
                                                       --------------------           -------------------------
    Accumulated Benefit Obligation                      1,213          45                  111        1,220
    Effect of Anticipated Future Salary Increases         128           1                   18          105
                                                       --------------------           -------------------------
    Projected Benefit Obligation                        1,341          46                  129        1,325
Fair Value of Plan Assets                               1,371          63                   --        1,047
                                                       --------------------           -------------------------
Funded Status                                              30          17                 (129)        (278)
Unrecognized Initial Net Obligation                        18          --                    2           18
Unrecognized Prior Service Cost                            (9)          1                    9           (3)
Unrecognized Net Loss                                      69           6                   48          257
Recognition of Minimum Liability                           --          --                  (43)        (176)
Cash Contributions, Oct. 1 through Year-End                --          --                    2            2
                                                       --------------------           -------------------------
    Net Pension Asset (Obligation) at Year-End           $108         $24                $(111)      $ (180)
                                                       --------------------           -------------------------


The company experienced a significant increase in the fair value of plan assets between the actuarial measurement dates for 1996 and 1997. Due to this increase, plans comprising a significant portion of the company's total projected benefit obligation experienced a change in funded status. Assets exceeded projected benefit obligations for these plans at Sept. 30, 1997, and the company's aggregate minimum pension liability was reduced by $133 million in 1997.

The following actuarial assumptions were used in determining net pension expense and projected benefit obligations:


                                                 1997         1996        1995
                                              ---------------------------------
Discount Rate at Valuation Date                 7.50%        7.50%       7.50%
Estimated Long-Term Rate of Salary
 Increases at Valuation Date                    5.00%        5.00%       5.00%
Expected Long-Term Rate of Return
 on Assets During the Period                    9.50%        9.50%       9.75%
                                              ---------------------------------


Savings Plans
The company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Eligible employees may contribute from 1% to 15% of their annual compensation in 1% multiples to these plans. The company matches eligible employees' contributions in an amount equal to the lesser of 50% of each participating employee's contributions or 3% of their annual compensation. In addition, the company contributes fixed amounts for each participating employee covered by certain collective bargaining agreements. Expense associated with these plans was $23 million, $23 million and $29 million for 1997, 1996 and 1995, respectively.

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

The company's current policy is to fund the cost of the post-retirement medical and life insurance benefits on a pay-as-you-go basis, as in prior years. The amounts recorded for the combined plans in the company's statement of financial position at Dec. 26, 1997, and Dec. 27, 1996, are as follows:

                                                                Medical             Life Insurance
                                                          (At Valuation Date)     (At Valuation Date)
                                                          --------------------    --------------------
                                                          Sept. 30,  Sept. 30,    Sept. 30,  Sept. 30,
                                                            1997       1996           1997     1996
                                                          --------------------    --------------------
Accumulated Post-Retirement Benefit Obligation:
    Retirees                                                $206       $214            $59      $60
    Fully Eligible Active Participants                        37         34              3        3
    Other Active Participants                                 38         38              2        2
                                                          --------------------    -------------------
Accumulated Post-Retirement Benefit Obligation               281        286             64       65
Unrecognized Prior Service Cost                                4         10              4        4
Unrecognized Net (Loss) Gain                                 (31)       (48)            --        1
Claim Payments, Oct. 1 through Year-End                       (5)        (6)            (2)      (1)
                                                          --------------------    -------------------
    Net Post-Retirement Benefit Obligation at Year-End      $249       $242            $66       $69
                                                          --------------------    -------------------


Net expense for post-retirement benefits was $30 million, $30 million and $27 million for 1997, 1996 and 1995, respectively. The net post-retirement benefit obligation was determined using the assumption that the health care cost trend rate for medical plans was 9.5% for 1997-1998, decreasing gradually to 5.5% by 2005 and remaining at that level thereafter. A 1% increase in the assumed health care cost trend rate would increase the accumulated post-retirement benefit obligation for medical plans as of Dec. 26, 1997, by $21 million and net post-retirement benefit expense for 1997 by $3 million. The discount rate used in determining the accumulated post-retirement benefit obligation was 7.50% for 1997, 1996 and 1995.

Other Plans
Under collective bargaining agreements, the company participates in a number of union-sponsored, multiemployer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. The administrators of the multiemployer plans generally allocate funds received from participating companies to various health and welfare benefit plans and pension plans. Current information regarding such allocations has not been provided by the administrators. Total contributions of $238 million, $224 million and $239 million were made to these plans in 1997, 1996 and 1995, respectively.


NOTE 15. COMMITMENTS AND CONTINGENCIES.

Lease Commitments
The company leases equipment under agreements with terms up to 21 years. Non-cancelable, long-term leases generally include options to purchase at fair value and to extend the terms. At Dec. 26, 1997, minimum building and equipment rentals under non-cancelable operating leases totaled approximately $414 million for 1998, $356 million for 1999, $304 million for 2000, $290 million for 2001, $262 million for 2002 and $1.9 billion thereafter.

Rent expense on operating leases, including net daily rental charges on railroad operating equipment of $239 million, $245 million and $257 million in 1997, 1996 and 1995, respectively, amounted to $1.2 billion in 1997, 1996 and 1995.

Purchase Commitments
CSXT entered into agreements during 1993, 1996 and 1997 to purchase 450 locomotives. These large orders cover normal locomotive replacement needs for 1994 through 1998 and introduced alternating current traction technology to the locomotive fleet. CSXT has taken delivery of 50 direct current and 301 alternating-current locomotives through Dec. 26, 1997. The remaining 99 alternating-current units will be delivered in 1998.

Contingent Liabilities
The company and its subsidiaries are contingently liable individually and jointly with others as guarantors of long-term debt and obligations principally relating to leased equipment, joint ventures and joint facilities. These contingent obligations were immaterial to the company's results of operations and financial position at Dec. 26, 1997.

In September 1997, a state court jury in New Orleans returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material.

In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSX believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive strategy on all legal fronts, and management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

The company has been advised that activities of a former subsidiary that administered U.S. government guaranteed student loans are under investigation. The subsidiary was sold in 1992. The U.S. Attorney's Office has said that it may institute proceedings against CSX based on government insurance payments made on uncollected loans as a result of alleged processing deficiencies or errors before the sale. While the amount of potential damages is not yet reasonably estimable, based upon information currently available to the company, management believes any adverse outcome will not be material to the company's results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, $25 million limit above $100 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 120 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 250 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (i.e., generator, owner or operator), the extent of CSXT's alleged connection (i.e., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at Dec. 26, 1997, and Dec. 27, 1996, were $99 million and $117 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the Dec. 26, 1997, environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial position.

Legal Proceedings
A number of legal actions, other than environmental, are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated results of operations, financial position or cash flows of the company.


NOTE 16. SUMMARIZED FINANCIAL DATA - SEA-LAND SERVICE INC.
During 1987, Sea-Land entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX has guaranteed the obligations of Sea-Land pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). In accordance with SEC disclosure requirements, summarized financial information for Sea-Land and its consolidated subsidiaries is as follows:

Summary of Operations:                             1997        1996      1995(b)
--------------------------------------------------------------------------------
Operating Revenue                                $3,991       $4,051     $4,008

Operating Expense
    - Public                                      3,634        3,648      3,755
    - Affiliated(a)                                 109          122        107
                                                 -------------------------------
Operating Income                                 $  248       $  281     $  146
                                                 ------------------------------
Net Earnings                                     $   56       $   84     $   86
                                                 -------------------------------


                                                         Dec. 26,       Dec. 27,
Summary of Financial Position:                             1997           1996
--------------------------------------------------------------------------------
Current Assets - Public                                  $  652          $  747
               - Affiliated(a)                                4               1

Other Assets  - Public                                    1,880           1,829
              - Affiliated(a)                                40              14

Current Liabilities - Public                                626             725
              - Affiliated(a)                                37             115

Other Liabilities - Public                                  687             756
              - Affiliated(a)                               576             347

Shareholder's Equity                                        650             648
                                                         -----------------------

(a) Amounts represent activity with CSX affiliated companies.

(b) Beginning in 1996, Sea-Land assumed primary responsibility for direct purchase of transportation from non-affiliated rail carriers. These services were previsouly purchased through a CSX-affiliated company. Operating expense for 1995 has been restated to report this activity as public expense.


SL Alaska Trade Company (SLATCO) is a special purpose, unconsolidated subsidiary of Sea-Land wi th trust-related assets of $117 million securing $106 million of debt maturing on Oct. 1, 2005. The assets of SLATCO are not available to creditors of Sea-Land or its subsidiaries, nor are the SLATCO notes guaranteed by Sea-Land or any of its subsidiaries.

NOTE 17. BUSINESS SEGMENTS.

                                  Operating Revenue                 Operating Income
                                 Fiscal Years Ended                Fiscal Years Ended         Identifiable Assets
                             ----------------------------     ----------------------------    -------------------
                             Dec. 26,  Dec. 27,  Dec. 29,     Dec. 26,  Dec. 27,  Dec. 29,     Dec. 26,  Dec. 27,
                               1997      1996     1995          1997      1996      1995         1997      1996
                             ----------------------------     ----------------------------    -------------------
Transportation               $10,621   $10,536   $10,304       $1,583    $1,522    $1,126      $18,682   $16,071
                             ----------------------------     ----------------------------    -------------------
Non-Transportation Segment   $   238   $   220   $   200           61        43        46      $ 1,275   $   894
                             ----------------------------                                     -------------------
Other (Net)                                                       (10)       --        72
                                                              ----------------------------
    Total Other Income                                             51        43       118
Interest Expense                                                  451       249       270
                                                              ----------------------------
Earnings Before Income Taxes                                   $1,183    $1,316    $  974
                                                              ----------------------------


The principal components of the business segments are:

Transportation - Rail, container-shipping, barge, intermodal and contract logistics operations. The container-shipping operation reported revenue of $4.0 billion for 1997, $4.1 billion for 1996 and $4.0 billion for 1995. Approximate revenue allocation by port of origin for 1997, 1996 and 1995 was: North America -- 44%; Asia -- 31%; Europe -- 18%; and Other -- 7%. Foreign business activities outside the container-shipping operation do not contribute materially to the company's financial results.

Non-Transportation - Real estate sales and rentals, resort management and resort operations.


NOTE 18. QUARTERLY DATA (UNAUDITED).

                                                                     1997
                                                -------------------------------------------
                                                  1st         2nd          3rd         4th
                                                -------------------------------------------
Operating Revenue                               $2,567      $2,678       $2,649      $2,727
Operating Income                                $  324      $  433       $  384      $  442
Net Earnings                                    $  151      $  227       $  206      $  215
Earnings Per Share                              $  .70      $ 1.04       $  .95      $  .98
Earnings Per Share, Assuming Dilution           $  .69      $ 1.03       $  .93      $  .97
                                                -------------------------------------------


                                                                     1996
                                                -------------------------------------------
                                                  1st         2nd          3rd         4th
                                                -------------------------------------------
Operating Revenue                               $2,514      $2,672       $2,647      $2,703
Operating Income                                $  296      $  408       $  392      $  426
Net Earnings                                    $  146      $  234       $  222      $  253
Earnings Per Share                              $  .69      $ 1.11       $ 1.04      $ 1.17
Earnings Per Share, Assuming Dilution           $  .68      $ 1.09       $ 1.02      $ 1.15
                                                -------------------------------------------


               Report of Ernst & Young LLP, Independent Auditors

TO THE SHAREHOLDERS AND BOARD OF DIRECTORS OF CSX CORPORATION

We have audited the accompanying consolidated statements of financial position of CSX Corporation and subsidiaries as of December 26, 1997 and December 27, 1996, and the related consolidated statements of earnings, cash flows, and changes in shareholders' equity for each of the three fiscal years in the period ended December 26, 1997. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above (appearing on pages 29-50) present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 26, 1997 and December 27, 1996, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 1997, in conformity with generally accepted accounting principles.


                                              /s/ Ernst & Young LLP
                                                  -----------------
                                                  Ernst & Young LLP


Richmond, Virginia
January 30, 1998

                               Board of Directors


                            Elizabeth E. Bailey(2,4)
             John C. Hower Professor of Public Policy and Management
        The Wharton School, University of Pennsylvania, Philadelphia, Pa.

                            Robert L. Burrus Jr.(4,5)
                              Partner and Chairman
               McGuire, Woods, Battle & Boothe, LLP, Richmond, Va.

                             Bruce C. Gottwald(4,5)
                                Chairman and CEO
                        Ethyl Corporation, Richmond, Va.

                                John R. Hall(3,5)
                         Chairman of Arch Coal Inc. and
                            Retired Chairman and CEO
                           Ashland Inc., Ashland, Ky.

                             Robert D. Kunisch(1,3)
                                  Vice Chairman
                     Cendant Corporation, Boca Grande, Fla.

                             Hugh L. McColl Jr.(2,4)
                                       CEO
                       NationsBank Corp., Charlotte, N.C.

                            James W. McGlothlin(1,5)
                                Chairman and CEO
                        The United Company, Bristol, Va.

                           Southwood J. Morcott(1,2,4)
                                Chairman and CEO
                         Dana Corporation, Toledo, Ohio

                             Charles E. Rice(1,2,3)
                             Former Chairman and CEO
                     Barnett Banks Inc., Jacksonville, Fla.

                           William C. Richardson(3,5)
                                President and CEO
                  W.K. Kellogg Foundation, Battle Creek, Mich.

                            Frank S. Royal, M.D.(2,3)
               Physician and Health Care Authority, Richmond, Va.

                                 John W. Snow(1)
                           Chairman, President and CEO
                         CSX Corporation, Richmond, Va.


  Key to committees of the board
    1 - Executive, 2 - Audit, 3 - Compensation, 4 - Pension,
    5 - Organization & Corporate Responsibility



                               Corporate Officers

John W. Snow, 58*, Chairman, President and CEO -- elected February 1991

Mark G. Aron, 55*, Executive Vice  President-Law  and  Public Affairs -- elected
 April 1995(1)

Andrew B. Fogarty, 53*,  Senior  Vice  President-Corporate  Services --  elected
 September 1997(2)

Paul R. Goodwin, 55*,  Executive   Vice   President-Finance  and Chief Financial
 Officer -- elected April 1995(3)

Ellen M. Fitzsimmons, 37, General Counsel-Corporate -- elected September 1997

Arnold I. Havens, 50, Vice President-Federal Affairs -- elected February 1997

Thomas E. Hoppin, 56, Vice President-Corporate  Communications -- elected  April
 1986

William F. Miller, 55,  Vice  President-Audit and  Advisory  Services -- elected
 September 1996

Jesse R. Mohorovic, 55*, Vice  President-Corporate Relations -- elected February
 1995(4)

James P. Peter, 47, Vice President-Taxes -- elected June 1993

James L. Ross, 59*, Vice President and Controller -- elected April 1996(5)

Alan A. Rudnick, 50, Vice President-General Counsel and Corporate Secretary -- elected June 1991

Michael J. Ruehling, 50, Vice President-State Relations -- elected February 1995

James A. Searle Jr., 51, Vice President-Administration -- elected April 1996

Peter J. Shudtz, 49, Vice President-Law and General Counsel -- elected September
 1997

William H. Sparrow, 54*,  Vice  President-Financial  Planning -- elected January
 1996(6)

Gregory R. Weber, 52*, Vice President and Treasurer -- elected April 1996(7)

                                 Unit Officers

                            CSX TRANSPORTATION INC.

Alvin R. (Pete) Carpenter, 56*
President and CEO since January 1992

John Q. Anderson, 46*
Executive Vice President-Sales & Marketing since May 1996(8)

Donald D. Davis, 58*
Executive Vice President-Employee Relations since January 1998(9)

Gerald L. Nichols, 62*
Vice Chairman since January 1998(10)

Carl N. Taylor, 58*
Executive Vice President-Operations since January 1998(11)

Michael J. Ward, 47*
Executive Vice President-Finance and CFO since June 1996(12)


                             SEA-LAND SERVICE INC.

John P. Clancey, 53*
President and CEO since August 1991

Robert J. Grassi, 51*
Senior Vice President-Finance and Planning since August 1997(13)

Richard E. Murphy, 53*
Senior Vice President-Corporate Marketing since June 1996(14)

Charles G. Raymond, 54*
Senior Vice President and Chief Transportation Officer since May 1995(15)


                              CSX INTERMODAL INC.

Lester M. Passa, 43*
President and CEO since November 1997(16)


                         AMERICAN COMMERCIAL LINES INC.

Michael C. Hagan, 51*
President and CEO since May 1992


                         CUSTOMIZED TRANSPORTATION INC.

David G. Kulik, 49
President and CEO since December 1994


                                 THE GREENBRIER

Ted J. Kleisner, 53
President and Managing Director since January 1989


                           YUKON PACIFIC CORPORATION

Jeff B. Lowenfels, 49
President and CEO since February 1995


                                 CSX TECHNOLOGY

John F. Andrews, 44*
President and CEO since April 1995
and CSX Chief Information Officer -- elected November 1997(17)


* Executive officers of the corporation. Executive officers of CSX Corporation are elected by the CSX board of directors and hold office until the next annual election of officers. Officers of CSX business units are elected annually by the respective boards of directors of the business units. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was selected. All of the executive officers listed have held their current positions for at least five years except as noted below:

1) Prior to April 1995, Mr. Aron served as Senior Vice President-Law and Public Affairs.

2) Prior to September 1997, Mr. Fogarty served as Senior Vice President-Finance and Planning, Sea-Land, from June 1996 TO August 1997; As CSX Vice President-Audit and Advisory Services from March 1995 TO June 1996; and prior thereto as CSX Vice President-Executive Department.

3) Prior to April 1995, Mr. Goodwin served as an officer of CSXT as Executive Vice President-Finance & Administration from February 1995 to April 1995; as Senior Vice President-Finance from April 1992 to February 1995; and prior thereto as Senior Vice President-Finance.

4) Prior to February 1995, Mr. Mohorovic served as Vice President-Corporate Communications, CSXT, from April 1994 to February 1995, and prior thereto as Vice President-Corporate Communications, Sea-Land.

5) Prior to April 1996, Mr. Ross served as CSX Vice President-Special Projects from October 1995 to April 1996, and prior thereto as Audit Partner with Ernst & Young, LLP.

6) Prior to January 1996, Mr. Sparrow served as Vice President-Capital Planning and Budgeting from May 1994 to January 1996 and prior thereto as Vice President and Treasurer.

7) Prior to April 1996, Mr. Weber served as Vice President, Controller and Treasurer, from May 1994 TO April 1996, and prior thereto as Vice President and Controller.

8) Prior to May 1996, Mr. Anderson served as Senior Vice President-Coal, Metals and Minerals Business for Burlington Northern Santa Fe Corporation.

9) Prior to January 1998, Mr. Davis served as CSXTSenior Vice President-Employee Relations.

10)Prior to January 1998, Mr. Nichols served as CSXT Executive Vice President and COO from February 1995 to January 1998 and prior thereto as Senior Vice President-Administration of CSXT.

11)Prior to January 1998, Mr. Taylor served as CSXT Senior Vice President Transportation & Mechanical and Chief Financial Officer from July 1996 to January 1998; Senior Vice President Engineering & Mechanical from March 1995 to July 1996; and prior thereto as Vice President Mechanical.

12)Prior to May 1996, Mr. Ward served as an officer of CSXT as Senior Vice President-Finance from April 1995 TO May 1996; General Manager-C&O Business unit from 1994 TO April 1995; and prior thereto as Vice President-Coal.

13)Prior  to  August  1997,   Mr.   Grassi   served  as  Sea-Land   Senior  Vice
   President-Atlantic, AME Services from June 1996 to August 1997 and prior thereto as Senior Vice President-Finance and Planning.

14)Prior to June 1996, Mr. Murphy served as Sea-Land Vice President-Atlantic-AME from 1995 to June 1996; Senior Vice President-Pacific Services from 1993 to 1995; and prior thereto as Vice President-Pacific Services.

15)Prior  to  May  1995,   Mr.   Raymond   served  as   Sea-Land   Senior   Vice
   President-Operations and Inland Transportation.

16)Prior to November 1997, Mr. Passa served as CSXT Vice President-Commercial Integration from July 1997 to November 1997, and prior thereto as an officer of Conrail Inc. as Senior Vice President-Automotive Service Group from February 1997 to July 1997; as Vice President-Logistics & Corporate Strategy from March 1995 to February 1997; as Assistant Vice President-Corporate Strategy.

17)Prior  to  April  1995,  Mr.   Andrews   served  as  Vice   President-Systems
   Development, CSX Technology.

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


TRANSFER AGENT, REGISTRAR AND DIVIDEND DISBURSING

Agent Harris Trust Company
P.O. Box A3504
Chicago, IL 60690
(800) 521-5571
e-mail: WEBSHARE@HARRISBANK.com


CSX Direct Invest
Harris Trust Dividend Reinvestment Department
P. O. Box A3309
Chicago, IL 60690-3309
(800) 521-5571
e-mail: www.harrisbank.com


Shareholder Relations
Anne B. Taylor
Administrator-Shareholder Services
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1465
e-mail: Anne_Taylor@csx.com


Corporate Communications
Elisabeth Gabrynowicz
Director-Corporate Communications
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1406
e-mail: Elisabeth_Gabrynowicz@csx.com


Investor Relations
Joseph C. Wilkinson
Director-Investor Relations
CSX Corporation
P.O. Box 85629
Richmond, VA 23285-5629
(804) 782-1553
e-mail: Joseph_Wilkinson@csx.com


DIRECT STOCK PURCHASE AND DIVIDEND REINVESTMENT
CSX provides dividend reinvestment and stock purchase plans for employees, shareholders and potential shareholders as a convenient method of acquiring CSX shares through direct purchase, dividend reinvestment and optional cash payments.

CSXDirect Invest
CSXDirectInvestSM, a direct stock purchase and dividend reinvestment plan, permits the purchase and sale of shares directly though our transfer agent, Harris Trust. Through this plan, no service charges or brokerage commissions apply to share purchases, and sales can be made with minimal charges and commissions. Initial investment for a non-shareholder is $500 plus a $10 one-time enrollment fee.

The plan also allows for automatic reinvestment of dividends in CSX common stock without payment of any brokerage commissions or service charges, or you may receive dividend payments on some or all of your shares. You also may make optional cash investments with as little as $50 per month, or up to $10,000 per month, without any charges or commissions. Optional cash investments may be made by mailing a check or money order to Harris, or by authorizing automatic monthly withdrawals from your bank account. You also may make gifts of CSX shares to others through the plan, and present them with a gift memento if desired. You do not need to own shares of CSX stock currently to enroll in this plan.

To obtain a prospectus or other information regarding CSXDirectInvestSM, please call or write the Harris Trust Dividend Reinvestment Department at the phone number or address above. Or, if you prefer, you may visit our web site at www.csx.com.

Stock Held in Brokerage Accounts
When a broker holds your stock, it is usually registered in the broker's name, or "street name." We do not know the identity of individual shareholders who hold stock in this manner. We know only that a broker holds a certain number of shares that may be for any number of customers. If your stock is in a street-name account, you are not eligible to participate in CSXDirectInvestSM, the company's direct stock purchase and dividend reinvestment plan. Also, you will receive your dividend payments, annual reports and proxy materials through your broker. You should notify your broker, not Harris Trust, if you wish to eliminate unwanted, duplicate mailings and improve the timeliness on the delivery of these materials and your dividend payments.


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


DIVIDENDS
CSX pays quarterly dividends on its common stock on or about the 15th of March, June, September and December, when declared by the board of directors, to shareholders of record approximately three weeks earlier. CSX now offers direct deposit of dividends to shareholders who request it. If you are interested, please contact Harris Trust at the address or phone number shown on page 54.


REPLACING DIVIDEND CHECKS
If you do not receive your dividend check within 10 business days after the payment date or if your check is lost or destroyed, you should notify Harris Trust so payment on the check can be stopped and a replacement issued.


ENVIRONMENTAL/SAFETY REPORT
CSX is publishing an environmental/safety report, available to shareholders at the Annual Meeting. Shareholders may order additional copies by calling 804-783-1349 or visiting our website.

                             Corporate Information

HEADQUARTERS
One James Center
901 East Cary Street
Richmond, VA 23219-4031
(804) 782-1400
http://www.csx.com


MARKET INFORMATION
CSX's common stock is listed on the New York, London and Swiss stock exchanges and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is "CSX."


DESCRIPTION OF COMMON AND PREFERRED STOCKS
A total of 300 million shares of common stock is authorized, of which 218,309,911 shares were outstanding as of Dec. 26, 1997. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights.

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


                            Closing Price of Common
                            Stock at Fiscal Year-End
                                   (Dollars)

                                    [GRAPH]

                    '93      '94      '95      '96      '97
                  $40.94    $34.82   $45.63   $42.88   $51.13


COMMON STOCK PRICE RANGE AND DIVIDENDS PER SHARE

Fiscal Year                          1997
---------------------------------------------------------------
Quarter                   1st        2nd        3rd        4th
---------------------------------------------------------------
Market Price
High                    $52.00     $56.13     $62.44     $60.75
Low                     $41.25     $44.13     $53.94     $50.25
Dividends Per Share     $  .26     $  .26     $  .26     $  .30
---------------------------------------------------------------



Fiscal Year                          1996
---------------------------------------------------------------
Quarter                   1st        2nd        3rd        4th
---------------------------------------------------------------
Market Price
High                    $48.50     $53.13     $53.00     $52.38
Low                     $42.25     $44.13     $42.25     $42.50
Dividends Per Share     $  .26     $  .26     $  .26     $  .26
---------------------------------------------------------------



Fiscal Year                          1995
---------------------------------------------------------------
Quarter                   1st        2nd        3rd        4th
---------------------------------------------------------------
Market Price
High                    $39.88     $41.00     $44.63     $46.13
Low                     $34.63     $36.00     $37.44     $39.06
Dividends Per Share     $  .22     $  .22     $  .22     $  .26
---------------------------------------------------------------



Fiscal Year                          1994
---------------------------------------------------------------
Quarter                   1st        2nd        3rd        4th
---------------------------------------------------------------
Market Price
High                    $46.19     $41.63     $39.57     $37.25
Low                     $39.94     $35.50     $33.00     $31.57
Dividends Per Share     $  .22     $  .22     $  .22     $  .22
---------------------------------------------------------------



Fiscal Year                          1993
--------------------------------------------------------------
Quarter                   1st        2nd        3rd        4th
---------------------------------------------------------------
Market Price
High                    $39.98     $39.07     $40.13     $44.07
Low                     $33.57     $33.19     $33.94     $37.44
Dividends Per Share     $  .19     $  .19     $  .19     $  .22
---------------------------------------------------------------


Data for periods prior to 4th quarter 1995 have been adjusted for a 2-for-1 common stock split.



NUMBER OF REGISTERED SHAREHOLDERS

 1997     1996     1995     1994     1993
------   ------   ------   ------   ------
52,852   55,176   55,528   57,355   59,714


SHARES OUTSTANDING AS OF JAN. 23, 1998: 218,308,863


COMMON STOCK SHAREHOLDERS AS OF JAN. 23, 1998: 52,599

                            Proposed Acquisition Map

The proposed division of Conrail's rail network is along the former New York Central/Pennsylvania systems. CSX's 42% of Conrail is centered around the New York-to-St. Louis Water Level Route of the former New York Central.

Historically, the New York Central competed with the Pennsylvania Railroad, which makes up much of the Norfolk Southern acquisition. Thus, the proposed division of Conrail effectively restores rail-rail competition in the Northeast while creating single-line service making CSXT more competitive with trucks.

                                     [MAP]

ANNUAL SHAREHOLDER MEETING
10 a.m., Tuesday, April 28, 1998
The Greenbrier White Sulphur Springs, W.Va.


SHAREHOLDER HOUSE PARTIES AT THE GREENBRIER
Throughout the year, The Greenbrier offers Shareholder House Parties featuring discounted rates and special activities. Shareholder House Parties in 1998 are scheduled for:

    EASTER - APRIL 8-12

    ANNUAL MEETING - APRIL 26-29

    LABOR DAY - SEPT. 4-8

For information on shareholder parties, contact Maryann Sanford, Reservations Department, The Greenbrier, 300 W. Main Street, White Sulphur Springs, WV 24986, or phone toll-free (800) 624-6070 or e-mail to The_Greenbrier@csx.com

Again in 1998, The Greenbrier is pleased to extend to all shareholders a 10 percent discount on their Modified American Plan rates, applicable to one visit per year. Reservations will be accepted on a space-available basis. This offer does not apply during CSX House Parties, when rates are already discounted, or if a shareholder is attending a conference being held at The Greenbrier.



CSX CORPORATION
One James Center
901 East Cary Street
Richmond, VA 23219-4031
(804) 782-1400
Internet address: http://www.csx.com

CSX TRANSPORTATION INC.
500 Water Street
Jacksonville, FL 32202
(904) 359-3100
Internet address: http://www.csxt.com

SEA-LAND SERVICE INC.
6000 Carnegie Blvd.
Charlotte, NC 28209
(704) 571-2000
Internet address: http://www.sealand.com

CSX INTERMODAL INC.
301 West Bay Street
Jacksonville, FL 32202
(904) 633-1000
Internet address: http://www.csxi.com

AMERICAN COMMERCIAL LINES INC.
1701 E. Market Street
Jeffersonville, IN 47130
(812) 288-0100
Internet address: http://www.aclines.com

CUSTOMIZED TRANSPORTATION INC.
10407 Centurion Parkway, N., Ste. 400
Jacksonville, FL 32256
(904) 928-1400
Internet address: http://www.cti-logistics.com

THE GREENBRIER
300 W. Main Street
White Sulphur Springs, WV 24986
(304) 536-1110
Internet address: http://www.greenbrier.com

YUKON PACIFIC CORPORATION
1049 W. 5th Avenue
Anchorage, AK 99501
(907) 265-3100
Internet address: http://www.csx.com/docs/ypc/ypc.html


                                 CSX Corporation

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February 1998.

                                             CSX Corporation

                                         By: /s/ James L. Ross
                                             -----------------
                                             James L. Ross, Vice President
                                              and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                                  Title
------------                 -------------------------------------
John W. Snow                 Chairman of the Board, President,
                              Chief Executive Officer and Director
                             (Principal Executive Officer)*

Paul R. Goodwin              Executive Vice President-Finance
                              (Principal Financial Officer)*

Elizabeth E. Bailey          Director*

Robert L. Burrus Jr.         Director*

Bruce C. Gottwald            Director*

John R. Hall                 Director*

Robert D. Kunisch            Director*

Hugh L. McColl Jr.           Director*

James W. McGlothlin          Director*

Southwood J. Morcott         Director*

Charles E. Rice              Director*

William C. Richardson        Director*

Frank S. Royal, M.D.         Director*


/s/ Peter J. Shudtz
-----------------------------------
* Peter J. Shudtz, Attorney-in-Fact
  February 18, 1998

                                CSX CORPORATION
                            Statement of Differences

1. The printed Annual Report and Form 10-K contains numerous graphs and photographs not incorporated into the electronic Form 10-K.

2. The 10-K cover sheet and index, presented on pages 49 and 50 of the printed document, have been repositioned to the front of the electronic document.

                                INDEX TO EXHIBITS

Description

  (3.1)  Articles of  Incorporation (incorporated by  reference  as Exhibit 3 to
          Form 10-K dated Feb. 15, 1991)

  (3.2)  Bylaws  (incorporated by  reference to Exhibit  3.2 to Form 10-K  dated
          March 14, 1997)

 (10.1) CSX Stock Plan for Directors* (incorporated by reference to Appendix A to Proxy Statement dated March 18, 1997)

 (10.2)  Special  Retirement Plan for CSX  Directors*

 (10.3)  Corporate  Director Deferred Compensation Plan*

 (10.4)  CSX  Directors'  Charitable  Gift  Plan  (incorporated by  reference to
          Exhibit 10.4 to Form 10-K dated  March 4, 1994)

 (10.5)  CSX Directors'  Matching  Gift  Plan*   (incorporated  by  reference to
          Exhibit 10.5 to Form 10-K dated March 14, 1997)

 (10.6)  Form  of  Agreement  with  J. W. Snow,  A. R. Carpenter, J. P. Clancey,
          P. R.  Goodwin  and G. L.  Nichols*    (incorporated  by reference  to
          Exhibit 10.6 to Form 10-K dated March 3, 1995)

 (10.7)  Form of Amendment to  Agreement with A. R. Carpenter, P. R. Goodwin and
          G. L. Nichols (incorporated by reference to Exhibit 10.7 to Form 10-K dated March 14, 1997)

 (10.8)  Form of  Amendment to  Agreement with J. P. Clancey*   (incorporated by
         reference to Exhibit 10.8 to Form 10-K dated March 14, 1997)

 (10.9)  Form of  Retention  Agreement with A. R.  Carpenter and J. P.  Clancey*
          (incorporated by reference to Exhibit 10.3 to Form 10-K dated Feb. 28,
          1992)

(10.10)  Agreement with J. W.  Snow* (incorporated by reference to  Exhibit 10.9 to Form 10-K dated March 4, 1994)

(10.11)  Amendment to Agreement with J. W.  Snow  (incorporated  by reference to
          Exhibit 10.11 to Form 10-K dated March 14, 1997)

(10.12)  Amendment to Agreement with J. W. Snow*

(10.13)  Agreement with G. L. Nichols*

(10.14)  Stock Purchase and Loan Plan*

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

(10.17)  Supplementary  Savings  Plan  and  Incentive  Award  Deferral  Plan for
          Eligible Executives of CSX Corporation and Affiliated Companies*

(10.18)  Special Retirement Plan of CSX Corporation and Affiliated Companies*

(10.19)  Supplemental  Retirement  Plan  of  CSX   Corporation  and   Affiliated
          Companies*

(10.20) 1994 Senior Management Incentive Compensation Plan* (incorporated by reference to Exhibit 10.16 to Form 10-K dated March 3, 1995)

   (21)  Subsidiaries of the Registrant

 (23.1)  Consent of Ernst & Young LLP

 (23.2)  Consent of Price Waterhouse LLP

   (27)  Financial Data Schedule

 (99.1)  Audited Consolidated Financial Statements and  Schedule of Conrail Inc.
          for the Years Ended Dec. 31, 1997, 1996 and 1995


*  Management Contract or Compensatory Plan or Arrangement.