Form 10-Q
period 1998-03-27
CSX CORP
filed 1998-04-24
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarter ended March 27, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 27, 1998: 219,091,009 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1998
                                      INDEX




                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.            Consolidated Statement of Earnings-
                Quarters Ended March 27, 1998 and March 28, 1997          3

2.            Consolidated Statement of Cash Flows-
                Quarters Ended March 27, 1998 and March 28, 1997          4

3.            Consolidated Statement of Financial Position-
                At March 27, 1998 and December 26, 1997                   5

Notes to Consolidated Financial Statements                                6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                        12


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 18

Signature                                                                 18


                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)


                                                                                (Unaudited)
                                                                               Quarters Ended
                                                                       --------------------------------
                                                                         March 27,         March 28,
                                                                           1998              1997
                                                                       --------------    --------------

Operating Revenue                                                      $     2,580       $     2,567

Operating Expense                                                            2,293             2,243
                                                                       -------------      -------------

Operating Income                                                               287               324
Other Income (Expense)                                                         (34)               (7)
Interest Expense                                                               124                84
                                                                       -------------      -------------

Earnings before Income Taxes                                                   129               233
Income Tax Expense                                                              38                82
                                                                       -------------      -------------

Net Earnings                                                           $        91        $      151
                                                                       =============      =============

Earnings Per Share                                                     $       .42        $      .70
                                                                       =============      =============

Earnings Per Share, Assuming Dilution                                  $       .41        $      .69
                                                                       =============      =============

Average Common Shares Outstanding (Thousands)                              218,661           217,227
                                                                       =============      =============

Average Common Shares Outstanding, Assuming Dilution
     (Thousands)                                                           221,612           219,494
                                                                       =============      =============

Common Shares Outstanding (Thousands)                                      219,091           217,663
                                                                       =============      =============

Cash Dividends Paid Per Common Share                                   $       .30        $      .26
                                                                       =============      =============



See accompanying Notes to Consolidated Financial Statements.


                                         CSX CORPORATION AND SUBSIDIARIES
                                       Consolidated Statement of Cash Flows
                                               (Millions of Dollars)

                                                                                (Unaudited)
                                                                               Quarters Ended
                                                                       -------------------------------
                                                                        March 27,          March 28,
                                                                           1998              1997
                                                                       -------------      ------------

OPERATING ACTIVITIES
  Net Earnings                                                         $        91        $      151
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided
      Depreciation and Amortization                                            178               159
      Deferred Income Taxes                                                     11                17
      Productivity/Restructuring Charge Payments                                (8)              (15)
      Equity in Conrail Earnings and Other Operating Activities                (42)               14
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                                     12               (23)
        Other Current Assets                                                   (67)               (3)
        Accounts Payable                                                       (64)              (89)
        Other Current Liabilities                                              (35)              (14)
                                                                       -------------      ------------

        Net Cash Provided by Operating Activities                               76               197
                                                                       -------------      ------------

INVESTING ACTIVITIES
  Property Additions                                                          (305)             (189)
  Proceeds from Property Dispositions                                           12                 3
  Investment in Conrail                                                         (6)                9
  Short-Term Investments - Net                                                 101                41
  Purchases of Long-Term Marketable Securities                                 (58)              (18)
  Proceeds from Sales of Long-Term Marketable
    Securities                                                                   8                 8
  Other Investing Activities                                                    (3)              (34)
                                                                       -------------      ------------

        Net Cash Used by Investing Activities                                 (251)             (180)
                                                                       -------------      ------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                                        169               (48)
  Long-Term Debt Issued                                                          5                 5
  Long-Term Debt Repaid                                                        (92)              (51)
  Dividends Paid                                                               (66)              (57)
  Other Financing Activities                                                   (13)                3
                                                                       -------------      ------------

        Net Cash Provided (Used) by Financing Activities                         3              (148)
                                                                       -------------      ------------

  Net Decrease in Cash and Cash Equivalents                                   (172)             (131)

CASH, CASH EQUIVALENTS AND SHORT-
  TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                             251               368
                                                                       -------------      ------------

  Cash and Cash Equivalents at End of Period                                    79               237
    Short-Term Investments at End of Period                                    380               273
                                                                       -------------      ------------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                                       $       459        $      510
                                                                       =============      ============

See accompanying Notes to Consolidated Financial Statements.
                                                       - 4 -


                                         CSX CORPORATION AND SUBSIDIARIES
                                   Consolidated Statement of Financial Position
                                               (Millions of Dollars)

                                                                        (Unaudited)
                                                                          March 27,         December 26,
                                                                           1998              1997
                                                                       -------------      ------------

ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term
      Investments                                                      $       459         $     690
    Accounts Receivable                                                      1,010               987
    Materials and Supplies                                                     268               227
    Deferred Income Taxes                                                      137               134
    Other Current Assets                                                       168               137
                                                                       -------------      -------------

        Total Current Assets                                                 2,042             2,175

  Properties-Net                                                            12,430            12,406
  Investment in Conrail                                                      4,267             4,244
  Affiliates and Other Companies                                               374               394
  Other Long-Term Assets                                                       766               738
                                                                       -------------      -------------

        Total Assets                                                   $    19,879         $  19,957
                                                                       =============      =============

LIABILITIES
  Current Liabilities
    Accounts Payable                                                   $     1,115         $   1,179
    Labor and Fringe Benefits Payable                                          459               477
    Casualty, Environmental and Other Reserves                                 303               298
    Current Maturities of Long-Term Debt                                        78               229
    Short-Term Debt                                                            295               126
    Other Current Liabilities                                                  387               398
                                                                       -------------      -------------

        Total Current Liabilities                                            2,637             2,707

  Casualty, Environmental and Other Reserves                                   669               711
  Long-Term Debt                                                             6,389             6,416
  Deferred Income Taxes                                                      2,954             2,939
  Other Long-Term Liabilities                                                1,390             1,418
                                                                       -------------      -------------

        Total Liabilities                                                   14,039            14,191
                                                                       -------------      -------------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                                   219               218
  Other Capital                                                              1,600             1,552
  Retained Earnings                                                          4,044             4,019
  Accumulated Other Comprehensive Earnings (Loss)                              (23)              (23)
                                                                       -------------      -------------

        Total Shareholders' Equity                                           5,840             5,766
                                                                       -------------      -------------

        Total Liabilities and Shareholders' Equity                     $    19,879         $  19,957
                                                                       =============      =============

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at March 27, 1998 and December 26, 1997, the results of its operations and its cash flows for the quarters ended March 27, 1998 and March 28, 1997, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 1998 presentation.

         Earnings per share are based on the weighted average of common shares outstanding for the fiscal quarters ended March 27, 1998 and March 28, 1997. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potentially dilutive securities. For the fiscal quarters ended March 27, 1998 and March 28, 1997, potentially dilutive common shares consist of stock options (2.7 million shares and 2.1 million shares, respectively) and performance shares and other stock awards (0.2 million in each quarter). Options to purchase 1,955,000 shares of common stock at $57 per share and 1,953,506 shares at $51.44 per share were outstanding during the quarters ended March 27, 1998 and March 28, 1997, respectively, but were not included in the computation of earnings per share, assuming dilution. The exercise prices of these options were greater than the average prices of the common shares and, accordingly, their effect is antidilutive.

         While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

NOTE 2.  FISCAL REPORTING PERIODS

         The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters ended March 27, 1998 and March 28, 1997, and the fiscal year ended December 26, 1997.

NOTE 3.  ACCOUNTING PRONOUNCEMENTS

         CSX adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", at the beginning of fiscal year 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. There were no material differences between net earnings and comprehensive earnings for the fiscal quarters ended March 27, 1998 and March 28, 1997. Accumulated other comprehensive earnings at March 27, 1998 and December 27, 1996 consist of minimum pension liability adjustments ($20 million) and foreign currency translation adjustments ($3 million).

         The Financial Accounting Standards Board (FASB) has issued two accounting pronouncements which the company will adopt in the fourth quarter of 1998. FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The company operates diversified freight transportation businesses and has historically provided detailed operating segment and other information in its communications to shareholders; however, such information has not typically been presented in the consolidated financial statements and related notes.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)


         FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The company does not expect that adoption of the disclosure requirements of this pronouncement will have a material impact on its financial statements.

NOTE 4.  JOINT ACQUISITION OF CONRAIL, INC.

         During the second quarter of 1997, CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) through a jointly owned entity pursuant to an agreement dated April 8, 1997. Under the agreement, CSX contributed approximately $4.1 billion, in the form of cash and Conrail shares previously acquired, for a 42% investment in Conrail. CSX financed the acquisition of its investment in Conrail by issuing a combination of fixed-rate debentures and commercial paper. Norfolk Southern contributed approximately $5.7 billion, also in the form of cash and Conrail shares previously acquired, for a 58% investment in Conrail.

         The Conrail shares acquired by CSX and Norfolk Southern have been placed in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). In June 1997, CSX and Norfolk Southern completed supplemental agreements governing the legal structure of the transaction and operations of the Conrail rail system subsequent to STB approval. The terms of these agreements, the operating plans of the respective companies, and the benefits expected to result from combining the respective rail systems are incorporated in a joint railroad control application that was filed with the STB on June 23, 1997. The STB is expected to issue a final decision on the application in July 1998. It is anticipated that operational integration of the CSX and Conrail systems will take place in late 1998.

         During the first quarter of 1997, the company held only a 19.9% investment in Conrail and, accordingly, followed the cost method of accounting. The completion of the joint acquisition, and the resulting increase in CSX's ownership interest in Conrail to 42%, required a change from the cost method to the equity method of accounting for the investment during the second quarter of 1997. The change in accounting method included adjustments retroactive to the date of CSX's initial investment in Conrail in November 1996. The net amount of these retroactive adjustments applicable to fiscal year 1996 was not material. The company will continue to use the equity method of accounting while the Conrail shares are held in the voting trust. Under this method, the company recognizes income from its proportionate share of Conrail's net income and expense for amortization of its purchase price in excess of its proportionate share of Conrail's net book value. For the quarter ended March 27, 1998, equity in Conrail's net income totaled $35 million, and amortization of the excess purchase price totaled $12 million.

         Summary financial information for Conrail for its fiscal periods ended March 31, 1998 and March 31, 1997, and at December 31, 1997, is as follows:

                                                   Quarters Ended
                                          ----------------------------------
                                            March 31,           March 31,
                                               1998                1997
                                           -------------       -------------
Income Statement Information:
    Revenues                                $      927           $      906
    Income from Operations                         160                  116
    Net Income                                      85                   61

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

                                                                                        As Of
                                                                  ---------------------------------------------------

                                                                      March 31, 1998            December 31, 1997
                                                                  -----------------------     -----------------------

Balance Sheet Information:
    Current Assets                                                     $       961                $       954
    Property and Equipment and Other Assets                                  7,574                      7,530
    Total Assets                                                             8,535                      8,484
    Current Liabilities                                                      1,188                      1,208
    Long-Term Debt                                                           1,703                      1,732
    Total Liabilities                                                        5,204                      5,319
    Stockholders' Equity                                                     3,331                      3,165


         Conrail's operating results include various expenses related to the transaction. On an after-tax basis, these expenses totaled $18 million and $14 million for the quarters ended March 31, 1998 and 1997, respectively. These expenses were included in the net income of Conrail in determining the proportionate share of such income recorded by the company.

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

         The combined effect of dividends or equity earnings, excess purchase price amortization, net interest on debt issued to acquire the Conrail investment, and other expenses related to the transaction reduced the company's net earnings by $43 million, 19 cents per share, for the quarter ended March 27, 1998, and $16 million, 7 cents per share, for the quarter ended March 28, 1997. The company's method of accounting for the investment in Conrail subsequent to the STB decision and dissolution of the voting trust will depend on the final terms of the ownership arrangement between the company and Norfolk Southern approved by the STB.

NOTE 5.  ACCOUNTS RECEIVABLE

         The company has sold, directly and through Trade Receivables Participation Certificates (Certificates), ownership interests in designated pools of accounts receivable originated by CSX Transportation, Inc. (CSXT), its rail unit. At March 27, 1998, the company had $200 million of Certificates outstanding at 5.05%, due September 1998, which begin amortizing in July 1998. The company expects that it will issue new Certificates in the second quarter of 1998. The Certificates represent undivided interests in a master trust holding an ownership interest in a revolving pool of rail freight accounts receivable. At March 27, 1998 and December 26, 1997, the Certificates were collateralized by $247 million and $249 million, respectively, of accounts receivable held in the master trust.

         The company also has a revolving agreement with a financial institution to sell with recourse on a monthly basis an undivided percentage ownership interest in designated pools of freight and other accounts receivable. The agreement provides for the sale of up to $200 million in accounts receivable and expires in October 1998.

         The company has retained the responsibility for servicing and collecting accounts receivable held in trust or sold. At March 27, 1998 and
December 26, 1997, accounts receivable have been reduced by $372 million, representing Certificates and accounts receivable sold. The net losses associated with sales of Certificates and receivables were $7 million for the quarters ended March 27, 1998 and March 28, 1997.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  OPERATING EXPENSE

                                                 Quarters Ended
                                         --------------------------------
                                          March 27,          March 28,
                                             1998               1997
                                         -------------      -------------
Labor and Fringe Benefits                $       850        $       799
Materials, Supplies and Other                    637                614
Building and Equipment Rent                      271                284
Inland Transportation                            248                237
Depreciation                                     163                156
Fuel                                             123                157
Miscellaneous                                      1                 (4)
                                         -------------      -------------

    Total                                $     2,293        $     2,243
                                         =============      =============

NOTE 7.  OTHER INCOME (EXPENSE)

                                                                      Quarters Ended
                                                               ------------------------------
                                                               March 27,          March 28,
                                                                  1998               1997
                                                              -------------      -------------

Interest Income                                               $        11        $        12
Income from Real Estate and Resort Operations(1)                       (5)                (7)
Net Losses from Accounts Receivable Sold                               (7)                (7)
Minority Interest                                                      (7)               (10)
Income (Loss) from Investment in Conrail - Net                         (6)                 5
Equity Earnings of Other Affiliates                                     1                  1
Foreign Currency Gain (Loss)                                           (4)                 3
Miscellaneous                                                         (17)                (4)
                                                              -------------      -------------

    Total                                                     $       (34)       $        (7)
                                                              =============      =============

 (1) Gross revenue from real estate and resort operations was $21 million and $17 million for the quarters ended March 27, 1998 and March 28, 1997, respectively.

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

         In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSX believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive legal strategy, and management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

         The company had been previously advised of a Federal investigation into the activities of a former subsidiary. The former subsidiary, which was sold by the company in 1992, had administered government-guaranteed student loans on behalf of lenders and State guarantee agencies. The investigation focused on allegations of improper administrative practices that, if true, would have rendered certain loans ineligible for guaranty payments. The company has recently reached a tentative agreement with the government resolving this matter in exchange for payments that are not material to the company's overall results of operations or financial position. During the course of the investigation, the company recorded provisions to cover management's best estimates of the likely exposure associated with the matter and at March 27, 1998 had reserved for substantially all of the payments contemplated under the tentative agreement.

         Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, $25 million limit above $100 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

         CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at approximately 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

         CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 264 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

         Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 27, 1998, and December 26, 1997, were $96 million and $99 million, respectively. These recorded liabilities include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 27, 1998 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 9.  SUBSEQUENT EVENT

            On April 20, 1998, CSX announced that it had agreed to convey its barge unit, American Commercial Lines LLC (ACL), to a venture formed with Vectura Group, Inc. (Vectura). In exchange for ACL, CSX will receive $695 million in cash and $155 million of securities issued by the venture, including a 34% common interest in the venture. As part of the transaction, National Marine, Inc. a wholly-owned subsidiary of Vectura, will be combined with ACL to create a company with approximately $1 billion of assets. The transaction is subject to customary conditions, including the arrangement of financing. Closing is anticipated in the second quarter of 1998. The company expects that it will report a gain for financial statement purposes in the period the transaction closes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

First Quarter 1998 Compared with 1997
-------------------------------------

         The company reported net earnings for the quarter ended March 27, 1998 of $91 million, 42 cents per share, versus net earnings of $151 million, 70 cents per share, for the same period in 1997. The results for both years reflect net costs associated with the company's investment in Conrail, partially offset by its equity in Conrail's earnings in 1998 and dividends on the Conrail shares in 1997. Excluding the Conrail impact, earnings would have been $134 million, 60 cents per share, for the quarter ended March 27, 1998 and $167 million, 76 cents per share, for the quarter ended March 28, 1997.

         Operating income was $287 million, down $37 million from the first quarter of 1997. Operating revenue of $2.6 billion remained level with the 1997 period. Operating expense rose slightly over the prior year.

Rail Unit Results
-----------------

         The company's rail unit posted first quarter operating income of $264 million, vs. $282 million in the prior-year period. Revenue remained level at $1.25 billion, while operating expense rose 2 percent.

         Coal volume declined 4 percent, to 39.7 million tons, reflecting slightly lower domestic demand and a weak export market. Coal revenue fell 6 percent from the 1997 period. Total merchandise traffic rose 2 percent, reflecting strong demand overall. Increases occurred in chemicals (up 4 percent); food and consumer products (up 9 percent); metals (up 6 percent); and phosphates and fertilizer (up 8 percent).

         Rail operating expense rose 2 percent, primarily due to increased labor costs resulting from a wage increase last July and higher staffing levels in preparation for the Conrail integration.


                                            RAIL OPERATING INCOME
                                            (Millions of Dollars)
                              -----------------------------------------------
                                       Quarters Ended
                              ---------------------------------
                                March 27,          March 28,       Percent
                                  1998               1997          Change
                              --------------     --------------  ------------
Operating Revenue
  Merchandise                 $         831      $         826            1%
  Coal                                  366                389          (6)%
  Other                                  54                 32           69%
                              --------------     --------------

    Total                             1,251              1,247            -%

Operating Expense                       987                965            2%
                              --------------     --------------

Operating Income              $         264      $         282          (6)%
                              ==============     ==============

Operating Ratio                        78.9%              77.4%
                              ==============     ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Container Shipping Unit Results
-------------------------------

         Ongoing rate pressure and the trade imbalance caused by the Asian currency crisis lowered the container-shipping unit's first-quarter operating income to $15 million, compared to $41 million in 1997.

         Total volume declined just 11 percent; however, the Asian financial crisis resulted in a significant decrease in U.S. exports to Asia. The imbalance greatly affected operating expense, which rose to $940 million, vs. $909 million in the 1997 period. Operating revenue totaled $955 million, vs. $950 million in the prior-year period.

Other Unit Results
------------------

         Performance at the barge unit improved significantly, with operating income rising to $9 million. This compares to $2 million in the 1997 quarter, which was severely affected by adverse weather conditions along the river system. While lower rates this year had an effect on operating revenue, ACL lowered its operating expense by 11 percent.

         The company's intermodal unit achieved operating income of $9 million, vs. $5 million in the 1997 quarter. Total volume rose 2 percent, mainly due to stronger international volume. While rail service problems in the western United States unfavorably affected the unit's long-haul business, the company was successful in lowering its operating expense by 3 percent.

         Growth at the contract logistics unit continued, with revenue rising 16 percent to $107 million and operating income totaling $7 million.

FINANCIAL CONDITION
-------------------

         Cash, cash equivalents and short-term investments totaled $459 million at March 27, 1998, a decrease of $231 million since December 26, 1997. The primary sources of cash and cash equivalents were normal transportation operations and short-term debt borrowings, and the primary uses of cash were property additions, repayment of long-term debt and dividend payments.

         The company's working capital deficit at March 27, 1998 was $595 million, a $63 million increase during the first quarter. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL DATA
--------------

                                             (Millions of Dollars)
                                      ----------------------------------
                                        March 27,         December 26,
                                           1998               1997
                                      ---------------   -----------------
Cash, Cash Equivalents and
  Short-Term Investments              $        459       $        690
Commercial Paper Outstanding -
  Short-Term                                   295                126
Commercial Paper Outstanding -
  Long-Term                                  2,000              2,000
Working Capital (Deficit)                     (595)              (532)

Current Ratio                                   .8                 .8
Debt Ratio                                      52%                52%
Ratio of Earnings to Fixed Charges             1.6x               2.6x

OUTLOOK
-------

         Entering the second quarter, weak export coal demand and high domestic utility coal inventory levels are expected to continue to impact rail traffic and revenues. The rail unit will continue working on service improvements, which should help it gain merchandise traffic. The unit also will continue to prepare for the smooth integration of its portion of Conrail, which promises to open markets. Rail operations will reflect increased costs over the balance of the year for hiring and training of employees and other activities related to the Conrail integration.

         Although the first quarter was challenging for the container-shipping unit, the carrier expects rates for U.S. imports from Asia to strengthen in the coming months and overall volume to be strong. Rationalization of the unit's network should aid cost-control efforts and mitigate some of the imbalance effects caused by the Asian financial crisis.

         The company's intermodal unit anticipates strong demand and continued high service reliability on its core network. However, congestion and related traffic problems on the Union Pacific rail system will continue to have an impact on the unit's revenues.

         In the barge business, weaker rates caused by a short-term barge supply/demand imbalance are expected to continue. However, performance at the barge line should improve compared to last year, largely due to the company's cost-control efforts. The company's conveyance of the barge subsidiary to a joint venture is expected to close during the second quarter.

RECENT DEVELOPMENTS
-------------------

            On April 20, 1998, CSX announced that it had agreed to convey its barge unit, American Commercial Lines LLC (ACL), to a venture formed with Vectura Group, Inc. (Vectura). In exchange for ACL, CSX will receive $695 million in cash and $155 million of securities issued by the venture, including a 34% common interest in the venture. As part of the transaction, National Marine, Inc. a wholly-owned subsidiary of Vectura, will be combined with ACL to create a company with approximately $1 billion of assets. The transaction is subject to customary conditions, including the arrangement of financing. Closing is anticipated in the second quarter of 1998. The company expects that it will report a gain for financial statement purposes in the period the transaction closes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION
-------------------

CSX/Norfolk Southern Agreement

         In April 1997, CSX and Norfolk Southern entered into an agreement providing for their joint acquisition of Conrail and the division of its routes and other assets. Under the terms of the agreement, CSX and Norfolk Southern acquired all outstanding shares of Conrail not already owned by them for $115 per share in cash during the second quarter of 1997. CSX and Norfolk Southern each possess 50% of the voting and management rights of a jointly owned acquisition company, and non-voting equity is divided between the parties to achieve overall economic allocations of 42% for CSX and 58% for Norfolk Southern. Following approval by the Surface Transportation Board (STB) as described below, Conrail's assets will be segregated within Conrail, and CSX and Norfolk Southern will each benefit from the operation of a specified portion of the Conrail routes and other assets through the use of various operating arrangements. Certain Conrail assets will be operated for the joint benefit of CSX and Norfolk Southern.

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

         Because of the time required to obtain necessary regulatory and other approvals, CSX does not expect integrated operations to have a significant effect on operating and financial results prior to fiscal 1999. The primary impact of the Conrail transaction on net earnings prior to the integration of operations will be the after-tax effect of the company's share of Conrail's net earnings, reported under the equity method of accounting, less amortization of the excess purchase price and interest on debt incurred to acquire the Conrail investment. Net cash flow prior to operational integration is expected to be reduced by interest payments on the acquisition debt. At March 28, 1997, the average interest rate on debt incurred to acquire Conrail shares was approximately 6.9%. The degree of negative impact on net earnings and net cash flow during the remainder of 1998 will depend primarily on the net earnings reported by Conrail and the average interest rate and timing of interest payments on the related debt.

OTHER MATTERS
-------------

Litigation

         In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15% of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material and adequate provision was made for the award in a prior year.

         In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSX believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive legal strategy, and management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

         The company had been previously advised of a Federal investigation into the activities of a former subsidiary. The former subsidiary, which was sold by the company in 1992, had administered government-guaranteed student loans on behalf of lenders and State guarantee agencies. The investigation focused on allegations of improper administrative practices that, if true, would have rendered certain loans ineligible for guaranty payments. The company has recently reached a tentative agreement with the government resolving this matter in exchange for payments that are not material to the company's overall results of operations or financial position. During the course of the investigation, the company recorded provisions to cover management's best estimates of the likely exposure associated with the matter and at March 27, 1998 had reserved for substantially all of the payments contemplated under the tentative agreement.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  1.  (27.1)   Financial Data Schedule

                  2.  (27.2)   Restated  Financial Data Schedules for the
                               year to date periods  ended March 28, 1997,  June
                               27, 1997, September 26, 1997 and March 29, 1996

                  3.  (27.3)   Restated  Financial Data Schedules for the
                               year  to  date  periods   ended  June  28,  1996,
                               September  27,  1996 and the fiscal  years  ended
                               December 27, 1996 and December 29, 1995

         (b)      Reports on Form 8-K

                  1.           A report  was filed on April 22, 1998, reporting
                               Item 5, Other Events announcement of an agreement to convey its wholly-owned barge subsidiary, American Commercial Lines LLC, to a venture formed with Vectura Group, Inc.; plus Item 7, Financial Statements and Exhibits - (1) Recapitalization Agreement, dated April 17, 1998, by and among the company, Vectura Group, Inc., American Commercial Lines Holdings LLC, American Commercial Lines LLC, and National Marine, Inc.; and (2) a press release by the company.




                                    Signature
                                    ---------


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             CSX CORPORATION
                                             (Registrant)


                                        By:  \s\ JAMES L. ROSS
                                             ------------------
                                             James L. Ross
                                             Vice President and Controller
                                             (Principal Accounting Officer)
Dated:  April 24, 1998