Form 10-Q
period 1998-06-26
CSX CORP
filed 1998-08-07
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended June 26, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 26, 1998: 218,640,983 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1998
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Six Months Ended June 26, 1998 and June 27, 1997   3

2.         Consolidated Statement of Cash Flows-
            Six Months Ended June 26, 1998 and June 27, 1997                 4

3.         Consolidated Statement of Financial Position-
             At June 26, 1998 and December 26, 1997                          5

Notes to Consolidated Financial Statements                                   6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                          13


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                21

Item 5.  Other Information                                                  22

Item 6.  Exhibits and Reports on Form 8-K                                   22

Signature                                                                   22

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                             (Unaudited)
                                              Quarters Ended            Six Months Ended
                                          ------------------------   ------------------------
                                          June 26,      June 27,      June 26,     June 27,
                                            1998          1997          1998         1997
                                          ----------   -----------   -----------  -----------

Operating Revenue                         $   2,642     $   2,678      $   5,222     $   5,245

Operating Expense                             2,291         2,245          4,584         4,488
                                          ----------    ----------     ----------    ----------

Operating Income                                351           433            638           757
Other Income (Expense)                          (10)           18            (44)           11
Interest Expense                                126           111            250           195
                                          ----------    ----------     ----------    ----------

Earnings before Income Taxes                    215           340            344           573
Income Tax Expense                               64           113            102           195
                                          ----------    ----------     ----------    ----------

Net Earnings                              $     151     $     227      $     242     $     378
                                          ==========    ==========     ==========    ==========

Earnings Per Share                        $     .69    $     1.04     $     1.10    $     1.74
                                          ==========    ==========     ==========    ==========

Earnings Per Share, Assuming Dilution     $     .68    $     1.03     $     1.09    $     1.72
                                          ==========    ==========     ==========    ==========

Average Common Shares Outstanding
  (Thousands)                               219,072       217,684        218,866       217,456
                                          ==========    ==========     ==========    ==========

Average Common Shares Outstanding,
  Assuming Dilution (Thousands)             221,580       220,315        221,594       219,905
                                          ==========    ==========     ==========    ==========

Common Shares Outstanding (Thousands)       218,641       217,841        218,641       217,841
                                          ==========    ==========     ==========    ==========

Cash Dividends Paid Per Common Share      $     .30    $      .26     $      .60    $      .52
                                          ==========    ==========     ==========    ==========




See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                 (Unaudited)
                                                              Six Months Ended
                                                          --------------------------
                                                           June 26,       June 27,
                                                             1998           1997
                                                          -----------     ----------

OPERATING ACTIVITIES
  Net Earnings                                            $       242     $       378
  Adjustments to Reconcile Net Earnings
    To Net Cash Provided
      Depreciation                                                331             320
      Deferred Income Taxes                                        62              53
      Equity in Conrail Earnings - Net                            (59)            (35)
      Productivity/Restructuring Charge Payments                  (19)            (23)
      Other Operating Activities                                   (3)              7
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                        (7)            (53)
        Other Current Assets                                     (101)            (27)
        Accounts Payable                                         (110)            (41)
        Other Current Liabilities                                 (37)             42
                                                          ------------    ------------

        Net Cash Provided by Operating Activities                 299             621
                                                          ------------    ------------

INVESTING ACTIVITIES
  Property Additions                                             (680)           (411)
  Proceeds from Property Dispositions                              16              23
  Investment in Conrail                                           (11)         (2,120)
  Short-Term Investments - Net                                    190            (210)
  Purchases of Long-Term Marketable Securities                    (65)            (33)
  Proceeds from Sales of Long-Term Marketable Securities           15              24
  Other Investing Activities                                      (55)            (30)
                                                          ------------    ------------

        Net Cash Used by Investing Activities                    (590)         (2,757)
                                                          ------------    ------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                           133            (322)
  Long-Term Debt Issued                                           306           2,454
  Long-Term Debt Repaid                                          (133)            (69)
  Cash Dividends Paid                                            (132)           (113)
  Other Financing Activities                                      (40)             --
                                                          ------------    ------------

        Net Cash Provided by Financing Activities                 134           1,950
                                                          ------------    ------------

  Net Decrease in Cash and Cash Equivalents                      (157)           (186)

CASH, CASH EQUIVALENTS AND SHORT-
  TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                251             368
                                                          ------------    ------------

  Cash and Cash Equivalents at End of Period                       94             182
    Short-Term Investments at End of Period                       293             524
                                                          ------------    ------------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                          $       387     $       706
                                                          ============    ============

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                             June 26,      December 26,
                                                             1998           1997
                                                          -----------     ----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term
      Investments                                          $      387     $       690
    Accounts Receivable                                         1,002             987
    Materials and Supplies                                        279             227
    Deferred Income Taxes                                         132             134
    Other Current Assets                                          193             137
                                                          ------------    ------------

        Total Current Assets                                    1,993           2,175

  Properties                                                   18,664          18,270
  Accumulated Depreciation                                     (6,042)         (5,864)
                                                             ---------       ---------

    Properties-Net                                             12,622          12,406

  Investment in Conrail                                         4,303           4,244
  Affiliates and Other Companies                                  414             394
  Other Long-Term Assets                                          798             738
                                                          ------------    ------------

        Total Assets                                       $   20,130     $    19,957
                                                          ============    ============

LIABILITIES
  Current Liabilities
    Accounts Payable                                       $    1,069     $     1,179
    Labor and Fringe Benefits Payable                             461             477
    Casualty, Environmental and Other Reserves                    298             298
    Current Maturities of Long-Term Debt                           89             229
    Short-Term Debt                                               759             126
    Other Current Liabilities                                     356             398
                                                          ------------    ------------

        Total Current Liabilities                               3,032           2,707

  Casualty, Environmental and Other Reserves                      675             711
  Long-Term Debt                                                6,138           6,416
  Deferred Income Taxes                                         3,000           2,939
  Other Long-Term Liabilities                                   1,416           1,418
                                                          ------------    ------------

        Total Liabilities                                      14,261          14,191
                                                          ------------    ------------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                      219             218
  Other Capital                                                 1,544           1,552
  Retained Earnings                                             4,129           4,019
  Accumulated Other Comprehensive Earnings (Loss)                 (23)            (23)
                                                          ------------    ------------

        Total Shareholders' Equity                              5,869           5,766
                                                          ------------    ------------

        Total Liabilities and Shareholders' Equity         $   20,130     $    19,957
                                                          ============    ============

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at June 26, 1998 and December 26, 1997, the results of its operations for the quarters and six months ended June 26, 1998 and June 27, 1997, and its cash flows for the six months ended June 26, 1998 and June 27, 1997, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 1998 presentation.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 26-week periods ended June 26, 1998 and June 27, 1997, and the fiscal year ended December 26, 1997.

NOTE 2.  EARNINGS PER SHARE

        Earnings per share are based on the weighted average of common shares outstanding for the fiscal quarters and six months ended June 26, 1998 and June 27, 1997. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potentially dilutive securities. For the fiscal quarters ended June 26, 1998 and June 27, 1997, potentially dilutive common shares consist of stock options (2.2 million shares and 2.3 million shares, respectively) and performance shares and other stock awards (0.3 million in each quarter). For the six month periods ended June 26, 1998 and June 27, 1997, potentially dilutive common shares consist of stock options (2.4 million shares and 2.2 million shares, respectively) and performance shares and other stock awards (0.3 million shares and 0.2 million shares, respectively).

        Certain stock options outstanding at June 26, 1998 and June 27, 1997, were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market prices of the common shares during those periods and, accordingly, their effect is antidilutive:

                                            June 26,      June 27,
                                              1998           1997
                                           ------------   -----------
         Number of shares                  3,504,079      1,953,007
         Weighted-average exercise price      $54.97         $51.43


NOTE 3.  ACCOUNTING PRONOUNCEMENTS

        CSX adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income", at the beginning of fiscal year 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on the company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement No.
130.  There were no material differences between net earnings and

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

comprehensive earnings for the fiscal quarters ended June 26, 1998 and June 27, 1997. Accumulated other comprehensive earnings at June 26, 1998 and December 26, 1997 consist of minimum pension liability adjustments ($20 million) and foreign currency translation adjustments ($3 million).

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

        The FASB has also issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. The company does not currently use derivative financial instruments, but would expect to adopt this statement in the fourth quarter of 1999 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 4.  JOINT ACQUISITION OF CONRAIL

        In May 1997, CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) through a jointly owned entity pursuant to an agreement dated April 8, 1997. Under the agreement, CSX contributed approximately $4.1 billion, in the form of cash and Conrail shares previously acquired, for a 42% economic interest in Conrail. Norfolk Southern contributed approximately $5.7 billion, also in the form of cash and Conrail shares previously acquired, for a 58% economic interest in Conrail. CSX and Norfolk Southern each have a 50% voting interest in Conrail through the jointly owned entity.

        The Conrail shares acquired by the joint acquisition entity were placed in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). On June 23, 1997, CSX and Norfolk Southern filed a joint railroad control application with the STB outlining the terms of their agreement, their respective operating plans, and the benefits expected from combining the respective rail systems. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. On August 22, 1998, that decision is expected to become effective so that CSX and Norfolk Southern will be permitted to exercise joint control over Conrail. At that time, the voting trust is expected to be dissolved and a new Conrail board of directors elected. Certain steps necessary to integrate the operations of the Conrail rail system with those of CSX and Norfolk Southern, such as the completion of labor implementing agreements, cannot commence prior to August 22, 1998. Those steps and other planning activities are expected to be completed in late 1998 or early 1999, at which time the integration of rail operations will take place.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

        CSX is using the equity method of accounting for its investment in Conrail through the jointly owned entity. Under the equity method, the company recognizes income from its proportionate share of Conrail's net income and expense for amortization of its purchase price in excess of its share of Conrail's net assets. Acquisition and transition expenses that are incurred before the integration of rail operations are also included in the amount reported for net income (loss) from the investment in Conrail. For the quarters ended June 26, 1998 and June 27, 1997, equity in Conrail's net income totaled $49 million and $52 million, respectively; amortization of the excess purchase price totaled $13 million and $17 million, respectively; and acquisition and transition expenses totaled $41 million and $5 million, respectively. For the six months ended June 26, 1998 and June 27, 1997, equity in Conrail's net income totaled $84 million and $52 million, respectively; amortization of the excess purchase price totaled $25 million and $17 million, respectively; and acquisition and transition expenses totaled $70 million and $8 million, respectively.

        Summary financial information for Conrail for its fiscal periods ended June 30, 1998 and 1997, and at December 31, 1997, is as follows:

                                         Quarters Ended            Six Months Ended
                                            June 30,                   June 30,
                                      ----------------------     ---------------------
                                        1998         1997         1998         1997
                                      ---------    ---------     --------    ---------

 Income Statement Information:
     Revenues                         $  983        $  937        $1,910      $1,843
     Income (Loss) From Operations       206          (231)          366        (115)
     Net Income (Loss)                   115          (274)          200        (213)



                                                                 As Of
                                               ------------------------------------------
                                                 June 30, 1998        December 31, 1997
                                               -------------------    -------------------

Balance Sheet Information:
     Current Assets                                  $    911              $    954
     Property and Equipment and Other Assets            7,671                 7,530
     Total Assets                                       8,582                 8,484
     Current Liabilities                                1,167                 1,208
     Long-Term Debt                                     1,655                 1,732
     Total Liabilities                                  5,102                 5,319
     Stockholders' Equity                               3,480                 3,165


        Conrail's operating results for the quarter and six months ended June 30, 1997 included certain charges that the jointly owned entity is required to record as part of the purchase price under generally accepted accounting principles. The charges, which totaled $363 million on an after-tax basis, were excluded in determining the equity in Conrail's net income recorded by the company. These amounts reflected the accrual of obligations for separation-related compensation to certain Conrail executives and include vesting of benefits under certain stock compensation plans and the termination of Conrail's Employee Stock Ownership Plan. Excluding these charges, Conrail's net earnings totaled $89 million and $150 million for the quarter and six months ended June 30, 1997.

        The company is amortizing the difference between its purchase price for the investment in Conrail and its share of Conrail's net assets. A substantial portion of the excess purchase price is expected to be allocated to reflect the fair value of Conrail's property and equipment. The provision for amortization of the excess purchase price has been based upon preliminary estimates of the fair

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

values of such property and equipment and estimates of their remaining useful lives, as well as estimates of the fair values of other assets and liabilities of Conrail.

        The combined effect of equity in Conrail's net income, excess purchase price amortization, net interest on debt issued to acquire the Conrail investment, and other expenses related to the transaction reduced CSX's net earnings by $36 million, 17 cents per share, and $18 million, 8 cents per share, for the quarters ended June 26, 1998 and June 27, 1997, respectively. For the related six month periods, such items reduced net earnings by $79 million, 36 cents per share, in 1998 and $34 million, 16 cents per share, in 1997.

NOTE 5.  ACCOUNTS RECEIVABLE

        The Company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. In June 1998, the Company replaced an expiring securitization program with a new program and reduced the amount of receivables that can be sold under the conduit programs. At June 26, 1998, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $50 million through the conduit programs.

        At June 26, 1998, the Company had sold $347 million of accounts receivable; $300 million through the securitization program and $47 million through the conduit programs. At December 26, 1997, $372 million of accounts receivable were sold; $200 million through the securitization program and $172 million through the conduit programs. The certificates issued under the new securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees.

        The Company's retained interests in the receivables were $455 million at June 26, 1998 and $429 million at December 26, 1997 and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $8 million for each of the quarters and $15 million for each of the six month periods ended June 26, 1998 and June 27, 1997.

        The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately 35 days. No servicing asset or liability has been recorded since the fees the Company receives for servicing the receivables approximate the related costs.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  OPERATING EXPENSE

                                          Quarters Ended               Six Months Ended
                                     --------------------------    --------------------------
                                     June 26,        June 27,       June 26,       June 27,
                                       1998            1997           1998           1997
                                     ----------     -----------    -----------     ----------


Labor and Fringe Benefits            $      795      $      798      $    1,645      $    1,597
Materials, Supplies and Other               695             622           1,332           1,236
Building and Equipment Rent                 280             275             551             559
Inland Transportation                       244             255             492             492
Depreciation                                162             157             325             313
Fuel                                        112             134             235             291
Miscellaneous                                 3               4               4               -
                                     -----------     -----------     -----------     -----------

    Total                            $    2,291      $    2,245      $    4,584      $    4,488
                                     ===========     ===========     ===========     ===========


NOTE 7.  OTHER INCOME (EXPENSE)

                                                 Quarters Ended         Six Months Ended
                                              ----------------------  ---------------------
                                               June 26,    June 27,    June 26,   June 27,
                                                 1998        1997       1998        1997
                                              -----------  ---------  ----------  ---------

Interest Income                                $     9      $    18    $    20     $     30
Income from Real Estate and Resort
   Operations(1)                                    16           10         11            3
Net Losses from Accounts Receivable Sold            (8)          (8)       (15)         (15)
Minority Interest                                   (7)         (10)       (14)         (20)
Income (Loss) from Investment in Conrail - Net      (5)          13        (11)          18
Equity Earnings of Other Affiliates                  1            2          2            3
Foreign Currency Gain (Loss)                        (1)          (2)        (5)           1
Miscellaneous                                      (15)          (5)       (32)          (9)
                                               ----------   ---------  ---------   ---------

    Total                                      $   (10)     $    18    $   (44)    $     11
                                               ==========   =========  =========   =========

 (1)Gross revenue from real estate and resort operations was $55 million and $76 million for the quarter and six months ended June 26, 1998, respectively, and $45 million and $62 million for the quarter and six months ended June 27, 1997, respectively.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Telecommunications Contract
---------------------------

        In July 1998, the company's rail unit, CSX Transportation, Inc. (CSXT), entered into an agreement with a major telecommunications vendor to provide and manage its domestic and international data and voice communications networks. The contract extends five years at a total cost of approximately $350 million. It replaces an agreement with another telecommunications vendor that expired on June 30, 1998.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

Environmental Contingencies
---------------------------

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

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at approximately 253 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities, for estimated future environmental costs at June 26, 1998, and December 26, 1997, were $87 million and $99 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 26, 1998 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Litigation and Other Contingencies
----------------------------------

        In September 1997, a state court jury in New Orleans returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material.

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

        A number of other legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the company.

NOTE 9.  SUBSEQUENT EVENT

        On June 30, 1998, CSX completed the conveyance of its barge unit, American Commercial Lines LLC (ACL), to a venture formed with Vectura Group, Inc. (Vectura). CSX received proceeds of approximately $850 million from the transaction, including approximately $695 million in cash and $155 million of securities issued by the venture. As part of the transaction, NMI Holdings LLC, a wholly-owned subsidiary of Vectura, was combined with ACL. CSX has a 32% common interest in the new venture, which will be accounted for under the equity method. CSX will report a net investment gain from the transaction in its third quarter 1998 operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Second Quarter 1998 Compared with 1997
--------------------------------------

        The company reported net earnings for the quarter ended June 26, 1998 of $151 million, 68 cents per share on a diluted basis, versus net earnings of $227 million, $1.03 per share on a diluted basis for the same period in 1997. The results for both years reflect net costs associated with the company's investment in Conrail, partially offset by its equity in Conrail's net income. Excluding the Conrail impact, earnings would have been $187 million, 85 cents per share on a diluted basis, for the quarter ended June 26, 1998 and $245 million, $1.13 per share on a diluted basis, for the quarter ended June 27, 1997.

        Operating income was $351 million, versus $433 million in the second quarter of 1997. Operating revenue of $2.6 billion was $36 million lower than the 1997 period. Operating expense increased by $46 million over the prior year.

Rail Unit Results
-----------------

        The company's rail unit posted second quarter operating income of $289 million, versus $340 million in the prior-year period. Revenue remained level at $1.25 billion, while operating expense rose 5 percent, to $960 million.

        Coal volume declined 1 percent, to 40.3 million tons, significantly impacted by a 22 percent decline in higher-rated export coal. Total coal revenue declined 2 percent from the 1997 period. Total merchandise traffic rose 3 percent due to generally strong demand. The largest increases were in autos and parts, minerals, and metals (each up 6 percent); and phosphates and fertilizer (up 7 percent). On the downside, food and consumer products fell 10 percent. Due to changes in the traffic mix, total merchandise revenue remained almost level with the prior-year period.

        Rail operating expense rose 5 percent, to $960 million. The principal items contributing to the increase in operating expense were preparation for Year 2000 together with higher costs related to litigation, casualty claims and equipment repairs, partially offset by lower fuel costs.

                                              RAIL OPERATING INCOME
                                              (Millions of Dollars)
                      ----------------------------------------------------------------------
                          Quarters Ended                     Six Months Ended
                      ------------------------            -----------------------
                      June 26,      June 27,   Percent    June 26,     June 27,    Percent
                        1998          1997      Change      1998         1997       Change
                      ----------   ----------- ---------  ----------   ----------  ---------

Operating Revenue
  Merchandise         $     842    $     841        -%    $  1,673     $   1,667        -%
  Coal                      373          382      (2)%         739           771      (4)%
  Other                      34           30      13%           88            62      42%
                      ----------   -----------            ----------   ----------

    Total                 1,249        1,253        -%       2,500         2,500        -%

Operating Expense           960          913       5%        1,947         1,878       4%
                      ----------   -----------            ----------   ----------

Operating Income      $     289    $     340     (15)%    $    553     $     622     (11)%
                      ==========   ===========            ==========   ==========

Operating Ratio            76.9%         72.9%                77.9%         75.1%
                      ==========   ===========            ==========   ==========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Container-Shipping Unit Results
-------------------------------

        The severe downturn of containerized traffic to Asia from the U.S. and Europe due to the Asian currency crisis lowered the container-shipping unit's second-quarter operating income to $52 million, compared to $80 million in 1997.

        Total volume declined 3 percent. Revenue fell 2 percent, to $993 million, while operating expense rose 1 percent, to $941 million.

Other Unit Results
------------------

        Performance at the barge unit declined, with operating income falling to $15 million, from $17 million in the 1997 quarter. While lower rates this year had an effect on operating revenue, the barge unit's operating expense remained level at $135 million.

        The company's intermodal unit achieved operating income of $6 million, vs. $10 million in the 1997 quarter. Total volume fell 1 percent during the quarter, as the unit continued to feel the effects of rail service problems in the western United States.

        Growth continued at the contract logistics unit, which achieved $7 million in operating income, compared to $6 million in the prior-year period.

Other Income (Expense)
----------------------

        The company's other income (expense) declined $28 million from net income of $18 million for the 1997 quarter to net expense of $10 million for the 1998 quarter, influenced primarily by a decline in interest income, the net results of the company's investment in Conrail and miscellaneous expenses, offset in part by an increase in income from the company's real estate and resort operations in the 1998 quarter.

First Six Months 1998 Compared with 1997
----------------------------------------

        For the first six months of the year, earnings for the company totaled $242 million, $1.09 per share on a diluted basis, compared to $378 million, $1.72 per share on a diluted basis for the prior year period. These decreases partially result from increased costs associated with the company's investment in Conrail, partially offset by its equity in Conrail's net income. Exclusive of the Conrail impact, the company would have reported earnings of $321 million, $1.45 per share on a diluted basis, for the six months ended June 26, 1998, and $412 million, $1.88 per share on a diluted basis, for the six months ended June 27, 1997.

        Operating income for the first six months of 1998 was $638 million, down $119 million over the same period in 1997. Weak coal exports, rail congestion across the country, and container-shipping trade imbalances contributed to the earnings decline.

        Other income (expense) declined $55 million from net income of $11 million for the first six months of 1997 to net expense of $44 million for the comparable period in 1998. The decline was primarily attributable to lower interest income, the net results of the company's investment in Conrail and miscellaneous expenses, offset in part by higher income from the company's real estate and resort operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION
-------------------

        Cash, cash equivalents and short-term investments totaled $387 million at June 26, 1998, a decrease of $303 million since December 26, 1997. The primary sources of cash and cash equivalents were normal transportation operations, the issuance of long-term debt and short-term debt borrowings, and the primary uses of cash were property additions, repayment of long-term debt and dividend payments.

        During the quarter ended June 26, 1998, the company determined that the amount of commercial paper likely to be outstanding for more than one year was approximately $1.5 billion, a reduction from $2.0 billion from the prior quarter end resulting principally from the expected application of cash proceeds received from the conveyance of its barge subsidiary to a joint venture. Accordingly, $500 million of long-term commercial paper was reclassified to short-term debt.

        The company's working capital deficit at June 26, 1998 was $1.0 billion, a $507 million increase during the first six months of the fiscal year. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
--------------

                                                  (Millions of Dollars)
                                               -----------------------------
                                                 June 26,     December 26,
                                                   1998           1997
                                               -------------  --------------
Cash, Cash Equivalents and
  Short-Term Investments                       $      387       $    690
Commercial Paper Outstanding -
  Short-Term                                   $      759       $    126
Commercial Paper Outstanding -
  Long-Term                                    $    1,500       $  2,000
Working Capital (Deficit)                      $   (1,039)      $   (532)

Current Ratio                                          .7              .8
Debt Ratio                                            51%             52%
Ratio of Earnings to Fixed Charges                    1.8x            2.6x

OUTLOOK
-------

        Entering the third quarter, weak export coal demand and the General Motors strike are among the factors expected to impact rail traffic and revenues. The rail unit will continue working on service improvements, which should help it gain merchandise traffic. The unit also will continue to prepare for the smooth integration of its portion of Conrail, which promises to open markets. Rail operations will reflect increased costs over the balance of the year for hiring and training of employees and other activities related to the Conrail integration.

        The imbalance caused by the Asian economic decline and a weak overall rate environment continue to hinder container-shipping earnings. The company will continue to identify and address cost control issues which should help mitigate some of these effects.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

        The company's intermodal unit anticipates strong demand and continued high service reliability on its core network. However, congestion and related traffic problems on the Union Pacific rail system will continue to have an impact on the unit's revenues.

        Financial results for the third quarter will also include a net investment gain from the conveyance of the company's barge unit to a joint venture.

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

Joint STB Application

        The Conrail shares were placed in a voting trust pending STB approval of the joint acquisition, control and division of Conrail. The exercise of control over Conrail by CSX and Norfolk Southern was subject to a number of conditions and approvals, including approval by the STB, which has the authority to modify contract terms and impose additional conditions.

        CSX and Norfolk Southern filed an application for control of Conrail with the STB in June 1997. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. On August 22, 1998, that decision is expected to become effective so that CSX and Norfolk Southern will be permitted to exercise joint control over Conrail. At that time, the voting trust is expected to be dissolved and a new Conrail board of directors elected.

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

Integration Planning

        The company is actively planning for the smooth integration of Conrail operations into the CSXT rail system after the STB control date. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching and routing; equipment utilization and track programs; commuter and passenger rail operations; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSX rail system also have been initiated. The integration of rail operations is expected to take place once the necessary implementing agreements have been reached, which currently is anticipated in late 1998 or early 1999.

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

        Because of the time required to obtain the necessary labor implementing agreements and complete the transition planning, CSX does not expect integrated operations to have a significant effect on operating and financial results prior to fiscal 1999. The primary impact of the Conrail transaction on net earnings prior to the integration of operations will be the after-tax effect of the company's share of Conrail's net income, reported under the equity method of accounting, less amortization of the excess purchase price, interest on debt incurred to acquire the Conrail investment, and acquisition and transition expenses. Net cash flow prior to operational integration is expected to be reduced by interest payments on the acquisition debt. At June 26, 1998, the average interest rate on debt incurred to acquire Conrail shares was approximately 6.8%. The degree of negative impact on net earnings and net cash flow during the remainder of 1998 will depend primarily on the net income reported by Conrail, the average interest rate and timing of interest payments on the related debt, and expenses associated with the acquisition, STB approval, and other transition planning.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS
-------------

Conveyance of Barge Unit

        At the beginning of the third quarter, CSX completed the conveyance of its barge unit, American Commercial Lines LLC (ACL), to a venture formed with Vectura Group, Inc. (Vectura). CSX received proceeds of approximately $850 million from the transaction, including approximately $695 million in cash and $155 million of securities issued by the venture. As part of the transaction, NMI Holdings LLC, a wholly-owned barge subsidiary of Vectura, was combined with ACL. CSX has a 32% common interest in the new venture. CSX will report a net investment gain from the transaction in its third quarter 1998 operating results.

Year 2000 Planning

        In 1996, CSX began a comprehensive initiative to address and resolve potential exposure associated with the functioning of its information technology systems and non-information technology systems that include embedded technology with respect to dates in the Year 2000 and beyond. Overall, the CSX Year 2000 initiative is currently proceeding on schedule with completion of all key areas expected by mid-1999.

        With respect to core mainframe information technology, CSX estimates that it has addressed and resolved the Year 2000 issue with respect to 86% of its COBOL applications and 22% of its non-COBOL applications. The remediation of data center hardware and software is progressing, and a major portion of software and hardware products have been upgraded. In cases where a vendor has not yet released a Year 2000 ready version of their product, installation will be scheduled when the compliant version becomes available. CSX anticipates that it will have resolved the Year 2000 issue for all mission critical applications by the end of 1998 and for all non-mission critical applications by June 1999.

        With respect to distributed information technology, CSX has assigned project managers to assess and remediate its distributed applications with a view to completion by early 1999.

        With respect to electronic commerce transmissions, CSX is upgrading its applications to Year 2000 standards as part of its regular application maintenance effort. Because the potential exists that not all of CSX's trading partners will achieve Year 2000 compliance, CSX is preparing to accommodate non-Year 2000 electronic commerce transmissions as well as Year 2000 ready transmissions.

        With respect to non-information technology systems, CSX is currently conducting assessments of its rail classification yards, shipping ports, container vessels, intermodal ramps, and office facilities. In July 1997, CSX and its vendor tested CSX's rail transportation dispatch systems for Year 2000 complications and, based on the results of such tests, the vendor has been making upgrades to such systems which are expected to be completed by the end of 1998.

        As part of its Year 2000 initiative, CSX is in communication with its significant suppliers, large customers and financial institutions to assess their Year 2000 readiness and expects to conduct interface tests with its external trading partners in 1999 upon completion of internal testing of remediated applications.

        In connection with its integration of Conrail, CSX and Norfolk Southern are jointly addressing the Year 2000 compliance of Conrail's core information technology applications and non-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

information technology embedded systems. Certain of Conrail's operations systems are being made Year 2000 compliant as a contingency in the event that there are delays in the integration or Conrail continues to operate such systems after the integration is completed. CSX understands that the total cost of Conrail's Year 2000 initiative is estimated at less than $28 million.

        The company has incurred total expense of $23 million to date related to the Year 2000 issue, which represents approximately 6% of its information technology budget for the related periods. The remaining cost of the Year 2000 initiative is presently estimated at $62 million which will be expensed as incurred. The cost of the initiative is being funded by cash generated from operations. The remaining cost and the date on which the company believes it will complete the Year 2000 initiative are based on management's current estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and are inherently uncertain. The company's Year 2000 initiative has not had a significant impact on its other information technology development projects.

        The company believes its planning efforts are adequate to address its Year 2000 concerns. There can be no assurance, however, that the company's efforts will be successful in a task of this size and complexity. The company is currently assessing the consequences of its Year 2000 initiative not being completed on schedule or its remediation efforts not being successful. Upon completion of such assessment, the company will begin contingency planning, including efforts to address potential disruptions in third-party services, such as telecommunications and electricity, on which the company's systems and operations rely. There can be no assurance that the company's contingency plans or its efforts with respect to third parties will prevent a material adverse effect on the company's operations or financial condition.

Litigation

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material and adequate provision was made for the award in a prior year.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

                      --------------------------------------------------

        This Quarterly Report contains certain forward-looking statements about the financial position, results of operations and business of the company's units and about the company after the integration of Conrail. Such forward-looking statements are subject to certain uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) costs savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) cost or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, either nationally or internationally, including the continuing Asian financial decline, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, increased benefits or other costs or disruption of operations, and the impact of the General Motors strike, may adversely affect the businesses of the company, (v) legislative or regulatory changes may adversely affect the businesses of the company, (vi) changes may occur in the securities markets, and (vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000. For additional factors, please refer to the company's annual report on Form 10-K for the fiscal year ended December 26, 1997.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders


        (a)    Annual meeting held April 28, 1998.

        (b)    Not applicable.

        (c) There were 218,964,242 shares of CSX common stock outstanding as of February 27, 1998, the record date for the 1998 annual meeting of shareholders. A total of 181,094,675 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:

                                                                  Votes          Broker
               Nominee                      Votes For            Withheld      Non-Votes
               -------                      ----------           --------      ---------

               Elizabeth E. Bailey          178,099,710          2,994,965          --
               Robert L. Burrus, Jr.        176,579,247          4,515,429          --
               Bruce C. Gottwald            178,133,734          2,960,941          --
               John R. Hall                 178,123,794          2,970,881          --
               Robert D. Kunisch            178,174,310          2,920,365          --
               James W. McGlothlin          178,183,840          2,910,835          --
               Southwood J. Morcott         178,172,795          2,921,880          --
               Charles E. Rice              178,106,306          2,988,369          --
               William C. Richardson        178,164,227          2,930,448          --
               Frank S. Royal               178,088,109          3,006,566          --
               John W. Snow                 177,875,699          3,218,976          --


               The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX's financial statements for the year 1998 was ratified by the shareholders with the following vote:

                                 Votes                               Broker
               Votes For         Against         Abstentions         Non-Votes
               ---------         -------         -----------         ---------
               179,998,829       533,842         561,950             54

               The amendment of the CSX 1987 Long-Term Performance Stock Plan was approved by the shareholders with the following vote:

                                  Votes                              Broker
               Votes For          Against         Abstentions        Non-Votes
               ---------          -------         -----------        ---------
               154,286,533        9,320,437       1,733,502          15,754,203

               The shareholder proposal regarding Shareholder Rights Plan was approved by the shareholders with the following vote:

                                  Votes                               Broker
               Votes For          Against          Abstentions        Non-Votes
               ---------          -------          -----------        ---------
               102,287,145        58,952,382       4,089,557          15,765,591

        (d)    Not applicable.

Item 5.    Other Information.

               Discretionary Voting Authority - 45-Day Advance Notice
               Requirement

               If CSX Corporation does not receive notice at its principal executive offices on or before January 31, 1999, of a shareholder proposal for consideration at the 1999 annual meeting of shareholders, the proxies named by the CSX Board of Directors with respect to that meeting shall have discretionary voting authority with respect to such proposal.

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

           2. A report was filed on May 12, 1998, reporting Item 5, Other Events authorization of issuance and sale of up to U.S. $248,000,000 of Medium-Term Notes, Series B; plus Item 7, Financial Statements and Exhibits - Documents related to the Notes filed as exhibits.

           3. A report was filed on May 29, 1998, reporting Item 5, Other Events declaration by the Board of Directors of CSX Corporation of a dividend of one preferred share purchase right for each outstanding share of common stock of the Company; plus Item 7, Financial Statements and Exhibits - (1) Rights Agreement, dated May 29, 1998, between CSX Corporation and Harris Trust Company of New York, as Rights Agent; and (2) a press release by the Company.

                                    Signature
                                    ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CSX CORPORATION
                                               (Registrant)


                                           By:  /s/JAMES L. ROSS
                                                ----------------
                                               James L. Ross
                                               Vice President and Controller
                                               (Principal Accounting Officer)
Dated:  August 7, 1998