Form 10-Q
period 1998-09-25
CSX CORP
filed 1998-11-09
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended September 25, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 25, 1998: 218,280,066 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1998
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Nine Months Ended September 25, 1998 and
             September 26, 1997                                              3

2.         Consolidated Statement of Cash Flows-
             Nine Months Ended September 25, 1998 and September 26, 1997     4

3.         Consolidated Statement of Financial Position-
             At September 25, 1998 and December 26, 1997                     5

Notes to Consolidated Financial Statements                                   6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                          15


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   25

Signature                                                                   25

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)



                                                                (Unaudited)
                                               Quarters Ended                Nine Months Ended
                                        -----------------------------  ------------------------------
                                           Sept. 25,     Sept. 26,       Sept. 25,       Sept. 26,
                                             1998           1997            1998            1997
                                        -----------------------------  ---------------  -------------

Operating Revenue                         $   2,432      $   2,649         $   7,387       $   7,894

Operating Expense                             2,162          2,265             6,503           6,753
                                          ----------     ----------        -----------     ----------

Operating Income                                270            384               884           1,141
Other Income (Expense)                          138             41               112              52
Interest Expense                                120            125               367             320
                                          ----------     ----------        -----------     ----------

Earnings before Income Taxes                    288            300               629             873
Income Tax Expense                              101             94               200             289
                                          ----------     ----------        -----------     ----------

Net Earnings                              $     187      $     206         $     429       $     584
                                          ==========     ==========        ===========     ==========

Earnings Per Share                        $     .89      $      .98        $    2.03       $     2.79
                                          ==========     ==========        ===========     ==========

Earnings Per Share, Assuming Dilution     $     .88      $      .96        $    2.00       $     2.73
                                          ==========     ==========        ===========     ==========

Average Common Shares Outstanding
  (Thousands)                               210,810         210,311          211,081          209,779
                                          ==========     ==========        ===========     ==========

Average Common Shares Outstanding,
  Assuming Dilution (Thousands)             212,959         215,854          214,696          214,040
                                          ==========     ==========        ===========     ==========

Cash Dividends Paid Per Common Share      $     .30      $     .26         $     .90       $     .78
                                          ==========     ==========        ===========     ==========




See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                   (Unaudited)
                                                                Nine Months Ended
                                                           -----------------------------
                                                            Sept. 25,       Sept. 26,
                                                               1998            1997
                                                           -------------   -------------

OPERATING ACTIVITIES
  Net Earnings                                              $     429      $      584
  Adjustments to Reconcile Net Earnings
    to Net Cash Provided:
      Depreciation                                                468             480
      Deferred Income Taxes                                       181             120
      Net Investment Gain                                        (154)              -
      Equity in Conrail Earnings - Net                            (98)            (65)
      Restructuring Credit                                        (30)              -
      Productivity/Restructuring Charge Payments                  (24)            (37)
      Other Operating Activities                                   (6)              -
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                        30             (71)
        Other Current Assets                                      (55)            (43)
        Accounts Payable                                          (71)            (26)
        Other Current Liabilities                                 (68)             77
                                                          ------------    ------------

        Net Cash Provided by Operating Activities                 602           1,019
                                                          ------------    ------------

INVESTING ACTIVITIES
  Property Additions                                             (984)           (686)
  Net Proceeds from Conveyance of Barge Subsidiary                628               -
  Proceeds from Property Dispositions                              15              36
  Investment in Conrail                                           (12)         (2,163)
  Short-Term Investments - Net                                     99             (71)
  Purchases of Long-Term Marketable Securities                    (25)            (50)
  Proceeds from Sales of Long-Term Marketable Securities           17              38
  Other Investing Activities                                      (46)            (30)
                                                          ------------    ------------

        Net Cash Used by Investing Activities                    (308)         (2,926)
                                                          ------------    ------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                          (438)           (485)
  Long-Term Debt Issued                                           409           2,454
  Long-Term Debt Repaid                                          (115)            (86)
  Cash Dividends Paid                                            (197)           (170)
  Common Stock Reacquired                                         (67)              -
  Other Financing Activities                                       (5)              -
                                                          ------------    ------------

        Net Cash Provided (Used) by Financing Activities         (413)          1,713
                                                          ------------    ------------

  Net Decrease in Cash and Cash Equivalents                      (119)           (194)

CASH, CASH EQUIVALENTS AND SHORT-
  TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                251             368
                                                          ------------    ------------

  Cash and Cash Equivalents at End of Period                      132             174
  Short-Term Investments at End of Period                         340             385
                                                          ------------    ------------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                          $       472     $       559
                                                          ============    ============

See accompanying Notes to Consolidated Financial Statements.
                                      - 4 -

                               CSX CORPORATION AND SUBSIDIARIES
                         Consolidated Statement of Financial Position
                                    (Millions of Dollars)



                                                        (Unaudited)
                                                          Sept. 25,        Dec. 26,
                                                            1998             1997
                                                       --------------  ---------------

ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments  $      472      $      690
    Accounts Receivable                                       899             987
    Materials and Supplies                                    212             227
    Deferred Income Taxes                                     149             134
    Other Current Assets                                      172             137
                                                       --------------   --------------

        Total Current Assets                                1,904           2,175

  Properties                                               18,192          18,270
  Accumulated Depreciation                                 (5,864)         (5,864)
                                                       -------------- --------------

    Properties - Net                                       12,328          12,406

  Investment in Conrail                                     4,755           4,244
  Affiliates and Other Companies                              415             394
  Other Long-Term Assets                                      711             738
                                                       -------------- --------------

        Total Assets                                   $   20,113     $    19,957
                                                       ============== ==============

LIABILITIES
  Current Liabilities
    Accounts Payable                                   $    1,098     $     1,179
    Labor and Fringe Benefits Payable                         397             477
    Casualty, Environmental and Other Reserves                276             298
    Current Maturities of Long-Term Debt                      101             229
    Short-Term Debt                                           188             126
    Other Current Liabilities                                 333             398
                                                       -------------- --------------

        Total Current Liabilities                           2,393           2,707

  Casualty, Environmental and Other Reserves                  650             711
  Long-Term Debt                                            6,200           6,416
  Deferred Income Taxes                                     3,137           2,939
  Other Long-Term Liabilities                               1,757           1,418
                                                       -------------- --------------

        Total Liabilities                                  14,137          14,191
                                                       -------------- --------------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                  218             218
  Other Capital                                             1,530           1,552
  Retained Earnings                                         4,251           4,019
  Accumulated Other Comprehensive Earnings (Loss)             (23)            (23)
                                                       -------------- --------------

        Total Shareholders' Equity                          5,976           5,766
                                                       -------------- --------------

        Total Liabilities and Shareholders' Equity     $   20,113     $    19,957
                                                       ============== ==============

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at September 25, 1998 and December 26, 1997, the results of its operations for the quarters and nine months ended September 25, 1998 and September 26, 1997, and its cash flows for the nine months ended September 25, 1998 and September 26, 1997, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 1998 presentation.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        The company's fiscal year is composed of 52 weeks ending on the last Friday in December. The financial statements presented are for the 13-week quarters and 39-week periods ended September 25, 1998 and September 26, 1997. The current fiscal year will end on December 25, 1998; and the prior fiscal year ended December 26, 1997.

NOTE 2.  EARNINGS PER SHARE

        Earnings per share are based on the weighted average of common shares outstanding, as defined by Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128), for the fiscal quarters and nine months ended September 25, 1998 and September 26, 1997. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potentially dilutive securities. For the fiscal quarters ended September 25, 1998 and September 26, 1997, potentially dilutive common shares consisted of stock options (1.0 million shares and 3.3 million shares, respectively), Stock Purchase and Loan Plan shares (.8 million shares and 1.8 million shares, respectively), and performance shares and other stock awards (.3 million shares and .5 million shares, respectively). For the nine month periods ended September 25, 1998 and September 26, 1997, potentially dilutive common shares consisted of stock options (2.0 million shares and 2.5 million shares, respectively), Stock Purchase and Loan Plan shares (1.4 million shares in each period), and performance shares and other stock awards (.3 million shares in each period).

        Certain stock options and Stock Purchase and Loan Plan shares outstanding at September 25, 1998 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 10.0 million at a weighted-average exercise price of $50.06 per share. There were no antidilutive securities outstanding at September 26, 1997.

        Earnings per share for all prior periods presented have been restated to reflect clarification of the treatment of Stock Purchase and Loan Plan shares under SFAS No. 128. Earnings per share were revised to 98 cents from 95 cents for third quarter 1997 and to $2.79 from $2.69 for the related nine-month period. On a diluted basis, third quarter 1997 earnings per share were revised to 96 cents from 93 cents; the nine-month 1997 figure was revised to $2.73 per share from $2.65.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3.  ACCOUNTING PRONOUNCEMENTS

        CSX adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income," at the beginning of fiscal year 1998. Statement No. 130 establishes standards for reporting and display of comprehensive earnings and its components in financial statements; however, the adoption of this Statement had no impact on the company's net earnings or shareholders' equity. Statement No. 130 requires minimum pension liability adjustments, unrealized gains or losses on available-for-sale securities and foreign currency translation adjustments, which were reported separately in shareholders' equity prior to adoption, to be included in other comprehensive earnings. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130. There were no material differences between net earnings and comprehensive earnings for the fiscal periods ended September 25, 1998 and September 26, 1997. Accumulated other comprehensive earnings at September 25, 1998 and December 26, 1997 consist of minimum pension liability adjustments ($20 million) and foreign currency translation adjustments ($3 million).

        The FASB has issued two accounting pronouncements which the company will adopt in the fourth quarter of 1998. FASB Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that a publicly-held company report financial and descriptive information about its operating segments in financial statements issued to shareholders for interim and annual periods. The Statement also requires additional disclosures with respect to products and services, geographic areas of operation, and major customers. The company operates diversified freight transportation businesses and has historically provided detailed operating segment and other information in its communications to shareholders; however, such information has not typically been presented in the consolidated financial statements and related notes.

        FASB Statement No. 132 "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106" requires revised disclosures about pension and other postretirement benefit plans. The company does not expect that adoption of this pronouncement will have a material impact on its financial statements.

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

NOTE 4.  JOINT ACQUISITION OF CONRAIL

Background
----------

        In May 1997, CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) through a jointly owned entity pursuant to an agreement dated April 8, 1997. Under the terms of the agreement, CSX contributed approximately $4.1 billion, in the form of cash and Conrail shares previously acquired, for a 42% economic interest in Conrail. Norfolk Southern contributed approximately $5.7 billion, also in the form of cash and Conrail shares previously acquired, for a 58% economic interest in Conrail. CSX and Norfolk Southern each have a 50% voting interest in Conrail through the jointly owned entity.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  JOINT ACQUISITION OF CONRAIL, Continued

Background, Continued
---------------------

        The Conrail shares acquired by the jointly owned entity were initially held in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). On June 23, 1997, CSX and Norfolk Southern filed a joint railroad control application with the STB outlining the terms of their agreement, their respective operating plans, and the benefits expected from combining the respective rail systems. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. The decision permitted CSX and Norfolk Southern to exercise joint control over Conrail on August 22, 1998. At that time, the voting trust was dissolved and a new Conrail board of directors was elected. Certain steps necessary to integrate the operations of the Conrail rail system with those of CSX and Norfolk Southern, such as the arrangement of labor implementing agreements, could not commence until the August 22, 1998 control date. Those steps and other planning activities are expected to be completed in early 1999, at which time the integration of rail operations will take place.

        Upon integration, CSX and Norfolk Southern will separately operate designated routes, facilities, and equipment pursuant to various operating agreements with Conrail and its subsidiaries. Certain other Conrail assets will be operated by Conrail for the benefit of CSX and Norfolk Southern, or jointly by the two owners. Substantially all of Conrail's customer freight contracts will be assumed by either CSX or Norfolk Southern. The majority of Conrail's operations workforce will be employed by CSX or Norfolk Southern, although certain operations personnel, as well as certain management and administrative employees, will remain at Conrail to oversee its ongoing business activities. As a result of the acquisition, a number of positions will be eliminated and certain duplicate facilities will be closed.

Acquisition Accounting by the Jointly Owned Entity and CSX
----------------------------------------------------------

        The jointly owned entity has accounted for the acquisition of Conrail as a purchase business combination effective as of the August 1998 control date. At that time, its investment in Conrail was approximately $10.2 billion, consisting of the original $9.8 billion purchase price plus equity in Conrail's earnings, net of purchase price amortization, since the May 1997 acquisition date. This amount has been allocated to reflect the fair values of Conrail's assets and liabilities as follows (in millions):

               Current assets                                       $    911
               Property and equipment, net                            17,505
               Other assets                                            1,217
               Current liabilities                                    (1,279)
               Long-term debt                                         (1,879)
               Deferred income taxes                                  (5,585)
               Other liabilities                                        (690)
                                                                    ----------
               Total                                                 $10,200
                                                                    ==========

        The jointly owned entity's purchase price allocation included a provision of $280 million for the cost to Conrail of separating non-union employees whose positions are being eliminated as a result of the acquisition. CSX has separately recorded liabilities totaling approximately $400 million to provide for other acquisition-related obligations it will be required to fund, including separation costs for Conrail union employees, relocation costs for Conrail union and non-union employees, and costs

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  JOINT ACQUISITION OF CONRAIL, Continued

Acquisition Accounting by the Jointly Owned Entity and CSX, Continued
---------------------------------------------------------------------

associated with the closure of certain Conrail facilities. CSX has increased its investment in Conrail on the statement of financial position as a result of recording these separate obligations. Any costs that may be incurred in separating or relocating CSX employees or closing facilities at CSX will be charged to operating expense when definitive plans are established and communicated.

        Under STB restrictions, CSX and Norfolk Southern did not have complete access to Conrail's properties and records prior to the August 1998 control date. As a result, the amounts recorded by the jointly owned entity and by CSX for separation costs and other acquisition-related obligations are subject to refinement as CSX and Norfolk Southern finalize and implement their integration plans. These balances, along with other components of the purchase price allocation recorded on the basis of preliminary data, may be adjusted within the twelve-month period following the August 1998 control date. Any such adjustments are not expected to have a material effect on CSX's operating results or financial position.

Conrail Financial Information
-----------------------------

        Summary financial information for Conrail for its fiscal periods ended September 30, 1998 and 1997, and at December 31, 1997, is as follows:

                                              Quarters Ended          Nine Months Ended
                                               September 30,            September 30,
                                            --------------------     ---------------------
                                             1998        1997          1998        1997
                                            --------    --------     ---------    --------

 Income Statement Information:
     Revenues                               $  976      $   944       $2,886       $2,787
     Income (Loss) From Operations             (82)         218          284          103
     Net Income (Loss)                         (65)         101          135         (111)



                                                                 As Of
                                               -------------------------------------------
                                               September 30, 1998      December 31, 1997
                                               --------------------    -------------------

Balance Sheet Information:
     Current Assets                                   $   889               $    954
     Property and Equipment and Other Assets            7,832                  7,530
     Total Assets                                       8,721                  8,484
     Current Liabilities                                1,262                  1,208
     Long-Term Debt                                     1,639                  1,732
     Total Liabilities                                  5,216                  5,319
     Stockholders' Equity                               3,505                  3,165


        Conrail's operating results for the quarter and nine months ended September 30, 1998 include certain charges that the jointly owned entity is required to record as part of the purchase transaction. The charges, which totaled $187 million on an after-tax basis, were excluded in determining the equity in Conrail's net income recorded by CSX. These amounts reflected the accrual of separation costs for non-union employees below the executive level whose positions will be eliminated as a result of the acquisition, as well as adjustments to certain other assets and liabilities. Excluding these charges, Conrail's net income totaled $122 million and $322 million for the quarter and nine months ended September 30, 1998.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  JOINT ACQUISITION OF CONRAIL, Continued

Conrail Financial Information, Continued
----------------------------------------

        Conrail's operating results for the nine months ended September 30, 1997 also included certain charges that the jointly owned entity is required to record as part of the purchase transaction. The charges, which totaled $363 million on an after-tax basis, reflected the accrual of separation costs for Conrail executives, as well as the vesting of benefits under certain stock compensation plans and the termination of Conrail's Employee Stock Ownership Plan. Excluding these charges, Conrail's net income totaled $252 million for the nine months ended September 30, 1997.

CSX's Accounting for the Investment in Conrail
----------------------------------------------

        CSX is using the equity method of accounting for its investment in Conrail through the jointly owned entity. Under the equity method, the company recognizes income from its proportionate share of Conrail's net income, as well as the effect of the purchase price allocation on items such as depreciation of property and equipment. Equity in Conrail's net income, the effect of the purchase price allocation, and acquisition and transition expenses incurred prior to the integration of rail operations are reported as net income (loss) from investment in Conrail and are included in other income (expense) in the consolidated statement of earnings. On a combined basis, these items and interest on debt issued to acquire the Conrail investment reduced CSX's net earnings by $40 million, 19 cents per share, and $24 million, 11 cents per share, for the quarters ended September 25, 1998 and September 26, 1997, respectively. For the related nine month periods, such items reduced net earnings by $119 million, 56 cents per share, in 1998 and $58 million, 27 cents per share, in 1997.

        As previously outlined, CSX and Norfolk Southern completed the joint acquisition of Conrail in May 1997. At that time, CSX's economic interest in Conrail increased to 42% from approximately 20%. Had CSX held its 42% interest in Conrail from the beginning of the fiscal year, its net earnings for the nine months ended September 26, 1997 would have been reduced by $28 million to $556 million, $2.65 per share, $2.60 per share on a diluted basis, reflecting additional amounts for equity in Conrail's net income, purchase price amortization, and interest on the acquisition debt.

NOTE 5.  CONVEYANCE OF BARGE SUBSIDIARY

        On June 30, 1998, CSX completed the conveyance of its wholly-owned barge subsidiary, American Commercial Lines LLC (ACL), to a venture formed with Vectura Group, Inc. (Vectura). As part of the transaction, NMI Holdings LLC, a wholly-owned barge subsidiary of Vectura, was combined with ACL. CSX received cash proceeds of $695 million from the transaction, $67 million of which were used to repay certain outstanding debt and other obligations of ACL and to pay expenses of the transaction. Operating results for the quarter and nine months ended September 25, 1998 include a net investment gain of $154 million, $90 million after tax, 42 cents per share.

        CSX has a 32% common ownership in the new venture. Due to the reduction in its ownership interest, CSX has accounted for its investment in the venture under the equity method for the period ended September 25, 1998, retroactive to the beginning of the fiscal year. For periods prior to fiscal year 1998, ACL was accounted for as a consolidated subsidiary.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  RESTRUCTURING CREDIT

        In July 1998, the company's rail unit, CSX Transportation, Inc. (CSXT), entered into an agreement with a third-party vendor to provide telecommunications services for a five-year term. The agreement replaced a 1995 contract with a previous vendor. At the inception of the 1995 contract, CSXT recorded a restructuring charge which included a provision for separation and labor protection payments to employees whose positions were expected to be eliminated. As a result of the 1998 agreement, certain of those positions will not be eliminated and the related separation and labor protection costs will not be incurred. Accordingly, the company recorded a restructuring credit of $30 million, $19 million after tax, 9 cents per share, during the quarter ended September 25, 1998.

NOTE 7.  ACCOUNTS RECEIVABLE

        The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. In June 1998, the company replaced an expiring securitization program with a new program and reduced the amount of receivables that can be sold under the conduit programs. At September 25, 1998, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $50 million through the conduit programs.

        At September 25, 1998, the company had sold $347 million of accounts receivable; $300 million through the securitization program and $47 million through the conduit programs. At December 26, 1997, $372 million of accounts receivable were sold; $200 million through the securitization program and $172 million through the conduit programs. The certificates issued under the new securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees.

        The company's retained interests in the receivables were $434 million at September 25, 1998 and $429 million at December 26, 1997 and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $7 million for each of the quarters and $22 million for each of the nine month periods ended September 25, 1998 and September 26, 1997.

        The company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately 28 days. No servicing asset or liability has been recorded since the fees the company receives for servicing the receivables approximate the related costs.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 8.  OPERATING EXPENSE

                                            Quarters Ended              Nine Months Ended
                                     ----------------------------- -----------------------------
                                       Sept. 25,      Sept. 26,      Sept. 25,      Sept. 26,
                                         1998           1997           1998           1997
                                     -------------- -------------- -------------- --------------
Labor and Fringe Benefits            $      784      $      816      $    2,356      $    2,413
Materials, Supplies and Other               643             634           1,870           1,867
Building and Equipment Rent                 274             275             807             834
Inland Transportation                       248             254             740             749
Depreciation                                152             157             457             470
Fuel                                         91             129             303             420
Restructuring Credit                       (30)               -             (30)              -
                                     -----------     -----------     -----------     -----------

    Total                            $    2,162      $    2,265      $    6,503      $    6,753
                                     ===========     ===========     ===========     ===========

NOTE 9.  OTHER INCOME (EXPENSE)


                                                Quarters Ended        Nine Months Ended
                                             ---------------------   ---------------------
                                             Sept. 25    Sept. 26    Sept. 25    Sept. 26
                                               1998        1997         1998        1997
                                             ---------   ---------   ---------   ---------

Interest Income                              $      9     $    12      $    32     $     42
Income from Real Estate and Resort
   Operations(1)                                   18          38           29           41
Net Losses from Accounts Receivable Sold           (7)         (7)         (22)         (22)
Minority Interest                                 (11)        (11)         (25)         (31)
Net Income (Loss) from Investment in              (11)         21          (22)          39
   Conrail
Equity Earnings of Other Affiliates                 7           1           17            4
Net Investment Gain                               154           -          154            -
Foreign Currency Gain (Loss)                       (5)          3          (10)           4
Miscellaneous                                     (16)        (16)         (41)         (25)
                                             ---------    ---------    ---------   ---------

    Total                                    $    138     $    41      $   112     $     52
                                             =========    =========    =========   =========


  (1) Gross revenue from real estate and resort operations was $64 million and $140 million for the quarter and nine months ended September 25, 1998, respectively, and $80 million and $142 million for the quarter and nine months ended September 26, 1997, respectively.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Telecommunications Contract
---------------------------

        In July 1998, CSXT entered into an agreement with a third-party vendor to provide and manage its domestic and international data and voice communications networks. The contract extends five years at a total cost of approximately $350 million.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental Contingencies
---------------------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 246 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities, for estimated future environmental costs at September 25, 1998, and December 26, 1997, were $80 million and $99 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 25, 1998 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Environmental Contingencies, Continued
--------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

Third Quarter 1998 Compared with 1997
-------------------------------------

        The company reported net earnings for the quarter ended September 25, 1998 of $187 million, 88 cents per share on a diluted basis, versus net earnings of $206 million, 96 cents per share on a diluted basis for the same period in 1997. Current quarter results include a net investment gain of $154 million, $90 million after-tax, or 42 cents per diluted share, primarily from the conveyance of American Commercial Lines to a venture formed with Vectura Group. Also included in current period results is a one-time restructuring credit of $30 million, $19 million after-tax, or 9 cents per diluted share to reflect separation and labor protection costs that will not be incurred as a result of entering into a new telecommunications contract in July 1998. Excluding the effects of CSX's investment in Conrail and one-time items, earnings would have been $118 million, 56 cents per share on a diluted basis, for the quarter ended September 25, 1998 and $230 million, $1.06 per share on a diluted basis, for the quarter ended September 26, 1997.

        Operating income was $270 million, versus $384 million in the third quarter of 1997. Weak coal exports, container shipping trade imbalances driven by the Asian economic crisis, and costs of the Conrail integration were the primary factors contributing to the earnings decline. Both operating revenue and operating expense decreased, largely reflecting the absence of barge operations in the 1998 quarter. Revenue declined from $2.6 billion in 1997 to $2.4 billion. Expense decreased 5 percent, to $2.2 billion, after giving effect to the restructuring credit.

        The company's other income (expense) increased $97 million from $41 million for the 1997 quarter to $138 million for the 1998 quarter, primarily due to the $154 million net investment gain in the current period, partially offset by the net costs of the company's investment in Conrail, and a decrease in income from the company's real estate and resort operations.

        Earnings per share for all prior periods have been restated to reflect clarification of the treatment of certain stock-based compensation plan shares under Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per share were revised to 98 cents from 95 cents for third quarter 1997. On a diluted basis, third quarter 1997 earnings per share were revised to 96 cents from 93 cents.

Rail Unit Results
-----------------

        The company's rail unit produced $231 million of operating income in the third quarter of 1998 versus $282 million in 1997. Operating revenue decreased 1 percent to $1.20 billion, while operating expense rose 4 percent to $970 million. Operating expense was negatively impacted by a shift in mix to lower margin cargo, increases in certain casualty and litigation reserves and Year 2000 preparations, partially offset by the restructuring credit and lower fuel prices.

        Coal volume totaled 40.5 million tons during the third quarter of 1998 versus 41.3 million tons in the 1997 quarter as a result of continued weakness in the export coal market. Coal revenue for the quarter declined 2 percent to $381 million.

        Total merchandise carloads rose 2 percent to 744,000, while revenue declined 1 percent to $787 million. The biggest traffic gain was seen in phosphates and fertilizer shipments, up 8 percent reflecting increased production and the extended spring season. Agricultural carloads grew 7 percent on higher demand for Midwest grains by Southeast feed mills. Western railroad service problems led

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail Unit Results, Continued
----------------------------

to an 8 percent decline in food and consumer product shipments. Auto revenue decreased 8 percent despite a 2 percent increase in carloads, as the General Motors strike reduced long haul traffic.


                                              RAIL OPERATING INCOME
                                              (Millions of Dollars)
                      ----------------------------------------------------------------------
                          Quarters Ended                    Nine Months Ended
                      ------------------------            -----------------------
                      Sept. 25,    Sept. 26,   Percent    Sept. 25,    Sept. 26,   Percent
                        1998          1997      Change      1998         1997       Change
                      ----------   ----------- ---------  ----------   ----------  ---------

Operating Revenue
  Merchandise         $     787    $     794      (1)%    $  2,460     $   2,461        -%
  Coal                      381          390      (2)%       1,120         1,161      (4)%
  Other                      33           31        6%         121            93       30%
                      ----------   -----------            ----------   ----------

    Total                 1,201        1,215      (1)%       3,701         3,715        -%

Operating Expense           970          933        4%       2,917         2,811        4%
                      ----------   -----------            ----------   ----------

Operating Income      $     231    $     282     (18)%    $    784     $     904     (13)%
                      ==========   ===========            ==========   ==========

Operating Ratio            80.8%        76.8%                 78.8 %        75.7%
                      ==========   ===========            ==========   ==========

Operating Income,
Excluding
Restructuring Credit  $     201    $     282     (29)%    $    754     $     904     (17)%
                      ==========   ===========            ==========   ==========

Operating Ratio,
Excluding
Restructuring Credit       83.3%        76.8%                 79.6%         75.7%
                      ==========   ===========            ==========   ==========

Container-Shipping Unit Results
-------------------------------

        The imbalances in the major trade lanes caused by the Asian economic crisis continued to affect the container-shipping unit during the third quarter. Operating income decreased to $50 million from $82 million in the 1997 quarter.

        Revenue fell 3 percent to $988 million, while expense increased 1 percent to $938 million. Overall volume declined 7 percent for the quarter. Container loads and average rates for westbound traffic in the Pacific trade lane were both down more than 15 percent from the prior year quarter, reflecting the continued impact of Asian economic difficulties on international trade. Eastbound Pacific traffic volumes were comparable to the prior year quarter, with significant rate improvements that helped offset some of the weakness in westbound traffic.

Other Unit Results
------------------

        The company's intermodal unit reported third-quarter operating income of $7 million vs. $12 million a year ago. The decline was caused by severe disruptions on the western rail network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Other Unit Results, Continued
-----------------------------

Revenue for the quarter totaled $161 million versus $174 million in the prior-year period, while expense decreased 5 percent to $154 million.

        Operating income at the contract logistics unit remained level at $6 million for the quarter. While revenue declined 4 percent to $90 million as a result of the General Motors strike, the company lowered its expense 5 percent to $84 million.

Nine Months 1998 Compared with 1997
-----------------------------------

        For the first nine months of 1998, earnings for the company totaled $429 million, $2.00 per share on a diluted basis, compared to $584 million, $2.73 per share on a diluted basis for the prior year period. Exclusive of the Conrail impact and one-time items, the company would have reported earnings of $439 million, $2.05 per share on a diluted basis, for the nine months ended September 25, 1998, and $642 million, $3.00 per share on a diluted basis, for the nine months ended September 26, 1997.

        Operating income for the first nine months of 1998 was $884 million, down $257 million from the same period in 1997. Weak coal exports, rail congestion across the country, and container-shipping trade imbalances were the primary factors contributing to the earnings decline. Approximately $37 million of the decrease was attributable to the conveyance of the barge subsidiary to a joint venture and the resulting exclusion of barge activity from 1998 operating income.

        Other income (expense) increased $60 million from $52 million for the first nine months of 1997 to $112 million for the comparable period in 1998. The increase is primarily attributable to the $154 million net investment gain recognized during the current period, partially offset by the net costs of the company's investment in Conrail and lower income from the company's real estate and resort operations.

        Earnings per share for all prior periods have been restated to reflect clarification of the treatment of certain stock-based compensation plan shares under Statement of Financial Accounting Standards No. 128, "Earnings per Share." Earnings per share were revised to $2.79 from $2.69 for the nine-months ended September 26, 1997. Earnings per share on a diluted basis were revised to $2.73 per share from $2.65 for the same period.

FINANCIAL CONDITION
-------------------

        Cash, cash equivalents and short-term investments totaled $472 million at September 25, 1998, a decrease of $218 million since December 26, 1997. The primary sources of cash and cash equivalents were normal transportation operations, net proceeds from the conveyance of the company's barge subsidiary, and the issuance of long-term debt. The primary uses of cash were property additions, repayment of long-term and short-term debt, and dividend payments.

        CSX has, and expects to continue to have, access to financing on attractive terms. The company issued approximately $650 million in medium term notes from May through October 1998. The notes were issued under the company's available shelf registrations, principally to refinance commercial paper borrowings which were classified as long-term debt in the company's financial statements. Given recent general market conditions, particularly the volatility in some sectors of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
------------------------------

capital markets, the company believes that it is likely to continue to alter the composition of its financing in this manner.

        The company's working capital deficit at September 25, 1998 was $489 million, a $43 million improvement during the first nine months of the fiscal year. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
--------------

                                                  (Millions of Dollars)
                                               -----------------------------
                                                September 25,   December 26,
                                                    1998            1997
                                                -------------- ---------------
Cash, Cash Equivalents and
  Short-Term Investments                       $      472       $     690
Commercial Paper Outstanding -
  Short-Term                                   $      188       $     126
Commercial Paper Outstanding -
  Long-Term                                    $    1,500       $   2,000
Working Capital (Deficit)                      $     (489)      $    (532)

Current Ratio                                         0.8             0.8
Debt Ratio                                             51 %            52 %
Ratio of Earnings to Fixed Charges                    2.0 x           2.6 x

OUTLOOK
-------

        As CSX enters the fourth quarter of 1998, the major focus is on the integration of Conrail operations, which is expected in early 1999. Rail operations will reflect costs for hiring and training of employees as well as other costs necessary to achieve a smooth integration. Demand for export steam coal is expected to remain weak because of the strength of the U.S. dollar versus currencies of other coal exporting countries. Merchandise strengths in the agricultural products and minerals markets are being offset by weaknesses in the chemicals, paper and metals markets. Automotive production is expected to be strong through the end of the year. Overall, the company expects that its results will continue to reflect the uncertain economic environment and the costs of the Conrail integration.

        The imbalance caused by the Asian economic decline and a weak overall rate environment continue to hinder container-shipping earnings. The company will continue to identify and implement cost control measures, which should help mitigate some of these effects. The company's intermodal unit anticipates strong seasonal demand, continued high service reliability on its core network and improving conditions on the western rail system.

CONRAIL ACQUISITION
-------------------

CSX/Norfolk Southern Agreement

        In April 1997, CSX and Norfolk Southern entered into an agreement providing for their joint acquisition of Conrail and the allocation of its routes and other assets. Under the terms of the agreement, CSX and Norfolk Southern acquired all outstanding shares of Conrail not already owned

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION, Continued
------------------------------

CSX/Norfolk Southern Agreement, Continued

by them for $115 per share in cash during the second quarter of 1997. CSX and Norfolk Southern each possess 50% of the voting and management rights of a jointly owned acquisition company, and non-voting equity is divided between the parties to achieve overall economic allocations of 42% for CSX and 58% for Norfolk Southern. CSX and Norfolk Southern filed an application for control of Conrail with the Surface Transportation Board (STB) in June 1997. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. The decision permitted CSX and Norfolk Southern to exercise joint control over Conrail on August 22, 1998. At that time, the voting trust was dissolved, and a new Conrail board of directors was elected.

        The parties expect that in early 1999, Conrail's assets will be allocated within Conrail, and CSX and Norfolk Southern will each benefit from the operation of a specified portion of the Conrail routes and other assets through the use of various operating arrangements. Certain Conrail assets will be operated for the joint benefit of CSX and Norfolk Southern.

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

Financing Arrangements
----------------------

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

        The fixed rate debentures, issued through a $2.5 billion multitranche private offering in May 1997, have maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. During 1998, the company has replaced approximately $650 million of the commercial paper borrowings with medium term note debt with maturities ranging from 2001 to 2008 and interest rates ranging from 5.85% to 6.59%.

Integration Planning
--------------------

        The company is actively planning for the smooth integration of Conrail operations into the CSX rail system. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching and routing; equipment utilization and track programs; commuter and passenger rail operations; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSX rail system also have been initiated. The integration of rail operations is expected to take place once operating and technology systems are in place and necessary implementing agreements have been reached, which currently is anticipated in early 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION, Continued
------------------------------

Financial Effects

        Until the integration of rail operations takes place, Conrail will continue to operate as a Class I railroad and CSX's operating results will include 42% of Conrail's net income, reported under the equity method of accounting. Effective as of the August 1998 STB control date, the joint CSX/Norfolk Southern entity that owns Conrail has allocated the total purchase price to Conrail's underlying assets and liabilities. CSX's operating results include expense for its 42% share of the effect of that purchase price allocation on items such as depreciation of property and equipment. CSX will continue to incur interest expense on the debt issued to acquire the Conrail investment. Acquisition and transition expenses are expected to continue through 1998 and into 1999 and will begin to decline once integration is achieved.

        Net cash flow prior to integration is expected to be reduced by acquisition and transition expenses, capital spending incurred to integrate CSX and Conrail lines, and interest payments on the acquisition debt. At September 25, 1998, the average interest rate on debt incurred to acquire the Conrail investment was approximately 6.8%.

        Upon integration, CSX expects to begin realizing revenue benefits from freight traffic that currently moves on other modes of transportation, principally trucks. CSX also expects to begin realizing cost savings from the elimination of duplicate positions and facilities, as well as other efficiencies created by combining its allocated portion of the Conrail system with its existing rail operations. As CSX and Norfolk Southern move to integrate the Conrail operations, as expected, they will compete for traffic located in markets formerly served solely by Conrail. The company expects that as a result of this process of entering new markets, there may be changes in the historic rate and traffic patterns, including some rate reductions and traffic volume shifts. The process will be driven by market conditions, and the company presently cannot assess the impact of these transition effects on either the timing or realization of the projected benefits of the Conrail transaction.

Conrail's Results of Operations

        Conrail incurred a net loss of $65 million for the third quarter of 1998 as compared with net income of $101 million for the third quarter of 1997. Net income for the first nine months of 1998 was $135 million as compared with a net loss of $111 million in the first nine months of 1997. The results for the third quarter and first nine months of 1998 included a charge of $302 million, $187 million after tax, primarily for severance benefits covering certain non-union employees as well as adjustments for certain other assets and liabilities. The first nine months of 1997 included a $221 million ESOP termination charge (no related income tax effect) and $173 million ($142 million after income taxes) of merger-related stock compensation and executive severance costs. Without the above-mentioned charges, Conrail's net income would have been $122 million for the third quarter of 1998, and $322 million and $252 million for the first nine months of 1998 and 1997, respectively.

        Operating revenues increased $32 million, or 3 percent, and $99 million, or 4 percent, for the quarter and nine months ended September 30, 1998, respectively, compared with the same periods in 1997. Traffic volume increases of 4 percent and 5 percent, respectively, were primarily responsible for the revenue improvements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION, Continued
------------------------------

Conrail's Results of Operations, Continued

        Operating expenses, excluding the aforementioned charges, increased $30 million for the third quarter, and $10 million for the first nine months of 1998, as compared with the same periods in 1997. Increases in merger-related costs, such as information technology expenses and employee retention bonuses, as well as the effects of higher traffic volumes in 1998 were primarily responsible for the increases, which were partially offset by lower fuel prices and reductions in both the number and costs associated with employee injuries.

OTHER MATTERS
-------------

Conveyance of Barge Unit

        During the third quarter, CSX completed the conveyance of its barge unit, American Commercial Lines LLC (ACL), to a venture formed with Vectura Group, Inc. (Vectura). CSX received cash proceeds of $695 million from the transaction, $67 million of which were used to repay certain outstanding debt and other obligations of ACL and to pay expenses of the transaction. As part of the transaction, NMI Holdings LLC, a wholly-owned barge subsidiary of Vectura, was combined with ACL. CSX has a 32% common interest in the new venture. CSX reported a net investment gain from the transaction of $154 million, $90 million after tax, 42 cents per diluted share, in its third quarter 1998 operating results.


Year 2000 Planning

State of Year 2000 Readiness
----------------------------

        In 1996, CSX and its subsidiaries began a comprehensive initiative to address the potential exposure associated with the functioning of its information technology systems and non-information technology systems with respect to dates in the Year 2000 and beyond. The company is following a standard Year 2000 remediation model, consisting of the following phases:

        -Awareness - General education about the Year 2000 problem.
        -Inventory - Cataloging of all systems and business  relationships  that may be impacted by a Year 2000 date rollover.
        -Assessment - Estimating the degree of severity of the Year 2000 problem for cataloged items.
        -Remediation  - Repair,  replacement,  or  retirement  of non-Year  2000 compliant  systems.
        -Validation - Testing to confirm the compliance of Year 2000 remediated systems.

CSX's remediation efforts are focused first and foremost on the continued safe operation of its rail and other transportation systems, encompassing employee safety and the safety of the general public and the environments in which the company operates. Maintaining service continuity both to customers and with vendors before, during, and after the millenium change is also a priority. CSX is also focusing efforts to ensure that, after the safety and service continuity issues are addressed, a Year 2000 issue does not disrupt its revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Year 2000 Planning, Continued

State of Year 2000 Readiness, Continued
---------------------------------------

        Overall, the CSX Year 2000 initiative is currently proceeding on schedule and planned completion of all key areas is expected by mid-1999. The company's Year 2000 remediation efforts are organized in five areas, which have the following status:


          Effort              Estimated Completion         Current Phase
---------------------------   ---------------------   -----------------------

Core Information Systems      Second Quarter 1999     Remediation and Validation
Distributed Information
  Technology                  Second Quarter 1999     Assessment and Remediation
Electronic Commerce           Second Quarter 1999     Remediation
Non-Information Technology
  (embedded) systems          Third Quarter 1999      Inventory and Assessment
Trading Partners              Fourth Quarter 1999     Inventory

        As part of its Year 2000 initiative, CSX is in communication with its significant suppliers, large customers and financial institutions to assess their Year 2000 readiness and expects to conduct interface tests with its external trading partners in 1999 upon completion of internal testing of remediated applications.

        CSX is also participating in interface tests with other Class I railroads to ensure that electronic data interchanges can be processed in a Year 2000 format. The industry effort has been coordinated by the American Association of Railroads since 1997 and is scheduled for completion by the second quarter of 1999.

Year 2000 Costs
---------------

        The company has incurred total costs of $33 million to date related to Year 2000 compliance, which represents approximately 38% of the estimated expenditures for the entire Year 2000 initiative. CSX estimates that over the life of the project, Year 2000 costs will comprise approximately 10% of its total information technology budget. The cost of the Year 2000 initiative is being expensed as incurred and funded by cash generated from operations. Projections of the remaining cost and completion date for the Year 2000 initiative are based on management's current estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, and are inherently uncertain. No major projects have been delayed as a result of Year 2000 remediation efforts, and CSX is currently assessing its Year 2000 progress with the assistance of outside consultants.

        In connection with the integration of Conrail, CSX and Norfolk Southern are jointly addressing the Year 2000 compliance of Conrail's core information technology applications and non- information technology embedded systems. Certain of Conrail's operations systems are being made Year 2000 compliant as a contingency in the event that there are delays in the integration or Conrail continues to operate such systems after the integration is completed. Conrail's estimated cost for its Year 2000 initiative is approximately $28 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Year 2000 Planning, Continued

Year 2000 Costs, Continued
--------------------------

        There are a number of other major information technology projects currently under development or deployment, some of which replaced legacy systems that may or may not have been Year 2000 compliant. These projects were required to increase CSX's operational capacity as a direct result of the integration of Conrail. These projects are not included in the Year 2000 costs outlined above.

Risks
-----

        CSX believes its Year 2000 planning efforts are adequate to address all major risks. However, if some or all of the company's remediated or replaced internal computer systems fail the testing phase, or if any software applications or embedded systems critical to the company's operations are overlooked in the assessment and remediation phases, particularly if the result is a systemwide failure, there could be a material adverse effect on the company's results of operations, liquidity and financial condition.

Contingency Plans
-----------------

        Contingency planning is an established and ongoing effort within CSX, to address many types of potential operating disruptions, including Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. Detailed Year 2000 contingency plans are expected to be complete by June 1999.

        CSX is creating contingency plans to address the consequences of each of the primary failure scenarios outlined below. For each of the three primary types of most reasonably likely worst-case scenarios, CSX anticipates that detailed contingency measures will include the following:

        -Systemwide failures - In the event of complete or nearly complete loss of key assets or services throughout the entire CSX system, CSX will conduct and maintain a safe and orderly shutdown of all operations that depend on those systems.
        -Geographically isolated failures - In the event of complete or nearly complete loss of key assets or services throughout a region, CSX will conduct and maintain a safe and orderly shutdown of all affected operations within that region.
        -Movable asset failures - In the event of a Year 2000 failure of a transportation asset, such as a ship or locomotive, CSX will remove the asset from service and scale its operations accordingly. This is essentially the same process currently used for non-Year 2000 failures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

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

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. CSX believes this decision means that 8,000 other cases must be resolved before the punitive damage claims can be decided. CSXT is pursuing an aggressive legal strategy, and management believes that any adverse outcome will not be material to CSX's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.


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

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) cost savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) costs or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, either nationally or internationally, including the continuing Asian financial decline, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company, (v) legislative or regulatory changes, including possible enactment of initiatives to re-regulate the rail industry, may adversely affect the businesses of the company, (vi) changes may occur in the securities markets, and
(vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000. For additional factors, please refer to the company's annual report on Form 10-K for the fiscal year ended December 26, 1997.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               1. (27.1)     Financial Data Schedule

               2. (27.2) Restated Financial Data Schedules for the year to date periods ended March 27, 1998 and June 26, 1998.

               3. (27.3) Restated  Financial Data Schedules for the year to date periods ended March 28, 1997, June 27, 1997, September 26, 1997 and December 26, 1997.

               4. (27.4) Restated  Financial Data Schedules for the fiscal years ended December 27, 1996 and December 29, 1995.

        (b)    Reports on Form 8-K

               1. A report was filed on October 2, 1998, reporting Item 5, Other
                  Events authorization of issuance and sale of up to $750 million of Medium-Term Notes, Series B; plus Item 7, Financial Statements and Exhibits documents related to the Notes filed as exhibits.

               2. A report  was filed on October  27,  1998,  reporting  Item 5,
                  Other Events underwriting agreement for the public offering of $400 million of 6.25% Notes Due 2008; plus Item 7, Financial Statements and Exhibits - documents related to the Notes filed as exhibits.



                                    Signature
                                    ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CSX CORPORATION
                                               (Registrant)


                                               By: /s/JAMES L. ROSS
                                                   -----------------
                                                   James L. Ross
                                                   Vice President and Controller
                                                  (Principal Accounting Officer)
Dated:  November 9, 1998