Form 10-K405
period 1998-12-25
CSX CORP
filed 1999-03-03
CIK 277948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 25, 1998

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

                                 (804) 782-1400
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                     Name of exchange on which registered
    ------------------                      ------------------------------------

 Common Stock, $1 Par Value                        New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

On January 22, 1999, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $9 billion (based on the New York Stock Exchange closing price on such date).

On January 22, 1999, there were 217,040,908 shares of Common Stock outstanding.

                                                 Portion of Form 10-K into which
          Documents Incorporated by Reference         Documents are Incorporated
          -----------------------------------         --------------------------
1.  Portions of the Registrant's Annual Report to           Part I, II & IV
    Shareholders for the fiscal year ended December
    25, 1998 ("Annual Report")
2.  Portions of the Registrant's Definitive Proxy               Part III
    Statement to be filed with respect to its annual meeting of shareholders scheduled to be held on April 27, 1999 ("Proxy Statement")

                                     PART I

Item 1.  Business

        In response to this Item, the information set forth on page 1 under the caption "Financial Highlights", page 7 under the caption "CSX Transportation", page 9 under the caption "CSX Intermodal", page 11 under the caption "Sea-Land", page 13 under the caption "Customized Transportation" and pages 19-29 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 2.  Properties

        In response to this Item, the information set forth on pages 19-29 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", page 34 under the caption "Properties" and page 39 under the caption "Note 8. Properties." of the Annual Report is incorporated herein by reference.

Item 3.  Legal Proceedings

        In response to this Item, the information set forth on pages 27-28 under the captions "Litigation" and "Environmental Management", page 45 under the caption "New Orleans Tank Car Fire" and page 46 under the captions "Environmental" and "Other Legal Proceedings" of the Annual Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in the fourth quarter of 1998.

Executive Officers of the Registrant

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

Name and Age                     Business Experience During Past 5 Years
--------------------------------------------------------------------------------
John W. Snow, 59                 Chairman, President and Chief Executive Officer
                                 of CSX since February 1991.

Mark  G. Aron, 56                Executive Vice President-Law and Public Affairs
                                 of  CSX since  April 1995. Prior to April 1995,
                                 Mr. Aron  served as CSX Senior  Vice President-
                                 Law and Public Affairs.

Paul R. Goodwin, 56              Executive   Vice  President-Finance and   Chief
                                 Financial   Officer of   CSX since  April 1995.
                                 Prior to  April 1995, Mr. Goodwin  served as an
                                 officer of  CSXT as  Executive  Vice President-
                                 Finance &  Administration from February 1995 to
                                 April 1995, and  prior thereto as Senior   Vice
                                 President-Finance.

Andrew B. Fogarty, 54            Senior Vice President-Corporate Services of CSX
                                 since September 1997. Prior to September 1997,
                                 Mr. Fogarty  served as  Senior  Vice President-
                                 Finance and Planning,  Sea-Land, from June 1996
                                 to August 1997; as CSX Vice President-Audit and
                                 Advisory Services from March 1995 to June 1996;
                                 and   prior  thereto  as   CSX Vice  President-
                                 Executive Department.

Jesse R. Mohorovic, 56           Group   Vice President-Corporate Communications
                                 and Investor Relations since April 1998.  Prior
                                 to April 1998, Mr. Mohorovic served as CSX Vice
                                 President-Corporate   Relations from   February
                                 1995   to   April   1998; as   Vice  President-
                                 Corporate Communications, CSXT, from April 1994 to February 1995; and prior thereto as Vice
                                 President-Corporate  Communications,  Sea-Land.

James L. Ross, 60                Vice   President   and  Controller of CSX since
                                 April  1996.  Prior to  April 1996,  Mr.   Ross
                                 served  as  CSX Vice President-Special Projects
                                 from   October  1995 to  April 1996, and  prior
                                 thereto  as Audit   Partner with  Ernst & Young
                                 LLP.

Gregory R. Weber, 53             Vice President and Treasurer of CSX since April
                                 1996.  Prior to April 1996, Mr. Weber served as
                                 CSX Vice President, Controller and Treasurer, from May 1994 to April 1996, and prior thereto as Vice President and Controller.

Alvin R. (Pete) Carpenter, 57    President and Chief Executive Officer of CSXT
                                 since January 1992.

Ronald J. Conway, 54             Executive  Vice   President-Operations of  CSXT
                                 since June 1998. Prior to June 1998, Mr. Conway served as Senior Vice President-Operations of Conrail Inc.

Michael J. Ward, 48              Executive Vice President-Coal & Merger Planning
                                 of  CSXT since October 1998.   Prior to October
                                 1998, Mr.  Ward served as an officer of CSXT as
                                 Executive  Vice  President-Finance  and   Chief
                                 Financial   Officer from  June 1996  to October
                                 1998; as   Senior  Vice President-Finance  from
                                 April 1995 to May 1996; and prior thereto as General Manager-C&O Business Unit.

John P. Clancey, 54              President  and   Chief   Executive   Officer of
                                 Sea-Land since  August 1991.

Robert J. Grassi, 52             Senior Vice President-Finance and Planning of
                                 Sea-Land   since  August 1997.  Prior to August
                                 1997, Mr. Grassi served as Sea-Land Senior Vice
                                 President-Atlantic, AME Services from June 1996
                                 to   August 1997, and prior   thereto as Senior
                                 Vice President -Finance and Planning.

Richard E. Murphy, 54            Senior   Vice  President-Pacific    Division of
                                 Sea-Land  since  August 1998.  Prior to  August
                                 1998, Mr. Murphy served as Sea-

                                 Land Senior Vice President-Corporate Marketing from June 1996 to August 1998; Vice President-Atlantic-AME from 1995 to June 1996; and prior thereto as Senior Vice President-Pacific Services.

Charles G. Raymond, 55           Senior Vice  President and Chief Transportation
                                 Officer of  Sea-Land since May 1995.   Prior to
                                 May 1995, Mr. Raymond served as Sea-Land Senior
                                 Vice     President-Operations    and     Inland
                                 Transportation.

Lester M. Passa, 44              President   and   CEO of CSX   Intermodal since
                                 November  1997.   Prior to  November  1997, Mr.
                                 Passa served as CSXT Vice  President-Commercial
                                 Integration from July 1997 to    November 1997,
                                 and prior thereto as an officer of Conrail Inc.
                                 as  Senior  Vice President-Automotive   Service
                                 Group  from February 1997 to July 1997, as Vice
                                 President-Logistics &  Corporate  Strategy from
                                 March 1995 to February 1997, and prior thereto as Assistant Vice President-Corporate Strategy.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

        In response to this Item, the information set forth on pages 51-52 of the Annual Report is incorporated herein by reference.

Item 6. Selected Financial Data

        In response to this Item, the information set forth on page 1 of the Annual Report under the caption "Financial Highlights" is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        In response to this Item, the information set forth on pages 19-29 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk

        In response to this Item, the information set forth on page 25 of the Annual Report under the caption "Market Risk" is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

        In response to this Item, the information set forth on pages 30-49 and page 52 under the caption "Quarterly Financial Data" of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.
                                      -4-

                                    PART III

Item 10.Directors and Executive Officers of the Registrant

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement, except for the information regarding the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.Executive Compensation

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13.Certain Relationships and Related Transactions

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.


                                     PART IV

Item 14.Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) (1)  Financial Statements

               The following consolidated financial statements and independent auditor's report, which appear on pages 30-49 of the Annual Report, are incorporated herein by reference:

                  Consolidated Statement of Earnings for the Fiscal Years Ended Dec. 25, 1998, Dec. 26, 1997 and Dec. 27, 1996

                  Consolidated   Statement of   Cash  Flows for the Fiscal Years
                  Ended Dec. 25, 1998, Dec. 26, 1997 and Dec. 27, 1996

                  Consolidated Statement of Financial Position at Dec. 25, 1998 and Dec. 26, 1997

                  Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended Dec. 25, 1998, Dec. 26, 1997 and Dec. 27, 1996

                  Notes to Consolidated Financial Statements for the Fiscal
                  Years   Ended Dec. 25, 1998,   Dec. 26, 1997 and Dec. 27, 1996

                  Report of Independent Auditors

          (2)  Financial Statement Schedules

               The information  required by Schedule II is included in Note 9 to
               the  consolidated  financial  statements.   All  other  financial
               statement schedules are not applicable.

          (3)  Exhibits

               3.1    Amended  and  Restated  Articles of  Incorporation  of the
                      Registrant  (incorporated herein by reference as Exhibit 3 to the  Registrant's  Annual  Report  on Form  10-K  dated
                      February 15, 1991)
               3.2*   Bylaws of the Registrant, as amended
               4.1(a) Indenture,  dated August 1, 1990,  between the  Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant's Form SE dated
                      September 7, 1990)
               4.1(b) First Supplemental  Indenture,  dated as of June 15, 1991, between the  Registrant and The Chase  Manhattan  Bank, as
                      Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant's Form SE, dated May 28, 1992, filed with the Commission)
               4.1(c) Second  Supplemental  Indenture,  dated as of May 6, 1997, between the  Registrant and The Chase  Manhattan  Bank, as
                      Trustee  (incorporated  herein by reference to Exhibit 4.3 to the  Registrant's  Registration  Statement  on Form S-4
                      (Registration No. 333-28523) filed with the Commission on June 5, 1997)
               4.1(d) Third Supplemental Indenture,  dated as of April 22, 1998, between the  Registrant and The Chase  Manhattan  Bank, as
                      Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 12, 1998)

               Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Commission upon request.

               10.1 CSX Stock Plan for Directors, as amended (incorporated herein by reference to Appendix A to the Definitive Proxy Statement dated March 18, 1997)**
               10.2 Corporate Director Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K dated February 18,
                      1998)**
               10.3 CSX Directors' Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K dated March 4,
                      1994)**
               10.4 CSX Directors' Matching Gift Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K dated March 14,
                      1997)**
               10.5 Form of Agreement with J. W. Snow, A. R. Carpenter, P. R. Goodwin and G. L. Nichols (incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 3, 1995)**
               10.6 Form of Amendment to Agreement with A. R. Carpenter, P. R. Goodwin and G. L. Nichols (incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K dated March 14, 1997)**
               10.7 Form of Retention Agreement with A. R. Carpenter (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K dated February 28,
                      1992)**

               10.8   Agreement   with   J. W. Snow   (incorporated   herein  by
                      reference to   Exhibit 10.9  to the   Registrant's  Annual
                      Report on Form 10-K dated March 4, 1994)**
               10.9   Amendment to  Agreement  with J. W.  Snow    (incorporated
                      herein  by reference to  Exhibit 10.11 to the Registrant's
                      Annual Report on Form 10-K dated March 14, 1997)**
               10.10  Amendment  to  Agreement  with  J. W. Snow   (incorporated
                      herein  by  reference to Exhibit 10.12 to the Registrant's
                      Annual Report on Form 10-K dated February 18, 1998)**
               10.11  Agreement  with   G. L. Nichols  (incorporated   herein by
                      reference   to  Exhibit 10.13 to the  Registrant's  Annual
                      Report on Form 10-K dated February 18, 1998)**
               10.12* Form of Stock Option  Agreement**
               10.13* CSX Market Value Cash Plan**
               10.14* Stock Purchase and Loan Plan, as amended**
               10.15* 1987 Long-Term Performance Stock Plan, as amended**
               10.16  1985  Deferred Compensation  Program for Executives of CSX
                      Corporation  and    Affiliated   Companies,  as    amended
                      (incorporated herein by   reference  to  Exhibit  10.16 to
                      the   Registrant's    Annual   Report on   Form 10-K dated
                      February 18, 1998)**
               10.17* Supplementary   Savings  Plan and Incentive Award Deferral
                      Plan for   Eligible   Executives  of  CSX Corporation  and
                      Affiliated Companies, as amended**
               10.18  Special  Retirement Plan of CSX Corporation and Affiliated
                      Companies, as amended (incorporated herein by reference to
                      Exhibit  10.18 to the  Registrant's  Annual Report on Form
                      10-K dated February 18, 1998)**
               10.19  Supplemental   Retirement   Plan of   CSX Corporation  and
                      Affiliated Companies, as  amended   (incorporated   herein
                      by   reference  to  Exhibit   10.19   to  the Registrant's
                      Annual Report on Form 10-K dated  February 18,  1998)**
               10.20  1994   Senior  Management   Incentive  Compensation   Plan
                      (incorporated  herein by reference to Exhibit 10.16 to the
                      Registrant's  Annual   Report on  Form 10-K dated March 3,
                      1995)**
               10.21  Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the  Registrant's  Current
                      Report on Form 8-K filed  with the  Commission  on June 4,
                      1997)
               10.22  Transaction Agreement (incorporated herein by reference to
                      Exhibit 10 to the Registrant's  Current Report on Form 8-K
                      filed with the Commission on July 8, 1997)
               12*    Computation of Ratio of Earnings to Fixed Charges
               13*    Annual Report to Shareholders***
               21*    Subsidiaries of the Registrant
               23.1*  Consent of  Ernst  &  Young   LLP
               23.2*  Consent of  PricewaterhouseCoopers  LLP
               24*    Powers of Attorney
               27*    Financial  Data Schedule
               99.1*  Audited Consolidated Financial Statements and Schedule of
                      Conrail Inc. for the Years Ended Dec. 31, 1998, 1997 and
                      1996

               *  Filed herewith
               ** Management Contract or Compensatory Plan or Arrangement ***Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of this Form 10-K.

        (b) Reports on Form 8-K

           1. A report was filed on October 2, 1998, reporting Item 5, Other Events - authorization of issuance and sale of up to $750 million of Medium-Term Notes, Series C; plus Item 7, Financial Statements and Exhibits - exhibits required to be filed by Item 601 of Regulation S-K with respect to the Series C Medium-Term Notes.

           2. A report was filed on October 27, 1998, reporting Item 5, Other Events - public offering of $400 million of 6.25% Notes Due 2008; plus Item 7, Financial Statements and Exhibits - exhibits required to be filed by Item 601 of Regulation S-K with respect to the 6.25% Notes.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               CSX CORPORATION
                                               (Registrant)

                                           By:  /s/JAMES L. ROSS
                                               -------------------------------
                                               James L. Ross
                                               Vice President and Controller
                                               (Principal Accounting Officer)
Dated:  March 3, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 3, 1999.

Signature                                   Title
---------------------------                 ------------------------------------

/s/ JOHN W. SNOW*                           Chairman of the Board, President,
-----------------
John W. Snow                                Chief Executive Officer and Director
                                            (Principal Executive Officer)

/s/ PAUL R. GOODWIN*                        Executive Vice President-Finance and
-------------------
Paul R. Goodwin                             Chief Financial Officer
                                            (Principal Financial Officer)

/s/ ELIZABETH E. BAILEY*                    Director
-----------------------
Elizabeth E. Bailey

/s/ H. FURLONG BALDWIN*                     Director
----------------------
H. Furlong Baldwin

/s/ CLAUDE S. BRINEGAR*                     Director
----------------------
Claude S. Brinegar

/s/ ROBERT L. BURRUS, JR.*                  Director
-------------------------
Robert L. Burrus, Jr.

/s/ BRUCE C. GOTTWALD*                      Director
---------------------
Bruce C. Gottwald

/s/ JOHN R. HALL*                           Director
----------------
John R. Hall

/s/ E. BRADLEY JONES*                       Director
--------------------
E. Bradley Jones

/s/ ROBERT D. KUNISCH*                      Director
---------------------
Robert D. Kunisch

/s/ JAMES W. MCGLOTHLIN*                    Director
-----------------------
James W. McGlothlin

/s/ SOUTHWOOD J. MORCOTT*                   Director
------------------------
Southwood J. Morcott

/s/ CHARLES E. RICE*                        Director
-------------------
Charles E. Rice

/s/ WILLIAM C. RICHARDSON*                  Director
-------------------------
William C. Richardson

/s/ FRANK S. ROYAL, M.D.*                   Director
------------------------
Frank S. Royal, M.D.

*By: /s/ PETER J. SHUDTZ
------------------------
Peter J. Shudtz
Attorney-in-Fact

                               Index to Exhibits

           Description

               3.1    Amended  and  Restated  Articles of  Incorporation  of the
                      Registrant  (incorporated herein by reference as Exhibit 3 to the  Registrant's  Annual  Report  on Form  10-K  dated
                      February 15, 1991)
               3.2*   Bylaws of the Registrant, as amended
               4.1(a) Indenture,  dated August 1, 1990,  between the  Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant's Form SE dated
                      September 7, 1990)
               4.1(b) First Supplemental  Indenture,  dated as of June 15, 1991, between the  Registrant and The Chase  Manhattan  Bank, as
                      Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant's Form SE, dated May 28, 1992, filed with the Commission)
               4.1(c) Second  Supplemental  Indenture,  dated as of May 6, 1997, between the  Registrant and The Chase  Manhattan  Bank, as
                      Trustee  (incorporated  herein by reference to Exhibit 4.3 to the  Registrant's  Registration  Statement  on Form S-4
                      (Registration No. 333-28523) filed with the Commission on June 5, 1997)
               4.1(d) Third Supplemental Indenture,  dated as of April 22, 1998, between the  Registrant and The Chase  Manhattan  Bank, as
                      Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 12, 1998)

               Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Commission upon request.

               10.1   CSX Stock Plan for  Directors,  as  amended  (incorporated herein by reference to Appendix A to the Definitive  Proxy
                      Statement dated March 18, 1997)**
               10.2   Corporate Director Deferred  Compensation Plan, as amended
                      (incorporated  herein by  reference to Exhibit 10.3 to the
                      Registrant's Annual Report on Form 10-K dated February 18,
                      1998)**
               10.3   CSX   Directors'   Charitable   Gift   Plan,   as  amended
                      (incorporated  herein by  reference to Exhibit 10.4 to the
                      Registrant's  Annual  Report on Form 10-K  dated  March 4,
                      1994)**
               10.4   CSX   Directors'    Matching   Gift   Plan,   as   amended
                      (incorporated  herein by  reference to Exhibit 10.5 to the
                      Registrant's  Annual  Report on Form 10-K dated  March 14,
                      1997)**
               10.5   Form of Agreement  with J. W. Snow, A. R. Carpenter, P. R.
                      Goodwin   and  G. L.  Nichols   (incorporated  herein   by
                      reference   to   Exhibit 10.6 to the  Registrant's  Annual
                      Report on Form 10-K dated March 3, 1995)**
               10.6   Form of Amendment to Agreement with A. R. Carpenter, P. R.
                      Goodwin    and   G.  L.  Nichols  (incorporated herein  by
                      reference   to   Exhibit  10.7 to the  Registrant's Annual
                      Report on Form 10-K dated March 14, 1997)**
               10.7   Form of   Retention  Agreement  with   A.  R.    Carpenter
                      (incorporated  herein  by reference to Exhibit 10.3 to the
                      Registrant's Annual Report on Form 10-K dated February 28,
                      1992)**
               10.8   Agreement   with   J. W. Snow   (incorporated   herein  by
                      reference to   Exhibit 10.9  to the   Registrant's  Annual
                      Report on Form 10-K dated March 4, 1994)**
               10.9   Amendment to  Agreement  with J. W.  Snow    (incorporated
                      herein  by reference to  Exhibit 10.11 to the Registrant's
                      Annual Report on Form 10-K dated March 14, 1997)**
               10.10  Amendment  to  Agreement  with  J. W. Snow   (incorporated
                      herein  by  reference to Exhibit 10.12 to the Registrant's
                      Annual Report on Form 10-K dated February 18, 1998)**
               10.11  Agreement  with   G. L. Nichols  (incorporated   herein by
                      reference   to  Exhibit 10.13 to the  Registrant's  Annual
                      Report on Form 10-K dated February 18, 1998)**
               10.12* Form of Stock Option  Agreement**
               10.13* CSX Market Value Cash Plan**
               10.14* Stock Purchase and Loan Plan, as amended**
               10.15* 1987 Long-Term Performance Stock Plan, as amended**
               10.16  1985  Deferred Compensation  Program for Executives of CSX
                      Corporation  and    Affiliated   Companies,  as    amended
                      (incorporated herein by   reference  to  Exhibit  10.16 to
                      the   Registrant's    Annual   Report on   Form 10-K dated
                      February 18, 1998)**
               10.17* Supplementary   Savings  Plan and Incentive Award Deferral
                      Plan for   Eligible   Executives  of  CSX Corporation  and
                      Affiliated Companies, as amended**
               10.18  Special  Retirement Plan of CSX Corporation and Affiliated
                      Companies, as amended (incorporated herein by reference to
                      Exhibit  10.18 to the  Registrant's  Annual Report on Form
                      10-K dated February 18, 1998)**
               10.19  Supplemental   Retirement   Plan of   CSX Corporation  and
                      Affiliated Companies, as  amended   (incorporated   herein
                      by   reference  to  Exhibit   10.19   to  the Registrant's
                      Annual Report on Form 10-K dated  February 18,  1998)**
               10.20  1994   Senior  Management   Incentive  Compensation   Plan
                      (incorporated  herein by reference to Exhibit 10.16 to the
                      Registrant's  Annual   Report on  Form 10-K dated March 3,
                      1995)**
               10.21  Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the  Registrant's  Current
                      Report on Form 8-K filed  with the  Commission  on June 4,
                      1997)
               10.22  Transaction Agreement (incorporated herein by reference to
                      Exhibit 10 to the Registrant's  Current Report on Form 8-K
                      filed with the Commission on July 8, 1997)
               12*    Computation of Ratio of Earnings to Fixed Charges
               13*    Annual Report to Shareholders***
               21*    Subsidiaries of the Registrant
               23.1*  Consent of  Ernst  &  Young   LLP
               23.2*  Consent of  PricewaterhouseCoopers  LLP
               24*    Powers of Attorney
               27*    Financial  Data Schedule
               99.1*  Audited Consolidated Financial Statements and Schedule of
                      Conrail Inc. for the Years Ended Dec. 31, 1998, 1997 and
                      1996

               *  Filed herewith
               ** Management Contract or Compensatory Plan or Arrangement ***Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of this Form 10-K.