Form 10-Q
period 1999-04-02
CSX CORP
filed 1999-05-04
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended April 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of April 2, 1999: 217,390,846 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 2, 1999
                                      INDEX




                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters Ended April 2, 1999 and March 27, 1998            3

2.         Consolidated Statement of Cash Flows-
             Quarters Ended April 2, 1999 and March 27, 1998            4

3.         Consolidated Statement of Financial Position-
             At April 2, 1999 and December 25, 1998                     5

Notes to Consolidated Financial Statements                              6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                     15


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                              26

Signature                                                              26


                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)


                                                                 (Unaudited)
                                                                Quarters Ended
                                                          ---------------------------
                                                           April 2,       March 27,
                                                             1999           1998
                                                          ------------   ------------
Operating Revenue                                         $     2,541     $   2,462

Operating Expense                                               2,265         2,184
                                                          ------------    -----------
Operating Income                                                  276           278
Other Income (Expense)                                            (35)          (29)
Interest Expense                                                  133           123
                                                          ------------    -----------
Earnings before Income Taxes                                      108           126
Income Tax Expense                                                 33            35
                                                          ------------    -----------
Earnings before Cumulative Effect of Accounting Change             75            91

Cumulative Effect on Prior Years of Accounting Change for
  Insurance-Related Assessments, Net of Tax                       (49)            -
                                                          ------------    -----------
Net Earnings                                              $        26     $      91
                                                          ============    ===========

Earnings Per Share:
     Before Cumulative Effect of Accounting Change        $       .36     $      .43
     Cumulative Effect of Accounting Change                      (.24)             -
                                                          ------------    -----------
     Including Cumulative Effect of Accounting Change     $       .12     $      .43
                                                          ============    ===========

Earnings Per Share, Assuming Dilution
     Before Cumulative Effect of Accounting Change        $       .36     $      .42
     Cumulative Effect of Accounting Change                      (.24)             -
                                                          ------------    -----------
     Including Cumulative Effect of Accounting Change     $       .12     $      .42
                                                          ============    ===========
Average Common Shares Outstanding (Thousands)                 210,124        210,999
                                                          ============    ===========
Average Common Shares Outstanding, Assuming Dilution
     (Thousands)                                              211,658        215,684
                                                          ============    ===========
Cash Dividends Paid Per Common Share                      $       .30     $      .30
                                                          ============    ===========


See accompanying Notes to Consolidated Financial Statements.


                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)
                                                                   (Unaudited)
                                                                  Quarters Ended
                                                           -----------------------------
                                                             April 2,       March 27,
                                                               1999            1998
                                                          -------------   -------------
OPERATING ACTIVITIES

  Net Earnings                                            $        26     $        91
  Adjustments to Reconcile Net Earnings to Net Cash
Provided:
      Cumulative Effect of Accounting Change                       49               -
      Depreciation                                                169             156
      Deferred Income Taxes                                        39              11
      Equity in Conrail Earnings - Net                            (13)            (23)
      Other Operating Activities                                   (7)            (17)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                       (75)             (5)
        Other Current Assets                                       20             (48)
        Accounts Payable                                         (122)            (70)
        Other Current Liabilities                                 (86)            (27)
                                                          ------------    ------------
        Net Cash Provided by Operating Activities                   -              68
                                                          ------------    ------------
INVESTING ACTIVITIES
  Property Additions                                             (190)           (290)
  Short-Term Investments - Net                                     32              59
  Other Investing Activities                                      (14)            (16)
                                                          ------------    ------------
        Net Cash Used by Investing Activities                    (172)           (247)
                                                          ------------    ------------
FINANCING ACTIVITIES
  Short-Term Debt - Net                                           250             169
  Long-Term Debt Issued                                            79               5
  Long-Term Debt Repaid                                           (32)            (90)
  Cash Dividends Paid                                             (65)            (66)
  Other Financing Activities                                      (11)            (11)
                                                          ------------    ------------
        Net Cash Provided by Financing Activities                 221               7
                                                          ------------    ------------
  Net Increase (Decrease) in Cash and Cash Equivalents             49            (172)

CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                105             251
                                                          ------------    ------------
  Cash and Cash Equivalents at End of Period                      154              79
  Short-Term Investments at End of Period                         396             380
                                                          ------------    ------------
  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                          $       550     $       459
                                                          ============    ============

See accompanying Notes to Consolidated Financial Statements.


                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                             April 2,      December 25,
                                                             1999           1998
                                                          -----------    -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments     $      550     $      533
    Accounts Receivable                                          986            898
    Materials and Supplies                                       234            225
    Deferred Income Taxes                                        138            128
    Other Current Assets                                         190            200
                                                          -----------    -----------
        Total Current Assets                                   2,098          1,984

  Properties                                                  18,830         18,678
  Accumulated Depreciation                                    (6,176)        (6,033)
                                                          -----------    -----------
       Properties-Net                                         12,654         12,645

  Investment in Conrail                                        4,811          4,798
  Affiliates and Other Companies                                 459            448
  Other Long-Term Assets                                         527            552
                                                          -----------    -----------
        Total Assets                                      $   20,549     $   20,427
                                                          ===========    ===========

LIABILITIES
  Current Liabilities
    Accounts Payable                                      $    1,103     $    1,216
    Labor and Fringe Benefits Payable                            463            462
    Casualty, Environmental and Other Reserves                   280            283
    Current Maturities of Long-Term Debt                         104            100
    Short-Term Debt                                              437            187
    Other Current Liabilities                                    387            352
                                                          -----------    -----------
        Total Current Liabilities                              2,774          2,600

  Casualty, Environmental and Other Reserves                     720            645
  Long-Term Debt                                               6,476          6,432
  Deferred Income Taxes                                        3,193          3,173
  Other Long-Term Liabilities                                  1,544          1,697
                                                          -----------    -----------
        Total Liabilities                                     14,707         14,547
                                                          -----------    -----------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                     217            217
  Other Capital                                                1,491          1,489
  Retained Earnings                                            4,255          4,294
  Accumulated Other Comprehensive Loss                          (121)          (120)
                                                          -----------    -----------
        Total Shareholders' Equity                             5,842          5,880
                                                          -----------    -----------
        Total Liabilities and Shareholders' Equity        $   20,549     $   20,427
                                                          ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the company's financial position at April 2, 1999 and December 25, 1998, and the results of its operations and its cash flows for the quarters ended April 2, 1999 and March 27, 1998, such adjustments being of a normal recurring nature.

        Certain prior-year data have been reclassified to conform to the 1999 presentation. Included in these reclassifications is the restatement of earnings and cash flow information to present the company's investment in its barge subsidiary under the equity method of accounting. In June 1998, CSX conveyed the subsidiary to a joint venture in which it holds a 32 percent ownership interest.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        The company's fiscal year is composed of 52 or 53 weeks ending on the last Friday in December. Fiscal year 1999 will consist of 53 weeks ending on December 31, 1999. Fiscal year 1998 consisted of 52 weeks ended December 25, 1998. The financial statements presented are for the 14-week quarter ended April 2, 1999, the 13-week quarter ended March 27, 1998, and as of December 25, 1998.

NOTE 2.  CHANGE IN METHOD OF ACCOUNTING FOR INSURANCE-RELATED
          ASSESSMENTS

        CSX adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," (SOP No. 97-3) effective as of the beginning of fiscal year 1999. SOP No. 97-3 requires companies to accrue assessments related to workers' compensation second injury funds and is applicable to CSX with respect to certain assessments incurred by Sea-Land Service, Inc., the company's container-shipping unit. The assessments relate to employees who have experienced second injuries over periods dating back to the 1970's and are receiving a disability type benefit. Previously, the assessments were charged to expense in the fiscal year they were paid. As a result of adopting SOP No. 97-3, the company recorded a non-cash charge of $78 million, $49 million after-tax, 24 cents per share, during the quarter ended April 2, 1999 to reflect the cumulative effect on prior years of the accounting change. Had the accounting change been applied retroactively, the effect on net earnings and related per share amounts would not have been material to any period presented.

NOTE 3.  EARNINGS PER SHARE

        Earnings per share are based on the weighted average of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters ended April 2, 1999 and March 27, 1998. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potentially dilutive securities, principally employee stock plans. For the fiscal quarters ended April 2, 1999 and March 27, 1998, potentially dilutive common shares totaled 1.5 million and 4.7 million, respectively.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3.  EARNINGS PER SHARE, Continued

        Certain potentially dilutive securities outstanding at April 2, 1999 and March 27, 1998 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 11.4 million at a weighted-average exercise price of $50.29 per share at April 2, 1999 and 1.96 million with an exercise price of $57.00 per share at March 27, 1998.

        Earnings per share for the first quarter of 1998 have been restated to reflect clarification of the treatment of certain stock-based compensation plan shares under Statement No. 128. Earnings per share were revised to 43 cents from 42 cents for first quarter 1998. On a diluted basis, first quarter 1998 earnings per share were revised to 42 cents from 41 cents.

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

        The FASB has  issued  Statement  No.  133,  "Accounting  for  Derivative
Instruments and Hedging Activities" which requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. While CSX does not currently use derivative financial instruments, and its historical use of such instruments has not been material, the company plans to adopt this statement in the first quarter of 2000 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 5.  JOINT ACQUISITION OF CONRAIL

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

        The Conrail shares acquired by the jointly owned entity were initially held in a voting trust pending approval of the transaction by the Surface Transportation Board (STB). On June 23, 1997, CSX and Norfolk Southern filed a joint railroad control application with the STB outlining the terms of their agreement, their respective operating plans, and the benefits expected from combining the respective rail systems. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. The decision permitted CSX and Norfolk Southern to exercise joint control over Conrail on August 22, 1998. At that time, the voting trust was dissolved and a new Conrail board of directors was elected. Certain steps necessary to integrate the operations of the Conrail rail system with those of CSX and Norfolk Southern, such as the

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  JOINT ACQUISITION OF CONRAIL, Continued

Background, Continued
---------------------

arrangement of labor implementing agreements, could not commence until the August 22, 1998 control date. Those steps and other planning activities are expected to be completed by June 1, 1999, at which time the integration of rail operations will take place.

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
                                                                    ==========

        The jointly owned entity's purchase price allocation included a provision of $280 million for the cost to Conrail of separating non-union employees whose positions are being eliminated as a result of the acquisition. CSX has separately recorded liabilities totaling approximately $400 million to provide for other acquisition-related obligations it will be required to fund, including separation costs for Conrail union employees, relocation costs for Conrail union and non-union employees, and costs associated with the closure of certain Conrail facilities. CSX has increased its investment in Conrail on the statement of financial position as a result of recording these separate obligations. Any costs that may be incurred in separating or relocating CSX employees or closing facilities at CSX will be charged to operating expense when definitive plans are established and communicated.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  JOINT ACQUISITION OF CONRAIL, Continued

Acquisition Accounting by the Jointly Owned Entity and CSX, Continued
---------------------------------------------------------------------

        Under STB restrictions, CSX and Norfolk Southern did not have complete access to Conrail's properties and records and also were prevented from negotiating labor implementing agreements prior to the August 1998 control date. As a result, the amounts recorded by the jointly owned entity and by CSX for separation costs and other acquisition-related obligations are preliminary and subject to refinement as CSX and Norfolk Southern finalize and implement their integration plans. Any such adjustments are not expected to have a material effect on CSX's operating results or financial position.

Conrail Financial Information
-----------------------------

        Summary financial information for Conrail for its fiscal periods ended March 31, 1999 and 1998, and at December 31, 1998, is as follows:

                                                      Quarters Ended
                                              ------------------------------
                                               March 31,        March 31,
                                                 1999             1998
                                              ------------    --------------
   Income Statement Information:
      Revenues                                   $     916       $     927
      Income from Operations                           146             160
      Net Income                                        76              85


                                                           As Of
                                              --------------------------------
                                                March 31,       December 31,
                                                  1999              1998
                                               -----------     ---------------
Balance Sheet Information:
   Current Assets                             $    1,126       $    1,005
   Property and Equipment and Other Assets         7,987            8,039
   Total Assets                                    9,113            9,044
   Current Liabilities                             1,210            1,207
   Long-Term Debt                                  1,594            1,609
   Total Liabilities                               5,236            5,244
   Stockholders' Equity                            3,877            3,800

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

NOTE 6.  ACCOUNTS RECEIVABLE

        The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At April 2, 1999, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $50 million through the conduit programs.

        At April 2, 1999 and December 25, 1998, the company had sold $347 million of accounts receivable; $300 million through the securitization program and $47 million through the conduit programs. The certificates issued under the new securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees.

        The company's retained interests in the receivables were $566 million at April 2, 1999 and $482 million at December 25, 1998 and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $8 million and $7 million for the quarters ended April 2, 1999 and March 27, 1998, respectively.

        The company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees the company receives for servicing the receivables approximate the related costs.

NOTE 7.  OPERATING EXPENSE

                                                        Quarters Ended
                                                   --------------------------
                                                    April 2,      March 27,
                                                      1999           1998
                                                   -----------    -----------
Labor and Fringe Benefits                          $    827        $    814
Materials, Supplies and Other                           621             591
Building and Equipment Rent                             307             266
Inland Transportation                                   257             248
Depreciation                                            167             153
Fuel                                                     86             112
                                                   -----------     ----------
    Total                                          $  2,265        $  2,184
                                                   ===========     ==========

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 8.  OTHER INCOME (EXPENSE)
                                                         Quarters Ended
                                                    -------------------------
                                                    April 2,      March 27,
                                                      1999           1998
                                                   -----------    -----------
Interest Income                                    $    14         $    14
Income (Loss) from Real Estate and Resort
Operations(1)                                           (7)             (5)
Net Losses from Accounts Receivable Sold                (8)             (7)
Minority Interest                                       (9)             (8)
Income (Loss) from Investment in Conrail - Net         (28)             (6)
Equity Earnings of Other Affiliates                      7               1
Foreign Currency Gain (Loss)                             5              (3)
Miscellaneous                                           (9)            (15)
                                                   -----------     ----------
    Total                                          $   (35)        $   (29)
                                                   ===========     ==========

 (1) Gross revenue from real estate and resort operations was $19 million and $21 million for the quarters ended April 2, 1999 and March 27, 1998, respectively.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

New Orleans Tank Car Fire
-------------------------

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision has been made for the award.

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions, for a new trial and for judgment notwithstanding the verdict, as to the April 8 judgment. CSXT believes that these recent judicial decisions will expedite the process of full appellate review of the 1997 trial. A trial for the claims of 20 additional plaintiffs for compensatory damages will begin in May 1999.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued
------------------------------------

        CSXT is pursuing an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Self-Insurance
--------------

        Although the company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, $25 million limit above $100 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

Environmental
-------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 105 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 243 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental , Continued
-------------------------

environmental costs with respect to such sites. The recorded liabilities, for estimated future environmental costs at April 2, 1999, and December 25, 1998, were $72 million and $75 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the April 2, 1999 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Other Legal Proceedings
-----------------------

        A number of legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the company.

NOTE 10.  BUSINESS SEGMENTS

        The company operates in four business segments: Rail, Intermodal, Container Shipping and Contract Logistics. The Rail segment provides rail freight transportation over a network of approximately 18,300 route miles in 20 states in the East, Midwest and South. The Intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The Container Shipping segment provides global transportation services via a fleet of 98 container ships and more than 220,000 containers. The Contract Logistics segment provides customized logistics solutions, including inventory management, distribution, warehousing, assembly and just-in-time delivery. The company's segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the Rail and Intermodal segments are also viewed on a combined basis as Surface Transportation operations.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  BUSINESS SEGMENTS, Continued

        The company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations, excluding the effects of special charges and gains. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, that is, at current market prices.

Quarter ended April 2, 1999:
---------------------------
                                       Surface Transportation
                                   ------------------------------- Container  Contract
                                    Rail    Intermodal    Total    Shipping   Logistics  Totals
                                   -------- ------------ --------- ---------- --------- ----------
Revenues from external customers   $1,297      $163       $1,460      $973      $108    $2,541
Intersegment revenues                   -         6            6         -        12        18
Segment operating income              266         7          273        12         9       294


Quarter ended March 27, 1998:
----------------------------
                                       Surface Transportation
                                   ------------------------------- Container  Contract
                                    Rail    Intermodal    Total    Shipping   Logistics  Totals
                                   -------- ------------ --------- ---------- --------- ----------
Revenues from external customers   $1,255     $150        $1,405      $955      $102    $2,462
Intersegment revenues                   -        9             9         -         5        14
Segment operating income              264        9           273        15         7       295



A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                      1998               1997
                                                    ---------          --------
Revenues:
--------
Total external revenues for business segments       $ 2,541            $  2,462
Intersegment revenues for business segments               18                 14
Elimination of intersegment revenues                     (18)               (14)
                                                           -                 --
                                                      -------          --------
     Total consolidated revenues                    $  2,541           $  2,462
                                                    =========          ========

Operating Income:
----------------
Total operating income for business segments        $    294           $    295
Reclassification of intercompany interest income         (15)               (16)
Unallocated corporate expenses                            (3)                (1)
                                                           -                 --
                                                      -------          --------
     Total consolidated operating income            $    276           $    278
                                                    =========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

First Quarter 1999 Compared with 1998
-------------------------------------

        CSX follows a 52/53-week fiscal calendar. Fiscal year 1999 will include 53 weeks. The quarter ended April 2, 1999 consisted of 14 weeks, compared with 13 weeks in the prior year's first quarter.

        The company reported net earnings for the quarter ended April 2, 1999 of $75 million, 36 cents per share on a diluted basis, excluding the cumulative effect of a change in accounting. In the prior-year period, the company earned $91 million, 42 cents per share on a diluted basis. Effective as of the beginning of fiscal year 1999, CSX adopted AICPA Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," which applies to workers compensation second-injury fund assessments at the company's container-shipping unit. As a result of the accounting change, first-quarter 1999 results include a non-cash, cumulative-effect adjustment of $78 million, $49 million after-tax, or 24 cents per share, and reduced net earnings for the quarter to $26 million, 12 cents per share on a diluted basis.

        Operating income for the first quarter of 1999 totaled $276 million, compared with $278 million in the first quarter of 1998. Operating revenue of $2.54 billion was 3 percent higher than the prior-year quarter, while operating expense of $2.27 billion was 4 percent higher. The higher revenue and expense were largely attributable to the additional week in the 1999 quarter.

        Earnings per share for the first quarter of 1998 have been restated to reflect clarification of the treatment of certain stock-based compensation plan shares under FASB Statement No. 128, "Earnings per Share." Earnings per share were revised to 43 cents from 42 cents for first quarter 1998. On a diluted basis, first quarter 1998 earnings per share were revised to 42 cents from 41 cents.

Surface Transportation Results
------------------------------

Rail

        The company's rail unit produced $266 million of operating income in the first quarter of 1999 versus $264 million in 1998. Operating revenue was 3 percent higher, at $1.3 billion, primarily benefiting from the additional week in the quarter, partially offset by lower coal revenue. Operating expense rose 4 percent, primarily due to traffic mix and severe winter weather that caused congestion early in the quarter, partially offset by lower fuel costs and a favorable experience credit on medical claims that reduced fringe benefits expense.

        Coal volume declined 2 percent, to 39 million tons, reflecting reduced demand from overseas and from electric utilities. As a result, coal revenue fell 4 percent from the 1998 period. Total merchandise traffic and revenue were both 9 percent higher than the prior year quarter, led by significant increases in automotive traffic and revenue which reflected continued strong demand for vehicles and parts. Other merchandise categories were mixed, with strength in minerals offset by weakness in metals and paper and forest products.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

                                               RAIL OPERATING INCOME
                                               (Millions of Dollars)
                                       --------------------------------------
                                            Quarters Ended
                                       --------------------------
                                        April 2,      March 27,     Percent
                                          1999           1998       Change
                                       -----------    -----------  ----------
Operating Revenue
  Merchandise                          $      906     $      831        9%
  Coal                                        353            366       (4)%
  Other                                        38             58      (34)%
                                       -----------    -----------  ----------
    Total                                   1,297          1,255        3%

Operating Expense                           1,031            991        4%
                                       -----------    -----------  ----------
Operating Income                       $      266     $      264        1%
                                       ===========    ===========  ==========
Operating Ratio                              79.5%          79.0%
                                       ===========    ===========

Intermodal

        The company's intermodal unit reported first-quarter operating income of $7 million vs. $9 million a year ago. The decline was primarily due to international business lost during last year's service problems in the Western half of the country. CSXI's domestic business (which primarily originates and terminates on CSXT) remained strong. Revenue for the quarter totaled $169 million versus $159 million in the prior-year period, while expenses were 8 percent higher, at $162 million.

Container Shipping Unit Results
-------------------------------

        Ongoing rate pressures and trade imbalances produced another difficult quarter for the container-shipping unit. Rate weakness in the Atlantic and Americas trades was partially offset by improving rates in outbound Asian trades. Trade flows to and from Asia continued to experience significant imbalances. Operating income for the first quarter of 1999 totaled $12 million, versus $15 million in the 1998 quarter.

        First quarter revenue of $973 million was 2 percent higher than the prior year quarter, primarily reflecting the extra week in the 1999 quarter. Operating expenses totaled $961 million for the quarter, helped by lower fuel prices and reduced volumes.

Contract Logistics
------------------

        Operating income at the contract logistics unit was $9 million for the quarter compared to $7 million for the same quarter last year. Revenue of $120 million was 12 percent higher than the prior year quarter, as the unit benefited from the extra week in the 1999 quarter as well as strong growth in managed transportation and warehousing revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION
-------------------

        Cash, cash equivalents and short-term investments totaled $550 million at April 2, 1999, an increase of $17 million since December 25, 1998. The primary sources of cash and cash equivalents were the issuance of short-term and long-term debt. The primary uses of cash were property additions, repayment of long-term debt, and dividend payments. The company reported breakeven cash from operations for the first quarter. Net cash flow from operations is generally weakest in the first quarter of each year and typically reflects lower traffic levels and more difficult operating conditions in the winter months.

        The company's working capital deficit at April 2, 1999 was $676 million, a $60 million net use of working capital during the first quarter of the fiscal year. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

FINANCIAL DATA
--------------
                                                  (Millions of Dollars)
                                               -----------------------------
                                                 April 2,      December 25,
                                                   1999            1998
                                               -------------- ---------------
Cash, Cash Equivalents and
  Short-Term Investments                       $      550      $     533
Commercial Paper Outstanding -
  Short-Term                                   $      437      $     187
Commercial Paper Outstanding -
  Long-Term                                    $    1,000      $   1,000
Working Capital (Deficit)                      $     (676)     $    (616)

Current Ratio                                         0.8            0.8
Debt Ratio                                             52 %           52 %
Ratio of Earnings to Fixed Charges                    1.4 x          1.8 x

OUTLOOK
-------

        Training and implementation efforts are currently on schedule to achieve the planned integration of CSX and Conrail operations on June 1, 1999.
Technology systems are currently being tested, and all labor agreements are expected to be in place prior to integration.

        On its base business, the rail unit continues to experience diminished coal traffic. Export coal volumes remain weak, with no recovery expected in 1999. The domestic utility coal market is also experiencing weakness as a result of the mild winter weather and fuel substitution. Merchandise traffic remains strong, particularly in the automotive category, which continues to benefit from consumer demand and increased production levels at the auto plants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK, Continued
------------------

        CSX's container-shipping unit is being realigned into three distinct businesses with the objectives of lowering costs and enabling the businesses to take full advantage of deregulated global market opportunities. While trade imbalances between Asia and Europe and Asia and the United States are expected to continue to impact shipping operations in key trade lanes, operating results are expected to improve with significant rate increases on eastbound Pacific cargo which will take effect in late May 1999. In the Atlantic trade lane, rates are being adversely affected by competitive pressure in the recently deregulated environment.

CONRAIL ACQUISITION
-------------------

CSX/Norfolk Southern Agreement

        In April 1997, CSX and Norfolk Southern entered into an agreement providing for their joint acquisition of Conrail and the allocation of its routes and other assets. Under the terms of the agreement, CSX and Norfolk Southern acquired all outstanding shares of Conrail not already owned by them for $115 per share in cash during the second quarter of 1997. CSX and Norfolk Southern each possess 50% of the voting and management rights of a jointly owned acquisition company, and non-voting equity is divided between the parties to achieve overall economic allocations of 42% for CSX and 58% for Norfolk Southern. CSX and Norfolk Southern filed an application for control of Conrail with the Surface Transportation Board (STB) in June 1997. On July 23, 1998, following an extensive review, the STB issued a written decision approving the application with limited conditions. The decision permitted CSX and Norfolk Southern to exercise joint control over Conrail on August 22, 1998. At that time, the voting trust holding the Conrail shares was dissolved, and a new Conrail board of directors was elected.

        The total cost of acquiring the outstanding shares of Conrail under the joint CSX/Norfolk Southern agreement was approximately $9.8 billion. Pursuant to the agreement, CSX has paid 42%, or approximately $4.1 billion, and Norfolk Southern has paid 58%, or approximately $5.7 billion, of such cost.

Financing Arrangements

        CSX initially financed its portion of the Conrail acquisition through a combination of fixed rate notes and commercial paper. The fixed rate notes, issued through a $2.5 billion multitranche offering in May 1997, have maturities ranging from 2002 to 2032 and interest rates ranging from 6.95% to 8.30%. Through mid-1998, commercial paper borrowings supported by a bank credit facility were used to finance approximately $1.7 billion of CSX's investment in Conrail. From May through December 1998, the company replaced approximately $1 billion of the commercial paper borrowings with fixed rate debt. Maturities on the new debt range from 2001 to 2028, and interest rates range from 5.85% to 6.80%. The company currently has approximately $800 million of capacity available under a shelf registration and may replace additional commercial paper borrowings with longer term debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION, Continued
------------------------------

Integration Planning

        CSX and Norfolk Southern currently expect to implement integrated operations with Conrail on June 1, 1999. On that date, the parties will begin operating specified portions of the Conrail routes and other assets pursuant to various operating agreements. Certain Conrail assets will be operated for the joint benefit of CSX and Norfolk Southern.

        The company is actively planning for the smooth integration of Conrail operations into its rail system. Plans involve all facets of combining the two systems, including: safety; customer service; train scheduling, switching and routing; equipment utilization and track programs; commuter and passenger rail operations; marketing; technology; labor agreements; and administration. Related capital improvements to certain routes and facilities on the CSX rail system are substantially complete. Preparations leading up to the June 1 implementation date will be concentrated on the completion and testing of technology systems.

Labor Agreements

        CSX has finalized the implementing agreement process with all the organizations that represent Conrail's unionized work force except the Brotherhood of Maintenance of Way Employees (BMWE). An implementing agreement with the BMWE was imposed by an arbitrator, but the organization appealed to the STB. CSX then negotiated a settlement with the BMWE that is subject to a ratification vote by the membership. That vote is expected to be completed by early May.

Financial Effects

        Until the integration of rail operations takes place, Conrail will continue to operate as a Class I railroad, and CSX's operating results will include 42% of Conrail's net income, reported under the equity method of accounting, and its share of the expense arising from the allocation of the joint purchase price to Conrail's underlying assets and liabilities. CSX will continue to incur interest expense on the debt issued to acquire the Conrail investment. Transition expenses are expected to continue into the second quarter of 1999, but will decline rapidly once integration is achieved.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION, Continued
------------------------------

Conrail's Results of Operations

        Conrail reported net income of $76 million for the first quarter of 1999, compared with net income of $85 million for the first quarter of 1998.

        Operating revenues totaled $916 million, a decline of $11 million, or 1 percent, compared with the same period in 1998. Coal and other unit train revenue was down 17% from the 1998 quarter, but was partially offset by higher automotive and intermodal revenues, which reflected increases of 8% and 5%, respectively, over the prior-year quarter.

        Operating expenses totaled $770 million, $3 million higher than the first quarter of 1998. Expenses were unfavorably impacted by adverse weather conditions early in the quarter, but benefited from a 20% decline in fuel expense from the prior year quarter. First quarter 1999 expenses were also affected by accruals for property and cargo damage and personal injuries associated with two derailments and by continued transition spending in preparation for the integration of rail operations with CSX and Norfolk Southern. Transition spending during the first quarter of 1999 consisted primarily of technology integration and employee training costs.

        Conrail's working capital deficit was $84 million at March 31, 1999, compared with $202 million at December 31, 1998. The improvement was principally the result of cash provided by operations, which was $170 million for the first quarter of 1999. The working capital deficit at quarter-end included $188 million of employee-related liabilities, principally severance accruals, which are expected to be funded using assets from an employee benefits trust and Conrail's overfunded pension plan. Conrail is expected to have sufficient cash flow to meet its ongoing obligations both before and after the integration of rail operations with CSX and Norfolk Southern.

OTHER MATTERS
-------------

Realignment of Container-Shipping Business

        In March 1999, the company announced that Sea-Land Service, Inc., its container-shipping unit, will be managed as three separate businesses beginning in mid-1999. Operations will be realigned to comprise an international container-shipping business, an international terminal operations business, and a domestic container-shipping business. Management reporting and performance measures for the separate businesses will be developed and refined during the second half of 1999, and the company expects to revise its segment reporting under FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the first quarter of 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Year 2000 Planning

State of Year 2000 Readiness
----------------------------

        Technology systems and embedded computer chips that are not Year 2000 ready are unable to distinguish between the calendar year 1900 and the calendar year 2000. CSX recognizes that it must work to minimize the risks that its business operations will be adversely affected by transition to the upcoming calendar year 2000. Accordingly, in 1996, CSX and each of its transportation subsidiaries began a comprehensive plan to address the potential exposure. The company's Year 2000 plan includes the following phases:

-    Awareness - General education about the Year 2000 problem.
- Inventory - Cataloging of all systems and business relationships that may be impacted by a Year 2000 date rollover.
- Assessment - Estimating the degree of severity of the Year 2000 problem for cataloged items.
- Remediation - Repair, replacement, or retirement of non-Year 2000 compliant systems.
- Validation - Testing to confirm the compliance of Year 2000 remediated systems.

        CSX's readiness efforts are focused, first and foremost, on the continued safe operation of its rail and other transportation systems. That includes employee safety, the safety of the general public, and the safety of the environments in which the company operates. Maintaining service continuity both to customers and with vendors before, during, and after the millennium change also is a priority.

        CSX has material relationships with third parties whose failure to be Year 2000 ready could have adverse impacts on the company's business, operations or financial condition. Third parties CSX considers to be in this category include significant suppliers, large customers and financial institutions. Accordingly, the company has met with or surveyed those parties to assess their Year 2000 readiness and, where applicable, is conducting interface tests with them upon completion of internal testing of remediated applications. Based on the results of those tests, and the information received, follow-up action or contingency plans will be made by the company as it deems appropriate.

        CSX also is participating in interface tests with other Class I railroads to ensure that electronic data interchanges can be processed in a Year 2000 format. The industry effort has been coordinated by the Association of American Railroads since 1997 and is largely complete, with final work scheduled in the third quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Year 2000 Planning, Continued

State of Year 2000 Readiness, Continued
---------------------------------------

        Overall, substantial completion of key areas of CSX's Year 2000 readiness plan is expected by the end of the third quarter of 1999. The company's readiness efforts are organized in five areas, which have the following status:

                               Estimated
                               Substantial
 Effort                        Completion             Current Phase
--------------------------------------------------------------------------------
Core Information Systems     Third Quarter 1999       Remediation and Validation
Distributed Information
  Technology                 Third Quarter 1999       Assessment and Remediation
Electronic Commerce          Third Quarter 1999       Remediation and Validation
Non-information Technology
  (embedded systems)         Third Quarter 1999       Assessment and Remediation
Trading Partners             Fourth Quarter 1999      Assessment and Validation

Year 2000 Costs
---------------

        The company has incurred total costs of $52 million to date related to Year 2000 readiness, which represents approximately 66% of the estimated expenditures for the entire plan. To provide a consistent, objective method for identifying costs of the Year 2000 plan, the company classifies expenditures as Year 2000 plan costs for reporting purposes only if they remedy only Year 2000 risks and would otherwise be unnecessary in the normal course of business. The cost of the Year 2000 plan is being expensed as incurred and funded by cash generated from operations. Projections of the remaining cost and completion dates for the Year 2000 plan are based on management's current estimates, which are derived utilizing assumptions of future events, including the continued availability of certain resources, and are inherently uncertain. No major projects have been delayed as a result of Year 2000 readiness efforts, and CSX is periodically assessing its Year 2000 progress with the assistance of outside consultants.

        In connection with the integration of Conrail, CSX and Norfolk Southern are jointly addressing the Year 2000 readiness of Conrail's core information technology applications and non-information technology embedded systems. Certain of Conrail's operations systems are being made Year 2000 ready as a contingency in the event that there are unexpected delays in the integration or Conrail continues to operate such systems after the integration is completed. Conrail's estimated cost for its Year 2000 plan is approximately $16 million.

Contingency Plans
-----------------

        Contingency planning is an established and ongoing effort within CSX to address many types of potential operating disruptions which may include Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. The company is not in a position to identify or to avoid all possible Year

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Year 2000 Planning, Continued

Contingency Plans, Continued
----------------------------

2000 scenarios or to estimate their overall business impacts. However, the company is currently assessing possible problems and making plans to mitigate the impacts.

        These plans may include identifying alternate suppliers, vendors, procedures and operational sites; generating equipment lists; conducting staff training; and developing communication plans. CSX defines three primary types of most reasonably likely worst-case scenarios, and anticipates that detailed contingency measures will include the following:

- Systemwide failures -- In the event of complete or nearly complete loss of key assets or services throughout the entire CSX system, CSX will conduct and maintain a safe and orderly shutdown of all operations that depend on those systems.

- Geographically isolated failures -- In the event of complete or nearly complete loss of key assets or services throughout a region, CSX may employ manual fallback plans for non-transportation functions and may maintain a safe and orderly shutdown of affected transportation operations. For Sea-Land, overseas port operations represent a higher Year 2000 risk, since preparedness of providers in some foreign countries is believed to lag that in the United States. Sea-Land may minimize its exposure to high-risk ports, for instance, by temporarily modifying its vessel schedules.

- Movable asset failures -- In the event of a Year 2000 failure of a transportation asset, such as a ship or locomotive that does not have redundant systems for operation, CSX may temporarily remove the asset from service and scale its operations accordingly.

Risks
-----

        CSX believes that its Year 2000 planning efforts are adequate to address all major risks. There can be no assurance, however, that the company's systems or equipment, or those of third parties on which CSX relies, will be Year 2000 ready in a timely manner or that the company's or third parties' contingency plans will mitigate the effects of the transition to the calendar Year 2000. The failure of the systems or equipment of CSX or third parties (which the company believes is the most reasonably likely worst case scenario) could result in the reduction or suspension of the company's operations and could have a material adverse effect on the company's results of operations, liquidity and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Litigation

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision has been made for the award.

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions, for a new trial and for judgment notwithstanding the verdict, as to the April 8 judgment. CSXT believes that these recent judicial decisions will expedite the process of full appellate review of the 1997 trial. A trial for the claims of 20 additional plaintiffs for compensatory damages will begin in May 1999.

        CSXT is pursuing an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

               --------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


        Estimates and forecasts in Management's Discussion and Analysis and in other sections of this Quarterly Report are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements are subject to certain uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) cost savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) costs or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, either nationally or internationally, including the continuing Asian financial decline, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company, (v) legislative or regulatory changes, including possible enactment of initiatives to re-regulate the rail industry, may adversely affect the businesses of the company, (vi) changes may occur in the securities markets, and
(vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000. For additional factors, please refer to the company's annual report on Form 10-K for the fiscal year ended December 25, 1998.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               1. (27.1)     Financial Data Schedule

        (b)     Reports on Form 8-K

               1. None


                                    Signature


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CSX CORPORATION
                                               (Registrant)


                                           By: \s\ JAMES L. ROSS
                                               ------------------
                                               James L. Ross
                                               Vice President and Controller
                                               (Principal Accounting Officer)
Dated:  May 4, 1999