Form 10-Q
period 1999-07-02
CSX CORP
filed 1999-08-06
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended July 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of July 2, 1999: 217,661,923 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                   FOR THE QUARTERLY PERIOD ENDED JULY 2, 1999
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Six Months Ended July 2, 1999 and June 26, 1998     3

2.         Consolidated Statement of Cash Flows-
             Six Months Ended July 2, 1999 and June 26, 1998                  4

3.         Consolidated Statement of Financial Position-
             At July 2, 1999 and December 25, 1998                            5

Notes to Consolidated Financial Statements                                    6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                           17


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                 29

Item 6.  Exhibits and Reports on Form 8-K                                    30

Signature                                                                    30

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                                (Unaudited)
                                                 Quarters Ended             Six Months Ended
                                           ---------------------------  --------------------------
                                             July 2,       June 26,       July 2,      June 26,
                                              1999           1998          1999          1998
                                           ------------   ------------  ------------  ------------
Operating Revenue                           $    2,616    $    2,490     $   5,157    $    4,952

Operating Expense                                2,342         2,154         4,607         4,338
                                            -----------   ------------   -----------  -----------

Operating Income                                   274           336           550           614
Other Income (Expense)                              23             3           (12)          (26)
Interest Expense                                   127           124           260           247
                                            -----------   ------------   -----------  -----------

Earnings before Income Taxes                       170           215           278           341
Income Tax Expense                                  56            64            89            99
                                            -----------   ------------   -----------  -----------

Earnings before Cumulative Effect of
     Accounting Change                             114           151           189           242

Cumulative Effect on Prior Years of
     Accounting Change for Insurance-
     Related Assessments, Net of Tax                 -             -           (49)            -
                                            -----------   ------------   -----------  -----------

Net Earnings                                $      114    $      151     $     140    $      242
                                            ===========   ============   ===========  ===========

Earnings Per Share:
     Before Cumulative Effect of Accounting
       Change                               $      .54    $       .71    $      .90   $      1.14
     Cumulative Effect of Accounting
       Change                                       -               -          (.24)            -
                                            -----------   ------------   -----------  -----------

     Including Cumulative Effect of
       Accounting Change                    $      .54    $       .71    $      .66   $      1.14
                                            ===========   ============   ===========  ===========

Earnings Per Share, Assuming Dilution:
     Before Cumulative Effect of Accounting
       Change                               $      .53    $       .70    $      .89   $      1.12
     Cumulative Effect of Accounting
       Change                                       -               -          (.23)            -
                                            -----------   ------------   -----------  -----------

     Including Cumulative Effect of
       Accounting Change                    $      .53    $       .70    $      .66   $      1.12
                                            ===========   ============   ===========  ===========

Average Common Shares Outstanding
  (Thousands)                                  210,517       211,434       210,321       211,221
                                            ===========   ============   ===========  ===========

Average Common Shares Outstanding,
  Assuming Dilution (Thousands)                213,157       215,490       212,407       215,592
                                            ===========   ============   ===========  ===========

Cash Dividends Paid Per Common Share        $      .30    $       .30    $      .60   $       .60
                                            ===========   ============   ===========  ===========


See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                           (Unaudited)
                                                                         Six Months Ended
                                                                   -----------------------------
                                                                     July 2,         June 26,
                                                                       1999            1998
                                                                   -------------   -------------
OPERATING ACTIVITIES

  Net Earnings                                                      $       140     $       242
  Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Cumulative Effect of Accounting Change                                 49               -
      Depreciation                                                          335             312
      Deferred Income Taxes                                                  45              61
      Equity in Conrail Earnings - Net                                      (22)            (59)
      Other Operating Activities                                            (67)            (33)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                                (255)            (16)
        Other Current Assets                                                  -             (82)
        Accounts Payable                                                   (109)           (110)
        Other Current Liabilities                                            39             (26)
                                                                    ------------    ------------

        Net Cash Provided by Operating Activities                           155             289
                                                                    ------------    ------------

INVESTING ACTIVITIES
  Property Additions                                                       (562)           (655)
  Short-Term Investments - Net                                               71             146
  Other Investing Activities                                                 35            (103)
                                                                    ------------    ------------

        Net Cash Used by Investing Activities                              (456)           (612)
                                                                    ------------    ------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                                     383             133
  Long-Term Debt Issued                                                     195             306
  Long-Term Debt Repaid                                                     (60)           (107)
  Cash Dividends Paid                                                      (130)           (132)
  Other Financing Activities                                                  -             (38)
                                                                    ------------    ------------

        Net Cash Provided by Financing Activities                           388             162
                                                                    ------------    ------------

  Net Increase (Decrease) in Cash and Cash Equivalents                       87            (161)

CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                          105             251
                                                                    ------------    ------------

  Cash and Cash Equivalents at End of Period                                192              90
  Short-Term Investments at End of Period                                   357             293
                                                                    ------------    ------------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                                    $       549     $       383
                                                                    ============    ============

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                              July 2,      December 25,
                                                               1999            1998
                                                          ------------    -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments      $      549     $      533
    Accounts Receivable                                         1,172            898
    Materials and Supplies                                        245            225
    Deferred Income Taxes                                         125            128
    Other Current Assets                                          197            200
                                                           -----------    -----------

        Total Current Assets                                    2,288          1,984

  Properties                                                   19,142         18,678
  Accumulated Depreciation                                     (6,317)        (6,033)
                                                           -----------    -----------

       Properties-Net                                          12,825         12,645

  Investment in Conrail                                         4,820          4,798
  Affiliates and Other Companies                                  468            448
  Other Long-Term Assets                                          526            552
                                                           -----------    -----------

        Total Assets                                       $   20,927     $   20,427
                                                           ===========    ===========

LIABILITIES
  Current Liabilities
    Accounts Payable                                       $    1,116     $    1,216
    Labor and Fringe Benefits Payable                             481            462
    Casualty, Environmental and Other Reserves                    278            283
    Current Maturities of Long-Term Debt                          112            100
    Short-Term Debt                                               570            187
    Other Current Liabilities                                     477            352
                                                           -----------    -----------

        Total Current Liabilities                               3,034          2,600

  Casualty, Environmental and Other Reserves                      702            645
  Long-Term Debt                                                6,555          6,432
  Deferred Income Taxes                                         3,180          3,173
  Other Long-Term Liabilities                                   1,544          1,697
                                                           -----------    -----------

        Total Liabilities                                      15,015         14,547
                                                           -----------    -----------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                      218            217
  Other Capital                                                 1,512          1,489
  Retained Earnings                                             4,303          4,294
  Accumulated Other Comprehensive Loss                           (121)          (120)
                                                           -----------    -----------

        Total Shareholders' Equity                              5,912          5,880
                                                           -----------    -----------

        Total Liabilities and Shareholders' Equity         $   20,927     $   20,427
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "company") at July 2, 1999 and December 25, 1998, and the results of its operations and its cash flows for the quarters and six months ended July 2, 1999 and June 26, 1998, such adjustments being of a normal recurring nature.

        Certain prior-year data have been reclassified to conform to the 1999 presentation. Included in these reclassifications is the restatement of 1998 earnings and cash flow information to present the company's investment in its barge subsidiary under the equity method of accounting. In June 1998, CSX conveyed the subsidiary to a joint venture in which it holds a 32 percent ownership interest.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        The company's fiscal year is composed of 52 or 53 weeks ending on the last Friday in December. Fiscal year 1999 consists of 53 weeks ending on December 31, 1999. Fiscal year 1998 consisted of 52 weeks ended December 25, 1998. The financial statements presented are for the 13-week quarters ended July 2, 1999 and June 26, 1998, the 27-week period ended July 2, 1999, the 26-week period ended June 26, 1998, and as of December 25, 1998.

        Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

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

NOTE 3.  EARNINGS PER SHARE

        Earnings per share are based on the weighted average of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters and six months ended July 2, 1999 and June 26, 1998. Earnings per share, assuming dilution, are based on the

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3.  EARNINGS PER SHARE, Continued

weighted average of common shares outstanding adjusted for the effect of potentially dilutive securities, principally employee stock plans. For the fiscal quarters ended July 2, 1999 and June 26, 1998, potentially dilutive common shares totaled 2.6 million and 4.1 million, respectively. For the six month periods ended July 2, 1999 and June 26, 1998, potentially dilutive shares totaled 2.1 million and 4.4 million respectively.

        Certain potentially dilutive securities outstanding at July 2, 1999 and June 26, 1998 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 7.0 million at a weighted-average exercise price of $50.79 per share at July 2, 1999 and 3.5 million with a weighted-average exercise price of $54.97 per share at June 26, 1998.

NOTE 4.  ACCOUNTING PRONOUNCEMENTS

        The FASB has issued Statement No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of Effective Date of FASB Statement No. 133" which postpones the effective date of FASB Statement No. 133 until fiscal quarters of all fiscal years beginning after June 15, 2000. Statement No. 133 requires companies to record derivatives on the statement of financial position, measured at fair value. The statement also sets forth new accounting rules for gains or losses resulting from changes in the values of derivatives. While CSX does not currently use derivative financial instruments, and its historical use of such instruments has not been material, the company plans to adopt this statement in the first quarter of 2001 to the extent it may apply at that time. The company would not expect the adoption of Statement No. 133 to have a material impact on its financial statements.

NOTE 5.  JOINT ACQUISITION AND INTEGRATION OF CONRAIL

Background
----------

        On June 1, 1999, CSX and Norfolk Southern Corporation (Norfolk Southern) formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail system. This step implements the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating and equipment agreements which took effect on June 1. Under these agreements, which have terms of 25 years plus extension options, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads. CSX and Norfolk Southern, through a jointly-owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  JOINT ACQUISITION AND INTEGRATION OF CONRAIL , Continued

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

             Current assets                                         $    911
             Property and equipment, net                              17,505
             Other assets                                              1,217
             Current liabilities                                      (1,279)
             Long-term debt                                           (1,879)
             Deferred income taxes                                    (5,585)
             Other liabilities                                          (690)
                                                                    ----------
             Total                                                  $ 10,200
                                                                    ==========

        The jointly owned entity's purchase price allocation included a provision of $280 million for the cost to Conrail of separating non-union employees whose positions were eliminated as a result of the acquisition. CSX has separately recorded liabilities totaling approximately $400 million to provide for other acquisition-related obligations it is required to fund, including separation costs for Conrail union employees, relocation costs for Conrail union and non-union employees, and costs associated with the closure of certain Conrail facilities. CSX increased its investment in Conrail on the statement of financial position as a result of recording these separate obligations.

        Under STB restrictions, CSX and Norfolk Southern did not have complete access to Conrail's properties and records and also were prevented from negotiating labor implementing agreements prior to the August 1998 control date. As a result, the amounts recorded by the jointly owned entity and by CSX for separation costs and other acquisition-related obligations are preliminary and subject to refinement as CSX and Norfolk Southern complete their integration of the Conrail network. Any such adjustments are expected to be completed in the third quarter of 1999 and are not expected to have a material effect on CSX's operating results or financial position.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  JOINT ACQUISITION AND INTEGRATION OF CONRAIL, Continued

Conrail Financial Information
-----------------------------

        Summary financial information for Conrail for its fiscal periods ended June 30, 1999 and 1998, and at December 31, 1998, is as follows:


                                                 Quarters Ended           Six Months Ended
                                                    June 30,                  June 30,
                                               --------------------     ----------------------
                                                1999        1998          1999         1998
                                               --------    --------     ---------    ---------
Income Statement Information:
     Revenues                                      $737      $983        $1,653       $1,910
     Income (Loss) From Operations                  (61)      206            85          366
     Net Income (Loss)                              (63)      115            13          200


                                                                As Of
                                                    ------------------------------

                                                     June 30,       December 31,
                                                       1999             1998
                                                    ------------    --------------
Balance Sheet Information:
   Current Assets                                   $     893       $     1,005
   Property and Equipment and Other Assets              7,788             8,039
   Total Assets                                         8,681             9,044
   Current Liabilities                                  1,048             1,207
   Long-Term Debt                                       1,337             1,609
   Total Liabilities                                    4,820             5,244
   Stockholders' Equity                                 3,861             3,800

        Conrail's operating results for the quarter ended June 30, 1999 were significantly impacted by the changes in its business resulting from the integration with CSX and Norfolk Southern. Effective June 1, 1999, Conrail's major sources of revenue are derived from CSX and Norfolk Southern and consist principally of operating fees, equipment rent, and shared area usage fees. The nature of Conrail's operating expenses has also changed to reflect the new operations. In addition, Conrail's operating results included certain non-recurring expenses during the quarter and six months ended June 30, 1999. These expenses include amounts related to the integration, such as employee training and costs to discontinue certain activities, as well as an adjustment to reflect an increase in a state property tax rate and an increase in casualty reserves based on a recently-completed actuarial valuation. The increase in Conrail's casualty reserves was considered by the joint acquisition entity in its fair value allocation of Conrail's assets and liabilities and, accordingly, was excluded in determining the equity in Conrail's net income recorded by CSX.

CSX's Accounting for Conrail
----------------------------

        Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSX and Norfolk Southern. As a result, beginning June 1, 1999, CSX's rail and intermodal segment operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, rail operating expenses also include a new expense category, "Conrail Operating Fee, Rent and Services",

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  JOINT ACQUISITION AND INTEGRATION OF CONRAIL, Continued

CSX's Accounting for Conrail, Continued
---------------------------------------

which reflects payments to Conrail for the use of right-of-way and equipment; as well as charges for transportation, switching, and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSX and Norfolk Southern. The new expense category also includes purchase price amortization and CSX's proportionate share of Conrail's net income, which continues to be recognized under the equity method of accounting.

        Prior to the June 1, 1999 integration, CSX recorded its share of Conrail's net income, less purchase price amortization, and acquisition and transition expenses, in other income (expense) in the consolidated statement of earnings.

NOTE 6.  SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

        On July 21, 1999, CSX entered into an agreement to sell certain assets comprising the international liner business of Sea-Land Service, Inc. (Sea-Land), its wholly-owned container-shipping subsidiary, to A. P. Moller-Maersk Line (Maersk) for $800 million in cash. The transaction is contingent upon receiving regulatory approvals. The sales price is subject to adjustment based on the final amounts of certain assets and related obligations conveyed at closing. The parties currently expect to close the transaction in the fourth quarter of 1999.

        The international liner business operates approximately 70 container vessels and 200,000 containers in worldwide trades and comprises a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk will acquire certain terminal facilities and various other assets and related liabilities of the international liner business, including the assumption of certain lease obligations.

        Based on preliminary calculations, the book value of the net assets to be conveyed exceeds the sales price. As a result, CSX expects to classify these assets as held for sale and record an impairment loss in the third quarter of 1999 to adjust the book value of the related property, equipment and other long-lived assets to fair value. The impairment loss will be determined and accounted for under the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." While the final impairment loss will not be determined until late in the third quarter, management currently expects the loss to exceed $300 million before income taxes. With the recognition of the impairment charge in the third quarter, no significant gain or loss is expected upon the subsequent closing of the transaction.

NOTE 7.  ACCOUNTS RECEIVABLE

        The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At July 2, 1999, the agreements

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  ACCOUNTS RECEIVABLE, Continued

provide for the sale of up to $350 million in receivables through the securitization program and $50 million through the conduit programs.

        At July 2, 1999 and December 25, 1998, the company had sold $347 million of accounts receivable; $300 million through the securitization program and $47 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees.

        The company's retained interests in the receivables were $705 million at July 2, 1999 and $482 million at December 25, 1998 and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $8 million for the quarters ended July 2, 1999 and June 26, 1998, and $15 million for the six month periods ended July 2, 1999 and June 26, 1998.

        The company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees the company receives for servicing the receivables approximate the related costs.

NOTE 8.  OPERATING EXPENSE


                                              Quarters Ended              Six Months Ended
                                         --------------------------   --------------------------
                                          July 2,        June 26,      July 2,       June 26,
                                            1999           1998          1999          1998
                                         -----------    -----------   -----------   ------------
 Labor and Fringe Benefits                $       853   $       758    $   1,680    $     1,572
 Materials, Supplies and Other                    645           625        1,266          1,216
 Conrail Operating Fee, Rent and Services          46             -           46              -
 Building and Equipment Rent                      279           275          586            541
 Inland Transportation                            259           244          516            492
 Depreciation                                     159           152          326            305
 Fuel                                             101           100          187            212
                                          -----------   -----------    ----------   ------------

     Total                                $     2,342   $     2,154     $  4,607    $     4,338
                                          ===========   ===========    ==========   ============

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  OTHER INCOME (EXPENSE)


                                                  Quarters Ended         Six Months Ended
                                               ----------------------  ----------------------
                                                July 2,    June 26,     July 2,    June 26,
                                                  1999       1998        1999        1998
                                               ----------- ----------  ----------  ----------
Interest Income                                 $    10     $    13    $    24      $    27
Income from Real Estate and Resort
   Operations(1)                                     17          16         10           11
Net Investment Gain                                  27           -         27            -
Net Losses from Accounts Receivable Sold             (7)         (8)       (15)         (15)
Minority Interest                                   (10)         (6)       (19)         (14)
Income (Loss) from Investment in Conrail - Net      (14)         (5)       (42)         (11)
Equity Earnings of Other Affiliates                   7           9         14           10
Foreign Currency Gain (Loss)                          -          (2)         5           (5)
Miscellaneous                                        (7)        (14)       (16)         (29)
                                                ----------  ---------  ----------   ---------

    Total                                       $    23     $     3     $  (12)     $   (26)
                                                ==========  =========  ==========   =========


 (1) Gross revenue from real estate and resort operations was $52 million and $71 million for the quarter and six months ended July 2, 1999, respectively, and $55 million and $76 million for the quarter and six months ended June 26, 1999, respectively.

NOTE 10.  COMMITMENTS AND CONTINGENCIES

New Orleans Tank Car Fire
-------------------------

        In September 1997, a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSX Transportation, Inc. (CSXT), the wholly-owned rail subsidiary of CSX. The award was made in a class action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 fire. The fire was caused by a leaking chemical tank car parked on CSXT tracks and resulted in the 36-hour evacuation of a New Orleans neighborhood. In the same case, the court awarded a group of 20 plaintiffs compensatory damages of approximately $2 million against the defendants, including CSXT, to which the jury assigned 15 percent of the responsibility for the incident. CSXT's liability under that compensatory damages award is not material, and adequate provision has been made for the award.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES, Continued

New Orleans Tank Car Fire, Continued
------------------------------------

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts of approximately $330,000 in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award was unwarranted.

        CSXT continues to pursue an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

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

Environmental
-------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 108 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

Environmental , Continued
-------------------------

can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities, for estimated future environmental costs at July 2, 1999, and December 25, 1998, were $69 million and $75 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the July 2, 1999 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 11.  BUSINESS SEGMENTS

        The company operates in four business segments: Rail, Intermodal, Container Shipping and Contract Logistics. The Rail segment provides rail freight transportation over a network of approximately 22,700 route miles in 23 states in the East, Midwest and South; the District of Columbia and two Canadian provinces. The Intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The Container Shipping segment provides global transportation services via a fleet of 91 container ships and more than 220,000 containers. The Contract Logistics segment provides customized logistics solutions, including inventory management, distribution, warehousing, assembly and just-in-time delivery. The company's segments are strategic business units that

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  BUSINESS SEGMENTS, Continued

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

Quarter ended July 2, 1999:
--------------------------

                                    Surface Transportation
                                -------------------------------  Container  Contract
                                 Rail    Intermodal    Total     Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $1,334     $199       $1,533      $977      $106    $2,616
customers
Intersegment revenues                  -        8            8         -        11        19
Segment operating income             208       16          224        56         9       289


Quarter ended June 26, 1998:
---------------------------

                                    Surface Transportation
                                ------------------------------- Container  Contract
                                 Rail    Intermodal    Total    Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $1,253     $150       $1,403      $993       $94    $2,490
customers
Intersegment revenues                  -        8            8         -         6        14
Segment operating income             289        6          295        52         7       354

Six Months ended July 2, 1999:
-----------------------------

                                    Surface Transportation
                                ------------------------------- Container  Contract
                                 Rail    Intermodal    Total    Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $2,631     $362       $2,993    $1,950      $214    $5,157
customers
Intersegment revenues                  -       14           14         -        23        37
Segment operating income             474       23          497        68        18       583

Six Months ended June 26, 1998:
------------------------------

                                    Surface Transportation
                                ------------------------------- Container  Contract
                                 Rail    Intermodal    Total    Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $2,508     $300       $2,808    $1,948      $196    $4,952
customers
Intersegment revenues                  -       17           17         -        11        28
Segment operating income             553       15          568        67        14       649

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  BUSINESS SEGMENTS, Continued

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:


                                                    Quarters Ended           Six Months Ended
                                                ------------------------   ---------------------
                                                July 2,      June 26,      July 2,    June 26,
                                                   1999         1998         1999       1998
                                                -----------  -----------   ---------  ----------
Revenues:
--------
Total external revenues for business segments    $  2,616    $  2,490      $  5,157   $  4,952
Intersegment revenues for business segments            19          14            37         28
Elimination of intersegment revenues                  (19)        (14)          (37)       (28)
                                                ----------   ---------     ---------  ---------


     Total consolidated revenues                 $  2,616    $  2,490      $  5,157   $  4,952
                                                ===========  ===========   =========  =========

Operating Income:
----------------
Total operating income for business segments     $    289    $    354      $    583   $    649
Reclassification of intercompany interest income      (16)        (15)          (31)       (31)

Unallocated corporate expenses                          1          (3)           (2)        (4)
                                                ----------    ---------    ---------  ---------


     Total consolidated operating income         $    274    $    336      $    550   $    614
                                                ===========  ===========   =========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

        CSX follows a 52/53-week fiscal calendar. Fiscal year 1999 consists of 53 weeks. The quarters ended July 2, 1999 and June 26, 1998 consisted of 13 weeks. The six-month period ended July 2, 1999 consisted of 27 weeks, while the six-month period ended June 26, 1998 consisted of 26 weeks.

Second Quarter 1999 Compared with 1998
--------------------------------------

        The company reported net earnings for the quarter ended July 2, 1999 of $114 million, 53 cents per share on a diluted basis. In the prior-year period, the company earned $151 million, 70 cents per share on a diluted basis.

        Operating income for the second quarter of 1999 totaled $274 million, compared with $336 million in the second quarter of 1998. Operating revenue of $2.6 billion was 5 percent higher than the prior-year quarter, while operating expense of $2.3 billion was 9 percent higher.

        Operating results for the second quarter and six months ended July 2, 1999 include a net investment gain of $27 million, $17 million after tax, 8 cents per share, on the sale of the Grand Teton Lodge Company, a wholly-owned resort subsidiary located in Jackson Hole, Wyoming. CSX received net cash proceeds of $49 million from the transaction.

        Earnings per share for the second quarter of 1998 have been restated to reflect clarification of the treatment of certain stock-based compensation plan shares under Statement No. 128. Earnings per share were revised to 71 cents from 69 cents for second quarter 1998. On a diluted basis, second quarter 1998 earnings per share were revised to 70 cents from 68 cents.

Surface Transportation Results
------------------------------

Rail

        The company's rail unit produced $208 million of operating income in the second quarter of 1999 versus $289 million in 1998. Operating revenue was 6 percent higher, at $1.3 billion. Operating expense rose 17 percent to $1.1 billion. The second quarter of 1999 includes one month of integrated Conrail operations, distorting comparisons to 1998.

        Coal volume declined 7 percent, to 37.4 million tons, reflecting reduced demand from overseas markets and from electric utilities. As a result, coal revenue fell 10 percent from the 1998 period. Total merchandise traffic was 8 percent higher than the prior year quarter, with related revenue up 14 percent in the aggregate. The largest revenue increase was in autos and parts (up 24 percent) due to the new Conrail traffic, strong vehicle sales in 1999, and the strike at major General Motors plants that adversely affected 1998 revenue. Metals revenue increased 16 percent due to the former Conrail traffic and strength in the iron ore market. Chemicals revenue was up 14 percent, also benefiting from the integration of former Conrail business, as well as growth in the plastics industry. Rail operating expense rose 17 percent, primarily due to expenses related to the integration of Conrail operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

                                            RAIL OPERATING INCOME
                                            (Millions of Dollars)
                      ----------------------------------------------------------------------
                          Quarters Ended                     Six Months Ended
                      ------------------------            -----------------------
                       July 2,      June 26,   Percent     July 2,     June 26,    Percent
                        1999          1998      Change      1999         1998       Change
                      ----------   ----------- ---------  ----------   ----------  ---------
Operating Revenue
  Merchandise         $     958    $     842      14%     $  1,864     $   1,673      11%
  Coal                      337          373     (10)          690           739      (7)
  Other                      39           38       3            77            96     (20)
                      ----------   -----------            ----------   ----------

    Total                 1,334        1,253       6         2,631         2,508       5

Operating Expense         1,126          964      17         2,157         1,955      10
                      ----------   -----------            ----------   ----------

Operating Income      $     208    $     289     (28)%    $    474     $     553     (14)%
                      ==========   ===========            ==========   ==========

Operating Ratio            84.4%         76.9%                 82.0%        78.0%
                      ==========   ===========            ==========   ==========

Intermodal

        The company's intermodal unit reported second-quarter operating income of $16 million versus $6 million a year ago. The increase was primarily due to the integration of Conrail. Strengthening international business and improved rail service in the Western half of the country also benefited the 1999 quarter. Revenue for the quarter totaled $207 million versus $158 million in the prior-year period. Operating expense totaled $191 million, compared to $152 million in the prior year quarter. The significant revenue and expense increases are almost entirely attributable to the Conrail integration.

Container Shipping Unit Results
-------------------------------

        Rate weakness and lower traffic volume in the Atlantic and Americas trade lanes adversely affected container-shipping results for the quarter.
However, significant rate increases and improved volume in the Pacific, particularly the Asia-to-U.S. trade, helped offset weaknesses in the other trade lanes. Operating income for the second quarter of 1999 totaled $56 million, versus $52 million in the 1998 quarter.

        Second quarter revenue of $977 million was 2 percent lower than the prior year quarter. Operating expenses totaled $921 million for the quarter, helped by cost reduction efforts.

Contract Logistics
------------------

        Operating income at the contract logistics unit was $9 million for the quarter compared to $7 million for the same quarter last year. Revenue of $117 million was 17 percent higher than the prior year quarter, as the unit benefited from strong growth in managed transportation and warehousing revenue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

First Six Months 1999 Compared with 1998
----------------------------------------

        For the first six months of the year, earnings for the company totaled $189 million, 89 cents per share on a diluted basis, compared to $242 million, $1.12 per share on a diluted basis for the prior year period. The 1999 results exclude the cumulative effect of an accounting change recorded in the first quarter. As previously mentioned, the 1999 period covers 27 weeks of results, versus 26 weeks for the 1998 period. The additional week in 1999 was included in the first quarter.

        The year-over-year increases in operating revenue and expense are due largely to the integration of Conrail rail and intermodal operations for one month in 1999, as well as the extra week in the 1999 period. Costs related to preparation and start-up of the Conrail integration adversely affected the 1999 earnings.

FINANCIAL CONDITION
-------------------

        Cash, cash equivalents and short-term investments totaled $549 million at July 2, 1999, a slight increase since December 25, 1998. The primary sources of cash and cash equivalents were normal transportation operations, the issuance of short-term debt and long-term equipment financings. The primary uses of cash were property additions, repayment of long-term debt, and dividend payments.

        The company's working capital deficit at July 2, 1999 was $746 million, reflecting a $70 million net use of working capital during the second quarter and a $130 million net use for the first six months of the year. The higher working capital deficit was principally due to an increase in short-term debt during the first half of 1999, reflecting lower cash flow from operations and the timing of expenditures for property additions. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

        In June 1999, the company issued $250 million of medium-term notes with a one year maturity. The notes were issued under a shelf registration established in 1998 and are classified as short-term debt in the consolidated statement of financial position. Subsequent to quarter end, an additional $150 million in medium term notes were issued, also with a one year maturity. Following this latest issuance, the company has $400 million of capacity remaining under the shelf registration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL DATA
--------------

                                                  (Millions of Dollars)
                                               -----------------------------
                                                  July 2,      December 25,
                                                   1999            1998
                                               -------------- ---------------
Cash, Cash Equivalents and
  Short-Term Investments                       $      549      $     533
Commercial Paper and Equivalents -
  Short-Term                                   $      570      $     187
Commercial Paper -
  Long-Term                                    $    1,000      $   1,000
Working Capital (Deficit)                      $     (746)     $    (616)

Current Ratio                                          .8             .8
Debt Ratio                                             52 %           52 %
Ratio of Earnings to Fixed Charges                    1.6 x          1.8 x

OUTLOOK
-------

        As CSX enters the third quarter of 1999, the company continues to focus on the integration of the Conrail rail and intermodal operations. Stabilizing operations and avoiding congestion are primary goals, as the rail and intermodal units plan for the fall traffic peak and work to ensure customer satisfaction.

        The rail unit will continue to experience diminished coal traffic. Export coal volumes remain weak, with no recovery anticipated in 1999. The domestic utility coal market is expected to improve as warm summer weather causes coal stockpiles to be depleted. Merchandise traffic should remain strong, particularly in the automotive category, which continues to benefit from consumer demand and increased production levels at the auto plants. Intermodal volumes should continue to benefit from the recent strengthening in international traffic. As a result of the Conrail integration, rail and intermodal revenue and expense will be significantly higher for the second half of the year compared to the same period in 1998.

        CSX anticipates closing the sale of the container-shipping unit's international liner business to A.P. Moller-Maersk Line by year-end. Container-shipping operating results will continue to include the international business until the transaction is finalized. Operating results are expected to improve throughout the balance of the year. Rate increases in the Pacific, particularly the Asia-to-U.S. trade, along with productivity improvements, should more than offset rate and volume weakness in the Atlantic and Americas trade lanes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION AND INTEGRATION
-----------------------------------

Background and Integration

        On June 1, 1999, CSX and Norfolk Southern Corporation (Norfolk Southern) formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail system. This step implements the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

        Under this operating plan, CSX Transportation, Inc. (CSXT), CSX's rail subsidiary, has added approximately 4,400 route miles of track in the
Northeastern and Midwestern United States and in Canada to its existing lines concentrated in the Middle Atlantic and Southeastern United States. To service the new operations, approximately 6,200 former Conrail employees have joined CSXT. CSXT now operates a network of more than 22,700 route miles in 23 states, the District of Columbia, and two Canadian provinces and employs approximately 34,500 employees across the combined system.

        The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements which took effect on June 1. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads. CSX and Norfolk Southern, through a jointly-owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each.

Financial Effects

        Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSX and Norfolk Southern. As a result, beginning June 1, 1999, CSX's rail and intermodal operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, rail operating expenses also include a new expense category, "Conrail Operating Fee, Rent and Services", which reflects payments to Conrail for the use of right-of-way and equipment; as well as charges for transportation, switching, and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSX and Norfolk Southern. The new expense category also includes purchase price amortization and CSX's proportionate share of Conrail's net income, which continues to be recognized under the equity method of accounting.

        Prior to the June 1, 1999 integration, CSX recorded its share of Conrail's net income, less purchase price amortization, and acquisition and transition expenses in other income (expense) in the consolidated statement of earnings.

        Shortly after beginning integrated operations with Conrail, CSX experienced some technology problems and other start-up difficulties that resulted in congestion and delays on parts of the new CSX network. Conrail's operations in the shared geographic areas servicing both CSX and Norfolk Southern traffic experienced similar congestion and delays. CSX incurred approximately $40 million of additional costs

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION AND INTEGRATION, Continued
----------------------------------------------

Financial Effects, Continued

during the month of June to address and resolve those problems. In addition, some customers elected to ship some time-sensitive freight via other modes of transportation. Service levels remained below expectation through most of June; however, steady improvement was made throughout the month of July. CSX expects the entire network to reflect normal operating conditions and service levels before the peak traffic demand in the fall.

        With the completion of integration, CSX expects to begin realizing revenue benefits from freight traffic that currently moves on other modes of transportation, principally trucks. CSX also expects to begin realizing cost savings from the elimination of duplicate positions and facilities, as well as other efficiencies created by combining its allocated portion of the Conrail system with its existing rail operations. CSX and Norfolk Southern compete for traffic located in markets formerly served solely by Conrail. As a result of this process of entering new markets, there have been changes in the historic rate and traffic patterns, including some rate reductions and traffic volume shifts. The process is being driven by market conditions, and the company presently cannot fully assess the impact of these transition effects on either the timing or realization of the projected benefits of the Conrail transaction.

Conrail's Results of Operations

        Conrail's operating results for the quarter and six months ended June 30, 1999 were significantly impacted by the changes in its business resulting from the integration with CSX and Norfolk Southern. Effective June 1, 1999, Conrail's major sources of revenue derive from CSX and Norfolk Southern and consist principally of operating fees, equipment rent, and shared area usage fees. The nature of Conrail's operating expenses has also changed to reflect the new operations.

        Conrail reported a net loss of $63 million for the second quarter of 1999, compared with net income of $115 million for the prior year quarter. For the related six-month periods, Conrail reported net income of $13 million in 1999 and $200 million in 1998.

        For the first five months of 1999, Conrail's operating results from freight linehaul operations in the aggregate reflected modest unfavorable variances when compared with the same period in 1998. Coal and other unit train revenue was down 16% from the comparable 1998 period, while automotive and intermodal revenues were 7% and 4% higher, respectively, and offset most of the revenue shortfall. Operating expenses for this five-month period were unfavorably impacted by adverse weather conditions during the winter, but benefited from significantly lower fuel prices during the early part of the year. The 1999 expenses were also affected by accruals for property and cargo damage and personal injuries associated with two derailments, continued transition spending in preparation for the CSX/Norfolk Southern integration, an adjustment to reflect an increase in a state property tax rate, and an increase in casualty reserves based on a recently-completed actuarial valuation.

        Conrail expects its operating results for the remainder of 1999 will reflect a net loss, principally as a result of expenses related to the integration and the phase-out of numerous functions that will not be required after a brief transition and wind-down period. The net loss is not expected to be significant, nor is it expected to affect Conrail's ability to operate its ongoing business activities for the benefit of CSX and Norfolk Southern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

CONRAIL ACQUISITION AND INTEGRATION, Continued
----------------------------------------------

Conrail's Results of Operations, Continued

        Conrail's working capital deficit was $155 million at June 30, 1999, compared with $202 million at December 31, 1998. In addition to cash flow from operations, the improvement in working capital resulted in part from the reclassification of certain employee obligations. The improvements in working capital were partially offset by the reclassification of approximately $250 million of long-term debt to current liabilities, reflecting the maturity of the debt in June 2000. Certain components of working capital, such as accounts receivable, accounts payable, and accrued wages and employee benefits were significantly affected by the integration as outstanding balances were collected or paid. Conrail is expected to have sufficient cash flow to meet its ongoing post-integration obligations.

SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS
-----------------------------------------------

        On July 21, 1999, CSX entered into an agreement to sell certain assets comprising the international liner business of Sea-Land Service, Inc. (Sea-Land), its wholly-owned container-shipping subsidiary, to A. P. Moller-Maersk Line (Maersk) for $800 million in cash. The transaction is contingent upon receiving regulatory approvals. The sales price is subject to adjustment based on the final amounts of certain assets and related obligations conveyed at closing. The parties currently expect to close the transaction in the fourth quarter of 1999.

        The international liner business operates approximately 70 container vessels and 200,000 containers in worldwide trades and comprises a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk will acquire certain terminal facilities and various other assets and related liabilities of the international liner business, including the assumption of certain lease obligations.

        Based on preliminary calculations, the book value of the net assets to be conveyed exceeds the sales price. As a result, CSX expects to classify these assets as held for sale and record an impairment loss in the third quarter of 1999 to adjust the book value of the related property, equipment and other long-lived assets to fair value. The impairment loss will be determined and accounted for under the provisions of FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." While the final impairment loss will not be determined until late in the third quarter, management currently expects the loss to exceed $300 million before income taxes. With the recognition of the impairment charge in the third quarter, no significant gain or loss is expected upon the subsequent closing of the transaction.

        In March 1999, CSX announced that Sea-Land's operations would be re-aligned to comprise separate businesses for international container-shipping, international terminal operations, and domestic container-shipping. After the sale of the international liner assets to Maersk, Sea-Land will continue to operate the terminal and domestic shipping businesses and will manage them separately. Management reporting and performance measures for these businesses will be developed and refined during the second half of 1999, and the company expects to revise its segment reporting under FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the first quarter of 2000.

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

                                          Estimated Substantial
Effort                                    Completion                Current Phase
---------------------------------------------------------------------------------------------
Core Information Systems                  Third Quarter 1999       Remediation and Validation
Distributed Information Technology        Third Quarter 1999       Remediation and Validation
Electronic Commerce                       Third Quarter 1999       Remediation and Validation
Non-information Technology
  (embedded systems)                      Third Quarter 1999       Remediation and Validation
Trading Partners                          Fourth Quarter 1999      Validation



        While CSX estimates that its readiness plan for distributed information technology will be substantially complete by the end of the third quarter, the company does expect that some distributed systems at Sea-Land will not be fully Year 2000 ready until early in the fourth quarter, due in part to the global geographic dispersion of the systems. The anticipated completion schedule for these systems is not expected to adversely affect their ultimate readiness or Sea-Land's current contingency planning efforts.

        During the second quarter of 1999 the integration of Conrail operations was formally implemented and Conrail's Year 2000 effort was incorporated into the Year 2000 efforts of CSX and Norfolk Southern.

Year 2000 Costs
---------------

        The company has incurred total costs of $60 million to date related to Year 2000 readiness, which represents approximately 76% of the estimated expenditures for the entire plan. To provide a consistent, objective method for identifying costs of the Year 2000 plan, the company classifies expenditures as Year 2000 plan costs for reporting purposes only if they remedy only Year 2000 risks and would otherwise be unnecessary in the normal course of business. The cost of the Year 2000 plan is being expensed as incurred and funded by cash generated from operations. Projections of the remaining cost and completion dates for the Year 2000 plan are based on management's current estimates, which are derived utilizing assumptions of future events, including the continued availability of certain resources, and are inherently uncertain. No major projects have been delayed as a result of Year 2000 readiness efforts, and CSX is periodically assessing its Year 2000 progress with the assistance of outside consultants.

Contingency Plans
-----------------

        Contingency planning is an established and ongoing effort within CSX to address many types of potential operating disruptions which may include Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. The company is not in a position to identify or to avoid all possible Year 2000 scenarios or to estimate their overall business impacts. However, the company is currently assessing possible problems and making plans to mitigate the impacts.
                                     - 25 -

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

Litigation , Continued

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

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts of approximately $330,000 in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award was unwarranted.

        CSXT continues to pursue an aggressive legal strategy. Management believes that any adverse outcome will not be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

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

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) cost savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) revenues  following the  integration of Conrail may be lower than expected,
(iii) costs or difficulties related to the integration of Conrail may be greater than expected, (iv) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company, (v) legislative or regulatory changes, including possible enactment of initiatives to re-regulate the rail industry, may adversely affect the businesses of the company, (vi) changes may occur in the securities markets, and (vii) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000.

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders


(a)     Annual meeting held April 27, 1999.

(b)     Not applicable.

(c) There were 217,319,374 shares of CSX common stock outstanding as of February 26, 1999, the record date for the 1999 annual meeting of shareholders. A total of 183,047,348 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:


                                                       Votes         Broker
               Nominee                Votes For        Withheld      Non-Votes
               -------                ----------       --------      ---------
               Elizabeth E. Bailey    180,623,727     2,423,621       --
               H. Furlong Baldwin     180,562,198     2,485,150       --
               Claude S. Brinegar     176,993,435     6,053,913       --
               Robert L. Burrus, Jr.  180,593,878     2,453,470       --
               Bruce C. Gottwald      180,565,031     2,482,317       --
               John R. Hall           177,104,817     5,942,531       --
               E. Bradley Jones       176,417,630     6,629,718       --
               Robert D. Kunisch      180,627,916     2,419,432       --
               James W. McGlothlin    175,450,263     7,597,085       --
               Southwood J. Morcott   180,664,310     2,383,038       --
               Charles E. Rice        180,494,464     2,552,884       --
               William C. Richardson  180,641,606     2,405,742       --
               Frank S. Royal         180,542,348     2,523,000       --
               John W. Snow           180,257,028     2,790,320       --

               The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX's financial statements for the year 1999 was ratified by the shareholders with the following vote:

                                      Votes                            Broker
               Votes For              Against         Abstentions      Non-Votes
               ---------              -------         -----------      ---------
               181,711,351            879,584         456,413          --


               The shareholder proposal regarding the Shareholder Rights Plan was not presented at the meeting, and, therefore, no action was taken.

(d)     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               1. (27)  Financial Data Schedule

        (b)    Reports on Form 8-K

     1. A report was filed on May 11, 1999, reporting Item 5, Other Events - authorization of issuance and sale of up to U.S. $400,000,000 of Medium-Term Notes, Series C; plus Item 7, Financial Statements and Exhibits - documents related to the notes filed as exhibits.

     2. A report was filed on June 11, 1999, reporting Item 5, Other Events - announcement of the integrated operations of CSX Corporation and Norfolk Southern Corporation of their respective portions of the Conrail Inc. rail system; plus Item 7, Financial Statements and Exhibits - (1) Amendment No. 1 dated August 22, 1998 and Amendment No. 2 dated June 1, 1999 to the Transaction Agreement dated June 10, 1997 by and among the company, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC and; (2) Operating Agreement dated June 1, 1999 by and between New York Central Lines, LLC and CSX Transportation, Inc. and; (3) Shared Assets Area Operating Agreements for North Jersey, South Jersey/Philadelphia, and Detroit dated June 1, 1999 by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company and; (4) Monongahela Usage Agreement dated June 1, 1999 by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC and; (5) a press release by the company dated June 1, 1999.


                                    Signature


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CSX CORPORATION
                                  (Registrant)


                              By: /s/ JAMES L. ROSS
                                  -----------------
                                  James L. Ross
                                  Vice President and Controller
                                  (Principal Accounting Officer)
Dated:  August 6, 1999