Form 10-Q
period 1999-10-01
CSX CORP
filed 1999-11-15
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended October 1, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of October 21, 1999: 218,337,662 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 1, 1999
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Nine Months Ended October 1, 1999
             and September 25, 1998                                          3

2.         Consolidated Statement of Cash Flows-
             Nine Months Ended October 1, 1999 and September 25, 1998        4

3.         Consolidated Statement of Financial Position-
             At October 1, 1999 and December 25, 1998                        5

Notes to Consolidated Financial Statements                                   6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                          18


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                   31

Signature                                                                   31

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                                (Unaudited)
                                                 Quarters Ended             Nine Months Ended
                                           ---------------------------  --------------------------
                                             Oct. 1,       Sept. 25,      Oct. 1,      Sept. 25,
                                              1999           1998          1999          1998
                                           ------------   ------------  ------------  ------------
Operating Revenue                           $    2,906    $    2,429     $   8,063    $    7,381

Operating Expense                                2,573         2,189         7,180         6,527
Asset Impairment Charge                            315             -           315             -
Restructuring Credit                                 -           (30)                        (30)
                                            -----------   ------------   -----------  -----------
     Total Operating Expense                     2,888         2,159         7,495         6,497
                                            -----------   ------------   -----------  -----------

Operating Income                                    18           270           568           884
Other Income (Expense)                              17           138             5           112
Interest Expense                                   133           120           393           367
                                            -----------   ------------   -----------  -----------

Earnings (Loss) before Income Taxes                (98)          288           180           629
Income Tax Expense                                  15           101           104           200
                                            -----------   ------------   -----------  -----------

Earnings (Loss) before Cumulative Effect of
     Accounting Change                            (113)          187            76           429

Cumulative Effect on Prior Years of
     Accounting Change for Insurance-
     Related Assessments, Net of Tax                 -             -           (49)            -
                                            -----------   ------------   -----------  -----------

Net Earnings (Loss)                         $     (113)    $     187      $     27     $     429
                                            ===========   ============   ===========  ===========

Earnings (Loss) Per Share:
     Before Cumulative Effect of Accounting
       Change                               $     (.54)   $       .89    $      .36   $      2.03
     Cumulative Effect of Accounting
       Change                                       -               -          (.24)            -
                                            -----------   ------------   -----------  -----------

     Including Cumulative Effect of
       Accounting Change                    $     (.54)   $       .89    $      .12   $      2.03
                                            ===========   ============   ===========  ===========

Earnings (Loss) Per Share, Assuming
Dilution:
     Before Cumulative Effect of Accounting
       Change                               $     (.54)   $       .88    $      .36   $      2.00
     Cumulative Effect of Accounting
       Change                                       -               -          (.23)            -
                                            -----------   ------------   -----------  -----------

     Including Cumulative Effect of
       Accounting Change                    $     (.54)   $       .88    $      .13   $      2.00
                                            ===========   ============   ===========  ===========

Average Common Shares Outstanding
  (Thousands)                                  210,790       210,810       210,477       211,081
                                            ===========   ============   ===========  ===========

Average Common Shares Outstanding,
  Assuming Dilution (Thousands)                210,790       212,959       212,808       214,696
                                            ===========   ============   ===========  ===========

Cash Dividends Paid Per Common Share        $      .30    $       .30    $      .90   $       .90
                                            ===========   ============   ===========  ===========

See accompanying Notes to Consolidated Financial Statements.
                                      - 3 -

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                           (Unaudited)
                                                                        Nine Months Ended
                                                                   -----------------------------
                                                                     Oct. 1,        Sept. 25,
                                                                        ,
                                                                       1999            1998
                                                                   -------------   -------------
OPERATING ACTIVITIES

  Net Earnings                                                      $        27     $       429
  Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Cumulative Effect of Accounting Change                                 49               -
      Depreciation                                                          483             468
      Deferred Income Taxes                                                 (63)            181
      Net Investment Gains                                                  (27)           (154)
      Asset Impairment Charge                                               315               -
      Equity in Conrail Earnings - Net                                       (5)            (98)
      Other Operating Activities                                             (8)            (60)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                                (461)             30
        Other Current Assets                                                 53             (55)
        Accounts Payable                                                     68             (71)
        Other Current Liabilities                                           157             (68)
                                                                    ------------    ------------

        Net Cash Provided by Operating Activities                           588             602
                                                                    ------------    ------------

INVESTING ACTIVITIES
  Property Additions                                                       (847)           (984)
  Net Investment Proceeds                                                    49             628
  Short-Term Investments - Net                                              121              99
  Other Investing Activities                                                (12)            (51)
                                                                    ------------    ------------

        Net Cash Used by Investing Activities                              (689)           (308)
                                                                    ------------    ------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                                     384            (438)
  Long-Term Debt Issued                                                     194             409
  Long-Term Debt Repaid                                                     (85)           (115)
  Cash Dividends Paid                                                      (196)           (197)
  Other Financing Activities                                                 (2)            (72)
                                                                    ------------    ------------

        Net Cash Provided (Used) by Financing Activities                    295            (413)
                                                                    ------------    ------------

  Net Increase (Decrease) in Cash and Cash Equivalents                      194            (119)

CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                          105             251
                                                                    ------------    ------------

  Cash and Cash Equivalents at End of Period                                299             132
  Short-Term Investments at End of Period                                   320             340
                                                                    ------------    ------------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                                    $       619        $    472
                                                                    ============    ============


See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                              Oct. 1,        Dec. 25,
                                                             1999            1998
                                                          ------------    -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments      $      619     $      533
    Accounts Receivable                                         1,387            898
    Materials and Supplies                                        250            225
    Deferred Income Taxes                                         142            128
    Other Current Assets                                          129            200
                                                           -----------    -----------

        Total Current Assets                                    2,527          1,984

  Properties                                                   19,153         18,678
  Accumulated Depreciation                                     (6,457)        (6,033)
                                                           -----------    -----------

       Properties-Net                                          12,696         12,645

  Investment in Conrail                                         4,730          4,798
  Affiliates and Other Companies                                  472            448
  Other Long-Term Assets                                          611            552
                                                           -----------    -----------

        Total Assets                                       $   21,036     $   20,427
                                                           ===========    ===========

LIABILITIES
  Current Liabilities
    Accounts Payable                                       $    1,293     $    1,216
    Labor and Fringe Benefits Payable                             527            462
    Casualty, Environmental and Other Reserves                    286            283
    Current Maturities of Long-Term Debt                          345            100
    Short-Term Debt                                               771            187
    Other Current Liabilities                                     549            352
                                                           -----------    -----------

        Total Current Liabilities                               3,771          2,600

  Casualty, Environmental and Other Reserves                      725            645
  Long-Term Debt                                                6,096          6,432
  Deferred Income Taxes                                         3,186          3,173
  Other Long-Term Liabilities                                   1,517          1,697
                                                           -----------    -----------

        Total Liabilities                                      15,295         14,547
                                                           -----------    -----------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                      218            217
  Other Capital                                                 1,519          1,489
  Retained Earnings                                             4,125          4,294
  Accumulated Other Comprehensive Loss                           (121)          (120)
                                                           -----------    -----------

        Total Shareholders' Equity                              5,741          5,880
                                                           -----------    -----------

        Total Liabilities and Shareholders' Equity         $   21,036      $  20,427
                                                           ===========    ===========


See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "company") at October 1, 1999 and December 25, 1998, the results of its operations for the quarters and nine months ended October 1, 1999 and September 25, 1998, and its cash flows for the nine months ended October 1, 1999 and September 25, 1998, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 1999 presentation.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        The company's fiscal year is composed of 52 or 53 weeks ending on the last Friday in December. Fiscal year 1999 consists of 53 weeks ending on December 31, 1999. Fiscal year 1998 consisted of 52 weeks ended December 25, 1998. The financial statements presented are for the 13-week quarters ended October 1, 1999 and September 25, 1998, the 40-week period ended October 1, 1999, the 39-week period ended September 25, 1998, and as of December 25, 1998.

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

NOTE 3.  EARNINGS PER SHARE

        Earnings per share are based on the weighted average of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters and nine months ended October 1, 1999 and September 25, 1998. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potential common shares outstanding that were dilutive during the period, principally arising from employee stock plans. For the fiscal quarters ended October 1, 1999 and September 25, 1998, potential common shares that were dilutive totaled zero and 2.1 million, respectively. For the nine month periods ended October 1, 1999 and September 25, 1998, potential shares that were dilutive totaled 2.3 million and 3.7 million, respectively.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3.  EARNINGS PER SHARE, Continued

        Certain potential common shares outstanding at October 1, 1999 and September 25, 1998 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 4.9 million at a weighted-average exercise price of $52.65 per share at October 1, 1999 and 10.0 million with a weighted-average exercise price of $50.06 per share at September 25, 1998. No potential common shares were included for the quarter ended October 1, 1999 since the effect would be antidilutive to the net loss for that period.

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

NOTE 5.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background
----------

        On June 1, 1999, CSX and Norfolk Southern Corporation (Norfolk Southern) formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail system. This step implemented the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

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

NOTE 5.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

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

             Current assets                                         $    879
             Property and equipment, net                              17,832
             Other assets                                              1,122
             Current liabilities                                      (1,279)
             Long-term debt                                           (1,891)
             Deferred income taxes                                    (5,595)
             Other liabilities                                          (868)
                                                                    ----------
             Total                                                   $10,200
                                                                    ==========

        The jointly owned entity's purchase price allocation included a provision of $280 million for the cost to Conrail of separating non-union employees whose positions were eliminated as a result of the acquisition. CSX separately recorded liabilities totaling approximately $400 million to provide for other acquisition-related obligations it is required to fund, including separation costs for Conrail union employees, relocation costs for Conrail union and non-union employees, and costs associated with the closure of certain Conrail facilities. CSX increased its investment in Conrail on the statement of financial position as a result of recording these separate obligations.

        Under STB restrictions, CSX and Norfolk Southern did not have complete access to Conrail's properties and records and also were prevented from negotiating labor implementing agreements prior to the August 1998 control date. As a result, the amounts recorded by the jointly owned entity and by CSX for separation costs and other acquisition-related obligations in 1998 were preliminary and were adjusted effective August 1999 to reflect refinements identified as CSX and Norfolk Southern completed their integration of the Conrail network. These adjustments did not have a significant effect on the purchase price allocation.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information
-----------------------------

        Summary financial information for Conrail for its fiscal periods ended September 30, 1999 and 1998, and at December 31, 1998, is as follows:


                                                 Quarters Ended           Nine Months Ended
                                                  September 30,             September 30,
                                               --------------------     ----------------------
                                                1999        1998          1999         1998
                                               --------    --------     ---------    ---------
Income Statement Information:
     Revenues                                      $259      $976        $1,912       $2,886
     Income (Loss) From Operations                  (64)      (82)           21          284
     Net Income (Loss)                              (49)      (65)          (36)         135

                                                               As Of
                                                   -------------------------------
                                                   September 30,    December 31,
                                                       1999             1998
                                                   --------------   --------------
Balance Sheet Information:
   Current Assets                                  $      773       $     1,005
   Property and Equipment and Other Assets              7,642             8,039
   Total Assets                                         8,415             9,044
   Current Liabilities                                    826             1,207
   Long-Term Debt                                       1,326             1,609
   Total Liabilities                                    4,654             5,244
   Stockholders' Equity                                 3,761             3,800

        Conrail's operating results for the quarter ended September 30, 1999 were significantly impacted by the changes in its business resulting from the integration with CSX and Norfolk Southern. Effective June 1, 1999, Conrail's major sources of revenue are derived from CSX and Norfolk Southern and consist principally of operating fees, equipment rent, and shared area usage fees. The nature of Conrail's operating expenses has also changed to reflect the new operations. In addition, Conrail's operating results in 1999 included after-tax expenses of $51 million in the third quarter and $117 million in the second quarter, principally to increase certain components of its casualty reserves based on an actuarial valuation and adjustments to certain litigation and environmental reserves related to settlements and completion of site reviews. Conrail's results in 1998 included a $187 million after-tax charge in the third quarter, primarily for estimated severance obligations to non-union employees. These items were considered by the joint acquisition entity in its fair value allocation of Conrail's assets and liabilities and, accordingly, were excluded in determining the equity in Conrail's net income recorded by CSX.

CSX's Accounting for Conrail
----------------------------

        Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSX and Norfolk Southern. As a result, beginning June 1, 1999, CSX's rail and intermodal segment operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Effective June 1,

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

CSX's Accounting for Conrail, Continued
---------------------------------------

1999, rail operating expenses also include a new expense category, "Conrail Operating Fee, Rent and Services", which reflects payments to Conrail for the use of right-of-way and equipment; as well as charges for transportation, switching, and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSX and Norfolk Southern. The new expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

        Prior to the June 1, 1999 integration, CSX recorded its share of Conrail's net income, less amortization of the fair value write-up, and acquisition and transition expenses, in other income (expense) in the consolidated statement of earnings.

NOTE 6.  SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

        On July 21, 1999, CSX entered into an agreement to sell certain assets comprising the international liner business of Sea-Land Service, Inc. (Sea-Land), its wholly-owned container-shipping subsidiary, to A. P. Moller-Maersk Line (Maersk) for approximately $800 million in cash. The transaction, which is contingent upon regulatory approvals, is currently expected to close in the fourth quarter of 1999. The sales price is subject to adjustment based on the final amounts of certain assets and related obligations conveyed at closing. The gross proceeds from the transaction will be received by a number of different Sea-Land entities. The various resulting tax gains and tax losses on the transaction will occur in jurisdictions with statutory rates which are greater than or less than the U.S. statutory rate of 35%.

        The international liner business operates approximately 70 container vessels and 200,000 containers in worldwide trades and comprises a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk will acquire certain terminal facilities and various other assets and related liabilities of the international liner business, including the assumption of certain lease obligations. CSX will retain the container-shipping business serving the United States domestic trade and the company's international terminal operations.

        CSX has classified the international liner assets as "held for sale" in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Since the book value of the net assets to be conveyed exceeded the sales price, the company recorded a $315 million asset impairment charge in the third quarter to adjust the book value of the related property, equipment and other long-lived assets to their fair value less cost to sell. In addition, in accordance with the provisions of Statement No. 121, no depreciation has been recorded on these assets since their classification as "held for sale" in July. The impairment charge, net of a $17 million benefit from the lower depreciation expense, reduced third quarter earnings by $298 million before taxes, $236 million after-tax, $1.11 per share. The tax benefit associated with the asset impairment charge was reduced by $32 million to reflect a projected increase in the deferred effective state income tax rate resulting from the pending sale of the international liner business. The realizable value of the net assets held for sale as of October 1, 1999 is approximately $800 million, consisting primarily of net properties, accounts receivable and other assets, net of liabilities. The operating revenue associated with the assets held for sale was approximately $3.0 billion in 1998 and $2.3 billion for the nine-month period of 1999.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS, Continued

        With the recognition of the impairment charge in the third quarter, no significant gain or loss is expected upon the subsequent closing of the transaction. However, some gain or loss is possible because certain information used to determine the amount of the charge is preliminary and is likely to differ from actual balances at closing date.

NOTE 7.  VOLUNTARY EARLY RETIREMENT AND SEPARATION PROGRAM

        In  October  1999,  CSX  initiated  a  voluntary  early  retirement  and separation program intended to reduce the non-union workforce at its rail and intermodal units and an affiliated technology subsidiary. The company expects an overall workforce reduction of approximately 800 employees with annualized expense savings of approximately $75 million. Employees have until early December to apply for the program. The company has the right to accept or reject employee applications, as well as delay their departures to ensure appropriate staffing levels to meet business needs. The company expects that most of the retirements and separations will occur by the end of the year, with the remainder occurring by the end of first quarter 2000. Fourth quarter 1999 financial results will include a pre-tax charge estimated between $55 million and $75 million to reflect the cost of the program. Early retirement benefits under the program will be paid from CSX's pension plan, while separation benefits will be paid from cash generated by operations.

NOTE 8.  ACCOUNTS RECEIVABLE

        The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At October 1, 1999, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $50 million through the conduit programs.

        At October 1, 1999 and December 25, 1998, the company had sold $347 million of accounts receivable; $300 million through the securitization program and $47 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees.

        The company's retained interests in the receivables were $869 million at October 1, 1999 and $482 million at December 25, 1998 and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $8 million and $7 million for the quarters ended October 1, 1999 and September 25, 1998, respectively, and $23 million and $22 million for the nine month periods ended October 1, 1999 and September 25, 1998, respectively.

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

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  OPERATING EXPENSE

                                              Quarters Ended              Nine Months Ended
                                         --------------------------   --------------------------
                                          Oct. 1,       Sept. 25,      Oct. 1,       Sept. 25,
                                            1999           1998          1999          1998
                                         -----------    -----------   -----------   ------------
 Labor and Fringe Benefits                $      910    $     784      $   2,590    $     2,356
 Materials, Supplies and Other                   691          629          1,955          1,841
 Conrail Operating Fee, Rent and Services        118            -            164              -
 Building and Equipment Rent                     312          277            898            818
 Inland Transportation                           272          248            788            740
 Depreciation                                    141          152            467            457
 Fuel                                            129           91            316            303
 Miscellaneous                                     -            8              2             12
 Asset Impairment Charge                         315            -            315              -
 Restructuring Credit                              -          (30)             -            (30)
                                          -----------   -----------    ----------   ------------

     Total                                $    2,888    $   2,159      $   7,495    $     6,497
                                          ===========   ===========    ==========   ============

NOTE 10.  OTHER INCOME (EXPENSE)

                                                  Quarters Ended         Nine Months Ended
                                               ----------------------  ----------------------
                                                Oct. 1,    Sept. 25,    Oct. 1,    Sept. 25,
                                                  1999       1998        1999        1998
                                               ----------- ----------  ----------  ----------
Interest Income                                 $    11     $    11    $    35      $    38
Income from Real Estate and Resort
   Operations(1)                                     30          18         40           29
Net Investment Gain                                   -         154         27          154
Net Losses from Accounts Receivable Sold             (8)         (7)       (23)         (22)
Minority Interest                                   (10)        (11)       (29)         (25)
Income (Loss) from Investment in Conrail - Net        -         (11)       (42)         (22)
Equity Earnings of Other Affiliates                   3           7         17           17
Foreign Currency Gain (Loss)                          -          (5)         5          (10)
Miscellaneous                                        (9)        (18)       (25)         (47)
                                                ----------  ---------  ----------   ---------

    Total                                       $    17     $   138    $     5      $    112
                                                ==========  =========  ==========   =========

 (1) Gross revenue from real estate and resort operations was $65 million and $136 million for the quarter and nine months ended October 1, 1999, respectively, and $64 million and $140 million for the quarter and nine months ended September 25, 1998, respectively.

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

        The new trial motion was denied by the trial court in August of 1999. On November 5, 1999, the trial court issued an opinion which granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages, for that matter) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. CSXT believes that the trial judge will probably reduce the judgment in favor of 20 plaintiffs entered on April 8, 1999 to reflect the lower compensatory and punitive amounts reflected in its November 5, 1999 decision.

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award, now reduced to $850 million, was unwarranted.

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

NOTE 11.  COMMITMENTS AND CONTINGENCIES, Continued

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

Environmental
-------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 113 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 241 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at October 1, 1999, and December 25, 1998, were $66 million and $75 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental (Continued)
-------------------------

insurance recoveries. The majority of the October 1, 1999 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Other Legal Proceedings
-----------------------

        A number of legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of lawsuits and claims involving the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the consolidated financial position, results of operations or cash flows of the company.

NOTE 12.  BUSINESS SEGMENTS

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

NOTE 12.  BUSINESS SEGMENTS, Continued

Quarter ended October 1, 1999:


                                    Surface Transportation
                                ------------------------------- Container  Contract
                                 Rail    Intermodal    Total    Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $1,485     $287       $1,772    $1,035       $99    $2,906
customers
Intersegment revenues                  -        1            1         -        11        12
Segment operating income             185       28          213       103         8       324


Quarter ended September 25, 1998:

                                    Surface Transportation
                                ------------------------------- Container  Contract
                                 Rail    Intermodal    Total    Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $1,204     $153       $1,357      $988       $84    $2,429
customers
Intersegment revenues                  -        8            8         -         6        14
Segment operating income             201        7          208        50         6       264

Nine Months ended October 1, 1999:

                                    Surface Transportation
                                ------------------------------- Container  Contract
                                 Rail    Intermodal    Total    Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $4,116     $649       $4,765    $2,985      $313    $8,063
customers
Intersegment revenues                  -       15           15         -        34        49
Segment operating income             659       51          710       171        26       907

Nine Months ended September 25, 1998:

                                    Surface Transportation
                                ------------------------------- Container  Contract
                                 Rail    Intermodal    Total    Shipping   Logistics  Totals
                                -------- ------------ --------- ---------- --------- ----------
Revenues from external            $3,712     $453       $4,165    $2,936      $280    $7,381
customers
Intersegment revenues                  -       25           25         -        17        42
Segment operating income             754       22          776       117        20       913

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  BUSINESS SEGMENTS, Continued

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                    Quarters Ended          Nine Months Ended
                                                ------------------------   ---------------------
                                                Oct. 1,      Sept. 25,     Oct. 1,    Sept.
                                                   1999         1998         1999     25, 1998
                                                -----------  -----------   ---------  ----------
Revenues:
Total external revenues for business segments    $  2,906    $  2,429      $  8,063   $  7,381
Intersegment revenues for business segments            12          14            49         42
Elimination of intersegment revenues                  (12)        (14)          (49)       (42)
                                                -----------  -----------   ---------  ---------


     Total consolidated revenues                 $  2,906    $  2,429      $  8,063   $  7,381
                                                ===========  ===========   =========  =========

Operating Income:
Total operating income for business segments     $    324    $    264      $    907   $    913
Reclassification of intercompany interest             (15)        (16)          (46)       (47)
income
Unallocated corporate expenses                          7          (8)            5        (12)
Container-shipping asset impairment charge,
net                                                  (298)          -          (298)         -
  of depreciation benefit
Rail restructuring credit                               -          30             -         30
                                                -----------  -----------   ---------  ---------

     Total consolidated operating income         $     18    $    270      $    568   $    884
                                                ===========  ===========   =========  =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

        CSX follows a 52/53-week fiscal calendar. Fiscal year 1999 consists of 53 weeks. The quarters ended October 1, 1999 and September 25, 1998 consisted of 13 weeks. The nine-month period ended October 1, 1999 consisted of 40 weeks, while the nine-month period ended September 25, 1998 consisted of 39 weeks.

Third Quarter 1999 Compared with 1998
-------------------------------------

        The company reported a net loss for the quarter ended October 1, 1999 of $113 million, 54 cents per share. In the prior-year period, the company earned $187 million, 88 cents per share on a diluted basis.

        Operating income for the third quarter of 1999 totaled $18 million, compared with $270 million in the third quarter of 1998. Operating revenue of $2.9 billion was 20 percent higher than the prior-year quarter, while operating expense of $2.6 billion was 18 percent higher, excluding the impairment charge of $315 million in the third quarter of 1999.

        Results for the 1999 quarter include a $315 million asset impairment charge on the company's international container-shipping assets held for sale, net of a $17 million benefit from discontinuing depreciation of those assets. On an after-tax basis, these items reduced operating income and pre-tax earnings for the quarter by $298 million and net earnings by $236 million, $1.11 per share.

        Results for the prior year quarter include a net investment gain of $154 million, $90 million after-tax, 42 cents per share, primarily from the conveyance of the company's barge subsidiary to a joint venture, and a restructuring credit of $30 million, $19 million after-tax, 9 cents per share.

        Excluding these non-recurring items, operating income totaled $316 million for the third quarter of 1999, compared with $240 million for the prior year quarter. Net earnings exclusive of these items totaled $123 million, 58 cents per share, in 1999 versus $78 million, 37 cents per share in the 1998 quarter.

        The significant increases in operating revenue and operating expense compared with the prior year quarter are primarily the result of the company's June 1999 integration of combined rail and intermodal operations over its portion of the Conrail rail system following the joint CSX/Norfolk Southern acquisition of Conrail in 1997.

Surface Transportation Results

Rail

        The company's rail unit produced $185 million of operating income in the third quarter of 1999 versus $201 million in 1998, excluding the $30 million restructuring credit in the 1998 period. Operating revenue was 23 percent higher, at $1.5 billion. Operating expense rose 34 percent to $1.3 billion. The third quarter of 1999 includes integrated Conrail operations, distorting comparisons to 1998.

        Overall volumes increased due to integrated Conrail traffic and relatively strong demand across all service groups. The largest revenue increase was in automotive (up 83 percent) due to the new Conrail traffic, strong vehicle production in 1999 and the strike at major General Motors plants that adversely affected 1998 revenue. Merchandise revenue increased 24 percent largely due to the new Conrail traffic. Increases in coal revenue due to Conrail were partially offset by continued weakness in coal export markets resulting in a net

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Rail, Continued
---------------

revenue increase of 4 percent. Rail operating expense rose 34 percent, primarily due to ongoing start-up costs and operating slowdowns related to the integration of Conrail operations. In addition, Hurricane Floyd disrupted operations for up to ten days on key portions of the CSX system in North Carolina and New Jersey, resulting in repair costs and lost revenue during the quarter.


                              RAIL OPERATING INCOME
                              (Millions of Dollars)
                         -------------------------------------------------------------------
                             Quarters Ended                   Nine Months Ended
                         -----------------------            ----------------------
                          Oct. 1,     Sept. 25,   Percent    Oct. 1,   Sept. 25,   Percent
                            1999         1998      Change     1999        1998      Change
                         -----------  ----------- --------- ---------- ----------- ---------
Operating Revenue
  Merchandise            $     844    $    681       24%    $   2,376  $   2,088      14%
  Automotive                   203         111       83           534        383      39
  Coal, Coke & Iron Ore        421         403        4         1,163      1,185      (2)
  Other                         17           9       89            43         56     (23)
                         -----------  -----------           ---------- -----------

    Total                    1,485       1,204       23         4,116      3,712      11

Operating Expense            1,300         973       34         3,457      2,928      18
                         -----------  -----------           ---------- -----------

Operating Income         $     185    $    231      (20)    $     659  $     784     (16)
                         ===========  ===========           ========== ===========

Operating Ratio                87.5%       80.8 %                84.0%       78.9%
                         ===========  ===========           ========== ===========

Operating Income,
Excluding Restructuring
Credit in 1998           $     185    $    201       (8)    $     659  $     754     (13)
                         ===========  ===========           ========== ===========

Operating Ratio,
Excluding Restructuring
Credit in 1998                 87.5%       83.3 %                84.0%       79.6%
                         ===========  ===========           ========== ===========


Intermodal

        The company's intermodal unit reported third-quarter operating income of $28 million versus $7 million a year ago. The increase was primarily due to the integration of Conrail. Strengthening international business and improved rail service in the Western half of the country also benefited the 1999 quarter. Revenue for the quarter totaled $288 million versus $161 million in the prior-year period. Operating expense totaled $260 million, compared to $154 million in the prior year quarter. The significant revenue and expense increases are largely attributable to the Conrail integration with margin improvements due to benefits of economies of scale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

Container Shipping Unit Results
-------------------------------

        Significant rate increases and improved volume in the Pacific, particularly the Asia-to-U.S. trade, helped offset weaknesses in the Atlantic and Americas trade lanes at the container-shipping unit. Excluding the $298 million net impact of an impairment charge and lower depreciation related to assets held for sale (see "Sale of International Container-Shipping Assets"), operating income for the third quarter of 1999 totaled $103 million versus $50 million in the 1998 quarter.

        Third quarter revenue of $1,035 million was 5 percent higher than the prior year quarter. Operating expenses totaled $932 million for the quarter, excluding the net charge related to assets held for sale.

Contract Logistics
------------------

        Operating income at the contract logistics unit was $8 million for the quarter compared to $6 million for the same quarter last year. Revenue of $110 million was 22 percent higher than the prior year quarter, as the unit continued to benefit from strong growth in managed transportation and warehousing revenue.

First Nine Months 1999 Compared with 1998
-----------------------------------------

        For the first nine months of the year, earnings for the company totaled $76 million, 36 cents per share on a diluted basis before the cumulative effect of an accounting change recorded in the first quarter. Earnings for the prior year period were $429 million, $2.00 per share on a diluted basis. The nine month results for 1999 include the previously-mentioned net impairment charge on container-shipping assets held for sale, as well as a second-quarter gain of $27 million, $17 million after-tax, 8 cents per share from the sale of the company's Grand Teton Lodge subsidiary. The nine month results for 1998 include the net investment gain and restructuring credit mentioned previously. Excluding these items, the company's earnings totaled $295 million, $1.39 per share, for the first nine months of 1999 vs. $320 million, $1.49 per share, for the comparable period in 1998.

        The year-over-year increases in operating revenue and expense are due largely to the integration of Conrail rail and intermodal operations for four months in 1999, as well as the extra week in the 1999 period. Costs related to preparation and start-up of the Conrail integration and the impact of Hurricane Floyd adversely affected the 1999 earnings.

FINANCIAL CONDITION
-------------------

        Cash, cash equivalents and short-term investments totaled $619 million at October 1, 1999, an increase of $86 million since December 25, 1998. The primary sources of cash and cash equivalents were normal transportation operations, short-term investments, the issuance of short-term debt and long-term equipment financings. The primary uses of cash were property additions and dividend payments.

        The company's working capital deficit at October 1, 1999 was $1.2 billion, reflecting a $498 million net use of working capital during the third quarter and a $628 million net use for the first nine months of the year. The higher working capital deficit was principally due to the timing of expenditures for property additions, and the reclassification of amounts from long-term debt to short-term debt, reflecting expected repayments with cash proceeds from the sale of the international container-shipping assets, as well as scheduled maturities of other long-term debt during the first nine months of the next fiscal year. A working capital

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
------------------------------

deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

        In June and July 1999, the company issued $400 million of medium-term notes with one year maturities. The notes were issued under a shelf registration established in 1998 and are classified as short-term debt in the consolidated statement of financial position. The company currently has $400 million of capacity remaining under the shelf registration.

FINANCIAL DATA
--------------
                                                  (Millions of Dollars)
                                               -----------------------------
                                                October 1,     December 25,
                                                   1999            1998
                                               -------------- ---------------

Cash, Cash Equivalents and
  Short-Term Investments                       $      619      $     533
Commercial Paper and Equivalents -
  Short-Term                                   $      771      $     187
Commercial Paper -
  Long-Term                                    $      800      $   1,000
Working Capital (Deficit)                      $   (1,244)     $    (616)

Current Ratio                                          .7             .8
Debt Ratio                                             51 %           52 %
Ratio of Earnings to Fixed Charges                    1.2 x          1.8 x


OUTLOOK
-------

        Entering the fourth quarter of 1999, CSX is continuing to address congestion and other operational issues which are significantly impacting service on key portions of the newly-integrated rail network and resulting in higher operating expenses. While substantial progress was made in July and August in stabilizing post-integration operations and improving service, disruptions in the rail network caused by Hurricane Floyd, combined with seasonal traffic build-up beginning in September, have adversely affected operating performance. Efforts are being focused on improving operations through network simplification. Some progress is expected by mid-December as peak traffic levels begin to ease. Weather conditions during the winter months, particularly on the northern portions of the new rail network, could adversely affect operational and service improvement initiatives. While management believes that steady improvement across the network will be achieved and will lead to increased customer satisfaction and improved financial performance, there can be no assurance that these objectives will be met, or met within a specified time frame.

        The rail unit will continue to experience diminished coal traffic in the fourth quarter. Export coal volumes remain weak with foreign coal production servicing the demand, and no near-term recovery is anticipated. Demand for domestic utility coal should be strong throughout the balance of the year as plants build inventory levels. Merchandise traffic should remain strong, with automotive traffic continuing to benefit from consumer demand. Intermodal volumes should continue to benefit from the recent

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK , Continued
-------------------

strengthening in international traffic. Operating expense at the rail unit will be negatively impacted by higher fuel costs and by costs associated with traffic congestion and service issues. As a result of the Conrail integration, rail and intermodal revenue and expense will be significantly higher for the fourth quarter compared to the same period in 1998.

        CSX anticipates closing the sale of the container-shipping unit's international liner business to A.P. Moller-Maersk Line (Maersk) in late November or early December. Container-shipping operating results will continue to include the international business until the transaction is finalized. The rate increases on Asia-to-U.S. traffic that drove improved third quarter performance will continue to benefit container-shipping results in the fourth quarter until the Maersk transaction is completed; however, higher fuel costs will offset some of the improvement. CSX will retain the container-shipping business serving the U.S. domestic trade and the company's international terminal operations. These businesses are less affected by the earnings volatility that has characterized the container-shipping industry in recent years.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL
---------------------------------------------------------

Background and Integration


        On June 1, 1999, CSX and Norfolk Southern Corporation (Norfolk Southern) formally began integrated operations over their respective portions of the Conrail Inc. (Conrail) rail system. This step implemented the operating plan envisioned by CSX and Norfolk Southern when they completed the joint acquisition of Conrail in May 1997 and later received regulatory approval permitting them to exercise joint control over Conrail in August 1998.

        Under this operating plan, CSX Transportation, Inc. (CSXT), CSX's rail subsidiary, added approximately 4,400 route miles of track in the Northeastern and Midwestern United States and in Canada to its existing lines concentrated in the Middle Atlantic and Southeastern United States. To service the new operations, approximately 5,600 former Conrail employees joined CSXT. CSXT now operates a network of more than 22,700 route miles in 23 states, the District of Columbia, and two Canadian provinces. CSXT and its sister company, CSX Intermodal, Inc., employ approximately 34,400 employees across the combined system.

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

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued
--------------------------------------------------------------------

Financial Effects, Continued

incurred to handle the new traffic and operate the former Conrail lines. Effective June 1, 1999, rail operating expenses also include a new expense category, "Conrail Operating Fee, Rent and Services", which reflects payments to Conrail for the use of right-of-way and equipment; as well as charges for transportation, switching, and terminal services provided by Conrail in the shared areas operated for the joint benefit of CSX and Norfolk Southern. The new expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

        Prior to the June 1, 1999 integration, CSX recorded its share of Conrail's net income, less purchase price amortization, and acquisition and transition expenses in other income (expense) in the consolidated statement of earnings.

        The integration of Conrail initially resulted in congestion and traffic delays on parts of the new CSX network and on the shared geographic areas operated by Conrail for the joint benefit of CSX and Norfolk Southern. Substantial progress was made in July and August in stabilizing post-integration operations and improving service; however, disruptions in the rail network caused by Hurricane Floyd in September, combined with seasonal traffic build-up in September and October, have adversely affected operating performance. Efforts are being focused on improving operations through network simplification. Some progress is expected by mid-December as peak traffic levels begin to ease. Weather conditions during the winter months, particularly on the northern portions of the new rail network, could adversely affect service improvement initiatives.

        While management believes that steady improvement across the rail network will be achieved and will lead to increased customer satisfaction and improved financial performance, there can be no assurance that these objectives will be met, or met within a specified time frame. If these operating improvements are successful, management anticipates that the company will begin realizing many of the economic synergies envisioned from the integration of its allocated portion of the Conrail network. These synergies include revenue benefits from freight traffic that currently moves on other modes of transportation (principally trucks), as well as cost savings from better equipment utilization, more direct routing of freight traffic, fewer interchange points, and the elimination of duplicate positions and facilities. CSX and Norfolk Southern now compete for traffic located in markets formerly served solely by Conrail. As a result of this process of entering new markets, there have been changes in the historic rate and traffic patterns, including some rate reductions and traffic volume shifts. The process is being driven by market conditions and, over time, may be affected by customer satisfaction with service levels provided by the competing carriers. The company cannot presently assess the impact of these transition effects on either the timing or realization of the projected benefits of the Conrail transaction.

Conrail's Results of Operations

        Conrail's operating results for the quarter and nine months ended September 30, 1999 were significantly impacted by the changes in its business resulting from the integration with CSX and Norfolk Southern. Effective June 1, 1999, Conrail's major sources of revenue derive from CSX and Norfolk Southern and consist principally of operating fees, equipment rent, and shared area usage fees. The nature of Conrail's

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued
--------------------------------------------------------------------

Conrail's Results of Operations, Continued

operating expenses has also changed to reflect the new operations. Accordingly, meaningful comparisons of 1999 and 1998 results are more difficult.

        Conrail reported a net loss of $49 million for the third quarter of 1999, compared with a net loss of $65 million for the prior year quarter. For the related nine-month periods, Conrail reported a net loss of $36 million in 1999 and net income of $135 million in 1998. Results in 1999 included after-tax expenses of $51 million in the third quarter and $117 million in the second quarter, principally to increase certain components of its casualty reserves based on an actuarial valuation and adjustments to certain litigation and environmental reserves related to settlements and completion of site reviews. Results in 1998 included a $187 million after-tax charge, primarily for estimated non-union severance obligations. Excluding the effects of these expenses, Conrail's net income would have been down $120 million in the quarter and $190 million for the first nine months, principally due to costs related to the wind-down of certain functions and lower income from railway operations during the first five months of 1999.

        Operating revenues were $259 million in the third quarter and $1,912 million for the first nine months, versus $976 million and $2,886 million, respectively, for the same periods last year, reflecting the change in operations. Operating expenses (excluding the expenses discussed above) declined $513 million in the third quarter and $659 million in the first nine months, reflecting the operation of most of its properties by CSX and Norfolk Southern, mitigated by the effects of transition-related expenses.

        Conrail's working capital deficit was $53 million at September 30, 1999, compared with $202 million at December 31, 1998. In addition to cash flow from operations, the improvement in working capital resulted in part from the reclassification of certain employee obligations. The improvements in working capital were partially offset by the reclassification of approximately $250 million of long-term debt to current liabilities, reflecting the maturity of the debt in June 2000. Certain components of working capital, such as accounts receivable, accounts payable, and accrued wages and employee benefits were significantly affected by the integration as outstanding balances were collected or paid. Conrail is expected to have sufficient cash flow to meet its ongoing post-integration obligations.

SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS
-----------------------------------------------

        On July 21, 1999, CSX entered into an agreement to sell certain assets comprising the international liner business of Sea-Land Service, Inc. (Sea-Land), its wholly-owned container-shipping subsidiary, to A. P. Moller-Maersk Line (Maersk) for approximately $800 million in cash. The transaction, which is contingent upon regulatory approvals, is currently expected to close in the fourth quarter of 1999. The sales price is subject to adjustment based on the final amounts of certain assets and related obligations conveyed at closing.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS, Continued
----------------------------------------------------------

        CSX has classified the international liner assets as "held for sale" in accordance with FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Since the book value of the net assets to be conveyed exceeded the sales price, the company recorded a $315 million asset impairment charge in the third quarter to adjust the book value of the related property, equipment and other long-lived assets to their fair value less cost to sell. In addition, in accordance with the provisions of Statement No. 121, no depreciation has been recorded on these assets since their classification as "held for sale" in July. The impairment charge, net of a $17 million benefit from the lower depreciation expense, reduced third quarter earnings by $298 million before taxes, $236 million after-tax, $1.11 per share. The realizable value of the net assets held for sale as of October 1, 1999 is approximately $800 million, consisting primarily of net properties, accounts receivable and other assets, net of liabilities. The operating revenue associated with the assets held for sale was approxaimtely $3.0 billion in 1998 and $2.3 billion for the nine-month period of 1999.

        With the recognition of the impairment charge in the third quarter, no significant gain or loss is expected upon the subsequent closing of the transaction. However, some gain or loss is possible because certain information used to determine the amount of the charge is preliminary and is likely to differ from actual balances at closing date.

        CSX will retain the container-shipping business serving the United States domestic trade and the company's international terminal operations and will manage them separately. Management reporting and performance measures for these businesses are currently being developed and refined. The company expects to revise its disclosures under FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the first quarter of 2000 to report these as separate business segments.

OTHER MATTERS
-------------

Voluntary Early Retirement and Separation Program

        In  October  1999,  CSX  initiated  a  voluntary  early  retirement  and separation program intended to reduce the non-union workforce at its rail and intermodal units and an affiliated technology subsidiary. The company expects an overall workforce reduction of approximately 800 employees with annualized expense savings of approximately $75 million. Employees have until early December to apply for the program. The company has the right to accept or reject employee applications, as well as delay their departures to ensure appropriate staffing levels to meet business needs. The company expects that most of the retirements and separations will occur by the end of the year, with the remainder occurring by the end of first quarter 2000. Fourth quarter 1999 financial results will include a pre-tax charge estimated between $55 million and $75 million to reflect the cost of the program. Early retirement benefits under the program will be paid from CSX's pension plan, while separation benefits will be paid from cash generated by operations.

Federal Court Decision Affecting Coal Mining Operations

        In October 1999, a federal district court judge in West Virginia ruled that the Federal Clean Water Act was not being properly enforced with respect to strip mining operations. The decision, which is currently under appeal, could adversely affect CSX's coal traffic and revenues if upheld.

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

OTHER MATTERS, Continued
------------------------

Year 2000 Planning

State of Year 2000 Readiness
----------------------------

        Technology systems and embedded computer chips that are not Year 2000 ready are unable to distinguish between the calendar year 1900 and the calendar year 2000. CSX recognizes that it must work to minimize the risks that its business operations will be adversely affected by transition to the upcoming calendar year 2000. Accordingly, in 1996, CSX and each of its transportation subsidiaries began a comprehensive plan to address the potential exposure. The company's Year 2000 plan includes the following phases:

o Awareness - General education about the Year 2000 problem.
o Inventory - Cataloging of all systems and business relationships that may be impacted by a Year 2000 date rollover.
o Assessment - Estimating the degree of severity of the Year 2000 problem for cataloged items.
o Remediation - Repair, replacement, or retirement of non-Year 2000 compliant systems.
o Validation - Testing to confirm the compliance of Year 2000 remediated systems.

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

        CSX also is participating in interface tests with other Class I railroads to ensure that electronic data interchanges can be processed in a Year 2000 format. The industry effort has been coordinated by the Association of American Railroads since 1997 and is largely complete. In addition, date forward testing with customers is currently being conducted.

        CSX, along with the other three major Class I railroads, recently underwent a Year 2000 audit commissioned by the Federal Railroad Administration
(FRA). According to the audit summary, "these four large railroads are ready for Year 2000," and, based on the assessment, "the American public and all organizations who ship their goods over the rails should expect no degradation of service caused by Year 2000 problems." In addition, the summary stated that the "railroads are continuing their Year 2000 program across the millennium" and for the final quarter of 1999 "are concentrating their efforts on end-to-end testing for additional self-assurance and contingency planning to further minimize risk."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Year 2000 Planning, Continued

State of Year 2000 Readiness, Continued
---------------------------------------

        CSX's Year 2000 readiness efforts are organized in five areas. Overall, these key areas were substantially completed at the end of the third quarter 1999:


                                         Estimated
                                         Substantial
Effort                                   Completion                Current Phase
---------------------------------------------------------------------------------------------
Core Information Systems                  Third Quarter 1999       Substantially Complete
Distributed Information Technology        Third Quarter 1999       Substantially Complete
Electronic Commerce                       Third Quarter 1999       Substantially Complete
Non-information Technology
  (embedded systems)                      Third Quarter 1999       Substantially Complete
Trading Partners                          Fourth Quarter 1999      Validation

        While the readiness plan for distributed information technology was substantially complete at the end of the third quarter, some distributed systems at Sea-Land will not be fully Year 2000 ready until the fourth quarter, due in part to the global geographic dispersion of the systems. The anticipated completion schedule for these systems is not expected to adversely affect their ultimate readiness or Sea-Land's current contingency planning efforts. In addition, a number of these distributed systems will be transferred to Maersk when the sale of Sea-Land's international liner business is completed in the fourth quarter.

        Entering the fourth quarter of 1999, CSX is progressing the final stages of its readiness plan, which include:

o End-to-end system tests - final tests to provide additional assurances that Year 2000 programming functions as intended in an integrated, multiple systems environment;
o Contingency Planning - review and refinement of contingency plans to provide additional assurances as to completeness and effectiveness leading up to the millennium change;
o Rollover/Event Planning - positioning resources and finalizing communication strategy for the critical time period immediately before, during, and after the millennium change date.

Year 2000 Costs
---------------

        The company has incurred total costs of $66 million through third quarter 1999 related to Year 2000 readiness, which represents approximately 83% of the estimated expenditures for the entire plan. To provide a consistent, objective method for identifying costs of the Year 2000 plan, the company classifies expenditures as Year 2000 plan costs for reporting purposes only if they remedy only Year 2000 risks and would otherwise be unnecessary in the normal course of business. The cost of the Year 2000 plan is being expensed as incurred and funded by cash generated from operations. No major projects have been delayed as a result of Year 2000 readiness efforts.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Year 2000 Planning, Continued

Contingency Plans
-----------------

        Contingency planning is an established and ongoing effort within CSX to address many types of potential operating disruptions which may include Year 2000 issues. For example, detailed emergency operating plans already exist for unanticipated outages of electricity, telecommunications, and other essential services. The company is not in a position to identify or to avoid all possible Year 2000 scenarios or to estimate their overall business impacts. However, the company has assessed possible problems and made plans to mitigate the impacts, with primary emphasis on scenarios having a high or moderate risk to the company with high or moderate probability of occurrence.

        These plans include identifying alternate suppliers, vendors, procedures and operational sites; generating equipment lists; conducting staff training; and developing communication plans. CSX defines three primary types of most reasonably likely worst-case scenarios, for which detailed contingency measures include the following:

o Systemwide failures -- In the event of complete or nearly complete loss of key assets or services throughout the entire CSX system, CSX will conduct and maintain a safe and orderly shutdown of all operations that depend on those systems.

o Geographically isolated failures -- In the event of complete or nearly complete loss of key assets or services throughout a region, CSX may employ manual fallback plans for non-transportation functions and may maintain a safe and orderly shutdown of affected transportation operations. For Sea-Land, overseas port operations represent a higher Year 2000 risk, since preparedness of providers in some foreign countries is believed to lag that in the United States. This risk will be reduced by the anticipated sale of Sea-Land's international liner business to Maersk before the end of the year. Should closing of that transaction be delayed beyond year-end for any reason, Sea-Land would be able to minimize the exposure to high-risk ports, for instance, by temporarily modifying its vessel schedules.

o Movable asset failures -- In the event of a Year 2000 failure of a transportation asset, such as a ship or locomotive that does not have redundant systems for operation, CSX may temporarily remove the asset from service and scale its operations accordingly.

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

        The new trial motion was denied by the trial court in August of 1999. On November 5, 1999, the trial court issued an opinion which granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages, for that matter) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. CSXT believes that the trial judge will probably reduce the judgment in favor of 20 plaintiffs entered on April 8, 1999 to reflect the lower compensatory and punitive amounts reflected in its November 5, 1999 decision.

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the $2.5 billion punitive damages award, now reduced to $850 million, was unwarranted.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


               --------------------------------------------------


        Estimates and forecasts in Management's Discussion and Analysis and in other sections of this Quarterly Report are based on many assumptions about complex economic and operating factors with respect to industry performance, general business and economic conditions and other matters that cannot be predicted accurately and that are subject to contingencies over which the company has no control. Such forward-looking statements are subject to uncertainties and other factors that may cause actual results to differ materially from the views, beliefs, and projections expressed in such statements. The words "believe", "expect", "anticipate", "project", and similar expressions signify forward-looking statements. Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the company. Any such statement speaks only as of the date the statement was made. The company undertakes no obligation to update or revise any forward-looking statement.

        Factors that may cause actual results to differ materially from those contemplated by these forward- looking statements include, among others, the following possibilities: (i) cost savings expected from the integration of Conrail may not be fully realized or realized within the time frame anticipated,
(ii) costs or difficulties related to the integration of Conrail may be greater than expected, (iii) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company, (iv) legislative or regulatory changes, including possible enactment of initiatives to re-regulate the rail industry, may adversely affect the businesses of the company, (v) changes may occur in the securities markets, and (vi) disruptions of the operations of the company or any other governmental or private entity may occur as a result of issues related to the Year 2000.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               1. (27)  Financial Data Schedule

(b)     Reports on Form 8-K

1. A report was filed on August 16, 1999, reporting Item 5, Other Events - authorization of issuance and sale of an additional U.S. $250,000,000 of Medium-Term Notes, Series C; plus Item 7, Financial Statements and Exhibits - documents related to the notes filed as exhibits.


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

Dated:  November 15, 1999