Form 10-K
period 1999-12-31
CSX CORP
filed 2000-03-07
CIK 277948

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1999

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

                                 (804) 782-1400
              (Registrant's telephone number, including area code) Securities registered pursuant to Section 12(b) of the Act:

  Title of each class                      Name of exchange on which registered
  -------------------                      ------------------------------------

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

Exhibit Index can be found on page 7.

On February 25, 2000,   the  aggregate  market value of the Registrant's  voting
stock   held by  non-affiliates  was  approximately  $4.6 billion  (based on the
New York Stock Exchange closing price on such date).

On February 25, 2000, there were 218,584,741 shares of Common Stock outstanding.

                                                 Portion of Form 10-K into which
 Documents Incorporated by Reference                Documents are Incorporated
-----------------------------------              -------------------------------
1.  Portions of the Registrant's Annual Report to           Part I, II & IV
    Shareholders for the fiscal year ended December 31, 1999 ("Annual Report")

2.  Portions of the Registrant's Definitive Proxy               Part III
    Statement to be filed with respect to its annual meeting of shareholders scheduled to be held on April 27, 2000 ("Proxy Statement")

                                     PART I

Item 1.  Business

        In response to this Item, the information set forth on page 1 under the caption "Financial Highlights", page 9 under the captions "Rail Operations" and "Intermodal", page 11 under the caption "Container-shipping and Terminal Management Operations", page 13 under the caption "Contract Logistics" and pages 19-29 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 2.  Properties

        In response to this Item, the information set forth on pages 19-29 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", page 34 under the caption "Properties" and page 40 under the caption "Note 10. Properties." of the Annual Report is incorporated herein by reference.

Item 3.  Legal Proceedings

        In response to this Item, the information set forth on pages 28-29 under the captions "New Orleans Tank Car Fire Litigation" and "Environmental Management", page 46 under the caption "New Orleans Tank Car Fire" and pages 46 and 47 under the captions "Environmental" and "Other Legal Proceedings" of the Annual Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in the fourth quarter of 1999.

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

Name and Age                     Business Experience During Past 5 Years
--------------------------------------------------------------------------------
John W. Snow, 60                 Chairman, President and Chief Executive Officer
                                 of CSX since February 1991.

Alvin R.(Pete) Carpenter,  58    Vice  Chairman of CSX since  July  1999.  Prior
                                 to  July  1999,  Mr. Carpenter   served  as
                                 President and  Chief Executive Officer of CSXT.

Mark  G. Aron, 57                Executive Vice President-Law and Public Affairs
                                 of  CSX since  April 1995. Prior to April 1995,
                                 Mr. Aron  served  as CSX Senior Vice President-
                                 Law and Public Affairs.

Paul R. Goodwin, 57              Executive   Vice   President-Finance  and Chief
                                 Financial Officer of CSX since April 1995.Prior
                                 to April 1995, Mr. Goodwin served as an officer
                                 of  CSXT as Executive Vice President- Finance &
                                 Administration   from   February  1995 to April
                                 1995,
                                 and   prior  thereto   as Senior   Vice
                                 President-Finance.

William J. Flynn, 46             Senior Vice President-Strategic Planning of CSX
                                 since  December 1999.  Prior  to December 1999,
                                 Mr. Flynn served   as an officer of Sea-Land as
                                 Vice President-Asia from April 1999 to November
                                 1999; Vice President-Central Asia  from October
                                 1997 to  March 1999; Vice President-North  Asia
                                 from   September  1996 to  September 1997;  and
                                 prior     thereto as    Vice   President-Global
                                 Services.

Andrew B. Fogarty, 55            Senior Vice President-Corporate Services of CSX
                                 since September 1997.  Prior to September 1997,
                                 Mr. Fogarty    served as Senior Vice President-
                                 Finance and Planning, Sea-Land, from June 1996 to August 1997; as CSX Vice President-Audit and
                                 Advisory Services from March 1995 to June 1996;
                                 and prior thereto as CSX Vice  President-
                                 Executive Department.

Jesse R. Mohorovic, 57           Group  Vice  President-Corporate Communications
                                 and Investor Relations since April 1998.  Prior
                                 to   April  1998,  Mr. Mohorovic served  as CSX
                                 Vice     President-Corporate   Relations   from
                                 February  1995 to April 1998; and prior thereto
                                 as   CSXT       Vice        President-Corporate
                                 Communications.

James L. Ross, 61                Vice   President and   Controller of  CSX since
                                 April 1996.   Prior to   April 1996,   Mr. Ross
                                 served as CSX Vice  President-Special  Projects
                                 from   October  1995 to April   1996; and prior
                                 thereto as     Audit Partner with Ernst & Young
                                 LLP.

Ronald J. Conway, 55             President   of  CSXT since July 1999.  Prior to
                                 July 1999,  Mr. Conway served as CSXT Executive
                                 Vice   President-Operations  from  June 1998 to
                                 July  1999; and    prior thereto as Senior Vice
                                 President-Operations of  Conrail Inc.

Frederick J. Favorite, Jr., 46   Senior  Vice   President-Finance of  CSXT since
                                 February   2000.  Prior  to February  2000, Mr.
                                 Favorite   served  as  Vice  President-Finance,
                                 CSXT,  from December  1998 to  January 2000; as
                                 Vice President-Planning, CSXT, from   September
                                 1996 to December 1998; and prior thereto as Vice President-Finance, Sea-Land.

Dale R. Hawk, 55                 Senior Vice President-Automotive Services Group
                                 since  July 1999.  Prior to July 1999, Mr. Hawk
                                 served   as CSXT  Vice   President   &  General
                                 Manager, Automotive Business    Unit from April
                                 1995 to  July 1999; and prior thereto as   CSXT
                                 Assistant   Vice   President-Metals   Sales   &
                                 Marketing.

John P. Sammon, 49               Senior    Vice   President-Merchandise Services
                                 Group  of CSXT since June 1999.  Prior thereto,
                                 Mr. Sammon served as Senior Vice President-Core
                                 SVC Group of Conrail Inc.

Paul D. Sandler, 52              Senior  Vice    President-Corporate Services of
                                 CSXT since July 1999.  Prior to July 1999, Mr.
                                 Sandler served as CSXT General

                                 Manager and Vice President, Florida Business Unit from February 1995 to July 1999; and prior thereto as CSXT Vice President-Planning.

Gary M. Spiegel, 49              Senior  Vice President-Operations of CSXT since
                                 July     1999.  Prior to July 1999, Mr. Spiegel
                                 served    as   CSXT   Vice    President-Network
                                 Operations from   June 1998 to July   1999; and
                                 prior  thereto as an officer of Conrail Inc. as
                                 Vice President-Service  Delivery from June 1997
                                 to June  1998; Assistant Vice President-Service
                                 Delivery from June 1996 to June 1997; and prior
                                 thereto   as   Assistant  Vice  President-Train
                                 Operations.

Michael J. Ward, 49              Executive  Vice President-Coal  Service   Group
                                 since  August 1999.  Prior  to August 1999, Mr.
                                 Ward served as an  officer of CSXT as Executive
                                 Vice  President-Coal  & Merger    Planning from
                                 October 1998  to August 1999;  Executive   Vice
                                 President-Finance  and Chief  Financial Officer
                                 from  June 1996 to October 1998; as Senior Vice
                                 President-Finance  from April 1995 to May 1996;
                                 and   prior  thereto  as General    Manager-C&O
                                 Business Unit.

Robert J. Grassi, 53             President  and   Chief Executive Officer of CSX
                                 World Terminals since June 1999.  Prior to June
                                 1999,     Mr. Grassi served  as   an officer of
                                 Sea-Land as Senior Vice  President-Finance and
                                 Planning from August 1997 to June  1999; Senior
                                 Vice   President-Atlantic,  AME   Services from
                                 June 1996 to August 1997; and prior thereto as Senior Vice President -Finance and Planning.

Charles G. Raymond, 56           President  and  Chief  Executive Officer of CSX
                                 Lines since June 1999.  Prior to June 1999, Mr.
                                 Raymond  served  as an  officer of  Sea-Land as
                                 Senior Vice President and Chief  Transportation
                                 Officer from May 1995 to June 1999; and   prior
                                 thereto as Senior Vice President-Operations and Inland Transportation.

Lester M. Passa, 45              President    and   CEO of  CSX Intermodal since
                                 November   1997.  Prior  to November  1997, Mr.
                                 Passa served as CSXT Vice  President-Commercial
                                 Integration  from July 1997 to   November 1997;
                                 and prior thereto as an officer of Conrail Inc.
                                 as  Senior  Vice   President-Automotive Service
                                 Group  from February 1997 to July 1997; as Vice
                                 President-Logistics  & Corporate  Strategy from
                                 March 1995 to February 1997; and prior thereto as Assistant Vice President-Corporate Strategy.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

        In response to this Item, the information set forth on page 50, "Shareholder Information", and page 51, "Corporate Information", of the Annual Report is incorporated herein by reference.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        In response to this Item, the information set forth on pages 25-26 of the Annual Report under the caption "Market Risk" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

        In response to this Item, the information set forth on pages 30-49 and page 51 under the caption "Quarterly Financial Data (Unaudited)" of the Annual Report is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement, except for the information regarding the executive officers of the Registrant which is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11. Executive Compensation

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13. Certain Relationships and Related Transactions

        In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)     (1)    Financial Statements

               The following consolidated financial statements and independent auditor's report, which appear on pages 30-49 of the Annual Report, are incorporated herein by reference:

                  Consolidated Statement of Earnings for the Fiscal Years Ended Dec. 31, 1999, Dec. 25, 1998 and Dec. 26, 1997

                  Consolidated Statement of Cash Flows for the Fiscal Years Ended Dec. 31, 1999, Dec. 25, 1998 and Dec. 26, 1997

                  Consolidated Statement of Financial Position at Dec. 31, 1999 and Dec. 25, 1998

                  Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended Dec. 31, 1999, Dec. 25, 1998 and Dec. 26, 1997

                  Notes to Consolidated Financial Statements

                  Report of Independent Auditors

           (2) Financial Statement Schedules

               The information required by Rule 3-09 is included in the Annual Report in Note 3 to the consolidated financial statements, "Investment in and Integrated Rail Operations with Conrail" and
               the      Audited   Consolidated   Financial   Statements    of
               Conrail Inc., filed herewith as exhibit 99.1. The information required by Schedule II is included in the Annual Report in Note 11 to the consolidated financial statements, "Casualty, Environmental and Other Reserves." All other financial statement schedules are not applicable.

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

               10.1 CSX Stock Plan for Directors, as amended (incorporated herein by reference to Appendix A to the Definitive Proxy Statement dated March 18, 1997)**
               10.2 Corporate Director Deferred Compensation Plan, as amended (incorporated herein by reference to Exhibit 10.3 to the Registrant's Annual Report on Form 10-K dated February 18,
                      1998)**
               10.3 CSX Directors' Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K dated March 4,
                      1994)**
               10.4 CSX Directors' Matching Gift Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K dated March 14,
                      1997)**
               10.5 Form of Agreement with J. W. Snow, A. R. Carpenter, P. R. Goodwin and M. G. Aron (incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 3, 1995)**

               10.6 Form of Amendment to Agreement with A. R. Carpenter, P. R. Goodwin and M. G. Aron (incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K dated March 14, 1997)**
               10.7   Form of Retention Agreement with A. R. Carpenter
                      (incorporated herein by reference to   Exhibit 10.3 to the
                      Registrant's Annual Report on Form 10-K dated February 28,
                      1992)**
               10.8 Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated March 4, 1994)**
               10.9 Amendment to Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K dated March 14, 1997)**
               10.10  Amendment to Agreement with J. W. Snow (incorporated
                      herein by reference to Exhibit 10.12 to the   Registrant's
                      Annual Report on Form 10-K dated February 18, 1998)**
               10.11* Agreement with R. J. Conway**
               10.12* Employment Agreement with J. W. Snow**
               10.13* Employment Agreement with A. R. Carpenter**
               10.14* Employment Agreement with R. J. Conway**
               10.15* Form of Stock Option Agreement**
               10.16  CSX  Market  Value  Cash  Plan  (incorporated   herein  by
                      reference to Exhibit 10.13 to the Registrant's Annual Report on Form 10-K dated March 3, 1999)**
               10.17 Stock Purchase and Loan Plan, as amended (incorporated herein by reference to Exhibit 10.14 to the Registrant's Annual Report on Form 10-K dated March 3, 1999)**
               10.18* 1987  Long-Term  Performance  Stock  Plan,  as Amended and
                      Restated Effective April 25, 1996 (as Amended through September 8, 1999)**
               10.19  1985 Deferred  Compensation  Program for Executives of CSX
                      Corporation   and   Affiliated   Companies,   as   amended
                      (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K dated February 18,
                      1998)**
               10.20* Supplementary Savings Plan and Incentive Award Deferral
                      Plan for Eligible Executives of CSX Corporation and Affiliated Companies, as Amended and Restated January 1, 1995 (as Amended through September 8, 1999)**
               10.21* Special  Retirement Plan of CSX Corporation and Affiliated
                      Companies, as Amended and Restated January 1, 1995 (as Amended through December 7, 1999)**
               10.22* Supplemental  Retirement  Benefit Plan of CSX  Corporation
                      and Affiliated Companies, as Amended and Restated January 1, 1995 (as Amended through December 7, 1999)**
               10.23 1994 Senior Management Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K dated March 3,
                      1995)**
               10.24* 1990 Stock Award Plan as Amended and Restated Effective
                      February 14, 1996 (as Amended through September 8, 1999)
               10.25 Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 4,
                      1997)
               10.26 Transaction Agreement (incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Commission on July 8, 1997)

               10.27  Amendment No. 1, dated as of August 22, 1998, to the
                      Transaction Agreement, dated as of June 10, 1997,  by and
                      among CSX Corporation, CSX Transportation, Inc., Norfolk
                      Southern Corporation, Norfolk Southern Railway Company,
                      Conrail Inc., Consolidated Rail Corporation, and CRR
                      Holdings LLC. (incorporated herein by reference to Exhibit
                      10.1 to the Registrant's  Current Report on Form 8-K filed with the Commission on June 11, 1999)
               10.28  Amendment No. 2, dated as of June 1, 1999, to the
                      Transaction Agreement, dated June 10, 1997, by and   among
                      CSX Corporation, CSX Transportation, Inc., Norfolk
                      Southern Corporation, Norfolk   Southern Railway Company,
                      Conrail Inc., Consolidated Rail Corporation, and CRR
                      Holdings, LLC. (incorporated herein by reference to
                      Exhibit 10.2 to the Registrant's Current Report on Form
                      8-K filed with the Commission on June 11, 1999)
               10.29  Operating  Agreement,  dated  as of June 1,  1999,  by and between New York Central Lines LLC and CSX Transportation,
                      Inc.  (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the
                      Commission on June 11, 1999)
               10.30  Shared Assets Area  Operating  Agreement for North Jersey,
                      dated as of June 1, 1999, by and among  Consolidated  Rail
                      Corporation,   CSX   Transportation,   Inc.,  and  Norfolk
                      Southern   Railway    Company,    with   exhibit   thereto
                      (incorporated  herein by  reference to Exhibit 10.4 to the
                      Registrant's  Current  Report on Form 8-K  filed  with the
                      Commission on June 11, 1999)
               10.31  Shared  Assets  Area  Operating   Agreement  for  Southern
                      Jersey/Philadelphia,  dated  as of  June 1,  1999,  by and among Consolidated Rail Corporation,  CSX  Transportation,
                      Inc., and Norfolk Southern  Railway Company,  with exhibit thereto  (incorporated herein by reference to Exhibit 10.5 to the Registrant's  Current Report on Form 8-K filed with the Commission on June 11, 1999)
               10.32  Shared Assets Area Operating Agreement for Detroit,  dated as of  June  1,  1999,  by  and  among  Consolidated  Rail
                      Corporation,   CSX   Transportation,   Inc.,  and  Norfolk
                      Southern   Railway   Corporation,   with  exhibit  thereto
                      (incorporated  herein by  reference to Exhibit 10.6 to the
                      Registrant's  Current  Report on Form 8-K  filed  with the
                      Commission on June 11, 1999)
               10.33  Monongahela Usage Agreement,  dated as of June 1, 1999, by and  among  CSX  Transportation,  Inc.,  Norfolk  Southern
                      Railway  Company,  Pennsylvania  Lines  LLC,  and New York
                      Central  Lines LLC,  with  exhibit  thereto  (incorporated herein by reference  to Exhibit  10.7 to the  Registrant's
                      Current  Report on Form 8-K filed with the  Commission  on
                      June 11, 1999)
               12*    Computation of Ratio of Earnings to Fixed Charges
               13*    Annual Report to  Shareholders***
               21*    Subsidiaries  of  the  Registrant
               23.1*  Consent of Ernst & Young LLP
               23.2*  Consent of Ernst & Young LLP and KPMG LLP, Independent
                      Auditors
               23.3*  Consent of PricewaterhouseCoopers  LLP, Independent
                      Accountants
               24*    Powers of Attorney
               27*    Financial Data Schedule
               99.1*  Audited  Consolidated  Financial  Statements  of
                      Conrail Inc. for the Years  Ended Dec. 31, 1999, 1998 and
                      1997

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

           None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CSX CORPORATION
                                               (Registrant)

                                           By:  /s/JAMES L. ROSS
                                               -----------------
                                               James L. Ross
                                               Vice President and Controller
                                               (Principal Accounting Officer)
Dated:  March 7, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 7, 2000.

Signature                                   Title
--------------------------------            ------------------------------------

/s/ JOHN W. SNOW*                           Chairman of the Board, President,
-----------------                           Chief Executive Officer and Director
John W. Snow                                (Principal Executive Officer)


/s/ PAUL R. GOODWIN*                        Executive Vice President-Finance and
--------------------                        Chief Financial Officer
Paul R. Goodwin                             (Principal Financial Officer)


/s/ ELIZABETH E. BAILEY*                    Director
------------------------
Elizabeth E. Bailey

/s/ H. FURLONG BALDWIN*                     Director
-----------------------
H. Furlong Baldwin

/s/ CLAUDE S. BRINEGAR*                     Director
-----------------------
Claude S. Brinegar

/s/ ROBERT L. BURRUS, JR.*                  Director
--------------------------
Robert L. Burrus, Jr.

/s/ BRUCE C. GOTTWALD*                      Director
----------------------
Bruce C. Gottwald

/s/ JOHN R. HALL*                           Director
-----------------
John R. Hall

/s/ E. BRADLEY JONES*                       Director
---------------------
E. Bradley Jones

/s/ ROBERT D. KUNISCH*                      Director
----------------------
Robert D. Kunisch

/s/ JAMES W. MCGLOTHLIN*                    Director
------------------------
James W. McGlothlin

/s/ SOUTHWOOD J. MORCOTT*                   Director
-------------------------
Southwood J. Morcott

/s/ CHARLES E. RICE*                        Director
--------------------
Charles E. Rice

/s/ WILLIAM C. RICHARDSON*                  Director
--------------------------
William C. Richardson

/s/ FRANK S. ROYAL, M.D.*                   Director
-------------------------
Frank S. Royal, M.D.

*By: /s/ PETER J. SHUDTZ
     -------------------
Peter J. Shudtz
Attorney-in-Fact