Form 10-Q
period 2000-03-31
CSX CORP
filed 2000-05-12
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended March 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 31, 2000: 218,452,847 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX




                                                                  Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters Ended March 31, 2000 and April 2, 1999
                                                                           3

2.         Consolidated Statement of Cash Flows-
             Quarters Ended March 31, 2000 and April 2, 1999               4

3.         Consolidated Statement of Financial Position-
             At March 31, 2000 and December 31, 1999                       5

Notes to Consolidated Financial Statements                                 6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                        17


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 27

Signature                                                                 27

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                                 (Unaudited)
                                                                Quarters Ended
                                                          ---------------------------
                                                           March 31,      April 2,
                                                             2000           1999
                                                          ------------   ------------

Operating Revenue                                          $    2,147     $    2,541

Operating Expense                                               1,967          2,265
                                                           ------------   ------------
                                                                  180            276
Operating Income
Other Income (Expense)                                             (5)           (35)
Interest Expense                                                  134            133
                                                           ------------   ------------

Earnings before Income Taxes                                       41            108
Income Tax Expense                                                 12             33
                                                           ------------   ------------

Earnings before Cumulative Effect of Accounting Change             29             75

Cumulative Effect on Prior Years of Accounting Change for
  Insurance-Related Assessments, Net of Tax                         -            (49)
                                                           ------------   ------------

Net Earnings                                               $       29     $       26
                                                           ============   ============

Earnings Per Share:
     Before Cumulative Effect of Accounting Change         $      .14     $       .36
     Cumulative Effect of Accounting Change                        -             (.24)
                                                           ------------   ------------

     Including Cumulative Effect of Accounting Change      $      .14     $       .12
                                                           ============   ============

Earnings Per Share, Assuming Dilution
     Before Cumulative Effect of Accounting Change         $      .14     $       .36
     Cumulative Effect of Accounting Change                        -             (.24)
                                                           ------------   ------------

     Including Cumulative Effect of Accounting Change      $      .14     $       .12
                                                           ============   ============

Average Common Shares Outstanding (Thousands)                 211,192         210,124
                                                           ============   ============

Average Common Shares Outstanding, Assuming Dilution
     (Thousands)                                              212,015         211,658
                                                           ============   ============

Cash Dividends Paid Per Common Share                       $      .30     $       .30
                                                           ============   ============


See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                           (Unaudited)
                                                                          Quarters Ended
                                                                   -----------------------------
                                                                    March 31,        April 2,
                                                                       2000            1999
                                                                   -------------   -------------
OPERATING ACTIVITIES

  Net Earnings                                                      $        29     $        26
  Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Cumulative Effect of Accounting Change                                  -              49
      Depreciation                                                          147             169
      Deferred Income Taxes                                                   2              39
      Equity in Conrail Earnings - Net                                       (6)            (13)
      Other Operating Activities                                             33              (7)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                                   6             (75)
        Other Current Assets                                                (39)             20
        Accounts Payable                                                    (21)           (122)
        Other Current Liabilities                                          (152)            (86)
                                                                    ------------    ------------

        Net Cash Provided by Operating Activities                            (1)              -
                                                                    ------------    ------------

INVESTING ACTIVITIES
  Property Additions                                                       (107)           (190)
  Short-Term Investments - Net                                              (23)             32
  Other Investing Activities                                                 11             (14)
                                                                    ------------    ------------

        Net Cash Used by Investing Activities                              (119)           (172)
                                                                    ------------    ------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                                     (81)            250
  Long-Term Debt Issued                                                       -              79
  Long-Term Debt Repaid                                                     (34)            (32)
  Cash Dividends Paid                                                       (66)            (65)
  Other Financing Activities                                                (32)            (11)
                                                                    ------------    ------------

        Net Cash Provided (Used) by Financing Activities                   (213)            221
                                                                    ------------    ------------

  Net Increase (Decrease) in Cash and Cash Equivalents                     (333)             49

CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                          626             105
                                                                    ------------    ------------

  Cash and Cash Equivalents at End of Period                                293             154
  Short-Term Investments at End of Period                                   373             396
                                                                    ------------    ------------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                                    $       666     $       550
                                                                    ============    ============

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                             March 31,     December 31,
                                                             2000            1999
                                                          ------------    -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments      $      666     $      974
    Accounts Receivable                                         1,129          1,135
    Materials and Supplies                                        263            220
    Deferred Income Taxes                                         133            135
    Other Current Assets                                          159             99
                                                           -----------    -----------

        Total Current Assets                                    2,350          2,563

  Properties                                                   17,514         17,526
  Accumulated Depreciation                                     (5,301)        (5,269)
                                                           -----------    -----------

       Properties-Net                                          12,213         12,257

  Investment in Conrail                                         4,668          4,663
  Affiliates and Other Companies                                  466            410
  Other Long-Term Assets                                          828            827
                                                           -----------    -----------

        Total Assets                                       $   20,525     $   20,720
                                                           ===========    ===========

LIABILITIES
  Current Liabilities
    Accounts Payable                                       $    1,176     $    1,197
    Labor and Fringe Benefits Payable                             441            436
    Casualty, Environmental and Other Reserves                    267            271
    Current Maturities of Long-Term Debt                          351            349
    Short-Term Debt                                               493            574
    Other Current Liabilities                                     557            646
                                                           -----------    -----------

        Total Current Liabilities                               3,285          3,473

  Casualty, Environmental and Other Reserves                      763            767
  Long-Term Debt                                                6,160          6,196
  Deferred Income Taxes                                         3,228          3,227
  Other Long-Term Liabilities                                   1,382          1,301
                                                           -----------    -----------

        Total Liabilities                                      14,818         14,964
                                                           -----------    -----------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                      218            218
  Other Capital                                                 1,514          1,525
  Retained Earnings                                             3,997          4,034
  Accumulated Other Comprehensive Loss                            (22)           (21)
                                                           -----------    -----------

        Total Shareholders' Equity                              5,707          5,756
                                                           -----------    -----------

        Total Liabilities and Shareholders' Equity         $   20,525      $  20,720
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "company") at March 31, 2000 and December 31, 1999, the results of its operations and cash flows for the quarters ended March 31, 2000 and April 2, 1999, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2000 presentation.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2000 consists of 52 weeks ending on December 29, 2000. Fiscal year 1999 consisted of 53 weeks ended December 31, 1999. The financial statements presented are for the 13-week quarter ended March 31, 2000, the 14-week quarter ended April 2, 1999, and as of December 31, 1999.

        Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2.  CHANGE IN METHOD OF ACCOUNTING FOR INSURANCE-RELATED
          ASSESSMENTS

        CSX adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3, "Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," (SOP No. 97-3) effective as of the beginning of fiscal year 1999. SOP No. 97-3 requires companies to accrue assessments related to workers' compensation second injury funds and is applicable to CSX with respect to certain assessments incurred by Sea-Land Service, Inc. (Sea-Land), the company's container-shipping unit. The assessments relate to employees who have experienced second injuries over periods dating back to the 1970's and are receiving a disability type benefit. Previously, the assessments were charged to expense in the fiscal year they were paid. As a result of adopting SOP No. 97-3, the company recorded a non-cash charge of $78 million, $49 million after-tax, 24 cents per share, during the quarter ended April 2, 1999 to reflect the cumulative effect on prior years of the accounting change. Had the accounting change been applied retroactively, the effect on net earnings and related per share amounts would not have been material to any period presented.

        The majority of the Sea-Land workforce that could incur second injuries and become eligible for these disability benefits in future periods transferred their employment to the purchaser of Sea-Land's international liner business in December 1999 (see Note 5). The company retained the obligations for second injury fund assessments for claimants receiving benefits prior to the sale. As a result of these changes, future expense for second injury fund assessments associated with the continuing workforce should be minimal, but the company expects to make annual contributions to the fund for a number of years until the retained obligations are extinguished.

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

ended March 31, 2000 and April 2, 1999. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potential common shares outstanding that were dilutive during the period, principally arising from employee stock plans. For the fiscal quarters ended March 31, 2000 and April 2, 1999, potential common shares that were dilutive totaled 0.8 and 1.5 million, respectively.

        Certain potential common shares outstanding at March 31, 2000 and April 2, 1999 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 23.9 million at a weighted-average exercise price of $41.89 per share at March 31, 2000 and 11.4 million with a weighted-average exercise price of $50.29 per share at April 2, 1999.

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

        CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern received regulatory approval from the Surface Transportation Board (STB) to exercise joint control over Conrail in August 1998 and subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

        The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements that took effect on June 1, 1999. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information

        Summary financial information for Conrail for its fiscal periods ended March 31, 2000 and 1999, and at December 31, 1999, is as follows:


                                                                      Quarters Ended
                                                               ------------------------------
                                                               March 31,        March 31,
                                                                  2000             1999
                                                               -----------    ---------------
Income Statement Information:
     Revenues                                                    $     259       $     916
     Income from Operations                                             60             146
     Net Income                                                         65              76


                                                                           As Of
                                                               -------------------------------

                                                               March 31,        December 31,
                                                                  2000              1999
                                                               -----------     ---------------
Balance Sheet Information:
   Current Assets                                              $      705      $      669
   Property and Equipment and Other Assets                          7,662           7,714
   Total Assets                                                     8,367           8,383
   Current Liabilities                                                825             863
   Long-Term Debt                                                   1,287           1,302
   Total Liabilities                                                4,483           4,564
   Stockholders' Equity                                             3,884           3,819


        Comparisons of Conrail's operating results for the quarters ended March 31, 2000 and 1999 reflect the significant changes in its business that occurred as a result of the integration with CSX and Norfolk Southern in June 1999. Revenues and expenses for the 1999 quarter were derived principally from freight linehaul operations over the entire Conrail network. Results for the 2000 quarter reflect Conrail's post-integration business, with revenues consisting primarily of operating fees, equipment rents, and shared area usage fees derived from CSX and Norfolk Southern, and expenses consisting of salaries and wages, rents, depreciation, and other costs reflective of the new operations. Results for the 2000 quarter also include a non-recurring gain of $61 million before tax, $37 million after tax, on the sale of property. To reflect the fair value write-up arising from the Conrail acquisition, CSX excluded approximately $16 million of the after-tax gain on this transaction in recording its equity in Conrail's net income.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

CSX's Accounting for its Investment in and Integrated Rail Operations with
--------------------------------------------------------------------------
Conrail
-------
        CSX and Norfolk Southern assumed substantially all of Conrail's customer freight contracts at the June 1999 integration date. CSX's rail and intermodal operating revenue since that date include revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Rail operating expenses after the integration also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting. Prior to integration, CSX recorded its share of Conrail's net income, less amortization of the fair value write-up, and acquisition and transition expenses, in other income (expense) in the Consolidated Statement of Earnings.

Transactions With Conrail
-------------------------

        The agreement under which CSX operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSX's option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSX cover varying terms. CSX is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

        At March 31, 2000 and December 31, 1999, CSX had $26 million and $53 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At March 31, 2000 and December 31, 1999, Conrail had advanced $87 million and $93 million, respectively, to CSX under this arrangement at interest rates of 6.3% and 5.6%, respectively. CSX also had amounts payable to Conrail of $118 million and $105 million at March 31, 2000 and December 31, 1999, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

        In  December  1999,  CSX  sold  certain  assets  comprising   Sea-Land's
international liner business to A. P. Moller-Maersk Line (Maersk). The international liner business operated approximately 75 container vessels and 200,000 containers in worldwide trades and comprised a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing adjustment to the sales price based on the final amount of working capital conveyed, and the loss includes estimates of costs to terminate various contractual obligations of the company. These matters will affect the final determination of the loss on sale. While the Company is in discussions about these matters with Maersk, it is expected that the parties ultimately will seek to resolve these issues through third-party arbitration. Such arbitration is expected to be resolved before year-end. Management is not yet in a position to assess fully the likely outcome of this process.

        CSX retained the container-shipping business serving the U.S. domestic trade and part of the company's international terminal operations and manages them separately. Management reporting and performance measures for these businesses have been developed for fiscal year 2000. The company revised its disclosures under FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the first quarter of 2000 to report these as separate business segments; however, it is not practicable to provide comparative segment disclosures for the prior year.

NOTE 6.  ACCOUNTS RECEIVABLE

        The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At March 31, 2000, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $50 million through the conduit programs.

        At March 31, 2000 and December 31, 1999, the company had sold $347 million of accounts receivable; $300 million through the securitization program and $47 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees. Losses recognized on the sale of accounts receivable totaled $8 million for the quarters ended March 31, 2000 and April 2, 1999.

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

NOTE 7.  OPERATING EXPENSE


                                                               Quarters Ended
                                                          --------------------------
                                                          March 31,       April 2,
                                                             2000           1999
                                                          -----------     ----------
       Labor and Fringe Benefits                          $     778       $    827
       Materials, Supplies and Other                            476            621
       Conrail Operating Fee, Rent & Services                    95              -
       Building and Equipment Rent                              200            307
       Inland Transportation                                    117            257
       Depreciation                                             141            167
       Fuel                                                     160             86
                                                          -----------     ----------

           Total                                          $   1,967       $  2,265
                                                          ===========     ==========


NOTE 8.  OTHER INCOME (EXPENSE)


                                                                   Quarters Ended
                                                               ------------------------
                                                              March 31,      April 2,
                                                                 2000          1999
                                                              -----------   -----------
       Interest Income                                        $    16       $     14
       Income (Loss) from Real Estate and Resort                    1             (7)
       Operations(1)
       Net Losses from Accounts Receivable Sold                    (8)            (8)
       Minority Interest                                           (8)            (9)
       Income (Loss) from Investment in Conrail - Net               -            (28)
       Equity Earnings (Loss) of Other Affiliates                  (5)             7
       Foreign Currency Gain                                        1              5
       Miscellaneous                                               (2)            (9)
                                                              -----------   -----------

           Total                                              $    (5)       $   (35)
                                                              ===========   ===========

 (1) Gross revenue from real estate and resort operations was $29 million and $19 million for the quarters ended March 31, 2000 and April 2, 1999, respectively.

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

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions for a new trial and for judgment notwithstanding the verdict as to the April 8 judgment.

        The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

        CSXT continues to pursue an aggressive legal strategy. Management believes that an adverse outcome, if any, is not likely to be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

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

Self-Insurance, Continued
-------------------------

portion of the insurance coverage, $25 million limit above $100 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

Environmental
-------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 104 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 31, 2000, and December 31, 1999, were $49 million and $53 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 31, 2000 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Other Legal Proceedings
-----------------------

        A number of legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of environmental investigations, lawsuits and claims against the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the company's consolidated financial position, results of operations or cash flows. The company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

NOTE 10.  BUSINESS SEGMENTS

        The company operates in five business segments: Rail, Intermodal, Domestic Container Shipping, International Terminals, and Contract Logistics. The Rail segment provides rail freight transportation over a network of more than 23,400 route miles in 23 states, the District of Columbia and two Canadian provinces. The Intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The Domestic Container Shipping segment consists of a fleet of 16 ocean vessels and 27,000 containers serving the trade between ports on the United States mainland and Alaska, Guam, Hawaii and Puerto Rico. The International Terminals segment operates container freight terminal facilities at 12 locations in Hong Kong, China, Australia, Europe, and the Dominican Republic. Prior to the sale of its international liner operations in December 1999 (see Note 5), Marine Services (formerly known as the Container Shipping segment) provided global transportation services via a fleet of 91 container ships and more than 220,000 containers. The Contract Logistics segment provides customized logistics solutions, including inventory management, distribution, warehousing, assembly and just-in-time delivery. The company's segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the Rail and Intermodal segments are viewed on a combined basis as Surface Transportation operations and the Domestic Container Shipping and International Terminals segments are viewed on a combined basis as Marine Services operations.

        The company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations, excluding the effects of non-recurring charges and gains. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note
1), except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment's joint venture businesses in operating expense. These amounts are reclassified in CSX's consolidated financial statements to

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  BUSINESS SEGMENTS, Continued

other income (expense) to conform to the customary reporting presentation under generally accepted accounting principles. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, that is, at current market prices.

          Business segment information for the quarters ended March 31, 2000 and April 2, 1999 is as follows:

Quarter ended March 31, 2000:
-----------------------------



                                                               Marine Services*
                                                         ---------------------------
                                    Surface Transportation   Domestic
                                    ----------------------   Container International      Contract
                                    Rail   Intermodal Total  Shipping  Terminals    Total Logistics  Totals
                                    -------------------------------------------------------------------------
Revenues from external customers    $1,515     $283   $1,798     $162      $74       $236   $113     $2,147
Intersegment revenues                    -        5        5        -        -          -     13         18
Segment operating income(loss)         147       13      160       (1)      14         13      7        180
Assets                              12,976      389   13,365      338      720      1,058    181     14,604




Quarter ended April 2, 1999:


                                    Surface Transportation
                                    ----------------------      Marine     Contract
                                    Rail   Intermodal  Total    Services* Logistics  Totals
                                    --------------------------------------------------------
Revenues from external customers    $1,297     $163   $1,460    $  973      $108   $  2,541
Intersegment revenues                    -        6        6         -        12         18
Segment operating income(loss)         266        7      273       (12)        9        270
Assets                              11,982      205   12,187     2,344       149     14,680


* In December 1999, CSX sold the assets comprising the international liner business of Sea-Land. Operating revenue and expenses related to assets sold are included in the Marine Services segment in 1999, distorting comparisons to 2000. The company reports the retained businesses as separate segments starting in the first quarter of 2000; however, it is not practicable to provide comparative segment disclosures for the prior year.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  BUSINESS SEGMENTS, Continued

        A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                        March 31,           April 2,
                                                       ------------        ---------
                                                          2000               1999
                                                       -----------         ---------
Revenues:
--------
Total external revenues for business segments          $    2,147          $  2,541
Intersegment revenues for business segments                    18                18
Elimination of intersegment revenues                          (18)              (18)
                                                       -----------         ---------
     Total consolidated revenues                       $    2,147          $  2,541
                                                       ===========         =========

Operating Income:
----------------
Total operating income for business segments           $      180          $    270
Reclassification of minority interest expense for
  international terminals segment                               8                 9
Unallocated corporate expenses                                 (8)               (3)
                                                       -----------         ---------
     Total consolidated operating income               $      180          $    276
                                                       ===========         =========

Assets:
------
Assets for Business Segments                           $   14,604          $ 14,680
Investment in Conrail                                       4,668             4,811
Elimination of Intercompany Receivables                      (289)             (151)
Non-segment Assets                                          1,542             1,209
                                                       -----------         ---------
                                                       $   20,525          $ 20,549
                                                       ===========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

        CSX follows a 52/53-week fiscal calendar. Fiscal year 2000 consists of 52 weeks, and fiscal year 1999 consisted of 53 weeks. The quarter ended March 31, 2000 consisted of 13 weeks and the quarter ended April 2, 1999 consisted of 14 weeks.

First Quarter 2000 Compared with 1999
-------------------------------------

        CSX reported net earnings of $29 million, 14 cents per share, for the quarter ended March 31, 2000. In the prior year, the company earned $75 million, 36 cents per share, excluding a one-time, non-cash after-tax charge of $49 million, 24 cents per share, to recognize the cumulative effect of adopting a new accounting rule related to second-injury fund assessments at its container-shipping unit. Including the cumulative effect of the accounting change, earnings for the 1999 quarter were $26 million, 12 cents per share.

        Several significant factors affect the comparability of CSX's first quarter 2000 operating results with the prior year. First quarter 1999 preceded the company's integration with Conrail and, accordingly, rail and intermodal results for that period do not include revenues and expenses associated with operations over CSX's allocated portion of the Conrail network. Additionally, CSX sold its international container-shipping liner business and certain container terminal facilities in December 1999. Operating results for first quarter 1999 included substantial revenues and expenses from those operations. Finally, as mentioned above, under the company's fiscal calendar, first quarter 1999 included an extra week compared to first quarter 2000.

        Operating income for the first quarter of 2000 totaled $180 million, compared with $276 million in the first quarter of 1999. Operating revenue of $2.15 billion was 16% below the prior year quarter, while operating expense of $1.97 billion was 13% lower. The reductions in revenue and expense compared to 1999 result primarily from the business changes created by the Conrail integration and the international container-shipping sale and are discussed in more detail in the following analysis of segment results.

Surface Transportation Results
------------------------------

Rail

        Rail operating income for the first quarter of 2000 totaled $147 million, compared to $266 million in the prior year quarter. Operating revenue totaled $1.52 billion, an increase of $218 million, or 17%, due to the Conrail integration and relatively strong demand across most commodity groups. Operating expense increased $337 million, or 33%, to $1.37 billion. As discussed below, both revenues and expenses were adversely affected by significant congestion on key parts of the CSX network.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

        The following table provides rail carload and revenue data by service group and commodity for the quarters ended March 31, 2000 and April 2, 1999:

                                                Carloads                  Revenue
                                              (Thousands)          (Millions of Dollars)
                                          ---------------------    ----------------------
                                         March 31,    April 2,    March 31,    April 2,
                                            2000        1999         2000        1999
                                         -----------  ---------   -----------  ---------

Merchandise
    Phosphates and Fertilizer                  131         148    $     92     $    90
    Metals                                      91          72         107          82
    Food and Consumer Products                  41          34          53          39
    Paper and Forest Products                  137         121         168         137
    Agricultural Products                       92          76         122         104
    Chemicals                                  149         121         247         205
    Minerals                                   101         101          95          92
    Government                                   3           3           5           7
                                         -----------  ---------   -----------  ---------
    Total Merchandise                          745         676         889         756

Automotive                                     158         119         227         154

Coal, Coke & Iron Ore
    Coal                                       396         396         371         353
    Coke                                        12          12          12          12
    Iron Ore                                     8           7           7           7
                                         -----------  ---------   -----------  ---------

    Total Coal, Coke & Iron Ore                416         415         390         372

      Other                                      -           -           9          15
                                         -----------  ---------   -----------  ---------

Total Rail                                   1,319       1,210    $  1,515     $  1,297
                                         ===========  =========   ===========  =========

        Overall freight revenue was significantly higher than the first quarter of 1999 due to the Conrail integration, although the increase in coal revenue was tempered by mild winter weather in the East and continuing weakness in export coal shipments. Merchandise demand was strong, particularly in the chemicals, metals, food and consumer products, and paper and forest products commodity groups. Automotive revenue was up significantly, benefiting from the Conrail integration, continued strength in U.S. vehicle production, and rate increases on some auto shipments.

         Since the integration of Conrail, CSX's rail unit has experienced operating difficulties and diminished service performance, particularly in high-volume corridors of its network and during periods of peak traffic demand. Key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals and classification yards have not shown sustainable improvement. As a result, the unit continued to experience lost revenues during the first quarter as customers diverted traffic to trucks or other carriers. Operating expenses include significant costs related to the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

congestion problems, including lease costs for higher numbers of locomotives and freight cars on the system and incremental labor costs for train crews and yard personnel. Significantly higher fuel prices and cost-of-living increases for union employees under previously-negotiated contracts also had a substantial effect on operating expenses for the quarter. The average price per gallon of diesel fuel was 86 cents vs. 45 cents in the prior year quarter, accounting for $66 million of the increase in rail operating expense. As discussed in a later section of Management's Discussion and Analysis, CSX has various initiatives underway to relieve congestion, improve operations, and reduce operating expenses.

Intermodal

        Intermodal operating income totaled $13 million for the first quarter of 2000, compared to $7 million in the prior year quarter. Revenue for the quarter increased $119 million, or 70%, to $288 million. Operating expense increased $113 million, or 70%, to $275 million. These increases reflect the Conrail integration, as well as new business associated with a contract signed last year with a major intermodal customer. International container traffic continued to show strength during the quarter; however, significant domestic container business was lost to trucks and other carriers due to service problems and price competition.

Marine Services Results
-----------------------

        Following the sale of its international container-shipping liner business in 1999, CSX has redefined the retained portions of its container-shipping business to consist of a Domestic Container Shipping segment and an International Terminals segment. These segments are being managed as separate businesses, and operating results for the first quarter of 2000 are presented separately for each segment. It is not practicable to provide results for these segments for the comparable period of 1999. For reporting purposes, these businesses are also viewed in the aggregate as Marine Services. Prior year results for the Marine Services grouping include the two retained businesses and the international liner business that was sold. The Domestic Container Shipping unit operates 16 vessels and 27,000 containers along six service routes between the continental United States and Alaska, Guam, Hawaii, and Puerto Rico. The International Terminals unit operates container freight terminals at 12 locations in Hong Kong, China, Australia, Europe, Russia, and Latin America.

        Revenue from Marine Services operations totaled $236 million for the first quarter of 2000, vs. $973 million for the 1999 quarter. Operating expenses totaled $223 million, compared to $985 million in the prior year. Operating income for first quarter 2000 was $13 million, compared to a loss of $12 million in 1999. The significant declines in revenue and expense reflect the international liner sale. That transaction also accounted for the significant improvement in operating income as the international business operated at a loss in the prior year under substantial rate pressure and seasonal traffic weakness. Prior year results for the Marine Services grouping reflect certain reclassifications to conform with the presentation for fiscal year 2000.

Domestic Container Shipping

        The domestic container shipping unit reported an operating loss of $1 million for the first quarter of fiscal 2000 on operating revenue of $162 million. The unit's domestic ocean trades are stable environments,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Marine Services Results, Continued
----------------------------------

Domestic Container Shipping, Continued

with business growth rates reflective of growth rates of the U.S. economy. The first quarter is typically seasonally weak, with subsequent quarters steadily growing stronger. First quarter results were moderately favorable to expectations, despite the fact that operating expenses were adversely affected by higher fuel prices.

International Terminals

        The international terminals unit reported operating income of $14 million for the first quarter on operating revenue of $74 million. The business enjoys a strong market position in the growing global container market and benefited in particular from strong container traffic through its Hong Kong terminal locations.

Contract Logistics Results
--------------------------

        The contract logistics unit reported operating income of $7 million for the first quarter of 2000, compared to $9 million for the prior year quarter. Operating revenue increased slightly, from $120 million to $126 million, while operating expenses increased from $111 million to $119 million. First quarter results were affected by higher fuel costs and expenses associated with the start-up of several new customer contracts.

FINANCIAL CONDITION

        Cash, cash equivalents and short-term investments totaled $666 million at March 31, 2000, a decrease of $308 million since December 31, 1999. The balance at the end of fiscal 1999 was significantly higher than normal, reflecting planned levels to ensure liquidity over year-end in light of the Year 2000 date change and the fact that the company had not fully utilized the proceeds from the sale of its international container-shipping business to reduce short-term debt.

        Primary sources of cash and cash equivalents during the first quarter of 2000 were normal transportation operations and a non-recurring dividend received on the company's investment in a railcar leasing venture. Operations used $1 million of cash during the quarter, reflecting customary seasonal weakness and the decline in operating income. The railcar venture dividend totaled $49 million. Approximately half of the dividend related to CSX's direct interest in the venture and was reported as cash provided by other investing activities. The remaining half of the dividend related to CSX's allocated interest within Conrail; that amount was received by Conrail and transferred to CSX through the related party advance arrangement described in the Notes to the Consolidated Financial Statements. That portion appears in the Consolidated Statement of Cash Flows as a reduction of net repayments of short-term debt. Primary uses of cash and cash equivalents during the quarter were property additions, repayments of short-term and long-term debt, and the payment of dividends on the company's outstanding common stock.

        CSX's working capital deficit at March 31, 2000 was $935 million, roughly level with the deficit at December 31, 1999. The working capital deficit at both dates included approximately $350 million in current maturities of long-term debt, approximately $250 million of which are scheduled for the third quarter. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued

continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

        Under its normal equipment financing programs, the company's rail unit expects to close approximately $200 million in long-term financing on locomotives and railcars in the second and third quarters of 2000. CSX also has $400 million of remaining capacity under a shelf registration that may be used to issue debt or other securities at the company's discretion.

FINANCIAL DATA

                                                  (Millions of Dollars)
                                               -----------------------------
                                                 March 31,     December 31,
                                                   2000            1999
                                               -------------- ---------------
Cash, Cash Equivalents and
  Short-Term Investments                       $      666      $     974
Commercial Paper Outstanding -
  Short-Term                                   $      493      $     574
Commercial Paper Outstanding -
  Long-Term                                    $      800      $     800
Working Capital (Deficit)                      $     (935)     $    (910)

Current Ratio                                           .7             .7
Debt Ratio                                             55 %           53 %
Ratio of Earnings to Fixed Charges                    1.2 x          1.1 x

OUTLOOK

        With the sale of its international container-shipping liner business in the fourth quarter of 1999, CSX's strategic emphasis is overwhelmingly oriented toward its core rail and intermodal businesses. Financial performance during the second quarter and the balance of fiscal 2000 will be largely dependent on the company's success in achieving operational improvements that restore fluidity on the rail network, improve customer service, eliminate substantial excess costs, and allow the realization of planned merger synergies. Management expects to make steady progress toward these goals as the year progresses.

        Entering the second quarter of 2000, merchandise and automotive traffic remain strong, and coal traffic is showing some signs of strengthening. On the other hand, domestic intermodal traffic continues to reflect weakness attributable to service issues and pricing competition. The company expects to implement price increases on rail and intermodal shipments where appropriate and competitively feasible, particularly where traffic demand is creating capacity constraints on the system. Fuel prices have moderated over the past month, but are expected to remain at levels significantly higher than the prior year.

        The domestic container shipping business should move into positive earnings territory in the second quarter as seasonal traffic demand picks up and the U.S. economy remains strong. The international terminals business is expected to report steady or improved earnings as container volumes remain strong in Hong Kong and other key terminal locations. The contract logistics unit continues to benefit from a growing market for

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK, Continued

third party logistics services and should see earnings improve as certain new contract start-up expenses incurred in the first quarter begin to wind down.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background
----------

        CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern received regulatory approval from the Surface Transportation Board (STB) to exercise joint control over Conrail in August 1998 and subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

        The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements that took effect on June 1, 1999. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

Accounting and Financial Reporting Effects
------------------------------------------

        CSX and Norfolk Southern assumed substantially all of Conrail's customer freight contracts at the June 1999 integration date. CSX's rail and intermodal operating revenue since that date include revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Rail operating expenses after the integration also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting. Prior to integration, CSX recorded its share of Conrail's net income, less amortization of the fair value write-up, and acquisition and transition expenses, in other income (expense) in the Consolidated Statement of Earnings.

Operating and Financial Effects
-------------------------------

        The integration of Conrail in June 1999 initially resulted in congestion and traffic delays on parts of the new CSX network and on the shared areas operated by Conrail. Although substantial progress was made during the summer of 1999 in stabilizing post-integration operations and restoring service levels, these improvements have not been sustained across the CSX system. Network disruptions created by Hurricane Floyd in September 1999, followed by heavy seasonal traffic build-up in the fourth quarter, adversely affected rail and intermodal operating and service recovery efforts. As peak traffic levels subsided and the company implemented network simplification plans throughout the system, congestion problems eased and service levels improved in key areas. During the first quarter of 2000, overall operations on the northern portion of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Operating and Financial Effects, Continued
------------------------------------------

the CSX system (generally the lines allocated to CSX in the Conrail acquisition) improved; however, operations in the south deteriorated. From a systemwide perspective, key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals and classification yards did not show sustainable improvement during the quarter. As a result, the company continued to experience lost rail and intermodal revenue opportunities, significant incremental operating costs, and delays in realizing merger synergies.

        In April 2000, CSX announced a number of key management changes at its rail unit aimed at accelerating the pace of operational and service recovery. The company has a number of initiatives underway to achieve this goal. Although progress is expected to be gradual, management expects steady improvement over the coming quarters will result in improved network fluidity across the system in adequate time to meet peak traffic demand in the fall. In conjunction with the operational and service improvement initiatives, efforts are being focused on reducing operating costs and realizing planned merger synergies that will deliver significant improvements in earnings and cash flow. The company is also closely reviewing its pricing policies and implementing rate increases where competitively appropriate.

        Management believes that steady improvement across the rail network will be achieved, leading to increased customer satisfaction, the return of business which had been diverted to other modes of transportation, and improved financial performance. However, there can be no assurance that these objectives will be met, or met within a specified time frame.

Conrail's Results of Operations
-------------------------------

        Comparisons of Conrail's operating results for the quarters ended March 31, 2000 and 1999 reflect the significant changes in its business that occurred as a result of the integration with CSX and Norfolk Southern in 1999. Revenues and expenses for the 1999 quarter were derived principally from freight linehaul operations over the entire Conrail network. Results for the 2000 quarter reflect Conrail's post-integration business, with revenues consisting primarily of operating fees, equipment rents, and shared area usage fees derived from CSX and Norfolk Southern, and expenses consisting of salaries and wages, rents, depreciation, and other costs reflective of the new operations. Conrail reported net income of $65 million on revenues of $259 million for the first quarter of 2000, compared to net income of $76 million on revenues of $916 million for the prior year quarter. Results for the first quarter of 2000 benefited from a non-recurring gain on the sale of property of $61 million, $37 million after-tax.

        Conrail's operating activities required a net use of cash of $112 million in the first quarter of 2000, compared with net cash provided by operations of $170 million in the first quarter of 1999. The net use of cash in the first quarter of 2000 resulted primarily from significant payments of one-time items owed to CSX and Norfolk Southern. The decline in cash provided by operations also reflected lower operating income resulting from Conrail's post-integration structure and operations.

        Conrail's working capital deficit was $120 million at March 31, 2000, compared with $194 million at December 31, 1999. The working capital deficit at both dates includes slightly more than $300 million in long-term debt maturities, the majority of which will be paid in the second quarter and is expected to require CSX

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail's Results of Operations, Continued
------------------------------------------

and Norfolk Southern to repay some of their borrowings from Conrail under the related party advance arrangements. Conrail expects to have sufficient cash flow to meet its ongoing obligations.

SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

        In  December  1999,  CSX  sold  certain  assets  comprising   Sea-Land's
international liner business to A. P. Moller-Maersk Line (Maersk). The international liner business operated approximately 75 container vessels and 200,000 containers in worldwide trades and comprised a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing adjustment to the sales price based on the final amount of working capital conveyed, and the loss includes estimates of costs to terminate various contractual obligations of the company. These matters will affect the final determination of the loss on sale. While the Company is in discussions about these matters with Maersk, it is expected that the parties ultimately will seek to resolve these issues through third-party arbitration. Such arbitration is expected to be resolved before year-end. Management is not yet in a position to assess fully the likely outcome of this process.

        CSX retained the container-shipping business serving the U.S. domestic trade and part of the company's international terminal operations and manages them separately. Management reporting and performance measures for these businesses have been developed for fiscal year 2000. The company revised its disclosures under FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," in the first quarter of 2000 to report these as separate business segments; however, it is not practicable to provide comparative segment disclosures for the prior year.

OTHER MATTERS

Federal Railroad Administration Track Audit
-------------------------------------------

        In March 2000, the Federal Railroad Administration (FRA) released a draft report of the results of a two-week audit of track conditions on CSX's rail system. The audit, which began on February 22, identified track defects on certain portions of the system, the nature of which led the FRA to question the effectiveness of the quality control procedures in CSX's track maintenance and inspection programs. CSX responded to the findings immediately by making necessary track repairs and by restricting train speeds on certain portions of track until repairs could be completed.

        As a result of the audit, CSX and the FRA entered into a Safety Compliance Agreement in April 2000 that includes measures to improve the railroad's track inspection and maintenance processes. Under the agreement, which is effective though May 1, 2001, CSX will increase the frequency of automated track inspections, enhance management oversight of track inspection and large scale maintenance operations, and implement a new track inspection procedures manual developed in a joint effort with the FRA and Brotherhood of Maintenance of Way Employees.

        CSX estimates that it will incur approximately $20 million to $30 million in additional costs over the remainder of fiscal year 2000 to address the issues raised in the audit and the commitments made in the Safety

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued

Federal Railroad Administration Track Audit, Continued
------------------------------------------------------

Compliance Agreement. The company is in the process of refining those cost estimates and expects that a portion will represent operating expenses for fiscal 2000 and a portion will consist of capital expenditures to be depreciated over the useful life of the related track improvements.

Surface Transportation Board Moratorium on Rail Merger Applications
-------------------------------------------------------------------

        In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The moratorium precluded the anticipated filing of an application by the Burlington Northern Santa Fe (BNSF) and Canadian National (CN) railroads to combine their respective systems. The moratorium is intended to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, given the lingering difficulties and service issues attributable to recent rail mergers. In the STB's public hearings on the matter, particular concern was expressed that a combination by BNSF and CN might precipitate further merger activity among other Class I railroads at an unstable time in the industry. The STB's decision had the support of CSX and other major railroads, as well as many shippers and other constituents of the rail industry. BNSF and CN are currently challenging the STB decision in the federal courts.

Federal Court Decision Affecting Coal Mining Operations
-------------------------------------------------------

        In October 1999, a federal district court judge ruled that certain mountaintop coal mining practices in West Virginia were in violation of the federal Clean Water Act and the federal Surface Mining and Control Reclamation Act. The decision, which is currently under appeal, could adversely affect CSX's coal traffic and revenues if upheld.

Litigation
----------

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

        In October 1997, the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. In February 1999, the Louisiana Supreme Court issued a further decision, authorizing and instructing the trial court to enter individual punitive damages judgments in favor of the 20 plaintiffs who had received awards of compensatory damages, in amounts representing an appropriate share of the jury's award. The trial court on April 8, 1999 entered judgment awarding approximately $2 million in compensatory damages and approximately $8.5 million in punitive damages to those 20 plaintiffs. Approximately $6.2 million of the punitive damages awarded were assessed against CSXT. CSXT then filed post-trial motions for a new trial and for judgment notwithstanding the verdict as to the April 8 judgment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued

Litigation, Continued
---------------------

        The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond in the amount of $895 million, which will allow it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In early July, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

        CSXT continues to pursue an aggressive legal strategy. Management believes that an adverse outcome, if any, is not likely to be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.
               --------------------------------------------------


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

        Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) costs and operating difficulties related to the integration of Conrail may not be eliminated or resolved within the time frame currently anticipated; (ii) revenue and cost synergies expected from the integration of Conrail may not be fully realized or realized within the timeframe anticipated; (iii) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company; (iv) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the businesses of the company; (v) possible additional consolidation of the rail industry in the near future may adversely affect the operations and business of the company; and (vi) changes may occur in the securities and capital markets.

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

Dated:  May 12, 2000