Form 10-Q
period 2000-06-30
CSX CORP
filed 2000-08-04
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarter ended June 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 30, 2000: 218,755,299 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      INDEX




                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.         Consolidated Statement of Earnings-
             Quarters and Six Months Ended June 30, 2000 and July 2, 1999    3

2.         Consolidated Statement of Cash Flows-
             Six Months Ended June 30, 2000 and July 2, 1999                 4

3.         Consolidated Statement of Financial Position-
             At June 30, 2000 and December 31, 1999                          5

Notes to Consolidated Financial Statements                                   6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                          17


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                29

Item 6.  Exhibits and Reports on Form 8-K                                   30

Signature                                                                   30

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                                (Unaudited)
                                                 Quarters Ended             Six Months Ended
                                           ---------------------------  --------------------------
                                            June 30,        July 2,      June 30,       July 2,
                                              2000           1999          2000          1999
                                           ------------   ------------  ------------  ------------

Operating Revenue                           $    2,190    $    2,616     $   4,337    $   5,157

Operating Expense                                1,989         2,342         3,956        4,607
                                            -----------   ------------   -----------  -----------
Operating Income                                   201           274           381          550
Other Income (Expense)                              23            23            18          (12)
Interest Expense                                   137           127           271          260
                                            -----------   ------------   -----------  -----------
Earnings before Income Taxes                        87           170           128          278
Income Tax Expense                                  32            56            44           89
                                            -----------   ------------   -----------  -----------

Earnings before Cumulative Effect of
     Accounting Change                              55           114            84          189

Cumulative Effect on Prior Years of
     Accounting Change for Insurance-
     Related Assessments, Net of Tax                 -             -             -          (49)
                                            -----------   ------------   -----------  -----------

Net Earnings                                $       55    $      114     $      84    $     140
                                            ===========   ============   ===========  ===========

Earnings Per Share:
     Before Cumulative Effect of Accounting
       Change                               $      .26    $       .54    $      .40   $      .90
     Cumulative Effect of Accounting
       Change                                        -              -             -         (.24)
                                            -----------   ------------   -----------  -----------

     Including Cumulative Effect of
       Accounting Change                    $      .26    $       .54    $      .40   $      .66
                                            ===========   ============   ===========  ===========

Earnings Per Share, Assuming Dilution:
     Before Cumulative Effect of Accounting
       Change                               $      .26    $       .53    $      .40   $      .89
     Cumulative Effect of Accounting
       Change                                       -               -            -          (.23)
                                            -----------   ------------   -----------  -----------

     Including Cumulative Effect of
       Accounting Change                    $      .26    $       .53    $      .40   $      .66
                                            ===========   ============   ===========  ===========

Average Common Shares Outstanding
  (Thousands)                                  211,016       210,517       211,104      210,321
                                            ===========   ============   ===========  ===========

Average Common Shares Outstanding,
  Assuming Dilution (Thousands)                211,211       213,157       211,588      212,407
                                            ===========   ============   ===========  ===========

Cash Dividends Paid Per Common Share        $      .30    $       .30    $      .60   $      .60
                                            ===========   ============   ===========  ===========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                           (Unaudited)
                                                                         Six Months Ended
                                                                   -----------------------------
                                                                     June 30,        July 2,
                                                                      2000            1999
                                                                   -------------   -------------
OPERATING ACTIVITIES

  Net Earnings                                                      $        84     $       140
  Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Cumulative Effect of Accounting Change                                  -              49
      Depreciation                                                          293             335
      Deferred Income Taxes                                                  31              45
      Equity in Conrail Earnings - Net                                       (4)            (22)
      Other Operating Activities                                             52             (67)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                                  68            (255)
        Other Current Assets                                                (80)              -
        Accounts Payable                                                   (161)           (109)
        Other Current Liabilities                                          (287)             39
                                                                    ------------    ------------
        Net Cash Provided by Operating Activities                            (4)            155
                                                                    ------------    ------------

INVESTING ACTIVITIES
  Property Additions                                                       (422)           (562)
  Short-Term Investments - Net                                               99              71
  Other Investing Activities                                                (13)             35
                                                                    ------------    ------------
        Net Cash Used by Investing Activities                              (336)           (456)
                                                                    ------------    ------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                                    (105)            383
  Long-Term Debt Issued                                                     187             195
  Long-Term Debt Repaid                                                     (72)            (60)
  Cash Dividends Paid                                                      (131)           (130)
  Other Financing Activities                                                (37)              -
                                                                    ------------    ------------
        Net Cash Provided by Financing Activities                          (158)            388
                                                                    ------------    ------------
  Net Increase (Decrease) in Cash and Cash Equivalents                     (498)             87

CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                          626             105
                                                                    ------------    ------------

  Cash and Cash Equivalents at End of Period                                128             192
  Short-Term Investments at End of Period                                   267             357
                                                                    ------------    ------------
  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                                    $       395     $       549
                                                                    ============    ============

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                          (Unaudited)
                                                            June 30,      December 31,
                                                             2000            1999
                                                          ------------    -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments      $      395     $      974
    Accounts Receivable                                         1,135          1,135
    Materials and Supplies                                        278            220
    Deferred Income Taxes                                         127            135
    Other Current Assets                                          144             99
                                                           -----------    -----------
        Total Current Assets                                    2,079          2,563

  Properties                                                   17,750         17,526
  Accumulated Depreciation                                     (5,360)        (5,269)
                                                           -----------    -----------
       Properties-Net                                          12,390         12,257

  Investment in Conrail                                         4,667          4,663
  Affiliates and Other Companies                                  407            410
  Other Long-Term Assets                                          831            827
                                                           -----------    -----------
        Total Assets                                       $   20,374     $   20,720
                                                           ===========    ===========
LIABILITIES
  Current Liabilities
    Accounts Payable                                       $    1,051     $    1,197
    Labor and Fringe Benefits Payable                             425            436
    Current Portion of Casualty, Environmental and
      Other Reserves                                              249            271
    Current Maturities of Long-Term Debt                          364            349
    Short-Term Debt                                               469            574
    Other Current Liabilities                                     465            646
                                                           -----------    -----------
        Total Current Liabilities                               3,023          3,473

  Casualty, Environmental and Other Reserves                      781            767
  Long-Term Debt                                                6,296          6,196
  Deferred Income Taxes                                         3,251          3,227
  Other Long-Term Liabilities                                   1,329          1,301
                                                           -----------    -----------
        Total Liabilities                                      14,680         14,964
                                                           -----------    -----------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                      218            218
  Other Capital                                                 1,510          1,525
  Retained Earnings                                             3,987          4,034
  Accumulated Other Comprehensive Loss                            (21)           (21)
                                                           -----------    -----------
        Total Shareholders' Equity                              5,694          5,756
                                                           -----------    -----------
        Total Liabilities and Shareholders' Equity         $   20,374     $   20,720
                                                           ===========    ===========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "company") at June 30, 2000 and December 31, 1999, and the results of its operations and its cash flows for the quarters and six months ended June 30, 2000 and July 2, 1999, such adjustments being of a normal recurring nature. Certain prior year data have been reclassified to conform to the 2000 presentation.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2000 consists of 52 weeks ending on December 29, 2000. Fiscal year 1999 consisted of 53 weeks ended December 31, 1999. The financial statements presented are for the 13-week quarters ended June 30, 2000 and July 2, 1999, the 26-week period ended June 30, 2000, the 27-week period ended July 2, 1999, and as of December 31, 1999.

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

NOTE 3.  EARNINGS PER SHARE

        Earnings per share are based on the weighted average of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters and six months ended June 30, 2000 and July 2, 1999. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potential common shares outstanding that were dilutive during the period, principally arising from employee stock plans. For the fiscal quarters ended June 30, 2000 and July 2, 1999, potential common shares that were dilutive totaled .2 million and 2.6 million, respectively. For the six months ended June 30, 2000 and July 2, 1999, potentially dilutive shares totaled .5 million and
2.1 million.

        Certain potential common shares outstanding at June 30, 2000 and July 2, 1999 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 26.2 million at a weighted-average exercise price of $40.07 per share at June 30, 2000 and 7.0 million with a weighted-average exercise price of $50.79 per share at July 2, 1999.

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

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information
-----------------------------

        Summary financial information for Conrail for its fiscal periods ended June 30, 2000 and 1999, and at December 31, 1999, is as follows:

                                                 Quarters Ended           Six Months Ended
                                                    June 30,                  June 30,
                                               --------------------     ----------------------
                                                2000        1999          2000         1999
                                               --------    --------     ---------    ---------
Income Statement Information:
     Revenues                                      $246       $737         $505       $1,653
     Income (Loss) From Operations                   52        (61)         112           85
     Net Income (Loss)                               30        (63)          96           13

                                                              As Of
                                                  ------------------------------

                                                   June 30,       December 31,
                                                     2000             1999
                                                  ------------    --------------
Balance Sheet Information:
   Current Assets                                 $     509       $       669
   Property and Equipment and Other Assets            7,596             7,714
   Total Assets                                       8,105             8,383
   Current Liabilities                                  529               863
   Long-Term Debt                                     1,273             1,302
   Total Liabilities                                  4,191             4,564
   Stockholders' Equity                               3,914             3,819


        Comparisons of Conrail's operating results for the quarters ended June 30, 2000 and 1999 reflect the significant changes in its business that occurred as a result of the integration with CSX and Norfolk Southern in June 1999. Revenues and expenses for two months of the 1999 quarter and five months of the 1999 six-month period were derived principally from freight linehaul operations over the entire Conrail network. Results for the 2000 quarter and six months reflect Conrail's post-integration business, with revenues consisting primarily of operating fees, equipment rents, and shared area usage fees derived from CSX and Norfolk Southern, and expenses consisting of salaries and wages, rents, depreciation, and other costs reflective of the new operations.

        Conrail's results for the six months ended June 30, 2000 include a non-recurring gain of $61 million before tax, $37 million after tax, on the sale of property. To reflect the fair value write-up arising from the Conrail acquisition, CSX excluded approximately $16 million of the after-tax gain on this transaction in recording its equity in Conrail's net income. Conrail's operating results for the quarter and six months ended June 30, 1999 included non-recurring expenses totaling $173 million, $117 million after-tax, related to the integration with CSX and Norfolk Southern. These expenses included employee training expenses, costs to discontinue certain activities, an adjustment to reflect an increase in a state property tax rate, and an increase in casualty reserves, principally to reflect the method of settlement of certain casualty liabilities based on the agreement between CSX, Norfolk Southern, and Conrail. The increase in Conrail's casualty reserves was considered by the joint acquisition entity in its fair value allocation of Conrail's assets and liabilities and, accordingly, was excluded in determining the equity in Conrail's net income recorded by CSX.

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

Transactions With Conrail
-------------------------

        The agreement under which CSX operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSX's option for two additional five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSX cover varying terms. CSX is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

        At June 30, 2000 and December 31, 1999, CSX had $9 million and $53 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At June 30, 2000 and December 31, 1999, Conrail had advanced $34 million and $93 million, respectively, to CSX under this arrangement at interest rates of 6.4% and 5.6%, respectively. CSX also had amounts payable to Conrail of $90 million and $105 million at June 30, 2000 and December 31, 1999, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.  SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

        In  December  1999,  CSX  sold  certain  assets  comprising   Sea-Land's
international liner business to A. P. Moller-Maersk Line (Maersk). The international liner business operated approximately 75 container vessels and 200,000 containers in worldwide trades and comprised a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The loss recorded includes the estimated costs to terminate various contractual obligations of the company. These matters will affect the determination of the final loss on sale. The company is in discussions about these matters with Maersk and also has commenced third-party arbitration to resolve certain of the issues. Management is not yet in a position to assess fully the likely outcome of this process but believes it will prevail in the arbitration.

        CSX retained the container-shipping business serving the U.S. domestic trade and part of the company's international terminal operations and manages them separately. Management reporting and performance measures for these businesses have been developed for fiscal year 2000. The company has revised its disclosures under FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal year 2000 to report these as separate business segments; however, it is not practicable to provide comparative segment disclosures for the prior year.

NOTE 6.  ACCOUNTS RECEIVABLE

        The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At June 30, 2000, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $50 million through the conduit programs.

        At June 30, 2000 and December 31, 1999, the company had sold $347 million of accounts receivable; $300 million through the securitization program and $47 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees. Losses recognized on the sale of accounts receivable totaled $8 million and $16 million for the quarter and six months ended June 30, 2000, respectively, and $7 million and $15 million for the quarter and six months ended July 2, 1999, respectively.

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

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  OPERATING EXPENSE

                                              Quarters Ended              Six Months Ended
                                         --------------------------   --------------------------
                                          June 30,       July 2,       June 30,       July 2,
                                            2000           1999          2000          1999
                                         -----------    -----------   -----------   ------------

 Labor and Fringe Benefits                $      767    $      853     $   1,545    $    1,680
 Materials, Supplies and Other                   499           645           975         1,266
 Conrail Operating Fee, Rent and Services        101            46           196            46
 Building and Equipment Rent                     195           279           395           586
 Inland Transportation                           134           259           251           516
 Depreciation                                    138           159           279           326
 Fuel                                            155           101           315           187
                                          -----------   -----------    ----------   ------------
     Total                                $    1,989    $    2,342     $   3,956    $    4,607
                                          ===========   ===========    ==========   ============


NOTE 8.  OTHER INCOME (EXPENSE)

                                                  Quarters Ended         Six Months Ended
                                               ----------------------  ----------------------
                                                June 30,    July 2,    June 30,     July 2,
                                                  2000       1999        2000        1999
                                               ----------- ----------  ----------  ----------
Interest Income                                 $    12     $    10    $    28      $    24
Income from Real Estate and Resort
   Operations(1)                                     33          17         34           10
Net Investment Gain                                   -          27          -           27
Net Losses from Accounts Receivable Sold             (8)         (7)       (16)         (15)
Minority Interest                                   (12)        (10)       (20)         (19)
Income (Loss) from Investment in Conrail - Net        -         (14)         -          (42)
Miscellaneous                                        (2)          -         (8)           3
                                                ----------  ---------  ----------   ---------
    Total                                       $    23      $   23     $   18      $   (12)
                                                ==========  =========  ==========   =========

 (1) Gross revenue from real estate and resort operations was $68 million and $97 million for the quarter and six months ended June 30, 2000, respectively, and $52 million and $71 million for the quarter and six months ended July 2, 1999, respectively.

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

Environmental
-------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 110 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 240 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 30, 2000, and December 31, 1999, were $45 million and $53 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental, (Continued)
--------------------------

insurance recoveries. The majority of the June 30, 2000 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

NOTE 10.  BUSINESS SEGMENTS, Continued

        The company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations, excluding the effects of non-recurring charges and gains. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note
1), except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment's joint venture businesses in operating expense. These amounts are reclassified in CSX's consolidated financial statements to other income (expense). Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, that is, at current market prices.

        Business segment information for the quarters and six months ended June 30, 2000 and July 2, 1999 is as follows:

Quarter ended June 30, 2000:
----------------------------

                                                                    Marine Services*
                                      Surface Transportation  ---------------------------
                                   -------------------------- Domestic
                                                             Container International       Contract
                                    Rail   Intermodal Total   Shipping   Terminals  Total  Logistics  Totals
                                   -------------------------------------------------------------------------

Revenues from external customers   $1,548     $286     $1,834    $162      $75       $237    $119     $2,190
Intersegment revenues                   -        5          5       -        1          1      12         18
Segment operating income              138       20        158       4       18         22      11        191
Assets                             13,140      393     13,533     367      745      1,112     196     14,841


Quarter ended July 2, 1999:
---------------------------

                                        Surface Transportation
                                  -------------------------------  Marine    Contract
                                   Rail    Intermodal    Total    Services   Logistics  Totals
                                  ------------------------------------------------------------
Revenues from external customers  $1,334     $199       $1,533      $977      $106    $2,616
Intersegment revenues                  -        8            8         -        11        19
Segment operating income             208       16          224        30         9       263
Assets                            12,457      228       12,685     2,428       159    15,272

Six Months ended June 30, 2000:
-------------------------------

                                                                    Marine Services*
                                      Surface Transportation  ---------------------------
                                   -------------------------- Domestic
                                                             Container International       Contract
                                    Rail   Intermodal Total   Shipping   Terminals  Total  Logistics  Totals
                                   -------------------------------------------------------------------------
Revenues from external customers   $3,063      $569   $3,632     $324     $149       $473    $232    $4,337
Intersegment revenues                   -        10       10        -        1          1      25        36
Segment operating income              285        33      318        3       32         35      18       371
Assets                             13,140       393   13,533      367      745      1,112     196    14,841

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  BUSINESS SEGMENTS, Continued

Six Months ended July 2, 1999:
------------------------------

                                    Surface Transportation
                                -------------------------------  Marine     Contract
                                 Rail    Intermodal    Total    Services   Logistics  Totals
                                ------------------------------------------------------------
Revenues from external            $2,631     $362       $2,993    $1,950      $214    $5,157
customers
Intersegment revenues                  -       14           14         -        23        37
Segment operating income             474       23          497        18        18       533
Assets                            12,457      228       12,685     2,428       159    15,272

* In December 1999, CSX sold the assets comprising the international liner business of Sea-Land. Operating revenue and expenses related to assets sold are included in the Marine Services segment in 1999, distorting comparisons to 2000. The company reports the retained Domestic Container Shipping and International Terminals businesses as separate segments starting in the first quarter of 2000; however, it is not practicable to provide comparative segment disclosures for the prior year.

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                    Quarters Ended           Six Months Ended
                                               ------------------------   ---------------------
                                                June 30,     July 2,       June       July 2,
                                                   2000         1999       30, 2000     1999
                                               -----------  -----------   ---------  ----------
Revenues:
--------
Total external revenues for business segments    $  2,190    $  2,616      $  4,337   $  5,157
Intersegment revenues for business segments            18          19            36         37
Elimination of intersegment revenues                  (18)        (19)          (36)       (37)
                                                 -----------  ----------   ---------  ---------
     Total consolidated revenues                 $  2,190    $  2,616      $  4,337   $  5,157
                                                 ===========  ==========   =========  =========

Operating Income:
----------------
Total operating income for business segments     $    191    $    263      $    371   $    533
Reclassification of minority interest expense
  for International terminals segment                  12          10            20         19
Unallocated corporate expenses                         (2)          1           (10)        (2)
                                                 ---------  ---------      --------    ---------
     Total consolidated operating income         $    201    $    274      $    381   $    550
                                                 =========  =========      ========    =========

                                                 June 30,      July 2,
                                                   2000         1999
                                                ----------  ------------
Assets:
------
Assets for business segments                     $ 14,841    $ 15,272
Investment in Conrail                               4,667       4,820
Elimination of intercompany receivables              (162)       (187)
Non-segment assets                                  1,028       1,022
                                                -----------  -----------
    Total consolidated assets                    $ 20,374    $ 20,927
                                                 ==========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

        CSX follows a 52/53-week fiscal calendar. Fiscal year 2000 consists of 52 weeks, and fiscal year 1999 consisted of 53 weeks. The quarters ended June 30, 1999 and July 2, 1999 consisted of 13 weeks. The six-month period ended June 30, 2000 consisted of 26 weeks, while the six-month period ended July 2, 1999 consisted of 27 weeks.

Second Quarter 2000 Compared with 1999
--------------------------------------

        CSX reported net earnings of $55 million, 26 cents per share, for the quarter ended June 30, 2000. In the prior year, the company earned $114 million, 53 cents per share on a diluted basis.

        Several significant factors affect the comparability of CSX's second quarter 2000 operating results with the prior year. The company's integration of Conrail operations took place June 1, 1999 and, accordingly, rail and intermodal results for the second quarter 1999 include only one month of revenues and expenses associated with operations over CSX's allocated portion of the Conrail network. Additionally, CSX sold its international container-shipping liner business and certain container terminal facilities in December 1999. Operating results for second quarter 1999 included substantial revenues and expenses from those operations.

        Operating income for the second quarter of 2000 totaled $201 million, compared with $274 million in the second quarter of 1999. Operating revenue of $2.2 billion was 16% below the prior year quarter, while operating expense of $2.0 billion was 15% lower. The reductions in revenue and expense compared to 1999 result primarily from the business changes created by the Conrail integration and the international container-shipping sale and are discussed in more detail in the following analysis of segment results.

Surface Transportation Results
------------------------------

Rail

        Rail operating income for the second quarter of 2000 totaled $138 million, compared to $208 million in the prior year quarter. Operating revenue totaled $1.5 billion, an increase of $214 million, or 16%, due to the Conrail integration and relatively strong demand across most commodity groups. Operating expense increased $284 million, or 25%, to $1.4 billion. As discussed below, both revenues and expenses were adversely affected by significant congestion on key parts of the CSX network and costs incurred to regain network fluidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

        The following tables provide rail carload and revenue data by service group and commodity for the quarters and six months ended June 30, 2000 and July 2, 1999:

                                                Carloads                  Revenue
                                             Quarter Ended             Quarter Ended
                                              (Thousands)          (Millions of Dollars)
                                          ---------------------    ----------------------
                                          June 30,    July 2,      June 30,    July 2,
                                            2000        1999         2000        1999
                                         -----------  ---------   -----------  ---------
Merchandise
    Phosphates and Fertilizer                  123         128     $    75     $    78
    Metals                                      90          78         107          88
    Food and Consumer Products                  39          35          55          41
    Paper and Forest Products                  135         121         169         142
    Agricultural Products                       87          73         117         100
    Chemicals                                  154         129         255         219
    Minerals                                   117         109         104          99
    Government                                   3           3          10           9
                                         -----------  ---------   -----------  ---------
    Total Merchandise                          748         676         892         776

Automotive                                     158         132         238         177

Coal, Coke and Iron Ore
    Coal                                       409         377         383         344
    Coke                                        12          15          13          13
    Iron Ore                                    13          22           7          13
                                         -----------  ---------   -----------  ---------
    Total Coal, Coke and Iron Ore              434         414         403         370

      Other                                      -           -          15          11
                                         -----------  ---------   -----------  ---------
Total Rail                                   1,340       1,222     $ 1,548     $ 1,334
                                         ===========  =========   ===========  =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

                                                Carloads                  Revenue
                                            Six Months Ended         Six Months Ended
                                              (Thousands)          (Millions of Dollars)
                                          ---------------------    ----------------------
                                          June 30,    July 2,      June 30,    July 2,
                                            2000        1999         2000        1999
                                         -----------  ---------   -----------  ---------
Merchandise
    Phosphates and Fertilizer                  254         276    $    167     $   168
    Metals                                     181         150         214         170
    Food and Consumer Products                  80          69         108          80
    Paper and Forest Products                  272         242         337         279
    Agricultural Products                      179         149         239         204
    Chemicals                                  303         250         502         424
    Minerals                                   218         210         199         191
    Government                                   6           6          15          16
                                         -----------  ---------   -----------  ---------
    Total Merchandise                        1,493       1,352       1,781       1,532

Automotive                                     316         251         465         331

Coal, Coke and Iron Ore
    Coal                                       805         773         754         697
    Coke                                        24          27          25          25
    Iron Ore                                    21          29          14          20
                                         -----------  ---------   -----------  ---------
    Total Coal, Coke and Iron Ore              850         829         793         742

      Other                                      -           -          24          26
                                         -----------  ---------   -----------  ---------
Total Rail                                   2,659      2,432     $  3,063     $ 2,631
                                         ===========  =========   ===========  =========

        As mentioned above, overall freight revenue was significantly higher for the second quarter and first six months than in 1999 due to the Conrail integration. The increase in coal revenue was tempered by generally mild winter, spring, and early summer weather conditions in the East and continuing weakness in export coal shipments. Merchandise demand was generally strong, particularly in the chemicals, metals, food and consumer products, and paper and forest products commodity groups. Automotive revenue was up significantly, benefiting from the Conrail integration, continued strength in U.S. vehicle production, and rate increases on some auto shipments.

        Since the integration of Conrail, the railroad has experienced operating difficulties and diminished service performance, particularly in high-volume corridors of its network and during periods of peak traffic demand. Key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals or classification yards did not show sustainable improvement through the end of the first quarter of 2000. While significant improvements were realized during the second quarter, the rail unit experienced lost revenue during the second quarter and first half of the year as customers diverted traffic to trucks or other carriers. Operating expenses include significant costs related to the congestion problems, including lease costs for higher numbers of locomotives and freight cars on the system

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

and incremental labor costs for train crews and yard personnel. Significantly higher fuel prices and cost-of-living increases for union employees under previously-negotiated contracts also had a substantial effect on operating expenses for the quarter. As discussed in a later section of Management's Discussion and Analysis, the railroad undertook various initiatives during the second quarter to relieve congestion, improve operations, and reduce operating expenses. With these initiatives in place, substantial progress was made by the end of the second quarter in restoring network fluidity across the system.

Intermodal

        Intermodal operating income totaled $20 million for the second quarter of 2000, compared to $16 million in the prior year quarter. Revenue for the quarter increased $84 million, or 41%, to $291 million. Operating expense increased $80 million, or 42%, to $271 million. These increases reflect the Conrail integration, as well as new business associated with a contract signed last year with a major intermodal customer. International container traffic remained relatively strong during the quarter; however, domestic container revenues continued to be adversely affected by business lost to trucks and other carriers as a result of service problems and by price competition.

Marine Services Results
-----------------------

        Following the sale of its international container-shipping liner business in 1999, CSX has redefined the retained portions of its container-shipping business to consist of a Domestic Container Shipping segment and an International Terminals segment. These segments are being managed as separate businesses, and operating results for the second quarter and first six months of 2000 are presented separately for each segment. It is not practicable to provide results for these segments for the comparable periods of 1999. For reporting purposes, these businesses are also viewed in the aggregate as Marine Services. Prior year results for the Marine Services grouping include the two retained businesses and the international liner business that was sold. The Domestic Container Shipping unit operates 16 vessels and 27,000 containers along six service routes between the continental United States and Alaska, Guam, Hawaii, and Puerto Rico. The International Terminals unit operates container freight terminals at 12 locations in Hong Kong, China, Australia, Europe, Russia, and Latin America.

        Revenue from Marine Services operations totaled $237 million for the second quarter of 2000, vs. $977 million for the 1999 quarter. Operating expenses totaled $215 million, compared to $947 million in the prior year. Operating income for second quarter 2000 was $22 million, compared to $30 million in 1999. The significant declines in revenue and expense reflect the international liner sale. That transaction also accounted for the significant improvement in operating ratio as the international business operated at a low margin in the prior year under substantial rate pressure and seasonal traffic weakness. Prior year results for the Marine Services grouping reflect certain reclassifications to conform with the presentation for fiscal year 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Domestic Container Shipping

        The domestic container shipping unit reported operating income of $4 million for the second quarter of fiscal 2000 on operating revenue of $162 million. Traffic demand was strong in the Alaska and Hawaii-Guam trade lanes, reflecting seasonal improvement. However, weakness in the Puerto Rico trade due to competitive pressures and a slower Puerto Rican economy negatively impacted earnings for the quarter.

International Terminals

        The international terminals unit reported operating income of $18 million for the second quarter on operating revenue of $76 million. International trade remained robust, with ongoing growth in world trade and the continued rebound of Asian economies. In addition to strong container traffic through its Hong Kong terminal, the unit benefited from continued productivity enhancements and improved capacity utilization at that facility.

Contract Logistics Results
--------------------------

        The contract logistics unit reported operating income of $11 million for the second quarter of 2000, compared to $9 million for the prior year quarter. Operating revenue increased from $117 million to $131 million, while operating expenses increased from $108 million to $120 million. The unit continued to benefit from steady growth in transportation and warehousing services and was able to offset the impact of higher fuel costs with pricing initiatives.

First Six Months 2000 Compared with 1999
----------------------------------------

        For the first six months of the year, earnings for the company totaled $84 million, 40 cents per share on a diluted basis, compared to $140 million, 66 cents per share on a diluted basis for the prior year period. The 1999 results included a $17 million after-tax gain, or 8 cents per share, on the June 1999 sale of the company's Grand Teton Lodge resort and an after-tax charge of $49 million, 23 cents per share, in the first quarter of 1999 to record the cumulative effect of an accounting change. As previously mentioned, the 2000 period covers 26 weeks of results, versus 27 weeks for the 1999 period. The additional week in 1999 was included in the first quarter.

        Operating revenue for the first six months of 2000 totaled $4.3 billion, compared to $5.2 billion in the prior year. Surface Transportation revenue increased $635 million, primarily as a result of the Conrail integration, while Marine Services revenue declined $1.5 billion as a result of the international liner sale.

        Operating income totaled $381 million for the first six months of 2000, versus $550 million for the comparable 1999 period. The decline in operating income was attributable to significantly higher rail operating expenses, including higher wage and benefit costs for the contract workforce, significantly higher fuel costs, and heavy spending associated with network congestion and initiatives to restore network fluidity. The impact of fuel price increases alone was responsible for $117 million in higher rail fuel expense compared to the first six months of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION
-------------------

        Cash, cash equivalents and short-term investments totaled $395 million at June 30, 2000, a decrease of $579 million since December 31, 1999. The balance at the end of fiscal 1999 was significantly higher than normal, reflecting planned levels to ensure liquidity over year-end in light of the Year 2000 date change and the fact that the company had not fully utilized the proceeds from the sale of its international container-shipping business to reduce short-term debt.

        Primary sources of cash and cash equivalents during the six months ended June 30, 2000 were normal transportation operations and the issuance of long-term debt. On a net basis, operations used $4 million of cash for the six-month period, reflecting the decline in operating income and the utilization of cash to reduce accounts payable and other accrued liabilities. Primary uses of cash and cash equivalents were property additions, repayments of short-term and long-term debt, and the payment of dividends on the company's outstanding common stock.

        CSX's working capital deficit at June 30, 2000 was $944 million, roughly level with the deficit at December 31, 1999. The working capital deficit at both dates included approximately $350 million in current maturities of long-term debt, approximately $250 million of which are scheduled for the third quarter. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

        Under its normal equipment financing programs, the company's rail unit closed approximately $140 million in long-term financing on locomotives and railcars in the second quarter of 2000 and expects to close approximately $70 million in similar financing during the second half of the year. CSX also has $200 million of remaining capacity under a shelf registration that may be used to issue debt or other securities at the company's discretion.

FINANCIAL DATA
--------------
                                                  (Millions of Dollars)
                                               -----------------------------
                                                 June 30,      December 31,
                                                   2000            1999
                                               -------------- ---------------
Cash, Cash Equivalents and
  Short-Term Investments                       $      395      $     974
Commercial Paper and Equivalents -
  Short-Term                                   $      469      $     574
Commercial Paper -
  Long-Term                                    $      800      $     800
Working Capital (Deficit)                      $     (944)     $    (910)

Current Ratio                                          .7             .7
Debt Ratio                                             56 %           54 %
Ratio of Earnings to Fixed Charges                    1.4 x          1.1 x

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK
-------

        CSX's financial performance during the second half of fiscal 2000 will be largely dependent on its success in maintaining fluidity on the rail network, improving customer service, and eliminating substantial excess costs attributable to recent network congestion and service recovery initiatives. Demand remains strong across most commodity groups, and management is optimistic that the company will begin recapturing traffic that had moved to alternate modes of transportation as a result of the recent rail service problems in the Eastern United States. CSX's rail and intermodal businesses will concentrate on improving operating performance and service levels heading into the fall traffic peak. Significant attention is also being focused on reducing and eliminating excess costs and beginning to achieve a number of the planned merger synergies associated with the Conrail transaction. However, there can be no assurance that these objectives will be met, or met within a specified time frame. The company will also continue its initiative to review and increase prices on rail and intermodal shipments where appropriate and competitively feasible, particularly where traffic demand is creating capacity constraints on the system. Fuel expense is expected to remain at levels significantly higher than the prior year.

        The domestic container shipping business should continue to benefit from seasonal traffic strength, particularly in the Alaska and Hawaii-Guam trade lanes, but will likely see a continuation of competitive pressures and economic slowdown in Puerto Rico that affected that trade lane in the second quarter. The international terminals business expects container volumes to remain strong in Hong Kong and other key terminal locations and should see steady or improved earnings. The contract logistics unit expects to see year-over-year revenue and earnings improvement as the market for third party logistics services continues to grow.

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

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Accounting and Financial Reporting Effects, Continued
-----------------------------------------------------

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

Operating and Financial Effects
-------------------------------

        The integration of Conrail in June 1999 initially resulted in congestion and traffic delays on parts of the new CSX network and on the shared areas operated by Conrail. Although substantial progress was made during the summer of 1999 in stabilizing post-integration operations and restoring service levels, these improvements were not sustained across the CSX system. Network disruptions created by Hurricane Floyd in September 1999, followed by heavy seasonal traffic build-up in the fourth quarter, adversely affected rail and intermodal operating and service recovery efforts. As peak traffic levels subsided and the company implemented network simplification plans throughout the system, congestion problems eased and service levels improved in key areas. During the first quarter of 2000, overall operations on the northern portion of the CSX system (generally the lines allocated to CSX in the Conrail acquisition) improved; however, operations in the south deteriorated. From a systemwide perspective, key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals and classification yards did not show sustainable improvement during the first quarter.

        In April 2000, CSX announced a number of key management changes at its rail unit aimed at accelerating the pace of operational and service recovery. At that time, the company implemented a 90-day action plan targeting significant improvements in seventeen key operating and service measures. Most of these operating goals were met and substantial progress was made by the end of the second quarter in restoring network fluidity across the system. Financial results for the first six months of fiscal year 2000 reflect significant costs attributable to network congestion and the recovery initiatives.

        Entering the third quarter of 2000, efforts are being focused on ensuring that the rail system is well-prepared to handle peak traffic demand in the fall. To achieve this goal, a 60-day action plan was implemented at the beginning of the quarter that targets further improvements in most key service measures. Major initiatives are also being undertaken to identify and eliminate substantial excess costs associated with the poor network performance. The company is also continuing its review of pricing policies and implementing rate increases where competitively appropriate.

        Management believes that the trend of operational improvement across the rail network will be continued and the company will be prepared to handle the increased fall traffic. Financial results for the rail unit are expected to improve as the company reduces operating costs, regains business which had been diverted to other modes of transportation, and begins to realize many of the synergies envisioned with the Conrail acquisition. However, there can be no assurance that these objectives will be met, or met within a specified time frame.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail's Results of Operations
-------------------------------

        Comparisons of Conrail's operating results for the quarters and six-month periods ended June 30, 2000 and 1999 reflect the significant changes in its business that occurred as a result of the integration with CSX and Norfolk Southern in 1999. Revenues and expenses for two months of the 1999 quarter and five months of the 1999 six-month period were derived principally from freight linehaul operations over the entire Conrail network. Results for the 2000 quarter and six months reflect Conrail's post-integration business, with revenues consisting primarily of operating fees, equipment rents, and shared area usage fees derived from CSX and Norfolk Southern, and expenses consisting of salaries and wages, rents, depreciation, and other costs reflective of the new operations.

        Conrail reported net income of $30 million on revenues of $246 million for the second quarter of 2000, compared to a net loss of $63 million on revenues of $737 million for the prior year quarter. For the related six-month periods, Conrail reported net income of $96 million on revenues of $505 million in 2000 and $13 million on revenues of $1.7 billion in 1999. Conrail's results for the first six months of 2000 benefited from a non-recurring gain on the sale of property of $61 million, $37 million after-tax. Conrail's operating results for the quarter and six months ended June 30, 1999 included non-recurring expenses totaling $173 million, $117 million after-tax, related to the integration with CSX and Norfolk Southern. These expenses included employee training expenses, costs to discontinue certain activities, an adjustment to reflect an increase in a state property tax rate, and an increase in casualty reserves, principally to reflect the method of settlement of certain casualty liabilities based on the agreement between CSX, Norfolk Southern, and Conrail.

        Conrail's operating activities required a net use of cash of $1 million for the first half of 2000, compared with net cash provided by operations of $267 million for the first half of 1999. The decline in cash provided by operations reflected lower operating income resulting from Conrail's post-integration structure and operations, as well as significant payments of one-time items owed to CSX and Norfolk Southern in the early part of fiscal 2000.

        Conrail's working capital deficit was $20 million at June 30, 2000, compared with $194 million at December 31, 1999. The working capital deficit at December 31, 1999 included slightly more than $300 million in long-term debt maturities, the majority of which was paid in the second quarter of 2000 and required CSX and Norfolk Southern to repay some of their borrowings from Conrail under the related party advance arrangements. Conrail expects to have sufficient cash flow to meet its ongoing obligations.

SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

        In  December  1999,  CSX  sold  certain  assets  comprising   Sea-Land's
international liner business to A. P. Moller-Maersk Line (Maersk). The international liner business operated approximately 75 container vessels and 200,000 containers in worldwide trades and comprised a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The loss recorded includes the estimated costs to terminate various contractual obligations of the company. These matters will affect the determination of the final loss on sale. The company is in discussions about these matters with Maersk and also has commenced third-party

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS, Continued

arbitration to resolve certain of the issues. Management is not yet in a position to assess fully the likely outcome of this process but believes it will prevail in the arbitration.

        CSX retained the container-shipping business serving the U.S. domestic trade and part of the company's international terminal operations and manages them separately. Management reporting and performance measures for these businesses have been developed for fiscal year 2000. The company revised its disclosures under FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," for fiscal 2000 to report these as separate business segments; however, it is not practicable to provide comparative segment disclosures for the prior year.

OTHER MATTERS

Federal Railroad Administration Track Audit
-------------------------------------------

        In March 2000, the Federal Railroad Administration (FRA) released a draft report of the results of a two-week audit of track conditions on CSX's rail system. The audit identified track defects on certain portions of the system, the nature of which led the FRA to question the effectiveness of the quality control procedures in CSX's track maintenance and inspection programs. CSX responded to the findings immediately by making necessary track repairs and by restricting train speeds on certain portions of track until repairs could be completed.

        As a result of the audit, CSX and the FRA entered into a Safety Compliance Agreement in April 2000 that includes measures to improve the railroad's track inspection and maintenance processes. Under the agreement, which is effective through May 1, 2001, CSX will increase the frequency of automated track inspections, enhance management oversight of track inspection and large scale maintenance operations, and implement a new track inspection procedures manual developed in a joint effort with the FRA and Brotherhood of Maintenance of Way Employees. CSX estimates that it will incur approximately $20 million to $30 million in additional costs during fiscal year 2000 to address the issues raised in the audit and the commitments made in the Safety Compliance Agreement, a portion of which will represent operating expenses for fiscal 2000 and a portion of which will consist of capital expenditures to be depreciated over the useful life of the related track improvements.

Surface Transportation Board Moratorium on Rail Merger Applications
-------------------------------------------------------------------

        In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The moratorium is intended to address the potential downstream effects that a rail merger might have on the railroad industry at the present time given the lingering difficulties and service issues attributable to recent rail mergers, and to allow the STB time to consider changes in the rules by which future rail mergers will be evaluated. The STB moratorium precluded the anticipated filing of an application by the Burlington Northern Santa Fe (BNSF) and Canadian National (CN) railroads to combine their respective systems. BNSF and CN challenged the STB decision in federal appeals court. The court issued a ruling in July 2000 that upheld the STB moratorium. The moratorium expires in June 2001.

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

PART II.  OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

(a)     Annual meeting held April 27, 2000.

(b)     Not applicable.

(c) There were 218,566,577 shares of CSX common stock outstanding as of February 25, 2000, the record date for the 1999 annual meeting of shareholders. A total of 190,061,094 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:
                                                           Votes         Broker
               Nominee                    Votes For       Withheld     Non-Votes
               -------                    ----------      --------     ---------
               Elizabeth E. Bailey       185,632,412      4,428,682       --
               H. Furlong Baldwin        185,682,885      4,378,209       --
               Claude S. Brinegar        185,509,752      4,551,342       --
               Robert L. Burrus, Jr.     184,447,180      5,613,914       --
               Bruce C. Gottwald         185,569,486      4,491,608       --
               John R. Hall              185,597,666      4,463,428       --
               E. Bradley Jones          185,501,795      4,559,299       --
               Robert D. Kunisch         185,631,264      4,429,830       --
               James W. McGlothlin       185,706,034      4,355,060       --
               Southwood J. Morcott      185,716,163      4,344,931       --
               Charles E. Rice           185,545,322      4,515,772       --
               William C. Richardson     185,675,198      4,385,896       --
               Frank S. Royal            185,502,430      4,558,664       --
               John W. Snow              184,991,645      5,069,449       --

               The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX's financial statements for the year 2000 was ratified by the shareholders with the following vote:

                                    Votes                             Broker
               Votes For            Against          Abstentions    Non-Votes
               ---------            --------         -----------    ---------
               187,680,715           1,376,770        1,003,609          --

                      The  CSX  Omnibus  Incentive  Plan  was  approved  by  the shareholders with the following vote:

                                    Votes                             Broker
               Votes For            Against          Abstentions     Non-Votes
               ---------            --------         -----------     ---------
               173,970,748          13,867,809        2,222,529           8

                      The CSX Senior  Executive  Incentive  Plan was approved by the shareholders with the following vote:

                                    Votes                             Broker
               Votes For            Against           Abstentions    Non-Votes
               ---------            --------          -----------    ---------
               167,724,052          19,927,375        2,409,652          15

(d)     Not applicable.
                                     - 29 -

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

               1. 3.(I) Amended and Restated Articles of Incorporation

               2. (27)  Financial Data Schedule

(b)     Reports on Form 8-K

               None.



                                    Signature


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           CSX CORPORATION
                                           (Registrant)


                                           By: /s/ JAMES L. ROSS
                                               -----------------
                                               James L. Ross
                                               Vice President and Controller
                                               (Principal Accounting Officer)
Dated:  August 4, 2000