Form 10-Q
period 2000-09-29
CSX CORP
filed 2000-11-02
CIK 277948

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 29, 2000: 216,994,736 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2000
                                      INDEX




                                                                   Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.    Consolidated Statement of Earnings-
       Quarters and Nine Months Ended September 29, 2000 and
       October 1, 1999                                                    3

2.    Consolidated Statement of Cash Flows-
       Nine Months Ended September 29, 2000 and October 1, 1999           4

3.    Consolidated Statement of Financial Position-
       At September 29, 2000 and December 31, 1999                        5

Notes to Consolidated Financial Statements                                6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                       18


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                32

Signature                                                                32

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)



                                                                                    (Unaudited)
                                                                       Quarters Ended       Nine Months Ended
                                                                   ---------------------    ---------------------
                                                                    Sept. 29,   Oct. 1,     Sept. 29,    Oct. 1,

                                                                      2000        1999        2000        1999
                                                                   ---------- ----------    ---------- ----------
Operating Revenue                                                   $  2,039   $  2,807     $  6,144   $  7,749
Operating Expense                                                      1,815      2,482        5,557      6,893
Asset Impairment Charge                                                    -        315            -        315
                                                                   ---------- ----------    ---------- ----------
     Total Operating Expense                                           1,815      2,797        5,557      7,208
                                                                   ---------- ----------    ---------- ----------
Operating Income                                                         224         10          587        541
Other Income (Expense)                                                     3         17           22          5
Interest Expense                                                         140        133          413        393
                                                                   ---------- ----------    ---------- ----------
Earnings (Loss) before Income Taxes                                       87       (106)         196        153
Income Tax Expense                                                        28         12           64         94
                                                                   ---------- ----------    ---------- ----------
Earnings (Loss) before Discontinued
  Operations and Cumulative Effect
  of Accounting Change                                                    59       (118)         132         59

Earnings from Discontinued Operations, Net of Tax                          3          5           14         17
Gain on Sale of Discontinued Operations, Net of Tax                      365          -          365          -
                                                                   ---------- ----------    ---------- ----------
Earnings (Loss) before Cumulative Effect of Accounting Change            427       (113)         511         76
Cumulative Effect on Prior Years of Accounting Change for
  Insurance-Related Assessments, Net of Tax                                  -          -            -        (49)
                                                                   ---------- ----------    ---------- ----------
Net Earnings (Loss)                                                 $    427   $   (113)    $    511    $    27
                                                                   ========== ==========    ========== ==========
Earnings Per Share:
Before Discontinued Operations and Cumulative Effect of
  Accounting Change                                                 $    .28   $   (.56)     $   .62   $    .28
Earnings from Discontinued Operations                                    .01        .02          .07        .08
Gain on Sale of Discontinued Operations                                 1.73          -         1.73          -
Cumulative Effect of Accounting Change                                     -          -            -       (.24)
                                                                   ---------- ----------    ---------- ----------
Including Cumulative Effect of Accounting Change and
  Discontinued Operations                                           $   2.02   $  (.54)      $  2.42   $    .12
                                                                   ========== ==========    ========== ==========
Earnings Per Share, Assuming Dilution:
Before Discontinued Operations and Cumulative Effect of
  Accounting Change                                                 $    .28   $  (.56)      $   .62   $    .28
Earnings from Discontinued Operations                                    .01       .02           .07        .08
Gain on Sale of Discontinued Operations                                 1.73         -          1.73          -
Cumulative Effect of Accounting Change                                     -         -             -       (.23)
                                                                    ---------- ----------   ---------- ----------
Including Cumulative Effect of Accounting Change and
  Discontinued Operations                                           $   2.02   $  (.54)      $  2.42    $   .13
                                                                    ========== ==========   ==========  ==========

Average Common Shares Outstanding
  (Thousands)                                                         210,934   210,790      211,047     210,477
                                                                    ========== ==========   ==========  ==========

Average Common Shares Outstanding,
  Assuming Dilution (Thousands)                                       211,254   210,790      211,476     212,808
                                                                    ========== ==========   ==========  =========

Cash Dividends Paid Per Common Share                                 $    .30  $    .30 $        .90     $   .90
                                                                    ========== ==========   ==========  =========


See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)
                                                               (Unaudited)
                                                             Nine Months Ended
                                                           ---------------------
                                                            Sept. 29,   Oct. 1,

                                                              2000       1999
                                                           ---------- ----------
OPERATING ACTIVITIES

 Net Earnings                                                  $ 511   $     27
 Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Cumulative Effect of Accounting Change                       -         49
      Depreciation                                               445        483
      Deferred Income Taxes                                       70        (63)
      Gain on Sale of Contract Logistics Segment                (365)         -
      Asset Impairment Charge                                      -        315
      Equity in Conrail Earnings - Net                            (4)        (5)
      Other Operating Activities                                  35        (35)
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                      299       (461)
        Other Current Assets                                     (95)        53
        Accounts Payable                                         (58)        68
        Other Current Liabilities                               (289)       157
                                                           ---------- ----------

        Net Cash Provided by Operating Activities                549        588
                                                           ---------- ----------

INVESTING ACTIVITIES
  Property Additions                                            (643)      (847)
  Net Investment Proceeds                                        650         49
  Short-Term Investments - Net                                    (9)       121
  Other Investing Activities                                     (32)       (12)
                                                           ---------- ----------

        Net Cash Used by Investing Activities                    (34)      (689)
                                                           ---------- ----------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                         (247)      384
  Long-Term Debt Issued                                          588       194
  Long-Term Debt Repaid                                         (737)      (85)
  Cash Dividends Paid                                           (197)     (196)
  Other Financing Activities                                     (56)       (2)
                                                           ---------- ----------

     Net Cash (Used by) Provided by Financing Activities        (649)       295
                                                           ---------- ----------

  Net (Decrease) Increase in Cash and Cash Equivalents          (134)       194

CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period               626        105
                                                           ---------- ----------

  Cash and Cash Equivalents at End of Period                     492        299
  Short-Term Investments at End of Period                        377        320
                                                           ---------- ----------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                           $     869   $    619
                                                           ========== ==========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)
                                                       (Unaudited)
                                                        Sept. 29,     Dec. 31,
                                                          2000          1999
                                                      ------------  -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments  $     869   $     974
    Accounts Receivable                                      833       1,135
    Materials and Supplies                                   276         220
    Deferred Income Taxes                                    128         135
    Other Current Assets                                     146          99
                                                       ----------  ----------
        Total Current Assets                               2,252       2,563

  Properties                                              17,968      17,526
  Accumulated Depreciation                                (5,426)     (5,269)
                                                       ----------  ----------
       Properties-Net                                     12,542      12,257

  Investment in Conrail                                    4,667       4,663
  Affiliates and Other Companies                             417         410
  Other Long-Term Assets                                     829         827
                                                       ----------  ----------
        Total Assets                                   $  20,707   $  20,720
                                                       ==========  ==========

LIABILITIES
  Current Liabilities
    Accounts Payable                                   $   1,141   $   1,197
    Labor and Fringe Benefits Payable                        414         436
    Current Portion of Casualty, Environmental and
      Other Reserves                                         241         271
    Current Maturities of Long-Term Debt                     173         349
    Short-Term Debt                                          427         574
    Other Current Liabilities                                675         646
                                                       ----------  ----------
        Total Current Liabilities                          3,071       3,473

  Casualty, Environmental and Other Reserves                 771         767
  Long-Term Debt                                           6,122       6,196
  Deferred Income Taxes                                    3,311       3,227
  Other Long-Term Liabilities                              1,387       1,301
                                                       ----------  ----------
        Total Liabilities                                 14,662      14,964
                                                       ----------  ----------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                 217         218
  Other Capital                                            1,501       1,525
  Retained Earnings                                        4,348       4,034
  Accumulated Other Comprehensive Loss                       (21)        (21)
                                                       ----------  ----------
        Total Shareholders' Equity                         6,045       5,756
                                                       ----------  ----------
        Total Liabilities and Shareholders' Equity     $  20,707   $  20,720
                                                       ==========  ==========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

        In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "company") at September 29, 2000 and December 31, 1999, the results of its operations for the quarters and nine months ended September 29, 2000 and October 1, 1999, and its cash flows for the nine months ended September 29, 2000 and October 1, 1999, such adjustments being of a normal recurring nature. Certain prior year data have been reclassified to conform to the 2000 presentation.

        While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

        CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2000 consists of 52 weeks ending on December 29, 2000. Fiscal year 1999 consisted of 53 weeks ended December 31, 1999. The financial statements presented are for the 13-week quarters ended September 29, 2000 and October 1, 1999, the 39-week period ended September 29, 2000, the 40-week period ended October 1, 1999, and as of December 31, 1999.

        Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2.  CHANGE IN METHOD OF ACCOUNTING FOR INSURANCE-RELATED
          ASSESSMENTS

        CSX adopted the American Institute of Certified Public Accountants' Statement of Position No. 97-3,"Accounting by Insurance and Other Enterprises for Insurance-Related Assessments," (SOP No. 97-3) effective as of the beginning of fiscal year 1999. SOP No. 97-3 requires companies to accrue assessments related to workers' compensation second injury funds and is applicable to CSX with respect to certain assessments incurred by the company's container-shipping unit. The assessments relate to employees who have experienced second injuries over periods dating back to the 1970's and are receiving a disability type benefit. Previously, the assessments were charged to expense in the fiscal year they were paid. As a result of adopting SOP No. 97-3, the company recorded a non-cash charge of $78 million, $49 million after-tax, 24 cents per share, during the quarter ended April 2, 1999 to reflect the cumulative effect on prior years of the accounting change. Had the accounting change been applied retroactively, the effect on net earnings and related per share amounts would not have been material to any period presented.

        The majority of the container-shipping unit workforce that could incur second injuries and become eligible for these disability benefits in future periods transferred their employment to the purchaser of the container-shipping unit's international liner business in December 1999 (see Note 6). The company retained the obligations for second injury fund assessments for claimants receiving benefits prior to the sale. As a result of these changes, future expense for second injury fund assessments associated with the continuing workforce should be minimal, but the company expects to make annual contributions to the fund for a number of years until the retained obligations are extinguished.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3.  EARNINGS PER SHARE

        Earnings per share are based on the weighted average of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters and nine months ended September 29, 2000 and October 1, 1999. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of potential common shares outstanding that were dilutive during the period, principally arising from employee stock plans. For the fiscal quarters ended September 29, 2000 and October 1, 1999, potential common shares that were dilutive totaled 0.3 million and zero, respectively. For the nine months ended September 29, 2000 and October 1, 1999, potentially dilutive shares totaled 0.4 million and 2.3 million.

        Certain potential common shares outstanding at September 29, 2000 and October 1, 1999 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 26.1 million at a weighted-average exercise price of $40.07 per share at September 29, 2000 and 4.9 million with a weighted-average exercise price of $52.65 per share at October 1, 1999.

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

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information
-----------------------------

        Summarized financial information for Conrail for its fiscal periods ended September 30, 2000 and 1999, and at December 31, 1999, is as follows:

                                            Quarters Ended     Nine Months Ended
                                                Sept. 30,          Sept. 30,
                                          ------------------   -----------------
                                            2000      1999       2000     1999
                                          --------  --------   -------- --------
Income Statement Information:
     Revenues                              $ 243   $ 259     $  748   $ 1,912
     Income (Loss) From Operations            65     (64)       177        21
     Net Income (Loss)                        35     (49)       131       (36)

                                                         As Of
                                              --------------------------
                                               Sept. 30,      Dec. 31,
                                                 2000           1999
                                              ------------  ------------
Balance Sheet Information:
   Current Assets                             $    559     $     669
   Property and Equipment and Other Assets       7,569         7,714
   Total Assets                                  8,128         8,383
   Current Liabilities                             576           863
   Long-Term Debt                                1,259         1,302
   Total Liabilities                             4,178         4,564
   Stockholders' Equity                          3,950         3,819

        Comparisons of Conrail's operating results for 2000 and 1999 are affected by the significant changes in its business that occurred with the integration with CSX and Norfolk Southern in June 1999. Revenues and expenses for five months of 1999 were derived principally from freight linehaul operations over the entire Conrail network. Beginning in June 1999, financial results reflect Conrail's post-integration business, with revenues consisting primarily of operating fees, equipment rents, and shared area usage fees derived from CSX and Norfolk Southern, and expenses consisting of salaries and wages, rents, depreciation, and other costs reflective of the new operations.

        Conrail's results for the first nine months of 2000 benefited from a non-recurring gain on the sale of property of $61 million, $37 million after-tax. Results in 1999 included non-recurring expenses of $81 million, $51 million after-tax, in the third quarter and $173 million, $117 million after-tax, in the second quarter. These charges were recorded principally to increase certain components of Conrail's casualty reserves based on the method of settlement of casualty liabilities agreed to between CSX, Norfolk Southern and Conrail, and to adjust certain litigation and environmental reserves based on settlements and completions of site reviews. Certain of these items were considered by the joint acquisition entity in its fair value allocation of Conrail's assets and liabilities and, accordingly, were excluded in determining the equity in Conrail's net income recorded by CSX.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

CSX's  Accounting  for its  Investment in and Integrated  Rail  Operations  with
--------------------------------------------------------------------------------
Conrail
-------

        CSX and Norfolk Southern assumed substantially all of Conrail's customer freight contracts at the June 1999 integration date. CSX's rail and intermodal operating revenue since that date include revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Rail operating expenses after the integration also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting. Prior to integration, CSX recorded its share of Conrail's net income, less amortization of the fair value write-up, and acquisition and transition expenses, in other income (expense) in the Consolidated Statement of Earnings.

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

        At September 29, 2000 and December 31, 1999, CSX had $14 million and $53 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At September 29, 2000 and December 31, 1999, Conrail had advanced $58 million and $93 million, respectively, to CSX under this arrangement at interest rates of 6.2% and 5.6%, respectively. CSX also had amounts payable to Conrail of $87 million and $105 million at September 29, 2000 and December 31, 1999, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 5.  DISCONTINUED OPERATIONS

        On September 22, 2000, CSX completed the sale of CTI Logistx, Inc., its wholly-owned logistics subsidiary, for $650 million. The contract logistics segment is now reported as a discontinued operation and all prior periods in the statement of earnings have been restated accordingly. Revenues from the contract logistics segment for the quarter and nine-months ended September 29, 2000 were $78 million and $335 million, respectively. Revenues for the quarter and nine-months ended October 1, 1999 were $110 million and $347 million, respectively. CSX recorded a gain of $570 million before tax, $365 million after tax, $1.73 per share, on the sale.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

        In  December  1999,  CSX  sold  certain  assets  comprising   Sea-Land's
international liner business to A. P. Moller-Maersk Line (Maersk). The international liner business operated approximately 75 container vessels and 200,000 containers in worldwide trades and comprised a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The company recorded a $315 million asset impairment charge in the third quarter of 1999 to adjust the book value of the related property, equipment and other long-lived assets to their fair value less cost to sell. In addition, in accordance with the provisions of Statement No. 121, no depreciation was recorded on these assets subsequent to their classification as "held for sale." The impairment charge, net of a $17 million benefit from lower depreciation expense, reduced third quarter 1999 earnings by $298 million before taxes, $236 million after tax, or $1.11 per share. In the fourth quarter of 1999, based on subsequent accounting for the completed transaction, including adjustments to reflect asset allocations agreed to at closing, the company determined that the loss on sale was approximately $86 million higher than the third-quarter charge. The final loss on sale of $401 million, net of a $41 million benefit from the lower depreciation expense, reduced 1999 earnings by $360 million, $271 million after tax, $1.27 per share. The agreement with Maersk provides for a post-closing adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The loss recorded includes the estimated costs to terminate various contractual obligations of the company. These matters will affect the determination of the final loss on sale. The company has recorded a receivable of approximately $60 million in connection with the post-closing adjustment and this amount is currently in dispute. The matter has been submitted to arbitration. Management is not yet in a position to assess fully the likely outcome of this process but believes it will prevail in the arbitration.

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

NOTE 7.  ACCOUNTS RECEIVABLE

        The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to financial institutions through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At September 29, 2000, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $250 million through the conduit programs.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 7.  ACCOUNTS RECEIVABLE, Continued

        At September 29, 2000, the company had sold $547 million of accounts receivable; $300 million through the securitization program and $247 million through the conduit programs. At December 31, 1999, $347 million of accounts receivable were sold, $300 million through the securitization program and $47 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit programs were increased by $200 million during September 2000 and require yield payments based on prevailing commercial paper rates plus incremental fees. Losses recognized on the sale of accounts receivable totaled $8 million and $24 million for the quarter and nine months ended September 29, 2000, respectively, and $8 million and $23 million for the quarter and nine months ended October 1, 1999, respectively.

        The company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees the company receives for servicing the receivables approximate the related costs.

        In September 2000, the FASB issued Statement No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces the earlier Statement No. 125 in its entirety. While the new statement revises certain accounting guidance for transfers of financial assets, most of the provisions of Statement No. 125 have been carried over without reconsideration. Statement No. 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001, but requires certain disclosures relating to securitizations for fiscal years ending after December 15, 2000. The company does not expect that Statement No. 140 will affect its current accounting for the sale of revolving interests in its rail accounts receivable.

NOTE 8.  OPERATING EXPENSE

                                            Quarters Ended     Nine Months Ended
                                         --------------------- -----------------
                                         Sept. 29,    Oct. 1,  Sept. 29, Oct. 1,
                                            2000      1999      2000     1999
                                         ----------  -------- ----------- ------

 Labor and Fringe Benefits                $  709  $   866    $ 2,156  $ 2,453
 Materials, Supplies and Other               467      699      1,443    1,972
 Conrail Operating Fee, Rent and Services     90      118        286      164
 Building and Equipment Rent                 169      300        540      862
 Inland Transportation                        93      239        276      690
 Depreciation                                137      138        409      458
 Fuel                                        157      127        464      308
 Miscellaneous                                (7)      (5)       (17)     (14)
 Asset Impairment Charge                       -      315          -      315
                                          ------- --------   -------- ---------

     Total                                $1,815  $ 2,797    $ 5,557  $ 7,208
                                          ======= ========   ==================

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  OTHER INCOME (EXPENSE)

                                            Quarters Ended     Nine Months Ended
                                           ------------------- -----------------
                                          Sept. 29,   Oct. 1,  Sept. 29, Oct. 1,
                                            2000       1999      2000      1999
                                          --------  ---------  -------- --------
Interest Income                              $ 12      $ 11     $  40   $   35
Income from Real Estate and Resort
   Operations(1)                               15        30        49       40
Net Investment (Loss) Gain                     (1)        -        (1)      27
Net Losses from Accounts Receivable Sold       (8)       (8)      (24)     (23)
Minority Interest                             (11)      (10)      (31)     (29)
Income (Loss) from Investment in Conrail-Net    -         -         -      (42)
Equity Earnings (Loss) from Other Affiliates    -         3        (5)      17
Miscellaneous                                  (4)       (9)       (6)     (20)
                                              --------  -------- ------- -------

    Total                                     $ 3    $   17   $    22   $    5
                                              ========  ======== ======= =======

 (1) Gross revenue from real estate and resort operations was $52 million and $148 million for the quarter and nine months ended September 29, 2000, respectively, and $65 million and $136 million for the quarter and nine months ended October 1, 1999, respectively.

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

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In July 1999, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

        In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court earlier this year.

        The City of New Orleans recently was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

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

NOTE 10. COMMITMENTS AND CONTINGENCIES, Continued

Environmental
-------------

        CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 115 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

        CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 230 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

        Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 29, 2000, and December 31, 1999, were $43 million and $53 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 29, 2000 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)
          -------------------------------------------------------------


NOTE 10. COMMITMENTS AND CONTINGENCIES, Continued

Environmental, Continued
------------------------

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

NOTE 11.  BUSINESS SEGMENTS

        The company operates in four business segments: Rail, Intermodal, Domestic Container Shipping, and International Terminals. The Rail segment provides rail freight transportation over a network of more than 23,400 route miles in 23 states, the District of Columbia and two Canadian provinces. The Intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The Domestic Container Shipping segment consists of a fleet of 16 ocean vessels and 27,000 containers serving the trade between ports on the United States mainland and Alaska, Guam, Hawaii and Puerto Rico. The International Terminals segment operates container freight terminal facilities at 12 locations in Hong Kong, China, Australia, Europe, and the Dominican Republic. Prior to the sale of its international liner operations in December 1999 (see Note 6), Marine Services (formerly known as the Container Shipping segment) provided global transportation services via a fleet of 91 container ships and more than 220,000 containers. The company's segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the Rail and Intermodal segments are viewed on a combined basis as Surface Transportation operations and the Domestic Container Shipping and International Terminals segments are viewed on a combined basis as Marine Services operations.

        The company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations, excluding the effects of non-recurring charges and gains. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note
1), except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment's joint venture businesses in operating expense. These amounts are reclassified in CSX's consolidated financial statements to other income (expense). Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, that is, at current market prices.
                                     - 15 -

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  BUSINESS SEGMENTS, Continued


        Business segment information for the quarters and nine months ended September 29, 2000 and October 1, 1999 is as follows:

Quarter ended September 29, 2000:
---------------------------------

                                                                         Marine Services*
                                                                  ------------------------------
                                      Surface Transportation      Domestic
                                    ---------------------------   Container   International
                                     Rail    Intermodal   Total   Shipping      Terminals   Total    Total
                                    -----------------------------------------------------------------------
Revenues from external customers     $1,500    $283      $1,783     $176          80         $256    $2,039
Intersegment revenues                     -       5           5        -           1            1         6
Segment operating income                163      27         190        7          19           26       216
Assets                               13,153     416      13,569      355         773        1,128    14,697


Quarter ended October 1, 1999:
------------------------------

                                      Surface Transportation
                                    ---------------------------   Marine
                                     Rail    Intermodal   Total  Services  Total
                                    --------------------------------------------

Revenues from external customers      $1,485     $287     $1,772  $1,035  $2,807
Intersegment revenues                      -        1          1       -       1
Segment operating income                 185       28        213      78     291
Assets                                12,462      262     12,724   2,309  15,033


Nine Months ended September 29, 2000:
-------------------------------------

                                                                              Marine Services*
                                                                  -----------------------------------
                                        Surface Transportation
                                     ---------------------------    Domestic
                                                                   Container    International   Total    Total
                                     Rail    Intermodal   Total    Shipping       Terminals
                                    ----------------------------------------------------------------------------
Revenues from external customers    $4,563    $852        $5,415      $500         $229          $729     $6,144
Intersegment revenues                    -      15            15         -            2             2         17
Segment operating income               448      60           508        10           51            61        569
Assets                              13,153     416        13,569       355          773         1,128     14,697


                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  BUSINESS SEGMENTS, Continued

Nine Months ended October 1, 1999:

                                        Surface Transportation
                                  ------------------------------ Marine
                                   Rail    Intermodal  Total    Services   Total
                                  ----------------------------------------------

Revenues from external customers    $4,116    $648      $4,764   $2,985   $7,749
Intersegment revenues                    -      16          16        -       16
Segment operating income               659      51         710       96      806
Assets                              12,462     262      12,724    2,309   15,033

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

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                    Quarters Ended             Nine Months Ended
                                                --------------------------   ----------------------
                                                  Sept. 29,      Oct. 1,      Sept. 29,     Oct. 1,
                                                    2000          1999          2000         1999
                                                ------------  ------------   ----------  ----------
Revenues:
---------
Total external revenues for business segments    $  2,039      $  2,807      $  6,144     $  7,749
Intersegment revenues for business segments             6             1            17           16
Elimination of intersegment revenues                   (6)           (1)          (17)         (16)
                                                 ----------    ----------   ----------   ----------
  Total consolidated revenues                    $  2,039      $  2,807      $  6,144      $  7,749
                                                 ==========    ==========   ==========   ==========
Operating Income:
----------------
Total operating income for business segments     $    216      $    291      $    569      $    806
Reclassification of minority interest expense
 for International terminals segment                   11            10            31            29
Unallocated corporate expenses                         (3)            7           (13)            4
Container-shipping asset impairment charge,
 net of depreciation benefit                            -          (298)            -          (298)
                                                ------------  ------------   ------------  ----------

     Total consolidated operating income         $    224      $       10     $   587      $    541
                                                ============  ============   ============  ==========


                                                 Sept. 29,    Oct. 1,
                                                   2000         1999
                                               ------------  -----------
Assets:
------
Assets for business segments                     $ 14,697    $ 15,033
Investment in Conrail                               4,667       4,730
Elimination of intercompany receivables              (198)       (169)
Non-segment assets                                  1,541       1,442
                                                -----------  -----------
    Total consolidated assets                    $ 20,707    $ 21,036
                                                ===========  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS
---------------------

        CSX follows a 52/53-week fiscal calendar. Fiscal year 2000 consists of 52 weeks, and fiscal year 1999 consisted of 53 weeks. The quarters ended
September 29, 1999 and October 1, 1999 consisted of 13 weeks. The nine-month period ended September 29, 2000 consisted of 39 weeks, while the nine-month period ended October 1, 1999 consisted of 40 weeks.

Consolidated Results
--------------------

Third Quarter 2000 Compared with 1999
-------------------------------------

        CSX reported net earnings of $427 million, $2.02 per share on a diluted basis, for the quarter ended September 29, 2000. In the prior year, the Company reported a net loss of $113 million, 54 cents per share. On September 22, 2000, CSX completed the sale of its wholly-owned logistics subsidiary, CTI Logistx, Inc. to TNT Post Group for $650 million, realizing a pre-tax gain of $570 million, $365 million after-tax, or $1.73 per share. The contract logistics segment is now being treated as discontinued operations for accounting purposes, and all prior periods statement of earnings and segment data have been restated accordingly. CSX had net earnings from continuing operations of $59 million, 28 cents per share on a diluted basis, for the quarter ended September 29, 2000. In the prior year, the company reported a net loss from continuing operations of $118 million, 56 cents per share.

        One significant factor affects comparability of CSX's third-quarter 2000 operating results with the prior year. CSX sold its international container-shipping liner business and certain container terminal facilities in December 1999. Operating results for the third quarter 1999 included substantial revenues and expenses from those operations and a $315 million impairment charge relating to the assets of the international container-shipping liner business. The impairment charge, net of a $17 million benefit from lower depreciation expense, reduced third quarter 1999 earnings by $298 million before taxes, $236 million after tax, or $1.11 per share.

        Operating income for the third quarter of 2000 totaled $224 million, compared with $10 million in the third quarter of 1999. Operating revenue of $2.0 billion was 27% below the prior year quarter, while operating expense of $1.8 billion was 35% lower. The reductions in revenue and expense compared to 1999 result primarily from the international container-shipping sale and are discussed in more detail in the following analysis of segment results.

First Nine Months 2000 Compared with 1999
-----------------------------------------

        For the first nine months of the year, earnings for the company totaled $511 million, $2.42 per share on a diluted basis, compared to $27 million, 13 cents per share on a diluted basis for the prior year period. As previously noted, the Contract Logistics segment was classified as a discontinued operation in 2000. Earnings from continuing operations were $132 million, 62 cents per share for the nine months ended September 29, 2000 as compared with $59 million, 28 cents per share in the prior year period. The 1999 results included a $236 million after-tax loss, or $1.11 per share, on an impairment charge relating to its international liner business that was sold in 1999; a $17 million after-tax gain, or 8 cents per share, on the June 1999 sale of the company's Grand Teton Lodge resort; and an after-tax charge of $49 million, 23 cents per share, in the first quarter of 1999 to record the cumulative effect of an accounting change. As previously mentioned, the 2000 period covers 39 weeks of results, versus 40 weeks for the 1999 period. The additional week in 1999 was included in the first quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

First Nine Months 2000 Compared with 1999, Continued
----------------------------------------------------

        Operating revenue for the first nine months of 2000 totaled $6.1 billion, compared to $7.7 billion in the prior year. Surface Transportation revenue increased $650 million, primarily as a result of the Conrail integration, while Marine Services revenue declined $2.3 billion as a result of the international liner sale.

        Operating income totaled $587 million for the first nine months of 2000, versus $541 million for the comparable 1999 period. The 1999 period was negatively impacted by the $315 million impairment charge mentioned above, but there was no significant increase in 2000 operating income primarily because of significantly higher fuel prices that negatively impacted the 2000 period by $167 million as compared to 1999.

Business Segment Analysis
-------------------------

Surface Transportation Results
------------------------------

Rail

        Rail operating income for the third quarter of 2000 totaled $163 million, compared to $185 million in the prior year quarter. Operating revenue totaled $1.50 billion, an increase of $15 million, or 1%, as compared to the prior year. Operating expense increased $37 million, or 3%, to $1.34 billion due primarily to higher wages and higher fuel prices in 2000 offsetting reductions in other operating expense categories, such as materials, supplies and other and rent expense.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

        The following tables provide rail carload and revenue data by service group and commodity for the quarters and nine months ended September 29, 2000 and October 1, 1999:

                                          Carloads                Revenue
                                       Quarter Ended          Quarter Ended
                                        (Thousands)        (Millions of Dollars)
                                   ---------------------  ----------------------
                                   Sept. 29,    Oct. 1,     Sept. 29,    Oct. 1,
                                     2000        1999         2000        1999
                                   ----------- ---------  -----------  ---------

Merchandise
    Phosphates and Fertilizer          115       127      $     75     $     71
    Metals                              85        85           102          100
    Food and Consumer Products          40        39            57           50
    Paper and Forest Products          128       132           160          160
    Agricultural Products               86        84           116          112
    Chemicals                          150       147           249          245
    Minerals                           116       107           104           99
    Government                           2         3             7            7
                                   --------- --------     -----------  ---------
    Total Merchandise                  722       724           870          844

Automotive                             132       145           196          203

Coal, Coke and Iron Ore
    Coal                               433       428           397          396
    Coke                                12        15            11           14
    Iron Ore                            14        19             8           11
                                   --------- --------     -----------  ---------

    Total Coal, Coke and Iron Ore      459       462           416          421

      Other                              -         -            18           17
                                   --------- --------     -----------  ---------

Total Rail                          1,313     1,331       $  1,500     $  1,485
                                   ========= ========     ===========  =========

               As mentioned above, overall freight revenue in the third quarter was consistent with the prior year quarter increasing $15 million to $1.5 billion in 2000 as the effects of the Conrail integration impacts both periods for the first time. Merchandise demand remained strong, but was consistent with the prior year with a small decrease in shipments offset by price increases. The automotive group also experienced a decrease in shipments during the third quarter of 2000 as compared to the third quarter of 1999 as production was lower and inventory levels higher.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

                                            Carloads               Revenue
                                       Nine Months Ended      Nine Months Ended
                                         (Thousands)       (Millions of Dollars)
                                      -------------------- ---------------------
                                     Sept. 29,   Oct. 1,    Sept. 29,    Oct. 1,
                                        2000       1999        2000       1999
                                    ----------- ---------  ----------- ---------

Merchandise
    Phosphates and Fertilizer             369        403   $    242    $   239
    Metals                                266        235        316        270
    Food and Consumer Products            120        108        165        130
    Paper and Forest Products             400        374        497        439
    Agricultural Products                 265        233        355        316
    Chemicals                             453        397        751        669
    Minerals                              334        317        303        290
    Government                              8          9         22         23
                                    ----------- ---------  ----------- ---------
    Total Merchandise                   2,215      2,076       2,651     2,376

Automotive                                448        396        661        534

Coal, Coke and Iron Ore
    Coal                                1,238      1,201      1,151      1,093
    Coke                                   36         42         36         39
    Iron Ore                               35         48         22         31
                                    ----------- ---------  ----------- ---------

    Total Coal, Coke and Iron Ore       1,309      1,291      1,209      1,163

      Other                                 -          -         42         43
                                    ----------- ---------  ----------- ---------

Total Rail                             3,972      3,763    $  4,563    $ 4,116
                                    =========== =========  =========== =========

        As mentioned above, overall freight revenue was significantly higher for the first nine months than in 1999 as the Conrail integration impacted all nine months of 2000 compared to four months of 1999. The increase in coal revenue was tempered by generally mild weather conditions in the East and continuing weakness in export coal shipments. Merchandise demand was generally strong, particularly in the chemicals, metals, food and consumer products, and paper and forest products commodity groups. Automotive revenue was up significantly, benefiting from the Conrail integration and rate increases on some auto shipments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Rail, Continued

        Following the integration of Conrail in 1999, the railroad experienced operating difficulties and diminished service performance, particularly in high-volume corridors of its network and during periods of peak traffic demand. Key performance statistics that track average train velocity, the number of freight cars on the network, and dwell time for trains in terminals or classification yards did not show sustainable improvement through the end of the first quarter of 2000. At the beginning of the second quarter, the company announced key management changes and operational initiatives aimed at accelerating the pace of operational and service recovery. Additional action plans were implemented in the third quarter to prepare the network for seasonally higher traffic demand typically experienced in the fall. The railroad has seen steady and significant improvement in most operating measures since these initiatives were implemented. With the improved fluidity across the network, the company began to realize operating expense savings in some categories, although continuing high fuel prices and resourcing to accommodate the higher fall traffic have limited improvements to operating income through the third quarter.


Intermodal

        Intermodal operating income totaled $27 million for the third quarter of 2000, compared to $28 million in the prior year quarter. Revenue for the quarter was constant at $288 million, as compared to the prior year. Operating expense was essentially constant at $261 million. International container traffic remained relatively strong during the quarter; however, domestic revenues continued to be adversely affected by business lost to trucks and other carriers as a result of service problems and by price competition.

Marine Services Results
-----------------------

        Following the sale of its international container-shipping liner business in 1999, CSX has redefined the retained portions of its container-shipping business to consist of a Domestic Container Shipping segment and an International Terminals segment. These segments are being managed as separate businesses, and operating results for the third quarter and first nine months of 2000 are presented separately for each segment. It is not practicable to provide results for these segments for the comparable periods of 1999. For reporting purposes, these businesses are also viewed in the aggregate as Marine Services. Prior year results for the Marine Services grouping include the two retained businesses and the international liner business that was sold. The Domestic Container Shipping unit operates 16 vessels and 27,000 containers along six service routes between the continental United States and Alaska, Guam, Hawaii, and Puerto Rico. The International Terminals unit operates container freight terminals at 12 locations in Hong Kong, China, Australia, Europe, Russia, and Latin America.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued
--------------------------------

Marine Services Results, Continued
----------------------------------

        Revenue from Marine Services operations totaled $256 million for the third quarter of 2000, vs. $1.04 billion for the 1999 quarter. Operating expenses totaled $230 million, compared to $1.26 billion in the prior year. Operating income for third quarter 2000 was $26 million, compared to $78 million in 1999 before the $298 million one-time net charge related to the agreement to sell the international liner business. The significant declines in revenue, expense and operating income reflect the international liner sale. That transaction also accounted for the significant improvement in operating ratio as the international business operated at a low margin in the prior year under substantial rate pressure and seasonal traffic weakness. Prior year results for the Marine Services grouping reflect certain reclassifications to conform with the presentation for fiscal year 2000.

Domestic Container Shipping

        The domestic container shipping unit reported operating income of $7 million for the third quarter of fiscal 2000 on operating revenue of $176 million. Traffic demand remained strong in the Alaska and Hawaii-Guam trade lanes. However, weakness in the Puerto Rico trade due to competitive pressures and a slower Puerto Rican economy continued, and negatively impacted earnings for the quarter.

International Terminals

        The international terminals unit reported operating income of $19 million for the third quarter on operating revenue of $81 million. International trade remained robust, with ongoing growth in world trade and the continued rebound of Asian economies. In addition to strong container traffic through its Hong Kong terminal, the unit benefited from continued productivity enhancements and improved capacity utilization at that facility.

FINANCIAL CONDITION
-------------------

        Cash, cash equivalents and short-term investments totaled $869 million at September 29, 2000, a decrease of $105 million since December 31, 1999. The balance at the end of fiscal 1999 was significantly higher than normal, reflecting planned levels to ensure liquidity over year-end in light of the Year 2000 date change and the fact that the company had not fully utilized the proceeds from the sale of its international container-shipping business to reduce short-term debt.

        Primary sources of cash and cash equivalents during the nine months ended September 29, 2000 were normal transportation operations, the sale of accounts receivable, and the sale of the contract logistics segment. The sale of accounts receivable and the sale of the contract logistics segment generated cash of $200 million and $650 million, respectively in September 2000. On a net basis, operations provided $549 million of cash for the nine-month period. Primary uses of cash and cash equivalents were property additions, repayments of short-term and long-term debt, the payment of dividends on the company's outstanding common stock, and stock repurchases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued
------------------------------

        CSX's working capital deficit at September 29, 2000 was $819 million, $91 million less than at December 31, 1999. The working capital deficit at September 29, 2000 includes approximately $173 million in current maturities of long term debt versus $349 million at December 31, 1999. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

        The company issued $400 million in medium term notes during 2000. These medium term notes mature in 2002 and bear interest at rates based on LIBOR. Also, under its normal equipment financing programs, the company's rail unit closed approximately $184 million in long-term financing on locomotives and railcars through the third quarter of 2000. These notes mature in 2015 and bear interest rates ranging from 6.5 to 9.0%.

FINANCIAL DATA
--------------
                                                  (Millions of Dollars)
                                               -----------------------------
                                                 Sept. 20,       Dec. 31,
                                                   2000            1999
                                               -------------- ---------------
Cash, Cash Equivalents and
  Short-Term Investments                       $      869      $     974
Commercial Paper and Equivalents -
  Short-Term                                   $      427      $     574
Commercial Paper -
  Long-Term                                    $      700      $     800
Working Capital (Deficit)                      $     (819)     $    (910)

Current Ratio                                          .7             .7
Debt Ratio                                             51 %           54 %
Ratio of Earnings to Fixed Charges                    1.4 x          1.1 x

OUTLOOK
-------

        CSX's financial performance during the fourth quarter of fiscal 2000 will be dependent on its success in achieving cost reductions and maintaining fluidity on its rail network while dealing with a potentially slowing economy. Demand remains level with prior year across most commodity groups and management continues to be confident that the company will recapture traffic that has moved to other modes of transportation as the company continues on the improvement seen in customer service in the third quarter of 2000. With recent heavy capital spending to prepare for the Conrail integration and modest economic growth expected over the next several quarters, CSX expects to constrain capital spending in the next fiscal period. Significant attention is being given to resource management which will enable the company to reduce excess costs and achieve planned synergies associated with the Conrail transaction. However, there can be no assurance that these objectives will be met, or met within a specific time frame. The company will continue its initiative to review and increase prices on rail and intermodal shipments where appropriate and competitively feasible, and has initiated a fuel surcharge program that will impact the fourth quarter as fuel expense is expected to remain at levels significantly higher than the prior year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK, Continued
------------------

        The domestic container shipping business should continue to benefit from seasonal traffic strength, particularly in the Alaska and Hawaii-Guam trade lanes, but will likely see a continuation of competitive pressures and economic slowdown in Puerto Rico that affected that trade lane in the second and third quarters. The international terminals business expects container volumes to remain strong in Hong Kong and other key terminal locations and should see steady or improved earnings.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL
---------------------------------------------------------

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

Operating and Financial Effects
-------------------------------

        The integration of Conrail in June 1999 initially resulted in congestion and traffic delays on parts of the new CSX network and on the shared areas operated by Conrail. Although the company made subsequent progress in stabilizing post-integration operations and restoring service levels, peak traffic volume in the fall of 1999 and network disruptions from Hurricane Floyd adversely affected operating and service recovery efforts. During the first quarter of 2000, overall operations on the northern portion of the CSX system (generally the lines allocated to CSX in the Conrail acquisition) improved; however, operations in the south deteriorated.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued
--------------------------------------------------------------------

Operating and Financial Effects, Continued
------------------------------------------

        At the beginning of the second quarter, the company announced key management changes and operational initiatives aimed at accelerating the pace of operational and service recovery. Additional action plans were implemented in the third quarter to prepare the network for the higher seasonal traffic levels. The railroad has seen steady and significant improvement in most operating measures since these initiatives were implemented. Through the end of the third quarter, the improved operations have resulted in some cost savings; however, high fuel prices, heavier resources on the network to accommodate the fall traffic levels, and some softening of traffic demand have mitigated the benefit to operating income. Entering the fourth quarter, CSX's rail network is fluid, and major emphasis is being placed on the reduction of operating expenses through productivity improvement teams. The company is also continuing its review of pricing policies and implementing rate increases where competitively appropriate. A fuel-price surcharge was implemented in October 2000 to facilitate recovery of a portion of the railroad's higher fuel costs.

        Management believes that the recent operational improvements will be sustained and fluid conditions will be maintained across the rail system.
Financial results for the rail unit are expected to improve as the company reduces operating costs, regains business which had been diverted to other modes of transportation, and begins to realize many of the synergies envisioned with the Conrail acquisition. However, there can be no assurance that these objectives will be met, or met within a specified timeframe.

Conrail's Results of Operations
-------------------------------

        Comparisons  of  Conrail's  operating  results  for  2000  and  1999 are affected by the significant changes in its business that occurred with the integration with CSX and Norfolk Southern in June 1999. Revenues and expenses for the first five months of the 1999 were derived principally from freight linehaul operations over the entire Conrail network. Beginning in June 1999, financial results reflect Conrail's post-integration business, with revenues consisting primarily of operating fees, equipment rents, and shared area usage fees derived from CSX and Norfolk Southern, and expenses consisting of salaries and wages, rents, depreciation, and other costs reflective of the new operations.

        Conrail reported net income of $35 million on revenues of $243 million for the third quarter of 2000, compared to a net loss of $49 million on revenues of $259 million for the prior year quarter. For the related nine-month periods, Conrail reported net income of $131 million on revenues of $748 million in 2000 and a net loss of $36 million on revenues of $1.9 billion in 1999. As noted above, the nine-month comparisons reflect five months of freight linehaul operations in 1999 prior to the integration. Conrail's results for the first nine months of 2000 benefited from a non-recurring gain on the sale of property of $61 million, $37 million after-tax. Results in 1999 included non-recurring expenses of $81 million, $51 million after-tax, in the third quarter and $173 million, $117 million after-tax in the second quarter. These charges were recorded principally to increase certain components of Conrail's casualty reserves based on the method of settlement of casualty liabilities agreed to between CSX, Norfolk Southern and Conrail, and to adjust certain litigation and environmental reserves based on settlements and completions of site reviews.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued
--------------------------------------------------------------------

Conrail's Results of Operations, Continued
------------------------------------------

        Conrail's operating activities provided cash of $85 million for the first nine months of 2000, compared with $369 million for the first nine months of 1999. The decline in cash provided by operations reflected lower operating income resulting from Conrail's post-integration structure and operations, as well as significant payments of one-time items owed to CSX and Norfolk Southern in the early part of fiscal 2000.

        Conrail's working capital deficit was $17 million at September 30, 2000, compared with $194 million at December 31, 1999. The working capital deficit at December 31, 1999 included slightly more than $300 million in long-term debt maturities, the majority of which was paid in the second quarter of 2000 and required CSX and Norfolk Southern to repay some of their borrowings from Conrail under the related party advance arrangements. Conrail expects to have sufficient cash flow to meet its ongoing obligations.

SALE OF CONTRACT LOGISTICS SEGMENT
----------------------------------

        On September 22, 2000, CSX completed the sale of CTI Logistx, Inc., its wholly-owned logistics subsidiary, for $650 million. The contract logistics segment is now reported as a discontinued operation, and all prior-periods in the statement of earnings have been restated accordingly. Revenues from the contract logistics segment for the quarter and nine-months ended September 29, 2000 were $78 million and $335 million, respectively. Revenues for the quarter and nine-months ended October 1, 1999 were $110 million and $347 million, respectively. CSX recorded a gain of $570 million before tax, $365 million after tax, $1.73 per share, on the sale.

SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS
-----------------------------------------------

        In  December  1999,  CSX  sold  certain  assets  comprising   Sea-Land's
international liner business to A. P. Moller-Maersk Line (Maersk). The international liner business operated approximately 75 container vessels and 200,000 containers in worldwide trades and comprised a majority of CSX's container-shipping revenue. In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The loss recorded includes the estimated costs to terminate various contractual obligations of the company. These matters will affect the determination of the final loss on sale. The company has recorded a receivable of approximately $60 million in connection with the post-closing adjustment and this amount is currently in dispute. The matter has been submitted to arbitration. Management is not yet in a position to assess fully the likely outcome of this process but believes it will prevail in the arbitration.

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

        As a result of the audit, CSX and the FRA entered into a Safety Compliance Agreement in April 2000 that includes measures to improve the railroad's track inspection and maintenance processes. Under the agreement, which is effective through May 1, 2001, CSX has increased the frequency of automated track inspections, enhanced management oversight of track inspection and large scale maintenance operations, and implemented a new track inspection procedures manual developed in a joint effort with the FRA and Brotherhood of Maintenance of Way Employees. CSX estimates that it will incur approximately $20 million to $30 million in additional costs during fiscal year 2000 to address the issues raised in the audit and the commitments made in the Safety Compliance Agreement. A portion of these costs will be changed to operating expenses for fiscal 2000 and a portion will consist of capital expenditures to be depreciated over the useful life of the related track improvements.

Surface Transportation Board Moratorium on Rail Merger Applications and Proposed
--------------------------------------------------------------------------------
New Rules for Rail Mergers
--------------------------


        In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The STB's deliberations on this matter were prompted by significant public concerns expressed following the December 1999 announcement by the Burlington Northern Santa Fe (BNSF) and Canadian National (CN) railroads of plans to merge and combine their respective rail systems. The moratorium was instituted to allow the STB time to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, and to consider changes in the rules by which future rail mergers will be evaluated. In October 2000, the STB issued proposed new rules for rail mergers that would require companies to demonstrate how future mergers would enhance competition and make companies more accountable for claimed merger benefits and service. After considering public comments on the proposed new rules, the STB anticipates issuing final rules in June 2001.

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

        A trial for the claims of 20 additional plaintiffs for compensatory damages began on May 24, 1999. In July 1999, the jury in that trial rendered verdicts totaling approximately $330 thousand in favor of eighteen of those twenty plaintiffs. Two plaintiffs received nothing; that is, the jury found that they had not proved any damages. Management believes that this result, while still excessive, supports CSXT's contention that the punitive damages award was unwarranted.

        In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court earlier this year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued
------------------------

Litigation, Continued
---------------------

        The City of New Orleans recently was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

        CSXT continues to pursue an aggressive legal strategy. Management believes that an adverse outcome, if any, is not likely to be material to CSX's or CSXT's overall results of operations or financial position, although it could be material to results of operations in a particular quarterly accounting period.

Investment in Yukon Pacific Corporation
---------------------------------------

        CSX is currently reviewing strategic alternatives with respect to its investment in Yukon Pacific Corporation as part of its ongoing review of core business holdings. Yukon Pacific is a majority-owned subsidiary whose business objective is to promote construction of the Trans-Alaska Gas System to transport natural gas from Alaska's North Slope to the port of Valdez for export principally to Asian markets. As part of the strategic review, management anticipates developing information about the current market value of the investment. The company expects to complete the review of alternatives during the fourth quarter.

Workforce Reduction
-------------------

        In October 2000, the company communicated to employees plans to review functions and staffing levels throughout the non-union workforce at its rail and intermodal units, its corporate headquarters, and its technology subsidiary. The objective of the review is to identify unnecessary or redundant work, or otherwise revise or restructure work in a manner that will allow a meaningful reduction in the workforce. The process will result in involuntary terminations of employees over the next twelve to fourteen months. While the company has established separation benefits to be paid to employees affected by this review, the number of employees to be terminated has not yet been determined. Formal decisions on terminations will be made on a departmental basis. The company anticipates incurring expense for termination benefits. Substantially all termination benefits will be paid from CSX's defined benefit pension plan in the form of a lump-sum payment or an enhancement to employees' normal retirement benefits.

-------------------------------------------------------------------------------

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

(b)     Reports on Form 8-K

               1. A report was filed on August 10, 2000 reporting Item 5, Other Events - authorization of issuance and sale of an additional U.S. $150,000,000 of Medium Term Notes, Series C; plus Item 7, Financial Statements and Exhibits - documents related to the notes filed as exhibits.



                                   Signature
                                   ---------

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CSX CORPORATION
                                 (Registrant)


                             By: /s/ JAMES L. ROSS
                                 -----------------
                                 James L. Ross
                                 Vice President and Controller
                                 (Principal Accounting Officer)
Dated:  November 1, 2000