Form 10-K
period 2000-12-29
CSX CORP
filed 2001-03-01
CIK 277948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the fiscal year ended December 29, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Exhibit Index can be found on page 6.

On January 26, 2001, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $4.2 billion (based on the New York Stock Exchange closing price on such date).

On January 26, 2001, there were 212,982,301 shares of Common Stock outstanding.

                                                 Portion of Form 10-K into which
    Documents Incorporated by Reference            Documents are Incorporated
    -----------------------------------            --------------------------
1. Portions of the Registrant's Annual                  Part I, II & IV
   Report to Shareholders for the fiscal
   year ended December 29, 2000 ("Annual
   Report")

2. Portions of the Registrant's                             Part III
   Definitive Proxy Statement to be
   filed with respect to its annual
   meeting of shareholders scheduled to
   be held on May 1, 2001 ("Proxy
   Statement")

                                     PART I

Item 1.   Business

         In response to this Item, the information set forth on page 1 under the caption "Financial Highlights", page 6 for Rail Operations, page 8 under the captions "CSX Intermodal", "CSX Lines", "CSX World Terminals", and pages 15-27 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 2.   Properties

         In response to this Item, the information set forth on pages 15-27 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", page 32 under the caption "Properties" and page 38 under the caption "Note 10. Properties." of the Annual Report is incorporated herein by reference.

Item 3.   Legal Proceedings

         In response to this Item, the information set forth on pages under the captions "New Orleans Tank Car Fire Litigation" and "Environmental Management", page 25 under the captions "New Orleans Tank Car Fire" and "ECT Dispute" and pages 44 and 45 under the captions "Environmental" and "Other Legal Proceedings" of the Annual Report is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders in the fourth quarter of 2000.

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

Name and Age                     Business Experience During Past 5 Years
--------------------------------------------------------------------------------
John W. Snow, 61                 Chairman, President and Chief Executive Officer
                                 of CSX since February 1991.

Paul R. Goodwin, 58              Vice Chairman and Chief Financial Officer of
                                 CSX since April 2000. Prior to April 2000, Mr
                                 Goodwin served as CSX Executive Vice
                                 President-Finance and Chief Financial Officer.

Mark  G. Aron, 58                Executive Vice President-Law and Public Affairs
                                 of CSX since April 1995.

Andrew B. Fogarty, 56            Senior Vice President-Corporate Services of CSX
                                 since September 1997. Prior to September 1997,
                                 Mr. Fogarty served as Senior Vice
                                 President-Finance and Planning, Sea-Land, from
                                 June 1996 to August 1997; and prior thereto as CSX Vice President-Audit and Advisory Services

Lester M. Passa, 46              Senior Vice President - Strategic Planning of
                                 CSX since November 2000. Prior to November
                                 2000, Mr. Passa served as President and CEO of
                                 CSX Intermodal from November 1997 to November
                                 2000; CSXT Vice President-Commercial
                                 Integration from July 1997 to November 1997;
                                 and prior thereto as an officer of Conrail Inc.
                                 as Senior Vice President-Automotive Service
                                 Group from February 1997 to July 1997; and prior thereto as Vice President-Logistics &
                                 Corporate Strategy.

Jesse R. Mohorovic, 58           Group Vice President-Corporate Communications
                                 and Investor Relations since April 1998. Prior to April 1998, Mr. Mohorovic served as CSX Vice
                                 President-Corporate Relations.

James L. Ross, 62                Vice President and Controller of CSX since
                                 April 1996. Prior to April 1996, Mr. Ross served as CSX Vice President-Special Projects.

Michael J. Ward, 50              President of CSXT since November 2000. Prior to
                                 November 2000, Mr Ward served as an officer of CSXT as Executive Vice President - Operations, from April 2000 to November 2000; Executive
                                 Vice President-Coal Service Group from August
                                 1999 to April 2000; Executive Vice
                                 President-Coal & Merger Planning from October
                                 1998 to August 1999; Executive Vice
                                 President-Finance and Chief Financial Officer from June 1996 to October 1998; and prior thereto as Senior Vice President-Finance.


P. Michael Giftos, 54            Executive Vice President and Chief Commercial
                                 Officer of CSXT since April 2000. Prior to
                                 April 2000, Mr. Giftos served as CSXT Senior
                                 Vice President and General Counsel.

Frederick J. Favorite, Jr., 47   Senior Vice President-Finance of CSXT since
                                 February 2000. Prior to February 2000, Mr.
                                 Favorite served as Vice President-Finance,
                                 CSXT, from December 1998 to January 2000; as
                                 Vice President-Planning, CSXT, from September
                                 1996 to December 1998; and prior thereto as Vice President-Finance, Sea-Land.

Robert J. Grassi, 54             President and Chief Executive Officer of CSX
                                 World Terminals since June 1999. Prior to June
                                 1999, Mr. Grassi served as an officer of Sea-Land as Senior Vice President-Finance and
                                 Planning from August 1997 to June 1999; Senior
                                 Vice President-Atlantic, AME Services from June
                                 1996 to August 1997; and prior thereto as Senior Vice President - Finance and Planning.

Charles G. Raymond, 57           President and Chief Executive Officer of CSX
                                 Lines since June 1999. Prior to June 1999, Mr.
                                 Raymond served as an officer of Sea-Land as Senior Vice President and Chief Transportation
                                 Officer.


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         In response to this Item, the information set forth on pages 15-27 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7A.   Quantitative and Qualitative Disclosures about Market Risk

         In response to this Item, the information set forth on page 21 of the Annual Report under the caption "Market Risk" is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

         In response to this Item, the information set forth on pages 28-48 and page 49 under the caption "Quarterly Financial Data (Unaudited)" of the Annual Report is incorporated herein by reference.

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


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) (1)   Financial Statements

                  The following consolidated financial statements and independent auditor's report, which appear on pages 28-48 of the Annual Report, are incorporated herein by reference:

                      Consolidated Statement of Earnings for the Fiscal Years Ended Dec. 29, 2000, Dec. 31, 1999, and Dec. 25, 1998

                      Consolidated Statement of Cash Flows for the Fiscal Years Ended Dec. 29, 2000, Dec. 31, 1999, and Dec. 25, 1998

                      Consolidated Statement of Financial Position at Dec. 29, 2000 and Dec. 31, 1999

                      Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended Dec. 29, 2000, Dec. 31, 1999, and Dec. 25, 1998

                      Notes to Consolidated Financial Statements

                      Report of Independent Auditors

                      The following financial statement footnote was not included in the Annual Report.

                      Note 20. Summarized Consolidating Financial Data - CSX Lines (formerly Sea-Land )

                      During 1987, Sea-Land entered into agreements to sell and lease back by charter three new U.S. -built , U.S. -flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). The 2000 consolidating schedules reflect CSX Lines as the obligor and the 1999 and 1998 consolidating schedules reflect Sea-Land as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and guarantors are as follows: (amounts in millions)


Consolidating Statement of Financial Position                             2000
---------------------------------------------
                                         CSX Corporate     CSX Lines      Other    Eliminations   Consolidated
                                       -----------------------------------------------------------------------
Assets

Cash, Cash Equivalents and Short-term
Investments                               $   285         $ (94)      $   493     $      -       $   684
Accounts Receivable                            33            65           926         (174)          850
Materials and Supplies                          -            15           230            -           245
Deferred Income Taxes                           -             -           121            -           121
Other Current Assets                           12            12           248         (126)          146
                                       ----------------------------------------------------------------------
Total Current Assets                          330            (2)        2,018         (300)        2,046

Properties                                     29           455        17,355            -        17,839
Accumulated Depreciation                      (25)         (276)       (4,896)           -        (5,197)
                                       ----------------------------------------------------------------------
Properties, net                                 4           179        12,459            -        12,642

Investment in Conrail                         364             -         4,304            -         4,668
Affiliates and Other Companies                  -           164           227          (29)          362
Investment in Consolidated Subsidiaries    13,184             -           386      (13,570)            -
Other long-term assets                       (205)            -         2,097       (1,119)          773
                                       ----------------------------------------------------------------------

Total Assets                              $13,677         $ 341       $21,491     $(15,018)      $20,491
                                       ======================================================================
Liabilities

Current Liabilities
Accounts Payable                          $   102         $  88       $ 1,036     $   (147)      $ 1,079
Labor and Fringe Benefits Payable               5            21           379            -           405
Payable to Affiliates                           -             -           127         (127)            -
Casualty, Environmental and
Other Reserves                                  1             3           242            -           246
Current Maturities of Long-term
debt                                           60             -           112            -           172
Short-term Debt                               749             -             -            -           749
Income and Other Taxes Payable              1,346            12          (986)           -           372
Other Current Liabilities                      39            25           219         (26)          257
                                       ----------------------------------------------------------------------
Total Current Liabilities                   2,302           149         1,129         (300)        3,280

Casualty, Environmental and Other
reserves                                        -             4           751            -           755
Long-term Debt                              4,594            54         1,162            -         5,810
Deferred Income Taxes                         118           (16)        3,282            -         3,384
Long Term Payable to Affiliates               396            14           707       (1,117)            -
Other Long-term Liabilities                   250            43           982          (30)        1,245
                                       ----------------------------------------------------------------------
Total Liabilities                           7,660           248         8,013       (1,447)       14,474
                                       ----------------------------------------------------------------------
Shareholders' Equity

Preferred Stock                                 -             -           396         (396)            -
Common Stock                                  213             -           209         (209)          213
Other Capital                               1,467            98         8,958       (9,056)        1,467
Retained Earnings                           4,337            (5)        3,915       (3,910)        4,337
Accumulated Other Comprehensive
Loss                                            -             -             -            -             -
                                       ----------------------------------------------------------------------
Total Shareholders' Equity                  6,017            93        13,478      (13,571)        6,017
                                       ----------------------------------------------------------------------

Total Liabilities and
Shareholders' Equity                      $13,677         $ 341       $21,491     $(15,018)      $20,491
                                       ======================================================================

Consolidating Statement of Financial Position
---------------------------------------------
                                                                                     1999
                                                        CSX Corporate    Sea-Land    Other   Eliminations     Consolidated
                                                      ---------------------------------------------------------------------
Assets

Cash, Cash Equivalents and Short-term Investments        $  (141)        $  553    $   567  $     (5)         $   974
Accounts Receivable                                           38             38      1,348      (289)           1,135
Materials and Supplies                                         -             16        204         -              220
Deferred Income Taxes                                          -             (3)       138         -              135
Other Current Assets                                           7             13        146       (67)              99
                                                      ---------------------------------------------------------------------
Total Current Assets                                         (96)           617      2,403      (361)           2,563

Properties                                                    29            600     16,897         -           17,526
Accumulated Depreciation                                     (24)          (339)    (4,906)        -           (5,269)
                                                      ---------------------------------------------------------------------
Properties, net                                                5            261     11,991         -           12,257

Investment in Conrail                                        385              -      4,278         -            4,663
Affiliates and Other Companies                                 -            282        128         -              410
Investment in Consolidated
Subsidiaries                                              13,141              -          -   (13,141)               -
Other long-term assets                                       191            129      1,237      (730)             827
                                                      ---------------------------------------------------------------------

Total Assets                                             $13,626         $1,289    $20,037  $(14,232)         $20,720
                                                      =====================================================================

Liabilities

Current Liabilities
Accounts Payable                                         $    71         $  104    $ 1,193  $   (171)         $ 1,197
Labor and Fringe Benefits Payable                              7             60        369         -              436
Payable to Affiliates                                          -             68        108      (176)               -
Casualty, Environmental and Other Reserves                     -              9        262         -              271
Current Maturities of Long-term debt                         254              -         95         -              349
Short-term Debt                                              574              -          -         -              574
Income and Other Taxes Payable                             1,044             14       (834)        -              224
Other Current Liabilities                                     36            134        268       (16)             422
                                                      ---------------------------------------------------------------------
Total Current Liabilities                                  1,986            389      1,461      (363)           3,473

Casualty, Environmental and Other reserves                     -             93        674         -              767
Long-term Debt                                             5,054              -      1,142         -            6,196
Deferred Income Taxes                                        359            (91)     2,959         -            3,227
Long Term Payable to Affiliates                                -            434        291      (725)               -
Other Long-term Liabilities                                  474            284        546        (3)           1,301
                                                      ---------------------------------------------------------------------
Total Liabilities                                          7,873          1,109      7,073    (1,091)          14,964
                                                      ---------------------------------------------------------------------

Shareholders' Equity

Common Stock                                                 218              -        182      (182)             218
Other Capital                                              1,525            803      8,275    (9,078)           1,525
Retained Earnings                                          4,034           (617)     4,498    (3,881)           4,034
Accumulated Other Comprehensive Loss                         (24)            (6)         9         -              (21)
                                                      ---------------------------------------------------------------------
Total Shareholders' Equity                                 5,753            180     12,964   (13,141)           5,756
                                                      ---------------------------------------------------------------------

Total Liabilities and Shareholders' Equity               $13,626         $1,289    $20,037  $(14,232)         $20,720
                                                      =====================================================================

Consolidating Statement of Earnings
-----------------------------------                                                    2000
                                                           CSX Corporate   CSX Lines   Other   Eliminations   Consolidated
                                                          ------------------------------------------------------------------
Operating Income
Operating Revenue                                            $    -         $666    $ 7,546     $ (21)         $8,191
Operating Expense                                              (222)         666      6,963       (21)          7,386
                                                          ------------------------------------------------------------------
Operating Income(Loss)                                          222            -        583         -             805

Other Income and Expense
Other Income                                                    813           (1)       191      (988)             15
Interest Expense                                                556            7        157      (177)            543

Earnings
Earnings before Income Taxes                                    479           (8)       617      (811)            277
Income Tax Expense                                              (11)          (3)       105         -              91
                                                          ------------------------------------------------------------------

Earnings before Discontinued Operations and                     490           (5)       512      (811)            186
Earnings from Discontinued Operations, Net of Tax                 -            -         14         -              14
Gain on Sale of Discontinued Operations, Net of Tax               2            -        363         -             365
                                                          ------------------------------------------------------------------

Earnings before Cumulative Effect of Accounting Change          492           (5)       889      (811)            565
Cumulative Effect on Prior Years of Accounting  Change            -            -          -         -               -
                                                          ------------------------------------------------------------------

Net Earnings (Loss)                                          $  492         $ (5)   $   889     $(811)         $  565
                                                          ==================================================================


Consolidating Statement of Earnings                                                   1999
-----------------------------------
                                                           CSX Corporate    Sea-Land   Other   Eliminations   Consolidated
                                                          ------------------------------------------------------------------
Operating Income
Operating Revenue                                            $      -       $ 3,809   $6,584      $ (18)       $10,375
Operating Expense                                                (287)        4,054    6,053        (18)         9,802
                                                          ------------------------------------------------------------------
Operating Income(Loss)                                            287          (245)     531          -            573

Other Income and Expense
Other Income                                                      174           (95)     172       (199)            52
Interest Expense                                                  526            63       20        (88)           521

Earnings
Earnings before Income Taxes                                      (65)         (403)     683       (111)           104
Income Tax Expense                                                 (5)         (127)     204          -             72
                                                          ------------------------------------------------------------------

Earnings before Discontinued Operations and                       (60)         (276)     479       (111)            32
Earnings from Discontinued Operations, Net of Tax                   -             -       19          -             19
                                                          ------------------------------------------------------------------
Earnings before Cumulative Effect of Accounting Change            (60)         (276)     498       (111)            51
Cumulative Effect on Prior Years of Accounting Change               -           (49)       -          -            (49)
                                                          ------------------------------------------------------------------
Net Earnings (Loss)                                          $    (60)      $  (325)  $  498      $(111)       $     2
                                                          ==================================================================

Consolidating Statement of Earnings
-----------------------------------                                                        1998
                                                            CSX Corporate    Sea-Land   Other   Eliminations   Consolidated
                                                          ------------------------------------------------------------------
Operating Income
Operating Revenue                                             $   -           $3,916    $5,607     $ (33)        $9,490
Operating Expense                                              (237)           3,821     4,808       (33)         8,359
                                                          ------------------------------------------------------------------
Operating Income(Loss)                                          237               95       799         -          1,131

Other Income and Expense
Other Income                                                    701             (127)      381      (836)           119
Interest Expense                                                516               53        24       (87)           506

Earnings
Earnings before Income Taxes                                    422              (85)    1,156      (749)           744
Income Tax Expense                                               (3)             (15)      242         -            224
                                                          ------------------------------------------------------------------

Earnings before Discontinued Operations and                     425              (70)      914      (749)           520
Earnings from Discontinued Operations, Net of Tax                 -                -        17         -             17
                                                          ------------------------------------------------------------------

Earnings before Cumulative Effect of Accounting Change          425              (70)      931      (749)           537
Cumulative Effect on Prior Years of Accounting Change             -                -         -         -              -
                                                          ------------------------------------------------------------------

Net Earnings (Loss)                                           $ 425           $  (70)   $  931     $(749)        $  537
                                                          ==================================================================

Consolidating Statement of Cash Flows                                              2000
-------------------------------------                 CSX Corporate   CSX Lines    Other    Eliminations  Consolidated
                                                      -----------------------------------------------------------------
Operating Activities
                                                      -----------------------------------------------------------------
     Net Cash Provided by Operating Activities           $ 224         $ (24)      $ 870        $(360)         $ 710
                                                      -----------------------------------------------------------------
Investing Activities
Property Additions                                           -           (16)       (897)           -           (913)
Net Proceeds from Sale of Assets                           673             -         (23)           -            650
Investment in Conrail                                       (1)            -           1            -              -
Short-term Investments-net                                  96             -        (181)           -            (85)
Other Investing Activities                                (103)           (1)       (804)         919             11
                                                      -----------------------------------------------------------------
     Net Cash Used by Investing Activities                 665           (17)     (1,904)         919           (337)
                                                      -----------------------------------------------------------------

Financing Activities
Short-term Debt-Net                                        175             -        (400)           -           (225)
Long-term Debt Issued                                      400             -         188            -            588
Long-term Debt Repaid                                   (1,054)            -         303            -           (751)
Cash Dividends Paid                                       (267)            -        (235)         240           (262)
Preferred Stock Issued                                       -             -         396         (396)             -
Common Stock Issued                                         94             -         (56)         (38)             -
Common Stock Retired                                       (80)            -          80            -              -
Common Stock Reacquired                                      -             -         (42)           -            (42)
Other Financing Activities                                 365           (69)         22         (365)           (47)
                                                      -----------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities     (367)          (69)        256         (559)          (739)
                                                      -----------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents     $ 522         $(110)     $ (778)       $   -          $(366)
                                                      -----------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Year           $(475)        $  16      $1,085        $   -          $ 626
                                                      -----------------------------------------------------------------
Cash and Cash Equivalents at End of Year                 $  47         $ (94)     $  307        $   -          $ 260
                                                      =================================================================


Consolidating Statement of Cash Flows                                                1999
                                                        CSX Corporate    Sea-Land    Other    Eliminations  Consolidated
                                                      --------------------------------------------------------------------
Operating Activities
                                                      --------------------------------------------------------------------
     Net Cash Provided by Operating Activities        $   154             $  62    $ 1,125       $ (270)      $ 1,071
                                                      --------------------------------------------------------------------

Investing Activities
Property Additions                                          -               (86)    (1,431)           -        (1,517)
Net Proceeds from Sale of International Container-
Shipping Assets                                             -                 -        751            -           751
Investment in Conrail                                   2,084                 -     (2,086)           -            (2)
Short-term Investments-net                                 94                 -          -            -            94
Other Investing Activities                             (2,090)              712       (545)       2,015            92
                                                      --------------------------------------------------------------------
     Net Cash Used by Investing Activities                 88               626     (3,311)       2,015          (582)
                                                      --------------------------------------------------------------------

Financing Activities
Short-term Debt-Net                                       187                 -          -            -           187
Long-term Debt Issued                                       -                 -        284            -           284
Long-term Debt Repaid                                       -               (18)      (108)           -          (126)
Cash Dividends Paid                                      (266)              (14)      (252)         270          (262)
Other Financing Activities                                 38              (241)     2,167       (2,015)          (51)
                                                      --------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities     (41)             (273)     2,091       (1,745)           32
                                                      --------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents  $   201             $ 415        (95)      $    -       $   521
                                                      --------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Year        $  (676)            $ 139        642       $    -       $   105
                                                      --------------------------------------------------------------------
Cash and Cash Equivalents at End of Year              $  (475)            $ 554        547       $    -       $   626
                                                      ====================================================================

Consolidating Statement of Cash Flows                                              1998
                                                      CSX Corporate    Sea-Land    Other    Eliminations  Consolidated
                                                      ----------------------------------------------------------------
Operating Activities
                                                      ----------------------------------------------------------------
     Net Cash Provided by Operating Activities         $   269           $  63      $ 1,203      $(535)    $ 1,000
                                                      ----------------------------------------------------------------
Investing Activities
Property Additions                                          (1)            (54)      (1,424)         -      (1,479)
Net Proceeds from Conveyance of Barge Subsidiary             -               -          628          -         628
Investment in Conrail                                        -               -          (13)         -         (13)
Short-term Investments-net                                   6               -            -          -           6
Other Investing Activities                                (245)            (13)        (113)       359         (12)
                                                      ----------------------------------------------------------------
     Net Cash Used by Investing Activities                (240)            (67)        (922)       359        (870)
                                                      ----------------------------------------------------------------
Financing Activities
Short-term Debt-Net                                         60               -            1          -          61
Long-term Debt Issued                                      987               -          166          -       1,153
Long-term Debt Repaid                                   (1,059)             (1)         (72)         -      (1,132)
Cash Dividends Paid                                       (267)            (55)        (475)       535        (262)
Common Stock Reacquired                                   (103)              -            -          -        (103)
Other Financing Activities                                  57              50          259       (359)          7
                                                      ----------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities     (325)             (6)        (121)       176        (276)
                                                      ----------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents   $  (296)          $ (10)     $   160      $   -     $  (146)
                                                      ----------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Year         $  (380)          $ 149      $   482      $   -     $   251
                                                      ----------------------------------------------------------------
Cash and Cash Equivalents at End of Year               $  (676)          $ 139      $   642      $   -     $   105
                                                      ================================================================


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

         (3)      Exhibits

                  3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K dated February 15, 1991)
                  3.2 Bylaws of the Registrant, as amended (incorporated herein by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K dated March 7, 2000)
                  4.1(a) Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant's Form SE dated September 7, 1990)
                  4.1(b) First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant's Form SE, dated May 28, 1992, filed with the Commission)
                  4.1(c) Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 33-28523) filed with the Commission on June 5, 1997)
                  4.1(d) Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 12, 1998)

                  Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Commission upon request.

                  10.1     CSX Stock Plan for Directors, as amended
                           (incorporated herein by reference to Appendix A to
                           the Definitive Proxy Statement dated March 18,
                           1997)**
                  10.2     Corporate Director Deferred Compensation Plan, as
                           amended (incorporated herein by reference to Exhibit
                           10.3 to the Registrant's Annual Report on Form 10-K
                           dated February 18, 1998)**
                  10.3     CSX Directors' Charitable Gift Plan, as amended
                           (incorporated herein by reference to Exhibit 10.4 to
                           the Registrant's Annual Report on Form 10-K dated
                           March 4, 1994)**
                  10.4     CSX Directors' Matching Gift Plan, as amended
                           (incorporated herein by reference to Exhibit 10.5 to
                           the Registrant's Annual Report on Form 10-K dated
                           March 14, 1997)**
                  10.5     Form of Agreement with J. W. Snow, and R.J. Grassi
                           (incorporated herein by reference to Exhibit 10.6 to
                           the Registrant's Annual Report on Form 10-K dated
                           March 3, 1995)**
                  10.6     Form of Amendment to Agreement with R.J. Grassi
                           (incorporated herein by reference to Exhibit 10.7 to
                           the Registrant's Annual Report on Form 10-K dated
                           March 14, 1997)**
                  10.7     Form of Retention Agreement with A. R. Carpenter
                           (incorporated herein by reference to Exhibit 10.3 to
                           the Registrant's Annual Report on Form 10-K dated
                           February 28, 1992)**
                  10.8     Agreement with J. W. Snow (incorporated herein by
                           reference to Exhibit 10.9 to the Registrant's Annual
                           Report on Form 10-K dated March 4, 1994)**
                  10.9     Amendment to Agreement with J. W. Snow (incorporated
                           herein by reference to Exhibit 10.11 to the
                           Registrant's Annual Report on Form 10-K dated March
                           14, 1997)**
                  10.10    Amendment to Agreement with J. W. Snow (incorporated
                           herein by reference to Exhibit 10.12 to the
                           Registrant's Annual Report on Form 10-K dated
                           February 18, 1998)**
                  10.11    Agreement with R. J. Conway (incorporated herein by
                           reference to Exhibit 10.11 to the Registrants Annual
                           Report on Form 10K dated March, 7, 2000)**
                  10.12    Employment Agreement with J. W. Snow (incorporated
                           herein by reference to Exhibit 10.12 to the
                           Registrants Annual Report on Form 10K dated March, 7,
                           2000)**
                  10.13    Employment Agreement with A. R. Carpenter
                           (incorporated herein by reference to Exhibit 10.13 to
                           the Registrants Annual Report on Form 10K dated
                           March, 7, 2000)**
                  10.14    Employment Agreement with R. J. Conway (incorporated
                           herein by reference to Exhibit 10.14 to the
                           Registrants Annual Report on Form 10K dated March, 7,
                           2000)**
                  10.15*   Employment Separation and Consulting Agreement with
                           R. J. Conway**
                  10.16*   Form of Employment Agreement with A. R. Carpenter, P.
                           R. Goodwin and M. G. Aron**
                  10.17*   Form of Stock Option Agreement**
                  10.18    CSX Market Value Cash Plan (incorporated herein by
                           reference to Exhibit 10.13 to the Registrant's Annual
                           Report on Form 10-K dated March 3, 1999)**
                  10.19    Stock Purchase and Loan Plan, as amended
                           (incorporated herein by reference to Exhibit 10. 14 to the Registrant's Annual Report on Form 10-K dated
                           March 3,

                           1999)**
                  10.20    1987 Long-Term Performance Stock Plan, as Amended and
                           Restated Effective April 25, 1996 (as Amended through
                           September 8, 1999)-(incorporated by reference to
                           Exhibit 10.18 to the Registrant's Annual Report on
                           Form 10-K dated March 7, 2000)**
                  10.21    1985 Deferred Compensation Program for Executives of
                           CSX Corporation and Affiliated Companies, as amended
                           (incorporated herein by reference to Exhibit 10.16 to
                           the Registrant's Annual Report on Form 10-K dated
                           February 18, 1998)**
                  10.22    Supplementary Savings Plan and Incentive Award
                           Deferral Plan for Eligible Executives of CSX
                           Corporation and Affiliated Companies, as Amended and
                           Restated January 1, 1995 (as Amended through
                           September 8, 1999)-(Incorporated by reference to
                           Exhibit 10.20 to the Registrant's Annual Report on
                           Form 10-K dated March 7, 2000)**
                  10.23*   Special Retirement Plan of CSX Corporation and
                           Affiliated Companies, as Amended and Restated January
                           1, 1995 (as Amended through June 27, 2000)**
                  10.24*   Supplemental Retirement Benefit Plan of CSX
                           Corporation and Affiliated Companies, as Amended and
                           Restated January 1, 1995 (as Amended through June 27,
                           2000)**
                  10.25    Senior Executive Incentive Compensation Plan
                           (incorporated herein by reference to Appendix B to
                           the Registrant's Definitive Proxy Statement dated
                           March 17, 2000)**
                  10.26    CSX Omnibus Incentive Plan (incorporated by reference
                           to Appendix A to the Registrant's Definitive Proxy
                           Statement dated March 17, 2000)
                  10.27    1990 Stock Award Plan as Amended and Restated
                           Effective February 14, 1996
                           (as Amended through September 8, 1999)-(Incorporated
                           by reference to Exhibit 10.24 to the Registrants
                           Annual Report on Form 10-K dated March 7, 2000)**
                  10.28*   CSX Long Term Incentive Cash Program**
                  10.29    CSX 2000 Stock Reacquisition Plan
                           (incorporated by reference to Exhibit 99 to the Registrant's Registration Statement on Form S-8
                           (Registration No. 33-48896 filed with the Commission on October 30, 2000)**
                  10.30    Amended and Restated Credit Agreement (incorporated
                           herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 4, 1997)
                  10.31    Transaction Agreement (incorporated herein by
                           reference to Exhibit 10 to the Registrant's Current
                           Report on Form 8-K filed with the Commission on July
                           8, 1997)
                  10.32    Amendment No. 1, dated as of August 22, 1998, to the
                           Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc.,
                           Norfolk Southern Corporation, Norfolk Southern
                           Railway Company, Conrail Inc., Consolidated Rail
                           Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)
                  10.33    Amendment No. 2, dated as of June 1, 1999, to the
                           Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc.,
                           Norfolk Southern Corporation, Norfolk Southern
                           Railway Company, Conrail Inc., Consolidated Rail
                           Corporation, and CRR Holdings, LLC. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)
                  10.34*   Amendment No. 3, dated as of August 1, 2000, to the
                           Transaction Agreement by and among CSX
                           Corporation,CSX Transportation, Inc., Norfolk
                           Southern Corporation, Norfolk Southern Railway
                           Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC.
                  10.35    Operating Agreement, dated as of June 1, 1999, by and
                           between New York Central Lines LLC and CSX
                           Transportation, Inc. (incorporated herein by reference to

                           Exhibit 10.3 to the Registrant's Curren Report on
                           Form 8-K filed with the Commission on June 11, 1999)
                  10.36    Shared Assets Area Operating Agreement for North
                           Jersey, dated as of June 1, 1999, by and among
                           Consolidated Rail Corporation, CSX Transportation,
                           Inc., and Norfolk Southern Railway Company, with
                           exhibit thereto (incorporated herein by reference to
                           Exhibit 10.4 to the Registrant's Current Report on
                           Form 8-K filed with the Commission on June 11, 1999)
                  10.37    Shared Assets Area Operating Agreement for Southern
                           Jersey/Philadelphia, dated as of June 1, 1999, by and
                           among Consolidated Rail Corporation, CSX
                           Transportation, Inc., and Norfolk Southern Railway
                           Company, with exhibit thereto (incorporated herein by
                           reference to Exhibit 10.5 to the Registrant's Current
                           Report on Form 8-K filed with the Commission on June
                           11, 1999)
                  10.38    Shared Assets Area Operating Agreement for Detroit,
                           dated as of June 1, 1999, by and among Consolidated
                           Rail Corporation, CSX Transportation, Inc., and
                           Norfolk Southern Railway Corporation, with exhibit
                           thereto (incorporated herein by reference to Exhibit
                           10.6 to the Registrant's Current Report on Form 8-K
                           filed with the Commission on June 11, 1999)
                  10.39    Monongahela Usage Agreement, dated as of June 1,
                           1999, by and among CSX Transportation, Inc., Norfolk
                           Southern Railway Company, Pennsylvania Lines LLC, and
                           New York Central Lines LLC, with exhibit thereto
                           (incorporated herein by reference to Exhibit 10.7 to
                           the Registrant's Current Report on Form 8-K filed
                           with the Commission on June 11, 1999)
                  10.40*   Agreement with Bank of America for limited guaranty
                           of loan to A.R. Carpenter**
                  10.41*   Agreement with Bank of America for limited guaranty
                           of loan to J.W. Snow**
                  12*      Computation of Ratio of Earnings to Fixed Charges
                  13*      Annual Report to Shareholders***
                  21*      Subsidiaries of the Registrant
                  23.1*    Consent of Ernst & Young LLP
                  23.2*    Consent of Ernst & Young LLP and KPMG LLP,
                           Independent Auditors
                  23.3*    Consent of PricewaterhouseCoopers LLP, Independent
                           Accountants
                  24*      Powers of Attorney
                  99.1*    Audited Consolidated Financial Statements of Conrail
                           Inc. for the Years Ended Dec. 31, 2000,1999, and 1998

                  *        Filed herewith
                  **       Management Contract or Compensatory Plan or
                           Arrangement
                  *** Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed "filed" as part of this Form 10-K.

     (b)      Reports on Form 8-K

              Form 8-K filed on January 31, 2001 to restate prior-period financial statements to reflect the contract logistics segment as a discontinued operation.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       CSX CORPORATION
                                       (Registrant)

                                       By: /s/JAMES L. ROSS
                                           ----------------
                                           James L. Ross
                                           Vice President and Controller
                                           (Principal Accounting Officer)
Dated:  February 28, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2001.

Signature                              Title
------------------------------         --------------------------------------

/s/ JOHN W. SNOW*                      Chairman of the Board, President,
-----------------
John W. Snow                           Chief Executive Officer and Director
                                       (Principal Executive Officer)

/s/ PAUL R. GOODWIN*                   Executive Vice President-Finance and
--------------------
Paul R. Goodwin                        Chief Financial Officer
                                       (Principal Financial Officer)

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

*By: /s/ ELLEN M. FITZSIMMONS
     ------------------------
Ellen M. Fitzsimmons
Attorney-in-Fact