Form 10-Q
period 2001-03-30
CSX CORP
filed 2001-05-03
CIK 277948

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 30, 2001

       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 30, 2001: 213,395,907 shares.

                                CSX CORPORATION
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2001
                                     INDEX

                                                                               Page Number
PART I. FINANCIAL INFORMATION

Item 1:

Financial Statements

1.               Consolidated Statement of Earnings-
                   Quarters Ended March 30, 2001 and March 31, 2000                3

2.               Consolidated Statement of Cash Flows-
                   Quarters Ended March 30, 2001 and March 31, 2000                4

3.               Consolidated Statement of Financial Position-
                   At March 30, 2001 and December 29, 2000                         5

Notes to Consolidated Financial Statements                                         6

Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                                16

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                         24

Signature                                                                         24

                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                                                                           (Unaudited)
                                                                                         Quarters Ended
                                                                              -----------------------------------
                                                                                  March 30,           March 31,
                                                                                    2001                2000
                                                                              --------------        -------------
               Operating Revenue                                              $        2,025        $       2,034

               Operating Expense                                                       1,836                1,860
                                                                              --------------        -------------
               Operating Income                                                          189                  174
               Other Expense                                                              31                    5
               Interest Expense                                                          131                  134
                                                                              --------------        -------------
               Earnings before Income Taxes                                               27                   35
               Income Tax Expense                                                          7                   10
                                                                              --------------        -------------
               Earnings before Discontinued Operations                                    20                   25

               Earnings from Discontinued Operations, Net of Tax                           -                    4
                                                                              --------------        -------------
               Net Earnings                                                   $           20        $          29
                                                                              ==============        =============
               Earnings Per Share:
                    Before Discontinued Operations                            $          .10        $         .12
                    Earnings from Discontinued Operations                                  -                  .02
                                                                              --------------        -------------
                    Including Discontinued Operations                         $          .10        $         .14
                                                                              ==============        =============

               Earnings Per Share, Assuming Dilution
                    Before Discontinued Operations                            $          .10        $         .12
                    Earnings from Discontinued Operations                                  -                  .02
                                                                              --------------        -------------
                    Including Discontinued Operations                         $          .10        $         .14
                                                                              ==============        =============

               Average Common Shares Outstanding (Thousands)                         211,299              211,192
                                                                              ==============        =============
               Average Common Shares Outstanding, Assuming Dilution
                    (Thousands)                                                      211,897              212,015
                                                                              ==============        =============

               Cash Dividends Paid Per Common Share                           $          .30        $         .30
                                                                              ==============        =============

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)

                                                                                                   (Unaudited)
                                                                                                 Quarters Ended
                                                                                    ------------------------------------
                                                                                     March 30,                March 31,
                                                                                       2001                     2000
                                                                                    -----------            -------------
               OPERATING ACTIVITIES
                 Net Earnings                                                       $        20            $          29
                 Adjustments to Reconcile Net Earnings to Net Cash Provided:
                     Depreciation                                                           157                      147
                     Deferred Income Taxes                                                    4                        2
                     Equity in Conrail Earnings - Net                                        (5)                      (6)
                     Other Operating Activities                                               1                       33
                     Changes in Operating Assets and Liabilities
                       Accounts Receivable                                                   10                        6
                       Other Current Assets                                                 (18)                     (39)
                       Accounts Payable                                                     (22)                     (21)
                       Other Current Liabilities                                           (147)                    (152)
                                                                                    -----------            -------------
                       Net Cash Used by Operating Activities                                  -                       (1)
                                                                                    -----------            -------------
               INVESTING ACTIVITIES
                 Property Additions                                                        (183)                    (107)
                 Short-Term Investments - Net                                               (83)                     (23)
                 Other Investing Activities                                                   1                       11
                                                                                    -----------            -------------
                       Net Cash Used by Investing Activities                               (265)                    (119)
                                                                                    -----------            -------------

               FINANCING ACTIVITIES
                 Short-Term Debt - Net                                                     (271)                     (81)
                 Long-Term Debt Issued                                                      500                        -
                 Long-Term Debt Repaid                                                      (48)                     (34)
                 Cash Dividends Paid                                                        (64)                     (66)
                 Other Financing Activities                                                   8                      (32)
                                                                                    -----------            -------------
                       Net Cash Provided (Used) by Financing Activities                     125                     (213)
                                                                                    -----------            -------------
                 Net Decrease in Cash and Cash Equivalents                                 (140)                    (333)

               CASH, CASH EQUIVALENTS AND SHORT-TERM
                 INVESTMENTS
                 Cash and Cash Equivalents at Beginning of Period                           261                      626
                                                                                    -----------            -------------
                 Cash and Cash Equivalents at End of Period                                 121                      293
                 Short-Term Investments at End of Period                                    500                      373
                                                                                    -----------            -------------
                 Cash, Cash Equivalents and Short-Term
                   Investments at End of Period                                     $       621            $         666
                                                                                    ===========            =============

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                                               (Unaudited)
                                                                                March 30,            December 29,
                                                                                  2001                   2000
                                                                              -------------         -------------
               ASSETS
                 Current Assets
                   Cash, Cash Equivalents and Short-Term Investments          $         621         $         684
                   Accounts Receivable                                                  840                   850
                   Materials and Supplies                                               269                   245
                   Deferred Income Taxes                                                122                   121
                   Other Current Assets                                                 148                   146
                                                                              -------------         -------------
                       Total Current Assets                                           2,000                 2,046

                 Properties                                                          17,981                17,839
                 Accumulated Depreciation                                            (5,297)               (5,197)
                                                                              -------------         -------------
                      Properties-Net                                                 12,684                12,642

                 Investment in Conrail                                                4,673                 4,668
                 Affiliates and Other Companies                                         344                   362
                 Other Long-Term Assets                                                 737                   773
                                                                              -------------         -------------
                       Total Assets                                           $      20,438         $      20,491
                                                                              =============         =============
               LIABILITIES
                 Current Liabilities
                   Accounts Payable                                           $       1,057         $       1,079
                   Labor and Fringe Benefits Payable                                    410                   405
                   Casualty, Environmental and Other Reserves                           251                   246
                   Current Maturities of Long-Term Debt                                 188                   172
                   Short-Term Debt                                                      478                   749
                   Income and Other Taxes Payable                                       250                   372
                   Other Current Liabilities                                            256                   257
                                                                              -------------         -------------
                       Total Current Liabilities                                      2,890                 3,280

                 Casualty, Environmental and Other Reserves                             745                   755
                 Long-Term Debt                                                       6,212                 5,810
                 Deferred Income Taxes                                                3,391                 3,384
                 Other Long-Term Liabilities                                          1,224                 1,245
                                                                              -------------         -------------
                       Total Liabilities                                             14,462                14,474
                                                                              -------------         -------------
               SHAREHOLDERS' EQUITY
                 Common Stock, $1 Par Value                                             213                   213
                 Other Capital                                                        1,470                 1,467
                 Retained Earnings                                                    4,293                 4,337
                                                                              -------------         -------------
                       Total Shareholders' Equity                                     5,976                 6,017
                                                                              -------------         -------------
                       Total Liabilities and Shareholders' Equity             $      20,438         $      20,491
                                                                              =============         =============

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "company") at March 30, 2001 and December 29, 2000, the results of its operations and cash flows for the quarters ended March 30, 2001 and March 31, 2000, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2001 presentation.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2001 consists of 52 weeks ending on December 28, 2001. Fiscal year 2000 consisted of 52 weeks ended December 29, 2000. The financial statements presented are for the 13-week quarter ended March 30, 2001, the 13-week quarter ended March 31, 2000, and as of December 29, 2000.

     Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2. EARNINGS PER SHARE

     Earnings per share are based on the weighted average number of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters ended March 30, 2001 and March 31, 2000. Earnings per share, assuming dilution, are based on the weighted average number of common shares outstanding adjusted for the effect of potential common shares outstanding that were dilutive during the period, principally arising from employee stock plans. For the fiscal quarters ended March 30, 2001 and March 31, 2000, potential common shares that were dilutive totaled 0.6 and 0.8 million, respectively.

     Certain potential common shares outstanding at March 30, 2001 and March 31, 2000 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 17.0 million at a weighted-average exercise price of $43.76 per share at March 30, 2001 and 23.9 million with a weighted-average exercise price of $41.89 per share at March 31, 2000.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background
----------

     CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several mid-western states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern received regulatory approval from the Surface Transportation Board (STB) to exercise joint control over Conrail in August 1998 and subsequently began integrated operations over allocated portions of the Conrail lines in June 1999.

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

Conrail Financial Information
-----------------------------

     Summary financial information for Conrail for its fiscal periods ended March 31, 2001 and 2000, and at December 31, 2000, is as follows:

                                                                                                Quarters Ended
                                                                                 -----------------------------------------
                                                                                    March 31,               March 31,
                                                                                      2001                    2000
                                                                                 ---------------       -------------------
               Income Statement Information:
                 Revenues                                                         $         233         $             259
                 Income from Operations                                                      64                        60
                 Net Income                                                                  45                        65

                                                                                                    As Of
                                                                                 -----------------------------------------
                                                                                    March 31,             December 31,
                                                                                      2001                   2000
                                                                                 ---------------       -------------------
               Balance Sheet Information:
                 Current Assets                                                   $         608         $             520
                 Property and Equipment and Other Assets                                  7,463                     7,540
                 Total Assets                                                             8,071                     8,060
                 Current Liabilities                                                        476                       435
                 Long-Term Debt                                                           1,208                     1,229
                 Total Liabilities                                                        4,024                     4,078
                 Stockholders' Equity                                                     4,047                     3,982

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information, Continued
----------------------------------------

Conrail's results for the quarter ended March 31, 2000 benefited from a non-recurring gain on the sale of property of $61 million, $37 million after-tax.

CSX's Accounting for its Investment in and Integrated Rail Operations with
--------------------------------------------------------------------------
Conrail
-------

     CSX and Norfolk Southern assumed substantially all of Conrail's customer freight contracts at the June 1999 integration date. CSX's rail and intermodal operating revenues include revenue from traffic previously moving on Conrail. Operating expenses reflect costs incurred to operate the former Conrail lines. Rail operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

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

     At March 30, 2001 and December 29, 2000, CSX had $4 million and $2 million, respectively, in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At March 30, 2001 and December 29, 2000, Conrail had advanced $98 million and $40 million, respectively, to CSX under this arrangement at interest rates of 4.75% and 5.90%, respectively. CSX also had amounts payable to Conrail of $104 million and $127 million at March 30, 2001 and December 29, 2000, respectively, representing expenses incurred under the operating, equipment, and shared area agreements.

NOTE 4. DISCONTINUED OPERATIONS

     On September 22, 2000, CSX completed the sale of CTI Logistx, Inc., its wholly-owned logistics subsidiary, for $650 million. The contract logistics segment is now reported as a discontinued operation and all prior periods in the statement of earnings have been restated accordingly. Revenues from the contract logistics segment for the quarter ended March 31, 2000 were $126 million.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 5. SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

     In December 1999, CSX sold certain assets comprising Sea-Land's international liner business to A. P. Moller-Maersk Line (Maersk). In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provided for a post-closing adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The company has recorded a receivable of approximately $60 million in connection with the post-closing adjustment and this amount is currently in dispute. This matter, together with other disputed issues, has been submitted to arbitration. Management is not yet in a position to assess fully the likely outcome of this process but believes it will prevail in the arbitrations. During 1999, the company recorded a net loss of $360 million, $271 million after-tax, related to this transaction. Included in this amount were estimated costs to terminate various contractual obligations of the company. These matters could affect the determination of the final loss on sale.

NOTE 6. ACCOUNTS RECEIVABLE

     The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to financial institutions through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At March 30, 2001, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $250 million through the conduit programs.

     At March 30, 2001 and December 29, 2000, the company had sold $547 million of accounts receivable; $300 million through the securitization program and $247 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit programs require yield payments based on prevailing commercial paper rates plus incremental fees. Losses recognized on the sale of accounts receivable totaled $12 million and $8 million for the quarters ended March 30, 2001 and March 31, 2000, respectively.

     The company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees the company receives for servicing the receivables approximate the related costs.

     In September 2000, the FASB issued Statement No. 140, " Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement No. 140 replaces the earlier Statement No. 125 in its entirety. While the new statement revises certain accounting guidance for transfers of financial assets, most of the provisions of Statement No. 125 have been carried over without reconsideration. Statement No. 140 is effective for transfers and servicing of financial assets occurring after March 31, 2001, but requires certain disclosures relating to securitizations for fiscal years ending after December 15, 2000. The accounting provisions of Statement No. 140 will not impact the company's financial statements.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 7.  OPERATING EXPENSE

                                                                                        Quarters Ended
                                                                              -----------------------------------
                                                                                 March 30,             March 31,
                                                                                   2001                  2000
                                                                              -------------         -------------
               Labor and Fringe Benefits                                      $         736         $         727
               Materials, Supplies and Other                                            459                   473
               Conrail Operating Fee, Rent & Services                                    83                    95
               Building and Equipment Rent                                              155                   188
               Inland Transportation                                                     85                    83
               Depreciation                                                             148                   138
               Fuel                                                                     170                   156
                                                                              -------------         -------------

                   Total                                                      $       1,836         $       1,860
                                                                              =============         =============


NOTE 8.  OTHER EXPENSE

                                                                                           Quarters Ended
                                                                                  --------------------------------
                                                                                    March 30,           March 31,
                                                                                      2001                2000
                                                                                  ------------        ------------
               Interest Income                                                    $         11        $         16
               Income (Loss) from Real Estate and Resort Operations/(1)/                    (3)                  1
               Net Losses from Accounts Receivable Sold                                    (12)                 (8)
               Minority Interest                                                            (8)                 (8)
               Equity Losses in Other Affiliates/(2)/                                      (16)                 (5)
               Miscellaneous                                                                (3)                 (1)
                                                                                  ------------        ------------

                   Total                                                          $        (31)       $         (5)
                                                                                  ============        ============

/(1)/ Gross revenue from real estate and resort operations was $25 million and $29 million for the quarters ended March 30, 2001 and March 31, 2000, respectively.

/(2)/ Included in equity losses in other affiliates was the $14 million write-off of an investment in a non-rail affiliate, during the quarter ended March 30, 2001.

NOTE 9.  DEBT AND CREDIT AGREEMENTS

      During the quarter ended March 30, 2001, the company issued $500 million of 6.75% notes due in 2011.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  COMMITMENTS AND CONTINGENCIES

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

Environmental
--------------

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

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 30, 2001 and Dec. 29, 2000 were $41 million. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  COMMITMENTS AND CONTINGENCIES, Continued

Environmental, Continued
------------------------

been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 30, 2001 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

     The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations and financial condition.

New Orleans Tank Car Fire
--------------------------

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

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court in early 2000.

     In 2000, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     Oral argument in the Louisiana Court of Appeals for the Fourth Circuit with regard to CSXT's appeal was held on January 12, 2001. A ruling is expected some time this year. Any review beyond that court is by discretionary writ.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.


ECT Dispute
-----------

     Recently, CSX received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk in December 1999. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk Sea-Land and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX holds them responsible for any damages that may result from this case. Management's initial evaluation of the claim indicates that valid defenses exist, but at this point management cannot estimate what, if any losses may result from this case.

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

NOTE 11.  BUSINESS SEGMENTS

     The company operates in four business segments: Rail, Intermodal, Domestic Container Shipping, and International Terminals. The Rail segment provides rail freight transportation over a network of more than 23,400 route miles in 23 states, the District of Columbia and two Canadian provinces. The Intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The Domestic Container Shipping segment consists of a fleet of 16 ocean vessels and 27,000 containers serving the trade between ports on the United States mainland and Alaska, Guam, Hawaii and Puerto Rico. The International Terminals segment operates container freight terminal facilities at 12 locations in Hong Kong, China, Australia, Europe, Russia, and the Dominican Republic. The company's segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the Rail and Intermodal segments are viewed on a combined basis as Surface Transportation operations and the Domestic Container Shipping and International Terminals segments are viewed on a combined basis as Marine Services operations.

     The company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations, excluding the effects of non-recurring charges and gains. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note
1), except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment's joint venture businesses in operating expense. These amounts are reclassified in CSX's consolidated financial statements to other expense. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, that is, at current market prices.

     Business segment information for the quarters ended March 30, 2001 and March 31, 2000 is as follows:

Quarter ended March 30, 2001:
-----------------------------

                                                                                         Marine Services
                                                                         ---------------------------------------------
                                                Surface Transportation           Domestic
                                           --------------------------------     Container      International
                                                Rail    Intermodal   Total       Shipping        Terminals       Total     Total
                                           --------------------------------------------------------------------------------------
Revenues from external customers             $ 1,532   $     265   $ 1,797     $       161      $      67       $  228    $ 2,025
Intersegment revenues                              -           5         5               -              1            1          6
Segment operating income                         166          16       182              (3)            12            9        191
Assets                                        12,911         418    13,329             299            795        1,094     14,423

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  BUSINESS SEGMENTS, Continued

Quarter ended March 31, 2000:
-----------------------------

                                                                                         Marine Services
                                                                         ---------------------------------------------
                                                Surface Transportation           Domestic
                                           -------------------------------      Container    International
                                                Rail    Intermodal   Total       Shipping      Terminals       Total       Total
                                           --------------------------------------------------------------------------------------
Revenues from external customers             $ 1,515   $     283    $ 1,798    $       162    $      74        $  236     $ 2,034
Intersegment revenues                              -           5          5              -            -             -           5
Segment operating income                         147          13        160             (1)          14            13         173
Assets                                        12,976         389     13,365            338          720         1,058      14,423

     A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                             March 30,                      March 31,
                                                              2001                            2000
                                                       -------------------           -------------------
Revenues:
--------
Total external revenues for business segments              $         2,025               $         2,034
Intersegment revenues for business segments                              6                             5
Elimination of intersegment revenues                                    (6)                           (5)
                                                       -------------------           -------------------
     Total consolidated revenues                           $         2,025               $         2,034
                                                       ===================           ===================

Operating Income:
----------------
Total operating income for business segments               $           191               $           173
Reclassification of minority interest expense for
  International terminals segment                                        8                             8
Unallocated corporate expenses                                         (10)                           (7)
                                                       -------------------           -------------------
      Total consolidated operating income                  $           189               $           174
                                                       ===================           ===================

Assets:
------
Assets for Business Segments                               $        14,423               $        14,423
Investment in Conrail                                                4,673                         4,668
Elimination of Intercompany Receivables                                180                          (289)
Non-segment Assets                                                   1,162                         1,723
                                                       -------------------           -------------------
                                                           $        20,438               $        20,525
                                                       ===================           ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     CSX follows a 52/53-week fiscal calendar. Fiscal years 2001 and 2000 consist of 52 weeks. The quarters ended March 30, 2001 and March 31, 2000 consisted of 13 weeks.

First Quarter 2001 Compared with 2000
-------------------------------------

     CSX reported net earnings from continuing operations of $20 million, 10 cents per diluted share, for the quarter ended March 30, 2001 as compared to $25 million, 12 cents per diluted share for the quarter ended March 31, 2000.

     Operating income for the first quarter of 2001 totaled $189 million, compared with $174 million in the first quarter of 2000 on revenues of $2.03 billion in both years. Operating expenses for the first quarter of 2001 totaled $1.84 billion compared to $1.86 billion in the prior year, a 1% decrease.

     Other expense totaled $31 million in the first quarter of 2001 compared to $5 million in the first quarter of 2000, more than offsetting the year over year increase in operating income. This was due primarily to the $14 million write-off of an investment in a non-rail affiliate along with a decrease in interest income and an increase in net losses from sales of accounts receivable and expenses from real estate and resort operations.

Surface Transportation Results
------------------------------

Rail


     Rail operating income for the first quarter of 2001 totaled $166 million, compared to $147 million in the prior year quarter, an increase of 13%. Operating revenue totaled $1.53 billion, an increase of $17 million, or 1%, due primarily to the exceptionally strong demand for coal. Operating expense was consistent at $1.37 billion in both years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

     The following table provides rail carload and revenue data by service group and commodity for the quarters ended March 30, 2001 and March 31, 2000:

                                                                Carloads                              Revenue
                                                              (Thousands)                      (Millions of Dollars)
                                                ----------------------------------     ---------------------------------
                                                    March 30,         March 31,           March 30,         March 31,
                                                      2001               2000               2001               2000
                                                ---------------   ----------------     --------------   ----------------
     Merchandise
       Phosphates and Fertilizer                            119                131       $         89       $         92
       Metals                                                82                 91                102                107
       Food and Consumer Products                            40                 41                 58                 53
       Paper and Forest Products                            122                137                160                168
       Agricultural Products                                100                 92                134                122
       Chemicals                                            150                149                250                247
       Minerals                                              95                101                 90                 95
       Government                                             3                  3                  7                  5
                                                ---------------   ----------------     --------------   ----------------
       Total Merchandise                                    711                745                890                889

     Automotive                                             127                158                194                227

     Coal, Coke & Iron Ore
       Coal                                                 439                396                416                371
       Coke                                                  10                 12                 11                 12
       Iron Ore                                               5                  8                  3                  7
                                                ---------------   ----------------     --------------   ----------------
       Total Coal, Coke & Iron Ore                          454                416                430                390

       Other                                                  -                  -                 18                  9
                                                ---------------   ----------------     --------------   ----------------
     Total Rail                                           1,292              1,319       $      1,532       $      1,515
                                                ===============   ================     ==============   ================

     Overall freight revenue was significantly higher than the first quarter of 2000 due primarily to an increase in coal revenue and strategic price initiatives. Merchandise demand decreased from prior year, particularly in the phosphates and fertilizer group and the paper and forest products commodity group. Automotive revenue decreased significantly, due primarily to automotive plant shut downs relating to a weak economy.

     As compared to the first quarter of 2000, operations of the railroad are running smoother in 2001. During the first quarter of 2000, CSX's rail unit was still experiencing operating difficulties and diminished service performance relating to the initial integration of operations over the Conrail territories. In 2001, primarily the result of strategic initiatives begun in mid-2000, CSX's rail unit has seen improvement in operations and service performance and the railroad has seen significant improvements in most operating

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

measures. The improved performance allowed the Company to selectively raise rates helping offset decreased demand while also enabling the Company to realize savings in certain operating expense categories. Increases in fuel expense due to price increases year over year and labor costs somewhat offset the savings in other operating expense categories.

Intermodal
----------

     Intermodal operating income totaled $16 million for the first quarter of 2001, compared to $13 million in the prior year quarter. Revenue for the quarter decreased $18 million, or 6%, to $270 million. Operating expense decreased $21 million, or 8%, to $254 million. The decrease in revenues represent a slight loss in market share year over year along with the weakening economy, but this was offset by increased savings in certain operating expense categories.

Marine Services Results
-----------------------

Domestic Container Shipping

     The domestic container shipping unit reported an operating loss of $3 million for the first quarter of fiscal 2001 as compared to an operating loss of $1 million in the prior year. Operating revenues were relatively constant at $161 million for the first quarter of 2001 and $162 million in the prior year. The Puerto Rico tradelane is continuing to experience excess capacity which is putting pressure on rates. The results for both the Alaska and Hawaii tradelanes have improved compared to first quarter 2000.

International Terminals

     The international terminals unit reported operating income of $12 million for the first quarter as compared to $14 million in the prior year. Operating revenues were $68 million for the first quarter of 2001 as compared to $74 million in the prior year. The decrease in operating revenues and income was primarily due to the economic slowdown which hit particularly strong at the Company's main terminal in Hong Kong early in the quarter.

FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments totaled $621 million at March 30, 2001, a decrease of $63 million since December 29, 2000.

     The primary source of cash and cash equivalents during the first quarter of 2001 was the issuance of $500 million of notes. Cash flow from operations was neutral reflecting customary seasonal weakness. Primary uses of cash and cash equivalents during the quarter were property additions, repayments of short-term debt, and the payment of dividends on the company's outstanding common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL CONDITION, Continued

     CSX's working capital deficit at March 30, 2001 was $890 million, down from $1.2 billion at December 29, 2000. The working capital deficit at both dates includes approximately $300 million of commercial paper that is classified as short-term debt due to the fact that it is supported by the Company's line of credit agreement which expires in November 2001. A working capital deficit is not unusual for the company and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs.

     CSX also has $300 million of remaining capacity under a shelf registration that may be used to issue debt or other securities at the company's discretion.

FINANCIAL DATA
--------------

                                                                                   (Millions of Dollars)
                                                                          ---------------------------------------
                                                                                March 30,            December 29,
                                                                                  2001                   2000
                                                                          -------------------    ----------------
                                   Cash, Cash Equivalents and
                                     Short-Term Investments                 $        621           $        684
                                   Commercial Paper Outstanding -
                                     Short-Term                             $        478           $        749
                                   Working Capital (Deficit)                $       (890)          $     (1,234)

                                   Current Ratio                                      .7                     .6
                                   Debt Ratio                                         53%                    52%
                                   Ratio of Earnings to Fixed Charges                1.2  x                 1.4  X

OUTLOOK
-------

     In the remainder of 2001, the challenge will be to continue to improve the financial performance of the railroad. This will be accomplished through continued service improvements, aggressive cost cutting initiatives and taking full advantage of revenue synergy opportunities from the Conrail transaction. Despite an economy that is showing clear signs of at least a short-term slow down, if not a contraction, CSX expects to produce full year earnings that will show an increase from previous years. The coal unit is expected to continue to offset the decreased demand in other sectors through the remainder of the year. CSX is hopeful that the second half of 2001 will produce some year over year increases in rail volumes. On the cost side, the impact of higher fuel costs is expected to have a negative impact on cost comparisons during the first part of the year but could be favorable if prices decline throughout the year.

     Although CSX World Terminals encountered a difficult first quarter, especially its main terminal in Hong Kong, it is still expected to produce both earnings and cash flow levels above 2000's results. Results in Hong Kong improved late in the first quarter and are expected to continue improving throughout the remainder of 2001.

     CSX Lines continues to struggle with price competition in Puerto Rico, but other trade-lanes continue to be strong.

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

     The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

Accounting and Financial Reporting Effects
------------------------------------------

     CSX and Norfolk Southern have assumed substantially all of Conrail's former customer freight contracts. CSX's rail and intermodal operating revenue include revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to operate the former Conrail lines. Rail operating expenses after the integration also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

Conrail's Results of Operations
-------------------------------

     Conrail reported net income of $45 million on revenues of $233 million for the first quarter of 2001, compared to net income of $65 million on revenues of $259 million for the prior year quarter. Results for the first quarter of 2000 benefited from a non-recurring gain on the sale of property of $61 million, $37 million after-tax.

     Conrail's operating activities provided net cash of $121 million in the first quarter of 2001, compared with a net use of cash of $112 million in the first quarter of 2000.

     Conrail's working capital was $132 million at March 31, 2001, compared with $85 million at December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS

Surface Transportation Board Moratorium on Rail Merger Applications and Proposed
--------------------------------------------------------------------------------
New Rules for Rail Mergers
---------------------------

     In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The STB's deliberations on this matter were prompted by significant public concerns expressed following the December 1999 announcement by the Burlington Northern Santa Fe and Canadian National railroads of plans to merge and combine their respective rail systems. The moratorium was instituted to allow the STB time to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, and to consider changes in the rules by which future rail mergers will be evaluated. In October 2000, the STB issued proposed new rules for rail mergers that would require companies to demonstrate how future mergers would enhance competition and make companies more accountable for claimed merger benefits and service. After considering public comments on the proposed new rules, the STB anticipates issuing final rules in June 2001.

Federal Court Decision Affecting Coal Mining Operations
--------------------------------------------------------

     In October 1999, a federal district court judge ruled that certain mountaintop coal mining practices in West Virginia were in violation of the federal Clean Water Act and the federal Surface Mining and Control Reclamation Act. The decision, if enforced, could have adversely affected CSX's coal traffic and revenues if upheld. A federal appeals court overturned the decision on April 24, 2001, ruling that the case should properly have been brought in the West Virginia state courts.

New Orleans Tank Car Fire Litigation
-------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued

New Orleans Tank Car Fire Litigation, Continued
-----------------------------------------------

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

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of that settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. That settlement was approved by the trial court in early 2000.

     In 2000, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     Oral argument in the Louisiana Court of Appeals for the Fourth Circuit with regard to CSXT's appeal was held on January 12, 2001. A ruling is expected some time this year. Any review beyond that court is by discretionary writ.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.

ECT Dispute
------------

     Recently, CSX received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk in December 1999. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk and is seeking compensation from CSX relating to the alleged breach. CSX has advised Maersk that CSX holds them responsible for any damages that may arise from this case. Management's initial evaluation of the claim indicates that valid defenses exist, but at this point management cannot estimate what, if any, losses may result from this case.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

               __________________________________________________

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) costs and operating difficulties related to the integration of Conrail may not be eliminated or resolved within the time frame currently anticipated; (ii) revenue and cost synergies expected from the integration of Conrail may not be fully realized or realized within the timeframe anticipated; (iii) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the company; (iv) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the businesses of the company; (v) possible additional consolidation of the rail industry in the near future may adversely affect the operations and businesses of the company; and (vi) changes may occur in the securities and capital markets.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b)  Reports on Form 8-K

          Form 8-K filed on 1/31/01 to restate CSX Corporation's financial statements to reflect the sale of CTI Logistx as a discontinued operation.

          Form 8-K filed on 3/12/01 to announce the public offering of $500,000,000 aggregate principal amount of the Company's 6.75% Notes due 2011.


                                   Signature
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CSX CORPORATION
                                   (Registrant)


                               By: /s/ JAMES L. ROSS
                                   --------------------
                                   James L. Ross
                                   Vice President and Controller
                                   (Principal Accounting Officer)
Dated:  May 2, 2001