Form 10-Q/A
period 2001-03-30
CSX CORP
filed 2001-05-14
CIK 277948

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

This Form 10Q for the period ended March 30, 2001 is being amended to comply with Rule 3-10 of Regulation S-X requiring condensed consolidating financial statements for the parent company and CSX Lines, LLC. See Footnote 12 to the Financial Statements.

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
                                                       ===================           ===================

Note 12. Summarized Consolidating Financial Data - CSX Lines. During 1987, CSX Lines entered into agreements to sell and lease back by charter three new U.S. -built, U.S. -flag, D-7 class container ships. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). The March 30, 2001 and March 31,
2000 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and guarantors are as follows: (amounts in millions)

Consolidating Statement of Financial Position                                              March 30, 2001
---------------------------------------------                  CSX Corporate    CSX Lines    Other     Eliminations   Consolidated
                                                            ------------------------------------------------------------------------
Assets
Cash, Cash Equivalents and Short-term Investments                     367          (25)        279               -          621
Accounts Receivable                                                    41           31         961            (193)         840
Materials and Supplies                                                  -           16         253               -          269
Deferred Income Taxes                                                   -            -         122               -          122
Other Current Assets                                                    6           12         279            (149)         148
                                                            ------------------------------------------------------------------------
Total Current Assets                                                  414           34       1,894            (342)       2,000

Properties                                                             29          451      17,501               -       17,981
Accumulated Depreciation                                              (26)        (281)     (4,990)              -       (5,297)
                                                            ------------------------------------------------------------------------
Properties, net                                                         3          170      12,511               -       12,684

Investment in Conrail                                                 361            -       4,312               -        4,673
Affiliates and Other Companies                                          -           94         279             (29)         344
Investment in Consolidated Subsidiaries                            13,188            -         396         (13,584)           -
Other long-term assets                                               (141)          69       2,018          (1,209)         737
                                                            ------------------------------------------------------------------------
Total Assets                                                       13,825          367      21,410         (15,164)      20,438
                                                            ========================================================================

Liabilities

Current Liabilities
Accounts Payable                                                      125           64       1,171            (303)       1,057
Labor and Fringe Benefits Payable                                      14           19         377               -          410
Payable to Affiliates                                                   -            -         149            (149)           -
Casualty, Environmental and Other Reserves                              1            -         250               -          251
Current Maturities of Long-term debt                                   60            -         128               -          188
Short-term Debt                                                       477            -           1               -          478
Income and Other Taxes Payable                                      1,255            8      (1,013)              -          250
Other Current Liabilities                                              38           21          87             110          256
                                                            ------------------------------------------------------------------------
Total Current Liabilities                                           1,970          112       1,150            (342)       2,890

Casualty, Environmental and Other reserves                              1            -         744               -          745
Long-term Debt                                                      5,025           68       1,119               -        6,212
Deferred Income Taxes                                                 112          (13)      3,292               -        3,391
Long Term Payable to Affiliates                                       396            -        (396)              -            -
Other Long-term Liabilities                                           345           47       2,068          (1,236)       1,224
                                                            ------------------------------------------------------------------------
Total Liabilities                                                   7,849          214       7,977          (1,578)      14,462
                                                            ------------------------------------------------------------------------
Shareholders' Equity
Preferred Stock                                                         -            -         396            (396)           -
Common Stock                                                          213            -         209            (209)         213
Other Capital                                                       1,470          161       8,895          (9,056)       1,470
Retained Earnings                                                   4,293           (8)      3,933          (3,925)       4,293
Accumulated Other Comprehensive Loss                                    -            -           -               -            -
                                                            ------------------------------------------------------------------------
Total Shareholders' Equity                                          5,976          153      13,433         (13,586)       5,976
                                                            ------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                         13,825          367      21,410         (15,164)      20,438
                                                            ========================================================================

Consolidating Statement of Financial Position                                            December 29, 2000
---------------------------------------------                   CSX Corporate   CSX Lines    Other      Eliminations  Consolidated
                                                            ------------------------------------------------------------------------
Assets

Cash, Cash Equivalents and Short-term Investments                     285          (94)        493               -            684
Accounts Receivable                                                    33           65         926            (174)           850
Materials and Supplies                                                  -           15         230               -            245
Deferred Income Taxes                                                   -            -         121               -            121
Other Current Assets                                                   12           12         248            (126)           146
                                                            ------------------------------------------------------------------------
Total Current Assets                                                  330           (2)      2,018            (300)         2,046

Properties                                                             29          455      17,355               -         17,839
Accumulated Depreciation                                              (25)        (276)     (4,896)              -         (5,197)
                                                            ------------------------------------------------------------------------
Properties, net                                                         4          179      12,459               -         12,642

Investment in Conrail                                                 364            -       4,304               -          4,668
Affiliates and Other Companies                                          -          164         227             (29)           362
Investment in Consolidated Subsidiaries                            13,184            -         386         (13,570)             -
Other long-term assets                                               (205)           -       2,097          (1,119)           773
                                                            ------------------------------------------------------------------------
Total Assets                                                       13,677          341      21,491         (15,018)        20,491
                                                            ========================================================================
Liabilities

Current Liabilities
Accounts Payable                                                      102           88       1,036            (147)         1,079
Labor and Fringe Benefits Payable                                       5           21         379               -            405
Payable to Affiliates                                                   -            -         127            (127)             -
Casualty, Environmental and Other Reserves                              1            3         242               -            246
Current Maturities of Long-term debt                                   60            -         112               -            172
Short-term Debt                                                       749            -           -               -            749
Income and Other Taxes Payable                                      1,346           12        (986)              -            372
Other Current Liabilities                                              39           25         219             (26)           257
                                                            ------------------------------------------------------------------------
Total Current Liabilities                                           2,302          149       1,129            (300)         3,280

Casualty, Environmental and Other reserves                              -            4         751               -            755
Long-term Debt                                                      4,594           54       1,162               -          5,810
Deferred Income Taxes                                                 118          (16)      3,282               -          3,384
Long Term Payable to Affiliates                                       396           14         707          (1,117)             -
Other Long-term Liabilities                                           250           43         982             (30)         1,245
                                                            ------------------------------------------------------------------------
Total Liabilities                                                   7,660          248       8,013          (1,447)        14,474
                                                            ------------------------------------------------------------------------
Shareholders' Equity
Preferred Stock                                                         -            -         396            (396)             -
Common Stock                                                          213            -         209            (209)           213
Other Capital                                                       1,467           98       8,958          (9,056)         1,467
Retained Earnings                                                   4,337           (5)      3,915          (3,910)         4,337
Accumulated Other Comprehensive Loss                                    -            -           -               -              -
                                                            ------------------------------------------------------------------------
Total Shareholders' Equity                                          6,017           93      13,478         (13,571)         6,017
                                                            ------------------------------------------------------------------------
Total Liabilities and Shareholders' Equity                         13,677          341      21,491         (15,018)        20,491
                                                            ========================================================================

Consolidating Statement of Earnings                                             Quarter Ended March 30, 2001
-----------------------------------                       CSX Corporate   CSX Lines     Other         Eliminations    Consolidated
                                                  ----------------------------------------------------------------------------------
Operating Income
Operating Revenue                                                 -           161       1,974              (110)           2,025
Operating Expense                                               (46)          164       1,827              (109)           1,836
                                                  ----------------------------------------------------------------------------------
Operating Income(Loss)                                           46            (3)        147                (1)             189
Other Income and Expense
Other Income (Expense)                                           78             -          12              (121)             (31)
Interest Expense                                                134             2          38               (43)             131
                                                  ----------------------------------------------------------------------------------
Earnings
Earnings before Income Taxes                                    (10)           (5)        121               (79)              27
Income Tax Expense                                               (1)           (2)         10                 -                7
                                                  ----------------------------------------------------------------------------------
Net Earnings (Loss)                                              (9)           (3)        111               (79)              20
                                                  ==================================================================================

Consolidating Statement of Earnings                                             Quarter Ended March 31, 2000
-----------------------------------                       CSX Corporate   CSX Lines     Other         Eliminations    Consolidated
                                                  ----------------------------------------------------------------------------------
Operating Income
Operating Revenue                                                 -           162       1,992              (120)           2,034
Operating Expense                                               (52)          163       1,867              (118)           1,860
                                                  ----------------------------------------------------------------------------------
Operating Income(Loss)                                           52            (1)        125                (2)             174

Other Income and Expense
Other Income (Expense)                                           73             1          29              (108)              (5)
Interest Expense                                                136             2          34               (38)             134
                                                  ----------------------------------------------------------------------------------

Earnings
Earnings before Income Taxes                                    (11)           (2)        120               (72)              35
Income Tax Expense                                               (2)           (1)         13                 -               10
                                                  ----------------------------------------------------------------------------------
Earnings before Discontinued Operations                          (9)           (1)        107               (72)              25
Earnings from Discontinued Operations, Net of Tax                 -             -           4                 -                4
                                                  ----------------------------------------------------------------------------------
Net Earnings (Loss)                                              (9)           (1)        111               (72)              29

Consolidating Statement of Cash Flows                                      Quarter Ended March 30, 2001
                                                    CSX Corporate       CSX Lines      Other         Eliminations      Consolidated
                                             ---------------------------------------------------------------------------------------
Operating Activities
     Net Cash Provided by Operating
       Activities                                         (78)               -           142                (64)               -
                                             ---------------------------------------------------------------------------------------

Investing Activities
Property Additions                                          -                1          (184)                 -             (183)
Short-term Investments-net                                (76)               -            (7)                 -              (83)
Other Investing Activities                                  8                -           (65)                58                1
                                             ---------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                (68)               1          (256)                58             (265)
                                             ---------------------------------------------------------------------------------------

Financing Activities
Short-term Debt-Net                                      (271)               -             -                  -             (271)
Long-term Debt Issued                                     500                -             -                  -               500
Long-term Debt Repaid                                       -                -           (48)                 -              (48)
Cash Dividends Paid                                       (66)               -           (54)                56              (64)
Other Financing Activities                                (12)                            70                (50)               8
                                             ---------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing
        Activities                                        151                -           (32)                 6              125
                                             ---------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash
  Equivalents                                               5                1          (146)                 -             (140)
                                             ---------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period           47              (94)          308                  -              261
                                             ---------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                 52              (93)          162                  -              121
                                             ---------------------------------------------------------------------------------------

Consolidating Statement of Cash Flows                                      Quarter Ended March 31, 2000
                                                    CSX Corporate       CSX Lines      Other         Eliminations      Consolidated
                                             ---------------------------------------------------------------------------------------
Operating Activities
     Net Cash Provided by Operating Activities             21               18            14                (54)              (1)
                                             ---------------------------------------------------------------------------------------

Investing Activities
Property Additions                                          -                -          (107)                 -             (107)
Short-term Investments-net                                (23)               -             -                  -              (23)
Other Investing Activities                                (67)               -          (577)               655               11
                                             ---------------------------------------------------------------------------------------
     Net Cash Used by Investing Activities                (90)               -          (684)               655             (119)
                                             ---------------------------------------------------------------------------------------

Financing Activities
Short-term Debt-Net                                       (81)               -             -                  -              (81)
Long-term Debt Repaid                                       -                -           (34)                 -              (34)
Cash Dividends Paid                                       (67)               -           (54)                55              (66)
Common Stock Issued                                        98                -           (78)               (20)               -
Common Stock Retired                                      (12)               -            12                  -                -
Other Financing Activities                                266              (69)          407               (636)             (32)
                                             ---------------------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities     204              (69)          253               (601)            (213)
                                             ---------------------------------------------------------------------------------------
Net Increase (Decrease) in Cash and Cash Equivalents      135              (51)         (417)                 -             (333)
                                             ---------------------------------------------------------------------------------------
Cash and Cash Equivalents at Beginning of Period         (475)             554           547                  -              626
                                             ---------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period               (340)             503           130                  -              293
                                             ---------------------------------------------------------------------------------------

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

                                   CSX CORPORATION
                                   (Registrant)


                               By: /s/ JAMES L. ROSS
                                   --------------------
                                   James L. Ross
                                   Vice President and Controller
                                   (Principal Accounting Officer)
Dated:  May 14, 2001