Form 10-Q
period 2001-06-29
CSX CORP
filed 2001-08-01
CIK 277948

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 29, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of June 29, 2001: 213,072,061 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2001
                                      INDEX



                                                                             Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.     Consolidated Statement of Earnings-
         Quarters and Six Months Ended June 29, 2001 and June 30, 2000            3

2.     Consolidated Statement of Cash Flows-
         Six Months Ended June 29, 2001 and June 30, 2000                         4

3.     Consolidated Statement of Financial Position-
         At June 29, 2001 and December 29, 2000                                   5

Notes to Consolidated Financial Statements                                        6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                               23


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                     32

Item 6.  Exhibits and Reports on Form 8-K                                        33

Signature                                                                        33

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                                                  (Unaudited)
                                                              Quarter Ended                    Six Months Ended
                                                      ------------------------------     ------------------------------
                                                        June 29,         June 30,          June 29,         June 30,
                                                          2001             2000              2001             2000
                                                      ------------     -------------     ------------     -------------
Operating Revenue                                     $      2,057     $       2,071     $      4,082     $       4,105

Operating Expense                                            1,792             1,882            3,628             3,742
                                                      ------------     -------------     ------------     -------------
Operating Income                                               265               189              454               363
Other Income (Expense)                                          34                24                3                19
Interest Expense                                               132               139              263               273
                                                      ------------     -------------     ------------     -------------
Earnings from Continuing Operations
            Before Income Taxes                                167                74              194               109
Income Tax Expense                                              59                26               66                36
                                                      ------------     -------------     ------------     -------------
Earnings before Discontinued Operations                        108                48              128                73
Earnings from Discontinued Operations,
            Net of Taxes                                         -                 7                -                11
                                                      ------------     -------------     ------------     -------------

Net Earnings                                          $        108     $          55     $        128     $          84
                                                      ============     =============     ============     =============

Earnings Per Share:
     Before Discontinued Operations                   $       0.51     $        0.23     $       0.60     $        0.35
     Earnings from Discontinued Operations                       -              0.03                -              0.05
                                                      ------------     -------------     ------------     -------------
     Including Discontinued Operations                $       0.51     $        0.26     $       0.60     $        0.40
                                                      ============     =============     ============     =============

Earnings Per Share, Assuming Dilution:
     Before Discontinued Operations                   $       0.51     $        0.23     $       0.60     $        0.35
     Earnings from Discontinued Operations                       -              0.03                -              0.05
                                                      ------------     -------------     ------------     -------------
     Including Discontinued Operations                $       0.51     $        0.26     $       0.60     $        0.40
                                                      ============     =============     ============     =============
Average Common Shares Outstanding
     (Thousands)                                           211,687           211,016          211,491           211,104
                                                      ============     =============     ============     =============

Average Common Shares Outstanding
     Assuming Dilution (Thousands)                         212,464           211,211          212,180           211,588
                                                      ============     =============     ============     =============

Cash Dividends Paid Per Common Share                  $       0.30     $        0.30     $       0.60     $        0.60
                                                      ============     =============     ============     =============

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                                                (Unaudited)
                                                                                              Six Months Ended
                                                                                      ---------------------------------
                                                                                         June 29,            June 30,
                                                                                           2001                2000
                                                                                      --------------      -------------
OPERATING ACTIVITIES
  Net Earnings                                                                        $          128      $          84
  Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Depreciation                                                                               312                293
      Deferred Income Taxes                                                                       32                 31
      Equity in Conrail Earnings - Net                                                            (9)                (4)
      Other Operating Activities                                                                  (1)                52
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                                                      (33)                68
        Other Current Assets                                                                     (15)               (80)
        Accounts Payable                                                                         (71)              (161)
        Other Current Liabilities                                                                (78)              (287)
                                                                                      --------------      -------------

        Net Cash Provided (Used) by Operating Activities                                         265                 (4)
                                                                                      --------------      -------------

INVESTING ACTIVITIES
  Property Additions                                                                            (420)              (422)
  Short-Term Investments - Net                                                                    11                 70
  Other Investing Activities                                                                      (8)                16
                                                                                      --------------      -------------

        Net Cash Used by Investing Activities                                                   (417)              (336)
                                                                                      --------------      -------------

FINANCING ACTIVITIES
  Short-Term Debt - Net                                                                         (228)              (105)
  Long-Term Debt Issued                                                                          500                187
  Long-Term Debt Repaid                                                                         (118)               (72)
  Cash Dividends Paid                                                                           (128)              (131)
  Other Financing Activities                                                                       8                (37)
                                                                                      --------------      -------------

        Net Cash Provided (Used) by Financing Activities                                          34               (158)
                                                                                      --------------      -------------

  Net Decrease in Cash and Cash Equivalents                                                     (118)              (498)

CASH, CASH EQUIVALENTS AND SHORT-TERM
  INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                                               261                626
                                                                                      --------------      -------------

  Cash and Cash Equivalents at End of Period                                                     143                128
  Short-Term Investments at End of Period                                                        413                267
                                                                                      --------------      -------------

  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                                                      $          556      $         395
                                                                                      ==============      =============

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                                       (Unaudited)
                                                                         June 29,        December 29,
                                                                           2001              2000
                                                                       -----------       ------------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments                  $       556       $        684
    Accounts Receivable                                                        890                850
    Materials and Supplies                                                     268                245
    Deferred Income Taxes                                                      114                121
    Other Current Assets                                                       149                146
                                                                       -----------       ------------

       Total Current Assets                                                  1,977             2,046

  Properties                                                                18,116             17,839
  Accumulated Depreciation                                                  (5,375)            (5,197)
                                                                       -----------       ------------

       Properties-Net                                                       12,741             12,642

 Investment in Conrail                                                       4,677              4,668
 Affiliates and Other Companies                                                353                362
  Other Long-Term Assets                                                       761                773
                                                                       -----------       ------------
        Total Assets                                                   $    20,509       $     20,491
                                                                       ===========       ============

LIABILITIES
  Current Liabilities
    Accounts Payable                                                   $     1,015       $      1,079
    Labor and Fringe Benefits Payable                                          418                405
    Current Portion of Casualty, Environmental and
      Other Reserves                                                           250                246
    Current Maturities of Long-Term Debt                                       937                172
    Short-Term Debt                                                            171                749
    Income and Other Taxes Payable                                             289                372
    Other Current Liabilities                                                  261                257
                                                                       -----------       ------------

        Total Current Liabilities                                            3,341              3,280

  Casualty, Environmental and Other Reserves                                   740                755
  Long-Term Debt                                                             5,770              5,810
  Deferred Income Taxes                                                      3,411              3,384
  Other Long-Term Liabilities                                                1,215              1,245
                                                                       -----------       ------------
        Total Liabilities                                                   14,477             14,474
                                                                       -----------       ------------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                                   213                213
  Other Capital                                                              1,482              1,467
  Retained Earnings                                                          4,337              4,337
                                                                       -----------       ------------

        Total Shareholders' Equity                                           6,032              6,017
                                                                       -----------       ------------

        Total Liabilities and Shareholders' Equity                     $    20,509       $     20,491
                                                                       ===========       ============

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "company") at June 29, 2001 and December 29, 2000, and the results of its operations for the quarters and six months ended June 29, 2001 and June 30, 2000, and its cash flows for the six months ended June 29, 2001 and June 30, 2000, such adjustments being of a normal recurring nature. Certain prior year data have been reclassified to conform to the 2001 presentation.

     While the company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the company's latest Annual Report and Form 10-K.

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2001 consists of 52 weeks ending on December 28, 2001. Fiscal year 2000 consisted of 52 weeks ended December 29, 2000. The financial statements presented are for the 13-week quarters ended June 29, 2001 and June 30, 2000, the 26-week periods ended June 29, 2001 and June 30, 2000, and as of December 29, 2000.

     Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2. EARNINGS PER SHARE

     Earnings per share are based on the weighted average of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters and six months ended
June 29, 2001 and June 30, 2000. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of dilutive potential common shares outstanding during the period, principally arising from employee stock plans. For the fiscal quarters ended June 29, 2001 and June 30, 2000, dilutive potential common shares totaled
 .8 million and .2 million, respectively. For the six months ended June 29, 2001 and June 30, 2000, potentially dilutive shares totaled .7 million and
 .5 million, respectively.

     Certain potential common shares outstanding at June 29, 2001 and June 30, 2000 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 19.3 million at a weighted-average exercise price of $43.46 per share at June 29, 2001 and 26.2 million with a weighted-average exercise price of $40.07 per share at June 30, 2000.

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

Conrail Financial Information
-----------------------------

     Summary financial information for Conrail for its fiscal periods ended June 30, 2001 and 2000, and at December 31, 2000, is as follows:

                                               Quarters Ended                 Six Months Ended
                                                  June 30,                        June 30,
                                         --------------------------     ----------------------------
                                             2001           2000           2001             2000
                                         -----------     ----------     -----------     ------------
Income Statement Information:
      Revenues                                 $229          $246             $462          $505
      Income From Operations                     76            52              140           112
      Net Income                                 47            30               92            96

                                                                              As Of
                                                               -------------------------------------
                                                                  June 30,           December 31,
                                                                    2001                 2000
                                                               --------------      -----------------
Balance Sheet Information:
    Current Assets                                              $      718          $        520
    Property and Equipment and Other Assets                          7,390                 7,540
    Total Assets                                                     8,108                 8,060
    Current Liabilities                                                457                   435
    Long-Term Debt                                                   1,199                 1,229
    Total Liabilities                                                4,015                 4,078
    Stockholders' Equity                                             4,093                 3,982



CSX's Accounting for its Investment in and Integrated Rail Operations with
---------------------------------------------------------------------------
Conrail
-------

     CSX and Norfolk Southern assumed substantially all of Conrail's customer freight contracts upon the June 1999 integration date. CSX's rail and intermodal operating revenue since that date includes revenue from traffic previously recognized by Conrail. Operating expenses reflect costs incurred to operate the former Conrail lines. Rail operating expenses also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

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

     At December 29, 2000, CSX had $2 million in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At June 29, 2001 and December 29, 2000, Conrail had advanced $142 million and $40 million, respectively, to CSX under this arrangement at interest rates of 4.08% and 5.90%, respectively. CSX also had amounts payable to Conrail of $86 million and $127 million at June 29, 2001 and December 29, 2000, respectively, representing billings from Conrail under the operating, equipment, and shared area agreements.


NOTE 4. DISCONTINUED OPERATIONS

     On September 22, 2000, CSX completed the sale of CTI Logistx, Inc., it's wholly-owned logistics subsidiary, for $650 million. The contract logistics segment is reported as a discontinued operation and all prior periods in the statement of earnings have been restated accordingly. Revenues from the contract logistics segment for the quarter and six month period ended June 30, 2000 were $131 million and $257 million, respectively.


NOTE 5. SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

     In December 1999, CSX sold certain assets comprising Sea-Land's international liner business to A. P. Moller-Maersk Line (Maersk). In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The company has recorded a receivable of approximately $60 million in connection with the post-closing working capital adjustment and this amount is currently in dispute. This matter, together with other disputed issues, has been submitted to arbitration. Management is not yet in a position to assess fully the likely outcome of this process but believes it will prevail in the arbitration. During 1999, the company recorded a net loss of $360 million, $271 million after-tax, related to this transaction. Included in this amount were estimated costs to terminate various contractual obligations of the company. These matters could affect the determination of the final loss on sale.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 6. ACCOUNTS RECEIVABLE

     The company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to a financial institution through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At June 29, 2001, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $250 million through the conduit programs.

     At June 29, 2001 and December 29, 2000, the company had sold $547 million of accounts receivable; $300 million through the securitization program and $247 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program require yield payments based on prevailing commercial paper rates plus incremental fees. Losses recognized on the sale of accounts receivable totaled $10 million and $22 million for the quarter and six months ended June 29, 2001, respectively, and $8 million and $16 million for the quarter and six months ended June 30, 2000, respectively.

     The company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since the fees the company receives for servicing the receivables approximate the related costs.



NOTE 7. OPERATING EXPENSE

                                                          Quarters Ended                    Six Months Ended
                                                  -------------------------------    -------------------------------
                                                     June 29,          June 30,         June 29,         June 30,
                                                       2001              2000             2001             2000
                                                  -------------     -------------    -------------    --------------
   Labor and Fringe Benefits                      $         743     $         732    $       1,499    $        1,480
   Materials, Supplies and Other                            422               480              846               921
   Conrail Operating Fee, Rent and Services                  85               101              168               196
   Building and Equipment Rent                              159               188              322               384
   Inland Transportation                                     84                90              169               173
   Depreciation                                             153               140              308               282
   Fuel                                                     146               151              316               306
                                                  -------------     -------------    -------------    --------------

       Total                                      $       1,792     $       1,882    $       3,628    $        3,742
                                                  =============     =============    =============    ==============

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)



NOTE 8. OTHER INCOME (EXPENSE)

                                                              Quarters Ended              Six Months Ended
                                                         --------------------------   --------------------------
                                                            June 29,     June 30,        June 29,      June 30,
                                                              2001         2000            2001          2000
                                                         -------------  -----------   -------------  ------------
Interest Income                                            $      10      $     12      $      21      $      28
Income from Real Estate and Resort Operations/(1)/                53            33             50             34
Net Losses from Accounts Receivable Sold                         (10)           (8)           (22)           (16)
Minority Interest                                                (10)          (12)           (18)           (20)
Equity Loss of Other Affiliates                                   (3)            -            (19)            (5)
Miscellaneous                                                     (6)           (1)            (9)            (2)
                                                          ------------   ----------    ------------   -----------

    Total                                                   $     34      $     24      $       3      $      19
                                                          ============   ==========    ============   ===========


/(1)/ Gross revenue from real estate and resort operations was $96 million and $121 million for the quarter and six months ended June 29, 2001, respectively, and $68 million and $97 million for the quarter and six months ended June 30, 2000, respectively.



NOTE 9. DEBT AND CREDIT AGREEMENTS

     During the six months ended June 29, 2001, the company issued $500 million of 6.75% notes due 2011 and reclassified $350 million of outstanding commercial paper to long-term liabilities as it is now supported by a 5 year $1 billion line of credit agreement signed in June of 2001. This reclassification was based on the company's ability and intent to maintain this debt outstanding for more than a year. The company also entered into a $500 million one year revolving credit agreement in June of 2001. Borrowings under these credit agreements accrue interest at a variable rate based on LIBOR. The company pays annual fees to the participating banks that may range from 0.01% to 0.23% of total commitment, depending on its credit rating.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 10. COMMITMENTS AND CONTINGENCIES

Self-Insurance
--------------

     Although the company obtains substantial amounts of commercial insurance for potential losses from third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, a $25 million limit above $100 million per occurrence from rail and certain other operations, is provided for by a company partially owned by CSX.

Environmental
-------------

     CSX Transportation, Inc. (CSXT), the wholly-owned rail subsidiary of CSX, is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 106 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (Superfund) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

     CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 238 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

     At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT's alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT's alleged connection (e.g., volume of waste sent to the location and other relevant factors),the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 29, 2001, and December 29, 2000, were $38 million and $41 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the company's obligation is probable and where such costs can be reasonably estimated.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 10. COMMITMENTS AND CONTINGENCIES, Continued

The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 29, 2001 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

     The company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the company believes that its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters will not materially affect its overall results of operations or financial condition.


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

     The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond, which has allowed it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

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

     In 1999, six of the nine defendants in the case reached a tentative settlement with the plaintiffs group. The basis of the settlement is an agreement that all claims for compensatory and punitive damages against the six defendants would be compromised for the sum of $215 million. The settlement was approved by the trial court in early 2000.

     In 2000, the City of New Orleans was granted permission by the trial court to assert an amended claim against CSXT, including a newly asserted claim for punitive damages. The City's case was originally filed in 1988, and while based on the 1987 tank car fire, is not considered to be part of the class action.

     On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT has moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal. CSXT intends to pursue an appeal with the Louisiana Supreme Court. While this appeal is not an appeal of right, CSXT believes that there are substantial grounds for review by the Louisiana Supreme Court.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.


ECT Dispute
-----------

     CSX received a claim in an earlier period amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk in December 1999. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk Sea-Land and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX holds them responsible for any damages that may result from this case. Management's initial evaluation of the claim indicates that valid defenses exist, but at this point management cannot estimate what, if any, losses may result from this case.


Other Legal Proceedings
-----------------------

     A number of other legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of these actions against the company cannot be predicted with certainty, management does not currently expect that resolution of these matters will have a material adverse effect on the company's consolidated financial position, results of operations or cash flows. The company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

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

     Business segment information for the quarters ended June 29, 2001 and June 30, 2000 is as follows:

Quarter ended June 29, 2001:
----------------------------

                                                                               Marine Services
                                         Surface Transportation       ----------------------------------
                                     --------------------------------  Domestic
                                                                      Container   International
                                       Rail    Intermodal    Total     Shipping     Terminals    Total     Totals
                                     --------- ------------ --------- ----------- -------------- ------- ------------
Revenues from external customers     $  1,556  $      266   $ 1,822   $      168   $      67     $  235   $   2,057
Intersegment revenues                       -           5         5            -           1          1           6
Segment operating income                  219          23       242            7          18         25         267
Assets                                 12,953         413    13,366          393         834      1,227      14,593

Quarter ended June 30, 2000:
---------------------------
                                                                               Marine Services
                                                                      ----------------------------------
                                         Surface Transportation         Domestic
                                     --------------------------------  Container   International
                                       Rail    Intermodal    Total      Shipping     Terminals    Total     Totals
                                     --------- ------------ --------- ----------- -------------- ------- ------------
Revenues from external customers     $  1,548  $      286   $ 1,834   $      162   $      75     $  237   $   2,071
Intersegment revenues                       -           5         5            -           1          1           6
Segment operating income                  138          20       158            4          18         22         180
Assets                                 13,140         393    13,533          367         745      1,112      14,645

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11. BUSINESS SEGMENTS, Continued

Six Months ended June 29, 2001:
-------------------------------
                                                                               Marine Services
                                                                      ----------------------------------
                                         Surface Transportation        Domestic
                                     --------------------------------  Container   International
                                       Rail    Intermodal    Total     Shipping     Terminals    Total     Totals
                                     --------- ------------ --------- ----------- -------------- ------- ------------
Revenues from external customers     $   3,088  $      531  $   3,619 $      329    $      134   $   463  $    4,082
Intersegment revenues                        -          10         10          -             2         2          12
Segment operating income                   385          39        424          4            30        34         458
Assets                                  12,953         413     13,366        393           834     1,227      14,593

Six Months ended June 30, 2000:
-------------------------------

                                                                                Marine Services
                                                                       ----------------------------------
                                         Surface Transportation        Domestic
                                     --------------------------------  Container   International
                                       Rail    Intermodal    Total     Shipping     Terminals    Total     Totals
                                     --------- ------------ --------- ----------- -------------- ------- ------------
Revenues from external customers     $   3,063  $     569   $   3,632 $      324    $      149   $   473  $    4,105
Intersegment revenues                        -         10          10          -             1         1          11
Segment operating income                   285         33         318          3            32        35         353
Assets                                  13,140        393      13,533        367           745     1,112      14,645


A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                                 Quarters Ended                Six Months Ended
                                                           ----------------------------    -------------------------
                                                             June 29,       June 30,        June 29,      June 30,
                                                               2001           2000            2001          2000
                                                           -------------  -------------    -----------  ------------
Revenues:
--------
Total external revenues for business segments               $    2,057      $   2,071       $   4,082     $   4,105
Intersegment revenues for business segments                          6              6              12            11
Elimination of intersegment revenues                                (6)            (6)            (12)          (11)
                                                           -------------  -------------    -----------  ------------

     Total consolidated revenues                            $    2,057      $   2,071       $   4,082     $   4,105
                                                           =============  =============    ===========  ============

Operating Income:
----------------
Total operating income for business segments                $      267      $     180       $     458     $     353
Reclassification of minority interest expense for
  International terminals segment                                    9             12              17            20
Unallocated corporate expenses                                     (11)            (3)            (21)          (10)
                                                           -------------  -------------    -----------  ------------

     Total consolidated operating income                    $      265      $     189       $     454     $     363
                                                           =============  =============    ===========   ===========

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  BUSINESS SEGMENTS, Continued

                                                     June 29,       June 30,
                                                       2001           2000
                                                   -------------  -------------
Assets:
------
Assets for business segments                        $  14,593      $  14,645
Investment in Conrail                                   4,677          4,668
Elimination of intercompany receivables                  (193)          (162)
Non-segment assets                                      1,432          1,340
                                                   -------------  -------------

    Total consolidated assets                       $  20,509      $  20,491
                                                   =============  =============


Note 12. SUBSEQUENT EVENT

     Subsequent to quarter end, on July 18, 2001, a CSXT train was involved in a fire inside the Howard Street Tunnel near downtown Baltimore, Maryland. The fire was not contained completely until July 23, 2001. The fire's proximity to downtown Baltimore caused disruptions to a number of businesses. The incident also caused CSXT to reroute traffic and incur higher operating costs. CSXT and government officials have inspected the tunnel and determined that it is safe for normal rail operations. Substantially all service through the tunnel has resumed. At this time, management cannot estimate the ultimate loss relating to this incident. However, management believes that it will not be material to the Company's financial position, but could be material to the results of operations for the third quarter of 2001.


Note 13. SUMMARIZED CONSOLIDATING FINANCIAL DATA -- CSX LINES

     During 1987, CSX Lines entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). The June 29, 2001 and June 30, 2000 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and guarantors are as follows: (amounts in millions)

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

Note 13. SUMMARIZED CONSOLIDATING FINANCIAL DATA -- CSX LINES, Continued


                                                          Consolidating Statement of Financial Position
                                                                             June 29, 2001
                                            CSX Corporate     CSX Lines        Other     Eliminations    Consolidated
                                            -------------     ---------        -----     ------------    ------------
ASSETS
Current Assets
   Cash, Cash Equivalents and Short-term
   Investments                                  $    166       $     --       $    390       $     --       $    556
   Accounts Receivable                                33             36          1,015           (194)           890
   Materials and Supplies                             --             16            252             --            268
   Deferred Income Taxes                              --             --            114             --            114
   Other Current Assets                                5             12            278           (146)           149
                                               ----------     ----------     ----------     ----------     ----------
     Total Current Assets                            204             64          2,049           (340)         1,977

Properties                                            29            453         17,634             --         18,116
Accumulated Depreciation                             (26)          (285)        (5,064)            --         (5,375)
                                               ----------     ----------     ----------     ----------     ----------
     Properties, net                                   3            168         12,570             --         12,741

Investment in Conrail                                359             --          4,318             --          4,677
Affiliates and Other Companies                        --             94            259             --            353
Investment in Consolidated Subsidiaries           13,212             --            425        (13,637)            --
Other long-term assets                               176             67          1,148           (630)           761
                                               ----------     ----------     ----------     ----------     ----------
     Total Assets                               $ 13,954       $    393       $ 20,769       $(14,607)      $ 20,509
                                               ==========     ==========     ==========     ==========     ==========

LIABILITIES
Current Liabilities
   Accounts Payable                             $     88       $     76       $  1,004       $   (153)      $  1,015
   Labor and Fringe Benefits Payable                  11             11            396             --            418
   Payable to Affiliates                              --             --            145           (145)            --
   Casualty, Environmental and Other
   Reserves                                            1              2            247             --            250
   Current Maturities of Long-term Debt              810             --            127             --            937
   Short-term Debt                                   171             --             --             --            171
   Income and Other Taxes Payable                  1,283             13         (1,007)            --            289
   Other Current Liabilities                          41             32            230            (42)           261
                                               ----------     ----------     ----------     ----------     ----------
     Total Current Liabilities                     2,405            134          1,142           (340)         3,341

Casualty, Environmental and Other reserves             1              4            735             --            740
Long-term Debt                                     4,694             68          1,008             --          5,770
Deferred Income Taxes                                111            (16)         3,316                         3,411
Long Term Payable to Affiliates                      396             --            234           (630)            --
Other Long-term Liabilities                          315             36            893            (29)         1,215
                                               ----------     ----------     ----------     ----------     ----------
     Total Liabilities                             7,922            226          7,328           (999)        14,477
                                               ----------     ----------     ----------     ----------     ----------

SHAREHOLDER'S EQUITY
   Preferred Stock                                    --             --             --             --             --
   Common Stock                                      213             --            209           (209)           213
   Other Capital                                   1,482            171          8,818         (8,989)         1,482
   Retained Earnings                               4,337             (4)         4,414         (4,410)         4,337
                                               ----------     ----------     ----------     ----------     ----------
        Total Shareholders' Equity                 6,032            167         13,441        (13,608)         6,032
                                               ----------     ----------     ----------     ----------     ----------
Total Liabilities and Shareholders' Equity      $ 13,954       $    393       $ 20,769       $(14,607)      $ 20,509
                                               ==========     ==========     ==========     ==========     ==========

                       CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

Note 13. SUMMARIZED CONSOLIDATING FINANCIAL DATA -- CSX LINES, Continued

                                                                   Consolidating Statement of Financial Position
                                                                                   December 29, 2000
                                                     CSX Corporate     CSX Lines         Other       Eliminations    Consolidated
                                                    --------------   -------------   -------------   ------------    ------------
ASSETS
Current Assets
   Cash, Cash Equivalents and Short-term
Investments                                               $    285       $    (94)      $    493             --       $    684
   Accounts Receivable                                          33             65            926           (174)           850
   Materials and Supplies                                       --             15            230             --            245
   Deferred Income Taxes                                        --             --            121             --            121
   Other Current Assets                                         12             12            248           (126)           146
                                                         ----------     ----------     ----------     ----------     ----------
        Total Current Assets                                   330             (2)         2,018           (300)         2,046

Properties                                                      29            455         17,355             --         17,839
Accumulated Depreciation                                       (25)          (276)        (4,896)            --         (5,197)
                                                         ----------     ----------     ----------     ----------     ----------
        Properties, net                                          4            179         12,459             --         12,642

Investment in Conrail                                          364             --          4,304             --          4,668
Affiliates and Other Companies                                  --            164            227            (29)           362
Investment in Consolidated Subsidiaries                     13,184             --            386        (13,570)            --
Other Long-term assets                                        (205)            --          2,097         (1,119)           773
                                                         ----------     ----------     ----------     ----------     ----------
        Total Assets                                      $ 13,677       $    341       $ 21,491       $(15,018)      $ 20,491
                                                         ==========     ==========     ==========     ==========     ==========
LIABILITIES
Current Liabilities
     Accounts Payable                                     $    102       $     88       $  1,036       $   (147)      $  1,079
     Labor and Fringe Benefits Payable                           5             21            379             --            405
     Payable to Affilitates                                     --             --            127           (127)            --

   Casuality, Environmental and Other Reserves                   1              3            242             --            246
   Current Maturities of Long-term Debt                         60             --            112             --            172
   Short-term Debt                                             749             --             --             --            749
   Income and Other Taxes Payable                            1,346             12           (986)            --            372
   Other Current Liabilities                                    39             25            219            (26)           257
                                                         ----------     ----------     ----------     ----------     ----------
        Total Current Liabilities                            2,302            149          1,129           (300)         3,280

   Casuality, Environmental and Other Reserves                  --              4            751             --            755
   Long-term Debt                                            4,594             54          1,162             --          5,810
   Deferred Income Taxes                                       118            (16)         3,282             --          3,384
   Long Term Payable to Affiliates                             396             14            707         (1,117)            --
   Other Long-term Liabilities                                 250             43            982            (30)         1,245
                                                         ----------     ----------     ----------     ----------     ----------
        Total Liabilities                                    7,660            248          8,013         (1,447)        14,474
                                                         ----------     ----------     ----------     ----------     ----------
SHAREHOLDER'S EQUITY
   Preferred Stock                                              --             --            396           (396)            --
   Common Stock                                                213             --            209           (209)           213
   Other Capital                                             1,467             98          8,958         (9,056)         1,467
   Retained Earnings                                         4,337             (5)         3,915         (3,910)         4,337
                                                         ----------     ----------     ----------     ----------     ----------
          Total Shareholder's Equity                         6,017             93         13,478        (13,571)         6,017
                                                         ----------     ----------     ----------     ----------     ----------
          Total Liabilities and Shareholder's Equity      $ 13,677       $    341       $ 21,491       $(15,018)      $ 20,491
                                                         ==========     ==========     ==========     ==========     ==========

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

Note 13. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                      Consolidating Statement of Earnings
                                                           Quarter ended June 29, 2001

                                         CSX Corporate   CSX Lines     Other     Eliminations   Consolidated
                                         -------------   ---------    ------     ------------   ------------
Operating Revenue                           $     --      $  168      $1,997     $   (108)      $   2,057
Operating Expense                                (45)        161       1,782         (106)          1,792
                                         -------------   ---------    ------     ------------   ------------
Operating Income (Loss)                           45           7         215           (2)            265

Other Income (Expense)                           160          (1)         39         (164)             34
Interest Expense                                 110          (1)         27           (4)            132
                                         -------------   ---------    ------     ------------   ------------
Earnings before Income Taxes                      95           7         227         (162)            167
Income Tax Expense (Benefit)                     (22)          3          78           --              59
                                         -------------   ---------    ------     ------------   ------------
Net Earnings (Loss)                         $    117      $    4      $  149     $   (162)      $     108
                                         =============   =========    ======     ============   ============

                                                      Consolidating Statement of Earnings
                                                           Quarter ended June 30, 2001

                                         CSX Corporate   CSX Lines     Other     Eliminations   Consolidated
                                         -------------   ---------    ------     ------------   ------------
Operating Revenue                           $     --      $  162      $2,023     $   (114)      $   2,071
Operating Expense                                (58)        158       1,893         (111)          1,882
                                         -------------   ---------    ------     ------------   ------------
Operating Income (Loss)                           58           4         130           (3)            189

Other Income (Expense)                           102          (2)         64         (140)             24
Interest Expense                                 141           1          39          (42)            139
                                         -------------   ---------    ------     ------------   ------------
Earnings from Continuing Operations
before Income Taxes                               19           1         155         (101)             74
Income Tax Expense (Benefit)                     (52)          1          77           --              26
                                         -------------   ---------    ------     ------------   ------------
Net Earnings (Loss) from Continuing
Operations                                        71          --          78         (101)             48
                                         -------------   ---------    ------     ------------   ------------
Discontinued Operations, Net of Taxes             --          --           7           --               7
                                         -------------   ---------    ------     ------------   ------------
Net Earnings (Loss)                         $     71      $   --      $   85     $   (101)      $      55
                                         =============   =========    ======     ============   ============

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts

Note 13. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued


                                                  Consolidating Statement of Earnings
                                                       Quarter ended June 29, 2001

                                      CSX Corporate     CSX Lines       Other      Eliminations    Consolidated
                                      -------------     ---------     ---------   --------------  --------------
Operating Revenue                       $     --         $  329        $ 3,971        $ (218)       $ 4,082
Operating Expense                            (91)           325          3,609          (215)         3,628
                                      -------------     ---------     ---------     ------------   ------------
Operating Income (Loss)                       45              4            362            (3)           454

Other Income (Expense)                       238             (1)            51          (285)             3
Interest Expense                             244              1             65           (47)           263
                                      -------------     ---------     ---------     ------------   ------------
Earnings before Income Taxes                  85              2            348          (241)           194
Income Tax Expense (Benefit)                 (50)             1            115            --             66
                                      -------------     ---------     ---------     ------------   ------------
Net Earnings (Loss)                     $    135         $    1        $   233       $  (241)       $   128
                                      =============     =========     =========     ============   ============

                                                    Consolidating Statement of Earnings
                                                         Quarter ended June 30, 2001

                                      CSX Corporate    CSX Lines     Other      Eliminations   Consolidated
                                      -------------    ---------   ---------   ------------   ------------
Operating Revenue                       $     --        $   324       $  4,015       $  (234)       $ 4,105
Operating Expense                           (110)           321          3,760          (229)         3,742
                                      -------------     ---------     ---------     ------------   ------------
Operating Income (Loss)                      110              3            255            (5)           363

Other Income (Expense)                       175             (1)            93          (248)            19
Interest Expense                             277              3             73           (80)           273
                                      -------------     ---------     ---------     ------------   ------------
Earnings from Continuing Operations
before Income Taxes                            8             (1)           275          (173)           109
Income Tax Expense (Benefit)                 (54)            --             90            --             36
                                      -------------     ---------     ---------     ------------   ------------
Net Earnings (Loss) from Continuing
Operations                                    62             (1)           185          (173)            73
                                      -------------     ---------     ---------     ------------   ------------
Discontinued Operations, Net of Taxes         --             --             11            --             11
                                      -------------     ---------     ---------     ------------   ------------
Net Earnings (Loss)                     $     62         $   (1)      $    196      $   (173)       $    84
                                      =============     =========     ==========    ============   ============

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts

Note 13. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                             Consolidating Statement of Cash Flows
                                                                                Six Months Ended June 29, 2001
                                                                 CSX          CSX
                                                              Corporate       Lines       Other    Eliminations   Consolidated
                                                             ------------   ---------    --------  -------------  -------------
Operating Activities
   Net Cash Provided by Operating Activities                 $      (57)     $    18     $   433    $      (129)   $       265
                                                             ------------   ---------    --------  -------------  -------------
Investing Activities
Property Additions                                                   --           (2)       (418)            --           (420)
Short-term Investments-net                                           11           --          --             --             11
Other Investing Activities                                         (884)           1       1,327           (452)            (8)
                                                             ------------   ---------    --------  -------------  -------------
   Net Cash Used by Investing Activities                           (873)          (1)        909           (452)          (417)
                                                             ------------   ---------    --------  -------------  -------------

Financing Activities
Short-term Debt-Net                                                (228)          --          --             --           (228)
Long-term Debt Issued                                               500           --          --             --            500
Long-term Debt Repaid                                                --           --        (118)            --           (118)
Cash Dividends Paid                                                (130)          --        (111)           113           (128)
Other Financing Activities                                          679           76      (1,214)           467              8
                                                             ------------   ---------    --------  -------------  -------------
   Net Cash Provided (Used) by Financing Activities                 821           76      (1,443)           580             34
                                                             ------------   ---------    --------  -------------  -------------
Net Increase (Decrease) in Cash and Cash Equivalents              (109)           93        (101)            (1)          (118)

                                                             ------------   ---------    --------  -------------  -------------
Cash and Cash Equivalents at Beginning of Period                  (134)          (94)        489             --            261
                                                             ------------   ---------    --------  -------------  -------------
Cash and Cash Equivalents at End of Period                   $    (243)      $    (1)     $  388    $        (1)   $       143
                                                             ============   =========    ========  =============  =============

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts

Note 13. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued


                                                                             Consolidating Statement of Cash Flows
                                                                                Six Months Ended June 30, 2000
                                                                  CSX         CSX
                                                               Corporate      Lines        Other   Eliminations    Consolidated
                                                             ------------   --------      ------- --------------  --------------
Operating Activities
   Net Cash Provided by Operating Activities                  $       10     $   23        $  93   $       (130)   $         (4)
                                                             ------------   --------      ------- --------------  --------------
Investing Activities
Property Additions                                                    --         (5)        (417)            --            (422)
Short-term Investments-net                                            70                                                     70
Other Investing Activities                                          (121)                   (844)           981              16
                                                             ------------   --------      ------- --------------  --------------
   Net Cash Used by Investing Activities                             (51)        (5)      (1,261)           981            (336)
                                                             ------------   --------      ------- --------------  --------------

Financing Activities
Short-term Debt-Net                                                 (105)        --           --                           (105)
Long-term Debt Repaid                                                            --          (72)                           (72)
Cash Dividends Paid                                                 (134)                   (121)           124            (131)
Common Stock Issued                                                  103                     (65)           (38)             --
Common Stock Retired                                                 (51)                     51                             --
Other Financing Activities                                           399        (69)         753           (933)            150
                                                             ------------   --------      ------- --------------  --------------
   Net Cash Provided (Used) by Financing Activities                  212        (69)         546           (847)           (158)

Net Increase (Decrease) in Cash and Cash Equivalents                 171        (51)        (622)             4            (498)

Cash and Cash Equivalents at Beginning of Period                    (475)        16        1,085             --             626
                                                             ------------   --------      ------- --------------  --------------
Cash and Cash Equivalents at End of Period                   $      (304)    $  (35)      $  463   $          4    $        128
                                                             ============   ========      ======= ==============  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     CSX follows a 52/53-week fiscal calendar. Fiscal years 2001 and 2000 consist of 52 weeks. The quarters ended June 29, 2001 and June 30, 2000 consisted of 13 weeks. The six-month periods ended June 29, 2001 and June 30, 2000 consisted of 26 weeks.

Second Quarter 2001 Compared with 2000
--------------------------------------

     CSX reported net earnings from continuing operations of $108 million, 51 cents per share for the quarter ended June 29, 2001, as compared to $48 million, 23 cents per share in the quarter ended June 30, 2000. Net earnings of $55 million, 26 cents per share in the prior year quarter include the operations of the Company's former logistics subsidiary, CTI Logistx, Inc., which was sold in September of 2000. All periods have been restated to show the logistics segment as a discontinued operation.

     Operating income was $265 million in the quarter ended June 29, 2001, an increase of 40% over the $189 million reported in the same quarter in 2000. Operating revenues were consistent between the years at $2.1 billion, but operating expenses were down 5% at $1.8 billion.

     Other income was $34 million in the quarter ended June 29, 2001, an increase of 42% over the $24 million reported in the same quarter of 2000. This was primarily due to gains relating to real estate sales.

Surface Transportation Results
------------------------------

Rail

     Rail operating income was $219 million in the quarter ended June 29, 2001, an increase of 59% over the $138 million reported in the same quarter in 2000. Operating revenues were consistent between the years, with a slight increase to $1.6 billion. Volumes were down slightly, but the effectiveness of the pricing programs more than offset the loss in volume. Operating expenses were down 5% at $1.3 billion, as management successfully removed costs from the network and operated a more efficient railroad.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

     The following table provides rail carload and revenue data by service group and commodity for the quarters and six months ended June 29, 2001 and June 30, 2000:

                                                           Carloads                       Revenue
                                                        Quarter Ended                  Quarter Ended
                                                         (Thousands)               (Millions of Dollars)
                                                  ---------------------------    --------------------------
                                                    June 29,      June 30,         June 29,     June 30,
                                                      2001          2000             2001         2000
                                                  -------------  -----------     ------------- ------------
Merchandise
     Phosphates and Fertilizer                            105           123      $      75       $     75
     Metals                                                85            90            105            107
     Food and Consumer Products                            43            39             63             55
     Paper and Forest Products                            121           135            161            169
     Agricultural Products                                 92            87            125            117
     Chemicals                                            147           154            244            255
     Minerals                                             112           117            100            104
     Government                                             2             3              8             10
                                                  -------------  ------------    -------------  -----------
     Total Merchandise                                    707           748            881            892

Automotive                                                139           158            213            238

Coal, Coke and Iron Ore
     Coal                                                 430           409            415            383
     Coke                                                  11            12             13             13
     Iron Ore                                              13            13              8              7
                                                  -------------  ------------    -------------  -----------
     Total Coal, Coke and Iron Ore                        454           434            436            403

      Other                                                 -             -             26             15
                                                  -------------  ------------    -------------  -----------
Total Rail                                              1,300         1,340      $   1,556       $  1,548
                                                  =============  ============    =============  ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

                                                           Carloads                       Revenue
                                                       Six Months Ended              Six Months Ended
                                                         (Thousands)               (Millions of Dollars)
                                                  ---------------------------    --------------------------
                                                    June 29,      June 30,         June 29,     June 30,
                                                      2001          2000             2001         2000
                                                  -------------  -----------     ------------- ------------
Merchandise
     Phosphates and Fertilizer                           224            254      $     164       $    167
     Metals                                              167            181            207            214
     Food and Consumer Products                           83             80            121            108
     Paper and Forest Products                           243            272            321            337
     Agricultural Products                               192            179            259            239
     Chemicals                                           297            303            494            502
     Minerals                                            207            218            190            199
     Government                                            5              6             15             15
                                                  -------------  ------------    -------------  -----------
     Total Merchandise                                 1,418          1,493          1,771          1,781

Automotive                                               266            316            407            465

Coal, Coke and Iron Ore
     Coal                                                869            805            831            754
     Coke                                                 21             24             24             25
     Iron Ore                                             18             21             11             14
                                                  -------------  ------------    -------------  -----------

     Total Coal, Coke and Iron Ore                       908            850            866            793

      Other                                                -              -             44             24
                                                  -------------  ------------    -------------  -----------

Total Rail                                             2,592          2,659      $   3,088       $  3,063
                                                  =============  ============    =============  ===========

     As mentioned above, overall volumes were down, but pricing programs successfully offset the loss in carloads at the railroad. Weakness in the merchandise and automotive categories was somewhat offset by the strength of the coal business. Particularly weak in the second quarter were the phosphates and fertilizer and paper and forest product categories, but again selective pricing initiatives allowed for the carload shortfall to be somewhat overcome. Within the merchandise categories, only food and consumer and agriculture products were up year over year during the quarter and six months ended June 29, 2001.

     Operating expenses decreased by $73 million in the quarter versus the prior year. Reductions in materials, supplies and other, building and equipment rents, and Conrail related expenses were the primary components, decreasing $102 million compared to the prior year. A portion of the improvement is related to reduction in volumes, but is primarily due to the network operating more efficiently and the gains being realized from the initiatives started in the latter half of fiscal 2000. These gains were partially offset by increases in labor and fringe benefits and depreciation. Fuel costs were consistent between periods with prices up slightly, but volumes down.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Intermodal

     Intermodal operating income was $23 million in the quarter ended June 29, 2001, an increase of 15% over the $20 million reported in the same quarter in 2000. Operating revenues were down $20 million or 7% as compared to 2000, but this was more than offset by a $23 million or 8% decrease in operating expenses. These numbers reflect a loss of some of the low margin international transcontinental freight revenues that intermodal had in 2000 on which the company incurs a significant amount of other railroad transportation costs. Inland transportation costs were down $20 million or 6% in the second quarter of 2001 as compared to the prior year.

Marine Services Results
-----------------------

Domestic Container Shipping

     Domestic container shipping operating income was $7 million in the quarter ended June 29, 2001, up from $4 million in the prior year quarter. Revenues were up $6 million, primarily the result of increased market share in each trade lane, mix improvements, and general rate increases in the Hawaii and Alaska trades. Puerto Rico has continued to experience intense market pressures from excess capacity. Operating expenses were down quarter over quarter benefiting from a $4 million cost reimbursement from Corporate in 2001.

International Terminals

     International terminals operating income was $18 million in the quarter ended June 29, 2001, consistent with the prior year. Revenues continued to be soft as all units were impacted to some degree by the global economic slowdown. Cost reduction initiatives and marketing efforts to expand ancillary business revenues offset the decrease in revenues for the quarter.

First Six Months 2001 Compared with 2000
----------------------------------------

     For the first six months of the year, CSX reported net earnings from continuing operations of $128 million, 60 cents per share, as compared to $73 million, 35 cents per share in the period ended June 30, 2000. Net earnings of $84 million, 40 cents per share in the prior year period include the operations of the Company's former logistics subsidiary, CTI Logistx, Inc.

     Operating income was $454 million in the six months ended June 29, 2001, an increase of 25% over the $363 million reported in the same period in 2000. Operating revenues were consistent between the years at $4.1 billion, but operating expenses were down 3% at $3.6 billion.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


FINANCIAL CONDITION

     Cash, cash equivalents and short-term investments totaled $556 million at June 29, 2001, a decrease of $128 million since December 29, 2000.

     Primary sources of cash and cash equivalents during the six months ended June 29, 2001 were normal transportation operations and the issuance of $500 million of long-term debt. On a net basis, operations provided $265 million of cash for the six-month period, reflecting an increase in operating income. Primary uses of cash and cash equivalents were property additions, repayments of short-term and long-term debt, and the payment of dividends. Subsequent to June 29, 2001, CSX announced that it was cutting its quarterly dividend by 67% to 10 cents per share. This measure was approved by the Board of Directors on July 11, 2001.

     CSX's working capital deficit at June 29, 2001 was $1.4 billion, up from $1.2 billion at December 29, 2000. The working capital deficit increased due to $765 million of long-term debt being reclassified to current during the quarter as it is due within 12 months. This increase was partially offset by the reclassification of $350 million in outstanding commercial paper from short-term debt to long term due to the fact that it is now supported by a new 5 year line of credit agreement signed in June 2001. The commercial paper balances had been classified as current due to the fact that the Company's old line of credit agreement was to expire in November of 2001. A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. CSX also has $1.3 billion of remaining capacity under two shelf registrations that may be used to issue debt or other securities at the Company's discretion.

FINANCIAL DATA
--------------

                                                                (Millions of Dollars)
                                                          -----------------------------------
                                                              June 29,        December 29,
                                                                2001              2000
                                                          ----------------- -----------------
Cash, Cash Equivalents and
  Short-Term Investments                                  $       556        $       684
Commercial Paper  Outstanding
  Short-Term                                              $       171        $       749
Working Capital (Deficit)                                 $    (1,364)       $    (1,234)

Current Ratio                                                      .6                 .6
Debt Ratio                                                         52 %               52 %
Ratio of Earnings to Fixed Charges                                1.6 x              1.4 x

OUTLOOK
-------

     In the remainder of 2001, the challenge will be to continue to improve the financial performance of the railroad. This is expected to be accomplished through continued service improvements, aggressive cost cutting initiatives and continued success in attracting traffic to move from trucks to CSX. Despite a weak economy, CSX continues to expect to produce full year earnings that will show an increase from previous years. CSX expects that the second half of 2001 will produce some year over year increases in most, if not all, categories of rail volume.

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

Accounting and Financial Reporting Effects
------------------------------------------

     CSX and Norfolk Southern have assumed substantially all of Conrail's former customer freight contracts. CSX's rail and intermodal operating revenue include revenue from traffic previously recognized by Conrail. Operating expenses reflect corresponding increases for costs incurred to operate the former Conrail lines. Rail operating expenses after the integration also include an expense category, "Conrail Operating Fee, Rent and Services," which reflects payment to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the shared areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

Conrail's Results of Operations
-------------------------------

     Conrail reported net income of $47 million on revenues of $229 million for the second quarter of 2001, compared to net income of $30 million on revenues of $246 million for the prior year quarter. For the related six month periods Conrail reported net income of $92 million on revenues of $462 million in 2001 and $96 million on revenues of $505 million in 2000.

     Conrail's operating activities provided cash of $237 million for the first half of 2001, compared with a net use of cash of $1 million for the first half of 2000. The increase in cash provided by operations is primarily due to significant one-time payments made to CSX and Norfolk Southern in 2000.

     Conrail's working capital was $261 million at June 29, 2001, compared with $85 million at December 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS

Baltimore Tunnel Fire
---------------------

     Subsequent to quarter end, on July 18, 2001, a CSXT train was involved in a fire inside the Howard Street Tunnel near downtown Baltimore, Maryland. The fire was not contained completely until July 23, 2001. The fire's proximity to downtown Baltimore caused disruptions to a number of businesses. The incident also caused CSXT to reroute traffic and incur higher operating costs. CSXT and government officials have inspected the tunnel and determined that it is safe for normal rail operations. Substantially all service through the tunnel has resumed. At this time, management cannot estimate the ultimate loss relating to this incident. However, management believes that it will not be material to the Company's financial position, but could be material to the results of operations for the third quarter of 2001.

Surface Transportation Board Moratorium on Rail Merger Applications and New
----------------------------------------------------------------------------
Rules for Rail Mergers
-----------------------

     In March 2000, the Surface Transportation Board (STB) issued a decision establishing a moratorium on rail merger applications for a 15-month time period. The STB's deliberations on this matter were prompted by significant public concerns expressed following the December 1999 announcement by the Burlington Northern Santa Fe and Canadian National railroads of plans to merge and combine their respective rail systems. The moratorium was instituted to allow the STB time to address the potential downstream effects that a rail merger might have on the railroad industry at the present time, and to consider changes in the rules by which future rail mergers will be evaluated. In June 2001, the STB issued new rules for rail mergers that requires companies to demonstrate how future mergers would enhance competition and make companies more accountable for claimed merger benefits and service.

New Orleans Tank Car Fire Litigation
------------------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued

New Orleans Tank Car Fire Litigation, Continued
-----------------------------------------------

The new trial motion was denied by the trial court in August 1999. On November 5, 1999, the trial court issued an opinion that granted CSXT's motion for judgment notwithstanding the verdict and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million. CSXT believes that this amount (or any amount of punitive damages) is unwarranted and intends to pursue its full appellate remedies with respect to the 1997 trial as well as the trial judge's decision on the motion for judgment notwithstanding the verdict. The compensatory damages awarded by the jury in the 1997 trial were also substantially reduced by the trial judge. A judgment reflecting the $850 million punitive award has been entered against CSXT. CSXT has obtained and posted an appeal bond, which has allowed it to appeal the 1997 compensatory and punitive awards, as reduced by the trial judge.

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

     On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT has moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal. CSXT intends to pursue an appeal with the Louisiana Supreme Court. While this appeal is not an appeal of right, CSXT believes that there are substantial grounds for review by the Louisiana Supreme Court.

     CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.

ECT Dispute
-----------

     CSX received a claim in an earlier period amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk in December 1999. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk and is seeking compensation from CSX relating to the alleged breach. CSX has advised Maersk that CSX holds them responsible for any damages that may arise from this case. Management's initial evaluation of the claim indicates that valid defenses exist, but at this point management cannot estimate what, if any, losses may result from this case.

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

PART II.  OTHER INFORMATION

Item 4. Submission of Matters Submitted to a Vote of Security Holders

        (a) Annual meeting held May 1, 2001.

        (b) Not applicable.

        (c) There were 213,322,075 shares of CSX common stock outstanding as of March 2, 2001, the record date for the 2001 annual meeting of shareholders. A total of 191,378,321 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:

                                                                Votes        Broker
     Nominee                             Votes For            Withheld      Non-Votes
     -------                             ----------           --------      ---------
     Elizabeth E. Bailey                188,484,204          2,894,117           --
     H. Furlong Baldwin                 188,515,687          2,862,634           --
     Claude S. Brinegar                 188,399,839          2,978,482           --
     Robert L. Burrus, Jr.              184,951,691          6,426,630           --
     Bruce C. Gottwald                  188,492,739          2,885,582           --
     John R. Hall                       188,497,273          2,881,048           --
     E. Bradley Jones                   188,384,176          2,994,145           --
     Robert D. Kunisch                  188,620,117          2,758,204           --
     James W. McGlothlin                146,203,327         45,174,994           --
     Southwood J. Morcott               188,596,191          2,782,130           --
     Charles E. Rice                    188,390,361          2,987,960           --
     William C. Richardson              188,584,802          2,793,519           --
     Frank S. Royal                     188,434,834          2,943,487           --
     John W. Snow                       187,960,869          3,417,452           --

     The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX's financial statements for the year 2001 was ratified by the shareholders with the following vote:

                           Votes                                  Broker
     Votes For             Against           Abstentions          Non-Votes
     ---------             --------          -----------          ---------
     188,978,960           1,338,534         1,060,827               0

     The CSX Corporation 2001 Employee Stock Purchase Plan was approved by the shareholders with the following vote:

                           Votes                                  Broker
     Votes For             Against          Abstentions           Non-Votes
     ---------             --------         -----------           ---------
     185,645,802           4,009,693        1,722,826                0

     The shareholder proposal regarding change in control employment agreements failed to pass with the following vote:

                           Votes                                  Broker
     Votes For             Against           Abstentions          Non-Votes
     ---------             --------          -----------          ----------
     45,317,395            115,764,908       5,202,326            25,093,692

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             3.2  Amended Bylaws of CSX Corporation

        (b)  Reports on Form 8-K

             Form 8-K filed on 5/4/01 to disclose related party transactions in accordance with Regulation FD.

                                   Signature
                                   ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CSX CORPORATION
                                        (Registrant)

                                    By: /s/ JAMES L. ROSS
                                        -----------------------------
                                        James L. Ross
                                        Vice President and Controller
                                        (Principal Accounting Officer)

Dated:  August 1, 2001