Form 10-Q/A
period 2001-06-29
CSX CORP
filed 2001-08-09
CIK 277948

                                  FORM 10-Q/A

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

This Form 10Q for the period ended June 29, 2001 is being amended to add an exhibit.

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

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

             3.2  Amended Bylaws of CSX Corporation*

             10.1 Description of Amendments to Employment Agreements of A.R.
                  "Pete" Carpenter Dated as of June 30, 1999

        (b)  Reports on Form 8-K

             Form 8-K filed on 5/4/01 to disclose related party transactions in accordance with Regulation FD.


*Filed previously with CSX Corporation's 10-Q on August 1, 2001.











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

Dated:  August 9, 2001