Form 10-Q
period 2001-09-28
CSX CORP
filed 2001-11-07
CIK 277948

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 28, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No()

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of September 28, 2001: 213,162,313 shares.

                                CSX CORPORATION
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2001
                                     INDEX




                                                                    Page Number

PART I.  FINANCIAL INFORMATION

Item 1:

Financial Statements

1.    Consolidated Statement of Earnings-
       Quarters and Nine Months Ended September 28, 2001 and
       September 29, 2000                                                 3

2.    Consolidated Statement of Cash Flows-
       Nine Months Ended September 28, 2001 and September 29, 2000        4

3.    Consolidated Statement of Financial Position-
       At September 28, 2001 and December 29, 2000                        5

Notes to Consolidated Financial Statements                                6


Item 2:

Management's Discussion and Analysis of Results of
Operations and Financial Condition                                       26

Item 3:

Quantitative and Qualitative Disclosures About Market Risk               36


PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                37

Signature                                                                37

                       CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Earnings
                (Millions of Dollars, Except Per Share Amounts)

                                                                                      (Unaudited)
                                                                    Quarters Ended                   Nine Months Ended
                                                            -------------------------------   -----------------------------
                                                              Sept. 28,         Sept. 29,        Sept. 28,        Sept. 29,
                                                                2001              2000             2001             2000
                                                            ------------      -------------    -----------      -----------
     Operating Revenue                                      $      2,019      $       2,039    $     6,101      $     6,144
     Operating Expense                                             1,737              1,815          5,365            5,557
                                                            ------------      -------------    -----------      -----------
     Operating Income                                                282                224            736              587
     Other Income                                                      1                  3              4               22
     Interest Expense                                                126                140            389              413
                                                            ------------      -------------    -----------      -----------
     Earnings before Income Taxes                                    157                 87            351              196
     Income Tax Expense                                               57                 28            123               64
                                                            ------------      -------------    -----------      -----------
     Earnings before Discontinued Operations                         100                 59            228              132

     Earnings from Discontinued Operations, Net of Tax                 -                  3              -               14
     Gain on Sale of Discontinued Operations, Net of Tax               -                365              -              365
                                                            ------------      -------------    -----------      -----------
     Net Earnings                                           $        100      $         427    $       228      $       511
                                                            ============      =============    ===========      ===========
     Earnings Per Share:
     Before Discontinued Operations                         $         47      $         .28    $      1.08      $       .62
     Earnings from Discontinued Operations                             -                .01              -              .07
     Gain on Sale of Discontinued Operations                           -               1.73              -             1.73
                                                            ------------      -------------    -----------      -----------
     Including Discontinued Operations                      $        .47      $        2.02    $      1.08      $      2.42
                                                            ============      =============    ===========      ===========
     Earnings Per Share, Assuming Dilution:
     Before Discontinued Operations                         $        .47      $         .28    $      1.07      $       .62
     Earnings from Discontinued Operations                             -                .01              -              .07
     Gain on Sale of Discontinued Operations                           -               1.73              -             1.73
                                                            ------------      -------------    -----------      -----------
     Including Discontinued Operations                      $        .47      $        2.02    $      1.07      $      2.42
                                                            ============      =============    ===========      ===========

     Average Common Shares Outstanding (Thousands)               211,871            210,934        211,618          211,047
                                                            ============      =============    ===========      ===========

     Average Common Shares Outstanding,
       Assuming Dilution (Thousands)                             212,579            211,254        212,312          211,476
                                                            ============      =============    ===========      ===========
     Cash Dividends Paid Per Common Share                   $        .10      $         .30    $       .70      $       .90
                                                            ============      =============    ===========      ===========

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
                     Consolidated Statement of Cash Flows
                             (Millions of Dollars)


                                                                                       (Unaudited)
                                                                                     Nine Months Ended
                                                                             -------------------------------
                                                                                Sept. 28,          Sept. 29,
                                                                                  2001                2000
                                                                             -----------         -----------
OPERATING ACTIVITIES

  Net Earnings                                                              $        228        $       511
  Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Depreciation                                                                   469                445
      Deferred Income Taxes                                                           76                 70
      Gain on Sale of Contract Logistics Segment                                       -               (365)
      Equity in Conrail Earnings - Net                                               (10)                (4)
      Other Operating Activities                                                     (61)                35
      Changes in Operating Assets and Liabilities
        Accounts Receivable                                                           15                299
        Other Current Assets                                                         (11)               (95)
        Accounts Payable                                                             (74)               (58)
        Other Current Liabilities                                                   (193)              (289)
                                                                            ------------        -----------
        Net Cash Provided by Operating Activities                                    439                549
                                                                            ------------        -----------
INVESTING ACTIVITIES
  Property Additions                                                                (628)              (643)
  Net Investment Proceeds                                                              -                650
  Short-Term Investments - Net                                                       (35)               (44)
  Other Investing Activities                                                          52                  3
                                                                            ------------        -----------
        Net Cash Used by Investing Activities                                       (611)               (34)
                                                                            ------------        -----------
FINANCING ACTIVITIES
  Short-Term Debt - Net                                                             (127)              (247)
  Long-Term Debt Issued                                                              500                588
  Long-Term Debt Repaid                                                             (195)              (737)
  Cash Dividends Paid                                                               (149)              (197)
  Other Financing Activities                                                          15                (56)
                                                                            ------------        -----------
        Net Cash Provided (Used) by Financing Activities                              44               (649)
                                                                            ------------        -----------
  Net Decrease in Cash and Cash Equivalents                                         (128)              (134)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                                   261                626
                                                                            ------------        -----------
  Cash and Cash Equivalents at End of Period                                         133                492
  Short-Term Investments at End of Period                                            459                377
                                                                            ------------        -----------
  Cash, Cash Equivalents and Short-Term
    Investments at End of Period                                            $        592        $       869
                                                                            ============        ===========

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
                 Consolidated Statement of Financial Position
                             (Millions of Dollars)

                                                                                 (Unaudited)
                                                                          Sept. 28,          Dec. 29,
                                                                             2001              2000
                                                                       ------------       -----------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments                  $        592       $       684
    Accounts Receivable                                                         876               850
    Materials and Supplies                                                      266               245
    Deferred Income Taxes                                                       141               121
    Other Current Assets                                                        144               146
                                                                       ------------       -----------
        Total Current Assets                                                  2,019             2,046

  Properties                                                                 18,279            17,839
  Accumulated Depreciation                                                   (5,400)           (5,197)
                                                                       ------------       -----------
       Properties-Net                                                        12,879            12,642

  Investment in Conrail                                                       4,677             4,668
  Affiliates and Other Companies                                                360               362
  Other Long-Term Assets                                                        671               773
                                                                       ------------       -----------
        Total Assets                                                   $     20,606       $    20,491
                                                                       ============       ===========
LIABILITIES
  Current Liabilities
    Accounts Payable                                                   $      1,097       $     1,079
    Labor and Fringe Benefits Payable                                           408               405
    Current Portion of Casualty, Environmental and
      Other Reserves                                                            254               246
    Current Maturities of Long-Term Debt                                        976               172
    Short-Term Debt                                                             272               749
    Income Taxes and Other Payables                                             190               372
    Other Current Liabilities                                                   250               257
                                                                       ------------       -----------
        Total Current Liabilities                                             3,447             3,280
  Casualty, Environmental and Other Reserves                                    713               755
  Long-Term Debt                                                              5,659             5,810
  Deferred Income Taxes                                                       3,482             3,384
  Other Long-Term Liabilities                                                 1,192             1,245
                                                                       ------------       -----------
        Total Liabilities                                                    14,493            14,474
                                                                       ------------       -----------
SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                                    213               213
  Other Capital                                                               1,485             1,467
  Retained Earnings                                                           4,415             4,337
                                                                       ------------       -----------
        Total Shareholders' Equity                                            6,113             6,017
                                                                       ------------       -----------
        Total Liabilities and Shareholders' Equity                     $     20,606       $    20,491
                                                                       ============       ===========

See accompanying Notes to Consolidated Financial Statements.

                       CSX CORPORATION AND SUBSIDIARIES
            Notes to Consolidated Financial Statements (Unaudited)
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (CSX or the "Company") at September 28, 2001 and December 29, 2000, the results of its operations for the quarters and nine months ended September 28, 2001 and September 29, 2000, and its cash flows for the nine months ended September 28, 2001 and September 29, 2000, such adjustments being of a normal recurring nature. Certain prior year data have been reclassified to conform to the 2001 presentation.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report and Form 10-K.

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2001 and 2000 consist of 52 weeks ending on December 28, 2001 and December 29, 2000, respectively. The financial statements presented are for the 13-week quarters ended September 28, 2001 and September 29, 2000, the 39-week periods ended September 28, 2001 and September 29, 2000, and as of December 29, 2000.

     Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2. EARNINGS PER SHARE

     Earnings per share are based on the weighted average of common shares outstanding, as defined by Financial Accounting Standards Board (FASB) Statement No. 128, "Earnings per Share," for the fiscal quarters and nine months ended September 28, 2001 and September 29, 2000. Earnings per share, assuming dilution, are based on the weighted average of common shares outstanding adjusted for the effect of dilutive potential common shares outstanding during the period, principally arising from employee stock plans. For the fiscal quarters ended September 28, 2001 and September 29, 2000, dilutive potential common shares totaled 0.7 million and 0.3 million, respectively. For the nine months ended September 28, 2001 and September 29, 2000, potentially dilutive shares totaled 0.7 million and 0.4 million.

     Certain potential common shares outstanding at September 28, 2001 and September 29, 2000 were not included in the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 18.8 million at a weighted-average exercise price of $43.38 per share at September 28, 2001 and 26.1 million with a weighted-average exercise price of $40.07 per share at September 29, 2000.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

     In 2001, Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, was issued. Under the provisions of Statement 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The Company will adopt this standard in the first quarter of 2002 and has yet to determine if it will have a material affect on its financial statements.

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

Conrail Financial Information
-----------------------------

     Summary financial information for Conrail for its fiscal periods ended September 30, 2001 and 2000, and at December 31, 2000, is as follows:

                                                    Quarters Ended             Nine Months Ended
                                                     September 30,               September 30,
                                               -----------------------    ------------------------
                                                  2001           2000        2001            2000
                                               --------        -------    -----------     --------
Income Statement Information:
      Revenues                                    $223          $243             $685       $748
      Income From Operations                        58            65              198        177
      Net Income                                    35            35              127        131

                                                                  As Of
                                                  ------------------------------
                                                    September 30,   December 31,
                                                        2001           2000
                                                  ---------------   -----------
Balance Sheet Information:
    Current Assets                                $      820          $   520
    Property and Equipment and Other Assets            7,323            7,540
    Total Assets                                       8,143            8,060
    Current Liabilities                                  403              435
    Long-Term Debt                                     1,188            1,229
    Total Liabilities                                  4,014            4,078
    Stockholders' Equity                               4,129            3,982

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

     At December 29, 2000, CSX had $2 million in amounts receivable from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate demand loan agreements. At September 28, 2001 and December 29, 2000, Conrail had advanced $192 million and $40 million, respectively, to CSX under this arrangement at interest rates of 3.8% and 5.9%, respectively. CSX also had amounts payable to Conrail of $78 million and $127 million at September 28, 2001 and December 29, 2000, respectively, representing billings from Conrail under the operating, equipment, and shared area agreements.

NOTE 5.  DISCONTINUED OPERATIONS

     On September 22, 2000, CSX completed the sale of CTI Logistx, Inc., its wholly-owned logistics subsidiary, for $650 million. The contract logistics segment is reported as a discontinued operation. Revenues from the contract logistics segment for the quarter and nine-months ended September 29, 2000 were $78 million and $335 million, respectively.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 6.  SALE OF INTERNATIONAL CONTAINER-SHIPPING ASSETS

     In December 1999, CSX sold certain assets comprising Sea-Land's international liner business to A. P. Moller-Maersk Line (Maersk). In addition to vessels and containers, Maersk acquired certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing working capital adjustment and this amount is currently in dispute. This matter, together with other disputed issues, has been submitted to arbitration. Management is not yet in a position to assess fully the likely outcome of this process but believes it will prevail in the arbitrations. During 1999, the Company recorded a net loss of $360 million, $271 million after-tax, related to this transaction. Included in this amount were estimated costs to terminate various contractual obligations of the Company. These matters could affect the determination of the final loss on sale.

NOTE 7.  ACCOUNTS RECEIVABLE

     The Company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to financial institutions through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At September 28, 2001, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $250 million through the conduit programs.

     At September 28, 2001 and December 29, 2000, the Company had sold $547 million of accounts receivable; $300 million through the securitization program and $247 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit programs require yield payments based on prevailing commercial paper rates plus incremental fees. Losses recognized on the sale of accounts receivable totaled $9 million and $31 million for the quarter and nine months ended September 28, 2001, respectively, and $8 million and $24 million for the quarter and nine months ended September 29, 2000, respectively.

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

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 8.  OPERATING EXPENSE

                                                          Quarters Ended                   Nine Months Ended
                                                  -------------------------------    -----------------------------
                                                   Sept. 28,         Sept. 29,        Sept. 28,         Sept. 29,
                                                      2001              2000             2001             2000
                                                  -------------     -------------    -------------    ------------
   Labor and Fringe Benefits                         $    711         $    728          $  2,210        $   2,208
   Materials, Supplies and Other                          413              425             1,259            1,346
   Conrail Operating Fee, Rent and Services                83               89               251              285
   Building and Equipment Rent                            155              176               477              560
   Inland Transportation                                   83               93               252              266
   Depreciation                                           154              148               462              430
   Fuel                                                   138              156               454              462
                                                  -------------     -------------    -------------    ------------
       Total                                         $  1,737         $  1,815          $  5,365        $   5,557
                                                  =============     =============    =============    ============

NOTE 9.  OTHER INCOME (EXPENSE)

                                                                 Quarters Ended                Nine Months Ended
                                                            --------------------------   ---------------------------
                                                             Sept. 28,     Sept. 29,        Sept. 28,     Sept. 29,
                                                                2001          2000             2001          2000
                                                            -------------  -----------   -------------  ------------
   Interest Income                                           $      8       $     12      $     29       $      40
   Income from Real Estate and Resort Operations/(1)/              24             15            74              49
   Net Investment Loss                                              -             (1)            -              (1)
   Net Losses from Accounts Receivable Sold                        (9)            (8)          (31)            (24)
   Minority Interest                                               (9)           (11)          (27)            (31)
   Equity Losses from Other Affiliates                             (1)             -           (20)             (5)
   Miscellaneous                                                  (12)            (4)          (21)             (6)
                                                             -----------    ----------    ------------   ----------
       Total                                                 $      1       $      3      $      4       $      22
                                                             ============   ==========    ============   ==========

/(1)/ Gross revenue from real estate and resort operations was $66 million and $187 million for the quarter and nine months ended September 28, 2001, respectively, and $52 million and $148 million for the quarter and nine months ended September 29, 2000, respectively.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 10.  DEBT AND CREDIT AGREEMENTS

     During the nine months ended September 28, 2001, the Company issued $500 million of 6.75% notes due 2011 and reclassified $350 million of outstanding commercial paper to long-term liabilities as it is now supported by a five-year $1 billion line of credit agreement signed in June of 2001. This reclassification was based on the Company's ability and intent to maintain this debt outstanding for more than a year. The Company also entered into a $500 million one-year revolving credit agreement in June of 2001. Borrowings under both of these credit agreements accrue interest at a variable rate based on LIBOR. The Company pays annual fees to the participating banks that may range from 0.01% to 0.23% of total commitment, depending on its credit rating.

NOTE 11.  DERIVATIVE FINANCIAL INSTRUMENTS

     On August 10, 2001, CSX entered into interest rate swap agreements on its $300 million 7.25% notes due May 1, 2004, its $150 million 5.85% notes due December 1, 2003, and its $50 million 6.46% notes due June 22, 2005 for interest rate risk exposure management purposes. These instruments mature at the time the related notes expire. Under these agreements, the Company will pay variable interest based on LIBOR in exchange for fixed rate payments (on September 28, 2001 the variable and fixed rate weighted averages were 5.8% and 6.8%, respectively), effectively transforming the debentures to floating rate obligations. Accordingly, the instruments qualify, and are designated, as fair value hedges. In addition, one of the Company's subsidiaries has an interest rate swap with a national amount of $45 million.

     The Company accounts for derivative instruments under Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS No. 138, an amendment to SFAS No. 133, which established new accounting and reporting guidelines for derivative instruments and hedging activities. SFAS No. 133 and SFAS No. 138 are collectively referred to herein as "SFAS 133." SFAS 133 requires that all derivative instruments be recognized as assets and liabilities in the financial statements at fair value. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, is recognized immediately in earnings. The Company's interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS No. 133. As such, there was no ineffective portion to the hedge recognized in earnings during the period. The fair value of the interest rate swap agreements are immaterial to the statement of financial position.

     The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other liabilities or assets. Cash flows related to interest rate swap agreements are classified as "Operating activities" in the Consolidated Statements of Cash Flows. For the three months ended September 28, 2001, the Company reduced interest expense by approximately $0.6 million as a result of the interest rate swap agreements that were in place during that period.

     The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 12.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments
--------------------

     The Company has entered into fixed-price forward fuel purchase agreements for approximately 50% of its fuel requirements over the next fifteen months. These agreements amount to approximately 360 million gallons in commitments at a weighted average of 78 cents per gallon.

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

     CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 231 sites, including the sites addressed under the Federal Superfund statute or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

     Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 28, 2001, and December 29, 2000, were $36 million and $41 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the Company's obligation is probable and where such costs can be reasonably estimated.

     The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 28, 2001 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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


NOTE 12.  COMMITMENTS AND CONTINGENCIES, Continued


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

     In April of 2001, a group of approximately 100 New Orleans firefighters and their spouses brought an action against CSXT and other defendants in the original tank car fire case, styled Hilda Austin, wife of and Edward F. Austin, Sr. et al. versus Norfolk Southern Corporation et al., Civil District Court for the Parish of Orleans (Louisiana), No. 2001-5104. This action purports to be a claim by the firefighters for injuries allegedly incurred during the September, 1987 tank car fire. The Austin matter has been transferred to the presiding trial judge in the tank car fire case and consolidated with the main case. A motion on behalf of the Austin plaintiffs to intervene in the main case is now pending before the trial judge. CSXT intends to oppose the motion to intervene, and believes that this claim is not timely brought.

     On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal; that motion was denied on August 2, 2001.

                        CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 12.  COMMITMENTS AND CONTINGENCIES, Continued

         On August 30, 2001, CSXT filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award. The Louisiana Supreme Court's jurisdiction in this case is discretionary. Opposing papers were filed by counsel on October 15, 2001. If the Louisiana Supreme Court takes jurisdiction of the case, an additional round of briefing and oral argument may precede any decision by the court. If the Louisiana Supreme Court does not take jurisdiction, or if its resolution of the issues is unsatisfactory, CSXT intends to seek further review before the United States Supreme Court.

         CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.


ECT Dispute
-----------

         CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk in December 1999. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk Sea-Land and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX holds them responsible for any damages that may result from this case. The claim by ECT has advanced to formal arbitration in Rotterdam. A final ruling is not expected before late summer of 2002. Management's evaluation of the claim indicates that valid defenses exist, but at this point management cannot estimate what, if any, losses may result from this case.


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

         Business segment information for the quarters and nine months ended September 28, 2001 and September 29, 2000 is as follows:

Quarter ended September 28, 2001:
---------------------------------

                                                                                     Marine Services
                                                                            ----------------------------------
                                               Surface Transportation        Domestic
                                            -------------------------------
                                                                             Container   International
                                             Rail     Intermodal    Total    Shipping      Terminals      Total      Total
                                           ---------------------------------------------------------------------------------
Revenues from external customers           $ 1,495        $ 281   $ 1,776        $ 181        $ 62      $  243     $ 2,019
Intersegment revenues                            -            5         5            -           -           -           5
Segment operating income                       200           37       237           17          20          37         274
Assets                                      12,826          437    13,263          404         868       1,272      14,535

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)



NOTE 13.  BUSINESS SEGMENTS, Continued


Quarter ended September 29, 2000:
--------------------------------

                                                                                     Marine Services
                                                                           ----------------------------------
                                               Surface Transportation        Domestic
                                        ----------------------------------
                                                                            Container   International
                                              Rail   Intermodal    Total     Shipping     Terminals     Total      Total
                                        -----------------------------------------------------------------------------------
Revenues from external customers          $  1,500       $  283   $ 1,783       $  176       $  80      $  256    $  2,039
Intersegment revenues                            -            5         5            -           1           1           6
Segment operating income                       163           27       190            7          19          26         216
Assets                                      13,153          416    13,569          355         773       1,128      14,697


Nine Months ended September 28, 2001:
-------------------------------------

                                                                                     Marine Services
                                                                           ----------------------------------
                                              Surface Transportation         Domestic
                                        ----------------------------------
                                                                            Container   International
                                              Rail   Intermodal    Total     Shipping     Terminals     Total      Total
                                        -----------------------------------------------------------------------------------
Revenues from external customers          $ 4,583        $  812   $ 5,395       $  510       $ 196      $  706    $  6,101
Intersegment revenues                           -            15        15            -           2           2          17
Segment operating income                      585            76       661           21          50          71         732
Assets                                     12,826           437    13,263          404         868       1,272      14,535


Nine Months ended September 29, 2000:
-------------------------------------

                                                                                     Marine Services
                                                                           ----------------------------------
                                              Surface Transportation         Domestic
                                        ----------------------------------
                                                                            Container   International
                                              Rail   Intermodal    Total     Shipping     Terminals     Total      Total
                                        -----------------------------------------------------------------------------------
Revenues from external customers          $ 4,563        $  852   $ 5,415       $  500       $ 229      $  729    $  6,144
Intersegment revenues                           -            15        15            -           2           2          17
Segment operating income                      448            60       508           10          51          61         569
Assets                                     13,153           416    13,569          355         773       1,128      14,697

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 13.  BUSINESS SEGMENTS, Continued


A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                                 Quarters Ended                 Nine Months Ended
                                                           ---------------------------    --------------------------
                                                            Sept. 28,     Sept. 29,        Sept. 28,     Sept. 29,
                                                              2001           2000            2001          2000
                                                           ------------  -------------    -----------  -------------
Revenues:
--------
Total external revenues for business segments               $   2,019      $   2,039       $   6,101     $   6,144
Intersegment revenues for business segments                         5              6              17            17
Elimination of intersegment revenues                               (5)            (6)            (17)          (17)
                                                           ----------      ---------       ---------     ---------
     Total consolidated revenues                            $   2,019      $   2,039       $   6,101     $   6,144
                                                           ==========      =========       =========     =========

Operating Income:
----------------
Total operating income for business segments                $     274      $     216       $     732     $     569
Reclassification of minority interest expense for
  International terminals segment                                   8             11              25            31
Unallocated corporate expenses                                      -             (3)            (21)          (13)
                                                           ----------      ---------       ---------     ---------
     Total consolidated operating income                    $     282      $     224       $     736     $     587
                                                           ==========      =========       =========     =========

                                                           ------------  -------------
                                                             Sept. 28,      Sept. 29,
                                                                2001          2000
                                                           ------------  -------------
Assets:
------
Assets for business segments                                $  14,535      $  14,697
Investment in Conrail                                           4,677          4,667
Elimination of intercompany receivables                           (91)          (198)
Non-segment assets                                              1,485          1,541
                                                           ----------    -----------
    Total consolidated assets                               $  20,606      $  20,707
                                                           ==========    ===========

NOTE 14. SUBSEQUENT EVENT

         On October 24, 2001, CSX executed an agreement whereby the Company issued $563.5 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures due October 30, 2021 for an initial offering price of approximately $462 million. These debentures will accrete in value at a yield to maturity of 1% per year, which will be reset on October 30, 2007, October 30, 2011, and October 30, 2016 to a rate per annum equal to the interest rate payable 120 days before that reset date on 5-year United States Treasury Notes minus 2.80%. In no event, however, will the yield to maturity be reset below 1% or above 3% per annum. Accretion in value on the debentures will be recorded for each period, but will not be paid prior to maturity.

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 14. SUBSEQUENT EVENT, Continued

         CSX may redeem the debentures for cash at any time on or after October 30, 2008, at a redemption price equal to the accreted value of the debentures. Similarly, holders may require the Company to purchase their debentures on October 30, 2003, October 30, 2006, October 30, 2008, October 30, 2011 and October 30, 2016, at a purchase price equal to the accreted value of the debentures. On the first three purchase dates CSX may elect to pay the purchase price in cash and/or shares of common stock, while CSX may pay the purchase price only in cash on the last two purchase dates.

         Holders may convert debentures into common stock if certain requirements defined in the debentures and the related indenture are met. Holders may convert if the closing sale price of CSX common stock for at least 20 of the 30 preceding trading days is more than the applicable percentage (which will initially be 120% and will decline over the life of the debentures to 110%) of the accreted conversion price per share of the Company's common stock. [The "accreted conversion price" per share of common stock is the quotient of the accreted value of a debenture divided by the number of shares of common stock issuable upon conversion of that debenture.] Holders may also convert if the Company's senior long-term unsecured credit ratings are downgraded by Moody's Investors Service, Inc. to below Ba1 and by Standard & Poor's Rating Services to below BB+, if the debentures have been called for redemption, if the Company makes specified distributions to holders of CSX common stock, or if the Company is a party to specified consolidations, mergers, or transfers or leases of all or substantially all of the Company's assets. For each debenture surrendered for conversion, a holder will initially receive
17.7461 shares of CSX common stock, which is equivalent to an initial conversion price of $46.16 per share. The initial conversion rate will be adjusted for reasons specified in the indenture, but will not be adjusted for accretion. Instead, accretion on the debentures will be deemed paid by the common stock received by the holder on conversion.

         It is expected that substantially all of the net proceeds from the sale of the debentures will be used to redeem $400 million aggregate principal amount of the Company's floating rate medium-term notes, and/or to refinance a portion of outstanding commercial paper. The balance, if any, will be used for general corporate purposes.


NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES

         During 1987, CSX Lines entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). The September 28, 2001 and September 29, 2000 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and guarantors are as follows: (amounts in millions)

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA-CSX LINES, Continued

                                                                   Consolidating Statement of Financial Position
                                                                                  September 28, 2001
                                                         CSX Corporate    CSX Lines      Other      Eliminations     Consolidated
                                                         -------------    ---------     -------    -------------     ------------
ASSETS
  Current Assets
  Cash, Cash Equivalents and Short-term Investments       $       144     $      14     $    434      $       -        $      592
  Accounts Receivable                                              35            37          920           (116)              876
  Materials and Supplies                                            -            15          251              -               266
  Deferred Income Taxes                                             -             -          141              -               141
  Other Current Assets                                              4            12          273           (145)              144
                                                          -----------     ---------     --------      ---------        ----------
     Total Current Assets                                         183            78        2,019           (261)            2,019

Properties                                                         29           458       17,792              -            18,279
Accumulated Depreciation                                          (26)         (292)      (5,082)             -            (5,400)
                                                          -----------     ---------     --------      ---------        ----------
     Properties, net                                                3           166       12,710              -            12,879

Investment in Conrail                                             356             -        4,321              -             4,677
Affiliates and Other Companies                                      2            94          295            (31)              360
Investment in Consolidated Subsidiaries                        13,298             -          396        (13,694)                -
Other long-term assets                                            156            67        1,035           (587)              671
                                                          -----------     ---------     --------      ---------        ----------
     Total Assets                                         $    13,998     $     405     $ 20,776      $ (14,573)       $   20,606
                                                          ===========     =========     ========      =========        ==========
LIABILITIES
Current liabilities
  Accounts Payable                                        $       139     $      82     $    940      $     (64)       $    1,097
  Labor and Fringe Benefits Payable                                12            10          386              -               408
  Payable to Affiliates                                             -             -          145           (145)                -
  Casualty, Environmental and Other Reserves                        1             2          251              -               254
  Current Maturities of Long-term Debt                            850             -          126              -               976
  Short-term Debt                                                 272             -            -              -               272
  Income and Other Taxes Payable                                1,199            25       (1,034)             -               190
  Other Current Liabilities                                        37            23          241            (51)              250
                                                          -----------     ---------     --------      ---------        ----------
     Total Current Liabilities                                  2,510           142        1,055           (260)            3,447

Casualty, Environmental and Other reserves                          1             3          709              -               713
Long-term Debt                                                  4,594            69          996              -             5,659
Deferred Income Taxes                                              90           (23)       3,415              -             3,482
Long Term Payable to Affiliates                                   396             -          192           (588)                -
Other Long-term Liabilities                                       325            37          860            (30)            1,192
                                                          -----------     ---------     --------      ---------        ----------
     Total Liabilities                                          7,916           228        7,227           (878)           14,493
                                                          -----------     ---------     --------      ---------        ----------
SHAREHOLDER'S EQUITY
   Preferred Stock                                                  -             -          396           (396)                -
   Common Stock                                                   224             -          198           (209)              213
   Other Capital                                                2,181           171        8,127         (8,994)            1,485
   Retained Earnings                                            3,677             6        4,828         (4,096)            4,415
                                                          -----------     ---------     --------      ---------        ----------
     Total Shareholders' Equity                                 6,082           177       13,549        (13,695)            6,113
                                                          -----------     ---------     --------      ---------        ----------
Total Liabilities and Shareholders' Equity                $    13,998     $     405     $ 20,776      $ (14,573)       $   20,606
                                                          ===========     =========     ========      =========        ==========

                       CSX CORPORATIONS AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts

     NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                       Consolidating Statement of Financial Position
                                                                                   December 29, 2000
                                                        CSX Corporate     CSX Lines      Other       Eliminations    Consolidated
                                                        -------------    ----------    ----------    ------------    -------------
ASSETS
Current Assets
     Cash, Cash Equivalents and Short-term
     Investments                                          $      285     $     (94)      $    493      $       -       $      684
     Accounts Receivable                                          33            65            926           (174)             850
     Materials and Supplies                                        -            15            230              -              245
     Deferred Income Taxes                                         -             -            121              -              121
     Other Current Assets                                         12            12            248           (126)             146
                                                          ----------     ----------      ---------     ----------      -----------
          Total Current Assets                                   330            (2)         2,018           (300)           2,046

Properties                                                        29           455         17,355              -           17,839
Accumulated Depreciation                                         (25)         (276)        (4,896)             -           (5,197)
                                                          ----------     ----------      ---------     ----------      -----------
          Properties, net                                          4           179         12,459              -           12,642

Investment in Conrail                                            364             -          4,304              -            4,668
Affiliates and Other Companies                                     -           164            227            (29)             362
Investment in Consolidated Subsidiaries                       13,184             -            386        (13,570)               -
Other Long-term assets                                          (205)            -          2,097         (1,119)             773
                                                          ----------     ----------      --------      ----------      -----------
          Total Assets                                    $   13,677     $     341       $ 21,491      $ (15,018)      $   20,491
                                                          ==========     ==========      ========      ==========      ===========
LIABILITIES
Current Liabilities
     Accounts Payable                                     $      102     $      88       $  1,036      $    (147)      $    1,079
     Labor and Fringe Benefits Payable                             5            21            379              -              405
     Payable to Affilitates                                        -             -            127           (127)               -
     Casuality, Environmental and Other Reserves                   1             3            242              -              246
     Current Maturities of Long-term Debt                         60             -            112              -              172
     Short-term Debt                                             749             -              -              -              749
     Income and Other Taxes Payable                            1,346            12           (986)             -              372
     Other Current Liabilities                                    39            25            219            (26)             257
                                                          ----------     ----------      --------      ----------      -----------
          Total Current Liabilities                            2,302           149          1,129           (300)           3,280

     Casuality, Environmental and Other Reserves                   -             4            751              -              755
     Long-term Debt                                            4,594            54          1,162              -            5,810
     Deferred Income Taxes                                       118           (16)         3,282              -            3,384
     Long Term Payable to Affiliates                             396            14            707         (1,117)               -
     Other Long-term Liabilities                                 250            43            982            (30)           1,245
                                                          ----------     ----------      --------      ----------      -----------
          Total Liabilities                                    7,660           248          8,013         (1,447)          14,474
                                                          ----------     ----------      --------      ----------      -----------
SHAREHOLDER'S EQUITY
     Preferred Stock                                               -             -            396           (396)               -
     Common Stock                                                213             -            209           (209)             213
     Other Capital                                             1,467            98          8,958         (9,056)           1,467
     Retained Earnings                                         4,337            (5)         3,915         (3,910)           4,337
                                                          ----------     ----------      --------      ----------      -----------
          Total Shareholder's Equity                           6,017            93         13,478        (13,571)           6,017
                                                          ----------     ----------      --------      ----------      -----------
          Total Liabilities and Shareholder's Equity      $   13,677     $     341       $ 21,491      $ (15,018)      $   20,491
                                                          ----------     ----------      --------      ----------      -----------

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 15 SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                Consolidating Statement of Earnings
                                                                  Quarter ended September 28, 2001


                                         CSX Corporate        CSX Lines            Other           Eliminations      Consolidated
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Operating Revenue                       $             -    $           182    $         1,948    $          (111)   $         2,019
Operating Expense                                   (59)               165              1,740               (109)             1,737
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Operating Income (Loss)                              59                 17                208                 (2)               282

Other Income (Expense)                              152                  -                 22               (173)                 1
Interest Expense                                    116                  1                 29                (20)               126
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Earnings before Income Taxes                         95                 16                201               (155)               157
Income Tax Expense (Benefit)                        (20)                 6                 71                  -                 57
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Net Earnings (Loss)                     $           115    $            10    $           130    $          (155)   $           100
                                       =================  =================  =================  =================  =================

                                                              Consolidating Statement of Earnings
                                                                Quarter ended September 28, 2001


                                         CSX Corporate        CSX Lines            Other           Eliminations      Consolidated
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Operating Revenue                       $             -    $           176    $         1,972    $          (109)   $         2,039
Operating Expense                                   (61)               169              1,814               (107)             1,815
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Operating Income (Loss)                              61                  7                158                 (2)               224

Other Income (Expense)                              487                  -                 49               (533)                 3
Interest Expense                                    145                  2                 41                (48)               140
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Earnings from Continuing Operations
  before Income Taxes                               403                  5                166               (487)                87
Income Tax Expense (Benefit)                        (27)                 2                 53                  -                 28
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Net Earnings (Loss) from Continuing
  Operations                            $           430    $             3    $           113    $          (487)   $            59
                                       =================  =================  =================  =================  =================

Discontinued Operations, net of taxes                 -                  -                368                  -                368
                                       -----------------  -----------------  -----------------  -----------------  -----------------
Net Earnings (Loss)                     $           430    $             3    $           481    $          (487)   $           427
                                       =================  =================  =================  =================  =================

                       CSX CORPORATION AND SUBSIDIARIES
      Notes to Consolidated Financial Statements (Unaudited ), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts

NOTES 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES,
Continued

                                                                  Consolidating Statement of Earnings
                                                                 Nine Months Ended September 28, 2001


                                           CSX Corporate      CSX Lines       Other        Eliminations     Consolidated
                                          ---------------    -----------     -------      --------------   --------------
Operating Revenue                            $       -        $     510      $   5,920       $   (329)        $   6,101
Operating Expense                                 (150)             489          5,349           (323)            5,365
                                             ---------        ---------      ---------       --------         ---------
Operating Income (Loss)                            150               21            571             (6)              736

Other Income (Expense)                             389               (2)            75           (458)                4
Interest Expense                                   360                2             94            (67)              389
                                             ---------        ---------      ---------       --------         ---------
Earnings before Income Taxes                       179               17            552           (397)              351
Income Tax Expense (Benefit)                       (70)               6            187              -               123

                                             ---------        ---------      ---------       --------         ---------
Net Earnings (Loss)                          $     249        $      11      $     365       $   (397)        $     228
                                             =========        =========      =========       ========         =========

                                                                  Consolidating Statement of Earnings
                                                                 Nine months ended September 29, 2000

                                           CSX Corporate      CSX Lines       Other        Eliminations     Consolidated
                                          ---------------    -----------     -------      --------------   --------------
Operating Revenue                            $       -        $     499      $   5,987       $   (342)        $   6,144
Operating Expense                                 (171)             490          5,573           (335)            5,557
                                             ---------        ---------      ---------       --------         ---------
Operating Income (Loss)                            171                9            414             (7)              587

Other Income (Expense)                             663               (1)           140           (780)               22
Interest Expense                                   422                5            114           (128)              413
                                             ---------        ---------      ---------       --------         ---------

Earnings from Continuing Operations
before Income Taxes                                411                3            440           (659)              196
Income Tax Expense (Benefit)                       (78)               1            141              -                64

                                             ---------        ---------      ---------       --------         ---------
Net Earnings (Loss) from Continuing
Operations                                         489                2            299           (659)              132
                                             ---------        ---------      ---------       --------         ---------

Discontinued Operations, Net of Taxes                -                -            379              -               379

                                             ---------        ---------      ---------       --------         ---------
Net Earnings (Loss)                          $     489        $       2      $     678       $   (659)        $     511
                                             =========        =========      =========       ========         =========

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                          Consolidating Statement of Cash Flows
                                                                           Nine Months Ended September 28, 2001
                                                             CSX            CSX
                                                          Corporate        Lines         Other       Eliminations    Consolidated
                                                       --------------  -------------  -----------  ---------------  --------------
Operating Activities
  Net Cash Provided by Operating Activities             $       (128)   $        36    $     557    $         (26)   $        439
                                                       --------------  -------------  -----------  ---------------  --------------
Investing Activities
Property Additions                                                 -             (5)        (623)               -            (628)
Short-term Investments-net                                       (35)             -            -                -             (35)
Other Investing Activities                                      (885)             1          937               (1)             52
                                                       --------------  -------------  -----------  ---------------  --------------
 Net Cash Used by Investing Activities                          (920)            (4)         314               (1)           (611)
                                                       --------------  -------------  -----------  ---------------  --------------

Financing Activities
Short-term Debt-Net                                             (127)             -            -                -            (127)
 Long-term Debt Issued                                           500              -            -                -             500
Long-term Debt Repaid                                            (60)             -         (135)               -            (195)
Cash Dividends Paid                                             (152)             -          (24)              27            (149)
Other Financing Activities                                       711             76         (773)               1              15
                                                       --------------  -------------  -----------  ---------------  --------------
 Net Cash Provided (Used) by Financing
   Activities                                                    872             76         (932)              28              44

Net Increase (Decrease) in Cash and Cash
  Equivalents                                                   (176)           108          (61)               1            (128)

Cash and Cash Equivalents at Beginning of
 Period                                                         (134)           (94)         489                -             261
                                                       --------------  -------------  -----------  ---------------  --------------
Cash and Cash Equivalents at End of Period              $       (310)   $        14    $     428    $           1    $        133
                                                       ==============  =============  ===========  ===============  ==============

                       CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, except Per Share Amounts

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                              Consolidating Statement of Cash Flows
                                                                               Nine Months Ended September 29, 2000
                                                                CSX              CSX
                                                             Corporate          Lines        Other      Eliminations    Consolidated
                                                             ---------          -----        ----       ------------    ------------
Operating Activities
     Net Cash Provided by Operating Activities                $   151         $   (8)      $     600       $ (194)         $  549
                                                              -------         ------       ---------       ------          ------
Investing Activities
Property Additions                                                  -             (7)           (636)           -            (643)
Short-term Investments-net                                        (44)             -               -            -             (44)
Other Investing Activities                                        555              -            (851)         949             653
                                                              -------         ------       ---------       ------          ------
     Net Cash Used by Investing Activities                        511             (7)         (1,487)         949             (34)
                                                              -------         ------       ---------       ------          ------

Financing Activities
Short-term Debt-Net                                              (247)             -               -            -            (247)
Long-term Debt Issued                                               -              -             588            -             588
Long-term Debt Repaid                                            (250)             -            (487)                        (737)
Cash Dividends Paid                                              (200)             -            (179)         182            (197)
Other Financing Activities                                        377            (68)            566         (931)            (56)
                                                              -------         ------       ---------       ------          ------
     Net Cash Provided (Used) by Financing Activities            (320)           (68)            488         (749)           (649)

Net Increase (Decrease) in Cash and Cash Equivalents              342            (83)           (399)           6            (134)

Cash and Cash Equivalents at Beginning of Period                 (475)            16           1,090           (5)            626
                                                              -------         ------       ---------       ------          ------
Cash and Cash Equivalents at End of Period                    $  (133)        $  (67)      $     691       $    1          $  492
                                                              =======         ======       =========       ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         CSX follows a 52/53-week fiscal calendar. Fiscal years 2001 and 2000 consist of 52 weeks. The quarters ended September 28, 2001 and September 29, 2000 consisted of 13 weeks. The nine-month periods ended September 28, 2001 and September 29, 2000 consisted of 39 weeks.

Consolidated Results
--------------------

Third Quarter 2001 Compared with 2000
-------------------------------------

         CSX reported net earnings of $100 million, 47 cents per share for the quarter ended September 28, 2001, as compared to $427 million, $2.02 per share in the quarter ended September 29, 2000.

         On September 22, 2000, CSX completed the sale of its wholly-owned logistics subsidiary, CTI Logistx, Inc. to TNT Post Group for $650 million, realizing a pre-tax gain of $570 million, $365 million after-tax, or $1.73 per share. The contract logistics segment is reported as a discontinued operation. CSX had net earnings from continuing operations of $100 million, 47 cents per share on a diluted basis, for the quarter ended September 28, 2001, versus net earnings from continuing operations of $59 million, 28 cents per share on a diluted basis for the period ended September 29, 2000, an increase of 69%.

         Operating income was $282 million in the quarter ended September 28, 2001, an increase of 26% over the $224 million reported in the same quarter in 2000. Revenues were consistent between the years at $2.0 billion, but operating expenses were down 4% at $1.7 billion.

Surface Transportation Results
------------------------------

Rail

         Rail operating income was $200 million in the quarter ended September 28, 2001, an increase of 23% over the $163 million reported in the same quarter in 2000. Volumes were down due to general economic weakness, while revenues were flat due to offsetting pricing initiatives.

         Operating expenses were down 3% compared to the same quarter in the prior year at $1.3 billion, as management successfully removed costs from the network and operated a more efficient railroad.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

         The following tables provide rail carload and revenue data by service group and commodity for the quarters and nine months ended September 28, 2001 and September 29, 2000:

                                                                     Carloads                        Revenue
                                                                  Quarter Ended                   Quarter Ended
                                                                   (Thousands)                (Millions of Dollars)
                                                            ---------------------------    ----------------------------
                                                              Sept. 28,     Sept. 29,        Sept. 28,      Sept. 29,
                                                                 2001          2000             2001          2000
                                                            -------------  ------------    -------------  -------------
          Merchandise
               Phosphates and Fertilizer                           101            115       $     63       $      75
               Metals                                               83             85            105             102
               Food and Consumer Products                           41             40             59              57
               Paper and Forest Products                           120            128            161             160
               Agricultural Products                                88             86            118             116
               Chemicals                                           143            150            236             249
               Minerals                                            115            116            101             104
               Government                                            3              2              9               7
                                                            -------------  ------------    -------------  -------------
               Total Merchandise                                   694            722            852             870

          Automotive                                               119            132            184             196

          Coal, Coke and Iron Ore
               Coal                                                422            433            417             397
               Coke                                                 10             12             12              11
               Iron Ore                                             12             14              6               8
                                                            -------------  ------------    -------------  -------------
               Total Coal, Coke and Iron Ore                       444            459            435             416

                Other                                                -              -             24              18
                                                            -------------  ------------    -------------  -------------

          Total Rail                                             1,257          1,313       $  1,495       $   1,500
                                                            =============  ============    =============  =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

                                                                     Carloads                       Revenue
                                                                Nine Months Ended              Nine Months Ended
                                                                   (Thousands)               (Millions of Dollars)
                                                            ---------------------------    --------------------------
                                                              Sept. 28,      Sept. 29,       Sept. 28,     Sept. 29,
                                                                 2001          2000            2001          2000
                                                            -------------  ------------    ------------  ------------
          Merchandise
               Phosphates and Fertilizer                           325            369       $    227      $      242
               Metals                                              250            266            312             316
               Food and Consumer Products                          124            120            180             165
               Paper and Forest Products                           363            400            482             497
               Agricultural Products                               280            265            377             355
               Chemicals                                           440            453            730             751
               Minerals                                            322            334            291             303
               Government                                            8              8             24              22
                                                            -------------  ------------    ------------  ------------
               Total Merchandise                                 2,112          2,215          2,623           2,651

          Automotive                                               385            448            591             661

          Coal, Coke and Iron Ore
               Coal                                              1,291          1,238          1,248           1,151
               Coke                                                 31             36             36              36
               Iron Ore                                             30             35             17              22
                                                            -------------  ------------    ------------  ------------
               Total Coal, Coke and Iron Ore                     1,352          1,309          1,301           1,209

               Other                                                 -              -             68              42
                                                            -------------  ------------    ------------  ------------
          Total Rail                                             3,849          3,972       $  4,583      $    4,563
                                                            =============  ============    ============  ============

         General merchandise volumes were down 4% for the quarter and 5% for the first nine months compared to 2000. In the third quarter, selective pricing initiatives, continued success with truck conversions and mix improvements in the various merchandise commodity groups continued to successfully offset some of the volume shortfalls, particularly in metals, and paper and forest. For the first nine months, only volumes for food and consumer, and agricultural products were up on a year over year basis. Coal volumes in the third quarter were 3% lower year over year due to unusually low stockpiles at the mines during miners' vacation in July. Coal revenues increased 5%, reflecting various pricing initiatives and mix improvements.

         Operating expenses decreased by $42 million in the quarter versus the prior year. Reductions in labor and fringe benefits, building and equipment rent, and fuel were the primary components. A portion of the reduction is related to volumes, but it is primarily due to the network operating more efficiently. The decrease in fuel costs can also be attributed to a 7.8 cent decline in the average fuel price for the third quarter versus the prior year quarter. These benefits were partially offset by increases in materials, supplies and other and depreciation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Intermodal


         Intermodal operating income was $37 million for the third quarter of 2001, compared to $27 million in the prior year quarter. Intermodal volumes in the third quarter increased 2% versus 2000 reflecting growth in transcontinental containerized shipments, while revenues fell due to general economic weakness and mix deterioration. Operating income was up $10 million or 37% as a result of decreased operating expenses. These numbers reflect a loss of some of the low margin international transcontinental freight revenues that intermodal had in 2000 on which the Company incurs a significant amount of other railroad transportation costs. Inland transportation costs were down $6 million or 4% in the third quarter of 2001 as compared to the prior year.

Marine Services Results
-----------------------

Domestic Container Shipping

         Domestic container shipping operating income was $17 million in the quarter ended September 28, 2001, up from $7 million in the prior year quarter. Operating revenue is up by $5 million despite a soft economy, as a result of increased market share in each trade, cargo mix improvements, and general rate increases in the Hawaii and Alaska trades. Operating expense is down by $5 million due to continued focus on expense reductions and productivity improvements.

International Terminals

         International terminals operating income was $20 million in the quarter ended September 28, 2001, an increase of $1 million year over year. Although the slower than expected market demand continued to impact the operations negatively, as revenues were down $19 million, aggressive cost reduction initiatives mitigated some of the revenue short falls while improving the third quarter net operating income by $1 million over that of the third quarter 2000.


First Nine Months 2001 Compared with 2000
-----------------------------------------

         For the first nine months of the year, CSX reported net earnings from continuing operations of $228 million, $1.07 per share, as compared to $132 million, 62 cents per share in the period ended September 29, 2000.

         Operating income was $736 million in the nine months ended September 28, 2001, an increase of 25% over the $587 million reported in the same period in 2000. Operating revenues were consistent between the years at $6.1 billion, but operating expenses were down 3% at $5.4 billion.

         Other income was $4 million in the nine month period ended September 28, 2001, a decrease of 82% from the $22 million reported in the same period of 2000. This decrease is comprised of a decline in interest income and increases in net losses from accounts receivable sold and equity losses of other affiliates, offset by an increase in income from real estate and resort operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


FINANCIAL CONDITION

         Cash, cash equivalents and short-term investments totaled $592 million at September 28, 2001, a decrease of $92 million since December 29, 2000.

         Primary sources of cash and cash equivalents during the nine months ended September 28, 2001 were normal transportation operations and the issuance of $500 million of long-term debt. On a net basis, operations provided $439 million of cash for the nine-month period, reflecting an increase in operating income. Primary uses of cash and cash equivalents were property additions, repayments of short-term and long-term debt, and the payment of dividends. On July 11, 2001 the Board of Directors announced that the regular quarterly dividend payable September 14, 2001, would be reduced to 10 cents per share. CSX had paid a regularly quarterly dividend of 30 cents per share since the fourth quarter of 1997.

         CSX's working capital deficit at September 28, 2001 was $1.4 billion, up from $1.2 billion at December 29, 2000. The working capital deficit increased due to $765 million of long-term debt being reclassified to current during the second quarter as it is due within 12 months. This increase was partially offset by the reclassification of $350 million in outstanding commercial paper from short-term debt to long term due to the fact that it is now supported by a new five-year line of credit agreement signed in June 2001. The commercial paper balances had been classified as current due to the fact that the Company's old line of credit agreement was to expire in November of 2001. A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities when they are due and has sufficient liquidity and financial resources to manage its day-to-day cash needs. CSX also has $838 million of remaining capacity under two shelf registrations that may be used to issue debt or other securities at the Company's discretion.

         On October 24, 2001, CSX executed an agreement whereby the Company issued $563.5 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures due October 30, 2021 for an initial offering price of approximately $462 million. It is expected that substantially all of the net proceeds from the sale of the debentures will be used to redeem $400 million aggregate principal amount of the Company's floating rate medium-term notes, and/or to refinance a portion of outstanding commercial paper. The balance, if any, will be used for general corporate purposes.

FINANCIAL DATA
--------------

                                                                           (Millions of Dollars)
                                                                    -----------------------------------
                                                                     September 28,      December 29,
                                                                          2001              2000
                                                                    ----------------- -----------------
          Cash, Cash Equivalents and
            Short-Term Investments                                  $       592        $       684
          Commercial Paper Outstanding
            Short-Term                                              $       272        $       749
          Working Capital (Deficit)                                 $    (1,428)       $    (1,234)

          Current Ratio                                                      .6                 .6
          Debt Ratio                                                         52 %               52 %
          Ratio of Earnings to Fixed Charges                                1.7 x              1.4 x

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


         On August 10, 2001, the Company entered into $500 million of interest rate swap agreements to manage its exposure to interest rate risk. The interest rate swap agreements hedge the Company's exposure on the fair value of long-term obligations in the aggregate principal amount of $500 million. The differential paid or received by the Company on the interest rate swap agreement is recognized as an adjustment to interest expense in the period incurred. For the three months ended September 28, 2001, the Company reduced interest expense by approximately $.6 million as a result of the interest rate swap agreements that were in place during that period. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreement. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

OUTLOOK
-------

         In the remainder of 2001, the challenge will be to continue to improve the financial performance of the railroad. This is expected to be accomplished through continued service improvements, which will serve as the catalyst for sustained yield improvements, aggressive cost cutting initiatives and continued success in attracting traffic to move from trucks to CSX. Despite a weak economy, CSX continues to expect to produce full year earnings that will show an increase from previous years.

                  The Company has entered into fixed-price forward fuel purchase agreements for approximately 50% of its fuel requirements over the next fifteen months. These agreements amount to approximately 360 million gallons in commitments at a weighted average of 78 cents per gallon.


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

Conrail's Results of Operations
-------------------------------

         Conrail reported net income of $35 million on revenues of $223 million for the third quarter of 2001, compared to net income of $35 million on revenues of $243 million for the prior year quarter. For the related nine-month periods, Conrail reported net income of $127 million on revenues of $685 million in 2001 and net income of $131 million on revenues of $748 million in 2000.

         Conrail's operating activities provided cash of $372 million for the first nine months of 2001, compared with $85 million for the first nine months of 2000. The increase in cash provided by operations is primarily due to significant one-time payments made to CSX and Norfolk Southern in 2000.

         Conrail's working capital was $417 million at September 30, 2001, compared with $85 million at December 31, 2000.


OTHER MATTERS
-------------

Events of September 11, 2001
----------------------------

         On September 11, 2001, in cooperation with government authorities and President Bush's declaration of a national emergency related to the terrorist attacks and tragic events on that date, all CSXT traffic in and out of greater New York, Boston and Washington, D.C. was suspended and certain terminals were closed. CSXT resumed normal operations, and all CSXT facilities were open and fully operational, on September 12 with the exception of the New York/New Jersey Port Authority terminal.

         In connection with the terrorist attacks of September 11, 2001, CSX is participating actively in industry task forces to identify and implement additional security measures. At the same time, the industry is working with governmental agencies, including the Federal Railroad Administration, and the Congress to coordinate our security efforts and to identify specific areas that may justify government participation.

         It is not possible to predict the effects of the terrorist attacks and subsequent developments related to those attacks, particularly their impact on the United States and international economies, or the impact, if any, on our future results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, Continued


Baltimore Tunnel Fire
---------------------

         On July 18, 2001 a CSXT train was involved in a fire inside the Howard Street Tunnel near downtown Baltimore, Maryland. The fire was not contained completely until July 23, 2001. The fire's proximity to downtown Baltimore caused disruptions to a number of businesses. The incident also caused CSXT to reroute traffic and incur higher operating costs. By the end of July, CSXT and government officials had inspected the tunnel and determined that it was safe for normal rail operations. All service through the tunnel was resumed. The Company incurred approximately $13 million in charges to third quarter operating income relating to this incident.

New Orleans Tank Fire Litigation
--------------------------------

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

         In April of 2001, a group of approximately 100 New Orleans firefighters and their spouses brought an action against CSXT and other defendants in the original tank car fire case, styled Hilda Austin, wife of and Edward F. Austin, Sr. et al. versus Norfolk Southern Corporation et al., Civil District Court for the Parish of Orleans (Louisiana), No. 2001-5104. This action purports to be a claim by the firefighters for injuries allegedly incurred during the September, 1987 tank car fire. The Austin matter has been transferred to the presiding trial judge in the tank car fire case and consolidated with the main case. A motion on behalf of the Austin plaintiffs to intervene in the main case is now pending before the trial judge. CSXT intends to oppose the motion to intervene, and believes that this claim is not timely brought.

         On June 27, 2001, the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which judgment reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT moved the Louisiana Fourth Circuit Court for rehearing of certain issues raised in its appeal; that motion was denied on August 2, 2001.

         On August 30, 2001, CSXT filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award. The Louisiana Supreme Court's jurisdiction in this case is discretionary. Opposing papers were filed by counsel on October 15, 2001. If the Louisiana Supreme Court takes jurisdiction of the case, an additional round of briefing and oral argument may precede any decision by the court. If the Louisiana Supreme Court does not take jurisdiction, or if its resolution of the issues is unsatisfactory, CSXT intends to seek further review before the United States Supreme Court.

         CSXT continues to pursue an aggressive legal strategy. At the present time, management is not in a position to determine whether the resolution of this case will have a material adverse effect on the Company's financial position or results of operations in any future reporting period.

ECT Dispute
-----------

         CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk in December 1999. ECT has claimed that the sale of the international liner business to Maersk resulted in a

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


ECT Dispute, Continued
----------------------

breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk Sea-Land and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX holds them responsible for any damages that may result from this case. The claim by ECT has advanced to formal arbitration in Rotterdam. A final ruling is not expected before late summer of 2002. Management's evaluation of the claim indicates that valid defense exist, but at this point management cannot estimate what, if any, losses may result from this case.

Forward Looking Statements
--------------------------

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of interest rate swap agreements. We do not hold or issue derivative financial instruments for trading purposes.

         In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease $5 million on an annual basis.

         The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a)      Exhibits


                 3.2    Amended Bylaws of CSX Corporation*

                 4.1 Fourth Supplemental Indenture, dated as of October 30, 2001, between the Company and The Chase Manhattan Bank, as trustee*

                 10.1 364-Day Revolving Credit Agreement dated as of June 8, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 29, 2001 (File No. 002-63273))

                 10.2 Five-Year Revolving Credit Agreement dated as of June 8, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on October 29, 2001 (File No. 002-63273))

                 10.3   Employment and Consulting Agreement with J. W. Snow*

                 10.4   Restricted Stock Award Agreement with J. W. Snow*

                 10.5 Stock Option Agreement with J. W. Snow, effective July 16, 2001*

                 10.6   Special Employment Agreement with M. J. Ward*

                 10.7   Restricted Stock Award Agreement with M. J. Ward*

                 10.8   Special Employment Agreement with M. G. Aron*

                 *Filed herewith.


        (b)      Reports on Form 8-K

                 None

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

Dated:  November 7, 2001