Form 10-K
period 2001-12-28
CSX CORP
filed 2002-03-04
CIK 277948

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 28, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Exhibit Index can be found on page 11.

On January 25, 2002, the aggregate market value of the Registrant's voting stock held by non-affiliates was approximately $6.8 billion (based on the New York Stock Exchange closing price on such date).

On January 25, 2002, there were 213,888,650 shares of Common Stock outstanding.

                                                Portion of Form 10-K into which
      Documents Incorporated by Reference         Documents are Incorporated
      -----------------------------------         --------------------------
1.   Portions of the Registrant's Annual             Part I, II & IV
     Report to Shareholders for the fiscal
     year ended December 28, 2001
     ("Annual Report")

2.   Portions of the Registrant's                          Part III
     Definitive Proxy Statement to be
     filed with respect to its annual
     meeting of shareholders scheduled to
     be held on April 23, 2002 ("Proxy
     Statement")

                                     PART I

Item 1.  Business

        In response to this Item, the information set forth on page 1 under the caption "Financial Highlights", page 8 for Rail Operations, page 10 under the captions "CSX Intermodal" and "CSX World Terminals", page 11 under the caption "CSX Lines", and pages 17-29 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report is incorporated herein by reference.

Item 2.  Properties

        In response to this Item, the information set forth on pages 17-29 under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations", page 34 under the caption "Properties" and page 40 under the caption "Note 10. Properties." of the Annual Report is incorporated herein by reference.

Item 3.  Legal Proceedings

        In response to this Item, the information set forth on page 25, under the caption "Sale of International Container-Shipping Assets," on pages 26-27 under the captions "STB Proceeding," "New Orleans Tank Car Fire Litigation," " Other Legal Matters" and "Environmental Management", page 37 under the caption "Sale of International Container-Shipping Assets," on page 48-49 under the captions "Environmental," "STB Proceeding," "New Orleans Tank Car Fire Litigation" and " Other Legal Proceedings and Arbitrations" of the Annual Report is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of security holders in the fourth quarter of 2001.

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

Name and Age                Business Experience During Past 5 Years
--------------------------------------------------------------------------------
John W. Snow, 62            Chairman, President and Chief Executive Officer of
                            CSX since February 1991.

Mark G. Aron, 59            Vice Chairman since July 2001. Prior to July 2001,
                            Mr. Aron served as Executive Vice President-Law and
                            Public Affairs.

Paul R. Goodwin, 59         Vice Chairman and Chief Financial Officer of CSX
                            since April 2000. Prior to April 2000, Mr. Goodwin served as CSX Executive Vice President-Finance and
                            Chief Financial Officer.

Andrew B. Fogarty, 57       Executive Vice President-Corporate Services of CSX
                            since July 2001. Prior to July 2001, Mr. Fogarty served as Senior Vice President-Corporate Services from September 1997 to July 2001, and prior thereto as Senior Vice President-Finance and Planning,
                            Sea-Land.

Ellen M. Fitzsimmons, 41          Senior Vice President-Law since February 2001.
                                  Prior to February 2001, Ms. Fitzsimmons served as General Counsel-Corporate from September
                                  1997 to February 2001, and prior thereto, as CSX Assistant General Counsel.

Lester M. Passa, 47               Senior Vice President - Strategic Planning of
                                  CSX since November 2000. Prior to November
                                  2000, Mr. Passa served as President and CEO of
                                  CSX Intermodal from November 1997 to November
                                  2000; CSXT Vice President-Commercial
                                  Integration from July 1997 to November 1997;
                                  and prior thereto as an officer of Conrail
                                  Inc. as Senior Vice President-Automotive
                                  Service Group from February 1997 to July 1997;
                                  and prior thereto as Vice President-Logistics
                                  & Corporate Strategy.

Jesse R. Mohorovic, 59            Senior Vice President-Corporate Communications
                                  and Investor Relations since July 2001. Prior to July 2001, Mr. Mohorovic served as CSX
                                  Group Vice President-Corporate Communications and Investor Relations from April 1998 to July
                                  2001, and prior thereto, as CSX Vice President
                                  - Corporate Relations.

James L. Ross, 63                 Vice President and Controller of CSX since
                                  April 1996.

Michael J. Ward, 51               President of CSXT since November 2000. Prior
                                  to November 2000, Mr. Ward served as an
                                  officer of CSXT as Executive Vice President -
                                  Operations, from April 2000 to November 2000;
                                  Executive Vice President-Coal Service Group from August 1999 to April 2000; Executive Vice
                                  President-Coal & Merger Planning from October
                                  1998 to August 1999; and prior thereto, as Executive Vice President-Finance and Chief
                                  Financial Officer.

P. Michael Giftos, 55             Executive Vice President and Chief Commercial
                                  Officer of CSXT since April 2000. Prior to
                                  April 2000, Mr. Giftos served as CSXT Senior
                                  Vice President and General Counsel.

Alan F. Crown, 54                 Executive Vice President of CSXT since
                                  December 2000. Prior to December 2000, Mr.
                                  Crown served as an officer of CSXT as Senior
                                  Vice President-Transportation from May 2000 to
                                  December 2000; Vice President - Central Region from August 1999 to May 2000; General Manager
                                  - C&O Coal Business Unit and Vice President -
                                  Coal from October 1997 to August 1999; and prior thereto, as Chief Operations Officer.

Frederick J. Favorite, Jr., 48    Senior Vice President-Finance of CSXT since
                                  February 2000. Prior to February 2000, Mr.
                                  Favorite served as Vice President-Finance,
                                  CSXT, from December 1998 to January 2000; as
                                  Vice President-Planning, CSXT.

Robert J. Grassi, 55              President and Chief Executive Officer of CSX
                                  World Terminals since June 1999. Prior to June
                                  1999, Mr. Grassi served as an officer of Sea-Land as Senior Vice President-Finance and
                                  Planning from August 1997 to June 1999; Senior
                                  Vice President-Atlantic, AME Services.

Charles G. Raymond, 58            President and Chief Executive Officer of CSX
                                  Lines since June 1999. Prior to June 1999, Mr.
                                  Raymond served as an officer of Sea-Land as Senior Vice President and Chief Transportation
                                  Officer.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     In response to this Item, the information set forth on page 54, "Shareholder Information", and page 55, "Corporate Information", of the Annual Report is incorporated herein by reference.

Item 6.  Selected Financial Data

     In response to this Item, the information set forth on page 1 of the Annual Report under the caption "Financial Highlights" is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In response to this Item, the information set forth on pages 17-29 of the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     In response to this Item, the information set forth on page 23 of the Annual Report under the caption "Market Risk" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

     In response to this Item, the information set forth on pages 30-52, and page 53 under the caption "Quarterly Financial Data (Unaudited)" of the Annual Report is incorporated herein by reference.

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

          The following consolidated financial statements and independent auditor's report, which appear on pages 30-52 of the Annual Report, are incorporated herein by reference:

               Consolidated Statement of Earnings for the Fiscal Years Ended Dec. 28 2001, Dec. 29, 2000, and Dec. 31, 1999

               Consolidated Statement of Cash Flows for the Fiscal Years Ended Dec. 28, 2001, Dec. 29, 2000, and Dec. 31, 1999

               Consolidated Statement of Financial Position at Dec. 28, 2001 and Dec. 29, 2000

               Consolidated Statement of Changes in Shareholders' Equity for the Fiscal Years Ended Dec. 28, 2001, Dec. 29, 2000, and Dec. 31, 1999

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

                    The following financial statement footnote was not included in the Annual Report:

                    Note 21. Summarized Consolidating Financial Data - CSX Lines (formerly Sea-Land )

                      During 1987, Sea-Land entered into agreements to sell and lease back by charter three new U.S. -built , U.S. -flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). The 2001 and 2000 consolidating schedules reflect CSX Lines as the obligor and the 1999 consolidating schedules reflect Sea-Land as the obligor. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and guarantors are as follows (Certain prior year amounts have been reclassified to conform to the 2001 presentation):

Consolidating Statement of Financial Position
---------------------------------------------
(In millions)

                                                                                     Dec. 28, 2001
                                                      --------------------------------------------------------------------------
                                                           CSX
                                                       Corporate     CSX Lines      Other       Eliminations      Consolidated
                                                      -----------   ----------- ------------  ---------------    ---------------
Assets
Cash, Cash Equivalents & Short-term Investments       $       225   $         3 $        391  $            (1)   $           618
Accounts Receivable                                            58            63          981             (224)               878
Materials and Supplies                                          -            14          192                -                206
Deferred Income Taxes                                           -             -          162                -                162
Other Current Assets                                            4            36          295             (125)               210
                                                      -----------   ----------- ------------  ---------------    ---------------

Total Current Assets                                          287           116        2,021             (350)             2,074

Properties                                                     29           453       17,669                -             18,151
Accumulated Depreciation                                      (27)         (286)      (4,866)               -             (5,179)
                                                      -----------   ----------- ------------  ---------------    ---------------
Properties, net                                                 2           167       12,803                -             12,972

Investment in Conrail                                         353             -        4,302                -              4,655
Affiliates and Other Companies                                  2            84          327              (31)               382
Investment in Consolidated Subsidiaries                    12,641             -          396          (13,037)                 -
Other long-term assets                                        825           137          344             (588)               718
                                                      -----------   ----------- ------------  ---------------    ---------------
                                                      $    14,110   $       504 $     20,193  $       (14,006)   $        20,801
                                                      ===========   =========== ============  ===============    ===============

Liabilities
Accounts Payable                                      $        86   $        83 $        963  $          (166)   $           966
Labor and Fringe Benefits Payable                              17            13          388                -                418
Payable to Affiliates                                           -             2          123             (125)                 -
Casualty, Environmental and Other Reserves                      1             3          246                -                250
Current Maturities of Long-term debt                          850            21          173                -              1,044
Short-term Debt                                               225             -            -                -                225
Income and Other Taxes Payable                              1,296            26       (1,221)               -                101
Other Current Liabilities                                      38            20          300              (59)               299
                                                      -----------   ----------- ------------  ---------------    ---------------
Total Current Liabilities                                   2,513           168          972             (350)             3,303

Casualty, Environmental and Other reserves                      4             4          682                -                690
Long-term Debt                                              4,680           132        1,027                -              5,839
Deferred Income Taxes                                           -            24        3,597                -              3,621
Long Term Payable to Affiliates                               396             -          192             (588)                 -
Other Long-term Liabilities                                   365            48          845              (30)             1,228
                                                      -----------   ----------- ------------  ---------------    ---------------
Total Liabilities                                           7,958           376        7,315             (968)            14,681
                                                      -----------   ----------- ------------  ---------------    ---------------

Shareholders' Equity
Preferred Stock                                                 -             -          396             (396)                 -
Common Stock                                                  214             -          209             (209)               214
Other Capital                                               1,492           125        8,175           (8,300)             1,492
Retained Earnings                                           4,459             3        4,130           (4,133)             4,459
Accumulated Other Comprehensive Loss                          (13)            -          (32)               -                (45)
                                                      -----------   ----------- ------------  ---------------    ---------------
Total Shareholders' Equity                                  6,152           128       12,878          (13,038)             6,120
                                                      -----------   ----------- ------------  ---------------    ---------------

Total Liabilities and Shareholders' Equity            $    14,110   $       504 $     20,193  $       (14,006)   $        20,801
                                                      ===========   =========== ============  ===============    ===============

Consolidating Statement of Financial Positiion
----------------------------------------------
(In millions)

                                                                                   Dec. 29, 2000
                                                  -------------------------------------------------------------------------------
                                                       CSX
                                                    Corporate      CSX Lines       Other          Eliminations      Consolidated
                                                  -----------      ---------    -----------      --------------    --------------
Assets
Cash, Cash Equivalents & Short-term Investments   $      285       $      -     $       401         $       -         $      686
Accounts Receivable                                       33             65             926              (174)               850
Materials and Supplies                                     -             15             179                 -                194
Deferred Income Taxes                                      -              -             121                 -                121
Other Current Assets                                      12             35             248              (126)               169
                                                  ----------       --------     -----------      ------------      -------------

Total Current Assets                                     330            115           1,875              (300)             2,020

Properties                                                29            455          17,379                 -             17,863
Accumulated Depreciation                                 (25)          (276)         (4,901)                -             (5,202)
                                                  ----------       --------     -----------      ------------      -------------
Properties, net                                            4            179          12,478                 -             12,661

Investment in Conrail                                    364              -           4,304                 -              4,668
Affiliates and Other Companies                             -            154             228               (29)               353
Investment in Consolidated Subsidiaries               13,184              -             386           (13,570)                 -
Other long-term assets                                  (205)            92           2,078            (1,119)               846
                                                  ----------       --------     -----------      ------------      -------------

Total Assets                                      $   13,677       $    540     $    21,349         $ (15,018)        $   20,548
                                                  ==========       ========     ===========      ============      =============

Liabilities

Accounts Payable                                  $      102       $     90     $       985         $    (147)        $    1,030
Labor and Fringe Benefits Payable                          5             21             379                 -                405
Payable to Affiliates                                      -             92              35              (127)                 -
Casualty, Environmental and Other Reserves                 1              3             242                 -                246
Current Maturities of Long-term debt                      60             20             112                 -                192
Short-term Debt                                          749              -               -                 -                749
Income and Other Taxes Payable                         1,346             11            (985)                -                372
Other Current Liabilities                                 39             25             219               (26)               257
                                                  ----------       --------     -----------      ------------      -------------
Total Current Liabilities                              2,302            262             987              (300)             3,251


Casualty, Environmental and Other reserves                 -              3             752                 -                755
Long-term Debt                                         4,594            155           1,147                 -              5,896
Deferred Income Taxes                                    118             33           3,233                 -              3,384
Long Term Payable to Affiliates                          396              -             721            (1,117)                 -
Other Long-term Liabilities                              250             42             983               (30)             1,245
                                                  ----------       --------     -----------      ------------      -------------
Total Liabilities                                      7,660            495           7,823            (1,447)            14,531
                                                  ----------       --------     -----------      ------------      -------------

Shareholders' Equity
Preferred Stock                                            -              -             396              (396)                 -
Common Stock                                             213              -             209              (209)               213
Other Capital                                          1,467             50           9,006            (9,056)             1,467
Retained Earnings                                      4,337             (5)          3,915            (3,910)             4,337
Accumulated Other Comprehensive Loss                       -              -               -                 -                  -
                                                  ----------       --------     -----------      ------------      -------------
Total Shareholders' Equity                             6,017             45          13,526           (13,571)             6,017
                                                  ----------       --------     -----------      ------------      -------------

Total Liabilities and Shareholders' Equity        $   13,677       $    540     $    21,349         $ (15,018)        $   20,548
                                                  ==========       ========     ===========      ============      =============

Consolidating Statement of Earnings
-----------------------------------
(In millions)                                                               Fiscal Year Ended Dec. 28, 2001
                                                    -------------------------------------------------------------------------------
                                                     CSX Corporate     CSX Lines         Other        Eliminations    Consolidated
                                                    ---------------  --------------  --------------  --------------  --------------
Operating Income
Operating Revenue                                   $             -  $          681  $        7,862  $         (433) $        8,110
Operating Expense                                              (199)            649           7,128            (425)          7,153
                                                    ---------------  --------------  --------------  ------------------------------
Operating Income (Loss)                                         199              32             734              (8)            957

Other Income and Expense
Other Income                                                    496               9              88            (584)              9
Interest Expense                                                469              13             121             (85)            518
                                                    ---------------  --------------  --------------  ------------------------------
Earnings
Earnings before Income Taxes                                    226              28             701            (507)            448
Income Tax Expense                                               (5)             11             149               -             155
                                                    ---------------  --------------  --------------  ------------------------------

                                                    ---------------  --------------  --------------  --------------  --------------
Net Earnings (Loss)                                 $           231  $           17  $          552  $         (507) $          293
                                                    ===============  ==============  ==============  ==============  ==============

Consolidating Statement of Earnings
-----------------------------------
(In millions)                                                               Fiscal Year Ended Dec. 29, 2000
                                                    -------------------------------------------------------------------------------
                                                     CSX Corporate     CSX Lines         Other        Eliminations    Consolidated
                                                    ---------------  --------------  --------------  --------------  --------------
Operating Income
Operating Revenue                                   $             -  $          666  $        7,546  $          (21) $        8,191
Operating Expense                                              (222)            666           6,963             (21)          7,386
                                                    ---------------  --------------  --------------  ------------------------------
Operating Income (Loss)                                         222               -             583               -             805

Other Income and Expense
Other Income                                                    813              12             185            (988)             22
Interest Expense                                                556              20             151            (177)            550
                                                    ---------------  --------------  --------------  ------------------------------

Earnings
Earnings before Income Taxes                                    479              (8)            617            (811)            277
Income Tax Expense                                              (11)             (3)            105               -              91
                                                    ---------------  --------------  --------------  ------------------------------

Earnings before Discontinued Operations                         490              (5)            512            (811)            186
Earnings from Discontinued Operations, Net of Tax                 -               -              14               -              14
Gain on Sale of Discontinued Operations, Net of Tax               2               -             363               -             365
                                                    ---------------  --------------  --------------  ------------------------------

                                                    ---------------  --------------  --------------  --------------  --------------
Net Earnings (Loss)                                 $           492  $           (5) $          889  $         (811) $          565
                                                    ===============  ==============  ==============  ==============  ==============

Consolidating Statement of Earnings
-----------------------------------
(In millions)                                                               Fiscal Year Ended Dec. 31, 1999
                                                    -------------------------------------------------------------------------------
                                                     CSX Corporate      Sea-Land         Other        Eliminations    Consolidated
                                                    ---------------  --------------  --------------  --------------  --------------
Operating Income
Operating Revenue                                   $             -  $        3,809  $        6,584  $          (18) $       10,375
Operating Expense                                              (287)          4,054           6,053             (18)          9,802
                                                    ---------------  --------------  --------------  ------------------------------
Operating Income (Loss)                                         287            (245)            531               -             573

Other Income and Expense
Other Income                                                    174             (88)            172            (199)             59
Interest Expense                                                526              70              20             (88)            528
                                                    ---------------  --------------  --------------  ------------------------------

Earnings
Earnings before Income Taxes                                    (65)           (403)            683            (111)            104
Income Tax Expense                                               (5)           (127)            204               -              72
                                                    ---------------  --------------  --------------  ------------------------------

Earnings before Discontinued Operations and
Cumulative Effect of Accounting Change                          (60)           (276)            479            (111)             32
Earnings from Discontinued Operations, Net of Tax                 -               -              19               -              19
Cumulative Effect of Accounting Change                            -             (49)              -               -             (49)
                                                    ---------------  --------------  --------------  ------------------------------

                                                    ---------------  --------------  --------------  --------------  --------------
Net Earnings (Loss)                                 $           (60) $         (325) $          498  $         (111) $            2
                                                    ===============  ==============  ==============  ==============  ==============

Consolidating Statement of Cash Flows
-------------------------------------
(In millions)                                                                 Fiscal Year Ended Dec. 28, 2001
                                                            ------------------------------------------------------------------------
                                                                 CSX
                                                              Corporate     CSX Lines          Other    Elimination  Consolidated
                                                            ------------------------------------------------------------------------
Operating Activities
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Operating Activities       $        (85)     $       80     $  1,090     $ (258)    $     827
                                                            ------------------------------------------------------------------------
Investing Activities
Property Additions                                                     -             (11)        (919)         -          (930)
Short-term Investments-Net                                           169               -         (220)         -           (51)
Other Investing Activities                                          (191)              1        1,369     (1,163)           16
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities                (22)            (10)         230     (1,163)         (965)
                                                            ------------------------------------------------------------------------
Financing Activities
Short-term Debt-Net                                                 (524)              -            -          -          (524)
Long-term Debt Issued                                                962               -            -          -           962
Long-term Debt Repaid                                                (60)            (21)        (185)         -          (266)
Cash Dividends Paid                                                 (174)              -         (222)       225          (171)
Common Stock Issued                                                   26               -         (160)       134             -
Common Stock Retired                                                  (1)              -            1          -             -
Other Financing Activities                                           (13)            (49)        (986)     1,062            14
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities                216             (70)      (1,552)     1,421            15
                                                            ------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                 109               -         (232)         -          (123)
                                                            ------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Period                      47               -          213          -           260
                                                            ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                  $        156      $        -     $    (19)   $     -     $     137
                                                            ========================================================================

Consolidating Statement of Cash Flows
-------------------------------------
(In millions)                                                                   Fiscal Year Ended Dec. 29, 2000
                                                            ------------------------------------------------------------------------
                                                                 CSX
                                                               Corporate        CSX Lines     Other    Eliminations   Consolidated
                                                            ------------------------------------------------------------------------
Operating Activities
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Operating Activities
                                                            $        224      $      (20)    $    866    $  (360)    $     710
                                                            ------------------------------------------------------------------------
Investing Activities
Property Additions                                                     -             (16)        (897)         -          (913)
Net Proceeds from Divestitures and Sale of Assets                    673               -          (23)         -          (650)
Short-term Investments-net                                            96               -         (181)         -           (85)
Other Investing Activities                                          (104)             (1)        (803)       919            11
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities                665             (17)      (1,904)       919          (337)
                                                            ------------------------------------------------------------------------
Financing Activities
Short-term Debt-Net                                                  175               -         (400)         -          (225)
Long-term Debt Issued                                                400               -          188          -           588
Long-term Debt Repaid                                             (1,054)            (68)         371          -          (751)
Cash Dividends Paid                                                 (267)              -         (235)       240          (262)
Preferred Stock Issued                                                 -               -          396       (396)            -
Common Stock Issued                                                   94               -          (56)       (38)            -
Common Stock Retired                                                 (80)              -           80          -             -
Common Stock Reacquired                                                -               -          (42)         -           (42)
Other Financing Activities                                           365              89         (136)      (365)          (47)
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities               (367)             21          166       (559)         (739)
                                                            ------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                 522             (16)         (872)         -         (366)
                                                            ------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Year                      (475)             16         1,085          -          626
                                                            ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                    $         47      $        -     $     213    $     -     $    260
                                                            ========================================================================

Consolidating Statement of Cash Flows
-------------------------------------
(In millions)                                                                      Fiscal Year Ended Dec.31,1999
                                                            ------------------------------------------------------------------------
                                                                    CSX
                                                                  Corporate    Sea-Land         Other    Eliminations  Consolidated
                                                            ------------------------------------------------------------------------
Operating Activities
                                                            ------------------------------------------------------------------------

     Net Cash Provided (Used) by Operating Activities       $        154      $       62     $   1,125     $  (270)   $  1,071
                                                            ------------------------------------------------------------------------
Investing Activities
Property Additions                                                     -             (86)       (1,431)          -      (1,517)
Net Proceeds from Conveyance of Barge Subsidiary                       -               -           751           -         751
Investment in Conrail                                              2,084               -        (2,086)          -          (2)
Short-term Investments-net                                            94               -             -           -          94
Other Investing Activities                                        (2,090)            712          (545)      2,015          92
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Investing Activities                 88             626        (3,311)      2,015        (582)
                                                            ------------------------------------------------------------------------
Financing Activities
Short-term Debt-Net                                                  187               -             -           -         187
Long-term Debt Issued                                                  -               -           284           -         284
Long-term Debt Repaid                                                  -             (18)         (108)          -        (126)
Cash Dividends Paid                                                 (266)            (14)         (252)        270        (262)
Other Financing Activities                                            38            (241)        2,167      (2,015)        (51)
                                                            ------------------------------------------------------------------------
     Net Cash Provided (Used) by Financing Activities                (41)           (273)        2,091      (1,745)         32
                                                            ------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Cash Equivalents                 201             415           (95)          -         521
                                                            ------------------------------------------------------------------------

Cash and Cash Equivalents at Beginning of Year                      (676)            139           642           -         105
                                                            ------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                    $       (475)     $      554     $     547     $     -    $    626
                                                            ========================================================================

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

(3)  Exhibits

     3.1 Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Form 10-Q dated August 4, 2000)

     3.2*   Bylaws of the Registrant, amended as of February 13, 2002

     4.1 Amended and Restated Articles of Incorporation of the Registrant (see Exhibit 3.1)

     4.2    Bylaws of the Registrant, as amended (see Exhibit 3.2)

     4.3(a) Rights Agreement, dated as of May 29, 1998, between the Registrant and Computershare Investor Services, Inc. (successor to Harris Trust Company of New York), as Rights Agent (incorporated by reference to
            Exhibit 99.1 to the Registrant's Registration on Form 8-A (File No. 001-8022) filed with the SEC on May 29, 1998)

     4.3(b) Amendment No. 1 to the Rights Agreement, dated as of June 27, 2000, between the Registrant and Computershare Investor Services, Inc. (successor to Harris Trust Company of New York), as Rights Agent, (incorporated by reference to Exhibit 3 to the Registrant's Registration on Form 8-A/A (File No. 1-8022) filed with the SEC on June 28, 2000)

     4.4(a) Indenture, dated August 1, 1990, between the Registrant and The
            Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant's Form SE, dated September 7, 1990, filed with the Commission)

     4.4(b) First Supplemental Indenture, dated as of June 15, 1991, between the
            Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant's Form SE, dated May 28, 1992, filed with the Commission)

     4.4(c) Second Supplemental Indenture, dated as of May 6, 1997, between the
            Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant's Registration Statement on Form S-4 (Registration No. 333-28523) filed with the Commission on June 5, 1997)

     4.4(d) Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 12, 1998)

     4.4(e) Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Report on Form 10-Q filed with the Commission on November 7, 2001)

     Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Commission upon request.

    10.1*  CSX Stock Plan for Directors (as amended through May 1, 2001)**

    10.2* Corporate Director Deferred Compensation Plan (as amended through May 1, 2001)**

    10.3 CSX Directors' Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K dated March 4, 1994)**

    10.4 CSX Directors' Matching Gift Plan, as amended (incorporated herein by reference to Exhibit 10.5 to the Registrant's Annual Report on Form 10-K dated March 14, 1997)**

    10.5 Employment and Consulting Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.3 to the Registrant's Report on Form 10-Q dated November 7, 2001)**

    10.6 Restricted Stock Award Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.4 to the Registrant's Report on Form 10-Q dated November 7, 2001)**

    10.7 Stock Option Agreement with J. W. Snow(incorporated herein by reference to Exhibit 10.5 to the Registrant's Report on Form 10-Q dated November 7, 2001)**

    10.8   Agreement with J. W. Snow (incorporated herein by reference to
           Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated March 4, 1994)**

    10.9 Employment Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K dated March, 7, 2000)**

    10.10 Special Employment Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.6 to the Registrant's Report on Form 10-Q dated November 7, 2001)**

    10.11 Restricted Stock Award Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.7 to the Registrant's Report on Form 10-Q dated November 7, 2001)**

    10.12 Special Employment Agreement with M. G. Aron (incorporated herein by reference to Exhibit 10.8 to the Registrant's Report on Form 10-Q dated November 7, 2001)**

    10.13 Form of Agreement with R.J. Grassi (incorporated herein by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 3, 1995)**

    10.14 Form of Amendment to Agreement with R.J. Grassi(incorporated herein by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K dated March 14, 1997)**

    10.15* Supplement to Agreement with R.J. Grassi**

    10.16  Form of Employment Agreement with P. R. Goodwin, M. G. Aron, and M.
           J. Ward (incorporated by reference to Exhibit 10.16 of the Registrant's Report on Form 10-K dated February 28, 2001)**

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

    10.21 1985 Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies, as amended (incorporated herein by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K dated February 18, 1998)**

     10.22* Supplementary Savings Plan and Incentive Award Deferral Plan for
            Eligible Executives of CSX Corporation and Affiliated Companies, as Amended through February 14, 2001**

     10.23* Special Retirement Plan of CSX Corporation and Affiliated
            Companies, as Amended through February 14, 2001**

     10.24* Supplemental Retirement Benefit Plan of CSX Corporation and
            Affiliated Companies, as Amended through February 14, 2001**

     10.25 Senior Executive Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement dated March 17, 2000)**

     10.26* CSX Omnibus Incentive Plan, as Amended through February 14, 2001**

     10.27 1990 Stock Award Plan as Amended and Restated Effective February 14, 1996(as Amended through September 8, 1999)(incorporated by reference to Exhibit 10.24 to the Registrants Annual Report on Form 10-K dated March 7, 2000)**

     10.28  CSX Long Term Incentive Cash Program (incorporated by reference to
            Exhibit 10.28 to the Registrant's Annual Report on Form 10-K dated March 1, 2001)**

     10.29  CSX 2000 Stock Reacquisition Plan (incorporated by reference to
            Exhibit 99 to the Registrant's Registration Statement on Form S-8 (Registration No. 33-48896) filed with the Commission on October 30,
            2000)**

     10.30 Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 4, 1997)

     10.31 Transaction Agreement (incorporated herein by reference to Exhibit 10 to the Registrant's Current Report on Form 8-K filed with the Commission on July 8, 1997)

     10.32 Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

     10.33 Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC. (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

     10.34 Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K dated March 1, 2001)

     10.35 Operating Agreement, dated as of June 1, 1999, by and between New York Central Lines LLC and CSX Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

     10.36 Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

     10.37  Shared Assets Area Operating Agreement for Southern
            Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto

            (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

      10.38 Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

      10.39 Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

      10.40 364-Day Revolving Credit Agreement dated as of June 8, 2001 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 29, 2001)

      10.41 Five-Year Revolving Credit Agreement dated as of June 8, 2001 (incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Commission on October 29, 2001)

      12*   Computation of Ratio of Earnings to Fixed Charges

      13*   Annual Report to Shareholders***

      21*   Subsidiaries of the Registrant

      23.1* Consent of Ernst & Young LLP

      23.2* Consent of Ernst & Young LLP and KPMG LLP, Independent Auditors

      24*   Powers of Attorney

      99.1* Audited Consolidated Financial Statements of Conrail Inc. for the
            Years Ended Dec. 31, 2001, 2000, and 1999

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

                                                CSX CORPORATION
                                               (Registrant)

                                               By: /s/JAMES L. ROSS
                                                  ------------------------------
                                                  James L. Ross

                                                  Vice President and Controller
                                                  (Principal Accounting Officer)
Dated:  March 4, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 28, 2001.

Signature                                   Title
---------                                   -----

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