Form 10-Q
period 2002-03-29
CSX CORP
filed 2002-05-03
CIK 277948

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarter ended March 29, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 29, 2002: 212,362,201 shares.

                                 CSX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2002
                                      INDEX

                                                                                            Page Number
PART I.       FINANCIAL INFORMATION

Item 1:       Financial Statements

              Consolidated Statement of Earnings (Unaudited) -
                Quarters Ended March 29, 2002 and March 30, 2001                                 3

              Consolidated Statement of Cash Flows (Unaudited) -
                Quarters Ended March 29, 2002 and March 30, 2001                                 4

              Consolidated Statement of Financial Position-
                At March 29, 2002 (Unaudited) and December 28, 2001                              5

              Notes to Consolidated Financial Statements (Unaudited)                             6


Item 2:       Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                                           22

Item 3:       Quantitative and Qualitative Disclosures About Market Risk                        31


PART II.      OTHER INFORMATION

Item 6:       Exhibits and Reports on Form 8-K                                                  32

Signature                                                                                       32

                        CSX CORPORATION AND SUBSIDIARIES
                       Consolidated Statement of Earnings
                 (Millions of Dollars, Except Per Share Amounts)

                                                                                   (Unaudited)
                                                                                 Quarters Ended
                                                                             ----------------------
                                                                             March 29,    March 30,
                                                                                2002        2001
                                                                             ---------    ---------
Operating Revenue                                                            $   1,964    $   2,025

Operating Expense                                                                1,752        1,836
                                                                             ---------    ---------

Operating Income                                                                   212          189

Other Income (Expense)                                                               9          (29)
Interest Expense                                                                   114          133
                                                                             ---------    ---------

Earnings before Income Taxes and Cumulative Effect of Accounting Change            107           27
Income Tax Expense                                                                  39            7
                                                                             ---------    ---------

Earnings before Cumulative Effect of Accounting Change                              68           20


Cumulative Effect of Accounting Change - Net of tax                                (43)          --

                                                                             ---------    ---------

Net Earnings                                                                 $      25    $      20
                                                                             =========    =========


Earnings Per Share:
     Before Cumulative Effect of Accounting Change                           $    0.32    $    0.10
     Cumulative Effect of Accounting Change                                      (0.20)          --
                                                                             ---------    ---------
     Including Cumulative Effect of Accounting Change                        $    0.12    $    0.10
                                                                             =========    =========

Earnings Per Share, Assuming Dilution:
     Before Cumulative Effect of Accounting Change                           $    0.32    $    0.10
     Cumulative Effect of Accounting Change                                      (0.20)          --
                                                                             ---------    ---------
     Including Cumulative Effect of Accounting Change                        $    0.12    $    0.10
                                                                             =========    =========

Average Common Shares Outstanding (Thousands)                                  212,053      211,299
                                                                             =========    =========

Average Common Shares Outstanding, Assuming Dilution (Thousands)               213,190      211,897
                                                                             =========    =========

Cash Dividends Paid Per Common Share                                         $    0.10    $    0.30
                                                                             =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                      Consolidated Statement of Cash Flows
                              (Millions of Dollars)

                                                                           (Unaudited)
                                                                         Quarters Ended
                                                                      ----------------------
                                                                      March 29,    March 30,
                                                                         2002        2001
                                                                      ---------    ---------
OPERATING ACTIVITIES
  Net Earnings                                                        $      25    $      20
  Adjustments to Reconcile Net Earnings to Net Cash Provided:
      Cumulative Effect of Accounting Change                                 43           --
      Depreciation                                                          155          157
      Deferred Income Taxes                                                  20            4
      Equity in Conrail Earnings - Net                                       (1)          (5)
      Other Operating Activities                                              6            1
      Changes in Operating Assets and Liabilities:
        Accounts Receivable                                                  34           10
        Other Current Assets                                                (43)         (18)
        Accounts Payable                                                    (26)         (22)
        Other Current Liabilities                                           (53)        (147)
                                                                      ---------    ---------
        Net Cash Provided by Operating Activities                           160           --
                                                                      ---------    ---------

INVESTING ACTIVITIES
  Property Additions                                                       (162)        (183)
  Short-term Investments - Net                                             (158)         (77)
  Other Investing Activities                                                (11)          (5)
                                                                      ---------    ---------
        Net Cash Used by Investing Activities                              (331)        (265)
                                                                      ---------    ---------

FINANCING ACTIVITIES
  Short-term Debt - Net                                                      --         (271)
  Long-term Debt Issued                                                     450          500
  Long-term Debt Repaid                                                    (267)         (48)
  Cash Dividends Paid                                                       (21)         (64)
  Other Financing Activities                                                 12            8
                                                                      ---------    ---------
        Net Cash Provided by Financing Activities                           174          125
                                                                      ---------    ---------
  Net Increase (Decrease) in Cash and Cash Equivalents                        3         (140)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
  Cash and Cash Equivalents at Beginning of Period                          137          261
                                                                      ---------    ---------
  Cash and Cash Equivalents at End of Period                                140          121
  Short-term Investments at End of Period                                   641          500
                                                                      ---------    ---------
  Cash, Cash Equivalents and Short-term
    Investments at End of Period                                      $     781    $     621
                                                                      =========    =========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
                  Consolidated Statement of Financial Position
                              (Millions of Dollars)

                                                           (Unaudited)
                                                            March 29,        December 28,
                                                              2002               2001
                                                          ------------       ------------
ASSETS
  Current Assets
    Cash, Cash Equivalents and Short-Term Investments     $        781       $       618
    Accounts Receivable, Net                                       809               878
    Materials and Supplies                                         223               206
    Deferred Income Taxes                                          131               162
    Other Current Assets                                           232               210
                                                          ------------       -----------

        Total Current Assets                                     2,176             2,074

  Properties                                                    18,261            18,151
  Accumulated Depreciation                                      (5,282)           (5,179)
                                                          ------------       -----------

       Properties-Net                                           12,979            12,972

  Investment in Conrail                                          4,656             4,655
  Affiliates and Other Companies                                   388               382
  Other Long-term Assets                                           643               718
                                                          ------------       -----------

        Total Assets                                      $     20,842       $    20,801
                                                          ============       ===========

LIABILITIES
  Current Liabilities
    Accounts Payable                                      $        912       $       966
    Labor and Fringe Benefits Payable                              396               418
    Casualty, Environmental and Other Reserves                     247               250
    Current Maturities of Long-term Debt                           952             1,044
    Short-term Debt                                                  -               225
    Income and Other Taxes Payable                                 116               101
    Other Current Liabilities                                      238               299
                                                          ------------       -----------

        Total Current Liabilities                                2,861             3,303

  Casualty, Environmental and Other Reserves                       678               690
  Long-term Debt                                                 6,361             5,839
  Deferred Income Taxes                                          3,575             3,621
  Other Long-term Liabilities                                    1,223             1,228
                                                          ------------       -----------

        Total Liabilities                                       14,698            14,681
                                                          ------------       -----------

SHAREHOLDERS' EQUITY
  Common Stock, $1 Par Value                                       214               214
  Other Capital                                                  1,511             1,492
  Retained Earnings                                              4,463             4,459
  Accumulated Other Comprehensive Loss                             (44)              (45)
                                                          ------------       -----------

        Total Shareholders' Equity                               6,144             6,120
                                                          ------------       -----------

        Total Liabilities and Shareholders' Equity        $     20,842       $    20,801
                                                          ============       ===========

See accompanying Notes to Consolidated Financial Statements.

                        CSX CORPORATION AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (Unaudited)
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.  BASIS OF PRESENTATION

         In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries ("CSX" or the "Company") at March 29, 2002 and December 28, 2001, and the results of its operations and cash flows for the three months ended March 29, 2002 and March 30, 2001, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2002 presentation.

         While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest Annual Report and Form 10-K.

         CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended March 29, 2002 and March 30, 2001, and as of December 28, 2001.

         Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2.  EARNINGS PER SHARE

         Earnings per share are based on the weighted average number of common shares outstanding for the fiscal quarters ended March 29, 2002 and March 30, 2001. Earnings per share, assuming dilution, are based on the weighted average number of common shares outstanding adjusted for the effect of potential common shares outstanding during the period, principally arising from employee stock plans. For the fiscal quarters ended March 29, 2002 and March 30, 2001, potential common shares that were dilutive totaled 1.1 million and 0.6 million, respectively.

         Certain potential common shares outstanding at March 29, 2002 and March 30, 2001 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 30.0 million at a weighted-average exercise price of $47.32 per share at March 29, 2002 and 17.0 million with a weighted-average exercise price of $43.76 per share at March 30, 2001.

NOTE 3.  NEW ACCOUNTING PRONOUNCEMENTS

         In 2001, Statement of Financial Accounting Standard No. 142 (SFAS 142), Goodwill and Other Intangible Assets, was issued. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002 and incurred a pre-tax charge of $83 million, after-tax charge of $43 million, 20 cents per share as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the company holds relating to a proposed pipeline to transfer natural gas from Alaska's north slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. The Company does not have any other indefinite lived intangible assets.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background
----------

         CSX and Norfolk Southern Corporation ("Norfolk Southern") completed the acquisition of Conrail Inc. ("Conrail") in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

         The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas ("Shared Asset Areas") for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

Conrail Financial Information
-----------------------------

         Summary financial information for Conrail for its fiscal periods ended March 31, 2002 and 2001, and at December 31, 2001, is as follows:

                                                               Quarters Ended
                                                -----------------------------------
                                                   March 31,              March 31,
                                                     2002                   2001
                                                --------------        -------------
Income Statement Information:
    Revenues                                    $       225           $      233
    Income from Operations                               61                   64
    Net Income                                           36                   45

                                                               As Of
                                                -----------------------------------
                                                   March 31,           December 31,
                                                     2002                 2001
                                                --------------        -------------
Balance Sheet Information:
    Current Assets                              $       325           $      846
    Property and Equipment and Other Assets           7,788                7,236
    Total Assets                                      8,113                8,082
    Current Liabilities                                 449                  408
    Long-Term Debt                                    1,144                1,156
    Total Liabilities                                 3,972                3,977
    Stockholders' Equity                              4,141                4,105

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

NOTE 4.  INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

CSX's Accounting for Its Investment in and Integrated Rail Operations with
--------------------------------------------------------------------------
Conrail
-------

         Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSX and Norfolk Southern. As a result, CSX's rail and intermodal operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Rail operating expenses includes an expense category, "Conrail Operating Fee, Rent and Services," which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

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

         At March 29, 2002, CSX had no amounts receivable from Conrail, while at December 28, 2001, amounts receivable from Conrail totaled $3 million, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under a variable-rate note, maturing on March 28, 2007. At March 29, 2002 and December 28, 2001, Conrail had advanced $275 million and $225 million, respectively, to CSX under this arrangement at interest rates of 2.75% and 2.5%, respectively. CSX also had amounts payable to Conrail of $78 million and $88 million at March 29, 2002 and December 28, 2001, respectively, representing expenses incurred under the operating, equipment, and shared area agreements with Conrail.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 5.  ACCOUNTS RECEIVABLE

         The Company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to financial institutions through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At March 29, 2002, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $200 million through the conduit programs.

         At March 29, 2002 and December 28, 2001, the Company had sold $500 million of accounts receivable; $300 million through the securitization program and $200 million through the conduit programs. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit programs require yield payments based on prevailing commercial paper rates (2.06% at March 29, 2002) plus incremental fees. The Company's retained interest in the receivables in the master trust were approximately $430 million and $466 million at March 29, 2002 and December 28, 2001, respectively, and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $8 million and $12 million for the quarters ended March 29, 2002 and March 30, 2001, respectively.

         The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since fees the Company receives for servicing the receivables approximate the related costs.

         The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable including receivables transferred to the master trust. Allowances for doubtful accounts of $99 million and $100 million have been applied as a reduction of accounts receivable at March 29, 2002, and December 28, 2001, respectively.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.  OPERATING EXPENSE

                                                               Quarters Ended
                                                         ------------------------
                                                          March 29,     March 30,
                                                             2002          2001
                                                         ----------    ----------
        Labor and Fringe Benefits                        $      733    $      756
        Materials, Supplies and Other                           430           424
        Conrail Operating Fee, Rent & Services                   87            83
        Building and Equipment Rent                             148           163
        Inland Transportation                                    86            85
        Depreciation                                            152           155
        Fuel                                                    116           170
                                                         ----------    ----------

            Total                                        $    1,752    $    1,836
                                                         ==========    ==========

NOTE 7.  OTHER INCOME (EXPENSE)

                                                              Quarters Ended
                                                        -------------------------
                                                         March 29,      March 30,
                                                            2002           2001
                                                        ----------     ----------
         Interest Income                                $        7     $       13
         Income (Loss) from Real Estate and Resort
           Operations/(1)/                                      32             (3)
         Net Losses from Accounts Receivable Sold               (8)           (12)
         Minority Interest                                      (8)            (8)
         Equity Losses in Other Affiliates/(2)/                 (6)           (16)
         Miscellaneous                                          (8)            (3)
                                                        ----------     ----------

             Total                                      $        9     $      (29)
                                                        ==========     ==========

/(1)/ Gross revenue from real estate and resort operations was $63 million and $25 million for the quarters ended March 29, 2002 and March 30, 2001, respectively. A $36 million pre-tax gain from a property sale had a favorable impact on other income in 2002.

/(2)/ Included in equity losses in other affiliates was the $14 million write-off of an investment in a non-rail affiliate, during the quarter ended March 30, 2001.

NOTE 8.  DEBT AND CREDIT AGREEMENTS

              During the quarter ended March 29, 2002, the Company issued $400 million aggregate principal amount of 6.30% notes due 2012. Proceeds of the notes will be used to refinance other debt coming due in the second quarter of 2002.

              During the quarter ended March 29, 2002, the Company exchanged $225 million of notes payable to Conrail for a new long-term note. Additionally, the note payable was increased by $50 million, for a total of $275 million. The note matures on March 28, 2007, and has been appropriately classified as long-term debt. (See Note 4)

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS

         On March 20, 2002, CSX entered into an interest rate swap agreement on its $150 million, 8.30% notes due May 1, 2032, in addition to its already outstanding interest rate swap agreements on its $300 million, 7.25% notes due May 1, 2004, $150 million, 5.85% notes due December 1, 2003, $50 million, 6.46% notes due June 22, 2005, $300 million, 9% notes due August 15, 2006 and $450 million, 7.45% notes due May 1, 2007. These agreements were entered for interest rate risk exposure management purposes and mature at the time the related notes are due. Under these agreements, the Company will pay variable interest based on LIBOR in exchange for fixed rate payments (on March 29, 2002 the variable and fixed rate weighted averages were 5.07% and 7.62%, respectively), effectively transforming the notes to floating rate obligations. Accordingly, the instruments qualify, and are designated, as fair value hedges.

         For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities" ("SFAS 133"), is recognized immediately in earnings. The Company's interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the period. Long-term debt has been decreased $27 million and $26 million for the fair market value of the interest rate swap agreements at March 29, 2002 and December 28, 2001, respectively.

         The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other liabilities or assets. Cash flows related to interest rate swap agreements are classified as "Operating activities" in the Consolidated Statements of Cash Flows. For the three months ended March 29, 2001, the Company reduced interest expense by approximately $7.3 million as a result of the interest rate swap agreements that were in place during that period. There were no interest rate swaps in place during the quarter ended March 31, 2001.

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


NOTE 10.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments
--------------------

       The Company has entered into fuel purchase agreements for approximately 50% of its fuel requirements over the next nine months. These agreements amount to approximately 220 million gallons in commitments at a weighted average of 77 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price. These contracts cannot be net settled.

       The Company also has a commitment under a long-term maintenance program for approximately 40% of CSXT's fleet of locomotives. The agreement expires in 2024 and totals $2.7 billion.

Contingencies
-------------

Self-Insurance

       Although the Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis. A portion of the insurance coverage, $25 million limit above $100 million per occurrence from rail and certain other operations, is provided by a company partially owned by CSX.

Environmental

       CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 92 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute ("Superfund") or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

       CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 220 sites, including the sites addressed under Superfund or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT's best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

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

       Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 29, 2002 and December 28, 2001 were $34 million and $32 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT's estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the Company's obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 29, 2002 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

STB Proceeding

       In December 2001 Duke Energy Corporation ("Duke") filed a complaint before the U.S. Surface Transportation Board alleging that certain CSXT common carrier coal rates are unreasonably high. A similar complaint was filed by Duke against Norfolk Southern. The outcome of the ongoing proceeding against CSXT is uncertain and would only apply to billings subsequent to December 2001. CSXT is pursuing an aggressive legal strategy in its defense against this complaint. An unfavorable outcome to this complaint would not have a material effect on the Company.

Sale of International Container-Shipping Assets

       In December 1999, CSX sold certain assets comprising Sea-Land's international liner business to A. P. Moller-Maersk Line (Maersk). Maersk acquired vessels, containers, certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing working capital adjustment and this amount is currently in dispute. This matter, together with other issues relating to the contractual obligations of the Company, has been submitted to arbitration.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.  COMMITMENTS AND CONTINGENCIES, Continued

       In addition to the disputes relating to the sale of the international container shipping assets, CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk Sea-Land and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX will hold them responsible for any damages that may result from this dispute. A final ruling on ECT's claim, which has advanced to formal binding arbitration in Rotterdam, is not expected before late summer of 2002. Management believes that valid defenses to this claim exist.

       Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land's International Liner business and the financial results in future reporting periods.


New Orleans Tank Car Fire

       In September 1997 a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 tank car fire. In October 1997 the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. Six of the nine defendants settled with the plaintiffs' representatives in 1999. On November 5, 1999, the trial court granted CSXT's motion for judgment notwithstanding the verdict, and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million.

       A judgment reflecting the $850 million punitive award has been entered against CSXT. In June 2001 the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT then filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award.

       In November 2001 CSXT announced that it had reached a proposed settlement of the litigation, subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, to resolve all claims arising out of the 1987 fire and evacuation (whether or not included in the present class-action lawsuit). CSXT incurred a charge of $60 million before tax, $37 million after tax, 17 cents per share in the fourth quarter of 2001 to account for the expense of the settlement, net of insurance recoveries.

       In April 2002 the trial court held a fairness hearing respecting the proposed CSXT settlement. The same day, the trial court issued an order that, among other things, (1) gave final approval to the settlement; (2) provided that any and all liability of CSXT pursuant to any of the judgments previously entered in the litigation was satisfied; and (3) determined that upon the "final settlement date" as defined in the preliminary settlement agreement between CSXT and the plaintiffs' representatives, the case will be finally dismissed against CSXT. The "final settlement date" is defined as the date by which the April 2002 order becomes final and non-appealable (calculated as June 10, 2002, if no appeals from the order are taken) or all appeals from the order are finally resolved, and the date by which certain other events must occur as provided in the preliminary settlement agreement.

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10. COMMITMENTS AND CONTINGENCIES, Continued

Other Legal Proceedings

       A number of other legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on CSX's consolidated financial position, results of operations or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

NOTE 11. BUSINESS SEGMENTS

       The Company operates in four business segments: Rail, Intermodal, Domestic Container Shipping, and International Terminals. The Rail segment provides rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The Intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The Domestic Container Shipping segment consists of a fleet of 16 ocean vessels and 22,000 containers serving the trade between ports on the United States mainland and Alaska, Guam, Hawaii and Puerto Rico. The International Terminals segment operates container freight terminal facilities in Hong Kong, China, Australia, Europe, Russia and Latin America. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the Rail and Intermodal segments are viewed on a combined basis as Surface Transportation operations and the Domestic Container Shipping and International Terminals segments are viewed on a combined basis as Marine Services operations.

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

       Business segment information for the quarters ended March 29, 2002 and March 30, 2001 is as follows: Quarter ended March 29, 2002:
                              -----------------------------

                                                                                    Marine Services
                                                                          -----------------------------------
                                          Surface Transportation           Domestic
                                     ---------------------------------     Container   International
                                        Rail     Intermodal     Total      Shipping     Terminals   Total          Total
                                     ------------------------------------------------------------------------------------
Revenues from external customers      $ 1,486         $257     $ 1,743        $161         $ 60     $  221        $ 1,964

Intersegment revenues                       -            5           5           -            1          1              6

Segment operating income                  177           17         194           1           11         12            206

Assets                                 12,734          437      13,171         482          895      1,377         14,548

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.  BUSINESS SEGMENTS, Continued

Quarter ended March 30, 2001:
----------------------------

                                                                                   Marine Services
                                                                          --------------------------------
                                           Surface Transportation         Domestic
                                     ---------------------------------
                                                                          Container   International
                                        Rail     Intermodal     Total     Shipping     Terminals       Total    Total
                                     ---------------------------------------------------------------------------------
Revenues from external customers      $ 1,532         $265     $ 1,797        $161         $ 67       $  228   $ 2,025
Intersegment revenues                       -            5           5           -            1            1         6
Segment operating income                  166           16         182          (3)          12            9       191
Assets                                 12,911          418      13,329         299          795        1,094    14,423

         A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

                                                      March 29,      March 30,
                                                        2002           2001
                                                     -----------    -----------
Revenues:
--------
Total external revenues for business segments        $     1,964    $     2,025
Intersegment revenues for business segments                    6              6
Elimination of intersegment revenues                          (6)            (6)
                                                     -----------    -----------

     Total consolidated revenues                     $     1,964    $     2,025
                                                     ===========    ===========

Operating Income:
----------------
Total operating income for business segments         $       206    $       191
Reclassification of minority interest expense for
  International Terminals segment                              8              8
Unallocated corporate expenses                                (2)           (10)
                                                     -----------    -----------

     Total consolidated operating income             $       212    $       189
                                                     ===========    ===========

Assets:
------
Assets for Business Segments                         $    14,548    $    14,423
Investment in Conrail                                      4,656          4,673
Elimination of intercompany receivables                     (231)           180
Non-segment assets                                         1,869          1,162
                                                     -----------    -----------

    Total consolidated assets                        $    20,842    $    20,438
                                                     ===========    ===========

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, except Per Share Amounts)

NOTE 12. SUMMARIZED CONSOLIDATING FINANCIAL DATA- CSX LINES

During 1987, CSX Lines entered into agreements to sell and lease back by charter three new U.S. -built, U.S. -flag, D-7 class container ships. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission ("SEC"). The March 29, 2002, March 30, 2001, and December 28, 2001, consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and guarantors are as follows (amounts in millions):

                                                                                  Consolidating Statements of Financial Position
                                                                                                March 29, 2002
                                                               CSX Corporate    CSX Lines     Other       Eliminations  Consolidated
                                                              ---------------   ---------    ---------    ------------  ------------
ASSETS
Current Assets

     Cash, Cash Equivalents and Short-term Investments          $     578      $    39       $     164      $     --      $    781
     Accounts Receivable  - Net                                        53           40             970          (254)          809
     Materials and Supplies                                            --           15             208            --           223
     Deferred Income Taxes                                             --           --             131            --           131
     Other Current Assets                                               4           33             330          (135)          232
                                                                ---------      -------       ---------      --------      --------
         Total Current Assets                                         635          127           1,803          (389)        2,176

Properties                                                             29          405          17,827            --        18,261
Accumulated Depreciation                                              (27)        (269)         (4,986)           --        (5,282)
                                                                ---------      -------       ---------      --------      --------
         Properties, net                                                2          136          12,841            --        12,979

Investment in Conrail                                                 350           --           4,306            --         4,656
Affiliates and Other Companies                                          2           84             334           (32)          388
Investment in Consolidated Subsidiaries                            12,625           --             396       (13,021)           --
Other Long-term assets                                                834          135             239          (565)          643
                                                                ---------      -------       ---------      --------      --------
         Total Assets                                           $  14,448      $   482       $  19,919      $(14,007)     $ 20,842
                                                                =========      =======       =========      ========      ========

LIABILITIES
Current Liabilities
     Accounts Payable                                           $     117      $    64       $     918      $   (187)     $    912
     Labor and Fringe Benefits Payable                                 21           13             362            --           396
     Payable to Affiliates                                             --           --             135          (135)           --
     Casualty, Environmental and Other Reserves                         1            3             243            --           247
     Current Maturities of Long-term Debt                             750           21             181            --           952
     Short-term Debt                                                   --           --              --            --            --
     Income and Other Taxes Payable                                 1,337           27          (1,248)           --           116
     Other Current Liabilities                                         36           18             251           (67)          238
                                                                ---------      -------       ---------      --------      --------
         Total Current Liabilities                                  2,262          146             842          (389)        2,861

Casualty, Environmental and Other reserves                              3            4             671            --           678
Long-term Debt                                                      5,254          132             975            --         6,361
Deferred Income Taxes                                                  --           70           3,505            --         3,575
Long-term Payable to Affiliates                                       396           --             170          (566)           --
Other Long-term Liabilities                                           358           48             847           (30)        1,223
                                                                ---------      -------       ---------      --------      --------
         Total Liabilities                                          8,273          400           7,010          (985)       14,698
                                                                ---------      -------       ---------      --------      --------

SHAREHOLDER'S EQUITY
     Preferred Stock                                                   --           --             396          (396)           --
     Common Stock                                                     214           --             209          (209)          214
     Other Capital                                                  1,511           69           8,231        (8,300)        1,511
     Retained Earnings                                              4,463           13           4,104        (4,117)        4,463
     Accumulated Other Comprehensive Loss                             (13)          --             (31)           --           (44)
                                                                ---------      -------       ---------      --------      --------
                   Total Shareholders' Equity                       6,175           82          12,909       (13,022)        6,144
                                                                ---------      -------       ---------      --------      --------
Total Liabilities and Shareholders' Equity                      $  14,448      $   482       $  19,919      $(14,007)     $ 20,842
                                                                =========      =======       =========      ========      ========

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts


NOTE 12. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                        Consolidating Statement of Financial Position
                                                                                      December 28, 2001
                                                           CSX Corporate     CSX Lines      Other     Eliminations   Consolidated
                                                          ---------------   -----------    -------   -------------- ---------------
ASSETS
Current Assets
     Cash, Cash Equivalents and Short-term Investments       $    225        $     55      $    339     $     (1)       $    618
     Accounts Receivable - Net                                     58               8         1,036         (224)            878
     Materials and Supplies                                         -              14           192            -             206
     Deferred Income Taxes                                          -               -           162            -             162
     Other Current Assets                                           4              36           295         (125)            210
                                                             --------        --------      --------     --------        --------
          Total Current Assets                                    287             113         2,024         (350)          2,074

Properties                                                         29             453        17,669            -          18,151
Accumulated Depreciation                                          (27)           (286)       (4,866)           -          (5,179)
                                                             --------        --------      --------     --------        --------
          Properties, net                                           2             167        12,803            -          12,972

Investment in Conrail                                             353               -         4,302            -           4,655
Affiliates and Other Companies                                      2              85           326          (31)            382
Investment in Consolidated Subsidiaries                        12,641               -           396      (13,037)              -
Other Long-term assets                                            825             137           344         (588)            718
                                                             --------        --------      --------     --------        --------
          Total Assets                                       $ 14,110        $    502      $ 20,195     $(14,006)       $ 20,801
                                                             ========        ========      ========     ========        ========

LIABILITIES
Current Liabilities
     Accounts Payable                                        $     86        $     81      $    965     $   (166)       $    966
     Labor and Fringe Benefits Payable                             17              13           388            -             418
     Payable to Affilitates                                         -               2           123         (125)              -
     Casuality, Environmental and Other Reserves                    1               3           246            -             250
     Current Maturities of Long-term Debt                         850              21           173            -           1,044
     Short-term Debt                                              225               -             -            -             225
     Income and Other Taxes Payable                             1,296              25        (1,220)           -             101
     Other Current Liabilities                                     38              20           300          (59)            299
                                                             --------        --------      --------     --------        --------
          Total Current Liabilities                             2,513             165           975         (350)          3,303

     Casuality, Environmental and Other Reserves                    4               4           682            -             690
     Long-term Debt                                             4,680             132         1,027            -           5,839
     Deferred Income Taxes                                          -              83         3,538            -           3,621
     Long-term Payable to Affiliates                              396               -           192         (588)              -
     Other Long-term Liabilities                                  365              48           845          (30)          1,228
                                                             --------        --------      --------     --------        --------
          Total Liabilities                                     7,958             432         7,259         (968)         14,681
                                                             --------        --------      --------     --------        --------

SHAREHOLDER'S EQUITY
     Preferred Stock                                                -               -           396         (396)              -
     Common Stock                                                 214               -           209         (209)            214
     Other Capital                                              1,492              57         8,243       (8,300)          1,492
     Retained Earnings                                          4,459              13         4,120       (4,133)          4,459
     Accumulated Other Comprehensive Loss                         (13)              -           (32)           -             (45)
                                                             --------        --------      --------     --------        --------
           Total Shareholder's Equity                           6,152              70        12,936      (13,038)          6,120
                                                             --------        --------      --------     --------        --------
           Total Liabilities and Shareholder's Equity        $ 14,110        $    502      $ 20,195     $(14,006)       $ 20,801
                                                             ========        ========      ========     ========        ========

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts)


NOTE 12. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                                  Consolidating Statement of Earnings
                                                                                      Quarter ended March 29, 2002

                                                                           CSX
                                                                        Corporate  CSX Lines    Other   Eliminations   Consolidated
                                                                        ---------  ---------    -----   ------------   ------------
Operating Revenue                                                       $       -  $     161   $ 1,916  $       (113)  $      1,964
Operating Expense                                                             (67)       160     1,769          (110)         1,752
                                                                        ---------  ---------   -------  ------------   ------------
Operating Income (Loss)                                                        67          1       147            (3)           212

Other Income (Expense)                                                         48          2        24           (65)             9
Interest Expense                                                              100          2        27           (15)           114
                                                                        ---------  ---------   -------  ------------   ------------

Earnings before Income Taxes and Cumulative Effect of Accounting Change        15          1       144           (53)           107
Income Tax Expense (Benefit)                                                   (1)         1        39             -             39
                                                                        ---------  ---------   -------  ------------   ------------

Earnings Before Cumulative Effect of Accounting Change                         16          -       105           (53)            68
Cumulative Effect of Accounting Change                                          -          -       (43)            -            (43)
                                                                        ---------  ---------   -------  ------------   ------------

                                                                        ---------  ---------   -------  ------------   ------------
Net Earnings                                                            $      16  $       -   $    62  $        (53)  $         25
                                                                        =========  =========   =======  ============   ============

                                                                                  Consolidating Statement of Earnings
                                                                                      Quarter ended March 31, 2001

                                                                           CSX
                                                                        Corporate  CSX Lines    Other   Eliminations   Consolidated
                                                                        ---------  ---------    -----   ------------   ------------
Operating Revenue                                                       $       -  $     161   $ 1,974  $       (110)  $      2,025
Operating Expense                                                             (46)       164     1,827          (109)         1,836
                                                                        ---------  ---------   -------  ------------   ------------
Operating Income (Loss)                                                        46         (3)      147            (1)           189

Other Income (Expense)                                                         78          2        12          (121)           (29)
Interest Expense                                                              134          4        38           (43)           133
                                                                        ---------  ---------   -------  ------------   ------------

Earnings before Income Taxes                                                  (10)        (5)      121           (79)            27
Income Tax Expense (Benefit)                                                   (1)        (2)       10             -              7

                                                                        ---------  ---------   -------  ------------   ------------
Net Earnings (Loss)                                                     $      (9) $      (3)  $   111  $        (79)  $         20
                                                                        =========  =========   =======  ============   ============

                        CSX CORPORATION AND SUBSIDIARIES
       Notes to Consolidated Financial Statements (Unaudited), Continued
         (All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.  SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                            Consolidating Statement of Cash Flows
                                                                               Three Months Ended March 29, 2002
                                                                  CSX        CSX
                                                               Corporate    Lines       Other      Eliminations     Consolidated
                                                               ---------    -----       -----      ------------     ------------
Operating Activities
     Net Cash Provided (Used) by Operating Activities          $     103    $  (9)     $   127     $        (61)    $        160
                                                               ---------    -----      -------     ------------     ------------

Investing Activities
Property Additions                                                     -       (6)        (156)               -             (162)
Short-term Investments-net                                          (288)      (3)         133                -             (158)
Other Investing Activities                                             3       (1)          (1)             (12)             (11)
                                                               ---------    -----      -------     ------------     ------------
     Net Cash Used by Investing Activities                          (285)     (10)         (24)             (12)            (331)
                                                               ---------    -----      -------     ------------     ------------

Financing Activities
Short-term Debt-Net                                                    -        -            -                -                -
Long-term Debt Issued                                                450        -            -                -              450
Long-term Debt Repaid                                               (200)       -          (67)               -             (267)
Cash Dividends Paid                                                  (22)       -          (52)              53              (21)
Other Financing Activities                                            20        -          (28)              20               12
                                                               ---------    -----      -------     ------------     ------------
     Net Cash Provided (Used) by Financing Activities                248        -         (147)              73              174

Net Increase (Decrease) in Cash and Cash Equivalents                  66      (19)         (44)               -                3

Cash and Cash Equivalents at Beginning of Period                     156       52          (71)               -              137
                                                               ---------    -----      -------     ------------     ------------
Cash and Cash Equivalents at End of Period                     $     222    $  33      $  (115)    $          -     $        140
                                                               =========    =====      =======     ============     ============

                        CSX CORPORATION AND SUBSIDIARIES
        Notes to Consolidated Financial Statements (Unaudited), Continued
          (All Tables in Millions of Dollars, Except Per Share Amounts

NOTE 12. SUMMARIZED CONSOLIDATING FINANCIAL DATA - CSX LINES, Continued

                                                                           Consolidating Statement of Cash Flows
                                                                             Three Months Ended March 31, 2001
                                                                CSX         CSX
                                                             Corporate     Lines        Other       Eliminations     Consolidated
                                                            -----------    -------      -------     --------------   --------------
Operating Activities
     Net Cash Provided (Used) by Operating Activities       $       (78)   $     -      $   142     $          (64)  $            -
                                                            -----------    -------      -------     --------------   --------------

Investing Activities
Property Additions                                                    -          1         (184)                 -             (183)
Short-term Investments-net                                          (76)         -           (1)                 -              (77)
Other Investing Activities                                            8          -          (71)                58               (5)
                                                            -----------    -------      -------     --------------   --------------
     Net Cash Provided (Used) by Investing Activities               (68)         1         (256)                58             (265)
                                                            -----------    -------      -------     --------------   --------------

Financing Activities
Short-term Debt-Net                                                (271)         -            -                  -             (271)
Long-term Debt Issued                                               500          -            -                  -              500
Long-term Debt Repaid                                                 -          -          (48)                 -              (48)
Cash Dividends Paid                                                 (66)         -          (54)                56              (64)
Other Financing Activities                                          (12)         -           70                (50)               8
                                                            -----------    -------      -------     --------------   --------------
     Net Cash Provided (Used) by Financing Activities               151          -          (32)                 6              125

Net Increase (Decrease) in Cash and Cash Equivalents                  5          1         (146)                 -             (140)

Cash and Cash Equivalents at Beginning of Period                     47        (94)         308                  -              261
                                                            -----------    -------      -------     --------------   --------------
Cash and Cash Equivalents at End of Period                  $        52    $   (93)     $   162     $            -   $          121
                                                            ===========    =======      =======     ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

         CSX follows a 52/53-week fiscal calendar. Fiscal years 2002 and 2001 consist of 52 weeks. The quarters ended March 29, 2002 and March 30, 2001 consisted of 13 weeks.

Consolidated Results
--------------------

First Quarter 2002 Compared with 2001
-------------------------------------

         CSX reported net earnings for the quarter ended March 29, 2002 of $25 million, 12 cents per share, compared with $20 million, 10 cents per share in the quarter ended March 30, 2001. Current period results include a cumulative effect of accounting change relating to the adoption of Statement of Financial Accounting Standard No. 142 (SFAS 142), "Goodwill and Other Intangible Assets." Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002 and incurred a pre-tax charge of $83 million, after-tax charge of $43 million, 20 cents per share as a cumulative effect of an accounting change relating to indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska's north slope to the port in Valdez, Alaska. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. The Company does not have any other indefinite lived intangible assets.

         Before the cumulative effect of accounting change in the current period, earnings were $68 million, 32 cents per share. The increase in earnings over the prior year period is a result of increases in operating income and other income, and a decrease in interest expense. Operating income increased 12% from $189 million in the first quarter of 2001 to $212 in the first quarter of 2002 as a result of a decline in the Surface Transportation operating ratio. Operating revenue decreased 3% to $1.96 billion in the first quarter of 2002 from $2.03 billion in the prior year period. However, operating expenses decreased 5% to $1.75 billion in the current period, from $1.84 billion in the prior year. Interest expense benefited from favorable interest rates and a $36 million pre-tax gain from a property sale had a favorable impact on other income.

Surface Transportation Results
------------------------------

Rail

         CSX Transportation ("CSXT") earned $177 million in operating income for the quarter ended March 29, 2002, up $11 million, or 7 percent, from the $166 million reported in the first quarter of 2001. Operating revenue decreased to $1.49 billion in the current period from $1.53 in the prior year. Volumes in the first quarter were down 6 percent year-over-year while revenue was down only 3 percent due to the continued success of CSXT's yield improvement program. Only volumes for the automotive sector increased year-over-year. Volume decreases were offset by revenue increases in the food and consumer products and coke markets, reflecting various pricing initiatives. Further offsetting volume decreases were increased automotive revenue, resulting from the increase in volume as well as price increases.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

         The operating ratio decreased to 88.1% for the quarter ended March 29, 2002 from 89.2% for the quarter ended March 30, 2001. Operating expenses decreased from $1.37 billion for the quarter ended March 30, 2001 to $1.31 billion for the quarter ended March 29, 2002. The $57 million decrease resulted primarily from decreases in labor and fringe benefits and fuel, offset by increases in materials, supplies and other, and Conrail operations. Labor and fringe expense decreased $20 million primarily resulting from headcount reductions of approximately 2,600 from prior year quarter as part of a continued effort by management to eliminate inefficiencies. This was somewhat offset by inflation and health and welfare charges. Operating expenses were further reduced as compared to the prior year due to a $50 million decrease in fuel expenses, of which approximately $40 million is the result of a favorable year-to-year price variance. The remaining decrease is primarily attributed to the corresponding decrease in carload volumes.

         These operating expense decreases were partially offset by increases in materials, supplies, and other, and Conrail operations. The increase in materials, supplies and other is due partially to higher expenses related to casualty losses and property taxes. The unfavorable variance in Conrail's 2002 first quarter operating results was a consequence of a favorable state tax settlement which enhanced Conrail's 2001 first quarter results.

         General merchandise volumes were down 4 percent for the quarter. While phosphate and fertilizer and food and consumer products volumes were flat for the quarter, all other markets were down year-over-year. Agricultural products were down 8 percent due to a decline in export grain shipments. All other merchandise markets were down 4 to 5 percent. With the exception of minerals and phosphates and fertilizers, all other merchandise commodity groups showed improved revenue yield as CSXT's pricing program continued to show significant vibrancy.

         Automotive volumes were up 2 percent versus last year, reflecting a 3 percent increase in North American auto production and continuing aggressive dealer incentive programs. Actual vehicle sales were in line with production, so dealer inventory levels continue to be at or close to normal.

         Coal, Coke & Iron Ore volumes in the first quarter were 11 percent below last year, due to generally mild weather conditions and the lack of the inventory build-up that was occurring during the first quarter of 2001. Yield improvements helped offset some of the volume shortfall.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Rail, Continued

         The following table provides rail carload and revenue data by service group and commodity for the quarters ended March 29, 2002 and March 30, 2001:

                                                            Carloads                          Revenue
                                                           (Thousands)                 (Millions of Dollars)
                                                  -----------------------------     -----------------------------
                                                    March 29,        March 30,          March 29,       March 30,
                                                      2002            2001                2002           2001
                                                  -------------  --------------     -------------  --------------
           Merchandise
                Phosphates and Fertilizer                119            119         $       89      $      89
                Metals                                    77             81                 97             99
                Food and Consumer Products                39             39                 53             52
                Paper and Forest Products                116            122                156            160
                Agricultural Products                     92            100                127            134
                Chemicals                                125            130                224            232
                Minerals                                  22             23                 34             36
                Emerging Markets                          93             97                 88             88
                                                  -------------  --------------     -------------  --------------
                Total Merchandise                        683            711                868            890

           Automotive                                    129            127                200            194

           Coal, Coke & Iron Ore
                Coal                                     393            439                381            416
                Coke                                       8             10                 13             11
                Iron Ore                                   4              5                  3              3
                                                  -------------  --------------     -------------  --------------
                Total Coal, Coke & Iron Ore              405            454                397            430

                 Other                                     -              -                 21             18
                                                  -------------  --------------     -------------  --------------

           Total Rail                                  1,217          1,292              1,486          1,532
                                                  -------------  --------------     -------------  --------------
           Intermodal
                Domestic                                 220            202                152            143
                International                            261            279                110            123
                Other                                      -              -                  -              4
                                                  -------------    ------------     -------------  --------------
           Total Intermodal                              481            481                262            270
                                                  -------------    ------------     -------------  --------------
           Total Surface Transportation                1,698          1,773         $    1,748      $   1,802
                                                  =============    ============     =============  ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued
-----------------------------------------

Intermodal
         CSX Intermodal reported first quarter 2002 operating income of $17 million, compared with $16 million in 2001. Revenue was $262 million for the quarter ended March 29, 2002, compared to $270 million for the quarter ended March 30, 2001. The revenue decline is attributable to decreased volume in international markets, partially offset by increases in the domestic market. Domestic shipments recorded a 9 percent increase, driven by strong domestic container traffic and diversion of Mexican auto parts traffic from the highway. The international container business reflected worldwide economic conditions, with volumes declining 6 percent. The loss of three customers had a negative impact on revenue. Operating expense decreased to $245 million for the quarter ended March 29, 2002 from $254 for the quarter ended March 30, 2001. Improvements in the operating ratio of 93.5% in 2002, compared to 94.1% in 2001 are attributable to continued cost reduction initiatives.

Marine Services Results
-----------------------

Domestic Container Shipping
         CSX Lines reported operating income of $1 million for the quarter ended March 29, 2002, compared to a loss of $3 million for the quarter ended March 30, 2001. Revenue remained flat between years at $161 million. Market share gains in Hawaii/Guam and Puerto Rico were offset by overall market declines from the impact of the September 11th tragedy on the tourism-reliant Hawaii/Guam trade. Operating expenses decreased from $164 million in the first quarter of 2001 to $160 million for the first quarter of 2002, primarily related to reduced fuel costs as well as various cost reduction initiatives implemented in the second half of 2001.

International Terminals
         CSX World Terminals' operating income was $11 million for the quarter ended March 29, 2002, compared with $12 million for the quarter ended March 30, 2001. Revenue declined to $61 million in the first quarter of 2002 from $68 in the prior year due to weakness in the Latin America sector and the slow recovery in the Hong Kong economy. The revenue decrease was partially offset by a decrease in the operating expenses to $50 million in 2002 from $56 million in 2001. This improvement is attributed to cost cutting and productivity gains. The operating ratio decrease from 82.4% in the first quarter of 2001 to 82.0% in the first quarter of 2002 is also a result of continued cost cutting and productivity gains.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

         Cash, cash equivalents and short-term investments totaled $781 million at March 29, 2002, an increase of $163 million since December 28, 2001.

         Primary sources of cash and cash equivalents during the three months ended March 29, 2002 were the normal transportation operations and the issuance of $450 million of long-term debt. Primary uses of cash and cash equivalents were property additions, repayments of long-term debt, and the payment of dividends. The quarterly dividend for the current period was 10 cents per share, compared to 30 cents per share in the prior year.

         CSX's working capital deficit at March 29, 2002 was $685 million, down from $1.2 billion at December 28, 2001. This decrease is partially attributable to $225 million in notes due to Conrail being reclassified from short-term to long-term due to the renegotiation of the notes to a long-term basis. At March 29, 2002, CSX had $450 million of debentures that will be maturing in May 2002. CSX has the intent and ability to retire the entire amount at that time.

         A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings. CSX also has $1.1 billion of remaining capacity under a shelf registration that may be used to issue debt or other securities at the Company's discretion.

         During the quarter ended March 29, 2002, the Company issued $400 million aggregate principal amount of 6.30% notes due 2012. Proceeds of the notes will be used to refinance other debt that comes due in the second quarter of 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FINANCIAL DATA

                                                    (Millions of Dollars)
                                                  -------------------------
                                                  March 29,    December 28,
                                                     2002          2001
                                                  ---------    ------------
             Cash, Cash Equivalents and
               Short-Term Investments             $     781    $      618
             Working Capital (Deficit)            $    (685)   $   (1,229)

             Current Ratio                              0.8           0.6
             Debt Ratio                                  52 %          51 %
             Ratio of Earnings to Fixed Charges         1.8 x         1.7 x


OUTLOOK

         During the remainder of 2002, CSX expects that financial performance should improve significantly when the industrial sector recovers from the current economic slowdown. CSX believes that its Surface Transportation units are ready to capitalize and benefit significantly from an economic recovery through the inherent operating leverage that these units possess. Even if an economic recovery does not materialize until 2003, CSX still anticipates that the Surface Transportation units will post quarterly year-over-year improvements in earnings throughout the remainder of the year.

         The Marine Services units continue to contribute operating income to CSX and the expectation is that these units will experience earnings greater than in 2001 should the economic recovery occur as expected in the second half of 2002. CSX Lines has successfully cut costs and continues to have quarter over quarter improvements in earnings. CSX World Terminals continues to successfully manage costs through a slowdown in international containerized volume and expects to keep operating income at a level consistent with prior year.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background
----------

         CSX and Norfolk Southern Corporation (Norfolk Southern) completed the acquisition of Conrail Inc. (Conrail) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

         The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas ("Shared Asset Areas") for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, CONTINUED

Accounting and Financial Reporting Effects
------------------------------------------

         Upon integration, substantially all of Conrail's customer freight contracts were assumed by CSX and Norfolk Southern. As a result, CSX's rail and intermodal operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Rail operating expenses includes an expense category, "Conrail Operating Fee, Rent and Services," which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the Shared Asset Areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX's proportionate share of Conrail's net income or loss recognized under the equity method of accounting.

Conrail's Results of Operations
-------------------------------

         Conrail reported net income of $36 million for the first quarter of 2002, compared to net income of $45 million for the same period last year. The decline reflects a decrease in revenue and a favorable state tax settlement during the first quarter of 2001.

         Conrail's first-quarter operating revenues were $225 million, compared to $233 in the same prior-year period. The decrease is attributed to lower operating fees, largely a result of reduced operating costs in the Shared Assets Areas and lower revenues at Conrail's Indiana Harbor Belt subsidiary.

         Conrail reported operating expenses of $164 million for the first quarter of 2002, down from $169 million in the prior year period. The decrease is a result of the reduction in expenses associated with the revenue decline.

         Conrail's working capital deficit was $124 million at March 31, 2002, compared with working capital of $438 million at December 31, 2001. The change is largely the result of the exchange of the demand notes receivable from NS and CSX for new longer-term notes. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

OTHER MATTERS

Sale of International Container-Shipping Assets

       In December 1999, CSX sold certain assets comprising Sea-Land's international liner business to A. P. Moller-Maersk Line (Maersk). Maersk acquired vessels, containers, certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing working capital adjustment and this amount is currently in dispute. This matter, together with other issues relating to the contractual obligations of the Company, has been submitted to arbitration.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED


OTHER MATTERS, CONTINUED

Sale of International Container-Shipping Assets, Continued

       In addition to the disputes relating to the sale of the international container shipping assets, CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal previously operated by Sea-Land prior to its sale to Maersk. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk Sea-Land and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX will hold them responsible for any damages that may result from this dispute. A final ruling on ECT's claim, which has advanced to formal binding arbitration in Rotterdam, is not expected before late summer of 2002. Management believes that valid defenses to this claim exist.

       Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land's International Liner business and the financial results in future reporting periods.


New Orleans Tank Car Fire Litigation
------------------------------------

       In September 1997 a state court jury in New Orleans, Louisiana returned a $2.5 billion punitive damages award against CSXT. The award was made in a class-action lawsuit against a group of nine companies based on personal injuries alleged to have arisen from a 1987 tank car fire. In October 1997 the Louisiana Supreme Court set aside the punitive damages judgment, ruling the judgment should not have been entered until all liability issues were resolved. Six of the nine defendants settled with the plaintiffs' representatives in 1999. On November 5, 1999, the trial court granted CSXT's motion for judgment notwithstanding the verdict, and effectively reduced the amount of the punitive damages verdict from $2.5 billion to $850 million.

       A judgment reflecting the $850 million punitive award has been entered against CSXT. In June 2001 the Louisiana Court of Appeal for the Fourth Circuit affirmed the judgment of the trial court, which reduced the punitive damages verdict from $2.5 billion to $850 million. CSXT then filed with the Louisiana Supreme Court an application that the court take jurisdiction over and reverse the 1997 punitive damages award.

       In November 2001 CSXT announced that it had reached a proposed settlement of the litigation, subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, to resolve all claims arising out of the 1987 fire and evacuation (whether or not included in the present class-action lawsuit). CSXT incurred a charge of $60 million before tax, $37 million after tax, 17 cents per share in the fourth quarter of 2001 to account for the expense of the settlement, net of insurance recoveries.

       In April 2002 the trial court held a fairness hearing respecting the proposed CSXT settlement. The same day, the trial court issued an order that, among other things, (1) gave final approval to the settlement; (2) provided that any and all liability of CSXT pursuant to any of the judgments previously entered in the litigation was satisfied; and (3) determined that upon the "final settlement date" as defined in the preliminary settlement agreement between CSXT and the plaintiffs' representatives, the case will be finally dismissed against CSXT. The "final settlement date" is defined as the date by which the April 2002 order becomes final and non-appealable (calculated as June 10, 2002, if no appeals from the order are taken) or all appeals from the order are finally resolved, and the date by which certain other events must occur as provided in the preliminary settlement agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

FORWARD LOOKING STATEMENTS

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

Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others, the following possibilities: (i) general economic or business conditions, either nationally or internationally, an increase in fuel prices, a tightening of the labor market or changes in demands of organized labor resulting in higher wages, or increased benefits or other costs or disruption of operations may adversely affect the businesses of the Company; (ii)) legislative or regulatory changes, including possible enactment of initiatives to reregulate the rail industry, may adversely affect the businesses of the Company; (iii) possible additional consolidation of the rail industry in the near future may adversely affect the operations and businesses of the Company; and (iv) changes may occur in the securities and capital markets.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of interest rate swap agreements. We do not hold or issue derivative financial instruments for trading purposes.

         In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease $14 million on an annual basis.

         The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

         At March 29, 2002 and December 28, 2001, CSX had approximately $475 million and $625 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would have a $4.8 million affect on annual interest expense.

         The Company is subject to risk relating to changes in the price of diesel fuel. Forward purchase agreements have been entered into with various suppliers for approximately 220 million gallons of fuel, which is approximately 50% of the remaining 2002 requirement, at a weighted average price of 77 cents per gallon. The Company is subject to fluctuations in prices for the remainder of its 2002 needs. A one cent change in the price per gallon of fuel would impact fuel expense by approximately $2 million.

         While the Company's container-shipping terminal management subsidiary does business in several foreign countries, a substantial portion of its revenue and expenses are transacted in U.S. dollars. For this reason, CSX does not believe its foreign currency market risk is significant.

         A substantial increase in the fair market value of the Company's stock price could negatively impact earnings per share due to the dilutive effect of stock options and convertible debt.

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.2*  Bylaws of the Registrant, amended as of February 13, 2002

      (b)   Reports on Form 8-K

            Form 8-K filed on 3/5/02 to announce the public offering of $400,000,000 aggregate principal amount of the Company's 6.30% Notes due 2012.

      * Filed herewith

                                    Signature
                                    ---------

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CSX CORPORATION
                                            (Registrant)


                                        By: /s/ CAROLYN T. SIZEMORE
                                            -----------------------
                                            Carolyn T. Sizemore
                                            Vice President and Controller
                                            (Principal Accounting Officer)
Dated: May 3, 2002