Form 10-Q
period 2002-06-28
CSX CORP
filed 2002-07-29
CIK 277948

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 1-8022

CSX CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	62-1051971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 East Cary Street, Richmond, Virginia	23219-4031
(Address of principal executive offices)	(Zip Code)

(804) 782-1400
(Registrant’s telephone number, including area code)

No Change
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 28, 2002: 212,886,212 shares.

CSX CORPORATION

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2002

CSX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(Millions of Dollars, Except Per Share Amounts)

	(Unaudited)
	Quarter Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Operating Revenue	$2,073	$2,057	$4,037	$4,082
Operating Expense	1,752	1,792	3,504	3,628

Operating Income	321	265	533	454
Other Income	4	37	13	8
Interest Expense	116	135	230	268

Earnings before Income Taxes and Cumulative Effect of Accounting Change	209	167	316	194
Income Tax Expense	74	59	113	66

Earnings before Cumulative Effect of Accounting Change	135	108	203	128
Cumulative Effect of Accounting Change—Net of Tax	—	—	(43)	—

Net Earnings	$135	$108	$160	$128

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.63	$0.51	$0.95	$0.60
Cumulative Effect of Accounting Change	—	—	(0.20)	—

Net Earnings	$0.63	$0.51	$0.75	$0.60

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.63	$0.51	$0.95	$0.60
Cumulative Effect of Accounting Change	—	—	(0.20)	—

Net Earnings	$0.63	$0.51	$0.75	$0.60

Average Common Shares Outstanding (Thousands)	212,555	211,687	212,303	211,491

Average Common Shares Outstanding Assuming Dilution (Thousands)	213,541	212,464	213,364	212,180

Cash Dividends Paid Per Common Share	$0.10	$0.30	$0.20	$0.60

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of Dollars)

	(Unaudited)
	Six Months Ended
	June 28, 2002	June 29, 2001
OPERATING ACTIVITIES
Net Earnings	$160	$128
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Cumulative Effect of Accounting Change	43	—
Depreciation	312	312
Deferred Income Taxes	50	32
Equity in Conrail Earnings—Net	(8)	(9)
Other Operating Activities	(5)	(1)
Changes in Operating Assets and Liabilities:
Accounts Receivable	17	(33)
Other Current Assets	(34)	(15)
Accounts Payable	(54)	(71)
Other Current Liabilities	30	(78)

Net Cash Provided by Operating Activities	511	265

INVESTING ACTIVITIES
Property Additions	(431)	(420)
Short-term Investments—Net	(2)	11
Other Investing Activities	4	(8)

Net Cash Used by Investing Activities	(429)	(417)

FINANCING ACTIVITIES
Short-term Debt—Net	576	(228)
Long-term Debt Issued	474	500
Long-term Debt Repaid	(991)	(118)
Dividends Paid	(43)	(128)
Other Financing Activities	16	8

Net Cash Provided by Financing Activities	32	34

Net Increase (Decrease) in Cash and Cash Equivalents	114	(118)
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	137	260

Cash and Cash Equivalents at End of Period	251	142
Short-term Investments at End of Period	480	414

Cash, Cash Equivalents and Short-term Investments at End of Period	$731	$556

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Millions of Dollars)

	(Unaudited)
	June 28, 2002	December 28, 2001
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$731	$618
Accounts Receivable, Net	828	878
Materials and Supplies	220	206
Deferred Income Taxes	122	162
Other Current Assets	190	210

Total Current Assets	2,091	2,074
Properties	18,416	18,151
Accumulated Depreciation	(5,348)	(5,179)

Properties-Net	13,068	12,972
Investment in Conrail	4,663	4,655
Affiliates and Other Companies	410	382
Other Long-term Assets	688	718

Total Assets	$20,920	$20,801

LIABILITIES
Current Liabilities
Accounts Payable	$918	$966
Labor and Fringe Benefits Payable	413	418
Casualty, Environmental and Other Reserves	245	250
Current Maturities of Long-term Debt	326	1,044
Short-term Debt	578	225
Income and Other Taxes Payable	171	101
Other Current Liabilities	243	299

Total Current Liabilities	2,894	3,303
Casualty, Environmental and Other Reserves	657	690
Long-term Debt	6,338	5,839
Deferred Income Taxes	3,598	3,621
Other Long-term Liabilities	1,165	1,228

Total Liabilities	14,652	14,681

SHAREHOLDERS’ EQUITY
Common Stock, $1 Par Value	215	214
Other Capital	1,521	1,492
Retained Earnings	4,576	4,459
Accumulated Other Comprehensive Loss	(44)	(45)

Total Shareholders’ Equity	6,268	6,120

Total Liabilities and Shareholders’ Equity	$20,920	$20,801

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(All Tables In Millions Of Dollars, Except Per Share Amounts)

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at June 28, 2002 and December 28, 2001, the results of its operations for the quarters and six months ended June 28, 2002 and June 29, 2001, and its cash flows for the six months ended June 28, 2002 and June 29, 2001, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2002 presentation.

While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s latest Annual Report and Form 10-K.

CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended June 28, 2002 and June 29, 2001, the 26-week periods ended June 28, 2002 and June 29, 2001, and as of December 28, 2001.

Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2.    EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding for the fiscal quarters and six months ended June 28, 2002 and June 29, 2001. Earnings per share, assuming dilution, are based on the weighted average number of common shares outstanding adjusted for the effect of potential common shares outstanding during the period, principally arising from employee stock plans. For the fiscal quarters ended June 28, 2002 and June 29, 2001, potential common shares that were dilutive totaled 1.0 million and 0.8 million, respectively. For the six months ended June 28, 2002 and June 29, 2001, potential common shares that were dilutive totaled 1.1 million and 0.7 million, respectively. During the quarter and six months ended June 28, 2002, 0.3 million and 1.0 million shares, respectively, were issued as a result of options exercised. During the quarter and six months ended June 29, 2001, 0.1 million and 0.5 million shares, respectively, were issued as a result of options exercised.

Certain potential common shares outstanding at June 28, 2002 and June 29, 2001 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 33.2 million at a weighted-average exercise price of $46.35 per share at June 28, 2002 and 19.3 million with a weighted-average exercise price of $43.46 per share at June 29, 2001. A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share due to the dilutive effect of stock options and convertible debt.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 3.    NEW ACCOUNTING PRONOUNCEMENTS

In 2001, Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002 and incurred a charge of $83 million, $43 million after tax and consideration of minority interest, 20 cents per share as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and will not have a material effect on future earnings. The Company does not have any other indefinite lived intangible assets.

NOTE 4.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

Conrail Financial Information

Summary financial information for Conrail for its fiscal periods ended June 30, 2002 and 2001, and at December 31, 2001, is as follows:

	Quarters Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001
Income Statement Information:
Revenues	$222	$229	$447	$462
Income From Operations	64	76	125	140
Net Income	42	47	78	92

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL—(Continued)

Conrail Financial Information—(Continued)

	As Of
	June 30, 2002	December 31, 2001
Balance Sheet Information:
Current Assets	$315	$846
Property and Equipment and Other Assets	7,785	7,236
Total Assets	8,100	8,082
Current Liabilities	394	408
Long-Term Debt	1,140	1,156
Total Liabilities	3,916	3,977
Stockholders’ Equity	4,184	4,105

CSX’s Accounting for Its Investment in and Integrated Rail Operations with Conrail

Upon integration, substantially all of Conrail’s customer freight contracts were assumed by CSX and Norfolk Southern. As a result, CSX’s rail and intermodal operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Rail operating expenses includes an expense category, “Conrail Operating Fee, Rent and Services,” which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX’s proportionate share of Conrail’s net income or loss recognized under the equity method of accounting.

Transactions with Conrail

The agreement under which CSX operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSX’s option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSX cover varying terms. CSX is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL—(Continued)

Transactions with Conrail—(Continued)

At June 28, 2002, CSX had no amounts receivable from Conrail, while at December 28, 2001, amounts receivable from Conrail totaled $3 million, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate notes, with CSX’s note maturing on March 28, 2007. At June 28, 2002 and December 28, 2001, Conrail had advanced $299 million and $225 million, respectively, to CSX under this arrangement at interest rates of 2.87% and 2.50%, respectively. CSX also had amounts payable to Conrail of $64 million and $88 million at June 28, 2002 and December 28, 2001, respectively, representing expenses incurred under the operating, equipment, and shared area agreements with Conrail.

NOTE 5.    ACCOUNTS RECEIVABLE

The Company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to financial institutions through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At June 28, 2002, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $200 million through the conduit program.

At June 28, 2002 and December 28, 2001, the Company had sold $500 million of accounts receivable; $300 million through the securitization program and $200 million through the conduit program. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program which expires in December 2002 require yield payments based on prevailing commercial paper rates (2.00% at June 28, 2002) plus incremental fees. The Company’s retained interest in the receivables in the master trust were approximately $485 million and $466 million at June 28, 2002 and December 28, 2001, and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $8 million and $16 million for the quarter and six months ended June 28, 2002, respectively, and $10 million and $22 million for the quarter and six months ended June 29, 2001, respectively.

The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since fees the Company receives for servicing the receivables approximate the related costs.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable including receivables transferred to the master trust. Allowances for doubtful accounts of $99 million and $100 million have been applied as a reduction of accounts receivable at June 28, 2002 and December 28, 2001, respectively.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.    OPERATING EXPENSE

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Labor and Fringe	$718	$743	$1,451	$1,499
Materials, Supplies and Other	441	422	871	846
Conrail Operating Fee, Rent and Services	79	85	166	168
Building and Equipment Rent	154	159	302	322
Inland Transportation	77	84	163	169
Depreciation	155	153	307	308
Fuel	128	146	244	316

Total	$1,752	$1,792	$3,504	$3,628

NOTE 7.    OTHER INCOME

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Interest Income	$8	$13	$15	$26
Income from Real Estate and Resort Operations(1)	11	53	43	50
Net Losses from Accounts Receivable Sold	(8)	(10)	(16)	(22)
Minority Interest	(10)	(10)	(18)	(18)
Equity Income (Losses) of Other Affiliates(2)	1	(3)	(5)	(19)
Miscellaneous Income (Expense)	2	(6)	(6)	(9)

Total	$4	$37	$13	$8

(1)
Gross revenue from real estate and resort operations was $51 million and $114 million for the quarter and six months ended June 28, 2002, respectively, and $96 million and $121 million for the quarter and six months ended June 29, 2001, respectively.

(2)	Included in equity losses in other affiliates was the $14 million write-off of an investment in a non-rail affiliate, during the six months ended June 29, 2001.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 8.    DEBT AND CREDIT AGREEMENTS

On March 6, 2002 the Company issued $400 million aggregate principal amount of 6.30% notes due 2012. Proceeds of the notes were applied in the refinancing of $450 million of debentures that matured in May 2002. During the six months ended June 28, 2002 the Company issued commercial paper in the amount of $578 million at a weighted average rate of 2.00%. These borrowings were primarily used to make scheduled payments of long-term debt.

During the six months ended June 28, 2002, the Company exchanged a $225 million note payable to Conrail for a new long-term note. Additionally, the note payable was increased by $74 million, for a total of $299 million. The note matures on March 28, 2007, and has been appropriately classified as long-term debt. (See Note 4)

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS

CSX has entered into interest rate swap agreements on the following fixed rate notes:

Notional Amount (millions)	Interest Rate	Maturity
$150	8.30%	May 1, 2032
300	7.25%	May 1, 2004
150	5.85%	December 1, 2003
50	6.46%	June 22, 2005
300	9.00%	August 15, 2006
450	7.45%	May 1, 2007

These agreements were entered for interest rate risk exposure management purposes and mature at the time the related notes are due. Under these agreements, the Company will pay variable interest based on LIBOR in exchange for fixed rate payments (on June 28, 2002 the variable and fixed rate weighted averages were 5.10% and 7.62%, respectively), effectively transforming the notes to floating rate obligations. Accordingly, the instruments qualify, and are designated, as fair value hedges.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the period. Long-term debt has been increased $11 million and decreased $26 million for the fair market value of the interest rate swap agreements at June 28, 2002 and December 28, 2001, respectively.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS—(Continued)

The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Statements of Cash Flows. For the quarter and six months ended June 28, 2002, the Company reduced interest expense by approximately $8.3 million and $15.6 million, respectively, as a result of the interest rate swap agreements that were in place during that period. There were no interest rate swaps in place during the quarter and six months ended June 29, 2001.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into fuel purchase agreements for approximately 50% of its fuel requirements over the next six months. These agreements amount to approximately 144 million gallons in commitments at a weighted average of 78 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price. These contracts cannot be net settled.

The Company also has a commitment under a long-term maintenance program for approximately 40% of CSX Transportation, Inc.’s (CSXT), a subsidiary of CSX, fleet of locomotives. The agreement expires in 2024 and totals $2.7 billion.

Contingencies

Self-Insurance

Although the Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damage, reasonable levels of risk are retained on a self-insurance basis.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.    COMMITMENTS AND CONTINGENCIES—(Continued)

Environmental

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 82 environmentally impaired sites that are or may be subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 206 sites, including the sites addressed under Superfund or similar state statutes, where it is participating in the study and/or clean-up of alleged environmental contamination. The assessment of the required response and remedial costs associated with most sites is extremely complex. Cost estimates are based on information available for each site, financial viability of other PRPs, where available, and existing technology, laws and regulations. CSXT’s best estimates of the allocation method and percentage of liability when other PRPs are involved are based on assessments by consultants, agreements among PRPs, or determinations by the U.S. Environmental Protection Agency or other regulatory agencies.

At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT’s alleged connection to the location (e.g., generator, owner or operator), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection and financial position of other named and unnamed PRPs at the location. The ultimate liability for remediation can be difficult to determine with certainty because of the number and creditworthiness of PRPs involved. Through the assessment process, CSXT monitors the creditworthiness of such PRPs in determining ultimate liability.

Based upon such reviews and updates of the sites with which it is involved, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 28, 2002, and December 28, 2001 were $32 million. These recorded liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the Company’s obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 28, 2002 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.    COMMITMENTS AND CONTINGENCIES—(Continued)

Environmental—(Continued)

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

Sale Of International Container-Shipping Assets

In December 1999, CSX sold certain assets comprising Sea-Land’s international liner business to A. P. Moller-Maersk Line (Maersk). Maersk acquired vessels, containers, certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing working capital adjustment and this amount is currently in dispute. This matter, together with other issues relating to the contractual obligations of the Company, has been submitted to arbitration.

In addition to the disputes relating to the sale of the international container shipping assets, CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal operated by Sea-Land prior to its sale to Maersk. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk and is seeking compensation from CSX related to the alleged breach. CSX has advised Maersk that CSX will hold it responsible for any damages that may result from this dispute. An initial arbitration hearing has been held to establish whether CSX is liable on ECT’s claim, and a ruling on that issue is expected in December 2002, after the filing of post-hearing briefs. Management believes that valid defenses to this claim exist. If the arbitration panel determines that there is liability, then a separate hearing will be set to fix the amount of any damages.

Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land’s International Liner business and the financial results in future reporting periods.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.    COMMITMENTS AND CONTINGENCIES—(Continued)

New Orleans Tank Car Fire

In 2001 CSXT reached a settlement of the New Orleans Tank Car Fire litigation, which was subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, $85 million net of insurance recoveries. The fairness hearing occurred in April 2002, and the Court approved the settlement. The time has run for appeals. The Company is fully accrued for this settlement, which is subject to plaintiffs’ attorney’s reaching agreement with the group of plaintiffs. The Company expects that agreement to be obtained and the settlement is expected to be paid in 2002.

Contract Settlement

In July the Company received $44 million as the first of two payments to settle a contract dispute. The second payment of $23 million is due in January 2003. The accounting for the settlement is under review, and the Company believes some portion will be recognized in the third quarter of 2002, but will be primarily recognized ratably over the remaining 18 year life of the contract.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.    COMMITMENTS AND CONTINGENCIES—(Continued)

Other Legal Proceedings

A number of other legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material adverse effect on CSX’s consolidated financial position, results of operations or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

NOTE 11.    BUSINESS SEGMENTS

The Company operates in four business segments: Rail, Intermodal, Domestic Container Shipping, and International Terminals. The Rail segment provides rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The Intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The Domestic Container Shipping segment consists of a fleet of 17 ocean vessels and 22,000 containers serving the trade between ports on the United States mainland and Alaska, Guam, Hawaii and Puerto Rico. The International Terminals segment operates container freight terminal facilities in Hong Kong, China, Australia, Europe, Russia and Latin America. The Company’s segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the Rail and Intermodal segments are viewed on a combined basis as Surface Transportation operations and the Domestic Container Shipping and International Terminals segments are viewed on a combined basis as Marine Services operations.

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the CSX Annual Report on Form 10-K, except that for segment reporting purposes, CSX includes minority interest expense on the International Terminals segment’s joint venture businesses in operating expense. These amounts are reclassified in CSX’s consolidated financial statements to other expense. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, that is, at current market prices.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.    BUSINESS SEGMENTS—(Continued)

Business segment information for the quarters ended June 28, 2002 and June 29, 2001 is as follows:

Quarter ended June 28, 2002:

	Surface Transportation			Marine Services
	Rail	Intermodal*	Total	Domestic Container Shipping	International Terminals	Total	Totals
Revenues from external customers	$1,538	$288	$1,826	$189	$58	$247	$2,073
Intersegment revenues	—	8	8	—	—	—	8
Segment operating income	244	49	293	9	16	25	318
Assets	12,711	496	13,207	477	929	1,406	14,613

Quarter ended June 29, 2001:

	Surface Transportation			Marine Services
	Rail	Intermodal	Total	Domestic Container Shipping	International Terminals	Total	Totals
Revenues from external customers	$1,556	$266	$1,822	$168	$60	$228	$2,050
Intersegment revenues	—	5	5	—	1	1	6
Segment operating income	219	23	242	7	18	25	267
Assets	12,904	413	13,317	393	834	1,227	14,544

Six Months ended June 28, 2002:

	Surface Transportation			Marine Services
	Rail	Intermodal*	Total	Domestic Container Shipping	International Terminals	Total	Totals
Revenues from external customers	$3,024	$545	$3,569	$350	$115	$465	$4,034
Intersegment revenues	—	13	13	—	1	1	14
Segment operating income	421	66	487	10	27	37	524
Assets	12,711	496	13,207	477	929	1,406	14,613

Six Months ended June 29, 2001:

	Surface Transportation			Marine Services
	Rail	Intermodal	Total	Domestic Container Shipping	International Terminals	Total	Totals
Revenues from external customers	$3,088	$531	$3,619	$329	$118	$447	$4,066
Intersegment revenues	—	10	10	—	2	2	12
Segment operating income	385	39	424	4	30	34	458
Assets	12,904	413	13,317	393	834	1,227	14,544

*	Intermodal operating income for the quarter and six months ended June 28, 2002 includes a $15 million non-recurring gain on a contract settlement.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.    BUSINESS SEGMENTS—(Continued)

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Quarters Ended		Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Revenues:
Total external revenues for business segments	$2,073	$2,050	$4,034	$4,066
Intersegment revenues for business segments	8	6	14	12
Elimination of intersegment revenues	(8)	(6)	(14)	(12)
Other	—	7	3	16

Total consolidated revenues	$2,073	$2,057	$4,037	$4,082

Operating Income:
Total operating income for business segments	$318	$267	$524	$458
Reclassification of minority interest expense for International Terminals segment	10	10	18	18
Other unallocated expenses	(7)	(12)	(9)	(22)

Total consolidated operating income	$321	$265	$533	$454

	June 28, 2002	June 29, 2001
Assets:
Assets for business segments	$14,613	$14,544
Investment in Conrail	4,663	4,677
Elimination of intercompany receivables	(225)	(193)
Non-segment assets	1,869	1,481

Total consolidated assets	$20,920	$20,509

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES

During 1987, CSX Lines entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). The June 28, 2002, June 29, 2001, and December 28, 2001 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and guarantors are as follows (amounts in millions):

	Consolidating Statement of Earnings Quarter ended June 28, 2002
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
Operating Revenue	$—	$189	$1,995	$(111)	$2,073
Operating Expense	(69)	180	1,749	(108)	1,752

Operating Income (Loss)	69	9	246	(3)	321
Other Income (Expense)	169	2	16	(183)	4
Interest Expense	103	3	23	(13)	116

Earnings (Loss) before Income Taxes	135	8	239	(173)	209
Income Tax Expense (Benefit)	(11)	3	82	—	74

Net Earnings (Loss)	$146	$5	$157	$(173)	$135

	Consolidating Statement of Earnings Quarter ended June 29, 2001
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
Operating Revenue	$—	$168	$1,997	$(108)	$2,057
Operating Expense	(45)	161	1,782	(106)	1,792

Operating Income (Loss)	45	7	215	(2)	265
Other Income (Expense)	160	2	39	(164)	37
Interest Expense	110	2	27	(4)	135

Earnings (Loss) before Income Taxes	95	7	227	(162)	167
Income Tax Expense (Benefit)	(22)	3	78	—	59

Net Earnings (Loss)	$117	$4	$149	$(162)	$108

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES—(Continued)

	Consolidating Statement of Earnings Six Months Ended June 28, 2002
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
Operating Revenue	$—	$350	$3,911	$(224)	$4,037
Operating Expense	(136)	340	3,519	(219)	3,504

Operating Income (Loss)	136	10	392	(5)	533
Other Income (Expense)	217	4	40	(248)	13
Interest Expense	203	5	50	(28)	230

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	150	9	382	(225)	316
Income Tax Expense (Benefit)	(21)	3	131	—	113

Earnings (Loss) before Cumulative Effect of Accounting Change	171	6	251	(225)	203
Cumulative Effect of Accounting Change	—	—	(43)	—	(43)

Net Earnings (Loss)	$171	$6	$208	$(225)	$160

	Consolidating Statement of Earnings Six Months Ended June 29, 2001
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
Operating Revenue	$—	$329	$3,971	$(218)	$4,082
Operating Expense	(91)	325	3,609	(215)	3,628

Operating Income (Loss)	91	4	362	(3)	454
Other Income (Expense)	238	4	51	(285)	8
Interest Expense	244	6	65	(47)	268

Earnings (Loss) before Income Taxes	85	2	348	(241)	194
Income Tax Expense (Benefit)	(50)	1	115	—	66

Net Earnings (Loss)	$135	$1	$233	$(241)	$128

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES—(Continued)

	Consolidating Statement of Cash Flows Six Months Ended June 28, 2002
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
Operating Activities:
Net Cash Provided (Used) by Operating Activities	$117	$(45)	$559	$(120)	$511

Investing Activities:
Property Additions	(4)	(13)	(414)	—	(431)
Short-term Investments-net	(138)	(1)	137	—	(2)
Other Investing Activities	—	25	(9)	(12)	4

Net Cash Used by Investing Activities	(142)	11	(286)	(12)	(429)

Financing Activities:
Short-term Debt-Net	575	—	1	—	576
Long-term Debt Issued	473	—	1	—	474
Long-term Debt Repaid	(850)	—	(141)	—	(991)
Dividends Paid	(43)	—	(105)	105	(43)
Other Financing Activities	29	—	(41)	28	16

Net Cash Provided (Used) by Financing Activities	184	—	(285)	133	32

Net Increase (Decrease) in Cash and Cash Equivalents	159	(34)	(12)	1	114

Cash and Cash Equivalents at Beginning of Period	156	52	(71)	—	137

Cash and Cash Equivalents at End of Period	$315	$18	$(83)	$1	$251

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES—(Continued)

	Consolidating Statement of Cash Flows Six Months Ended June 29, 2001
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
Operating Activities:
Net Cash Provided (Used) by Operating Activities	$(57)	$18	$433	$(129)	$265

Investing Activities:
Property Additions	—	(2)	(418)	—	(420)
Short-term Investments-net	11	—	—	—	11
Other Investing Activities	(884)	1	1,327	(452)	(8)

Net Cash Provided (Used) by Investing Activities	(873)	(1)	909	(452)	(417)

Financing Activities:
Short-term Debt-Net	(228)	—	—	—	(228)
Long-term Debt Issued	500	—	—	—	500
Long-term Debt Repaid	—	—	(118)	—	(118)
Dividends Paid	(130)	—	(111)	113	(128)
Other Financing Activities	679	76	(1,214)	467	8

Net Cash Provided (Used) by Financing Activities	821	76	(1,443)	580	34

Net Increase (Decrease) in Cash and Cash Equivalents	(109)	93	(101)	(1)	(118)

Cash and Cash Equivalents at Beginning of Period	(134)	(94)	488	—	260

Cash and Cash Equivalents at End of Period	$(243)	$(1)	$387	$(1)	$142

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(Continued)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES—(Continued)

	Consolidating Statement of Financial Position June 28, 2002
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$522	$21	$188	$—	$731
Accounts Receivable, Net	52	48	971	(243)	828
Materials and Supplies	—	18	202	—	220
Deferred Income Taxes	—	—	122	—	122
Other Current Assets	5	34	286	(135)	190

Total Current Assets	579	121	1,769	(378)	2,091
Properties	33	387	17,996	—	18,416
Accumulated Depreciation	(28)	(260)	(5,060)	—	(5,348)

Properties, Net	5	127	12,936	—	13,068
Investment in Conrail	348	—	4,315	—	4,663
Affiliates and Other Companies	2	84	357	(33)	410
Investment in Consolidated Subsidiaries	12,729	—	396	(13,125)	—
Other Long-term Assets	911	145	199	(567)	688

Total Assets	$14,574	$477	$19,972	$(14,103)	$20,920

LIABILITIES
Current Liabilities
Accounts Payable	$79	$83	$925	$(169)	$918
Labor and Fringe Benefits Payable	27	16	370	—	413
Payable to Affilitates	—	—	135	(135)	—
Casuality, Environmental and Other Reserves	1	3	241	—	245
Current Maturities of Long-term Debt	100	21	205	—	326
Short-term Debt	575	—	3	—	578
Income and Other Taxes Payable	1,360	(7)	(1,182)	—	171
Other Current Liabilities	37	25	256	(75)	243

Total Current Liabilities	2,179	141	953	(379)	2,894
Casuality, Environmental and Other Reserves	3	3	651	—	657
Long-term Debt	5,318	132	888	—	6,338
Deferred Income Taxes	—	66	3,532	—	3,598
Long-term Payable to Affiliates	396	—	170	(566)	—
Other Long-term Liabilities	379	46	771	(31)	1,165

Total Liabilities	8,275	388	6,965	(976)	14,652

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,521	70	8,230	(8,300)	1,521
Retained Earnings	4,576	19	4,203	(4,222)	4,576
Accumulated Other Comprehensive Loss	(13)	—	(31)		(44)

Total Shareholder’s Equity	6,299	89	13,007	(13,127)	6,268

Total Liabilities and Shareholder’s Equity	$14,574	$477	$19,972	$(14,103)	$20,920

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)—(CONTINUED)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES—(Continued)

	Consolidating Statement of Financial Position December 28, 2001
	CSX Corporate	CSX Lines	Other	Eliminations	Consolidated
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$225	$55	$339	$(1)	$618
Accounts Receivable, Net	58	8	1,036	(224)	878
Materials and Supplies	—	14	192	—	206
Deferred Income Taxes	—	—	162	—	162
Other Current Assets	4	36	295	(125)	210

Total Current Assets	287	113	2,024	(350)	2,074

Properties	29	453	17,669	—	18,151
Accumulated Depreciation	(27)	(286)	(4,866)	—	(5,179)

Properties, Net	2	167	12,803	—	12,972
Investment in Conrail	353	—	4,302	—	4,655
Affiliates and Other Companies	2	85	326	(31)	382
Investment in Consolidated Subsidiaries	12,641	—	396	(13,037)	—
Other Long-term Assets	905	137	264	(588)	718

Total Assets	$14,190	$502	$20,115	$(14,006)	$20,801

LIABILITIES
Current Liabilities
Accounts Payable	$86	$81	$965	$(166)	$966
Labor and Fringe Benefits Payable	17	13	388	—	418
Payable to Affilitates	—	2	123	(125)	—
Casuality, Environmental and Other Reserves	1	3	246	—	250
Current Maturities of Long-term Debt	850	21	173	—	1,044
Short-term Debt	225	—	—	—	225
Income and Other Taxes Payable	1,296	25	(1,220)	—	101
Other Current Liabilities	38	20	300	(59)	299

Total Current Liabilities	2,513	165	975	(350)	3,303
Casuality, Environmental and Other Reserves	4	4	682	—	690
Long-term Debt	4,680	132	1,027	—	5,839
Deferred Income Taxes	—	83	3,538	—	3,621
Long-term Payable to Affiliates	396	—	192	(588)	—
Other Long-term Liabilities	445	48	765	(30)	1,228

Total Liabilities	8,038	432	7,179	(968)	14,681

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	214	—	209	(209)	214
Other Capital	1,492	57	8,243	(8,300)	1,492
Retained Earnings	4,459	13	4,120	(4,133)	4,459
Accumulated Other Comprehensive Loss	(13)	—	(32)	—	(45)

Total Shareholder’s Equity	6,152	70	12,936	(13,038)	6,120

Total Liabilities and Shareholder’s Equity	$14,190	$502	$20,115	$(14,006)	$20,801

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Results of Operations

CSX follows a 52/53-week fiscal calendar. Fiscal years 2002 and 2001 consist of 52 weeks. The quarters ended June 28, 2002 and June 29, 2001 each consisted of 13 weeks. The six-month periods ended June 28, 2002 and June 29, 2001 each consisted of 26 weeks.

Consolidated Results

    Second Quarter 2002 Compared with 2001

CSX reported net earnings of $135 million, or 63 cents per share for the quarter ended June 28, 2002, as compared to $108 million, or 51 cents per share in the quarter ended June 29, 2001. The increase in earnings over the prior year period is a result of increases in operating income due to lower operating expenses and, as discussed below, a decrease in interest expense. This was offset by a decrease in other income.

Operating income was $321 million for the quarter ended June 28, 2002, an increase of 21% compared to operating income of $265 million for the same quarter in 2001. This increase is a result of the continued improvement in the Surface Transportation operating ratio. Operating revenue increased 1% to $2.07 billion in the second quarter of 2002 from $2.06 billion in the prior year period. However, operating expenses decreased 2% to $1.75 billion in the current quarter, from $1.79 billion in the prior year quarter, primarily as a result of decreased costs of operations in the Surface Transportation unit.

Interest expense benefited from favorable interest rates with a decline to $116 million, from $135 million in the prior year quarter. Other income was $4 million in the quarter ended June 28, 2002, as compared with $37 million reported in the same quarter of 2001. The decrease primarily related to a significant real estate transaction of $32 million in the prior year quarter.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(CONTINUED)

RESULTS OF OPERATIONS—(Continued)

Surface Transportation Results

The following tables provide Surface Transportation operating results for the quarters and six months ended June 28, 2002 and June 29, 2001:

Quarters Ended June 28, 2002 and June 29, 2001
(Millions) (Unaudited)
	Rail		Intermodal		Surface Transportation
	2002(1)	2001	2002(2)	2001	2002	2001
Operating Revenue	$1,538	$1,556	$296	$271	$1,834	$1,827
Operating Expense
Labor and Fringe	628	654	16	16	644	670
Materials, Supplies and Other	322	307	44	43	366	350
Conrail Operating Fees, Rents and Services	79	85	—	—	79	85
Building and Equipment Rent	107	114	33	30	140	144
Inland Transportation	(92)	(92)	146	151	54	59
Depreciation	138	138	8	8	146	146
Fuel	112	131	—	—	112	131

Total Operating Expense	1,294	1,337	247	248	1,541	1,585

Operating Income	$244	$219	$49	$23	$293	$242
Operating Ratio	84.1%	85.9%	83.4%	91.5%	84.0%	86.8%

Six Months Ended June 28, 2002 and June 29, 2001
(Millions) (Unaudited)

	Rail		Intermodal		Surface Transportation
	2002(1)	2001	2002(2)	2001	2002	2001
Operating Revenue	$3,024	$3,088	$558	$541	$3,582	$3,629
Operating Expense
Labor & Fringe	1,271	1,317	33	33	1,304	1,350
Materials, Supplies & Other	643	609	85	87	728	696
Conrail Operating Fees, Rents & Services	166	168	—	—	166	168
Building & Equipment Rent	209	233	64	58	273	291
Inland Transportation	(178)	(186)	295	308	117	122
Depreciation	276	277	15	16	291	293
Fuel	216	285	—	—	216	285

Total Operating Expense	2,603	2,703	492	502	3,095	3,205

Operating Income	$421	$385	$66	$39	$487	$424
Operating Ratio	86.1%	87.5%	88.2%	92.8%	86.4%	88.3%

(1)	Rail operating expense includes and increase of $4 million in materials, supplies, and other for an unfavorable contract dispute settlement.
(2)	Intermodal operating expense includes a reduction of $15 million in inland transportation for a favorable contract dispute settlement.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS—(Continued)

Surface Transportation Results—(Continued)

Rail

The rail segment earned $244 million in operating income for the quarter ended June 28, 2002, up $25 million, or 11 percent, from the $219 million reported in the second quarter of 2001. Operating revenue decreased to $1.54 billion in the current period from $1.56 billion in the same quarter of the prior year. Although volumes in the second quarter declined because of continued weakness in the national economy by 2% year-over-year, revenue declined by only 1% compared to the corresponding quarter of the prior year because of the continued success of CSXT’s yield improvement program. Increased volumes for the phosphates and fertilizers, paper and forest, chemicals, emerging markets and automotive groups were offset by decreases in all other commodity groups. The metals, agricultural products, minerals, coal and coke markets realized price increases despite revenue declines.

Merchandise revenue was up $12 million or 1% over the prior year period. Merchandise volumes increased for the first time in two years, growing by 1% for the second quarter of 2002 compared to the same period in 2001. This increase was due to phosphates and fertilizers strong performance as well as year-over-year improved volumes in paper and forest, chemicals, and emerging markets. Strong demand and low inventory levels caused some metals shipments that normally move by rail to be diverted to trucks, which had a negative impact on metals volume. Agriculture and minerals volumes also were down in the quarter because of weakness in feed grains and foreign competition, respectively. Food and consumer products experienced revenue yield deterioration because of increased shipments in private rail equipment. All other merchandise commodity groups showed either flat or improved revenue yield compared to the prior year quarter.

Automotive volumes were up 6% versus second quarter of 2001 as manufacturers continue aggressive dealer incentive programs. Automotive revenue was up $18 million or 8% due to both rate and mix improvement.

Coal, coke and iron ore volumes were down 10% for the quarter versus last year. Coal, coke and iron ore revenue was down $38 million or 9% versus the prior year. Coal revenue yields were flat as rate increases were masked by volume pickup in shorthaul coal traffic that was converted to rail from truck.

The operating ratio decreased to 84.1% for the quarter ended June 28, 2002 from 85.9% for the quarter ended June 29, 2001. Operating expenses decreased to $1.29 billion for the quarter ended June 28, 2002, from $1.34 billion in the same period in the prior year. This $43 million decrease resulted primarily from decreases in labor and fringe benefits, fuel, Conrail operations, and building and equipment rent, offset by increases in materials, supplies and other.

Labor and fringe benefits decreased $26 million primarily resulting from increased crew productivity and net headcount reductions of approximately 1,700 from prior year quarter as part of a continued effort by management to eliminate inefficiencies, which was somewhat offset by inflation. The positive effect of lower fuel prices, which reduced costs by $20 million, was offset by $1 million in increased volumes. The net impact of reduced fuel price was $11 million since $9 million of fuel surcharge revenue was eliminated. The favorable variance in Conrail’s operating results was primarily a result of continued efficiencies relating to its operations.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS—(Continued)

Surface Transportation Results—(Continued)

    Rail—(Continued)

These operating expense decreases were partially offset by increases in materials, supplies, and other of $15 million. These offsetting increases were due primarily to the receipt of $14 million in insurance settlements in 2001 that were not received in 2002, $4 million in a negative contract settlement, and a $4 million increase in the cost of occupational claims received for 2002, offset by some positive variances in other expenses.

The following table provides rail carload and revenue data by service group and commodity for the quarters and six months ended June 28, 2002 and June 29, 2001:

	Carloads (Thousands) Quarter Ended		Revenue (Millions of Dollars) Quarter Ended
	June 28,	June 29,	June 28,	June 29,
	2002	2001	2002	2001
Rail:
Merchandise
Phosphates and Fertilizer	119	105	$83	$75
Metals	80	83	101	103
Food and Consumer Products	42	42	55	57
Paper and Forest Products	122	121	162	161
Agricultural Products	87	92	119	125
Chemicals	129	127	233	225
Minerals	23	24	34	35
Emerging Markets	115	113	106	100

Total Merchandise	717	707	893	881
Automotive	148	139	231	213
Coal, Coke and Iron Ore
Coal	390	430	379	415
Coke	9	11	14	13
Iron Ore	9	13	5	8

Total Coal, Coke and Iron Ore	408	454	398	436
Other	—	—	16	26

Total Rail	1,273	1,300	1,538	1,556

Intermodal:
Domestic	242	227	168	155
International	295	270	124	114
Other	—	—	4	2

Total Intermodal	537	497	296	271

Total Surface Transportation	1,810	1,797	$1,834	$1,827

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS—(Continued)

Surface Transportation Results—(Continued)

    Rail—(Continued)

	Carloads (Thousands) Six Months Ended		Revenue (Millions of Dollars) Six Months Ended
	June 28, 2002	June 29, 2001	June 28, 2002	June 29, 2001
Rail:
Merchandise
Phosphates and Fertilizer	238	224	$172	$164
Metals	157	164	198	202
Food and Consumer Products	81	81	108	109
Paper and Forest Products	238	243	318	321
Agricultural Products	179	192	246	259
Chemicals	254	257	457	457
Minerals	45	47	68	71
Emerging Markets	208	210	194	188

Total Merchandise	1,400	1,418	1,761	1,771
Automotive	277	266	431	407
Coal, Coke and Iron Ore
Coal	783	869	760	831
Coke	17	21	27	24
Iron Ore	13	18	8	11

Total Coal, Coke and Iron Ore	813	908	795	866
Other	—	—	37	44

Total Rail	2,490	2,592	3,024	3,088

Intermodal:
Domestic	462	429	320	298
International	556	549	234	237
Other	—	—	4	6

Total Intermodal	1,018	978	558	541

Total Surface Transportation	3,508	3,570	$3,582	$3,629

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS—(Continued)

Surface Transportation Results—(Continued)

    Intermodal

CSX Intermodal reported second quarter 2002 operating income of $49 million, compared with $23 million for the corresponding quarter in 2001. Revenue was $296 million for the quarter ended June 28, 2002, compared to $271 million for the quarter ended June 29, 2001. The revenue improvement is attributable to increased volume in both international and domestic markets. Domestic shipments recorded a 7% increase driven by strong eastbound transcontinental domestic container demand and accelerated growth in highway conversions. The international container business realized a 9% increase, benefiting primarily from improvements in consumer demand and some pre-shipments by customers in anticipation of a potential International Longshore and Warehouse Union strike on the West Coast.

Operating expense decreased slightly to $247 million for the quarter ended June 28, 2002 from $248 million for the quarter ended June 29, 2001. Improvements in the operating ratio of 83.4% in 2002, compared to 91.5% in 2001 are attributable to a non-recurring contract dispute settlement of $15 million that is reflected in the inland transportation category.

Marine Services Results

The following tables provide Marine Services operating results for the quarters and six months ended June 28, 2002 and June 29, 2001:

Quarters Ended June 28, 2002 and June 29, 2001
(Millions of Dollars)(Unaudited)

	Domestic Container Shipping		International Terminals		Eliminations		Marine Services
	2002	2001	2002	2001	2002	2001	2002	2001
Operating Revenue	$189	$168	$58	$61	$—	$(1)	$247	$228
Operating Expense
Labor and Fringe	56	52	17	18	—	—	73	70
Materials, Supplies and Other	61	49	16	18	—	(1)	77	66
Building and Equipment Rent	13	13	2	2	—	—	15	15
Inland Transportation	29	26	1	2	—	—	30	28
Depreciation	5	6	2	1	—	—	7	7
Fuel	16	15	—	—	—	—	16	15
Miscellaneous	—	—	4	2	—	—	4	2

Total Operating Expense	180	161	42	43	—	(1)	222	203

Operating Income (Loss)	$9	$7	$16	$18	$—	$—	$25	$25
Operating Ratio	95.2%	95.8%	72.4%	70.5%			89.9%	89.0%

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS—(Continued)

Marine Services Results—(Continued)

Six Months Ended June 28, 2002 and June 29, 2001
(Millions of Dollars)(Unaudited)
	Domestic Container Shipping		International Terminals		Eliminations		Marine Services
	2002	2001	2002	2001	2002	2001	2002	2001
Operating Revenue	$350	$329	$116	$120	$(1)	$(2)	$465	$447
Operating Expense
Labor & Fringe	108	106	37	35	—	—	145	141
Materials, Supplies & Other	114	101	34	38	(1)	(2)	147	137
Building & Equipment Rent	28	26	4	5	—	—	32	31
Inland Transportation	53	49	3	4	—	—	56	53
Depreciation	9	12	4	3	—	—	13	15
Fuel	28	31	—	—	—	—	28	31
Miscellaneous	—	—	7	5	—	—	7	5

Total Operating Expense	340	325	89	90	(1)	(2)	428	413

Operating Income	$10	$4	$27	$30	$—	$—	$37	$34
Operating Ratio	97.1%	98.8%	76.7%	75.0%			92.0%	92.4%

    Domestic Container Shipping

CSX Lines reported operating income of $9 million for the quarter ended June 28, 2002, compared to $7 million for the quarter ended June 29, 2001. Revenue increased to $189 million in the second quarter of 2002, compared to $168 million for the same period in the prior year. Market share gains in Puerto Rico were significant in this quarter, as CSX Lines benefited from a competitor’s exit from the trade lane.

    International Terminals

CSX World Terminals’ operating income was $16 million, $2 million below the prior year primarily due to the weak economy in the Asia and Latin America sectors and expenses associated with new start-up ventures. The Company is aggressively instituting process-improvement and cost-cutting initiatives which are expected to mitigate the negative performance versus the prior year.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

RESULTS OF OPERATIONS—(Continued)

First Six Months 2002 Compared with 2001

For the first six months of the year, CSX reported net earnings of $160 million, or 75 cents per share, as compared to $128 million, or 60 cents per share, for the same period in 2001. Included in the results for the first half of 2002 is an after-tax charge of $43 million, or 20 cents per share as a cumulative effect of accounting change relating to indefinite lived intangible assets.

The cumulative effect of accounting change relates to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and will not have a material effect on future earnings. The Company does not have any other indefinite lived intangible assets.

Before the cumulative effect of accounting change in the six months ended June 28, 2002, earnings were $203 million, or 95 cents per share. The increase in earnings over the prior year period is a result of operating income growth and lower interest expense.

Operating income increased 17% to $533 million in the six months ended June 28, 2002 from $454 million in the same period of the prior year as a result of an improved Surface Transportation operating ratio of 86.4%, compared to 88.3 % in the prior year. Operating revenue decreased 1% to $4.04 billion in the six months ended June 28, 2002 from $4.08 billion for the same period in the prior year. However, the 3% decrease in operating expenses to $3.50 billion in the six months ended June 28, 2002 from $3.63 billion in the six months ended June 29, 2001 offset the revenue decline.

Interest expense benefited from refinancing at lower interest rates and a greater portion of floating rate debt.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments totaled $731 million at June 28, 2002, an increase of $113 million since December 28, 2001.

Primary sources of cash and cash equivalents during the six months ended June 28, 2002 were normal transportation operations and the issuance of $474 million of long-term debt. Primary uses of cash and cash equivalents were scheduled repayments of long-term debt, and the payment of dividends. Long-term debt totaling $991 million was repaid in the first six months of 2002 using cash from the issuance of a $400 million note in the first quarter of 2002 and other short-term commercial paper borrowings. The quarterly dividend was 10 cents per share, compared to 30 cents per share for the corresponding quarter in the prior year. Total dividends paid for the six-month period was $43 million as compared to $128 million in the same period of the prior year.

CSX’s working capital deficit at June 28, 2002 was $803 million, down from $1.2 billion at December 28, 2001. This decrease is primarily attributable to $450 million of currently maturing notes being refinanced with the proceeds of $400 million of newly issued long-term notes and available cash.

A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory requirements. CSX also has $1.1 billion of remaining capacity under a shelf registration that may be used, subject to market conditions, to issue debt or other securities at the Company’s discretion, and $1.3 billion in available line of credit facilities which can be used at the Company’s discretion.

Financial Data

	(Millions of Dollars)
	June 28, 2002		December 28, 2001
Cash, Cash Equivalents and Short-Term Investments	$731		$618
Working Capital (Deficit)	$(803)		$(1,229)
Current Ratio	0.7		0.6
Debt Ratio	51%		51%
Ratio of Earnings to Fixed Charges	2.1	x	1.7	x

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Outlook

During the remainder of 2002, CSX expects that its financial results will improve as the industrial sector slowly recovers from the industrial recession that impacted the company’s volumes negatively over the last seven quarters. CSX believes that its Surface Transportation units are ready to capitalize and benefit significantly from an economic recovery through the inherent operating leverage that these units possess. Even if an economic recovery does not materialize until 2003, CSX still anticipates that the Surface Transportation units will post quarterly year-over-year improvements in earnings throughout the remainder of the year.

The Marine Services units continue to contribute operating income to CSX and the expectation is that these units will experience earnings greater than in 2001 should the economic recovery occur as expected in the second half of 2002. CSX Lines has successfully cut costs and continues to have quarter over quarter improvements in earnings. Despite lower revenue, CSX World Terminals continues to successfully manage costs and expects to keep operating income at a level close to prior year.

Investment in and Integrated Rail Operations with Conrail

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

Accounting and Financial Reporting Effects

Upon integration, substantially all of Conrail’s customer freight contracts were assumed by CSX and Norfolk Southern. As a result, CSX’s rail and intermodal operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses reflect corresponding increases for costs incurred to handle the new traffic and operate the former Conrail lines. Rail operating expenses includes an expense category, “Conrail Operating Fee, Rent and Services,” which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the Shared Asset Areas Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX’s proportionate share of Conrail’s net income or loss recognized under the equity method of accounting.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL—(Continued)

Conrail’s Results of Operations

Conrail reported operating revenue of $222 million and $447 million for the quarter and six-months ended June 28, 2002, compared to $229 million and $462 million for the quarter and six-months ended June 29, 2001. The revenue decline reflects lower operating fees, largely a result of reduced operating costs in Shared Asset Areas, and for the six-month period, lower revenues at Conrail’s Indiana Harbor Belt subsidiary.

Conrail’s operating expenses for the quarter ended June 30, 2002 were $158 million, compared with $153 million for the same period of the prior year. This increase is primarily a result of increased casualty and other claim expenses. Conrail’s operating expenses remained flat at $322 million for the six-month periods ended June 30, 2002 and June 30, 2001.

Conrail reported net income of $42 million and $78 million for the quarter and six-months ended June 28, 2002, compared to $47 and $92 million for the quarter and six-months ended June 29, 2001. The net income decline reflects a state tax settlement that benefited the six-months ended June 30, 2001.

Conrail had a working capital deficit of $79 million at June 30, 2002, compared with working capital of $438 million at December 31, 2001. The change is largely the result of the exchange of the demand notes receivable from NS and CSX for new longer-term notes. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

Other Matters

Sale of International Container-Shipping Assets

In December 1999, CSX sold certain assets comprising Sea-Land’s international liner business to A. P. Moller-Maersk Line (Maersk). Maersk acquired vessels, containers, certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing working capital adjustment and this amount is currently in dispute. This matter, together with other issues relating to the contractual obligations of the Company, has been submitted to arbitration.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

OTHER MATTERS—(Continued)

Sale of International Container-Shipping Assets—(Continued)

In addition to the disputes relating to the sale of the international container shipping assets, CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal operated by Sea-Land prior to its sale to Maersk. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX will hold it responsible for any damages that may result from this dispute. An initial arbitration hearing has been held to establish whether CSX is liable on ECT’s claim, and a ruling on that issue is expected in December 2002, after the filing of post-hearing briefs. Management believes that valid defenses to this claim exist. If the arbitration panel determines that there is liability, then a separate hearing will be set to fix the amount of any damages.

Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land’s International Liner business and the financial results in future reporting periods.

New Orleans Tank Car Fire Litigation

In 2001 CSXT reached a settlement of the New Orleans Tank Car Fire litigation, which was subject to a fairness hearing and court approval. The amount to be paid by CSXT under the settlement is $220 million, $85 million net of insurance recoveries. The fairness hearing occurred in April 2002, and the Court approved the settlement. The time has run for appeals. The Company is fully accrued for this settlement, which is subject to plaintiffs’ attorneys reaching agreement with the group of plaintiffs. The Company expects that agreement to be obtained and the settlement is expected to be paid in 2002.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(Continued)

Forward Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items: projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items; statements of management’s plans, strategies and objectives for future operation, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; statements concerning proposed new products and services; and statements regarding future economic, industry or market conditions or performance. Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.

Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others: (i) the Company’s success in implementing its financial and operational initiatives, (ii) changes in domestic or international economic or business conditions, including those affecting the rail industry (such as the impact of industry competition, conditions, performance and consolidation); (iii) legislative or regulatory changes; and (iv) the outcome of claims and litigation involving or affecting the Company. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this Quarterly Report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of interest rate swap agreements on $1.4 billion of debt. We do not hold or issue derivative financial instruments for trading purposes. In the event of a 1% variance in the LIBOR interest rate, the interest expense related to these agreements would be changed by $14 million on an annual basis. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

At June 28, 2002 and December 28, 2001, CSX had approximately $1.1 billion and $625 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would have a $11 million effect on annual interest expense.

The Company is subject to risk relating to changes in the price of diesel fuel. Forward purchase agreements have been entered into with various suppliers for approximately 144 million gallons of fuel, which is approximately 50% of the remaining 2002 requirement, at a weighted average price of 78 cents per gallon. The Company is subject to fluctuations in prices for the remainder of its 2002 needs. A one cent change in the price per gallon of fuel would affect fuel expense by approximately $1.4 million.

While the Company’s International Terminals segment does business in several foreign countries, a substantial portion of its revenue and expenses are transacted in U.S. dollars or in currencies with little fluctuation against the U.S. dollar. For this reason, CSX does not believe its foreign currency market risk is significant.

A substantial increase in the fair market value of the Company’s stock price could negatively affect earnings per share due to the dilutive effect of stock options and convertible debt.

PART II.    OTHER INFORMATION

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Annual meeting held April 23, 2002.

(b)  Not applicable.

(c)  There were 214,304,426 shares of CSX common stock outstanding as of February 22, 2002, the record date for the 2002 annual meeting of shareholders. A total of 192,451,806 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:
Nominee	Votes For	Votes Withheld	Broker Non-Votes
Elizabeth E. Bailey	187,643,745	4,808,061	—
Robert L. Burrus, Jr.	186,049,534	6,402,272	—
Bruce C. Gottwald	141,140,848	51,310,958	—
John R. Hall	186,409,785	6,042,021	—
Robert D. Kunisch	187,671,675	4,780,131	—
James W. McGlothlin	174,692,574	17,759,232	—
Southwood J. Morcott	187,703,103	4,748,703	—
Charles E. Rice	187,472,806	4,978,000	—
William C. Richardson	187,742,655	4,709,151	—
Frank S. Royal	186,932,969	5,518,837	—
John W. Snow	186,997,333	5,454,473	—
Michael J. Ward	187,798,612	4,653,194	—

The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX’s financial statements for the year 2002 was ratified by the shareholders with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
188,157,959	3,190,152	1,103,695	0

The shareholder proposal regarding poison pill provisions was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
102,372,081	61,412,427	3,598,633	25,068,665

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.2*    Bylaws of the Registrant, amended as of July 10, 2002

(b)  Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION (Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore Vice President and Controller (Principal Accounting Officer)

Dated:  July 29, 2002