Form 10-Q
period 2002-09-27
CSX CORP
filed 2002-10-28
CIK 277948

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 27, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 27, 2002: 213,030,402 shares.

CSX CORPORATION

FORM 10-Q
For The Quarterly Period Ended September 27, 2002

CSX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF EARNINGS
(Millions of Dollars, Except Per Share Amounts)

	Quarter Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
	(Unaudited)
Operating Revenue	$2,055	$2,019	$6,092	$6,101
Operating Expense	1,779	1,737	5,283	5,365

Operating Income	276	282	809	736
Other Income	28	4	41	12
Interest Expense	108	129	338	397

Earnings before Income Taxes and Cumulative Effect of Accounting Change	196	157	512	351
Income Tax Expense	69	57	182	123

Earnings before Cumulative Effect of Accounting Change	127	100	330	228
Cumulative Effect of Accounting Change—Net of Tax	—	—	(43)	—

Net Earnings	$127	$100	$287	$228

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.60	$0.47	$1.55	$1.08
Cumulative Effect of Accounting Change	—	—	(0.20)	—

Net Earnings	$0.60	$0.47	$1.35	$1.08

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.60	$0.47	$1.55	$1.07
Cumulative Effect of Accounting Change	—	—	(0.20)	—

Net Earnings	$0.60	$0.47	$1.35	$1.07

Average Common Shares Outstanding (Thousands)	213,041	211,871	212,548	211,618

Average Common Shares Outstanding Assuming Dilution (Thousands)	213,633	212,579	213,453	212,312

Cash Dividends Paid Per Common Share	$0.10	$0.10	$0.30	$0.70

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Millions of Dollars)

	Nine Months Ended
	September 27, 2002	September 28, 2001
	(Unaudited)
OPERATING ACTIVITIES
Net Earnings	$287	$228
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Cumulative Effect of Accounting Change	43	—
Depreciation	477	469
Deferred Income Taxes	102	76
Equity in Conrail Earnings—Net	(12)	(10)
Other Operating Activities	(5)	(61)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(133)	15
Other Current Assets	(11)	(11)
Accounts Payable	(66)	(74)
Other Current Liabilities	11	(193)

Net Cash Provided by Operating Activities	693	439

INVESTING ACTIVITIES
Property Additions	(743)	(628)
Short-term Investments—Net	177	(35)
Other Investing Activities	(58)	52

Net Cash Used by Investing Activities	(624)	(611)

FINANCING ACTIVITIES
Short-term Debt—Net	571	(127)
Long-term Debt Issued	519	500
Long-term Debt Repaid	(1,113)	(195)
Dividends Paid	(65)	(149)
Other Financing Activities	2	15

Net Cash (Used) Provided by Financing Activities	(86)	44

Net Decrease in Cash and Cash Equivalents	(17)	(128)
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	137	261

Cash and Cash Equivalents at End of Period	120	133
Short-term Investments at End of Period	302	459

Cash, Cash Equivalents and Short-term Investments at End of Period	$422	$592

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF FINANCIAL POSITION
(Millions of Dollars)

	September 27, 2002	December 28, 2001
	(Unaudited)
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$422	$618
Accounts Receivable, Net	955	878
Materials and Supplies	212	206
Deferred Income Taxes	122	162
Other Current Assets	199	210

Total Current Assets	1,910	2,074
Properties	18,531	18,151
Accumulated Depreciation	(5,322)	(5,179)

Properties—Net	13,209	12,972
Investment in Conrail	4,667	4,655
Affiliates and Other Companies	462	382
Other Long-term Assets	777	718

Total Assets	$21,025	$20,801

LIABILITIES
Current Liabilities
Accounts Payable	$893	$966
Labor and Fringe Benefits Payable	437	418
Casualty, Environmental and Other Reserves	248	250
Current Maturities of Long-term Debt	230	1,044
Short-term Debt	574	225
Income and Other Taxes Payable	192	101
Other Current Liabilities	174	299

Total Current Liabilities	2,748	3,303
Casualty, Environmental and Other Reserves	641	690
Long-term Debt	6,434	5,839
Deferred Income Taxes	3,650	3,621
Other Long-term Liabilities	1,176	1,228

Total Liabilities	14,649	14,681

SHAREHOLDERS’ EQUITY
Common Stock, $1 Par Value	215	214
Other Capital	1,525	1,492
Retained Earnings	4,682	4,459
Accumulated Other Comprehensive Loss	(46)	(45)

Total Shareholders’ Equity	6,376	6,120

Total Liabilities and Shareholders’ Equity	$21,025	$20,801

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to present fairly the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at September 27, 2002 and December 28, 2001, the results of its operations for the quarters and nine months ended September 27, 2002 and September 28, 2001, and its cash flows for the nine months ended September 27, 2002 and September 28, 2001, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2002 presentation.

The Company believes that the disclosures presented are accurate and not misleading, but suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s latest Annual Report and Form 10-K.

CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended September 27, 2002 and September 28, 2001, the 39-week periods ended September 27, 2002 and September 28, 2001, and as of December 28, 2001.

Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated statement of earnings.

NOTE 2.    EARNINGS PER SHARE

Earnings per share are based on the weighted-average number of common shares outstanding for the fiscal quarters and nine months ended September 27, 2002 and September 28, 2001. Earnings per share, assuming dilution, are based on the weighted-average number of common shares outstanding adjusted for the effect of potential common shares outstanding during the period, principally arising from employee stock plans. Share information for the fiscal quarters and nine months ended September 27, 2002 and September 28, 2001 is as follows:

	Quarters Ended		Nine Months Ended
	2002	2001	2002	2001
Potential Common Shares (Dilutive) included in
Calculation of Weighted Average Shares	0.6	0.7	0.9	0.7
Shares Issued for Options Exercised	—	0.2	1.0	0.7

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 2.    EARNINGS PER SHARE, Continued

Certain potential common shares outstanding at September 27, 2002 and September 28, 2001 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, accordingly, their effect is antidilutive. These shares totaled 33.8 million at a weighted-average exercise price of $46.32 per share at September 27, 2002 and 18.8 million with a weighted-average exercise price of $43.38 per share at September 28, 2001. A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share due to the dilutive effect of stock options and convertible debt.

NOTE 3.    NEW ACCOUNTING PRONOUNCEMENTS

In 2001, Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets,” was issued. Under the provisions of SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002 and incurred a charge of $83 million, $43 million after tax and consideration of minority interest, 20 cents per share as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite-lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and will not have a material effect on future earnings. The Company does not have any other indefinite lived intangible assets.

NOTE 4.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail, Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold ownership interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to certain operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Accounting and Financial Reporting Effects

CSX’s rail and intermodal operating revenue and expense includes activity from traffic moving on the territory acquired in the Conrail transaction. Rail operating expenses include an expense category, “Conrail Operating Fee, Rent and Services,” which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX’s proportionate share of Conrail’s net income or loss recognized under the equity method of accounting.

Detail of Conrail Operating Fee, Rents and Services

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Rents and Services	$86	$84	$260	$261
Purchase Price Amortization and Other	14	14	39	43
Equity in Income of Conrail	(18)	(15)	(51)	(53)

Total Conrail Operating Fees, Rent and Services	$82	$83	$248	$251

Conrail Financial Information

Summary financial information for Conrail for its fiscal periods ended September 30, 2002 and 2001, and at December 31, 2001, is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income Statement Information:
Revenues	$221	$223	$668	$685
Expenses	151	165	473	487

Operating Income	$70	$58	$195	$198

Net Income	$44	$35	$122	$127

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 4.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information, Continued

	September 30, 2002	December 31, 2001
Balance Sheet Information:
Current Assets	$323	$846
Property and Equipment and Other Assets	7,828	7,236

Total Assets	$8,151	$8,082

Current Liabilities	$448	$408
Long-term Debt	1,126	1,156
Other Long-term Liabilities	2,350	2,413

Total Liabilities	3,924	3,977

Stockholders’ Equity	4,227	4,105

Total Liabilities and Stockholders’ Equity	$8,151	$8,082

Transactions with Conrail

The agreement under which CSX operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSX’s option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying Conrail railroad system. Lease agreements for the Conrail equipment operated by CSX cover varying terms. CSX is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

As listed below, CSX has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements with Conrail. At December 28, 2001, CSX also had receivables from Conrail, principally for reimbursement of certain capital improvement costs. Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate notes, with CSX’s note maturing on March 28, 2007.

	September 27, 2002	December 28, 2001
CSX Payable to Conrail	$70	$88
CSX Receivable from Conrail	—	3
Conrail Advances to CSX	344	225
Interest Rates on Conrail Advances to CSX	2.11%	2.50%

Interest expense relating to the Conrail advances for the quarter and nine months ended September 27, 2002 was $2.0 million and $5.8 million, respectively. Interest expense for the quarter and nine months ended September 28, 2001 was $1.7 and $4.0, respectively.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 5.    ACCOUNTS RECEIVABLE

The Company sells revolving interests in its rail accounts receivable to public investors through a securitization program and to financial institutions through commercial paper conduit programs. The accounts receivable are sold, without recourse, to a wholly-owned, special-purpose subsidiary, which then transfers the receivables, with recourse, to a master trust. The securitization and conduit programs are accounted for as sales in accordance with SFAS 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Receivables sold under these arrangements are excluded from accounts receivable in the consolidated statement of financial position. At September 27, 2002, the agreements provide for the sale of up to $350 million in receivables through the securitization program and $200 million through the conduit program.

Accounts Receivable Sold (in millions):

	September 27, 2002	December 28, 2001
Securitization	$300	$300
Conduit	80	200

Total Accounts Receivable Sold	$380	$500

During the quarter ended September 27, 2002, the Company discontinued the sale of $120 million of accounts receivable included in the master trust, resulting in a $120 million increase in accounts receivable. The certificates issued under the securitization program bear interest at 6% annually and mature in June 2003. Receivables sold under the conduit program, which expires in December 2002, require yield payments based on prevailing commercial paper rates (1.92% at September 27, 2002) plus incremental fees. The Company’s retained interest in the receivables in the master trust were approximately $557 million and $466 million at September 27, 2002 and December 28, 2001, and are included in accounts receivable. Losses recognized on the sale of accounts receivable totaled $6 million and $20 million for the quarter and nine months ended September 27, 2002, respectively, and $8 million and $27 million for the quarter and nine months ended September 28, 2001, respectively.

The Company has retained the responsibility for servicing accounts receivable transferred to the master trust. The average servicing period is approximately one month. No servicing asset or liability has been recorded since fees the Company receives for servicing the receivables approximate the related costs.

The Company maintains an allowance for doubtful accounts based upon the expected collectibility of accounts receivable including receivables transferred to the master trust. Allowances for doubtful accounts of $139 million and $100 million have been applied as a reduction of accounts receivable at September 27, 2002 and December 28, 2001, respectively.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 6.    OPERATING EXPENSE

	Quarters Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Labor and Fringe	$720	$707	$2,165	$2,202
Materials, Supplies and Other	421	417	1,298	1,267
Conrail Operating Fee, Rent and Services	82	83	248	251
Building and Equipment Rent	161	155	463	477
Inland Transportation	104	83	267	252
Depreciation	163	154	470	462
Fuel	128	138	372	454

Total	$1,779	$1,737	$5,283	$5,365

NOTE 7.    OTHER INCOME(1)

	Quarters Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Interest Income	$7	$11	$22	$37
Income from Real Estate and Resort Operations(2)	45	24	88	74
Net Losses from Accounts Receivable Sold	(6)	(8)	(20)	(27)
Minority Interest	(13)	(9)	(31)	(27)
Equity Income (Losses) of Other Affiliates(3)	—	(1)	(5)	(20)
Miscellaneous Expense	(5)	(13)	(13)	(25)

Total	$28	$4	$41	$12

(1)	Prior periods have been reclassified to conform to current presentation.
(2)
Gross revenue from real estate and resort operations was $91 million and $205 million for the quarter and nine months ended September 27, 2002, respectively, and $66 million and $187 million for the quarter and nine months ended September 28, 2001, respectively.

(3)	Included in equity losses of other affiliates was the $14 million write-off of an investment in a non-rail affiliate during the nine-months ended September 28, 2001.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 8.    DEBT AND CREDIT AGREEMENTS

On March 8, 2002, the Company issued $400 million aggregate principal amount of 6.30% notes due 2012. Proceeds of the notes were applied in the refinancing of $450 million of debentures that matured in May 2002. During the nine months ended September 27, 2002, the Company issued commercial paper in the amount of $574 million at a weighted average rate of 1.92%. These borrowings were primarily used to make scheduled payments of long-term debt.

During the nine months ended September 27, 2002, the Company exchanged a $225 million note payable to Conrail for a new long-term note. Additionally, the note payable was increased by $119 million, for a total of $344 million. The note matures on March 28, 2007, and has been appropriately classified as long-term debt. (See Note 4)

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS

CSX has entered into interest rate swap agreements on the following fixed rate notes:

Principal / Notional Amount (millions)	Interest Rate	Maturity
$450	7.45%	May 1, 2007
300	7.25%	May 1, 2004
300	9.00%	August 15, 2006
150	5.85%	December 1, 2003
150	8.30%	May 1, 2032
50	6.46%	June 22, 2005

These agreements were entered for interest rate risk exposure management purposes and mature at the time the related notes are due. Under these agreements, the Company will pay variable interest based on LIBOR in exchange for fixed rate payments (on September 27, 2002 the variable and fixed rate weighted averages were 5.02% and 7.62%, respectively), effectively transforming the notes to floating rate obligations. Accordingly, the instruments qualify, and are designated, as fair value hedges.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current and prior year periods. Long-term debt has been increased $78 million and decreased $26 million for the fair market value of the interest rate swap agreements at September 27, 2002 and December 28, 2001, respectively.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS, Continued

The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Statement of Cash Flows. For the quarter and nine months ended September 27, 2002, the Company reduced interest expense by approximately $8 million and $24 million, respectively, as a result of the interest rate swap agreements that were in place during that period. For the quarter and nine months ended September 28, 2001, interest expense was reduced by approximately $1 million.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 10.    COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has entered into fuel purchase agreements for approximately 50% of its fuel requirements over the next three months. The Company has not entered into any fuel purchase agreements for 2003. At September 27, 2002, the agreements amount to approximately 70 million gallons in commitments at a weighted average of 78 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price.

The Company also has a commitment under a long-term maintenance program for approximately 40% of the fleet of locomotives of CSX Transportation, Inc. (CSXT), a subsidiary of CSX. The agreement expires in 2025 and totals $2.6 billion.

Contingencies

Self-Insurance

The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. It also self-insures at reasonable levels, based on its assessment of market risks and practices.

Casualty

CSX incurs claims for occupational injuries, personal injuries and accidents. Casualty reserves are estimated based upon the first reporting of an accident or personal injury, and updated as information develops. Liabilities for accidents are based upon the type and severity of the injury or claim and current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred, but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred, but not reported occupational injuries. Occupational injury, personal injury and accident liabilities amount to $633 million and $666 million at September 27, 2002 and December 28, 2001, respectively.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.    COMMITMENTS AND CONTINGENCIES, Continued

Contingencies, Continued

Environmental

CSXT is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (PRP) at 89 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in a number of administrative and judicial proceedings and other clean-up efforts at 206 sites. The 206 sites where it is participating in the study or clean-up of alleged environmental contamination include the 89 Superfund sites described above.

At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy of evidence connecting CSXT to the location, and the number, connection, financial position and ability to pay of other named and unnamed PRPs at the location.

Based upon the assessment review process, CSXT has recorded, and reviews at least quarterly for adequacy, reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 27, 2002, and December 28, 2001 were $34 and $32 million, respectively. These recorded liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability has been accrued for future costs for all sites where the Company’s obligation is probable and where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 27, 2002 environmental liability is expected to be paid out over the next five to seven years, funded by cash generated from operations.

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

Contingencies, Continued

Sale Of International Container-Shipping Assets

In December 1999, CSX sold certain assets comprising Sea-Land’s international liner business to A. P. Moller-Maersk Line (Maersk). Maersk acquired vessels, containers, certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provided for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing working capital adjustment, and this amount is currently in dispute. This matter, together with certain other issues relating to contractual obligations of the Company relating to the sale of international container shipping assets, has been submitted to arbitration.

In addition to the disputes relating to the sale of the international container shipping assets, CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal operated by Sea-Land prior to its sale to Maersk. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk and is seeking compensation from CSX related to the alleged breach. CSX has advised Maersk that CSX will hold it responsible for any damages that may result from this dispute. An initial arbitration hearing has been held to establish whether CSX is liable for ECT’s claim, and a ruling on that issue is expected in December 2002. Management believes that valid defenses to this claim exist. If the arbitration panel determines that there is liability, a separate hearing will be set to fix the amount of any damages.

Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land’s International Liner business and the financial results in future reporting periods.

New Orleans Tank Car Fire

CSXT’s settlement of the New Orleans Tank Car Fire Litigation was $220 million, of which approximately $135 million was funded by CSXT’s insurers, and was paid during the third quarter of 2002 to the plaintiffs’ representatives.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 10.    COMMITMENTS AND CONTINGENCIES, Continued

Contingencies, Continued

Contract Settlement

In July, the Company received $44 million as the first of two payments to settle a contract dispute. In the quarter ended September 27, 2002, the Company recognized approximately $7 million of this first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized ratably over the contract period, which ends in 2020. The second payment of $23 million is due in January 2003 and will be recognized over the contract period which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

Other Legal Proceedings

A number of other legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material effect on CSX’s consolidated financial position, results of operations or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

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

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the CSX Annual Report on Form 10-K, except that for segment reporting purposes, CSX includes minority interest expense on the International Terminals segment’s joint venture businesses in operating expense. These amounts are reclassified in CSX’s consolidated financial statements to other expense. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, at current market prices.

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.    BUSINESS SEGMENTS, Continued

Business segment information for the quarters and nine months ended September 27, 2002 and September 28, 2001 is as follows:

	Surface Transportation			Marine Services
	Rail	Intermodal	Total	Domestic Container Shipping	International Terminals	Total	Total
Quarter ended September 27, 2002:
Revenues from external customers	$1,473	$306	$1,779	$215	$64	$279	$2,058
Intersegment revenues	—	7	7	—	—	—	7
Segment operating income	188	39	227	22	18	40	267
Assets	12,657	520	13,177	303	949	1,252	14,429
Quarter ended September 28, 2001:
Revenues from external customers	$1,495	$281	$1,776	$181	$58	$239	$2,015
Intersegment revenues	—	5	5	—	—	—	5
Segment operating income	200	37	237	17	20	37	274
Assets	12,826	437	13,263	404	868	1,272	14,535
Nine Months ended September 27, 2002:
Revenues from external customers	$4,497	$851	$5,348	$565	$179	$744	$6,092
Intersegment revenues	—	20	20	—	1	1	21
Segment operating income	609	105	714	32	45	77	791
Assets	12,657	520	13,177	303	949	1,252	14,429
Nine Months ended September 28, 2001:
Revenues from external customers	$4,583	$812	$5,395	$510	$176	$686	$6,081
Intersegment revenues	—	15	15	—	2	2	17
Segment operating income	585	76	661	21	50	71	732
Assets	12,826	437	13,263	404	868	1,272	14,535

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 11.    BUSINESS SEGMENTS, Continued

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Quarters Ended		Nine Months Ended
	September 27, 2002	September 28, 2001	September 27, 2002	September 28, 2001
Revenues:
Total external revenues for business segments	$2,058	$2,015	$6,092	$6,081
Intersegment revenues for business segments	7	5	21	17
Elimination of intersegment revenues	(7)	(5)	(21)	(17)
Other	(3)	4	—	20

Total consolidated revenues	$2,055	$2,019	$6,092	$6,101

Operating Income:
Total operating income for business segments	$267	$274	$791	$732
Reclassification of minority interest expense for International Terminals segment	13	9	31	27
Other unallocated expenses	(4)	(1)	(13)	(23)

Total consolidated operating income	$276	$282	$809	$736

	September 27, 2002	September 28, 2001
Assets:
Assets for business segments	$14,429	$14,535
Investment in Conrail	4,667	4,677
Elimination of intercompany receivables	(222)	(91)
Non-segment assets	2,151	1,485

Total consolidated assets	$21,025	$20,606

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES

During 1987, CSX Lines entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). The September 27, 2002, September 28, 2001, and December 28, 2001 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and obligor are as follows (amounts in millions):

CONSOLIDATED STATEMENT OF EARNINGS

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated

Quarter ended September 27, 2002
Operating Revenue	$—	$215	$1,903	$(63)	$2,055
Operating Expense	(58)	193	1,704	(60)	1,779

Operating Income (Loss)	58	22	199	(3)	276
Other Income (Expense)	161	1	43	(177)	28
Interest Expense	97	1	23	(13)	108

Earnings (Loss) before Income Taxes	122	22	219	(167)	196
Income Tax Expense (Benefit)	13	8	48	—	69

Net Earnings (Loss)	$109	$14	$171	$(167)	$127

Quarter ended September 28, 2001
Operating Revenue	$—	$181	$1,949	$(111)	$2,019
Operating Expense	(59)	164	1,741	(109)	1,737

Operating Income (Loss)	59	17	208	(2)	282
Other Income (Expense)	152	3	22	(173)	4
Interest Expense	116	4	29	(20)	129

Earnings (Loss) before Income Taxes	95	16	201	(155)	157
Income Tax Expense (Benefit)	(20)	6	71	—	57

Net Earnings (Loss)	$115	$10	$130	$(155)	$100

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES, Continued

CONSOLIDATED STATEMENT OF EARNINGS

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Nine Months Ended September 27, 2002
Operating Revenue	$—	$565	$5,691	$(164)	$6,092
Operating Expense	(194)	533	5,100	(156)	5,283

Operating Income (Loss)	194	32	591	(8)	809
Other Income (Expense)	378	5	83	(425)	41
Interest Expense	299	6	73	(40)	338

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	273	31	601	(393)	512
Income Tax Expense (Benefit)	34	12	136	—	182

Earnings (Loss) before Cumulative Effect of Accounting Change	239	19	465	(393)	330
Cumulative Effect of Accounting Change	—	—	(43)	—	(43)

Net Earnings (Loss)	$239	$19	$422	$(393)	$287

Nine Months Ended September 28, 2001
Operating Revenue	$—	$510	$5,920	$(329)	$6,101
Operating Expense	(150)	489	5,349	(323)	5,365

Operating Income (Loss)	150	21	571	(6)	736
Other Income (Expense)	389	6	75	(458)	12
Interest Expense	360	10	94	(67)	397

Earnings (Loss) before Income Taxes	179	17	552	(397)	351
Income Tax Expense (Benefit)	(70)	6	187	—	123

Net Earnings (Loss)	$249	$11	$365	$(397)	$228

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES, Continued

CONSOLIDATING STATEMENT OF CASH FLOWS

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Nine Months Ended September 27, 2002
Operating Activities:
Net Cash Provided (Used) by Operating Activities	$257	$(3)	$620	$(181)	$693

Investing Activities:
Property Additions	(4)	(16)	(723)	—	(743)
Short-term Investments-net	(17)	(26)	220	—	177
Other Investing Activities	(25)	18	(64)	13	(58)

Net Cash Used by Investing Activities	(46)	(24)	(567)	13	(624)

Financing Activities:
Short-term Debt-Net	570	—	1	—	571
Long-term Debt Issued	518	—	1	—	519
Long-term Debt Repaid	(950)	—	(163)	—	(1,113)
Dividends Paid	(65)	—	(157)	157	(65)
Other Financing Activities	25	—	(34)	11	2

Net Cash Provided (Used) by Financing Activities	98	—	(352)	168	(86)

Net Increase (Decrease) in Cash and Cash Equivalents	309	(27)	(299)	—	(17)
Cash and Cash Equivalents at Beginning of Period	156	52	(71)	—	137

Cash and Cash Equivalents at End of Period	$465	$25	$(370)	$—	$120

Nine Months Ended September 28, 2001
Operating Activities:
Net Cash Provided (Used) by Operating Activities	$(128)	$36	$557	$(26)	$439

Investing Activities:
Property Additions	—	(5)	(623)	—	(628)
Short-term Investments-net	(35)	—	—	—	(35)
Other Investing Activities	(885)	1	937	(1)	52

Net Cash Used by Investing Activities	(920)	(4)	314	(1)	(611)

Financing Activities:
Short-term Debt-Net	(127)	—	—	—	(127)
Long-term Debt Issued	500	—	—	—	500
Long-term Debt Repaid	(60)	—	(135)	—	(195)
Dividends Paid	(152)	—	(24)	27	(149)
Other Financing Activities	711	76	(773)	1	15

Net Cash Provided (Used) by Financing Activities	872	76	(932)	28	44

Net Increase (Decrease) in Cash and Cash Equivalents	(176)	108	(61)	1	(128)
Cash and Cash Equivalents at Beginning of Period	(134)	(94)	489	—	261

Cash and Cash Equivalents at End of Period	$(310)	$14	$428	$1	$133

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES, Continued

	Consolidating Statement of Financial Position September 27, 2002
	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$559	$25	$(162)	$—	$422
Accounts Receivable, Net	51	30	1,107	(233)	955
Materials and Supplies	—	18	194	—	212
Deferred Income Taxes	—	—	122	—	122
Other Current Assets	5	4	325	(135)	199

Total Current Assets	615	77	1,586	(368)	1,910
Properties	33	386	18,112	—	18,531
Accumulated Depreciation	(29)	(261)	(5,032)	—	(5,322)

Properties, Net	4	125	13,080	—	13,209
Investment in Conrail	345	—	4,322	—	4,667
Affiliates and Other Companies	2	84	409	(33)	462
Investment in Consolidated Subsidiaries	12,851	—	396	(13,247)	—
Other Long-term Assets	995	17	331	(566)	777

Total Assets	$14,812	$303	$20,124	$(14,214)	$21,025

LIABILITIES
Current Liabilities
Accounts Payable	$109	$89	$855	$(160)	$893
Labor and Fringe Benefits Payable	24	19	394	—	437
Payable to Affiliates	—	—	135	(135)	—
Casuality, Environmental and Other Reserves	1	3	244	—	248
Current Maturities of Long-term Debt	—	—	230	—	230
Short-term Debt	570	—	4	—	574
Income and Other Taxes Payable	1,465	10	(1,275)	(8)	192
Other Current Liabilities	36	20	183	(65)	174

Total Current Liabilities	2,205	141	770	(368)	2,748
Casuality, Environmental and Other Reserves	3	3	635	—	641
Long-term Debt	5,431	—	1,003	—	6,434
Deferred Income Taxes	—	7	3,643	—	3,650
Long-term Payable to Affiliates	396	—	170	(566)	—
Other Long-term Liabilities	369	46	793	(32)	1,176

Total Liabilities	8,404	197	7,014	(966)	14,649

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,525	73	8,252	(8,325)	1,525
Retained Earnings	4,682	33	4,285	(4,318)	4,682
Accumulated Other Comprehensive Loss	(14)	—	(32)	—	(46)

Total Shareholder’s Equity	6,408	106	13,110	(13,248)	6,376

Total Liabilities and Shareholder’s Equity	$14,812	$303	$20,124	$(14,214)	$21,025

CSX CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), Continued
(All Tables in Millions of Dollars, Except Per Share Amounts)

NOTE 12.    SUMMARIZED CONSOLIDATING FINANCIAL DATA—CSX LINES, Continued

	Consolidating Statement of Financial Position December 28, 2001
	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$225	$55	$339	$(1)	$618
Accounts Receivable, Net	58	8	1,036	(224)	878
Materials and Supplies	—	14	192	—	206
Deferred Income Taxes	—	—	162	—	162
Other Current Assets	4	36	295	(125)	210

Total Current Assets	287	113	2,024	(350)	2,074
Properties	29	453	17,669	—	18,151
Accumulated Depreciation	(27)	(286)	(4,866)	—	(5,179)

Properties, Net	2	167	12,803	—	12,972
Investment in Conrail	353	—	4,302	—	4,655
Affiliates and Other Companies	2	85	326	(31)	382
Investment in Consolidated Subsidiaries	12,641	—	396	(13,037)	—
Other Long-term Assets	985	137	184	(588)	718

Total Assets	$14,270	$502	$20,035	$(14,006)	$20,801

LIABILITIES
Current Liabilities
Accounts Payable	$86	$81	$965	$(166)	$966
Labor and Fringe Benefits Payable	17	13	388	—	418
Payable to Affiliates	—	2	123	(125)	—
Casuality, Environmental and Other Reserves	1	3	246	—	250
Current Maturities of Long-term Debt	850	21	173	—	1,044
Short-term Debt	225	—	—	—	225
Income and Other Taxes Payable	1,296	25	(1,220)	—	101
Other Current Liabilities	38	20	300	(59)	299

Total Current Liabilities	2,513	165	975	(350)	3,303
Casuality, Environmental and Other Reserves	4	4	682	—	690
Long-term Debt	4,680	132	1,027	—	5,839
Deferred Income Taxes	—	83	3,538	—	3,621
Long-term Payable to Affiliates	396	—	192	(588)	—
Other Long-term Liabilities	525	48	685	(30)	1,228

Total Liabilities	8,118	432	7,099	(968)	14,681

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	214	—	209	(209)	214
Other Capital	1,492	57	8,243	(8,300)	1,492
Retained Earnings	4,459	13	4,120	(4,133)	4,459
Accumulated Other Comprehensive Loss	(13)	—	(32)	—	(45)

Total Shareholder’s Equity	6,152	70	12,936	(13,038)	6,120

Total Liabilities and Shareholder’s Equity	$14,270	$502	$20,035	$(14,006)	$20,801

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CSX follows a 52/53-week fiscal reporting calendar. Fiscal years 2002 and 2001 consist of 52 weeks ending on December 27, 2002 and December 28, 2001, respectively. The financial statements presented are for the 13-week quarters ended September 27, 2002 and September 28, 2001, the 39-week periods ended September 27, 2002 and September 28, 2001, and as of December 28, 2001.

Consolidated Results

Third Quarter 2002 Compared with 2001

CSX reported net earnings of $127 million, or 60 cents per share for the quarter ended September 27, 2002, as compared to $100 million, or 47 cents per share in the quarter a year ago. The increase in earnings over the prior year period resulted primarily from real estate gains included in other income and decreased interest expense, offset slightly by lower operating income.

Operating income was $276 million for the quarter ended September 27, 2002, a decrease of 2% compared to operating income of $282 million for the same quarter in 2001. This decrease is a result of a decline in Surface Transportation operating income. Operating revenue increased to $2.06 billion in the third quarter of 2002 from $2.02 billion in the prior year period. This 2% increase is primarily a result of improved revenue in the Marine Services segments. However, this increase was offset by higher operating expenses of $1.78 billion in the current quarter, an increase from $1.74 billion in the prior year quarter, primarily due to Marine Services results.

Other income was $28 million in the quarter ended September 27, 2002, as compared with $4 million reported in the same quarter of 2001. The $24 million increase primarily relates to real estate gains as well as improved resort operating results over the same period of the prior year. Interest expense benefited from refinancing at lower rates and favorable impact due to the interest rate swap program, which has converted expense related to fixed rate debt to variable. This resulted in a decrease of $21 million or 16%, from $129 million in the prior year quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Surface Transportation Results

The following tables provide Surface Transportation operating results:

Quarters Ended September 27, 2002 and September 28, 2001
(Millions) (Unaudited)

	Rail		Intermodal		Surface Transportation
	2002	2001	2002	2001	2002	2001
Operating Revenue	$1,473	$1,495	$313	$286	$1,786	$1,781
Operating Expense
Labor and Fringe	629	624	16	15	645	639
Materials, Supplies and Other	295	312	46	41	341	353
Conrail Operating Fees, Rents and Services	82	83	—	—	82	83
Building and Equipment Rent	117	108	34	32	151	140
Inland Transportation	(93)	(94)	171	154	78	60
Depreciation	146	139	7	7	153	146
Fuel	109	123	—	—	109	123

Total Operating Expense	1,285	1,295	274	249	1,559	1,544

Operating Income	$188	$200	$39	$37	$227	$237
Operating Ratio	87.2%	86.6%	87.5%	87.1%	87.3%	86.7%

Nine months Ended September 27, 2002 and September 28, 2001
(Millions) (Unaudited)

	Rail		Intermodal		Surface Transportation
	2002	2001	2002	2001	2002	2001
Operating Revenue	$4,497	$4,583	$871	$827	$5,368	$5,410
Operating Expense
Labor and Fringe	1,900	1,941	49	48	1,949	1,989
Materials, Supplies and Other	938	921	131	128	1,069	1,049
Conrail Operating Fees, Rents and Services	248	251	—	—	248	251
Building & Equipment Rent	326	341	98	90	424	431
Inland Transportation	(271)	(280)	466	462	195	182
Depreciation	422	416	22	23	444	439
Fuel	325	408	—	—	325	408

Total Operating Expense	3,888	3,998	766	751	4,654	4,749

Operating Income	$609	$585	$105	$76	$714	$661
Operating Ratio	86.5%	87.2%	87.9%	90.8%	86.7%	87.8%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Surface Transportation Results, Continued

Rail

The rail segment earned $188 million in operating income for the quarter ended September 27, 2002, compared to $200 million reported in the third quarter of 2001. The $12 million, or 6%, decline resulted from lower revenue.

Operating revenue decreased to $1.473 billion in the current period from $1.495 billion in the same quarter of the prior year. The $22 million decrease resulted from weak coal demand, which offset gains in merchandise and automotive revenues.

Merchandise revenue was up $19 million or 2% over the prior year period due to volume and price increases. This increase was due to the continued strong performance of phosphates and fertilizers as well as year-over-year improvements in metals, paper and forest, and chemical volumes. Agriculture volumes were down in the quarter because of a decline in the demand for export grain. The phosphates and fertilizers, agricultural, chemicals, minerals, and emerging markets commodity groups realized yield improvements as compared to the prior year period.

Automotive revenue was up $11 million or 6% due to yield improvements driven primarily by favorable mix and extended linehauls. Automotive sales are favorably affected by continued dealer incentives. The continuing increase in light truck production capacity is driving volume growth.

Coal, coke and iron ore revenue was down $34 million versus the prior year. Coal volumes were down 6% and revenue was down 8%. Unfavorable export, metallurgical, lake, and industrial coal are a result of plant closings and reduced competitive standing of U.S. coal in international markets. Pricing and increased tons per car continue to improve revenue per car yield, but were offset by mix changes, including short-haul modal conversions to the river, and decline in higher revenue per car movements, such as export and long-haul southern utility traffic.

The operating ratio was 87.2% for the quarter from 86.6% for the quarter the year before. Operating expenses decreased to $1.29 billion for the quarter ended September 28, 2002, from $1.30 billion in the prior year period. This $10 million decrease is attributed to lower materials, supplies, and other and fuel expenses partially offset by increased labor and fringe benefits, building and equipment rent and depreciation.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Surface Transportation Results, Continued

Rail, Continued

Labor and fringe benefits increased $5 million primarily due to wage inflation and increased healthcare costs, partially offset by headcount reductions. Building and equipment rent expense increased $9 million or 8% primarily as a result of unanticipated car hire reclaims from another railroad, which should not recur.

Fuel costs were down $14 million, $13 million due to lower fuel price. The net impact on operating income of reduced fuel price was $4 million, since $9 million of fuel surcharge revenue was discontinued.

Materials, supplies and other expense improved by $17 million as compared to the prior year quarter primarily due to reductions in personal injuries, derailment and other costs. Expenses associated with the Baltimore tunnel fire last year were offset by insurance recoveries in the same period.

In addition, several cost categories reflected expenses associated with train speed restrictions due to the heat orders that were put in place during the height of the Company’s maintenance program in August and part of September.

Intermodal

CSX Intermodal (“CSXI”) reported third quarter 2002 operating income of $39 million, compared with $37 million for the corresponding quarter in 2001. The $2 million increase resulted from higher revenue, offset by increased costs of operations.

Revenue was $313 million for the quarter ended September 27, 2002, compared to $286 million for the same quarter last year. The revenue improvement is attributable to increased volume in both international and domestic markets. Domestic shipments realized a 9% volume increase driven by strong domestic container demand and new internet trucking brokerage initiatives. The international container business realized a 10% volume increase, benefiting from strong growth of increased imports. Some pre-shipping in anticipation of the West Coast labor disruptions contributed to growth.

Operating expense increased to $274 million for the 2002 quarter from $249 million for the quarter a year before. This higher expense resulted primarily from higher inland transportation expense of $17 million due to higher volume.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Surface Transportation Results, Continued

The following tables provide rail and intermodal carload and revenue data by service group and commodity for the quarters and nine months ended September 27, 2002 and September 28, 2001:

	Third Quarter Carloads (Thousands)			Third Quarter Revenue (Millions of Dollars)
	2002	2001	% Change	2002	2001	% Change
Rail:
Merchandise
Phosphates and Fertilizer	113	101	12	$73	$63	16
Metals	83	81	2	104	102	2
Food and Consumer Products	41	41	—	53	54	(2)
Paper and Forest Products	122	120	2	161	161	—
Agricultural Products	86	88	(2)	116	118	(2)
Chemicals	124	123	1	224	216	4
Minerals	21	23	(9)	33	36	(8)
Emerging Markets	115	117	(2)	107	102	5

Total Merchandise	705	694	2	871	852	2
Automotive	124	119	4	195	184	6
Coal, Coke and Iron Ore
Coal	395	422	(6)	382	417	(8)
Coke	9	10	(10)	12	12	—
Iron Ore	13	12	8	7	6	17

Total Coal, Coke and Iron Ore	417	444	(6)	401	435	(8)
Other	—	—	—	6	24	(75)

Total Rail	1,246	1,257	(1)	1,473	1,495	(1)

Intermodal:
Domestic	252	231	9	178	159	12
International	314	286	10	133	121	10
Other	—	—	—	2	6	(67)

Total Intermodal	566	517	9	313	286	9

Total Surface Transportation	1,812	1,774	2	$1,786	$1,781	—

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Surface Transportation Results, Continued

	Nine Months Loads (Thousands)			Nine Months Revenue (Millions of Dollars)
	2002	2001	% Change	2002	2001	% Change
Rail:
Merchandise
Phosphates and Fertilizer	351	325	8	$245	$227	8
Metals	240	245	(2)	302	304	(1)
Food and Consumer Products	122	122	—	161	163	(1)
Paper and Forest Products	360	363	(1)	479	482	(1)
Agricultural Products	265	280	(5)	362	377	(4)
Chemicals	378	380	(1)	681	673	1
Minerals	66	70	(6)	101	107	(6)
Emerging Markets	323	327	(1)	301	290	4

Total Merchandise	2,105	2,112	—	2,632	2,623	—
Automotive	401	385	4	626	591	6
Coal, Coke and Iron Ore
Coal	1,178	1,291	(9)	1,142	1,248	(8)
Coke	26	31	(16)	39	36	8
Iron Ore	26	30	(13)	15	17	(12)

Total Coal, Coke and Iron Ore	1,230	1,352	(9)	1,196	1,301	(8)
Other	—	—	—	43	68	(37)

Total Rail	3,736	3,849	(3)	4,497	4,583	(2)

Intermodal:
Domestic	714	660	8	498	457	9
International	870	835	4	367	358	3
Other	—	—	—	6	12	(50)

Total Intermodal	1,584	1,495	(6)	871	827	5

Total Surface Transportation	5,320	5,344	—	$5,368	$5,410	(1)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Marine Services Results

The following tables provide Marine Services operating results:

Quarters Ended September 27, 2002 and September 28, 2001
(Millions of Dollars)(Unaudited)

	Domestic Container Shipping		International Terminals		Eliminations		Marine Services
	2002	2001	2002	2001	2002	2001	2002	2001
Operating Revenue	$215	$181	$64	$58	$—	$—	$279	$239
Operating Expense
Labor and Fringe	61	53	14	16	—	—	75	69
Materials, Supplies and Other	65	52	19	15	—	—	84	67
Building and Equipment Rent	10	13	3	2	—	—	13	15
Inland Transportation	33	25	3	1	—	—	36	26
Depreciation	5	6	3	2	—	—	8	8
Fuel	19	15	—	—	—	—	19	15
Miscellaneous	—	—	4	2	—	—	4	2

Total Operating Expense	193	164	46	38	—	—	239	202

Operating Income	$22	$17	$18	$20	$—	$—	$40	$37
Operating Ratio	89.8%	90.6%	71.9%	65.5%			85.7%	84.5%

Nine Months Ended September 27, 2002 and September 28, 2001
(Millions of Dollars)(Unaudited)

	Domestic Container Shipping		International Terminals		Eliminations		Marine Services
	2002	2001	2002	2001	2002	2001	2002	2001
Operating Revenue	$565	$510	$180	$178	$(1)	$(2)	$744	$686
Operating Expense
Labor and Fringe	169	159	45	47	—	—	214	206
Materials, Supplies and Other	179	153	59	57	(1)	(2)	237	208
Building and Equipment Rent	38	39	7	7	—	—	45	46
Inland Transportation	86	74	6	5	—	—	92	79
Depreciation	14	18	7	5	—	—	21	23
Fuel	47	46	—	—	—	—	47	46
Miscellaneous	—	—	11	7	—	—	11	7

Total Operating Expense	533	489	135	128	(1)	(2)	667	615

Operating Income	$32	$21	$45	$50	$—	$—	$77	$71
Operating Ratio	94.3%	95.9%	75.0%	71.9%			89.7%	89.7%

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

Marine Services Results, Continued

Domestic Container Shipping

Domestic container shipping operating income was up 29% to $22 million in the 2002 third quarter versus $17 million in the prior year quarter as a result of higher revenue. Revenue was $215 million in the third quarter of 2002 as compared to $181 million in 2001. This $34 million, or 19%, increase is a result of market share gains in the Hawaii and Puerto Rico tradelanes. Expenses increased to $193 million in the third quarter of 2002, as compared to $164 million in the prior year quarter as a result of the increased volume, which required the deployment of an additional vessel in the Puerto Rico trade. Higher fuel prices also had a $3 million negative impact on operating expense. The operating ratio decreased to 89.8% for the quarter ended September 27, 2002, from 90.6% in the prior year quarter.

International Terminals

International terminals operating income was $18 million in the 2002 third quarter, compared to the $20 million reported in the quarter a year ago. Revenue increased $6 million quarter over quarter to $64 million. The revenue increase was offset by $8 million of higher costs primarily due to severance costs and minority interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

RESULTS OF OPERATIONS, CONTINUED

First Nine Months 2002 Compared with 2001

For the first nine months of the year, CSX reported net earnings of $287 million, $1.35 per share, as compared to $228 million, $1.07 per share in the period a year ago. Included in the results for the first nine months of 2002 is an after-tax charge of $43 million, or 20 cents per share as a result of a cumulative effect of an accounting change relating to indefinite-lived intangible assets.

The cumulative effect of accounting change relates to the adoption of Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets.” Under the provisions of SFAS 142, goodwill and other indefinite-lived intangible assets are no longer amortized but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002. These indefinite-lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and will not have a material effect on future earnings. The Company does not have any other indefinite-lived intangible assets.

Before the cumulative effect of accounting change, earnings for the nine months ended September 27, 2002 were $330 million, or $1.55 cents per share. The increase in earnings over the prior year period is a result of operating income growth relating to decreased fuel and labor and fringe expense, increased other income and lower interest expense.

Operating income was $809 million in the nine months ended September 27, 2002, an increase of 10% over the $736 million reported in the same period in 2001. Revenues decreased slightly, but operating expenses were down 2%.

Other income was $41 million in the nine month period ended September 27, 2002, up from $12 million reported in the same period of 2001. This increase is primarily attributed to increased income from real estate and resort operations, and decreased equity losses of other affiliates due to the 2001 write-off of $14 million of an investment in a non-rail affiliate, offset by decreased interest income attributed to lower interest rates.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $422 million at September 27, 2002, a decrease of $196 million since December 28, 2001.

Primary sources of cash and cash equivalents during the nine months ended September 27, 2002 were normal transportation operations and the issuance of $519 million of long-term debt. Primary uses of cash and cash equivalents were property additions, scheduled repayments of long-term debt, and the payment of dividends. In addition, cash from operations was negatively affected by the reduction in the sale of accounts receivable and the $85 million payment related to the New Orleans Settlement. Long-term debt totaling $1.1 billion was repaid in the first nine months of 2002 using cash from operations, the issuance of a $400 million note in the first quarter of 2002 and other short-term commercial paper borrowings. For the nine months ended September 27, 2002, $23 million of overall debt was repaid, which is an improvement of $201 million over the previous year’s nine month period. Total dividends paid for the nine-month period was $65 million as compared to $149 million in the same period of the prior year due to CSX adjusting its quarterly dividends from 30 cents per share to 10 cents per share in the third quarter of 2001.

CSX’s working capital deficit at September 27, 2002 was $838 million, down from $1.2 billion at December 28, 2001. This decrease is primarily attributable to $450 million of currently maturing notes being refinanced with the proceeds of $400 million of newly issued long-term notes and available cash.

A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory requirements. CSX also has $1.1 billion of remaining capacity under a shelf registration that may be used, subject to market conditions, to issue debt or other securities at the Company’s discretion, and $1.3 billion in available line of credit facilities which can be used at the Company’s discretion. Commercial paper balances outstanding at September 27, 2002 that are supported by the existing line of credit facilities totaled $574 million, and are included in reported balances of short-term debt.

Financial Data

	(Dollars in Millions)
	September 27, 2002		December 28, 2001
Cash, Cash Equivalents and Short-Term Investments	$422		$618
Working Capital (Deficit)	$(838)		$(1,229)
Current Ratio	0.7		0.6
Debt Ratio	52%		51%
Ratio of Earnings to Fixed Charges	2.2	x	1.7	x

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OUTLOOK

The West Coast port labor situation will have some negative impact on both revenue and expense in the fourth quarter to CSX Intermodal and CSX Lines.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) completed the acquisition of Conrail, Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the northeastern United States, and its rail network extends into several midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold ownership interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to certain operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail service in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSX and Norfolk Southern for which it is compensated on the basis of usage by the respective railroads.

Accounting and Financial Reporting Effects

CSX’s rail and intermodal operating revenue and expense includes activity from traffic moving on the territory acquired in the Conrail transaction. Rail operating expenses include an expense category, “Conrail Operating Fee, Rent and Services,” which reflects payments to Conrail for the use of right-of-way and equipment, as well as charges for transportation, switching, and terminal services in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern. This expense category also includes amortization of the fair value write-up arising from the acquisition of Conrail, as well as CSX’s proportionate share of Conrail’s net income or loss recognized under the equity method of accounting.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, CONTINUED

Conrail Financial Information

Summary financial information for Conrail for its fiscal periods ended September 30, 2002 and 2001, and at December 31, 2001, is as follows:

	Quarters Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income Statement Information:
Revenues	$221	$223	$668	$685
Expenses	151	165	473	487

Operating Income	$70	$58	$195	$198

Net Income	$44	$35	$122	$127

	September 30, 2002	December 31, 2001
Balance Sheet Information:
Current Assets	$323	$846
Property and Equipment and Other Assets	7,828	7,236

Total Assets	$8,151	$8,082

Current Liabilities	$448	$408
Long-Term Debt	1,126	1,156
Other Long-Term Liabilities	2,350	2,413

Total Liabilities	3,924	3,977

Stockholders’ Equity	4,227	4,105

Total Liabilities and Stockholders’ Equity	$8,151	$8,082

Conrail’s Results of Operations

Conrail reported operating revenue of $221 million for the quarter ended September 30, 2002, compared to $223 million for the prior year quarter.

Conrail’s operating expenses for the quarter ended September 30, 2002 were $151 million, compared with $165 million for the 2001 quarter. This decrease is primarily a result of lower shared area costs and certain adjustments to reflect lower reserve requirements for car hire, overcharges, interline and other claims.

Conrail reported net income of $44 million for the third quarter of 2002, compared to $35 million for the 2001 quarter. The net income increase in the quarter reflects the lower expenses noted above as well as the recognition of interest on federal tax refunds.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, CONTINUED

Conrail’s Results of Operations, Continued

Conrail had a working capital deficit of $125 million at September 30, 2002, compared with working capital of $438 million at December 31, 2001. The change is largely the result of the exchange of the demand notes receivable from Norfolk Southern and CSX for new longer-term notes. Conrail is expected to have sufficient cash flow to meet its ongoing obligations.

OTHER MATTERS

Sale of International Container-Shipping Assets

In December 1999, CSX sold certain assets comprising Sea-Land’s international liner business to A. P. Moller-Maersk Line (Maersk). Maersk acquired vessels, containers, certain terminal facilities and various other assets and related liabilities of the international liner business. The agreement with Maersk provided for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing working capital adjustment, and this amount is currently in dispute. This matter, together with certain other issues relating to contractual obligations of the Company relating to the sale of international container shipping assets, has been submitted to arbitration.

In addition to the disputes relating to the sale of the international container shipping assets, CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (ECT), owner of the Rotterdam Container Terminal operated by Sea-Land prior to its sale to Maersk. ECT has claimed that the sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreements. ECT has refused to accept containers at the former Sea-Land facility tendered by Maersk and is seeking compensation from CSX related to the alleged breach. CSX has also advised Maersk that CSX will hold it responsible for any damages that may result from this dispute. An initial arbitration hearing has been held to establish whether CSX is liable for ECT’s claim, and a ruling on that issue is expected in December 2002. Management believes that valid defenses to this claim exist. If the arbitration panel determines that there is liability, a separate hearing will be set to fix the amount of any damages.

Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land’s International Liner business and the financial results in future reporting periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, CONTINUED

OTHER MATTERS, CONTINUED

New Orleans Tank Car Fire

CSXT’s settlement of the New Orleans Tank Car Fire Litigation was $220 million, of which approximately $135 million was funded by CSXT’s insurers, and was paid during the third quarter of 2002 to the plaintiffs’ representatives.

FORWARD LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items: projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items; statements of management’s plans, strategies and objectives for future operations, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; statements concerning proposed new products and services; and statements regarding future economic, industry or market conditions or performance. Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. Forward-looking statements speak only as of the date they are made, and the Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.

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

CSX addresses exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of interest rate swap agreements on $1.4 billion of debt (see Note 9). CSX does not hold or issue derivative financial instruments for trading purposes. In the event of a 1% variance in the LIBOR interest rate, the interest expense related to these agreements would be changed by $14 million on an annual basis. The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate non-performance by such counter-parties.

At September 27, 2002 and December 28, 2001, CSX had approximately $1.1 billion and $625 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would have a $11 million effect on annual interest expense.

The Company is subject to risk relating to changes in the price of diesel fuel. Forward purchase agreements have been entered into with various suppliers for approximately 70 million gallons of fuel, which is approximately 50% of CSXT’s requirement over the next three months, at a weighted average price of 78 cents per gallon. The Company is subject to fluctuations in prices for the remainder of its 2002 needs. A one cent change in the price per gallon of fuel would affect CSXT’s fuel expense by approximately $0.7 million. The Company has not entered into any fuel purchase contracts for 2003.

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

ITEM 4.	DISCLOSURE CONTROL AND PROCEDURES

As of October 23, 2002, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of October 23, 2002. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

PART II.    OTHER INFORMATION

ITEM	6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits

99.1 CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2 CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K

Form 8-K filed on July 31, 2002 to record sworn statements of the Registrant’s Chief Executive Officer and Chief Financial Officer pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934

Form 8-K filed on September 4, 2002 issuing a press release discussing the effects of weak coal traffic for the third quarter of 2002

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION (Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore Vice President and Controller (Principal Accounting Officer)

Dated: October 28, 2002

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, John W. Snow, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CSX Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JOHN W. SNOW
John W. Snow Chairman and Chief Executive Officer

Date: October 28, 2002

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Paul R. Goodwin, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of CSX Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PAUL R. GOODWIN
Paul R. Goodwin Vice Chairman and Chief Financial Officer

Date: October 28, 2002