Form 10-K
period 2002-12-27
CSX CORP
filed 2003-02-26
CIK 277948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-8022

CSX CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	62-1051971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Water Street, 15th Floor, Jacksonville, Florida	32202
(Address of principal executive offices)	(Zip Code)

(904) 359-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No (    )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (    )

Exhibit Index can be found on page 13

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes (X) No (            )

On June 28, 2002, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $5.7 billion (based on the New York Stock Exchange closing price on such date).

On January 24, 2003, there were 214,686,566 shares of Common Stock outstanding.

Documents Incorporated by Reference	Portion of Form 10-K into which Documents are Incorporated
1. Portions of the Registrant’s Annual Report to Shareholders for the fiscal year ended December 27, 2002 (“Annual Report”)	Part I, II & IV

2. Portions of the Registrant’s Definitive Proxy Statement to be filed with respect to its annual meeting of shareholders scheduled to be held on May 7, 2003 (“Proxy Statement”)	Part III

PART I

ITEM 1.    BUSINESS

In response to this Item, the information set forth on page 1 under the caption “Financial Highlights”, page 7 under the caption “CSX Transportation,” page 8 under the caption “CSX Intermodal,” page 8 under the caption “CSX World Terminals,” and page 9 “Other Activities,” and pages 17-29 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Annual Report is incorporated herein by reference.

ITEM 2.    PROPERTIES

In response to this Item, the information set forth on pages 17-29 under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, page 34 under the caption “Properties” and page 41 under the caption “Note 8. Properties.” of the Annual Report is incorporated herein by reference.

ITEM 3.    LEGAL PROCEEDINGS

In response to these Item, the information set forth on page 26 under the caption “Claims Arising out of Sale of International Container-Shipping Assets,” on page 26 under the caption “1. Casualty, Legal and Environmental Reserves,” page 52 under the caption “Claims Arising out of Sale of International Container-Shipping Assets,” page 53 under the captions “Contract Settlement” and “Other Legal Proceedings and Arbitrations.”

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders in the fourth quarter of 2002.

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

Michael J. Ward, 52

Chairman, President and Chief Executive Officer of CSX since January 2003. Prior to January 2003, Mr. Ward served as CSX President since July 2002. Prior to July 2002, Mr. Ward served as an officer of CSXT as President and Chief Executive Officer since October 2002 and President since November 2000; Executive Vice President—Operations, from April 2000 to November 2000; Executive Vice President—Coal Service Group from August 1999 to April 2000; Executive Vice President—Coal & Merger Planning from October 1998 to August 1999; and prior thereto, as Executive Vice President—Finance and Chief Financial Officer.

Paul R. Goodwin, 60	Vice Chairman and Chief Financial Officer of CSX since April 2000. Prior to April 2000, Mr. Goodwin served as CSX Executive Vice President—Finance and Chief Financial Officer.

Andrew B. Fogarty, 57

Executive Vice President—Corporate Services of CSX since July 2001. Prior to July 2001, Mr. Fogarty served as Senior Vice President—Corporate Services from September 1997 to July 2001, and prior thereto as Senior Vice President—Finance and Planning, Sea-Land.

Ellen M. Fitzsimmons, 42	Senior Vice President—Law since February 2001. Prior to February 2001, Ms. Fitzsimmons served as General Counsel—Corporate.

Lester M. Passa, 49	Senior Vice President—Strategic Planning of CSX since November 2000. Prior to November 2000, Mr. Passa served as President and CEO of CSX Intermodal

Jesse R. Mohorovic, 60

Senior Vice President—Corporate Communications and Investor Relations since July 2001. Prior to July 2001, Mr. Mohorovic served as CSX Group Vice President—Corporate Communications and Investor Relations from April 1998 to July 2001, and prior thereto, as CSX Vice President—Corporate Relations.

Carolyn T. Sizemore, 40

Vice President and Controller of CSX since April 2002. Prior to April 2002, Ms. Sizemore served as Assistant Vice President and Assistant Controller from July 2001 to April 2002; Assistant Vice President Financial Planning from June 1999 to July 2001; and prior thereto, as Senior Director—Financial and Strategic Measurement.

P. Michael Giftos, 56	Executive Vice President and Chief Commercial Officer of CSXT since April 2000. Prior to April 2000, Mr. Giftos served as CSXT Senior Vice President and General Counsel.

Alan F. Crown, 55

Executive Vice President of CSXT since December 2000. Prior to December 2000, Mr. Crown served as an officer of CSXT as Senior Vice President—Transportation from May 2000 to December 2000; Vice President—Central Region from August 1999 to May 2000; and prior thereto, General Manager—C&O Coal Business Unit and Vice President—Coal from October 1997 to August 1999.

Frederick J. Favorite, Jr., 49

Senior Vice President—Finance of CSXT since February 2000. Prior to February 2000, Mr. Favorite served as Vice President—Finance, CSXT, from December 1998 to January 2000; and prior thereto, as Vice President—Planning, CSXT.

Robert J. Grassi, 56	President and Chief Executive Officer of CSX World Terminals since June 1999. Prior to June 1999, Mr. Grassi served as an officer of Sea-Land as Senior Vice President—Finance and Planning.

Charles G. Raymond, 59	President and Chief Executive Officer of CSX Lines since June 1999. Prior to June 1999, Mr. Raymond served as an officer of Sea-Land as Senior Vice President and Chief Transportation Officer.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

In response to this Item, the information set forth on page 58, “Shareholder Information”, and page 59, “Corporate Information”, of the Annual Report is incorporated herein by reference.

ITEM 6.    SELECTED FINANCIAL DATA

In response to this Item, the information set forth on page 1 of the Annual Report under the caption “Financial Highlights” is incorporated herein by reference.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF

OPERATIONS

In response to this Item, the information set forth on pages 17-29 of the Annual Report under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In response to this Item, the information set forth on page 24 of the Annual Report under the caption “Market Risk” is incorporated herein by reference.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

In response to this Item, the information set forth on pages 30-56, and page 57 under the caption “Quarterly Financial Data (Unaudited)” of the Annual Report is incorporated herein by reference.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL

DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement, except for the information regarding the executive officers of the Registrant which is included in Part I of this report under the caption “Executive Officers of the Registrant.”

ITEM 11.  EXECUTIVE COMPENSATION

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

The following table summarizes the equity compensation plans under which CSX Corporation common stock may be issued as of December 27, 2002.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (000’s) (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (000’s) (c)
Equity compensation plans approved by security holders	25,482	$40.45	8,587(1)

Equity compensation plans not approved by security holders (2)	670	$44.89	—

Total	25,152		8,587(1)

(1)	The number of shares remaining available for future issuance under plans approved by shareholders includes 1,030,345 shares available for employee purchase pursuant to the 2001 Employee Stock Purchase Plan; 678,411 shares available for stock option grants, payment of director compensation, and stock grants pursuant to the CSX Stock Plan for Directors; and 6,878,033 shares available for grant in the form of stock options, performance units, restricted stock, stock appreciation rights, and stock awards pursuant to the CSX Omnibus Incentive Plan.

(2)	The 1990 Stock Award Plan (“1990 Plan”) is the only CSX equity compensation plan that has not been approved by shareholders. Upon approval of the CSX Omnibus Incentive Plan by shareholders in 2000, the plan was closed to further grants. No options have been granted under the 1990 Plan since 1999.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

ITEM 14.    CONTROLS AND PROCEDURES

As of February 18, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of February 18, 2003. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) Financial Statements

The following consolidated financial statements and independent auditor’s report, which appear on pages 30-56 of the Annual Report, are incorporated herein by reference:

Consolidated Statement of Earnings for the Fiscal Years Ended December 27, 2002, December 28, 2001, and December 29, 2000

Consolidated Statement of Cash Flows for the Fiscal Years Ended December 27, 2002, December 28, 2001, and December 29, 2000

Consolidated Statement of Financial Position at December 27, 2002 and December 28, 2001

Consolidated Statement of Changes in Shareholders’ Equity for the Fiscal Years Ended December 27, 2002, December 28, 2001, and December 29, 2000

Notes to Consolidated Financial Statements

Report of Independent Auditors

The following financial statement footnote was not included in the Annual Report:

Note 19. Summarized Consolidating Financial Data – CSX Lines (formerly Sea-Land)

During 1987, Sea-Land entered into agreements to sell and lease back, by charter, three new U.S. –built, U.S. –flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). As noted in Note 3 of the Annual Report, Divestitures, CSX agreed to convey certain assets of CSX Lines to Horizon Lines LLC. These obligations are not part of this transaction and another CSX entity will become the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and obligor are as follows (Certain prior year amounts have been reclassified to conform to the 2002 presentation) (In millions):

Consolidating Statement of Earnings

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Fiscal Year Ended December 27, 2002
Operating Income
Operating Revenue	$—	$758	$7,485	$(91)	$8,152
Operating Expense	(241)	720	6,628	(82)	7,025

Operating Income(Loss)	241	38	857	(9)	1,127

Other Income and Expense
Other Income	379	5	103	(446)	41
Interest Expense	394	7	96	(52)	445

Earnings
Earnings before Income Taxes	226	36	864	(403)	723
Income Tax Expense (Benefit)	(52)	14	294	—	256

Earnings before Cumulative Effect of Accounting Change	278	22	570	(403)	467
Cumulative Effect on Prior Years of Accounting Change	—	—	(43)	—	(43)

Net Earnings	$278	$22	$527	$(403)	$424

Fiscal Year Ended December 28, 2001
Operating Income
Operating Revenue	$—	$681	$7,862	$(433)	$8,110
Operating Expense	(199)	649	7,128	(425)	7,153

Operating Income(Loss)	199	32	734	(8)	957

Other Income and Expense
Other Income	496	9	88	(584)	9
Interest Expense	469	13	121	(85)	518

Earnings
Earnings before Income Taxes	226	28	701	(507)	448
Income Tax Expense (Benefit)	(94)	11	238	—	155

Net Earnings (Loss)	$320	$17	$463	$(507)	$293

Consolidating Statement of Earnings

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Fiscal Year Ended December 29, 2000
Operating Income
Operating Revenue	$—	$666	$7,546	$(21)	$8,191
Operating Expense	(222)	666	6,963	(21)	7,386

Operating Income(Loss)	222	—	583	—	805

Other Income and Expense
Other Income	813	12	185	(988)	22
Interest Expense	556	20	151	(177)	550

Earnings
Earnings before Income Taxes	479	(8)	617	(811)	277
Income Tax Expense (Benefit)	(107)	(3)	201	—	91

Earnings before Discontinued Operations	586	(5)	416	(811)	186
Earnings from Discontinued Operations, Net of Tax	—	—	14	—	14
Gain on Sale of Discontinued Operations, Net of Tax	2	—	363	—	365

Net Earnings (Loss)	$588	$(5)	$793	$(811)	$565

Consolidating Statement of Cash Flows

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Fiscal Year Ended December 27, 2002
Operating Activities
Net Cash Provided (Used) by Operating Activities	$288	$15	$1,041	$(217)	$1,127

Investing Activities
Property Additions	(4)	(19)	(1,057)	—	(1,080)
Short-term Investments-Net	135	(26)	241	—	350
Other Investing Activities	(10)	14	(29)	(20)	(45)

Net Cash Provided (Used) by Investing Activities	121	(31)	(845)	(20)	(775)

Financing Activities
Short-term Debt-Net	140	—	—	—	140
Long-term Debt Issued	746	—	2	—	748
Long-term Debt Repaid	(950)	—	(209)	—	(1,159)
Dividends Paid	(86)	—	(209)	209	(86)
Other Financing Activities	32	—	(65)	28	(5)

Net Cash Provided (Used) by Financing Activities	(118)	—	(481)	237	(362)

Net Increase (Decrease) in Cash and Cash Equivalents	291	(16)	(285)	—	(10)
Cash and Cash Equivalents at Beginning of Period	156	—	(19)	—	137

Cash and Cash Equivalents at End of Period	$447	$(16)	$(304)	$—	$127

Consolidating Statement of Cash Flows

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Fiscal Year Ended December 28, 2001
Operating Activities

Net Cash Provided (Used) by Operating Activities	$(85)	$80	$1,090	$(258)	$827

Investing Activities
Property Additions	—	(11)	(919)	—	(930)
Short-term Investments—Net	169	—	(220)	—	(51)
Other Investing Activities	(191)	1	1,369	(1,163)	16

Net Cash Provided (Used) by Investing Activities	(22)	(10)	230	(1,163)	(965)

Financing Activities
Short-term Debt—Net	(524)	—	—	—	(524)
Long-term Debt Issued	962	—	—	—	962
Long-term Debt Repaid	(60)	(21)	(185)	—	(266)
Cash Dividends Paid	(174)	—	(222)	225	(171)
Common Stock Issued	26	—	(160)	134	—
Common Stock Retired	(1)	—	1	—	—
Other Financing Activities	(13)	(49)	(986)	1,062	14

Net Cash Provided (Used) by Financing Activities	216	(70)	(1,552)	1,421	15

Net Increase (Decrease) in Cash and Cash Equivalents	109	—	(232)	—	(123)
Cash and Cash Equivalents at Beginning of Period	47	—	213	—	260

Cash and Cash Equivalents at End of Period	$156	$—	$(19)	$—	$137

Fiscal Year Ended December 29, 2000
Operating Activities
Net Cash Provided (Used) by Operating Activities	$224	$(20)	$866	$(360)	$710

Investing Activities
Property Additions	—	(16)	(897)	—	(913)
Net Proceeds from Divestitures and Sale of Assets	673	—	(23)	—	650
Short-term Investments—net	96	—	(181)	—	(85)
Other Investing Activities	(104)	(1)	(803)	919	11

Net Cash Provided (Used) by Investing Activities	665	(17)	(1,904)	919	(337)

Financing Activities
Short-term Debt—Net	175	—	(400)	—	(225)
Long-term Debt Issued	400	—	188	—	588
Long-term Debt Repaid	(1,054)	(68)	371	—	(751)
Cash Dividends Paid	(267)	—	(235)	240	(262)
Preferred Stock Issued	—	—	396	(396)	—
Common Stock Issued	94	—	(56)	(38)	—
Common Stock Retired	(80)	—	80	—	—
Common Stock Reacquired	—	—	(42)	—	(42)
Other Financing Activities	365	89	(136)	(365)	(47)

Net Cash Provided (Used) by Financing Activities	(367)	21	166	(559)	(739)

Net Increase (Decrease) in Cash and Cash Equivalents	522	(16)	(872)	—	(366)
Cash and Cash Equivalents at Beginning of Year	(475)	16	1,085	—	626

Cash and Cash Equivalents at End of Year	$47	$—	$213	$—	$260

Consolidating Statement of Financial Position

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
December 27, 2002
Assets
Cash, Cash Equivalents & Short-term Investments	$379	$37	$(152)	$—	$264
Accounts Receivable—Net	43	—	902	(146)	799
Materials and Supplies	—	—	180	—	180
Deferred Income Taxes	—	—	128	—	128
Assets Held for Disposition	—	263	—	—	263
Other Current Assets	5	—	287	(137)	155

Total Current Assets	427	300	1,345	(283)	1,789

Properties	33	11	18,516	—	18,560
Accumulated Depreciation	(29)	(2)	(5,243)	—	(5,274)

Properties, net	4	9	13,273	—	13,286

Investment in Conrail	342	—	4,311	—	4,653
Affiliates and Other Companies	—	—	414	(33)	381
Investment in Consolidated Subsidiaries	12,761	—	396	(13,157)	—
Other Long-term Assets	1,192	—	273	(623)	842

Total Assets	$14,726	$309	$20,012	$(14,096)	$20,951

Liabilities
Accounts Payable	$77	$20	$848	$(143)	$802
Labor and Fringe Benefits Payable	49	11	397	—	457
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	1	—	245	—	246
Current Maturities of Long-term Debt	150	—	241	—	391
Short-term Debt	140	—	3	—	143
Liabilities Held for Disposition	—	104	—	—	104
Income and Other Taxes Payable	1,458	9	(1,284)	(39)	144
Other Current Liabilities	28	4	99	36	167

Total Current Liabilities	1,903	148	686	(283)	2,454

Casualty, Environmental and Other reserves	4	1	599	—	604
Long-term Debt	5,510	—	1,009	—	6,519
Deferred Income Taxes	—	3	3,564	—	3,567
Long Term Payable to Affiliates	396	—	148	(544)	—
Other Long-term Liabilities	685	49	925	(93)	1,566

Total Liabilities	8,498	201	6,931	(920)	14,710

Shareholders’ Equity
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,547	73	8,238	(8,311)	1,547
Retained Earnings	4,797	35	4,225	(4,260)	4,797
Accumulated Other Comprehensive Loss	(331)		13	—	(318)

Total Shareholders’ Equity	6,228	108	13,081	(13,176)	6,241

Total Liabilities and Shareholders’ Equity	$14,726	$309	$20,012	$(14,096)	$20,951

Consolidating Statement of Financial Position

December 28, 2001	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Assets
Current Assets
Cash, Cash Equivalents and Short-term Investments	$225	$55	$339	$(1)	$618
Accounts Receivable, Net	58	—	1,037	(224)	871
Materials and Supplies	—	—	191	—	191
Deferred Income Taxes	—	—	162	—	162
Assets Held for Disposition	—	244	—	—	244
Other Current Assets	4	24	295	(125)	198

Total Current Assets	287	323	2,024	(350)	2,284

Properties	29	62	17,669	—	17,760
Accumulated Depreciation	(27)	(20)	(4,866)	—	(4,913)

Properties, Net	2	42	12,803	—	12,847

Investment in Conrail	353	—	4,302	—	4,655
Affiliates and Other Companies	2	—	326	(31)	297
Investment in Consolidated Subsidiaries	12,641	—	396	(13,037)	—
Other Long-term Assets	985	139	182	(588)	718

Total Assets	$14,270	$504	$20,033	$(14,006)	$20,801

Liabilities
Current Liabilities
Accounts Payable	$86	$20	$965	$(166)	$905
Labor and Fringe Benefits Payable	17	4	388	—	409
Payable to Affiliates	—	2	123	(125)	—
Casuality, Environmental and Other Reserves	1	1	246	—	248
Current Maturities of Long-term Debt	850	21	173	—	1,044
Short-term Debt	225	—	—	—	225
Income and Other Taxes Payable	1,296	24	(1,220)	—	100
Liabilities Held for Disposition	—	92	—	—	92
Other Current Liabilities	38	5	300	(59)	284

Total Current Liabilities	2,513	169	975	(350)	3,307

Casualty, Environmental and Other Reserves	4	1	682	—	687
Long-term Debt	4,680	132	1,027	—	5,839
Deferred Income Taxes	—	25	3,596	—	3,621
Long-term Payable to Affiliates	396	—	192	(588)	—
Other Long-term Liabilities	525	49	683	(30)	1,227

Total Liabilities	8,118	376	7,155	(968)	14,681

Shareholder’s Equity
Preferred Stock	—	—	396	(396)	—
Common Stock	214	—	209	(209)	214
Other Capital	1,492	125	8,175	(8,300)	1,492
Retained Earnings	4,459	3	4,130	(4,133)	4,459
Accumulated Other Comprehensive Loss	(13)	—	(32)	—	(45)

Total Shareholder’s Equity	6,152	128	12,878	(13,038)	6,120

Total Liabilities and Shareholder’s Equity	$14,270	$504	$20,033	$(14,006)	$20,801

(2)    Financial Statement Schedules

The information required by Rule 3-09 is included in the Annual Report in Note 2 to the consolidated financial statements, “Investment in and Integrated Rail Operations with Conrail” and the Audited Consolidated Financial Statements of Conrail Inc., filed herewith as exhibit 99.3. The information required by Schedule II is included in the Annual Report in Note 9 to the consolidated financial statements, “Casualty, Environmental and Other Reserves.” All other financial statement schedules are not applicable.

(3)    Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q dated August 4, 2000)
3.2*	Bylaws of the Registrant, amended as of January 31, 2003
4.1	Amended and Restated Articles of Incorporation of the Registrant (see Exhibit 3.1)
4.2	Bylaws of the Registrant, as amended (see Exhibit 3.2)
4.3(a)

Rights Agreement, dated as of May 29, 1998, between the Registrant and Computershare Investor Services, Inc. (successor to Harris Trust Company of New York), as Rights Agent (incorporated by reference to Exhibit 99.1 to the Registrant’s Registration on Form 8-A (File No. 001-8022) filed with the SEC on May 29, 1998)

4.3(b)

Amendment No. 1 to the Rights Agreement, dated as of June 27, 2000, between the Registrant and Computershare Investor Services, Inc. (successor to Harris Trust Company of New York), as Rights Agent, (incorporated by reference to Exhibit 3 to the Registrant’s Registration on Form 8-A/A (File No. 1-8022) filed with the SEC on June 28, 2000)

4.4(a)

Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant’s Form SE, dated September 7, 1990, filed with the Commission)

4.4(b)

First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant’s Form SE, dated May 28, 1992, filed with the Commission)

4.4(c)

Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-28523) filed with the Commission on June 5, 1997)

4.4(d)

Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 1998)

4.4(e)

Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Commission upon request.

10.1	CSX Stock Plan for Directors (as amended through May 1, 2001) (incorporated by reference to Exhibit 10.1 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.2	Corporate Director Deferred Compensation Plan (as amended through May 1, 2001) (incorporated by reference to Exhibit 10.2 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.3*	CSX Corporation 2002 Corporate Director Deferred Compensation Plan**

10.4	CSX Directors’ Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K dated March 4, 1994)**

10.5*	CSX Directors’ Matching Gift Plan, as amended

10.6	Employment and Consulting Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.7	Restricted Stock Award Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.8	Stock Option Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.9	Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 4, 1994)**

10.10	Employment Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K dated March, 7, 2000)**

10.11	Special Employment Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.12	Restricted Stock Award Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.13*	Railroad Retirement Benefits Agreement with M. J. Ward**

10.14	Form of Agreement with R.J. Grassi and C.G. Raymond (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K dated March 3, 1995)**

10.15	Form of Amendment to Agreement with R.J. Grassi and C.G. Raymond (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K dated March 14, 1997)**

10.16		Supplement to Agreement with R.J. Grassi (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K dated March 4, 2002)**

10.17	*	Amendment to Supplement to Agreement with R.J. Grassi

10.18	*	Supplement to Agreement with C.G. Raymond

10.19	*	Transaction Incentive Agreement with C.G. Raymond

10.20	*	Amendment to Transaction Incentive Agreement with C.G. Raymond

10.21		Form of Employment Agreement with P. R. Goodwin and M. J. Ward (incorporated by reference to Exhibit 10.16 of the Registrant’s Report on Form 10-K dated February 28, 2001)**

10.22		Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.23		CSX Market Value Cash Plan (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K dated March 3, 1999)**

10.24		Stock Purchase and Loan Plan, as amended (incorporated herein by reference to Exhibit 10. 14 to the Registrant’s Annual Report on Form 10-K dated March 3, 1999)**

10.25	*	1987 Long-Term Performance Stock Plan, as Amended and Restated effective April 25, 1996 (as amended through February 7, 2003)**

10.26

1985 Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies, as amended (incorporated by reference to Exhibit 10.21 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.27	*	2002 Deferred Compensation Plan of CSX Corporation and Affiliated Corporations

10.28	*	Supplementary Savings Plan and Incentive Award Deferral Plan for Eligible Executives of CSX Corporation and Affiliated Companies (as Amended through February 7, 2003)**

10.29

Special Retirement Plan of CSX Corporation and Affiliated Companies, as Amended through February 14, 2001(incorporated by reference to Exhibit 10.23 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.30

Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies, as Amended through February 14, 2001(incorporated by reference to Exhibit 10.24 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.31		Senior Executive Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement dated March 17, 2000)**

10.32		CSX Omnibus Incentive Plan, as Amended through February 14, 2001(incorporated by reference to Exhibit 10.26 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.33

1990 Stock Award Plan as Amended and Restated Effective February 14, 1996(as Amended through September 8, 1999)(incorporated by reference to Exhibit 10.24 to the Registrants Annual Report on Form 10-K dated March 7, 2000)**

10.34		CSX Long Term Incentive Cash Program (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 1, 2001)**

10.35

CSX 2000 Stock Reacquisition Plan (incorporated by reference to Exhibit 99 to the Registrant’s Registration Statement on Form S-8 (Registration No. 33-48896) filed with the Commission on October 30, 2000)**

10.36	Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 4, 1997)

10.37	Transaction Agreement (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

10.38

Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.39

Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.40

Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated March 1, 2001)

10.41

Operating Agreement, dated as of June 1, 1999, by and between New York Central Lines LLC and CSX Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.42

Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.43

Shared Assets Area Operating Agreement for Southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.44

Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.45

Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.46*	364-Day, $300 Million Revolving Credit Agreement dated as of May 17, 2002

10.47*

Five-Year Revolving Credit Agreement dated as of June 8, 2001 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 29, 2001) [this Agreement was amended by First Amendment, dated as of May 17, 2002]

12*	Computation of Ratio of Earnings to Fixed Charges

13*	Annual Report to Shareholders***

21*	Subsidiaries of the Registrant

23.1*	Consent of Ernst & Young LLP

23.2*	Consent of Ernst & Young LLP and KPMG LLP, Independent Auditors

24*	Powers of Attorney

99.1*	CEO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	CFO Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3*	Audited Consolidated Financial Statements of Conrail Inc. for the Years Ended December 31, 2002, 2001, and 2000

*	Filed herewith
**	Management Contract or Compensatory Plan or Arrangement
***	Except for those portions of the Annual Report which are expressly incorporated by reference in this Form 10-K, the Annual Report is furnished for the information of the Securities and Exchange Commission only and is not to be deemed “filed” as part of this Form 10-K.

(b)	Reports on Form 8-K

Form 8-K filed on October 30, 2002 reporting that CSX Corporation had entered into an Underwriting Agreement for the public offering of $200,000,000 aggregate principal amount of the Company’s 4.875% Notes due 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION (Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore Vice President and Controller (Principal Accounting Officer)

Dated: February 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 24, 2003.

Signature	Title

/s/ MICHAEL J. WARD* Michael J. Ward	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ PAUL R. GOODWIN* Paul R. Goodwin	Executive Vice President-Finance and Chief Financial Officer (Principal Financial Officer)

/s/ ELIZABETH E. BAILEY* Elizabeth E. Bailey	Director

/s/ ROBERT L. BURRUS, JR.* Robert L. Burrus, Jr.	Director

/s/ BRUCE C. GOTTWALD* Bruce C. Gottwald	Director

/s/ JOHN R. HALL* John R. Hall	Director

/s/ EDWARD J. KELLY, III* Edward J. Kelly, III	Director

/s/ ROBERT D. KUNISCH* Robert D. Kunisch	Director

/s/ JAMES W. MCGLOTHLIN* James W. McGlothlin	Director

/s/ SOUTHWOOD J. MORCOTT* Southwood J. Morcott	Director

/s/ DAVID M. RATCLIFFE* David M. Ratcliffe	Director

/s/ CHARLES E. RICE* Charles E. Rice	Director

/s/ WILLIAM C. RICHARDSON* William C. Richardson	Director

/s/ FRANK S. ROYAL, M.D.* Frank S. Royal, M.D	Director

/s/ DONALD J. SHEPARD* Donald J. Shepard	Director

*By:	/s/ ELLEN M. FITZSIMMONS
Ellen M. Fitzsimmons Attorney-in-Fact

CERTIFICATE OF CHIEF EXECUTIVE OFFICER

I, Michael J. Ward, certify that:

1.	I have reviewed this annual report on Form 10-K of CSX Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):
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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003

/s/ MICHAEL J. WARD
Michael J. Ward Chairman, President and Chief Executive Officer

CERTIFICATE OF CHIEF FINANCIAL OFFICER

I, Paul R. Goodwin, certify that:

1.	I have reviewed this annual report on Form 10-K of CSX Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 25, 2003

/s/ PAUL R. GOODWIN
Paul R. Goodwin
Vice Chairman and Chief Financial Officer