Form 10-Q
period 2003-03-28
CSX CORP
filed 2003-04-30
CIK 277948

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 1-8022

CSX CORPORATION

(Exact name of registrant as specified in its charter)

Virginia	62-1051971
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL	32202
(Address of principal executive offices)	(Zip Code)

(904) 359-3200

(Registrant’s telephone number, including area code)

901 East Cary Street, Richmond, Virginia, 23219-4031

(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 28, 2003: 213,718,513 shares.

CSX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2003

CSX CORPORATION AND SUBSIDIARIES

Consolidated Income Statements

(Dollars in Millions, Except Per Share Amounts)

	(Unaudited) Quarters Ended
	March 28, 2003	March 29, 2002
Operating Revenue	$2,016	$1,964
Operating Expense	1,839	1,752

Operating Income	177	212
Other (Expense) Income	(10)	9
Interest Expense	103	114

Earnings before Income Taxes and Cumulative Effect of Accounting Change	64	107
Income Tax Expense	22	39

Earnings before Cumulative Effect of Accounting Change	42	68
Cumulative Effect of Accounting Change – Net of Tax	57	(43)

Net Earnings	$99	$25

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.20	$0.32
Cumulative Effect of Accounting Change	0.26	(0.20)

Including Cumulative Effect of Accounting Change	$0.46	$0.12

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.20	$0.32
Cumulative Effect of Accounting Change	0.26	(0.20)

Including Cumulative Effect of Accounting Change	$0.46	0.12

Average Common Shares Outstanding (Thousands)	213,866	212,053

Average Common Shares Outstanding, Assuming Dilution (Thousands)	214,164	213,190

Cash Dividends Paid Per Common Share	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

Consolidated Cash Flow Statements

(Dollars in Millions)

	(Unaudited) Quarters Ended
	March 28, 2003	March 29, 2002
OPERATING ACTIVITIES
Net Earnings	$99	$25
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	160	155
Deferred Income Taxes	18	20
Cumulative Effect of Accounting Change—Net of Tax	(57)	43
Other Operating Activities	22	5
Changes in Operating Assets and Liabilities:
Accounts Receivable	(73)	34
Other Current Assets	(31)	(43)
Accounts Payable	51	(26)
Other Current Liabilities	(145)	(53)

Net Cash Provided by Operating Activities	44	160

INVESTING ACTIVITIES
Property Additions	(150)	(162)
Short-term Investments – Net	(1)	(158)
Net Proceeds from Divestitures	214	—
Other Investing Activities	(32)	(11)

Net Cash Provided (Used) by Investing Activities	31	(331)

FINANCING ACTIVITIES
Short-term Debt – Net	12	—
Long-term Debt Issued	67	450
Long-term Debt Repaid	(95)	(267)
Dividends Paid	(21)	(21)
Other Financing Activities	(6)	12

Net Cash (Used) Provided by Financing Activities	(43)	174

Net Increase in Cash and Cash Equivalents	32	3
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	127	137

Cash and Cash Equivalents at End of Period	159	140
Short-term Investments at End of Period	135	641

Cash, Cash Equivalents and Short-term
Investments at End of Period	$294	$781

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(Dollars in Millions)

	(Unaudited)
	March 28, 2003	December 27, 2002
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$294	$264
Accounts Receivable—Net	847	799
Materials and Supplies	187	180
Deferred Income Taxes	130	128
Other Current Assets	164	155
Domestic Container Assets Held for Disposition	—	263

Total Current Assets	1,622	1,789
Properties	18,636	18,560
Accumulated Depreciation	5,285	5,274

Properties—Net	13,351	13,286
Investment in Conrail	4,655	4,653
Affiliates and Other Companies	467	381
Other Long-term Assets	864	842

Total Assets	$20,959	$20,951

LIABILITIES
Current Liabilities:
Accounts Payable	839	$802
Labor and Fringe Benefits Payable	392	457
Casualty, Environmental and Other Reserves	254	246
Current Maturities of Long-term Debt	362	391
Short-term Debt	155	143
Income and Other Taxes Payable	99	144
Other Current Liabilities	141	167
Liabilities Held for Disposition	—	104

Total Current Liabilities	2,242	2,454
Casualty, Environmental and Other Reserves	590	604
Long-term Debt	6,527	6,519
Deferred Income Taxes	3,630	3,567
Other Long-term Liabilities	1,647	1,566

Total Liabilities	14,636	14,710

SHAREHOLDERS’ EQUITY
Common Stock, $1 Par Value	216	215
Other Capital	1,549	1,547
Retained Earnings	4,875	4,797
Accumulated Other Comprehensive Loss	(317)	(318)

Total Shareholders’ Equity	6,323	6,241

Total Liabilities and Shareholders’ Equity	$20,959	$20,951

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1.    BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at March 28, 2003 and December 27, 2002, and the results of its operations and cash flows for the three months ended March 28, 2003 and March 29, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2003 presentation.

The Company believes that the disclosures presented are accurate and not misleading, and suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K.

CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended March 28, 2003 and March 29, 2002, and as of December 27, 2002.

Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated income statements.

NOTE 2.    EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Quarters Ended
	March 28, 2003	March 29, 2002
Numerator (millions):
Net Earnings Before Cumulative Effect of Accounting Change	$42	$68
Denominator (thousands):
Average Common Shares Outstanding	213,866	212,053
Effect of Potentially Dilutive Common Shares	298	1,137

Average Common Shares Outstanding, Assuming Dilution	214,164	213,190
Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.20	$0.32
Assuming Dilution, Before Cumulative Effect of Accounting Change	$0.20	$0.32

Earnings per share are based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, are based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares outstanding, mainly arising from employee stock options. Potentially dilutive common shares at CSX include stock options and awards, and common stock that would be issued relating to convertible long-term debt. During the quarters ended March 28, 2003 and March 29, 2002, no shares and 0.7 million shares, respectively, were issued for options exercised.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2.    EARNINGS PER SHARE, Continued

Certain potentially dilutive common shares at March 28, 2003 and March 29, 2002 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, therefore, their effect is antidilutive. These potentially dilutive common shares were as follows:

	Quarters Ended
	March 28, 2003	March 29, 2002
Number of Shares (millions)	34	30
Average Exercise / Conversion Price	$46.33	$47.32

A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share if the 34 million shares were to become dilutive.

NOTE 3.    DIVESTITURES

On February 27, 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased equipment from CSX covering CSX’s primary financial obligations related to $319 million of vessel and equipment leases under which CSX will remain a lessee. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12 year sub-lease term. Less than $1 million of this gain was recognized in the first quarter. The $60 million of securities have a term of 7 years and a preferred return feature. CSX will account for the investment under the cost method.

NOTE 4.    NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

In 2001, Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” was issued. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in the first quarter of 2003, CSX recorded pretax income of $93 million, $57 million after tax, or 26 cents per share, as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4.    NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES, Continued

In December 2002, SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, any future stock-based compensation will be accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, will be expensed.

In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that certain guarantees entered into be recorded at fair value on the balance sheet and additional disclosures be made about guarantees. CSX is required to adopt the accounting provisions of this statement in fiscal year 2003.

In 2001, SFAS 142, “Goodwill and Other Intangible Assets,” was issued. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002, and incurred a pretax charge of $83 million, $43 million after tax and consideration of minority interest, 20 cents per share, as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and it will not have a material effect on future earnings.

NOTE 5.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

CSX and Norfolk Southern Corporation (“Norfolk Southern”) acquired Conrail Inc. (“Conrail”) in May 1997. Conrail owns the primary freight railroad system serving the Northeastern United States, and its rail network extends throughout several Midwestern states and into Canada. CSX and Norfolk Southern, through a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and Norfolk Southern operate over allocated portions of the Conrail lines.

The rail subsidiaries of CSX and Norfolk Southern operate their respective portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSX and Norfolk Southern, for which it is compensated on the basis of usage by the respective railroads.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Accounting and Financial Reporting Effects

CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle that traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail,” which reflects:

1.	Right-of-way usage fees to Conrail
2.	Equipment rental payments to Conrail
3.	Transportation, switching, and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern
4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments
5.	CSX’s 42% share of Conrail’s net income before cumulative effect of accounting change recognized under the equity method of accounting

Detail of Conrail

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions)
Rents and Services	$87	$88
Purchase Price Amortization and Other	15	14
Equity in Income of Conrail	(16)	(15)

Total Conrail Operating Fees, Rents and Services	$86	$87

Conrail Financial Information

Summary financial information for Conrail is as follows:

	Quarters Ended March 31,
	2003	2002
	(dollars in millions)
Income Statement Information:
Revenues	$226	$225
Expenses	163	164

Operating Income	$63	$61

Net Income Before Cumulative Effect of Accounting Change	$37	$36

Cumulative Effect of Accounting Change—Net of Tax	40	—

Net Income	$77	$36

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5.    INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

	March 31, 2003	December 31, 2002
	(dollars in millions)
Balance Sheet Information:
Current Assets	$280	$300
Property and Equipment and Other Assets	7,957	7,857

Total Assets	$8,237	$8,157

Current Liabilities	$354	$329
Long-term Debt	1,113	1,123
Other Long-term Liabilities	2,467	2,479

Total Liabilities	3,934	3,931
Stockholders’ Equity	4,303	4,226

Total Liabilities and Stockholders’ Equity	$8,237	$8,157

Transactions with Conrail

As listed below, CSX has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements. Also, Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate notes, with CSX’s note maturing on March 28, 2007.

	March 28, 2003	December 27, 2002
	(dollars in millions)
CSX Payable to Conrail	$60	$69
Conrail Advances to CSX	$437	$371
Interest Rates on Conrail Advances to CSX	1.56%	1.82%

	Quarters Ended
	March 28, 2003	December 27, 2002
Interest Expense Related to Conrail Advances	$2	$2

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

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6.    ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

CSX Transportation Inc. (“CSXT”) sells, generally without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote (special purpose) entity wholly-owned by CSX Corporation. CTRC transfers the accounts receivable to a master trust and causes the trust to issue certificates representing undivided interests in the receivables, which are sold to investors for proceeds.

Two series of certificates issued by the trust were outstanding as of March 28, 2003 and December 27, 2002. One series issued in 1998 for $300 million to the public matures in June 2003 and bears interest payable to the investors at 6% annually. A second series in the amount of $200 million was issued to a private special purpose entity in 2000, which funded the purchase through a bank-supported commercial paper program. This second series of certificates was issued for a one-year maturity, and as currently amended matures in June 2003 as well. The private series of certificates bears interest at a floating rate based upon the program’s commercial paper rates. The yield on the private certificates at March 28, 2003 was 1.33%.

Accounts receivable related amounts for the current period are as follows:

	March 28, 2003	December 27, 2002
	(dollars in millions)
Amounts sold under:
Public Series of Certificates	$300	$300
Private Series of Certificates	80	80

Total	$380	$380

Retained Interest in Master Trust	$476	$534

The fair value of retained interests approximates book value as the receivables are collected in approximately one month.

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions)
Discounts on Sales of Accounts Receivable	$6	$7

CSXT has retained responsibility for servicing accounts receivables held by the master trust. The average servicing period is less than one month. No servicing asset or liability has been recorded since the fees CSXT receives approximates its related costs.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6.    ACCOUNTS RECEIVABLE, Continued

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables transferred to the master trust that could be subsequently sold to outside parties with recourse. The allowance for doubtful accounts is included in the balance sheet as follows:

	March 28, 2003	December 27, 2002
	(dollars in millions)
Allowance for Doubtful Accounts	$95	$125

The decrease in the allowance for doubtful accounts was primarily due to the write-off of uncollectible receivables.

NOTE 7.    OPERATING EXPENSE

Operating expense consists of the following:

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions)
Labor and Fringe	$739	$730
Materials, Supplies and Other	446	433
Conrail	86	87
Building and Equipment Rent	146	148
Inland Transportation	92	86
Depreciation	157	152
Fuel	173	116

Total	$1,839	$1,752

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8.    OTHER INCOME

Other income (expense) consists of the following:

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions)
Interest Income	$4	$7
Income from Real Estate and Resort Operations	1	32
Discounts on Sales of Accounts Receivable	(6)	(7)
Minority Interest	(11)	(8)
Equity Loss of Other Affiliates	—	(6)
Miscellaneous	2	(9)

Total	$(10)	$9

Gross Revenue from Real Estate and Resort Operations Included in Other Income	$35	$63

NOTE 9.    DERIVATIVE FINANCIAL INSTRUMENTS

CSX has entered into various interest rate swap agreements on the following fixed rate notes:

Maturity Date	Notional Amount (millions)	Fixed Interest Rate
December 1, 2003	$150	5.85%
May 1, 2004	300	7.25%
June 22, 2005	50	6.46%
August 15, 2006	300	9.00%
May 1, 2007	450	7.45%
May 1, 2032	150	8.30%

Total/Average	$1,400	7.62%

These agreements were entered for interest rate risk exposure management purposes and mature at the time the related notes are due. Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. Accordingly, the instruments qualify, and are designated, as fair value hedges.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9.  DERIVATIVE FINANCIAL INSTRUMENTS, Continued

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, in this case long-term fixed rate notes, attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $85 million and $78 million for the fair market value of the interest rate swap agreements at March 28, 2003 and December 27, 2002, respectively.

The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Cash Flow Statement. For the three month periods ended March 28, 2003 and March 29, 2002, the Company reduced interest expense by approximately $11 million and $7 million, respectively, as a result of the interest rate swap agreements that were in place during that period.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 10.  STOCK BASED COMPENSATION

Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, any future stock-based compensation will be accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, will be expensed.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10.  STOCK BASED COMPENSATION, Continued

Had compensation expense been determined based upon fair values at the date of grant, consistent with the methods of SFAS 123 for all past compensation awards, the Company’s net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

	Quarters Ended
	March 28, 2003	March 29, 2002
	(dollars in millions, except per share amounts)
Net Earnings—As Reported	$99	$25
Add (Deduct): Stock Based Employee Compensation Expense (Credit) Included in Reported
Net Income—Net of Related Tax Effects	(2)	1
Deduct: Total Stock Based Employee Compensation Expense Determined Under the Fair
Value Based Method For all Awards—Net of Related Tax Effects	(5)	(7)

Pro Forma Net Earnings	$92	$19

Earnings Per Share:
Basic—As Reported	$0.46	$0.12
Basic—Pro Forma	$0.43	$0.09
Diluted—As Reported	$0.46	$0.12
Diluted—Pro Forma	$0.43	$0.09

NOTE 11.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	March 28, 2003			December 27, 2002
	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$224	$379	$603	$216	$389	$605
Environmental	15	20	35	15	20	35
Separation	15	191	206	15	195	210

Total	$254	$590	$844	$246	$604	$850

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty Reserves

Casualty reserves represent accruals for the uninsured portion of personal injury, occupational injury (asbestos, carpal tunnel, etc.) and accident claims. These reserves are recorded upon the first reporting of an incident, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of claim, and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred but not reported occupational injuries. Accruals for occupational injury, personal injury and accident liabilities amount to $603 million and $605 million at March 28, 2003 and December 27, 2002, respectively.

Environmental Reserves

CSX is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 90 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved administrative and judicial proceedings, and other clean-up efforts at approximately 210 sites, which include the 90 Superfund sites noted above where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role, if any, with respect to each such location, giving consideration to a number of factors, including the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 28, 2003, and December 27, 2002 were $35 million. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 28, 2003 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11.  CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

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

NOTE 12.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and totals $2.7 billion. The long-term maintenance program assures CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $33 million and $31 million in the quarters ended March 28, 2003 and March 29, 2002, respectively.

Self-Insurance

The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Reasonable levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis. Using a combination of third-party and self-insurance allows the Company to realize savings on insurance premium costs and preserves flexibility in achieving the best insurance solutions for various categories of risk.

Guarantees

The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by CSX in its business operations. Utilizing a CSX guarantee for these obligations allows CSX to take advantage of lower interest rates and obtain other favorable terms when negotiating leases or financing debt. Guarantees are contingent commitments issued by the Company that could require CSX to make payment to the guaranteed party based on another entity’s failure to perform. CSX’s guarantees can be segregated into three main categories:

1.	Guarantees of approximately $511 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for those obligations.

2.	Guarantees of approximately $150 million relating to a construction guarantee at one of the Company’s international terminals segment’s locations. The non-performance of one of its partners or cost overruns could cause the Company to have to perform under this guarantee.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12.  COMMITMENTS AND CONTINGENCIES, Continued

3.	As discussed in Note 3, Divestitures, CSX conveyed most of its interest in CSX Lines in February 2003. CSX guarantees approximately $47 million relating to leases assumed as part of this conveyance.

The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

Matters Arising Out of Sale of International Container-Shipping Assets

CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (“ECT”), owner of the Rotterdam Container Terminal formerly operated by Sea-Land Service Inc. (“Sea-Land”). ECT has claimed that the December 1999 sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreement with ECT. An initial arbitration panel of the Netherlands Arbitration Institute ruled on February 10, 2003, that CSX was in breach of the terminal agreement. The ruling by the panel dealt only with the existence of liability for a breach, and did not address the level of ECT damages, if any, which will be the subject of a second hearing before the same panel sometime in 2003. CSX disputes this claim and believes it does not reflect the mitigating benefits ECT gained from its ability to service other customers at the former Sea-Land facility. Management believes that valid defenses to this claim exist but cannot estimate what loss, if any, may result from this matter. CSX believes that Maersk is responsible for any damages that may result from this dispute and has taken preliminary steps to initiate an arbitration against Maersk under the purchase and sale agreement with Maersk.

The purchase and sale agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing adjustment and this amount is currently in dispute. This matter, together with other disputed issues relating to the contractual obligations of the Company, has been submitted to arbitration.

Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land’s International Liner business and the financial results and cash flows in future reporting periods.

Other Legal Proceedings

A number of other legal actions are pending against CSX and certain subsidiaries in which claims are made in substantial amounts. While the ultimate results of these legal actions cannot be predicted with certainty, management does not currently expect that the resolution of these matters will have a material effect on CSX’s consolidated balance sheet, income statement or cash flows. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarter received.

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13.  BUSINESS SEGMENTS

The Company operates in three business segments: rail, intermodal, and international terminals. The rail segment provides rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The international terminals segment operates container freight terminal facilities in Asia, Europe, Australia, Latin America and the United States. The Company’s segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the rail and intermodal segments are viewed on a combined basis as Surface Transportation operations.

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations, excluding the effects of non-recurring charges and gains. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the CSX Annual Report on Form 10-K, except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment’s joint venture businesses in operating expense. These amounts are reclassified through eliminations in CSX’s consolidated financial statements to other income. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, at current market prices.

Business segment information for the quarters ended March 28, 2003 and March 29, 2002 is as follows:

Quarter ended March 28, 2003:

	Surface Transportation			International Terminals	Other	Total
	Rail	Intermodal	Total
	(dollars in millions)
Revenues from external customers	$1,531	$298	$1,829	$56	$131	$2,016
Intersegment revenues	—	4	4	—	—	4
Segment operating income	147	22	169	15	1	185
Assets	12,663	544	13,207	961	—	14,168

Quarter ended March 29, 2002:

	Surface Transportation			International Terminals	Other	Total
	Rail	Intermodal	Total
	(dollars in millions)
Revenues from external customers	$1,486	$257	$1,743	$58	$163	$1,964
Intersegment revenues	—	5	5	—	1	6
Segment operating income	177	17	194	11	1	206
Assets	12,734	437	13,171	895	482	14,548

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13.  BUSINESS SEGMENTS, Continued

Prior to the disposition of CSX Lines, it was a segment of CSX and was presented with international terminals on a combined basis, as the Marine Services operations of the Company. Results for CSX Lines are now presented in the other column.

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	March 28, 2003	March 29, 2002
	(dollars in millions)
Revenues:
Total external revenues for business segments	$2,016	$1,964
Intersegment revenues for business segments	4	6
Elimination of intersegment revenues	(4)	(6)

Total consolidated revenues	$2,016	$1,964

Operating Income:
Total operating income for business segments	$185	$206
Reclassification of minority interest expense for
International Terminals segment	10	8
Unallocated corporate expenses	(18)	(2)

Total consolidated operating income	$177	$212

Assets:
Assets for Business Segments	$14,168	$14,548
Investment in Conrail	4,655	4,656
Elimination of intersegment receivables	(130)	(231)
Non-segment assets	2,266	1,869

Total consolidated assets	$20,959	$20,842

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14.  SUMMARIZED CONSOLIDATING FINANCIAL DATA

During 1987, the predecessor company to CSX Lines entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). On February 27, 2003, CSX conveyed most of its interest in CSX Lines to a new venture. A newly formed CSX subsidiary, CSX Vessel Leasing, will retain certain vessel obligations, with CSX remaining as the guarantor. These obligations have been subleased to Horizon. CSX believes that Horizon will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for these obligations. The March 28, 2003 consolidating schedules reflect CSX Vessel Leasing as the obligor, while the March 29, 2002, and December 27, 2002 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and obligor are as follows:

Consolidating Income Statement

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
	(millions of dollars)
Quarter ended March 28, 2003
Operating Revenue	$—	$—	$2,049	$(33)	$2,016
Operating Expense	(36)	—	1,905	(30)	1,839

Operating Income (Loss)	36	—	144	(3)	177
Other Income (Expense)	145	—	3	(158)	(10)
Interest Expense	91	—	22	(10)	103

Earnings before Income Taxes and Cumulative Effect of
Accounting Change	90	—	125	(151)	64
Income Tax Expense (Benefit)	(19)	—	41	—	22

Earnings Before Cumulative Effect of Accounting Change	109	—	84	(151)	42
Cumulative Effect of Accounting Change—Net of Tax	—	—	57	—	57

Net Earnings	$109	$—	$141	$(151)	$99

Quarter ended March 29, 2002	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Operating Revenue	$—	$161	$1,916	$(113)	$1,964
Operating Expense	(67)	160	1,769	(110)	1,752

Operating Income (Loss)	67	1	147	(3)	212
Other Income (Expense)	48	2	24	(65)	9
Interest Expense	100	2	27	(15)	114

Earnings before Income Taxes and Cumulative Effect of
Accounting Change	15	1	144	(53)	107
Income Tax Expense (Benefit)	(11)	1	49	—	39

Earnings Before Cumulative Effect of Accounting Change	26	—	95	(53)	68
Cumulative Effect of Accounting Change—Net of Tax	—	—	(43)	—	(43)

Net Earnings	$26	$—	$52	$(53)	$25

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14.  SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Cash Flow Statement

	CSX Corporation	CSX Vessel Leasing		Other		Eliminations	Consolidated
	(millions of dollars)
Three Months Ended March 28, 2003
Operating Activities
Net Cash Provided (Used) by Operating Activities	$(28)	$		$132		$(60)	$44
Investing Activities
Property Additions	—			(15	)0	—	(150)
Short-term Investments—Net	(1)			—		—	(1)
Net Proceeds from Divestitures	—			214		—	214
Other Investing Activities	11			(11)		(32)	(32)

Net Cash Provided (Used) by Investing Activities	10			53		(32)	31

Financing Activities
Short-term Debt-Net	10			2		—	12
Long-term Debt Issued	66			1		—	67
Long-term Debt Repaid	—			(95)		—	(95)
Cash Dividends Paid	(22)			(59)		60	(21)
Other Financing Activities	10		45	(93)		32	(6)

Net Cash Provided (Used) by Financing Activities	64		45	(244)		92	(43)
Net Increase (Decrease) in Cash and Cash Equivalents	46		45	(59)		—	32
Cash and Cash Equivalents at Beginning of Period	264		—	(137)		—	127

Cash and Cash Equivalents at End of Period	$310		$45	$(196)		$—	$159

Three Months Ended March 29, 2002	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Operating Activities
Net Cash Provided (Used) by Operating Activities	$103	$(9)	$127	$(61)	$160

Investing Activities
Property Additions	—	(6)	(156)	—	(162)
Short-term Investments-net	(288)	(3)	133	—	(158)
Other Investing Activities	3	(1)	(1)	(12)	(11)

Net Cash Used by Investing Activities	(285)	(10)	(24)	(12)	(331)

Financing Activities
Long-term Debt Issued	450	—	—	—	450
Long-term Debt Repaid	(200)	—	(67)	—	(267)
Cash Dividends Paid	(22)	—	(52)	53	(21)
Other Financing Activities	20	—	(28)	20	12

Net Cash Provided (Used) by Financing Activities	248	—	(147)	73	174
Net Increase (Decrease) in Cash and Cash Equivalents	66	(19)	(44)	—	3
Cash and Cash Equivalents at Beginning of Period	156	52	(71)	—	137

Cash and Cash Equivalents at End of Period	$222	$33	$(115)	$—	$140

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14.  SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
	(millions of dollars)
March 28, 2003
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$427	$45	$(178)	$—	$294
Accounts Receivable—Net	72	2	867	(94)	847
Materials and Supplies	—	—	187	—	187
Deferred Income Taxes	—	—	130	—	130
Other Current Assets	3	—	298	(137)	164

Total Current Assets	502	47	1,304	(231)	1,622
Properties	28	—	18,608	—	18,636
Accumulated Depreciation	(24)	—	(5,261)	—	(5,285)

Properties, net	4	—	13,347	—	13,351
Investment in Conrail	339	—	4,316	—	4,655
Affiliates and Other Companies	—	—	501	(34)	467
Investment in Consolidated Subsidiaries	12,824	—	396	(13,220)	—
Other Long-term assets	1,209	—	284	(629)	864

Total Assets	$14,878	$47	$20,148	$(14,114)	$20,959

LIABILITIES
Current Liabilities
Accounts Payable	$101	$—	$831	$(93)	$839
Labor and Fringe Benefits Payable	11	—	381	—	392
Payable to Affiliates	—	9	128	(137)	—
Casualty, Environmental and Other Reserves	1	—	253	—	254
Current Maturities of Long-term Debt	150	—	212	—	362
Short-term Debt	150	—	5	—	155
Income and Other Taxes Payable	1,461	—	(1,362)	—	99
Other Current Liabilities	28	13	101	(1)	141

Total Current Liabilities	1,902	22	549	(231)	2,242
Casualty, Environmental and Other reserves	—	—	590	—	590
Long-term Debt	5,584	—	943	—	6,527
Deferred Income Taxes	—	—	3,630	—	3,630
Long-term Payable to Affiliates	396	—	147	(543)	—
Other Long-term Liabilities	687	23	1,056	(119)	1,647

Total Liabilities	8,569	45	6,915	(893)	14,636

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	216	—	209	(209)	216
Other Capital	1,549	2	8,280	(8,282)	1,549
Retained Earnings	4,875	—	4,334	(4,334)	4,875
Accumulated Other Comprehensive Loss	(331)	—	14		(317)

Total Shareholders’ Equity	6,309	2	13,233	(13,221)	6,323

Total Liabilities and Shareholders’ Equity	$14,878	$47	$20,148	$(14,114)	$20,959

CSX CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14.    SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
	(millions of dollars)
December 27, 2002
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$379	$37	$(152)	$—	$264
Accounts Receivable—Net	43	—	902	(146)	799
Materials and Supplies	—	—	180	—	180
Deferred Income Taxes	—	—	128	—	128
Assets Held For Disposition	—	263	—	—	263
Other Current Assets	5	—	287	(137)	155

Total Current Assets	427	300	1,345	(283)	1,789
Properties	33	11	18,516	—	18,560
Accumulated Depreciation	(29)	(2)	(5,243)	—	(5,274)

Properties, net	4	9	13,273	—	13,286
Investment in Conrail	342	—	4,311	—	4,653
Affiliates and Other Companies	—	—	414	(33)	381
Investment in Consolidated Subsidiaries	12,761	—	396	(13,157)	—
Other Long-term assets	1,192	—	273	(623)	842

Total Assets	$14,726	$309	$20,012	$(14,096)	$20,951

LIABILITIES
Current Liabilities
Accounts Payable	$77	$20	$848	$(143)	$802
Labor and Fringe Benefits Payable	49	11	397	—	457
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	1	—	245	—	246
Current Maturities of Long-term Debt	150	—	241	—	391
Short-term Debt	140	—	3	—	143
Liabilities Held For Disposition	—	104	—	—	104
Income and Other Taxes Payable	1,458	9	(1,284)	(39)	144
Other Current Liabilities	28	4	99	36	167

Total Current Liabilities	1,903	148	686	(283)	2,454
Casualty, Environmental and Other reserves	4	1	599	—	604
Long-term Debt	5,510	—	1,009	—	6,519
Deferred Income Taxes	—	3	3,564	—	3,567
Long-term Payable to Affiliates	396	—	148	(544)	—
Other Long-term Liabilities	685	49	925	(93)	1,566

Total Liabilities	8,498	201	6,931	(920)	14,710

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,547	73	8,238	(8,311)	1,547
Retained Earnings	4,797	35	4,225	(4,260)	4,797
Accumulated Other Comprehensive Loss	(331)	—	13		(318)

Total Shareholders’ Equity	6,228	108	13,081	(13,176)	6,241

Total Liabilities and Shareholders’ Equity	$14,726	$309	$20,012	$(14,096)	$20,951

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CSX follows a 52/53-week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended March 28, 2003 and March 29, 2002, and as of December 27, 2002.

Consolidated Results

Operating Revenue

Operating revenue increased $52 million in the quarter ended March 28, 2003 from the quarter ended March 29, 2002. Surface Transportation revenue increased $85 million but was offset by a reduction of revenue from the domestic container-shipping segment as a majority of CSX’s interest in CSX Lines was conveyed during the quarter (see Note 3, Divestitures).

Operating Income

Operating income was $177 million for the quarter ended March 28, 2003, as compared to $212 million for the prior year quarter. The $35 million decrease is a result of increased operating expenses, primarily at the rail segment, from increased fuel prices and abnormally harsh winter weather that burdened operations during the first quarter of 2003. The quarter ended March 28, 2003 was also impacted by $16 million in expenses relating to the retirement of John Snow, the Company’s former Chairman and Chief Executive Officer, to become Secretary of the Treasury for the United States.

Other Income (Expense)

Other income decreased $19 million to a net expense of $10 million in the quarter ended March 28, 2003. Income from real estate and resort operations was down $31 million, primarily due to a large real estate transaction that was completed during the first quarter of 2002. This decrease was offset by lower losses primarily relating to equity investments.

Interest Expense

Interest expense was down $11 million in the first quarter of 2003 as compared to the prior-year quarter, primarily from the impact of lower interest rates on floating-rate debt and the favorable impact of interest rate swaps (see note 9, Derivative Financial Instruments).

Net Earnings

CSX reported net earnings for the quarter ended March 28, 2003 of $99 million, 46 cents per share, compared with $25 million, 12 cents per share, in the quarter ended March 29, 2002.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Consolidated Results, Continued

In 2001, SFAS 143, “Accounting for Asset Retirement Obligations” was issued. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in the first quarter of 2003, CSX recorded pretax income of $93 million, $57 million after tax, or 26 cents per share as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

In 2001, SFAS 142, “Goodwill and Other Intangible Assets,” was issued. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed for impairment on a periodic basis. The Company adopted this standard in the first quarter of 2002, and incurred a pretax charge of $83 million, $43 million after tax and consideration of minority interest, 20 cents per share as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and it will not have a material effect on future earnings.

Earnings before the cumulative effect of accounting changes were $42 million and $68 million for the quarters ended March 28, 2003 and March 29, 2002, respectively. This $26 million decrease results primarily from the decrease in operating income and other income, partially offset by a decrease in income tax expense.

Divestitures

On February 27, 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased equipment from CSX covering CSX’s primary financial obligations related to $319 million of vessel and equipment leases under which CSX will remain a lessee. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12 year sub-lease term. Less than $1 million of this gain was recognized in the first quarter. The $60 million of securities have a term of 7 years and a preferred return feature. CSX will account for the investment under the cost method.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Segment Results

The following table provides a detail of operating revenue and expense by segment:

Quarters Ended March 28, 2003 and March 29, 2002 (1)

(Dollars in Millions) (Unaudited)

	Rail		Intermodal		Surface Transportation		International Terminals		Eliminations/ Other (2)		Total
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Operating Revenue	$1,531	$1,486	$302	$262	$1,833	$1,748	$56	$58	$127	$158	$2,016	$1,964
Operating Expense
Labor and Fringe	648	640	19	17	667	657	13	16	59	57	739	730
Materials, Supplies and Other	339	324	49	41	388	365	19	22	47	51	454	438
Conrail	86	87	—	—	86	87	—	—	—	—	86	87
Building and Equipment Rent	107	102	31	31	138	133	2	2	6	13	146	148
Inland Transportation	(99)	(86)	173	149	74	63	2	2	16	21	92	86
Depreciation	145	138	8	7	153	145	2	2	2	5	157	152
Fuel	158	104	—	—	158	104	—	—	15	12	173	116
Miscellaneous	—	—	—	—	—	—	3	3	(11)	(8)	(8)	(5)

Total Operating Expense	1,384	1,309	280	245	1,664	1,554	41	47	134	151	1,839	1,752

Operating Income	$147	$177	$22	$17	$169	$194	$15	$11	$(7)	$7	$177	$212
Operating Ratio	90.4%	88.1%	92.7%	93.5%	90.8%	88.9%	73.2%	81.0%

(1)	Prior periods have been reclassified to conform to the current presentation.
(2)	Eliminations/Other consists of the following:

	Operating Income
	2003	2002
(a) expenses related to the retirement of John Snow, the Company’s former Chairman and Chief Executive Officer	(16)	—
(b) the reclassification of international terminals minority interest expense	10	8
(c) the operations of CSX Lines through Feb. 27, 2003, when it was conveyed to a new entity, and gain amortization on the conveyance	2	1
(d) other items	(3)	(2)

Total	(7)	7

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Surface Transportation Results

The following table provides Surface Transportation carload and revenue data by service group and commodity for the quarters ended March 28, 2003 and March 29, 2002:

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	%Change	2003	2002	%Change
Merchandise
Phosphates and Fertilizer	117	119	(2)%	$87	$89	(2)%
Metals	88	77	14%	110	98	12%
Forest and Industrial Products	148	144	3%	195	189	3%
Agricultural and Food	114	115	(1)%	167	166	1%
Chemicals	138	135	2%	251	238	5%
Emerging Markets	101	93	9%	112	88	27%

Total Merchandise	706	683	3%	922	868	6%
Automotive	131	129	2%	208	200	4%
Coal, Coke & Iron Ore
Coal	373	393	(5)%	370	381	(3)%
Coke and Iron Ore	12	12	—%	13	16	(19)%

Total Coal, Coke & Iron Ore	385	405	(5)%	383	397	(4)%
Other	—	—	—%	18	21	(14)%

Total Rail	1,222	1,217	—%	1,531	1,486	3%

Intermodal
Domestic	247	220	12%	183	152	20%
International	279	261	7%	113	110	3%
Other	—	—	—%	6	—	NM

Total Intermodal	526	481	9%	302	262	15%

Total Surface Transportation	1,748	1,698	3%	$1,833	$1,748	5%

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail

Operating Revenue

Rail revenue increased $45 million in the quarter ended March 28, 2003, as compared to the quarter ended March 29, 2002.

Merchandise

Overall merchandise revenues were up 6 percent on 3 percent volume growth. Emerging markets, chemicals, metals and forest and industrial products’ revenue levels increased over the prior year quarter, while phosphates and fertilizers had a slight decrease. The positive performance in emerging markets was driven by continued strength in military shipments during the first quarter of 2003.

Automotive

Automotive revenues grew $8 million or 4% over the prior year quarter. Growth was driven by increased vehicle production while extended linehauls resulted in yield improvements. Light truck and remarketed vehicles revenues are up year over year due to shifts to sports utility and crossover vehicles and aggressive manufacturer incentives.

Coal

Coal revenues were down $11 million or 3 percent from prior year. Abnormally harsh winter weather adversely affected lake loadings, as lakes were frozen and, therefore, inaccessible. Additionally, weakness in exports continued due to the reduced competitive standing of United States coal in the international market. These two factors more than offset the strength in utility coal shipments that occurred in the latter part of the quarter.

Operating Expense

Operating expenses increased to $1.4 billion from $1.3 billion for the quarters ended March 28, 2003 and March 29, 2002, respectively. The $75 million increase was primarily due to higher fuel prices, operational inefficiencies due to severe winter weather during 2003, and increased personal injury claims.

•	Labor and Fringe expenses were up $8 million in the first quarter of 2003 versus prior year. The Company experienced higher crew costs during the first quarter of 2003 due to inflation, higher volumes and costs related to the slowdown of the network caused by weather issues during the quarter. Expenses were also affected upon the adoption of SFAS 143 by the inclusion of approximately $2 million of costs relating to the removal of retired crossties, which were previously provided for through depreciation expense.

•	Materials, Supplies and Other expenses increased $15 million period over period, primarily due to increased personal injuries and derailments and other costs relating to the weather in the first quarter of 2003. Expenses were also affected, upon the adoption of SFAS 143 by the inclusion of approximately $2 million of costs relating to the removal of retired crossties from the system that were previously provided for through depreciation expense.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail, Continued

•	Conrail expenses were relatively flat, decreasing $1 million quarter-over-quarter to $86 million in 2003.

•	Building and Equipment Rent increased $5 million, primarily due to increased car hire expenses caused partially by the network slowdown relating to abnormally harsh winter weather.

•	Depreciation expense increased $7 million dollars net, primarily due to asset additions. Reductions in depreciation expense relating to the discontinuation of accruals for the removal of crossties upon the adoption of SFAS 143 were offset by the impact of reductions of certain asset lives as part of a group depreciation life study.

•	Fuel expenses were up significantly in the first quarter of 2003 as compared to 2002. Fuel prices increased expense by $50 million, but the net impact on operating income was $44, since $6 million in fuel surcharges were billed to customers. The remaining $4 million increase was the result of volume and efficiency issues related to the severe winter weather during the first quarter of 2003.

Operating Income

Operating income was $147 million for the quarter ended March 28, 2003, as compared to $177 million for the quarter ended March 29, 2002. This $30 million decrease resulted from the large increase in fuel and other operating expenses more than offsetting the benefit of higher revenues.

Intermodal

Operating Revenue

Intermodal operating revenues increased $40 million in the quarter ended March 28, 2003, as compared to the quarter ended March 29, 2002. Revenue per unit improved due to increased length of haul, a favorable price environment and growth in higher priced door-to-door traffic. The increase in revenue included $7 million of fuel surcharges in 2003.

Operating Expense

Intermodal operating expenses increased $35 million over the prior year quarter, primarily due to increased lift costs and inland transportation charges associated with higher volumes.

Operating Income

Intermodal operating income was $22 million for the quarter ended March 28, 2003, as compared to $17 million for the quarter ended March 29, 2002.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

International Terminals Results

Operating Revenue

International Terminals operating revenue decreased to $56 million for the 2003 quarter, from $58 million in the prior year quarter. This decrease was primarily a result of the discontinuance from the Transpacific trade by one of the major Hong Kong customers.

Operating Expense

Operating expenses decreased to $41 million for the quarter, from $47 million in the prior year quarter, due to cost reduction initiatives implemented during the second half of 2002 and decreased volumes.

Operating Income

Operating income increased to $15 million for the quarter, from $11 million for the prior year quarter.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short-term investments totaled $294 million at March 28, 2003, an increase of $30 million since December 27, 2002.

Primary sources of cash and cash equivalents during the three months ended March 28, 2003 were $214 million of net proceeds from the divestiture of CSX Lines LLC (see Note 3, Divestitures), $67 million of debt issued and cash from general operations. Primary uses of cash and cash equivalents were $150 million of property additions, $95 million of debt repayments, and approximately $56 million related to payments made and related taxes due to the retirement of John Snow, the Company’s former Chairman and Chief Executive Officer, in the first quarter of 2003. The quarterly dividend for the current and prior year period was 10 cents per share, and amounted to $21 million in the first quarter of 2003.

CSX’s working capital deficit at March 28, 2003 was $620 million, down from $665 million at December 27, 2002. A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

FINANCIAL DATA

	March 28,		December 27,
	2003		2002
	(Dollars in Millions)
Cash, Cash Equivalents and Short-Term Investments	$294		$264
Working Capital (Deficit)	$(620)		$(665)
Current Ratio	0.7		0.7
Debt Ratio	51%		52%
Ratio of Earnings to Fixed Charges	1.5	x	2.3	x

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

FACTORS EXPECTED TO INFLUENCE 2003

Fuel expenses fluctuate and are a significant cost, but the Company expects that the impact of price variance will be less in the second quarter of 2003 than the $50 million impact during the first quarter of 2003. The full year impact of fuel expenses cannot be estimated with reasonable certainty.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

See background, accounting and financial reporting effects and summary financial information in Note 5, Investment In and Integrated Rail Operations with Conrail.

Conrail’s Results of Operations

Conrail reported net income before cumulative effect of accounting change of $37 million in the first quarter, compared to $36 million in the prior year quarter. Operating revenues increased $1 million to $226 million for the 2003 quarter, while operating expenses decreased $1 million to $163 million for the same period.

OTHER MATTERS

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. For information regarding CSX’s significant estimates using management judgment, see management’s discussion and analysis of financial condition and results of operations on page 26 of the 2002 Annual Report. As of March 28, 2003, there have been no significant changes to these estimates.

Matters Arising From Sale of International Container-Shipping Assets

CSX has received a claim amounting to approximately $180 million plus interest from Europe Container Terminals bv (“ECT”), owner of the Rotterdam Container Terminal formerly operated by Sea-Land Service Inc. (“Sea-Land”). ECT has claimed that the December 1999 sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreement with ECT. An initial arbitration panel of the Netherlands Arbitration Institute ruled on February 10, 2003, that CSX was in breach of the terminal agreement. The ruling by the panel dealt only with the existence of liability for a breach, and did not address the level of ECT damages, if any, which will be the subject of a second hearing before the same panel sometime in 2003. CSX disputes this claim and believes it does not reflect the mitigating benefits ECT gained from its ability to service other customers at the former Sea-Land facility. Management believes that valid defenses to this claim exist but cannot estimate what, if any, loss may result from this matter. CSX believes that Maersk is responsible for any damages that may result from this dispute and has taken preliminary steps to initiate an arbitration against Maersk under the purchase and sale agreement with Maersk.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

OTHER MATTERS, Continued

Matters Arising From Sale of International Container-Shipping Assets, Continued

The purchase and sale agreement with Maersk provides for a post-closing working capital adjustment to the sales price based on the change in working capital, as defined in the agreement, between June 25, 1999, and December 10, 1999. The Company has recorded a receivable of approximately $70 million in connection with the post-closing adjustment and this amount is currently in dispute. This matter, together with other disputed issues relating to the contractual obligations of the Company, has been submitted to arbitration.

Although management believes it will prevail in some or all of the Maersk and ECT disputes and arbitrations, it can give no assurance in this regard. An adverse outcome could have a material effect on the determination of the final loss on sale of Sea-Land’s International Liner business and the financial results and cash flows in future reporting periods.

CSX CORPORATION AND SUBSIDIARIES

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

Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others: (i) the Company’s success in implementing its financial and operational initiatives, (ii) changes in domestic or international economic or business conditions, including those affecting the rail industry (such as the impact of industry competition, conditions, performance and consolidation); (iii) legislative or regulatory changes; and (iv) the outcome of claims and litigation involving or affecting the Company. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report, and in the Company’s other SEC reports, accessible on the Sec’s website at www.sec.gov and at the Company’s website at www.csx.com.

CSX CORPORATION AND SUBSIDIARIES

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We address our exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of interest rate swap agreements. We do not hold or issue derivative financial instruments for trading purposes. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $1.4 million on an annual basis.

The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

At March 28, 2003 and December 27, 2002, CSX had approximately $790 million and $709 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would effect annual interest expense by approximately $8 million.

The Company is subject to risk relating to changes in the price of diesel fuel. A one cent change in the price per gallon of fuel would impact annual fuel expense by approximately $6 million.

While the Company’s international terminals segment does business in several foreign countries, a substantial portion of its revenue and expenses are transacted in U.S. dollars, or currencies with little fluctuation against the U.S. dollar. For this reason, CSX does not believe its foreign currency market risk is significant.

A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share due to the dilutive effect of stock options and convertible debt.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

As of April 28, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 28, 2003. There were no significant changes in the Company’s internal controls or in the other factors that could significantly affect those controls subsequent to the date of the evaluation.

CSX CORPORATION AND SUBSIDIARIES

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1*	Retirement and Consulting Agreement dated as of April 1, 2003, between CSX Corporation and Paul R. Goodwin

99.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

■	Form 8-K filed on February 6, 2003 to report as an Item 5: Other Event the January 31, 2003 press release announcing the election of Michael J. Ward as chairman and chief executive officer of CSX Corporation by the CSX Board of Directors

■	Form 8-K filed on January 31, 2003 to report as an Item 5: Other Event the press release and its quarterly Flash document on financial and operating results for the fourth quarter and year ended December 27, 2002.

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE

Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 30, 2002

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 30, 2003

/s/ PAUL R. GOODWIN

Paul R. Goodwin

Vice Chairman and Chief Financial Officer