Form 10-Q
period 2003-06-27
CSX CORP
filed 2003-07-30
CIK 277948

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 27, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 27, 2003: 213,964,090 shares.

CSX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2003

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statements

	(Unaudited)
(Dollars in Millions, Except Per Share Amounts)	Quarter Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Operating Revenue	$1,942	$2,073	$3,958	$4,037
Operating Expense	1,657	1,752	3,496	3,504

Operating Income	285	321	462	533

Other Income	19	4	9	13
Interest Expense	105	116	208	230

Earnings before Income Taxes and Cumulative Effect of Accounting Change	199	209	263	316

Income Tax Expense	72	74	94	113

Earnings before Cumulative Effect of Accounting Change	127	135	169	203

Cumulative Effect of Accounting Change-Net of Tax	—	—	57	(43)

Net Earnings	$127	$135	$226	$160

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.59	$0.63	$0.79	$0.95
Cumulative Effect of Accounting Change	—	—	0.26	(0.20)

Including Cumulative Effect of Accounting Change	$0.59	$0.63	$1.05	$0.75

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.59	$0.63	$0.79	$0.95
Cumulative Effect of Accounting Change	—	—	0.26	(0.20)

Including Cumulative Effect of Accounting Change	$0.59	$0.63	$1.05	$0.75

Average Common Shares Outstanding (Thousands)	213,849	212,555	213,857	212,303

Average Common Shares Outstanding, Assuming Dilution (Thousands)	214,297	213,541	214,230	213,364

Cash Dividends Paid Per Common Share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Dollars in Millions)	(Unaudited) June 27, 2003	December 27, 2002
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$311	$264
Accounts Receivable-Net	1,219	799
Materials and Supplies	178	180
Deferred Income Taxes	139	128
Other Current Assets	185	155
Domestic Container-Shipping Assets Held for Disposition	—	263

Total Current Assets	2,032	1,789
Properties	18,892	18,560
Accumulated Depreciation	5,388	5,274

Properties-Net	13,504	13,286
Investment in Conrail	4,658	4,653
Affiliates and Other Companies	487	381
Other Long-term Assets	858	842

Total Assets	$21,539	$20,951

LIABILITIES
Current Liabilities:
Accounts Payable	$768	$802
Labor and Fringe Benefits Payable	402	457
Casualty, Environmental and Other Reserves	223	246
Current Maturities of Long-term Debt	586	391
Short-term Debt	704	143
Income and Other Taxes Payable	102	144
Other Current Liabilities	135	167
Domestic Container-Shipping Liabilities Held for Disposition	—	104

Total Current Liabilities	2,920	2,454
Long-term Debt	6,204	6,519
Deferred Income Taxes	3,715	3,567
Casualty, Environmental and Other Reserves	629	604
Other Long-term Liabilities	1,635	1,566

Total Liabilities	15,103	14,710

SHAREHOLDERS’ EQUITY
Common Stock, $1 Par Value	215	215
Other Capital	1,554	1,547
Retained Earnings	4,981	4,797
Accumulated Other Comprehensive Loss	(314)	(318)

Total Shareholders’ Equity	6,436	6,241

Total Liabilities and Shareholders’ Equity	$21,539	$20,951

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements

(Dollars in Millions)	(Unaudited) Six Months Ended
	June 27, 2003	June 28, 2002
OPERATING ACTIVITIES
Net Earnings	$226	$160
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	322	312
Deferred Income Taxes	98	50
Cumulative Effect of Accounting Change-Net of Tax	(57)	43
Other Operating Activities	16	(13)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(65)	17
Termination of Sale of Receivables	(380)	—
Other Current Assets	(42)	(34)
Accounts Payable	(15)	(54)
Other Current Liabilities	(138)	30

Net Cash (Used) Provided by Operating Activities	(35)	511

INVESTING ACTIVITIES
Property Additions	(479)	(431)
Net Proceeds from Divestitures	214	—
Other Investing Activities	(20)	2

Net Cash Used by Investing Activities	(285)	(429)

FINANCING ACTIVITIES
Short-term Debt – Net	561	576
Long-term Debt Issued	83	474
Long-term Debt Repaid	(218)	(991)
Dividends Paid	(43)	(43)
Other Financing Activities	(16)	16

Net Cash Provided by Financing Activities	367	32

Net Increase in Cash and Cash Equivalents	47	114
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	127	137

Cash and Cash Equivalents at End of Period	174	251
Short-term Investments at End of Period	137	480

Cash, Cash Equivalents and Short-term Investments at End of Period	$311	$731

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at June 27, 2003 and December 27, 2002, the results of its operations for the quarters and six months ended June 27, 2003 and June 28, 2002, and its cash flows for the six months ended June 27, 2003 and June 28, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2003 presentation.

The Company believes that the disclosures presented are accurate and not misleading, and suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K, 2003 Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended June 27, 2003 and June 28, 2002, the 26-week periods ended June 27, 2003 and June 28, 2002, and as of December 27, 2002.

Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated income statements.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Numerator (Millions):
Net Earnings Before Cumulative Effect of Accounting Change	$127	$135	$169	$203
Denominator (Thousands):
Average Common Shares Outstanding	213,849	212,555	213,857	212,303
Effect of Potentially Dilutive Common Shares	448	986	373	1,061

Average Common Shares Outstanding, Assuming Dilution	214,297	213,541	214,230	213,364

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.59	$0.63	$0.79	$0.95
Assuming Dilution, Before Cumulative Effect of Accounting Change	$0.59	$0.63	$0.79	$0.95

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2. EARNINGS PER SHARE, Continued

Earnings per share are based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, are based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares, mainly arising from employee stock options. Potentially dilutive common shares at CSX include stock options and awards, and common stock that would be issued relating to convertible long-term debt. During the quarter and six months ended June 27, 2003, 174,451 and 175,645 options, respectively, were exercised. During the quarter and six months ended June 28, 2002, 324,205 and 1,020,161 options, respectively, were exercised.

Certain potentially dilutive common shares at June 27, 2003 and June 28, 2002 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, therefore, their effect is antidilutive. These potentially dilutive common shares were as follows:

	Quarters Ended
	June 27, 2003	June 28, 2002
Number of Shares (Thousands)	34,480	33,249
Average Exercise / Conversion Price	$45.83	$46.56

A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share if the shares were to become dilutive.

NOTE 3. DIVESTITURES

In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased equipment from certain affiliates of CSX covering the primary financial obligations related to $319 million of vessel and equipment leases under which CSX or one of its affiliates will remain a lessee or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12 year sub-lease term. Approximately $3 million of this gain was recognized in the second quarter, with $4 million being recognized year to date. The $60 million of securities have a term of 7 years and a preferred return feature. CSX will account for the investment under the cost method.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax, or 26 cents per share, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 10, Stock Based Compensation)

SFAS 142, “Goodwill and Other Intangible Assets,” was issued in 2001. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed for impairment on a periodic basis. The Company adopted this standard at the beginning of fiscal year 2002, and incurred a pretax charge of $83 million, $43 million after tax and consideration of minority interest, 20 cents per share, as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and it does not have a material effect on future earnings.

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

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Background, Continued

The rail subsidiaries of CSX and Norfolk Southern each operate separate portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSX and Norfolk Southern, for which it is compensated on the basis of usage by the respective railroads.

In June 2003, CSX, Norfolk Southern and Conrail jointly filed a petition with the Surface Transportation Board (STB) to establish direct ownership and control by CSX Transportation Inc. (“CSXT”) and Norfolk Southern Railway of their portions of the Conrail system. Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the STB. CSX, Norfolk Southern and Conrail also jointly filed a ruling request with the Internal Revenue Service to qualify the transaction as a non-taxable disposition. The proposed transaction is subject to a number of conditions, including, among others, STB approval and a favorable IRS ruling. If all necessary conditions are satisfied, Conrail intends to restructure its existing $800 million of unsecured public debt and $400 million of secured debt. It is currently contemplated that guaranteed debt securities of two newly formed subsidiaries of CSXT and Norfolk Southern Railway would be offered in a 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities would be fully and unconditionally guaranteed by CSXT and Norfolk Southern Railway. Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of CSXT and Norfolk Southern Railway. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of CSXT or Norfolk Southern Railway. This transaction would significantly impact the balance sheet by increasing debt and fixed assets, while reducing the investment in Conrail. There would not be a material impact on earnings per share.

Accounting and Financial Reporting Effects

CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail,” which reflects:

1.	Right-of-way usage fees to Conrail.
2.	Equipment rental payments to Conrail.
3.	Transportation, switching, and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern.
4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments
5.	CSX’s 42% share of Conrail’s net income before cumulative effect of accounting change recognized under the equity method of accounting.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Detail of Conrail

(Dollars in Millions)
	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Rents and Services	$89	$87	$176	$174
Purchase Price Amortization and Other	14	10	29	25
Equity in Income of Conrail	(16)	(18)	(32)	(33)

Total Conrail	$87	$79	$173	$166

Conrail Financial Information

Summary financial information for Conrail for its fiscal periods ended June 30, 2003 and 2002, and at December 31, 2002, is as follows:

(Dollars in Millions)
	Quarters Ended		Six Months Ended
	2003	2002	2003	2002
Income Statement Information:
Revenues	$231	$222	$457	$447
Expenses	165	158	328	322

Operating Income	$66	$64	$129	$125

Net Income Before Cumulative Effect of Accounting Change	$39	$42	$76	$78

Cumulative Effect of Accounting Change-Net of Tax	—	—	40	—

Net Income	$39	$42	$116	$78

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

(Dollars in Millions)
	June 30, 2003	December 31, 2002
Balance Sheet Information:
Current Assets	$279	$300
Property and Equipment and Other Assets	7,912	7,857

Total Assets	$8,191	$8,157

Current Liabilities	$301	$329
Long-term Debt	1,104	1,123
Other Long-term Liabilities	2,443	2,479

Total Liabilities	3,848	3,931
Stockholders’ Equity	4,343	4,226

Total Liabilities and Stockholders’ Equity	$8,191	$8,157

Transactions with Conrail

As listed below, CSX has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared asset area agreements. Also, Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate notes, with CSX’s note maturing on March 28, 2007.

(Dollars in Millions)
			June 27, 2003	December 27, 2002
CSX Payable to Conrail			$68	$69
Conrail Advances to CSX			$450	$371
Interest Rates on Conrail Advances to CSX			1.48%	1.82%

	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Interest Expense Related to Conrail Advances	$2	$2	$4	$4

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

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

As of June 27, 2003, CSXT discontinued the sale of accounts receivable, which resulted in a $380 million increase in accounts receivable and increased borrowing of commercial paper balances included in short-term debt. Prior to June 27, 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly-owned by CSX Corporation. CTRC transferred the accounts receivable to a master trust and caused the trust to issue two series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT.

Two series of certificates were outstanding as of December 27, 2002. One series in the amount of $300 million was sold to investors in 1998 and matured in June 2003. A second series in the amount of $200 million was sold to a private entity in 2000 and matured in June 2003 as well. As of December 27, 2002, the amount invested by the private entity was $80 million. Accounts receivable related amounts were as follows:

(Dollars in Millions)
	June 27, 2003	December 27, 2002
Amounts sold under:
Public Series of Certificates	$—	$300
Private Series of Certificates	—	80

Total	$—	$380

Retained Interest in Master Trust	$—	$534

The fair value of retained interests approximated book value as the receivables were collected in approximately one month.

Net losses associated with the sale of receivables are as follows:

(Dollars in Millions)	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Discounts on Sales of Accounts Receivable	$4	$7	$10	$14

CSXT retained responsibility for servicing accounts receivables held by the master trust. The average servicing period was approximately one month. No servicing asset or liability was recorded since the fees CSXT received approximated its related costs.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. ACCOUNTS RECEIVABLE, Continued

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable, including receivables transferred to the master trust that could be subsequently sold to outside parties with recourse. The allowance for doubtful accounts is included in the balance sheet as follows:

(Dollars in Millions)
	June 27, 2003	December 27, 2002
Allowance for Doubtful Accounts	$86	$125

The decrease in the allowance for doubtful accounts was primarily due to the write-off of uncollectible receivables during 2003.

NOTE 7. OPERATING EXPENSE

Operating expense consists of the following:

(Dollars in Millions)
	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Labor and Fringe	$677	$713	$1,416	$1,439
Materials, Supplies and Other	388	446	834	883
Conrail	87	79	173	166
Building and Equipment Rent	130	154	276	302
Inland Transportation	79	77	171	163
Depreciation	160	155	317	307
Fuel	136	128	309	244

Total	$1,657	$1,752	$3,496	$3,504

Operating expenses include amounts from the Company’s domestic container-shipping subsidiary, CSX Lines for fiscal year 2002 and through February of 2003, when most of CSX’s interest in the entity was conveyed to a new venture. See note 3, “Divestitures.”

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. OTHER INCOME

Other income (expense) consists of the following:

(Dollars in Millions)
	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Interest Income	$4	$8	$8	$15
Income from Real Estate and Resort Operations	32	11	33	43
Discounts on Sales of Accounts Receivable	(4)	(7)	(10)	(14)
Minority Interest	(9)	(10)	(20)	(18)
Miscellaneous	(4)	2	(2)	(13)

Total	$19	$4	$9	$13

Gross Revenue from Real Estate and Resort Operations Included in Other Income	$75	$51	$110	$114

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS

CSX has entered into various interest rate swap agreements on the following fixed rate notes:

Maturity Date	Notional Amount (Millions)	Fixed Interest Rate
December 1, 2003	$150	5.85%
May 1, 2004	300	7.25%
June 22, 2005	50	6.46%
August 15, 2006	300	9.00%
May 1, 2007	450	7.45%
May 1, 2032	150	8.30%

Total/Average	$1,400	7.62%

These agreements were entered for purposes of managing interest rate risk exposure and mature at the time the related notes are due. Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The instruments qualify, and are designated, as fair value hedges.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the hedged item, in this case long-term fixed rate notes, attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $90 million and $78 million for the fair market value of the interest rate swap agreements at June 27, 2003 and December 27, 2002, respectively.

The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Cash Flow Statement. For the three month and six month periods ended June 27, 2003, the Company reduced interest expense by approximately $11 million and $22 million, respectively, as a result of the interest rate swap agreements that were in place during that period. For the quarter and six month periods ended June 28, 2002, the Company reduced interest expense by approximately $8 million and $16 million, respectively.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 10. STOCK-BASED COMPENSATION

Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, expense of $1 million was recognized in the quarter and six months ended June 27, 2003 for stock options granted in May 2003.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. STOCK BASED COMPENSATION, Continued

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

(Dollars in Millions, Except Per Share Amounts)
	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Net Earnings - As Reported	$127	$135	$226	$160
Add (Deduct): Stock Based Employee Compensation Expense (Credit) Included in Reported Net Income - Net of Related Tax Effects	1	1	(1)	2
Deduct: Total Stock Based Employee Compensation Expense Determined Under the Fair Value Based Method For all Awards - Net of Related Tax Effects	(9)	(8)	(14)	(15)

Pro Forma Net Earnings	$119	$128	$211	$147

Earnings Per Share:
Basic - As Reported	$0.59	$0.63	$1.05	$0.75
Basic - Pro Forma	$0.56	$0.60	$0.99	$0.69
Diluted - As Reported	$0.59	$0.63	$1.05	$0.75
Diluted - Pro Forma	$0.56	$0.60	$0.98	$0.69

NOTE 11. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the balance sheet as follows:

(Dollars in Millions)
	June 27, 2003			December 27, 2002
	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$193	$421	$614	$216	$389	$605
Separation	15	188	203	15	195	210
Environmental	15	20	35	15	20	35

Total	$223	$629	$852	$246	$604	$850

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves

Casualty reserves represent accruals for the uninsured portion of personal injury, occupational injury (asbestos, carpal tunnel, etc.) and accident claims. These reserves are recorded upon the first reporting of an incident, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of claim, and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury and accident claims. Unreported occupational injuries are not subject to reasonable estimation, thus no provision is made for incurred but not reported occupational injuries. Accruals for occupational injury, personal injury and accident liabilities amount to $614 million and $605 million at June 27, 2003 and December 27, 2002, respectively. This increase is primarily related to new asbestos claims filed in West Virginia during the second quarter of 2003.

Environmental Reserves

CSX is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 98 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSXT is involved in administrative and judicial proceedings, and other clean-up efforts at approximately 209 sites, which include the 98 Superfund sites noted above, where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 27, 2003, and December 27, 2002 were $35 million. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 27, 2003 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

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

NOTE 12. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $2.7 billion. The long-term maintenance program assures CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $33 million and $66 million in the quarter and six month periods ended June 27, 2003. In the quarter and six month periods ended June 28, 2002, $31 million and $62 million, respectively was paid.

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

Guarantees

The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by CSX in its business operations. Utilizing a CSX guarantee for these obligations allows CSX to take advantage of lower interest rates and obtain other favorable terms when negotiating leases or financing debt. Guarantees are contingent commitments issued by the Company that could require CSX to make payment to the guaranteed party based on another entity’s failure to perform. CSX’s guarantees can be segregated into three main categories:

1.	Guarantees of approximately $511 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for those obligations.

2.	Guarantees of approximately $105 million relating to construction and cash deficiency support guarantees at several of the Company’s international terminals locations under development. The non-performance of one of its partners, cost overruns or non-compliance with financing loan covenants could cause the Company to have to perform under these guarantees.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

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

Matters Arising Out of Sale of International Container-Shipping Assets

In conjunction with the sale of the international container shipping assets to Maersk, CSX received a claim of 425 million Dutch Guilders plus interest (amounting to approximately $180 million plus interest under then prevailing currency exchange rates) from Europe Container Terminals bv (“ECT”), owner of the Rotterdam Container Terminal formerly operated by Sea-Land Service Inc. (“Sea-Land”). ECT has claimed that the December 1999 sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreement with ECT. An initial arbitration panel of the Netherlands Arbitration Institute ruled in February 2003, that CSX was in breach of the terminal agreement. The ruling by the panel dealt only with the existence of liability for a breach, and did not address the level of ECT damages, if any, which will be the subject of a second hearing before the same panel sometime in 2003. CSX disputes ECT’s claim for damages and believes it does not reflect the mitigating benefits ECT gained from its ability to service other customers at the former Sea-Land facility. Management believes that valid defenses exist on damages, but cannot estimate what loss, if any, may result from this matter. CSX believes that Maersk is responsible for any damages that may result from this dispute and has taken preliminary steps to initiate an arbitration against Maersk under the purchase and sale agreement with Maersk.

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

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. BUSINESS SEGMENTS

The Company operates in three business segments: rail, intermodal, and international terminals. The rail segment provides rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides transcontinental intermodal transportation services and operates a network of dedicated intermodal facilities across North America. The international terminals segment operates container freight terminal facilities and related businesses in Asia, Europe, Australia, Latin America and the United States. The Company’s segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the rail and intermodal segments are viewed on a combined basis as Surface Transportation operations.

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

Business segment information for the quarters ended June 27, 2003 and June 28, 2002 is as follows:

Quarter ended June 27, 2003:

(Dollars in Millions)
	Surface Transportation			International Terminals	Other (1)	Total
	Rail	Intermodal	Total
Revenues from external customers	$1,573	$314	$1,887	$54	$1	$1,942
Intersegment revenues	—	—	—	—	—	—
Segment operating income	232	27	259	17	—	276
Assets	13,530	566	14,096	984	—	15,080

Quarter ended June 28, 2002:

(Dollars in Millions)
	Surface Transportation			International Terminals	Other (1)	Total
	Rail	Intermodal	Total
Revenues from external customers	$1,538	$288	$1,826	$58	$189	$2,073
Intersegment revenues	—	8	8	—	—	8
Segment operating income	244	49	293	16	9	318
Assets	12,711	496	13,207	929	477	14,613

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. BUSINESS SEGMENTS, Continued

Six Months ended June 27, 2003:

(Dollars in Millions)
	Surface Transportation			International Terminals	Other (1)	Total
	Rail	Intermodal	Total
Revenues from external customers	$3,104	$616	$3,720	$110	$128	$3,958
Intersegment revenues	—	4	4	—	—	4
Segment operating income	379	49	428	32	1	461
Assets	13,530	566	14,096	984	—	15,080

Six Months ended June 28, 2002:

(Dollars in Millions)
	Surface Transportation			International Terminals	Other (1)	Total
	Rail	Intermodal	Total
Revenues from external customers	$3,024	$545	$3,569	$116	$352	$4,037
Intersegment revenues	—	13	13	—	—	13
Segment operating income	421	66	487	27	10	524
Assets	12,711	496	13,207	929	477	14,613

(1)	Prior to the conveyance of CSX Lines, it was a segment of CSX and was presented with international terminals on a combined basis, as the Marine Services operations of the Company. Results for CSX Lines are now presented in the other column.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. BUSINESS SEGMENTS, Continued

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

(Dollars in Millions)
	Quarters Ended		Six Months Ended
	June 27, 2003	June 28, 2002	June 27, 2003	June 28, 2002
Revenues:
Total external revenues for business segments	$1,942	$2,073	$3,958	$4,037
Intersegment revenues for business segments	—	8	4	13
Elimination of intersegment revenues	—	(8)	(4)	(13)

Total consolidated revenues	$1,942	$2,073	$3,958	$4,037

Operating Income:
Total operating income for business segments	$276	$318	$461	$524
Reclassification of minority interest expense for International Terminals segment	9	9	19	17
Unallocated corporate expenses	—	(6)	(18)	(8)

Total consolidated operating income	$285	$321	$462	$533

	June 27, 2003	June 28, 2002
Assets:
Assets for Business Segments	$15,080	$14,613
Investment in Conrail	4,658	4,663
Elimination of intersegment receivables	(141)	(225)
Non-segment assets	1,942	1,869

Total consolidated assets	$21,539	$20,920

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. SUMMARIZED CONSOLIDATING FINANCIAL DATA

During 1987, the predecessor company to CSX Lines entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). On February 27, 2003, CSX conveyed most of its interest in CSX Lines to a new venture. A newly formed CSX subsidiary, CSX Vessel Leasing, will retain certain vessel obligations, with CSX remaining as the guarantor. These vessels have been subleased to Horizon. CSX believes that Horizon will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for these obligations. The June 27, 2003 consolidating schedules reflect CSX Vessel Leasing as the obligor, while the June 28, 2002, and December 27, 2002 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and obligor are as follows:

Consolidating Income Statement

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Quarter ended June 27, 2003
Operating Revenue	$—	$—	$1,955	$(13)	$1,942
Operating Expense	(40)	—	1,708	(11)	1,657

Operating Income (Loss)	40	—	247	(2)	285

Other Income (Expense)	169	1	30	(181)	19
Interest Expense	91	—	21	(7)	105

Earnings before Income Taxes and Cumulative Effect of Accounting Change	118	1	256	(176)	199
Income Tax Expense (Benefit)	(17)	—	89	—	72

Net Earnings	$135	$1	$167	$(176)	$127

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Quarter ended June 28, 2002
Operating Revenue	$—	$189	$1,995	$(111)	$2,073
Operating Expense	(69)	180	1,749	(108)	1,752

Operating Income (Loss)	69	9	246	(3)	321

Other Income (Expense)	169	2	16	(183)	4
Interest Expense	103	3	23	(13)	116

Earnings before Income Taxes	135	8	239	(173)	209
Income Tax Expense (Benefit)	(11)	3	82	—	74

Net Earnings	$146	$5	$157	$(173)	$135

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Income Statement

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months ended June 27, 2003
Operating Revenue	$—	$—	$4,003	$(45)	$3,958
Operating Expense	(77)	—	3,614	(41)	3,496

Operating Income (Loss)	77	—	389	(4)	462

Other Income (Expense)	314	1	33	(339)	9
Interest Expense	183	—	42	(17)	208

Earnings before Income Taxes and Cumulative Effect of Accounting Change	208	1	380	(326)	263
Income Tax Expense (Benefit)	(36)	—	130	—	94

Earnings Before Cumulative Effect of Accounting Change	244	1	250	(326)	169
Cumulative Effect of Accounting Change - Net of Tax	—	—	57	—	57

Net Earnings	$244	$1	$307	$(326)	$226

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Six Months ended June 28, 2002
Operating Revenue	$—	$350	$3,911	$(224)	$4,037
Operating Expense	(136)	340	3,519	(219)	3,504

Operating Income (Loss)	136	10	392	(5)	533

Other Income (Expense)	217	4	40	(248)	13
Interest Expense	203	5	50	(28)	230

Earnings before Income Taxes and Cumulative Effect of Accounting Change	150	9	382	(225)	316
Income Tax Expense (Benefit)	(21)	3	131	—	113

Earnings Before Cumulative Effect of Accounting Change	171	6	251	(225)	203
Cumulative Effect of Accounting Change - Net of Tax	—	—	(43)	—	(43)

Net Earnings	$171	$6	$208	$(225)	$160

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
June 27, 2003
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$1,259	$45	$(993)	$—	$311
Accounts Receivable - Net	38	8	1,323	(150)	1,219
Materials and Supplies	—	—	178	—	178
Deferred Income Taxes	—	—	139	—	139
Other Current Assets	6	—	316	(137)	185

Total Current Assets	1,303	53	963	(287)	2,032

Properties	29	—	18,863	—	18,892
Accumulated Depreciation	(24)	—	(5,364)	—	(5,388)

Properties - Net	5	—	13,499	—	13,504
Investment in Conrail	337	—	4,321	—	4,658
Affiliates and Other Companies	—	—	521	(34)	487
Investment in Consolidated Subsidiaries	12,693	—	396	(13,089)	—
Other Long-term assets	1,262	—	233	(637)	858

Total Assets	$15,600	$53	$19,933	$(14,047)	$21,539

LIABILITIES
Current Liabilities
Accounts Payable	$76	$—	$838	$(146)	$768
Labor and Fringe Benefits Payable	17	—	385	—	402
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	1	—	222	—	223
Current Maturities of Long-term Debt	450	—	136	—	586
Short-term Debt	700	—	4	—	704
Income and Other Taxes Payable	1,478	—	(1,376)	—	102
Other Current Liabilities	28	8	103	(4)	135

Total Current Liabilities	2,750	8	449	(287)	2,920

Long-term Debt	5,307	—	897	—	6,204
Deferred Income Taxes	—	—	3,715	—	3,715
Casualty, Environmental and Other reserves	—	—	629	—	629
Long-term Payable to Affiliates	396	—	147	(543)	—
Other Long-term Liabilities	728	42	992	(127)	1,635

Total Liabilities	9,181	50	6,829	(957)	15,103

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,554	2	8,050	(8,052)	1,554
Retained Earnings	4,981	1	4,432	(4,433)	4,981
Accumulated Other Comprehensive Loss	(331)	—	17	—	(314)

Total Shareholders’ Equity	6,419	3	13,104	(13,090)	6,436

Total Liabilities and Shareholders’ Equity	$15,600	$53	$19,933	$(14,047)	$21,539

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

(Dollars in Millions)	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
December 27, 2002
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$379	$37	$(152)	$—	$264
Accounts Receivable - Net	43	—	902	(146)	799
Materials and Supplies	—	—	180	—	180
Deferred Income Taxes	—	—	128	—	128
Domestic Container-Shipping Assets Held For Disposition	—	263	—	—	263
Other Current Assets	5	—	287	(137)	155

Total Current Assets	427	300	1,345	(283)	1,789

Properties	33	11	18,516	—	18,560
Accumulated Depreciation	(29)	(2)	(5,243)	—	(5,274)

Properties - Net	4	9	13,273	—	13,286

Investment in Conrail	342	—	4,311	—	4,653
Affiliates and Other Companies	—	—	414	(33)	381
Investment in Consolidated Subsidiaries	12,761	—	396	(13,157)	—
Other Long-term assets	1,192	—	273	(623)	842

Total Assets	$14,726	$309	$20,012	$(14,096)	$20,951

LIABILITIES
Current Liabilities
Accounts Payable	$77	$20	$848	$(143)	$802
Labor and Fringe Benefits Payable	49	11	397	—	457
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	1	—	245	—	246
Current Maturities of Long-term Debt	150	—	241	—	391
Short-term Debt	140	—	3	—	143
Domestic Container-Shipping Liabilities Held For Disposition	—	104	—	—	104
Income and Other Taxes Payable	1,458	9	(1,284)	(39)	144
Other Current Liabilities	28	4	99	36	167

Total Current Liabilities	1,903	148	686	(283)	2,454

Long-term Debt	5,510	—	1,009	—	6,519
Deferred Income Taxes	—	3	3,564	—	3,567
Casualty, Environmental and Other reserves	4	1	599	—	604
Long-term Payable to Affiliates	396	—	148	(544)	—
Other Long-term Liabilities	685	49	925	(93)	1,566

Total Liabilities	8,498	201	6,931	(920)	14,710

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,547	73	8,238	(8,311)	1,547
Retained Earnings	4,797	35	4,225	(4,260)	4,797
Accumulated Other Comprehensive Loss	(331)	—	13		(318)

Total Shareholders’ Equity	6,228	108	13,081	(13,176)	6,241

Total Liabilities and Shareholders’ Equity	$14,726	$309	$20,012	$(14,096)	$20,951

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Cash Flow Statements

(Dollars in Millions)
	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended June 27, 2003
Operating Activities
Net Cash Provided (Used) by Operating Activities	$26	$—	$60	$(121)	$(35)

Investing Activities
Property Additions	—	—	(479)	—	(479)
Net Proceeds from Divestitures	214	—	—	—	214
Other Investing Activities	24	—	217	(261)	(20)

Net Cash Provided (Used) by Investing Activities	238	—	(262)	(261)	(285)

Financing Activities
Short-term Debt-Net	560	—	1	—	561
Long-term Debt Issued	82	—	1	—	83
Long-term Debt Repaid	—	—	(218)	—	(218)
Cash Dividends Paid	(44)	—	(119)	120	(43)
Other Financing Activities	15	45	(338)	262	(16)

Net Cash Provided (Used) by Financing Activities	613	45	(673)	382	367

Net Increase (Decrease) in Cash and Cash Equivalents	877	45	(875)	—	47
Cash and Cash Equivalents at Beginning of Period	264	—	(137)	—	127

Cash and Cash Equivalents at End of Period	$1,141	$45	$(1,012)	$—	$174

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Six Months Ended June 28, 2002
Operating Activities
Net Cash Provided (Used) by Operating Activities	$117	$(45)	$559	$(120)	$511

Investing Activities
Property Additions	(4)	(13)	(414)	—	(431)
Short-term Investments-net	(138)	(1)	137	—	(2)
Other Investing Activities	—	25	(9)	(12)	4

Net Cash Provided (Used) by Investing Activities	(142)	11	(286)	(12)	(429)

Financing Activities
Short-term Debt - Net	575	—	1	—	576
Long-term Debt Issued	473	—	1	—	474
Long-term Debt Repaid	(850)	—	(141)	—	(991)
Dividends Paid	(43)	—	(105)	105	(43)
Other Financing Activities	29	—	(41)	28	16

Net Cash Provided (Used) by Financing Activities	184	—	(285)	133	32

Net Increase (Decrease) in Cash and Cash Equivalents	159	(34)	(12)	1	114
Cash and Cash Equivalents at Beginning of Period	156	52	(71)	—	137

Cash and Cash Equivalents at End of Period	$315	$18	$(83)	$1	$251

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CSX follows a 52/53-week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters and six months ended June 27, 2003 and June 28, 2002, and as of December 27, 2002.

Quarter ended June 27, 2003 Compared to June 28, 2002

Consolidated Results

Operating Revenue

Operating revenue decreased $131 million to $1,942 million in the quarter ended June 27, 2003, as compared to the 2002 quarter. Surface Transportation revenue increased $53 million quarter-over-quarter, but was offset by the elimination of revenue from the domestic container-shipping business as a majority of CSX’s interest in CSX Lines was conveyed during the first quarter of 2003 (See Note 3, Divestitures).

Operating Income

Operating income for the quarter ended June 27, 2003 was down $36 million to $285 million, compared to $321 million in the 2002 quarter. The decline is a result of increased operating expenses at the Surface Transportation Segments, primarily due to increased fuel prices, and labor and fringe benefit expense.

Other Income (Expense)

Other income increased $15 million in the second quarter of 2003, as compared to the same period of the prior year. The increase is primarily the result of the gain on a significant real estate transaction during the current year quarter.

Interest Expense

Interest expense decreased $11 million in the quarter ended June 27, 2003, as compared to the prior year quarter. Lower interest rates on floating rate debt and the favorable impact of interest rate swaps (see Note 9, Derivative Financial Instruments) continue to benefit the Company.

Net Earnings

Net earnings was $127 million, or 59 cents per share, in the quarter ended June 27, 2003, compared to $135 million, or 63 cents per share for the same period of the prior year.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Segment Results

The following tables provide a detail of operating revenue and expense by segment:

(Dollars in Millions) (Unaudited) (1)

Quarters Ended June 27, 2003 and June 28, 2002

	Rail		Intermodal		Surface Transportation		International Terminals		Eliminations/ Other (2)		Total
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Operating Revenue	$1,573	$1,538	$314	$296	$1,887	$1,834	$54	$58	$1	$181	$1,942	$2,073
Operating Expense
Labor and Fringe	645	625	18	16	663	641	13	15	1	57	677	713
Materials, Supplies and Other	331	325	47	44	378	369	16	18	2	64	396	451
Conrail	87	79	—	—	87	79	—	—	—	—	87	79
Building and Equipment Rent	92	107	39	33	131	140	2	2	(3)	12	130	154
Inland Transportation	(98)	(92)	175	146	77	54	2	1	—	22	79	77
Depreciation	148	138	8	8	156	146	2	2	2	7	160	155
Fuel	136	112	—	—	136	112	—	—	—	16	136	128
Miscellaneous	—	—	—	—	—	—	2	4	(10)	(9)	(8)	(5)

Total Operating Expense	1,341	1,294	287	247	1,628	1,541	37	42	(8)	169	1,657	1,752

Operating Income	$232	$244	$27	$49	$259	$293	$17	$16	$9	$12	$285	$321

Operating Ratio	85.3%	84.1%	91.4%	83.4%	86.3%	84.0%	68.5%	72.4%

Six Months Ended June 27, 2003 and June 28, 2002

	Rail		Intermodal		Surface Transportation		International Terminals		Eliminations/ Other (2)		Total
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Operating Revenue	$3,104	$3,024	$616	$558	$3,720	$3,582	$110	$116	$128	$339	$3,958	$4,037
Operating Expense
Labor and Fringe	1,293	1,265	37	33	1,330	1,298	26	31	60	110	1,416	1,439
Materials, Supplies and Other	670	649	96	85	766	734	35	40	49	119	850	893
Conrail	173	166	—	—	173	166	—	—	—	—	173	166
Building and Equipment Rent	199	209	70	64	269	273	4	4	3	25	276	302
Inland Transportation	(197)	(178)	348	295	151	117	4	3	16	43	171	163
Depreciation	293	276	16	15	309	291	4	4	4	12	317	307
Fuel	294	216	—	—	294	216	—	—	15	28	309	244
Miscellaneous	—	—	—	—	—	—	5	7	(21)	(17)	(16)	(10)

Total Operating Expense	2,725	2,603	567	492	3,292	3,095	78	89	126	320	3,496	3,504

Operating Income	$379	$421	$49	$66	$428	$487	$32	$27	$2	$19	$462	$533

Operating Ratio	87.8%	86.1%	92.0%	88.2%	88.5%	86.4%	70.9%	76.7%

(1)	Prior periods have been reclassified to conform to the current presentation.
(2)	Eliminations / Other consists of the following:
(a)	Reclassification of International Terminals minority interest expense
(b)	Operations of CSX Lines and gain amortization
(c)	Expenses related to the 2003 retirement of the Company’s former Chairman and Chief Executive Officer
(d)	Other items

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Surface Transportation Results

The following tables provide Surface Transportation carload and revenue data by service group and commodity:

Quarters ended June 27, 2003 and June 28, 2002

	Carloads (Thousands)				Revenue (Dollars in Millions)
	2003	2002	% Change		2003	2002	% Change
Merchandise
Phosphates and Fertilizer	113	119	(5	) %	$85	$83	2%
Metals	87	80	9		108	100	8
Forest and Industrial Products	153	152	1		207	197	5
Agricultural and Food	113	110	3		165	159	4
Chemicals	134	140	(4)		244	246	(1)
Emerging Markets	125	115	9		118	107	10

Total Merchandise	725	716	1		927	892	4

Automotive	139	148	(6)		224	231	(3)

Coal, Coke & Iron Ore
Coal	400	391	2		401	380	6
Coke and Iron Ore	18	18	—		15	19	(21)

Total Coal, Coke & Iron Ore	418	409	2		416	399	4

Other	—	—	—		6	16	(63)

Total Rail	1,282	1,273	1		1,573	1,538	2

Intermodal
Domestic	265	242	10		192	168	14
International	300	295	2		121	124	(2)
Other	—	—	—		1	4	(75)

Total Intermodal	565	537	5		314	296	6

Total Surface Transportation	1,847	1,810	2%		$1,887	$1,834	3%

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Six Months ended June 27, 2003 and June 28, 2002

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	% Change	2003	2002	% Change
Merchandise
Phosphates and Fertilizer	230	238	(3)%	$172	$172	—%
Metals	175	157	11	218	198	10
Forest and Industrial Products	301	296	2	402	386	4
Agricultural and Food	227	225	1	332	325	2
Chemicals	272	275	(1)	495	484	2
Emerging Markets	226	208	9	230	195	18

Total Merchandise	1,431	1,399	2	1,849	1,760	5

Automotive	270	277	(3)	432	431	—

Coal, Coke & Iron Ore
Coal	773	784	(1)	771	761	1
Coke and Iron Ore	30	30	—	28	35	(20)

Total Coal, Coke & Iron Ore	803	814	(1)	799	796	—

Other	—	—	—	24	37	(35)

Total Rail	2,504	2,490	1	3,104	3,024	3

Intermodal
Domestic	512	462	11	375	320	17
International	579	556	4	234	234	—
Other	—	—	—	7	4	75

Total Intermodal	1,091	1,018	7	616	558	10

Total Surface Transportation	3,595	3,508	2%	$3,720	$3,582	4%

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Rail

Operating Revenue

Rail revenue increased $35 million, or 2% in the quarter ended June 27, 2003, as compared to the quarter ended June 28, 2002.

Merchandise

Merchandise revenue in the second quarter of 2003 was up 4% on 1% volume growth as compared to the 2002 quarter. All markets realized increased revenue except chemicals, which was negatively impacted by high oil and natural gas prices and weak demand. Emerging markets showed the greatest improvement due to continued growth in waste and military shipments. Modal conversions contributed to revenue increases in metals and forest and industrial products.

Automotive

Automotive revenue decreased $7 million or 3%. Vehicle production declined 9% versus 2002. Haul extensions on existing business, and new business activities partially mitigated the impact of reduced vehicle production.

Coal, Coke and Iron Ore

Coal, coke and iron ore revenue increased 4% quarter-over-quarter on 2% volume growth. Strong utility demand and modal conversion initiatives drove performance. Favorable yield was due to improved mix and continued pricing success.

Operating Expense

•	Labor and Fringe expenses were up $20 million in the second quarter of 2003, as compared to the prior year quarter. The effects of inflation continue to drive labor and fringe expense increases, while greater labor needs associated with diminished network fluidity and volume increased expenses. Costs related to variable deferred compensation plans tied to market performance also contributed to the quarter-over-quarter increase.

•	Materials, Supplies and Other increased $6 million period-over-period. Increased occupational and personal injury claims, including a charge relating to new asbestos claims filed in West Virginia during the second quarter of 2003, were primary drivers of the increase. These increases were offset, in part, by favorable resolution of property tax litigation in the state of New York.

•	Conrail expenses increased $8 million in the second quarter as compared to the prior year period due primarily to less favorable claims experience on personal injury and occupational reserves and increased usage charges on the Shared Asset Areas.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Rail, Continued

•	Building and Equipment Rent decreased $15 million quarter-over-quarter because of favorable mix and due to renegotiated carhire rates which more than offset unfavorable utilization due to the network fluidity decline.

•	Depreciation expense increased $10 million in the second quarter, as compared to the same period of 2002. The increase is primarily due to property additions, but was also negatively impacted by higher depreciation rates resulting from an asset life study. These increases were somewhat offset by a decrease in the depreciation of crossties due to the adoption of SFAS 143 in the first quarter of 2003.

•	Fuel expense increased $24 million quarter-over-quarter. Fuel prices increased expense by $23 million, but the net impact on operating income was $12 million, as $11 million in fuel surcharges were billed to customers.

Operating Income

Operating income decreased $12 million, or 5% quarter-over-quarter to $232 million in the second quarter of 2003, compared to $244 million in 2002.

Intermodal

Operating Revenue

Intermodal revenue increased $18 million in the quarter ended June 27, 2003, as compared to the same quarter of the prior year. Improvement is attributed to the domestic business, which experienced double digit growth, attributed to transloading of international container imports into domestic equipment, new 53-foot containers, and strength in load board volumes.

Operating Expense

Intermodal operating expense increased $40 million, or 16% compared to the prior year quarter. The prior quarter included a favorable $15 million contract settlement. The remaining increase is due primarily to increased volume, and was also affected by volume, traffic mix and inflationary factors.

Operating Income

Operating income decreased to $27 million in the second quarter of 2003, compared to $49 million in the prior year quarter. The decrease is attributed to cost increases offsetting the benefit of increased revenues as well as the prior year favorable $15 million contract settlement.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

International Terminals Results

Operating Revenue

Revenue decreased $4 million, or 7% to $54 million for the 2003 quarter, compared to $58 million in the prior year quarter, primarily due to the discontinuance of transpacific operations by one of Hong Kong’s major customers.

Operating Expense

Expense decreased $5 million to $37 million for the second quarter, compared to $42 million for the 2002 quarter. Reduced labor and fringe and materials, supplies and other costs were also due to reduced volume at its Hong Kong operations.

Operating Income

Operating income increased $1 million for the 2003 quarter, as compared to the 2002 quarter as strong performance in several operating units and aggressive cost focus more than offset the revenue decline in Hong Kong.

Six Months ended June 27, 2003 Compared to June 28, 2002

Consolidated Results

Operating Revenue

Operating revenue decreased $79 million for the six months ended June 27, 2003, as compared to the six months ended 2002. The majority of the decline results from a reduction of revenue in the domestic container-shipping segment as a majority of CSX’s interest in CSX Lines was conveyed during the first quarter of 2003 (See Note 3, Divestitures).

Operating Income

Operating income for the six months ended June 27, 2003 was down $71 million to $462 million, compared to $533 million for the same period of the prior year. The decrease resulted primarily from increased costs at the Surface Transportation segments, which reflected increased fuel prices, abnormally harsh winter weather during the first quarter and increased liabilities for personal injury and occupational claims. Also affecting operating income were $16 million in expenses relating to the retirement of the Company’s former Chairman and Chief Executive Officer.

Other Income (Expense)

Other income decreased $4 million to $9 million for the six months ended June 27, 2003, compared to $13 million for the same period of the prior year. The decline primarily results from real estate gains in the 2002 six-month period being larger than those during the 2003 period.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Interest Expense

Interest expense decreased $22 million for the six months ended June 27, 2003, as compared to the prior year period. Lower interest rates on floating rate debt and the favorable impact of interest rate swaps (see Note 9, Derivative Financial Instruments) continue to benefit the Company.

Net Earnings

Net earnings was $226 million, or $1.05 per share, for the six months ended June 27, 2003, compared to $160 million, or 75 cents per share for the same period of the prior year. The six months ended June 27, 2003 included a cumulative effect of accounting change benefit of $57 million, or 26 cents per share, while the comparable period of the prior year included an unfavorable charge of $43 million, or 20 cents per share.

Earnings before the cumulative effect of accounting changes were $169 million and $203 million for the six months ended June 27, 2003 and June 28, 2002, respectively.

Divestitures

In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased equipment from certain affiliates of CSX covering the primary financial obligations related to $319 million of vessel and equipment leases under which CSX or one of its affiliates will remain a lessee or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12 year sub-lease term. Approximately $3 million of this gain was recognized in the second quarter, with $4 million being recognized year to date. The $60 million of securities have a term of 7 years and a preferred return feature. CSX will account for the investment under the cost method.

New Accounting Pronouncements and Cumulative Effect of Accounting Change

Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax, or 26 cents per share, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

New Accounting Pronouncements and Cumulative Effect of Accounting Change, Continued

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 10, Stock Based Compensation)

SFAS 142, “Goodwill and Other Intangible Assets,” was issued in 2001. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed for impairment on a periodic basis. The Company adopted this standard at the beginning of fiscal year 2002, and incurred a pretax charge of $83 million, $43 million after tax and consideration of minority interest, 20 cents per share, as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s north slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and it does not have a material effect on future earnings.

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short term investments increased $47 million to $311, from $264 million at December 27, 2002.

Primary sources of cash and cash equivalents during the six months ended June 27, 2003 include $214 million of net proceeds from the divestiture of CSX Lines LLC (see Note 3, Divestitures) and $561 million from short-term borrowings on commercial paper. Commercial paper proceeds were then used to replace proceeds from the sale of accounts receivable which was discontinued as of June 27, 2003 (see Note 6, Accounts Receivable). Remaining amounts from short-term borrowings as well as operating cash was used to pay down long-term debt. Property additions were $479 million for the six months ended June 27, 2003 and $431 for the six months ended June 28, 2002.

CSX’s working capital deficit at June 27, 2003 was $888 million, up from $665 million at December 27, 2002. A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

FINANCIAL DATA

(Dollars in Millions)
	June 27, 2003		December 27, 2002
Cash, Cash Equivalents and Short-Term Investments	$311		$264
Working Capital (Deficit)	$(888)		$(665)

Current Ratio	0.7		0.7
Debt Ratio	52%		52%
Ratio of Earnings to Fixed Charges	2.0	x	2.3	x

FACTORS EXPECTED TO INFLUENCE 2003

Fuel expenses fluctuate and are a significant cost of CSX Surface Transportation operations. Fuel prices can vary significantly from period to period and impact future results. Although the Company is in the implementation stage of a fuel price hedging program, it will remain subject to fuel price fluctuation over the remainder of 2003. Economic factors also influence results and it is still uncertain whether significant improvements in the industrial sector will come in the second half of 2003. The Company underwent staffing reductions that were announced in mid-July. Amounts to be expensed relating to this involuntary program will be approximately $8 million in the third quarter of 2003.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

See background, accounting and financial reporting effects and summary financial information in Note 5, Investment In and Integrated Rail Operations with Conrail.

Conrail’s Results of Operations

Conrail reported net income of $39 million in the second quarter of 2003, compared to $42 million in the prior year quarter. Operating revenues increased $9 million to $231 million for the 2003 quarter, while operating expenses increased $7 million for the same period.

In June 2003, CSX, Norfolk Southern and Conrail jointly filed a petition with the Surface Transportation Board (STB) to establish direct ownership and control by CSXT and Norfolk Southern Railway of their portions of the Conrail system. CSX, Norfolk Southern and Conrail also jointly filed a ruling request with the Internal Revenue Service to qualify the transaction as a non-taxable disposition. See Note 5, “Investment and Integrated Rail Operations With Conrail.”

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

OTHER MATTERS

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. For information regarding CSX’s significant estimates using management judgment, see management’s discussion and analysis of financial condition and results of operations on page 26 of the 2002 Annual Report. As of June 27, 2003, there have been no significant changes to these estimates.

Matters Arising From Sale of International Container-Shipping Assets

In conjunction with the sale of the international container shipping assets to Maersk, CSX received a claim of 425 million Dutch Guilders plus interest (amounting to approximately $180 million plus interest under then prevailing currency exchange rates) from Europe Container Terminals bv (“ECT”), owner of the Rotterdam Container Terminal formerly operated by Sea-Land Service Inc. (“Sea-Land”). ECT has claimed that the December 1999 sale of the international liner business to Maersk resulted in a breach of the Sea-Land terminal agreement with ECT. An initial arbitration panel of the Netherlands Arbitration Institute ruled on February 2003, that CSX was in breach of the terminal agreement. The ruling by the panel dealt only with the existence of liability for a breach, and did not address the level of ECT damages, if any, which will be the subject of a second hearing before the same panel sometime in 2003. CSX disputes this claim and believes it does not reflect the mitigating benefits ECT gained from its ability to service other customers at the former Sea-Land facility. Management cannot estimate what loss may result from this matter, but believes that damages are below the levels asserted by ECT. CSX believes that Maersk is responsible for any damages that may result from this dispute and has taken preliminary steps to initiate an arbitration against Maersk under the purchase and sale agreement with Maersk.

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

CSX CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company addresses its exposure to market risks, principally the market risk of changes in interest rates, through a controlled program of risk management that includes the use of interest rate swap agreements. The Company does not hold or issue derivative financial instruments for trading purposes. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $14 million on an annual basis.

The Company is exposed to credit loss in the event of non-performance by any counter-party to the interest rate swap agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

At June 27, 2003 and December 27, 2002, CSX had approximately $1.4 billion and $709 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would effect annual interest expense by approximately $14 million.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of June 27, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of June 27, 2003. There were no significant changes in the Company’s internal controls during the fiscal quarter covered by this quarterly report that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

CSX CORPORATION AND SUBSIDIARIES

ITEM 5. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual meeting held May 7, 2003.

(b)	Not applicable.

(c)	There were 214,436,430 shares of CSX common stock outstanding as of March 7, 2003, the record date for the 2003 annual meeting of shareholders. A total of 189,612,437 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:

Nominee	Votes For	Votes Withheld	Broker Non-Votes
Elizabeth E. Bailey	133,171,539	56,440,898	—
Robert L. Burrus, Jr.	128,980,530	60,631,907	—
Bruce C. Gottwald	133,007,709	56,604,728	—
Edward J. Kelly III	180,218,815	9,393,622	—
Robert D. Kunisch	134,020,642	55,591,795	—
Southwood J. Morcott	133,832,019	55,780,418	—
David M. Ratcliffe	176,276,474	13,335,963	—
Charles E. Rice	133,862,024	55,750,413	—
William C. Richardson	133,142,885	56,469,552	—
Frank S. Royal	134,025,710	55,586,727	—
Donald J. Shepard	180,567,492	9,044,945	—
Michael J. Ward	135,281,321	54,331,116	—

The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX’s financial statements for the year 2003 was ratified by the shareholders with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
182,533,601	5,591,503	1,487,033	300

The shareholder proposal regarding poison pill provisions was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
119,385,720	41,892,892	3,559,259	24,774,566

CSX CORPORATION AND SUBSIDIARIES

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3.2*	Bylaws of the Registrant, Amended as of May 7, 2003

10.1*	Employment agreement with O. Munoz

10.2*	Restricted Stock Award Agreement with O. Munoz

10.3*	Form of Stock Option Agreement

31.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

■	Form 8-K filed on April 30, 2003 to report as an “Item 5: Other Event” the press release and its Quarterly Flash document on financial and operating results for the first quarter ended March 28, 2003.

■	Form 8-K filed on June 5, 2003 to report as an “Item 5: Other Event” the June 4, 2003 joint press release announcing that CSX Corporation (CSX), Norfolk Southern Corporation (NS) and Consolidated Rail Corporation (Conrail) made a joint filing of a petition with the Surface Transportation Board to establish direct ownership and control by CSX Transportation, Inc. and Norfolk Southern Railway Company, the railroad subsidiaries of CSX and NS, respectively, of two Conrail subsidiaries - New York Central Lines LLC and Pennsylvania Lines LLC.

■	Form 8-K filed on June 27, 2003 to report as an “Item 5: Other Event” the June 26, 2003 press release announcing the second quarter impact relating to West Virginia asbestos suits

■	Form 8-K filed on June 27, 2003 to report as an “Item 5: Other Event” the June 26, 2003 press release announcing the completion of a real estate transaction with Triangle Transit Authority for the sale of 52 acres of land in North Carolina.

*	Filed herewith

CSX CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore Vice President and Controller (Principal Accounting Officer)

Dated: July 30, 2003