Form 10-Q
period 2003-09-26
CSX CORP
filed 2003-10-24
CIK 277948

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 26, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 26, 2003: 214,018,692 shares.

CSX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2003

CSX CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

Consolidated Income Statements

	(Unaudited)
(Dollars in Millions, Except Per Share Amounts)	Quarter Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Operating Revenue	$1,882	$2,055	$5,840	$6,092
Operating Expense	1,980	1,779	5,476	5,283

Operating Income (Loss)	(98)	276	364	809

Other Income	21	28	30	41
Interest Expense	103	108	311	338

Earnings (Loss) before Income Taxes and Cumulative
Effect of Accounting Change	(180)	196	83	512
Income Tax Expense (Benefit)	(77)	69	17	182

Earnings (Loss) before Cumulative Effect of Accounting Change	(103)	127	66	330

Cumulative Effect of Accounting Change - Net of Tax	—	—	57	(43)

Net Earnings (Loss)	$(103)	$127	$123	$287

Earnings (Loss) Per Share:
Before Cumulative Effect of Accounting Change	$(0.48)	$0.60	$0.31	$1.55
Cumulative Effect of Accounting Change	—	—	0.26	(0.20)

Including Cumulative Effect of Accounting Change	$(0.48)	$0.60	$0.57	$1.35

Earnings (Loss) Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$(0.48)	$0.60	$0.31	$1.55
Cumulative Effect of Accounting Change	—	—	0.26	(0.20)

Including Cumulative Effect of Accounting Change	$(0.48)	$0.60	$0.57	$1.35

Average Common Shares Outstanding (Thousands)	213,955	213,041	213,890	212,548

Average Common Shares Outstanding, Assuming Dilution (Thousands)	213,955	213,633	214,281	213,453

Cash Dividends Paid Per Common Share	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

Consolidated Balance Sheets

(Dollars in Millions)	(Unaudited) September 26, 2003	December 27, 2002
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$736	$264
Accounts Receivable - Net	1,250	845
Materials and Supplies	168	180
Deferred Income Taxes	134	128
Other Current Assets	92	155
Domestic Container-Shipping Assets Held for Disposition	—	263

Total Current Assets	2,380	1,835

Properties	19,050	18,560
Accumulated Depreciation	5,436	5,274

Properties - Net	13,614	13,286

Investment in Conrail	4,661	4,653
Affiliates and Other Companies	488	381
Other Long-term Assets	784	807

Total Assets	$21,927	$20,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$800	$802
Labor and Fringe Benefits Payable	418	457
Casualty, Environmental and Other Reserves	226	246
Current Maturities of Long-term Debt	575	391
Short-term Debt	729	143
Income and Other Taxes Payable	101	144
Other Current Liabilities	175	178
Domestic Container-Shipping Liabilities Held for Disposition	—	104

Total Current Liabilities	3,024	2,465

Casualty, Environmental and Other Reserves	862	604
Long-term Debt	6,480	6,519
Deferred Income Taxes	3,630	3,567
Other Long-term Liabilities	1,619	1,566

Total Liabilities	15,615	14,721

Shareholders’ Equity:
Common Stock, $1 Par Value	214	214
Other Capital	1,556	1,548
Retained Earnings	4,858	4,797
Accumulated Other Comprehensive Loss	(316)	(318)

Total Shareholders’ Equity	6,312	6,241

Total Liabilities and Shareholders’ Equity	$21,927	$20,962

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements

	(Unaudited)
(Dollars in Millions)	Nine Months Ended
	September 26, 2003	September 27, 2002
OPERATING ACTIVITIES
Net Earnings	$123	$287
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	482	477
Deferred Income Taxes	22	102
Cumulative Effect of Accounting Change - Net of Tax	(57)	43
Additional Loss on Sale	108	—
Provision for Casualty Reserves	232	—
Other Operating Activities	17	(17)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(48)	(13)
Termination of Sale of Receivables	(380)	(120)
Other Current Assets	7	(11)
Accounts Payable	18	(66)
Other Current Liabilities	(120)	11

Net Cash Provided by Operating Activities	404	693

INVESTING ACTIVITIES
Property Additions	(757)	(743)
Net Proceeds from Divestitures	214	—
Short-term Investments - Net	(213)	177
Other Investing Activities	(26)	(58)

Net Cash (Used) by Investing Activities	(782)	(624)

FINANCING ACTIVITIES
Short-term Debt – Net	586	571
Long-term Debt Issued	433	519
Long-term Debt Repaid	(292)	(1,113)
Dividends Paid	(65)	(65)
Other Financing Activities	(26)	2

Net Cash Provided (Used) by Financing Activities	636	(86)

Net Increase (Decrease) in Cash and Cash Equivalents	258	(17)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	127	137

Cash and Cash Equivalents at End of Period	385	120
Short-term Investments at End of Period	351	302

Cash, Cash Equivalents and Short-term Investments at End of Period	$736	$422

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at September 26, 2003 and December 27, 2002, the results of its operations for the quarters and nine months ended September 26, 2003 and September 27, 2002, and its cash flows for the nine months ended September 26, 2003 and September 27, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2003 presentation.

The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K, 2003 Quarterly Reports on Form 10-Q, and any Current Reports on Form 8-K.

CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters ended September 26, 2003 and September 27, 2002, the 39-week periods ended September 26, 2003 and September 27, 2002, and as of December 27, 2002.

Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated income statements.

NOTE 2. EARNINGS PER SHARE

The following table sets forth the computation of basic earnings (loss) per share and earnings (loss) per share, assuming dilution:

	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Numerator (Millions):
Net Earnings (Loss) Before Cumulative Effect of Accounting Change	$(103)	$127	$66	$330

Denominator (Thousands):
Average Common Shares Outstanding	213,955	213,041	213,890	212,548
Effect of Potentially Dilutive Common Shares	—	592	391	905

Average Common Shares Outstanding, Assuming Dilution	213,955	213,633	214,281	213,453

Earnings (Loss) Per Share:
Before Cumulative Effect of Accounting Change	$(0.48)	$0.60	$0.31	$1.55
Assuming Dilution, Before Cumulative Effect of Accounting Change	$(0.48)	$0.60	$0.31	$1.55

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 2. EARNINGS PER SHARE, Continued

Earnings per share are based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, are based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares, mainly arising from employee stock options. Potentially dilutive common shares at CSX include stock options and awards, and common stock that would be issued relating to convertible long-term debt. As the Company reported a loss from continuing operations for the quarter ended September 26, 2003, 34 million of potential common shares are excluded from the computation of diluted earnings per share as their effect is antidilutive. During the quarter and nine months ended September 26, 2003, 38,912 and 214,557 options, respectively, were exercised. During the third quarter of 2002, no options were exercised, while 1,020,161 options were exercised for the nine month period ended September 27, 2002.

Certain potentially dilutive common shares at September 27, 2002 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, therefore, their effect is antidilutive. These potentially dilutive common shares were as follows:

Quarter Ended
September 27, 2002
Number of Shares (Thousands)	33,769
Average Exercise / Conversion Price	$46.32

A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share if the shares were to become dilutive.

NOTE 3. DEBT AND CREDIT AGREEMENTS

On August 5, 2003 the Company issued $300 million aggregate principal amount of 5.50% notes due 2013.

As of September 26, 2003, the Company has commercial paper borrowings of $729 million with a weighted average rate of 1.8%.

On October 2, 2003, CSX Corporation issued a press release announcing its intention to satisfy its obligation to purchase its Zero Coupon Convertible Debentures due October 30, 2021 in the event that the holders of the debentures require CSX to purchase them on October 30, 2003. If any such securities are required to be purchased by CSX, they will be purchased for cash, paid promptly following the later of October 30, 2003, or the book-entry transfer of the Debentures to the trustee of the Debentures. The procedures that holders must follow in electing to have CSX purchase their Debentures are set forth in the Debentures and have been provided in a notice delivered to holders through The Depository Trust Company by the trustee. The Debentures have been classified as long-term debt due to the Company’s ability and intent to refinance the Debentures on a long-term basis.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. DIVESTITURES

In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased vessel and equipment from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee / sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12-year sub-lease term. Approximately $3 million of this gain was recognized in the third quarter, with $7 million being recognized year to date. The securities have a term of 7 years and a preferred return feature. During the third quarter, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon and now holds $48 million of securities.

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation)

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 5.	NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES, Continued

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

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

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

In June 2003, CSX, Norfolk Southern and Conrail jointly filed a petition with the Surface Transportation Board (STB) to establish direct ownership and control by their respective subsidiaries, CSX Transportation Inc. (“CSXT”) and Norfolk Southern Railway of their portions of the Conrail system. Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the STB. CSX, Norfolk Southern and Conrail also jointly filed a ruling request with the Internal Revenue Service to qualify the transaction as a non-taxable distribution. The proposed transaction is subject to a number of conditions, including, among others, STB approval and a favorable IRS ruling. If all necessary conditions are satisfied, Conrail intends to restructure its existing $800 million of unsecured public debt and seek consents to restructure its operating leases and approximately $348 million of capitalized lease and equipment obligations. It is currently contemplated that guaranteed debt securities of two newly formed subsidiaries of CSXT and Norfolk Southern Railway would be offered in a 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities would be fully and unconditionally guaranteed by CSXT and Norfolk Southern Railway. Upon completion of the proposed transaction, the new debt securities would become direct unsecured obligations of CSXT and Norfolk Southern Railway. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations of CSXT or Norfolk Southern Railway. This transaction would significantly impact the balance sheet by increasing debt and fixed assets, while reducing the investment in Conrail. There would not be a material impact on earnings per share.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL , Continued

Accounting and Financial Reporting Effects

CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail.

2.	Equipment rental payments to Conrail.

3.	Transportation, switching, and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern.

4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments

5.	CSX’s 42% share of Conrail’s net income before cumulative effect of accounting change recognized under the equity method of accounting.

Detail of Conrail Rents, Fees and Services

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Rents and Services	$90	$86	$268	$260
Purchase Price Amortization and Other	14	14	41	39
Equity in Income of Conrail	(18)	(18)	(50)	(51)

Total Conrail	$86	$82	$259	$248

Conrail Financial Information

Summary financial information for Conrail for its fiscal periods ended September 30, 2003 and 2002, and at December 31, 2002, is as follows:

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	2003	2002	2003	2002
Income Statement Information:
Revenues	$228	$221	$685	$668
Expenses	161	151	489	473

Operating Income	$67	$70	$196	$195

Net Income Before Cumulative Effect of Accounting Change	$42	$44	$118	$122

Cumulative Effect of Accounting Change - Net of Tax	—	—	40	—

Net Income	$42	$44	$158	$122

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

(Dollars in Millions)
	September 30, 2003	December 31, 2002
Balance Sheet Information:
Current Assets	$268	$300
Property and Equipment and Other Assets	7,973	7,857

Total Assets	$8,241	$8,157

Current Liabilities	$342	$329
Long-term Debt	1,090	1,123
Other Long-term Liabilities	2,425	2,479

Total Liabilities	3,857	3,931
Stockholders’ Equity	4,384	4,226

Total Liabilities and Stockholders’ Equity	$8,241	$8,157

Transactions with Conrail

As listed below, CSX has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared asset area agreements. Also, Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate notes, with CSX’s note maturing on March 28, 2007.

(Dollars in Millions)
			September 26, 2003	December 27, 2002
CSX Payable to Conrail			$49	$69
Conrail Advances to CSX			$490	$371
Interest Rates on Conrail Advances to CSX			1.51%	1.82%

	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Interest Expense Related to Conrail Advances	$1	$2	$5	$6

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

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

As of June 27, 2003, CSXT discontinued the sale of accounts receivable, which resulted in a $380 million increase in accounts receivable and increased commercial paper borrowings included in short-term debt. Prior to June 27, 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly-owned by CSX Corporation. CTRC transferred the accounts receivable to a master trust and caused the trust to issue two series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT.

Two series of certificates were outstanding as of December 27, 2002. One series in the amount of $300 million was sold to investors in 1998 and matured in June 2003. A second series was sold to a private entity in 2000 and matured in June 2003 as well. As of December 27, 2002, the amount sold to the private entity was $80 million. Accounts receivable related amounts were as follows:

(Dollars in Millions)
	September 26, 2003	December 27, 2002
Amounts sold under:
Public Series of Certificates	$—	$300
Private Series of Certificates	—	80

Total	$—	$380

Retained Interest in Master Trust	$—	$534

The fair value of retained interests approximated book value as the receivables were collected in approximately one month.

Net losses associated with the sale of receivables are as follows:

(Dollars in Millions)	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Discounts on Sales of Accounts Receivable	$—	$6	$10	$20

CSXT retained responsibility for servicing accounts receivables held by the master trust. The average servicing period was approximately one month. No servicing asset or liability was recorded since the fees CSXT received approximated its related costs.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. ACCOUNTS RECEIVABLE, Continued

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

(Dollars in Millions)
	September 26, 2003	December 27, 2002
Allowance for Doubtful Accounts	$78	$125

The decrease in the allowance for doubtful accounts was primarily due to the write-off of uncollectible receivables during 2003.

NOTE 8. OPERATING EXPENSE

Operating expense consists of the following:

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Labor and Fringe	$666	$720	$2,082	$2,165
Materials, Supplies and Other	376	421	1,210	1,298
Conrail Rents, Fees and Services	86	82	259	248
Building and Equipment Rent	146	161	422	463
Inland Transportation	76	104	247	267
Depreciation	158	163	475	470
Fuel	132	128	441	372
Additional Loss on Sale (See Note 13)	108	—	108	—
Provision for Casualty Claims (See Note 12)	232	—	232	—

Total	$1,980	$1,779	$5,476	$5,283

Operating expenses include amounts from the Company’s domestic container-shipping subsidiary, CSX Lines for fiscal year 2002 and through February of 2003, when most of CSX’s interest in the entity was conveyed to a new venture. See note 4, “Divestitures.”

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. OTHER INCOME

Other income consists of the following:

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Interest Income	$8	$7	$16	$22
Income from Real Estate and Resort Operations	25	45	58	88
Discounts on Sales of Accounts Receivable	—	(6)	(10)	(20)
Minority Interest	(12)	(13)	(32)	(31)
Equity Loss of Other Affiliates	—	—	—	(5)
Miscellaneous	—	(5)	(2)	(13)

Total	$21	$28	$30	$41

Gross Revenue from Real Estate and Resort Operations Included in Other Income	$74	$91	$184	$205

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps

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

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $77 million and $78 million for the fair market value of the interest rate swap agreements at September 26, 2003 and December 27, 2002, respectively.

The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Cash Flow Statement. For the quarter and nine month periods ended September 26, 2003, the Company reduced interest expense by approximately $11 million and $33 million, respectively, as a result of the interest rate swap agreements that were in place during that period. For the quarter and nine month periods ended September 27, 2002, the Company reduced interest expense by approximately $8 million and $24 million, respectively.

The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

Fuel Hedging

In the third quarter of 2003, CSX began a program to hedge a portion of its 2004 and 2005 locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

Following is a summary of fuel swaps executed during the quarter:

September 26, 2003
Approximate Gallons Hedged (Millions)	118
Average Price Per Gallon	$0.69
Swap Maturities	Feb. 2004 - Sept. 2005

	2004	2005
Estimated % of Future Fuel Consumption Hedged at September 26, 2003	11%	9%

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

The program limits fuel hedges to a 24 month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24 month period, and places the hedges among selected counterparties. Fuel hedging activity did not have a material affect on fuel expense for the quarter and nine months ended September 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. These amounts are immaterial as of September 26, 2003. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Cash Flow Statement.

The Company is exposed to credit loss in the event of nonperformance by other parties to fuel swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

NOTE 11. STOCK-BASED COMPENSATION

Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, expense of $2 million and $3 million, respectively, was recognized in the quarter and nine months ended September 26, 2003 for stock options granted in May 2003.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. STOCK BASED COMPENSATION, Continued

The following table illustrates the pro forma effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

(Dollars in Millions, Except Per Share Amounts)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Net Earnings (Loss) - As Reported	$(103)	$127	$123	$287

Add: Stock Based Employee Compensation Expense Included in Reported Net Income - Net of Related Tax Effects	2	1	1	3

Deduct: Total Stock Based Employee Compensation Expense Determined Under the Fair Value Based Method For all Awards - Net of Related Tax Effects	(12)	(8)	(26)	(23)

Pro Forma Net Earnings	$(113)	$120	$98	$267

Earnings (Loss) Per Share:
Basic - As Reported	$(0.48)	$0.60	$0.57	$1.35
Basic - Pro Forma	$(0.53)	$0.56	$0.46	$1.25

Diluted - As Reported	$(0.48)	$0.60	$0.57	$1.35
Diluted - Pro Forma	$(0.53)	$0.56	$0.46	$1.25

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

Casualty, environmental and other reserves are provided for in the balance sheet as follows:

(Dollars in Millions)
	September 26, 2003			December 27, 2002
	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$196	$656	$852	$216	$389	$605
Separation	15	185	200	15	195	210
Environmental	15	21	36	15	20	35

Total	$226	$862	$1,088	$246	$604	$850

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves

Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. In the third quarter of 2003, the Company changed its estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

In conjunction with the change in estimate, the Company recorded a charge of $232 million ($145 million after tax, 68 cents per share) in the third quarter of 2003 to increase its provision for these claims. Approximately $141 million relates to asbestos claims.

Asbestos and Other Occupational Injuries

During the third quarter of 2003, the Company retained third party professionals to work with it to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis, the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

The methodology used by the third party to project future occupational injury claims was based largely on CSX’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSX believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable.

CSX increased its reserve for asbestos and other occupational claims by a net $206 million to cover the estimate of incurred but not reported claims to be filed during the next seven years. Reflecting the additional provisions, CSX’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $350 million at September 26, 2003, compared to $171 million at December 27, 2002.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves, Continued

A summary of existing claims activity is as follows:

	Nine Months Ended September 26, 2003	Fiscal Year Ended December 27, 2002
Asserted Claims:
Open Claims - Beginning of Period	14,278	15,369
New Claims Filed	2,111	2,091
Claims Settled	(2,582)	(2,877)
Claims Dismissed	(222)	(305)

Open Claims - End of Period	13,585	14,278

Approximately 5,500 of the open claims above are asbestos claims against the Company’s previously owned international container-shipping business, Sea-Land. Because the Sea-Land claims are claims against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The remaining open claims have been asserted against CSX Transportation. At September 26, 2003 and December 27, 2002, the Company had approximately $13 million and $10 million reserved for the Sea-Land claims.

Personal Injury

During the third quarter of 2003, CSX retained an independent actuarial firm to assess the value of CSX’s personal injury portfolio. This firm’s methods and procedures yielded a slightly higher valuation for personal injury claims than previously recognized by CSX due to a higher estimated cost for adverse development. Utilizing the analysis provided, CSX increased its reserves for alleged personal injury claims by $26 million.

Environmental Reserves

CSX is a party to various proceedings involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 100 environmentally impaired sites that are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Such proceedings arising under Superfund or similar state statutes can involve numerous other waste generators and disposal companies and seek to allocate or recover costs associated with site investigation and cleanup, which could be substantial.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Environmental Reserves, Continued

CSXT is involved in administrative and judicial proceedings, and other clean-up efforts at approximately 224 sites, which include the 100 Superfund sites noted above, where it is participating in the study or clean-up of alleged environmental contamination. At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRPs at the location.

Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 26, 2003, and December 27, 2002 were $36 million and $35 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 26, 2003 environmental liability is expected to be paid out over the next seven years, funded by cash generated from operations.

The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $3.1 billion. The long-term maintenance program is intended to provide CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $32 million and $98 million in the quarter and nine month periods ended September 26, 2003. In the quarter and nine month periods ended September 27, 2002, $31 million and $93 million, respectively was paid.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES, Continued

Purchase Commitments, Continued

The Company has entered into fuel purchase agreements for approximately 14% of its fuel requirements over the next five months. These agreements amount to approximately 88 million gallons in commitments at a weighted average of 75 cents per gallon. These contracts require the Company to take monthly delivery of specified quantities of fuel at a fixed price. These contracts cannot be net settled.

Self-Insurance

The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis. The Company uses a combination of third-party and self-insurance to realize savings on insurance premium costs.

Guarantees

The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by CSX in its business operations. Utilizing a CSX guarantee for these obligations allows CSX to take advantage of lower interest rates and obtain other favorable terms when negotiating leases or financing debt. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment or to perform certain actions to the guaranteed party based on another entity’s failure to perform. CSX’s guarantees can be segregated into three main categories:

1.	Guarantees of approximately $511 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for those obligations.

2.	Guarantees of approximately $116 million relating to construction and cash deficiency support guarantees at several of the Company’s international terminal locations under development. The non-performance of one of its partners, cost overruns or non-compliance with financing loan covenants could cause the Company to have to perform under these guarantees.

3.	CSX guarantees of approximately $47 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines in February 2003, as discussed in Note 4, Divestitures.

The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES, Continued

Matters Arising Out of Sale of International Container-Shipping Assets

CSX has entered into two settlement agreements with Maersk which resolve all material disputes pending between the companies arising out of the 1999 sale of the international container-shipping assets. On September 17, 2003, CSX entered into a final settlement agreement with Maersk allocating responsibility between the two companies for third party claims and litigation relating to the assets acquired by Maersk

On October 20, 2003, CSX entered into a conditional settlement agreement with Maersk designed to settle all the remaining material disputes pending between the companies. The agreement settles the two major disputes arising out of the Maersk transaction. The first dispute involves a post-closing working capital adjustment to the sale price for which the Company had recorded a receivable of approximately $70 million. The second dispute involves a claim of 425 million Dutch Guilders plus interest (amounting to approximately $180 million plus interest under then prevailing currency exchange rates) received from Europe Container Terminals bv (“ECT”) alleging certain breaches by the Company at the Rotterdam container terminal facility owned by ECT. The settlement is subject to certain conditions which the Company believes it is probable will be met. Accordingly, the Company has recorded a charge relating to this settlement. The charge set forth below primarily includes the write-off of the receivable recorded for the working capital adjustment as well as a net cash payment. If the conditions are not satisfied, then CSX will not be bound by the settlement agreement and will proceed with litigation of the disputed matters. The effect of the two settlements is to reduce the Company’s earnings by $108 million pretax, $67 million after tax, or 31 cents per share. This charge is reflected in the financial statements as the additional loss on sale of the international container-shipping assets. Neither settlement is expected to have a material impact on future cash flows.

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

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations excluding the effects of non-recurring charges and gains. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the CSX Annual Report on Form 10-K, except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment’s joint venture businesses in operating expense. These amounts are reclassified through eliminations in CSX’s consolidated financial statements to other income. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, at current market prices.

Business segment information for the quarters and nine months ended September 26, 2003 and September 27, 2002 is as follows:

(Dollars in Millions)
	Surface Transportation
	Rail	Intermodal	Total	International Terminals	Other (1)	Total
Quarter Ended September 26, 2003
Revenues from external customers	$1,510	$313	$1,823	$59	$—	$1,882
Intersegment revenues	—	—	—	—	—	—
Segment operating income (Loss)	(45)	29	(16)	20	—	4
Assets	12,549	594	13,143	1,006	—	14,149

Quarter Ended September 27,2002
Revenues from external customers	$1,473	$306	$1,779	$64	$215	$2,058
Intersegment revenues	—	7	7	—	—	7
Segment operating income	188	39	227	18	22	267
Assets	12,657	520	13,177	949	303	14,429

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. BUSINESS SEGMENTS, Continued

(Dollars in Millions)
	Surface Transportation			International Terminals	Other (1)	Total
	Rail	Intermodal	Total
Nine Months Ended September 26, 2003
Revenues from external customers	$4,614	$929	$5,543	$169	$128	$5,840
Intersegment revenues	—	4	4	—	—	4
Segment operating income	334	78	412	52	1	465
Assets	12,549	594	13,143	1,006	—	14,149

Nine Months Ended September 27, 2002
Revenues from external customers	$4,497	$851	$5,348	$179	$565	$6,092
Intersegment revenues	—	20	20	1	—	21
Segment operating income	609	105	714	45	32	791
Assets	12,657	520	13,177	949	303	14,429

(1)	Prior to the conveyance of CSX Lines, it was a segment of CSX and was presented with international terminals on a combined basis, as the Marine Services operations of the Company. Results for CSX Lines are now presented in the other column.

A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

(Dollars in Millions)
	Quarters Ended		Nine Months Ended
	September 26, 2003	September 27, 2002	September 26, 2003	September 27, 2002
Revenues:
Total external revenues for business segments	$1,882	$2,058	$5,840	$6,092
Intersegment revenues for business segments	—	7	4	21
Elimination of intersegment revenues	—	(7)	(4)	(21)
Other	—	(3)	—	—

Total consolidated revenues	$1,882	$2,055	$5,840	$6,092

Operating Income (Loss):
Total operating income for business segments	$4	$267	$465	$791
Reclassification of minority interest expense for International Terminals segment	9	12	28	29
Unallocated corporate expenses	(3)	(3)	(21)	(11)
Additional Loss on Sale (See Note 13)	(108)	—	(108)	—

Total consolidated operating income (loss)	$(98)	$276	$364	$809

	September 26, 2003	September 27, 2002
Assets:
Assets for Business Segments	$14,149	$14,429
Investment in Conrail	4,661	4,667
Elimination of intersegment receivables	(132)	(222)
Non-segment assets	3,249	2,151

Total consolidated assets	$21,927	$21,025

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA

During 1987, the predecessor company to CSX Lines entered into agreements to sell and lease back by charter three new U.S.-built, U.S.-flag, D-7 class container ships. CSX guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). On February 27, 2003, CSX conveyed most of its interest in CSX Lines to a new venture. A newly formed CSX subsidiary, CSX Vessel Leasing, will retain certain vessel obligations, with CSX remaining as the guarantor. These vessels have been subleased to Horizon. CSX believes that Horizon will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for these obligations. The September 26, 2003 consolidating schedules reflect CSX Vessel Leasing as the obligor, while the September 27, 2002, and December 27, 2002 consolidating schedules reflect CSX Lines as the obligor. In accordance with SEC disclosure requirements, consolidating financial information for the parent and obligor are as follows:

Consolidating Income Statement

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Quarter ended September 26, 2003
Operating Revenue	$—	$—	$1,896	$(14)	$1,882
Operating Expense	(42)	—	2,033	(11)	1,980

Operating Income (Loss)	42	—	(137)	(3)	(98)

Other Income (Expense)	(98)	1	30	88	21
Interest Expense	91	—	19	(7)	103

Earnings (Loss) before Income Taxes	(147)	1	(126)	92	(180)
Income Tax Expense (Benefit)	(17)	—	(60)	—	(77)

Net Earnings (Loss)	$(130)	$1	$(66)	$92	$(103)

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Quarter ended September 27, 2002
Operating Revenue	$—	$215	$1,903	$(63)	$2,055
Operating Expense	(58)	193	1,704	(60)	1,779

Operating Income (Loss)	58	22	199	(3)	276

Other Income (Expense)	161	1	43	(177)	28
Interest Expense	97	1	23	(13)	108

Earnings (Loss) before Income Taxes	122	22	219	(167)	196
Income Tax Expense (Benefit)	13	8	48	—	69

Net Earnings (Loss)	$109	$14	$171	$(167)	$127

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Income Statement

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Nine Months ended September 26, 2003
Operating Revenue	$—	$—	$5,899	$(59)	$5,840
Operating Expense	(119)	—	5,647	(52)	5,476

Operating Income (Loss)	119	—	252	(7)	364

Other Income (Expense)	216	2	63	(251)	30
Interest Expense	274	—	61	(24)	311

Earnings before Income Taxes and Cumulative Effect of Accounting Change	61	2	254	(234)	83
Income Tax Expense (Benefit)	(53)	—	70	—	17

Earnings Before Cumulative Effect of Accounting Change	114	2	184	(234)	66
Cumulative Effect of Accounting Change - Net of Tax	—	—	57	—	57

Net Earnings	$114	$2	$241	$(234)	$123

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Nine Months ended September 27, 2002
Operating Revenue	$—	$565	$5,691	$(164)	$6,092
Operating Expense	(194)	533	5,100	(156)	5,283

Operating Income (Loss)	194	32	591	(8)	809

Other Income (Expense)	378	5	83	(425)	41
Interest Expense	299	6	73	(40)	338

Earnings before Income Taxes and Cumulative Effect of Accounting Change	273	31	601	(393)	512
Income Tax Expense	34	12	136	—	182

Earnings Before Cumulative Effect of Accounting Change	239	19	465	(393)	330
Cumulative Effect of Accounting Change - Net of Tax	—	—	(43)	—	(43)

Net Earnings	$239	$19	$422	$(393)	$287

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
September 26, 2003
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$1,658	$45	$(967)	$—	$736
Accounts Receivable - Net	44	9	1,333	(136)	1,250
Materials and Supplies	—	—	168	—	168
Deferred Income Taxes	—	—	134	—	134
Other Current Assets	5	—	223	(136)	92

Total Current Assets	1,707	54	891	(272)	2,380

Properties	29	—	19,021	—	19,050
Accumulated Depreciation	25	—	5,411	—	5,436

Properties - Net	4	—	13,610	—	13,614

Investment in Conrail	334	—	4,327	—	4,661
Affiliates and Other Companies	12,409	—	916	(12,837)	488
Investment in Consolidated Subsidiaries	—	—	—	—	—
Other Long-term Assets	1,400	—	30	(646)	784

Total Assets	$15,854	$54	$19,774	$(13,755)	$21,927

LIABILITIES
Current Liabilities
Accounts Payable	$104	$—	$829	$(133)	$800
Labor and Fringe Benefits Payable	17	—	401	—	418
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	—	—	226	—	226
Current Maturities of Long-term Debt	450	—	125	—	575
Short-term Debt	725	—	4	—	729
Income and Other Taxes Payable	1,472	—	(1,371)	—	101
Other Current Liabilities	30	8	139	(2)	175

Total Current Liabilities	2,798	8	490	(272)	3,024

Long-term Debt	5,645	—	835	—	6,480
Deferred Income Taxes	(24)	—	3,654	—	3,630
Casualty, Environmental and Other reserves	—	—	862	—	862
Long-term Payable to Affiliates	396	—	147	(543)	—
Other Long-term Liabilities	733	42	955	(111)	1,619

Total Liabilities	9,548	50	6,943	(926)	15,615

SHAREHOLDER’S EQUITY
Preferred Stock	—	—	—	—	—
Common Stock	214	—	209	(209)	214
Other Capital	1,556	1	8,052	(8,053)	1,556
Retained Earnings	4,858	3	4,564	(4,567)	4,858
Accumulated Other Comprehensive Loss	(331)	—	15	—	(316)

Total Shareholders’ Equity	6,297	4	12,840	(12,829)	6,312

Total Liabilities and Shareholders’ Equity	$15,845	$54	$19,783	$(13,755)	$21,927

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

(Dollars in Millions)	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
December 27, 2002
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$379	$37	$(152)	$—	$264
Accounts Receivable - Net	43	—	948	(146)	845
Materials and Supplies	—	—	180	—	180
Deferred Income Taxes	—	—	128	—	128
Domestic Container-Shipping Assets Held For Disposition	—	263	—	—	263
Other Current Assets	5	—	287	(137)	155

Total Current Assets	427	300	1,391	(283)	1,835

Properties	33	11	18,516	—	18,560
Accumulated Depreciation	(29)	(2)	(5,243)	—	(5,274)

Properties - Net	4	9	13,273	—	13,286

Investment in Conrail	342	—	4,311	—	4,653
Affiliates and Other Companies	—	—	414	(33)	381
Investment in Consolidated Subsidiaries	12,761	—	396	(13,157)	—
Other Long-term Assets	1,192	—	238	(623)	807

Total Assets	$14,726	$309	$20,023	$(14,096)	$20,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$77	$20	$848	$(143)	$802
Labor and Fringe Benefits Payable	49	11	397	—	457
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	1	—	245	—	246
Current Maturities of Long-term Debt	150	—	241	—	391
Short-term Debt	140	—	3	—	143
Income and Other Taxes Payable	1,458	9	(1,284)	(39)	144
Other Current Liabilities	28	4	110	36	178
Domestic Container-Shipping Liabilities Held For Disposition	—	104	—	—	104

Total Current Liabilities	1,903	148	697	(283)	2,465

Casualty, Environmental and Other reserves	4	1	599	—	604
Long-term Debt	5,510	—	1,009	—	6,519
Deferred Income Taxes	—	3	3,564	—	3,567
Long-term Payable to Affiliates	396	—	148	(544)	—
Other Long-term Liabilities	685	49	925	(93)	1,566

Total Liabilities	8,498	201	6,942	(920)	14,721

Shareholders’ Equity
Preferred Stock	—	—	396	(396)	—
Common Stock	214	—	209	(209)	214
Other Capital	1,548	73	8,238	(8,311)	1,548
Retained Earnings	4,797	35	4,225	(4,260)	4,797
Accumulated Other Comprehensive Loss	(331)	—	13		(318)

Total Shareholders’ Equity	6,228	108	13,081	(13,176)	6,241

Total Liabilities and Shareholders’ Equity	$14,726	$309	$20,023	$(14,096)	$20,962

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Cash Flow Statements

(Dollars in Millions)
	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 26, 2003
Operating Activities
Net Cash Provided (Used) by Operating Activities	$69	$—	$516	$(181)	$404

Investing Activities
Property Additions	—	—	(757)	—	(757)
Net Proceeds from Divestitures	—	—	214	—	214
Short-term Investments	(190)	—	(23)	—	(213)
Other Investing Activities	241	—	(6)	(261)	(26)

Net Cash Provided (Used) by Investing Activities	51	—	(572)	(261)	(782)

Financing Activities
Short-term Debt-Net	585	—	1	—	586
Long-term Debt Issued	433	—	—	—	433
Long-term Debt Repaid	—	—	(292)	—	(292)
Cash Dividends Paid	(66)	—	(179)	180	(65)
Other Financing Activities	17	45	(350)	262	(26)

Net Cash Provided (Used) by Financing Activities	969	45	(820)	442	636

Net Increase (Decrease) in Cash and Cash Equivalents	1,089	45	(876)	—	258
Cash and Cash Equivalents at Beginning of Period	264	—	(137)	—	127

Cash and Cash Equivalents at End of Period	$1,353	$45	$(1,013)	$—	$385

	CSX Corporation	CSX Lines	Other	Eliminations	Consolidated
Nine Months Ended September 27, 2002
Operating Activities
Net Cash Provided (Used) by Operating Activities	$257	$(3)	$620	$(181)	$693

Investing Activities
Property Additions	(4)	(16)	(723)	—	(743)
Short-term Investments-net	(17)	(26)	220	—	177
Other Investing Activities	(25)	18	(64)	13	(58)

Net Cash Provided (Used) by Investing Activities	(46)	(24)	(567)	13	(624)

Financing Activities
Short-term Debt - Net	570	—	1	—	571
Long-term Debt Issued	518	—	1	—	519
Long-term Debt Repaid	(950)	—	(163)	—	(1,113)
Dividends Paid	(65)	—	(157)	157	(65)
Other Financing Activities	25	—	(34)	11	2

Net Cash Provided (Used) by Financing Activities	98	—	(352)	168	(86)

Net Increase (Decrease) in Cash and Cash Equivalents	309	(27)	(299)	—	(17)
Cash and Cash Equivalents at Beginning of Period	156	52	(71)	—	137

Cash and Cash Equivalents at End of Period	$465	$25	$(370)	$—	$120

CSX CORPORATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

CSX follows a 52/53-week fiscal reporting calendar. Fiscal years 2003 and 2002 consist of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively. The financial statements presented are for the 13-week quarters and nine months ended September 26, 2003 and September 27, 2002, and as of December 27, 2002.

Quarter ended September 26, 2003 Compared to September 27, 2002

Consolidated Results

Operating Revenue

Operating revenue decreased $173 million to $1,882 million in the quarter ended September 26, 2003, as compared to the 2002 quarter. Surface Transportation revenue increased $37 million quarter-over-quarter, but was offset by the elimination of $215 million in revenue from the domestic container-shipping business as a majority of CSX’s interest in CSX Lines was conveyed during the first quarter of 2003 (See Note 4, Divestitures).

Operating Income

Operating income for the quarter ended September 26, 2003 was down $374 million to a loss of $98 million, compared to income of $276 million in the 2002 quarter.

The decline is primarily the result of the Company recording a charge in conjunction with changing its estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. The Company recorded a charge of $232 million in the third quarter of 2003 to increase its provision for casualty reserves. (See Note 12, Casualty, Environmental, and Other Reserves).

Additionally, in the third quarter of 2003, CSX entered into one final settlement agreement and another conditional settlement agreement, which together resolve all material outstanding disputes with Maersk. This decreased operating income by $108 million, and is reflected in operating expense as the additional loss on sale of international container-shipping assets (See Note 13, Commitments and Contingencies).

The remaining decline in operating income is due to a $22 million decrease in operating income from the sale of a majority of CSX’s interest in CSX Lines during the first quarter of 2003 as previously discussed, and increased operating expenses at the Surface Transportation Segment, primarily due to increased materials, supplies and other costs and labor and fringe benefit expense.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Results, Continued

Other Income

Other income decreased $7 million in the third quarter of 2003, as compared to the same period of the prior year. The decrease is primarily the result of decreased income from real estate and resort operations, offset by the elimination of costs resulting from the discontinuance of the sale of accounts receivable program.

Interest Expense

Interest expense decreased $5 million in the quarter ended September 26, 2003, as compared to the prior year quarter. Lower interest rates on floating rate debt and the favorable impact of interest rate swaps (see Note 10, Derivative Financial Instruments) continue to benefit the Company.

Net Earnings

CSX’s net loss was $103 million, or 48 cents per share, in the quarter ended September 26, 2003, compared to earnings of $127 million or 60 cents per share for the same period of the prior year. The decrease is a result of the previously mentioned items.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Segment Results

The following tables provide a detail of operating revenue and expense by segment:

(Dollars in Millions) (Unaudited) (1)
Quarters Ended September 26, 2003 and September 27, 2002
	Rail		Intermodal		Surface Transportation		International Terminals		Eliminations/ Other (2)		Total
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Operating Revenue	$1,510	$1,473	$313	$313	$1,823	$1,786	$59	$64	$—	$205	$1,882	$2,055
Operating Expense
Labor and Fringe	636	627	17	16	653	643	12	14	1	61	666	718
Materials, Supplies and Other	318	297	48	46	366	343	20	19	1	68	387	430
Conrail Rents, Fees & Services	86	82	—	—	86	82	—	—	—	—	86	82
Building and Equipment Rent	109	117	38	34	147	151	2	3	(3)	7	146	161
Inland Transportation	(100)	(93)	174	171	74	78	2	3	—	23	76	104
Depreciation	145	146	7	7	152	153	3	3	3	7	158	163
Fuel	132	109	—	—	132	109	—	—	—	19	132	128
Miscellaneous	—	—	—	—	—	—	—	4	(11)	(11)	(11)	(7)
Provision for Casualty Claims (3)	229	—	—	—	229	—	—	—	3	—	232	—
Additional Loss on Sale (4)	—	—	—	—	—	—	—	—	108	—	108	—

Total Operating Expense	1,555	1,285	284	274	1,839	1,559	39	46	102	174	1,980	1,779

Operating Income (Loss)	$(45)	$188	$29	$39	$(16)	$227	$20	$18	$(102)	$31	$(98)	$276

Operating Ratio	103.0%	87.2%	90.7%	87.5%	100.9%	87.3%	66.1%	71.9%

Nine Months Ended September 26, 2003 and September 27, 2002
	Rail		Intermodal		Surface Transportation		International Terminals		Eliminations/ Other (2)		Total
	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002	2003	2002
Operating Revenue	$4,614	$4,497	$929	$871	$5,543	$5,368	$169	$180	$128	$544	$5,840	$6,092
Operating Expense
Labor and Fringe	1,929	1,892	54	49	1,983	1,941	38	45	61	171	2,082	2,157
Materials, Supplies and Other	988	946	144	131	1,132	1,077	55	59	50	187	1,237	1,323
Conrail Rents, Fees & Services	259	248	—	—	259	248	—	—	—	—	259	248
Building and Equipment Rent	308	326	108	98	416	424	6	7	—	32	422	463
Inland Transportation	(297)	(271)	522	466	225	195	6	6	16	66	247	267
Depreciation	438	422	23	22	461	444	7	7	7	19	475	470
Fuel	426	325	—	—	426	325	—	—	15	47	441	372
Miscellaneous	—	—	—	—	—	—	5	11	(32)	(28)	(27)	(17)
Provision for Casualty Claims (3)	229	—	—	—	229	—	—	—	3	—	232	—
Additional Loss on Sale (4)	—	—	—	—	—	—	—	—	108	—	108	—

Total Operating Expense	4,280	3,888	851	766	5,131	4,654	117	135	228	494	5,476	5,283

Operating Income (Loss)	$334	$609	$78	$105	$412	$714	$52	$45	$(100)	$50	$364	$809

Operating Ratio	92.8%	86.5%	91.6%	87.9%	92.6%	86.7%	69.2%	75.0%

(1)	Prior periods have been reclassified to conform to the current presentation.
(2)	Eliminations / Other consists of the following:
(a)	Charge incurred upon entering into settlement agreements with Maersk
(b)	Reclassification of International Terminals minority interest expense
(c)	Operations of CSX Lines and gain amortization
(d)	Expenses related to the 2003 retirement of the Company’s former Chairman and Chief Executive Officer
(e)	Other items
(3)	Represents charge recorded during the third quarter of 2003 in connection with the Company’s change in estimating casualty reserves (See Note 12, Casualty, Environmental and Other Reserves).
(4)	Represents the charge incurred upon entering into settlement agreements with Maersk (See Note 13, Commitments and Contingencies)

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Surface Transportation Results

The following tables provide Surface Transportation carload and revenue data by service group and commodity:

Quarters ended September 26, 2003 and September 27, 2002

	Carloads (Thousands)			Revenue (Dollars in Millions)
	2003	2002	% Change	2003	2002	% Change
Merchandise
Phosphates and Fertilizer	114	113	1%	$74	$73	1%
Metals	85	83	2	107	104	3
Forest and Industrial Products	153	151	1	205	195	5
Agricultural and Food	111	109	2	157	154	2
Chemicals	136	134	1	249	239	4
Emerging Markets	130	115	13	125	106	18

Total Merchandise	729	705	3	917	871	5

Automotive	120	124	(3)	193	195	(1)

Coal, Coke & Iron Ore
Coal	391	395	(1)	384	382	1
Coke and Iron Ore	17	22	(23)	14	19	(26)

Total Coal, Coke & Iron Ore	408	417	(2)	398	401	(1)

Other	—	—	—	2	6	(67)

Total Rail	1,257	1,246	1	1,510	1,473	3

Intermodal
Domestic	263	252	4	195	178	10
International	301	314	(4)	120	133	(10)
Other	—	—	—	(2)	2	(200)

Total Intermodal	564	566	—	313	313	—

Total Surface Transportation	1,821	1,812	—%	$1,823	$1,786	2%

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Nine Months ended September 26, 2003 and September 27, 2002

	Carloads (Thousands)				Revenue (Dollars in Millions)
	2003	2002	% Change		2003	2002	% Change
Merchandise
Phosphates and Fertilizer	344	351	(2	) %	$246	$245	—%
Metals	260	240	8		325	302	8
Forest and Industrial Products	454	447	2		607	581	4
Agricultural and Food	338	334	1		489	479	2
Chemicals	408	409	—		744	723	3
Emerging Markets	356	323	10		355	301	18

Total Merchandise	2,160	2,104	3		2,766	2,631	5

Automotive	390	401	(3)		625	626	—

Coal, Coke & Iron Ore
Coal	1,164	1,179	(1)		1,155	1,143	1
Coke and Iron Ore	47	52	(10)		42	54	(22)

Total Coal, Coke & Iron Ore	1,211	1,231	(2)		1,197	1,197	—

Other	—	—	—		26	43	(40)

Total Rail	3,761	3,736	1		4,614	4,497	3

Intermodal
Domestic	775	714	9		570	498	14
International	880	870	1		354	367	(4)
Other	—	—	—		5	6	(17)

Total Intermodal	1,655	1,584	4		929	871	7

Total Surface Transportation	5,416	5,320	2%		$5,543	$5,368	3%

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Rail

Operating Revenue

Rail revenue increased $37 million, or 3% in the quarter ended September 26, 2003, as compared to the quarter ended September 27, 2002.

Merchandise

Merchandise showed strong growth in the third quarter with revenues up 5% on 3% volume growth. All markets showed year-over-year improvements in revenue and volume.

•	Phosphates and Fertilizers – Strong international phosphate demand limited movements to domestic markets. Weakness in port phosphate rock was offset by strength in the ammonia market.

•	Metals – Steel production and mill utilization have been on a downward trend due to overcapacity and softer demand. Continued strength in scrap metals due to export demand from east coast supply points, renewed strength in semi-finished metals and continued growth in modal conversions contributed to year-over-year improvement.

•	Forest and Industrial Products – Building products and lumber remain strong as the construction industry catches up from severe weather earlier in the year. Woodchip orders were strong as mills build sufficient inventory for fall. Strength in printing paper is being driven by import traffic.

•	Agricultural and Food – A large southeast crop has negatively impacted feed grain. Sweeteners continue to be negatively impacted by source shifts and a plant closure. Strength in refrigerated products, wheat and flour, exports and grocery LOBs helped drive year-over-year gains.

•	Chemicals – Plastics market recently benefited from lower feedstock prices and rebuilding of shipper inventories. Strength exists in all petroleum commodities, except alcohols. Year-over-year strength in inorganic acids, partially due to a strike in eastern Canada, has allowed CSX to supply sulfuric acid to the northeast. The strike was settled in mid-September.

•	Emerging Markets – Growth continued in aggregate shipments, primarily in Florida and Georgia, due to strong regional construction demand. Strength also continues across all waste markets. Modal conversions and increased demand are driving growth in cement. Redeployments are still driving growth in ammunition and general military cargo.

Automotive

Volume decline was directly attributed to flat sales and a 200,000 unit year-over-year decline in North American light vehicle production. Field inventories were five days higher year-over-year. Haul extensions and price increases partially mitigated sales and production impact on revenue and improved yield.

Coal, Coke and Iron Ore

Reduced production levels drove year-over-year weakness in steel related traffic. Strength in export moves resulted due to high European steam coal demand for electricity generation to cooling systems. Utility revenue was favorable year-over-year due to pricing initiatives and strong long haul mix.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Rail, Continued

Operating Expense

•	Labor and Fringe expenses were up $9 million in the third quarter of 2003, compared to the same period of the prior year. Benefits of reduced staffing levels and reversal of the Company’s incentive compensation accrual were offset by increased costs relating to contract wage inflation, overtime costs and severance and related costs.

•	Materials, Supplies and Other expenses increased $21 million quarter-over-quarter due to increased derailment costs, increased railway maintenance costs and decreased efficiencies. These expenses were offset, in part, by favorable environmental and other costs.

•	Conrail Rents, Fees & Services expense increased $4 million in the third quarter of 2003, as compared to the prior year period, as a result of increased usage of Shared Areas and a contractual increase in the rental fee for Shared Area facilities.

•	Building and Equipment Rent decreased $8 million in the 2003 third quarter compared to the prior year as a result of car hire reclaims in the 2002 period that did not recur in this quarter.

•	Fuel expense increased $23 million in the third quarter of 2003, as compared to the same period of the prior year. The expense increase is primarily due to $16 million in fuel price increases.

•	Provision for Casualty Claims of $229 represent the charge recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. (See Note 12, Casualty, Environmental and Other Reserves).

Operating Income

Operating income decreased $233 million to a loss of $45 million in the third quarter of 2003, compared to income of $188 million in 2002 due to the $229 million provision for casualty claims and other expenses previously discussed. Excluding the provision for casualty claims, operating income would have been $184 million.

Intermodal

Operating Revenue

•	Domestic – Double digit revenue growth was supported by transloading international volumes into domestic equipment, new 53’ containers and the Union Pacific / CSX Intermodal container program. Truck brokerage strengthened as rollout of Pegasus, a new dispatch system, was completed and yield per box has improved.

•	International – Shifts in imports/exports from Pacific to Atlantic ports has resulted in volume declines, shorter hauls and lower per-unit revenues.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Intermodal, Continued

Operating Expense

Intermodal operating expense increased $10 million, or 4% compared to the prior year quarter. The increase is due primarily to traffic mix and inflationary factors.

Operating Income

Operating income decreased to $29 million in the third quarter of 2003, compared to $39 million in the prior year quarter.

International Terminals Results

Operating Revenue

Revenue decreased $5 million, or 8% to $59 million for the 2003 quarter, compared to $64 million in the prior year quarter, primarily due to weakness in the Hong Kong market.

Operating Expense

Expense decreased $7 million to $39 million for the third quarter, compared to $46 million for the 2002 quarter, partially attributed to reduced labor and fringe costs due to reduced volume at its Hong Kong operations and a $3 million gain related to the divestiture of a portion of the Caucedo terminal ownership interest, which offset other miscellaneous expenses.

Operating Income

Operating income increased $2 million for the 2003 quarter, as compared to the 2002 quarter, due to a gain on the sale of a portion of the Caucedo terminal ownership interest and aggressive cost focus to offset the revenue decline in Hong Kong.

Nine Months ended September 26, 2003 Compared to September 27, 2002

Consolidated Results

Operating Revenue

Operating revenue decreased $252 million for the nine months ended September 26, 2003, as compared to the nine months ended 2002. A $416 million decline resulted from a reduction of revenue in the domestic container-shipping segment as a majority of CSX’s interest in CSX Lines was conveyed during the first quarter of 2003 (See Note 4, Divestitures), which was offset by an increase in Surface Transportation revenue of $175 million.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Results, Continued

Operating Income

Operating income for the nine months ended September 26, 2003 was down $445 million to $364 million, compared to $809 million for the same period of the prior year.

The decline is primarily the result of the Company recording a $232 million charge in conjunction with the change in estimate for casualty reserves (See Note 12, Casualty, Environmental and Other Reserves).

Additionally, in the third quarter of 2003, CSX entered into one final settlement agreement and another conditional settlement agreement, which together resolve all material outstanding disputes with Maersk. This decreased the Company’s operating income by $108 million. This is reflected in operating expense as the additional loss on sale of international container-shipping assets (See Note 13, Commitments and Contingencies).

Other factors contributing to the decline are increased fuel prices and abnormally harsh winter weather during the first quarter which impacted Surface Transportation operating income.

Other Income

Other income decreased $11 million to $30 million for the nine months ended September 26, 2003, compared to $41 million for the same period of the prior year. The decline primarily results from real estate gains in the 2002 nine-month period being larger than those during the 2003 period.

Interest Expense

Interest expense decreased $27 million for the nine months ended September 26, 2003, as compared to the prior year period. Lower interest rates on floating rate debt and the favorable impact of interest rate swaps (see Note 10, Derivative Financial Instruments) continue to benefit the Company.

Net Earnings

Net earnings were $123 million, or 57 cents per share, for the nine months ended September 26, 2003, compared to $287 million, or $1.35 per share for the same period of the prior year.

The nine months ended September 26, 2003 included a cumulative effect of accounting change after tax benefit of $57 million, or 26 cents per share, offset by a $145 million after tax, or 68 cents per share, charge to increase the Company’s provision for casualty reserves and a $67 million after tax, 31 cents per share, charge to record the loss on sale of international container-shipping assets.

The nine months ended September 27, 2002 included a cumulative effect of accounting change charge of $43 million, or 20 cents per share.

Earnings before the cumulative effect of accounting changes were $66 million and $330 million for the nine months ended September 26, 2003 and September 27, 2002, respectively.

The effective tax rate for the nine month period is lower than the Company’s historical effective tax rate due to a change in the mix of earnings to lower tax rate jurisdictions and a favorable adjustment to deferred state tax liabilities.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Results, Continued

Divestitures

In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12-year sub-lease term. Approximately $3 million of this gain was recognized in the third quarter, with $7 million being recognized year to date. The securities have a term of 7 years and a preferred return feature. During the third quarter, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon and now holds $48 million of securities.

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

SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation)

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

Consolidated Results, Continued

New Accounting Pronouncements and Cumulative Effect of Accounting Change, Continued

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, cash equivalents and short term investments increased $472 million to $736 million, from $264 million at December 27, 2002. Primary sources of cash and cash equivalents during the nine months ended September 26, 2003 include normal transportation operations, $214 million of net proceeds from the divestiture of CSX Lines LLC (see Note 4, Divestitures), and the issuance of $300 million of long-term notes.

Additionally, short-term commercial paper borrowings have netted proceeds of $586 million for the nine month period. The majority of the proceeds of these borrowings are being held to fund the potential purchase of the Company’s zero coupon convertible debentures which may be put to CSX on October 30, 2003. The aggregate value of these debentures is approximately $470 million. Should the Company not be required to purchase the convertible debentures on October 30, 2003, the Company expects to use its excess cash reserve to reduce its commercial paper balance. In the event the Company is required to purchase the convertible debentures, the Company has the ability and intent to refinance the debt on a long-term basis.

The Company has a $1 billion five-year revolving credit facility and a $345 million 364-day revolving credit facility. A portion of these credit facilities may be used to support the Company’s commercial paper. The facilities may also be used for working capital and other general corporate purposes. Under the 364-day facility, the Company pays an annual fee to the participating banks of .125% of total commitment. Under the five-year facility, the Company pays annual fees to the participating banks that may range from 0.08% to 0.23% of total commitment, depending on the Company’s credit rating. As of September 26, 2003, the Company had no borrowings outstanding under these facilities.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES, Continued

Primary uses of cash include $757 million in property additions, approximately $292 million in scheduled repayments of long-term debt, and $65 million in dividend payments.

CSX’s working capital deficit at September 26, 2003 was $644 million, up from $630 million at December 27, 2002. A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

FINANCIAL DATA

(Dollars in Millions)
	September 26, 2003	December 27, 2002
Cash, Cash Equivalents and Short-Term Investments	$736	$264
Working Capital (Deficit)	$(644)	$(630)

Current Ratio	0.8	0.7
Debt Ratio	52%	52%
Ratio of Earnings to Fixed Charges	1.1 x	2.3 x

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

FACTORS EXPECTED TO INFLUENCE 2003

Fuel expenses fluctuate and are a significant cost of CSX Surface Transportation operations. Fuel prices can vary significantly from period to period and impact future results. Although the Company is in the implementation stage of a fuel price hedging program, it will remain subject to fuel price fluctuation over the remainder of 2003. Economic factors also influence results and it is still uncertain whether significant improvements in the industrial sector will come in the last part of 2003.

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

See background, accounting and financial reporting effects and summary financial information in Note 5, Investment In and Integrated Rail Operations with Conrail.

Conrail’s Results of Operations

Conrail reported net income of $42 million in the third quarter of 2003, compared to $44 million in the prior year quarter. Operating revenues increased $7 million to $228 million for the 2003 quarter, while operating expenses increased $10 million for the same period.

In June 2003, CSX, Norfolk Southern and Conrail jointly filed a petition with the Surface Transportation Board (STB) to establish direct ownership and control by CSXT and Norfolk Southern Railway of their portions of the Conrail system. CSX, Norfolk Southern and Conrail also jointly filed a ruling request with the Internal Revenue Service to qualify the transaction as a non-taxable distribution. See Note 6, “Investment and Integrated Rail Operations With Conrail.”

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

In the third quarter of 2003, the Company evaluated and changed its estimate for casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. (See Note 12, Casualty, Environmental and Other Reserves). As of September 26, 2003, there have been no other material changes to significant estimates as stated in the 2002 Annual Report.

CSX CORPORATION AND SUBSIDIARIES

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

OTHER MATTERS, Continued

Matters Arising From Sale of International Container-Shipping Assets

CSX has entered into two settlement agreements with Maersk which resolve all material disputes pending between the companies arising out of the 1999 sale of the international container-shipping assets. On September 17, 2003, CSX entered into a final settlement agreement with Maersk allocating responsibility between the two companies for third party claims and litigation relating to the assets acquired by Maersk.

On October 20, 2003, CSX entered into a conditional settlement agreement with Maersk designed to settle all the remaining material disputes pending between the companies. The agreement settles the two major disputes arising out of the Maersk transaction. The first dispute involves a post-closing working capital adjustment to the sale price for which the Company had recorded a receivable of approximately $70 million. The second dispute involves a claim received from Europe Container Terminals bv (“ECT”) alleging certain breaches by the Company at the Rotterdam container terminal facility owned by ECT. The settlement is subject to certain conditions which the Company believes it is probable will be met. Accordingly, the Company has recorded a charge relating to this settlement. The charge set forth below primarily includes the write-off of the receivable recorded for the working capital adjustment as well as a net cash payment. If the condition is not satisfied, then CSX will not be bound by the settlement agreement and will proceed with litigation of the disputed matters. The effect of the two settlements is to reduce the Company’s earnings by $108 million pretax, $67 million after tax, or 31 cents per share. This charge is reflected in the financial statements as the additional loss on sale of the international container-shipping assets. Neither settlement is expected to have a material impact on future cash flows.

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

CSX CORPORATION AND SUBSIDIARIES

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

CSX addresses market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $14 million on an annual basis.

During the third quarter of 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of September 26, 2003, CSX has hedged approximately 11% and 9% of expected requirements for 2004 and 2005, respectively. At September 26, 2003, a 1% change in fuel prices would result in a $1 million increase or decrease in the liability related to the swaps.

The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

Exclusive of derivative contracts that swap fixed rate notes to floating, at September 26, 2003 and December 27, 2002, CSX had approximately $1.4 billion and $709 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would on average effect annual interest expense by approximately $14 million.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of September 26, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 26, 2003. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CSX CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to CSX’s settlements with Maersk and other legal proceedings, see Note 13.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

On October 8, 2003, the CSX of Board of Directors, approved Amendment No. 2 to the Rights Agreement, dated as of May 29, 1998, as amended by Amendment No. 1 thereto, dated as of June 27, 2000 (as amended, the “Rights Agreement”), between the Company and Harris Trust and Savings Bank, as Rights Agent, to change the final expiration date of the Rights Agreement from June 8, 2008 to October 10, 2003. As a result of this action, the preferred stock purchase rights granted under the Rights Agreement expired at 5:00 p.m., New York City time, on October 10, 2003.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form 8-A/A (File No. 1-8022) as filed with the Securities and Exchange Commission on October 10, 2003).

4.1	Amended and Restated Articles of Incorporation of the Registrant (see Exhibit 3.1 hereto).

4.3	Amendment No. 2, dated as of October 9, 2003, to the Rights Agreement, dated as of May 29, 1998, as amended by Amendment No. 1 thereto, dated as of June 27, 2000, between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 4.3(c) to the Registration Statement on Form 8-A/A (File No. 1-8022) as filed with the Securities and Exchange Commission on October 10, 2003).

31.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

CSX CORPORATION AND SUBSIDIARIES

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K, Continued

(b) Reports on Form 8-K

•	Form 8-K filed on July 16, 2003 to report as an “Item 5: Other Event” the release of its 2002 Financial Supplement.

•	Form 8-K filed on July 25, 2003 to report as an “Item 5: Other Event” the press release and Quarterly Flash document on financial and operating results for the second quarter ended June 27, 2003.

•	Form 8-K filed on August 1, 2003 to report as an “Item 5: Other Event” the execution of an Underwriting Agreement for the public offering of $300,000,000 aggregate principal amount of 5 1/2% Notes due 2013.

•	Form 8-K filed on October 2, 2003, to report as an “Item 5: Other Event” a press release announcing the Company’s intention to satisfy in cash its obligation to purchase its Zero Coupon Convertible Debentures due October 30, 2021.

•	Form 8-K filed on October 10, 2003, to report as an “Item 5: Other Event” the press release reporting the Second Amendment of the Rights Agreement between the Company and Harris Trust Savings Bank to change the expiration date of the Rights Agreement from June 8, 2008, to October 10, 2003.

•	Form 8-K filed on October 24, 2003 to report as an “Item 12: Results of Operations and Financial Condition” the press release and Quarterly Flash document on financial and operating results for the third quarter ended September 26, 2003.

*	Filed herewith

CSX CORPORATION AND SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller (Principal Accounting Officer)

Dated: October 24, 2003