Form 10-K
period 2003-12-26
CSX CORP
filed 2004-03-10
CIK 277948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2003
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8022

CSX Corporation

(Exact name of registrant as specified in its charter)

Virginia	62-1051971
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Water Street, 15th Floor, Jacksonville, Florida (Address of principal executive offices)	32202 (Zip Code)

(904) 359-3200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

      On June 27, 2003, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $5.3 billion (based on the New York Stock Exchange closing price on such date).

      On March 5, 2004, there were 215,036,069 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s Definitive Proxy Statement to be filed with respect to its annual meeting of shareholders scheduled to be held on May 5, 2004 (“Proxy Statement”)

CSX CORPORATION

FORM 10-K

CSX CORPORATION

FORM 10-K

PART I

Item 1.	Business

      CSX Corporation (“CSX” or the “Company”) operates one of the largest rail networks in the United States and also arranges for and provides integrated rail and truck (“intermodal”) transportation services across the United States and key markets in Canada and Mexico. Its marine operations include an international terminal services company, which operates and develops container terminals, distribution facilities and related terminal activities.

      In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities).

Operating Segments

      Following are the operating revenue and operating income by segment at December 26, 2003 (see Management’s Discussion and Analysis for prior year data):

			Surface	International	Eliminations/
	Rail	Intermodal	Transportation	Terminals	Other(2)	Total

	(Dollars in Millions) (Unaudited)(1)
Operating Revenue	$6,182	$1,257	$7,439	$226	$128	$7,793
	79%	16%	95%	3%	2%	100%
Operating Income (Loss)	$541	$110	$651	$69	$(94)	$626
	86%	18%	104%	11%	(15)%	100%

(1)	Prior periods have been reclassified to conform to the current presentation.

(2)	Eliminations/ Other consists of the following:

•	Charge incurred upon entering into settlement agreements with Maersk
•	Reclassification of International Terminals minority interest expense
•	Operations of CSX Lines and gain amortization
•	Expenses related to the 2003 retirement of the Company’s former Chairman and Chief Executive Officer
•	Other items

Surface Transportation

CSX Transportation Inc.

      CSX Transportation Inc. (“CSXT”) is the largest rail network in the eastern United States, providing rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. Headquartered in Jacksonville, Florida, CSXT accounted for 79% of CSX’s operating revenue and 86% of operating income in 2003.

CSX Intermodal Inc.

      CSX Intermodal Inc. (“CSXI”) is the nation’s only transcontinental intermodal transportation service provider, operating a network of dedicated intermodal facilities across North America. The CSXI network runs approximately 450 dedicated trains between its 45 terminals weekly. CSXI accounted for 16% of CSX’s operating revenue and 18% of operating income in 2003. Its headquarters are located in Jacksonville, Florida.

International Terminals

      CSX World Terminals LLC (“CSX World Terminals”) operates container-freight terminal facilities in Asia, Europe, Australia, Latin America and the United States. CSX World Terminals accounted for 3% of CSX’s operating revenues and 11% of operating income in 2003. CSX World Terminals is headquartered in Charlotte, North Carolina.

Non-transportation

      The Greenbrier is a AAA Five-Diamond resort located in White Sulphur Springs, West Virginia. CSX Real Property Inc. is responsible for sales, leasing and development of CSX-owned properties, and is headquartered in Jacksonville, Florida.

General

      CSX employed an average of 37,516 employees during 2003. The Company considers employee relations to be good. Most of CSX’s employees are represented by labor unions and are covered by collective bargaining agreements. Some of these agreements are scheduled to expire in 2004. CSX is in the process of renegotiating most of these agreements, but the outcome of these negotiations is uncertain at this time. For rail employees negotiations have generally taken place over a number of years and previously have not resulted in any extended work stoppages. The existing agreements have remained in effect and will continue to remain in effect until new agreements are reached or the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted.

      The Company makes available free of charge through its website at www.csx.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.

      For additional information concerning business conducted by CSX during 2003, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 19 to the Financial Statements under the caption “Business Segments.”

Item 2.	Properties

      In response to this Item, see the information set forth on page 32 under the caption “Depreciation Policies Under the Group Life Method,” in Note 1 to the Financial Statements under the caption “Nature of Operations and Significant Accounting Policies,” and in Note 9 to the Financial Statements under the caption “Properties.”

Item 3.	Legal Proceedings

      CSX is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters. Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

      In further response to this Item, see the information set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this document under the caption “Casualty, Legal and Environmental Reserves” and under the caption “Commitments and Contingencies.”

Item 4.	Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders in the fourth quarter of 2003.

Executive Officers of the Registrant

      Executive officers of CSX Corporation are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. Officers of CSX business units are elected annually by the respective Boards of Directors of the business units. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was selected. Effective March 31, 2004 our executive officers will be as follows:

Name and Age	Business Experience During Past 5 Years

Michael J. Ward, 53	Chairman of the Board, President and Chief Executive Officer of CSX, having been elected as Chairman and Chief Executive Officer in January 2003 and as President in July 2002. He has served CSX Transportation, Inc., the Company’s rail subsidiary, as President since November 2000 and as President and Chief Executive Officer since October 2002. Previously, Mr. Ward served CSX Transportation as Executive Vice President — Operations from April through November 2000, as Executive Vice President — Coal Service Group from August 1999 to April 2000, and prior to that as Executive Vice President — Coal and Merger Planning from October 1998 to August 1999.

Andrew B. Fogarty, 58	President and Chief Executive Officer, CSX World Terminals, LLC, since January 2004. Before January 2004, Mr. Fogarty served as Senior Vice President — Corporate Services of CSX since May 2003 and as Executive Vice President — Corporate Services of CSX from July 2001 to May 2003. Before that, he served as Senior Vice President — Corporate Services.

Ellen M. Fitzsimmons, 43	Senior Vice President — Law and Public Affairs since December 2003. Before December 2003, Ms. Fitzsimmons served as Senior Vice President — Law and Corporate Secretary since May 2003 and as Senior Vice President — Law from February 2001 to May 2003. Prior thereto, she served as General Counsel — Corporate.

Clarence W. Gooden, 52	Senior Vice President — Merchandise Service Group, CSX Transportation since 2002. Prior to 2002, Mr. Gooden served as President of CSX Intermodal from 2001 to 2002; Senior Vice President — Coal Service Group from 2000 to 2001; Vice President — System Transportation from 1999 to 2000; Vice President — Transportation Field Operations from 1998 to 1999.

Name and Age	Business Experience During Past 5 Years

Robert J. Haulter, 50	Senior Vice President — Human Resources and Labor Relations since December 2003. Before December 2003, Mr. Haulter served as CSX Senior Vice President — Human Resources since July 2002. Before July 2002, he served CSX Transportation, Inc., as Senior Vice President — Human Resources from May 2002 to July 2002; as Vice President — Human Resources from December 2000 to May 2002; as Assistant Vice President of Operations Support from September 2000 to December 2000; as Assistant Vice President — Strategic Development from November 1999 to September 2000; and as Assistant Vice President — Integration Planning before November 1999.
Oscar Munoz, 44	Executive Vice President and Chief Financial Officer since May 2003. Before May 2003, Mr. Munoz served as Chief Financial Officer and Vice President, Consumer Services, AT&T Corporation, from January 2001 to May 2003; as Senior Vice President — Finance & Administration, Qwest Communications International, Inc. from June to December 2000; as Chief Financial Officer & Vice President, U.S. West Retail Markets from April 1999 to May 2000; and before April 1999 as Controller and Vice President, USWEST Communications, Inc.
Carolyn T. Sizemore, 41	Vice President and Controller of CSX since April 2002. Prior to April 2002, Ms. Sizemore served as Assistant Vice President and Assistant Controller from July 2001 to April 2002; Assistant Vice President Financial Planning from June 1999 to July 2001; and prior to June 1999, as Senior Director — Financial and Strategic Measurement.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

      CSX’s common stock is listed on the New York, London and Swiss stock exchanges and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is “CSX.”

Description of Common and Preferred Stocks

      A total of 300 million shares of common stock are authorized, of which 215,071,005 shares were outstanding as of December 26, 2003. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights. At December 26, 2003, there were 56,331 registered common stock shareholders.

      A total of 25 million shares of preferred stock are authorized, none of which are currently outstanding. CSX previously issued Series A preferred stock consisting of 250,000 shares of $7 Cumulative Convertible Preferred Stock. All outstanding shares of Series A Preferred Stock were redeemed as of July 31, 1992. Prior to October 2003, 3,000,000 shares of preferred stock had been designated as Series B Preferred Stock in conjunction with the Company’s Shareholder Rights Plan. In October 2003, the expiration date of the shareholder rights under the Shareholder Rights Plan was accelerated, resulting in the effective termination of the Plan. The Company’s Articles of Incorporation were amended to eliminate the designation of shares for Series B Preferred.

Equity Compensation Plan Information

      The following table summarizes the equity compensation plans under which CSX Corporation common stock may be issued as of December 26, 2003.

	(a)	(b)	(c)

Number of securities
remaining available
for future issuance
	Number of securities		under equity
	to be issued		compensation plans
	upon exercise of	Weighted-average	(excluding
	outstanding options,	exercise price of	securities reflected
	warrants and rights	outstanding options,	in column (a))
Plan Category	(000’s)	warrants and rights	(000’s)

Equity compensation plans approved by security holders	22,633	$39.11	7,060 (1)
Equity compensation plans not approved by security holders(2)	664	$44.89	—

Total	23,297		7,060 (1)

(1)	The number of shares remaining available for future issuance under plans approved by shareholders includes 59,038 shares available for employee purchase pursuant to the 2002 Employee Stock Purchase Plan; 642,192 shares available for stock option grants, payment of director compensation, and stock grants pursuant to the CSX Stock Plan for Directors; and 6,358,934 shares available for grant in the form of stock options, performance units, restricted stock, stock appreciation rights, and stock awards pursuant to the CSX Omnibus Incentive Plan.

(2)	The 1990 Stock Award Plan (“1990 Plan”) is the only CSX equity compensation plan that has not been approved by shareholders. Upon approval of the CSX Omnibus Incentive Plan by shareholders in 2000, the plan was closed to further grants. No options have been granted under the 1990 Plan since 1999.

      The following table sets forth, for the quarters indicated, the dividends declared and the high and low sales prices of the Company’s common stock:

	Quarter

	1st	2nd	3rd	4th

2003
Dividends	$0.10	$0.10	$0.10	$0.10
Common Stock Price:
High	$30.85	$33.16	$32.99	$36.29
Low	$25.50	$28.20	$28.92	$29.07

2002
Dividends	$0.10	$0.10	$0.10	$0.10
Common Stock Price:
High	$41.40	$37.90	$36.77	$30.12
Low	$34.81	$32.41	$25.75	$25.09

Item 6.	Selected Financial Data

	2003	2002	2001	2000	1999

	(Dollars in Millions, Except Per Share Amounts)
Earnings from Continuing Operations
Operating Revenue	$7,793	$8,152	$8,110	$8,191	$10,375
Operating Expense	7,167	7,025	7,153	7,386	9,802

Operating Income	$626	$1,127	$957	$805	$573

Net Earnings from Continuing Operations	$246	$424	$293	$186	$32

Earnings Per Share:
From Continuing Operations	$1.14	$2.00	$1.39	$0.88	$0.15
From Continuing Operations, Assuming Dilution	$1.14	$1.99	$1.38	$0.88	$0.15

Financial Position
Cash, Cash Equivalents and Short-term Investments	$368	$264	$618	$686	$974
Working Capital Deficit	$(307)	$(665)	$(1,023)	$(1,231)	$(910)
Total Assets	$21,745	$20,951	$20,801	$20,548	$20,828
Long-term Debt	$6,886	$6,519	$5,839	$5,896	$6,304
Shareholders’ Equity	$6,453	$6,241	$6,120	$6,017	$5,756

Other Data Per Common Share
Cash Dividends	$0.40	$0.40	$0.80	$1.20	$1.20
Book Value	$30.01	$29.07	$28.64	$28.28	$26.35
Market Price
High	$36.29	$41.40	$41.30	$33.44	$53.94
Low	$25.50	$25.09	$24.81	$19.50	$28.81
Employees — Annual Averages
Rail	32,892	33,468	35,014	35,496	31,952
Other	4,624	6,471	6,446	9,955	16,998

Total	37,516	39,939	41,460	45,451	48,950

See accompanying Consolidated Financial Statements

      Significant events include the following:

2003	—	Pretax income of $93 million, $57 million after tax, or 26 cents per share, as a cumulative effect of accounting change, representing the reversal of the accrued liability for crosstie removal costs in conjunction with the adoption of SFAS 143, “Accounting for Asset Retirement Obligations.” (See Note 1, Nature of Operations and Significant Accounting Policies)
	—	A charge of $232 million pretax, $145 million after tax in conjunction with the change in estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. (See Note 10, Casualty, Environmental, and Other Reserves)
	—	A charge of $108 million pretax, $67 after tax to account for the Company entering into two settlement agreements with Maersk that resolved all material disputes pending between the companies arising out of the 1999 sale of the international container-shipping assets. (See Note 18, Commitments and Contingencies).
	—	A charge of $34 million pretax, $21 million after tax as the initial charge for separation expenses related to the management restructuring announced in November 2003. In addition, the Company recorded a credit of $22 million pretax, $13 million after tax related to revised estimates for railroad retirement taxes and the amount of benefits that will be paid to individuals under the $1.3 billion charges for separation plans initially recorded in 1991 and 1992. For the year, the Company has recorded a net restructuring charge of $22 million, $13 million after tax that includes these items and additional separation charges that were included in the third quarter results. (See Note 4, Restructuring)
2002	—	A charge to write-down indefinite lived intangible assets as a cumulative effect of accounting change, which reduced earnings $83 million pretax, $43 million after tax and consideration of minority interest, 20 cents per share (See Note 1, Nature of Operations and Significant Accounting Policies).
2001	—	A charge of $60 million pretax, $37 million after tax to account for the settlement of the 1987 New Orleans tank car fire litigation.
1999	—	A loss on the sale of international container-shipping assets net of a related benefit from discontinuing depreciation of those assets from the date they were classified as “held for disposition.” The net effect of the loss and the depreciation benefit reduced earnings by $360 million pretax, $271 million after tax.
	—	A charge of $55 million pretax, $34 million after tax to recognize the cost of a workforce reduction program at the Company’s rail and intermodal units.
	—	A gain of $27 million pretax, $17 million after tax on the sale of the Company’s Grand Teton Lodge resort subsidiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

General

      CSX Corporation (“CSX” or the “Company”) operates one of the largest rail networks in the United States and also arranges for and provides integrated rail and truck (“intermodal”) transportation services across the United States and key markets in Canada and Mexico. Surface Transportation, which includes CSX’s rail and intermodal units, generated revenue of $7.4 billion in 2003 compared to $7.2 billion in 2002. Operating income for Surface Transportation was $651 million in 2003 compared to $995 million in 2002. CSX’s marine operations include an international terminal services company, which operates and develops container terminals, distribution facilities and related terminal activities. In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with the Carlyle Group. CSX also owns and operates the Greenbrier, a AAA Five-Diamond resort located in White Sulphur Springs, West Virginia.

      In 2003, revenue and volume grew in response to strategies to persuade new customers to ship via a combination of rail and truck, the introduction of new customer services, and the economic recovery. However, as discussed below increased costs and operating inefficiency in the rail network decreased CSX’s overall profitability.

Surface Transportation

      CSX’s rail system is a network, defined by its more than 23,000 route miles, through which goods and services flow. The inefficiency of any one element in that network can have an effect on other components, and ultimately affect the operating efficiency of the entire network. The decline in CSX’s operating efficiency, coupled with the increased price of fuel and other higher costs, reduced CSX’s profit in 2003.

      In addition to reviewing various financial measures, CSX management uses non-financial indicators to monitor performance and operating efficiency of its network. Those include:

			% Improvement
Key Non-Financial Performance Indicators	2003	2002	(Decline)

Personal Injury Frequency Index (Per 100 Employees)	2.20	1.98	(11)%
FRA Train Accidents Frequency (Per Million Train Miles)	4.37	3.34	(31)
Average Velocity, All Trains (Miles Per Hour)	21.1	22.5	(6)
Average System Dwell Time (Hours)	25.3	23.2	(9)
Average Total Cars-On-Line	229,926	229,609	—
On-Time Originations	62.0%	76.4%	(19)
On-Time Arrivals	56.9%	76.9%	(26)
Average Recrews (Per Day)	50	26	(92)%

      The decline in these non-financial performance measures contributed to higher operating expenses and resulted in a higher operating ratio for Surface Transportation, which increased to 91.2% in 2003 from 86.1% in 2002. The number of injuries per 100 employees increased by 11%, while the number of FRA-reportable train accidents per million train miles showed a 31% increase from 2002 to 2003. Average train velocity, which is a measure of efficiency, decreased 6% from 22.5 miles per hour in 2002 to 21.1 miles per hour in 2003. The average system dwell time, which measures the amount of time between car arrival and departure from yards, increased 9% from 2002 to 2003. The percent of scheduled trains departing the origin station at or prior to the scheduled departure time and the percent of scheduled trains arriving at the destination station within two hours of the scheduled arrival time both showed year-over-year declines. The number of relief crews called per day on average, which is an indicator of efficiency in the use of crews, showed the largest percent decline, increasing from 26 to 50.

      CSX management is taking steps to identify the source of operating inefficiencies and reduce operating expenses. Management also is evaluating ways to restore the network operating efficiency, while maintaining volume. This includes reducing both gross ton-miles and the number of times a railcar is handled, or switched, en route to its final destination. Because American industry has changed significantly in recent years. Management believes there are portions of CSX’s non-core network that could be more efficiently used by third parties. The Company is currently evaluating the lease or sale of up to 3,000 miles of its non-core network. This would allow CSX to return approximately 50 locomotives to the core network, reduce capital outlays and decrease operating expenses.

      These changes will allow for and require organizational improvements. CSX is undertaking a major management restructuring that began in November 2003 and is expected to conclude near the end of the first quarter of 2004. Management believes that the conveyance of CSX Lines in February of 2003 and the resolution of the disputes with Maersk relating to the 1999 sale of the international container shipping assets will allow management to focus on its core surface transportation segment.

International Terminals

      CSX World Terminals’ (“CSXWT”) Hong Kong terminal accounted for approximately 67% of CSXWT’s revenues and 62% of operating income in 2003. The Hong Kong terminal showed a year-over-year volume decrease of 7.2%, which corresponded with a 5.8% decrease in revenue versus 2002. Competitive pressures are rising as customers are shifting their traffic from facilities in Hong Kong to newly opened terminals in South China’s Guangdong region. This shift will also translate into reduced volumes and revenue. A significant customer of CSXWT announced that it would terminate its marine terminal services contract during the first quarter of 2004. This is expected to negatively impact CSXWT’s 2004 operating income by approximately $29 million and cash flow by approximately $21 million. In December 2004, another contract is scheduled to expire. Negotiations are in process to maintain this contract, but if negotiations are unsuccessful, 2005 operating income may be negatively impacted by $20 million. CSXWT expects that it will be able to replace all or substantially all of the lost volume with new customers representing long and short-term commercial commitments. However, due to the increased competitive pressures, it is possible that the profit margins achieved in the past will not be realized in the near term.

      Recognizing its need to diversify beyond the Hong Kong terminal, CSXWT has been expanding its capacity and market reach. During 2003, CSX’s minority owned terminal operation located in the Shandong Province of the People’s Republic of China commenced operations. CSXWT has also completed the first phase of its terminal construction in Caucedo, which is located in the Dominican Republic. The Caucedo terminal company is an unconsolidated entity of CSXWT that began operations in December 2003. In response to competition in the South China Guangdong region, CSXWT has initiatives in process to maintain and improve its productivity standards.

      In addition to volume, CSXWT monitors terminal productivity or lifts per hour. For the years ended December 26, 2003 and December 27, 2002, lifts per hour for some of the main terminals was as follows:

		Lifts Per Hour
	Port’s %
	of CSXWT			% Improvement
Terminal	Operating Income	2003	2002	(Decline)

Hong Kong, China	62%	40.4	39.1	3%
Adelaide, Australia	5%	22.3	21.6	3%
Germershiem, Germany	5%	23.7	25.2	(6)%
Rio Haina, Dominican Republic	5%	25.8	26.1	(1)%

      Overall, terminal productivity remained relatively stable in 2003 compared to 2002.

Financial Results of Operations

Consolidated Results

      CSX follows a 52/53-week fiscal reporting calendar. Fiscal years 2003 and 2002 consisted of 52 weeks ending on December 26, 2003 and December 27, 2002, respectively.

2003 vs. 2002

Operating Revenue

      Operating revenue decreased $359 million for the year ended December 26, 2003 to $7.8 billion, compared to $8.2 billion for the prior year. A $627 million decline in consolidated revenue resulted from a reduction of revenue in the domestic container-shipping segment as a majority of CSX’s interest in CSX Lines was conveyed during the first quarter of 2003 (See Note 3, Divestitures). Excluding revenue from this conveyance, revenue increased $268 million primarily due to an increase in Surface Transportation revenue.

Operating Income

      Operating income for the year ended December 26, 2003 was down $501 million to $626 million, compared to $1.1 billion in the prior year. The prior year included $38 million of operating income of CSX Lines, which was conveyed to a new venture formed with the Carlyle Group in the first quarter of 2003. Excluding operating income from this conveyance, 2003 operating income decreased $463 million.

      The decrease in operating income is primarily the result of two charges taken during 2003 totaling $340 million. The Company recorded a $232 million charge in conjunction with the change in estimate for casualty reserves, which is reflected in operating expense as “Provision for Casualty Claims” (See Note 10, Casualty, Environmental and Other Reserves). Also, CSX entered into two settlement agreements, which together resolve all material outstanding disputes with Maersk. This decreased the Company’s operating income by $108 million, and is reflected in operating expense as the additional loss on sale of international container-shipping assets (See Note 18, Commitments and Contingencies).

      The Company also recorded $34 million pretax as the initial charge for separation expenses related to the management restructuring announced in November 2003. In addition, the Company recorded a credit of $22 million pretax related to revised estimates for railroad retirement taxes and the amount of benefits that will ultimately be paid to individuals under the $1.3 billion charges for separation plans initially recorded in 1991 and 1992. For the year, the Company has recorded a net restructuring charge of $22 million that includes these items and additional separation charges that were included in the third quarter results. (See Note 4, Restructuring).

      Materials, supplies and other expenses decreased $62 million, or 4%, year-over-year, as a result of the conveyance of most of the Company’s interest in its domestic container-shipping subsidiary, CSX Lines. Excluding the $244 million of expenses of CSX Lines, materials, supplies and other increased $193 million year-over-year. Approximately $80 million of this increase relates to increased costs for personal injuries and safety issues. An additional $20 million of the expense deterioration is due to increased cost of derailments. The remaining increase results from volume increases, inflationary effects and general operational inefficiencies, as reflected by the decline in the non-financial performance indicators.

      Fuel expense for Surface Transportation operations increased $117 million in 2003, as compared to the prior year. The expense increase is primarily due to $102 million in fuel price increases, while increased volumes were also a factor. The average price per gallon of fuel was 96 cents per gallon for 2003 compared to 78 cents per gallon for 2002. In order to minimize future exposure to fuel price fluctuation risk, during 2003 the Company entered into a series of swaps in order to fix the price on a portion of its estimated future fuel purchases. As of December 26, 2003, 18% and 21% of 2004 and 2005, respectively, estimated fuel purchases were hedged. Fuel swaps did not have an effect on fuel expense for the year ended December 26, 2003.

      Favorably impacting expense was the absence of a management bonus at its Surface Transportation companies in 2003, as approximately $45 million of such expense was recorded in 2002.

Other Income

      Other income increased $16 million to $57 million for the year ended December 26, 2003, compared to $41 million for the prior year. A decrease in discounts on sales of accounts receivable due to the discontinuance of this program and a loss on sale in 2002 that did not recur in 2003 had a favorable impact, but were partially offset by lower interest income and reduced real estate gains.

Interest Expense

      Interest expense decreased $27 million for the year ended December 26, 2003 as compared to the prior year. Lower interest rates on floating rate debt and the favorable impact of interest rate swaps (see Note 12, Derivative Financial Instruments) continued to benefit the Company.

Net Earnings

      Net earnings were $246 million, or $1.14 per share, for the year ended December 26, 2003, compared to $424 million, or $1.99 per share for the prior year.

      The year ended December 26, 2003 included an after-tax cumulative effect of accounting change benefit of $57 million, 26 cents per share, related to the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” while the year ended December 27, 2002 included an after-tax cumulative effect of accounting change charge of $43 million, 20 cents per share, related to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”

      Earnings before the cumulative effect of accounting changes were $189 million and $467 million for the years ended December 26, 2003 and December 27, 2002, respectively. The $278 million year-over-year decrease in net earnings primarily results from a $145 million after-tax charge to increase the Company’s provision for casualty reserves, a $67 million after-tax charge to record the loss on sale of international container-shipping assets and a $21 million after-tax charge to record amounts associated with the management restructuring.

      The remaining decrease results from the decline in operating income as discussed above, somewhat offset by the favorable impact of decreased interest expenses and income taxes.

2002 vs. 2001

Operating Revenue

      Fiscal year 2001 consisted of 52 weeks ending on December 28, 2001. Operating revenue of $8.2 billion in 2002 was slightly higher than 2001, resulting mainly from an increase in revenues at the Company’s domestic container-shipping unit, CSX Lines, which offset a small decrease at the Company’s Surface Transportation units.

Operating Income

      Operating expense of $7.0 billion in 2002 was 2% lower due mainly to lower fuel and labor costs at the Company’s Surface Transportation business. The effect on 2001 of the $60 million New Orleans litigation settlement contributed to the favorable year-to-year comparison.

Other Income

      Other income was up $32 million in 2002 as compared to 2001, due mainly to reduced losses relating to equity investments and other favorable miscellaneous items, offset by lower interest income.

Interest Expense

      Interest expense was reduced by $73 million in 2002 as compared to 2001, due to refinancing fixed-rate maturities at lower interest rates, and to a greater percentage of outstanding debt during 2002 bearing a floating rate of interest through the use of interest rate swap agreements.

Net Earnings

      The Company reported net earnings for 2002 of $424 million, $1.99 per share, compared to $293 million, $1.38 per share in 2001. Results for 2002 include the write-down of indefinite lived intangible assets as a cumulative effect of accounting change, which reduced net earnings $43 million after tax. Results for 2001 include a provision to account for the settlement of the New Orleans tank car fire litigation, which reduced net earnings by $37 million after tax. Excluding the cumulative effect of the accounting change and the New Orleans litigation provision, net earnings were $467 million for 2002, compared with $330 million for 2001. This increase is the result of increased operating income on a consolidated basis of $110 million (excluding the pretax charge of $60 million in 2001 for the New Orleans litigation provision), higher other income of $32 million and lower interest expense of $73 million.

      The following tables provide a detail of operating revenue and expense by segment:

			Surface	International	Eliminations/
	Rail	Intermodal	Transportation	Terminals	Other(2)	Total

	(Dollars in Millions) (Unaudited)(1)
Fiscal Year Ended December 26, 2003

Operating Revenue	$6,182	$1,257	$7,439	$226	$128	$7,793
Operating Expense
Labor and Fringe	2,555	73	2,628	51	61	2,740
Materials, Supplies and Other	1,329	201	1,530	76	56	1,662
Conrail Rents, Fees & Services	342	—	342	—	—	342
Building and Equipment Rent	418	144	562	8	(4)	566
Inland Transportation	(399)	697	298	6	16	320
Depreciation	579	32	611	9	9	629
Fuel	566	—	566	—	15	581
Miscellaneous	—	—	—	7	(42)	(35)
Provision for Casualty Claims(3)	229	—	229	—	3	232
Additional Loss on Sale(4)	—	—	—	—	108	108
Restructuring Charge — Net(5)	22	—	22	—	—	22

Total Operating Expense	5,641	1,147	6,788	157	222	7,167

Operating Income (Loss)	$541	$110	$651	$69	$(94)	$626

Operating Ratio	91.2%	91.2%	91.2%	69.5%
Employment — Annual Averages	32,892	1,119	34,011	1,016
Property Additions	974	47	1,021	9

			Surface	International	Eliminations/
	Rail	Intermodal	Transportation	Terminals	Other(2)	Total

	(Dollars in Millions) (Unaudited)(1)
Fiscal Year Ended December 27, 2002

Operating Revenue	$6,003	$1,180	$7,183	$236	$733	$8,152
Operating Expense
Labor and Fringe	2,530	67	2,597	57	232	2,886
Materials, Supplies and Other	1,212	179	1,391	77	256	1,724
Conrail Rents, Fees & Services	322	—	322	—	—	322
Building and Equipment Rent	425	131	556	9	36	601
Inland Transportation	(365)	633	268	7	95	370
Depreciation	576	29	605	9	24	638
Fuel	449	—	449	—	66	515
Miscellaneous	—	—	—	8	(39)	(31)

Total Operating Expense	5,149	1,039	6,188	167	670	7,025

Operating Income	$854	$141	$995	$69	$63	$1,127

Operating Ratio	85.8%	88.1%	86.1%	70.8%
Employment — Annual Averages	33,468	1,091	34,559	1,261
Property Additions	981	29	1,010	11
Fiscal Year Ended December 28, 2001

Operating Revenue	$6,082	$1,112	$7,194	$236	$680	$8,110
Operating Expense
Labor and Fringe	2,585	65	2,650	62	222	2,934
Materials, Supplies and Other	1,212	173	1,385	70	234	1,689
Conrail Rents, Fees & Services	336	—	336	—	—	336
Building and Equipment Rent	442	123	565	9	52	626
Inland Transportation	(371)	616	245	7	85	337
Depreciation	550	31	581	8	24	613
Fuel	525	—	525	—	60	585
New Orleans Litigation Provision(6)	60	—	60	—	—	60
Miscellaneous	—	—	—	9	(36)	(27)

Total Operating Expense	5,339	1,008	6,347	165	641	7,153

Operating Income	$743	$104	$847	$71	$39	$957

Operating Ratio	87.8%	90.6%	88.2%	69.9%
Employment — Annual Averages	35,014	1,116	36,130	1,305
Property Additions	848	12	860	19

(1)	Prior periods have been reclassified to conform to the current presentation.

(2)	Eliminations/Other consists of the following:

•	Charge incurred upon entering into settlement agreements with Maersk

•	Reclassification of International Terminals minority interest expense

•	Operations of CSX Lines and gain amortization

•	Expenses related to the 2003 retirement of the Company’s former Chairman and Chief Executive Officer

•	Other items

(3)	Represents 2003 charges recorded in connection with the Company’s change in estimating casualty reserves, which impacted Surface Transportation operating income by $229 million. (See Note 10, Casualty, Environmental and Other Reserves.)

(4)	Represents 2003 charges incurred upon entering into settlement agreements with Maersk. (See Note 18, Commitments and Contingencies.)

(5)	Includes the 2003 restructuring charge recorded in connection with the management restructuring and the favorable change in estimate of benefits to be paid under 1991 and 1992 separation plans. (See Note 4, Restructuring.)

(6)	Represents a 2001 charge to account for the settlement of the 1987 New Orleans tank car fire litigation. This charge reduced operating income by $60 million.

     Surface Transportation Results

      The following tables provide Surface Transportation carload and revenue data by service group and commodity:

          Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001

	Carloads			Revenue

	2003	2002	2001	2003	2002	2001

	(Thousands)			(Dollars in Millions)
Merchandise
Phosphates and Fertilizer	460	463	441	$329	$324	$306
Metals	348	319	320	435	401	395
Forest and Industrial	604	590	596	806	771	777
Agricultural and Food	457	452	467	660	648	661
Chemicals	544	542	540	993	964	937
Emerging Markets	476	424	435	471	398	384

Total Merchandise	2,889	2,790	2,799	3,694	3,506	3,460
Automotive	529	538	516	853	845	794
Coal, Coke and Iron Ore
Coal	1,570	1,574	1,722	1,543	1,529	1,671
Coke and Iron Ore	65	70	77	57	69	68

Total Coal, Coke and Iron Ore	1,635	1,644	1,799	1,600	1,598	1,739
Other	—	—	—	35	54	89

Total Rail	5,053	4,972	5,114	6,182	6,003	6,082

Intermodal
Domestic	1,060	982	901	784	696	625
International	1,170	1,137	1,103	469	476	470
Other	—	—	—	4	8	17

Total Intermodal	2,230	2,119	2,004	1,257	1,180	1,112

Total Surface Transportation	7,283	7,091	7,118	$7,439	$7,183	$7,194

     Rail

          2003 vs. 2002

          Operating Revenue

      CSX categorizes rail revenues in three main areas:

      1. Merchandise, which includes the following markets:

•	Phosphates and Fertilizers
•	Metals
•	Forest and Industrial
•	Agricultural and Food
•	Chemicals
•	Emerging Markets

      2. Automotive

      3. Coal, Coke and Iron Ore

          Merchandise Revenue

      Merchandise showed strength during 2003 with revenue up 5% on 4% volume growth. All markets showed year-over-year revenue improvement, and all except phosphates and fertilizers experienced increased volumes. Emerging markets realized the most improvement, with 18% revenue growth on 12% volume growth. Aggregates and cement traffic grew faster than average industry growth rates due to new industrial development and increased conversion of truck traffic to rail. Ammunition volumes increased throughout the year and strength continued in waste markets. The metals sector also showed strength in 2003. Revenue improved 8% on 9% volume growth, driven by strong global steel demand, particularly for scrap and sheet steel. Other factors contributing to improvement include strength in semi-finish metals and continued increases in modal conversions. Demand for building products, lumber and paper products resulted in an increase in forest and industrial revenue of 5% on 2% volume growth. The agricultural and food and chemical sectors also realized revenue increases, while volumes remained consistent with 2002. Phosphates and fertilizers revenues increased slightly year-over-year despite decreased volume, due to domestic phosphates and ammonia strength.

          Automotive Revenue

      Volume declined largely due to a 200,000 unit year-over-year decrease in North American light vehicle production. Haul extensions and price increases drove improvements in revenue per car.

          Coal, Coke and Iron Ore Revenue

      Coal, coke and iron ore volumes and revenue remained consistent with results in the prior year. Export moves were strong due to high European steam coal demand for electricity generation. Steel related traffic was weak throughout the year, but showed renewed strength during the fourth quarter due to consolidation in the steel industry and shifts in scrap metal demands that resulted in increased traffic and revenue for CSX. Utility revenue was favorable due to pricing initiatives and higher average length of haul. Improvements in these areas were offset by abnormally harsh winter weather during the first quarter which adversely affected lake loadings, as lakes were frozen.

          Operating Expense

      Total rail operating expenses increased $492 million, or 10% in 2003 as compared to 2002. Increases in most expense categories were somewhat offset by decreases in building and equipment rent.

      The primary component of the expense increase was a charge of $229 million recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries that could be received over the next seven years. This charge is reflected as “Provision for Casualty Claims” in the financial statements. (See Note 10, Casualty, Environmental and Other Reserves.)

      Labor and fringe expense remained relatively consistent year-over-year. The cost of labor inflation was offset by December-over-December reductions in staff of approximately 1,200 and the favorable impact of the absence of a management bonus in 2003, as approximately $45 million of such expense was recorded in 2002.

      Materials, supplies and other expenses increased $117 million, or 10%, year-over-year. One of the primary drivers was approximately $80 million of increased cost for personal injury and related safety issues. An additional $20 million of the expense deterioration is due to increased cost of derailments. Additionally, due to the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations,” as discussed below, depreciation expense has been decreased and materials, supplies and other increased to account for the discontinuation of the accrual of cross-tie removal as a component of depreciation expense. The remaining increase results from volume increases, inflationary effects and general operational inefficiencies.

      Conrail rents, fees & services expense increased $20 million in 2003, as compared to the prior year, as a result of increased usage of Shared Asset Areas, a contractual increase in the rental fee for Shared Area facilities, and a favorable tax adjustment in the prior year. (See Note 2, Investment In and Integrated Rail Operations With Conrail.)

      Building and equipment rent decreased $7 million in 2003 compared to the prior year principally as a result of reduced car rentals from other railroads.

      Inland transportation, which represents CSXI’s use of the CSXT rail networks, remained relatively consistent year-over-year. The offsetting expense associated with this amount is reflected in CSXI’s operating expense, and thus eliminates on a Surface Transportation level.

      Depreciation remained consistent year-over-year. The rail segment had capital additions of approximately $1 billion, but the additional depreciation was offset by the reduction in depreciation associated with the adoption of SFAS 143, “Accounting for Asset Retirement Obligations.” In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. The effect is to decrease depreciation expense and increase material, supplies and other expense.

      Fuel expense increased $117 million in 2003, as compared to the prior year. The expense increase is primarily due to $102 million in fuel price increases, while increased volumes were also a factor. The average price per gallon of fuel was 96 cents per gallon for 2003 compared to 78 cents per gallon for 2002. In order to minimize future exposure to fuel price fluctuation risk, during 2003 the Company entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases. As of December 26, 2003, 18% and 21% of 2004 and 2005, respectively, estimated fuel purchases were hedged. Fuel swaps did not have an effect on fuel expense for the year ended December 26, 2003.

      The net $22 million restructuring charge in 2003 represents the cost of CSX’s reorganization charges offset by reductions in 1991/1992 separation reserves. (See Note 4, Restructuring.)

          Operating Income

      Operating income decreased $313 million to $541 million in 2003, compared to $854 million in 2002 primarily due to the $229 million provision for casualty claims, the $22 million net restructuring charge and other expense increases as previously discussed. Excluding the provision for casualty claims and net restructuring charge, operating income would have been $792 million.

          2002 vs. 2001

          Operating Revenue

      Overall rail revenues were down $79 million to $6.0 billion in 2002, with increases in merchandise and automotive revenues being offset by lower coal revenues. CSX’s pricing programs and product mix helped overcome a 3% decrease in carloads in 2002.

          Merchandise Revenue

      Overall merchandise revenues were up 1%, or $47 million in 2002 over 2001. Improvements in phosphates and fertilizers, chemicals, emerging markets, metals and paper and forest products more than offset decreases in minerals, agricultural products and food and consumer products. Pricing programs and favorable mix helped the Company offset the effect of a small decrease in merchandise carloads in 2002 as compared to 2001.

          Automotive Revenue

      Automotive revenues improved 6%, or $51 million in 2002 as a result of yield improvement driven by favorable mix and extended linehauls. Year-over-year volume increases were driven by higher light truck production levels and aggressive manufacturer incentives that stimulated automobile sales during 2002.

          Coal, Coke and Iron Ore Revenue

      Coal revenues had a significant impact on the rail segment’s 2002 financial results. Coal revenue was down 9%, or $143 million from 2001’s strong performance due to reduced volumes. Export carloads were down significantly as a result of the reduced competitive standing of U.S. coal in the international market, while metallurgical and industrial markets were down in the second half of 2002.

          Other Revenue

      Other revenue decreased $35 million in 2002 as compared to 2001 primarily because there were lower fuel surcharges billed to customers.

          Operating Expense

      Total rail operating expenses decreased $190 million, or 4% in 2002 as compared to 2001. Reductions in most expense categories were somewhat offset by increases in depreciation and reduced intercompany volume with CSX Intermodal. Also, 2001 included $60 million relating to the New Orleans litigation settlement. Fuel costs decreased $76 million in 2002, of which $69 million is attributable to lower fuel prices. The net impact on operating income of reduced fuel price was $44 million since $25 million of fuel surcharge revenue was discontinued.

      Labor and fringe costs decreased $44 million year-over-year including savings from reductions in overall employment. These savings were offset by increased labor costs relating to cost of living wage increases. Employee count was approximately 950 lower at the end of 2002 as compared to 2001.

      Building and equipment costs were down $17 million mainly due to continued reduction in car hire as the railroad took cars offline and ran more efficiently.

      Conrail operating fees, rents and services decreased $14 million in 2002 as compared to 2001. Decreased costs in operating the shared asset areas, tax settlements, efficiency improvements and adjustments to reflect lower reserve requirements for car hire, overcharges, interline and other claims all reduced this expense.

      Materials, supplies and other costs at the rail unit were down $11 million in 2002, as compared to 2001, due to reduced transportation costs, fewer accidents and adjustments to estimated state and local tax liabilities to reflect actual assessments. These decreases were offset by higher legal fees and maintenance costs, and $40 million in favorable insurance settlements received in 2001 that were not repeated in 2002.

      Depreciation expense increased $26 million as compared to 2001, as a result of a higher depreciable asset base.

          Operating Income

      Rail operating income increased by $111 million to $854 million in 2002 as compared to 2001, due to operating expense decreases noted previously and the New Orleans litigation provision. Excluding the 2001 charge for the New Orleans litigation provision, operating income was up $51 million or 6% for the year.

     Intermodal

          2003 vs. 2002

      CSX Intermodal domestic revenue improved 13% on 8% volume increase due to increased unloading and loading (“transloading”) of international containers into domestic containers and new programs. Strength in truck brokerage continued due to the rollout of the new Pegasus information management system, which provides real-time information regarding driver availability and location, service quality tracking and financial performance. The parcel sector also showed year-over-year strength. International strength in general import growth was partially offset by continued international import/export diversions of freight carried entirely via water routes from west coast ports to east coast ports. These diversions have resulted in volume declines, shorter hauls and lower per-unit revenue.

      Intermodal operating expense increased $108 million compared to the prior year. The increase is due primarily to traffic mix and inflationary factors. Additionally, the Company recognized a $15 million positive contract settlement in 2002. Operating income decreased to $110 million in 2003, compared to $141 million in the prior year.

          2002 vs. 2001

      CSXI reported operating revenue of $1.2 billion in 2002, as compared to $1.1 billion in 2001. The increase was primarily due to continued success in efforts to convert truck traffic onto the intermodal network.

      CSXI operating expense increased $31 million in 2002. This increase was the result of $32 million in higher inland transportation costs due to increased volumes handled during 2002. Also, due to volume increases, building and equipment rent increased $8 million, and materials, supplies and other increased $6 million. The increase was partially offset by a $15 million positive contract settlement. Other costs were relatively flat year-over-year.

      CSXI operating income was up $37 million in 2002 as compared to 2001, due to the $68 million increase in revenues, offset by a $31 million increase in operating expenses. These results were also impacted by the $15 million positive contract settlement noted above.

     International Terminals

          2003 vs. 2002

      CSXWT’s revenue decreased $10 million, or 4% to $226 million for 2003, compared to $236 million in the prior year, primarily due to weakness in the Hong Kong market. Expense decreased to $157 million for the year, compared to $167 million for 2002, partially attributable to reduced labor and fringe costs associated with reduced volume at its Hong Kong operations and a $6 million gain related to the divestiture of a portion of the Caucedo terminal ownership interest, which offset other miscellaneous expenses in 2002. Operating income remained consistent at $69 million in 2003 and 2002.

      During 2003, a significant customer of CSXWT announced that it would terminate its marine terminal services contract during the first quarter of 2004. This is expected to negatively impact CSXWT’s 2004 operating income by approximately $29 million and cash flow by approximately $21 million. In December 2004, another contract is scheduled to expire. Negotiations are in process to maintain this contract, but if negotiations are unsuccessful, 2005 operating income may be negatively impacted by $20 million. CSXWT expects that it will be able to replace all or substantially all of the lost volume with new customers representing long and short-term commercial commitments. However, due to the increased competitive pressures, it is possible that the profit margins achieved in the past will not be realized in the near term. Under the provisions of FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” companies are required to review their assets for potential impairment losses if there are certain impairment indicators present. Given these indicators, the Company evaluated the undiscounted cash flows estimated to be generated by this terminal, whose long-lived assets are recorded at $59 million, and concluded that the forecasted future undiscounted cash flows exceeded the book value of the assets; therefore no impairment write-down is necessary at this time.

          2002 vs. 2001

      CSX World Terminals’ operating revenues were flat at $236 million in 2002 and 2001. Operating expenses were up $2 million in 2002 over 2001 due to lower earnings from equity investments. Miscellaneous operating expenses in 2002 and 2001 include $6 million and $3 million gains, respectively, from transactions relating to equity investments. Operating income was $69 million for 2002, a $2 million decrease from $71 million in 2001.

Liquidity and Capital Resources

     Operating Activities

      Cash provided by operations for 2003 was $804 million, compared to $1.1 billion for 2002, and $827 million in 2001. The $323 million decrease in 2003, as compared to the prior year, reflects the $380 million termination of the accounts receivable facility. (See Note 8, Accounts Receivable). Excluding that, cash provided by operating activities was slightly higher than 2002, at $1.2 billion. Real estate activities contributed $122 million to operating cash flow, as compared to $137 million provided in 2002.

      In 2002 cash provided from operations was $1.1 billion, a $300 million increase over 2001. Higher operating income, lower interest expense and significant cash flow relating to real estate activities contributed to the increase, while there was a $85 million negative effect attributable to the New Orleans tank car fire settlement payment.

     Investing Activities

      Net cash used by investing activities was $807 million in 2003 compared to $775 million in 2002 and $965 million in 2001. While 2003 capital expenditures approximated 2002 levels,

reduced proceeds from maturities of short-term investments led to the increase in cash used for investing activities. Proceeds of $214 million from the sale of CSX Lines in the first quarter of 2003 (See Note 3, Divestitures) helped to offset the impact of reduced short-term investment proceeds.

      Property additions totaled $1.1 billion in 2003 and 2002 and $930 million in 2001. The 2003 and 2002 increases over 2001 were related to replacement of cars and locomotives. Of Surface Transportation’s $1 billion in 2003 capital expenditures, substantially all related to replacing track, locomotives and other costs necessary to maintain the Company’s rail system. 2004 capital expenditures are expected to be approximately $1 billion.

     Financing Activities

      Financing activities provided cash of $172 million during 2003 and $15 million in 2001, compared to a $362 million use of cash during 2002. In 2003, net issuances of $419 million in long-term debt were principally used to repay short-term obligations incurred as a result of the termination of the Company’s accounts receivable sales program.

          Debt Issuances and Credit Facilities

      In December 2003, CSX executed a $75 million revolving loan facility that matures in 2005. Borrowings under the facility will bear interest at a rate that fluctuates with LIBOR. In addition, the Company pays an annual commitment fee of 0.15% for the period the facility is not drawn. This debt may be redeemed at any time after May 2004, with additional borrowings allowed through the maturity of the facility. As of December 26, 2003, the Company had $75 million in aggregate principal amount outstanding under this borrowing.

      In November 2003, CSX issued $200 million aggregate principal amount of the Company’s Notes due 2014 and $200 million aggregate principal amount of the Company’s Notes due 2006. The 2014 Notes bear interest at the rate of 5.30% per year and mature on February 15, 2014. The 2006 Notes bear interest at the rate of 2.75% per year and mature on February 15, 2006. The 2014 Notes may be redeemed by the Company at any time, but the 2006 Notes cannot be redeemed before maturity.

      In August 2003, the Company issued $300 million aggregate principal amount Notes due 2013. These Notes bear interest at the rate of 5.50% and mature on August 1, 2013. The Notes may be redeemed by the Company at any time.

      CSX increased its borrowings from Conrail by approximately $144 million year-over-year in 2003 in addition to the $146 million increase in 2002. Also, during 2002 the Conrail note was extended to a five year term.

      During 2002, CSX issued $200 million of 4.88% notes due in 2009 and $400 million of 6.30% notes due in 2012.

      The Company has a $1 billion five-year revolving credit facility and a $345 million 364-day revolving credit facility. Generally, these facilities may be used to support the Company’s commercial paper, working capital and other general corporate purposes. Under the 364-day facility, the Company pays an annual fee to the participating banks of .125% of total commitment. Under the five-year facility, the Company pays annual fees to the participating banks that may range from 0.08% to 0.23% of total commitment, depending on the Company’s credit rating. As of December 26, 2003, the Company had no borrowings outstanding under these facilities and there were no commercial paper borrowings outstanding. CSX had commercial paper borrowings supported by these credit facilities of approximately $140 million at the end of 2002.

Debt Repayments

      CSX repaid long-term debt of $500 million in 2003, $1.2 billion in 2002, and $266 million in 2001. The Company also paid a net $141 million in short-term debt during 2003. The primary sources of 2003 repayments were the $214 million of proceeds from the conveyance of CSX Lines (see Note 3, Divestitures) and the issuance of new debt.

      Long-term and short-term debt at December 26, 2003 and December 27, 2002, totaled $7.3 billion and $7.1 billion, respectively. The ratio of debt to total capitalization was 51% at the end of 2003, and 52% at the end of 2002 and 2001.

Convertible Debentures

      In October 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the “debentures”) due October 30, 2021 for an initial offering price of approximately $462 million. At December 26, 2003 and December 27, 2002, outstanding debentures are included in long-term debt, at a carrying value of $447 million and $467 million, respectively. These debentures accrete (increase) in value at a yield to maturity of 1% per year. The accretion rate may be reset on October 30, 2007, October 30, 2011, and October 30, 2016 to a rate based on five-year United States Treasury Notes minus 2.8%. In no event, however, will the yield to maturity be reset below 1% or above 3% per annum. Accretion in value on the debentures is recorded for each period, but will not be paid prior to maturity.

      Under the terms of the debentures, holders had the option to require the Company to purchase their debentures at a purchase price equal to the accreted value of the debentures in October 2003. CSX purchased $15 million aggregate principal amount at maturity of the debentures at an aggregate cost of $13 million. In November 2003, the Company made a one-time cash payment of $23.00 per $1,000 aggregate principal amount at maturity to holders who did not require the Company to purchase their debentures. This resulted in a $13 million cash payment, which will be amortized over the remaining term of the debentures. In addition, the terms of the debentures were amended to permit holders to cause the Company to purchase the debentures on October 30, 2005, at their accreted value of $852.48 per $1,000 principal amount at maturity, in addition to the purchase dates provided under the terms of the debentures. Similarly, the debentures allow holders to require the Company to purchase their debentures in October 2006, October 2008, October 2011, and October 2016, at a purchase price equal to the accreted value of the debentures. In 2005, 2006 and 2008, CSX may elect to pay the purchase price in cash and/or shares of common stock, while CSX may pay the purchase price only in cash on the last two purchase dates. CSX may redeem the debentures for cash at any time on or after October 30, 2008, at a redemption price equal to the accreted value of the debentures.

      Holders may convert debentures into CSX common stock if certain requirements defined in the debentures and the related indenture are met. Holders may convert if the closing sale price of CSX common stock for at least 20 of the 30 preceding trading days is more than the applicable percentage (which is initially 120% and will decline over the life of the debentures to 110%) of the accreted conversion price per share of the Company’s common stock. The “accreted conversion price” per share of common stock is the quotient of the accreted value of a debenture divided by the number of shares of common stock issuable upon conversion of that debenture. Holders may also convert if the Company’s senior long-term unsecured credit ratings are downgraded by Moody’s Investors Service Inc. to below Ba1 and by Standard & Poor’s Rating Services to below BB+, if the debentures have been called for redemption, if the Company makes specified distributions to holders of CSX common stock, or if the company is a party to specified consolidations, mergers, or transfers or leases of all or substantially all of the Company’s assets. For each debenture surrendered for conversion, a holder will initially receive 17.75 shares of CSX common stock, which is equivalent to an initial conversion price of $46.16 per share. The initial conversion rate will be adjusted for reasons specified in the indenture, but will not be adjusted for accretion. Instead, accretion on the debentures will be deemed paid by the common stock received by the holder on conversion.

Shelf Registration Statements

      CSX has $600 million of remaining capacity under a shelf registration that may be used, subject to market conditions, to issue debt or other securities at the Company’s discretion. The Company presently intends to use the proceeds from the sale of any securities issued under its shelf registration statements to finance cash requirements, including refinancing existing debt as it matures. While the Company seeks to give itself flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit the Company to sell such securities on acceptable terms at any given time, or at all.

Dividends

      In mid-year 2001, the board of directors announced that the regular quarterly dividend payable would be reduced to 10 cents per share. CSX had paid a regular quarterly dividend of 30 cents per share since the fourth quarter of 1997 and did so through June of 2001. Dividends paid in 2003, 2002 and 2001 were as follows:

	2003	2002	2001

Dividend Per Share	$0.40	$0.40	$0.80
Total Cash Paid for Dividends (In Millions)	$86	$86	$171

Working Capital

      The Company’s working capital deficit at December 26, 2003, was $307 million, as compared to $665 million at December 27, 2002. A working capital deficit is not unusual for the Company and other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

Credit Ratings

      As of December 26, 2003, CSX Corporation’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and by Moody’s Investor Service, respectively. In the event CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, the Company’s drawn and undrawn borrowing costs under the $1.0 billion and $345 million revolving credit facilities would not materially increase. However, at year-end 2003, the Company had no borrowings outstanding under these credit facilities. The Company’s short-term commercial paper program is rated A-2 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. Should these ratings decline to A-3 and P-3, the company’s cost and access to the commercial paper markets could be adversely affected. At year-end 2003, the Company had no commercial paper borrowings outstanding.

Schedule of Contractual Obligations and Commercial Commitments

      The following table sets forth maturities of the Company’s contractual obligations:

Type of Obligation	2004	2005	2006	2007	2008	Thereafter	Total

			(Millions of Dollars)
Long-term Debt (see Note 11)(a)	$426	$247	$598	$1,080	$615	$4,291	$7,257
Operating Leases — Net (see Note 18)(b)	150	138	112	117	98	516	1,131
Agreements with Conrail (see Note 2)(c)	260	247	236	229	224	3,118	4,314
Purchase Obligations (see Note 18)(d)	132	138	166	171	171	1,866	2,644

Total Contractual Obligations	$968	$770	$1,112	$1,597	$1,108	$9,791	$15,346

      The following table sets forth the maturities of the Company’s other commitments:

Type of Commitment	2004	2005	2006	2007	2008	Thereafter	Total

Unused Lines of Credit (see Note 11)	$345	$—	$1,000	$—	$—	$—	$1,345
Guarantees (see Note 18)(e)	140	122	98	140	102	240	842
Other	99	14	8	—	—	36	157

Total Other Commitments	$584	$136	$1,106	$140	$102	$276	$2,344

(a)	The fair market value of the interest rate swap agreements of $55 million, which is included in long-term debt on the balance sheet, is not included on the debt maturity schedule. Capital leases of $206 million are included in long-term debt.

(b)	CSX has entered into various operating lease agreements primarily for rail transportation equipment.

(c)	Agreements with Conrail represents commitments to pay Conrail per various agreements.

(d)	Commercial commitments consists of a $2.6 billion maintenance program which expires in 2026 relating to CSX’s fleet of locomotives. This program replaced an internal maintenance program.

(e)	Approximately $440 million of these guarantees relate to certain lease obligations that CSX remains contingently liable for that were assumed by Maersk. Accordingly, CSX has collateral liens on the assets relating to these leases and indemnities provided by Maersk that it will fulfill the commitments. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities relating to these obligations. Approximately $97 million relates to construction and cash deficiency support guarantees at one of the Company’s equity investments. CSX guarantees approximately $300 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines.

Off-Balance Sheet Arrangements

      There are no off-balance sheet arrangements, except as noted above, that are reasonably likely to have an effect on our financial condition or results of operations.

Market Risk

      CSX addresses market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

      The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. As of December 26, 2003, the Company had various interest rate swap agreements on $1.3 billion of its outstanding notes payable. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $13 million on an annual basis.

      During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of December 26, 2003, CSX has hedged approximately 18% and 21% of expected requirements for 2004 and 2005, respectively. The Company expects that by the end of 2004 the programs will result in an increase in the amount of fuel hedged to approximately 76% of 2005 annual purchases. At December 26, 2003, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $1 million. The Company is subject to risk relating to changes in the price of diesel fuel. At the end of 2003, the Company had not entered into any long-term commitments for forward fuel purchases. The Company’s rail unit average annual fuel consumption is approximately 570 million gallons. A one-cent change in the price per gallon of fuel would impact fuel expense by approximately $6 million.

      The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

      Exclusive of derivative contracts that swap fixed rate notes to floating interest rates, at December 26, 2003 and December 27, 2002, CSX had approximately $714 million and $709 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would on average effect annual interest expense by approximately $7 million.

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

Investment In and Integrated Rail Operations with Conrail

      See background, accounting and financial reporting effects and summary financial information in Note 2, Investment In and Integrated Rail Operations with Conrail.

Conrail’s Results of Operations

2003 vs. 2002

      Conrail Inc. (“Conrail”) reported net income of $203 million in 2003, which included a cumulative effect of accounting change benefit of $40 million. Excluding the cumulative effect of accounting change, net income was $163 million, as compared with $180 million in 2002. Operating revenues were up $25 million to $918 million from the prior year. However, operating expenses were up 6% to $659 million.

      In June 2003, CSX, Norfolk Southern Corporation (“NS”) and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSX Transportation Inc. (“CSXT”) and Norfolk Southern Railway (“NSR”) of their portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines LLC (“NYC”) and Pennsylvania Lines LLC (“PRR”). The ownership of NYC and PRR would be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Asset Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the IRS qualifying the transaction as a non-taxable disposition were received in November 2003. The transaction remains subject to a number of other conditions.

      If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in a 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also on a 42%/58% ratio, of CSXT and NSR. CSX will record the proposed transaction at fair value based on the results of an independent valuation of NYC, with any difference from carrying value resulting in a gain or loss. The Company can not predict the outcome of the valuation and the impact on the Company’s financial statements.

      CSX, NS and Conrail are working to complete the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities of NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Asset Areas.

2002 vs. 2001

      Conrail reported net income of $180 million in 2002, compared with $174 million in 2001. Operating revenues were down $10 million to $893 million in 2002, while operating expenses were favorable $16 million year-over-year. Lower costs in the Shared Asset Areas, tax settlements and lower reserve requirements for car hire, overcharges, interline and other claims helped improve 2002 results.

Financial Condition and Liquidity

      Conrail’s operating activities provided cash of $412 million in 2003, compared with $423 million in 2002 and $502 million in 2001. The decrease in cash provided by operations in 2003 is a result of decreased operating income. The decrease in cash provided by operations in 2002 compared to 2001 reflected large payments of casualty claims. Cash generated from operations is the principal source of liquidity and is primarily used for debt repayments and capital expenditures.

      Debt repayments totaled $57 million, $59 million and $61 million in 2003, 2002 and 2001, respectively. Capital expenditures were $35 million, $23 million and $47 million in 2003, 2002 and 2001, respectively. Total cash used for financing activities was $360 million, most of which results from an increase in the amount receivable from CSX and Norfolk Southern under their respective notes (See Note 2, Investment In and Integrated Rail Operations with Conrail).

      Conrail had working capital deficits of $22 million and $29 million at December 26, 2003 and December 27, 2002, respectively. A working capital deficit is not unusual for the Company and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

Divestitures

      In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed

Horizon Lines LLC (“Horizon”). Horizon has subleased equipment and/or assigned vessel leases from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee/ sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12-year sub-lease term. Approximately $9 million of this gain was recognized during 2003. The securities have a term of 7 years and a preferred return feature. During the third quarter, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon and now holds $48 million of securities.

Other Matters

  Matters Arising out of Sale of International Container-Shipping Assets

      In 2003, CSX finalized a settlement agreement with Maersk resolving all remaining material disputes pending directly between the two companies, consisting predominantly of two major disputes. The first dispute involved a post-closing working capital adjustment to the sale price for which the Company had recorded a receivable of approximately $70 million. The second dispute involved a claim of 425 million Dutch Guilders (approximately $180 million at then prevailing currency exchange rates) plus interest by Europe Container Terminals BV (“ECT”) alleging breaches of contract by the Company at the Rotterdam container terminal facility owned by ECT.

      Also in 2003, CSX entered into a final settlement agreement with Maersk allocating responsibility between the two companies for third party claims and litigation relating to the assets acquired by Maersk.

      The two settlements reduced the Company’s 2003 earnings by $108 million pretax, $67 million after tax. This charge is reflected in the financial statements as an additional loss on the sale of the international container-shipping assets. Neither settlement has a material impact on cash flows.

  Restructuring

      In November 2003, the Company announced a management restructuring plan to streamline the structure at a number of its companies, eliminate organizational layers and realign certain functions. The initiative will reduce the non-union workforce by 800 to 1,000 positions over the last quarter of 2003 and the first half of 2004. As of December 26, 2003, 20 employees have been terminated under this program. The Company recorded an initial charge related to this reduction of $34 million pretax, in 2003, to record the lowest amount of expense to be incurred under this program. The total estimated cost of the program is expected to be in the range of $60 million to $80 million. The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds.

      Also in 2003, the Company recorded a $10 million restructuring charge related to another workforce reduction program. Substantially all of this amount had been paid out at December 27, 2003.

      In 2003, the Company recorded a $22 million pretax credit related to a favorable change in estimate related to the 1991 and 1992 separation plans. These plans provided for workforce reductions, improvements in productivity and other cost reductions. The reduction in estimate for these plans results from lower railroad retirement taxes and other benefits than had been built into the initial $1.3 billion charge.

      A net $22 million restructuring charge was recorded representing the cost of the restructuring initiatives offset by reductions in 1991/1992 separation reserves. The associated expense is included in operating expense on the Income Statement as “Restructuring Charge — Net.”

Critical Accounting Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

1. Casualty, legal and environmental reserves

2. Pension and postretirement medical plan accounting

3. Depreciation policies for its assets under the group-life method

      These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis.

  1.     Casualty, Legal and Environmental Reserves

  Casualty Reserve Management

      Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim, and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury claims for the next seven years. During 2003, the Company retained third party professionals to work with it to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss. In conjunction with the change in estimate, in 2003 the Company recorded a charge of $206 million to increase its provision for these claims. Approximately $141 million of this amount relates to asbestos claims. Additionally, the provision for personal injury claims was increased by $26 million as a result of a change in estimate.

      Estimates for all of these claims are subject to significant uncertainty relating to the outcomes of negotiated settlements and other developments and are not suited to subjecting to a sensitivity analysis. As facts and circumstances change, the Company may have to change its estimates, and changes could have a material impact on the Company’s financial results. Events such as adverse verdicts, catastrophic accidents and legal settlements will cause the Company to revise its estimated liabilities, which the Company reviews and appropriately adjusts quarterly. Personal and occupational injury liabilities amount to $864 million and $605 million at December 26, 2003 and December 27, 2002, respectively. (See Note 10, Casualty, Environmental and Other Reserves).

  Legal Reserves

      In accordance with SFAS 5, “Accounting for Contingencies,” an accrual for a loss contingency is established if information available prior to issuance of the financial statements indicates that it is (1) probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of loss can be reasonably estimated. If no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency is made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred. The Company evaluates all exposures relating to legal liabilities on an ongoing basis and records reserves when appropriate under the guidance noted above.

      In 2003, CSX finalized a settlement agreement with Maersk resolving all remaining material disputes pending directly between the two companies, consisting predominantly of two major disputes. The two settlements reduced the Company’s 2003 earnings by $108 million pretax, $67 million after tax. This charge is reflected in the financial statements as an additional loss on the sale of the international container-shipping assets. Neither settlement has a material impact on cash flows.

      In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company.

      The Company increased a reserve in 2001 to account for the impact of the negotiated settlement of the New Orleans tank car fire. This negotiation resulted in the Company recording an additional charge of $60 million pretax, $37 million after tax in 2001.

  Environmental Management

      CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 260 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

      At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including:

•	the type of cleanup required,

•	the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site),

•	the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors),

•	the accuracy and strength of evidence connecting CSXT to the location,

•	and the number, connection, and financial viability of other named and unnamed PRP’s at the location.

      Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 26, 2003, and December 27, 2002 were $45 million and

$35 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. During 2003, the Company increased its estimate for environmental liabilities by a net $10 million due to continuing evaluation of the adequacy of the reserve. The majority of the December 26, 2003 environmental liability is expected to be paid out over the next seven years.

      The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Also, changes in federal and state laws and regulations may impact, favorably or unfavorably, the effort required to remediate sites. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

  2.     Pension and Postretirement Medical Plan Accounting

      The Company sponsors defined benefit pension plans, principally for salaried personnel. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. In addition to the defined benefit pension plans, the Company sponsors three plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plans are contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory. The benefit obligation for these plans represents the liability of the Company for current and retired employees and is affected primarily by the following:

1. Service cost (benefits attributed to employee service during the period)

2. Interest cost (interest on the liability due to the passage of time)

3. Actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions)

4. Benefits paid to participants

      Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The pension plans are funded at not less than the minimum funding standards set forth in the Employee Retirement Income Security Act of 1974. Plan assets consist primarily of common stocks, corporate bonds and cash and cash equivalents. The Company funds the cost of the postretirement medical and life insurance benefits on a pay-as-you-go basis. The accounting for these plans is subject to the guidance provided in SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Both of these statements require that management make certain assumptions relating to the following:

1. Long-term rate of return of plan assets

2. Discount rates used to measure future obligations and interest expense

3. Salary scale inflation rates

4. Health care cost trend rates and other assumptions

      All of these assumptions and estimates can have a significant impact on the Company’s accounting for these plans and the amount of expense recorded in a reporting period. These assumptions are made as of the beginning of the year. The Company uses a plan year of Oct. 1 through Sept. 30 to value its pension and postretirement plans on an actuarial basis. As permitted by SFAS 87, the Company has elected to use this fiscal year as it provides for more timely analysis. The Company engages third-party actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects for its plans. The Company reviews its actuarial assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when appropriate. Additionally, as CSX expects a curtailment (event that impacts the future service, and therefore benefits, to be earned by employees under the plan), to occur in the first quarter of 2004 as a result of the Management Restructuring, and accordingly, will review actuarial assumptions as required by SFAS 88 and SFAS 106. The impact of the curtailment is expected to be immaterial. Currently, the Company does not expect any significant changes to its assumptions.

  Long-term Rate of Return on Plan Assets

      The expected return on the Company’s pension plan assets is based on the Company’s expectation of the long-term average rate of return on assets in the pension funds (based on a composite yield of AA-rated corporate bonds), which is reflective of the current and projected asset mix of the funds. As this estimate is long-term, it is not adjusted as frequently as other assumptions used in pension accounting. However, the impact of the last few years’ overall market returns did cause CSX to reevaluate the rate used in calculating its liability at September 30, 2002 (the end of the measurement period for 2002) and adjust it from 9.5% to 8.9%. This change will increase the amount of pension expense reported in future periods. The Company evaluated the investment performance during 2003 as well as future expectations and determined that an adjustment to the long-term rate of return is not warranted. CSX will continue to evaluate its performance on an ongoing basis and if appropriate will adjust the long-term rate of return. A 1% change in the rate of return assumption would change pension expense by $15 million.

  Discount Rates

      Discount rates are based on comparable rates for long-term liabilities that reflect a similar time horizon to payments that the Company will make for pension and postretirement medical payments. These rates are analyzed every year and adjusted accordingly. As such, management has minimal discretion with respect to the discount rates used. The discount rate impacts the amount of liability recorded and also the amount of the interest expense component of pension and postretirement expense. CSX’s assumed discount rates used in calculating the liability at September 30, 2003 and September 30, 2002, respectively, were 6.0% and 6.5% for the pension liabilities and 5.0% and 5.5% for postretirement medical benefits. The difference between the rate used for pension vs. postretirement is due to the different time horizon of future payments.

  Salary Scale Inflation

      Salary scale inflation rates are based on current trends and historical data accumulated by the Company. The Company reviews this assumption on a regular basis and makes adjustments when appropriate. CSX lowered this rate from 4.5% in 2001 to 3.3% for 2002 and 2003.

  Health Care Cost Trend Rates

      The health care cost trend rate is based on current trends and historical data. Due to the increasing costs of providing health care benefits, the Company increased the inflation assumption for health care costs for the 2002 year. No changes were deemed necessary to the health care cost trend rate in 2003. The current assumed rate is 11% decreasing gradually until reaching 4.5% in 2012. A 1% change in the health care cost trend rate assumption would effect expense by $2 million.

     Summary Pension Assumptions

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

	(Dollars in Millions)
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.90%	9.50%	n/a	n/a
Benefit Obligation at End of Plan Year	8.90%	8.90%	n/a	n/a
Discount Rates:
Benefit Cost for Plan Year	6.50%	7.25%	5.50%	7.25%
Benefit Obligation at End of Plan Year	6.00%	6.50%	5.00%	5.50%
Salary Scale Inflation	3.30%	3.30%	3.30%	3.30%

     Other Assumptions Relating to Pensions and Postretirement Benefits

      The calculations made by the actuaries also include assumptions relating to mortality rates, turnover, and retirement age. These assumptions are based on historical data and are approved by management. As a result of changes in assumptions for fiscal year 2004, net periodic pension benefit cost and postretirement benefit costs for 2004 are expected to increase approximately $7 million.

      In December 2003, the President of the United States signed into law the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”), which introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. SFAS 106 requires that changes in the law that take effect in the future and affect future benefit coverage shall be considered in current-period benefit measurements. However, as significant uncertainties exist for how to account for the subsidy a plan sponsor may not have sufficient information available to measure effects of the Act, prepare related actuarial valuations, and ensure proper accounting. Therefore, FASB has issued staff position No. FAS 106-1 which allows a plan sponsor to elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur. When the guidance is issued, it may cause CSX to revise previously reported information. CSX is currently evaluating how this legislation may impact its postretirement benefit plans. (See Note 17, “Employee Benefit Plans.”)

     3.     Depreciation Policies Under the Group-Life Method

      The Company accounts for its rail assets, including main-line track, locomotives and freight cars, using the group-life method. This method pools similar assets by road and equipment type and then depreciates each group as a whole. These assets represent 94% of the Company’s total fixed assets and amounted to $12.9 billion on a net basis at December 26, 2003. Under the group-life method, the useful lives of rail assets are determined by the performance of a life-study which includes:

•	statistical analysis of historical retirements for each group of property

•	evaluation of the current operations

•	previous assessment of the condition of the assets and outlook for their continued use

•	comparison of assets to the same asset groups with other companies.

      The results of the life study process determine the service lives for each asset group. These studies are conducted by a third party expert and analyzed by the Company’s management. Changes in asset lives due to the results of the life studies could significantly impact future periods depreciation expense and thus the Company’s results of operations. Events that could cause the Company to change its estimates relating to the lives of its asset groups could be changes in historical results, technological improvements and changes in specific assets. In 2003, the Company completed life studies for all of its rail assets. The effect of theses studies was to increase the average useful lives on its equipment and track assets, while decreasing the average useful lives on many of the roadway assets. These changes in average useful lives of the assets will have minimal net reduction on depreciation expense in the future. As a result, the net increase in depreciation expense was $1 million in 2003, while the impact will be a decrease of approximately $13 million in 2004 and thereafter.

      Additionally, with the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” in 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million annually.

      In 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants voted to approve the Statement of Position (SOP) Accounting for Certain Costs and Activities related to Property, Plant and Equipment and presented it to the Financial Accounting Standards Board (FASB) for approval. If the FASB causes the SOP to be applicable, certain costs and activities that are currently capitalized may require immediate recognition and alternatively, some costs and activities that are currently expensed may require capitalization. In addition, the SOP will require additional refinement in asset componentization, potentially altering the amount of depreciation expense recognized. While the Company is evaluating the proposal, it has not yet determined what effect it may have if passed by the FASB. However, the effect could be material.

New Accounting Pronouncements and Change In Accounting Policy

      SFAS 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. As noted above, with the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million annually.

      SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 15, Stock Plans.)

      In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46 was issued, to clarify some of the provisions of, and to exempt certain entities from Interpretation 46 requirements. Under the new guidance, CSX will consolidate Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Presently, FRT is accounted for under the equity method of accounting. The adoption of Interpretation No. 46 will not have a material impact on results of operations in future reporting periods.

      In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that certain guarantees be recorded at fair value on the statement of financial position and additional disclosures be made about guarantees. CSX did not realize a financial statement impact with the adoption of the accounting provisions of this statement in fiscal year 2003 and does not anticipate a future impact. (See Note 18, Commitments and Contingencies.)

      In 2001, SFAS 142, “Goodwill and Other Intangible Assets”, was issued. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed for impairment on a periodic basis. The Company adopted this standard for fiscal 2002, and incurred a pretax charge of $83 million, $43 million after tax and minority interest as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s North Slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. The Company does not have any other significant indefinite lived intangible assets.

      In 2002, SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This statement requires that long-lived assets to be disposed of by sale are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. In addition, this statement modifies the reporting requirements for discontinued operations. Long-lived assets, whether to be held for disposition or held and used, should be measured at the lower of its carrying amount or fair value less cost to dispose. The Company applied the provisions of this statement relating to the accounting for the conveyance of its wholly-owned subsidiary, CSX Lines, to a third party in 2003 (See Note 3, Divestitures). In addition, another of the Company’s subsidiaries, CSX World Terminals, was notified of a significant customer loss for 2004 and possible customer loss for 2005. Given these indicators, the Company evaluated the undiscounted cash flows estimated to be generated by this terminal, whose long-lived assets are recorded at $59 million and concluded that the forecasted future undiscounted cash flows exceeded the book value of its long-lived assets, therefore no impairment write-down is necessary at this time.

Regulation and Legislation

      Rail operations are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of DOT and other state and regulatory agencies. The regulation and legislation passed by these organization can significantly affect the costs and profitability of the Company’s business.

      In response to the heightened threat of terrorism in the wake of the September 2001 attacks on the World Trade Center, Pentagon and airline infrastructure, federal, state and local regulatory agencies are evaluating various proposals with respect to the transportation industry. Some of these proposals relate to the transport of hazardous material. Certain metropolitan areas considered at high risk for a terrorist attack may be the subject of future regulation. The ultimate legislation passed by federal, state and local regulators related to issues of security has the potential to severely affect CSX’s operations and costs.

Factors Expected to Influence 2004

      During the upcoming year, there are several key areas which continue to affect the operations and profitability of CSX. Management believes that the Company must remain focused on improving the efficiency of its rail network, reducing its operating expense and restoring higher service levels. General economic factors, including the cost of fuel, may also influence 2004 operating results.

      Improving operating efficiency in Surface Transportation while maintaining volume is critical to success in lowering the operating ratio, and in turn improving financial performance. To do so, management believes that CSX must optimize its network routing, including a reduction in both gross ton miles and the number of times a car is handled or switched en route to the final destination. CSX is utilizing internal and external consultants to assist with the network optimization effort.

      Fuel represents a significant expense of CSX Surface Transportation operations and was a factor in 2003 expense increases. Fuel prices can vary significantly from period to period and significantly impact future results. Although CSX has implemented a fuel price hedging program, it will remain subject to fuel price fluctuations for the majority of 2004 fuel purchases. Approximately 18% of 2004 fuel purchases are currently hedged at an average cost of 70 cents per gallon, exclusive of taxes and transportation costs. Each month, the Company is systematically increasing its hedged amount so that in July of 2005, 76% of the estimated fuel purchases should be hedged for a 24 month period.

      CSX faces inherent business risk of exposure to property damage and personal injury claims in the event of train accidents, including derailments. The Company is also subject to exposure to occupational injury claims. While CSX is working diligently to enhance its safety programs and to continue to raise the awareness levels of its employees concerning safety, the Company cannot ensure that it will not experience any material property damage, personal or occupational claims in the future or that we will not incur significant costs to defend such claims. Additionally, the Company cannot ensure that existing claims will not suffer adverse development not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors which are outside of CSX’s control. CSX engages outside parties to assist with the evaluation of certain of the occupational and personal injury claims, and believes that it is adequately reserved to cover all potential claims. However, final amounts determined to be due to any outstanding matters may differ materially from the recorded reserves.

      The ability of the Company to effectively implement the management restructuring will be an important factor in future success. Once complete, the organization of the Company should be conducive to enhanced accountability, faster, more reliable communication, better decision making and a more competitive cost structure. Executing the restructuring while minimizing the impact of the possible disruption associated with the elimination of a significant portion of the Company’s existing management will be critical to the Company’s short-term success.

      The ability of the Company to replace, in both the long and short-term, the business lost due to competitive pressures in the Hong Kong terminals market will have a direct impact on the profitability of the Company’s International Terminals segment. While management is diligently working to attract new customers, there can be no guarantee that new customers will be gained. Also, it is likely that the margins experienced in the past at the Company’s Hong Kong terminal operations will not continue for the near term, even if the lost volume is replaced. The International Terminals segment’s revenue and operating income represented approximately 3% and 11% of the Company’s consolidated revenues and operating income, respectively for 2003.

Forward-Looking Statements

      This Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act with respect to, among other items:

•	projections and estimates of earnings, revenues, cost-savings, expenses, or other financial items;

•	statements of management’s plans, strategies and objectives for future operations, and management’s expectations as to future performance and operations and the time by which objectives will be achieved;

•	statements concerning proposed new products and services; and

•	statements regarding future economic, industry or market conditions or performance.

      Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its current beliefs and are based on information currently available to it as of the date the forward-looking statement is made. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.

      Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others:

•	Operating factors — the Company’s success in implementing its financial and operational initiatives, the extent to which the Company is successful in gaining long-term relationships with new customers or retaining existing relationships with current customers, changes in operating conditions and costs, competition, commodity concentrations, computer viruses, changes in labor costs and labor difficulties including stoppages affecting either the Company’s operations or our customers’ ability to deliver goods to the Company for shipment, loss of essential services such as electricity, and natural occurrences such as extreme weather conditions, floods and earthquakes or other disruptions of the Company’s operations, systems, property or equipment;

•	General economic and industry factors — material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that consume and produce freight, competition from other modes of freight transportation such as trucking, competition and consolidation within the transportation industry generally, changes in fuel prices and changes in securities and capital markets;

•	Legal and regulatory factors — developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and the outcome of other types of claims and litigation involving or affecting the Company.

      Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this Annual Report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

      The information required by this item is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Market Risk.”

Item 8.     Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	40
CSX Corporation
Consolidated Financial Statements and Notes to Consolidated Financial Statements Submitted Herewith:
Consolidated Income Statement — Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001	41
Consolidated Balance Sheet — December 26, 2003 and December 27, 2002	42
Consolidated Cash Flow Statement — Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001	43
Consolidated Statement of Changes in Shareholders’ Equity — Fiscal Years Ended December 26, 2003, December 27, 2002 and December 28, 2001	44
Notes to Consolidated Financial Statements	45

CSX CORPORATION

REPORT OF ERNST & YOUNG LLP, INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of CSX Corporation

      We have audited the accompanying consolidated balance sheet of CSX Corporation and subsidiaries as of December 26, 2003 and December 27, 2002, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 26, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 26, 2003 and December 27, 2002, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 1 to the consolidated financial statements, in 2003 the Company changed its method of accounting for railroad tie removal costs and stock-based compensation, and in 2002 the Company changed its method of accounting for indefinite lived intangible assets.

Jacksonville, Florida

February 10, 2004

CSX CORPORATION

CONSOLIDATED INCOME STATEMENT

	For Fiscal Years Ended

	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001

	(Dollars in Millions,
	Except Per Share Amounts)
Operating Income
Operating Revenue	$7,793	$8,152	$8,110
Operating Expense	7,167	7,025	7,153

Operating Income	626	1,127	957
Other Income and Expense
Other Income	57	41	9
Interest Expense	418	445	518

Earnings
Earnings Before Income Taxes	265	723	448
Income Tax Expense	76	256	155

Earnings before Cumulative Effect of Accounting Change	189	467	293
Cumulative Effect of Accounting Change, Net of Taxes	57	(43)	—

Net Earnings	$246	$424	$293

Per Common Share
Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.88	$2.20	$1.39
Cumulative Effect of Accounting Change	0.26	(0.20)	—

Including Cumulative Effect of Accounting Change	$1.14	$2.00	$1.39

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.88	$2.19	$1.38
Cumulative Effect of Accounting Change	0.26	(0.20)	—

Including Cumulative Effect of Accounting Change	$1.14	$1.99	$1.38

Average Common Shares Outstanding (Thousands)	213,964	212,729	211,668
Average Common Shares Outstanding,
Assuming Dilution (Thousands)	214,396	213,512	212,409
Cash Dividends Paid Per Common Share	$0.40	$0.40	$0.80

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

CONSOLIDATED BALANCE SHEET

	Dec. 26, 2003	Dec. 27, 2002

	(Dollars in Millions)
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$368	$264
Accounts Receivable — Net	1,163	799
Materials and Supplies	170	180
Deferred Income Taxes	136	128
Assets Held for Disposition	—	263
Other Current Assets	66	155

Total Current Assets	1,903	1,789

Properties	19,267	18,560
Accumulated Depreciation	5,537	5,274

Properties — Net	13,730	13,286

Investment in Conrail	4,678	4,653
Affiliates and Other Companies	515	381
Other Long-term Assets	934	842

Total Assets	$21,760	$20,951

LIABILITIES
Current Liabilities
Accounts Payable	$827	$802
Labor and Fringe Benefits Payable	397	457
Casualty, Environmental and Other Reserves	280	246
Current Maturities of Long-term Debt	426	391
Short-term Debt	2	143
Income and Other Taxes Payable	123	144
Liabilities Held for Disposition	—	104
Other Current Liabilities	155	167

Total Current Liabilities	2,210	2,454

Casualty, Environmental and Other Reserves	836	604
Long-term Debt	6,886	6,519
Deferred Income Taxes	3,752	3,567
Other Long-term Liabilities	1,623	1,566

Total Liabilities	15,307	14,710

Shareholders’ Equity
Common Stock, $1 Par Value	215	215
Other Capital	1,579	1,547
Retained Earnings	4,957	4,797
Accumulated Other Comprehensive Loss	(298)	(318)

Total Shareholders’ Equity	6,453	6,241

Total Liabilities and Shareholders’ Equity	$21,760	$20,951

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

CONSOLIDATED CASH FLOW STATEMENT

	Fiscal Years Ended

	Dec. 26, 2003	Dec. 27, 2002	Dec. 28, 2001

	(Dollars in Millions)
Operating Activities
Net Earnings	$246	$424	$293
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	643	649	622
Deferred Income Taxes	119	172	197
Cumulative Effect of Accounting Change, Net of Tax	(57)	43	—
Additional Loss on Sale	108	—	—
Provision for Casualty Reserves	232	—	—
Restructuring — Net	22	—	—
Other Operating Activities	(108)	(108)	(13)
Changes in Operating Assets and Liabilities:
Termination of Sale of Receivables	(380)	—	—
Accounts Receivable	19	30	7
Other Current Assets	40	23	(17)
Accounts Payable	49	(83)	(51)
Other Current Liabilities	(129)	(23)	(211)

Net Cash Provided by Operating Activities	804	1,127	827

Investing Activities
Property Additions	(1,059)	(1,080)	(930)
Net Proceeds from Divestitures and Sale of Assets	214	—	—
Short-term Investments — Net	68	350	(51)
Other Investing Activities	(30)	(45)	16

Net Cash Used by Investing Activities	(807)	(775)	(965)

Financing Activities
Short-term Debt — Net	(141)	140	(524)
Long-term Debt Issued	919	748	962
Long-term Debt Repaid	(500)	(1,159)	(266)
Dividends Paid	(86)	(86)	(171)
Other Financing Activities	(20)	(5)	14

Net Cash Provided (Used) by Financing Activities	172	(362)	15

Net Decrease in Cash and Cash Equivalents	169	(10)	(123)
Cash, Cash Equivalents and Short-term Investments
Cash and Cash Equivalents at Beginning of Year	127	137	260

Cash and Cash Equivalents at End of Year	296	127	137
Short-term Investments at End of Year	72	137	481

Cash, Cash Equivalents and Short-term Investments at End of Year	$368	$264	$618

Supplemental Cash Flow Information
Interest Paid — Net of Amounts Capitalized	$415	$448	$509
Income Taxes Paid	$134	$44	$250

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Shares				Other
	Outstanding	Common	Other	Retained	Comprehensive
	(Thousands)	Stock	Capital	Earnings	Loss	Total

	(Dollars in Millions)
Balance Dec. 29, 2000	212,738	$213	$1,467	$4,337	$—	$6,017
Comprehensive Earnings:
Net Earnings	—	—	—	293	—	293
Other Comprehensive Income (See Note 13)	—	—	—	—	(45)	(45)

Comprehensive Earnings						248

Dividends	—	—	—	(171)	—	(171)
Common Stock Issued (Repurchased) — Net	950	1	25	—	—	26

Balance Dec. 28, 2001	213,688	214	1,492	4,459	(45)	6,120
Comprehensive Earnings:
Net Earnings	—	—	—	424	—	424
Other Comprehensive Income (See Note 13)	—	—	—	—	(273)	(273)

Comprehensive Earnings						151

Dividends	—	—	—	(86)	—	(86)
Common Stock Issued (Repurchased) — Net	999	1	55	—	—	56

Balance Dec. 27, 2002	214,687	215	1,547	4,797	(318)	6,241
Comprehensive Earnings:
Net Earnings	—	—	—	246	—	246
Other Comprehensive Income (See Note 13)	—	—	—	—	20	20

Comprehensive Earnings						266

Dividends	—	—	—	(86)	—	(86)
Common Stock Issued (Repurchased) — Net	384	—	32	—	—	32

Balance Dec. 26, 2003	215,071	$215	$1,579	$4,957	$(298)	$6,453

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Nature of Operations and Significant Accounting Policies

  Nature of Operations

      CSX Corporation, including its majority-owned subsidiaries (collectively, “CSX” or “Company”), is a freight transportation company with principal business units providing rail, intermodal and international terminal services.

•	Rail transportation services are provided principally throughout the Eastern United States and accounted for 79% of the Company’s 2003 operating revenue.

•	Intermodal services are provided through a dedicated network of terminals and facilities across North America and accounted for 16% of operating revenue in 2003.

•	International terminal operations are located in Asia, Europe, Australia and Latin America and accounted for 3% of operating revenues in 2003.

      In 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities). (See Note 3, Divestitures.)

      Rail shipments include merchandise, automotive products and coal, coke and iron ore. Service groups as a percent of rail revenue are as follows:

	Fiscal Years
	Ended

	2003	2002

Merchandise	60%	58%
Automotive	14%	14%
Coal, Coke and Iron Ore	26%	27%
Other	—	1%

Total	100%	100%

      Merchandise traffic includes the following markets:

• Phosphates and Fertilizer	• Agricultural and Food
• Metals	• Chemicals
• Forest and Industrial	• Emerging Markets

      Coal shipments originate mainly from mining locations in the Eastern United States and primarily supply domestic utility and export markets.

  Principles of Consolidation

      The consolidated financial statements include CSX and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at cost (if less than 20% owned and the Company has no significant influence) or equity (if the Company has significant influence).

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Fiscal Year

      CSX follows a 52/53 week fiscal reporting calendar. Fiscal years 2003, 2002 and 2001 consisted of 52 weeks. A 52-week fiscal year has four 13-week quarters. A 53-week year occurs periodically with the next one occurring in 2004. Fiscal years 2003, 2002 and 2001 ended on:

•	December 26, 2003

•	December 27, 2002

•	December 28, 2001

  Earnings Per Share

      Basic earnings per share is calculated by dividing income available to common stockholders by the weighted-average number of common shares outstanding during the period. Earnings per share, assuming dilution, starts with the basic calculation described above and adjusts the denominator for the effect of potential dilution of common shares during the period, mainly from employee stock options. This difference increases the denominator for the additional common shares that would have been outstanding if these shares had been issued. Potentially dilutive common shares at CSX include stock options and awards, and shares that would be issued relating to convertible long-term debt. References to earnings per share in the Notes to Consolidated Financial Statements assume dilution.

  Cash, Cash Equivalents and Short-term Investments

      On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a maturity of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value, and are classified as cash equivalents.

  Materials and Supplies

      Materials and supplies consist primarily of fuel and items for replacement and maintenance of track and equipment, and are carried at average cost.

  Properties

      All properties are stated at cost less an allowance for accumulated depreciation. Rail assets, including main-line track, locomotives and freight cars are depreciated using the group-life method. This method pools similar assets by road and equipment type and then depreciates each group as a whole. These assets represent approximately 94% of the Company’s total fixed assets and amounted to $12.9 billion on a net basis at December 26, 2003. The majority of other property is depreciated using the straight-line method on a per asset basis.

      Regulations enforced by the Surface Transportation Board (“STB”) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets, which include:

•	statistical analysis of historical retirements for each group of property

•	evaluation of the current operations

•	previous assessment of the condition of the assets and outlook for their continued use

•	comparison of assets to the same asset groups with other companies.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The results of the life study process determine the service lives for each asset group under the group-life method. These studies are conducted by a third party expert and analyzed by the Company’s management. Resulting service life estimates are subject to review and approval by the STB. Road assets, including main-line track, have estimated service lives ranging from 5 (system roadway machinery) to 80 (grading) years. Equipment assets, including locomotives and freight cars, have estimated service lives ranging from 6 (vehicles) to 29 (work equipment) years.

      Changes in asset lives due to the results of the life studies could significantly impact future periods depreciation expense and thus the Company’s results of operations. Events that could cause the Company to change its estimates relating to the lives of its asset groups could be changes in historical results, technological improvements and changes in specific assets. The Company completed life studies on road, track and equipment in 2003 and has partially reflected the results in its 2003 financial statements. As a result, the net increase in depreciation expense was $1 million in 2003, while the impact will be a decrease of approximately $13 million in 2004 and thereafter.

      For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized. For retirements or disposals of non-rail depreciable assets, infrequent disposal of rail assets outside the normal course of business and for all dispositions of land, the resulting gains or losses are recognized at the time of disposal. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed.

      Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with SFAS 144. Where impairment is indicated, the assets are evaluated, and their carrying amount is reduced to fair value based on undiscounted net cash flows or other estimates of fair value.

      The FASB is currently considering the proposed Statement of Position (SOP), “Accounting for Certain Costs and Activities related to Property, Plant and Equipment” If this SOP is issued, certain costs and activities that are currently capitalized may require immediate expense recognition and alternatively, some costs and activities that are currently expensed may require capitalization. In addition, the SOP would require additional refinement in asset componentization. potentially altering the amount of depreciation expense recognized. The Company is currently evaluating the potential impact on the financial statements, but is not yet in a position to determine what effect it may have if passed by the FASB. However, the effect could be material.

  Revenue and Expense Recognition

      Surface Transportation (rail and intermodal) revenue and expense are recognized proportionately as freight moves from origin to destination. Prior to the conveyance of CSX Lines in 2003, container-shipping revenue, and a corresponding accrual for the estimated cost to complete delivery, was recorded when cargo first sailed from its port of origin. International Terminals revenue and expense are recognized when vessels depart from the terminal. All other revenue is recorded upon completion of service.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  Casualty Reserves

      Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury and accident claims. In 2003, the Company changed its estimate of casualty reserves to also include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss. In conjunction with the change in estimate, in 2003 the Company recorded a charge of $206 million to increase its provision for these claims. Approximately $141 million of this amount relates to asbestos claims. Additionally, the provision for personal injury claims was increased by $26 million as a result of a change in estimate.

      Personal and occupational injury liabilities amount to $864 million and $605 million at December 26, 2003 and December 27, 2002, respectively.

  Environmental Costs

      The Company incurs costs for environmental corrective efforts, such as the study and clean-up of environmental contamination. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. Liabilities for environmental corrective efforts are recorded when CSX’s responsibility is (1) deemed probable and (2) the amount can be reasonably estimated. Generally, the timing of these accruals coincides with the completion of a feasibility study or the Company’s commitment to a formal plan of action. Environmental reserves at December 26, 2003 and December 27, 2002 were $45 million and $35 million, respectively.

  Stock-Based Compensation

      Effective beginning with fiscal year 2003, CSX voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, expense of $5 million was recognized in the year ended December 26, 2003 for stock options granted in May 2003. Additionally, $3 million of other stock-based compensation was recorded pursuant to other stock compensation arrangements, but was offset by an expense reversal related to a retirement. The following table sets forth net earnings and the pro-forma computation of basic earnings per share and earnings per

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share, assuming dilution had stock compensation expense been determined based on the fair values of stock awards at the date of grant:

	December 26,	December 27,	December 28,
	2003	2002	2001

	(Dollars in Millions, Except Per Share Amounts)
Net Earnings (Loss) — As Reported	$246	$424	$293
Add: Stock Based Employee Compensation Expense Included in Reported Net Income — Net of Related Tax Effects	3	4	6
Deduct: Total Stock Based Employee Compensation Expense Determined under the Fair Value Based Method for all Awards — Net of Related Tax Effects	(34)	(29)	(19)

Pro Forma Net Earnings	$215	$399	$280

Earnings (Loss) Per Share:
Basic — As Reported	$1.14	$2.00	$1.39
Basic — Pro Forma	$1.00	$1.87	$1.32
Diluted — As Reported	$1.14	$1.99	$1.38
Diluted — Pro Forma	$1.00	$1.86	$1.32

  Comprehensive Earnings

      CSX reports comprehensive earnings (loss) in accordance with SFAS 130, “Reporting Comprehensive Income,” in the Consolidated Statement of Changes in Shareholders’ Equity. Comprehensive earnings is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e. issuance of equity securities and dividends). Accumulated other comprehensive loss at December 26, 2003 and December 27, 2002 consists primarily of minimum pension liabilities.

  Derivative Financial Instruments

      The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures those instruments at fair value.

  Interest Rate Swaps

      The Company has entered into several interest rate swaps as part of its program to address interest rate market risk exposure. CSX’s interest rate swaps are designated and qualify as fair value hedges under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” For derivative instruments that are designated and qualify as a fair value hedge, the gains and losses on the derivative instrument, as well as the offsetting gain or loss on the hedged item attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. If the change in the value of the hedging instrument offsets the change in the value of the hedged item, the hedge is considered perfectly effective. The accounting for hedge effectiveness is measured at least quarterly based on the relative change in fair value between the derivative contract and the hedged item over time. Any change in fair value resulting from ineffectiveness, the amount by which the change in the value of the hedge does not exactly offset the change in the value of the hedged item, is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges. As such, there is

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no ineffective portion to the hedge recognized in earnings. Adjustments to the fair value of the interest rate swap agreements are recorded in other assets and other liabilities.

      The differential to be paid or received under these agreements is accrued consistently with the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating activities” in the Cash Flow Statement.

  Fuel Hedging

      In 2003, CSX began a program to hedge a portion of its 2004 and 2005 locomotive fuel purchases. In order to minimize exposure to fuel price fluctuation risk, the Company has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

      The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity did not have an effect on fuel expense for the year ended December 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, is recorded in fuel expense and is immaterial.

      These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon quoted market prices and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. This amount was approximately $6 million as of December 26, 2003. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Cash Flow Statement.

      The Company is exposed to credit loss in the event of nonperformance by other parties to interest rate swap and fuel hedge agreements. However, the Company does not anticipate nonperformance by the counterparties.

  New Accounting Pronouncements

      Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million annually.

      SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 15, Stock Plans.)

      In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46, to clarify some of the provisions of, and to exempt certain entities from Interpretation 46 requirements. Under the new guidance, CSX will consolidate Four Rivers Transportation, Inc. (“FRT”), a short-line railroad, into its financial statements beginning December 27, 2003. Presently, FRT is accounted for under the equity method of accounting. The adoption of Interpretation No. 46 will not have a material impact on future reporting periods.

      In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that certain guarantees be recorded at fair value on the statement of financial position and additional disclosures be made about guarantees. CSX adopted the accounting provisions of this statement in fiscal year 2003. (See Note 18, Commitments and Contingencies.)

      In 2001, SFAS 142, “Goodwill and Other Intangible Assets”, was issued. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed for impairment on a periodic basis. The Company adopted this standard for fiscal 2002, and incurred a pretax charge of $83 million, $43 million after tax and minority interest as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s North Slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. The Company does not have any other significant indefinite lived intangible assets.

      In 2002, SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This statement requires that long-lived assets to be disposed of by sale are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. In addition, this statement modifies the reporting requirements for discontinued operations. Long-lived assets, whether to be held for disposition or held and used, should be measured at the lower of its carrying amount or fair value less cost to dispose. The Company applied the provisions of this statement relating to the accounting for the conveyance of its wholly-owned subsidiary, CSX Lines, to a third party in 2003 (See Note 3, Divestitures). In

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

addition, another of the Company’s subsidiaries, CSX World Terminals, was notified of a significant customer loss for 2004 and possible customer loss for 2005. Given these indicators, the Company evaluated the undiscounted cash flows estimated to be generated by this terminal, whose long-lived assets are recorded at $59 million and concluded that the forecasted future undiscounted cash flows exceeded the book value of its long-lived assets, therefore no impairment write-down is necessary at this time.

  Prior-year Data

      Certain prior-year data has been reclassified to conform to the 2003 presentation.

  Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:

1.	Casualty, legal and environmental reserves

2.	Pension and postretirement medical plan accounting

3.	Depreciation polices for its assets under the group-life method

Note 2.     Investment In and Integrated Rail Operations with Conrail

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

      In June 2003, CSX, Norfolk Southern Corporation (“NS”) and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSX Transportation Inc. (“CSXT”) and Norfolk Southern Railway (“NSR”) of their portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines (“NYC”) and Pennsylvania Lines LLC (“PRR”). The ownership of NYC and PRR would be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Asset Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

favorable ruling from the IRS qualifying the transaction as a non-taxable disposition were received in November 2003. The transaction remains subject to a number of other conditions.

      If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in a 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also on a 42%/58% ratio, of CSXT and NSR. CSX will record the proposed transaction at fair value based on the results of an independent valuation of NYC, with any difference from carrying value resulting in a gain or loss. The Company can not predict the outcome of the valuation and the impact on the Company’s financial statements.

      CSX, NSR and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities or NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Asset Areas.

  Accounting and Financial Reporting Effects

      CSX’s rail and intermodal operating revenue includes revenue from traffic previously moving on Conrail. Operating expenses include costs incurred to handle that traffic and operate the former Conrail lines. Rail operating expense includes an expense category, “Conrail Fees, Rents and Services,” which reflects:

1. Right of way usage fees and equipment rental payments to Conrail

2. Transportation, switching, and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and Norfolk Southern

3. Amortization of the fair value write-up arising from the acquisition of Conrail

4. CSX’s 42% share of Conrail’s net income recognized under the equity method of accounting

     Detail of Conrail Operating Fees, Rents and Services

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Rents and Services	$357	$346	$353
Purchase Price Amortization and Other	54	52	56
Equity in Income of Conrail	(69)	(76)	(73)

Total	$342	$322	$336

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Conrail Financial Information

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Income Statement Information:
Revenues	$918	$893	$903
Expenses	659	623	639

Operating Income	$259	$270	$264

Net Income Before Cumulative Effect of Accounting Change	$163	$180	$174
Cumulative Effect of Accounting Change	40	—	—

Net Income	$203	$180	$174

	Dec. 31,

	2003	2002

	(Dollars in
	Millions)
Balance Sheet Information:
Current Assets	$257	$300
Property and Equipment and Other Assets	7,959	7,857

Total Assets	$8,216	$8,157

Current Liabilities	$279	$329
Long-term Debt	1,067	1,123
Other Liabilities	2,416	2,479

Total Liabilities	3,762	3,931
Stockholders’ Equity	4,454	4,226

Total Liabilities and Stockholders’ Equity	$8,216	$8,157

     Transactions with Conrail

      As listed below, CSX has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements with Conrail. Also, Conrail advances its available cash balances to CSX and Norfolk Southern under variable-rate notes, with CSX’s note maturing on March 28, 2007.

	Dec. 26, 2003	Dec. 27, 2002

	(Dollars in Millions)
CSX Payable to Conrail	$71	$69
Conrail Advances to CSX	$515	$371
Interest Rates on Conrail Advances to CSX	1.66%	1.82%

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Interest Expense Related To Conrail Advances	$7	$8	$5

      The agreement under which CSXT operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSXT’s option for two five-year terms.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements.

      On December 26, 2003, future minimum payments to Conrail under the operating, equipment and shared area agreements were as follows:

Future Minimum Payments

(Dollars in Millions)
2004	$260
2005	247
2006	236
2007	229
2008	224
Thereafter	3,118

Total	$4,314

      In the event of the consummation of the spin-off transaction, the future minimum payments will be reduced.

Note 3. Divestitures

      In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased vessel and equipment from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee/ sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12-year sub-lease term. Approximately $9 million of this gain was recognized in 2003. The securities have a term of 7 years and a preferred return feature. During the third quarter, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon and now holds $48 million of securities.

Note 4. Restructuring

      In November 2003, the Company announced a management restructuring plan to streamline the structure at a number of its companies, eliminate organizational layers and realign certain functions. The initiative will reduce the non-union workforce by 800 to 1,000 positions over the last quarter of 2003 and the first half of 2004. As of December 26, 2003, 20 employees have been terminated under this program. The Company recorded an initial charge related to this reduction of $34 million pretax, in 2003, to record the lowest amount of expense to be incurred under this program. The total estimated cost of the program is expected to be in the range of $60 million to $80 million. The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds.

      Also in 2003, the Company recorded a $10 million restructuring charge related to another workforce reduction program. Substantially all of this amount had been paid out at December 26, 2003.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In 2003, the Company recorded a $22 million pretax credit related to a favorable change in estimate related to the 1991 and 1992 separation plans. These plans provided for workforce reductions, improvements in productivity and other cost reductions. The reduction in estimate for these plans results from lower railroad retirement taxes and other benefits than had been built into the initial $1.3 billion charge.

      A net $22 million restructuring charge was recorded representing the cost of the restructuring initiatives offset by reductions in 1991/1992 separation reserves. The associated expense is included in operating expense on the Income Statement as “Restructuring Charge — Net.”

Note 5. Operating Expense

      Operating expense consists of the following:

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Labor and Fringe	$2,740	$2,886	$2,934
Materials, Supplies and Other	1,627	1,693	1,662
Conrail Rents, Fees and Services	342	322	336
Building and Equipment Rent	566	601	626
Inland Transportation	320	370	337
Depreciation	629	638	613
Fuel	581	515	585
Provision for Casualty Claims (See Note 10)	232	—	—
Additional Loss on Sale (See Note 18)	108	—	—
Restructuring Charge — Net	22	—	—
New Orleans Litigation Provision	—	—	60

Total	$7,167	$7,025	$7,153

Selling, General and Administrative Expenses included in above categories	$651	$657	$708

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6. Other Income

      Other income consists of the following:

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Interest Income	$21	$27	$47
Income from Real Estate and Resort Operations	95	108	101
Discounts on Sales of Accounts Receivable	(10)	(26)	(34)
Minority Interest	(42)	(42)	(39)
Equity Income (Loss) of Other Affiliates	2	(3)	(27)
Miscellaneous	(9)	(23)	(39)

Total	$57	$41	$9

Gross Revenue from Real Estate and Resort Operations Included in Other Income	$274	$261	$254

Note 7. Income Taxes

      Earnings from domestic and foreign operations and related income tax expense are as follows:

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Net Earnings from Continuing Operations Before Income Taxes:
Domestic	$186	$648	$379
Foreign	79	75	69

Net Earnings from Continuing Operations Before Income Taxes:	$265	$723	$448

      The significant components of deferred tax assets and liabilities include:

	Dec. 26, 2003		Dec. 27, 2002

	Assets	Liabilities	Assets	Liabilities

	(Dollars in Millions)
Productivity/Restructuring Charges	$79	$—	$80	$—
Employee Benefit Plans	336	—	445	—
Accelerated Depreciation	—	4,047	—	3,812
Other	917	901	741	893

Total	$1,332	$4,948	$1,266	$4,705

Net Deferred Tax Liabilities		$3,616		$3,439

      The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense

•	Minimum pension liability

•	Cumulative effects of accounting changes

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company has not recorded domestic deferred or additional foreign income taxes related to undistributed earnings of foreign subsidiaries that are considered to be indefinitely reinvested. These earnings amounted to $387 million, $341 million and $291 million at December 26, 2003, December 27, 2002 and December 28, 2001, respectively. These amounts may become taxable upon their remittance as dividends or upon the sale or liquidation of these foreign subsidiaries. It is not practical to determine the amount of net additional income tax that may be payable if such earnings were repatriated.

      The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1993. Tax returns for 1994 through 2002 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

      The breakdown of income tax expense (benefit) between current and deferred is as follows:

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Current:
Federal	$(68)	$50	$(64)
Foreign	18	16	15
State	7	17	3

Total Current	$(43)	$83	$(46)
Deferred:
Federal	$125	$154	$176
Foreign	2	—	10
State	(8)	19	15

Total Deferred	$119	$173	$201

Total	$76	$256	$155

      Income tax expense reconciled to the tax computed at statutory rates is as follows:

	Fiscal Years Ended

	2003		2002		2001

	(Dollars in Millions)
Tax at Statutory Rates	$93	35%	$253	35%	$157	35%
State Income Taxes	—	—	23	3%	12	3%
Equity in Conrail Earnings	(9)	(3)%	(12)	(2)%	(10)	(2)%
Foreign Operations	(6)	(2)%	(9)	(1)%	(1)	—
Other Items	(2)	(1)%	1	—	(3)	(1)%

Income Tax Expense/Rate	$76	29%	$256	35%	$155	35%

      The decrease in the effective income tax rate is attributable to a larger portion of the Company’s earnings being earned in foreign jurisdictions with statutory income tax rates below the U.S. statutory income tax rate and the cumulative impact of adjustments to the deferred effective state income tax rate due to favorable state tax regulations.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8. Accounts Receivable

     Sale of Accounts Receivable

      During 2003, CSXT discontinued the sale of accounts receivable, which resulted in a $380 million increase in accounts receivable. Previously, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly-owned by CSX Corporation. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT.

      Two series of certificates were outstanding as of December 27, 2002. One series in the amount of $300 million was sold to investors in 1998 and matured in June 2003. A second series of $200 million was sold to a private entity in 2000 and matured in June 2003 as well. As of December 27, 2002, the amounts sold under the private and public series were $80 million and $300 million respectively. The amount retained in the master trust at December 27, 2002 was $534 million. The fair value of retained interests approximated book value as the receivables were collected in approximately one month.

      Net losses associated with the sale of receivables are as follows:

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Discounts on Sales of Accounts Receivable	$10	$26	$34

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

     Allowance for Doubtful Accounts

      The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	Fiscal Years Ended

	Dec. 26, 2003	Dec. 27, 2002

	(Dollars in Millions)
Allowance for Doubtful Accounts	$71	$90

      The decrease in the allowance for doubtful accounts is due to the write-off of uncollectible receivables during 2003.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9.     Properties

      Properties consist of the following:

	Dec. 26, 2003			Dec. 27, 2002

		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net

	(Dollars in Millions)
Rail:
Road	$12,147	$2,683	$9,464	$11,541	$2,498	$9,043
Equipment	5,686	2,225	3,461	5,671	2,225	3,446

Total Rail	17,833	4,908	12,925	17,212	4,723	12,489
Intermodal	488	209	279	442	173	269

Total Surface Transportation	18,321	5,117	13,204	17,654	4,896	12,758
Other	946	420	526	906	378	528

Total Properties	$19,267	$5,537	$13,730	$18,560	$5,274	$13,286

Note 10.     Casualty, Environmental and Other Reserves

      Activity related to casualty, environmental and other reserves is as follows:

	Casualty and Other	Separation
	Reserves	Liabilities	Environmental Reserves	Total

	(Dollars in Millions)
Balance Dec. 29, 2000	$698	$256	$41	$995
Charged to Expense	234	—	1	235
Payments	(271)	(14)	(10)	(295)

Balance Dec. 28, 2001	661	242	32	935
Charged to Expense	231	—	17	248
Payments	(287)	(32)	(14)	(333)

Balance Dec. 27, 2002	605	210	35	850
Charged to Expense	307	44	23	374
Changes in Estimate	232	(22)	—	210
Payments	(280)	(25)	(13)	(318)

Balance Dec. 26, 2003	$864	$207	$45	$1,116

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reserve balances are as follows:

	Dec. 26, 2003	Dec. 27, 2002

	(Dollars in Millions)
Current Reserves
Casualty and Other	$198	$216
Separation	52	15
Environmental	30	15

Total Current Reserves	280	246
Long-term Casualty, Environmental and Other Reserves	836	604

Total Casualty, Environmental and Other Reserves	$1,116	$850

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

      In conjunction with the 2003 change in estimate, the Company recorded a charge of $232 million to increase its provision for casualty reserves. Approximately $141 million relates to asbestos claims.

     Asbestos and Other Occupational Injuries

      During 2003, the Company retained third party professionals to work with it to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

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

      CSX increased its reserve for asbestos and other occupational claims by a net $206 million to cover the estimate of incurred but not reported claims to be filed during the next seven years. Reflecting the additional provisions, CSX’s reserve for asbestos and other occupational claims on

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an undiscounted basis amounted to $345 million at December 26, 2003, compared to $171 million at December 27, 2002.

      A summary of existing claims activity is as follows:

	Fiscal Year Ended

	Dec. 26, 2003	Dec. 27, 2002

Asserted Claims:
Open Claims — Beginning of Period	14,278	15,365
New Claims Filed	2,368	2,095
Claims Settled	(3,382)	(2,877)
Claims Dismissed	(360)	(305)

Open Claims — End of Period	12,904	14,278

      Approximately 5,500 of the open claims above are asbestos claims against the Company’s previously owned international container-shipping business, Sea-Land. Because the Sea-Land claims are claims against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The remaining open claims have been asserted against CSX Transportation. At December 26, 2003 and December 27, 2002, the Company had approximately $13 million and $10 million reserved for the Sea-Land claims.

      Estimates for these claims are subject to significant uncertainty relating to the outcomes of negotiated settlements and other developments. As facts and circumstances change, the Company may have to change its estimates, and changes could have a material impact on the Company’s financial results. Such events as adverse verdicts, catastrophic accidents and legal settlements will cause the Company to revise its estimated liabilities, which the Company reviews and appropriately adjusts quarterly.

     Personal Injury

      During 2003, CSX retained an independent actuarial firm to assess the value of CSX’s personal injury portfolio. This firm’s methods and procedures yielded a slightly higher valuation for personal injury claims than previously recognized by CSX due to a higher estimated cost for adverse development. Utilizing the analysis provided, CSX increased its reserves for alleged personal injury claims by $26 million.

     Separation Liability

      Separation liabilities at December 26, 2003, include productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years.

      In 2003, the Company recorded a $22 million pretax credit related to revised estimates for railroad retirement taxes and the amount of benefits that will be paid to individuals under the $1.3 billion charges initially recorded in 1991 and 1992. This amount is netted with separation expenses related to the 2003 Management Restructuring, as discussed in Note 4.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Environmental Reserves

      CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 260 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

      At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including the type of cleanup required, the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site), the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors), the accuracy and strength of evidence connecting CSXT to the location, and the number, connection, and financial viability of other named and unnamed PRP’s at the location.

      Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at December 26, 2003, and December 27, 2002 were $45 million and $35 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the December 26, 2003 environmental liability is expected to be paid out over the next seven years.

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11.     Debt and Credit Agreements

      Debt is as follows:

		Average Interest
		Rates at
		December 26,	December 26,	December 27,
	Maturity	2003	2003	2002

		(Dollars in Millions)
Convertible Debentures, net of $91 and $97 discount, respectively	2021	1.0%	$447	$467
Notes	2004–2032	6.8%	5,956	5,285
Equipment Obligations	2004–2015	7.0%	703	855
Mortgage Bonds	N/A	N/A	—	55
Other Obligations, Including Capital Leases	2004–2010	2.9%	206	248

Total			7,312	6,910
Less Debt Due Within One Year			426	391

Total Long-Term Debt			$6,886	$6,519

     Debt Issuances

      In December 2003, CSX executed a $75 million revolving loan that matures in 2005. Borrowings under the facility will bear interest at a rate that fluctuates with LIBOR. In addition, the Company pays an annual commitment fee of 0.15% for the period the facility is not drawn. This debt may be redeemed at any time after May 2004, with additional borrowings allowed through the maturity of the facility. As of December 26, 2003, the Company had $75 million in aggregate principal amount outstanding under this borrowing.

      In November 2003, CSX issued $200 million aggregate principal amount of the Company’s Notes due 2014 and $200 million aggregate principal amount of the Company’s Notes due 2006. The 2014 Notes bear interest at the rate of 5.30% per year and mature on February 15, 2014. The 2006 Notes bear interest at the rate of 2.75% per year and will mature on February 15, 2006. The 2014 Notes may be redeemed by the Company at any time, but the 2006 Notes cannot be redeemed before maturity.

      CSX increased its borrowings from Conrail by approximately $144 million year-over-year in 2003 in addition to the $146 million increase in 2002. Also, during 2002 the Conrail note was extended to a five year term.

      In August 2003, the Company issued $300 million aggregate principal amount Notes due in 2013. These Notes bear interest at the rate of 5.5% and mature on August 1, 2013. The Notes may be redeemed by the Company at any time.

      During 2002, CSX issued $200 million of 4.88% notes due in 2009 and $400 million of 6.30% notes due in 2012.

     Credit Facilities

      The Company has a $1 billion five-year revolving credit facility and a $345 million 364-day revolving credit facility. Generally these facilities may be used to support the Company’s

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

commercial paper, working capital and other general corporate purposes. Under the 364-day facility, the Company pays an annual fee to the participating banks of .125% of total commitment. Under the five-year facility, the Company pays annual fees to the participating banks that may range from 0.08% to 0.23% of total commitment, depending on the Company’s credit rating. As of December 26, 2003, the Company had no borrowings outstanding under these facilities. CSX had commercial paper borrowings supported by these credit facilities of $140 million at the end of 2002.

     Convertible Debentures

      In October 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the “debentures”) due October 30, 2021 for an initial offering price of approximately $462 million. At December 26, 2003 and December 27, 2002, outstanding debentures are included in long-term debt, at a carrying value of $447 million and $467 million, respectively. These debentures accrete in value at a yield to maturity of 1% per year. The accretion rate may be reset on October 30, 2007, October 30, 2011, and October 30, 2016 to a rate based on five-year United States Treasury Notes minus 2.8%. In no event, however, will the yield to maturity be reset below 1% or above 3% per annum. Accretion in value on the debentures is recorded for each period, but will not be paid prior to maturity.

      Under the terms of the debentures, holders had the option to require the Company to purchase their debentures at a purchase price equal to the accreted value of the debentures in October 2003. CSX purchased $15 million aggregate principal amount at maturity of the debentures at an aggregate cost of $13 million. In November 2003, the Company made a one-time cash payment of $23.00 per $1,000 aggregate principal amount at maturity to holders who did not require the Company to purchase their debentures. This resulted in a $13 million cash payment, which will be amortized over the remaining term of the debentures. In addition, the terms of the debentures were amended to permit holders to cause the Company to purchase the debentures on October 30, 2005, at their accreted value of $852.48 per $1,000 principal amount at maturity, in addition to the purchase dates provided under the terms of the debentures. Similarly, the debentures allow holders to require the Company to purchase their debentures in October 2006, October 2008, October 2011, and October 2016, at a purchase price equal to the accreted value of the debentures. In 2005, 2006 and 2008, CSX may elect to pay the purchase price in cash and/or shares of common stock, while CSX may pay the purchase price only in cash on the last two purchase dates. CSX may redeem the debentures for cash at any time on or after October 30, 2008, at a redemption price equal to the accreted value of the debentures.

      Holders may convert debentures into CSX common stock if certain requirements defined in the debentures and the related indenture are met. Holders may convert if the closing sale price of CSX common stock for at least 20 of the 30 preceding trading days is more than the applicable percentage (which is initially 120% and will decline over the life of the debentures to 110%) of the accreted conversion price per share of the Company’s common stock. The “accreted conversion price” per share of common stock is the quotient of the accreted value of a debenture divided by the number of shares of common stock issuable upon conversion of that debenture. Holders may also convert if the Company’s senior long-term unsecured credit ratings are downgraded by Moody’s Investors Service Inc. to below Ba1 and by Standard & Poor’s Rating Services to below BB+, if the debentures have been called for redemption, if the Company makes specified distributions to holders of CSX common stock, or if the company is a party to specified consolidations, mergers, or transfers or leases of all or substantially all of the Company’s assets. For each debenture surrendered for conversion, a holder will initially receive 17.75 shares of CSX common stock, which is equivalent to an initial conversion price of $46.16

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per share. The initial conversion rate will be adjusted for reasons specified in the indenture, but will not be adjusted for accretion. Instead, accretion on the debentures will be deemed paid by the common stock received by the holder on conversion.

     Shelf Registration Statements

      CSX has $600 million of remaining capacity under a shelf registration that may be used, subject to market conditions, to issue debt or other securities at the Company’s discretion. The Company presently intends to use the proceeds from the sale of any securities issued under its shelf registration statements to finance cash requirements, including refinancing existing debt as it matures. While the Company seeks to give itself flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit the Company to sell such securities on acceptable terms at any given time, or at all.

     Short-term Debt Balance and Rates

	Dec. 26, 2003	Dec. 27, 2002

	(Dollars in Millions)
Short-term Debt	$2	$143
Weighted Average Interest Rates	1.21%	1.46%

     Long-term Debt Maturities

	(Dollars in Millions)
2004	$426
2005	247
2006	598
2007	1,080
2008	615
2009 and Thereafter	4,291

Total	$7,257	(a)

(a)	The fair market value of the interest rate swap agreements of $55 million, which is included in long-term debt on the balance sheet, is not included on the debt maturity schedule.

      Certain of CSX’s rail unit properties are pledged as security for various rail-related long-term debt issues. In addition, the Company has approximately $111 million in assets which are specifically designated to fund an equal amount of long-term debt.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12.     Derivative Financial Instruments

     Interest Rate Swaps

      CSX has entered into various interest rate swap agreements to hedge the fair value of the following fixed rate notes:

	Notional	Fixed
	Amount	Interest	Variable Rate at
Maturity Date	(Millions)	Rate	December 26, 2003

May 1, 2007	$450	7.45%	4.42%
May 4, 2004	300	7.25%	3.91%
August 15, 2006	300	9.00%	6.09%
May 1, 2032	150	8.30%	2.76%
June 22, 2005	50	6.46%	2.66%

Total/Average	$1,250	7.00%	3.95%

      Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The instruments qualify, and are designated, as fair value hedges.

      The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $55 million and $78 million for the fair market value of the interest rate swap agreements at December 26, 2003 and December 27, 2002, respectively.

      The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Cash Flow Statement. For the years ended December 26, 2003 and December 27, 2002, the Company reduced interest expense by approximately $44 million and $34 million, respectively, as a result of the interest rate swap agreements that were in place during that year.

      The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

     Fuel Hedging

      In 2003, CSX began a program to hedge a portion of its 2004 and 2005 locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

      Following is a summary of fuel swaps executed during the year:

Dec. 26, 2003

Approximate Gallons Hedged (Millions)	236
Average Price Per Gallon	$0.70
Swap Maturities	Feb. 2004 – Dec. 2005

	2004	2005

Estimated % of Future Fuel Consumption Hedged at December 26, 2003	18%	21%

      The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity did not have an effect on fuel expense for the year ended December 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, is recorded in fuel expense and is immaterial.

      These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon quoted marked prices and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. As of December 26, 2003 this component was $6 million after tax. The amounts recorded in accumulated other comprehensive income will be recorded in earnings in the period in which the hedged fuel is consumed. Fair value adjustments are noncash transactions, and accordingly, are excluded from the Cash Flow Statement.

      The Company is exposed to credit loss in the event of nonperformance by other parties to fuel swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

Note 13.     Shareholders Equity

Common and Preferred Stocks

      Common and Preferred Stock consists of (in thousands):

Common Stock, $1 Par Value	Dec. 26, 2003

Common Shares Authorized	300,000
Common Shares Issued and Outstanding	215,071
Additional Potential Shares:
Stock Options	23,297
Convertible Debt	9,924

Preferred Stock	Dec. 26, 2003

Preferred Shares Authorized	25,000
Preferred Shares Outstanding	—

      Holders of Common Stock are entitled to one vote on all matters requiring a vote for each share held. Preferred Stock is senior to common stock with respect to dividends and upon liquidation of the Company.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Prior to October 2003, 3,000,000 shares had been designated as Series B Preferred Stock in conjunction with the Company’s Shareholder Rights Plan. In October 2003, the expiration date of the shareholder rights under the Shareholder Rights Plan was accelerated, resulting in the effective termination of the Plan, and the Company’s Articles of Incorporation were amended to eliminate the designation of shares for Series B Preferred.

     Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss in the Consolidated Statement of Changes in Shareholders’ Equity consists of the following:

	Balance		Balance
	December 27,	Net Gain	December 26,
	2002	(Loss)	2003

	(Dollars in Millions)
Minimum Pension Liability (Net of $160 and $153 of taxes as of December 27, 2002 and December 26, 2003, respectively)	$(318)	$8	$(310)
Fuel Hedging Adjustment (Net of $3 taxes)	—	6	6
Other (Net of $3 taxes)	—	6	6

	$(318)	$20	$(298)

      Other comprehensive income in 2002 and 2001 represented adjustments to the minimum pension liability, net of taxes of $152 million and $10 million, respectively.

Note 14.     Earnings Per Share

      The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	2003	2002	2001

Numerator (Millions):
Net Earnings Before Cumulative Effect of Accounting Change	$189	$467	$293
Denominator (Thousands):
Average Common Shares Outstanding	213,964	212,729	211,668
Effect of Potentially Dilutive Common Shares	432	783	741

Average Common Shares Outstanding, Assuming Dilution	214,396	213,512	212,409
Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.88	$2.20	$1.39
Assuming Dilution, Before Cumulative Effect of Accounting Change	$1.14	$2.19	$1.38

      Earnings per share are based on the weighted average number of common shares outstanding. Earnings per share, assuming dilution, are based on the weighted average number of common shares outstanding adjusted for the effect of potential common shares outstanding during the period, mainly arising from the exercise of employee stock options. Potential common shares at CSX include stock options and awards and shares that would be issued relating to convertible long-term debt.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Certain potential common shares (convertible debt and stock options) for all three years shown were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, therefore, their effect is antidilutive. These potential common shares were as follows:

	Fiscal Year

	2003	2002	2001

Number of Shares (thousands)	28,421	33,800	29,900
Average Exercise/ Conversion Price	$46.94	$46.31	$47.26

      A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share due to the dilutive effect of stock options and convertible debt.

Note 15.     Stock Plans

      The Company maintains several stock option and award plans designed to encourage ownership of its stock and provide incentives for employees to contribute to its success.

      Effective beginning with fiscal year 2003, CSX voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” Under SFAS 123, all stock based awards will be expensed at fair value. In accordance with the prospective method of adoption permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis. Previously, the Company accounted for stock-based compensation under the intrinsic-value method of Accounting Principles Board Opinion (APB) No. 25, “Accounting to Stock Issued to Employees.” Under APB 25, CSX expensed amounts associated with stock-based awards and disclosures were required for any stock option awards.

      Total compensation expense associated with stock based compensation was $5 million, $6 million and $9 million in 2003, 2002 and 2001, respectively.

  Stock Options and Awards

      CSX stock option and award plans provide primarily (1) stock options and (2) restricted stock awards (“RSAs”) to eligible officers and employees. Awards granted under the various plans are determined by the board of directors.

      At December 26, 2003, there were 3,554 current or former employees with grants outstanding under the various plans. A total of approximately 39 million shares were reserved for issuance under the plans of which 9 million were available for new grants. The remaining shares are assigned to outstanding stock options and stock awards.

      The fair value of options granted in 2003, 2002 and 2001 was estimated as of the dates of grant using the Black-Scholes option model.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Year

	2003	2002	2001

Black-Scholes Assumptions:
Expected Dividend Yield	1.10%	1.10%	2.30%
Risk-free Interest Rate	2.53%	4.30%	5.00%
Expected Stock Volatility	28%	27%	27%
Expected Term Until Exercise	6 years	6 years	6 years
Average Fair Value of Stock Options Granted	$8.93	$11.76	$10.71

  1.     Stock Options

      The majority of stock options have been granted with 10-year terms. Options outstanding at December 26, 2003, are generally exercisable three to ten years after date of grant. The exercise price for options granted equals the market price of the underlying stock on the date of grant. A summary of the Company’s stock option activity and related information for the fiscal years ended December 26, 2003, December 27, 2002 and December 28, 2001 follows:

	2003		2002		2001

	Weighted-		Weighted-		Weighted-
	Average	Average	Average	Average	Average	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding at Beginning of Year	26,022	$40.45	23,650	$39.49	20,126	$38.69
Granted	3,477	$38.14	3,438	$38.14	5,041	$39.42
Exchanged, Canceled or Expired	(5,909)	$39.91	(46)	$44.89	(737)	$40.25
Exercised	(293)	$22.42	(1,020)	$31.45	(780)	$25.16

Outstanding at End of Year	23,297	$39.35	26,022	$40.45	23,650	$39.49

Exercisable at End of Year	7,104	$41.13	8,513	$41.58	8,426	$40.00

      The following table summarizes information about stock options outstanding at December 26, 2003:

	Options Outstanding			Options Exercisable

		Weighted-
		average	Weighted-
	Number	Remaining	average	Number	Weighted-
	Outstanding	Contractual Life	Exercise	Outstanding	average
Exercise Price	(000s)	(Years)	Price	(000s)	Exercise Price

$20 to $29	2,050	6.3	$23.85	614	$24.09
$30 to $39	12,167	7.4	$36.87	1,386	$37.75
$40 to $49	6,805	4.2	$43.60	4,628	$43.34
$50 to $59	2,275	2.9	$53.07	476	$51.43

Total	23,297	5.9	$39.27	7,104	$41.13

      During the years ended December 26, 2003 and December 27, 2002, 0.3 million and 1.0 million options, respectively, were exercised.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

  2.     Restricted Stock Awards (“RSAs”)

      At December 26, 2003 and December 27, 2002, 248,500 and 469,500 RSAs, respectively were outstanding. The RSA’s outstanding at December 26, 2003, vest over a three- to five-year employment period. The weighted-average fair value of RSAs was $30.97 as of the date of grant. Approximately $2 million, $6 million and $9 million was expensed in 2003, 2002 and 2001, respectively, in connection with restricted stock awards.

  Stock Purchase and Loan Plan

      The Stock Purchase and Loan Plan (“SPLP”) provided for the purchase of common stock and related rights by eligible officers and key employees of the Company and entitled them to obtain loans with respect to the shares purchased. There were no shares issued, withdrawn, exchanged or cancelled under the SPLP in 2003, 2002 or 2001. The Plan expired in 2003. There were approximately 70,000 shares outstanding in 2002 and 2001, respectively, under this program.

  Stock Purchase and Dividend Reinvestment Plans

  1.     Stock Purchase Plan

      The 2001 Employee Stock Purchase Plan (“ESPP”) allows eligible employees to purchase CSX common stock at a discount. Specifically, participating employees were able to purchase CSX stock at the lower of 85% of fair market value on December 1 (beginning of the annual offering period) or 85% of fair market value on November 30 of the following year (end of the annual offering period). In effect, employees received a 12-month stock option to purchase Company stock. Once purchased, the shares were unrestricted and could generally be sold or transferred at any time. Approximately 540,000 shares and 570,000 shares were purchased by employees under this plan during 2003 and 2002, respectively. This plan was not extended for 2004.

      The predecessor to the 2001 ESPP was the 1991 Employee Stock Purchase and Dividend Reinvestment Plan. Employees purchased 25,565 shares under the plan in 2001 at a weighted-average market price of $30.43.

  2.     Dividend Reinvestment Plan

      The Company maintains the Shareholder Dividend Reinvestment Plan under which shareholders may purchase additional shares of stock. At December 26, 2003, there were 4,626,035 shares available for issuance under this plan.

  Stock Plan for Directors

      The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors’ fees and retainers are paid. A minimum of 40% of the retainers must be paid in common stock of the Company. In 2004, the minimum retainer to be paid in stock increases to 50%. In addition, each director may elect to receive up to 100% of the remaining retainer and fees in the form of common stock of the Company. In 1997, shareholders approved amendments to the Plan that would permit additional awards of stock or stock options. In 2003, 36,219 shares of stock were issued to the directors, resulting in $1 million of expense. In 2002, 45,195 shares of stock were issued to the directors, resulting in $1 million of expense. In 2001, 52,000 stock options were granted with an exercise price of $35.08. The Plan permits each director to elect to transfer stock into a trust that will hold the shares until the participant’s death,

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

disability, retirement as a director, other cessation of services as a director, or change in control of the Company. At December 26, 2003, there were 0.6 million shares of common stock reserved for issuance under this Plan.

Note 16.     Fair Value of Financial Instruments

      Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the Company with fair values significantly different from their carrying amounts. At December 26, 2003, the fair value of long-term debt, including current maturities, was $7.8 billion, compared with a carrying amount of $7.3 billion. At December 27, 2002, the fair value of long-term debt, including current maturities, was $7.4 billion, compared with a carrying amount of $6.9 billion. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The Company’s interest rate swap agreements at December 26, 2003 and December 27, 2002 had a positive value of $55 and $78 million, respectively. The Company’s fuel hedging agreements at December 26, 2003 had a positive value of $9 million. CSX had no fuel hedge agreements at December 27, 2002.

Note 17.     Employee Benefit Plans

      The Company sponsors defined benefit pension plans, principally for salaried personnel. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement.

      In addition to the defined benefit pension plans, the Company sponsors three plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plans are contributory (partially funded by retiree), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

      The benefit obligation for these plans represents the liability of the Company for current and retired employees and is affected primarily by the following:

1.	Service cost (benefits attributed to employee service during the period)

2.	Interest cost (interest on the liability due to the passage of time)

3.	Actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions)

4.	Benefits paid to participants

      Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company uses a plan year of October 1 through September 30 to value its pension and postretirement plans on an actuarial basis. The Company funds the cost of the postretirement medical and life insurance benefits on a pay-as-you go basis. The pension plans are funded at not less than the minimum funding standards set forth in the Employee Retirement

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Security Act of 1974. The distribution of pension plan assets as of the September 30, 2003 measurement date is as follows:

	2003		2002

		Percent of		Percent of
	Amount	Total Assets	Amount	Total Assets

	(Dollars in Millions)
Common Stocks	$863	60%	$732	55%
Fixed Income	557	38%	590	45%
Cash and Cash Equivalents	31	2%	2	—

Total	$1,451	100%	$1,324	100%

      CSX has established a target allocation of 60% equity and 40% fixed income investments. Further diversification and risk control is achieved by policy allocations to various equity styles and investment managers. Allocations are maintained at within 3% of targets. No leverage or investment in CSX securities is allowed. The goal is to maintain assets at or above benefit obligations (long-term liabilities) without corporate contributions.

      CSX expects to make cash contributions of $14 million to its pension plan in 2004.

      Benefit obligation and plan asset information is as follows:

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

	(Dollars in Millions)
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$1,785	$1,688	N/A	N/A
Projected Benefit Obligation	$1,916	$1,806	$513	$499

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$1,806	$1,700	$499	$420
Service Cost	38	40	11	11
Interest Cost	113	119	25	29
Impact of Plan Changes(1)/ Business Dispositions	(7)	—	(32)	—
Plan Participants’ Contributions	—	—	12	10
Actuarial Loss	135	84	46	70
Benefits Paid	(169)	(137)	(48)	(41)

Benefit Obligation at End of Plan Year	$1,916	$1,806	$513	$499

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Postretirement
	Pension Benefits		Benefits

	2003	2002	2003	2002

	(Dollars in Millions)
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,324	$1,493	$—	$—
Actual Return on Plan Assets	241	(48)	—	—
Employer Contributions	55	16	36	31
Plan Participants’ Contributions	—	—	12	10
Benefits Paid	(169)	(137)	(48)	(41)

Fair Value of Plan Assets at End of Plan Year	$1,451	$1,324	$—	$—

Funded Status	$(465)	$(482)	$(513)	$(499)

(1)	Postretirement benefits reflects the impact of changing the plan benefit for individuals retiring after February 2003 which caps the employer cost at $8,000 (plus $7,000 for spouses).

      The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 26, 2003, the status of CSX plans is as follows:

	Aggregate		Aggregate
	Projected		Fair Value
	Benefit Obligation		of Plan Assets

For plans with a projected benefit obligation in excess of plan assets	$1	.9 billion	$1	.5 billion
For plans with an accumulated benefit obligation in excess of plan assets	$1	.8 million	$1	.5 million

      The following table shows the reconciliation of the funded status of the plan with the amount recorded in the statement of financial position:

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

	(Dollars in Millions)
Funded Status	$(465)	$(482)	$(513)	$(499)
Unrecognized Actuarial Loss	487	474	222	190
Unrecognized Prior Service Cost	34	40	(27)	—
Fourth Quarter Activity:
Employer Contributions to Pension Plans	3	3	—	—
Net Postretirement Benefits Paid	—	—	10	8

Net Amount Recognized in Consolidated Balance Sheet	$59	$35	$(308)	$(301)

      A liability is recognized if net periodic pension cost (cost of a pension plan for a period, including service cost, interest cost, actual return on plan assets, gain or loss, amortization of unrecognized prior service cost) recognized exceeds amounts the employer has contributed to the plan. An asset is recognized if net periodic pension cost is less than amounts the employer has contributed to the plan.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The amount recognized in the statement of financial position consists of:

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

	(Dollars in Millions)
Accrued Benefit Liability	$(393)	$(430)	$(308)	$(301)
Intangible Asset	34	40	—	—
Accumulated Other Comprehensive Loss	418	425	—	—

Net Amount Recognized in Consolidated Balance Sheet	$59	$35	$(308)	$(301)

      Components of net periodic pension cost are as follows:

	Pension			Postretirement
	Benefits			Benefits

	2003	2002	2001	2003	2002	2001

	(Dollars in Millions)
Service Cost	$38	$40	$41	$11	$11	$9
Interest Cost	113	119	121	25	29	26
Expected Return on Plan Assets	(137)	(152)	(150)	—	—	—
Amortization of Prior Service Cost	4	5	3	(5)	—	(1)
Recognized Net Actuarial (Gain) Loss	—	(9)	(11)	14	8	3

Net Periodic Benefit Cost	18	3	4	45	48	37
Special Termination Benefits —
Workforce Reduction Program/ Curtailments	13	—	10	—	—	—

Net Periodic Benefit Cost Including Special Termination Benefits	$31	$3	$14	$45	$48	$37

      The $13 million termination charge in 2003 represents a curtailments charge associated with the retirement of the Company’s former Chairman and Chief Executive Officer. The $10 million charge was the result of a workforce reduction program that occurred in 2001.

      During 2003 and 2002, CSX recorded changes in its minimum pension liability. These changes did not affect net earnings, but are a component of accumulated other comprehensive loss on an after-tax basis. In 2003, the minimum pension liability increased by $6 million, reducing accumulated other comprehensive income by $3 million after tax. In 2002, the minimum pension liability increased by $398 million, reducing accumulated other comprehensive income by $248 million after tax. The Company also recorded $10 million and $25 million after tax effect of accumulated other comprehensive income, relating to Conrail’s minimum pension liability for December 26, 2003 and December 27, 2002, respectively.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Weighted-average assumptions used in accounting for the plans are as follows:

	Pension		Postretirement
	Benefits		Benefits

	2003	2002	2003	2002

Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.90%	9.50%	n/a	n/a
Benefit Obligation at End of Plan Year	8.90%	8.90%	n/a	n/a
Discount Rates:
Benefit Cost for Plan Year	6.50%	7.25%	5.50%	7.25%
Benefit Obligation at End of Plan Year	6.00%	6.50%	5.00%	5.50%
Salary Scale Inflation	3.30%	3.30%	3.30%	3.30%

      The net postretirement benefit obligation was determined using the assumption that the health care cost trend rate for medical plans was 11% for 2003 and 2002, decreasing gradually to 4.5% by 2012 and remaining at that level thereafter. A 1% change in the assumed health care cost trend rate would have the following effects:

	1%	1%
	Increase	Decrease

	(Dollars in Millions)
Effect on postretirement benefits service and interest cost	$2	$(2)
Effect on postretirement benefit obligation	$27	$(28)

      In December 2003, the President of the United States signed into law the “Medicare Prescription Drug, Improvement and Modernization Act of 2003” (“the Act”), which introduces a prescription drug benefit under Medicare Part D as well as a federal subsidy to sponsors of retiree health care benefit plans that provide a benefit that is actuarially equivalent to Medicare Part D. SFAS 106 requires that changes in the law that take effect in the future and affect future benefit coverage shall be considered in current-period benefit measurements. However, as significant uncertainties exist for how to account for the subsidy a plan sponsor may not have sufficient information available to measure effects of the Act, prepare related actuarial valuations, and ensure proper accounting. Therefore, FASB has issued staff position No. FAS 106-1 which allows a plan sponsor to elect to defer recognizing the effects of the Act until authoritative guidance on the accounting for the federal subsidy is issued, or until certain other events occur. When the guidance is issued, it may cause CSX to revise previously reported information. CSX is currently evaluating how this legislation may impact its postretirement benefit plans.

Other Plans

      The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $15 million, $15 million and $16 million for 2003, 2002 and 2001, respectively.

      Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $360 million, $315 million and $292 million were made to these plans in 2003, 2002 and 2001, respectively.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18.     Commitments and Contingencies

     Lease Commitments

      The Company has various lease agreements with other parties with terms up to 42 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms.

      At December 26, 2003, minimum building and equipment rentals under these operating leases are as follows:

	Operating	Sublease	Net Lease
	Leases	Income	Commitments

	(Dollars in Millions)
2004	$210	$60	$150
2005	190	52	138
2006	163	51	112
2007	177	60	117
2008	141	43	98
Thereafter	678	162	516

Total	$1,559	$428	$1,131

      Rent expense on operating leases totaled $564 million in 2003, $605 million in 2002 and $629 million in 2001. These amounts include net daily rental charges on railroad operating equipment aggregating $297 million, $295 million, and $289 million in 2003, 2002 and 2001, respectively which are not long-term commitments. In addition to these commitments, the Company also has agreements covering routes and equipment leased from Conrail. See Note 2, Investment In and Integrated Rail Operations with Conrail, for a description of these commitments.

     Purchase Commitments

      The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and totals $2.6 billion. Minimum payments under this agreement are as follows:

Minimum Payments

(Dollars in Millions)
2004	$132
2005	138
2006	166
2007	171
2008	171
Thereafter	1,866

Total	$2,644

      The long-term maintenance program assures CSX access to efficient, high-quality locomotive maintenance services at settled price levels through the term of the program. Under the program, CSX paid $130 million, $124 million and $126 million in fiscal years 2003, 2002 and 2001, respectively.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Guarantees

      The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by CSX in its business operations. Utilizing a CSX guarantee for these obligations allows CSX to take advantage of lower interest rates and obtain other favorable terms when negotiating leases or financing debt. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the guaranteed party based on another entity’s failure to perform. Upon the adoption of FIN 45 in 2003, the Company’s evaluation of its guarantees did not result in any amounts for guarantees being recorded on the balance sheet. CSX’s guarantees can be segregated into three main categories:

1. Guarantees of approximately $440 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for those obligations.

2. Guarantees of approximately $97 million relating to construction and cash deficiency support guarantees at several of the Company’s international terminal locations under development. The non-performance of one of its partners, cost overruns or non-compliance with financing loan covenants could cause the Company to have to perform under these guarantees.

3. CSX guarantees of approximately $300 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines in February 2003, as discussed in Note 3, Divestitures.

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

     Matters Arising Out of Sale of International Container-Shipping Assets

      In 2003, CSX finalized a settlement agreement with Maersk resolving all remaining material disputes pending directly between the two companies, consisting predominantly of two major disputes. The first dispute involved a post-closing working capital adjustment to the sale price for which the Company had recorded a receivable of approximately $70 million. The second dispute involved a claim of 425 million Dutch Guilders (approximately $180 million at then prevailing currency exchange rates) plus interest by Europe Container Terminals BV (“ECT”) alleging breaches of contract by the Company at the Rotterdam container terminal facility owned by ECT.

      Also in 2003, CSX entered into a final settlement agreement with Maersk allocating responsibility between the two companies for third party claims and litigation relating to the assets acquired by Maersk.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The two settlements reduced the Company’s 2003 earnings by $108 million pretax, $67 million after tax. This charge is reflected in the financial statements as an additional loss on the sale of the international container-shipping assets. Neither settlement has a material impact on cash flows.

     STB Proceeding

      In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board (“STB”) alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company.

     Contract Settlement

      In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized over the contract period, which ends in 2020. The second payment of $23 million was received in 2003 and will be recognized over the contract period which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

     Other Legal Proceedings

      CSX is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters. Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

Note 19.     Business Segments

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Business segment information for the years ended December 26, 2003, December 27, 2002 and December 28, 2001 is as follows:

	Surface Transportation
				International
	Rail	Intermodal	Total	Terminals	Other(1)	Total

	(Dollars in Millions)
2003
Revenues from External Customers	$6,182	$1,257	$7,439	$226	$128	$7,793
Intersegment Revenues	—	4	4	—	—	4
Segment Operating Income	541	110	651	69	1	721
Assets	12,923	611	13,534	1,020	—	14,554
Depreciation Expense	579	32	611	9	—	620
Property Additions	974	47	1,021	9	12	1,042
2002
Revenues from External Customers	$6,003	$1,156	$7,159	$235	$758	$8,152
Intersegment Revenues	—	24	24	1	—	25
Segment Operating Income	854	141	995	69	38	1,102
Assets	12,738	537	13,275	959	309	14,543
Depreciation Expense	576	29	605	9	17	631
Property Additions	981	29	1,010	11	19	1,040
2001
Revenues from External Customers	$6,082	$1,092	$7,174	$234	$681	$8,089
Intersegment Revenues	—	20	20	2	—	22
Segment Operating Income	803	104	907	71	32	1,010
Assets	12,948	432	13,380	880	504	14,764
Depreciation Expense	550	31	581	8	24	613
Property Additions	848	12	860	19	11	890

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	Prior to the conveyance of CSX Lines, it was a segment of CSX and was presented with international terminals on a combined basis, as the Marine Services operations of the Company. Results for CSX Lines are now presented in the other column.

      A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Revenues:
Total External Revenues for Business Segments	$7,793	$8,152	$8,089
Intersegment Revenues for Business Segments	4	25	22
Elimination of Intersegment Revenues	(4)	(25)	(22)
Other	—	—	21

Total Consolidated Revenues	$7,793	$8,152	$8,110

Operating Income:
Total Operating Income for Business Segments	$721	$1,102	$1,010
Reclassification of Minority Interest Expense for International Terminals Segment(a)	36	39	36
Unallocated Corporate Expenses	(23)	(14)	(29)
New Orleans Litigation Provision	—	—	(60)
Additional Loss on Sale (See Note 13)	(108)	—	—

Total Consolidated Operating Income (Loss)	$626	$1,127	$957

	Fiscal Years Ended

	2003	2002	2001

	(Dollars in Millions)
Assets:
Assets for Business Segments	$14,554	$14,543	$14,764
Investment in Conrail	4,678	4,653	4,655
Elimination of Intersegment Receivables	(17)	(128)	(185)
Non-segment Assets(b)	2,545	1,883	1,567

Total Consolidated Assets	$21,760	$20,951	$20,801

Depreciation Expense
Depreciation for Business Segments	620	631	613
Non-segment Depreciation(b)	9	18	9

Total Consolidated Depreciation Expense	$629	$649	$622

Property Additions
Property Additions for Business Segments	1,042	1,040	890
Non-segment Property Additions(b)	17	40	40

Total Consolidated Property Additions	$1,059	$1,080	$930

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(a)	International Terminals minority interest expense which is reclassified to other income in consolidation.

(b)	Non-segment assets include corporate cash and cash equivalents and assets of non-transportation businesses and discontinued operations. Non-segment depreciation and property additions are primarily attributable to non-transportation businesses and discontinued operations. Principal non-transportation businesses include real estate and resort operations.

      Revenues in the United States comprise more than 95% of total consolidated revenues. Approximately 95% of the Company’s long-lived assets are located in the United States. The Company does not have a single external customer that represents 10% or more of its consolidated revenue.

Note 20.     Summarized Consolidating Financial Data — CSX Vessel Leasing (formerly Sea-Land)

      During 1987, Sea-Land entered into agreements to sell and lease back, by charter, three new U.S.-built , U.S.-flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). As noted in Note 3 of the Annual Report, Divestitures, CSX agreed to convey certain assets of CSX Lines to Horizon Lines LLC. These obligations are not part of this transaction and another CSX entity became the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the parent and obligor are as follows (certain prior year amounts have been reclassified to conform to the 2003 presentation):

Consolidating Income Statement

	CSX	CSX Vessel
Fiscal Year Ended December 26, 2003	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in Millions)
Operating Revenue	$—	$—	$7,866	$(73)	$7,793
Operating Expense	(152)	—	7,383	(64)	7,167

Operating Income (Loss)	152	—	483	(9)	626
Equity in Earnings of Subsidiaries	414	—	—	(414)	—
Other Income (Expense)	(23)	4	100	(24)	57
Interest Expense	373	—	78	(33)	418

Earnings Before Income Taxes and Cumulative Effect of Accounting Change	170	4	505	(414)	265
Income Tax Expense (Benefit)	(76)	—	152	—	76

Earnings Before Cumulative Effect of Accounting Change	246	4	353	(414)	189
Cumulative Effect of Accounting Change — Net of Tax	—	—	57	—	57

Net Earnings	$246	$4	$410	$(414)	$246

	CSX
Fiscal Year Ended December 27, 2002	Corporation	CSX Lines	Other	Eliminations	Consolidated

	(Dollars in Millions)
Operating Revenue	$—	$758	$7,485	$(91)	$8,152
Operating Expense	(241)	720	6,628	(82)	7,025

Operating Income(Loss)	241	38	857	(9)	1,127
Equity in Earnings of Subsidiaries	549	—	—	(549)	—
Other Income (Expense)	(24)	5	103	(43)	41
Interest Expense	394	7	96	(52)	445

Earnings Before Income Taxes	372	36	864	(549)	723
Income Tax Expense (Benefit)	(52)	14	294	—	256

Earnings Before Cumulative Effect of Accounting Change	424	22	570	(549)	467
Cumulative Effect on Prior Years of Accounting Change	—	—	(43)	—	(43)

Net Earnings	$424	$22	$527	$(549)	$424

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Income Statement

	CSX
Fiscal Year Ended December 28, 2001	Corporation	CSX Lines	Other	Eliminations	Consolidated

	(Dollars in Millions)
Operating Revenue	$—	$681	$7,862	$(433)	$8,110
Operating Expense	(199)	649	7,128	(425)	7,153

Operating Income(Loss)	199	32	734	(8)	957
Equity in Earnings of Subsidiaries	480	—	—	(480)	—
Other Income	(11)	9	88	(77)	9
Interest Expense	469	13	121	(85)	518

Earnings before Income Taxes	199	28	701	(480)	448
Income Tax Expense (Benefit)	(94)	11	238	—	155

Net Earnings	$293	$17	$463	$(480)	$293

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CSX CORPORATION

CONSOLIDATING BALANCE SHEET

		CSX
	CSX	Vessel
December 26, 2003	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in Millions)
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,210	$45	$(887)	$—	$368
Accounts Receivable — Net	45	15	1,126	(23)	1,163
Materials and Supplies	—	—	170	—	170
Deferred Income Taxes	—	—	136	—	136
Other Current Assets	6	—	197	(137)	66

Total Current Assets	1,261	60	742	(160)	1,903
Properties	25	—	19,242	—	19,267
Accumulated Depreciation	24	—	5,513	—	5,537

Properties — Net	1	—	13,729	—	13,730
Investment in Conrail	331	—	4,347	—	4,678
Affiliates and Other Companies	12,638	—	944	(13,067)	515
Investment in Consolidated Subsidiaries	—	—	—	—	—
Other Long-term Assets	1,299	—	269	(634)	934

Total Assets	$15,530	$60	$20,031	$(13,861)	$21,760

LIABILITIES
Current Liabilities:
Accounts Payable	$88	$—	$761	$(22)	$827
Labor and Fringe Benefits Payable	6	—	391	—	397
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	5	—	275	—	280
Current Maturities of Long-term Debt	300	—	126	—	426
Short-term Debt	—	—	2	—	2
Income and Other Taxes Payable	1,464	—	(1,340)	(1)	123
Other Current Liabilities	21	20	114	—	155

Total Current Liabilities	1,884	20	466	(160)	2,210
Long-term Debt	6,085	—	801	—	6,886
Deferred Income Taxes	(12)	—	3,764	—	3,752
Casualty, Environmental and Other reserves	—	—	836	—	836
Long-term Payable to Affiliates	396	—	128	(524)	—
Other Long-term Liabilities	748	36	957	(118)	1,623

Total Liabilities	9,101	56	6,952	(802)	15,307

Shareholder’s Equity
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,579	1	8,052	(8,053)	1,579
Retained Earnings	4,957	3	4,398	(4,401)	4,957
Accumulated Other Comprehensive Loss	(322)	—	24	—	(298)

Total Shareholders’ Equity	6,429	4	13,079	(13,059)	6,453

Total Liabilities and Shareholders’ Equity	$15,530	$60	$20,031	$(13,861)	$21,760

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CSX CORPORATION

CONSOLIDATING BALANCE SHEET

	CSX	CSX
December 27, 2002	Corporation	Lines	Other	Eliminations	Consolidated

	(Dollars in Millions)
ASSETS
Cash, Cash Equivalents & Short-term Investments	$379	$37	$(152)	$—	$264
Accounts Receivable — Net	43	—	902	(146)	799
Materials and Supplies	—	—	180	—	180
Deferred Income Taxes	—	—	128	—	128
Assets Held for Disposition	—	263	—	—	263
Other Current Assets	5	—	287	(137)	155

Total Current Assets	427	300	1,345	(283)	1,789
Properties	33	11	18,516	—	18,560
Accumulated Depreciation	(29)	(2)	(5,243)	—	(5,274)
Properties, Net	4	9	13,273	—	13,286
Investment in Conrail	342	—	4,311	—	4,653
Affiliates and Other Companies	—	—	414	(33)	381
Investment in Consolidated Subsidiaries	12,761	—	396	(13,157)	—
Other Long-term Assets	1,192	—	273	(623)	842

Total Assets	$14,726	$309	$20,012	$(14,096)	$20,951

LIABILITIES
Accounts Payable	$77	$20	$848	$(143)	$802
Labor and Fringe Benefits Payable	49	11	397	—	457
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	1	—	245	—	246
Current Maturities of Long-term Debt	150	—	241	—	391
Short-term Debt	140	—	3	—	143
Liabilities Held for Disposition	—	104	—	—	104
Income and Other Taxes Payable	1,458	9	(1,284)	(39)	144
Other Current Liabilities	28	4	99	36	167

Total Current Liabilities	1,903	148	686	(283)	2,454
Casualty, Environmental and Other Reserves	4	1	599	—	604
Long-term Debt	5,510	—	1,009	—	6,519
Deferred Income Taxes	—	3	3,564	—	3,567
Long Term Payable to Affiliates	396	—	148	(544)	—
Other Long-term Liabilities	685	49	925	(93)	1,566

Total Liabilities	8,498	201	6,931	(920)	14,710

Shareholders’ Equity
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,547	73	8,238	(8,311)	1,547
Retained Earnings	4,797	35	4,225	(4,260)	4,797
Accumulated Other Comprehensive Loss	(331)	—	13	—	(318)

Total Shareholders’ Equity	6,228	108	13,081	(13,176)	6,241

Total Liabilities and Shareholders’ Equity	$14,726	$309	$20,012	$(14,096)	$20,951

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statements

Fiscal Year Ended December 26, 2003

	CSX	CSX Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in Millions)
Operating Activities
Net Cash Provided (Used) by Operating Activities	$41	$—	$1,004	$(241)	$804

Investing Activities
Property Additions	—	—	(1,059)	—	(1,059)
Net Proceeds from Divestitures	214	—	—	—	214
Short-term Investments	69	—	(1)	—	68
Other Investing Activities	29	—	220	(279)	(30)

Net Cash Provided (Used) by Investing Activities	312	—	(840)	(279)	(807)

Financing Activities
Short-term Debt-Net	(140)	—	(1)	—	(141)
Long-term Debt Issued	919	—	—	—	919
Long-term Debt Repaid	(175)	—	(325)	—	(500)
Cash Dividends Paid	(86)	—	(239)	239	(86)
Other Financing Activities	29	45	(375)	281	(20)

Net Cash Provided (Used) by Financing Activities	547	45	(940)	520	172

Net Increase (Decrease) in Cash and Cash Equivalents	900	45	(776)	—	169
Cash and Cash Equivalents at Beginning of Period	263	—	(136)	—	127

Cash and Cash Equivalents at End of Period	$1,163	$45	$(912)	$—	$296

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statements

Fiscal Year Ended December 27, 2002

	CSX
	Corporation	CSX Lines	Other	Eliminations	Consolidated

	(Dollars in Millions)
Operating Activities
Net Cash Provided (Used) by Operating Activities	$288	$15	$1,041	$(217)	$1,127

Investing Activities
Property Additions	(4)	(19)	(1,057)	—	(1,080)
Short-term Investments-Net	135	(26)	241	—	350
Other Investing Activities	(10)	14	(29)	(20)	(45)

Net Cash Provided (Used) by Investing Activities	121	(31)	(845)	(20)	(775)

Financing Activities
Short-term Debt-Net	140	—	—	—	140
Long-term Debt Issued	746	—	2	—	748
Long-term Debt Repaid	(950)	—	(209)	—	(1,159)
Dividends Paid	(86)	—	(209)	209	(86)
Other Financing Activities	32	—	(65)	28	(5)

Net Cash Provided (Used) by Financing Activities	(118)	—	(481)	237	(362)

Net Increase (Decrease) in Cash and Cash Equivalents	291	(16)	(285)	—	(10)
Cash and Cash Equivalents at Beginning of Period	156	—	(19)	—	137

Cash and Cash Equivalents at End of Period	$447	$(16)	$(304)	$—	$127

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Consolidating Cash Flow Statements

Fiscal Year Ended December 28, 2001

	CSX
	Corporation	CSX Lines	Other	Eliminations	Consolidated

	(Dollars in Millions)
Operating Activities
Net Cash Provided (Used) by Operating Activities	$(85)	$80	$1,090	$(258)	$827

Investing Activities
Property Additions	—	(11)	(919)	—	(930)
Short-term Investments-Net	169	—	(220)	—	(51)
Other Investing Activities	(191)	1	1,369	(1,163)	16

Net Cash Provided (Used) by Investing Activities	(22)	(10)	230	(1,163)	(965)

Financing Activities
Short-term Debt-Net	(524)	—	—	—	(524)
Long-term Debt Issued	962	—	—	—	962
Long-term Debt Repaid	(60)	(21)	(185)	—	(266)
Cash Dividends Paid	(174)	—	(222)	225	(171)
Common Stock Issued	26	—	(160)	134	—
Common Stock Retired	(1)	—	1	—	—
Other Financing Activities	(13)	(49)	(986)	1,062	14

Net Cash Provided (Used) by Financing Activities	216	(70)	(1,552)	1,421	15

Net Increase (Decrease) in Cash and Cash Equivalents	109	—	(232)	—	(123)
Cash and Cash Equivalents at Beginning of Period	47	—	213	—	260

Cash and Cash Equivalents at End of Period	$156	$—	$(19)	$—	$137

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 21.	Quarterly Financial Data (unaudited)(a)

	2003				2002
Year
Quarter	1st(b)	2nd	3rd(c)	4th(d)	1st(e)	2nd	3rd	4th

	(Dollars in Millions,
	Except Per Share Amounts)
Operating Revenue	$2,016	$1,942	$1,882	$1,953	$1,964	$2,073	$2,055	$2,060
Operating Expense	1,839	1,657	1,980	1,691	1,752	1,752	1,779	1,742

Operating Income	177	285	(98)	262	212	321	276	318
Other Income (Expense)	(10)	19	21	27	9	4	28	—
Interest Expense	103	105	103	107	114	116	108	107

Earnings Before Income Taxes And Cumulative Effect of Accounting Change	64	199	(180)	182	107	209	196	211
Income Tax Expense	22	72	(77)	59	39	74	69	74

Earnings before Cumulative Effect of Accounting Change	42	127	(103)	123	68	135	127	137
Cumulative Effect of Accounting Change — Net of Tax	57	—	—	—	(43)	—	—	—

Net Earnings	$99	$127	$(103)	$123	$25	$135	$127	$137

Per Common Share
Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.20	$0.59	$(0.48)	$0.57	$0.32	$0.63	$0.60	$0.64
Cumulative Effect of Accounting Change	0.26	—	—	—	(0.20)	—	—	—

Including Cumulative Effect of Accounting Change	$0.46	$0.59	$(0.48)	$0.57	$0.12	$0.63	$0.60	$0.64

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.20	$0.59	$(0.48)	$0.57	$0.32	$0.63	$0.60	$0.64
Cumulative Effect of Accounting Change	0.26	—	—	—	(0.20)	—	—	—

Including Cumulative Effect of Accounting Change	$0.46	$0.59	$(0.48)	$0.57	$0.12	$0.63	$0.60	$0.64

Dividend Per Share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

Market Price
High	$30.85	$33.16	$32.99	$36.29	$41.40	$37.90	$36.77	$30.12
Low	$25.50	$28.20	$28.92	$29.07	$34.81	$32.41	$25.75	$25.09

(a)	Periods presented are 13 week quarters.
(b)	Included in the first quarter of 2003 is a credit of $57 million after tax, 26 cents per share, resulting from the cumulative effect of an accounting change for asset retirement obligations.
(c)	Included in the third quarter of 2003 is a charge of $232 million reflecting a change in estimate of casualty reserves. Also included in the third quarter of 2003 is a charge of

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$108 million to account for the Company entering into two settlement agreements with Maersk that resolved all material disputes between the two companies arising out of the 1999 sale of international container shipping assets to Maersk.
(d)	Included in the fourth quarter of 2003 is a charge of $34 million representing the initial charge for separation expenses related to the management restructuring announced in November 2003. Also, in the fourth quarter of 2003, the Company recorded a credit of $22 million related to revised estimates for amounts to be paid to individuals under separation plans initially recorded in 1991 and 1992.
(e)	Included in the first quarter of 2002 is a charge of $83 million ($43 million after tax and minority interest) to write-down indefinite lived intangible assets, resulting from the cumulative effect of an accounting change.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.	Controls and Procedures

      As of December 26, 2003, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 26, 2003. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2003 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 11.	Executive Compensation

      In accordance with Instruction G (3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      In accordance with Instruction G (3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

      In accordance with Instruction G (3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

      In accordance with Instruction G (3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)(1) Financial Statements

      See Index to Consolidated Financial Statements on page 39.

(2)	Financial Statement Schedules

      The information required by Rule 3-09 is included in Note 2 to the consolidated financial statements, “Investment in and Integrated Rail Operations with Conrail” and the Audited Consolidated Financial Statements of Conrail Inc., filed herewith as exhibit 99.3. The information required by Schedule II is included in Note 9 to the consolidated financial statements, “Casualty, Environmental and Other Reserves.” All other financial statement schedules are not applicable.

       (3) Exhibits

3.1		Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Form 10-Q dated October 10, 2003)

3.2		Bylaws of the Registrant, amended as of May 7, 2003 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Form 10-Q dated September 30, 2003).

4	.1(a)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant’s Form SE, dated September 7, 1990, filed with the Commission)

4	.1(b)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant’s Form SE, dated May 28, 1992, filed with the Commission)

4	.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-28523) filed with the Commission on June 5, 1997)

4	.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 1998)

4	.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

4	.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the registrant’s Report on Form 8-K filed with the Commission on October 27, 2003).

      Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Commission upon request.

10	.1*	CSX Stock Plan for Directors (as amended through January 1, 2004)**

10	.2*	Corporate Director Deferred Compensation Plan (as amended through January 1, 2004)**

10	.3*	CSX Corporation 2002 Corporate Director Deferred Compensation Plan (as amended through January 1, 2004)**

10.4		CSX Directors’ Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K dated March 4, 1994)**

10	.5*	CSX Directors’ Matching Gift Plan (as amended through December 31, 2003)**

10.6		Employment and Consulting Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.7		Restricted Stock Award Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.8		Stock Option Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.9		Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 4, 1994)**

10.10		Employment Agreement with J. W. Snow (incorporated herein by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K dated March, 7, 2000)**

10.11		Special Employment Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.12		Restricted Stock Award Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q dated November 7, 2001)**

10.13		Railroad Retirement Benefits Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K dated February 26, 2003)**

10.14		Form of Agreement with R.J. Grassi (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K dated March 3, 1995)**

10.15		Form of Amendment to Agreement with R.J. Grassi (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Annual Report on Form 10-K dated March 14, 1997)**

10.16		Supplement to Agreement with R.J. Grassi (incorporated herein by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K dated March 4, 2002)**

10.17		Amendment to Supplement to Agreement with R.J. Grassi (incorporated herein by reference to Exhibit 10.17 to the Registrant’s Report on Form 10-K dated February 26, 2003)**

10.18		Employment Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q dated September 30, 2003)**

10.19		Restricted Stock Award Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q dated September 30, 2003)**

10.20		Retirement and Consulting Agreement with Paul R. Goodwin (incorporated herein by reference to Exhibit 10.1 to Registrant’s Report on Form 10-Q dated April 30, 2003)**

10.21		Form of Employment Agreement with P. R. Goodwin and M. J. Ward (incorporated by reference to Exhibit 10.16 of the Registrant’s Report on Form 10-K dated February 28, 2001)**

10.22		Form of Stock Option Agreement (incorporated by reference to Exhibit 10.17 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10	.24*	1987 Long-Term Performance Stock Plan, as Amended and Restated effective April 25, 1996 (as amended through February 7, 2003)**

10	.25*	Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies (as amended through January 1, 1998)**

10	.26*	2002 Deferred Compensation Plan of CSX Corporation and Affiliated Corporations (as amended through February 7, 2003)**

10	.27*	Supplementary Savings Plan and Incentive Award Deferral Plan for Eligible Executives of CSX Corporation and Affiliated Companies (as Amended through February 7, 2003)**

10.28		Special Retirement Plan of CSX Corporation and Affiliated Companies, as Amended through February 14, 2001(incorporated by reference to Exhibit 10.23 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.29		Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies, as Amended through February 14, 2001 (incorporated by reference to Exhibit 10.24 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.30		Senior Executive Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement dated March 17, 2000)**

10.31		CSX Omnibus Incentive Plan, as Amended through February 14, 2001 (incorporated by reference to Exhibit 10.26 of the Registrant’s Report on Form 10-K dated March 4, 2002)**

10.32		1990 Stock Award Plan as Amended and Restated Effective February 14, 1996 (as Amended through September 8, 1999) (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K dated March 7, 2000)**

10.34		Amended and Restated Credit Agreement (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 4, 1997)

10.35		Transaction Agreement (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

10.36		Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.37		Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC. (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.38		Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated March 1, 2001)

10.39		Operating Agreement, dated as of June 1, 1999, by and between New York Central Lines LLC and CSX Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.40		Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.41		Shared Assets Area Operating Agreement for Southern Jersey/ Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.42		Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc., and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.43		Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC, and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.44		364-Day, $300 Million Revolving Credit Agreement dated as of May 17, 2002

10	.45*	Five-Year Revolving Credit Agreement dated as of June 8, 2001 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on October 29, 2001) [this Agreement was amended by First Amendment, dated as of May 17, 2002 and by Second Amendment, dated as of May 14, 2003]

10.46		364-Day $345 Million Revolving Credit Agreement dated as of May 14, 2003 (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Commission on August 1, 2003)

12*		Computation of Ratio of Earnings to Fixed Charges

14*		Code of Ethics

21*		Subsidiaries of the Registrant

23	.1*	Consent of Ernst & Young LLP

23	.2*	Consent of Ernst & Young LLP and KPMG LLP, Independent Auditors

24*		Powers of Attorney

31	.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99	.3*	Audited Consolidated Financial Statements of Conrail Inc. for the Years Ended December 31, 2003, 2002, and 2001

*	Filed herewith

**	Management Contract or Compensatory Plan or Arrangement

      (b) Reports on Form 8-K

•	Form 8-K filed on October 2, 2003, to report as an “Item 5: Other Item” the issuance of a press release announcing its intention to satisfy in cash its obligation to purchase its Zero Coupon Convertible Debentures due October 30, 2021.

•	Form 8-K filed on October 10, 2003, to report as an “Item 5: Other Item” Board of Director approval of Amendment No. 2 to the Rights Agreement between the Company and Harris Trust and Savings Bank, to change the final expiration date of the Rights Agreement from June 8, 2008 to October 10, 2003 and to effectively cause the expiration of the preferred stock purchase rights granted under the Rights Agreement on October 10, 2003.

•	Form 8-K filed on October 27, 2003, to report as an “Item 5: Other Item” the announcement that it would make a one-time cash payment of $23.00 per $1,000 aggregate principal amount at maturity to holders of its Zero Coupon Convertible Debentures due 2021 (the “Debentures”) who do not require the Corporation to purchase their Debentures on October 30, 2003 and were holders of record as of the close of business on October 31, 2003. In addition, the Corporation announced that effective as of October 27, 2003, it amended the terms of the Debentures to permit holders of the Debentures, at their option, to cause the Corporation to purchase the Debentures on October 30, 2005, at their accreted value of $852.48 per $1,000 principal amount at maturity.

•	Form 8-K filed on November 10, 2003, to report as an “Item 5: Other Item” the issuance of a press release announcing streamlining of management structure.

•	Form 8-K filed on November 14, 2003, to report as an “Item 5: Other Item” entering into an Underwriting Agreement for the public offering of $200,000,000 aggregate principal amount of the Company’s 5.30% Notes due 2014 and $200,000,000 aggregate principal amount of the Company’s 2.75% Notes due 2006.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE

Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: March 10, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2004.

Signature	Title

* Michael J. Ward	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

* Oscar Munoz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ ELIZABETH E. BAILEY Elizabeth E. Bailey	Director

/s/ ROBERT L. BURRUS JR. Robert L. Burrus Jr.	Director

/s/ BRUCE C. GOTTWALD Bruce C. Gottwald	Director

/s/ EDWARD J. KELLY III Edward J. Kelly III	Director

/s/ ROBERT D. KUNISCH Robert D. Kunisch	Director

/s/ SOUTHWOOD J. MORCOTT Southwood J. Morcott	Director

Signature		Title

/s/ DAVID M. RATCLIFFE David M. Ratcliffe		Director

/s/ CHARLES E. RICE Charles E. Rice		Director

/s/ WILLIAM C. RICHARDSON William C. Richardson		Director

/s/ FRANK S. ROYAL M.D. Frank S. Royal M.D.		Director

/s/ DONALD J. SHEPARD Donald J. Shepard		Director

*By:	/s/ ELLEN M. FITZSIMMONS Ellen M. Fitzsimmons Attorney-in-Fact