Form 10-Q
period 2004-03-26
CSX CORP
filed 2004-04-30
CIK 277948

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 26, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                          For the transition period from____to____

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
Yes (X) No (   )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 26, 2004: 214,680,092 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2004
INDEX

		Page Number
PART I:	FINANCIAL INFORMATION

Item 1:	Financial Statements
	Consolidated Income Statements (Unaudited)-Quarters Ended March 26, 2004 and March 28, 2003	3
	Consolidated Balance Sheets (Unaudited)-At March 26, 2004 and December 26, 2003	4
	Consolidated Cash Flow Statements (Unaudited)-Quarters Ended March 26, 2004 and March 28, 2003	5
	Notes to Consolidated Financial Statements (Unaudited)	6
Item 2:	Management’s Discussion and Analysis of Results of Operations and Financial Condition	30
Item 3:	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4:	Disclosure Controls and Procedures	49

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	49
Item 2:	Changes in Securities and Use of Proceeds	49
Item 6:	Exhibits and Reports on Form 8-K	49
Signature		50
EMPLOYMENT AGREEMENT/ TONY L. INGRAM
RETIREMENT & SEPARATION AGREEMENT/MICHAEL GIFTOS
PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
PRINCIPAL FINANCIAL OFFICER CERTIFICATION
PRINCIPAL EXECUTIVE OFFICER CERTIFICATION
PRINCIPAL FINANCIAL OFFICER CERTIFICATION

CSX CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS
Consolidated Income Statements (Unaudited)

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions, Except Per Share Amounts)	2004	2003
Operating Revenue	$1,963	$2,016
Operating Expense	1,802	1,839

Operating Income	161	177
Other (Expense) Income	(10)	(10)
Interest Expense	108	103

Earnings before Income Taxes and Cumulative Effect of Accounting Change	43	64
Income Tax Expense	13	22

Earnings before Cumulative Effect of Accounting Change	30	42
Cumulative Effect of Accounting Change-Net of Tax	—	57

Net Earnings	$30	$99

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.14	$0.20
Cumulative Effect of Accounting Change	—	0.26

Net Earnings	$0.14	$0.46

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.14	$0.20
Cumulative Effect of Accounting Change	—	0.26

Net Earnings	$0.14	$0.46

Average Common Shares Outstanding (Thousands)	214,670	213,866

Average Common Shares Outstanding, Assuming Dilution (Thousands)	215,152	214,164

Cash Dividends Paid Per Common Share	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	March 26,	December 26,
(Dollars in Millions)	2004	2003
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$447	$368
Accounts Receivable-Net	1,170	1,163
Materials and Supplies	179	170
Deferred Income Taxes	128	136
Other Current Assets	108	66

Total Current Assets	2,032	1,903
Properties	19,546	19,267
Accumulated Depreciation	5,700	5,537

Properties-Net	13,846	13,730
Investment in Conrail	4,683	4,678
Affiliates and Other Companies	494	515
Other Long-term Assets	1,018	934

Total Assets	$22,073	$21,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$864	$827
Labor and Fringe Benefits Payable	377	397
Casualty, Environmental and Other Reserves	313	280
Current Maturities of Long-term Debt	425	426
Short-term Debt	154	2
Income and Other Taxes Payable	109	123
Other Current Liabilities	124	155

Total Current Liabilities	2,366	2,210
Casualty, Environmental and Other Reserves	822	836
Long-term Debt	6,970	6,886
Deferred Income Taxes	3,780	3,752
Other Long-term Liabilities	1,651	1,623

Total Liabilities	15,589	15,307

Shareholders’ Equity:
Common Stock, $1 Par Value	215	215
Other Capital	1,587	1,579
Retained Earnings	4,966	4,957
Accumulated Other Comprehensive Loss	(284)	(298)

Total Shareholders’ Equity	6,484	6,453

Total Liabilities and Shareholders’ Equity	$22,073	$21,760

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements (Unaudited)

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$30	$99
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Cumulative Effect of Accounting Change-Net of Tax	—	(57)
Depreciation	167	160
Deferred Income Taxes	16	18
Restructuring Charge	59	—
Other Operating Activities	1	22
Changes in Operating Assets and Liabilities:
Accounts Receivable	4	(73)
Other Current Assets	(51)	(31)
Accounts Payable	27	51
Other Current Liabilities	(49)	(145)

Net Cash Provided by Operating Activities	204	44

INVESTING ACTIVITIES
Property Additions	(264)	(150)
Net Proceeds from Divestitures	—	214
Short-term Investments-Net	(132)	(1)
Other Investing Activities	(25)	(32)

Net Cash (Used in) Provided by Investing Activities	(421)	31

FINANCING ACTIVITIES
Short-term Debt-Net	152	12
Long-term Debt Issued	50	67
Long-term Debt Repaid	(32)	(95)
Dividends Paid	(21)	(21)
Other Financing Activities	2	(6)

Net Cash Provided (Used in) Provided by Financing Activities	151	(43)

Net Increase (Decrease) in Cash and Cash Equivalents	(66)	32
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	296	127

Cash and Cash Equivalents at End of Period	230	159
Short-term Investments at End of Period	217	135

Cash, Cash Equivalents and Short-term Investments at End of Period	$447	$294

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 1.   BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at March 26, 2004 and December 26, 2003, the results of its operations and cash flows for the three months ended March 26, 2004 and March 28, 2003, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2004 presentation.

     The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K.

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended March 26, 2004 and March 28, 2003, and as of December 26, 2003. In 2004, the fourth quarter ended December 31, 2004, consists of 14 weeks.

     Comprehensive income approximates net earnings for all periods presented in the accompanying consolidated income statements.

NOTE 2.   EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Quarters Ended
	March 26,	March 28,
	2004	2003
Numerator (Millions):
Net Earnings Before Cumulative Effect of Accounting Change	$30	$42
Denominator (Thousands):
Average Common Shares Outstanding	214,670	213,866
Effect of Potentially Dilutive Common Shares	482	298

Average Common Shares Outstanding, Assuming Dilution	215,152	214,164

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.14	$0.20
Assuming Dilution, Before Cumulative Effect of Accounting Change	$0.14	$0.20

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 2. EARNINGS PER SHARE, Continued

     Earnings per share are based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, are based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares, mainly arising from employee stock options. Potentially dilutive common shares at CSX include stock options and awards, and common stock that would be issued relating to convertible long-term debt. During the quarters ended March 26, 2004 and March 28, 2003, 78 thousand and 1 thousand shares, respectively, were issued for options exercised.

     Certain potentially dilutive common shares at March 26, 2004 and March 28, 2003 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, therefore, their effect is antidilutive. These potentially dilutive common shares were as follows:

	Quarters Ended
	March 26,	March 28,
	2004	2003
Number of Shares (Millions)	28	34
Average Exercise / Conversion Price	$42.43	$46.33

     A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share if the shares were to become dilutive.

NOTE 3. DEBT AND CREDIT AGREEMENTS

     The Company had $50 million of commercial paper borrowings outstanding at March 26, 2004 at a weighted average interest rate of 1.11%. There was no commercial paper outstanding as of December 26, 2003.

     On February 20, 2004, the Company executed a $100 million credit agreement that matures February 25, 2005. Borrowings under the facility will bear interest at a rate that varies with LIBOR plus the applicable spread of 0.15%. As of March 26, 2004, the Company had $100 million in aggregate principal amount outstanding under this agreement.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 4. DIVESTITURES

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon has subleased vessel and equipment from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee / sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12-year sub-lease term. The securities have a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon and now holds $48 million of securities.

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

     SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation)

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under the new guidance, CSX consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. The first quarter of 2004 includes revenues, operating expenses, and after-tax income of approximately $14 million, $10 million, and $1 million for FRT, respectively. The quarter ended March 28, 2003, includes net equity earnings of FRT of approximately $1 million (included in other income). Total consolidated assets as of March 26, 2004 include $24 million and $145 million of current and long-term assets, respectively, for FRT. Total consolidated liabilities as of March 26, 2004 include $27 million and $60 million of current and long-term debt, respectively, for FRT.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

Background

     CSX and Norfolk Southern Corporation (“NS”) acquired Conrail Inc. (“Conrail”) in May 1997. Conrail owns a principal freight railroad system serving the Northeastern United States, and its rail network extends throughout several midwestern states and into Canada. CSX and NS, through CRR Holdings LLC (“CRR Holdings”), a jointly owned acquisition entity, hold economic interests in Conrail of 42% and 58%, respectively, and voting interests of 50% each. CSX and NS operate over allocated portions of the Conrail lines.

     From time to time, CSX and NS, as the indirect owners of Conrail, may have to make capital contributions, loans or advances to Conrail under the terms of the Transaction Agreement among CSX, NS and Conrail in order to satisfy the retained liabilities and other obligations as provided under such transaction agreement.

     CSXT and Norfolk Southern Railway Company (“NSR”), the rail subsidiary of NS, each operate separate portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Asset Areas”) for the joint benefit of CSXT and NSR, for which it is compensated on the basis of usage by the respective railroads.

     In June 2003, CSX, NS and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and NSR, of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). The ownership of NYC and PRR would ultimately be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Asset Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the Internal Revenue Service (“IRS”) qualifying the transaction as a non-taxable distribution were received in November 2003. On April 23, 2004, CSXT and NSR each filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that describes an offer to exchange new unsecured securities of subsidiaries of CSXT and NSR and cash for unsecured securities of Conrail. The filings initiate the final stage in implementing the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed June 4, 2003 with the STB. The transaction remains subject to a number of other conditions.

     If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in an approximate 42%/58% ratio along with cash payments in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR. CSXT will record this transaction at fair value based on the results of an independent valuation.

     CSX, NS and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities of NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Asset Areas.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Accounting and Financial Reporting Effects

     CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail.

2.	Equipment rental payments to Conrail.

3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Asset Areas that Conrail operates for the joint benefit of CSX and NS.

4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.

5.	CSX’s 42% share of Conrail’s income before cumulative effect of accounting change recognized under the equity method of accounting.

     Conrail’s earnings are not taxed at the CSX level. The effective tax rate for CSX is lower in the first quarter of 2004 as equity in earnings from Conrail represents a larger percentage of earnings compared to the first quarter of 2003.

Detail of Conrail Rents, Fees and Services

	Quarters Ened
	March 26,	March 28,
(Dollars in Millions)	2004	2003
Rents, Fees and Services	$92	$87
Purchase Price Amortization and Other	14	15
Equity in Income of Conrail	(19)	(16)

Total Conrail	$87	$86

Conrail Financial Information

     Summary financial information for Conrail is as follows:

	Quarters Ended
	March 31,
(Dollars in Millions)	2004	2003
Income Statement Information:
Revenues	$230	$226
Expenses	161	163

Operating Income	$69	$63

Income before Cumulative Effect of Accounting Change	$45	$37

Cumulative Effect of Accounting Change-Net of Tax	(1)	40

Net Income	$44	$77

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

	March 31,	December 31,
(Dollars in Millions)	2004	2003
Balance Sheet Information:
Current Assets	$272	$257
Property and Equipment and Other Assets	8,041	7,959

Total Assets	$8,313	$8,216

Current Liabilities	$316	$279
Long-term Debt	1,094	1,067
Other Long-term Liabilities	2,405	2,416

Total Liabilities	3,815	3,762
Stockholders’ Equity	4,498	4,454

Total Liabilities and Stockholders’ Equity	$8,313	$8,216

Transactions with Conrail

     As listed below, CSX has amounts payable to Conrail, representing expenses incurred under the operating, equipment and shared area agreements with Conrail. Also, Conrail advances its available cash balances to CSX and NS under variable-rate notes, with CSX’s note maturing on March 28, 2007.

	March 26,	December 26,
(Dollars in Millions)	2004	2003
CSX Payable to Conrail	$82	$71
Conrail Advances to CSX	$566	$515
Interest Rates on Conrail Advances to CSX	1.56%	1.66%

	Quarters Ended
	March 26,	March 28,
	2004	2003
Interest Expense Related to Conrail Advances	$2	$2

     The agreement under which CSX operates its allocated portion of the Conrail route system has an initial term of 25 years and may be renewed at CSX’s option for two five-year terms. Operating fees paid to Conrail under the agreement are subject to adjustment every six years based on the fair value of the underlying system. Lease agreements for the Conrail equipment operated by CSX cover varying terms. CSX is responsible for all costs of operating, maintaining, and improving the routes and equipment under these agreements. Upon consummation of the spin-off transaction, the agreement covering the NYC portion of the Conrail system will terminate, as CSX will then directly own its allocated portion of the Conrail system.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 7. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

     As of June 27, 2003, CSXT discontinued its accounts receivable securitization program, which resulted in a $380 million increase in accounts receivable and increased commercial paper borrowings included in short-term debt. Prior to June 27, 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT. Net losses associated with the sale of receivables were $6 million for the quarter ended March 28, 2003. There were no net losses associated with the sale of receivables for the first quarter of 2004.

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

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	March 26,	December 26,
(Dollars in Millions)	2004	2003
Allowance for Doubtful Accounts	$67	$71

NOTE 8. OPERATING EXPENSE

     Operating expense consists of the following:

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
Labor and Fringe	$699	$739
Materials, Supplies and Other	435	454
Conrail Rents, Fees and Services	87	86
Building and Equipment Rent	135	146
Inland Transportation	74	92
Depreciation	165	157
Fuel	154	173
Miscellaneous	(6)	(8)
Restructuring Charges	59	—

Total	$1,802	$1,839

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 8. OPERATING EXPENSE, Continued

     Operating expenses include amounts from the Company’s domestic container-shipping subsidiary, CSX Lines, through February of 2003, when most of CSX’s interest in the entity was conveyed to a new venture. See note 4, “Divestitures.”

NOTE 9. OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
Interest Income	$3	$4
Income (Loss) from Real Estate and Resort Operations	(7)	1
Discounts on Sales of Accounts Receivable	—	(6)
Minority Interest	(9)	(11)
Equity Loss of Other Affiliates	(1)	—
Miscellaneous	4	2

Total	$(10)	$(10)

Gross Revenue from Real Estate and Resort Operations Included in Other Income	$27	$35

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

     CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps

     CSX has entered into various interest rate swap agreements on the following fixed rate notes:

	Notional Amount	Fixed Interest
Maturity Date	(Millions)	Rate
May 4, 2004	$300	7.25%
June 22, 2005	50	6.46%
August 15, 2006	300	9.00%
May 1, 2007	450	7.45%
May 1, 2032	150	8.30%

Total/Average	$1,250	7.84%

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

     Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $69 million and $55 million for the fair market value of the interest rate swap agreements at March 26, 2004 and December 26, 2003, respectively.

     The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Cash Flow Statement. For the three-month periods ended March 26, 2004 and March 28, 2003, the Company reduced interest expense by approximately $13 million and $11 million, respectively, as a result of the interest rate swap agreements that were in place during each period. Fair value adjustments are noncash transactions and accordingly, are excluded from the Cash Flow Statement.

     The Company is exposed to credit loss in the event of nonperformance by the other parties to the interest rate swap agreements. The Company does not anticipate nonperformance by the counterparties.

Fuel Hedging

     In the third quarter of 2003, CSX began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of outstanding fuel swaps:

March 26,
2004
Approximate Gallons Hedged (Millions)	334
Average Price Per Gallon	$0.72
Swap Maturities	Mar. 2004 - Mar. 2006

	2004	2005	2006
Estimated % of Future Fuel Purchases Hedged at March 26, 2004	22%	32%	2%

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity did not have a material effect on fuel expense for the quarter ended March 26, 2004. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Income, a component of Shareholders’ Equity. Accumulated Other Comprehensive Income included approximately $19 million and $6 as of March 26, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Fair value adjustments are noncash transactions and accordingly, are excluded from the Cash Flow Statement.

     The Company is exposed to credit loss in the event of nonperformance by other parties to fuel swap agreements. The Company does not anticipate nonperformance by the counterparties.

NOTE 11. STOCK-BASED COMPENSATION

     Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, expense of $8 million was recognized in the quarter ended March 26, 2004 for stock options granted in May 2003, including $6 million recorded in conjunction with the Company’s management restructuring (See Note 17, Management Restructuring), as terminated employees retained certain vesting rights pursuant to their original stock option agreements.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 11. STOCK-BASED COMPENSATION, Continued

     The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions, Except Per Share Amounts)	2004	2003
Net Earnings - As Reported	$30	$99
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income - Net of Related Tax Effects	5	(2)
Deduct: Total Stock Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards - Net of Related Tax Effects	(14)	(5)

Pro Forma Net Earnings	$21	$92

Earnings Per Share:
Basic - As Reported	$0.14	$0.46
Basic - Pro Forma	$0.10	$0.43
Diluted - As Reported	$0.14	$0.46
Diluted - Pro Forma	$0.10	$0.43

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

     Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	March 26, 2004			December 26, 2003
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$190	$654	$844	$198	$665	$863
Separation	93	151	244	52	156	208
Environmental	30	17	47	30	15	45

Total	$313	$822	$1,135	$280	$836	$1,116

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. The Company’s estimate of casualty reserves includes an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

     Asbestos and Other Occupational Injuries

   The Company is assisted by third party professionals to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

   The methodology used by the third party to project future occupational injury claims was based largely on CSX’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSX believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable. CSX’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $348 million at March 26, 2004, compared to $357 million at December 26, 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves, Continued

   A summary of existing claims activity is as follows:

	Three Months Ended	Fiscal Year Ended
	March 26, 2004	December 26, 2003
Asserted Claims:
Open Claims - Beginning of Period	12,904	14,278
New Claims Filed	343	2,368
Claims Settled	(937)	(3,382)
Claims Dismissed	(39)	(360)

Open Claims - End of Period	12,271	12,904

   Approximately 5,600 of the open claims above are asbestos claims against the Company’s previously owned international container-shipping business, Sea-Land. Because the Sea-Land claims are claims against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The remaining open claims have been asserted against CSXT. The Company had approximately $13 million reserved for the Sea-Land claims at both March 26, 2004 and December 26, 2003.

     Separation Liability

   Separation liabilities at March 26, 2004, and December 26, 2003, include productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable under the Company’s management restructuring programs. (See Note 17, Management Restructuring)

Environmental Reserves

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 230 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

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

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 26, 2004, and December 26, 2003 were $47 million and $45 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the March 26, 2004 environmental liability is expected to be paid over the next seven years.

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

NOTE 13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $2.6 billion. The long-term maintenance program is intended to provide CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $37 million and $33 million in the quarters ended March 26, 2004 and March 28, 2003, respectively.

     In September 2003, the Company entered into fuel purchase agreements for approximately 14% of its fuel requirements over the next five months. These agreements amounted to approximately 88 million gallons in commitments at a weighted average of 75 cents per gallon. These contracts required the Company to take monthly delivery of specified quantities of fuel at a fixed price through February 2004. These contracts could not be net settled. As of March 26, 2004, no forward physical purchase commitments were in place.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES, Continued

Self-Insurance

     The Company obtains substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis. The Company uses a combination of third-party and self-insurance in its risk management program.

Guarantees

     The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by CSX in its business operations. Utilizing a CSX guarantee for these obligations allows CSX to take advantage of lower interest rates and obtain other favorable terms when negotiating leases or financing debt. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment or to perform certain actions to the guaranteed party based on another entity’s failure to perform. CSX’s guarantees can be segregated into three main categories:

1.	Guarantees of approximately $440 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for those obligations.

2.	Guarantees of approximately $74 million relating to construction and cash deficiency support guarantees at several of the Company’s international terminal locations under development. The non-performance of one of its partners, cost overruns or non-compliance with financing loan covenants could cause the Company to have to perform under these guarantees.

3.	Guarantees of approximately $300 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines in February 2003, as discussed in Note 4, Divestitures.

The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 13. COMMITMENTS AND CONTINGENCIES, Continued

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board (“STB”) alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company’s financial position.

Contract Settlement

     In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million, of which $23 million was received in 2003, will be recognized over the contract period, which ends in 2020. The results of this settlement will provide approximately $3 million in annual pretax earnings through 2020.

Other Legal Proceedings

     CSX is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for punitive as well as compensatory damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 14. BUSINESS SEGMENTS

     The Company operates in three business segments: rail, intermodal, and international terminals. The rail segment provides rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides transcontinental rail and truck (“intermodal”) transportation services and operates a network of dedicated intermodal facilities across North America. The international terminals segment operates container freight terminal facilities and related businesses in Asia, Europe, Australia, Latin America and the United States. The Company’s segments are strategic business units that offer different services and are managed separately based on the differences in these services. Because of their close interrelationship, the rail and intermodal segments are viewed on a combined basis as Surface Transportation operations.

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as income from operations excluding the effects of non-recurring charges and gains. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1) in the CSX 2003 Annual Report on Form 10-K, except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment’s joint venture businesses in operating expense. These amounts are reclassified through eliminations in CSX’s consolidated financial statements to other income. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, at current market prices.

     Business segment information for the quarters ended March 26, 2004 and March 28, 2003 is as follows:

	Surface Transportation			International
(Dollars in Millions)	Rail	Intermodal	Total	Terminals	Other (1)	Total
Quarter Ended March 26, 2004
Revenues from External Customers	$1,605	$310	$1,915	$48	$—	$1,963
Intersegment Revenues	—	—	—	—	—	—
Segment Operating Income	132	19	151	2	2	155
Assets	12,848	590	13,438	1,035	—	14,473
Quarter Ended March 28, 2003
Revenues from External Customers	$1,531	$298	$1,829	$56	$131	$2,016
Intersegment Revenues	—	4	4	—	—	4
Segment Operating Income	147	22	169	15	1	185
Assets	12,663	544	13,207	961	—	14,168

(1)	Prior to the conveyance of CSX Lines, it was a segment of CSX and was presented with international terminals on a combined basis, as the Marine Services operations of the Company. Results for CSX Lines are now presented in the Other column.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 14. BUSINESS SEGMENTS, Continued

     A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Quarters Ended
	March 26,	March 28,
(Dollars in Millions)	2004	2003
Revenues:
Total External Revenues for Business Segments	$1,963	$2,016
Intersegment Revenues for Business Segments	—	4
Elimination of Intersegment Revenues	—	(4)

Total Consolidated Revenues	$1,963	$2,016

Operating Income:
Total Operating Income for Business Segments	$155	$185
Reclassification of Minority Interest Expense for International Terminals Segment	6	10
Unallocated Corporate Expenses	—	(18)

Total Consolidated Operating Income	$161	$177

Assets:
Assets for Business Segments	$14,473	$14,168
Investment in Conrail	4,683	4,655
Elimination of Intersegment Payables (Receivables)	100	(130)
Non-segment Assets	2,817	2,266

Total Consolidated Assets	$22,073	$20,959

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA

     During 1987, Sea-Land entered into agreements to sell and lease back, by charter, three new U.S.–built, U.S.–flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters, which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (SEC). As noted in Note 3 of the CSX 2003 Annual Report, Divestitures, CSX agreed to convey certain assets of CSX Lines to Horizon Lines LLC. These obligations are not part of this transaction and another CSX entity became the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and obligor are as follows (Certain prior year amounts have been reclassified to conform to the 2003 presentation):

Consolidating Income Statement

	CSX	CSX
(Dollars in Millions)	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Quarter ended March 26, 2004
Operating Revenue	$—	$—	$1,987	$(24)	$1,963
Operating Expense	(23)	—	1,847	(22)	1,802

Operating Income	23	—	140	(2)	161
Equity in Earnings of Subsidiaries	88	—	—	(88)	$—
Other Income (Expense)	(10)	1	4	(5)	$(10)
Interest Expense	97	—	18	(7)	108

Earnings (Loss) before Income Taxes	4	1	126	(88)	$43
Income Tax Expense (Benefit)	(26)	—	39	—	$13

Net Earnings (Loss)	$30	$1	$87	$(88)	$30

	CSX	CSX
	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Quarter ended March 28, 2003
Operating Revenue	$—	$—	$2,049	$(33)	$2,016
Operating Expense	(36)	—	1,905	(30)	1,839

Operating Income (Loss)	36	—	144	(3)	177
Equity in Earnings of Subsidiaries	151	—	—	(151)	—
Other Income (Expense)	(6)	—	3	(7)	(10)
Interest Expense	91	—	22	(10)	103

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	90	—	125	(151)	64
Income Tax Expense (Benefit)	(19)	—	41	—	22

Earnings Before Cumulative Effect of Accounting Change	109	—	84	(151)	42
Cumulative Effect of Accounting Change - Net of Tax	—	—	57	—	57

Net Earnings (Loss)	$109	$—	$141	$(151)	$99

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

		CSX
(Dollars in Millions)	CSX Corporation	Vessel Leasing	Other	Eliminations	Consolidated
March 26, 2004
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$1,414	$46	$(1,013)	$—	$447
Accounts Receivable - Net	86	5	999	80	1,170
Materials and Supplies	—	—	179	—	179
Deferred Income Taxes	13	—	115	—	128
Other Current Assets	3	—	241	(136)	108

Total Current Assets	1,516	51	521	(56)	2,032
Properties	25	—	19,521	—	19,546
Accumulated Depreciation	24	—	5,676	—	5,700

Properties - Net	1	—	13,845	—	13,846
Investment in Conrail	328	—	4,355	—	4,683
Affiliates and Other Companies	—	—	532	(38)	494
Investment in Consolidated Subsidiaries	12,661	—	391	(13,052)	—
Other Long-term Assets	1,172	—	487	(641)	1,018

Total Assets	$15,678	$51	$20,131	$(13,787)	$22,073

LIABILITIES
Current Liabilities
Accounts Payable	$115	$—	$668	$81	$864
Labor and Fringe Benefits Payable	7	—	370	—	377
Payable to Affiliates	—	—	136	(136)	—
Casualty, Environmental and Other Reserves	13	—	300	—	313
Current Maturities of Long-term Debt	300	—	125	—	425
Short-term Debt	150	—	4	—	154
Income and Other Taxes Payable	1,488	—	(1,379)	—	109
Other Current Liabilities	29	8	88	(1)	124

Total Current Liabilities	2,102	8	312	(56)	2,366
Long-term Debt	6,162	—	808	—	6,970
Deferred Income Taxes	(38)	—	3,818	—	3,780
Casualty, Environmental and Other reserves	—	—	822	—	822
Long-term Payable to Affiliates	396	—	127	(523)	—
Other Long-term Liabilities	572	37	1,169	(127)	1,651

Total Liabilities	$9,194	$45	$7,056	$(706)	$15,589

SHAREHOLDERS’ EQUITY
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,587	1	8,053	(8,054)	1,587
Retained Earnings	4,966	5	4,417	(4,422)	4,966
Accumulated Other Comprehensive Loss	(284)	—	—	—	(284)

Total Shareholders’ Equity	6,484	6	13,075	(13,081)	6,484

Total Liabilities and Shareholders’ Equity	$15,678	$51	$20,131	$(13,787)	$22,073

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

	CSX	CSX Vessel
(Dollars in Millions)	Corporation	Leasing	Other	Eliminations	Consolidated
December 26, 2003
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$1,210	$45	$(887)	$—	368
Accounts Receivable - Net	45	15	1,126	(23)	1,163
Materials and Supplies	—	—	170	—	170
Deferred Income Taxes	12	—	124	—	136
Other Current Assets	6	—	197	(137)	66

Total Current Assets	1,273	60	730	(160)	1,903
Properties	25	—	19,242	—	19,267
Accumulated Depreciation	24	—	5,513	—	5,537

Properties - Net	1	—	13,729	—	13,730
Investment in Conrail	331	—	4,347	—	4,678
Affiliates and Other Companies	—	—	553	(38)	515
Investment in Consolidated Subsidiaries	12,638	—	391	(13,029)	—
Other Long-term Assets	1,112	—	456	(634)	934

Total Assets	$15,355	$60	$20,206	$(13,861)	$21,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88	$—	$761	$(22)	$827
Labor and Fringe Benefits Payable	6	—	391	—	397
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	5	—	275	—	280
Current Maturities of Long-term Debt	300	—	126	—	426
Short-term Debt	—	—	2	—	2
Income and Other Taxes Payable	1,464	—	(1,340)	(1)	123
Other Current Liabilities	21	20	114	—	155

Total Current Liabilities	1,884	20	466	(160)	2,210
Casualty, Environmental and Other Reserves	—	—	836	—	$836
Long-term Debt	6,085	—	801	—	6,886
Deferred Income Taxes	(39)	—	3,791	—	3,752
Long-term Payable to Affiliates	396	—	128	(524)	—
Other Long-term Liabilities	576	36	1,129	(118)	1,623

Total Liabilities	8,902	56	7,151	(802)	15,307

Shareholders’ Equity
Preferred Stock	—	—	396	(396)	$—
Common Stock	215	—	209	(209)	215
Other Capital	1,579	1	8,052	(8,053)	1,579
Retained Earnings	4,957	3	4,398	(4,401)	4,957
Accumulated Other Comprehensive Loss	(298)	—	—	—	(298)

Total Shareholders’ Equity	6,453	4	13,055	(13,059)	6,453

Total Liabilities and Shareholders’ Equity	$15,355	$60	$20,206	$(13,861)	$21,760

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Cash Flow Statements

(Dollars in Millions)	CSX	CSX
	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Three Months Ended March 26, 2004
Operating Activities
Net Cash Provided (Used) by Operating Activities	$5	$1	$249	$(51)	$204

Investing Activities
Property Additions	—	—	(264)	—	(264)
Short-term Investments - Net	(131)	—	(1)	—	(132)
Other Investing Activities	(1)	—	(24)	—	(25)

Net Cash Provided (Used) by Investing Activities	(132)	—	(289)	—	(421)

Financing Activities
Short-term Debt - Net	150	—	2	—	152
Long-term Debt Issued	50	—	—	—	50
Long-term Debt Repaid	—	—	(32)	—	(32)
Cash Dividends Paid	(21)	—	(50)	50	(21)
Other Financing Activities	21	—	(20)	1	2

Net Cash Provided (Used) by Financing Activities	200	—	(100)	51	151
Net Increase (Decrease) in Cash and Cash Equivalents	73	1	(140)	—	(66)
Cash and Cash Equivalents at Beginning of Period	1,163	45	(912)	—	296

Cash and Cash Equivalents at End of Period	$1,236	$46	$(1,052)	$—	$230

	CSX	CSX
	Corporation	Lines	Other	Eliminations	Consolidated
Three Months Ended March 26, 2004
Operating Activities
Net Cash Provided (Used) by Operating Activities	$(28)	$—	$132	$(60)	$44

Investing Activities
Property Additions	—	—	(150)	—	(150)
Short-term Investments-net	(1)	—	—	—	(1)
Net Proceeds from Divestitures	—	—	214	—	214
Other Investing Activities	11	—	(11)	(32)	(32)

Net Cash Provided (Used) by Investing Activities	10	—	53	(32)	31

Financing Activities
Short-term Debt - Net	10	—	2	—	12
Long-term Debt Issued	66	—	1	—	67
Long-term Debt Repaid	—	—	(95)	—	(95)
Dividends Paid	(22)	—	(59)	60	(21)
Other Financing Activities	10	45	(93)	32	(6)

Net Cash Provided (Used) by Financing Activities	64	45	(244)	92	(43)
Net Increase (Decrease) in Cash and Cash Equivalents	46	45	(59)	—	32
Cash and Cash Equivalents at Beginning of Period	264	—	(137)	—	127

Cash and Cash Equivalents at End of Period	$310	$45	$(196)	$—	$159

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 16. EMPLOYEE BENEFIT PLANS

     The Company sponsors defined benefit pension plans, principally for salaried personnel. The plans provide eligible employees with retirement benefits based principally on years of service and compensation rates near retirement. A substantial portion of benefits provided under the management restructuring initiatives (See Note 17, Management Restructuring) will be paid from the Company’s defined benefit pension plans and postretirement medical plan.

     In addition to the defined benefit pension plans, the Company sponsors three plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plans are contributory (partially funded by retiree), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

     The follow table presents components of net periodic benefit cost:

	Pension Benefits		Other Benefits
	March 26,	March 28,	March 26,	March 28,
(Dollars in Millions)	2004	2003	2004	2003
Service Cost	$11	$8	$2	$3
Interest Cost	28	28	6	6
Expected Return on Plan Assets	(34)	(34)	—	—
Amortization of Prior Service Cost	1	1	(1)	(1)
Amortization of Net Loss	3	—	4	4

Net Periodic Benefit Cost	$9	$3	$11	$12

SFAS 88 Curtailment Charges	6	13	15	—
Net Periodic Benefit Cost, Including Termination Benefits	$15	$16	$26	$12

     The Company previously disclosed in its 2003 Annual Report for the year ended December 26, 2003, that it expects to contribute $14 million to its pension plan in 2004. As of March 26, 2004, the Company has not contributed to its pension plan. The Company presently anticipates contributing an additional $11 million to fund its pension plan in 2004 for a total of $11 million.

     Due to the termination of employees under the management restructuring plan (See Note 17, Management Restructuring), a curtailment occurred in the Company’s defined benefit pension plans and postretirement medical plan. The estimated cost of the curtailments of $21 million was included in the management restructuring charge in the first quarter of 2004. Due to the curtailments, the Company is required to update its measurement of the assets and obligations of these plans, which will impact the net periodic benefit costs beginning in the second quarter of 2004. The Company will also record any difference between estimated curtailment costs and final curtailment cost in the second quarter of 2004.

     In connection with recognition of the curtailment, the Company’s required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Action of 2003 (“the Act”). The reduction in the postretirement benefit obligation as a result of the Act is estimated to be approximately $25 million. Although there is no immediate impact on net earnings as an unrecognized gain will be recorded, the effects of the Act will be reflected in net postretirement benefit costs as the unrecognized gain is amortized beginning in the second quarter of 2004. The Company expects 2004 postretirement benefit costs will be reduced by approximately $3 million due to the Act.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

NOTE 17. MANAGEMENT RESTRUCTURING

     In the first quarter of 2004, the Company recorded separation expenses for (1) the management restructuring announced in November 2003 at Surface Transportation of $53 million and (2) International Terminals restructuring initiatives of $6 million in an effort to maintain and improve productivity standards in light of current business conditions.

     In November 2003, the Company announced a management restructuring plan to streamline the structure at a number of its companies, eliminate organizational layers and realign certain functions. The initiative will reduce the non-union workforce by approximately 900 positions. As of March 26, 2004, 652 employees have been terminated under this program. The Company recorded an initial pretax charge related to this reduction of $34 million in 2003. In the first quarter of 2004, the Company recorded an additional $53 million of expense related to the management restructuring for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses.

     The total estimated cost of the program, excluding the restructuring program for International Terminals, is expected to be in excess of $90 million. The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge.

		First
	Balance	Quarter		Balance
	December 26,	2004		March 26,
(Dollars in Millions)	2003	Expense	Payments	2004
Pension and Postretirement Separation Expense	$30	$28	$(10)	$48
Other Related Costs	4	4	(5)	3

Restructuring Total	$34	$32	$(15)	$51

Pension and Postretirement Curtailment Charges		21
Stock Compensation Expense		6

First Quarter 2004 Expense		$59

CSX CORPORTATION AND SUBSIDIARIES

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

General

     CSX Corporation (“CSX” or the “Company”) operates one of the largest rail networks in the United States and also arranges for and provides intermodal transportation services across the United States and key markets in Canada and Mexico. Surface Transportation, which includes CSX’s rail and intermodal units, generated revenue of $1.9 billion for the period ended March 26, 2004, compared to $1.8 billion for the same period in 2003. Operating income for Surface Transportation was $151 million for the first quarter of 2004 compared to $169 million in 2003. CSX’s marine operations include an international terminal services company, which operates and develops container terminals, distribution facilities and related terminal activities. In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with the Carlyle Group. CSX also owns and operates the Greenbrier, a AAA Five-Diamond resort located in White Sulphur Springs, West Virginia.

     During the first quarter of 2004, Surface Transportation revenue and volume increased over the prior year comparable quarter due to favorable economic conditions combined with price increases and continued modal conversions from the trucking industry. Surface Transportation operating income was lower than the prior year comparable quarter by $18 million due to $53 million of charges associated with the management restructuring plan. Additionally, the Company continues to experience challenges in train operations.

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

     In addition to reviewing various financial measures, CSX management uses non-financial indicators to monitor performance and operating efficiency of its network. Those include:

		First Quarter
		2004	2003	% Change
Service Measurements	Personal Injury Frequency Index (Per 100 Employees)	2.27	2.27	—%
	FRA Train Accidents Frequency (Per Million Train Miles)	4.85	3.99	(22)
	Average, All Trains (Miles Per Hour)	20.9	21.3	(2)
	Average System Dwell Time (Hours)	27.2	25.0	(9)
	Average Total Cars-On-Line	230,746	231,531	—
	On -Time Originations	52.8%	63.4%	(17)
	On -Time Arrivals	47.4%	60.5%	(22)
	Average Recrews (Per Day)	60.0	46.0	(30)%

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

Surface Transportation, Continued

     The decline in the Company’s non-financial performance measures was reflected in operating expense, which increased $47 million (excluding the $53 million restructuring charge recorded by Surface Transpiration) over the comparable prior year period. The number of injuries per 100 employees stabilized, while the number of FRA-reportable train accidents per million train miles showed a 22% increase from the first quarter of 2003 compared to the same period in 2004. Average train velocity, which is a measure of efficiency, remained relatively constant showing a slight decrease of 2%. The average system dwell time, which measures the amount of time between car arrival and departure from yards, increased 9% from the first quarter of 2003 to 2004. The percent of scheduled trains departing the origin station at or prior to the scheduled departure time and the percent of scheduled trains arriving at the destination station within two hours of the scheduled arrival time both showed declines for the first quarter of 2004 versus the comparable prior quarter. The number of relief crews called per day on average, which is an indicator of network fluidity, showed the largest unfavorable variance, deteriorating over the prior year quarter, 46 to 60.

     CSX management is progressing with its plans to restore operating efficiency. Currently, management is focusing on leveraging existing safety processes, including individual accountability for safety, and improving on-time originations. Increasing on-time originations should help improve other measures such as reliability, dwell-time, on-time arrivals and average recrews.

     External consultants are assisting management with its formal initiative, the CSX ONE PLAN, to rebuild the operating plan for merchandise and automotive freight, reducing terminal handlings and shortening routing miles. In the short-term, the ONE PLAN will concentrate on improving routings for trains that transport shipments from one processing yard to another. Over a longer horizon, the ONE PLAN will evolve into a complete redesign of the operating plan, including yard handling and CSX’s local delivery network.

International Terminals

     CSX World Terminals’ (“CSXWT”) Hong Kong terminal accounted for approximately 62% of CSXWT’s revenues for the first quarter of 2004. The Hong Kong terminal showed volume decrease of 20%, which corresponds with a 21% decrease in revenue versus the first quarter of 2003. Competitive pressures are rising as customers are shifting their traffic from facilities in Hong Kong to newly opened terminals in South China’s Guangdong region. This shift will also translate into reduced volumes and revenue. A significant customer of CSXWT terminated its marine terminal services contract during the first quarter of 2004, which negatively impacted CSXWT’s 2004 first quarter revenues by approximately $6 million. CSXWT anticipates 2004 annual revenues to decline by approximately $51 million as a result of this customer loss. In December 2004, another contract is scheduled to expire. Negotiations are in process to maintain this contract, but if negotiations are unsuccessful, 2005 operating income may be negatively impacted by as much as $20 million. CSXWT expects that it will be able to replace all or substantially all of the lost volume with new customers representing long and short-term commercial commitments. It is too early to establish a timeline under which these expectations will be met. In addition, due to the increased competitive pressures, it is possible that the profit margins achieved in the past will not be realized in the near term.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

International Terminals, Continued

     In addition to volume, CSXWT monitors terminal productivity or port moves per hour. For the quarters ended March 26, 2004 and March 28, 2003, port productivity for some of the main terminals was as follows:

	Lifts Per Hour
			% Improvement
Terminal	2004	2003	(Decline)
Hong Kong, China	38.5	42.5	-9%
Tianjin, China	29.8	34.9	-15%
Adelaide, Australia	21.9	21.6	1%
Germershiem, Germany	27.3	25.6	7%
Cabello, Venezuela	15.4	11.5	34%

     In response to competition in the South China Guangdong region, CSXWT has initiatives in process to maintain and improve its productivity standards. Also, recognizing its need to diversify beyond the Hong Kong terminal, CSXWT has been expanding its capacity and market reach. During 2003, CSX’s minority owned terminal operation located in the Shandong Province of the People’s Republic of China commenced operations. CSXWT has also completed the first phase of its terminal construction in Caucedo, which is located in the Dominican Republic. The Caucedo terminal company is an unconsolidated entity of CSXWT that began operations in December 2003.

RESULTS OF OPERATIONS

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended March 26, 2004 and March 28, 2003, and as of December 26, 2003. In 2004, the fourth quarter ending December 31, 2004, will consist of 14 weeks.

Quarter ended March 26, 2004 compared to March 28, 2003

Consolidated Results

Operating Revenue

     Operating revenue decreased $53 million in the quarter ended March 26, 2004 from the quarter ended March 28, 2003 due principally to the conveyance of CSX Lines in February 2003. During the first quarter of 2003, CSX Lines generated $127 million in revenue. Surface Transportation revenue increased $82 million primarily due to increased volumes and relatively stable pricing in most markets.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Consolidated Results, Continued

Operating Income

     Operating income was $161 million for the quarter ended March 26, 2004, as compared to $177 million for the prior year quarter. Although revenue and volume increased over the prior year comparable quarter, the decline in operating income is principally a result of $59 million of charges associated with management restructuring initiatives.

     The quarter ended March 28, 2003 includes a $1 million decrease in operating income from the conveyance of a majority of CSX’s interest in CSX Lines during the first quarter of 2003, and increased operating expenses at the Surface Transportation Segment, primarily due to increased materials, supplies and other costs, labor and fringe benefit expense and management restructuring charges. The first quarter of 2003 was also impacted by $16 million in expenses relating to the retirement of the Company’s former Chairman and Chief Executive Officer.

Interest Expense

     Interest expense increased $5 million in the quarter ended March 26, 2004, as compared to the prior year quarter due to higher outstanding average debt.

Net Earnings

     CSX’s net earnings were $30 million, or 14 cents per share, in the quarter ended March 26, 2004, compared to earnings of $99 million or 46 cents per share for the same period of the prior year. The decrease is a result of the previously mentioned items. Net earnings for the quarter ended March 28, 2003 included a cumulative effect of an accounting change of $93 million, $57 million after tax, or 26 cents per share representing the reversal of the accrued liability for crosstie removal costs related to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations”.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Consolidated Results, Continued

Segment Results

The following tables provide a detail of operating revenue and expense by segment:

(Dollars in Millions) (Unaudited) (1)

Quarters Ended March 26, 2004 and March 28, 2003

					Surface		International		Eliminations/
	Rail		Intermodal		Transportation		Terminals		Other(2)		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Operating Revenue	$1,605	$1,531	$310	$302	$1,915	$1,833	$48	$56	$—	$127	$1,963	$2,016
Operating Expense
Labor and Fringe	666	648	19	19	685	667	13	13	1	59	699	739
Materials, Supplies and Other	365	339	50	49	415	388	20	19	—	47	435	454
Conrail Rents, Fees & Services	87	86	—	—	87	86	—	—	—	—	87	86
Building and Equipment Rent	102	107	34	31	136	138	2	2	(3)	6	135	146
Inland Transportation	(101)	(99)	175	173	74	74	—	2	—	16	74	92
Depreciation	150	145	10	8	160	153	3	2	2	2	165	157
Fuel	154	158	—	—	154	158	—	—	—	15	154	173
Miscellaneous	—	—	—	—	—	—	2	3	(8)	(11)	(6)	(8)
Restructuring Charge(3)	50	—	3	—	53	—	6	—	—	—	59	—

Total Operating Expense	1,473	1,384	291	280	1,764	1,664	46	41	(8)	134	1,802	1,839

Operating Income (Loss)	$132	$147	$19	$22	$151	$169	$2	$15	$8	$(7)	$161	$177

Operating Ratio	91.8%	90.4%	93.9%	92.7%	92.1%	90.8%	95.8%	73.2%

(1)	Prior periods have been reclassified to conform to the current presentation.

(2)	Eliminations/ Other consists of the following:

(a)	Reclassification of International Terminals minority interest expense

(b)	Operations of CSX Lines for 2003 and gain amortization in both years

(c)	In 2003, expenses related to the retirement of the Company’s former Chairman and Chief Executive Officer

(d)	Other items

(3)	Restructuring charge is for (1) separation expenses related to the management restructuring announced in November 2003 at Surface Transportation and for (2) International Terminals restructuring initiatives in an effort to maintain and improve productivity standards in light of current business conditions.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Surface Transportation Results

     The following tables provide Surface Transportation carload and revenue data by service group and commodity:

SURFACE TRANSPORTATION TRAFFIC AND REVENUE(a)
Loads (Thousands); Revenue (Dollars in Millions)

	First Quarter Loads			First Quarter Revenue
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	120	117	3%	$89	$87	2%
Metals	94	88	7	119	110	8
Forest and Industrial Products	150	148	1	205	195	5
Agricultural and Food	115	115	—	172	168	2
Chemicals	139	137	1	256	250	2
Emerging Markets	112	101	11	117	112	4

	730	706	3	958	922	4
Automotive	125	131	(5)	202	208	(3)
Coal, Coke and Iron Ore
Coal	403	373	8	405	370	9
Coke and Iron Ore	17	12	42	17	13	31

	420	385	9	422	383	10
Other	—	—	—	23	18	28

Total Rail	1,275	1,222	4	1,605	1,531	5

Intermodal
Domestic	254	247	3	192	183	5
International	295	279	6	117	113	4
Other	—	—	—	1	6	(83)

Total Intermodal	549	526	4	310	302	3

Total Surface Transportation	1,824	1,748	4%	$1,915	$1,833	4%

(a) Prior periods have been reclassified to conform to the current presentation.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail

Operating Revenue

     Rail revenue increased $74 million in the quarter ended March 26, 2004 compared to the quarter ended March 28, 2003.

Merchandise

Merchandise again showed strong growth in the first quarter with revenue up 4 percent on volume growth of 3 percent. All markets showed year-over-year improvements in revenue.

•	Phosphates and Fertilizers – Quarterly volume and revenue were favorable versus 2003. Growth was driven by strength in nitrogen, ammonia, potash and sulphur markets. Strength in domestic phosphate rock shipments offset weakness in export phosphates.

•	Metals – Quarterly revenue and volume were favorable 8 percent and 7 percent, respectively, year over year. Continued growth was largely driven by strong global steel demand, particularly from China. The scrap, sheet steel and plate markets have been key growth drivers.

•	Forest and Industrial Products – Construction demand during the first quarter drove continued growth in building products. General economic strength, as well as strength in paper exports, also contributed to both favorable revenue and volume for the quarter.

•	Agricultural and Food – Strong gains in wheat, feed grain, feed ingredients and flour offset weaknesses in exports, alcoholic beverages, sweeteners, and soybeans. The short U.S. soybean crop limited the quantity of beans available for rail moves. Sweeteners continue to be negatively impacted by source shifts and a plant closure.

•	Chemicals – Quarterly volume and revenue were favorable versus 2003. Sulfuric acid enjoyed a 9 percent increase, due in large part to a plant closure and related source shifts favorable to rail. The chlor-alkali market was up 4 percent versus 2003 on account of a rebounding pulp and paper market, as well as continuing strong demand in the PVC resin market. Liquid petroleum gas weakness reflects a slightly warmer winter versus 2003 and domestic supply problems that prompted increased use of offshore product.

•	Emerging Markets – First quarter revenues were up 4 percent on 11 percent volume growth. Double-digit growth was achieved in aggregates, cement, fly ash, municipal solid waste, and automotive shredder residue markets. Military and machinery traffic showed year-over-year weakness during the first quarter, which impacted revenue per carload.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail, Continued

Automotive

Revenue and volume results were unfavorable year over year. Despite a 4 percent increase in vehicle sales year over year, inventories remain high with production flat. Several CSXT-served assembly plants were down for inventory adjustments. Plant closure and industry strikes also negatively impacted performance. Aggressive new vehicle incentives weakened the remarketed vehicle market.

Coal, Coke and Iron Ore

Coal, coke and iron ore experienced 10 percent revenue growth on 9 percent volume growth, primarily due to strength in export, river and southern utilities markets. Strength in export resulted from continued high European steam coal demand and increased demand from Asia. Pricing and modal conversions also contributed to gains. All lines of business experienced favorable year-over-year gains except northern utilities.

Other

Other revenue for 2004 includes $14 million for Four Rivers Transportation (“FRT”), a short-line railroad consolidated in 2004 pursuant to FASB Interpretation No. 46. Prior to 2004, FRT was accounted for under the equity method.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail, Continued

Operating Expense

•	Labor and Fringe expenses increased $18 million in the first quarter of 2004 versus the prior year. The effects of inflation continue to drive labor and fringe expense increases, along with increases in pension and incentive compensation expense of $10 million and the $4 million increase resulting from the consolidation of FRT. These costs were partially offset by benefits realized from reduced staffing levels.

•	Materials, Supplies and Other expenses increased $26 million period over period, primarily due to increased derailment costs and volume related expenses, as well as an increase in expenses related to derailments, property and sales taxes of $6 million and the consolidation of FRT of $5 million.

•	Building and Equipment Rent decreased $5 million primarily due to $6 million in recoveries and settlements offset by unfavorable mix, volume and utilization.

•	Depreciation expenses increased $5 million due to an increase in depreciable base partially offset by revised depreciation rates resulting from the Company’s life study completed in the third quarter of 2003.

•	Fuel expenses decreased $4 million in the first quarter of 2004 as compared to 2003. Favorable developments in fuel prices during the three-month period ended March 26, 2004, versus the comparable period in 2003, were offset by an $11 million increase due to volume and efficiency issues. Additionally, fuel expenses were favorably affected by $8 million of recoveries associated with foreign line fuel billing disputes.

•	Restructuring Charge of $50 million represents the current charge for separation expenses related to the management restructuring announced in November 2003.

Operating Income

     Operating income was $132 million for the quarter ended March 26, 2004 compared to $147 million for the quarter ended March 28, 2003. The decrease of $15 million was primarily attributable to restructuring charges of $53 million.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Intermodal

Operating Revenue

•	Domestic – Revenue growth of 5 percent and volume growth of 3 percent were supported by transloading and new container programs. Strength in the trucking brokerage initiative continued.

•	International – Volumes remained high due to strength of import markets partially offset by loss of transcontinental volume to western carriers.

Operating Expense

     Intermodal operating expenses increased $11 million over the prior year quarter, primarily due to increased train service costs, lift costs and inland transportation charges associated with higher volumes.

Operating Income

     Intermodal operating income was $19 million and $22 million for the quarters ended March 26, 2004 and March 28, 2003, respectively.

International Terminals Results

Operating Revenue

     Revenue decreased $8 million to $48 million for the first quarter of 2004, compared to $56 million in the comparable prior year quarter, primarily due to the loss of a significant customer of CSXWT’s Hong Kong operations.

Operating Expense

     Expense increased $5 million to $46 million for the first quarter of 2004, compared to $41 million in the prior quarter, primarily attributable to $6 million in restructuring charges recorded related to initiatives to maintain and improve productivity standards in light of a current business conditions.

Operating Income

     Operating income decreased $13 million for the first quarter of 2004, as compared to the prior quarter.

CSX CORPORTATION AND SUBSIDIARIES
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

     SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation)

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under the new guidance, CSX consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. The consolidation of FRT did not have a material impact on the Company’s financial statements.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $79 million to $447 million, from $368 million at December 26, 2003. Primary sources of cash and cash equivalents during the three months ended March 26, 2004 include normal transportation operations supplemented by $100 million and $50 million in bank and commercial paper borrowings, respectively. Property additions, included in cash used in investing activities, increased $114 million over the prior year comparable quarter due principally to purchases of locomotives.

     The Company has a $1 billion five-year revolving credit facility and a $345 million 364-day revolving credit facility. Generally, these facilities may be used to support the Company’s commercial paper, working capital and other general corporate purposes. Under both facilities, the Company pays annual fees to the participating banks. Under the five-year facility, the Company pays annual fees depending on the Company’s credit rating. Currently, $345 million 364-day revolving credit facility matures on May 12, 2004. The $1 billion five-year revolving credit facility matures on June 8, 2006. As of March 26, 2004, the Company had no borrowings outstanding under these facilities and $50 million in commercial paper borrowings outstanding. The Company had no borrowings outstanding under these facilities and no commercial paper borrowings outstanding at December 26, 2003.

     As of March 26, 2004, CSX Corporation’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and by Moody’s Investor Service, respectively. In the event CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, the Company’s undrawn borrowing costs under the $1.0 billion revolving credit facility would not materially increase. However, at March 26, 2004, the Company had no borrowings outstanding under these credit facilities. The Company’s short-term commercial paper program is rated A-3 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. Standard and Poor’s recently lowered the Company’s short-term rating to A-3. This increases the Company’s borrowing costs in the commercial paper market and reduces the Company’s access to these funds because of the more limited demand for A-3 commercial paper. The Company had $50 million of commercial paper borrowings outstanding at March 26, 2004 at a weighted average interest rate of 1.11%. There were no commercial paper borrowings outstanding at December 26, 2003.

     Outstanding debt obligations of $300 million mature on May 3, 2004. The Company intends to settle these obligations with cash and short-term investments on hand, borrowings under existing credit facilities, or a combination thereof.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES, Continued

     CSX’s working capital deficit at March 26, 2004 was $334 million, compared to $307 million at December 26, 2003. A working capital deficit is not unusual for the Company and other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

FINANCIAL DATA

	March 26,		December 26,
(Dollars in Millions)	2004		2003
Cash, Cash Equivalents and Short-Term Investments	$447		$368
Working Capital (Deficit)	$(334)		$(307)
Current Ratio	0.9		0.9
Debt Ratio	51%		51%
Ratio of Earnings to Fixed Charges	1.3	x	1.5	x

FACTORS EXPECTED TO INFLUENCE 2004

     As more fully discussed in the Company’s most recent Annual Report and Form 10-K, management believes that in addition to general economic factors, including variability in the cost of fuel, there are several key factors that may influence 2004 operating results. These include the Company’s ability to improve operating efficiency in Surface Transportation while maintaining volume, the Company’s ability to effectively implement its management restructuring program and the ability of the Company to replace, in both the long and short-term, business lost due to competitive pressures in the Hong Kong terminals market. Additionally, the Company faces inherent business risks of exposure to property damage and personal injury claims in the event of train accidents, including derailments.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

     See background, accounting and financial reporting effects and summary financial information in Note 6, Investment In and Integrated Rail Operations with Conrail.

Conrail’s Results of Operations

     Conrail reported net income of $44 million in the first quarter of 2004, compared to $77 million in the prior year quarter. Operating revenues increased $4 million to $230 million for the period ended March 26, 2004, while operating expenses decreased $2 million for the same period. Net income for the quarter ended March 28, 2003, included a cumulative effect of accounting change benefit of $40 million resulting from the adoption of SFAS 143, “Accounting for Asset Retirement Obligations”.

     In June 2003, CSX, NS and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and NSR, of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). The ownership of NYC and PRR would ultimately be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Asset Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the Internal Revenue Service (“IRS”) qualifying the transaction as a non-taxable distribution were received in November 2003. On April 23, 2004, CSXT and NSR each filed a Registration Statement on Form S-4 with the Securities and Exchange Commission (“SEC”) that describes an offer to exchange new unsecured securities of subsidiaries of CSXT and NSR and cash for unsecured securities of Conrail. The filings initiate the final stage in implementing the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed June 4, 2003 with the STB. The transaction remains subject to a number of other conditions.

     If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in an approximate 42%/58% ratio along with cash payments in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR. CSXT will record this transaction at fair value based on the results of an independent valuation.

     CSX, NS and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities of NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Asset Areas.

CSX CORPORTATION AND SUBSIDIARIES
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

Casualty, Legal and Environmental Reserves

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. These reserves are recorded upon the first reporting of a claim, and estimates are updated as information develops. The amount of liability accrued is based on the type and severity of the claim, and an estimate of future claims development based on current trends and historical data. The Company believes it has recorded liabilities in sufficient amounts to cover all identified claims and estimates of incurred but not reported personal injury claims for the next seven years. The Company is assisted by third party professionals to work with it to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities. Other occupational claims include allegations of exposure to certain materials in the work place, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OTHER MATTERS, Continued

     Estimates for all of these claims are subject to significant uncertainty relating to the outcomes of negotiated settlements and other developments and are not suited to subjecting to a sensitivity analysis. As facts and circumstances change, the Company may have to change its estimates, and changes could have a material impact on the Company’s financial results. Events such as adverse verdicts, catastrophic accidents and legal settlements will cause the Company to revise its estimated liabilities, which the Company reviews and appropriately adjusts quarterly. Personal and occupational injury liabilities amount to $844 million and $864 million at March 26, 2004 and December 26, 2003, respectively. (See Note 12, Casualty, Environmental and Other Reserves).

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

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board alleging that certain CSXT common carrier coal rates were unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company’s financial position.

Environmental Reserves

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 230 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

CSX CORPORTATION AND SUBSIDIARIES
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

     Based on the review process, CSXT has recorded reserves to cover estimated future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at March 26, 2004, and December 26, 2003 were $47 million and $45 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. During 2003, the Company increased its estimate for environmental liabilities by a net $10 million due to continuing evaluation of the adequacy of the reserve. The majority of the December 26, 2003 environmental liability is expected to be paid over the next seven years.

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

CSX CORPORTATION AND SUBSIDIARIES
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

CSX CORPORTATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

FORWARD LOOKING STATEMENTS, Continued

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

     The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. As of March 26, 2004, the Company had various interest rate swap agreements on $1.25 billion of its outstanding notes payable. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $13 million on an annual basis.

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of March 26, 2004, CSX has hedged approximately 22% and 32% of expected requirements for 2004 and 2005, respectively. The Company expects that by the end of 2004 the programs will result in an increase in the amount of fuel hedged to approximately 76% of 2005 annual purchases. At March 26, 2004, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $3 million. The Company is subject to risk relating to changes in the price of diesel fuel. As of March 26, 2004, the Company had not entered into any long-term commitments for forward fuel purchases. The Company’s rail unit average annual fuel consumption is approximately 617 million gallons. A one-cent change in the price per gallon of fuel would impact fuel expense by approximately $5 million.

     The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

     Exclusive of derivative contracts that swap fixed rate notes to floating interest rates, at March 26, 2004 and December 26, 2003, CSX had approximately $362 million and $714 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would on average affect annual interest expense by approximately $4 million.

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

CSX CORPORATION AND SUBSIDIARIES

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     As of March 26, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 26, 2004. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to CSX’s settlements and other legal proceedings, see Note 13.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.1*	Employment agreement with Tony L. Ingram

10.2*	Retirement and Separation Agreement with P. Michael Giftos

31.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

NONE.

* Filed herewith

CSX CORPORATION AND SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE

Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 28, 2004