Form 10-Q
period 2004-06-25
CSX CORP
filed 2004-07-29
CIK 277948

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 25, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 1-8022

CSX CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	62-1051971 (I.R.S. Employer Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL (Address of principal executive offices)	32202 (Zip Code)

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
Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 25, 2004: 214,814,160 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2004
INDEX

CSX CORPORATION AND SUBSIDIARIES

ITEM I: FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions, Except Per Share Amounts)	2004	2003	2004	2003
Operating Revenue	$2,033	$1,942	$3,996	$3,958
Operating Expense	1,742	1,657	3,544	3,496

Operating Income	291	285	452	462
Other Income (Expense)	2	19	(8)	9
Interest Expense	109	105	217	208

Earnings before Income Taxes and Cumulative Effect of Accounting Change	184	199	227	263
Income Tax Expense	65	72	78	94

Earnings before Cumulative Effect of Accounting Change	119	127	149	169
Cumulative Effect of Accounting Change - Net of Tax	—	—	—	57

Net Earnings	$119	$127	$149	$226

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.55	$0.59	$0.69	$0.79
Cumulative Effect of Accounting Change	—	—	—	0.26

Net Earnings	$0.55	$0.59	$0.69	$1.05

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.55	$0.59	$0.69	$0.79
Cumulative Effect of Accounting Change	—	—	—	0.26

Net Earnings	$0.55	$0.59	$0.69	$1.05

Average Common Shares Outstanding (Thousands)	214,734	213,849	214,702	213,857

Average Common Shares Outstanding, Assuming Dilution (Thousands)	215,149	214,297	215,151	214,230

Cash Dividends Paid Per Common Share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

Consolidated Balance Sheets (Unaudited)

	June 25,	December 26,
(Dollars in Millions)	2004	2003
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$728	$368
Accounts Receivable - Net	1,215	1,163
Materials and Supplies	174	170
Deferred Income Taxes	128	136
Other Current Assets	129	66

Total Current Assets	2,374	1,903
Properties	19,719	19,267
Accumulated Depreciation	5,825	5,537

Properties - Net	13,894	13,730
Investment in Conrail	4,691	4,678
Affiliates and Other Companies	505	515
Other Long-term Assets	988	934

Total Assets	$22,452	$21,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$863	$827
Labor and Fringe Benefits Payable	395	397
Casualty, Environmental and Other Reserves	284	280
Current Maturities of Long-term Debt	110	426
Short-term Debt	704	2
Income and Other Taxes Payable	126	123
Other Current Liabilities	111	155

Total Current Liabilities	2,593	2,210
Casualty, Environmental and Other Reserves	816	836
Long-term Debt	6,901	6,886
Deferred Income Taxes	3,881	3,752
Other Long-term Liabilities	1,592	1,623

Total Liabilities	15,783	15,307

Shareholders’ Equity:
Common Stock, $1 Par Value	216	215
Other Capital	1,591	1,579
Retained Earnings	5,065	4,957
Accumulated Other Comprehensive Loss	(203)	(298)

Total Shareholders’ Equity	6,669	6,453

Total Liabilities and Shareholders’ Equity	$22,452	$21,760

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements (Unaudited)

	Six Months Ended
	June 25,	June 27,
(Dollars in Millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$149	$226
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Cumulative Effect of Accounting Change - Net of Tax	—	(57)
Depreciation	332	322
Deferred Income Taxes	67	98
Restructuring Charge	74	—
Other Operating Activities	(44)	16
Changes in Operating Assets and Liabilities:
Accounts Receivable	(47)	(65)
Termination of Accounts Receivable	—	(380)
Other Current Assets	(18)	(42)
Accounts Payable	31	(15)
Other Current Liabilities	(25)	(138)

Net Cash Provided by (Used in) Operating Activities	519	(35)

INVESTING ACTIVITIES
Property Additions	(484)	(479)
Net Proceeds from Divestitures	—	214
Short-term Investments - Net	(75)	—
Other Investing Activities	(37)	(20)

Net Cash Provided by (Used in) Investing Activities	(596)	(285)

FINANCING ACTIVITIES
Short-term Debt - Net	702	561
Long-term Debt Issued	62	83
Long-term Debt Repaid	(379)	(218)
Dividends Paid	(43)	(43)
Other Financing Activities	3	(16)

Net Cash Provided by Financing Activities	345	367

Net Increase (Decrease) in Cash and Cash Equivalents	268	47
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	296	127

Cash and Cash Equivalents at End of Period	564	174
Short-term Investments at End of Period	164	137

Cash, Cash Equivalents and Short-term Investments at End of Period	$728	$311

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at June 25, 2004 and December 26, 2003, and the results of its operations and cash flows for the quarters and six months ended June 25, 2004 and June 27, 2003, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2004 presentation.

     The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K, 2004 First Quarterly Report on Form 10-Q and any Current Reports on Form 8-K.

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended June 25, 2004 and June 27, 2003, the 26-week periods ended June 25, 2004 and June 27, 2003, and as of December 26, 2003. In 2004, the fourth quarter ended December 31, 2004, consists of 14 weeks.

     Other comprehensive income for the second quarter of 2004 was $28 million, after tax resulting from the increase in fair value of fuel derivative instruments. Other comprehensive income for the six months ended June 25, 2004 was $95 million after tax resulting from the increase in fair value of fuel derivative instruments and a reduction in the Company’s additional minimum pension liability. (See Note 10, Derivative Financial Instruments.) Other comprehensive income approximates net earnings for the quarter and six months ended June 27, 2003.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Numerator (Millions):
Net Earnings Before Cumulative
Effect of Accounting Change	$119	$127	$149	$169
Denominator (Thousands):
Average Common Shares Outstanding	214,734	213,849	214,702	213,857
Effect of Potentially Dilutive Common Shares	415	448	449	373

Average Common Shares Outstanding, Assuming Dilution	215,149	214,297	215,151	214,230

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.55	$0.59	$0.69	$0.79
Assuming Dilution, Before Cumulative Effect of Accounting Change	$0.55	$0.59	$0.69	$0.79

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 2. EARNINGS PER SHARE, Continued

     Earnings per share are based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, are based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares, mainly arising from employee stock options. Potentially dilutive common shares of CSX include stock options and awards, and common stock that would be issued relating to convertible long-term debt. During the quarter and six months ended June 25, 2004, 114 thousand and 192 thousand options, respectively, were exercised. During the quarter and six months ended June 27, 2003, 174 thousand and 176 thousand options, respectively, were exercised.

     Certain potentially dilutive common shares at June 25, 2004 and June 27, 2003 were not included in the computation of earnings per share, assuming dilution, since their exercise or conversion prices were greater than the average market price of the common shares during the period and, therefore, their effect is antidilutive. These potentially dilutive common shares were as follows:

	Quarters Ended
	June 25,	June 27,
	2004	2003
Number of Shares (Millions)	32	34
Average Exercise / Conversion Price	$45.38	$45.83

     Potentially dilutive common shares include approximately 10 million shares associated with convertible long-term debt with a current conversion price of $55.39. A substantial increase in the fair market value of the Company’s stock price could negatively impact earnings per share if these shares were to become dilutive.

NOTE 3. DEBT AND CREDIT AGREEMENTS

     The Company had $301 million of commercial paper borrowings outstanding at June 25, 2004 at a weighted average interest rate of 1.37%. There was no commercial paper outstanding as of December 26, 2003.

     On February 20, 2004, the Company executed a $100 million credit agreement that matures February 25, 2005. Borrowings under the facility bear interest at a rate that varies with LIBOR plus an applicable spread. As of June 25, 2004, the Company had $100 million in aggregate principal amount outstanding under this agreement.

     On June 21, 2004, the Company executed a $300 million credit agreement that matures December 29, 2004. Borrowings under the facility bear interest at a rate that varies with LIBOR plus an applicable spread. As of June 25, 2004, the Company had $300 million in aggregate principal amount outstanding under this agreement.

     The weighted average interest rate on short-term borrowings outstanding, including commercial paper, was 1.55% as of June 25, 2004. The Company had no short-term borrowings outstanding as of December 26, 2003.

     The Company has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2005. The facilities were entered into in May 2004 on terms substantially similar to the facilities they replaced a $345 million unsecured revolving credit facility that expired in May 2004 and a $1.0 billion unsecured revolving credit facility that would have expired in May 2006. Generally, these facilities may be used for general corporate purposes, to support the Company’s commercial paper, and for working capital. None of the credit facilities were drawn on as of June 25, 2004. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. Similar to the credit facilities they replaced, these credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. At June 25, 2004, the Company was in compliance with all covenant requirements under the facilities.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4. DIVESTITURES

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee / sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12-year sub-lease term. The securities have a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon.

     On July 7, 2004, Horizon completed a merger with a third party, and CSX received $59 million, which included $52 million for the purchase of its ownership interest in Horizon and a performance payment of $7 million. However, CSX or one of its affiliates will continue to remain a lessee or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 13, Commitments and Contingencies.)

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

     SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation.)

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5. NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES, Continued

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under that guidance, CSX consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. Other income includes net equity earnings for the quarter and six months ended June 27, 2003. The following table indicates the impact of consolidating FRT in 2004 compared to equity method accounting in 2003.

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
Revenues	$16	$—	$30	$—
Operating Expense	8	—	18	—
Net Equity Earnings	—	1	—	2
Net Income	2	—	3	—

	June 25,	December 26
(Dollars in Millions)	2004	2003
Current Assets	$25	$—
Long-term Assets	145	44
Current Liabilities	26	—
Long-term Liabilities	98	—

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
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

     CSX Transportation, Inc. (“CSXT”), the rail subsidiary of CSX, and Norfolk Southern Railway Company (“NSR”), the rail subsidiary of NS, each operate separate portions of the Conrail system pursuant to various operating agreements. Under these agreements, the railroads pay operating fees to Conrail for the use of right-of-way and rent for the use of equipment. Conrail continues to provide rail services in certain shared geographic areas (“Shared Assets Areas”) for the joint benefit of CSXT and NSR, for which it is compensated on the basis of usage by the respective railroads.

     In June 2003, CSX, NS and Conrail jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and NSR, of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). The ownership of NYC and PRR would ultimately be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the Internal Revenue Service (“IRS”) qualifying the transaction as a non-taxable distribution were received in November 2003. On July 26, 2004, CSXT launched an exchange offer pursuant to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) that describes the offer to exchange new unsecured securities of subsidiaries of CSXT and NSR and cash for unsecured securities of Conrail. The exchange offer, which is subject to a number of conditions, will be the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed with the STB.

     If all necessary conditions are satisfied, unsecured debt securities of newly formed subsidiaries of CSXT and NSR would be offered in an approximate 42%/58% ratio along with cash payments in exchange for Conrail’s unsecured debentures. The debt securities issued by its respective subsidiary would be fully and unconditionally guaranteed by CSXT or NSR. Upon completion of the proposed transaction, the subsidiaries would be merged into CSXT and NSR, respectively, and the new debt securities thus would become direct unsecured obligations of CSXT or NSR. Conrail’s secured debt and lease obligations will remain obligations of Conrail and are expected to be supported by new leases and subleases which, upon completion of the proposed transaction, would be the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR. CSXT will record this transaction at fair value based on the results of an independent valuation. The preliminary results of an appraisal of the NYC properties indicate that their aggregate fair value will likely exceed CSX’s carrying amount.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     CSX, NS and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities of NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Assets Areas.

Accounting and Financial Reporting Effects

     CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail.

2.	Equipment rental payments to Conrail.

3.	Transportation, switching and terminal service charges provided by Conrail in the Shared Assets Areas that Conrail operates for the joint benefit of CSX and NS.

4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.

5.	CSX’s 42% share of Conrail’s income before cumulative effect of accounting change recognized under the equity method of accounting.

     The effective tax rate for CSX is lower in the first six months of 2004 due, in part, to equity in earnings from Conrail representing a larger percentage of earnings compared to the first six months of 2003.

Detail of Conrail Rents, Fees and Services

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
Rents, Fees and Services	$90	$89	$182	$176
Purchase Price Amortization and Other	11	14	25	29
Equity in Income of Conrail	(19)	(16)	(38)	(32)

Total Conrail	$82	$87	$169	$173

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information

     Summary financial information for Conrail for its fiscal periods ended June 30, 2004 and 2003, and at December 31, 2003, is as follows:

	Quarters Ended		Six Months Ended
	June 30		June 30
(Dollars in Millions)	2004	2003	2004	2003
Income Statement Information:
Revenues	$236	$231	$466	$457
Expenses	162	165	323	328

Operating Income	$74	$66	$143	$129

Income before Cumulative Effect of Accounting Change	$49	$39	$94	$76

Cumulative Effect of Accounting Change - Net of Tax	—	—	(1)	40

Net Income	$49	$39	$93	$116

	June 30,	December 31,
(Dollars in Millions)	2004	2003
Balance Sheet Information:
Current Assets	$278	$257
Property and Equipment and Other Assets	7,989	7,959

Total Assets	$8,267	$8,216

Current Liabilities	$251	$279
Long-term Debt	1,078	1,067
Other Long-term Liabilities	2,391	2,416

Total Liabilities	3,720	3,762
Stockholders’ Equity	4,547	4,454

Total Liabilities and Stockholder’s Equity	$8,267	$8,216

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
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

	June 25,	December 26,
(Dollars in Millions)	2004	2003
CSX Payable to Conrail	$70	$71
Conrail Advances to CSX	$577	$515
Interest Rates on Conrail Advances to CSX	1.96%	1.66%

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2004	2003	2004	2003
Interest Expense Related to Conrail Advances	$2	$2	$4	$4

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

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

     As of June 27, 2003, CSXT discontinued its accounts receivable securitization program. Prior to June 27, 2003, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT. There were no net losses associated with the sale of receivables for the quarter or six months ended June 25, 2004. Net losses associated with the sale of receivables were $4 million and $10 million for the quarter and six months ended June 27, 2003.

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	June 25,	December 26,
(Dollars in Millions)	2004	2003
Allowance for Doubtful Accounts	$69	$71

NOTE 8. OPERATING EXPENSE

     Operating expense consists of the following:

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
Labor and Fringe	$686	$677	$1,385	$1,416
Materials, Supplies and Other	439	396	874	850
Conrail Rents, Fees and Services	82	87	169	173
Building and Equipment Rent	142	130	277	276
Inland Transportation	70	79	144	171
Depreciation	162	160	327	317
Fuel	151	136	305	309
Miscellaneous	(5)	(8)	(11)	(16)
Restructuring Charges	15	—	74	—

Total	$1,742	$1,657	$3,544	$3,496

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 8. OPERATING EXPENSE, Continued

     Operating expenses include amounts from the Company’s domestic container-shipping subsidiary, CSX Lines, through February of 2003, when most of CSX’s interest in the entity was conveyed to a new venture. (See Note 4, Divestitures.)

NOTE 9. OTHER INCOME (EXPENSE)

     Other income (expense) consists of the following:

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
Interest Income	$5	$4	$8	$8
Income (Loss) from Real Estate and Resort Operations	5	32	(2)	33
Discounts on Sales of Accounts Receivable	—	(4)	—	(10)
Minority Interest	(8)	(9)	(17)	(20)
Equity Loss of Other Affiliates	—	—	(1)	—
Miscellaneous	—	(4)	4	(2)

Total	$2	$19	$(8)	$9

Gross Revenue from Real Estate and Resort
Operations Included in Other Income	$50	$75	$77	$110

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS

     CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps

     CSX has entered into various interest rate swap agreements on the following fixed rate notes:

	Notional Amount	Fixed Interest
Maturity Date	(Millions)	Rate
June 22, 2005	$50	6.46%
August 15, 2006	300	9.00%
May 1, 2007	450	7.45%
May 1, 2032	150	8.30%

Total/Average	$950	8.02%

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

     Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $27 million and $55 million for the fair market value of the interest rate swap agreements at June 25, 2004 and December 26, 2003, respectively.

     The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Cash Flow Statement. For the three month and six month periods ended June 25, 2004, the Company reduced interest expense by approximately $8 million and $21 million, respectively, as a result of the interest rate swap agreements that were in place during each period. For the quarter and six month periods ended June 27, 2003, the Company reduced interest expense by approximately $11 million and $22 million, respectively. Fair value adjustments are noncash transactions and, accordingly, are excluded from the Cash Flow Statement.

     The counterparties to the interest rate swap agreements expose the Company to credit loss in the event of nonperformance. The Company does not anticipate nonperformance by the counterparties.

Fuel Hedging

     In the third quarter of 2003, CSX began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of outstanding fuel swaps:

June 25,
2004
Approximate Gallons Hedged (Millions)	461
Average Price Per Gallon	$0.79
Swap Maturities	June 2004 - June 2006

	2004	2005	2006
Estimated % of Future Fuel Purchases Hedged at June 25, 2004	33%	48%	20%

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter and six months ended June 25, 2004 by $4 million. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. Accumulated Other Comprehensive Loss included a gain of approximately $47 million and $6 million as of June 25, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Fair value adjustments are noncash transactions and, accordingly, are excluded from the Cash Flow Statement.

     The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of nonperformance. The Company does not anticipate nonperformance by the counterparties.

NOTE 11. STOCK-BASED COMPENSATION

     Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, expense of $2 million and $10 million was recognized in the quarter and six months ended June 25, 2004, respectively, for stock options granted in May 2003. Stock compensation expense includes $6 million recorded in conjunction with the Company’s management restructuring for the six month period ended June 25, 2004 (See Note 17, Management Restructuring), related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. STOCK-BASED COMPENSATION, Continued

     The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Quarters Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions, Except Per Share Amounts)	2004	2003	2004	2003
Net Earnings - As Reported	$119	$127	$149	$226
Add (Deduct): Stock-Based Employee Compensation Expense (Credit) Included in Reported Net Income - Net of Related Tax Effects	2	1	7	(1)
Deduct: Total Stock Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards - Net of Related Tax Effects	(7)	(9)	(20)	(14)

Pro Forma Net Earnings	$114	$119	$136	$211

Earnings Per Share:
Basic - As Reported	$0.55	$0.59	$0.69	$1.05
Basic - Pro Forma	$0.53	$0.56	$0.63	$0.99
Diluted - As Reported	$0.55	$0.59	$0.69	$1.05
Diluted - Pro Forma	$0.53	$0.56	$0.63	$0.98

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

     Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	June 25, 2004			December 26, 2003
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$189	$645	$834	$198	$665	$863
Separation	65	148	213	52	156	208
Environmental	30	23	53	30	15	45

Total	$284	$816	$1,100	$280	$836	$1,116

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
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

     The methodology used by the third party to project future occupational injury claims was based largely on CSX’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSX believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable. CSX’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $338 million at June 25, 2004, compared to $357 million at December 26, 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Casualty Reserves, Continued

     A summary of existing claims activity is as follows:

	Six Months Ended	Fiscal Year Ended
	June 25, 2004	December 26, 2003
Asserted Claims:
Open Claims - Beginning of Period	12,904	14,278
New Claims Filed	550	2,368
Claims Settled	(1,713)	(3,382)
Claims Dismissed	(144)	(360)

Open Claims - End of Period	11,597	12,904

     Approximately 5,600 of the open claims at June 25, 2004 are asbestos claims against the Company’s previously owned international container-shipping business, Sea-Land. Because the Sea-Land claims are claims against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The remaining open claims have been asserted against CSXT. The Company had approximately $13 million reserved for the Sea-Land claims at June 25, 2004 and December 26, 2003.

     Personal Injury

     CSX retains an independent actuarial firm to assess the value of CSX’s personal injury portfolio. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSX’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process.

     Separation Liability

     Separation liabilities at June 25, 2004, and December 26, 2003, include productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable under the Company’s management restructuring programs. (See Note 17, Management Restructuring.)

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
ITEM I: FINANCIAL STATEMENTS
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

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at June 25, 2004, and December 26, 2003 were $53 million and $45 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the June 25, 2004 environmental liability is expected to be paid over the next seven years.

     The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to take remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

NOTE 13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $2.6 billion. The long-term maintenance program is intended to provide CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $38 million and $75 million during the quarter and six month periods ended June 25, 2004, respectively. During the quarter and six months periods ended June 27, 2003, the Company paid $33 million and $66 million, respectively.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES, Continued

Self-Insurance

     The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

Guarantees

     The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by CSX in its business operations. Utilizing a CSX guarantee for these obligations allows CSX to take advantage of lower interest rates and obtain other favorable terms when negotiating leases or financing debt. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment or to perform certain actions to the guaranteed party based on another entity’s failure to perform. CSX’s guarantees can be segregated into three main categories:

1.	Guarantees of approximately $440 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities for those obligations.

2.	Guarantees of approximately $74 million, of which $14 million may be recovered from other shareholders, relating to construction and cash deficiency support guarantees at several of the Company’s international terminal locations under development. The non-performance of one of its partners, cost overruns or non-compliance with financing loan covenants could cause the Company to have to perform under these guarantees. The Company estimates it will be required to make equity contributions ranging between $5 million and $7 million under these guarantees in 2004 and 2005.

3.	Guarantees of approximately $299 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines in February 2003, as discussed in Note 4, Divestitures.

The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES, Continued

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the U.S. Surface Transportation Board (“STB”) alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome with respect to the phase-in would not have a material effect on the Company’s financial position.

Contract Settlement

     In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized over the contract period, which ends in 2020. The second payment of $23 million was received in 2003 and will be recognized over the contract period which ends in 2020. The results of this settlement will provide an average of approximately $3 million in annual pretax earnings through 2020.

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

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. BUSINESS SEGMENTS

     The Company operates in three business segments: rail, intermodal, and international terminals. The rail segment provides rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America. The international terminals segment operates container freight terminal facilities and related businesses in Asia, Europe, Australia, Latin America and the United States. The Company’s segments are strategic business units that offer different services and are managed separately. The rail and intermodal segments are viewed on a combined basis as Surface Transportation operations.

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

     Business segment information for the quarters ended June 25, 2004 and June 27, 2003 is as follows:

	Surface Transportation
				International
(Dollars in Millions)	Rail	Intermodal	Total	Terminals	Other(1)	Total
Quarter Ended June 25, 2004
Revenues from External Customers	$1,672	$323	$1,995	$38	$—	$2,033
Intersegment Revenues	—	—	—	—	—	—
Segment Operating Income	249	31	280	6	5	291
Assets	13,119	623	13,742	1,045	—	14,787
Quarter Ended June 27, 2003
Revenues from External Customers	$1,573	$314	$1,887	$54	$1	$1,942
Intersegment Revenues	—	—	—	—	—	—
Segment Operating Income	232	27	259	17	—	276
Assets	13,530	566	14,096	984	—	15,080
Six Months Ended June 25, 2004
Revenues from External Customers	$3,277	$633	$3,910	$86	$—	$3,996
Intersegment Revenues	—	—	—	—	—	—
Segment Operating Income	381	50	431	8	13	452
Assets	13,119	623	13,742	1,045	—	14,787
Six Months Ended June 27, 2003
Revenues from External Customers	$3,104	$616	$3,720	$110	$128	$3,958
Intersegment Revenues	—	4	4	—	—	4
Segment Operating Income	379	49	428	32	1	461
Assets	13,530	566	14,096	984	—	15,080

(1)	Prior to the conveyance of CSX Lines, it was a segment of CSX and was presented with international terminals on a combined basis, as the Marine Services operations of the Company. Results for CSX Lines are now presented in the Other column.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. BUSINESS SEGMENTS, Continued

     A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Quarter Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
(Dollars in Millions)	2004	2003	2004	2003
Revenues:
Total External Revenues for Business Segments	$2,033	$1,942	$3,996	$3,958
Intersegment Revenues for Business Segments	—	—	—	4
Elimination of Intersegment Revenues	—	—	—	(4)

Total Consolidated Revenues	$2,033	$1,942	$3,996	$3,958

Operating Income:
Total Operating Income for Business Segments	$286	$276	$439	$461
Reclassification of Minority Interest Expense for International Terminals Segment	4	10	10	19
Unallocated Corporate Expenses	1	(1)	3	(18)

Total Consolidated Operating Income	$291	$285	$452	$462

Assets:
Assets for Business Segments	$14,787	$15,080
Investment in Conrail	4,691	4,658
Elimination of Intersegment Payables (Receivables)	131	(141)
Non-segment Assets	2,843	1,942

Total Consolidated Assets	$22,452	$21,539

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA

     During 1987, Sea-Land entered into agreements to sell and lease back, by charter, three new U.S.–built, U.S.–flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters, which, along with the container ships, serve as collateral for debt securities registered with the SEC. As noted in Note 3 of the CSX 2003 Annual Report, Divestitures, CSX agreed to convey certain assets of CSX Lines to Horizon Lines LLC. These obligations are not part of this transaction and another CSX entity, CSX Vessel Leasing, became the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and obligor are as follows (Certain prior year amounts have been reclassified to conform to the 2004 presentation):

Consolidating Income Statement

	CSX	CSX Vessel
(Dollars in Millions)	Corporation	Leasing	Other	Eliminations	Consolidated
Quarter Ended June 25, 2004
Operating Revenue	$—	$—	$2,047	$(14)	$2,033
Operating Expense	(38)	—	1,791	(11)	1,742

Operating Income (Loss)	38	—	256	(3)	291
Equity in Earnings of Subsidiaries	169	—	—	(169)	$—
Other Income (Expense)	(8)	2	13	(5)	$2
Interest Expense	101	—	16	(8)	109

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	98	2	253	(169)	$184
Income Tax Expense (Benefit)	(21)	—	86	—	65

Net Earnings (Loss)	$119	$2	$167	$(169)	$119

	CSX	CSX Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
Quarter Ended June 27, 2003
Operating Revenue	$—	$—	$1,955	$(13)	$1,942
Operating Expense	(40)	—	1,708	(11)	1,657

Operating Income (Loss)	40	—	247	(2)	285
Equity in Earnings of Subsidiaries	176	—	—	(176)	—
Other Income (Expense)	(16)	1	39	(5)	19
Interest Expense	91	—	21	(7)	105

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	109	1	265	(176)	199
Income Tax Expense (Benefit)	(18)	—	90	—	72

Net Earnings (Loss)	$127	$1	$175	$(176)	$127

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Income Statement

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended June 25, 2004
Operating Revenue	$—	$—	$4,034	$(38)	$3,996
Operating Expense	(63)	—	3,640	(33)	3,544

Operating Income (Loss)	63	—	394	(5)	452
Equity in Earnings of Subsidiaries	254	—	—	(254)	$—

Other Income (Expense)	(17)	2	17	(10)	$(8)
Interest Expense	198	—	34	(15)	217

Earnings (Loss) before Income Taxes	102	2	377	(254)	$227
Income Tax Expense (Benefit)	(47)	—	125	—	78

Earnings Before Cumulative Effect of Accounting Change	149	2	252	(254)	149
Cumulative Effect of Accounting Change - Net of Tax	—	—	—	—	—

Net Earnings (Loss)	$149	$2	$252	$(254)	$149

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended June 27, 2003
Operating Revenue	$—	$—	$4,003	$(45)	$3,958
Operating Expense	(77)	—	3,614	(41)	3,496

Operating Income (Loss)	77	—	389	(4)	462
Equity in Earnings of Subsidiaries	326	—	—	(326)	—
Other Income (Expense)	(31)	1	52	(13)	9
Interest Expense	183	—	42	(17)	208

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	189	1	399	(326)	263
Income Tax Expense (Benefit)	(37)	—	131	—	94

Earnings Before Cumulative Effect of Accounting Change	226	1	268	(326)	169
Cumulative Effect of Accounting Change - Net of Tax	—	—	57	—	57

Net Earnings (Loss)	$226	$1	$325	$(326)	$226

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

(Dollars in Millions)	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
June 25, 2004
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,643	$46	$(961)	$—	$728
Accounts Receivable - Net	91	13	1,019	92	1,215
Materials and Supplies	—	—	174	—	174
Deferred Income Taxes	13	—	115	—	128
Other Current Assets	1	—	256	(128)	129

Total Current Assets	1,748	59	603	(36)	2,374
Properties	25	—	19,694	—	19,719
Accumulated Depreciation	24	—	5,801	—	5,825

Properties - Net	1	—	13,893	—	13,894
Investment in Conrail	326	—	4,365	—	4,691
Affiliates and Other Companies	—	—	543	(38)	505
Investment in Consolidated Subsidiaries	12,761	—	392	(13,153)	—
Other Long-term Assets	1,139	—	497	(648)	988

Total Assets	$15,975	$59	$20,293	$(13,875)	$22,452

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$104	$—	$666	$93	$863
Labor and Fringe Benefits Payable	5	—	390	—	395
Payable to Affiliates	—	—	127	(127)	—
Casualty, Environmental and Other Reserves	7	—	277	—	284
Current Maturities of Long-term Debt	—	—	110	—	110
Short-term Debt	701	—	3	—	704
Income and Other Taxes Payable	1,502	—	(1,376)	—	126
Other Current Liabilities	20	8	84	(1)	111

Total Current Liabilities	2,339	8	281	(35)	2,593
Casualty, Environmental and Other reserves	—	—	816	—	816
Long-term Debt	6,134	—	767	—	6,901
Deferred Income Taxes	(39)	—	3,920	—	3,881
Long-term Payable to Affiliates	396	—	127	(523)	—
Other Long-term Liabilities	476	44	1,207	(135)	1,592

Total Liabilities	$9,306	$52	$7,118	$(693)	$15,783

Shareholders’ Equity:
Preferred Stock	—	—	396	(396)	—
Common Stock	216	—	209	(209)	216
Other Capital	1,591	1	8,053	(8,054)	1,591
Retained Earnings	5,065	6	4,517	(4,523)	5,065
Accumulated Other Comprehensive Loss	(203)	—	—	—	(203)

Total Shareholders’ Equity	6,669	7	13,175	(13,182)	6,669

Total Liabilities and Shareholders’ Equity	$15,975	$59	$20,293	$(13,875)	$22,452

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
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

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Cash Flow Statements

	CSX	CSX
(Dollars in Millions)	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended June 25, 2004
Operating Activities
Net Cash Provided (Used) by Operating Activities	$10	$—	$610	$(101)	$519

Investing Activities
Property Additions	—	—	(484)	—	(484)
Short-term Investments - Net	(82)	—	7	—	(75)
Other Investing Activities	(4)	—	(23)	(10)	(37)

Net Cash Provided (Used) by Investing Activities	(86)	—	(500)	(10)	(596)

Financing Activities
Short-term Debt - Net	701	—	1	—	702
Long-term Debt Issued	62	—	—	—	62
Long-term Debt Repaid	(300)	—	(79)	—	(379)
Dividends Paid	(43)	—	(99)	99	(43)
Other Financing Activities	6	1	(16)	12	3

Net Cash Provided (Used) by Financing Activities	426	1	(193)	111	345
Net Increase (Decrease) in Cash and Cash Equivalents	350	1	(83)	—	268
Cash and Cash Equivalents at Beginning of Period	1,163	45	(912)	—	296

Cash and Cash Equivalents at End of Period	$1,513	$46	$(995)	$—	$564

	CSX	CSX
	Corporation	Lines	Other	Eliminations	Consolidated
Six Months Ended June 27, 2003
Operating Activities
Net Cash Provided (Used) by Operating Activities	$26	$—	$60	$(121)	$(35)

Investing Activities
Property Additions	—	—	(479)	—	(479)
Net Proceeds from Divestitures	214	—	—	—	214
Short-term Investments - Net	(3)	—	3	—	—
Other Investing Activities	27	—	214	(261)	(20)

Net Cash Provided (Used) by Investing Activities	238	—	(262)	(261)	(285)

Financing Activities
Short-term Debt - Net	560	—	1	—	561
Long-term Debt Issued	82	—	1	—	83
Long-term Debt Repaid	—	—	(218)	—	(218)
Dividends Paid	(43)	—	(120)	120	(43)
Other Financing Activities	13	45	(336)	262	(16)

Net Cash Provided (Used) by Financing Activities	612	45	(672)	382	367
Net Increase (Decrease) in Cash and Cash Equivalents	876	45	(874)	—	47
Cash and Cash Equivalents at Beginning of Period	264	—	(137)	—	127

Cash and Cash Equivalents at End of Period	$1,140	$45	$(1,011)	$—	$174

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 16. EMPLOYEE BENEFIT PLANS

     The Company sponsors defined benefit pension plans, principally for salaried personnel. The plans provide eligible employees with retirement benefits based primarily on years of service and compensation rates near retirement. A substantial portion of benefits provided under the management restructuring initiatives (See Note 17, Management Restructuring) will be paid from the Company’s defined benefit pension plans and postretirement medical plan.

     In addition to the defined benefit pension plans, the Company sponsors three plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plans are contributory (partially funded by retiree), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

     The following table presents components of net periodic benefit cost for the quarters ended June 25, 2004 and June 27, 2003:

	Pension Benefits		Other Benefits
(Dollars in Millions)	June 25, 2004	June 27, 2003	June 25, 2004	June 27, 2003
Service Cost	$9	$9	$2	$3
Interest Cost	28	28	6	6
Expected Return on Plan Assets	(33)	(34)	—	—
Amortization of Prior Service Cost	1	1	(1)	(1)
Amortization of Net Loss	4	—	4	3

Net Periodic Benefit Cost	$9	$4	$11	$11

SFAS 88 Curtailment Charges	—	—	3	—
Net Periodic Benefit Cost, Including Termination Benefits	$9	$4	$14	$11

     The Company previously disclosed in its 2003 Annual Report for the year ended December 26, 2003, that it expected to contribute $14 million to its pension plan in 2004. As of June 25, 2004, the Company has contributed $11 million to its pension plan. The Company does not presently anticipate additional contributions to its pension plan during 2004.

     Due to the termination of employees under the management restructuring plan (See Note 17, Management Restructuring), a curtailment occurred in the Company’s defined benefit pension plans and postretirement medical plan. The estimated cost of the curtailments of $24 million was included in the management restructuring charge for the first six months of 2004. Due to the curtailments, the Company was required to update its measurement of the assets and obligations of these plans, which affected the net periodic benefit costs beginning in the second quarter of 2004.

     In connection with recognition of the curtailments, the Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Action of 2003 (“the Act”). The Company believes that a portion of its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006. The reduction in the postretirement benefit obligation as a result of the Act was approximately $25 million. Although there was no immediate impact on net earnings as an unrecognized gain will be recorded, the effects of the Act was reflected in net postretirement benefit costs as the unrecognized gain is amortized, which began in the second quarter of 2004. The Company expects 2004 postretirement benefit costs will be reduced by approximately $3 million due to the Act.

CSX CORPORATION AND SUBSIDIARIES
ITEM I: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 17. MANAGEMENT RESTRUCTURING

     The Company recorded separation expenses for the following:

1.	The management restructuring announced in November 2003 at Surface Transportation of $15 million and $68 million for the quarter and six months ended June 25, 2004, respectively, and

2.	International Terminals restructuring initiatives of $6 million for the six months ended June 25, 2004, in an effort to maintain and improve productivity standards in light of current business conditions.

     In November 2003, the Company announced a management restructuring plan to streamline the structure at a number of its companies, eliminate organizational layers and realign certain functions. As of June 25, 2004, the initiative has reduced the non-union workforce by approximately 900 positions. The Company recorded an initial pretax charge related to this reduction of $34 million in 2003. The Company recorded additional expenses of $15 million and $68 million for the quarter and six months ended June 25, 2004, related to the management restructuring for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses.

     The total cost of the program through the second quarter of 2004, excluding the restructuring program for International Terminals, is $102 million. The Company expects a nominal charge relating to the final analysis will be recorded in the third quarter of 2004. The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge including International Terminals.

		First Six
	Balance	Months		Balance
	December 26,	2004		June 25,
(Dollars in Millions)	2003	Expense	Payments (a)	2004
Pension and Postretirement Separation Expense	$30	$36	$(57)	$9
Other Related Costs	4	8	(5)	7

Restructuring Total	$34	$44	$(62)	$16

Pension and Postretirement Curtailment Charges		24
Stock Compensation Expense		6

First Six Months 2004 Expense		$74

(a) Includes payments from the qualified pension plan and general corporate funds.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW

General

     CSX operates one of the largest rail networks in the United States and also arranges for and provides integrated rail and truck (“intermodal”) transportation services across the United States and key markets in Canada and Mexico. Its marine operations include an international terminal services company, which operates and develops container terminals, distribution facilities and related terminal activities. CSX also owns and operates the Greenbrier, a AAA Five-Diamond resort located in White Sulphur Springs, West Virginia.

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon. On July 7, 2004, Horizon completed a merger with a third party, and CSX received $59 million, which included $52 million for the purchase of its ownership interest in Horizon and a performance payment of $7 million. However, CSX or one of its affiliates will continue to remain a lessee or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 4, Divestitures.)

CSX Transportation Inc.

     CSXT is the largest rail network in the eastern United States, providing rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. Headquartered in Jacksonville, Florida, CSXT accounted for 82% of CSX’s operating revenue and 86% of operating income in the quarter ended June 25, 2004.

CSX Intermodal Inc.

     CSX Intermodal Inc. (“CSXI”) is the nation’s only transcontinental intermodal transportation service provider, operating a network of dedicated intermodal facilities across North America. The CSXI network runs approximately 450 dedicated trains between its 45 terminals weekly. CSXI accounted for 16% of CSX’s operating revenue and 11% of operating income for the quarter ended June 25, 2004. Its headquarters are located in Jacksonville, Florida. The rail and intermodal segments are viewed on a combined basis as Surface Transportation operations.

Surface Transportation

     Surface Transportation, which includes CSX’s rail and intermodal units, generated revenue of $2.0 billion and $3.9 billion for the quarter and six months ended June 25, 2004, respectively, compared to $1.9 billion and $3.7 billion for the quarter and six months ended June 27, 2003, respectively. Operating income for Surface Transportation was $280 million and $431 million for the first quarter and six months ended June 25, 2004, respectively, compared to $259 million and $428 million for the first quarter and six months ended June 27, 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

Surface Transportation, Continued

     During the second quarter of 2004, Surface Transportation revenue and volume increased over the prior year comparable quarter due to favorable economic conditions combined with price increases. Surface Transportation operating income was higher than the prior year comparable quarter by $21 million, despite $15 million in charges associated with the management restructuring plan.

     In addition to reviewing various financial measures, CSX management uses non-financial indicators to monitor performance and operating efficiency of its network. Those include:

		2004 (a)	2003	% Change
Service Measurements	Personal Injury Frequency Index (Per 100 Employees)	2.04	1.98	(3)%
	FRA Train Accidents Frequency (Per Million Train Miles)	4.64	4.99	7
	Average, All Trains (Miles Per Hour)	19.5	20.8	(6)
	Average System Dwell Time (Hours)	29.3	24.1	(22)
	Average Total Cars-On-Line	235,688	227,565	(4)
	On -Time Originations	39.3%	63.2%	(38)
	On -Time Arrivals	34.1%	56.5%	(40)
	Average Recrews (Per Day)	73.1	46.5	(57)%

(a) Amounts for 2004 are estimated

     The number of FRA-reportable train accidents per million train miles showed improvement, while the number of injuries per 100 employees increased 3% in the second quarter of 2004 compared to the same period in 2003. Average train velocity decreased 6%. The average system dwell time, which measures the amount of time between car arrival and departure from yards, increased 22% from the second quarter of 2003 to 2004. The percent of scheduled trains departing the origin station at or prior to the scheduled departure time and the percent of scheduled trains arriving at the destination station within two hours of the scheduled arrival time both showed declines for the second quarter of 2004 versus the comparable prior period. The number of relief crews called per day on average showed the largest unfavorable variance, deteriorating over the prior year quarter, 46.5 to 73.1.

     Average train velocity, system dwell time, and recrews are all indicators of network fluidity and efficiency. A decline in non-financial performance measures results, among other things, increased costs from less efficient equipment usage, locomotive utilization and lower labor productivity. CSX management continues its efforts to restore operating efficiency by focusing on reinforcing existing safety processes, including individual accountability for safety, and improving on-time originations. Management believes that increasing on-time originations should help improve other measures such as dwell-time, on-time arrivals and average recrews. CSX continues to invest in key resources required to support strong demand for its services, including hiring additional train and engine employees and increasing the number of locomotives through acquisition and short-term leasing.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

Surface Transportation, Continued

     The Company has an initiative, the ONE PLAN, to redesign the operating plan for merchandise and automotive freight, reducing terminal handlings and shortening routing miles. In the short-term, the ONE PLAN will concentrate on improving routings for trains that transport shipments from one processing yard to another. Over a longer period, the ONE PLAN is intended to facilitate a redesign of the operating plan, including yard handling and local delivery.

     Implementation of the ONE PLAN commenced in Indianapolis, IN and has continued into the Walbridge, Cincinnati, Louisville, and Nashville networks. The ONE PLAN should continue through the Chicago Gateway and onto the Northeast in August 2004, followed by the Southeast and I-95 corridor in September 2004. In addition, the CSXI network has been simplified. This process focused on reducing complexity at key hubs creating more specialized terminals and increasing emphasis on double-stack service.

     While the impact of the ONE PLAN is intended to improve network fluidity and efficiency, the Company anticipates fully realizing these benefits throughout the system in 2005. Adverse effects on efficiency could temporarily occur during implementation of the ONE PLAN.

International Terminals

     CSX World Terminals LLC (“CSX World Terminals”) operates container-freight terminal facilities in Asia, Europe, Australia, Latin America and the United States. CSX World Terminals accounted for 2% of CSX’s operating revenues and operating income for the quarter ended June 25, 2004. CSX World Terminals is headquartered in Charlotte, North Carolina.

     CSX World Terminals’ (“CSXWT”) Hong Kong terminal accounted for approximately 54% of CSXWT’s revenues for the first six months of 2004. The Hong Kong terminal showed volume decrease of 43%, which corresponds with a 43% decrease in revenue versus the second quarter of 2003. Competitive pressures are rising as customers are shifting their traffic from facilities in Hong Kong to newly opened terminals in South China’s Guangdong region. This shift will translate into reduced volumes and revenue. A significant customer of CSXWT terminated its marine terminal services contract during the first quarter of 2004, which negatively impacted CSXWT’s 2004 second quarter revenues by approximately $16 million. CSXWT anticipates 2004 annual revenues to decline by approximately $51 million as a result of this customer loss. In December 2004, another contract is scheduled to expire. Negotiations are in process to maintain this contract, but if negotiations are unsuccessful, 2005 operating income may be negatively impacted by as much as $20 million. CSXWT expects that it will be able to replace all or substantially all of the lost volume with new customers representing long and short-term commercial commitments. It is too early to establish a timeline under which these expectations will be met. In addition, due to the increased competitive pressures, it is possible that the profit margins achieved in the past will not be realized in the near term.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

International Terminals, Continued

     In addition to volume, CSXWT monitors terminal productivity or port moves per hour. For the quarters ended June 25, 2004 and June 27, 2003, port productivity for some of the main terminals was as follows:

	Lifts Per Hour
			% Improvement
Terminal	2004	2003	(Decline)
Hong Kong, China	37.9	40.6	-7%
Tianjin, China	33.0	34.8	-5%
Adelaide, Australia	22.8	22.1	3%
Germershiem, Germany	30.7	25.4	21%
Dominican Republic	25.0	27.0	-7%
Cabello, Venezuela	15.9	15.2	5%

     CSXWT is implementing initiatives to improve its performance. These initiatives include efforts to expand capacity and market reach, maintain and improve productivity standards, and replace volumes and revenues at its Hong Kong facility. During 2003, CSXWT’s minority owned terminal operation located in the Shandong Province of the People’s Republic of China commenced operations. CSXWT has also completed the first phase of its terminal construction in Caucedo, which is located in the Dominican Republic. The Caucedo terminal company is an unconsolidated entity of CSXWT that began operations in December 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended June 25, 2004 and June 27, 2003, the 26-week periods ended June 25, 2004 and June 27, 2003, and as of December 26, 2003. In 2004, the fourth quarter ended December 31, 2004, consists of 14 weeks.

Quarter ended June 25, 2004 compared to quarter ended June 27, 2003

Consolidated Results

Operating Revenue

     Despite reduced operating revenue of $16 million in the International Terminals segment, consolidated operating revenue increased $91 million to $2.0 billion in the quarter ended June 25, 2004 primarily due to volume and price increases within Surface Transportation.

Operating Income

     Operating income was $291 million for the quarter ended June 25, 2004, as compared to $285 million for the prior year comparable quarter. Operating expenses increased $85 million to $1.7 billion for the quarter ended June 25, 2004, including management restructuring charges of $15 million. Additionally, the Company continues to have challenges in its train operations. A discussion of operating expenses by business segment follows.

Other Income (Expense)

     Other income decreased $17 million for the quarter ended June 25, 2004, as compared to the prior quarter, primarily due to a decline in income from real estate and resort operations.

Interest Expense

     Interest expense increased $4 million in the quarter ended June 25, 2004, as compared to the prior year quarter due to higher outstanding average debt.

Net Earnings

     CSX’s net earnings were $119 million, or 55 cents per share, in the quarter ended June 25, 2004, compared to earnings of $127 million or 59 cents per share for the same period of the prior year. Increases in operating revenue were offset by increases in operating expenses, including management restructuring charges of $15 million, slightly higher interest expense and lower income from real estate and resort operations.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Consolidated Results, Continued

Segment Results: The following tables provide detail of operating revenue and expense by segment:

(Dollars in Millions) (Unaudited) (a)
Quarters Ended June 25, 2004 and June 27, 2003

					Surface		International		Eliminations/
	Rail		Intermodal		Transportation		Terminals		Other (b)		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Operating Revenue	$1,672	$1,573	$323	$314	$1,995	$1,887	$38	$54	$—	$1	$2,033	$1,942
Operating Expense
Labor and Fringe	655	645	18	18	673	663	12	13	1	1	686	677
Materials, Supplies and Other	373	331	50	47	423	378	15	16	1	2	439	396
Conrail Rents, Fees & Services	82	87	—	—	82	87	—	—	—	—	82	87
Building and Equipment Rent	103	92	41	39	144	131	2	2	(4)	(3)	142	130
Inland Transportation	(103)	(98)	173	175	70	77	—	2	—	—	70	79
Depreciation	148	148	9	8	157	156	3	2	2	2	162	160
Fuel	151	136	—	—	151	136	—	—	—	—	151	136
Miscellaneous	—	—	—	—	—	—	—	2	(5)	(10)	(5)	(8)
Restructuring Charge (c)	14	—	1	—	15	—	—	—	—	—	15	—

Total Operating Expense	1,423	1,341	292	287	1,715	1,628	32	37	(5)	(8)	1,742	1,657

Operating Income	$249	$232	$31	$27	$280	$259	$6	$17	$5	$9	$291	$285

Operating Ratio	85.1%	85.3%	90.4%	91.4%	86.0%	86.3%	84.2%	68.5%

Six Months Ended June 25, 2004 and June 27, 2003 —

					Surface		International		Eliminations/
	Rail		Intermodal		Transportation		Terminals		Other (b)		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Operating Revenue	$3,277	$3,104	$633	$616	$3,910	$3,720	$86	$110	$—	$128	$3,996	$3,958
Operating Expense
Labor and Fringe	1,321	1,293	37	37	1,358	1,330	25	26	2	60	1,385	1,416
Materials, Supplies and Other	738	670	100	96	838	766	35	35	1	49	874	850
Conrail Rents, Fees & Services	169	173	—	—	169	173	—	—	—	—	169	173
Building and Equipment Rent	205	199	75	70	280	269	4	4	(7)	3	277	276
Inland Transportation	(204)	(197)	348	348	144	151	—	4	—	16	144	171
Depreciation	298	293	19	16	317	309	6	4	4	4	327	317
Fuel	305	294	—	—	305	294	—	—	—	15	305	309
Miscellaneous	—	—	—	—	—	—	2	5	(13)	(21)	(11)	(16)
Restructuring Charge (c)	64	—	4	—	68	—	6	—	—	—	74	—

Total Operating Expense	2,896	2,725	583	567	3,479	3,292	78	78	(13)	126	3,544	3,496

Operating Income	$381	$379	$50	$49	$431	$428	$8	$32	$13	$2	$452	$462

Operating Ratio	88.4%	87.8%	92.1%	92.0%	89.0%	88.5%	90.7%	70.9%

a)	Prior periods have been reclassified to conform to the current presentation.

b)	Eliminations/ Other consists of the following:

1.	Reclassification of International Terminals minority interest expense

2.	Operations of CSX Lines for 2003 and gain amortization in both years

3.	In 2003, expenses related to the retirement of the Company’s former Chairman and Chief Executive Officer

4.	Other items

c)	Restructuring charge is for (1) separation expenses related to the management restructuring announced in November 2003 at Surface Transportation for the quarter and six months ended June 25, 2004 and for (2) International Terminals restructuring initiatives in an effort to maintain and improve productivity standards in light of current business conditions that occurred in the first quarter of 2004.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Surface Transportation Results

     The following tables provide Surface Transportation carload and revenue data by service group and commodity:

     SURFACE TRANSPORTATION TRAFFIC AND REVENUE(a)

     Loads (Thousands); Revenue (Dollars in Millions)

     Quarters Ended June 25, 2004 and June 27, 2003

	Carloads			Revenue
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	121	113	7%	$88	$85	4%
Metals	95	87	9	125	108	16
Forest Products	115	116	(1)	166	159	4
Food and Consumer	61	62	(2)	92	90	2
Agricultural Products	89	89	—	127	124	2
Chemicals	140	133	5	264	243	9
Emerging Markets	134	125	7	129	118	9

Total Merchandise	755	725	4	991	927	7
Automotive	135	139	(3)	220	224	(2)
Coal, Coke and Iron Ore
Coal	410	400	3	426	401	6
Coke and Iron Ore	17	18	(6)	16	15	7

Total Coal, Coke and Iron Ore	427	418	2	442	416	6
Other	—	—	—	19	6	217

Total Rail	1,317	1,282	3	1,672	1,573	6

Intermodal
Domestic	267	265	1	199	192	4
International	322	300	7	125	121	3
Other	—	—	—	(1)	1	(200)

Total Intermodal	589	565	4	323	314	3

Total Surface Transportation	1,906	1,847	3%	$1,995	$1,887	6%

(a) Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Surface Transportation Results, Continued

     SURFACE TRANSPORTATION TRAFFIC AND REVENUE(a)

     Loads (Thousands); Revenue (Dollars in Millions)

     Six Months Ended June 25, 2004 and June 27, 2003

	Carloads			Revenue
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	241	230	5%	$177	$172	3%
Metals	189	175	8	244	218	12
Forest Products	229	230	—	325	311	5
Food and Consumer	120	120	—	179	173	3
Agricultural Products	181	180	1	258	252	2
Chemicals	279	270	3	520	493	5
Emerging Markets	246	226	9	246	230	7

Total Merchandise	1,485	1,431	4	1,949	1,849	5
Automotive	260	270	(4)	422	432	(2)
Coal, Coke and Iron Ore
Coal	813	773	5	831	771	8
Coke and Iron Ore	34	30	13	33	28	18

Total Coal, Coke and Iron Ore	847	803	5	864	799	8
Other	—	—	—	42	24	75

Total Rail	2,592	2,504	4	3,277	3,104	6

Intermodal
Domestic	521	512	2	391	375	4
International	617	579	7	242	234	3
Other	—	—	—	—	7	(100)

Total Intermodal	1,138	1,091	4	633	616	3

Total Surface Transportation	3,730	3,595	4%	$3,910	$3,720	5%

(a) Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail

Operating Revenue

     Rail revenue increased $99 million, or 6% in the quarter ended June 25, 2004, as compared to the quarter ended June 27, 2003.

Merchandise

Merchandise showed strong growth in the second quarter with revenue up 7% on 4% volume growth. All markets showed year-over-year improvement in revenue.

•	Phosphates and Fertilizers – Phosphates experienced second quarter year-over-year revenue strength as the Bone Valley area led the unit growth. High production levels combined with strong exports led to a Bone Valley phosphate revenue increase of $2 million favorable to 2003.

•	Metals – Strong demand continues for steel across all areas. Metals led all merchandise units in the second quarter with 16% revenue growth on 9% volume growth.

•	Forest Products – The strong demand for housing continues to drive growth in lumber and panel markets. Demand for packaging and printing paper is showing strength, but short lead times and low inventories do not favor rail distribution solutions.

•	Food and Consumer – Strong housing demand has been fueling strength in the building products, roofing granules and appliance markets. Tightening truck capacity is driving increased interest in rail among food customers; however, current service levels are limiting conversions.

•	Agricultural Products – Demand in the feed grain market continues to offset crop production declines in soybeans and related export market declines. Modal conversions in wheat have improved market share despite a flat to declining overall market. Corn sweeteners showed improved financial results in the second quarter as major contracts were renewed.

•	Chemicals – Chemicals is experiencing strong demand across almost all commodity groups. Overall chemical volumes were up over 5% in the second quarter. Plastics led with 15% volume growth versus weak 2003 levels. Soda ash and sand were the only declining commodities, driven by plant closures and car supply issues.

•	Emerging Markets – The majority of emerging markets show year-over-year strength, with the exception of industrial waste and machinery. Military traffic has been consistent each period and is near 2003 levels. Processed materials continue to outperform associated industries. Aggregates growth has been limited by unit train resource availability.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail, Continued

Automotive

Light vehicle production is flat year over year. Inventory levels remain high at 72 days for all manufacturers, 85 days for the Big 3. Several CSXT served assembly plants were down for inventory adjustments.

Coal, Coke and Iron Ore

Coal, coke, and iron ore experienced 6% revenue growth on 2% volume growth. This was driven by significant volume and revenue gains in export, river, lake and industrial markets. All lines of business reflect favorable year-over-year revenue per car gains.

Other

Other revenue for 2004 includes $16 million for FRT, a short-line railroad consolidated in 2004 pursuant to FASB Interpretation No. 46. Prior to 2004, FRT was accounted for under the equity method.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail, Continued

Operating Expense

•	Labor and Fringe expenses increased $10 million during the second quarter of 2004 versus the prior year comparable quarter. The effects of inflation and challenged operations continue to drive labor and fringe expense increases, along with increases in pension and incentive compensation expense of $9 million and the $4 million increase resulting from the consolidation of FRT. These costs were partially offset by benefits realized from reduced staffing levels.

•	Materials, Supplies and Other expenses increased $42 million for the quarter ended June 25, 2004 versus the quarter ended June 27, 2003, primarily due to increased maintenance and crew travel costs of $17 million, property and sales taxes of $9 million due to a favorable settlement in the prior year and the consolidation of FRT of $3 million.

•	Conrail Rents, Fees, and Services decreased $5 million during the second quarter of 2004 versus the prior year comparable quarter principally due to unfavorable casualty and other reserve adjustments recorded in 2003.

•	Building and Equipment Rent increased $11 million for the quarter ended June 25, 2004 versus the quarter ended June 27, 2003, as a result of unfavorable mix, volume and asset utilization.

•	Inland Transportation increased $5 million during the second quarter of 2004 versus the prior year comparable quarter attributable to increased Intermodal volume on the CSX rail network.

•	Fuel expenses increased $15 million for the quarter ended June 25, 2004 versus the quarter ended June 27, 2003. Higher fuel prices, net of hedging benefits, during the second quarter were compounded by volume and efficiency issues. However, fuel expenses were favorably affected by $8 million of recoveries associated with foreign line fuel billing settlements.

•	Restructuring Charge of $14 million for the quarter ended June 25, 2004 represents the current charge for separation expenses related to the management restructuring announced in November 2003.

Operating Income

     Operating income increased $17 million to $249 million for the quarter ended June 25, 2004 compared to $232 million for the quarter ended June 27, 2003, despite restructuring charges of $14 million.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Intermodal

Operating Revenue

•	Domestic – Gains in truck brokerage were offset by weakness in transcontinental domestic business. The yield in the truck brokerage business is benefiting from system and process improvements. Service levels continue to be a challenge.

•	International – Volume growth continued due to larger vessels and increased traffic levels with several key international shippers. Revenue per car decreased due primarily to mix changes involving Transcontinental traffic.

Operating Expense

     Intermodal operating expense increased $5 million or 2% compared to the prior year quarter. This increase is primarily related to volume levels, which increased 4% over the quarter ended June 27, 2003. A restructuring charge of $1 million represents the current charge for separation expenses related to the management restructuring announced in November 2003.

Operating Income

     Intermodal operating income increased $4 million or 15% compared to the prior year quarter. This is related to the volume and associated revenue increases regarding International traffic as well as continued yield improvements in the truck brokerage segment.

International Terminals Results

Operating Revenue

     Revenue decreased $16 million to $38 million for the second quarter of 2004, compared to $54 million in the second quarter of 2003, primarily due to the loss of a significant customer at its Hong Kong operations.

Operating Expense

     Expense decreased $5 million to $32 million for the second quarter of 2004, compared to $37 million in the second quarter of 2003, primarily attributable to the lower customer volume in Hong Kong.

Operating Income

     Operating income decreased $11 million for the second quarter of 2004, as compared to the second quarter of 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Six months ended June 25, 2004 compared to six months ended June 27, 2003

Consolidated Results

Operating Revenue

     Consolidated operating revenue increased $38 million to $4.0 billion for the six months ended June 25, 2004, despite decreased revenue in the International Terminals segment of $24 million. Operating revenues for the six months ended June 27, 2003, included $128 million in revenue generated by CSX Lines.

Operating Income

     Operating income was $452 million for the six months ended June 25, 2004, as compared to $462 million for the prior year comparable period. Operating expenses increased $48 million to $3.5 billion for the six months ended June 25, 2004, including management restructuring charges of $74 million.

Other Income (Expense)

     Other income decreased $17 million for the six months ended June 25, 2004, as compared to the prior quarter, primarily due to a decline in income from real estate and resort operations.

Interest Expense

     Interest expense increased $9 million for the six months ended June 25, 2004, as compared to the prior year comparable period due to due to higher outstanding average debt.

Net Earnings

     Net earnings for the six months ended June 27, 2003 included a cumulative effect of an accounting change of $93 million, $57 million after tax, or 26 cents per share representing the reversal of the accrued liability for crosstie removal costs related to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations”.

     Earnings before the cumulative effect of accounting changes were $227 million, or 69 cents per share, and $263 million, or 79 cents per share, for the six months ended June 25, 2004 and June 27, 2003, respectively. Increases in operating revenues were offset by increases in operating expenses, including management restructuring charges of $74 million, higher interest expense, and lower income from real estate and resort operations.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Consolidated Results, Continued

Divestitures

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee / sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction will be recognized over the 12-year sub-lease term. The securities have a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon.

     On July 7, 2004, Horizon completed a merger with a third party, and CSX received $59 million, which included $52 million for the purchase of its ownership interest in Horizon and a performance payment of $7 million. However, CSX or one of its affiliates will continue to remain a lessee or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 13, Commitments and Contingencies.)

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

     SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation.)

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Consolidated Results, Continued

New Accounting Pronouncements and Cumulative Effect of Accounting Change, Continued

     In 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under the new guidance, CSX consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. The consolidation of FRT did not have a material impact on the Company’s financial statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $360 million to $728 million at June 25, 2004, from $368 million at December 26, 2003. Primary sources of cash and cash equivalents during the six months ended June 25, 2004 include normal transportation operations supplemented by $701 million in bank and commercial paper borrowings.

     See Note 3, Debt and Credit Agreements, for discussion of the Company’s revolving credit agreements.

     As of June 25, 2004, CSX Corporation’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and by Moody’s Investor Service, respectively. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, the Company’s undrawn borrowing costs under the $1.2 billion and $400 million revolving credit facilities would not materially increase. However, at June 25, 2004, the Company had no borrowings outstanding under these credit facilities. The Company’s short-term commercial paper program is rated A-3 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. On March 30, 2004, Standard and Poor’s lowered the Company’s short-term rating to A-3 and revised the outlook from stable to negative. This increases the Company’s borrowing costs in the commercial paper market and reduces the Company’s access to these funds because of the limited demand for A-3 commercial paper. On July 6, 2004, Moody’s Investor Service reaffirmed the Company’s short and long-term unsecured debt ratings, but adjusted the outlook from stable to negative. The Company had $301 million of commercial paper borrowings outstanding at June 25, 2004 at a weighted average interest rate of 1.37%. There were no commercial paper borrowings outstanding at December 26, 2003.

Shelf Registration Statements

     CSX currently has $1.2 billion of capacity under an effective shelf registration that may be used, subject to market conditions and board authorization, to issue debt or equity securities at the Company’s discretion. The Company presently intends to use the proceeds from the sale of any securities issued under its shelf registration statement to finance cash requirements, including refinancing existing debt as it matures. While the Company seeks to give itself flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit the Company to sell such securities on acceptable terms at any given time, or at all.

     Outstanding debt obligations of $300 million matured on May 3, 2004. The Company settled these obligations with cash and short-term investments on hand.

     CSX’s working capital deficit at June 25, 2004 was $219 million, compared to $307 million at December 26, 2003. A working capital deficit is not unusual for the Company and other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES, Continued

FINANCIAL DATA

	June 25,		December 26,
(Dollars in Millions)	2004		2003
Cash, Cash Equivalents and Short-Term Investments	$728		$368
Working Capital (Deficit)	$(219)		$(307)
Current Ratio	0.9		0.9
Debt Ratio	50%		51%
Ratio of Earnings to Fixed Charges	1.8	X	1.5	X

FACTORS EXPECTED TO INFLUENCE 2004

     As more fully discussed in the Company’s most recent Annual Report and Form 10-K, management believes that in addition to general economic factors, including variability in fuel costs, there are certain key factors that may influence 2004 operating results. These include the Company’s ability to improve Surface Transportation operating efficiency through implementation of the ONE PLAN and other initiatives during a period of high demand for rail services; the inherent business risks associated with safety and security; and the Company’s ability to improve performance in its terminal business.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

     See Background, Accounting and Financial Reporting Effects and Summary Financial Information in Note 6, Investment In and Integrated Rail Operations with Conrail.

Conrail’s Results of Operations

     Conrail reported net income of $49 million in the second quarter of 2004, compared to $39 million in the prior year second quarter. Operating revenues increased $5 million to $236 million for the quarter ended June 25, 2004, while operating expenses decreased $3 million for the same period.

     In June 2003, CSX, NS and Conrail jointly filed a petition with the STB to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and NSR, of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system are currently owned by Conrail’s subsidiaries, NYC and PRR. The ownership of NYC and PRR would ultimately be transferred (“spun off”) to CSXT and NSR, respectively. Conrail would continue to own, manage and operate the Shared Assets Areas as previously approved by the STB. STB approval to proceed with the spin-off transaction and a favorable ruling from the IRS qualifying the transaction as a non-taxable distribution were received in November 2003. On July 26, 2004, CSXT launched an exchange offer pursuant to a Registration Statement on Form S-4 filed with the Securities and Exchange Commission (“SEC”) that describes the offer to exchange new unsecured securities of subsidiaries of CSXT and NSR and cash for unsecured securities of Conrail. The exchange offer, which is subject to a number of conditions, will be the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed with the STB.

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

     CSX, NS and Conrail are working to complete all necessary steps to consummate the spin-off transaction in 2004. Upon consummation of the proposed transaction, CSX’s investment in Conrail will no longer include the amounts related to NYC and PRR. Instead the assets and liabilities of NYC will be reflected in their respective line items in CSX’s consolidated balance sheet. Conrail will continue to own, manage and operate the Shared Assets Areas.

     The preliminary results of an appraisal of the NYC properties indicate that their aggregate fair value will likely exceed CSX’s carrying amount.

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

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

1.	Casualty, legal and environmental reserves

2.	Pension and postretirement medical plan accounting

3.	Depreciation policies for its assets under the group-life method

     These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis. For information regarding CSX’s significant estimates using management judgment, see Management’s Discussion and Analysis of the Results of Operations in the Company’s Form 10-K for the year ended December 26, 2003.

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

     Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others:

•	Operating factors — the Company’s success in implementing its financial and operational initiatives, the extent to which the Company is successful in gaining long-term relationships with new customers or retaining existing relationships with current customers, changes in operating conditions and costs, competition, commodity concentrations, computer viruses, changes in labor costs and labor difficulties including stoppages affecting either the Company’s operations or our customers’ ability to deliver goods to the Company for shipment, loss of essential services such as electricity, the inherent business risks associated with safety and security, and natural occurrences such as extreme weather conditions, floods and earthquakes, or other disruptions of the Company’s operations, systems, property or equipment;

•	General economic and industry factors — material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that consume and produce freight, competition from other modes of freight transportation such as trucking, competition and consolidation within the transportation industry generally, changes in fuel prices and changes in securities and capital markets;

•	Legal and regulatory factors — developments and changes in laws and regulations, the ultimate outcome of shipper and rate claims subject to adjudication, environmental investigations or proceedings and the outcome of other types of claims and litigation involving or affecting the Company.

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

     The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. As of June 25, 2004, the Company had various interest rate swap agreements on $950 million of its outstanding notes payable. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $10 million on an annual basis.

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of June 25, 2004, CSX had hedged approximately 33%, 48%, and 20% of expected requirements for 2004, 2005, and 2006, respectively. The Company expects that by the end of 2004 the programs will result in an increase in the amount of fuel hedged to approximately 72% of 2005 annual purchases. At June 25, 2004, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $5 million. The Company is subject to risk relating to changes in the price of diesel fuel. As of June 25, 2004, the Company had not entered into any long-term commitments for forward fuel purchases. The Company’s rail unit average annual fuel consumption is approximately 622 million gallons. A one-cent change in the price per gallon of fuel would affect fuel expense by approximately $5 million.

     The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

     Exclusive of derivative contracts that swap fixed rate notes to floating interest rates, at June 25, 2004 and December 26, 2003, CSX had approximately $910 million and $714 million, respectively, of floating rate debt outstanding. A 1% variance in interest rates would on average affect annual interest expense by approximately $9 million.

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

CSX CORPORATION AND SUBSIDIARIES
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

     As of June 25, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of June 25, 2004. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to CSX’s settlements and other legal proceedings, see Note 13.

ITEM 2: CHANGES IN SECURITIES, USE OF PROCEEDS,
AND ISSUER PURCHASES OF EQUITY SECURITIES

NONE.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE.

CSX CORPORATION AND SUBSIDIARIES
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual meeting held May 5, 2004

(b)	Not applicable

(c)	There were 215,069,189 shares of CSX common stock outstanding as of March 5, 2004, the record date for the 2004 annual meeting of shareholders. A total of 189,430,357 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:

	Votes	Votes	Broker
Nominee	For	Withheld	Non-Votes
Elizabeth E. Bailey	158,943,669	30,486,688	—
Robert L. Burrus, Jr.	136,269,650	53,160,707	—
Edward J. Kelly III	158,152,316	31,278,041	—
Robert D. Kunisch	159,868,772	29,561,585	—
Southwood J. Morcott	160,080,918	29,349,439	—
David M. Ratcliffe	147,848,586	41,581,771	—
Charles E. Rice	159,652,560	29,777,797	—
William C. Richardson	158,765,190	30,665,167	—
Frank S. Royal	158,738,475	30,691,882	—
Donald J. Shepard	160,028,051	29,402,306	—
Michael J. Ward	160,123,102	29,307,255	—

The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX’s financial statements for the year 2004 was ratified by the shareholders with the following vote:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
182,010,197	5,684,418	1,735,742	—

The shareholder proposal regarding executive compensation was declined with the following vote:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
13,172,384	148,562,969	2,476,642	25,218,362

The shareholder proposal regarding poison pill provisions was approved with the following vote:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
117,161,943	44,479,234	2,568,610	25,220,570

CSX CORPORATION AND SUBSIDIARIES

The shareholder proposal regarding executive severance agreements was approved with the following vote:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes
116,479,359	43,191,089	4,537,339	25,222,570

ITEM 5: OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3(ii).1*	Amendment to Bylaws

10.1*	Restricted Stock Agreement with Tony L. Ingram

31.1*	Principal Executive Officer Certification Pursuant to Rule 13a-14(a)

31.2*	Principal Financial Officer Certification Pursuant to Rule 13a-14(a)

32.1*	Principal Executive Officer Certification Pursuant to Rule 13a-14(b)

32.2*	Principal Financial Officer Certification Pursuant to Rule 13a-14(b).

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

Dated: July 28, 2004