Form 10-Q
period 2004-09-24
CSX CORP
filed 2004-11-03
CIK 277948

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 24, 2004

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

Yes (X) No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 24, 2004: 214,829,471 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2004

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

Consolidated Income Statements (Unaudited)

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions, Except Per Share Amounts)	2004	2003	2004	2003
Operating Revenue	$1,980	$1,882	$5,976	$5,840
Operating Expense	1,716	1,980	5,260	5,476

Operating Income (Loss)	264	(98)	716	364
Other Income	25	21	17	30
Interest Expense	106	103	323	311

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	183	(180)	410	83
Income Tax Expense (Benefit)	60	(77)	138	17

Earnings (Loss) before Cumulative Effect of Accounting Change	123	(103)	272	66
Cumulative Effect of Accounting Change — Net of Tax	—	—	—	57

Net Earnings (Loss)	$123	$(103)	$272	$123

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.57	$(0.48)	$1.27	$0.31
Cumulative Effect of Accounting Change	—	—	—	0.26

Net Earnings (Loss)	$0.57	$(0.48)	$1.27	$0.57

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	$0.57	$(0.48)	$1.26	$0.31
Cumulative Effect of Accounting Change	—	—	—	0.26

Net Earnings (Loss)	$0.57	$(0.48)	$1.26	$0.57

Average Common Shares Outstanding (Thousands)	214,821	213,955	214,740	213,890

Average Common Shares Outstanding, Assuming Dilution (Thousands)	215,252	213,955	215,183	214,281

Cash Dividends Paid Per Common Share	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to Consolidated Financial Statements (unaudited).

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS

Consolidated Balance Sheets

	(Unaudited)
	September 24,	December 26,
(Dollars in Millions)	2004	2003
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$629	$368
Accounts Receivable — Net	1,171	1,163
Materials and Supplies	167	170
Deferred Income Taxes	126	136
Other Current Assets	222	66

Total Current Assets	2,315	1,903
Properties	25,861	19,267
Accumulated Depreciation	5,882	5,537

Properties — Net	19,979	13,730
Investment in Conrail	567	4,678
Affiliates and Other Companies	602	515
Other Long-term Assets	902	934

Total Assets	$24,365	$21,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$862	$827
Labor and Fringe Benefits Payable	435	397
Casualty, Environmental and Other Reserves	238	280
Current Maturities of Long-term Debt	181	426
Short-term Debt	103	2
Income and Other Taxes Payable	101	123
Other Current Liabilities	97	155

Total Current Liabilities	2,017	2,210
Casualty, Environmental and Other Reserves	812	836
Long-term Debt	7,096	6,886
Deferred Income Taxes	6,051	3,752
Other Long-term Liabilities	1,553	1,623

Total Liabilities	17,529	15,307

Shareholders’ Equity:
Common Stock, $1 Par Value	215	215
Authorized 300,000,000 Shares
Issued and Outstanding 214,829,471 Shares
Other Capital	1,597	1,579
Retained Earnings	5,167	4,957
Accumulated Other Comprehensive Loss	(143)	(298)

Total Shareholders’ Equity	6,836	6,453

Total Liabilities and Shareholders’ Equity	$24,365	$21,760

See accompanying Notes to Consolidated Financial Statements (unaudited).

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS

Consolidated Cash Flow Statements (Unaudited)

	Nine Months Ended
	September 24,	September 26,
(Dollars in Millions)	2004	2003
OPERATING ACTIVITIES
Net Earnings	$272	$123
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Cumulative Effect of Accounting Change — Net of Tax	—	(57)
Depreciation	511	482
Deferred Income Taxes	115	22
Additional Loss on Sale	—	108
Provision for Casualty Reserves	—	232
Restructuring Charge	77	—
Net Gain on Conrail spin-off — after tax	(16)	—
Other Operating Activities	(111)	17
Changes in Operating Assets and Liabilities:
Accounts Receivable	2	(48)
Termination of Accounts Receivable	—	(380)
Other Current Assets	4	7
Accounts Payable	(1)	18
Other Current Liabilities	12	(120)

Net Cash Provided by Operating Activities	865	404

INVESTING ACTIVITIES
Property Additions	(734)	(757)
Net Proceeds from Divestiture	55	226
Short-term Investments — Net	(349)	(213)
Other Investing Activities	(24)	(38)

Net Cash Used in Investing Activities	(1,052)	(782)

FINANCING ACTIVITIES
Short-term Debt — Net	101	586
Long-term Debt Issued	412	433
Long-term Debt Repaid	(385)	(292)
Dividends Paid	(64)	(64)
Other Financing Activities	18	(27)

Net Cash Provided by Financing Activities	82	636

Net Increase (Decrease) in Cash and Cash Equivalents	(105)	258
CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	296	127

Cash and Cash Equivalents at End of Period	191	385
Short-term Investments at End of Period	438	351

Cash, Cash Equivalents and Short-term Investments at End of Period	$629	$736

See accompanying Notes to Consolidated Financial Statements (unaudited).

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS

Notes to Financial Statements (Unaudited)

NOTE 1. BASIS OF PRESENTATION

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at September 24, 2004 and December 26, 2003, the results of its operations for the quarter and nine months ended September 24, 2004, and September 26, 2003 and cash flows for the nine months ended September 24, 2004 and September 26, 2003, such adjustments being of a normal recurring nature. Certain prior-year data has been reclassified to conform to the 2004 presentation.

     The Company suggests that these financial statements be read in conjunction with the financial statements and the notes included in the Company’s most recent Annual Report on Form 10-K, 2004 First and Second Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended September 24, 2004 and September 26, 2003, the 39-week periods ended September 24, 2004 and September 26, 2003, and as of December 26, 2003. In 2004, the fourth quarter ending December 31, 2004, consists of 14 weeks.

     Other comprehensive income for the third quarter was $ 60 million resulting from the increase in fair value of fuel derivative instruments. (See Note 10, Derivative Financial Instruments) Other comprehensive income for the nine months ended September 24, 2004 was $155 million resulting from the increase in the fair value of fuel derivative instruments and a reduction in the Company’s additional minimum pension liability. Total comprehensive income approximated net earnings for the quarter and nine months ended September 26, 2003.

NOTE 2. EARNINGS PER SHARE

     The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Numerator (Millions):
Net Earnings (Loss) Before Cumulative Effect of Accounting Change	$123	$(103)	$272	$66
Denominator (Thousands):
Average Common Shares Outstanding	214,821	213,955	214,740	213,890
Effect of Potentially Dilutive Common Shares	431	—	443	391

Average Common Shares Outstanding, Assuming Dilution	215,252	213,955	215,183	214,281

Earnings Per Share:
Before Cumulative Effect of Accounting Change	$0.57	$(0.48)	$1.27	$0.31
Assuming Dilution, Before Cumulative Effect of Accounting Change	$0.57	$(0.48)	$1.26	$0.31

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 2. EARNINGS PER SHARE, Continued

     Earnings per share is based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares, mainly arising from employee stock options. Potentially dilutive common shares of CSX include stock options and awards, and common stock that would be issued relating to convertible long-term debt. During the quarter and nine months ended September 24, 2004, 67 thousand and 259 thousand options, respectively, were exercised. During the quarter and nine months ended September 26, 2003, 36 thousand and 211 thousand options, respectively, were exercised.

     Certain potentially dilutive common shares at September 24, 2004 and September 26, 2003 were excluded from the computation of earnings per share, assuming dilution, since their exercise prices were greater than the average market price of the common shares during the period or contingent conditions for conversion were not met. The following table indicates information about potentially dilutive common shares excluded from the computation of earnings per share:

	Quarters Ended
	September 24,	September 26,
	2004	2003
Number of Shares (Millions)	31	34
Average Exercise /Conversion Price	$45.91	$45.35

     Potentially dilutive common shares include approximately 10 million shares associated with convertible debentures issued by the Company in 2001, which mature October 30, 2021.

     At its September 29-30, 2004 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The EITF states that contingently convertible debt instruments are subject to the if-converted method under Financial Accounting Standards Board’s (“FASB”) Statement of Financial Standards (“SFAS”) 128, Earnings Per Share, regardless of fulfillment of any of the contingent features included in the instrument. The EITF concluded that this consensus would have the same transition date as the anticipated amendment to SFAS 128 expected to be issued by the FASB during the fourth quarter. The amendment is expected to be effective for periods ending after December 15, 2004 and the consensus must be applied by restating all periods during which the instrument was outstanding.

     Beginning in the fourth quarter of 2004, CSX may be required to include approximately 10 million shares underlying its convertible debt instrument using the if-converted method in the computation of earnings per share, assuming dilution. The dilutive impact for all periods is expected to be in the range of 2%-5%.

     As a result of the anticipated amendment to SFAS 128, during the third quarter, CSX amended the terms of these debentures to surrender its right to pay the purchase price, in whole or in part, in shares of CSX’s common stock for debentures tendered to CSX at the option of holders on certain specified purchase dates. As a result, CSX will be required to pay the purchase price for such debentures on such specified purchase dates in cash.

     Holders may in addition convert their debentures into shares of the Company’s common stock at a conversion rate of 17.75 common shares per debenture, subject to customary anti-dilution adjustments, if any of the following conditions are satisfied:

•	If the closing sale price of the Company’s common stock for at least 20 trading days in the 30 trading day period ending on the trading day before the conversion date is more than 120% (which percentage will decline over the life of the debentures to 110% in accordance with the terms of the debentures) of the accreted conversion price per share of the Company’s common stock at that preceding trading day;

•	If the Company’s senior unsecured credit ratings are downgraded by Moody’s Investors Service, Inc. to below Ba1 and by Standard & Poor’s Rating Services to below BB+;

•	If the Company has called the debentures for redemption (which may occur no sooner than October 30, 2008); or

•	Upon the occurrence of specified corporate transactions.

     The accreted conversion price of the debentures at September 24, 2004 was $47.53 and the threshold price to be met in order to convert the debentures into common stock was $56.56 per common share. At September 24, 2004 and December 26, 2003, outstanding debentures are included in long-term debt, at a carrying value of $462 million and $447 million, respectively.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 2. EARNINGS PER SHARE, Continued

     These potentially dilutive common shares have been excluded from the computation of earnings per share, assuming dilution, because none of the conditions for conversion of the debentures have been met. A substantial increase in the fair market value of the Company’s stock price could trigger contingent conditions for conversion and allow holders to convert their debentures into CSX common stock and thus negatively impact basic earnings per share.

NOTE 3. DEBT AND CREDIT AGREEMENTS

     In February 2004, the Company executed a $100 million credit agreement that matures February 25, 2005. Borrowings under the facility bear interest at a rate that varies with LIBOR plus an applicable spread. As of September 24, 2004, the Company had $100 million in aggregate principal amount outstanding under this agreement.

     In June 2004, the Company executed a $300 million credit agreement with a maturity date of December 29, 2004. Borrowings under the facility bore interest at a rate that varies with LIBOR plus an applicable spread. As of September 24, 2004, the Company had repaid the entire aggregate principal amount outstanding under this agreement and terminated this agreement.

     In August 2004, the Company issued a $300 million of floating rate notes with a maturity date of August 3, 2006. The notes bear interest at a rate that varies with LIBOR plus an applicable spread. These notes are not redeemable prior to maturity.

     Outstanding debt obligations of $300 million matured in August, 2004. The Company settled these obligations with cash and short-term investments on hand.

     The weighted average interest rate on outstanding short-term borrowings of $103 million was 1.76% as of September 24, 2004. The Company had $2 million of short-term borrowings outstanding as of December 26, 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3. DEBT AND CREDIT AGREEMENTS, Continued

     The Company has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2005. The facilities were entered into in May 2004 on terms substantially similar to the facilities they replaced: a $345 million unsecured revolving credit facility that expired in May 2004 and a $1.0 billion unsecured revolving credit facility that would have expired in May 2006. Generally, these facilities may be used for general corporate purposes, to support the Company’s commercial paper, and for working capital. Neither of the credit facilities were drawn on as of September 24, 2004. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. Similar to the credit facilities they replaced, these credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. At September 24, 2004, the Company was in compliance with all covenant requirements under the facilities.

NOTE 4. DIVESTITURES

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with The Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $265 million of leases under which CSX or one of its affiliates will remain a lessee / sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction is being recognized over the 12-year sub-lease term. The securities have a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon. $226 million is shown as proceeds from divestiture in the investing section of the Consolidated Statement of Cash Flows and $3 million is included in net earnings.

     In July 2004, Horizon was acquired by an unrelated third party, and CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest, and a performance payment of $7 million, which will also be recognized over the 12-year sub-lease term. $55 million is shown as proceeds from divestiture in the investing section of the Consolidated Statement of Cash Flows and $4 million is included in net earnings. However, CSX and one of its affiliates will continue to remain a lessee / sublessor or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 13, Commitments and Contingencies.)

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5.	NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING | CHANGES

     SFAS 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax, or 26 cents per share, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and it will not have a material effect on future earnings.

     SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation)

     In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under that guidance, CSX consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. Other income includes net equity earnings for FRT for the quarter and nine months ended September 26, 2003. The following table indicates the impact of consolidating FRT in 2004 compared to equity method accounting in 2003.

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
Revenues	$16	$—	$46	$—
Operating Expense	9	—	27	—
Net Equity Earnings	—	—	—	2
Net Income	1	—	4	—

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5.	NEW ACCOUNTING PRONOUNCEMENTS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGES, Continued

	September 24,	December 26,
(Dollars in Millions)	2004	2003
Current Assets	$30	$—
Long-term Assets	145	44
Current Liabilities	28	—
Long-term Liabilities	95	—

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

     As previously reported, in June 2003 CSX, Norfolk Southern Corporation (“NS”), and Conrail Inc. (“Conrail”) jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NSR”), of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system were owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). In August 2004, the following events occurred: (i) the ownership of NYC and PRR was transferred to CSXT and NSR, respectively, and (ii) CSXT consummated an exchange offer of new unsecured securities of subsidiaries of CSXT and NSR for unsecured securities of Conrail. The exchange offer was the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties joint petition filed with the STB.

     CSXT and NSR offered unsecured debt securities of newly formed subsidiaries in an approximate 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by each respective subsidiary were fully and unconditionally guaranteed by CSXT and NSR. Upon completion of the transaction, the subsidiaries merged into CSXT and NSR, respectively, and the new debt securities thus became direct unsecured obligations of CSXT and NSR. Conrail’s secured debt and lease obligations remained obligations of CSXT or NSR. Conrail’s secured debt and lease obligations of Conrail are supported by new leases and subleases which became the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR.

     Prior to the transaction, CSX’s and NS’ indirect ownership interest in NYC and PRR mirror their ownership interest in Conrail (42% for CSX and 58% for NS). Subsequent to the transaction, CSX obtained direct ownership of all NYC and NS obtained direct ownership PRR. Thus, CSX in effect received NS’s 58% indirect ownership in NYC and NS in effect received CSX’s 42% indirect ownership of PRR. The receipt of the interests not already indirectly owned by CSX was accounted for at fair value. The receipt of the NYC interest already indirectly owned by CSX was accounted for using CSX’s basis in amounts already included within CSX’s investment in Conrail.

     As a result of the transaction, the Company recognized a net gain of $16 million, after tax, which is included in other income. The accounting for the transaction could be adjusted upon receipt of the final third party valuation and allocation of fair value to individual assets.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     The Company recorded this transaction at fair value based on the preliminary results of an independent valuation. The following tables summarize the estimated fair value of the acquired assets and liabilities assumed at the date of the spin-off and at the end of the prior year and its effects on the Company’s Consolidated Balance Sheets as of September 24, 2004 and December 26, 2003. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements:

	Before Spin-off Effects	Effects of	(unaudited) Reported
(Dollars in Millions)	September 24, 2004	Spin-off	September 24, 2004
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$629	$—	$629
Accounts Receivable — Net	1,171	—	1,171
Materials and Supplies	167	—	167
Deferred Income Taxes	126	—	126
Other Current Assets	215	7	222

Total Current Assets	2,308	7	2,315
Properties — Net	13,961	6,018	19,979
Investment in Conrail	4,697	(4,130)	567
Affiliates and Other Companies	602	—	602
Other Long-term Assets	766	136	902

Total Assets	$22,334	$2,031	$24,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$862	$—	$862
Labor and Fringe Benefits Payable	435	—	435
Casualty, Environmental and Other Reserves	238	—	238
Current Maturities of Long-term Debt	181	—	181
Short-term Debt	103	—	103
Income and Other Taxes Payable	101	—	101
Other Current Liabilities	90	7	97

Total Current Liabilities	2,010	7	2,017
Casualty, Environmental and Other Reserves	806	6	812
Long-term Debt	7,189	(93)	7,096
Deferred Income Taxes	3,965	2,086	6,051
Other Long-term Liabilities	1,544	9	1,553

Total Liabilities	15,514	2,015	17,529

Shareholders’ Equity:
Common Stock, $1 Par Value	215	—	215
Authorized 300,000,000 Shares
Issued and Outstanding 214,829,471 Shares
Other Capital	1,597	—	1,597
Retained Earnings	5,151	16	5,167
Accumulated Other Comprehensive Loss	(143)	—	(143)

Total Shareholders’ Equity	6,820	16	6,836

Total Liabilities and Shareholders’ Equity	$22,334	$2,031	$24,365

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

			(Unaudited) Pro Forma Spin-
	Reported December 26,	Effects of	off Effects December 26,
Dollars in Millions)	2003	Spin-off	2003
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$368	$—	$368
Accounts Receivable — Net	1,163	—	1,163
Materials and Supplies	170	—	170
Deferred Income Taxes	136	—	136
Other Current Assets	66	7	73

Total Current Assets	1,903	7	1,910
Properties — Net	13,730	6,151	19,881
Investment in Conrail	4,678	(4,185)	493
Affiliates and Other Companies	515	—	515
Other Long-term Assets	934	136	1,070

Total Assets	$21,760	$2,109	$23,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$827	—	827
Labor and Fringe Benefits Payable	397	—	397
Casualty, Environmental and Other Reserves	280	—	280
Current Maturities of Long-term Debt	426	—	426
Short-term Debt	2	—	2
Income and Other Taxes Payable	123	—	123
Other Current Liabilities	155	7	162

Total Current Liabilities	2,210	7	2,217
Casualty, Environmental and Other Reserves	836	6	842
Long-term Debt	6,886	(55)	6,831
Deferred Income Taxes	3,752	2,142	5,894
Other Long-term Liabilities	1,623	9	1,632

Total Liabilities	15,307	2,109	17,416

Shareholders’ Equity:
Common Stock, $1 Par Value	215	—	215
Authorized 300,000,000 Shares
Issued and Outstanding 214,829,471 Shares
Other Capital	1,579	—	1,579
Retained Earnings	4,957	—	4,957
Accumulated Other Comprehensive Loss	(298)	—	(298)

Total Shareholders’ Equity	6,453	—	6,453

Total Liabilities and Shareholders’ Equity	$21,760	$2,109	$23,869

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes To Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     The following table illustrates the pro forma effect on the Consolidated Income Statements as if the spin-off transaction had been completed as of the beginning of the periods.

	Quarters Ended			Quarters Ended
	September 24, 2004			September 26, 2003
		Effect of			Effect of
(Dollars in Millions, Except Per Share Amounts)	As reported	Spin-off	Pro Forma	As reported	Spin-off	Pro Forma
Operating Revenue	$1,980	$—	$1,980	$1,882	$—	$1,882

Net Earnings (Loss)	123	4	127	(103)	5	(98)

Earnings Per Share, Assuming Dilution:

Net Earnings (Loss)	$0.57	$0.02	$0.59	$(0.48)	$0.03	$(0.45)

	Nine Months Ended			Nine Months Ended
	September 24, 2004			September 26, 2003
		Effect of			Effect of
(Dollars in Millions, Except Per Share Amounts)	As reported	Spin-off	Pro Forma	As reported	Spin-off	Pro Forma
Operating Revenue	$5,976	$—	$5,976	$5,840	$—	$5,840
Earnings before Cumulative Effect of Accounting Change	272	15	287	66	16	82
Cumulative Effect of Accounting Change — Net of Tax	—		—	57	—	57

Net Earnings	272	15	287	123	16	139

Earnings Per Share, Assuming Dilution:
Before Cumulative Effect of Accounting Change	1.26	0.07	1.33	0.31	0.08	0.39
Cumulative Effect of Accounting Change	—	—	—	0.26	—	0.26

Net Earnings	$1.26	$0.07	$1.33	$0.57	$0.08	$0.65

Beginning September the impact of the transaction included in the Company’s Consolidated Income Statement.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

     As a result of the spin-off transaction, CSX’s investment in Conrail no longer includes the amounts related to NYC and PRR. Instead the assets and liabilities of NYC are reflected in their respective line items in CSX’s Consolidated Balance Sheet. As noted, Conrail will continue to own, manage, and operate the Shared Assets Areas. However, this transaction effectively decreased rents paid to Conrail after the transaction date, as assets previously leased from Conrail are now owned by CSX. Due to the spin-off transaction the future minimum payments to Conrail under the operating, equipment and shared area agreements will be significantly reduced.

Accounting and Financial Reporting Effects

     CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail through August 2004.

2.	Equipment rental payments to Conrail through August 2004.

3.	Transportation, switching, and terminal service charges provided by Conrail in the Shared Assets Areas that Conrail operates for the joint benefit of CSX and NS.

4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.

5.	CSX’s 42% share of Conrail’s income before cumulative effect of accounting change recognized under the equity method of accounting.

Detail of Conrail Rents, Fees and Services

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
Rents, Fees and Services	$69	$90	$251	$268
Purchase Price Amortization and Other	9	14	34	41
Equity in Income of Conrail	(15)	(18)	(53)	(50)

Total Conrail	$63	$86	$232	$259

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Conrail Financial Information

     Summary financial information for Conrail for its fiscal periods ended September 30, 2004 and 2003 and at December 31, 2003 is as follows:

	Quarters Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in Millions)	2004	2003	2004	2003
Income Statement Information:
Revenues	$87	$77	$247	$235
Expenses	91	84	268	258

Operating Loss	$(4)	$(7)	$(21)	$(23)

Income from Continuing operations	$4	$2	$10	$5

Income from Discontinued Operations, net of tax	29	40	117	151
Cumulative Effect of Accounting Change, net of tax	—	—	(1)	2

Net Income	$33	$42	$126	$158

	September 30,	December 31,
(Dollars in Millions)	2004	2003
Balance Sheet Information:
Current Assets	$331	$186
Assets of Discontinued Operations	—	7,176
Property and Equipment and Other Assets	1,095	952

Total Assets	$1,426	$8,314

Current Liabilities	$240	$260
Long-term Debt	288	288
Liabilitites of Discontinued Operations	—	2,751
Other Long-term Liabilities	554	561

Total Liabilities	1,082	3,860
Stockholders’ Equity	344	4,454

Total Liabilities and Stockholders’ Equity	$1,426	$8,314

     The decrease in Conrail’s total assets and Stockholder’s equity were the result of the Spin-off transaction.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6. INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL, Continued

Transactions with Conrail

     As listed below, CSX has amounts payable to Conrail representing expenses incurred under the operating, equipment and shared area agreements with Conrail.

	September 24,	December 26,
(Dollars in Millions)	2004	2003
CSX Payable to Conrail	$41	$71
Conrail Advances to CSX	$—	$515
Interest Rates on Conrail Advances to CSX	N/A	1.66%

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2004	2003	2004	2003
Interest Expense Related to Conrail Advances	$3	$1	$7	$5

     The agreement under which CSX operated its allocated portion of the Conrail route system was terminated upon consummation of the spin-off transaction, as CSX then became the direct owner of its allocated portion of the Conrail system. Agreements for subleasing Conrail equipment operated by CSX cover varying terms. CSX is responsible for all costs of operating, maintaining, and improving the equipment under these agreements.

NOTE 7. ACCOUNTS RECEIVABLE

Sale of Accounts Receivable

     As of June 2003, CSXT discontinued its accounts receivable securitization program. Prior to that, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT. Net losses associated with the sale of receivables were $10 million for the nine months ended September 26, 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 7. ACCOUNTS RECEIVABLE, Continued

Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the balance sheet as follows:

	September 24,	December 26,
(Dollars in Millions)	2004	2003
Allowance for Doubtful Accounts	$105	$106

NOTE 8. OPERATING EXPENSE

     Operating expense consists of the following:

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
Labor and Fringe	$688	$656	$2,073	$2,072
Materials, Supplies and Other	412	376	1,275	1,210
Conrail Rents, Fees and Services	63	86	232	259
Building and Equipment Rent	139	146	416	422
Inland Transportation	72	76	216	247
Depreciation	177	158	504	475
Fuel	162	132	467	441
Provision for Casualty Claims	—	232	—	232
Additional Loss on Sale	—	108	—	108
Restructuring Charges	3	10	77	10

Total	$1,716	$1,980	$5,260	$5,476

     Operating expenses include amounts from the Company’s domestic container-shipping subsidiary, CSX Lines, through February of 2003, when most of CSX’s interest in the entity was conveyed to a new venture. (See Note 4, Divestitures)

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 9. OTHER INCOME

     Other income consists of the following:

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
Interest Income	$5	$8	$13	$16
Income from Real Estate and Resort Operations	19	25	17	58
Discounts on Sales of Accounts Receivable	—	—	—	(10)
Net Gain on Conrail Spin-off, after tax	16	—	16	—
Minority Interest Expense	(11)	(12)	(28)	(32)
Miscellaneous	(4)	—	(1)	(2)

Total	$25	$21	$17	$30

Gross Revenue from Real Estate and Resort
Operations Included in Other Income	$69	$74	$146	$184

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

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

     Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $39 million and $55 million for the fair market value of the interest rate swap agreements at September 24, 2004 and December 26, 2003, respectively.

     The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as “Operating Activities” in the Consolidated Cash Flow Statements. For the quarter and nine month periods ended September 24, 2004, the Company reduced interest expense by approximately $5 million and $26 million, respectively, as a result of the interest rate swap agreements that were in place during each period. For the quarter and nine month periods ended September 26, 2003, the Company reduced interest expense by approximately $11 million and $33 million, respectively. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

     The counterparties to the interest rate swap agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

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

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 10. DERIVATIVE FINANCIAL INSTRUMENTS, Continued

     Following is a summary of outstanding fuel swaps:

September 24,
2004
Approximate Gallons Hedged (Millions)	446
Average Price Per Gallon	$0.80
Swap Maturities

	September 2004 - July 2006
	2004	2005	2006
Estimated % of Future Fuel Purchases
Hedged at September 24, 2004	40%	46%	12%

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter and nine months ended September 24, 2004 by $13 million and $17 million, respectively. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the balance sheet with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. Accumulated Other Comprehensive Loss included a gain, net of tax of approximately $107 million and $6 million as of September 24, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

     The Company has temporarily suspended entering into new swaps in its fuel hedge program since the middle of the third quarter 2004. The Company will continue to monitor and assess the current issues facing the global fuel market place to decide when to resume trading under the program.

     The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 11. STOCK-BASED COMPENSATION

     Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis and accordingly, expense of $1 million and $11 million was recognized in the quarter and nine months ended September 24, 2004, respectively, for stock options granted in May 2003. Stock compensation expense includes $6 million recorded in conjunction with the Company’s management restructuring for the nine month period ended September 24, 2004 (see Note 17, Management Restructuring), related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees. In the quarter and nine months ended September 26, 2003 stock compensation expense of $2 million and $3 million, respectively, was recognized for stock options granted in May 2003.

     The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions, Except Per Share Amounts)	2004	2003	2004	2003
Net Earnings — As Reported	$123	$(103)	$272	$123
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income — Net of Related Tax Effects	1	2	8	1
Deduct: Total Stock Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards - Net of Related Tax Effects	(5)	(12)	(26)	(26)

Pro Forma Net Earnings	$119	$(113)	$254	$98

Earnings Per Share:
Basic — As Reported	$0.57	$(0.48)	$1.27	$0.57
Basic — Pro Forma	$0.55	$(0.53)	$1.18	$0.46
Diluted — As Reported	$0.57	$(0.48)	$1.26	$0.57
Diluted — Pro Forma	$0.55	$(0.53)	$1.18	$0.46

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES

     Casualty, environmental and other reserves are provided for in the balance sheet as follows:

	September 24, 2004			December 26, 2003
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$186	$640	$826	$198	$665	$863
Separation	22	143	165	52	156	208
Environmental	30	29	59	30	15	45

Total	$238	$812	$1,050	$280	$836	$1,116

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of occupational injury and personal injury claims. The Company’s estimate of casualty reserves includes an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. Other occupational claims include allegations of exposure to certain materials in the workplace, such as solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

     In the third quarter of 2003, the Company changed its estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries. In conjunction with the change in estimate, the Company recorded a charge of $232 million in the third quarter of 2003 to increase its provision for these claims.

Asbestos and Other Occupational Injuries

     The Company is assisted by third party professionals to project the number of asbestos and other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis the Company established reserves for the probable and reasonably estimable asbestos and other occupational injury liabilities.

     The methodology used by the third party to project future occupational injury claims was based largely on CSX’s recent experience, including claim-filing and settlement rates, injury and disease mix, open claims and claim settlement costs. However, projecting future occupational injury claims and settlements costs is subject to numerous variables that are difficult to predict. In addition to the significant uncertainties surrounding the number of claims that might be received, other variables, including the type and severity of the injury or disease alleged by each claimant, the long latency period associated with exposure, dismissal rates, costs of medical treatment, uncertainties surrounding the litigation process from jurisdiction to jurisdiction and from case to case and the impact of changes in legislative or judicial standards, may cause actual results to differ significantly from current estimates. Furthermore, predictions with respect to these variables are subject to greater uncertainty as the projection period lengthens. In light of these uncertainties, CSX believes that seven years is the most reasonable period for estimating future claims, and that claims received after that period are not reasonably estimable. CSX’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $332 million at September 24, 2004, compared to $357 million at December 26, 2003.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

     CSX increased its reserve for asbestos and other occupational claims by a net $206 million during the third quarter of 2003 to cover the estimate of incurred but not reported claims. Reflecting the additional provisions, CSX’s reserve for asbestos and other occupational claims on an undiscounted basis amounted to $350 million at September 26, 2003.

     A summary of existing claims activity is as follows:

	Nine Months Ended	Fiscal Year Ended
	September 24, 2004	December 26, 2003
Asserted Claims:
Open Claims — Beginning of Period	12,904	14,278
New Claims Filed	837	2,368
Claims Settled	(2,649)	(3,382)
Claims Dismissed	(181)	(360)

Open Claims — End of Period	10,911	12,904

     Approximately 5,600 of the open claims at September 24, 2004 are asbestos claims against the Company’s previously owned international container-shipping business, Sea-Land. Because the Sea-Land claims are claims against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The remaining open claims have been asserted against CSXT. The Company had approximately $13 million reserved for the Sea-Land claims at September 24, 2004 and December 26, 2003.

Personal Injury

     During the third quarter of 2003, CSX retained an independent actuarial firm to assess the value of CSX’s personal injury portfolio. Reserves for personal injury claims are $359 million and $355 million at September 24, 2004 and December 26, 2003, respectively.

     CSX continues to retain an independent actuarial firm to assess the value of CSX’s personal injury portfolio. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSX’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 12. CASUALTY, ENVIRONMENTAL AND OTHER RESERVES, Continued

Separation Liability

     Separation liabilities at September 24, 2004, and December 26, 2003, include productivity charges recorded in 1991 and 1992 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable under the Company’s management restructuring programs. (See Note 17, Management Restructuring)

Environmental Reserves

     CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 253 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.

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

     Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. The recorded liabilities for estimated future environmental costs at September 24, 2004, and December 26, 2003 were $59 million and $45 million, respectively. Approximately $6 million of the increase is attributable to liabilities assumed due to the Conrail spin-off transaction. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) reasonably estimable. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. The majority of the September 24, 2004 environmental liability is expected to be paid over the next seven years.

     The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reasonably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to take remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $2.6 billion. The long-term maintenance program is intended to provide CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $39 million and $114 million during the quarter and nine month periods ended September 24, 2004, respectively. During the quarter and nine months periods ended September 26, 2003, the Company paid $32 million and $98 million, respectively.

Self-Insurance

     The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

Guarantees

     The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by the Company in its business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment or to perform certain actions to the guaranteed party based on another entity’s failure to perform. As of September 24, 2004, the Company’s guarantees can be segregated into three main categories:

1.	Guarantees of approximately $371 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

2.	Guarantees of approximately $73 million, of which $13 million may be recovered from other shareholders, relating to construction and cash deficiency support guarantees at several of the Company’s international terminal locations under development. The non-performance of one of its partners, cost overruns or non-compliance with financing loan covenants could cause the Company to have to perform under these guarantees. The Company has made equity contributions of $3 million under these guarantees and estimates it will be required to make additional equity contributions totaling $4 million in 2004 and 2005.

3.	Guarantees of approximately $265 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines in February 2003, as discussed in Note 4, Divestitures.

The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 13. COMMITMENTS AND CONTINGENCIES, Continued

STB Proceeding

     In 2001, Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSXT common carrier coal rates are unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates are reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. In October 2004, the STB issued a decision denying Duke’s petition for reconsideration of its February 2004 ruling. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative and legal appeals are possible, and could take several years to resolve. An unfavorable outcome with respect to the phase-in would not have a material effect on the Company’s financial position.

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

Matters Arising Out of Sale of International Container-Shipping Assets

     In 2003, CSX finalized a settlement agreement with Maersk resolving all remaining material disputes pending directly between the two companies, consisting predominantly of two major disputes. The first dispute involved a post-closing working capital adjustment to the sale price for which the Company had recorded a receivable of approximately $70 million. The second dispute involved a claim of 425 million Dutch Guilders (approximately $180 million at then prevailing currency exchange rates) plus interest by European Container Terminals (“ECT”) alleging breaches of contract by the Company at the Rotterdam container terminal facility owned by ECT.

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

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (Note 1, Basis of Presentation) in the CSX 2003 Annual Report on Form 10-K, except that for segment reporting purposes, CSX includes minority interest expense on the international terminals segment’s joint venture businesses in operating expense. These amounts are reclassified through eliminations in CSX’s consolidated financial statements to other income. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, at current market prices.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. BUSINESS SEGMENTS, Continued

     Business segment information for the quarters and nine months ended September 24, 2004 and September 26, 2003 is as follows:

	Surface Transportation
				International
(Dollars in Millions)	Rail	Intermodal	Total	Terminals	Other (1)	Total
Quarter Ended September 24, 2004
Revenues from External Customers	$1,616	$322	1,938	42	$—	$1,980
Intersegment Revenues	—	—	—	—	—	—
Segment Operating Income	216	31	247	8	9	264
Assets	19,929	651	20,580	1,065	—	21,645
Quarter Ended September 26, 2003
Revenues from External Customers	$1,510	$313	$1,823	$59	$—	$1,882
Intersegment Revenues	—	—	—	—	—	—
Segment Operating Income	(45)	29	(16)	20	—	4
Assets	12,549	594	13,143	1,006	—	14,149
Nine Months Ended September 24, 2004
Revenues from External Customers	$4,893	$955	$5,848	$128	$—	$5,976
Intersegment Revenues	—	—	—	—	—	—
Segment Operating Income	597	81	678	16	22	716
Assets	19,929	651	20,580	1,065	—	21,645
Nine Months Ended September 26, 2003
Revenues from External Customers	$4,614	$929	$5,543	$169	$128	$5,840
Intersegment Revenues	—	4	4	—	—	4
Segment Operating Income	334	78	412	52	1	465
Assets	12,549	594	13,143	1,006	—	14,149

(1)	Prior to the conveyance of CSX Lines, it was a segment of CSX and was presented with international terminals on a combined basis, as the Marine Services operations of the Company. Results for CSX Lines are now presented in the Other column.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 14. BUSINESS SEGMENTS, Continued

     A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Quarters Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
(Dollars in Millions)	2004	2003	2004	2003
Revenues:
Total External Revenues for Business Segments	$1,980	$1,882	$5,976	$5,840
Intersegment Revenues for Business Segments	—	—	—	4
Elimination of Intersegment Revenues	—	—	—	(4)

Total Consolidated Revenues	$1,980	$1,882	$5,976	$5,840

Operating Income:
Total Operating Income for Business Segments	$255	$4	$694	$465
Reclassification of Minority Interest Expense for International Terminals Segment	7	9	17	28
Unallocated Corporate Expenses	2	(3)	5	(21)
Additional Loss on Sale	—	(108)	—	(108)

Total Consolidated Operating Income	$264	$(98)	$716	$364

Assets:
Assets for Business Segments	$21,645	$14,149
Investment in Conrail	567	4,661
Elimination of Intersegment Payables (Receivables)	(499)	(132)
Non-segment Assets	2,652	3,249

Total Consolidated Assets	$24,365	$21,927

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA

     During 1987, Sea-Land, a former consolidated subsidiary of the Company, entered into agreements to sell and lease back, by charter, three new U.S.built, U.S.-flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters, which, along with the container ships, serve as collateral for debt securities registered with the SEC. As noted in Note 3, Divestitures, of the CSX 2003 Annual Report on Form 10-K, CSX agreed to convey certain assets of CSX Lines to Horizon. These obligations are not part of this transaction and another CSX entity, CSX Vessel Leasing, became the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and obligor are as follows (certain prior year amounts have been reclassified to conform to the 2004 presentation):

Consolidating Income Statement

	CSX	CSX Vessel
(Dollars in Millions)	Corporation	Leasing	Other	Eliminations	Consolidated
Quarter Ended September 24, 2004
Operating Revenue	$—	$—	$1,994	$(14)	$1,980
Operating Expense	(39)	—	1,767	(12)	1,716

Operating Income (Loss)	39	—	227	(2)	264
Equity in Earnings of Subsidiaries	166	—	—	(166)	$—
Other Income (Expense)	(13)	1	34	3	$25
Interest Expense	88	—	17	1	106

Earnings (Loss) before Income Taxes	104	1	244	(166)	$183
Income Tax Expense (Benefit)	(19)	—	79	—	60

Net Earnings (Loss)	$123	$1	$165	$(166)	$123

	CSX	CSX Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
Quarter Ended September 26, 2003
Operating Revenue	$—	$—	$1,896	$(14)	$1,882
Operating Expense	(42)	—	2,033	(11)	1,980

Operating Income (Loss)	42	—	(137)	(3)	(98)
Equity in Earnings of Subsidiaries	(92)	—	—	92	—
Other Income (Expense)	21	1	3	(4)	21
Interest Expense	91	—	19	(7)	103

Earnings (Loss) before Income Taxes	(120)	1	(153)	92	(180)
Income Tax Expense (Benefit)	(17)	—	(60)	—	(77)

Net Earnings (Loss)	$(103)	$1	$(93)	$92	$(103)

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Income Statement

	CSX	CSX Vessel
(Dollars in Millions)	Corporation	Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 24, 2004
Operating Revenue	$—	$—	$6,027	$(51)	$5,976
Operating Expense	(103)	—	5,407	(44)	5,260

Operating Income (Loss)	103	—	620	(7)	716
Equity in Earnings of Subsidiaries	420	—	—	(420)	$—
Other Income (Expense)	(32)	3	53	(7)	$17
Interest Expense	285	—	52	(14)	323

Earnings (Loss) before Income Taxes	206	3	621	(420)	$410
Income Tax Expense (Benefit)	(66)	—	204	—	138

Net Earnings (Loss)	$272	$3	$417	$(420)	$272

	CSX	CSX Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 26, 2003
Operating Revenue	$—	$—	$5,899	$(59)	$5,840
Operating Expense	(119)	—	5,647	(52)	5,476

Operating Income (Loss)	119	—	252	(7)	364
Equity in Earnings of Subsidiaries	234	—	—	(234)	—
Other Income (Expense)	(9)	2	54	(17)	30
Interest Expense	274	—	61	(24)	311

Earnings (Loss) before Income Taxes and Cumulative Effect of Accounting Change	70	2	245	(234)	83
Income Tax Expense (Benefit)	(53)	—	70	—	17

Earnings Before Cumulative Effect of Accounting Change	123	2	175	(234)	66
Cumulative Effect of Accounting Change — Net of Tax	—	—	57	—	57

Net Earnings (Loss)	$123	$2	$232	$(234)	$123

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Balance Sheet

	CSX	CSX Vessel
(Dollars in Millions)	Corporation	Leasing	Other	Eliminations	Consolidated
September 24, 2004
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,412	$46	$(829)	$—	$629
Accounts Receivable — Net	(530)	13	1,671	17	1,171
Materials and Supplies	—	—	167	—	167
Deferred Income Taxes	11	—	115	—	126
Other Current Assets	2	—	346	(126)	222

Total Current Assets	895	59	1,470	(109)	2,315
Properties	25	—	25,836	—	25,861
Accumulated Depreciation	24	—	5,858	—	5,882

Properties — Net	1	—	19,978	—	19,979
Investment in Conrail	—	—	567	—	567
Affiliates and Other Companies	—	—	640	(38)	602
Investment in Consolidated Subsidiaries	13,020	—	393	(13,413)	—
Other Long-term Assets	1,418	—	141	(657)	902

Total Assets	$15,334	$59	$23,189	$(14,217)	$24,365

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$128	$20	$698	$16	$862
Labor and Fringe Benefits Payable	12	—	423	—	435
Payable to Affiliates	—	—	126	(126)	—
Casualty, Environmental and Other Reserves	—	—	238	—	238
Current Maturities of Long-term Debt	50	—	131	—	181
Short-term Debt	100	—	3	—	103
Income and Other Taxes Payable	1,413	—	(1,312)	—	101
Other Current Liabilities	20	—	77	—	97

Total Current Liabilities	1,723	20	384	(110)	2,017
Casualty, Environmental and Other Reserves	—	—	812	—	812
Long-term Debt	5,830	—	1,266	—	7,096
Deferred Income Taxes	(9)	—	6,060	—	6,051
Long-term Payable to Affiliates	396	—	127	(523)	—
Other Long-term Liabilities	558	31	1,108	(144)	1,553

Total Liabilities	$8,498	$51	$9,757	$(777)	$17,529

Shareholders’ Equity:
Preferred Stock	—	—	395	(395)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,597	1	8,244	(8,245)	1,597
Retained Earnings	5,167	7	4,584	(4,591)	5,167
Accumulated Other Comprehensive Loss	(143)	—	—	—	(143)

Total Shareholders’ Equity	6,836	8	13,432	(13,440)	6,836

Total Liabilities and Shareholders’ Equity	$15,334	$59	$23,189	$(14,217)	$24,365

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

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Cash Flow Statements

	CSX	CSX
(Dollars in Millions)	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 24, 2004
Operating Activities
Net Cash Provided (Used) by Operating Activities	$31	$—	$983	$(149)	$865

Investing Activities
Property Additions	—	—	(734)	—	(734)
Net Proceeds from Divestitures	—	—	55	—	55
Short-term Investments — Net	(326)	—	(23)	—	(349)
Other Investing Activities	(3)	—	(11)	(10)	(24)

Net Cash Provided (Used) by Investing Activities	(329)	—	(713)	(10)	(1,052)

Financing Activities
Short-term Debt — Net	100	—	1	—	101
Long-term Debt Issued	412	—	—	—	412
Long-term Debt Repaid	(300)	—	(85)	—	(385)
Dividends Paid	(66)	—	(147)	149	(64)
Other Financing Activities	27	1	(20)	10	18

Net Cash Provided (Used) by Financing Activities	173	1	(251)	159	82
Net Increase (Decrease) in Cash and Cash Equivalents	(125)	1	19	—	(105)
Cash and Cash Equivalents at Beginning of Period	1,163	45	(912)	—	296

Cash and Cash Equivalents at End of Period	$1,038	$46	$(893)	$—	$191

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 15. SUMMARIZED CONSOLIDATING FINANCIAL DATA, Continued

Consolidating Cash Flow Statements

	CSX	CSX
(Dollars in Millions)	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 26, 2003
Operating Activities
Net Cash Provided (Used) by Operating Activities	$69	$—	$516	$(181)	$404

Investing Activities
Property Additions	—	—	(757)	—	(757)
Net Proceeds from Divestitures	214	—	—	—	214
Short-term Investments — Net	(190)	—	(23)	—	(213)
Other Investing Activities	27	—	208	(261)	(26)

Net Cash Provided (Used) by Investing Activities	51	—	(572)	(261)	(782)

Financing Activities
Short-term Debt — Net	585	—	1	—	586
Long-term Debt Issued	433	—	—	—	433
Long-term Debt Repaid	—	—	(292)	—	(292)
Dividends Paid	(66)	—	(179)	180	(65)
Other Financing Activities	17	45	(350)	262	(26)

Net Cash Provided (Used) by Financing Activities	969	45	(820)	442	636
Net Increase (Decrease) in Cash and Cash Equivalents	1,089	45	(876)	—	258
Cash and Cash Equivalents at Beginning of Period	264	—	(137)	—	127

Cash and Cash Equivalents at End of Period	$1,353	$45	$(1,013)	$—	$385

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

     In addition to the defined benefit pension plans, the Company sponsors three plans that provide medical and life insurance benefits to most full-time salaried employees upon their retirement. The postretirement medical plans are contributory (partially funded by participating retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

     The following table presents components of net periodic benefit cost for the quarters and nine months ended September 24, 2004 and September 26, 2003:

	Quarters Ended
	Pension Benefits		Other Benefits
(Dollars in Millions)	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Service Cost	$9	$9	$2	$3
Interest Cost	28	28	6	6
Expected Return on Plan Assets	(33)	(34)	—	—
Amortization of Prior Service Cost	1	1	(1)	(1)
Amortization of Net Loss	4	—	4	3

Net Periodic Benefit Cost	$9	$4	$11	$11

	Nine Months Ended
	Pension Benefits		Other Benefits
	September 24, 2004	September 26, 2003	September 24, 2004	September 26, 2003
Service Cost	$29	$26	$6	$9
Interest Cost	84	84	18	18
Expected Return on Plan Assets	(100)	(102)	—	—
Amortization of Prior Service Cost	3	3	(3)	(3)
Amortization of Net Loss	11	—	12	10

Net Periodic Benefit Cost	$27	$11	$33	$34

SFAS 88 Curtailment Charges	6	13	18	—
Net Periodic Benefit Cost, including Termination Benefits	$33	$24	$51	$34

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 16. EMPLOYEE BENEFIT PLANS, Continued

     The Company previously disclosed in its 2003 Annual Report on Form 10-K, that it expected to contribute $14 million to its pension plan in 2004. As of September 24, 2004, the Company has contributed $11 million to its pension plan. The Company does not presently anticipate additional contributions to its pension plan during 2004.

     Due to the termination of employees under the management restructuring plan (See Note 17, Management Restructuring), a curtailment occurred in the Company’s defined benefit pension plan and postretirement medical plan. The estimated cost of the curtailments of $24 million was included in the management restructuring charge for the nine months ended 2004. Due to the curtailments, the Company was required to update its measurement of the assets and obligations of these plans, which affected the net periodic benefit costs beginning in the second quarter of 2004.

     In connection with recognition of the curtailments, the Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The Company believes that a portion of its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006. The reduction in the postretirement benefit obligation as a result of the Act was approximately $25 million. There was no immediate impact on net earnings as an unrecognized gain will be recorded. The effects of the Act are reflected in net postretirement benefit costs as the unrecognized gain is amortized, which began in the second quarter of 2004. The Company expects 2004 postretirement benefit costs will be reduced by approximately $3 million due to the Act.

CSX CORPORATION AND SUBSIDIARIES
ITEM 1: FINANCIAL STATEMENTS
Notes to Consolidated Financial Statements (Unaudited)

NOTE 17. MANAGEMENT RESTRUCTURING

     The Company recorded separation expenses for the following:

1.	The Surface Transportation business segment incurred restructuring charges related to the November 2003 management restructuring plan to streamline the structure, eliminate organizational layers and realign certain functions. For the quarter and nine months ended September 24, 2004 the company recorded expense of $3 million and $71 million, respectively. This segment recorded an initial pretax charge related to this reduction of $34 million in 2003.The restructuring initiatives have reduced the non-union Surface Transportation workforce by 863 positions, as of September 24, 2004.

2.	International Terminals restructuring initiatives of $6 million for the nine months ended September 24, 2004, in an effort to maintain and improve productivity standards in light of current business conditions. There were no such charges in 2003 for International Terminals. The restructuring initiatives have reduced the international terminals workforce by 28 positions, as of September 24, 2004.

     In total the Company recorded management restructuring expenses of $3 million and $77 million for the quarter and nine months ended September 24, 2004, for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses.

     The total cost of the program through the third quarter of 2004 is $111 million. The majority of separation benefits will be paid from CSX’s qualified pension plan, with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge.

		Nine
	Balance	Months		Balance
	December 26,	2004		September 24,
(Dollars in Millions)	2003	Expense	Payments (a)	2004
Pension and Postretirement Separation Expense	$30	$39	$(67)	$2
Other Related Costs	4	8	(12)	—

Restructuring Total	$34	$47	$(79)	$2

Pension and Postretirement Curtailment Charges		24
Stock Compensation Expense (b)		6

Nine Months 2004 Expense		$77

(a) Includes payments from the qualified pension plan and general corporate funds.

(b) Related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees.

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

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with The Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon. Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $300 million of leases under which CSX or one of its affiliates will remain a lessee / sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction is being recognized over the 12-year sub-lease term. The securities have a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon. $226 million is shown as proceeds from divestiture in the investing section of the Consolidated Statement of Cash Flows and $3 million is included in net earnings. (See Note 4, Divestitures)

     In July 2004, Horizon was acquired by an unrelated third party, and CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest, and a performance payment of $7 million, which will also be recognized over the 12-year sub-lease term. $55 million is shown as proceeds from divestiture in the investing section of the Consolidated Statement of Cash Flows and $4 million is included in net earnings. However, CSX and one of its affiliates will continue to remain a lessee / sublessor or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 13, Commitments and Contingencies)

CSX Transportation Inc.

     CSXT is the largest rail network in the eastern United States, providing rail freight transportation over a network of more than 23,000 route miles in 23 states, the District of Columbia and two Canadian provinces. Headquartered in Jacksonville, Florida, CSXT accounted for 82% of CSX’s operating revenue and 82% of operating income in the quarter ended September 24, 2004.

CSX Intermodal Inc.

     CSX Intermodal Inc. (“CSXI”) is one of the nation’s largest transcontinental intermodal transportation service providers, operating a network of dedicated intermodal facilities across North America. The CSXI network runs approximately 500 dedicated trains between its 44 terminals weekly. CSXI accounted for 16% of CSX’s operating revenue and 12% of operating income for the quarter ended September 24, 2004. Its headquarters are located in Jacksonville, Florida. The rail and intermodal segments are viewed on a combined basis as Surface Transportation operations.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

Surface Transportation

     Surface Transportation, which includes CSX’s rail and intermodal units, generated revenue of $1.9 billion and $5.8 billion for the quarter and nine months ended September 24, 2004, respectively, compared to $1.8 billion and $5.5 billion for the quarter and nine months ended September 26, 2003, respectively. Operating income for Surface Transportation was $247 million and $678 million for the quarter and nine months ended September 24, 2004, respectively, compared to an operating loss of $16 million and operating income of $412 million for the quarter and nine months ended September 26, 2003.

     During the third quarter of 2004, Surface Transportation revenue and volume increased over the prior year comparable quarter due to favorable economic conditions combined with yield management initiatives. Surface Transportation operating income was higher than the prior year comparable quarter by $263 million, as there was a third quarter 2003 charge of $229 million that was recorded in conjunction with the Company’s change in estimate for its casualty reserves.

     In addition to reviewing various financial measures, CSX management uses non-financial indicators to monitor performance and operating efficiency of its network. Those include:

		Third Quarter Ended
				% Improvement
		2004 (a)	2003	(Decline)
Service Measurements	Personal Injury Frequency Index (Per 100 Employees)	2.25	2.38	5%
	FRA Train Accidents Frequency (Per Million Train Miles)	4.03	4.53	11%
	Average Velocity, All Trains (Miles Per Hour)	20.1	21.0	(4)%
	Average System Dwell Time (Hours)	28.8	25.4	(13)%
	Average Total Cars-On-Line	233,469	229,754	(2)%
	On -Time Originations	50.9%	64.4%	(21)%
	On -Time Arrivals	40.6%	57.4%	(29)%
	Average Recrews (Per Day)	62.2	54.3	(15)%

(a) Amounts for 2004 are estimated

     The number of FRA-reportable train accidents per million train miles and the number of injuries per 100 employees both showed improvement in the third quarter of 2004 compared to the same period in 2003. Average train velocity decreased 4%. The average system dwell time, which measures the amount of time between car arrival and departure from yards, increased 13% from the third quarter of 2003 to 2004. The percent of scheduled trains departing the origin station at or prior to the scheduled departure time and the percent of scheduled trains arriving at the destination station within two hours of the scheduled arrival time showed the largest declines for the third quarter of 2004 versus the comparable prior period. The number of relief crews called per day on average also demonstrated an unfavorable variance, deteriorating over the prior year quarter, from 54.3 to 62.2.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

Surface Transportation, Continued

     CSX’s non-financial service measures, including train velocity, equipment dwell and recrews, are indicators of network fluidity. Degradation of these measures, among other things, results in higher labor, equipment and locomotive costs. CSX management continues its efforts to improve operating performance and efficiency through a number of initiatives, including continued focus on safety processes and disciplined execution of the operating plan. CSX continues to invest in the key resources required to support strong demand for its services, including hiring additional train and engine employees and adding locomotives through purchase and short-term leasing.

     During the third quarter, the CSX network experienced a series of severe storms and hurricanes, which negatively impacted revenue, cost, and network fluidity.

     In 2004, the Company launched the ONE Plan initiative to improve operating efficiency and service levels. The initiative will redesign CSX’s operating plan for merchandise and automotive shipments, and will be implemented in two phases. The new operating plan will improve efficiency by reducing the number of terminal handlings and route miles required for each shipment. The first phase addresses the movement of shipments between processing yards. Implementation began in late June 2004 and rolled-out across the Company’s network through the 3rd quarter of 2004. All operating plan changes were in place by the end of August. Initial results were promising, but implementation was disrupted by a series of severe storms, which had an adverse impact on the entire CSX network. The Company continues to focus on executing the new operating plan and anticipates the realization of benefits in 2005. The second phase of the ONE Plan will address the local pick-up and delivery of shipments to customer locations.

International Terminals

     CSX World Terminals LLC (“CSXWT”) operates container-freight terminal facilities in Asia, Europe, Australia, Latin America and the United States. CSXWT accounted for 2% of CSX’s operating revenues and 3% of operating income for the quarter ended September 24, 2004. CSXWT is headquartered in Charlotte, North Carolina.

     CSXWT’s Hong Kong terminal accounted for approximately 59% of CSXWT’s revenues for the first nine months of 2004. The Hong Kong terminal showed a volume decrease of 20% for the third quarter, which corresponds with a 38% decrease in revenue versus the third quarter of 2003. Competitive pressures are rising as customers are shifting their traffic from facilities in Hong Kong to newly opened terminals in South China’s Guangdong region, resulting in reduced volumes and revenue. A significant customer of CSXWT terminated its marine terminal services contract during the first quarter of 2004, which negatively impacted CSXWT’s 2004 third quarter revenues by approximately $17 million. CSXWT anticipates 2004 annual revenues to decline by approximately $55 million as a result of this customer loss. In December 2004, another contract with a significant customer is scheduled to expire. CSXWT expects that it will be able to replace all or substantially all of the lost volume with new customers representing long and short-term commercial commitments. It is too early to establish a timeline under which these expectations will be met. In addition, due to the increased competitive pressures, it is possible that the profit margins achieved in the past will not be realized in the near term.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OVERVIEW, Continued

International Terminals, Continued

     CSX management is currently reviewing long-term performance improvement strategies as well as other strategic initiatives. Improvement strategies include expanding capacity and market reach, discontinuing unprofitable operations, improving productivity and replacing volumes and revenues at its Hong Kong facility. New operations have commenced in Caucedo, Dominican Republic and the Shandong Province of the People’s Republic of China. Terminal operations have been terminated in Rio Haina, Dominican Republic and trucking operations have been terminated in Hong Kong. Facility expansion and exit costs negatively impacted earnings through the first nine months of 2004.

     CSXWT terminal productivity for the main terminals, defined as lifts per hour, for the quarters ended September 24, 2004 and September 26, 2003, was as follows. It should be noted that there was a decline in productivity in the Dominican Republic as operations shifted from an old terminal to the new terminal.

	Lifts Per Hour
			% Improvement
Terminal	2004	2003	(Decline)
Hong Kong, China	37.4	40.1	(7)%
Tianjin, China	31.0	34.4	(10)%
Adelaide, Australia	23.2	23.0	1%
Germershiem, Germany	26.4	22.1	19%
Dominican Republic	17.0	25.0	(32)%
Cabello, Venezuela	14.0	16.6	(16)%

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consists of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ended on December 26, 2003. The financial statements presented are for the 13-week quarters ended September 24, 2004 and September 26, 2003, the 39-week periods ended September 24, 2004 and September 26, 2003, and as of December 26, 2003. In 2004, the fourth quarter ending December 31, 2004, consists of 14 weeks.

Quarter ended September 24, 2004 compared to quarter ended September 26, 2003

Consolidated Results

Operating Revenue

     Despite a $17 million reduction of operating revenue in the International Terminals segment, consolidated operating revenue increased $98 million to $1.9 billion in the quarter ended September 24, 2004 primarily due to volume and price increases within Surface Transportation.

Operating Income

     Operating income was $264 million for the quarter ended September 24, 2004, as compared to a loss of $98 million for the prior year comparable quarter. Operating expenses decreased $264 million to $1.7 billion for the quarter ended September 24, 2004. A discussion of operating expenses by business segment follows.

     The Company recorded a charge of $232 million in the third quarter of 2003 to increase its provision for casualty reserves. The decline was primarily the result of the Company’s recording a charge in conjunction with changing its estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years.

     Additionally, in the third quarter of 2003, CSX entered into final settlement agreements resolving all material outstanding disputes with Maersk. This decreased operating income by $108 million, and is reflected in operating expense as the additional loss on sale of international container-shipping assets.

     The remaining decline in operating income for the third quarter of 2003 was due to a $22 million decrease in operating income from the sale of a majority of CSX’s interest in CSX Lines during the first quarter of 2003 as previously discussed, and increased operating expenses at the Surface Transportation Segment, primarily due to increased materials, supplies and other costs and labor and fringe benefit expense.

Other Income (Expense)

     Other income increased $4 million for the quarter ended September 24, 2004, as compared to the prior year comparable quarter, primarily due to the net gain on the Conrail spin-off transaction (See Note 6, Investment In and Integrated Rail Operation With Conrail), but partially offset by a decline in income from real estate and resort operations.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Consolidated Results, Continued

Interest Expense

     Interest expense increased $3 million in the quarter ended September 24, 2004, as compared to the prior year comparable period due to decreased benefits from our interest rate swaps and the exchange of Conrail debt as a result of the Conrail spin-off transaction.

Net Earnings

     CSX’s net earnings were $123 million, in the quarter ended September 24, 2004, compared to a net loss of $103 million for the same period of the prior year. The increase is due to strong surface transportation revenue and no significant charges were incurred in the quarter. The decreased operating expenses are partially attributable to the third quarter 2003 charge of $232 million that was recorded in conjunction with the Company’s change in estimate for its casualty reserves.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Consolidated Results, Continued

Segment Results: The following tables provide detail of operating revenue and expense by segment:

(Dollars in Millions) (Unaudited) (a)

Quarters Ended September 24, 2004 and September 26, 2003

					Surface		International		Eliminations/
	Rail		Intermodal		Transportation		Terminals		Other (b)		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Operating Revenue	$1,616	$1,510	$322	$313	$1,938	$1,823	$42	$59	$—	$—	$1,980	$1,882
Operating Expense
Labor and Fringe	659	626	19	17	678	643	10	12	—	1	688	656
Materials, Supplies and Other	352	318	51	48	403	366	15	20	1	1	419	387
Conrail Rents, Fees & Services	63	86	—	—	63	86	—	—	—	—	63	86
Building and Equipment Rent	104	109	36	38	140	147	2	2	(3)	(3)	139	146
Inland Transportation	(104)	(100)	176	174	72	74	—	2	—	—	72	76
Depreciation	161	145	9	7	170	152	5	3	2	3	177	158
Fuel	162	132	—	—	162	132	—	—	—	—	162	132
Miscellaneous	—	—	—	—	—	—	2	—	(9)	(11)	(7)	(11)
Provision for Casualty Claims (d)	—	229	—	—	—	229	—	—	—	3	—	232
Additional Loss on Sale (e)	—	—	—	—	—	—	—	—	—	108	—	108
Restructuring Charge (c)	3	10	—	—	3	10	—	—	—	—	3	10

Total Operating Expense	1,400	1,555	291	284	1,691	1,839	34	39	(9)	102	1,716	1,980

Operating Income	$216	$(45)	$31	$29	$247	$(16)	$8	$20	$9	$(102)	$264	$(98)

Operating Ratio	86.6%	103.0%	90.4%	90.7%	87.3%	100.9%	81.0%	66.1%

Nine Months Ended September 24, 2004 and September 26, 2003

					Surface		International		Eliminations/
	Rail		Intermodal		Transportation		Terminals		Other (b)		Total
	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003	2004	2003
Operating Revenue	$4,893	$4,614	$955	$929	$5,848	$5,543	$128	$169	$—	$128	$5,976	$5,840
Operating Expense
Labor and Fringe	1,980	1,919	56	54	2,036	1,973	35	38	2	61	2,073	2,072
Materials, Supplies and Other	1,090	988	151	144	1,241	1,132	50	55	2	50	1,293	1,237
Conrail Rents, Fees & Services	232	259	—	—	232	259	—	—	—	—	232	259
Building and Equipment Rent	309	308	111	108	420	416	6	6	(10)	—	416	422
Inland Transportation	(308)	(297)	524	522	216	225	—	6	—	16	216	247
Depreciation	459	438	28	23	487	461	11	7	6	7	504	475
Fuel	467	426	—	—	467	426	—	—	—	15	467	441
Miscellaneous	—	—	—	—	—	—	4	5	(22)	(32)	(18)	(27)
Provision for Casualty Claims (d)	—	229	—	—	—	229	—	—	—	3	—	232
Additional Loss on Sale (e)	—	—	—	—	—	—	—	—	—	108	—	108
Restructuring Charge (c)	67	10	4	—	71	10	6	—	—	—	77	10

Total Operating Expense	4,296	4,280	874	851	5,170	5,131	112	117	(22)	228	5,260	5,476

Operating Income	$597	$334	$81	$78	$678	$412	$16	$52	$22	$(100)	$716	$364

Operating Ratio	87.8%	92.8%	91.5%	91.6%	88.4%	92.6%	87.5%	69.2%

a)	Prior periods have been reclassified to conform to the current presentation.

b)	Eliminations/Other consists of the following:

1.	Reclassification of International Terminals minority interest expense

2.	Operations of CSX Lines for 2003 and gain amortization in both years

3.	Charge incurred upon entering into settlement agreements with Maersk

4.	Other items

c)	Restructuring charge is for (1) separation expenses related to the management restructuring announced in November 2003 at Surface Transportation for the quarter and nine months ended September 24, 2004 and (2) International Terminals restructuring initiatives in an effort to maintain and improve productivity standards in light of current business conditions that occurred in the first nine months of 2004.

d)	Represents charges recorded in connection with the Company’s change in estimating casualty reserves, which impacted Surface Transportation operating income by $229 million and operating ratio by 12.6 percent

e)	Represents the charge incurred upon entering into settlement agreements with Maersk.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Surface Transportation Results

     The following tables provide Surface Transportation carload and revenue data by service group and commodity:

     SURFACE TRANSPORTATION TRAFFIC AND REVENUE(a)

     Loads (Thousands); Revenue (Dollars in Millions)

     Quarters Ended September 24, 2004 and September 26, 2003

	Carloads			Revenue
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	107	114	(6)%	$75	$74	1%
Metals	95	85	12	129	107	21
Forest Products	115	115	—	171	158	8
Food and Consumer	59	61	(3)	93	89	4
Agricultural Products	82	88	(7)	117	116	1
Chemicals	139	136	2	266	248	7
Emerging Markets	126	130	(3)	120	125	(4)

Total Merchandise	723	729	(1)	971	917	6
Automotive	112	120	(7)	185	193	(4)
Coal, Coke and Iron Ore
Coal	406	391	4	423	384	10
Coke and Iron Ore	17	17	—	15	14	7

Total Coal, Coke and Iron Ore	423	408	4	438	398	10
Other	—	—	—	22	2	1,000

Total Rail	1,258	1,257	—	1,616	1,510	7

Intermodal
Domestic	239	263	(9)	184	195	(6)
International	320	301	6	128	120	7
Other	—	—	—	10	(2)	600

Total Intermodal	559	564	(1)	322	313	3

Total Surface Transportation	1,817	1,821	—%	$1,938	$1,823	6%

(a)	Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Surface Transportation Results, Continued

     SURFACE TRANSPORTATION TRAFFIC AND REVENUE(a)

     Loads (Thousands); Revenue (Dollars in Millions)

     Nine Months Ended September 24, 2004 and September 26, 2003

	Carloads			Revenue
	2004	2003	% Change	2004	2003	% Change
Merchandise
Phosphates and Fertilizers	348	344	1%	$252	$246	2%
Metals	284	260	9	373	325	15
Forest Products	344	345	—	496	469	6
Food and Consumer	179	181	(1)	272	262	4
Agricultural Products	263	268	(2)	375	368	2
Chemicals	418	406	3	786	741	6
Emerging Markets	372	356	4	366	355	3

Total Merchandise	2,208	2,160	2	2,920	2,766	6
Automotive	372	390	(5)	607	625	(3)
Coal, Coke and Iron Ore
Coal	1,219	1,164	5	1,254	1,155	9
Coke and Iron Ore	51	47	9	48	42	14

Total Coal, Coke and Iron Ore	1,270	1,211	5	1,302	1,197	9
Other	—	—	—	64	26	146

Total Rail	3,850	3,761	2	4,893	4,614	6

Intermodal
Domestic	760	775	(2)	575	570	1
International	937	880	6	370	354	5
Other	—	—	—	10	5	100

Total Intermodal	1,697	1,655	3	955	929	3

Total Surface Transportation	5,547	5,416	2%	$5,848	$5,543	6%

(a)	Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail

Operating Revenue

Rail revenue increased $106 million, or 7% in the quarter ended September 24, 2004, as compared to the quarter ended September 26, 2003.

Merchandise

Merchandise showed improved yield in the third quarter. Overall revenue was up 6% while volume declined 1%. Most markets showed year-over-year improvement in revenue and revenue-per-car due to continued yield management efforts and the Company’s fuel surcharge program.

•	Phosphates and Fertilizers – Phosphate revenue was slightly favorable in the third quarter on 6% less volume. Price increases, fuel surcharges and length of haul mix changes are contributing to revenue-per-car gains. However, revenue and volume were negatively impacted by hurricane disruptions, which caused fertilizer production curtailments and rail operational disruptions.

•	Metals – Strong demand continues across all commodity lines. Steel production and mill utilization have reached their highest levels since June 2004. Scrap and finished steel product prices have recently stabilized, with supply becoming more available. Metals led all merchandise units in the third quarter with 21% revenue growth on 12% volume growth.

•	Forest Products – Stronger than expected housing market is positively influencing the panel and lumber markets. In addition, yield management efforts and fuel surcharges have increased revenue despite flat carload growth.

•	Food and Consumer – Volume is down slightly due to continued efforts to improve traffic mix. There is a continued interest in rail due to tightening truck capacity; however, the consistent service levels demanded by these customers limits traffic conversions at this time. Strong housing demand fueled strength in building products, roofing granules and appliance markets. Yield management efforts and fuel surcharges continue to contribute to revenue-per-car gains.

•	Agricultural Products – Strong crop production in the southeast, lack of soybean availability, and targeted wheat price increases have negatively impacted volume. Despite the volume decline, revenue has increased on the strength of feed demand, ethanol growth and increases in price. Consumption of processed products remains flat. Previous contract renewals in corn sweeteners and recent price increases in other areas continue to improve yield. Length of haul mix changes in grain also contributed to revenue-per-car gains.

•	Chemicals – Chemicals continue to experience strong market demand across most commodities. Overall chemical industry shipments were up more than 6% in the third quarter. Chloralkali and plastics led the way with revenue growth. Plant utilization rates for these two segments continue in the mid to high 90% range. Yield management strategies continue to contribute to revenue-per-car gains.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Rail, Continued

•	Emerging Markets – Volume and revenue weakness was primarily driven by declines in industrial waste, auto shredder residue and military shipments. Slightly unfavorable yield was mostly driven by mix change, as most individual commodities experienced revenue-per-car gains. Hurricane disruptions adversely affected strong demand for aggregates, cement, lime, and fly ash business in the southeast. Aggregate growth has been limited by unit train resource availability.

Automotive

North American light vehicle production declined by approximately 69,000 units, or roughly 2%, year-over-year. Inventory levels remain high at 63 days for most manufacturers, 69 days for the Big 3. Ongoing rail service issues have also had an impact on base business and have hindered growth initiatives. In addition, hurricane disruptions negatively impacted Florida sales, hindering manufacturers’ efforts to reduce inventory.

Coal, Coke and Iron Ore

Coal, coke, and iron ore experienced 10% revenue growth on 4% volume growth. This was driven by significant volume and revenue gains in export, metallurgical, northern utilities and industrial markets. All lines of business reflect favorable year-over-year revenue-per-car gains. However, certain mines experienced flooding in the aftermath of Hurricane Ivan, which hampered production. Hurricanes further hampered service and volume growth.

Other

Other revenue for the third quarter 2004 includes $16 million for FRT, a short-line railroad consolidated in 2004 pursuant to FASB Interpretation No. 46,“Consolidation of Variable Interest Entities”. Prior to 2004, FRT was accounted for under the equity method.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Rail, Continued

Operating Expense

•	Labor and Fringe expenses increased $33 million during the third quarter of 2004 versus the prior year quarter. This increase is attributable to the effects of inflation, a $5 million increase resulting from the consolidation of FRT, along with increases in the Company’s incentive compensation plan. In the prior year quarter, the incentive compensation plan’s accrual was reversed, as there was no anticipated payout. These costs were partially offset by benefits realized from reduced staffing levels.

•	Materials, Supplies and Other expenses increased $34 million for the quarter versus last year’s quarter. This is due to increased maintenance and crew travel costs, other operation costs, and the consolidation of FRT. These costs were partially offset by decreases in cost of risk expenses.

•	Conrail Rents, Fees, and Services decreased $23 million for the quarter primarily due to the Conrail spin-off transaction that occurred this quarter. This transaction effectively decreased rents paid to Conrail beginning in September, as assets previously leased from Conrail are now owned directly by CSX.

•	Building and Equipment Rent decreased $5 million versus the prior quarter as a result of favorable mix and volume, which was partially offset by unfavorable asset utilization.

•	Inland Transportation decreased $4 million during the third quarter 2004 compared to the third quarter 2003 primarily due to trucking expenses.

•	Fuel expenses increased $30 million for the quarter versus the prior year quarter. This increase is primarily due to higher fuel prices, net of hedging benefits of $13 million.

•	Depreciation expense increased $16 million for the third quarter 2004 due to an increased depreciation base, mainly attributable to the Conrail spin-off transaction, as assets previously leased from Conrail are now owned directly by CSX.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Rail, Continued

•	Provision for Casualty Claims decreased $229 million for the third quarter 2004 compared to the third quarter 2003. This is due to a third quarter 2003 charge of $229 million that was recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries. (see Note 12, Casualty, Environmental and Other Reserves)

•	Restructuring Charge decreased $7 million quarter over quarter. The third quarter 2004 charge represents the final costs related to management restructuring. (see Note 17, Management Restructuring)

Operating Income

     Operating income increased $261 million to $216 million for the quarter ended September 24, 2004, compared to a net loss of $45 million for the quarter ended September 26, 2003.

Intermodal

Operating Revenue

•	Domestic – Gains in truck brokerage were offset by weakness in transcontinental domestic business. The yield in the truck brokerage business is benefiting from system and process improvements. Service levels continue to be a challenge. Some weakening in volume was due to the company’s Network Simplification Initiative.

•	International – Volume growth continued due to increased traffic levels of several key international shippers. Revenue decreases were due primarily to mix changes as several shippers have converted previously transcontinental traffic to core traffic. Westbound empty movements are increasing.

Operating Expense

     Intermodal operating expense increased $7 million, or 3%, compared to the prior year quarter, resulting primarily from an increase in terminal and trucking costs related to mix changes. Additionally, depreciation expense increased $2 million.

Operating Income

     Intermodal operating income increased $2 million, or 7%, compared to the prior year quarter due to a reduction in incentive refunds and increased supplemental charges. Continued yield improvements in the domestic business segment are also driving the increase.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

International Terminals Results

Operating Revenue

     Revenue decreased $17 million to $42 million for the third quarter of 2004, compared to $59 million in the third quarter of 2003, primarily due to the loss of a significant customer at its Hong Kong operations.

Operating Expense

     Operating expense decreased $5 million to $34 million for the third quarter of 2004, compared to $39 million in the third quarter of 2003. This is attributable to lower expenses due to decreased customer volume in Hong Kong, offset by a write-down of capitalized software.

Operating Income

     Operating income decreased $12 million for the third quarter of 2004, as compared to the third quarter of 2003.

Nine months ended September 24, 2004 compared to nine months ended September 26, 2003

Consolidated Results

Operating Revenue

     Consolidated operating revenue increased $136 million to $5.9 billion for the nine months ended September 24, 2004, despite decreased revenue in the International Terminals segment of $41 million.

Operating Income

     Operating income was $716 million for the nine months ended September 24, 2004, as compared to $364 million for the prior year comparable period. Operating expenses decreased $216 million to $5.3 billion for the nine months ended September 24, 2004, primarily due to the provision for casualty claims charge taken in 2003.

Other Income

     Other income decreased $13 million to $17 million for the nine months ended September 24, 2004, as compared to $30 million for the prior year comparable period, primarily due to a decline in income from real estate and resort operations. This decrease was partially off-set by the net gain of $16 million, after tax, related to the Conrail spin-off transaction. (See Note 6, Investment In and Integrated Rail Operation with Conrail)

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Consolidated Results, Continued

Interest Expense

     Interest expense increased $12 million for the nine months ended September 24, 2004, as compared to the prior year comparable period due to decreased benefits from our interest rate swaps and the exchange of Conrail debt, as a result of the Conrail spin-off transaction.

Net Earnings

     Net earnings for the nine months ended September 26, 2003 included a cumulative effect of an accounting change of $93 million, $57 million after tax, representing the reversal of the accrued liability for crosstie removal costs related to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations”.

     Earnings before the cumulative effect of accounting changes were $272 million, and $66 million for the nine months ended September 24, 2004 and September 26, 2003, respectively. During the first three quarters of 2004, increases in operating revenues and decreases in operating expenses, were partially offset by management restructuring charges of $77 million, higher interest expense, and lower income from real estate and resort operations.

     The nine months ended September 26, 2003 included a cumulative effect of accounting change after tax benefit of $57 million, offset by a $145 million after tax, charge to increase the Company’s provision for casualty reserves and a $67 million after tax charge to record the loss on sale of international container-shipping assets.

     The effective tax rate for the nine month period ending September 26, 2003 was lower than the Company’s historical effective tax rate due to a change in the mix of earnings to lower tax rate jurisdictions and a favorable adjustment to deferred state tax liabilities.

Divestitures

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with the Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $265 million of leases under which CSX and one of its affiliates will remain a lessee/sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction is being recognized over the 12-year sub-lease term. The securities have a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon, which included $3 million of interest, in return of a portion of its investment in Horizon. $226 million is shown as proceeds from divestiture in the investing section of the Consolidated Statement of Cash Flows and $3 million is included in net earnings. (See Note 4, Divestitures)

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

     In July 2004, Horizon was acquired by an unrelated third party, and CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest, and a performance payment of $7 million, which will also be recognized over the 12-year sub-lease term. $55 million is shown as proceeds from divestiture in the investing section of the Consolidated Statement of Cash Flows and $4 million is included in net earnings. However, CSX and one of its affiliates will continue to remain a lessee/sublessor or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 13, Commitments and Contingencies.)

New Accounting Pronouncements and Cumulative Effect of Accounting Change

     SFAS 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change in the first quarter, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and will not have a material effect on future earnings.

     SFAS 148, “Accounting for Stock-Based Compensation –Transition and Disclosure an amendment of SFAS 123” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148. In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes valuation method and, accordingly, are expensed. (See Note 11, Stock Based Compensation)

     In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Under the new guidance, CSX consolidated Four Rivers Transportation, Inc. (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal 2004. Previously, FRT was accounted for under the equity method of accounting. The consolidation of FRT did not have a material impact on the Company’s financial statements.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $261 million to $629 million at September 24, 2004, from $368 million at December 26, 2003. Primary sources of cash and cash equivalents during the nine months ended September 24, 2004 include normal transportation operations supplemented by $400 million in floating rate notes and bank borrowings.

     See Note 3, Debt and Credit Agreements, for discussion of the Company’s revolving credit agreements.

     As of September 24, 2004, CSX Corporation’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and by Moody’s Investor Service, respectively. On March 30, 2004, Standard and Poor’s lowered the Company’s short-term rating from A-2 to A-3 and revised the outlook from stable to negative. This increases the Company’s borrowing costs in the commercial paper market and reduces the Company’s access to these funds because of the limited demand for A-3 commercial paper. On July 6, 2004, Moody’s Investor Service reaffirmed the Company’s short and long-term unsecured debt ratings, but adjusted the outlook from stable to negative. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, the Company’s undrawn borrowing costs under the $1.2 billion and $400 million revolving credit facilities would not materially increase. At September 24, 2004, the Company had no borrowings outstanding under these credit facilities. The Company’s short-term commercial paper program is rated A-3 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively.

     The Company had no commercial paper borrowings outstanding at September 24, 2004 or December 26, 2003.

     Outstanding debt obligations of $300 million matured on August 23, 2004. The Company settled these obligations with cash and short-term investments on hand.

     CSX’s working capital at September 24, 2004 was $298 million, compared to a deficit of $307 million at December 26, 2003. This change is primarily driven by an increase of cash, cash equivalents, short-term investments, and a decrease in debt that will become due within 12 months. The Company believes that in future periods working capital will return to a deficit. A working capital deficit is not unusual for the Company and other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

Shelf Registration Statements

     CSX currently has $900 million of capacity under an effective shelf registration that may be used, subject to market conditions and board authorization, to issue debt or equity securities at the Company’s discretion. The Company presently intends to use the proceeds from the sale of any securities issued under its shelf registration statement to finance cash requirements, including refinancing existing debt as it matures. While the Company seeks to give itself flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit the Company to sell such securities on acceptable terms at any given time, or at all.

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES, Continued

FINANCIAL DATA

	September 24,		December 26,
(Dollars in Millions)	2004		2003
Cash, Cash Equivalents and Short-Term Investments	$629		$368
Working Capital (Deficit)	$298		$(307)
Current Ratio	1.1		0.9
Debt Ratio	49%		51%
Ratio of Earnings to Fixed Charges	1.8	X	1.5	X

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

INVESTMENT IN AND INTEGRATED RAIL OPERATIONS WITH CONRAIL

     See Background, Accounting and Financial Reporting Effects and Summary Financial Information in Note 6, Investment In and Integrated Rail Operations with Conrail.

Conrail’s Results of Operations

     Conrail reported net income of $33 million in the third quarter of 2004, compared to $42 million in the prior year third quarter. Operating revenues decreased $41 million to $187 million for the quarter ended September 24, 2004, while operating expenses decreased $20 million for the same period.

     As previously reported, in June 2003 CSX, Norfolk Southern Corporation (“NS”), and Conrail Inc. (“Conrail”) jointly filed a petition with the Surface Transportation Board (“STB”) to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NSR”), of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system were owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). In August 2004, the following events occurred: (i) the ownership o NYC and PRR was transferred to CSXT and NSR, respectively, and (ii) CSXT consummated an exchange offer of new unsecured securities of subsidiaries of CSXT and NSR for unsecured securities of Conrail. The exchange offer was the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties joint petition filed with the STB.

     CSXT and NSR offered unsecured debt securities of newly formed subsidiaries in an approximate 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by each respective subsidiary were fully and unconditionally guaranteed by CSXT and NSR. Upon completion of the transaction, the subsidiaries merged into CSXT and NSR, respectively, and the new debt securities thus became direct unsecured obligations of CSXT and NSR. Conrail’s secured debt and lease obligations remained obligations of CSXT or NSR. Conrail’s secured debt and lease obligations of Conrail and are supported by new leases and subleases which became the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR.

     Prior to the transaction, CSX’s and NS’ indirect ownership interest in NYC and PRR mirror their ownership interest in Conrail (42% for CSX and 58% for NS). Subsequent to the transaction, CSX obtained direct ownership of all NYC and NS obtained direct ownership PRR. Thus, CSX in effect received NS’ 58% indirect ownership in NYC and NS in effect received CSX’s 42% indirect ownership of PRR. The receipt of the interests not already indirectly owned by CSX was accounted for at fair value. The receipt of the NYC interest already indirectly owned by CSX was accounted for using CSX’s basis in amounts already included within CSX’s investment in Conrail.

     As a result of the transaction, the Company recognized a net gain of $16 million, after tax, which is included in other income. The accounting for the transaction could be adjusted upon receipt of the final third party valuation and allocation of fair value to individual assets.

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

Matters Arising from Sale of International Container-Shipping Assets

     In 2003, CSX finalized a settlement agreement with Maersk resolving all remaining material disputes pending directly between the two companies, consisting predominantly of two major disputes. The first dispute involved a post-closing working capital adjustment to the sale price for which the Company had recorded a receivable of approximately $70 million. The second dispute involved a claim of 425 million Dutch Guilders (approximately $180 million at then prevailing currency exchange rates) plus interest by European Container Terminals (“ECT”) alleging breaches of contract by the Company at the Rotterdam container terminal facility owned by ECT.

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

CSX CORPORATION AND SUBSIDIARIES
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

OTHER MATTERS, Continued

Principal Accountant Services

     Our independent auditor, Ernst & Young LLP (“E&Y”) recently notified the SEC, the Public Company Oversight Board, and the Audit Committee of our Board of Directors that certain non-audit services E&Y performed in China for a large number of public Companies, including CSX, have raised questions regarding E&Y’s independence in its performance of audit services.

     With respect to CSX, from January 1996 through June 2003, E&Y performed tax calculation and preparation services for CSX employees located in China (4 employees during the applicable period), and E&Y’s affiliated firm in China made payments of the relevant taxes on behalf of two unconsolidated CSX affiliates. In addition, E&Y prepared business tax and corporate income tax returns and arranged for a one-time payment on behalf of an unconsolidated CSX affiliate in October of 2002. The payments of those taxes involved handling of Company related funds, which is not permitted under SEC auditor independence rules. These actions by affiliates of E&Y have been discontinued, and both the amount of the taxes and fees paid to E&Y in connection with these services are de minimis.

     The Audit Committee and E&Y discussed E&Y’s independence with respect to the Company in light of the foregoing facts. E&Y informed the Audit Committee that it does not believe that the holding and paying of those funds impaired E&Y’s independence with respect to the Company. The Company, based on its own review, also is not aware of any additional non-audit services that may compromise E&Y’s independence in performing audit services for the Company. The Audit Committee and the Company have considered the impacts of the actions by the affiliates of E&Y, and have independently concluded that these actions do not have an impact of E&Y’s independence.

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

     Forward-looking statements are subject to a number of risks and uncertainties, and actual performance or results could differ materially from that anticipated by these forward-looking statements. Factors that may cause actual results to differ materially from those contemplated by these forward-looking statements include, among others:

•	Operating factors — the Company’s success in implementing its financial and operational initiatives, the extent to which the Company is successful in gaining long-term relationships with new customers or retaining existing relationships with current customers, changes in operating conditions and costs, competition, commodity concentrations, computer viruses, changes in labor costs and labor difficulties including stoppages affecting either the Company’s operations or our customers’ ability to deliver goods to the Company for shipment, the Company’s ability to improve Surface Transportation operating efficiency through the execution of the ONE PLAN during a period of high demand for rail services, the Company’s ability to improve performance in its terminal business, loss of essential services such as electricity, the inherent business risks associated with safety and security, and natural occurrences such as extreme weather conditions, floods and earthquakes, or other disruptions of the Company’s operations, systems, property or equipment;

•	General economic and industry factors — material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, adverse economic conditions in the industries and geographic areas that consume and produce freight, competition from other modes of freight transportation such as trucking, competition and consolidation within the transportation industry generally, changes in fuel prices and changes in securities and capital markets;

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

     The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. As of September 24, 2004, the Company had various interest rate swap agreements on $950 million of its outstanding notes payable. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $10 million on an annual basis.

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of September 24, 2004, CSX had hedged approximately 40%, 46%, and 12% of fuel purchases for 2004, 2005, and 2006, respectively. At September 24, 2004, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $5 million. The Company’s rail unit average annual fuel consumption is approximately 615 million gallons. A one-cent change in the price per gallon of fuel would affect fuel expense by approximately $5 million annually.

     The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

     Exclusive of derivative contracts that swap fixed interest rate notes to floating interest rates, CSX had approximately $603 million of floating rate debt outstanding at September 24, 2004. A 1% variance in interest rates would on average affect annual interest expense by approximately $6 million.

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

CSX CORPORATION AND SUBSIDIARIES
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Beginning in the fourth quarter of 2004, CSX may be required to include approximately 10 million shares underlying its convertible debt instrument using the if-converted method in the computation of earnings per share, assuming dilution. The dilutive impact for all periods is expected to be in the range of 2%-5%.

ITEM 4. CONTROLS AND PROCEDURES

     As of September 24, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 24, 2004. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to CSX’s settlements and other legal proceedings, see Note 13.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

NONE.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

NONE.

CSX CORPORATION AND SUBSIDIARIES

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

ITEM 5: OTHER INFORMATION

NONE.

ITEM 6. EXHIBITS

     Exhibits

4.1*	Sixth Supplemental Indenture, dated as September 23, 2004 between the Registrant and The Chase Manhattan Bank, as Trustee.

31.1*	Principal Executive Officer Certification Pursuant to Rule 13a-14(a)

31.2*	Principal Financial Officer Certification Pursuant to Rule 13a-14(a)

32.1*	Principal Executive Officer Certification Pursuant to Rule 13a-14(b)

32.2*	Principal Financial Officer Certification Pursuant to Rule 13a-14(b).

     • Filed herewith

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION (Registrant)
By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller (Principal Accounting Officer)

Dated: November 3, 2004