Form 10-K
period 2004-12-31
CSX CORP
filed 2005-03-08
CIK 277948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
None
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑          No ☐
      On June 25, 2004, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $7.0 billion (based on the New York Stock Exchange closing price on such date).
      On February 28, 2005, there were 215,619,764 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Definitive Proxy Statement (“the Proxy Statement”) to be filed with respect to its annual meeting of shareholders scheduled to be held on May 4, 2005.

CSX CORPORATION
FORM 10-K

PART I

Item 1.	Business
      CSX Corporation (“CSX” or the “Company”) operates one of the largest rail networks in the United States and also arranges for and provides integrated rail and truck (“intermodal”) transportation services across the United States and key markets in Canada and Mexico. Its marine operations, described below under the caption “Discontinued Operations,” included an international terminal services company, which operated and developed container terminals, distribution facilities and related terminal activities. CSX also owns and operates the Greenbrier, a AAA Five-Diamond resort located in White Sulphur Springs, West Virginia.
Surface Transportation

CSX Transportation, Inc.
      Headquartered in Jacksonville, Florida, CSX Transportation Inc. (“CSXT”) is the largest rail network in the eastern United States, providing rail freight transportation over a network of more than 22,000 route miles in 23 states, the District of Columbia and two Canadian provinces.

CSX Intermodal, Inc.
      CSX Intermodal Inc. (“CSXI”) is one of the nation’s largest transcontinental intermodal transportation service providers, operating a network of dedicated intermodal facilities across North America. Headquartered in Jacksonville, Florida, the CSXI network handles approximately 500 dedicated trains among its 44 terminals weekly.
      The rail and intermodal segments are viewed on a combined basis as Surface Transportation operations.
Discontinued Operations

International Terminals
      CSX World Terminals, LLC (“CSXWT”) operates container-freight terminal facilities in Asia, Europe, Australia, Latin America and the United States. CSXWT is headquartered in Charlotte, North Carolina.
      On February 22, 2005 CSX sold its International Terminals business through the sale of all of the issued and outstanding shares of capital stock of SL Service, Inc. (“SLSI”), and all of its interest in Orange Blossom Investment Company, Ltd. to Dubai Ports International FZE (“DPI”) for closing cash consideration of $1.142 billion, subject to final working capital and long-term debt adjustments. As a result of the sale CSX will recognize a pretax gain in the first quarter of 2005 and expects to tender substantial tax payments triggered by the transaction beginning in the second quarter of 2005. Of the gross proceeds, approximately $115 million is allocated for the purchase of a minority interest in an International Terminals’ subsidiary, acquired in the first quarter of 2005 and divested as part of the sale to DPI. Approximately $100 million was paid for this interest subsequent to December 31, 2004, with the final payment expected in the first quarter of 2005. The Company is considering options regarding the use of net cash proceeds including reduction of debt and other corporate purposes.
      SLSI also holds certain residual assets and liabilities as a result of prior divestitures and discontinuances. A wholly-owned subsidiary of CSX retains the rights to those assets and indemnifies DPI, SLSI and related entities against those liabilities pursuant to a separate agreement. CSX guarantees the obligations of its subsidiary under this separate agreement.
      Consequently, the results of operations and financial position of the Company’s International Terminals business are reported as Discontinued Operations for all periods presented.

Divestitures

CSX Lines LLC
      In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC (“CSX Lines”), to a new venture formed with The Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon Lines LLC (“Horizon”). Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $265 million of leases under which CSX or one of its affiliates will remain a lessee/ sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction is being recognized over the 12-year sub-lease term. The securities contained a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon. The investing section of the 2003 Consolidated Statement of Cash Flows includes proceeds from divestiture of $226 million and $3 million of interest on investment is included in net earnings.
      In July 2004, Horizon was acquired by an unrelated third party, and CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest, and a performance payment of $7 million, which will also be recognized over the 12-year sub-lease term. The investing section of the 2004 Consolidated Statement of Cash Flows includes proceeds from divestiture of $55 million and $4 million of interest on investment is included in net earnings. However, CSX and one of its affiliates will continue to remain a lessee/ sublessor or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 19, Commitments and Contingencies.)
Financial Information about Operating Segments
      See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets by segment for each of the last three fiscal years.
General
      The Company makes available free of charge through its website at www.csx.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission.
      CSX has included the CEO and CFO certifications regarding the Company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31(a) and (b) to this report. Additionally, CSX filed with the NYSE the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (Listing Standards) pursuant to Section 303A.12(a) of the Listing Standards, which was dated June 2, 2004, and indicated that the CEO was not aware of any violations of the Listing Standards by the Corporation.
      For additional information concerning business conducted by CSX during 2004, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data — Note 20, Business Segments.

Employees
      The information set forth in Item 6. Selected Financial Data is incorporated herein by reference.

Item 2.	Properties
      The information set forth in the following sections is incorporated herein by reference:

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Depreciation Policies Under the Group Life Method,”

•	Item 8. Financial Statements and Supplementary Data

•	Note 1 Nature of Operations and Significant Accounting Policies under the caption “Properties”, and

•	Note 10 Properties.

Item 3.	Legal Proceedings
      CSX is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.
      See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates, Casualty, Environmental and Legal Reserves.”

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders in the fourth quarter of 2004.
Executive Officers of the Registrant
      Executive officers of CSX are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. Officers of CSX business units are elected annually by the respective Boards of Directors of the business units. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was selected. Effective March 1, 2005, the executive officers will be as follows:

Name and Age	Business Experience During Past 5 Years

Michael J. Ward, 54	Chairman of the Board, President and Chief Executive Officer of CSX, having been elected as Chairman and Chief Executive Officer in January 2003 and as President in July 2002. He has also served CSX Transportation, Inc., the Company’s rail subsidiary, as President since November 2000 and as President and Chief Executive Officer since October 2002. Previously, Mr. Ward served CSX Transportation as Executive Vice President — Operations from April through November 2000, and as Executive Vice President — Coal Service Group from August 1999 to April 2000.
Ellen M. Fitzsimmons, 44	Senior Vice President — Law and Public Affairs of CSX and CSX Transportation, Inc. since December 2003. Before December 2003, Ms. Fitzsimmons served as Senior Vice President — Law and Corporate Secretary since May 2003 and as Senior Vice President — Law from February 2001 to May 2003. Prior thereto, she served as General Counsel — Corporate at CSX.
Clarence W. Gooden, 53	Executive Vice President and Chief Commercial Officer of CSX and CSX Transportation, Inc. since April 2004. Before April 2004, Mr. Gooden served as Senior Vice President — Merchandise Service Group, CSX Transportation, Inc. since 2002. Prior to 2002, Mr. Gooden served as President of CSX Intermodal from 2001 to 2002; Senior Vice President — Coal Service Group from 2000 to 2001; and Vice President — System Transportation from 1999 to 2000.
Robert J. Haulter, 51	Senior Vice President — Human Resources and Labor Relations of CSX and CSX Transportation, Inc. since December 2003. Before December 2003, Mr. Haulter served as CSX Senior Vice President — Human Resources since July 2002. Before July 2002, he served CSX Transportation, Inc. as Senior Vice President — Human Resources from May 2002 to July 2002; as Vice President — Human Resources from December 2000 to May 2002; as Assistant Vice President of Operations Support from September 2000 to December 2000; and as Assistant Vice President — Strategic Development from November 1999 to September 2000.

Name and Age	Business Experience During Past 5 Years

Oscar Munoz, 46	Executive Vice President and Chief Financial Officer of CSX and CSX Transportation, Inc. since May 2003. Before May 2003, Mr. Munoz served as Chief Financial Officer and Vice President, Consumer Services, AT&T Corporation, from January 2001 to May 2003; as Senior Vice President — Finance & Administration, Qwest Communications International, Inc. from June to December 2000; and as Chief Financial Officer & Vice President, U.S. West Retail Markets from April 1999 to May 2000.
Tony L. Ingram, 58	Executive Vice President and Chief Operating Officer of CSX Transportation, Inc. since March 2004. Before March 2004, Mr. Ingram served as Senior Vice President — Transportation, Network and Mechanical, Norfolk Southern Corporation, from February 2003 to March 2004; and Vice President, Transportation — Operations from March 2000 to February 2003.
Carolyn T. Sizemore, 42	Vice President and Controller of CSX and CSX Transportation, Inc. since April 2002. Prior to April 2002, Ms. Sizemore served CSX as Assistant Vice President and Assistant Controller from July 2001 to April 2002, and as Assistant Vice President, Financial Planning from June 1999 to July 2001.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      CSX’s common stock is listed on the New York and Swiss stock exchanges and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is “CSX.” In 2004, the Company decided to delist its common stock from the London Stock Exchange, effective December 31, 2004, due to low trading volume and costs associated with listing maintenance.
Description of Common and Preferred Stocks
      A total of 300 million shares of common stock is authorized, of which 215,528,753 shares were outstanding as of December 31, 2004. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights. At February 28, 2005, there were 70,398 common stock shareholders of record.
      A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

Equity Compensation Plan Information
      The following table summarizes the equity compensation plans under which CSX common stock may be issued as of December 31, 2004.

	(1)	(2)	(3)(a)(b)

	Number of Securities		Number of Securities
	to be Issued upon		Remaining Available for
	Exercise of	Weighted-Average	Future Issuance under
	Outstanding Options,	Exercise Price of	Equity Compensation Plans
	Warrants and	Outstanding Options,	(Excluding Securities
	Rights (000’s)	Warrants and Rights	Reflected in Column(1) (000’s)

Equity compensation plans approved by security holders	19,969	$39.67	7,179
Equity compensation plans not approved by security holders	625	$44.86	—

Total	20,594		7,179

(a)	The number of shares remaining available for future issuance under plans approved by shareholders includes 601,530 shares available for stock option grants, payment of director compensation, and stock grants pursuant to the CSX Stock Plan for Directors; and 6,577,519 shares available for grant in the form of stock options, performance units, restricted stock, stock appreciation rights, and stock awards pursuant to the CSX Omnibus Incentive Plan.

(b)	The 1990 Stock Award Plan (“1990 Plan”) is the only CSX equity compensation plan that has not been approved by shareholders. Effective September 12, 1990, the purpose of the 1990 Plan was to further the long term stability and financial success of CSX by rewarding selected meritorious employees by the award of Company stock. Each stock award and grant of options shall be approved or ratified by the Board.

Upon approval of the CSX Omnibus Incentive Plan by shareholders in 2000, the plan was closed to further grants. No options have been granted under the 1990 Plan since 1999.
      The following table sets forth, for the quarters indicated, the dividends declared and the high and low sales prices of the Company’s common stock.

	Quarter

	1st	2nd	3rd	4th

2004
Dividends	$0.10	$0.10	$0.10	$0.10
Common Stock Price
High	$36.26	$33.04	$34.28	$40.46
Low	$28.80	$29.28	$29.96	$33.09
2003
Dividends	$0.10	$0.10	$0.10	$0.10
Common Stock Price
High	$30.85	$33.16	$32.99	$36.29
Low	$25.50	$28.20	$28.92	$29.07

Item 6.	Selected Financial Data

	2004	2003	2002	2001	2000

	(Dollars in millions, except per share amounts)
Earnings from Continuing Operations
Operating Revenue	$8,020	$7,566	$7,916	$7,853	$7,887
Operating Expense	7,020	7,046	6,897	7,003	7,195

Operating Income	$1,000	$520	$1,019	$850	$692

Net Earnings from Continuing Operations	$418	$137	$410	$243	$129

Earnings Per Share:
From Continuing Operations	$1.95	$0.64	$1.93	$1.15	$0.61
From Continuing Operations, Assuming Dilution	$1.87	$0.63	$1.85	$1.13	$0.61

From Cumulative Effect of Accounting Change	$—	$0.26	$(0.20)	$—	$—
From Cumulative Effect of Accounting Change, Assuming Dilution	$—	$0.25	$(0.19)	$—	$—

Financial Position
Cash, Cash Equivalents and Short-term Investments	$859	$368	$264	$618	$686
Total Assets	24,581	21,760	20,951	20,801	20,548
Long-term Debt	6,234	6,886	6,519	5,839	5,896
Shareholders’ Equity	6,811	6,448	6,241	6,120	6,017

Other Data Per Common Share
Cash Dividends	$0.40	$0.40	$0.40	$0.80	$1.20
Market Price
High	$40.46	$36.29	$41.40	$41.30	$33.44
Low	$28.80	$25.50	$25.09	$24.81	$19.50
Employees — Annual Averages
Rail	32,074	32,892	33,468	35,014	35,496
Other	3,773	4,624	6,471	6,446	9,955

Total	35,847	37,516	39,939	41,460	45,451

See accompanying Consolidated Financial Statements

Significant events include the following:

2004 —	A charge of $71 million pretax, $44 million after tax, was recognized for separation expenses related to the management restructuring announced in November 2003 at Surface Transportation.

—	Revenues, operating expenses and after-tax income include approximately $63 million, $35 million and $6 million, respectively, representing consolidation of Four Rivers Transportation (“FRT”), a short-line railroad previously accounted for under the equity method, in conjunction with adoption of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” Net equity earnings of FRT of approximately $4 million were included in other income in 2003.

—	CSX completed a corporate reorganization of Conrail that resulted in the direct ownership of certain Conrail assets by CSXT. This transaction was accounted for at fair value and resulted in a net gain of $16 million after tax, which is included in other income. (See Note 2. Investment In and Integrated Rail Operations with Conrail.)

—	In December 2004, CSX entered into a definitive agreement to sell its international terminals business for $1.142 billion in cash and other consideration. As a result, amounts related to this business are reported as discontinued operations for all periods presented.

2003 —	Income of $93 million pretax, $57 million after tax, was recognized as a cumulative effect of accounting change, representing the reversal of the accrued liability for crosstie removal costs in conjunction with the adoption of SFAS 143, “Accounting for Asset Retirement Obligations.” (See Note 1, Nature of Operations and Significant Accounting Policies.)

—	In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with the Carlyle Group for approximately $300 million. CSX Lines was subsequently renamed Horizon. A deferred pretax gain of approximately $127 million as a result of the transaction is being recognized over the 12-year sub-lease term. In the third quarter of 2004, Horizon was acquired by an unrelated third party, and CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest and a performance payment of $7 million.

—	A charge of $232 million pretax, $145 million after tax, was recognized in conjunction with the change in estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. (See Note 11, Casualty, Environmental, and Other Reserves.)

—	A charge of $108 million pretax, $67 after tax, was recognized to account for the Company entering into two settlement agreements with Maersk that resolved all material disputes pending between the companies arising out of the 1999 sale of the international container-shipping assets. (See Note 19, Commitments and Contingencies.)

—	A charge of $34 million pretax, $21 million after tax, was recognized as the initial charge for separation expenses related to the management restructuring announced in November 2003. In addition, the Company recorded a credit of $22 million pretax, $13 million after tax related to revised estimates for railroad retirement taxes and the amount of benefits that will be paid to individuals under the $1.3 billion charges for separation plans initially recorded in 1991 and 1992. For the year, the Company recorded a net restructuring charge of $22 million, $13 million after tax that includes these items and additional separation charges that were included in the third quarter results. (See Note 5, Management Restructuring.)

2002 —	A charge was recognized to write down indefinite lived intangible assets as a cumulative effect of an accounting change, which reduced earnings $83 million pretax, $43 million after tax, and consideration of minority interest. (See Note 1, Nature of Operations and Significant Accounting Policies.)

2001 —	A charge of $60 million pretax, $37 million after tax, was recognized to account for the settlement of the 1987 New Orleans tank car fire litigation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with Item 8. Financial Statements and Supplementary Data and other information included in this report. CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.
EXECUTIVE SUMMARY
2004 Surface Transportation Highlights and Challenges
Revenue
      Revenue increased by 8% or $581 million year-over-year, a portion of which is due to 53 weeks instead of 52 weeks in the fiscal year ended December 31, 2004. The fourth quarter of 2004 marked the 11th consecutive quarter of year-over-year revenue growth. Increased demand for coal was a primary driver of the revenue growth due to both increased electricity generation and rebuilding utility stockpile inventory. In addition, demand created from a generally strong industrial economy propelled all merchandise markets and CSXI to record revenue levels. All major markets showed year-over-year improvement in revenue-per-car due to continued yield management strategies and the Company’s fuel surcharge program.
Volume
      Volume growth during 2004 lagged others in the rail industry due to service related constraints at CSXT and the Network Simplification Initiative (“NSI”) at CSXI. Several markets exhibited potential for additional volume especially within the coal and metals markets, if the Company’s car fleet utilization had improved. Furthermore, some customers diverted traffic to other rail carriers or other modes of transportation due to service challenges.
      In July, CSXI implemented NSI, which eliminated 26 weekly train starts, in an effort to improve overall contributions by consolidating volumes on fewer trains. The annualized impact from NSI is estimated to be increase CSXI’s operating income by $8 million or approximately 5%.
Fuel Costs and Fuel Surcharge Program
      Fuel expenses increased 16% to $656 million in 2004, net of $63 million of fuel hedging benefits, from $566 million in 2003 due principally to the rising price per gallon of diesel fuel. Fuel hedging activity had no impact on fuel expense for the fiscal year ended December 26, 2003. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.0950 in 2004 versus $0.9564 in 2003. In addition, the fuel surcharge programs within the Surface Transportation business segment and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.
Operations
      Fiscal year 2004 proved to be operationally challenging. As illustrated in the table below, key measures of network performance declined versus prior year and had an adverse impact on service consistency, expenses and CSX’s ability to fully capture growth opportunities during a period of high demand for transportation services.
RAIL OPERATING STATISTICS(a)

		Year

		2004	2003	% Change

Service Measurements	Average Velocity, All Trains (Miles Per Hour)	20.3	21.1	(4)%
	Average System Dwell Time (Hours)	28.7	25.3	(13)
	Average Total Cars-On-Line	233,271	229,926	(1)
	On-Time Originations	49.0%	62.0%	(21)
	On-Time Arrivals	40.9%	56.9%	(28)
	Average Recrews (Per Day)	62.6	49.7	(26)%

(a) Amounts for 2004 are estimated.
Implementation of the ONE Plan
      The ONE Plan was a major initiative launched across the CSX network in the third quarter of 2004 aimed at improving network performance. The first phase of the ONE Plan included a complete redesign of the operating plan for automotive and merchandise shipments to improve service consistency and efficiency by reducing terminal handlings and routing miles. With the new operating plan in place, management focused on consistent execution and refining the plan in response to changing shipment volumes and flows. Early results were promising, with key measures improving sequentially from the third to the fourth quarter of 2004.
Expenses
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.

	Surface Transportation

	December 31,	December 26,
	2004	2003	$ Change	% Change

	(Dollars in millions)
Operating Revenue	$8,020	$7,439	$581	8%
Operating Expense
Labor and Fringe	2,776	2,628	148	6
Materials, Supplies and Other	1,707	1,530	177	12
Conrail Rents, Fees and Services	256	342	(86)	(25)
Building and Equipment Rent	566	562	4	1
Inland Transportation	293	298	(5)	(2)
Depreciation	702	611	91	15
Fuel	656	566	90	16
Provision for Casualty Claims	—	229	(229)	(100)
Restructuring Charge — Net	71	22	49	223

Total Operating Expense	7,027	6,788	239	4

Operating Income (Loss)	$993	$651	$342	53%

Operating Ratio	87.6%	91.2%

Safety
      Efforts by the Company to reduce the frequency of personal injuries and train accidents produced modest improvements on a year-over-year comparison. The Company’s personal injury frequency index for 2004 remained unchanged from 2003 levels, while its FRA train accident frequency improved 4% on a year-over-year basis. The Company’s safety performance improved sequentially in the third and fourth quarters.
RAIL OPERATING STATISTICS(a)

		Year

		2004	2003	% Change

Service Measurements	Personal Injury Frequency Index (Per 100 Employees)	2.29	2.30	0%
	FRA Train Accidents Frequency (Per Million Train Miles)	4.48	4.66	4%

(a) Amounts for 2004 are estimated.
Organizational Effectiveness Initiative
      As of April 2004, CSX concluded the Management Restructuring program announced in November 2003 to improve the speed of decision-making by reducing management layers and increasing the span of control for managers, as well as realigning certain functions. As a result of this initiative, CSX reduced the non-union Surface Transportation workforce by 863 positions. The Company incurred expense associated with this program through the third quarter of 2004 as final settlement costs were determined.

Selected Earnings Data

		Years Ended

		December 31,	December 26,
		2004	2003	$ Change	% Change

		(Dollars in millions, except per share amounts)
Revenue and Expense	Surface Transportation Revenue	$8,020	$7,439	$581	8%
	Surface Transportation Expense	7,027	6,788	239	4

	Surface Transportation Operating Income	993	651	342	53
Earnings	Earnings From Continuing Operations	418	137	281	205
	Discontinued Operations — Net of Tax	(79)	52	(131)	(252)
	Cumulative Effect of Accounting Change — Net of Tax (Note f)	—	57	(57)	(100)

	Net Earnings	$339	$246	$93	38

Per Common Share	Earnings Per Share, Assuming Dilution:
	Earnings From Continuing Operations	1.87	0.63	1.24	197
	Discontinued Operations	(0.35)	0.23	(0.58)	(252)
	Cumulative Effect of Accounting Change	—	0.25	(0.25)	(100)

	Net Earnings	$1.52	$1.11	$0.41	37%

	Average Diluted Common Shares Outstanding (Thousands)	225,030	224,328

Free Cash Flow
      Free cash flow is considered a non-GAAP financial measure under SEC Regulation G. Management believes, however, that free cash flow is important in evaluating its financial performance and measures an ability to generate cash without incurring additional external financings. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

	December 31,	December 26,
	2004	2003

	(Dollars in millions)
Net Increase in Cash and Cash Equivalents	$226	$169
Add (Deduct):
Short-term Investments — Net	247	(68)
42% of Conrail Free Cash Flow	115	164
Redemption of Accounts Receivable	—	380
Other Financing Activities	(127)	(282)

Total Free Cash Flow	$461	$363

      Surface Transportation capital expenditures totaled $960 million and $983 million for fiscal years 2004 and 2003, respectively.
International Terminals Divestiture
      On February 22, 2005, CSX sold its International Terminals business through the sale of all of the issued and outstanding shares of capital stock of SLSI, and all of its interest in Orange Blossom Investment Company, Ltd. to DPI for closing cash consideration of $1.142 billion, subject to final working capital and long-term debt adjustments. As a result of the sale, CSX will recognize a significant gain in the first quarter of 2005 and expects to tender substantial tax payments triggered by the transaction beginning in the second quarter of 2005. As a result, amounts related to this business are reported as Discontinued Operations for all periods presented. On the Consolidated Income Statement, Discontinued Operations includes International Terminals’ net earnings of $18 million as well as additional tax expense of $97 million related to undistributed foreign earnings. On the Consolidated Balance Sheet, the amounts related to this business are shown as International Terminals Assets/Liabilities Held for Sale.
Conrail Spin-off
      In the third quarter of 2004, CSX, Norfolk Southern Corporation and Conrail, Inc. completed a corporate reorganization of Conrail that resulted in the direct ownership and control by CSXT of routes and assets that had previously been operated by CSXT under operating and lease agreements with a Conrail subsidiary. As a part of the reorganization, CSXT issued new unsecured debt obligations, which were exchanged for unsecured debt obligations of Consolidated Rail Corporation (“CRC”), a Conrail subsidiary. In addition, CSXT entered into new lease and sublease arrangements with CRC to support CRC’s secured debt and lease obligations, and a long-term note due from CSX to Conrail was eliminated. The reorganization did not affect the Shared Assets Areas, which continue to be owned and operated by CRC and are reflected in CSX’s Investment in Conrail as shown in the Consolidated Balance Sheets.
      The distribution was accounted for at fair value, resulting in a net gain of $16 million after tax, which is included in Other Income in the Consolidated Income Statement.

      The assets and liabilities acquired at the time of the Conrail spin-off transaction, as of September 2004, are as follows:

(Dollars in millions)

Current Assets	$7
Properties — Net	6,018
Investment in Conrail	(4,130)
Other Long-term Assets	136

Total Assets	$2,031

Current Liabilities	$7
Long-term Liabilities	15
Long-term Debt	(93)
Deferred Taxes	2,086
Retained Earnings	16

Total Liabilities and Retained Earnings	$2,031

Horizon Lines
      In July 2004, CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest, and a performance payment of $7 million, which will be recognized over 12 years. However, CSX and one of its affiliates will continue to remain a lessee/ sublessor or guarantor on $265 million of leases on certain vessels and equipment as long as the subleases remain in effect.
2005 Expectations
Revenue
      Revenue is expected to continue to outpace volume in 2005 due to a continued emphasis on price. Lower contributory traffic is either being re-priced or replaced by longer haul, more profitable business. The amount of any revenue and volume increase depends on several factors:

Economy: Favorable economic conditions are expected based on the forecasts for key economic indicators such as the gross domestic product, industrial and automotive production as well as overall import levels. Generally, CSX’s revenue is fairly diversified and a large portion is relatively insensitive to significant fluctuations in the general economy. However, changes in the macro economic environment do impact overall revenue growth.

Operational Performance: Service is expected to improve as management consistently executes the ONE Plan and average velocity increases. Consequently, additional volume may be captured as freight car availability increases due to improved asset utilization and reduced transit times. If service does not improve, volume growth could be flat to slightly negative.

Fuel Prices: Because of the fuel surcharge program and cost escalation clauses in long-term contracts, which include a fuel element, a portion of CSX’s revenue varies with the price of fuel, but these mechanisms only partially offset the inflation in fuel prices.
Operations
      Improvement in key operating measurements is expected in 2005. Several factors can affect overall service levels:

Availability of Resources: Locomotive and train and engine employee availability are key resources to execute the operating plan. Management believes current resource plans, which include hiring additional train and engine employees and the acquisition of 100 new locomotives, will be sufficient to manage anticipated volume while improving service levels.

Volume: If volume growth significantly exceeds management’s expectations, additional train crew hiring and locomotive resources may be required, depending on the type and location of the volume growth. Deployment of additional resources could lag a sudden surge in demand by several months due to the time required to hire and train employees and to secure additional leased locomotives, subject to availability, which could negatively impact overall service levels during that period.

Capital Investments
      Total capital investments in rail infrastructure, locomotives, and freight cars are estimated to be $1.1 billion in 2005. Capital expenditures could increase if the industrial economy remains strong, additional volume materializes and profitability targets, including free cash flow, are met.
Free Cash Flow
      CSX will continue to focus on free cash flow in 2005, with a target of approximately $450 million.
Risk Factors
Competition
      The Company experiences competition from other transportation providers including railroads and motor carriers that operate similar routes across its service area, and to a less significant extent barges, ships, and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSX and other railroads must build and maintain its network through the utilization of internal resources. If the scope and quality of these alternative methods of transportation are materially increased, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, there could be a material adverse effect on the Company’s results of operations, financial condition, and liquidity.
Employees and Labor Union Relationships
      The Company considers employee relations with most of its unions generally to be good. Most of CSXT’s employees are represented by labor unions and are covered by collective bargaining agreements. The bargaining agreements contain a moratorium clause that precludes serving new bargaining demands until a certain date. These agreements, which usually are bargained nationally by the National Railway Labor Conference (“NRLC”), normally contain the same moratorium date so all bargaining on agreement changes generally begins at approximately the same time. A round of bargaining started in 2000 when the moratorium provisions expired. Agreements have been reached with all but one of the unions. Two of those agreements are out for ratifications. Negotiations with the union representing the machinists are in mediation. The machinists have asked the National Mediation Board to be released from mediation and the railroads have opposed that request. A new round of bargaining commenced in 2004.
      Also, the agreements which were concluded in the 2000 bargaining round are now open for renegotiation. The process of renegotiating these agreements commenced in early November 2004 when the parties were free to serve their bargaining demands. The outcome of the 2004 round of negotiations is uncertain at this time.
      In the rail industry, negotiations have generally taken place over a number of years and previously have not resulted in any extended work stoppages. The existing agreements continue to remain in effect until new agreements are reached. The parties are not permitted to either strike or lockout until the Railway Labor Act’s lengthy procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted.

Environmental Laws and Regulation
      The Company’s operations are subject to wide-ranging federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to waters and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. The Company generates and transports hazardous and non-hazardous waste and materials in its current operations, and it has done so in its former operations. In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may be subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the cleanup of environmental contamination. Although the Company has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs as a result of any of the foregoing, and may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination, which could have a material adverse effect on results of operations, financial condition and liquidity.
Fuel Costs
      Fuel costs represent a significant expense of CSX Surface Transportation operations. Fuel prices can vary significantly from period to period and significant increases may have a material adverse effect on the Company’s operating results. Furthermore, fuel prices and supply are influenced considerably by international political and economic circumstances. If a fuel supply shortage arose from OPEC production restrictions, a disruption of oil imports or otherwise, fuel shortages, higher fuel prices and any subsequent price increases could, despite the Company’s fuel surcharge programs, materially adversely affect our operating results, financial condition and liquidity.
Future Acts of Terrorism or War
      Terrorist attacks, such as those that occurred on September 11, 2001, or in Madrid, Spain on March 11, 2004, any government response thereto and war may adversely affect results of operations, financial condition and liquidity. The Company’s rail lines and physical plant may be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have a material adverse effect on operating results, financial condition or liquidity. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.
Regulation and Legislation
      The Company is subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of DOT and other state and federal regulatory agencies as to rail operations and for a variety of health, safety, labor, environmental, and other matters. Legislation passed by Congress or regulations issued by these organizations can significantly affect the costs and profitability of the Company’s business. In addition, the failure to comply with applicable laws and regulations could have a material adverse effect on the Company.
      In response to the heightened threat of terrorism in the wake of the September 2001 attacks on the World Trade Center, Pentagon and airline infrastructure, federal, state and local regulatory agencies are evaluating various proposals with respect to the transportation industry. Some of these proposals relate to the transport of hazardous material. Certain metropolitan areas considered a security risk have been and may continue to be the subjects of regulation. The ultimate legislation passed by federal, state and local regulators related to issues of security has the potential to materially adversely affect CSX’s operations and costs.
Safety
      The Company faces inherent business risk of exposure to property damage and personal injury claims in the event of train accidents, including derailments. The Company is also subject to exposure to occupational injury claims. While CSX is working diligently to enhance its safety programs and to continue to raise the awareness levels of its employees concerning safety, the Company cannot ensure that it will not experience any material property damage, personal or occupational claims in the future or that it will not incur significant costs to defend such claims. Additionally, the Company cannot ensure that existing claims will not suffer adverse development not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors that are outside of CSX’s control. CSX engages outside parties to assist with the evaluation of certain of the occupational and personal injury claims, and believes that it is adequately reserved to cover all potential claims. However, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves.
Severe Weather
      The Company may face severe weather conditions and other natural occurrences, including floods, fires, hurricanes and earthquakes which may cause significant disruptions of the Company’s operations, and result in increased costs and liabilities and decreased revenues which could have a material adverse effect on operating results, financial condition and liquidity.
FORWARD LOOKING STATEMENTS
      Certain statements in this report and in other materials filed with the Securities and Exchange Commission, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, among others, statements regarding:

•	Expectations as to operating results and operational improvements;

•	Expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on our financial condition;

•	Management’s plans, goals, strategies and objectives for future operations and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

•	Future economic, industry or market conditions or performance.
      Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved.
      Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from that anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed else-

where herein, may cause actual results to differ materially from those contemplated by these forward-looking statements:

•	The Company’s success in implementing its operational objectives and improving Surface Transportation operating efficiency;

•	Changes in operating conditions and costs or commodity concentrations;

•	Material changes in domestic or international economic or business conditions, including those affecting the rail industry such as customer demand, effects of adverse economic conditions affecting shippers, and adverse economic conditions in the industries and geographic areas that consume and produce freight;

•	Labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	The inherent risks associated with safety and security, including adverse economic or operational effects from terrorist activities and any governmental response;

•	Changes in fuel prices;

•	Legislative, regulatory, or legal developments involving taxation, including the outcome of tax claims and litigation; the potential enactment of initiatives to re-regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	Competition from other modes of freight transportation such as trucking and competition and consolidation within the transportation industry generally;

•	Natural events such as extreme weather conditions, fire, floods, earthquakes, or other unforeseen disruptions of the Company’s operations, systems, property, or equipment; and

•	The outcome of litigation and claims, including those related to environmental contamination, personal injuries and occupational illnesses.
      Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

Financial Results of Operations

Consolidated Results
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003. The results of operations of the Company’s International Terminals business are reported as Discontinued Operations for all periods presented.

	Consolidated

	53 Weeks		52 Weeks		52 Weeks
	December 31,		December 26,		December 27,
	2004		2003		2002

	(Dollars in millions)(Unaudited)(a)
Operating Revenue	$8,020	6%	$7,566	(4)%	$7,916
Operating Expense
Labor and Fringe	2,779	3	2,689	(5)	2,829
Materials, Supplies and Other	1,709	8	1,586	(4)	1,647
Conrail Rents, Fees & Services	256	(25)	342	6	322
Building and Equipment Rent	553	(1)	558	(6)	592
Inland Transportation	293	(7)	314	(13)	363
Depreciation	711	15	620	(1)	629
Fuel	656	13	581	13	515
Miscellaneous	(8)	33	(6)	—	—
Provision for Casualty Claims	—	(100)	232	—	—
Additional Loss on Sale	—	(100)	108	—	—
Restructuring Charge — Net	71	223	22	—	—

Total Operating Expense	7,020	(0)	7,046	2	6,897

Operating Income	$1,000	92%	$520	(49)%	$1,019

(a)	Prior periods have been reclassified to conform to the current presentation.

2004 vs. 2003

Operating Revenue
      Operating revenue increased $454 million for the year ended December 31, 2004 to $8.0 billion, compared to $7.6 billion for the prior year primarily due to continued yield management strategies as all major markets showed year-over-year improvement in revenue-per-car coupled with the Company’s fuel surcharge program.

Operating Income
      Operating income for the year ended December 31, 2004 increased $480 million to $1.0 billion, compared to $520 million in the prior year. Operating expenses decreased $26 million to $7 billion for the fiscal year ended December 31, 2004, principally due to the absence of charges totaling $340 million taken in 2003 for (1) the provision for casualty claims, and (2) the additional loss on sale.

Other Income
      Other income decreased $21 million to $72 million for the year ended December 31, 2004, compared to $93 million for the prior year primarily due to a decline in income from real estate and resort operations. This decrease was partially offset by the net gain of $16 million, after tax, related to the Conrail spin-off transaction.

Interest Expense
      Interest expense increased $17 million for the year ended December 31, 2004 compared to the prior year comparable period due to decreased benefits from interest rate swaps and the exchange of Conrail debt, as a result of the Conrail spin-off transaction.

Net Earnings
      Earnings from Continuing Operations were $418 million, or $1.87 per diluted share, for the year ended December 31, 2004 compared to $137 million, or 63 cents per diluted share for the prior year.
      Losses from Discontinued Operations, net of tax, were $79 million, or 35 cents per diluted share, for the year ended December 31, 2004 compared to earnings of $52 million, or 23 cents per diluted share for the prior year. Discontinued Operations for the period ended December 31, 2004, includes International Terminals’ net earnings as well as additional tax expense of $97 million related to undistributed foreign earnings.
      The year ended December 26, 2003 included an after-tax cumulative effect of accounting change benefit of $57 million, related to the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, “Accounting for Asset Retirement Obligations.”
      Net earnings were $339 million, or $1.52 per diluted share, for the year ended December 31, 2004, compared to $246 million or $1.11 per share for the prior year.
      The increase in the 2004 effective income tax rate compared to the prior year is primarily attributable to a larger percentage of total pretax earnings in 2004 than in 2003. Additionally, 2003 income tax expense was favorably impacted by the cumulative impact of changes in the Company’s deferred effective state income tax rates.
      In 2004, CSX is required to include approximately 10 million shares underlying its convertible debt instrument using the “if-converted” method in the computation of earnings per share, assuming dilution. The dilutive impact for all periods is approximately 2%-5%. Earnings per share, assuming dilution, has been restated for all periods presented.

2003 vs. 2002

Operating Revenue
      Operating revenue decreased $350 million for the year ended December 26, 2003 to $7.6 billion, compared to $7.9 billion for the prior year. A $627 million decline in consolidated revenue resulted from a reduction of revenue in the domestic container-shipping segment as a majority of CSX’s interest in CSX Lines was conveyed during the first quarter of 2003 (See Note 3, Divestitures.) Excluding revenue from this subsidiary, revenue increased $277 million primarily due to an increase in Surface Transportation revenue.

Operating Income
      Operating income for the year ended December 26, 2003 was down $499 million to $520 million, compared to $1.0 billion in the prior year. The prior year included $38 million of operating income of CSX Lines, which was conveyed to a new venture formed with the Carlyle Group in the first quarter of 2003. Excluding operating income from this subsidiary, 2003 operating income decreased $461 million.
      The decrease in operating income is primarily the result of two charges taken during 2003 totaling $340 million. The Company recorded a $232 million charge in conjunction with the change in estimate for casualty reserves, which is reflected in operating expense as “Provision for Casualty Claims” (See Note  11, Casualty, Environmental and Other Reserves.) Also, CSX entered into two settlement agreements, which together resolved all material outstanding disputes with Maersk. This decreased the Company’s operating income by $108 million, and is reflected in operating expense as the additional loss on sale of international container-shipping assets. (See Note 19, Commitments and Contingencies.)
      The Company also recorded $34 million pretax as the initial charge for separation expenses related to the management restructuring announced in November 2003. In addition, the Company recorded a credit of $22 million pretax related to revised estimates for railroad retirement taxes and the amount of benefits that will ultimately be paid to individuals under the $1.3 billion charges for separation plans initially recorded in 1991 and 1992. For the year, the Company recorded a net restructuring charge of $22 million. (See Note 5, Management Restructuring.)
      In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines LLC. The Consolidated Income Statement includes operating income of $1 million for the fiscal year ended December 26, 2003, derived from CSX Lines.

Other Income
      Other income increased $15 million to $93 million for the year ended December 26, 2003, compared to $78 million for the prior year. A decrease in discounts on sales of accounts receivable due to the discontinuance of the receivable sale program and a loss on sale in 2002 that did not recur in 2003 had a favorable impact, but were partially offset by lower interest income and reduced real estate gains.

Interest Expense
      Interest expense decreased $27 million for the year ended December 26, 2003 as compared to the prior year. Lower interest rates on floating rate debt and the favorable impact of interest rate swaps (see Note 13, Derivative Financial Instruments) continued to benefit the Company.

Net Earnings
      Earnings from Continuing Operations were $137 million, or 63 cents per diluted share, for the year ended December 26, 2003 compared to $410 million, or $1.85 per diluted share for the prior year. The $273 million year-over-year decrease in Earnings from Continuing Operations primarily results from a $145 million after-tax charge to increase the Company’s provision for casualty reserves, a $67 million after-tax charge to record the loss on sale of international container-shipping assets and a $21 million after-tax charge to record amounts associated with the management restructuring.
      Earnings from Discontinued Operations, net of tax, were $52 million, or 23 cents per diluted share, for the year ended December 26, 2003 compared to earnings of $57 million, or 25 cents per diluted share for the prior year.
      The year ended December 26, 2003 included an after-tax cumulative effect of accounting change benefit of $57 million, related to the adoption of SFAS 143, while the year ended December 27, 2002, included an after-tax cumulative effect of accounting change charge of $43 million, related to the adoption of SFAS 142, “Goodwill and Other Intangible Assets.”
      Net earnings were $246 million, or $1.11 per diluted share, for the year ended December 26, 2003, compared to $424 million or $1.91 per diluted share for the prior year.
      The 2003 effective income tax rate was lower than the 2002 effective income tax rate because equity in Conrail earnings represented a larger percentage of pretax earnings in 2003 than 2002. Also, 2003 included a favorable state income tax benefit attributable to changes in the Company’s deferred effective state income tax rate.
      Earnings per share, assuming dilution, have been restated for all periods presented.

      The following tables provide detail of operating revenue and expense by segment:

	Rail

	53 Weeks		52 Weeks		52 Weeks
	December 31,		December 26,		December 27,
	2004		2003		2002

	(Dollars in millions)(Unaudited)
Operating Revenue	$6,694	8%	$6,182	3%	$6,003
Operating Expense
Labor and Fringe	2,698	6	2,555	1	2,530
Materials, Supplies and Other	1,508	13	1,329	10	1,212
Conrail Rents, Fees & Services	256	(25)	342	6	322
Building and Equipment Rent	425	2	418	(2)	425
Inland Transportation	(421)	6	(399)	9	(365)
Depreciation	664	15	579	1	576
Fuel	656	16	566	26	449
Provision for Casualty Claims	—	(100)	229	—	—
Restructuring Charge — Net	67	205	22	—	—

Total Operating Expense	5,853	4	5,641	10	5,149

Operating Income	$841	55%	$541	(37)%	$854

Operating Ratio	87.4%		91.2%		85.8%
Total Assets	20,045		12,923		12,738

	Intermodal

	53 Weeks		52 Weeks		52 Weeks
	December 31,		December 26,		December 27,
	2004		2003		2002

	(Dollars in millions)(Unaudited)
Operating Revenue	$1,326	5%	$1,257	7%	$1,180
Operating Expense
Labor and Fringe	78	7	73	9	67
Materials, Supplies and Other	199	(1)	201	12	179
Building and Equipment Rent	141	(2)	144	10	131
Inland Transportation	714	2	697	10	633
Depreciation	38	19	32	10	29
Restructuring Charge — Net	4	100	—	—	—

Total Operating Expense	1,174	2	1,147	10	1,039

Operating Income	$152	38%	$110	(22)%	$141

Operating Ratio	88.5%		91.2%		88.1%
Total Assets	698		611		537

      The following tables provide carload and revenue data by business segment, service group and commodity:

Fiscal Years Ended December 31, 2004, December 26, 2003 and December 27, 2002

	Carloads (Thousands)			Revenue (Dollars in millions)

	53 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
	2004	2003	2002	2004	2003	2002

Merchandise
Phosphates and Fertilizers	471	460	463	$341	$329	$324
Metals	380	348	319	511	435	401
Forest Products	465	459	449	681	622	600
Food and Consumer	245	242	235	377	351	330
Agricultural Products	356	363	361	512	497	494
Chemicals	564	541	539	1,069	989	959
Emerging Markets	506	476	424	504	471	398

Total Merchandise	2,987	2,889	2,790	3,995	3,694	3,506
Automotive	507	529	538	835	853	845
Coal, Coke and Iron Ore
Coal	1,659	1,570	1,574	1,714	1,543	1,529
Coke and Iron Ore	71	65	70	66	57	69

Total Coal, Coke and Iron Ore	1,730	1,635	1,644	1,780	1,600	1,598
Other	—	—	—	84	35	54

Total Rail	5,224	5,053	4,972	6,694	6,182	6,003

Intermodal
Domestic	1,028	1,060	982	795	784	696
International	1,278	1,170	1,137	507	469	476
Other	—	—	—	24	4	8

Total Intermodal	2,306	2,230	2,119	1,326	1,257	1,180

Total Surface Transportation	7,530	7,283	7,091	$8,020	$7,439	7,183

(a) Prior periods have been reclassified to conform to the current presentation.
Rail

2004 vs. 2003
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.

Operating Revenue
      CSX categorizes revenues in three main areas: merchandise, automotive and coal, coke and iron ore. Overall revenues were up $512 million to $6.7 billion in 2004 from $6.2 billion in 2003.

Merchandise Revenue
      Merchandise showed strength during 2004 with revenue up 8% on 3% volume growth. All markets showed year-over-year revenue improvement due to pricing, yield management strategies and the Company’s fuel surcharge program. All markets, except agricultural products, experienced increased volumes. Metals realized the most improvement, with 17% revenue growth on 9% volume growth. Strong demand existed across all steel commodity lines as steel production and mill utilization rates were at high levels. Forest products revenue grew 9% on 1% volume growth as a result of strength in panel and lumber markets driven by strong residential construction. Food and consumer revenues grew 7% on 1% volume growth. Food and consumer and forest products volumes were favorable year-over-year primarily due to the 53 week fiscal reporting calendar in 2004. Chemicals revenue grew 8% on 4% volume growth driven by strong customer demand and a rebound in U.S. chemical exports. Emerging markets revenues grew 7% on 6% volume growth, largely driven by strength in aggregates, cement, lime and fly ash. New industrial development is helping serve off–rail markets. Phosphate and fertilizer revenues grew 4% on 2% volume growth. Fertilizer production levels were mixed as high fertilizer prices and hurricane disruptions caused curtailments in production. Although ethanol shipments contributed to growth in agricultural products, revenue increased 3% on declining volume due to a decline in export and bean markets.

Automotive Revenue
      Volumes declined largely due to a 100,000 unit year-over-year decrease in North American light vehicle production. Downtime at CSXT-served plants also contributed to volume weakness. Price increases drove improvements in revenue-per-car.

Coal, Coke and Iron Ore Revenue
      Coal, coke and iron ore revenue increased 11% on 6% volume growth. All lines of business reflect year-over-year revenue-per-car improvements. Volume growth was driven by gains in export, metallurgical and utility markets. Strength in exports was due to high demand primarily related to Asia steel market needs.

Other
      Other revenue for the fiscal year 2004 includes $63 million for FRT, a short-line railroad consolidated in 2004 pursuant to Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities”. Prior to 2004, FRT was accounted for under the equity method.

Operating Expense
      Total rail operating expenses increased $212 million, or 4% for the year ended December 31, 2004, compared to 2003.
      Labor and fringe expense increased $143 million or 6% compared to the prior year primarily attributable to the effects of inflation, consolidation of FRT and increases in the Company’s incentive compensation plan and pension costs. These costs were partially offset by benefits realized from reduced staffing levels.
      Materials, supplies and other expenses increased $179 million, or 13%, year-over-year primarily due to increased maintenance and crew travel costs, property and sales taxes, coupled with higher track, locomotive, car repair and other costs. Additionally, due to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” as discussed below, depreciation expense has been decreased and materials, supplies and other expense increased to account for the discontinuation of the accrual of cross-tie removal as a component of depreciation expense.

      Conrail rents, fees & services expense decreased $86 million or 25% in 2004, compared to the prior year, as a result of the Conrail spin-off transaction, which decreased rents paid to Conrail as assets previously leased from Conrail are now owned directly by CSXT. (See Note 2, Investment In and Integrated Rail Operations with Conrail.)
      Building and equipment rent remained relatively consistent year-over-year with the slight increase in 2004 resulting from unfavorable asset utilization.
      Inland transportation, which represents CSXI’s use of the CSXT rail network, increased $22 million or 6% year-over-year. The offsetting expense associated with this amount is reflected in CSXI’s operating expense, and thus eliminates at the consolidated level.
      Depreciation expense increased $85 million or 15% compared to the prior year primarily attributable to the Conrail spin-off transaction. The rail segment had property additions of approximately $1 billion, but the additional depreciation was offset by the reduction in depreciation associated with the adoption of SFAS 143, “Accounting for Asset Retirement Obligations.” In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. The effect is to decrease depreciation expense and increase material, supplies and other expense.
      Fuel expense increased $90 million or 16% in 2004, net of $63 million of fuel hedging benefits, compared to the prior year primarily due to fuel price increases, while increased volumes were also a factor. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.0950 in 2004 versus $0.9564 in 2003. In addition, the fuel surcharge programs and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.
      For the fiscal year ended December 31, 2004, the rail business segment recorded expense of $67 million for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses. (See Note 5, Management Restructuring.)
      Rail operating expense for the fiscal year ended December 26, 2003, included a charge of $229 million recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries that could be received over the next seven years. This charge is reflected as “Provision for Casualty Claims” in the operating expense detail above. (See Note 11, Casualty, Environmental and Other Reserves.)

Operating Income
      Operating income increased $300 million to $841 million in 2004, compared to $541 million in 2003 primarily due to an 8% increase in revenue coupled with the absence of $229 million provision for casualty claims, offset by $67 million of management restructuring charges and other expense increases as previously discussed.

2003 vs. 2002

Operating Revenue
      Overall rail revenues increased $179 million to $6.2 billion in 2003, with increases in merchandise and automotive revenues.

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

Automotive Revenue
      Volume declined largely due to a 200,000 unit year-over-year decrease in North American light vehicle production. Haul extensions and price increases drove improvements in revenue-per-car.

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
      The primary component of the expense increase was a charge of $229 million recorded in conjunction with the Company’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries that could be received over the next seven years. This charge is reflected as “Provision for Casualty Claims” in the operating expense detail above. (See Note 11, Casualty, Environmental and Other Reserves.)
      Labor and fringe expense remained relatively consistent year-over-year. The cost of labor inflation was offset by December-over-December reductions in staff of approximately 1,200 and the favorable impact of the absence of a management bonus in 2003, as approximately $45 million of such expense was recorded in 2002.
      Materials, supplies and other expense increased $117 million, or 10%, year-over-year. One of the primary drivers was approximately $80 million of increased cost for personal injury and related safety issues. An additional $20 million of the expense deterioration is due to increased cost of derailments. Additionally, due to the adoption of SFAS 143, “Accounting for Asset Retirement Obligations,” as discussed below, depreciation expense has been decreased and materials, supplies and other expense increased to account for the discontinuation of the accrual of cross-tie removal as a component of depreciation expense. The remaining increase results from volume increases, inflationary effects and general operational inefficiencies.
      Conrail rents, fees & services expense increased $20 million in 2003, as compared to the prior year, as a result of increased usage of Shared Assets Areas, a contractual increase in the rental fee for Shared Area facilities, and a favorable tax adjustment in the prior year. (See Note 2, Investment In and Integrated Rail Operations with Conrail.)
      Building and equipment rent decreased $7 million in 2003 compared to the prior year principally as a result of reduced car rentals from other railroads.
      Inland transportation, which represents CSXI’s use of the CSXT rail network, remained relatively consistent year-over-year. The offsetting expense associated with this amount is reflected in CSXI’s operating expense, and thus eliminates on a Surface Transportation level.
      Depreciation remained consistent year-over-year. The rail segment had capital additions of approximately $1 billion, but the additional depreciation was offset by the reduction in depreciation associated with the adoption of SFAS 143, “Accounting for Asset Retirement Obligations.” In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. The effect is to decrease depreciation expense and increase materials, supplies and other expense.
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
      The net $22 million restructuring charge in 2003 represents the cost of CSX’s reorganization charges offset by reductions in 1991/1992 separation reserves. (See Note 5, Management Restructuring.)

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
Intermodal
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.

2004 vs. 2003
      CSXI revenue improved 5% on a 3% volume increase due to strength in most business commodities. Strong gains in truck brokerage continued with the implementation of deal space technology, which is incorporated into the broader Pegasus system. Deal space technology is designed as a pricing, scheduling and capacity reservation system and provides CSX Trucking Solicitors real-time information on costs, competitive prices, preferred routes and service. The parcel and international sectors also continued to show year-over-year strength. The parcel group showed improvement in most markets while international volume gains were based on general import growth. The domestic channel did not experience year-over-year growth due to CSXI’s Network Simplification Initiative which led to overall service improvements across the network, limited some terminals to containers only and improved the profitability of the traffic.

      CSXI operating expense increased $27 million compared to the prior year due primarily to increases in volume and inflationary factors. Operating income increased to $152 million in 2004, compared to $110 million in the prior year, for a 38% improvement.

2003 vs. 2002
      CSXI domestic revenue improved 13% on 8% volume increase due to increased unloading and loading (“transloading”) of international containers into domestic containers and new programs. Strength in truck brokerage continued due to the rollout of the new Pegasus information management system, which provides real-time information regarding driver availability and location, service quality tracking and financial performance. The parcel sector also showed year-over-year strength. International strength in general import growth was partially offset by continued international import/export diversions of freight carried entirely via water routes from west coast ports to east coast ports. These diversions have resulted in volume declines, shorter hauls and lower per-unit revenue.
      CSXI operating expense increased $108 million compared to the prior year. The increase is due primarily to traffic mix and inflationary factors. Additionally, the Company recognized a $15 million positive contract settlement in 2002. Operating income decreased to $110 million in 2003, compared to $141 million in the prior year.
Liquidity and Capital Resources

Operating Activities
      Cash provided by operations in 2004 was $1.4 billion, compared to $804 million for 2003. In 2003, CSX discontinued the receivable sale program decreasing cash provided by operating activities by $380 million as the Company repurchased those receivables. Federal income tax payments were significantly lower in 2004 compared to the prior year resulting in additional cash from operating activities of $99 million. Finally, 2003 cash flows from operations includes payment of 2002 management incentive compensation, whereas the Company did not make such a payment in 2004.

Investing Activities
      Net cash used by investing activities was $1.2 billion in 2004 compared to $807 million in 2003. Property additions totaled $1.0 billion in 2003 and 2004.

Financing Activities
      Financing activities provided cash of $20 million during 2004 compared to $172 million in 2003.
      The weighted average interest rate on outstanding short-term borrowings of $101 million was 1.1% as of December 31, 2004. The Company had $2 million of short-term borrowings outstanding with a weighted average interest rate of 1.21% as of December 26, 2003.

Debt Issuances
      In February 2004, the Company executed a $100 million bank financing that matures February 25, 2005, which bore interest at a rate that varied with LIBOR plus an applicable spread. As of December 31, 2004, the Company had $100 million in aggregate principal amount outstanding under this agreement. The Company settled this obligation with cash at maturity.
      In June 2004, the Company executed a $300 million bank financing with a maturity date of December 29, 2004, which bore interest at a rate that varied with LIBOR plus an applicable spread.

As of December 31, 2004, the Company had repaid the entire aggregate principal amount outstanding under this agreement and terminated this agreement.
      In August 2004, the Company issued $300 million of floating rate notes with a maturity date of August 3, 2006. The notes bear interest at a rate that varies with LIBOR plus an applicable spread. These notes are not redeemable prior to maturity.
      In August 2003, the Company issued $300 million aggregate principal amount of the Company’s Notes due 2013. These Notes bear interest at the rate of 5.50% and mature on August 1, 2013. The Notes may be redeemed by the Company at any time.
      In November 2003, CSX issued $200 million aggregate principal amount of the Company’s Notes due 2014 and $200 million aggregate principal amount of the Company’s Notes due 2006. The 2014 Notes bear interest at the rate of 5.30% per year and mature on February 15, 2014. The 2006 Notes bear interest at the rate of 2.75% per year and mature on February 15, 2006. The Company may redeem the 2014 Notes at any time, but the 2006 Notes cannot be redeemed before maturity.
      In December 2003, CSX executed a $75 million revolving loan facility with a maturity date in 2005. Borrowings under the facility bore interest at a rate that fluctuated with LIBOR. In addition, the Company paid an annual commitment fee of 0.15% for the period the facility was not drawn. This debt was redeemable at any time after May 2004, with additional borrowings allowed through the maturity of the facility. As of December 31, 2004, the Company had $75 million in aggregate principal amount outstanding under this borrowing. In January 2005, the Company paid this obligation in full with cash.

Debt Repayments
      CSX repaid long-term debt of $434 million in 2004 compared to $500 million in 2003, including outstanding debt obligations of $300 million that matured in August 2004. The primary sources of 2004 debt repayments were the issuance of new debt combined with cash on hand.
      The Company also paid a net $141 million in short-term debt during 2003. The primary sources of 2003 repayments were the $214 million of proceeds from the conveyance of CSX Lines (see Note 3, Divestitures) and the issuance of new debt.
      Long-term and short-term debt at December 31, 2004 and December 26, 2003, totaled $7.2 billion and $7.3 billion, respectively. The ratio of debt to total capitalization was 48% and 51% at December 31, 2004 and December 26, 2003, respectively.

Convertible Debentures
      See Item 8. Financial Statements and Supplementary Data — Note 12, Debt and Credit Agreements, Convertible Debentures.

Dividends
      Dividends paid in 2004, 2003 and 2002 were as follows:

	2004	2003	2002

Dividend Per Share	$0.40	$0.40	$0.40
Total Cash Paid for Dividends (In Millions)	$86	$86	$86

Working Capital
      The Company’s working capital deficit at December 31, 2004, was $330 million, as compared to $77 million at December 26, 2003. A working capital deficit is not unusual for the Company and other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

Credit Facilities
      The Company has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2005. The facilities were entered into in May 2004 on terms substantially similar to the facilities they replaced: a $345 million unsecured revolving credit facility that expired in May 2004 and a $1.0 billion unsecured revolving credit facility that would have expired in May 2006. Generally, these facilities may be used for general corporate purposes, to support the Company’s commercial paper, and for working capital. Neither of the credit facilities was drawn on as of December 31, 2004. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. Similar to the credit facilities they replaced, these credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. At December 31, 2004, the Company was in compliance with all covenant requirements under the facilities.

Credit Ratings
      As of December 31, 2004, CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively. On March 30, 2004, Standard and Poor’s lowered the Company’s short-term rating from A-2 to A-3 and revised the outlook from stable to negative. On July 6, 2004, Moody’s Investor Service reaffirmed the Company’s short and long-term unsecured debt ratings, but adjusted the outlook from stable to negative. The Company’s short-term commercial paper program is rated A-3 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. This increases the Company’s borrowing costs in the commercial paper market and reduces the Company’s access to these funds because of the limited demand for A-3 commercial paper. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, the Company’s undrawn borrowing costs under the $1.2 billion and $400 million revolving credit facilities would not materially increase.

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

Type of Obligation	2005	2006	2007	2008	2009	Thereafter	Total

	Dollars in millions
Long-term Debt (See Note 12)(a)	$983	$925	$599	$615	$280	$3,704	$7,106
Operating Leases — Net (See Note 19)(b)	180	148	138	115	88	440	1,109
Agreements with Conrail (See Note 2)	21	19	19	16	13	26	114
Purchase Obligations (See Note 19)(c)	167	216	224	232	218	4,733	5,790

Total Contractual Obligations	$1,351	$1,308	$980	$978	$599	$8,903	$14,119

      The following table sets forth maturities of the Company’s other commitments:

Type of Obligation	2005	2006	2007	2008	2009	Thereafter	Total

	Dollars in millions
Unused Lines of Credit (See Note 12)	$400	$—	$—	$—	$1,200	$—	$1,600
Guarantees (See Note 19)(d)	133	101	130	103	50	184	701
Other	137	14	—	—	1	3	155

Total Other Commitments	$670	$115	$130	$103	$1,251	$187	$2,456

(a)	The fair market value of the interest rate swap agreements of $26 million, which is included in long-term debt on the Consolidated Balance Sheet, is not included on the debt maturity schedule. The unamortized discount of the convertible bonds of $85 million, which is included in long-term debt on the Consolidated Balance Sheet, is not included on the debt maturity schedule. See Footnote 12, Debt and Credit Agreements for additional discussion. Capital leases of $145 million are included in long-term debt.

(b)	CSX has entered into various operating lease agreements primarily for rail transportation equipment.

(c)	Purchase Obligations consists of a $5.8 billion maintenance program which expires in 2026 relating to CSX’s fleet of locomotives. This program replaced an internal maintenance program.

(d)	Approximately $364 million of these guarantees relate to certain lease obligations assumed by Maersk, but for which CSX remains contingently liable. Accordingly, CSX has collateral liens on the assets relating to these leases and indemnities provided by Maersk to fulfill the lease commitments. CSX believes that Maersk will fulfill its contractual commitments with respect to such leases and that CSX will have no further liabilities relating to these obligations. Approximately $70 million relates to construction and cash deficiency support guarantees at one of the Company’s equity investments. CSX guarantees approximately $265 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines.
Off-Balance Sheet Arrangements
      There are no off-balance sheet arrangements that are reasonably likely to have an effect on the Company’s financial condition or results of operations.
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

Critical Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Significant estimates using management judgment are made for the following areas:

•	Casualty, Environmental and Legal Reserves

•	Pension and Postretirement Medical Plan Accounting

•	Depreciation Policies for Assets Under the Group-Life Method

•	Income Taxes
      These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis.
Casualty, Environmental, and Legal Reserves

Casualty Reserves
      Casualty reserves represent accruals for the uninsured portion of personal injury and occupational injury claims.

Personal Injury
      In 2003, CSX retained an independent actuarial firm to assist management in assessing the value of CSX’s personal injury portfolio. An analysis is performed by the independent actuarial firm semi-annually. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSX’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process. In conjunction with the change in estimate during the third quarter of 2003, the Company recorded a charge of $26 million for personal injury liabilities. Reserves for personal injury claims are $383 million and $355 million at December 31, 2004 and December 26, 2003, respectively.
      While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of CSX management that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Occupational
      Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents, and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

Asbestos
      The Company is party to a number of occupational claims by employees exposed to asbestos in the workplace. The heaviest exposure for CSX employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the early 1950’s and late 1960’s. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until it was substantially eliminated by 1985.

      Asbestos claim filings against the Company have been inconsistent. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. Claim filings increased and when they continued into 2003, the Company concluded that an estimate for incurred but not reported asbestos exposure liability needed to be recorded.
      In 2003, CSX engaged a third party, who has extensive experience in performing asbestos and other occupational studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated incurred but not reported asbestos claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which claim filings and claim values could be estimated with more certainty.
      The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of incurred but not reported claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, in September 2003 the Company recorded an undiscounted $141 million pre-tax charge for unasserted asbestos claims. Key elements of the assessment included the following:

•	Because CSX did not have detailed employment records in order to compute the population of potentially exposed employees, it computed an estimate using a ratio of Company employee data to national employment for select years during the period 1938-2001 using railroad industry historical census data.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age, and the duration and intensity of exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease, non-malignant, cancer and mesothelioma, was computed using the Company’s average historical claim filing rates for the 2001-2002 calibration period. (i.e. the years management felt were representative of future filing rates).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2001-2003.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2001-2003.
      From these assumptions CSX projected the incidence of each type of disease to the estimated population to arrive at an estimate of the total number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were deducted to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate CSX’s future liability for incurred but not reported asbestos claims.
      The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, CSX used a two-year calibration period during its initial assessment because the Company believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against CSX declines at a rate consistent with both mortality and age as there is a decreasing probability of filing claims as the population ages. CSX believes the average claim values by type of disease from the historical period 2001-2002 are most representative of future claim values. Non-malignant claims, which represent approximately 90% of the total number and 91% of the cost of estimated future asbestos claims, were valued by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant. A 10% increase or decrease in either the forecasted number of incurred but not reported claims or the average claim values would result in an approximate $14 million increase or decrease in the liability recorded for unasserted asbestos claims.
      In the fourth quarter of 2004, management updated their assessment of the unasserted liability exposure with the assistance of the third party specialists. In 2004, individual asbestos claims continued to be sporadic and proved to be submitted at a low rate for the year. In further review of the data, the bulk claims filed by the law firms appear to be filed against the Company every other year. As a result, management reassessed the calibration period to a 4-year average (2000-2004) to capture the most recent filing experience within the context of the bulk law firm filings.
      CSX will obtain semi-annual updates of the study. On a quarterly basis, CSX will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to our estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change. At December 31, 2004, the Company had recorded undiscounted liabilities of $212 million for asbestos-related claims. Of the amount recorded, $132 million is related to incurred but not reported claims while $80 million is related to asserted claims. As of December 26, 2003, the Company had recorded undiscounted liabilities of $246 for asbestos-related claims. Current liabilities include $37 million and $20 million of asbestos-related claims as of December 31, 2004 and December 26, 2003, respectively. Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

Other Occupational
      In the third quarter of 2003, the Company changed its estimate of occupational reserves to include an estimate of incurred but not reported claims for other occupational injuries as well as asbestos as noted above. The Company engaged a third party specialist to assist in projecting the number of other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis, the Company established reserves for the probable and reasonably estimable other occupational injury liabilities. In the third quarter of 2003, the Company recorded an undiscounted $65 million pre-tax charge for incurred but not reported other occupational claims for similar reasons as asbestos discussed above. Similar to the asbestos liability estimation process, the key elements of the assessment included the following:

•	An estimate of the potentially exposed population for other occupational diseases was calculated by projecting active versus retired work force from 2002 to 2010 using a growth rate projection for overall railroad employment made by the Railroad Retirement Board in its June 2003 report.

•	An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee was computed using the Company’s average historical claim filing rates for the calibration period 2002-2003 for all diseases except hearing loss. Because the filing rate for hearing loss claims has been decreasing since 1998, the latest year filing of 2003 was used. These calibration periods are the time periods which management felt were representative of future filing rates. An estimate was made to forecast future claims by using the filing rates by disease and the active and retired CSX population each year.

•	An estimate of the future anticipated settlement by type of injury was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during 2001-2003.

      At December 31, 2004, the Company had recorded undiscounted liabilities of $110 million for other occupational-related claims. Of the amount recorded, $56 million is related to incurred but not reported claims while $54 million is related to asserted claims. As of December 26, 2003, the Company had recorded undiscounted liabilities of $111 million for other occupational-related claims. Current liabilities include $18 million and $4 million at December 31, 2004 and December 26, 2003, respectively. Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for other occupational-related claims.
      The amounts recorded by CSX for the occupational liability were based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation in the United States, could cause the actual costs to be higher or lower than projected.

Environmental Reserves
      CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a potentially responsible party (“PRP”) at approximately 252 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Superfund statute (“Superfund”) or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal. Some of the proceedings involve property formerly or currently owned by CSXT or its railroad predecessors. Proceedings arising under Superfund or similar state statutes can involve numerous other companies who generated the waste or owned or operated the property and involve the allocation of liability for costs associated with site investigation and cleanup, which could be substantial.
      At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including:

•	the type of cleanup required,

•	the nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site),

•	the extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors),

•	the accuracy and strength of evidence connecting CSXT to the location, and

•	the number, connection, and financial viability of other named and unnamed PRP’s at the location.
      CSXT management estimates its environmental liabilities using guidance from Statement of Position 96-1, Environmental Remediation Liabilities. Each site is periodically evaluated and the liability is adjusted to the most recent estimates made by management. Based on this review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable, and (2) can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.
      The Company does not currently possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. Also, changes in federal and state laws and regulations may impact, favorably or unfavora-

bly, the effort required to remediate sites. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations and financial condition.

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
      The Company evaluates all exposures relating to legal liabilities twice quarterly and records and adjusts reserves when appropriate under the guidance noted above. The amount of a particular reserve may be influenced by factors that include official rulings, newly discovered or developed evidence, or changes in laws, regulations, and evidentiary standards.
Pension and Postretirement Medical Plan Accounting
      The Company sponsors defined benefit pension plans, principally for salaried, non-contract personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. In addition to the defined benefit pension plans, the Company sponsors one medical plan and one life insurance plan that provide benefits to full-time, salaried, non-contract employees hired prior to January  1, 2003, upon their retirement if certain eligibility requirements are met. The postretirement medical plans are contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.
      The accounting for these plans is subject to the guidance provided in SFAS No. 87, “Employers Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Both of these statements require that management make certain assumptions relating to the following:

•	Long-term rate of return of plan assets;

•	Discount rates used to measure future obligations and interest expense;

•	Salary scale inflation rates;

•	Health care cost trend rates; and

•	Other assumptions.
      These assumptions are determined as of the beginning of the year. As permitted by SFAS 87, the Company has elected to use a plan fiscal year of October 1 through September 30 to actuarially value its pension and postretirement plans as it provides for more timely analysis. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects as of the beginning of the plan year. The Company reviews the discount, salary scale inflation, and health care cost trend rates on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate. Since the Company negatively adjusted its expected long-term rate of return on assets in both 2004 and 2005, management does not anticipate revisiting this rate for the next 3 to 5 years to maintain consistency with market cycles.

Long-term Rate of Return on Plan Assets
      The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the fund and the rates of return expected to be available for reinvestment. The expected long-term rate of return on plan assets is used in conjunction with the market-related value of assets to compute the expected return on assets.
      The Company’s expected long-term average rate of return on assets considers the current and projected asset mix of the funds. Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting. However, recent overall market returns have caused CSX to reevaluate and reduce the rate used in calculating its liability at September 30, 2004, consequently increasing the amount of pension expense reported in future periods.

Discount Rates
      Discount rates affect the amount of liability recorded and the interest expense component of pension and postretirement expense. Assumed discount rates reflect the rates at which the pension benefits could be effectively settled. It is appropriate in estimating those rates to look to available information about rates implicit in current prices of annuity contracts that could be used to effect settlement of the obligation. In making those estimates, employers may also look to rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. Each year those rates are reevaluated to determine whether they reflect the best estimate of the current effective settlement rates. If interest rates generally decline or rise, the assumed discount rates will change.
      The Company derives its discount rates from composite yields of AA-rated bonds adjusted for estimated durations. The difference between the discount rate used for pension and that used for postretirement is due to the different time horizon of future payments. Consequently, management has minimal discretion with respect to the discount rates selected.

Salary Scale Inflation
      Salary scale inflation rates are based on current trends and historical data accumulated by the Company. The Company reviews recent merit increases and management incentive compensation payments over the past five years in assessment of salary scale inflation rates.

Health Care Cost Trend Rates
      Health care cost trend rates are based on recent plan experience and industry trends. The Company uses actuarial data to substantiate the inflation assumption for health care costs, representing increases in total plan costs, which include claims and administrative fee cost components. The current assumed health care cost trend rate is 11% and is expected to increase slightly before decreasing gradually until reaching 4.5% in 2013. No changes were deemed necessary to the health care costs trend rate for the years 2003 or 2004. Due to the increasing costs of providing health benefits, the Company expects to increase the inflation assumption for health care costs for 2005.

Other Assumptions
      The calculations made by the actuaries also include assumptions relating to mortality rates, turnover, and retirement age. These assumptions are based on historical data and are approved by management.

2005 Estimated Pension and Postretirement Expense
      As a result of changes in assumptions for fiscal year 2005, net periodic pension benefit cost and postretirement benefit costs for 2005 are expected to be approximately $47 million and $40 million, respectively. It is not likely that an event will occur in 2005 to cause the Company to adjust the discount rate or salary scale inflation rate in excess of 0.25%.

	Sensitivity Analysis

	Increase/
	(Decrease) in 2005
	Estimated Expense

	Pension	OPEB

	(Millions of dollars)
Discount Rate:
0.25% increase	$(4)	$—
0.25% decrease	4	—
Salary Increase:
0.25% increase	2	—
0.25% decrease	(2)	—
Health Care Cost Trend Rate:
1% increase	N/A	3
1% decrease	N/A	(5)

Medicare Prescription Drug, Improvement and Modernization Act of 2003
      The Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The Company believes that a portion of its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006. The reduction in the postretirement benefit obligation as a result of the Act was approximately $25 million. There was no immediate impact on net earnings as an unrecognized gain will be recorded. The effects of the Act are reflected in net postretirement benefit costs as the unrecognized gain is amortized, which began in the second quarter of 2004. Postretirement benefit costs were reduced by approximately $3 million in 2004 due to the Act. (See Note 18, Employee Benefit Plans.)
Depreciation Policies for Assets Under the Group-Life Method
      The Company accounts for its rail assets, including main-line track, locomotives and freight cars, using the group-life method. The group-life method pools similar assets by type and then depreciates each group as a whole. Under the group-life method, the service lives for each group of rail assets are determined by the performance of periodic life studies and management’s assumptions concerning the service lives of its properties. These studies are conducted by a third party expert, analyzed by the Company’s management and approved by the STB.
      Changes in asset lives due to the results of the life studies could significantly impact future periods’ depreciation expense and thus the Company’s results of operations. Events that could cause the Company to change its estimates relating to the lives of its asset groups could be changes in historical results, technological improvements, maintenance plans and changes in specific assets. The life studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study. Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study.
      Although recent experience with life studies has resulted in depreciation rate changes, these modifications have not significantly affected the Company’s annual depreciation expense. In 2003, the Company completed life studies for all of its rail, equipment and track assets, resulting in an increase in the average useful lives of equipment and track assets, while decreasing the average useful lives of many roadway assets. The combination of these adjustments increased depreciation expense by $1 million in 2003 with a decrease of approximately $13 million in 2004. Life studies for equipment assets are completed every three years, whereas road and track life studies are completed every six years as required by the STB.
      Assets depreciated under the group-life method comprise 95% of the Company’s total fixed assets and amounted to $19.3 billion on a net basis at December 31, 2004. The Company’s depreciation expense for the year ended December 31, 2004 amounted to $711 million. A one-percentage point increase (or decrease) in the average life of all group-life assets would result in a $7 million increase (or decrease) to the Company’s annual depreciation expense.
Income Taxes
      Management uses factors such as applicable law, current information and past experience with similar issues in computing its income tax expense. The Company has not materially changed its methodology for calculating income tax expense for the years presented. The Company does not anticipate any material change in the methodology or assumptions used in determining the Company’s income tax expense.
      The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1993. Federal income tax returns for 1994 through 2003 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed. While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year. The Company is party to a number of legal and administrative proceedings, the resolution of which could result in gain realization in amounts that could be material to results of operations in a particular fiscal quarter or fiscal year.
New Accounting Pronouncements and Change in Accounting Policy
      See Item 8. Financial Statements and Supplementary Data — Note 1 Nature of Operations and Significant Accounting Policies under the caption “New Accounting Pronouncements and Change in Accounting Policy.”
Other Matters

Matters Arising out of Sale of International Container-Shipping Assets
      See Item 8. Financial Statements and Supplementary Data — Note 19, Commitments and Contingencies, under the caption “Matters Arising out of Sale of International Container-Shipping Assets.”

Management Restructuring
      See Item 8. Financial Statements and Supplementary Data — Note 5, Management Restructuring.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      CSX addresses market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.
      The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. As of December 31, 2004, the Company had various interest rate swap agreements on $950 million of its fixed rate outstanding notes payable. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $10 million on an annual basis.
      During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of December 31, 2004, CSX had hedged approximately 48% and 9% of fuel purchases for 2005 and 2006, respectively. At December 31, 2004, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $4 million. The Company’s rail unit average annual fuel consumption is approximately 615 million gallons. A one-cent change in the price per gallon of fuel would affect fuel expense by approximately $5 million annually.
      The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.
      Exclusive of derivative contracts that swap fixed interest rate notes to floating interest rates, CSX had approximately $604 million of floating rate debt outstanding at December 31, 2004. A 1% variance in interest rates would on average affect annual interest expense by approximately $6 million.

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	44
CSX Corporation
Consolidated Financial Statements and Notes to Consolidated Financial Statements Submitted Herewith:
Consolidated Income Statements for Fiscal Years Ended:	46
• December 31, 2004
• December 26, 2003
• December 27, 2002
Consolidated Balance Sheets as of:	47
• December 31, 2004
• December 26, 2003
Consolidated Cash Flow Statements for Fiscal Years Ended:	48
• December 31, 2004
• December 26, 2003
• December 27, 2002
Consolidated Statements of Changes in Shareholders’ Equity for Fiscal Years Ended:	49
• December 31, 2004
• December 26, 2003
• December 27, 2002
Notes to Consolidated Financial Statements	50

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of CSX Corporation
      We have audited the accompanying consolidated balance sheets of CSX Corporation and subsidiaries as of December 31, 2004 and December 26, 2003, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 31, 2004 and December 26, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of calculating earnings per share, in 2003 the Company changed its method of accounting for railroad tie removal costs and stock-based compensation, and in 2002 the Company changed its method of accounting for indefinite lived intangible assets.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSX Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Independent Certified Public Accountants
Jacksonville, Florida
March 2, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of CSX Corporation
      We have audited management’s assessment, included in the accompanying Report of Management on CSX Corporation’s Internal Control Over Financial Reporting appearing under Item 9A, that CSX Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that CSX Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of CSX Corporation and our report dated March 2, 2005, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP Independent Certified Public Accountants
Jacksonville, Florida
March 2, 2005

CSX CORPORATION
CONSOLIDATED INCOME STATEMENTS

	For Fiscal Years Ended

	Dec. 31,	Dec. 26,	Dec. 27,
	2004	2003	2002

	(Dollars in millions, except per share
	amounts)
Operating Income
Operating Revenue	$8,020	$7,566	$7,916
Operating Expense	7,020	7,046	6,897

Operating Income	1,000	520	1,019
Other Income and Expense
Other Income	72	93	78
Interest Expense	435	418	445

Earnings
Earnings before Income Taxes	637	195	652
Income Tax Expense	219	58	242

Earnings from Continuing Operations	418	137	410
Discontinued Operations — Net of Tax	(79)	52	57
Cumulative Effect of Accounting Change — Net of Tax	—	57	(43)

Net Earnings	$339	$246	$424

Per Common Share
Earnings Per Share:
From Continuing Operations	$1.95	$0.64	$1.93
Discontinued Operations	(0.37)	0.24	0.27
Cumulative Effect of Accounting Change	—	0.26	(0.20)

Net Earnings	$1.58	$1.14	$2.00

Earnings Per Share, Assuming Dilution:
From Continuing Operations	$1.87	$0.63	$1.85
Discontinued Operations	(0.35)	0.23	0.25
Cumulative Effect of Accounting Change	—	0.25	(0.19)

Net Earnings	$1.52	$1.11	$1.91

Average Common Shares Outstanding (Thousands)	214,796	213,964	212,729

Average Common Shares Outstanding, Assuming Dilution (Thousands)	225,030	224,328	223,511

Cash Dividends Paid Per Common Share	$0.40	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
CONSOLIDATED BALANCE SHEETS

	Dec. 31,	Dec. 26,
	2004	2003

	(Dollars in millions)
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$859	$368
Accounts Receivable — Net	1,143	1,115
Materials and Supplies	165	168
Deferred Income Taxes	20	136
Other Current Assets	157	64
International Terminals Assets Held for Sale	643	446

Total Current Assets	2,987	2,297
Properties	25,852	19,087
Accumulated Depreciation	(5,907)	(5,453)

Properties — Net	19,945	13,634
Investment in Conrail	574	4,678
Affiliates and Other Companies	296	225
Other Long-term Assets	779	926

Total Assets	$24,581	$21,760

LIABILITIES
Current Liabilities:
Accounts Payable	$879	$821
Labor and Fringe Benefits Payable	371	388
Casualty, Environmental and Other Reserves	312	280
Current Maturities of Long-term Debt	983	426
Short-term Debt	101	2
Income and Other Taxes Payable	170	114
Other Current Liabilities	115	144
International Terminals Liabilities Held for Sale	386	199

Total Current Liabilities	3,317	2,374
Casualty, Environmental and Other Reserves	735	836
Long-term Debt	6,234	6,886
Deferred Income Taxes	5,979	3,707
Other Long-term Liabilities	1,505	1,509

Total Liabilities	17,770	15,312

Shareholders’ Equity:
Common Stock, $1 Par Value	216	215
Other Capital	1,605	1,579
Retained Earnings	5,210	4,957
Accumulated Other Comprehensive Loss	(220)	(303)

Total Shareholders’ Equity	6,811	6,448

Total Liabilities and Shareholders’ Equity	$24,581	$21,760

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS

	Fiscal Years Ended

	Dec. 31,	Dec. 26,	Dec. 27,
	2004	2003	2002

	(Dollars in millions)
Operating Activities
Net Earnings	$339	$246	$424
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	730	643	649
Deferred Income Taxes	240	119	172
Cumulative Effect of Accounting Change — Net of Tax	—	(57)	43
Additional Loss on Sale	—	108	—
Provision for Casualty Reserves	—	232	—
Restructuring Charge	77	22	—
Net Gain on Conrail spin-off — after tax	(16)	—	—
Other Operating Activities	(97)	(108)	(108)
Changes in Operating Assets and Liabilities:
Termination of Sale of Accounts Receivable	—	(380)	—
Accounts Receivable	(3)	19	30
Other Current Assets	29	40	23
Accounts Payable	(2)	49	(83)
Other Current Liabilities	149	(129)	(23)

Net Cash Provided by Operating Activities	1,446	804	1,127

Investing Activities
Property Additions	(1,030)	(1,059)	(1,080)
Net Proceeds from Divestitures	55	226	—
Short-term Investments — Net	(247)	69	350
Other Investing Activities	(18)	(43)	(45)

Net Cash Used in Investing Activities	(1,240)	(807)	(775)

Financing Activities
Short-term Debt — Net	99	(141)	140
Long-term Debt Issued	401	919	748
Long-term Debt Repaid	(434)	(500)	(1,159)
Dividends Paid	(86)	(86)	(86)
Other Financing Activities	40	(20)	(5)

Net Cash Provided by (Used In) Financing Activities	20	172	(362)

Net Increase (Decrease) in Cash and Cash Equivalents	226	169	(10)
Cash, Cash Equivalents and Short-term Investments
Cash and Cash Equivalents at Beginning of Period	296	127	137

Cash and Cash Equivalents at End of Period	522	296	127
Short-term Investments at End of Period	337	72	137

Cash, Cash Equivalents and Short-term Investments at End of Period	$859	$368	$264

Supplemental Cash Flow Information
Interest Paid — Net of Amounts Capitalized	$425	$415	$448
Income Taxes Paid	$35	$134	$44

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common				Accumulated
	Shares				Other
	Outstanding	Common	Other	Retained	Comprehensive
	(Thousands)	Stock	Capital	Earnings	Loss	Total

	(Dollars in millions)
Balance December 28, 2001	213,688	$214	$1,492	$4,459	$(45)	$6,120
Comprehensive Earnings:
Net Earnings	—	—	—	424	—	424
Other Comprehensive Income (See Note 14)	—	—	—	—	(273)	(273)

Comprehensive Earnings						151

Dividends	—	—	—	(86)	—	(86)
Common Stock Issued — Net	999	1	55	—	—	56

Balance December 27, 2002	214,687	215	1,547	4,797	(318)	6,241
Comprehensive Earnings:
Net Earnings	—	—	—	246	—	246
Other Comprehensive Income (See Note 14)	—	—	—	—	15	15

Comprehensive Earnings						261

Dividends	—	—	—	(86)	—	(86)
Common Stock Issued — Net	384	—	32	—	—	32

Balance December 26, 2003	215,071	215	1,579	4,957	(303)	6,448
Comprehensive Earnings:
Net Earnings	—	—	—	339	—	339
Other Comprehensive Income (See Note 14)	—	—	—	—	83	83

Comprehensive Earnings						422

Dividends	—	—	—	(86)	—	(86)
Common Stock Issued — Net	458	1	26	—	—	27

Balance December 31, 2004	215,529	$216	$1,605	$5,210	$(220)	$6,811

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies

Basis of Presentation
      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX and subsidiaries at December 31, 2004 and December 26, 2003, the Consolidated Income Statements, Cash Flows and Changes in Shareholders’ Equity for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2004 presentation.

Nature of Operations
      CSX is a freight transportation company with principal business units providing rail transportation and intermodal services. The Company’s international terminals business is reported as Discontinued Operations for all periods presented.

•	Rail transportation services are provided principally throughout the Eastern United States and accounted for 83% of the Company’s 2004 operating revenue.

•	Intermodal services are provided through a dedicated network of terminals and facilities across North America and accounted for 17% of operating revenue in 2004.
      Rail shipments include merchandise, automotive products and coal, coke and iron ore. Service groups as a percent of rail revenue are as follows:

	Fiscal Years
	Ended

	2004	2003

Merchandise	60%	60%
Automotive	12%	14%
Coal, Coke and Iron Ore	27%	26%
Other	1%	0%

Total	100%	100%

      Merchandise traffic includes the following markets:

•	Phosphates and Fertilizer

•	Metals

•	Forest Products

•	Food and Consumer

•	Agricultural Products

•	Chemicals

•	Emerging Markets
      Coal shipments originate mainly from mining locations in the Eastern United States and primarily supply domestic utility and export markets.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Principles of Consolidation
      The consolidated financial statements include CSX and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at cost (if less than 20% owned and the Company has no significant influence) or equity (if the Company has significant influence).

Fiscal Year
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of 53 weeks. Fiscal years 2003 and 2002 consisted of 52 weeks. Fiscal years 2004, 2003 and 2002 ended on:

•	December 31, 2004

•	December 26, 2003

•	December 27, 2002

Cash, Cash Equivalents and Short-term Investments
      On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a maturity of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value. Investments which the Company considers to be highly liquid are classified as Cash Equivalents. Investments in instruments with maturities less than one year are classified as Short Term Investments.

Materials and Supplies
      Materials and supplies consist primarily of fuel and items for replacement and maintenance of track and equipment, and are carried at average cost.

Properties
      All properties are stated at cost less an allowance for accumulated depreciation. Rail assets, including main-line track, locomotives and freight cars are depreciated using the group-life method, which pools similar assets by road and equipment type and then depreciates each group as a whole. The majority of non-rail property is depreciated using the straight-line method on a per asset basis.
      Regulations enforced by the STB of the U.S. Department of Transportation require periodic formal studies of ultimate service lives for all railroad assets. Factors taken into account during the life study include:

•	Statistical analysis of historical retirements for each group of property;

•	Evaluation of current operations;

•	Evaluation of technological advances and maintenance schedules;

•	Previous assessment of the condition of the assets and outlook for their continued use;

•	Expected net salvage expected to be received upon retirement; and

•	Comparison of assets to the same asset groups with other companies.
      The results of the life study process determine the service lives for each asset group under the group-life method. These studies are conducted by a third party expert and analyzed by the Company’s management. Resulting service life estimates are subject to review and approval by the

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
STB. Road assets, including main-line track, have estimated service lives ranging from 5 years for system roadway machinery to 80 years for grading. Equipment assets, including locomotives and freight cars, have estimated service lives ranging from 6 years for vehicles to 35 years for work equipment.
      Changes in asset lives due to the results of the life studies are applied at the completion of the life study and continue until the next required life study. The life studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study. Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study.
      For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized. For retirements or disposals of non-rail depreciable assets, infrequent disposal of rail assets outside the normal course of business and all dispositions of land, the resulting gains or losses are recognized at the time of disposal. Expenditures that significantly increase asset values or extend useful lives are capitalized. Repair and maintenance expenditures are charged to operating expense when the work is performed.
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

Revenue and Expense Recognition
      The Company recognizes revenue using Free-On-Board (“FOB”) Origin pursuant to Emerging Issues Task Force (“EITF”) 1991-9 Revenue and Expense Recognition for Freight Services in Process. The Company uses method (5) in the EITF, which provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period. Expenses are recognized as incurred.
      Four key estimates are included in the recognition and measurement of revenue and related accounts receivable under the policies described above:

(1) unbilled revenue on shipments that have been delivered;

(2) revenue associated with shipments in transit;

(3) future adjustments to revenue or accounts receivable for billing corrections and bad debts; and

(4) future adjustments to revenue for overcharge claims filed by customers.
      The Company regularly updates the estimates described above based on historical experience.
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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation
      The Company adopted the fair-value-based method of accounting for share-based payments effective fiscal year 2003 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” and accordingly, expense of $11 million and $5 million was recognized in fiscal years ended December 31, 2004, and December 26, 2003, respectively, for stock options granted in May 2003. Stock compensation expense for the fiscal year ended December 31, 2004 includes $5 million recorded in conjunction with the Company’s management restructuring (see Note 5, Management Restructuring), related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees. In addition to stock option expense, stock-based employee compensation expense included in reported net income consists of restricted stock awards and stock issued to directors for all period presented.
      The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions, except per share amounts)
Net Earnings — As Reported	$339	$246	$424
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income — Net of Tax	9	3	4
Deduct: Total Stock-Based Employee Compensation Expense Determined under the Fair Value Based Method for all Awards — Net of Tax	(31)	(34)	(29)

Pro Forma Net Earnings	$317	$215	$399
Interest Expense on Convertible Debt — Net of Tax	4	4	3

Pro Forma Net Earnings, If-Converted	$321	$219	$402

Earnings Per Share:
Basic — As Reported	$1.58	$1.14	$2.00
Basic — Pro Forma	$1.48	$1.00	$1.88
Diluted — As Reported	$1.52	$1.11	$1.91
Diluted — Pro Forma	$1.42	$0.98	$1.80
      As discussed in “New Accounting Pronouncements and Change in Accounting Policy” below, the Company will comply with SFAS 123®, “Share-Based Payment”, effective July 1, 2005.

Comprehensive Earnings
      CSX reports comprehensive earnings (loss) in accordance with SFAS 130, “Reporting Comprehensive Income,” in the Consolidated Statement of Changes in Shareholders’ Equity. Comprehensive earnings are defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e. issuance of equity securities and dividends). Accumulated Other Comprehensive Loss at December 31, 2004 and

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 26, 2003 consists primarily of minimum pension liabilities and the fair value of fuel hedging contracts. (See Note 14, Shareholders Equity.)

Derivative Financial Instruments
      The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheet and measures those instruments at fair value. (See Note 13, Derivative Financial Instruments.)

New Accounting Pronouncements and Change in Accounting Policy
      In September 2004, the EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The EITF states that contingently convertible debt instruments are subject to the “if-converted” method under SFAS 128, Earnings Per Share, regardless of fulfillment of any of the contingent features included in the instrument. This consensus is effective for periods ending after December 15, 2004 and the consensus must be applied by restating all periods during which the instrument was outstanding.
      Effective for the fourth quarter of 2004, CSX is required to include approximately 10 million shares underlying its convertible debt instrument using the “if-converted” method in the computation of earnings per share, assuming dilution. The dilutive impact for all periods is approximately 2%-5%.
      SFAS 143, “Accounting for Asset Retirement Obligations” was issued in 2001. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. As noted above, with the adoption of SFAS 143 in fiscal year 2003, CSX recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million as a result of the adoption of SFAS 143.
      SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and adopted the disclosure requirements of SFAS 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS 123.” In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes-Merton valuation method and, accordingly, are expensed. (See Note  16, Stock Plans.)
      On December 16, 2004, the FASB issued SFAS 123®, “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123® on July 1, 2005. Because SFAS 123® must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123®. However, had CSX adopted SFAS 123® in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123® also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact of SFAS 123® on its consolidated financial statements, but is not yet in a position to determine the impact of the revised standard. However, the effect could be material.
      In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46 was issued, to clarify some of the provisions of, and to exempt certain entities from, Interpretation 46 requirements. Under the rules of the new guidance, CSX consolidated FRT, a shortline railroad, into its financial statements at the beginning of fiscal year 2004. The adoption of Interpretation No. 46 will not have a material impact on results of operations in future reporting periods. Previously, FRT was accounted for under the equity method of accounting. Other income includes net equity earnings for FRT for the year ended December 26, 2003. The following table indicates the impact of consolidating FRT in 2004 compared to equity method accounting in 2003.

	Years Ended

	December 31,	December 26,
	2004	2003

	(Dollars in millions)
Revenues	$63	$—
Operating Expense	35	—
Net Equity Earnings	—	4
Net Income	6	—
Current Assets	32	—
Long-term Assets	146	44
Current Liabilities	26	—
Long-term Liabilities	$101	$—
      In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This statement requires that certain guarantees be recorded at fair value on the Consolidated Balance Sheet and additional disclosures be made about guarantees. CSX did not realize a financial statement impact with the adoption of the accounting provisions of this statement in fiscal year 2003 and does not anticipate a future impact. (See Note 19, Commitments and Contingencies.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2001, SFAS 142, “Goodwill and Other Intangible Assets”, was issued. Under the provisions of SFAS 142, goodwill and other indefinite lived intangible assets are no longer amortized, but are reviewed for impairment on a periodic basis. The Company adopted this standard for fiscal 2002, and incurred a pretax charge of $83 million, $43 million after tax, and minority interest as a cumulative effect of an accounting change, which represents the difference between book value and the fair value of indefinite lived intangible assets. These indefinite lived intangible assets are permits and licenses that the Company holds relating to a proposed pipeline to transfer natural gas from Alaska’s North Slope to the port in Valdez, Alaska. The fair value was determined using a discount method of projected future cash flows relating to these assets. The carrying value of these assets is now approximately $3 million. The adoption of SFAS 142 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. The Company does not have any other significant indefinite lived intangible assets.
      In 2002, SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued. This statement requires that long-lived assets to be disposed of by sale are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. In addition, this statement modifies the reporting requirements for discontinued operations. Long-lived assets, whether to be held for disposition or held and used, should be measured at the lower of its carrying amount or fair value less cost to dispose. The Company applied the provisions of this statement relating to the accounting for the conveyance of its wholly-owned subsidiary, CSX Lines, to a third party in 2003 (See Note 3, Divestitures.)

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:

1. Casualty, legal and environmental reserves;

2. Pension and postretirement medical plan accounting;

3. Depreciation polices for its assets under the group-life method; and

4. Income taxes.

NOTE 2.	Investment In and Integrated Rail Operations with Conrail
      As previously reported, in June 2003 CSX, Norfolk Southern Corporation (“NS”), and Conrail Inc. (“Conrail”) jointly filed a petition with the STB to establish direct ownership and control by CSX’s and NS’ respective subsidiaries, CSXT and Norfolk Southern Railway Company (“NSR”), of CSX’s and NS’ portions of the Conrail system already operated by them separately and independently under various agreements. These portions of the Conrail system were owned by Conrail’s subsidiaries, New York Central Lines, LLC (“NYC”) and Pennsylvania Lines, LLC (“PRR”). In August 2004, the following events occurred: (i) the ownership of NYC and PRR was transferred (“spun off”) to CSXT and NSR, respectively, and (ii) the parties consummated an exchange offer of new unsecured securities of subsidiaries of CSXT and NSR for unsecured securities of Conrail. The exchange offer was the final stage in the restructuring of Conrail’s unsecured indebtedness as described in the parties’ joint petition filed with the STB.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      CSXT and NSR offered unsecured debt securities of newly formed subsidiaries in an approximate 42%/58% ratio in exchange for Conrail’s unsecured debentures. The debt securities issued by each respective subsidiary were fully and unconditionally guaranteed by CSXT and NSR. Upon completion of the transaction, the subsidiaries merged into CSXT and NSR, respectively, and the new debt securities thus became direct unsecured obligations of CSXT and NSR. Conrail’s secured debt and lease obligations are supported by new leases and subleases which became the direct lease and sublease obligations, also in an approximate 42%/58% ratio, of CSXT and NSR.
      Prior to the transaction, CSX’s and NS’ indirect ownership interest in NYC and PRR mirrored their ownership interest in Conrail (42% for CSX and 58% for NS). As a result of the transaction, CSX obtained direct ownership of NYC and NS obtained direct ownership PRR. Thus, CSX in effect received NS’ 58% indirect ownership in NYC and NS in effect received CSX’s 42% indirect ownership of PRR. The receipt of the interest not already indirectly owned by CSX was accounted for at fair value. The receipt of the NYC interest already indirectly owned by CSX was accounted for using CSX’s basis in amounts already included within CSX’s investment in Conrail. At the conclusion of the transaction, NYC was merged into CSXT and PRR was merged into NSR.
      As a result of the transaction, the Company recognized a net gain of $16 million, after tax, which is included in other income.
      The Company recorded this transaction at fair value based on the results of an independent valuation. The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of the spin-off and at the end of the prior year and its effects on the Company’s Consolidated Balance Sheets as of September 24, 2004. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements:

Dollars in millions

Current Assets	$7
Properties — Net	6,018
Investment in Conrail	(4,130)
Other Long-term Assets	136

Total Assets	$2,031

Current Liabilities	$7
Long-term Liabilities	15
Long-term Debt	(93)
Deferred Taxes	2,086
Retained Earnings	16

Total Liabilities and Retained Earnings	$2,031

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the estimated fair value of the acquired assets and liabilities assumed at the date of the spin-off and at the end of the prior year and its effects on the Company’s Consolidated Balance Sheets as of December 26, 2003.

			Pro Forma Spin-
			Off Effects
	Reported		December 26,
	December 26,	Effects of	2003
	2003	Spin-Off	(Unaudited)

	(Dollars in millions)
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$368	$—	$368
Accounts Receivable — Net	1,115	—	1,115
Materials and Supplies	168	—	168
Deferred Income Taxes	136	—	136
Other Current Assets	64	7	71
International Terminals Assets Held for Sale	446	—	446

Total Current Assets	2,297	7	2,304
Properties — Net	13,634	6,151	19,785
Investment in Conrail	4,678	(4,185)	493
Affiliates and Other Companies	225	—	225
Other Long-term Assets	926	136	1,062

Total Assets	$21,760	$2,109	$23,869

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$821	—	821
Labor and Fringe Benefits Payable	388	—	388
Casualty, Environmental and Other Reserves	280	—	280
Current Maturities of Long-term Debt	426	—	426
Short-term Debt	2	—	2
Income and Other Taxes Payable	114	—	114
Other Current Liabilities	144	7	151
International Terminals Liabilities Held for Sale	199	—	199

Total Current Liabilities	2,374	7	2,381
Casualty, Environmental and Other Reserves	836	6	842
Long-term Debt	6,886	(55)	6,831
Deferred Income Taxes	3,707	2,142	5,849
Other Long-term Liabilities	1,509	9	1,518

Total Liabilities	15,312	2,109	17,421

Shareholders’ Equity:
Common Stock, $1 Par Value	215	—	215
Authorized 300,000,000 Shares
Issued and Outstanding 214,829,471 Shares
Other Capital	1,579	—	1,579
Retained Earnings	4,957	—	4,957
Accumulated Other Comprehensive Loss	(303)	—	(303)

Total Shareholders’ Equity	6,448	—	6,448

Total Liabilities and Shareholders’ Equity	$21,760	$2,109	$23,869

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the pro forma effect on the Consolidated Income Statements as if the spin-off transaction had been completed as of the beginning of the periods.

	Year Ended December 31, 2004			Year Ended December 26, 2003

	As	Effect of	Unaudited	As	Effect of	Unaudited
	Reported	Spin-Off	Pro Forma	Reported	Spin-Off	Pro Forma

	(Dollars in millions, except per share amounts)
Operating Revenue	$8,020	$—	$8,020	$7,566	$—	$7,566
Earnings from Continuing Operations	418	21	439	137	24	161
Discontinued Operations	(79)	—	(79)	52	—	52
Cumulative Effect of Accounting Change — Net of Tax	—	—	—	57	—	57

Net Earnings	339	21	360	246	24	270

Earnings Per Share, Assuming Dilution:
From Continuing Operations	1.87	0.09	1.96	0.63	0.11	0.74
Discontinued Operations	(0.35)	—	(0.35)	0.23	—	0.23
Cumulative Effect of Accounting Change	—	—	—	0.25	—	0.25

Net Earnings	$1.52	$0.09	$1.61	$1.11	0.11	$1.22

      Since September of 2004, the impact of the transaction has been included in the Company’s Consolidated Income Statement.
      As a result of the spin-off transaction, CSX’s investment in Conrail no longer includes the amounts related to NYC and PRR. Instead the assets and liabilities of NYC are reflected in their respective line items in CSX’s Consolidated Balance Sheet. As previously reported, Conrail will continue to own, manage, and operate the Shared Assets Areas. However, this transaction effectively decreased rents paid to Conrail after the transaction date, as some assets previously leased from Conrail are now owned by CSXT.
Accounting and Financial Reporting Effects
      Prior to the spin-off transaction, CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5. CSX’s 42% share of Conrail’s income before the cumulative effect of accounting change recognized under the equity method of accounting.

Detail of Conrail Rents, Fees and Services

	Fiscal Year Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Rents, Fees and Services	$280	$357	$346
Purchase Price Amortization and Other	35	54	52
Equity in Income of Conrail	(59)	(69)	(76)

Total Conrail	$256	$342	$322

Conrail Financial Information
      Summary financial information for Conrail is as follows:

	Fiscal Years Ended

	December 31,	December 31,	December 31,
	2004	2003	2002

	(Dollars in millions)
Income Statement Information:
Revenues	$352	$316	$305
Expenses	370	352	321

Operating Income	$(18)	$(36)	$(16)

Income from Continuing Operations	22	10	34
Income from Discontinued Operations, Net of tax	119	191	146
Cumulative Effect of Accounting Change, Net of tax	(1)	2	—

Net Income	$140	$203	$180

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Discontinued Operations include the results of operations of NYC and PRR prior to the spin-off transaction.

	Fiscal Years Ended

	December 31,	December 31,
	2004	2003

	(Dollars in millions)
Balance Sheet Information:
Current Assets	$340	$186
Assets of Discontinued Operations	—	7,176
Property and Equipment and Other Assets	1,080	952

Total Assets	$1,420	$8,314

Current Liabilities	$247	$260
Long-term Debt	266	288
Liabilities of Discontinued Operations	—	2,751
Other Long-term Liabilities	545	561

Total Liabilities	1,058	3,860
Stockholders’ Equity	362	4,454

Total Liabilities and Stockholders’ Equity	$1,420	$8,314

      The decrease in Conrail’s Total Assets, Total Liabilities and Stockholders’ Equity was the result of the spin-off transaction.
Transactions with Conrail
      As listed below, CSX has amounts payable to Conrail representing expenses incurred under the operating, equipment and shared area agreements with Conrail.

	Fiscal Years Ended

	December 31,	December 26,
	2004	2003

	(Dollars in millions)
CSX Payable to Conrail	$59	$71
Conrail Advances to CSX	$—	$515
Interest Rates on Conrail Advances to CSX	N/A	1.66%

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Interest Expense Related to Conrail Advances	$17	$7	$8
      The agreement under which CSXT operated its allocated portion of the Conrail route system was terminated upon consummation of the spin-off transaction as CSXT then became the direct owner of its allocated portion of the Conrail system. Agreements for subleasing Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the equipment under these agreements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On December 31, 2004, future minimum payments to Conrail under the operating, equipment and shared area agreements were as follows:

Future Minimum Payments

(Dollars in millions)
2005	$21
2006	19
2007	19
2008	16
2009	13
Thereafter	26

Total	$114

NOTE 3.	Divestitures
      In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with The Carlyle Group for approximately $300 million (gross cash proceeds of approximately $240 million, $214 million net of transaction costs, and $60 million of securities). CSX Lines was subsequently renamed Horizon. Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $265 million of leases under which CSX or one of its affiliates will remain a lessee/ sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction is being recognized over the 12-year sub-lease term. The securities contained a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon. The investing section of the Consolidated Statement of Cash Flows includes proceeds from divestiture of $226 million and $3 million of interest on investment is included in net earnings.
      In July 2004, Horizon was acquired by an unrelated third party, and CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest, and a performance payment of $7 million, which will also be recognized over the 12-year sub-lease term. The investing section of the Consolidated Statement of Cash Flows includes proceeds from divestiture of $55 million and $4 million of interest on investment is included in net earnings. However, CSX and one of its affiliates will continue to remain a lessee/ sublessor or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 19. Commitments and Contingencies.)

NOTE 4.	Discontinued Operations
      On February 22, 2005 CSX sold its International Terminals business through the sale of all of the issued and outstanding shares of capital stock of SL Service, Inc. (“SLSI”), and all of its interest in Orange Blossom Investment Company, Ltd. to Dubai Ports International FZE (“DPI”) for closing cash consideration of $1.142 billion, subject to final working capital and long-term debt adjustments. As a result of the sale CSX will recognize a pretax gain in the first quarter of 2005 and expects to tender substantial tax payments triggered by the transaction beginning in the second quarter of 2005. Of the gross proceeds, approximately $115 million is allocated for the purchase of a minority interest in an International Terminals’ subsidiary, acquired in the first quarter of 2005 and divested as part of the sale to DPI. Approximately $100 million was paid for this interest subsequent to December 31, 2004, with the final payment expected in the first quarter of 2005. The Company is

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
considering options regarding the use of net cash proceeds including reduction of debt and other corporate purposes.
      SLSI also holds certain residual assets and liabilities as a result of prior divestitures and discontinuances. A wholly-owned subsidiary of CSX retains the rights to those assets and indemnifies DPI, SLSI and related entities against those liabilities pursuant to a separate agreement. CSX guarantees the obligations of its subsidiary under this separate agreement.
      Consequently, the results of operations and financial position of the Company’s International Terminals business are reported as Discontinued Operations for all periods presented.

	Fiscal Years Ended

	December 31,	December 26,
	2004	2003

	(Dollars in millions)
Balance Sheet Information:
Accounts Receivable — Net	$25	$48
Other Current Assets	3	4
Properties — Net	87	96
Affiliates and Other Companies	523	290
Other Long-term Assets	5	8

International Terminals Assets Held for Sale	$643	$446

Current Liabilities	$26	$35
Short-term Debt	203	—
Long-term Deferred Income Taxes	16	45
Other Long-term Liabilities	141	119

International Terminals Liabilities Held for Sale	$386	$199

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Income Statement Information:
Revenues	$167	$227	$236
Expenses	122	121	128

Operating Income	$45	$106	$108
Other Income (Expense)	(20)	(36)	(37)
Earnings Before Income Taxes	25	70	71
Income Tax Expense	7	18	14

Net Income	$18	$52	$57

      In 2004, Discontinued Operations on the Consolidated Income Statement includes International Terminals’ net earnings of $18 million as well as additional tax expense of $97 million related to undistributed foreign earnings.
      Discontinued Operations includes International Terminals restructuring initiatives of $6 million for the fiscal year ended December 31, 2004, in an effort to maintain and improve productivity standards in light of current business conditions. International Terminals recorded no such charges in 2003. The restructuring initiatives have reduced the international terminals workforce by 183 positions, as of December 31, 2004.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In December 2004, prior to the completion of this transaction, International Terminals raised its stake in Asia Container Terminals Ltd, funded by a loan from DPI of $203 million, which is included in International Terminals Liabilities Held for Sale in the Consolidated Balance Sheet.

NOTE 5.	Management Restructuring
      Surface Transportation incurred restructuring charges related to the November 2003 management restructuring plan to streamline the structure, eliminate organizational layers and realign certain functions. For the fiscal year ended December 31, 2004, the Company recorded expense of $71 million for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses. Surface Transportation recorded an initial pretax charge related to this reduction of $34 million in 2003. The restructuring initiatives have reduced the non-contract Surface Transportation workforce by 863 positions, as of December 31, 2004.
      The total cost of the program through the fiscal year December 31, 2004 is $105 million for Surface Transportation. The majority of separation benefits will be paid from CSX’s qualified pension plan, with the remainder being paid from general corporate funds. See the table below for a rollforward of significant components of the restructuring charge.

	Balance			Balance
	December 26,	2004		December 31,
	2003	Expense	Payments(a)	2004

	(Dollars in millions)
Pension and Postretirement Separation Expense	$30	$35	$(64)	$1
Other Related Costs	4	7	(11)	—

Restructuring Total	$34	$42	$(75)	$1

Pension and Postretirement Curtailment Charges		24
Stock Compensation Expense(b)		5

Total 2004 Expense		$71

(a)	Includes payments from the qualified pension plan and general corporate funds.

(b)	Related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees.
      In 2003, the Company recorded a $22 million pretax credit related to a favorable change in estimate related to railroad retirement taxes and other benefits included in the 1991 and 1992 separation plans. These plans provided for workforce reductions, improvements in productivity and other cost reductions.
      Also in 2003, the Company recorded a $10 million restructuring charge related to another workforce reduction program, substantially all of which had been paid out at December 26, 2003.
      A net $22 million restructuring charge was recorded representing the cost of the restructuring initiatives offset by reductions in 1991/1992 separation reserves. The associated expense is included in operating expense as “Restructuring Charge — Net.” (See Note 6, Operating Expense.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 6.	Operating Expense
      Operating expense consists of the following:

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Labor and Fringe	$2,779	$2,689	$2,829
Materials, Supplies and Other	1,709	1,586	1,647
Conrail Rents, Fees and Services	256	342	322
Building and Equipment Rent	553	558	592
Inland Transportation	293	314	363
Depreciation	711	620	629
Fuel	656	581	515
Miscellaneous	(8)	(6)	—
Provision for Casualty Claims	—	232	—
Additional Loss on Sale	—	108	—
Restructuring Charge — Net	71	22	—

Total	$7,020	$7,046	$6,897

S, G & A Expenses Included in Above Categories	557	549	525

      Operating expenses include amounts from the Company’s domestic container-shipping subsidiary, CSX Lines, through February of 2003, when most of CSX’s interest in the entity was conveyed to a new venture. (See Note 3. Divestitures.)

NOTE 7.	Other Income
      Other income consists of the following:

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Interest Income	$21	$21	$27
Income from Real Estate and Resort Operations	47	95	108
Discounts on Sales of Accounts Receivable	—	(10)	(26)
Net Gain on Conrail Spin-off, after tax	16	—	—
Minority Interest	(16)	(6)	(3)
Miscellaneous	4	(7)	(28)

Total	$72	$93	$78

Gross Revenue from Real Estate and Resort
Operations Included in Other Income	$217	$274	$261

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 8.	Income Taxes
      Earnings from Continuing Operations before Income Taxes of $637 million, $195 million, and $652 million for fiscal years 2004, 2003, and 2002, respectively represent earnings from domestic operations.
      The significant components of deferred tax assets and liabilities include:

	December 31, 2004		December 26, 2003

	Assets	Liabilities	Assets	Liabilities

	(Dollars in millions)
Productivity/ Restructuring Charges	$73		$79	—
Employee Benefit Plans	358		336	—
Accelerated Depreciation	—	6,505	—	4,047
Other	1,011	948	917	901

Total	$1,442	$7,453	$1,332	$4,948

Net Deferred Tax Liabilities		$6,011		$3,616

      The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense;

•	Consolidation of FRT (See Note 1. Nature of Operations and Significant Accounting Policies.);

•	Conrail Spin-off transaction (See Note 2. Investment In and Integrated Rail Operations with Conrail.);

•	Minimum pension liability

•	Fuel hedging adjustments to Accumulated Other Comprehensive Loss
      In conjunction with the sale of all the issued and outstanding stock of SL Service, Inc., the Company accrued $97 million of deferred U.S. income tax liability related to undistributed foreign earnings of its foreign subsidiaries that are no longer considered indefinitely invested in offshore operations. This U.S. income tax expense is reflected as a component of Discontinued Operations — Net of Tax on the 2004 Consolidated Income Statement.
      Included in the net deferred tax liabilities above are $16 million and $45 million of deferred taxes included in International Terminals Liabilities Held for Sale in the Consolidated Balance Sheets as of December 31, 2004 and December 26, 2003. (See Note 4. Discontinued Operations.)
      At December 26, 2003 and December 27, 2002, the Company had not recorded domestic deferred or additional foreign income taxes related to undistributed earnings of foreign subsidiaries that were considered, at the time, to be indefinitely reinvested in offshore operations. These earnings amounted to $387 million and $341 million at December 26, 2003 and December 27, 2002, respectively.
      The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1993. Federal income tax returns for 1994 through 2003 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The breakdown of income tax expense (benefit) between current and deferred is as follows:

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Current:
Federal	$66	$(66)	$60
State	14	7	17

Total Current	$80	$(59)	$77
Deferred:
Federal	$139	$125	$146
State	—	(8)	19

Total Deferred	$139	$117	$165

Total	$219	$58	$242

      Income tax expense reconciled to the tax computed at statutory rates is as follows:

	Fiscal Years Ended

	December 31,		December 26,		December 27,
	2004		2003		2002

	(Dollars in millions)
Tax at Statutory Rates	$223	35%	$68	35%	$228	35%
State Income Taxes	9	1%	—	0%	23	4%
Equity in Conrail Earnings	(16)	(3)%	(9)	(5)%	(12)	(2)%
Other Items	3	1%	(1)	0%	3	0%

Income Tax Expense/ Rate	$219	34%	$58	30%	$242	37%

      The increase in the 2004 effective income tax rate compared to the prior year is primarily attributable to a larger percentage of total pretax earnings in 2004 than in 2003. Additionally, 2003 income tax expense was favorably impacted by the cumulative impact of changes in the Company’s deferred effective state income tax rates. The 2003 effective income tax rate was lower than the 2002 effective income tax rate because equity in Conrail earnings represented a larger percentage of pretax earnings in 2003 than 2002. Also, 2003 included a favorable state income tax benefit attributable to changes in the Company’s deferred effective state income tax rate.

NOTE 9.	Accounts Receivable

Sale of Accounts Receivable
      As of June 2003, CSXT discontinued its accounts receivable securitization program. Prior to that, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a bankruptcy-remote entity wholly owned by CSX. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were sold to investors, and the proceeds from those sales were paid to CSXT. Net losses associated with the sale of receivables were $10 million and $26 million for the fiscal years ended December 26, 2003 and December 27, 2002, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts based on the expected collectibility of all accounts receivable. The allowance for doubtful accounts is included in the Consolidated Balance Sheet as follows:

	Fiscal Years Ended

	December 31,	December 26,
	2004	2003

	(Dollars in millions)
Allowance for Doubtful Accounts	$95	$99

NOTE 10.	Properties

	December 31, 2004			December 26, 2003

		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net

			(Dollars in millions)
Rail:
Road	$18,367	$2,923	$15,444	$12,147	$2,683	$9,464
Equipment	6,181	2,363	3,818	5,686	2,225	3,461

Total Rail	24,548	5,286	19,262	17,833	4,908	12,925
Intermodal	506	247	259	488	209	279

Total Surface Transportation	25,054	5,533	19,521	18,321	5,117	13,204
Other	798	374	424	766	336	430

Total Properties	$25,852	$5,907	$19,945	$19,087	$5,453	$13,634

NOTE 11.	Casualty, Environmental and Other Reserves
      Activity related to casualty, environmental and other reserves is as follows:

	Casualty and	Separation	Environmental
	Other Reserves	Liabilities	Reserves	Total

	(Dollars in millions)
Balance December 28, 2001	$661	$242	$32	$935
Charged to Expense	231	—	17	248
Payments	(287)	(32)	(14)	(333)

Balance December 27, 2002	605	210	35	850
Charged to Expense	307	44	23	374
Changes in Estimate	232	(22)	—	210
Payments	(281)	(24)	(13)	(318)

Balance December 26, 2003	863	208	45	1,116
Charged to Expense	301	16	29	346
Conrail Spin-off	—	—	6	6
Payments/ Adjustments	(331)	(69)	(21)	(421)

Balance December 31, 2004	$833	$155	$59	$1,047

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Casualty, environmental and other reserves are provided for in the Consolidated Balance Sheet as follows:

	December 31, 2004			December 26, 2003

	Current	Long-Term	Total	Current	Long-Term	Total

	(Dollars in millions)
Casualty and Other	$272	$561	$833	$198	$665	$863
Separation	20	135	155	52	156	208
Environmental	20	39	59	30	15	45

Total	$312	$735	$1,047	$280	$836	$1,116

Casualty Reserves
      Casualty reserves represent accruals for the uninsured portion of personal injury and occupational injury claims.

Personal Injury
      In 2003, CSX retained an independent actuarial firm to assist management in assessing the value of CSX’s personal injury portfolio. An analysis is performed by the independent actuarial firm semi-annually. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSX’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process. In conjunction with the change in estimate during the third quarter of 2003, the Company recorded a charge of $26 million for personal injury liabilities. Reserves for personal injury claims are $383 million and $355 million at December 31, 2004 and December 26, 2003, respectively.
      While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of CSX management that none of these items, when finally resolved, will have a material adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a material adverse effect on the results of operations in a particular quarter or fiscal year.

Occupational
      Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents, and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.

Asbestos
      The Company is party to a number of occupational claims by employees exposed to asbestos in the workplace. The heaviest exposure for CSX employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the early 1950’s and late 1960’s. However, other types of exposures, including exposure from locomotive component parts and building materials, continued after 1967, until it was substantially eliminated by 1985.
      Asbestos claim filings against the Company have been inconsistent. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
detailed employment records for the population of exposed employees. Claim filings increased and when they continued into 2003, the Company concluded that an estimate for incurred but not reported asbestos exposure liability needed to be recorded.
      In 2003, CSX engaged a third party, who has extensive experience in performing asbestos and other occupational studies, to assist in assessing the unasserted liability exposure. The objective of the assessment was to determine the number of estimated incurred but not reported asbestos claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which claim filings and claim values could be estimated with more certainty.
      The Company, with the assistance of the third party, first determined its exposed population from which it was able to derive the estimated number of incurred but not reported claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data. Based on the assessment, in September 2003 the Company recorded an undiscounted $141 million pre-tax charge for unasserted asbestos claims. Key elements of the assessment included the following:

•	Because CSX did not have detailed employment records in order to compute the population of potentially exposed employees, it computed an estimate using a ratio of Company employee data to national employment for select years during the period 1938-2001 using railroad industry historical census data.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age, and the duration and intensity of exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease, non-malignant, cancer and mesothelioma, was computed using the Company’s average historical claim filing rates for the 2001-2002 calibration period. (i.e. the years management felt were representative of future filing rates).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed in 2001-2003.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incidence observed during 2001-2003.
      From these assumptions CSX projected the incidence of each type of disease to the estimated population to arrive at an estimate of the total number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were deducted to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate CSX’s future liability for incurred but not reported asbestos claims.
      The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, CSX used a two-year calibration period during its initial assessment because the Company believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against CSX declines at a rate consistent with both mortality and age as there is a decreasing probability of filing claims as the population ages. CSX believes the average claim values

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by type of disease from the historical period 2001-2002 are most representative of future claim values. Non-malignant claims, which represent approximately 90% of the total number and 91% of the cost of estimated future asbestos claims, were valued by age of the projected claimants. Historically, the ultimate settlement value of these types of claims is most sensitive to the age of the claimant. A 10% increase or decrease in either the forecasted number of incurred but not reported claims or the average claim values would result in an approximate $14 million increase or decrease in the liability recorded for unasserted asbestos claims.
      In the fourth quarter of 2004, management updated their assessment of the unasserted liability exposure with the assistance of the third party specialists. In 2004, individual asbestos claims continued to be sporadic and proved to be submitted at a low rate for the year. In further review of the data, the bulk claims filed by the law firms appear to be filed against the Company every other year. As a result, management reassessed the calibration period to a 4-year average (2000-2004) to capture the most recent filing experience within the context of the bulk law firm filings.
      CSX will obtain semi-annual updates of the study. On a quarterly basis, CSX will monitor actual experience against the number of forecasted claims to be received and expected claim payments. Adjustments to our estimates will be recorded quarterly if necessary. More periodic updates to the study will occur if trends necessitate a change. At December 31, 2004, the Company had recorded undiscounted liabilities of $212 million for asbestos-related claims. Of the amount recorded, $132 million is related to incurred but not reported claims while $80 million is related to asserted claims. As of December 26, 2003, the Company had recorded undiscounted liabilities of $246 for asbestos-related claims. Current liabilities include $37 million and $20 million of asbestos-related claims as of December 31, 2004 and December 26, 2003, respectively. Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

Other Occupational
      In the third quarter of 2003, the Company changed its estimate of occupational reserves to include an estimate of incurred but not reported claims for other occupational injuries as well as asbestos as noted above. The Company engaged a third party specialist to assist in projecting the number of other occupational injury claims to be received over the next seven years and the related costs. Based on this analysis, the Company established reserves for the probable and reasonably estimable other occupational injury liabilities. In the third quarter of 2003, the Company recorded an undiscounted $65 million pre-tax charge for incurred but not reported other occupational claims for similar reasons as asbestos discussed above. Similar to the asbestos liability estimation process, the key elements of the assessment included the following:

•	An estimate of the potentially exposed population for other occupational diseases was calculated by projecting active versus retired work force from 2002 to 2010 using a growth rate projection for overall railroad employment made by the Railroad Retirement Board in its June 2003 report.

•	An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee was computed using the Company’s average historical claim filing rates for the calibration period 2002-2003 for all diseases except hearing loss. Because the filing rate for hearing loss claims has been decreasing since 1998, the latest year filing of 2003 was used. These calibration periods are the time periods which management felt were representative of future filing rates. An estimate was made to forecast future claims by using the filing rates by disease and the active and retired CSX population each year.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	An estimate of the future anticipated settlement by type of injury was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during 2001-2003.
      At December 31, 2004, the Company had recorded undiscounted liabilities of $110 million for other occupational-related claims. Of the amount recorded, $56 million is related to incurred but not reported claims while $54 million is related to asserted claims. As of December 26, 2003, the Company had recorded undiscounted liabilities of $111 million for other occupational-related claims. Current liabilities include $18 million and $4 million at December 31, 2004 and December 26, 2003, respectively. Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for other occupational-related claims.
      A summary of existing asbestos and other occupational claims activity is as follows:

	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 26,
	2004	2003

Asserted Claims:
Open Claims — Beginning of Period	13,332	14,706
New Claims Filed	984	2,368
Claims Settled	(2,680)	(3,382)
Claims Dismissed	(304)	(360)

Open Claims — End of Period	11,332	13,332

      Approximately 6,000 of the open claims at December 31, 2004 are asbestos claims against the Company’s previously owned international container-shipping business, Sea-Land. Because the Sea-Land claims are against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The remaining open claims have been asserted against CSXT. The Company had approximately $13 million reserved for the Sea-Land claims at December 31, 2004 and December 26, 2003.
      The amounts recorded by CSX for the occupational liability were based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation in the United States, could cause the actual costs to be higher or lower than projected.
Environmental Reserves
      CSXT is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSXT has been identified as a PRP at approximately 252 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Superfund or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.
      In addition, some of CSXT’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in releases onto the property. Therefore, CSXT is subject to environmental cleanup and enforcement actions including under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
state laws that may impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct, which could be substantial. In the fourth quarter of 2004, CSX added $6 million of Conrail environmental claims, due to the Conrail spin-off transaction.
      At least once a quarter, CSXT reviews its role with respect to each site identified. Based on the review process, CSXT has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs at December 31, 2004 and December 26, 2003 were $59 million and $45 million, respectively. These liabilities, which are undiscounted, include amounts representing CSXT’s estimate of unasserted claims, which CSXT believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.
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
Separation Liability
      Separation liabilities at December 31, 2004 and December 26, 2003 include productivity charges recorded in 1991, 1992, 1995, 2003 and 2004 to provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units. The remaining separation liabilities are expected to be paid out over the next 15 to 20 years. Separation liabilities also include amounts payable through general corporate funds under the Company’s management restructuring programs. (See Note 5, Management Restructuring.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Debt and Credit Agreements
      Debt is as follows:

		Average
		Interest
		Rates at
		December 31,	December 31,	December 26,
	Maturity	2004	2004	2003

	(Dollars in millions)
Notes	2005-2032	6.8%	$5,856	$5,956
Convertible Debentures, net of $85 and $91 discount, respectively	2021	1.0%	463	447
Equipment Obligations	2005-2015	7.0%	651	703
Other Obligations, Including Capital Leases	2005-2015	4.8%	247	206

Total Current Maturities and Long- term Debt			7,217	7,312
Less Debt Due within One Year			(983)	(426)

Total Long Term Debt			$6,234	$6,886

Debt Issuances
      In February 2004, the Company executed a $100 million bank financing that matures February 25, 2005, which bore interest at a rate that varied with LIBOR plus an applicable spread. As of December 31, 2004, the Company had $100 million in aggregate principal amount outstanding under this agreement. The Company settled this obligation with cash at maturity.
      In June 2004, the Company executed a $300 million bank financing with a maturity date of December 29, 2004, which bore interest at a rate that varied with LIBOR plus an applicable spread. As of December 31, 2004, the Company had repaid the entire aggregate principal amount outstanding under this agreement and terminated this agreement.
      In August 2004, the Company issued $300 million of floating rate notes with a maturity date of August 3, 2006. The notes bear interest at a rate that varies with LIBOR plus an applicable spread. These notes are not redeemable prior to maturity.
      In August 2003, the Company issued $300 million aggregate principal amount of the Company’s Notes due 2013. These Notes bear interest at the rate of 5.50% and mature on August 1, 2013. The Notes may be redeemed by the Company at any time.
      In November 2003, CSX issued $200 million aggregate principal amount of the Company’s Notes due 2014 and $200 million aggregate principal amount of the Company’s Notes due 2006. The 2014 Notes bear interest at the rate of 5.30% per year and mature on February 15, 2014. The 2006 Notes bear interest at the rate of 2.75% per year and mature on February 15, 2006. The Company may redeem the 2014 Notes at any time, but the 2006 Notes cannot be redeemed before maturity.
      In December 2003, CSX executed a $75 million revolving loan facility with a maturity date in 2005. Borrowings under the facility bore interest at a rate that fluctuated with LIBOR. In addition, the Company paid an annual commitment fee of 0.15% for the period the facility was not drawn. This debt was redeemable at any time after May 2004, with additional borrowings allowed through the maturity of the facility. As of December 31, 2004, the Company had $75 million in aggregate principal

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
amount outstanding under this borrowing. In January 2005, the Company paid this obligation in full with cash.
      During 2002, CSX issued $200 million of 4.88% notes due in 2009 and $400 million of 6.30% notes due in 2012.

Debt Repayments
      CSX repaid long-term debt of $434 million in 2004 compared to $500 million in 2003, including outstanding debt obligations of $300 million that matured in August 2004. The primary sources of 2004 debt repayments were the issuance of new debt combined with cash on hand.
      The Company also paid a net $141 million in short-term debt during 2003. The primary sources of 2003 repayments were the $214 million of proceeds from the conveyance of CSX Lines (see Note 3, Divestitures) and the issuance of new debt.
      Long-term and short-term debt at December 31, 2004 and December 26, 2003, totaled $7.2 billion and $7.3 billion, respectively. The ratio of debt to total capitalization was 48% and 51% at December 31, 2004 and December 26, 2003, respectively.

Convertible Debentures
      In October 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the “debentures”) due October 30, 2021 for an initial offering price of approximately $462 million. At December 31, 2004 and December 26, 2003, outstanding debentures are included in long-term debt, at a carrying value of $463 million and $447 million, respectively. These debentures accrete (increase) in value at a yield to maturity of 1% per year. The accretion rate may be reset on October 30, 2007, October 30, 2011, and October 30, 2016 to a rate based on five-year United States Treasury Notes minus 2.8%. In no event, however, will the yield to maturity be reset below 1% or above 3% per annum. Accretion in value on the debentures is recorded for each period, but will not be paid prior to maturity.
      Under the terms of the debentures, holders had the option to require the Company to purchase their debentures at a purchase price equal to the accreted value of the debentures in October 2003. CSX purchased $15 million aggregate principal amount at maturity of the debentures at an aggregate cost of $13 million. In November 2003, the Company made a one-time cash payment of $23.00 per $1,000 aggregate principal amount at maturity to holders who did not require the Company to purchase their debentures. This resulted in a $13 million cash payment, which will be amortized over the remaining term of the debentures. In addition, the terms of the debentures were amended to permit holders to cause the Company to purchase the debentures on October 30, 2005, at their accreted value of $852.48 per $1,000 principal amount at maturity, in addition to the purchase dates provided under the terms of the debentures. As a result, the debentures are classified in Current Maturities of Long-term Debt in the Consolidated Balance Sheet. Similarly, the debentures allow holders to require the Company to purchase their debentures in October 2006, October 2008, October 2011, and October 2016, at a purchase price equal to the accreted value of the debentures. CSX may redeem the debentures for cash at any time on or after October 30, 2008, at a redemption price equal to the accreted value of the debentures.
      CSX amended the terms of these debentures during the third quarter of 2004 to surrender its right to pay the purchase price, in whole or in part, in shares of CSX’s common stock for debentures tendered to CSX at the option of holders on certain specified purchase dates. As a result, CSX will be required to pay the purchase price for such debentures on such specified purchase dates in cash.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      The accreted conversion price of the debentures at December 31, 2004 was $47.64 and the threshold price to be met in order to convert the debentures into common stock was $56.46 per common share.

Credit Facilities
      The Company has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2005. The facilities were entered into in May 2004 on terms substantially similar to the facilities they replaced: a $345 million unsecured revolving credit facility that expired in May 2004 and a $1.0 billion unsecured revolving credit facility that would have expired in May 2006. Generally, these facilities may be used for general corporate purposes, to support the Company’s commercial paper, and for working capital. Neither of the credit facilities were drawn on as of December 31, 2004. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. Similar to the credit facilities they replaced, these credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. At December 31, 2004, the Company was in compliance with all covenant requirements under the facilities.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Debt Balances and Rates

	December 31,	December 26,
	2004	2003

	(Dollars in millions)
Short-term Debt	$101	$2
Weighted Average Interest Rates	1.10%	1.21%

Long-term Debt Maturities

	(Dollars in millions)

2005	$983
2006	925
2007	599
2008	615
2009	280
2010 and Thereafter	3,704

Total	$7,106	(a)(b)

(a)	The fair market value of the interest rate swap agreements of $26 million, which is included in long-term debt on the Consolidated Balance Sheet, is not included on the debt maturity schedule.
(b)	The unamortized discount on the convertible bonds of $85 million, which is included in long-term debt on the Consolidated Balance Sheet, is not included on the debt maturity schedule.
      Certain of CSX’s rail unit properties are pledged as security for various rail-related long-term debt issues. In addition, the Company has approximately $90 million in assets, which are specifically designated to fund an equal amount of long-term debt.

NOTE 13.	Derivative Financial Instruments
      CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps
      CSX has entered into various interest rate swap agreements on the following fixed rate notes:

			Variable Rate at	Variable Rate at
		Fixed Interest	December 31,	December 26,
Maturity Date	Notional Amount	Rate	2004	2003

	(Millions)
June 22, 2005	$50	6.46%	3.45%	2.66%
August 15, 2006	300	9.00%	6.83%	6.09%
May 1, 2007	450	7.45%	5.50%	4.42%
May 1, 2032	150	8.30%	3.75%	2.76%

Total/ Average	$950	8.02%

      Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $26 million and $56 million for the fair market value of the interest rate swap agreements at December 31, 2004 and December 26, 2003, respectively.
      The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. For the fiscal years ended December 31, 2004 and December 26, 2003, the Company reduced interest expense by approximately $32 million and $45 million, respectively, as a result of the interest rate swap agreements that were in place during each period. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.
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
      Following is a summary of outstanding fuel swaps:

December 31, 2004

Approximate Gallons Hedged (Millions)	359
Average Price Per Gallon	$0.81
Swap Maturities	January 2005-July 2006

	2005	2006

Estimated % of Future Fuel Purchases
Hedged at December 31, 2004	48%	9%
      The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the fiscal year ended December 31, 2004 by $63 million. Fuel hedging activity had no impact on fuel expense for the fiscal year ended December 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the Consolidated Balance Sheet with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. Accumulated Other Comprehensive Loss included a gain, net of tax of approximately $66 million and $6 million as of December 31, 2004 and December 26, 2003, respectively, related to fuel derivative instruments. Amounts are reclassed from Accumulated Other Comprehensive Loss as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.
      The Company has temporarily suspended entering into new swaps in its fuel hedge program since the third quarter of 2004. The Company will continue to monitor and assess the current issues facing the global fuel market place to decide when to resume hedging under the program.
      The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

NOTE 14.	Shareholders Equity

Common and Preferred Stocks
      Common and Preferred Stock consists of (in thousands):

December 31,
Common Stock, 1$ Par Value	2004

Common Shares Authorized	300,000
Common Shares Issued and Outstanding	215,529
Additional Potential Shares:
Stock Options	20,594
Convertible Debt	9,728

December 31,
Preferred Stock	2004

Preferred Shares Authorized	25,000
Preferred Shares Outstanding	—
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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Loss
      Accumulated Other Comprehensive Loss in the Consolidated Statement of Changes in Shareholders’ Equity consists of the following:

	Balance		Balance
	December 26,	Net Gain	December 31,
	2003	(Loss)	2004

	(Dollars in millions)
Minimum Pension Liability (net of $153 and $161 of taxes as of December 26, 2003 and December 31, 2004, respectively	$(310)	$18	$(292)
Fair Value of Fuel Derivatives (net of $45 taxes)	6	66	72
Other	1	(1)	—

Total	$(303)	$83	$(220)

      Other comprehensive income in 2002 represented adjustments to the minimum pension liability, net of taxes, of $152 million.

NOTE 15.	Earnings Per Share
      The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Numerator (Millions):
Net Earnings from Continuing Operations	$418	$137	$410
Interest Expense on Convertible Debt — Net of Tax	4	4	3

Net Earnings from Continuing Operations, If- Converted	422	141	413
Discontinued Operations — Net of Tax	(79)	52	57
Cumulative Effect of Accounting Change — Net of Tax	—	57	(43)

Net Earnings, If-Converted	343	250	427

Interest Expense on Convertible Debt — Net of Tax	(4)	(4)	(3)

Net Earnings	$339	$246	$424

Denominator (Thousands):
Average Common Shares Outstanding	214,796	213,964	212,729
Convertible Debt	9,728	9,932	10,000
Effect of Potentially Dilutive Common Shares	506	432	782

Average Common Shares Outstanding, Assuming Dilution	225,030	224,328	223,511

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Earnings Per Share:
Net Earnings from Continuing Operations	$1.95	$0.64	$1.93
Discontinued Operations	(0.37)	0.24	0.27
Cumulative Effect of Accounting Change	—	0.26	(0.20)

Net Earnings	$1.58	$1.14	$2.00

Earnings Per Share, Assuming Dilution:
Net Earnings from Continuing Operations	$1.87	$0.63	$1.85
Discontinued Operations	(0.35)	0.23	0.25
Cumulative Effect of Accounting Change	—	0.25	(0.19)

Net Earnings	$1.52	$1.11	$1.91

      Basic earnings per share is based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares, arising from convertible debt and employee stock options and awards. During the fiscal years ended December 31, 2004 and December 26, 2003, 517,027 and 291,908 options were exercised, respectively.
      Certain potentially dilutive common shares at December 31, 2004 and December 26, 2003 were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table indicates information about potentially dilutive common shares excluded from the computation of earnings per share:

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Number of Shares (Thousands)	19,689	18,497	23,776
Average Exercise/ Conversion Price	$41.07	$42.41	$42.49
      In September 2004, the EITF reached a consensus on Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share. The EITF states that contingently convertible debt instruments are subject to the “if-converted” method under SFAS 128, Earnings Per Share, regardless of fulfillment of any of the contingent features included in the instrument. This consensus is effective for periods ending after December 15, 2004 and the consensus must be applied by restating all periods during which the instrument was outstanding.
      Effective for the fourth quarter of 2004, CSX is required to include approximately 10 million shares underlying its convertible debt instrument using the “if-converted” method in the computation of earnings per share, assuming dilution. The dilutive impact for all periods is approximately 2%-5%.
      A substantial increase in the fair market value of the Company’s stock price could trigger contingent conditions for conversion and allow holders to convert their debentures into CSX common stock and thus negatively impact basic earnings per share.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 16.	Stock Plans
      The Company adopted the fair-value-based method of accounting for share-based payments effective fiscal year 2003 using the prospective method described in FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”. (See Note 1, Nature of Operations and Significant Accounting Policies under the caption “Stock-Based Compensation”.)
      Total compensation expense associated with stock-based compensation was as follows:

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Stock Based Compensation Expense	$15	$5	$6

Stock Options and Awards
      CSX stock option and award plans provide primarily (1) stock options, and (2) restricted stock awards (“RSAs”) to eligible officers and employees. Awards granted under the various plans are determined by the board of directors.
      At December 31, 2004, there were 3,441 current or former employees with grants outstanding under the various plans. A total of approximately 39 million shares were reserved for issuance under the plans of which 7 million were available for new grants. The remaining shares are assigned to outstanding stock options and stock awards.
      The fair value of stock options granted in 2003 and 2002 was estimated as of the dates of grant using the Black-Scholes-Merton option model. No stock options were granted in 2004.

	Fiscal Years Ended

	2003	2002

Black-Scholes Assumptions:
Expected Dividend Yield	1.10%	1.10%
Risk-free Interest Rate	2.53%	4.30%
Expected Stock Volatility	28%	27%
Expected Term Until Exercise	6 years	6 years
Average Fair Value of Stock Options Granted	$8.93	$11.76

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options
      The majority of stock options have been granted with 10-year terms. Options outstanding at December 31, 2004, are generally exercisable three to ten years after date of grant. The exercise price for options granted equals the market price of the underlying stock on the date of grant. A summary of the Company’s stock option activity and related information for the fiscal years ended December 31, 2004, December 26, 2003 and December 27, 2002 follows:

	December 31,		December 26,		December 27,
	2004		2003		2002

	Weighted-		Weighted-		Weighted-
	Average	Average	Average	Average	Average	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding at Beginning of Year	23,297	$39.27	26,022	$40.45	23,650	$39.49
Granted	—	$—	3,477	$38.14	3,438	$38.14
Expired or Canceled	(2,186)	$37.83	(5,909)	$39.91	(46)	$44.89
Exercised	(517)	$23.29	(293)	$22.42	(1,020)	$31.45

Outstanding at End of Year	20,594	$39.83	23,297	$39.27	26,022	$40.45

Exercisable at End of Year	7,758	$41.18	7,104	$41.13	8,513	$41.58
      The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Outstanding	Exercise
Exercise Price	(000’s)	Life (Years)	Price	(000’s)	Price

$20 to $29	1,413	5.1	$23.94	831	$24.17
$30 to $39	10,406	7.2	$36.77	1,304	$39.58
$40 to $49	6,546	2.8	$43.59	5,163	$43.41
$50 to $59	2,229	1.8	$53.09	460	$51.43

Total	20,594	5.05	$39.83	7,758	$41.18

Restricted Stock Awards
      Restricted stock awards outstanding at December 31, 2004, vest over a three- to five-year employment period. Approximately $2 million, $2 million and $6 million was expensed in 2004, 2003 and 2002, respectively, in connection with restricted stock awards.

	Fiscal Years Ended

	December 31,	December 26,
	2004	2003

Number of Restricted Stock Awards Outstanding	258,910	248,500
Weighted Average Fair Value at Grant Date	$31.21	$30.97

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Long Term Incentive Program
      The CSX Long Term Incentive Program is designed to reward participants for the attainment of CSX financial and customer service improvement results leading to share price appreciation for shareholders and employees. The objective of the plan is to motivate and reward senior executives for achieving and exceeding a two-year modified free cash flow goal, at which time the award is payable in cash and CSX common stock. Assuming the Company achieves target performance levels, approximately 0.6 million shares could be issued under the plan as of December 31, 2004. The Company recognized $10 million in expense associated with this program for the fiscal year ended December 31, 2004.

Employee Stock Purchase Plan
      The 2001 Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase CSX common stock at a discount. Specifically, participating employees were able to purchase CSX stock at the lower of 85% of fair market value on December 1 (beginning of the annual offering period) or 85% of fair market value on November 30 of the following year (end of the annual offering period). In effect, employees received a 12-month stock option to purchase Company stock. Once purchased, the shares were unrestricted and could generally be sold or transferred at any time. Employees purchased approximately 540,000 shares and 570,000 shares under this plan during 2003 and 2002, respectively. This plan was not extended for 2004.

Shareholder Dividend Reinvestment Plans
      The Company maintains the Shareholder Dividend Reinvestment Plan under which shareholders may purchase additional shares of stock. At December 31, 2004, there were 4,946,856 shares available for issuance under this plan.

Stock Plan for Directors
      The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors’ fees and retainers are paid. A minimum of 40% of the retainers must be paid in common stock of the Company. In 2004, the minimum retainer to be paid in stock increased to 50%. In addition, each director may elect to receive up to 100% of the remaining retainer and fees in the form of common stock of the Company. In 1997, shareholders approved amendments to the Plan that would permit additional awards of stock or stock options.

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

Shares Issued to Directors	40,662	36,219	45,195
Expense	$1	$1	$1
      The Plan permits each director to elect to transfer stock into a trust that will hold the shares until the participant’s death, disability, retirement as a director, other cessation of services as a director, or change in control of the Company. At December 31, 2004, there were 0.6 million shares of common stock reserved for issuance under this Plan.

NOTE 17.	Fair Value of Financial Instruments
      Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the Company with fair values significantly different from their

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying amounts. At December 31, 2004, the fair value of long-term debt, including current maturities, was $7.7 billion, compared with a carrying amount of $7.2 billion. At December 31, 2003, the fair value of long-term debt, including current maturities, was $7.8 billion, compared with a carrying amount of $7.3 billion. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements. The Company’s interest rate swap agreements at December 31, 2004 and December 26, 2003 had a fair value of $26 million and $56 million, respectively. The Company’s fuel hedging agreements at December 31, 2004 and December 26, 2003 had a fair value of $117 million and $9 million, respectively.

NOTE 18.	Employee Benefit Plans
      The Company sponsors defined benefit pension plans, principally for salaried, non-contract personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.
      In addition to the defined benefit pension plans, the Company sponsors one medical plan and one life insurance plan that provide benefits to full-time, salaried, non-contract employees hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met. The postretirement medical plans are contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

	Summary of Participants as of
	January 1, 2004(a)

	Pension Plans	Postretirement Plan

Active Employees	7,910	5,372
Retirees and Beneficiaries	10,744	10,699
Other	5,742	287

Total	24,396	16,358

(a)	Active Employees includes participants terminated under the management restructuring program.
      As permitted by SFAS 87, the Company has elected to use a plan fiscal year of October 1 through September 30 to actuarially value its pension and postretirement plans as it provides for more timely analysis. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects as of the beginning of the plan year.
      The benefit obligation for these plans represents the liability of the Company for current and retired employees and is affected primarily by the following:

•	Service cost (benefits attributed to employee service during the period)

•	Interest cost (interest on the liability due to the passage of time)

•	Actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions)

•	Benefits paid to participants
      Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefits paid. The Company funds the cost of the postretirement medical and life insurance benefits on a pay-as-you go basis. CSX expects to make cash contributions of $2 million to its pension plans in 2005.
      The benefits as of December 31, 2004 expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

	Expected Cashflows

	Pension	Postretirement
	Benefits	Benefits

	(Dollars in millions)
2005	$148	$47
2006	140	48
2007	140	48
2008	141	47
2009	142	46
Thereafter	722	203

Total	$1,433	$439

      Asset management for the pension fund is founded upon an asset allocation strategy that was developed using asset return simulation in conjunction with projected plan liabilities. The allocation seeks maximization of returns within the constraints of acceptable risks considering the long-term investment horizon. CSX has established a target allocation of 60% equity and 40% fixed income investments. The goal is to maintain assets at or above benefit obligations (long-term liabilities) without corporate contributions.
      The distribution of pension plan assets as of the measurement date is as follows:

	September 30,		September 30,
	2004		2003

		Percent of		Percent of
	Amount	Total Assets	Amount	Total Assets

	(Dollars in millions)
Common Stocks	$865	59%	$863	60%
Fixed Income	581	40%	557	38%
Cash and Cash Equivalents	12	1%	31	2%

Total	$1,458	100%	$1,451	100%

      The Company provides investment guidelines to both the plan’s fixed income and equity fund managers. Within the broad asset classes that comprise the plan’s investments, common stocks are diversified based on allocations to domestic and foreign stocks as mandated by the Company. Allocations are maintained at within 3% of targets. The U.S. stock segment includes style diversification among managers of large capitalization stocks and small capitalization stocks. The Company limits industry sectors, outlines individual stock issuer concentration and monitors the use or prohibition of derivatives and CSX securities.
      Fixed income securities are diversified across fund managers and investment style and are benchmarked to a long duration index. The Company specifies the types of allowable investments such as government, corporate and asset backed bonds, and limits diversification between domestic and foreign investments and the use of derivatives. Additionally, the Company stipulates minimum credit quality constraints and any prohibited securities.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Individual investments or fund managers are selected in accordance with standards of prudence as it applies to asset diversification and investment suitability. Monitoring fund investment performance is ongoing. Acceptable performance is determined in the context of the long-term return objectives of the fund and appropriate asset class benchmarks.
      Benefit obligation and plan asset information is as follows:

	Pension Benefits		Postretirement Benefits

	December 31,	December 26,	December 31,	December 26,
	2004	2003	2004	2003

	(Dollars in millions)
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$1,825	$1,785	N/A	N/A
Projected Benefit Obligation	$1,941	$1,916	$509	$513
Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$1,916	$1,806	$513	$499
Service Cost	37	38	9	11
Interest Cost	111	113	25	25
Impact of Plan Changes/ Special Termination Benefits	51	(7)	20	(32)
Plan Participants’ Contributions	—	—	12	12
Actuarial (Gain)/ Loss	12	135	(20)	46
Benefits Paid	(186)	(169)	(50)	(48)

Benefit Obligation at End of Plan Year	$1,941	$1,916	$509	$513

	Pension Benefits		Postretirement Benefits

	December 31,	December 26,	December 31,	December 26,
	2004	2003	2004	2003

	(Dollars in millions)
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,451	$1,324	N/A	N/A
Actual Return on Plan Assets	165	241	N/A	N/A
Employer Contributions	28	55	38	36
Plan Participants’ Contributions	—	—	12	12
Benefits Paid	(186)	(169)	(50)	(48)

Fair Value of Plan Assets at End of Plan Year	$1,458	$1,451	$—	$—

Funded Status	$(483)	$(465)	$(509)	$(513)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 31, 2004, the status of CSX plans is as follows:

	Aggregate	Aggregate
	Projected	Fair Value
	Benefit Obligation	of Plan Assets

For plans with a projected benefit obligation in excess of plan assets	$1.9 billion	$1.5 billion
For plans with an accumulated benefit obligation in excess of plan assets	$1.8 billion	$1.5 billion
      The following table shows the reconciliation of the funded status of the plan with the amount recorded in the Consolidated Balance Sheet:

	Pension Benefits		Postretirement Benefits

	December 31,	December 26,	December 31,	December 26,
	2004	2003	2004	2003

	(Dollars in millions)
Funded Status	$(483)	$(465)	$(509)	$(513)
Unrecognized Actuarial Loss	448	487	184	222
Unrecognized Prior Service Cost	27	34	(19)	(27)
Fourth Quarter Activity:
Employer Contributions to Pension Plans	3	3	—	—
Net Postretirement Benefits Paid	—	—	10	10

Net Amount Recognized in Consolidated Balance Sheet	$(5)	$59	$(334)	$(308)

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

	Pension Benefits		Postretirement Benefits

	December 31,	December 26,	December 31,	December 26,
	2004	2003	2004	2003

	(Dollars in millions)
Accrued Benefit Liability	$(422)	$(393)	$(334)	$(308)
Intangible Asset	26	34	N/A	N/A
Accumulated Other Comprehensive Loss	391	418	N/A	N/A

Net Amount Recognized in Consolidated Balance Sheet	$(5)	$59	$(334)	$(308)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table presents components of net periodic benefit expense:

	Pension Benefits			Postretirement Benefits

	Dec. 31,	Dec. 26,	Dec. 27,	Dec. 31,	Dec. 26,	Dec. 27,
	2004	2003	2002	2004	2003	2002

	(Dollars in millions)
Service Cost	$37	$38	$40	$9	$11	$11
Interest Cost	111	113	119	25	25	29
Expected Return on Plan Assets	(130)	(137)	(152)	—	—	—
Amortization of Prior Service Cost	4	4	5	(6)	(5)	—
Amortization of Net Loss	14	—	(9)	15	14	8

Net Periodic Benefit Cost	$36	$18	$3	$43	$45	$48
Special Termination Benefits — Workforce Reduction Program/ Curtailments	6	13	—	18	—	—

Net Periodic Benefit Expense Including Termination Benefits	$42	$31	$3	$61	$45	$48

      Due to the termination of employees under the management restructuring plan (see Note 5, Management Restructuring), a curtailment occurred in the Company’s defined benefit pension plans and postretirement medical plan. The estimated cost of the curtailments of $24 million was included in the management restructuring charge for the fiscal year ended December 31, 2004. Due to the curtailments, the Company was required to update its measurement of the assets and obligations of these plans, which affected the net periodic benefit costs beginning in the second quarter of 2004. A substantial portion of benefits provided under the management restructuring initiatives will be paid from assets of the Company’s defined benefit pension plans.
      The $13 million termination charge in 2003 represents a curtailment charge associated with the retirement of the Company’s former Chairman and Chief Executive Officer.
      During 2004 and 2003, CSX recorded changes in its minimum pension liability. These changes did not affect net earnings, but are a component of Accumulated Other Comprehensive Loss on an after-tax basis. In 2004, the minimum pension liability decreased by $26 million, reducing Accumulated Other Comprehensive Loss by $18 million after tax. In 2003, the minimum pension liability increased by $6 million, increasing Accumulated Other Comprehensive Loss by $3 million after tax. The Company also recorded $1 million and $10 million after tax effect of Accumulated Other Comprehensive Income, relating to Conrail’s minimum pension liability for December 31, 2004 and December 26, 2003, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Weighted-average assumptions used in accounting for the plans are as follows:

	Pension Benefits		Postretirement Benefits

	December 31,	December 26,	December 31,	December 26,
	2004	2003	2004	2003

Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.90%	8.90%	N/A	N/A
Benefit Obligation at End of Plan Year	8.50%	8.90%	N/A	N/A
Discount Rates:
Benefit Cost for Plan Year	6.00%	6.50%	5.00%	5.50%
Benefit Obligation at End of Plan Year	5.75%	6.00%	5.00%	5.00%
Salary Scale Inflation	3.20%	3.30%	3.20%	3.30%
      The net postretirement benefit obligation was determined using the following assumptions for health care cost trend rate for medical plans

Postretirement Benefits

	December 31,	December 26,
	2004	2003

Health Care Cost Trend Rate
Components of benefit cost: Pre-65	11% decreasing to 4.5%	11% decreasing to 5%
Components of benefit cost: Post-65	11% decreasing to 4.5%	11% decreasing to 5%
Benefit Obligations: Pre-65	12% decreasing to 4.5%	11% decreasing to 4.5%
Benefit Obligations: Post-65	13% decreasing to 4.5%	11% decreasing to 4.5%
      A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease

	(Dollars in millions)
Effect on postretirement benefits service and interest cost	$1	$(2)
Effect on postretirement benefit obligation	$24	$(35)
      In connection with recognition of the curtailments, the Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The Company believes that a portion of its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006. The reduction in the postretirement benefit obligation as a result of the Act was approximately $25 million. There was no immediate impact on net earnings as an unrecognized gain will be recorded. The effects of the Act are reflected in net postretirement benefit costs as the unrecognized gain is amortized, which began in the second quarter of 2004. Postretirement benefit costs were reduced by approximately $3 million in 2004 due to the Act.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Plans
      The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $15 million, $16 million and $15 million for 2004, 2003 and 2002, respectively.
      Under collective bargaining agreements, the Company participates in a number of union-sponsored, multi-employer benefit plans. Payments to these plans are made as part of aggregate assessments generally based on number of employees covered, hours worked, tonnage moved or a combination thereof. Total contributions of $368 million, $360 million and $315 million were made to these plans in 2004, 2003 and 2002, respectively.

NOTE 19.	Commitments and Contingencies

Lease Commitments
      The Company has various lease agreements with other parties with terms up to 42 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms.
      At December 31, 2004, minimum building and equipment rentals under these operating leases are as follows:

	Operating	Sublease	Net Lease
	Leases	Income	Commitments

	(Dollars in millions)
2005	$218	$38	$180
2006	184	36	148
2007	166	28	138
2008	139	24	115
2009	102	14	88
Thereafter	456	16	440

Total	$1,265	$156	$1,109

      Upon consummation of the sale of the International Terminals business, operating leases will decrease by $123 million. (See Note 4, Discontinued Operations.)
      Rent expense on operating leases totaled $567 million in 2004, $556 million in 2003 and $597 million in 2002. These amounts include net daily rental charges on railroad operating equipment aggregating $304 million, $296 million and $294 million in 2004, 2003 and 2002, respectively, which are not long-term commitments. In addition to these commitments, the Company also has agreements covering equipment leased from Conrail. See Note 2, Investment In and Integrated Rail Operations with Conrail, for a description of these commitments.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
currency exchange rates) plus interest by European Container Terminals (“ECT”) alleging breaches of contract by the Company at the Rotterdam container terminal facility owned by ECT.
      Also in 2003, CSX entered into a final settlement agreement with Maersk allocating responsibility between the two companies for third party claims and litigation relating to the assets acquired by Maersk. The two settlements reduced the Company’s 2003 earnings by $108 million pretax, $67 million after tax. This charge is reflected in Operating Expense as an Additional Loss on the Sale of the international container-shipping assets. Neither settlement has a material impact on cash flows. (See Note 6, Operating Expense.)

Purchase Commitments
      The Company has a commitment under a long-term maintenance program for approximately 40% of CSXT’s fleet of locomotives. The agreement expires in 2026 and approximates $5.8 billion. The long-term maintenance program is intended to provide CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $151 million, $130 million and $124 million during the fiscal years ended 2004, 2003 and 2002, respectively. Minimum payments are as follows:

Minimum Payments

(Dollars in millions)
2005	$167
2006	216
2007	224
2008	232
2009	218
Thereafter	4,733

Total	$5,790

      The Company has various commitments to purchase technology and communications services. The terms for the various agreements call for CSX to pay $36 million, $29 million and $26 million for the fiscal years ending 2005, 2006 and 2007, respectively. The largest obligation is for purchased communications services of $24 million per year for the years 2005 through 2007.

STB Proceeding
      In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSXT common carrier coal rates were unreasonably high. In February 2004, the STB issued a decision finding that the CSXT common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. In October 2004, the STB issued a decision denying Duke’s petition for reconsideration of its February 2004 ruling. In November 2004, Duke advised the STB that it would request phase-in relief, and filed a Petition for Review of the STB’s decisions in the United States Court of Appeals for the District of Columbia Circuit. CSXT will continue to consider and pursue all available legal defenses in this matter. Administrative proceedings and legal appeals could take several years to resolve. An unfavorable outcome to this complaint would not have a material effect on the Company’s financial position.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Self-Insurance
      The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

Guarantees
      The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by the Company in its business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment or to perform certain actions for the guaranteed party based on another entity’s failure to perform. As of December 31, 2004, the Company’s guarantees can be segregated into three main categories:

1. Guarantees of approximately $364 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

2. Guarantees of approximately $70 million, of which $11 million may be recovered from other shareholders, relating to construction and cash deficiency support guarantees at several of the Company’s international terminal locations under development. The non-performance of one of its partners, cost overruns or non-compliance with financing loan covenants could cause the Company to have to perform under these guarantees. The Company has made equity contributions of $5 million under these guarantees and estimates it will be required to make additional equity contributions of $1 million in 2005. Upon consummation of the sale of the International Terminals business, these guarantees are expected to decrease. (See Note 4, Discontinued Operations.)

3. Guarantees of approximately $265 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines in February 2003, as discussed in Note 3, Divestitures.
      The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

Contract Settlement
      In 2002, the Company received $44 million as the first of two payments to settle a contract dispute. During 2002, the Company recognized approximately $7 million of the first payment in other income as this amount related to prior periods. The remaining $37 million will be recognized over the contract period, which ends in 2020. The second payment of $23 million was received in 2003 and will be recognized over the contract period, which ends in 2020. The results of this settlement will provide an average of approximately $3 million in annual pretax earnings through 2020.

Other Legal Proceedings
      CSX is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

NOTE 20.	Business Segments
      The Company operates in two business segments: rail and intermodal. The rail segment provides rail freight transportation over a network of more than 22,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America. The Company’s segments are strategic business units that offer different services and are managed separately. The rail and intermodal segments are also viewed on a combined basis as Surface Transportation operations.
      The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies (see Note 1, Nature of Operations and Significant Accounting Policies). Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, at current market prices.
      The International Terminals business segment has been reclassified to Discontinued Operations. (See Note 4. Discontinued Operations.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Business segment information for the fiscal years ended December 31, 2004 and December 26, 2003 is as follows:

	Surface Transportation

	Rail	Intermodal	Total	Other(a)	Total

	(Dollars in millions)
2004
Revenues from External Customers	$6,694	$1,326	8,020	$—	$8,020
Intersegment Revenues	—	—	—	—	—
Segment Operating Income	841	152	993	7	1,000
Assets	20,045	698	20,743	1,016	21,759
Depreciation Expense	664	38	702	9	711
Property Additions	973	22	995	8	1,003
2003
Revenues from External Customers	$6,182	$1,257	$7,439	$127	$7,566
Intersegment Revenues	—	4	4	—	4
Segment Operating Income	541	110	651	—	651
Assets	12,923	611	13,534	1,020	14,554
Depreciation Expense	579	32	611	—	611
Property Additions	974	47	1,021	12	1,033
2002
Revenues from External Customers	$6,003	$1,156	$7,159	$757	$7,916
Intersegment Revenues	—	24	24	—	24
Segment Operating Income	854	141	995	38	1,033
Assets	12,738	537	13,275	1,268	14,543
Depreciation Expense	576	29	605	17	622
Property Additions	981	29	1,010	19	1,029

(a)	Other includes the results of operations of CSX Lines, which was conveyed to a new venture formed by the Carlyle Group in February, 2003.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Revenues:
Total External Revenues for Business Segments	$8,020	$7,566	$7,916
Intersegment Revenues for Business Segments	—	4	24
Elimination of Intersegment Revenues	—	(4)	(24)
Other	—	—	—

Total Consolidated Revenues	$8,020	$7,566	$7,916

Operating Income:
Total Operating Income for Business Segments	$1,000	$651	$1,033
Unallocated Corporate Expenses	—	(23)	(14)
Additional Loss on Sale	—	(108)	—

Total Consolidated Operating Income	$1,000	$520	$1,019

	Fiscal Years Ended

	December 31,	December 26,	December 27,
	2004	2003	2002

	(Dollars in millions)
Assets:
Assets for Business Segments	$21,759	$14,554	$14,543
Investment in Conrail	574	4,678	4,653
Elimination of Intersegment Payables (Receivables)	(560)	(17)	(128)
Non-segment Assets	2,808	2,545	1,883

Total Consolidated Assets	$24,581	$21,760	$20,951

Depreciation Expense
Depreciation for Business Segments	711	611	622
Non-Segment Depreciation	—	9	18

Total Consolidated Depreciation Expense	$711	$620	$640

Property Additions
Property Additions for Business Segments	1,003	1,033	1,029
Non-segment Property Additions	27	17	40

Total Consolidated Property Additions	$1,030	$1,050	$1,069

NOTE 21.	Summarized Consolidating Financial Data
      During 1987, Sea-Land, a former consolidated subsidiary of the Company, entered into agreements to sell and lease back, by charter, three new U.S. built, U.S.–flag, D-7 class container ships. The ships were not included in the sale of international liner assets to Maersk in December 1999 and the related debt remains an obligation of CSX Lines. CSX has guaranteed the obligations of CSX Lines pursuant to the related charters, which, along with the container ships, serve as

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
collateral for debt securities registered with the SEC. As noted in Note 3, Divestitures, of the CSX 2003 Annual Report on Form 10-K, CSX agreed to convey certain assets of CSX Lines to Horizon. These obligations are not part of this transaction and another CSX entity, CSX Vessel Leasing, became the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and obligor are as follows (certain prior year amounts have been reclassified to conform to the 2004 presentation):
Consolidating Income Statement

	CSX	CSX Vessel
Fiscal Year Ended December 31, 2004	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in millions)
Operating Revenue	$—	$—	$8,020	$—	$8,020
Operating Expense	(138)	—	7,158	—	7,020

Operating Income (Loss)	138	—	862	—	1,000
Equity in Earnings of Subsidiaries	657	—	—	(657)	—
Other Income (Expense)	(158)	5	232	(7)	72
Interest Expense	381	—	87	(33)	435

Earnings from Continuing Operations before Income Taxes	256	5	1,007	(631)	$637
Income Tax Expense (Benefit)	(83)	—	302	—	219

Earnings from Continuing Operations	339	5	705	(631)	418
Discontinued Operations — Net of Tax	—	—	(53)	(26)	(79)

Net Earnings	$339	$5	$652	$(657)	$339

	CSX	CSX Vessel
Fiscal Year Ended December 26, 2003	Corporation	Leasing	Other	Eliminations	Consolidated

Operating Revenue	$—	$—	$7,570	$(4)	$7,566
Operating Expense	(152)	—	7,202	(4)	7,046

Operating Income (Loss)	152	—	368	—	520
Equity in Earnings of Subsidiaries	414	—	—	(414)	—
Other Income (Expense)	(23)	4	114	(2)	93
Interest Expense	373	—	78	(33)	418

Earnings from Continuing Operations before Income Taxes	170	4	404	(383)	195
Income Tax Expense (Benefit)	(76)	—	134	—	58

Earnings from Continuing Operations	246	4	270	(383)	137
Discontinued Operations	—	—	83	(31)	52
Cumulative Effect of Accounting Change — Net of Tax	—	—	57	—	57

Net Earnings	$246	$4	$410	$(414)	$246

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	CSX
Fiscal Year Ended December 27, 2002	Corporation	CSX Lines	Other	Eliminations	Consolidated

Operating Revenue	$—	$758	$7,183	$(25)	$7,916
Operating Expense	(241)	720	6,443	(25)	6,897

Operating Income (Loss)	241	38	740	—	1,019
Equity in Earnings of Subsidiaries	549	—	—	(549)	—
Other Income (Expense)	(24)	5	119	(22)	78
Interest Expense	394	7	96	(52)	445

Earnings from Continuing Operations before Income Taxes	372	36	763	(519)	652
Income Tax Expense (Benefit)	(52)	14	280	—	242

Earnings from Continuing Operations	424	22	483	(519)	410
Discontinued Operations — Net of Tax	—	—	87	(30)	57
Cumulative Effect of Accounting Change — Net of Tax	—	—	(43)	—	(43)

Net Earnings	$424	$22	$527	$(549)	$424

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet

	CSX	CSX Vessel
December 31, 2004	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in millions)
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,110	$46	$(297)	$—	$859
Accounts Receivable — Net	(482)	19	1,631	(25)	1,143
Materials and Supplies	—	—	165	—	165
Deferred Income Taxes	9	—	11	—	20
Other Current Assets	—	—	283	(126)	157
International Terminals Assets Held for Sale	—	—	787	(144)	643

Total Current Assets	637	65	2,580	(295)	2,987
Properties	25	—	25,827	—	25,852
Accumulated Depreciation	(24)	—	(5,883)	—	(5,907)

Properties — Net	1	—	19,944	—	19,945
Investment in Conrail	—	—	574	—	574
Affiliates and Other Companies	—	—	306	(10)	296
Investment in Consolidated Subsidiaries	13,078	—	—	(13,078)	—
Other Long-term Assets	1,345	—	(352)	(214)	779

Total Assets	$15,061	$65	$23,052	$(13,597)	$24,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88	$19	$796	$(24)	$879
Labor and Fringe Benefits Payable	23	—	348	—	371
Payable to Affiliates	—	—	126	(126)	—
Casualty, Environmental and Other Reserves	—	—	312	—	312
Current Maturities of Long-term Debt	839	—	144	—	983
Short-term Debt	100	—	1	—	101
Income and Other Taxes Payable	1,487	—	(1,317)	—	170
Other Current Liabilities	18	—	98	(1)	115
International Terminals Assets Held for Sale	—	—	395	(9)	386

Total Current Liabilities	2,555	19	903	(160)	3,317
Casualty, Environmental and Other reserves	—	—	735	—	735
Long-term Debt	5,021	—	1,213	—	6,234
Deferred Income Taxes	—	—	5,979	—	5,979
Long-term Payable to Affiliates	107	—	108	(215)	—
Other Long-term Liabilities	567	37	933	(32)	1,505

Total Liabilities	$8,250	$56	$9,871	$(407)	$17,770

Shareholders’ Equity:
Preferred Stock	—	—	107	(107)	—
Common Stock	216	—	189	(189)	216
Other Capital	1,605	1	8,107	(8,108)	1,605
Retained Earnings	5,210	8	4,706	(4,714)	5,210
Accumulated Other Comprehensive Loss	(220)	—	72	(72)	(220)

Total Shareholders’ Equity	6,811	9	13,181	(13,190)	6,811

Total Liabilities and Shareholders’ Equity	$15,061	$65	$23,052	$(13,597)	$24,581

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Balance Sheet

	CSX	CSX Vessel
December 26, 2003	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in millions)
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,210	$45	$(887)	$—	$368
Accounts Receivable — Net	45	15	1,078	(23)	1,115
Materials and Supplies	—	—	168	—	168
Deferred Income Taxes	12	—	124	—	136
Other Current Assets	6	—	195	(137)	64
International Terminals Assets Held for Sale	—		952	(506)	446

Total Current Assets	1,273	60	1,630	(666)	2,297
Properties	25	—	19,062	—	19,087
Accumulated Depreciation	(24)	—	(5,429)	—	(5,453)

Properties — Net	1	—	13,633	—	13,634
Investment in Conrail	331	—	4,347	—	4,678
Affiliates and Other Companies	—	—	263	(38)	225
Investment in Consolidated Subsidiaries	12,633	—	—	(12,633)	—
Other Long-term Assets	1,112	—	338	(524)	926

Total Assets	$15,350	$60	$20,211	$(13,861)	$21,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88	$—	$755	$(22)	$821
Labor and Fringe Benefits Payable	6	—	382	—	388
Payable to Affiliates	—	—	137	(137)	—
Casualty, Environmental and Other Reserves	5	—	275	—	280
Current Maturities of Long-term Debt	300	—	126	—	426
Short-term Debt	—	—	2	—	2
Income and Other Taxes Payable	1,464	—	(1,349)	(1)	114
Other Current Liabilities	21	8	115	—	144
International Terminals Assets Held for Sale	—	—	232	(33)	199

Total Current Liabilities	1,884	8	675	(193)	2,374
Casualty, Environmental and Other reserves	—	—	836	—	836
Long-term Debt	6,085	—	801	—	6,886
Deferred Income Taxes	(39)	—	3,746	—	3,707
Long-term Payable to Affiliates	396	—	128	(524)	—
Other Long-term Liabilities	576	48	970	(85)	1,509

Total Liabilities	$8,902	$56	$7,156	$(802)	$15,312

Shareholders’ Equity:
Preferred Stock	—	—	396	(396)	—
Common Stock	215	—	209	(209)	215
Other Capital	1,579	1	8,052	(8,053)	1,579
Retained Earnings	4,957	3	4,398	(4,401)	4,957
Accumulated Other Comprehensive Loss	(303)	—	—	—	(303)

Total Shareholders’ Equity	6,448	4	13,055	(13,059)	6,448

Total Liabilities and Shareholders’ Equity	$15,350	$60	$20,211	$(13,861)	$21,760

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Cash Flow Statements
Fiscal Year Ended December 31, 2004

	CSX	CSX Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in millions)
Operating Activities
Net Cash Provided (Used) by Operating Activities	$(93)	$1	$1,668	$(130)	$1,446

Investing Activities
Property Additions	—	—	(1,030)	—	(1,030)
Net Proceeds from Divestitures	—	—	55	—	55
Short-term Investments — Net	(247)	—	—	—	(247)
Other Investing Activities	84	—	719	(821)	(18)

Net Cash Provided (Used) by Investing Activities	(163)	—	(256)	(821)	(1,240)

Financing Activities
Short-term Debt — Net	100	—	(1)	—	99
Long-term Debt Issued	406	—	(5)	—	401
Long-term Debt Repaid	(303)	—	(131)	—	(434)
Dividends Paid	(88)	—	(197)	199	(86)
Other Financing Activities	(206)	—	(506)	752	40

Net Cash Provided (Used) by Financing Activities	(91)	—	(840)	951	20
Net Increase (Decrease) in Cash and Cash Equivalents	(347)	1	572	—	226
Cash and Cash Equivalents at Beginning of Period	1,163	45	(912)	—	296

Cash and Cash Equivalents at End of Period	$816	$46	$(340)	$—	$522

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Cash Flow Statements
Fiscal Year Ended December 26, 2003

	CSX	CSX Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in millions)
Operating Activities
Net Cash Provided (Used) by Operating Activities	$41	$—	$1,004	$(241)	$804

Investing Activities
Property Additions	—	—	(1,059)	—	(1,059)
Net Proceeds from Divestitures	214	—	12	—	226
Short-term Investments — Net	69	—	—	—	69
Other Investing Activities	29	—	207	(279)	(43)

Net Cash Provided (Used) by Investing Activities	312	—	(840)	(279)	(807)

Financing Activities
Short-term Debt — Net	(140)	—	(1)	—	(141)
Long-term Debt Issued	919	—	—	—	919
Long-term Debt Repaid	(175)	—	(325)	—	(500)
Dividends Paid	(86)	—	(239)	239	(86)
Other Financing Activities	29	61	(391)	281	(20)

Net Cash Provided (Used) by Financing Activities	547	61	(956)	520	172
Net Increase (Decrease) in Cash and Cash Equivalents	900	61	(792)	—	169
Cash and Cash Equivalents at Beginning of Period	263	(16)	(120)	—	127

Cash and Cash Equivalents at End of Period	$1,163	$45	$(912)	$—	$296

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Consolidating Cash Flow Statements
Fiscal Year Ended December 27, 2002

	CSX	CSX Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated

	(Dollars in millions)
Operating Activities
Net Cash Provided (Used) by Operating Activities	$288	$15	$1,041	$(217)	$1,127

Investing Activities
Property Additions	(4)	(19)	(1,057)	—	(1,080)
Net Proceeds from Divestitures	—	—	—	—	—
Short-term Investments — Net	135	(26)	241	—	350
Other Investing Activities	(10)	14	(29)	(20)	(45)

Net Cash Provided (Used) by Investing Activities	121	(31)	(845)	(20)	(775)

Financing Activities
Short-term Debt — Net	140	—	—	—	140
Long-term Debt Issued	746	—	2	—	748
Long-term Debt Repaid	(950)	—	(209)	—	(1,159)
Dividends Paid	(86)	—	(209)	209	(86)
Other Financing Activities	29	—	(62)	28	(5)

Net Cash Provided (Used) by Financing Activities	(121)	—	(478)	237	(362)
Net Increase (Decrease) in Cash and Cash Equivalents	288	(16)	(282)	—	(10)
Cash and Cash Equivalents at Beginning of Period	(25)	—	162	—	137

Cash and Cash Equivalents at End of Period	$263	$(16)	$(120)	$—	$127

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Quarterly Financial Data (Unaudited)(a)(b)

	2004				2003

Quarter	1st	2nd	3rd	4th	1st	2nd	3rd	4th

	(Dollars in millions, except per share amounts)
Operating Revenue	$1,915	$1,995	$1,938	$2,172	$1,960	$1,887	$1,823	$1,896
Operating Expense	1,763	1,714	1,688	1,855	1,808	1,628	1,951	1,659

Operating Income	152	281	250	317	152	259	(128)	237
Other Income (Expense)	(4)	6	32	38	—	28	30	35
Interest Expense	108	109	106	112	103	105	103	107

Earnings from Continuing Operations before Income Taxes	40	178	176	243	49	182	(201)	165
Income Tax Expense	13	60	62	84	17	68	(80)	53

Earnings from Continuing Operations	27	118	114	159	32	114	(121)	112
Discontinued Operations — Net of Tax	4	1	9	(93)	10	13	18	11
Cumulative Effect of Accounting Change — Net of Tax	—	—	—	—	57	—	—	—

Net Earnings	$31	$119	$123	$66	$99	$127	$(103)	$123

Earnings Per Share:
From Continuing Operations	$0.12	$0.55	$0.53	$0.74	$0.15	$0.53	$(0.56)	$0.52
Discontinued Operations	0.02	—	0.04	(0.43)	0.05	0.06	0.08	0.05
Cumulative Effect of Accounting Change	—	—	—	—	0.26	—	—	—

Net Earnings	$0.14	$0.55	$0.57	$0.31	$0.46	$0.59	$(0.48)	$0.57

Earnings Per Share Assuming Dilution:
From Continuing Operations	$0.12	$0.53	$0.51	$0.71	$0.15	$0.51	$(0.56)	$0.50
Discontinued Operations	0.02	—	0.04	(0.41)	0.05	0.06	$0.08	0.05
Cumulative Effect of Accounting Change	—	—	—	—	0.25	—	—	—

Net Earnings	$0.14	$0.53	$0.55	$0.30	$0.45	$0.57	$(0.48)	$0.55

Dividend Per Share	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10	$0.10

Market Price
High	$36.26	$33.04	$34.28	$40.46	$30.85	$33.16	$32.99	$36.29
Low	$28.80	$29.28	$29.96	$33.09	$25.50	$28.20	$28.92	$29.07

(a)	Periods presented are 13 week quarters, except for the fourth quarter of 2004, which was 14 weeks.

(b)	All periods presented have been restated for Discontinued Operations.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, CSX carried out an evaluation, under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.
      As of December 31, 2004, under the supervision and with the participation of the Company’s Chief Executive Officer (CEO) and the Chief Financial Officer (CFO), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2004. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including the Company’s Chief Executive Officer and Chief Financial Officer, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
      There were no changes in the Company’s internal control over financial reporting

Item 9B.	Other Information
      None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
      In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement, except for the information regarding the executive officers of the Registrant which is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11.	Executive Compensation
      In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management
      In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions
      In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.

Item 14.	Principal Accounting Fees and Services
      In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a)(1) Financial Statements
      See Index to Consolidated Financial Statements on page 43.
      (2) Financial Statement Schedules
      The information required by Rule 3-09 is included in Note 2 to the Consolidated Financial Statements, “Investment in and Integrated Rail Operations with Conrail.” The information required by Schedule II is included in Note 9 to the Consolidated Financial Statements, “Casualty, Environmental and Other Reserves.” All other financial statement schedules are not applicable.
      (3) Exhibits

2.1		Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holding Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc. and PRR Newco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

3.1		Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)

3.2		Bylaws of the Registrant, amended as of May 7, 2003 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)

4	.1(a)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant’s Form SE, dated September 7, 1990, filed with the Commission)

4	.1(b)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant’s Form SE, dated May 28, 1992, filed with the Commission)

4	.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-28523) filed with the Commission on June 5, 1997)

4	.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 1998)

4	.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

4	.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on October 27, 2003)

4	.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 3, 2004)
      Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Commission upon request.

10.1	CSX Stock Plan for Directors (as amended through January 1, 2004) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.2	Corporate Director Deferred Compensation Plan (as amended through January 1, 2004) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.3	CSX Corporation 2002 Corporate Director Deferred Compensation Plan (as amended through January 1, 2004) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.4	CSX Directors’ Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 1994)**

10.5	CSX Directors’ Matching Gift Plan (as amended through December 31, 2003) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.6	Special Employment Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)**

10.7	Restricted Stock Award Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)**

10.8	Railroad Retirement Benefits Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K filed with the Commission on February 26, 2003)**

10.9	Employment Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on July 30, 2003)**

10.10	Restricted Stock Award Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed with the Commission on July 30, 2003)**

10.11	Form of Employment Agreement with executive officers (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2005)**

10.12	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)**

10.13	1987 Long-Term Performance Stock Plan, as Amended and Restated effective April 25, 1996 (as amended through February 7, 2003) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.14	Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies (as amended through January 1, 1998) (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.15	2002 Deferred Compensation Plan of CSX Corporation and Affiliated Corporations (as amended through February 7, 2003) (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.16	Supplementary Savings Plan and Incentive Award Deferral Plan for Eligible Executives of CSX Corporation and Affiliated Companies (as Amended through February 7, 2003) (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)**

10.17	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001) (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)**

10.18	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001) (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)**

10.19	Senior Executive Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on March 17, 2000)**

10.20	CSX Omnibus Incentive Plan (as Amended through February 14, 2001) (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)**

10.21	1990 Stock Award Plan as Amended and Restated Effective February 14, 1996 (as amended through September 8, 1999) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2000)**

10.22	Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

10.23	Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.24	Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.25	Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2001)

10.26	Amendment, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004)

10.27	Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.28	Operating Agreement Termination Agreement, dated as of August 27, 2004, between New York Central Lines LLC and CSX Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.29	Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.30	Shared Assets Area Operating Agreement for Southern Jersey/ Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.31	Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.32	Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.33	Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.34	Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on April 30, 2004)**

10.35	Restricted Stock Award Agreement with T. L. Ingram (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on July 29, 2004)**

10.36	Stock Purchase Agreement, dated as of December 8, 2004, by and between CSX Corporation and Dubai Ports International FZE (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 13, 2004)

10.37		Special Employment Agreement with A.B. Fogarty, dated as of December 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)**

10.38		Amendment No. 1, dated as of December 13, 2004, to Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)**

10.39		Omnibus Closing Agreement, by and between CSX Corporation and Dubai Ports International FZE dated February 22, 2005 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2005)

12*		Computation of Ratio of Earnings to Fixed Charges

14		Code of Ethics (incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

21*		Subsidiaries of the Registrant

23	.1*	Consent of Ernst & Young LLP

24*		Powers of Attorney

31	.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31	.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32	.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

**	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE

Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: March 8, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 8, 2005.

Signature		Title

* Michael J. Ward		Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

* Oscar Munoz		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CAROLYN T. SIZEMORE Carolyn T. Sizemore		Vice President and Controller (Principal Accounting Officer)

*By:	/s/ ELLEN M. FITZSIMMONS Ellen M. Fitzsimmons	Senior Vice President — Law and Public Affairs Attorney-in-Fact

/s/ ELIZABETH E. BAILEY Elizabeth E. Bailey		Director

/s/ ROBERT L. BURRUS JR. Robert L. Burrus Jr.		Director

/s/ EDWARD J. KELLY III Edward J. Kelly III		Director

/s/ ROBERT D. KUNISCH Robert D. Kunisch		Director

/s/ SOUTHWOOD J. MORCOTT Southwood J. Morcott		Director

Signature	Title

/s/ DAVID M. RATCLIFFE David M. Ratcliffe	Director

/s/ CHARLES E. RICE Charles E. Rice	Director

/s/ WILLIAM C. RICHARDSON William C. Richardson	Director

/s/ FRANK S. ROYAL M.D. Frank S. Royal M.D.	Director

/s/ DONALD J. SHEPARD Donald J. Shepard	Director