Form 10-Q
period 2005-04-01
CSX CORP
filed 2005-05-04
CIK 277948

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 1, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 1-8022

CSX CORPORATION

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	62-1051971 (I.R.S. Employer Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL (Address of principal executive offices)	32202 (Zip Code)

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

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of April 1, 2005: 216,561,055 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2005
INDEX

PART I: FINANCIAL INFORMATION

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Quarters Ended
	April 1,	March 26,
	2005	2004
	(Dollars in Millions, Except Per Share Amounts)
Operating Income
Operating Revenue	$2,108	$1,920
Operating Expense (Note 9)	1,754	1,768

Operating Income	354	152

Other Income and Expense
Other Expense - Net (Note 10)	2	4
Interest Expense	114	108

Earnings
Earnings from Continuing Operations before Income Taxes	238	40
Income Tax Expense	84	13

Earnings from Continuing Operations	154	27
Discontinued Operations — Net of Tax (Note 3)	425	3

Net Earnings	$579	$30

Per Common Share
Earnings Per Share (Note 2):
Income from Continuing Operations	$0.72	$0.13
Discontinued Operations	1.97	0.01

Net Earnings	$2.69	$0.14

Earnings Per Share, Assuming Dilution (Note 2):
Income from Continuing Operations	$0.68	$0.13
Discontinued Operations	1.88	0.01

Net Earnings	$2.56	$0.14

Average Common Shares Outstanding (Thousands)	215,356	214,670

Average Common Shares Outstanding, Assuming Dilution (Thousands)	226,246	224,880

Cash Dividends Paid Per Common Share	$0.10	$0.10

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in Millions)	April 1, 2005	December 31, 2004
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments (Note 1)	$1,823	$859
Accounts Receivable — Net (Note 8)	1,163	1,143
Materials and Supplies	190	165
Deferred Income Taxes	115	20
Other Current Assets — Net (Note 8)	288	157
International Terminals Assets Held for Sale (Note 3)	—	643

Total Current Assets	3,579	2,987

Properties	25,964	25,852
Accumulated Depreciation	(6,082)	(5,907)

Properties — Net	19,882	19,945

Investment in Conrail (Note 7)	577	574
Affiliates and Other Companies	302	296
Other Long-term Assets — Net (Note 8)	752	779

Total Assets	$25,092	$24,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$939	$879
Labor and Fringe Benefits Payable	352	371
Casualty, Environmental and Other Reserves (Note 12)	314	312
Current Maturities of Long-term Debt	912	983
Short-term Debt	3	101
Income and Other Taxes Payable	463	170
Other Current Liabilities	79	115
International Terminals Liabilities Held for Sale (Note 3)	—	386

Total Current Liabilities	3,062	3,317

Casualty, Environmental and Other Reserves (Note 12)	726	735
Long-term Debt	6,208	6,234
Deferred Income Taxes	6,080	5,979
Other Long-term Liabilities	1,528	1,505

Total Liabilities	17,604	17,770

Shareholders’ Equity:
Common Stock, $1 Par Value	217	216
Other Capital	1,657	1,605
Retained Earnings	5,768	5,210
Accumulated Other Comprehensive Loss (Note 1)	(154)	(220)

Total Shareholders’ Equity	7,488	6,811

Total Liabilities and Shareholders’ Equity	$25,092	$24,581

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

(Dollars in Millions)	Quarters Ended
	April 1,	March 26,
	2005	2004

OPERATING ACTIVITIES
Net Earnings	$579	$30
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	209	167
Deferred Income Taxes	8	16
Gain on Sale of International Terminals — Net of Tax (Note 3)	(428)	—
Restructuring Charge (Note 16)	—	53
Other Operating Activities	(59)	7
Changes in Operating Assets and Liabilities:
Accounts Receivable	(14)	4
Other Current Assets	(41)	(51)
Accounts Payable	84	27
Other Current Liabilities	(29)	(49)

Net Cash Provided by Operating Activities	309	204

INVESTING ACTIVITIES
Property Additions	(167)	(264)
Net Proceeds from Sale of International Terminals (Note 3)	1,110	—
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 3)	(110)	—
Purchases of Short-term Investments	(1,093)	(343)
Proceeds from Sales of Short-term Investments	305	211
Other Investing Activities	(2)	(25)

Net Cash Provided by (Used in) Investing Activities	43	(421)

FINANCING ACTIVITIES
Short-term Debt — Net	(97)	152
Long-term Debt Issued	26	50
Long-term Debt Repaid	(112)	(32)
Dividends Paid	(22)	(22)
Other Financing Activities	41	3

Net Cash (Used in) Provided by Financing Activities	(164)	151

Net Increase (Decrease) in Cash and Cash Equivalents	188	(66)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	522	296

Cash and Cash Equivalents at End of Period	710	230
Short-term Investments at End of Period	1,113	217

Cash, Cash Equivalents and Short-term Investments at End of Period	$1,823	$447

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Basis of Presentation

     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at April 1, 2005 and December 31, 2004 and the Consolidated Income and Cash Flow Statements for the quarters ended April 1, 2005 and March 26, 2004, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2005 presentation.

     The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K.

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended April 1, 2005 and March 26, 2004. In 2004, the fourth quarter ending December 31, 2004, consisted of 14 weeks.

     Accumulated Other Comprehensive Loss consists of the following:

	Balance	Net Gain	Balance
(Dollars in Millions)	December 31, 2004	(Loss)	April 1, 2005
Minimum Pension Liability
(net of $161 of taxes as of December 31, 2004 and April 1, 2005)	$(292)	$—	$(292)
Fair Value of Fuel Derivatives	72	67	139
(net of $45 and $88 of taxes as of December 31, 2004 and April 1, 2005, respectively)
Other	—	(1)	(1)

Total	$(220)	$66	$(154)

     Other comprehensive income for the three months ended March 26, 2004 was $14 million primarily resulting from fuel hedging activities.

     CSX acquires auction rate securities and classifies these investments as available for sale. Accordingly, these investments are included in current assets as Short-term Investments on the Consolidated Balance Sheets. On the Consolidated Cash Flow Statements, purchases and sales of these assets are classified as investing activities.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. Earnings Per Share

     The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Quarters Ended
	April 1,	March 26,
	2005	2004
Numerator (Millions):
Earnings from Continuing Operations	$154	$27
Interest Expense on Convertible Debt — Net of Tax	1	1

Net Earnings from Continuing Operations, If-Converted	155	28
Discontinued Operations — Net of Tax	425	3

Net Earnings, If-Converted	580	31
Interest Expense on Convertible Debt — Net of Tax	(1)	(1)

Net Earnings	$579	$30

Denominator (Thousands):
Average Common Shares Outstanding	215,356	214,670
Convertible Debt	9,728	9,728
Effect of Potentially Dilutive Common Shares	1,162	482

Average Common Shares Outstanding, Assuming Dilution	226,246	224,880

Earnings Per Share:
Income from Continuing Operations	$0.72	$0.13
Discontinued Operations	1.97	0.01

Net Earnings	$2.69	$0.14

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$0.68	$0.13
Discontinued Operations	1.88	0.01

Net Earnings	$2.56	$0.14

     Basic earnings per share is based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares from convertible debt and employee stock options and awards.

	Quarters Ended
	April 1, 2005	March 26, 2004
Number of Stock Options Exercised (Thousands)	1,084	78

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. Earnings Per Share, Continued

     Certain potentially dilutive common shares at April 1, 2005 and March 26, 2004 were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table indicates information about potentially dilutive common shares excluded from the computation of earnings per share:

	Quarters Ended
	April 1, 2005	March 26, 2004
Number of Shares (Thousands)	7,431	18,400
Average Exercise / Conversion Price	$47.16	$42.43

     In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF states that contingently convertible debt instruments are subject to the “if-converted” method under SFAS 128, Earnings Per Share, regardless of fulfillment of any of the contingent features included in the instrument. Consequently, CSX is required to include approximately 10 million shares underlying its convertible debt instrument using the “if-converted” method in the computation of earnings per share, assuming dilution. Additionally, earnings per share, assuming dilution, has been restated for all prior periods presented.

     A substantial increase in the fair market value of the Company’s stock price could trigger contingent conditions for conversion and allow holders to convert their debentures into CSX common stock and thus negatively impact basic earnings per share.

NOTE 3. Discontinued Operations

     CSX sold its International Terminals business on February 22, 2005 for closing cash consideration of $1.142 billion, subject to final working capital and long-term debt adjustments that have yet to be determined. Of the gross proceeds, approximately $110 million was paid for the purchase of a minority interest in an International Terminals’ subsidiary, acquired during the first quarter of 2005 and divested as part of the sale to Dubai Ports International FZE. Other related cash transaction costs amounted to approximately $32 million. The Company expects to tender substantial income tax payments attributable to the transaction. The Company is considering various options regarding the use of net cash proceeds including, but not limited to, reduction of debt and other general corporate purposes.

     CSX recognized income of $683 million pretax, $428 million after tax, for the quarter ended April 1, 2005 as a result of the sale. Discontinued Operations for the three months ended April 1, 2005 also includes an after-tax loss on operations of $3 million from the International Terminals business.

     The results of operations and financial position of the Company’s former International Terminals business are reported as Discontinued Operations for all periods presented. Additional information about the sale is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. Discontinued Operations, Continued

     The following table provides information about amounts classified as International Terminals Assets and Liabilities Held for Sale within the Consolidated Balance Sheets.

December 31,
2004
(Dollars in Millions)
Balance Sheet Information:
Accounts Receivable — Net	$25
Other Current Assets	3
Properties — Net	87
Affiliates and Other Companies	523
Other Long-term Assets	5

International Terminals Assets Held for Sale	$643

Current Liabilities	$26
Short-term Debt	203
Long-term Deferred Income Taxes	16
Other Long-term Liabilities	141

International Terminals Liabilities Held for Sale	$386

     The following table provides information about amounts classified in Discontinued Operations within the Consolidated Income Statements.

	Quarters Ended
	April 1,	March 26,
	2005	2004
	(Dollars in Millions) (Unaudited)
Income Statement Information:
Revenues	$14	$48
Expenses	21	39

Operating Income	$(7)	$9

Other Expense	—	(5)

(Loss) Earnings Before Income Taxes	(7)	4
Income Tax (Benefit) Expense	(4)	1

Net (Loss) Income	$(3)	$3

     Discontinued Operations for the three months ended April 1, 2005 includes the results of operations from January 1, 2005 to the closing date of the transaction on February 22, 2005.

     Discontinued Operations for the three months ended March 26, 2004 includes International Terminals restructuring initiatives of $6 million for the quarter ended March 26, 2004, in an effort to maintain and improve productivity standards.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. Debt and Credit Agreements

     In February 2004, the Company executed a $100 million bank financing that matured February 25, 2005, which bore interest at a rate that varied with LIBOR plus an applicable spread. The Company settled this obligation with cash at maturity.

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

     The Company has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2005, which the Company expects to renew for an additional 364-day period. The facilities were entered into in May 2004 on terms substantially similar to the facilities they replaced: a $345 million unsecured revolving credit facility that expired in May 2004 and a $1.0 billion unsecured revolving credit facility that would have expired in May 2006. Generally, these facilities may be used for general corporate purposes, to support the Company’s commercial paper, and for working capital. Neither of the credit facilities was drawn on as of April 1, 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. Similar to the credit facilities they replaced, these credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. At April 1, 2005, the Company was in compliance with all covenant requirements under the facilities.

NOTE 5. Divestitures

     In February 2003, CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with The Carlyle Group. CSX Lines was subsequently renamed Horizon Lines LLC. Horizon subleased vessels and equipment from certain affiliates of CSX covering the primary financial obligations related to $249 million of leases under which CSX or one of its affiliates will remain a lessee / sublessor or guarantor. A deferred pretax gain of approximately $127 million as a result of the transaction is being recognized over the 12-year sublease term. The securities contained a term of 7 years and a preferred return feature. During the third quarter of 2003, CSX received a $15 million payment from Horizon Lines, which included $3 million of interest, in return of a portion of its investment in Horizon.

     In July 2004, Horizon was acquired by an unrelated third party, and CSX received $59 million, which included $48 million for the purchase of its ownership interest in Horizon, $4 million of interest, and a performance payment of $7 million, which will also be recognized over the 12-year sub-lease term. However, CSX and one of its affiliates will continue to remain a lessee / sublessor or guarantor on certain vessels and equipment as long as the subleases remain in effect. (See Note 13. Commitments and Contingencies.)

     CSX sold its International Terminals business on February 22, 2005. (See Note 3. Discontinued Operations.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. New Accounting Pronouncements

     SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure — an amendment of SFAS 123” was issued in December 2002. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to Statement 123’s fair value method of accounting for stock-based employee compensation and requires disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123 and adopted the disclosure requirements of SFAS 148. In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes-Merton valuation method and, accordingly, are expensed.

     The Company recognized pretax expense of $1 million and $7 million in fiscal quarters ended April 1, 2005, and March 26, 2004, respectively, for stock options granted in May 2003. Stock compensation expense for the fiscal quarter ended March 26, 2004 includes $5 million pretax recorded in conjunction with the Company’s management restructuring related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees (see Note 16. Management Restructuring). In addition to stock option expense, stock-based employee compensation expense included in reported net income consists of restricted stock awards, stock issued to directors and the Company’s long-term incentive compensation program for all periods presented.

     The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	April 1,	March 26,
Dollars in Millions, Except Per Share Amounts	2005	2004
Net Earnings — As Reported	$579	$30
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income — Net of Tax	4	5
Deduct: Total Stock-Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards — Net of Tax	(6)	(14)

Pro Forma Net Earnings	$577	$21
Interest Expense on Convertible Debt — Net of Tax	1	1

Pro Forma Net Earnings, If-Converted	$578	$22

Earnings Per Share:
Basic — As Reported	$2.69	$0.14
Basic — Pro Forma	$2.68	$0.10
Diluted — As Reported	$2.56	$0.14
Diluted — Pro Forma	$2.55	$0.10

     As discussed below, the Company will comply with SFAS 123(R), “Share-Based Payment”, effective January 1, 2006.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. New Accounting Pronouncements, Continued

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006. Because SFAS 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). However, had CSX adopted SFAS 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact of SFAS 123(R) on its consolidated financial statements, but does not expect the impact to be material.

     In 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” which requires a variable interest entity (“VIE”) to be consolidated by a company that is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the entity’s residual returns, or both. Interpretation No. 46 also requires disclosures about VIEs that a company is not required to consolidate but in which it has a significant variable interest. Also in 2003, Interpretation 46 (“46R”), a revision to FASB Interpretation No. 46, was issued to clarify some of the provisions of, and to exempt certain entities from, Interpretation 46 requirements. Under the rules of the new guidance, CSX consolidated Four Rivers Transportation (“FRT”), a shortline railroad, into its financial statements at the beginning of fiscal year 2004. The adoption of Interpretation No. 46 will not have a material impact on results of operations in future reporting periods. Previously, FRT was accounted for under the equity method of accounting.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. Investment in and Integrated Rail Operations with Conrail

     In August 2004, the ownership of portions of the Conrail Inc. (“Conrail”) system already operated by CSX Transportation, Inc (“CSXT”) and Norfolk Southern Railway Company (“NSR”), were transferred to and therefore directly owned by CSXT and NSR, and the parties consummated an exchange offer of new unsecured securities for unsecured securities of Conrail. Conrail’s secured debt and lease obligations are supported by new leases and subleases which became the direct lease and sublease obligations of CSXT and NSR.

     The Company recorded this transaction at fair value based on the results of an independent valuation. Since September 2004, the impact of the transaction has been included in the Company’s Consolidated Balance Sheets and Consolidated Income Statements.

     As a result of the transaction, the assets and liabilities transferred to CSXT are reflected in their respective line items in CSX’s Consolidated Balance Sheet.

     Additional information about this transaction is included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

Accounting and Financial Reporting Effects

     Prior to the spin-off transaction, CSX’s rail and intermodal operating revenue includes revenue from traffic moving on Conrail property. Operating expenses include costs incurred to handle such traffic and operate the Conrail lines. Rail operating expense includes an expense category, “Conrail Rents, Fees and Services,” which reflects:

1.	Right-of-way usage fees to Conrail through August 2004.

2.	Equipment rental payments to Conrail through August 2004.

3.	Transportation, switching, and terminal service charges provided by Conrail in the Shared Assets Areas that Conrail operates for the joint benefit of CSX and NSR.

4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.

5.	CSX’s 42% share of Conrail’s income before the cumulative effect of accounting change recognized under the equity method of accounting.

     Conrail will continue to own, manage, and operate the Shared Assets Areas for the joint benefit of CSXT and NSR. However, the spin-off transaction effectively decreased rents paid to Conrail after the transaction date, as some assets previously leased from Conrail are now owned by CSXT.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. Investment in and Integrated Rail Operations with Conrail, Continued

Transactions with Conrail

     As listed below, CSX has amounts payable to Conrail representing expenses incurred under the operating, equipment and shared area agreements with Conrail.

	Periods Ended
	April 1,	December 31,
	2005	2004
	(Dollars in Millions)
CSX Payable to Conrail	$53	$59

	Quarters Ended
	April 1,	March 26,
	2005	2004
	(Dollars in Millions)
Interest Expense Related to Conrail Advances	$—	$2

     On March 31, 2005, CSXT executed a long-term promissory note with a subsidiary of Conrail for $23 million which is included in Long-term Debt in the Company’s Consolidated Balance Sheet as of April 1, 2005. The note bears interest at 4.52% and matures on March 31, 2035.

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

NOTE 8. Allowance for Doubtful Accounts

     The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and other receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both current and long-term asset accounts. Allowance for doubtful accounts of $118 million and $95 million is included in the Consolidated Balance Sheets as of April 1, 2005 and December 31, 2004.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. Operating Expense

     CSX consolidated Operating Expense consists of the following:

	Quarters Ended
	April 1,	March 26,
	2005	2004
	(Dollars in Millions)
Labor and Fringe	$704	$686
Materials, Supplies and Other	461	416
Depreciation	205	162
Fuel	179	154
Building and Equipment Rent	132	137
Inland Transportation	56	74
Conrail Rents, Fees and Services	20	87
Miscellaneous	(3)	(1)
Restructuring Charges	—	53

Total	$1,754	$1,768

NOTE 10. Other Income (Expense)

     Other Income (Expense) consists of the following:

	Quarters Ended
	April 1,	March 26,
	2005	2004
	(Dollars in Millions)
Interest Income	$7	$3
Loss from Real Estate and Resort Operations	(8)	(7)
Minority Interest	(3)	(3)
Miscellaneous	2	3

Other Income (Expense)	$(2)	$(4)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. Derivative Financial Instruments

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

     Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $14 million and $26 million for the fair market value of the interest rate swap agreements at April 1, 2005 and December 31, 2004, respectively.

     The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. For the quarters ended April 1, 2005 and March 26, 2004, the Company reduced interest expense by approximately $5 million and $13 million, respectively, as a result of the interest rate swap agreements that were in place during each period. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

     The counterparties to the interest rate swap agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. Derivative Financial Instruments, Continued

Fuel Hedging

     In the third quarter of 2003, CSX began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.

     Following is a summary of outstanding fuel swaps:

April 1,
2005
Approximate Gallons Hedged (Millions)	271
Average Price Per Gallon	$0.80
Swap Maturities	April 2005 - July 2006

	2005	2006
Estimated % of Future Fuel Purchases Hedged at April 1, 2005	47%	9%

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter ended April 1, 2005 by $51 million. There was no material impact on fuel expense for the quarter ended March 26, 2004. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. Amounts are reclassified from Accumulated Other Comprehensive Loss as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements. See Note 1. Basis of Presentation, for the impact of fuel hedging activity on Accumulated Other Comprehensive Loss.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. Casualty, Environmental and Other Reserves

     Casualty, environmental and other reserves are provided for in the Consolidated Balance Sheets as follows:

	April 1, 2005			December 31, 2004
	Current	Long-term	Total	Current	Long-term	Total
	(Dollars in Millions)
Casualty and Other	$274	$556	$830	$272	$561	$833
Separation	20	130	150	20	135	155
Environmental	20	40	60	20	39	59

Total	$314	$726	$1,040	$312	$735	$1,047

Casualty Reserves

     Casualty reserves represent accruals for the uninsured portion of personal injury and occupational injury claims.

Personal Injury

     CSX retains an independent actuarial firm to assist management in assessing the value of CSX’s personal injury portfolio. An analysis is performed by the independent actuarial firm semi-annually. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSX’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process. Reserves for personal injury claims are $388 million and $383 million at April 1, 2005 and December 31, 2004, respectively.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. Casualty, Environmental and Other Reserves, Continued

     Asbestos and other occupational claim filings against the Company have been inconsistent. Accordingly, while the Company had concluded that a probable loss had occurred, it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. Claim filings increased and when they continued into 2003, the Company concluded that an estimate for incurred but not reported asbestos exposure liability needed to be recorded.

     CSX engaged a third party, who has extensive experience in performing asbestos and other occupational studies, to assist in assessing the unasserted liability exposure. The analysis is performed by the specialist semi-annually. The objective of the analysis is to determine the number of estimated incurred but not reported claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which claim filings and claim values could be estimated with more certainty.

     The methodology used by the specialists includes an estimate of future anticipated claims based on the Company’s average historical claim filing rates, future anticipated dismissal rates and settlement rates. CSX’s future liability for incurred but not reported claims is estimated by multiplying the future anticipated claims by the average settlement values.

     A summary of existing asbestos and other occupational claims activity is as follows:

	Quarter Ended	Year Ended
	April 1, 2005	December 31, 2004
Asserted Claims:
Open Claims — Beginning of Period	11,460	13,478
New Claims Filed	273	1,178
Claims Settled	(354)	(2,758)
Claims Dismissed	(40)	(438)

Open Claims — End of Period	11,339	11,460

     The amounts recorded by CSX for the occupational liabilities are based upon currently known facts. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation in the United States, could cause the actual costs to be higher or lower than projected.

     Reserves for asbestos related claims are $205 million and $212 million at April 1, 2005 and December 31, 2004, respectively. Reserves for other occupational related claims are $108 million and $110 million at April 1, 2005 and December 31, 2004, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. Casualty, Environmental and Other Reserves, Continued

Environmental Reserves

     CSX is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSX has been identified as a PRP at approximately 251 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Superfund or similar state statutes. A number of these proceedings are based on allegations that CSX, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.

     In addition, some of CSX’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in releases onto the property. Therefore, CSX is subject to environmental cleanup and enforcement actions including under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), also known as the Superfund law, as well as similar state laws that may impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct, which could be substantial. In the fourth quarter of 2004, CSX added $6 million of Conrail environmental claims, due to the Conrail spin-off transaction.

     At least once a quarter, CSX reviews its role with respect to each site identified. Based on the review process, CSX has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs at April 1, 2005 and December 31, 2004 were $60 million and $59 million, respectively. These liabilities, which are undiscounted, include amounts representing CSX’s estimate of unasserted claims, which CSX believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.

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

Separation Liability

     Separation liabilities at April 1, 2005 and December 31, 2004 provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years through general corporate funds.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. Commitments and Contingencies

Purchase Commitments

     The Company has a commitment under a long-term maintenance program for approximately 40% of CSX’s fleet of locomotives. The agreement expires in 2026 and approximates $5.8 billion. The long-term maintenance program is intended to provide CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $41 million and $37 million for the quarters ending April 1, 2005 and March 26, 2004, respectively.

     The Company has various commitments to purchase technology and communications services. The terms for the various agreements call for CSX to pay $36 million, $29 million and $26 million for the fiscal years ending 2005, 2006 and 2007, respectively. The largest obligation is for purchased communications services of $24 million per year for the years 2005 through 2007.

STB Proceeding

     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSX common carrier coal rates were unreasonably high. In February 2004, the STB issued a decision finding that the CSX common carrier rates were reasonable. While approving the rate levels, the STB also invited Duke to request a phase-in of rate increases over some time period. The nature and amount of any such phase-in is uncertain, and would only apply to billings subsequent to December 2001. In October 2004, the STB issued a decision denying Duke’s petition for reconsideration of its February 2004 ruling. In November 2004, Duke advised the STB that it would request phase-in relief, and filed a Petition for Review of the STB’s decisions in the United States Court of Appeals for the District of Columbia Circuit. CSX will continue to consider and pursue all available legal defenses in this matter. Administrative proceedings and legal appeals could take several years to resolve. A favorable outcome could result in gain realization in amounts that could be material to results of operations in the quarters received.

Self-Insurance

     The Company uses a combination of third-party and self-insurance, obtaining substantial amounts of commercial insurance for potential losses for third-party liability and property damages. Specified levels of risk (up to $35 million for property and $25 million for liability per occurrence) are retained on a self-insurance basis.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. Commitments and Contingencies, Continued

Guarantees

     The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by the Company in its business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the guaranteed party based on another entity’s failure to perform. As of April 1, 2005, the Company’s guarantees can be segregated into two main categories:

1.	Guarantees of approximately $314 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

2.	Guarantees of approximately $249 million relating to leases assumed as part of CSX’s conveyance of its interest in CSX Lines in February 2003, as discussed in Note 5. Divestitures.

     Upon consummation of the sale of the International Terminals business in the first quarter of 2005, the Company was no longer liable for the guarantees related to construction and cash deficiency support at several of the Company’s international terminals locations under development.

     The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

Other Legal Proceedings

     CSX is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a material adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

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

     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in Nature of Operations and Significant Accounting Policies (Note 1) in the CSX 2004 Annual Report on Form 10-K. Intersegment sales and transfers are generally accounted for as if the sales or transfers were to third parties, at current market prices.

     The International Terminals business segment has been reclassified to Discontinued Operations. (See Note 3. Discontinued Operations.)

     Business segment information for the quarters ended April 1, 2005 and March 26, 2004 is as follows:

	Surface Transportation
	Rail	Intermodal	Total	Other	Total
	(Dollars in Millions)
Quarter Ended April 1, 2005
Revenues from External Customers	$1,779	$329	2,108	$—	$2,108
Intersegment Revenues	—	—	—	—	—
Segment Operating Income	299	52	351	3	354
Assets	20,265	747	21,012	—	21,012

Quarter Ended March 26, 2004
Revenues from External Customers	$1,605	$315	$1,920	$—	$1,920
Intersegment Revenues	—	—	—	—	—
Segment Operating Income	132	19	151	1	152
Assets	12,848	590	13,438	1,035	14,473

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. Business Segments, Continued

     A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

(Dollars in Millions)
	Quarters Ended
	April 1,	March 26,
	2005	2004
Revenues:
Total External Revenues for Business Segments	$2,108	$1,920
Intersegment Revenues for Business Segments	—	—
Elimination of Intersegment Revenues	—	—

Total Consolidated Revenues	$2,108	$1,920

Operating Income:
Total Operating Income for Business Segments	$354	$152
Unallocated Corporate Expenses	—	—

Total Consolidated Operating Income	$354	$152

Assets:
Assets for Business Segments	$21,012	$14,473
Investment in Conrail	577	4,683
Elimination of Intersegment Payables (Receivables)	(593)	100
Non-segment Assets	4,096	2,817

Total Consolidated Assets	$25,092	$22,073

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. Employee Benefit Plans

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

     The following table presents components of net periodic benefit cost:

(Dollars in Millions)	Pension Benefits		Other Benefits
	April 1,	March 26,	April 1,	March 26,
	2005	2004	2005	2004
Service Cost	$8	$11	$2	$2
Interest Cost	27	28	6	6
Expected Return on Plan Assets	(30)	(34)	(1)	—
Amortization of Prior Service Cost	1	1	3	(1)
Amortization of Net Loss	6	3	—	4

Net Periodic Benefit Cost	$12	$9	$10	$11

SFAS 88 Curtailment Charges	—	6	—	15

Net Periodic Benefit Cost, Including Termination Benefits	$12	$15	$10	$26

     The Company expects to contribute $2 million to its pension plan in 2005.

     Due to the termination of employees under the management restructuring plan (see Note 16. Management Restructuring), a curtailment occurred in the Company’s defined benefit pension plans and postretirement medical plan. The estimated cost of the curtailments of $21 million was included in the management restructuring charge for the quarter ended March 26, 2004.

NOTE 16. Management Restructuring

     During 2004, Surface Transportation incurred restructuring charges related to the November 2003 management restructuring plan to streamline the structure, eliminate organizational layers and realign certain functions. For the quarter ended March 26, 2004, the Company recorded expense of $53 million for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. Summarized Consolidating Financial Data

     During 1987, a subsidiary of the Company entered into agreements to sell and lease back, by charter, three new U.S.–built, U.S.–flag, D-7 class container ships. CSX has guaranteed certain obligations which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). Another CSX entity became the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and obligor follows. Certain prior year amounts have been reclassified to conform to the current presentation.

Consolidating Income Statement

	CSX	CSX Vessel
(Dollars in Millions)	Corporation	Leasing	Other	Eliminations	Consolidated
Quarter ended April 1, 2005
Operating Revenue	$—	$—	$2,108	$—	$2,108
Operating Expense	(48)	—	1,802	—	1,754

Operating Income	48	—	306	—	354

Equity in Earnings of Subsidiaries	142	—	—	(142)	—
Other Income (Expense)	46	1	(28)	(21)	(2)
Interest Expense	93	—	42	(21)	114

Earnings from Continuing Operations before Income Taxes	143	1	236	(142)	238
Income Tax Expense (Benefit)	(8)	—	92	—	84

Earnings from Continuing Operations	151	1	144	(142)	154
Discontinued Operations — Net of Tax	428	—	(3)	—	425

Net Earnings (Loss)	$579	$1	$141	$(142)	$579

Quarter ended March 26, 2004
Operating Revenue	$—	$—	$1,920	$—	$1,920
Operating Expense	(23)	—	1,791	—	1,768

Operating Income	23	—	129	—	152

Equity in Earnings of Subsidiaries	88	—	—	(88)	—
Other Income (Expense)	(10)	1	12	(7)	(4)
Interest Expense	97	—	18	(7)	108

Earnings from Continuing Operations before Income Taxes	4	1	123	(88)	40
Income Tax Expense (Benefit)	(26)	—	39	—	13

Earnings from Continuing Operations	30	1	84	(88)	27
Discontinued Operations — Net of Tax	—	—	3	—	3

Net Earnings (Loss)	$30	$1	$87	$(88)	$30

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. Summarized Consolidating Financial Data, Continued

Consolidating Balance Sheet

		CSX Vessel
April 1, 2005	CSX Corporation	Leasing	Other	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Current Assets
Cash, Cash Equivalents and Short-term Investments	$1,978	$46	$(201)	$—	$1,823
Accounts Receivable — Net	(503)	8	1,676	(18)	1,163
Materials and Supplies	—	—	190	—	190
Deferred Income Taxes	9	—	106	—	115
Other Current Assets	1	—	413	(126)	288
International Terminals Assets Held for Sale	—	—	—	—	—

Total Current Assets	1,485	54	2,184	(144)	3,579

Properties	25	—	25,939	—	25,964
Accumulated Depreciation	24	—	6,058	—	6,082

Properties — Net	1	—	19,881	—	19,882
Investment in Conrail	—	—	577	—	577
Affiliates and Other Companies	—	—	302	—	302
Investment in Consolidated Subsidiaries	12,808	—	—	(12,808)	—
Other Long-term Assets	1,439	—	(582)	(105)	752

Total Assets	$15,733	$54	$22,362	$(13,057)	$25,092

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts Payable	$134	$4	$819	$(18)	$939
Labor and Fringe Benefits Payable	15	—	337	—	352
Payable to Affiliates	—	—	—	—	—
Casualty, Environmental and Other Reserves	—	—	440	(126)	314
Current Maturities of Long-term Debt	765	—	147	—	912
Short-term Debt	—	—	3	—	3
Income and Other Taxes Payable	401	—	62	—	463
Other Current Liabilities	17	—	62	—	79
International Terminals Assets Held for Sale	—	—	—	—	—

Total Current Liabilities	1,332	4	1,870	(144)	3,062

Casualty, Environmental and Other Reserves	—	—	726	—	726
Long-term Debt	5,010	—	1,198	—	6,208
Deferred Income Taxes	—	—	6,080	—	6,080
Long-term Payable to Affiliates	—	—	105	(105)	—
Other Long-term Liabilities	1,903	40	(416)	1	1,528

Total Liabilities	$8,245	$44	$9,563	$(248)	$17,604

SHAREHOLDERS’ EQUITY
Common Stock	217	—	181	(181)	217
Other Capital	1,657	1	8,084	(8,085)	1,657
Retained Earnings	5,768	9	4,395	(4,404)	5,768
Accumulated Other Comprehensive Loss	(154)	—	139	(139)	(154)

Total Shareholders’ Equity	7,488	10	12,799	(12,809)	7,488

Total Liabilities and Shareholders’ Equity	$15,733	$54	$22,362	$(13,057)	$25,092

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. Summarized Consolidating Financial Data, Continued

Consolidating Balance Sheet

	CSX	CSX Vessel
December 31, 2004	Corporation	Leasing	Other	Eliminations	Consolidated
	(Dollars in Millions)
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,110	$46	$(297)	$—	$859
Accounts Receivable — Net	(482)	19	1,631	(25)	1,143
Materials and Supplies	—	—	165	—	165
Deferred Income Taxes	9	—	11	—	20
Other Current Assets	—	—	283	(126)	157
International Terminals Assets Held for Sale	—	—	787	(144)	643

Total Current Assets	637	65	2,580	(295)	2,987

Properties	25	—	25,827	—	25,852
Accumulated Depreciation	(24)	—	(5,883)	—	(5,907)

Properties — Net	1	—	19,944	—	19,945

Investment in Conrail	—	—	574	—	574
Affiliates and Other Companies	—	—	306	(10)	296
Investment in Consolidated Subsidiaries	13,078	—	—	(13,078)	—
Other Long-term Assets	1,345	—	(352)	(214)	779

Total Assets	$15,061	$65	$23,052	$(13,597)	$24,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88	$19	$796	$(24)	$879
Labor and Fringe Benefits Payable	23	—	348	—	371
Payable to Affiliates	—	—	126	(126)	—
Casualty, Environmental and Other Reserves	—	—	312	—	312
Current Maturities of Long-term Debt	839	—	144	—	983
Short-term Debt	100	—	1	—	101
Income and Other Taxes Payable	54	—	116	—	170
Other Current Liabilities	18	—	98	(1)	115
International Terminals Assets Held for Sale	—	—	395	(9)	386

Total Current Liabilities	1,122	19	2,336	(160)	3,317

Casualty, Environmental and Other Reserves	—	—	735	—	735
Long-term Debt	5,021	—	1,213	—	6,234
Deferred Income Taxes	—	—	5,979	—	5,979
Long-term Payable to Affiliates	107	—	108	(215)	—
Other Long-term Liabilities	2,000	37	(500)	(32)	1,505

Total Liabilities	$8,250	$56	$9,871	$(407)	$17,770

Shareholders’ Equity:
Preferred Stock	—	—	107	(107)	—
Common Stock	216	—	189	(189)	216
Other Capital	1,605	1	8,107	(8,108)	1,605
Retained Earnings	5,210	8	4,706	(4,714)	5,210
Accumulated Other Comprehensive Loss	(220)	—	72	(72)	(220)

Total Shareholders’ Equity	6,811	9	13,181	(13,190)	6,811

Total Liabilities and Shareholders’ Equity	$15,061	$65	$23,052	$(13,597)	$24,581

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. Summarized Consolidating Financial Data, Continued

Consolidating Cash Flow Statements

	CSX	CSX
(Dollars in Millions)	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Three Months Ended April 1, 2005
Operating Activities
Net Cash Provided (Used) by Operating Activities	$48	$—	$378	$(117)	$309

Investing Activities
Property Additions	—	—	(167)	—	(167)
Net Proceeds from Sale of International Terminals	1,110	—	—	—	1,110
Purchase of Minority Interest in an International Terminals Subsidiary	(110)	—	—	—	(110)
Purchases of Short-term Investments	(782)	—	(311)	—	(1,093)
Proceeds from Sales of Short-term Investments	—	—	305	—	305
Other Investing Activities	74	—	238	(314)	(2)

Net Cash Provided (Used) by Investing Activities	292	—	65	(314)	43

Financing Activities
Short-term Debt — Net	(100)	—	3	—	(97)
Long-term Debt Issued	—	—	26	—	26
Long-term Debt Repaid	(75)	—	(37)	—	(112)
Cash Dividends Paid	(22)	—	(59)	59	(22)
Other Financing Activities	(58)	—	(273)	372	41

Net Cash Provided (Used) by Financing Activities	(255)	—	(340)	431	(164)

Net Increase in Cash and Cash Equivalents	85	—	103	—	188
Cash and Cash Equivalents at Beginning of Period	816	46	(340)	—	522

Cash and Cash Equivalents at End of Period	$901	$46	$(237)	$—	$710

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. Summarized Consolidating Financial Data, Continued

Consolidating Cash Flow Statements

	CSX	CSX
(Dollars in Millions)	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Three Months Ended March 26, 2004
Operating Activities
Net Cash Provided (Used) by Operating Activities	$5	$1	$249	$(51)	$204

Investing Activities
Property Additions	—	—	(264)	—	(264)
Purchases of Short-term Investments	(131)	—	(212)	—	(343)
Proceeds from Sales of Short-term Investments	—	—	211	—	211
Other Investing Activities	(1)	—	(24)	—	(25)

Net Cash Used by Investing Activities	(132)	—	(289)	—	(421)

Financing Activities
Short-term Debt — Net	150	—	2	—	152
Long-term Debt Issued	50	—	—	—	50
Long-term Debt Repaid	—	—	(32)	—	(32)
Cash Dividends Paid	(21)	—	(51)	50	(22)
Other Financing Activities	21	—	(19)	1	3

Net Cash Provided (Used) by Financing Activities	200	—	(100)	51	151

Net Increase (Decrease) in Cash and Cash Equivalents	73	1	(140)	—	(66)
Cash and Cash Equivalents at Beginning of Period	1,163	45	(912)	—	296

Cash and Cash Equivalents at End of Period	$1,236	$46	$(1,052)	$—	$230

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

EXECUTIVE SUMMARY

2005 Surface Transportation Highlights and Challenges

Revenue

     The first quarter of 2005 marked the 12th consecutive quarter of year-over-year revenue growth. Revenue increased 10% or $188 million year-over-year driven primarily by increased demand for coal due to both increased electricity generation and rebuilding of utility stockpile inventory. In addition, demand created from a generally strong industrial economy, continued yield management strategies and the Company’s fuel surcharge program, drove the merchandise market to record revenue levels.

Volume

     Overall volume during the first quarter of 2005 increased 1% versus last year. Volume growth achieved by coal traffic was partially offset by volume decreases from CSXI’s Network Simplification Initiative (“NSI”). NSI eliminated 26 weekly train starts in an effort to improve overall contribution by consolidating volumes on fewer trains.

Fuel Costs and Fuel Surcharge Program

     Fuel expenses increased 16% to $179 million in the first quarter, net of $51 million of fuel hedging benefits, due principally to the rising price per gallon of diesel fuel. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.1397 in the first quarter of 2005 versus $1.0171 in the first quarter of 2004. In addition, the fuel surcharge programs within Surface Transportation and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.

Operations

     As illustrated in the table below, key measures of network performance declined versus prior year. The Company continued to refine the operating network plan through the execution of the ONE Plan. While automotive network performance improved during the first quarter, overall service measurements declined. CSX remains focused on improving its operating performance through this process, which ultimately is expected to result in more reliable service and lower operating costs.

RAIL OPERATING STATISTICS (a)

		First Quarter
		2005	2004	% Change
Service Measurements	Average Velocity, All Trains (Miles Per Hour)	19.5	20.9	(7)%
	Average System Dwell Time (Hours)	30.0	27.2	(10)
	Average Total Cars-On-Line	234,209	230,746	(2)
	On -Time Originations	49.9%	52.8%	(5)
	On -Time Arrivals	37.7%	47.4%	(20)
	Average Recrews (Per Day)	65	60	(8)%

(a)	Amounts for 2005 are estimated.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Expenses

     The table below provides operating revenues and expenses by category for the three months ended April 1, 2005, compared to the three months ended March 26, 2004.

Surface
Transportation

	April 1,	March 26
(Dollars in Millions)	2005	2004	$ Change
Operating Revenue	$2,108	$1,920	$188

Operating Expense
Labor and Fringe	702	685	17
Materials, Supplies and Other	462	416	46
Depreciation	203	160	43
Fuel	179	154	25
Building and Equipment Rent	135	140	(5)
Inland Transportation	56	74	(18)
Conrail Rents, Fees and Services	20	87	(67)
Restructuring Charge — Net	—	53	(53)

Total Operating Expense	1,757	1,769	(12)

Operating Income	$351	$151	$200

Operating Ratio	83.3%	92.1%

(a)	Prior periods have been reclassified to conform to the current presentation.

International Terminals Divestiture

     CSX recognized income of $683 million pretax, $428 million after tax, for the quarter ended April 1, 2005 as a result of the sale of its International Terminals business in February 2005. Discontinued Operations for the three months ended April 1, 2005 also includes an after-tax loss on operations of $3 million from the International Terminals business.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

2005 Expectations

Revenue

     Revenue growth is expected to continue to outpace volume growth in 2005 due to a continued emphasis on price. Lower contributory traffic is either being re-priced or replaced by longer haul, more profitable business. The amount of any revenue and volume increase depends on several factors:

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

Operational Performance: Service is expected to improve with more consistent execution of the ONE Plan, which should result in improved average velocity and a more reliable service product. Consequently, additional volume may be captured as freight car availability increases due to improved asset utilization and reduced transit times. If service does not improve, volume growth could be flat to slightly negative.

Fuel Prices: Because of the fuel surcharge program and cost escalation clauses in long-term contracts, which include a fuel element, a portion of CSX’s revenue varies with the price of fuel, but these mechanisms only partially offset the inflation in fuel prices.

Operations

     Improvement in key operating measurements is targeted in 2005. Several factors can affect overall service levels:

Availability of Resources: Locomotive and train and engine employee availability are critical to operating plan execution. Management believes current resource plans, which include hiring additional train and engine employees and the acquisition of 100 new locomotives, will be sufficient to manage anticipated volume while improving service levels.

Volume: If volume growth significantly exceeds management’s expectations, additional train crew hiring and locomotive resources may be required, depending on the type and location of the volume growth. Deployment of additional resources could lag any surge in demand by several months due to the time required to hire and train employees or secure additional locomotives, subject to availability, which could negatively impact overall service levels during that period.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Risk Factors

Competition

     The Company experiences competition from other transportation providers including railroads and motor carriers that operate similar routes across its service area, and to a less significant extent barges, ships, and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSX and other railroads must build and maintain rail networks through the utilization of internal resources. If the scope and quality of these alternative methods of transportation are materially increased, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, there could be a material adverse effect on the Company’s results of operations, financial condition and liquidity.

Employees and Labor Union Relationships

     The Company considers employee relations with most of its unions generally to be good. Most of CSX’s employees are represented by labor unions and are covered by collective bargaining agreements. The bargaining agreements contain a moratorium clause that precludes serving new bargaining demands until a certain date. These agreements, which usually are bargained nationally by the National Railway Labor Conference (“NRLC”), normally contain the same moratorium date so all bargaining on agreement changes generally begins at approximately the same time. A round of bargaining started in 2000 when the moratorium provisions expired. Agreements have been reached with all but one of the unions. Negotiations with the union representing the machinists are in mediation. The machinists have asked the National Mediation Board to be released from mediation and the railroads have opposed that request. The machinists have sued the National Mediation Board seeking an order directing their release from mediation.

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

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Environmental Laws and Regulation

     The Company’s operations are subject to wide-ranging federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to water and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. The Company generates and transports hazardous and non-hazardous waste and materials in its current operations, and it has done so in its former operations. In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may be subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the cleanup of environmental contamination. Although the Company has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs as a result of any of the foregoing, and may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination, which could have a material adverse effect on results of operations, financial condition and liquidity.

Fuel Costs

     Fuel costs represent a significant expense of the Company’s Surface Transportation operations. Fuel prices can vary significantly from period to period and significant increases may have a material adverse effect on the Company’s operating results. Furthermore, fuel prices and supply are influenced considerably by international political and economic circumstances. If a fuel supply shortage arose from OPEC production restrictions, a disruption of oil imports or otherwise, fuel shortages, higher fuel prices and any subsequent price increases could, despite the Company’s fuel surcharge programs, materially adversely affect our operating results, financial condition and liquidity.

Future Acts of Terrorism or War

     Terrorist attacks, such as those that occurred on September 11, 2001, or in Madrid, Spain on March 11, 2004, any government response thereto or war may adversely affect results of operations, financial condition and liquidity. The Company’s rail lines and physical plant may be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have a material adverse effect on operating results, financial condition or liquidity. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Regulation and Legislation

     The Company is subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of DOT and other state and federal regulatory agencies as to rail operations and for a variety of health, safety, labor, environmental and other matters. Legislation passed by Congress or regulations issued by these organizations can significantly affect the costs and profitability of the Company’s business. In addition, the failure to comply with applicable laws and regulations could have a material adverse effect on the Company.

     In response to the heightened threat of terrorism in the wake of the September 11, 2001 attacks, federal, state and local governmental bodies are proposing and beginning to adopt various legislation and regulations relating to security issues that affect the transportation industry, including rules and regulations that affect the transportation of hazardous materials. Although the Company and the Federal Government has secured favorable filings from the US Court of Appeals for the District of Columbia Circuit and the Surface Transportation Board, legal proceedings continue and the ultimate outcome is uncertain. The extent to which other governmental bodies will ultimately take similar or related steps is also uncertain. Any legislation, regulations, or rules enacted by federal, state or local governmental bodies relating to security issues that affect rail and intermodal transportation have the potential to materially adversely affect the Company’s operations and costs.

Safety

     The Company faces inherent business risk of exposure to property damage and personal injury claims in the event of train accidents, including derailments. The Company is also subject to exposure to occupational injury claims. While the Company is working diligently to enhance its safety programs and to continue to raise the awareness levels of its employees concerning safety, the Company cannot ensure that it will not experience any material property damage, personal or occupational claims in the future or that it will not incur significant costs to defend such claims. Additionally, the Company cannot ensure that existing claims will not suffer adverse development not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors that are outside of the Company’s control. The Company engages outside parties to assist with the evaluation of certain of the occupational and personal injury claims, and believes that it is adequately reserved to cover all potential claims. However, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves.

Severe Weather

     The Company may face severe weather conditions and other natural occurrences, including floods, fires, hurricanes and earthquakes which may cause significant disruptions to the Company’s operations, and result in increased costs and liabilities and decreased revenues which could have a material adverse effect on operating results, financial condition and liquidity.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Quarter Ended April 1, 2005 Compared to Quarter Ended March 26, 2004

     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of a 52-week year ending on December 30, 2005. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended April 1, 2005 and March 26, 2004, and as of December 31, 2004. In 2004, the fourth quarter ended December 31, 2004, consisted of 14 weeks.

	CONSOLIDATED (a)(b)
	April 1,	March 26,	$
	2005	2004	Change
	(Dollars in Millions)(Unaudited)
Operating Revenue	$2,108	$1,920	$188
Operating Expense
Labor and Fringe	704	686	18
Materials, Supplies and Other	461	416	45
Depreciation	205	162	43
Fuel	179	154	25
Building and Equipment Rent	132	137	(5)
Inland Transportation	56	74	(18)
Conrail Rents, Fees & Services	20	87	(67)
Miscellaneous	(3)	(1)	(2)
Restructuring Charge	—	53	(53)

Total Operating Expense	1,754	1,768	(14)

Operating Income	$354	$152	$202

(a)	Prior periods have been reclassified to conform to the current presentation.

(b)	Consolidated operating income includes the operating results of Surface Transportation, the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Marine Services segment, and other items.

Consolidated Operating Revenue

     The three months ended April 1, 2005 demonstrated revenue growth increasing 10% or $188 million compared to the prior year comparable quarter primarily driven by yield management success, strong demand and the Company’s fuel surcharge program.

Consolidated Operating Income

     Consolidated operating expenses remained relatively flat as decreases in Conrail Rents, Fees and Services and the absence of the restructuring charges offset increases in other expense items. Overall consolidated operating income increased $202 million or 133% quarter over quarter.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

Interest Expense

     Interest expense increased $6 million compared to the prior year comparable period due to the higher rate of Conrail debt included in the Consolidated Balance Sheets as a result of the Conrail asset transfer in August 2004 combined with rising short-term interest rates and decreased benefit from the Company’s interest rate swaps.

Income Tax Expense

     The income tax expense for the period ended April 1, 2005 increased $71 million compared to the prior year comparable quarter, which is the result of higher consolidated operating income offset by a one-time, non-cash deferred income tax expense reduction stemming from the enactment of income tax legislation in one jurisdiction during the period.

Net Earnings

     CSX consolidated net earnings for the period ended April 1, 2005 increased $549 million compared to the prior year comparable quarter as the Company recognized income of $683 million pretax, $428 million after tax, as a result of the sale of its International Terminals business.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

     The following tables provide detail of operating revenue and expense by segment:

	RAIL
	April 1,	March 26,	$
	2005	2004	Change
	(Dollars in Millions)(Unaudited)
Operating Revenue	$1,779	$1,605	$174
Operating Expense
Labor and Fringe	682	666	16
Materials, Supplies and Other	410	365	45
Depreciation	193	150	43
Fuel	179	154	25
Building and Equipment Rent	101	102	(1)
Conrail Rents, Fees & Services	20	87	(67)
Inland Transportation	(105)	(101)	(4)
Restructuring Charge – Net	—	50	(50)

Total Operating Expense	1,480	1,473	7

Operating Income	$299	$132	$167

Operating Ratio	83.2%	91.8%

	INTERMODAL
	April 1,	March 26,	$
	2005	2004	Change
	(Dollars in Millions)(Unaudited)
Operating Revenue	$329	$315	$14
Operating Expense
Inland Transportation	161	175	(14)
Materials, Supplies and Other	52	51	1
Building and Equipment Rent	34	38	(4)
Labor and Fringe	20	19	1
Depreciation	10	10	—
Restructuring Charge – Net	—	3	(3)

Total Operating Expense	277	296	(19)

Operating Income	$52	$19	$33

Operating Ratio	84.2%	94.0%

(a)	Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Surface Transportation Results

     The following tables provide Surface Transportation carload and revenue data by service group and commodity:

SURFACE TRANSPORTATION TRAFFIC AND REVENUE(a)
 Loads (Thousands); Revenue (Dollars in Millions)

	First Quarter Loads			First Quarter Revenue
	2005	2004	% Change	2005	2004	% Change
Merchandise
Phosphates and Fertilizers	117	120	(3)%	$90	$89	1%
Metals	93	94	(1)	138	119	16
Forest Products	113	114	(1)	176	159	11
Food and Consumer	63	59	7	105	88	19
Agricultural Products	92	92	—	137	131	5
Chemicals	140	139	1	275	256	7
Emerging Markets	115	112	3	117	116	1

Total Merchandise	733	730	0	1,038	958	8

Automotive	125	125	—	208	202	3

Coal, Coke and Iron Ore
Coal	437	403	8	482	405	19
Coke and Iron Ore	21	17	24	24	17	41

Total Coal, Coke and Iron Ore	458	420	9	506	422	20
Other	—	—	—	27	23	17

Total Rail	1,316	1,275	3	1,779	1,605	11

Intermodal
Domestic	212	254	(17)	167	192	(13)
International	316	295	7	124	117	6
Other	—	—	—	38	6	533

Total Intermodal	528	549	(4)	329	315	4

Total Surface Transportation	1,844	1,824	1%	$2,108	$1,920	10%

(a)	Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Rail

Rail Operating Revenue

     Rail revenue increased $174 million or 11% for the quarter ended April 1, 2005 compared to the quarter ended March 26, 2004.

Merchandise

     Merchandise revenue was up 8% on relatively flat volume during the first quarter of 2005. All markets showed year-over-year improvement in revenue per car due to continued price increases and the Company’s fuel surcharge program.

•	Phosphates and Fertilizers – Strength in revenue yield offset volume weakness and mix changes, as overall revenue grew 1%. Domestic phosphate demand was soft, causing interior phosphate revenue to fall by 24% while shorter haul export phosphate revenue grew 15%.

•	Metals – Despite a 1% decline in volume, metals revenue grew 16% due to market pricing and favorable mix changes. Strong demand continues to sustain high levels of steel production, but the sources of the strength are beginning to shift from automotive to construction. Imports have also been strong.

•	Forest Products – Paper markets produced significantly higher revenue despite lower volume in several lines of business. Volume strength in lumber and panel markets was offset by declines in several paper markets. U.S. newsprint demand dropped over 4% during the first two months of the year, while imports continue to affect domestic paper production.

•	Food and Consumer – Volume was favorable by 7%, led by gains in building products and alcoholic beverages. Even stronger revenue gains of 19% were driven by continued yield management success and gains in transportation equipment.

•	Agricultural Products – Volume was flat due to weakness in domestic beans and processed products markets. However, revenue was favorable on strength in export and ethanol shipments, as well as revenue per car increases in feed ingredients, sweeteners and flour.

•	Chemicals – Revenue grew 7% on relatively flat volume. Gains were strongest in textile chemicals, bleach/paper chemicals, and petroleum products. The plastics market experienced volatility during the quarter as buyers reduced existing inventories; but revenue still grew 4%. Sand shipments were down due to car shortages and losses of marginal traffic.

•	Emerging Markets – Volume was favorable overall as strength in most lines of business offset weakness in military shipments. Volume strength was primarily driven by growth in northern aggregates of 32% and salt of 23%. An unfavorable military mix impact, drove an overall decline in revenue per car.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Automotive

     Revenue increased 3% on flat volume as a result of yield improvements. North American light vehicle production decreased 179,285 units, or roughly 4%, year over year. Inventory levels remain high, at 69 days for most manufacturers and 79 days for the Big 3. Manufacturers are using production downtime and incentives to address excess inventory.

Coal, Coke and Iron Ore

     Overall coal, coke and iron ore revenues were favorable 20% year over year. Volume was favorable 9% or 38,000 carloads. Growth was driven by volume gains in export, industrial, coke, and northern utility markets. Revenue per car growth was the result of market price increases and the Company’s fuel surcharge program offsetting slightly unfavorable mix. All lines of business reflect favorable year over year revenue-per-car gains.

Rail Operating Expense

     Labor and Fringe expenses increased $16 million in the first quarter of 2005 versus the prior year quarter. The effects of inflation continue to drive labor and fringe expense increases, along with increases in incentive compensation. These costs were partially offset by benefits realized from reduced staffing levels.

     Materials, Supplies and Other expenses increased $45 million during the first quarter of 2005 as compared to the prior year quarter. The increase is associated with volume and inflation related expenses as well as an increase in expenses related to the resolution of certain legal matters and higher reserve requirements for non-trade uncollectible accounts.

     Depreciation increased $43 million for the first quarter of 2005 due to an increased depreciation base, mainly attributable to the Conrail transaction, as assets previously leased from Conrail are now owned directly by CSX.

     Fuel increased $25 million for the quarter versus the prior year due to higher fuel prices, net of hedging benefits.

     Conrail Rents, Fees and Services decreased $67 million for the quarter primarily due to the Conrail transaction completed in the third quarter of 2004. This transaction decreased rents paid to Conrail, as assets previously leased from Conrail are now owned directly by CSX.

     Restructuring Charge of $50 million represents the 2004 charge for separation expenses related to the management restructuring announced in November 2003 at Surface Transportation.

Rail Operating Income

     Operating income was $299 million for the quarter ended April 1, 2005 compared to $132 million for the quarter ended March 26, 2004.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

RESULTS OF OPERATIONS, Continued

Intermodal

Intermodal Operating Revenue

Domestic

     The Network Simplification Initiative (NSI), severe west coast weather and service issues led to a 17% decrease in volume. Market rate increases partially offset the volume reduction and significantly improved revenue per unit.

International

     Revenue gains were largely driven by increases in traffic on the core network. Decreases in off-core and transcontinental traffic were impacted by marketing changes and the west coast embargo which was caused by severe weather.

Other

     Overall revenue strength was driven by favorable changes in incentive refund programs, fuel surcharge and an increase in per-diem and supplemental charges related to asset utilization.

Intermodal Operating Expense

     Intermodal operating expense decreased $19 million, or 6%, compared to the prior year quarter, resulting primarily from reduction in volume associated with NSI and western linehaul routes unfavorably impacted by the significant weather on the west coast.

Intermodal Operating Income

     Intermodal operating income increased $33 million, or 174%, compared to the prior year quarter due to favorable changes in incentive refund programs, fuel surcharge and an increase in per-diem and supplemental charges related to asset utilization. Continued yield improvements in the domestic business segment are also driving the increase.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES

     Cash, cash equivalents and short-term investments increased $964 million to $1.8 billion at April 1, 2005, from $859 million at December 31, 2004. Net cash proceeds from the disposition of the Company’s International Terminals business is the primary source of cash and cash equivalents during the three months ended April 1, 2005. The Company is considering options regarding the use of net cash proceeds including reduction of debt and other corporate purposes.

     Other current assets increased $131 million to $288 million as of April 1, 2005 as rising fuel prices continue to increase the Company’s fuel hedge asset.

     Other current liabilities decreased $36 million to $79 million primarily due to payments for the purchase of freight cars.

     See Note 4. Debt and Credit Agreements, for discussion of the Company’s revolving credit agreements.

     As of April 1, 2005, CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively. On March 30, 2004, Standard and Poor’s lowered the Company’s short-term rating from A-2 to A-3 and revised the outlook from stable to negative. On July 6, 2004, Moody’s Investor Service reaffirmed the Company’s short and long-term unsecured debt ratings, but adjusted the outlook from stable to negative. The Company’s short-term commercial paper program is rated A-3 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. This increases the Company’s borrowing costs in the commercial paper market and reduces the Company’s access to these funds because of the limited demand for A-3 commercial paper. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, the Company’s undrawn borrowing costs under the $1.2 billion and $400 million revolving credit facilities would not materially increase.

     The Company had no commercial paper outstanding at April 1, 2005 or December 31, 2004.

     CSX’s working capital at April 1, 2005 was $517 million, compared to a deficit of $330 million at December 31, 2004. This change is primarily driven by the net cash proceeds from the disposition of the Company’s International Terminals business and a decrease in debt that will become due within 12 months. The Company believes that in future periods working capital will return to a deficit. A working capital deficit is not unusual for the Company and other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.

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

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION

LIQUIDITY AND CAPITAL RESOURCES, Continued

FINANCIAL DATA

(Dollars in Millions)
	April 1,	December 31,
	2005	2004
Current Ratio	1.2	0.9
Debt Ratio	41%	48%
Ratio of Earnings to Fixed Charges	2.0x	2.0 x

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

CSX CORPORATION
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

     Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from that anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed elsewhere, may cause actual results to differ materially from those contemplated by these forward-looking statements:

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

CSX CORPORATION
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

CSX CORPORATION
ITEM 3: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     CSX addresses market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.

     The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. As of April 1, 2005, the Company had various interest rate swap agreements on $950 million of its fixed rate outstanding notes payable. In the event of a 1% increase or decrease in the LIBOR interest rate, the interest expense related to these agreements would increase or decrease approximately $10 million on an annual basis.

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of April 1, 2005, CSX had hedged approximately 47% and 9% of fuel purchases for 2005 and 2006, respectively. At April 1, 2005, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $3 million. The Company’s rail unit average annual fuel consumption is approximately 607 million gallons. A one-cent change in the price per gallon of fuel would affect fuel expense by approximately $3 million annually.

     The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

     Exclusive of derivative contracts that swap fixed interest rate notes to floating interest rates, CSX had approximately $434 million of floating rate debt outstanding at April 1, 2005. A 1% variance in interest rates would on average affect annual interest expense by approximately $4 million.

CSX CORPORATION
ITEM 4: CONTROLS AND PROCEDURES

     As of April 1, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of April 1, 2005. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Dated: May 2, 2005