Form 10-Q
period 2005-07-01
CSX CORP
filed 2005-08-02
CIK 277948

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended July 1, 2005
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of July 1, 2005: 216,959,519 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2005
INDEX

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Dollars in Millions, Except Per Share Amounts)	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004
Operating Revenue	$2,166	$1,997	$4,274	$3,917
Operating Expense
Labor and Fringe	707	665	1,403	1,343
Materials, Supplies and Other	438	435	907	859
Depreciation	205	159	410	321
Fuel	176	151	355	305
Building and Equipment Rent	127	140	259	277
Inland Transportation	64	70	120	144
Conrail Rents Fees and Services	19	82	39	169
Restructuring Charge	—	15	—	68
Miscellaneous	(1)	(2)	(4)	(3)

Total Operating Expenses	1,735	1,715	3,489	3,483

Operating Income	431	282	785	434

Other Income (Expense)
Other Income — Net (Note 9)	30	5	28	1
Debt Repurchase Expense (Note 4)	(192)	—	(192)	—
Interest Expense	(110)	(109)	(224)	(217)

Earnings
Earnings from Continuing Operations before Income Taxes	159	178	397	218
Income Tax (Benefit) Expense	(6)	60	78	73

Earnings from Continuing Operations	165	118	319	145
Discontinued Operations — Net of Tax (Note 3)	—	1	425	4

Net Earnings	$165	$119	$744	$149

Per Common Share
Earnings Per Share (Note 2):
Income from Continuing Operations	$0.76	$0.55	$1.48	$0.68
Discontinued Operations	—	—	1.97	0.01

Net Earnings	$0.76	$0.55	$3.45	$0.69

Earnings Per Share, Assuming Dilution (Note 2):
Income from Continuing Operations	$0.73	$0.53	$1.41	$0.66
Discontinued Operations	—	—	1.88	0.01

Net Earnings	$0.73	$0.53	$3.29	$0.67

Average Common Shares Outstanding (Thousands)	216,418	214,734	215,887	214,702

Average Common Shares Outstanding, Assuming Dilution (Thousands)	227,453	224,877	226,850	224,879

Cash Dividends Paid Per Common Share	$0.10	$0.10	$0.20	$0.20

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in Millions)	July 1, 2005	December 31, 2004

ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments (Note 1)	$513	$859
Accounts Receivable — Net (Note 8)	1,123	1,143
Materials and Supplies	196	165
Deferred Income Taxes	120	20
Other Current Assets — Net (Note 8)	252	157
International Terminals Assets Held for Sale (Note 3)	—	643

Total Current Assets	2,204	2,987

Properties	26,121	25,852
Accumulated Depreciation	(6,240)	(5,907)

Properties — Net	19,881	19,945

Investment in Conrail (Note 7)	583	574
Affiliates and Other Companies	310	296
Other Long-term Assets — Net (Note 8)	772	804

Total Assets	$23,750	$24,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$885	$879
Labor and Fringe Benefits Payable	429	371
Casualty, Environmental and Other Reserves (Note 11)	315	312
Current Maturities of Long-term Debt	618	983
Short-term Debt	3	101
Income and Other Taxes Payable	206	170
Other Current Liabilities	53	115
International Terminals Liabilities Held for Sale (Note 3)	—	386

Total Current Liabilities	2,509	3,317

Casualty, Environmental and Other Reserves (Note 11)	697	735
Long-term Debt	5,399	6,234
Deferred Income Taxes	6,006	5,979
Other Long-term Liabilities	1,522	1,530

Total Liabilities	16,133	17,795

Shareholders’ Equity:
Common Stock, $1 Par Value	217	216
Other Capital	1,678	1,605
Retained Earnings	5,912	5,210
Accumulated Other Comprehensive Loss (Note 1)	(190)	(220)

Total Shareholders’ Equity	7,617	6,811

Total Liabilities and Shareholders’ Equity	$23,750	$24,606

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM I: FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

(Dollars in Millions)	Six Months Ended
	July 1,	June 25,
	2005	2004

OPERATING ACTIVITIES
Net Earnings	$744	$149
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	418	332
Deferred Income Taxes	(51)	67
Gain on Sale of International Terminals — Net of Tax (Note 3)	(428)	—
Restructuring Charge (Note 15)	—	68
Other Operating Activities	(124)	(38)
Changes in Operating Assets and Liabilities:
Accounts Receivable	41	(47)
Other Current Assets	(45)	(18)

Accounts Payable	16	31
Other Current Liabilities	(242)	(25)

Net Cash Provided by Operating Activities	329	519

INVESTING ACTIVITIES
Property Additions	(381)	(484)
Net Proceeds from Sale of International Terminals (Note 3)	1,110	—
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 3)	(110)	—
Purchases of Short-term Investments	(1,576)	(719)
Proceeds from Sale of Short-term Investments	1,679	644
Other Investing Activities	1	(37)

Net Cash Provided by (Used in) Investing Activities	723	(596)

FINANCING ACTIVITIES
Short-term Debt — Net	(98)	702
Long-term Debt Issued	27	62
Long-term Debt Repaid	(1,213)	(379)
Dividends Paid	(44)	(43)
Other Financing Activities	55	3

Net Cash (Used in) Provided by Financing Activities	(1,273)	345

Net (Decrease) Increase in Cash and Cash Equivalents	(221)	268

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	522	296

Cash and Cash Equivalents at End of Period	301	564
Short-term Investments at End of Period	212	164

Cash, Cash Equivalents and Short-term Investments at End of Period	$513	$728

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation and subsidiaries (“CSX” or the “Company”) at July 1, 2005 and December 31, 2004, and the Consolidated Income and Cash Flow Statements for the quarters and six months ended July 1, 2005 and June 25, 2004, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2005 presentation.
     The Company suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in the Company’s most recent Annual Report and Form 10-K, 2005 First Quarterly Report on Form 10-Q and any Current Reports on Form 8-K.
     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended July 1, 2005 and June 25, 2004, the 26-week periods ended July 1, 2005 and June 25, 2004 and as of December 31, 2004. In 2004, the fourth quarter ending December 31, 2004, consisted of 14 weeks.
     Accumulated Other Comprehensive Loss consists of the following:

	Balance	Net Gain	Balance
(Dollars in Millions)	December 31, 2004	(Loss)	July 1, 2005

Minimum Pension Liability (net of $161 of taxes as of December 31, 2004 and July 1, 2005)	$(292)	$—	$(292)
Fair Value of Fuel Derivatives (net of $45 and $65 of taxes as of December 31, 2004 and July 1, 2005, respectively)	72	31	103
Other	—	(1)	(1)

Total	$(220)	$30	$(190)

     Other comprehensive income for the second quarter of 2004 was $28 million, after tax resulting from the increase in fair value of fuel derivative instruments. Other comprehensive income for the six months ended June 25, 2004 was $95 million after tax resulting from the increase in fair value of fuel derivative instruments and a reduction in the Company’s additional minimum pension liability. (See Note 10. Derivative Financial Instruments.)
     CSX acquires auction rate securities and classifies these investments as available for sale. Accordingly, these investments are included in current assets as Short-term Investments on the Consolidated Balance Sheets. On the Consolidated Cash Flow Statements, purchases and sales of these assets are classified as investing activities.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. Earnings Per Share
     The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

(Dollars In Millions, Except Per Share Amounts)	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004
Numerator:
Earnings from Continuing Operations	$165	$118	$319	$145
Interest Expense on Convertible Debt — Net of Tax	1	1	2	2

Net Earnings from Continuing Operations, If-Converted	166	119	321	147

Discontinued Operations — Net of Tax	—	1	425	4

Net Earnings, If-Converted	166	120	746	151
Interest Expense on Convertible Debt — Net of Tax	(1)	(1)	(2)	(2)

Net Earnings	$165	$119	$744	$149

Denominator (Thousands):
Average Common Shares Outstanding	216,418	214,734	215,887	214,702
Convertible Debt	9,728	9,728	9,728	9,728
Effect of Potentially Dilutive Common Shares	1,307	415	1,235	449

Average Common Shares Outstanding, Assuming Dilution	227,453	224,877	226,850	224,879

Earnings Per Share:
Income from Continuing Operations	$0.76	$0.55	$1.48	$0.68
Discontinued Operations	—	—	1.97	0.01

Net Earnings	$0.76	$0.55	$3.45	$0.69

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$0.73	$0.53	$1.41	$0.66
Discontinued Operations	—	—	1.88	0.01

Net Earnings	$0.73	$0.53	$3.29	$0.67

     Basic earnings per share is based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares from convertible debt and employee stock options and awards.

(In Thousands)	Quarters Ended		Six Months Ended
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Number of Stock Options Exercised	382	114	1,466	192

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. Earnings Per Share, Continued
     Certain potentially dilutive common shares at July 1, 2005, and June 25, 2004 were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table indicates information about potentially dilutive common shares excluded from the computation of earnings per share:

	Quarters Ended
	July 1, 2005	June 25, 2004
Number of Shares (Millions)	7	22
Average Exercise / Conversion Price	$47.61	$40.82

     In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share.” The EITF states that contingently convertible debt instruments are subject to the “if-converted” method under SFAS 128, Earnings Per Share, regardless of fulfillment of any of the contingent features included in the instrument. Consequently, CSX is required to include approximately 10 million shares underlying its convertible debentures using the “if-converted” method in the computation of earnings per share, assuming dilution. Additionally, earnings per share, assuming dilution, has been restated for all prior periods presented.
     A substantial increase in the fair market value of the Company’s stock price could trigger contingent conditions for conversion and allow holders to convert their debentures into CSX common stock and thus negatively impact basic earnings per share.
NOTE 3. Discontinued Operations
     CSX sold its International Terminals business, which included the capital stock of SL Service, Inc. (“SLSI”), in February 2005 for closing cash consideration of $1.142 billion, subject to final working capital and long-term debt adjustments that have yet to be determined. Of the gross proceeds, approximately $110 million was paid for the purchase of a minority interest in an International Terminals’ subsidiary, acquired during the first quarter of 2005 and divested as part of the sale to Dubai Ports International FZE (“DPI”). Other related cash transaction costs amounted to approximately $32 million. The Company has paid and expects to make additional substantial income tax payments attributable to the transaction.
     CSX recognized income of $683 million pretax, $428 million after tax, for the six months ended July 1, 2005 as a result of the sale. Discontinued Operations for the six months ended July 1, 2005 also includes revenue of $14 million and an after-tax loss on operations of $3 million from the International Terminals business through the closing date of the transaction in February 2005. Discontinued operations for the quarter and six months ended June 25, 2004 include revenue of $38 million and $86 million, respectively.
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

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. Debt and Credit Agreements
     In June 2005, the Company repurchased $1.0 billion of its publicly-traded notes listed below pursuant to offers to purchase that commenced in May 2005, and expired in June 2005.
(Dollars in Millions)

		Aggregate Principal
		Amount of Tendered
	Principal Amount	Notes Accepted for
Notes	Outstanding	Purchase

CSX 2.75% Notes due 2006	$200	$186
CSX 9% Notes due 2006	300	206
CSX Floating Rate Notes due 2006	300	58
CSX 8.625% Notes due 2022	200	84
CSX 7.95% Notes due 2027	500	227
CSX 8.10% Notes due 2022	150	57
CSX 7.25% Notes due 2027	250	167
CSX 7.90% Notes due 2017	400	15

	$2,300	$1,000

     The total consideration paid for these notes totaled $1.2 billion, which includes a pretax charge of $192 million for costs to repurchase the debt which primarily reflects the market value above original issue value. The Company used cash on hand to finance this repurchase.
     The Company has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2006. The facilities were entered into in May 2004 and May 2005, respectively, on terms substantially similar to the facilities they replaced: a $1.0 billion unsecured revolving credit facility that would have expired in May 2006 and a $400 million unsecured revolving credit facility that would have expired in May 2005. Generally, these facilities may be used for general corporate purposes, to support the Company’s commercial paper, and for working capital. Neither of the credit facilities was drawn on as of July 1, 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon our senior unsecured debt ratings. At July 1, 2005, the Company was in compliance with all covenant requirements under the facilities.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. Share-Based Compensation
     As permitted under SFAS 148, the Company has adopted the fair value recognition provisions on a prospective basis and, accordingly, recognized expense for stock options granted in May 2003.

(Dollars in Millions)	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004
Stock Option Compensation Expense	$1	$2	$2	$9
     Stock compensation expense includes $5 million recorded in conjunction with the Company’s management restructuring for the six-month period ended June 25, 2004 related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees (see Note 15. Management Restructuring). In addition to stock option expense, stock-based employee compensation expense included in reported net income consists of restricted stock awards, stock issued to directors and the Company’s long-term incentive compensation program for all periods presented.
     The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

(Dollars in Millions, Except Per Share Amounts)	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004
Net Earnings — As Reported	$165	$119	$744	$149
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income — Net of Tax	7	3	11	8
Deduct: Total Stock-Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards — Net of Tax	(8)	(5)	(14)	(19)

Pro Forma Net Earnings	$164	$117	$741	$138
Interest Expense on Convertible Debt — Net of Tax	1	1	2	2

Pro Forma Net Earnings, If-Converted	$165	$118	$743	$140

Earnings Per Share:
Basic — As Reported	$0.76	$0.55	$3.45	$0.69
Basic — Pro Forma	$0.76	$0.54	$3.43	$0.64

Diluted — As Reported	$0.73	$0.53	$3.29	$0.67
Diluted — Pro Forma	$0.73	$0.52	$3.28	$0.62

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. Currently, the Company uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006. Compensation cost for unvested awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). The new rules must be applied to new and existing unvested awards on the effective date. The Company adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date). Had CSX adopted SFAS 123(R) in prior periods, the impact would have estimated the impact of SFAS 123 as described in the disclosure of pro forma net income and earnings per share in Note 5. Share-Based Compensation. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact of SFAS 123(R) on its consolidated financial statements, but does not expect the impact to be material.
     Currently, the Company’s stock-based employee compensation expense is recognized over the amortization period which could continue beyond the date an employee is eligible for retirement. Upon adoption of SFAS 123(R), if the Company allows retirement eligibility (which is based on age and years of service) for new stock awards granted, the expense recognition period for these awards will not extend beyond the date an employee is eligible for retirement, resulting in the Company recognizing this expense over a shorter period of time.
NOTE 7. Investment in and Integrated Rail Operations with Conrail
     In August 2004, the ownership of portions of the Conrail Inc. (“Conrail”) system already operated by CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NSR”), were transferred to and therefore directly owned by CSXT and NSR, and the parties consummated an exchange offer of new unsecured securities for unsecured securities of Conrail. Conrail’s secured debt and lease obligations are supported by new leases and subleases which became the direct lease and sublease obligations of CSXT and NSR.
     The Company recorded this spin-off transaction at fair value based on the results of an independent valuation. Since September 2004, the impact of the transaction has been included in the Company’s Consolidated Balance Sheets and Consolidated Income Statements.
     As a result of the transaction, the assets and liabilities transferred to CSXT are reflected in their respective line items in CSX’s Consolidated Balance Sheet.
     Additional information about this transaction is included in the Company’s annual report on Form 10-K for the year ended December 31, 2004.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. Investment in and Integrated Rail Operations with Conrail, Continued
Accounting and Financial Reporting Effects
     For periods prior to the spin-off transaction, CSX’s rail and intermodal operating revenue included revenue from traffic moving on the Conrail property. Operating expenses included costs incurred to handle such traffic and to operate the Conrail lines. Rail operating expense included an expense category, “Conrail Rents, Fees and Services,” which reflected:
1.	Right-of-way usage fees paid to Conrail through August 2004.

2.	Equipment rental payments to Conrail through August 2004.

3.	Transportation, switching, and terminal service charges levied by Conrail in the Shared Assets Areas that Conrail operates for the joint benefit of CSXT and NSR.

4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.

5.	CSX’s 42% share of Conrail’s income before the cumulative effect of accounting change recognized under the equity method of accounting.
     Conrail will continue to own, manage, and operate the Shared Assets Areas for the joint benefit of CSXT and NSR. However, the spin-off transaction effectively decreased rents paid to Conrail after the transaction date, as some assets previously leased from Conrail are now owned by CSXT.
Transactions with Conrail
     As listed below, CSX owes certain amounts to Conrail representing expenses incurred under the operating, equipment and Shared Assets Area agreements with Conrail.

(Dollars in Millions)	Periods Ended
	July 1,	December 31,
	2005	2004
CSX Payable to Conrail	$39	$59
     As a result of the spin-off transaction, liabilities associated with Conrail advances to CSX were transferred to CSXT. Consequently, there is no longer an advance between CSX and Conrail. For the quarter and six months ended June 25, 2004, interest expense on Conrail advances amounts to $2 million and $4 million, respectively.
     In March 2005, CSXT executed a long-term promissory note with a subsidiary of Conrail for $23 million, which is included in Long-term Debt in the Company’s Consolidated Balance Sheet as of April 1, 2005. The note bears interest at 4.52% and matures in March 2035.
     The agreement under which CSXT operated its allocated portion of the Conrail route system was terminated upon consummation of the spin-off transaction as CSXT then became the direct owner of its allocated portion of the Conrail system. Leases and subleases of Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the equipment under these agreements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and other receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against both current and long-term asset accounts. Allowance for doubtful accounts of $123 million and $95 million is included in the Consolidated Balance Sheets as of July 1, 2005 and December 31, 2004.
NOTE 9. Other Income — Net
     Other Income — Net consists of the following:

(Dollars in Millions)	Quarters Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2005	2004	2005	2004
Interest Income	$15	$5	$22	$8
Income (Loss) from Real Estate and Resort Operations	24	5	16	(2)
Minority Interest	(7)	(4)	(10)	(7)
Miscellaneous	(2)	(1)	—	2

Other Income — Net	$30	$5	$28	$1

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Derivative Financial Instruments
     CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.
Interest Rate Swaps
     CSX has entered into various interest rate swap agreements on the following fixed rate notes:
(Dollars in Millions)

Maturity Date	Notional Amount	Fixed Interest Rate
August 15, 2006	$94	9.00%
May 1, 2007	450	7.45%
May 1, 2032	150	8.30%

Total/Average	$694	7.84%
     Under these agreements, the Company will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. The Company’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $11 million and $26 million for the fair market value of the interest rate swap agreements at July 1, 2005 and December 31, 2004, respectively.
     The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. For the quarter and six months ended July 1, 2005, the Company reduced interest expense by approximately $3 million and $8 million, respectively, as a result of the interest rate swap agreements that were in place during each period. For the quarter and six-month period ended June 25, 2004, the Company reduced interest expense by approximately $8 million and $21 million, respectively. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.
     In June 2005, the Company purchased $206 million in aggregate principal amount of its publicly-traded 9% Notes due 2006 (see Note 4. Debt and Credit Agreements), and settled an identical portion of the corresponding interest rate swap agreement. The partial settlement of this interest rate swap agreement resulted in no effect on results of operations for the quarter ended July 1, 2005.
     The counterparties to the interest rate swap agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Derivative Financial Instruments, Continued
Fuel Hedging
     In 2003, CSX began a program to hedge a portion of its future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of its estimated future fuel purchases.
     Following is a summary of outstanding fuel swaps:

July 1,
2005
Approximate Gallons Hedged (Millions)	187
Average Price Per Gallon	$0.81
Swap Maturities	July 2005 — July 2006

	2005	2006

Estimated % of Future Fuel Purchases Hedged at end of period	43%	9%

     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSX’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter and six months ended July 1, 2005 by $63 million and $114 million, respectively. Fuel hedging activity favorably impacted fuel expense for the quarter and six months ended June 25, 2004 by $4 million. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.
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
     The Company has temporarily suspended entering into new swaps in its fuel hedge program since the third quarter of 2004. The Company will continue to monitor and assess the current issues facing the global fuel marketplace to decide whether and when to resume hedging under the program.
     The counterparties to the fuel hedge agreements expose the Company to credit loss in the event of non-performance. The Company does not anticipate non-performance by the counterparties.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Casualty, Environmental and Other Reserves
     Casualty, environmental and other reserves are provided for in the Consolidated Balance Sheets as follows:

(Dollars in Millions)	July 1, 2005			December 31, 2004
	Current	Long-term	Total	Current	Long-term	Total
Casualty and Other	$275	$543	$818	$272	$561	$833
Separation	20	114	134	20	135	155
Environmental	20	40	60	20	39	59

Total	$315	$697	$1,012	$312	$735	$1,047

Casualty Reserves
     Casualty reserves represent accruals for the uninsured portion of personal injury and occupational injury claims.
Personal Injury
     CSX retains an independent actuarial firm to assist management in assessing the value of CSX’s personal injury portfolio. An analysis is performed by the independent actuarial firm semi-annually. The methodology used by the actuary includes a development factor to reflect growth in the value of the Company’s personal injury claims. This methodology is based largely on CSX’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties surrounding the litigation process. Reserves for personal injury claims are $401 million and $383 million at July 1, 2005 and December 31, 2004, respectively.
Occupational
     Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents, and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.
     Reserves for asbestos related claims are $198 million and $212 million at July 1, 2005 and December 31, 2004, respectively. Reserves for other occupational related claims are $108 million and $110 million at July 1, 2005 and December 31, 2004, respectively.
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

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Casualty, Environmental and Other Reserves, Continued
     CSX engaged a third party specialist, who has extensive experience in performing asbestos and other occupational studies, to assist in assessing the unasserted liability exposure. The analysis is performed by the specialist semi-annually. The objective of the analysis is to determine the number of estimated incurred but not reported claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which claim filings and claim values could be estimated with more certainty.
     The methodology used by the specialist includes an estimate of future anticipated claims based on the Company’s average historical claim filing rates, future anticipated dismissal rates and settlement rates. CSX’s future liability for incurred but not reported claims is estimated by multiplying the future anticipated claims by the average settlement values.
     In review of asbestos claims, the Company has observed that recent filing rates have declined. A trend in declining filing rates could result in a reduction of the reserve for asbestos related claims. Because the pace of asbestos claim filings have been inconsistent, the Company has not yet determined the decline to be a trend.
     A summary of existing asbestos and other occupational claims activity is as follows:

	Six Months Ended	Twelve Months Ended
	July 1, 2005	December 31, 2004
Asserted Claims:
Open Claims — Beginning of Period	11,460	13,478
New Claims Filed	432	1,178
Claims Settled	(746)	(2,758)
Claims Dismissed	(304)	(438)

Open Claims — End of Period	10,842	11,460

     Approximately 6,000 of the open claims at July 1, 2005 are asbestos claims against the Company’s previously owned international container-shipping business, Sea-Land. Because the Sea-Land claims are against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The remaining open claims have been asserted against CSXT. The Company had approximately $13 million reserved for the Sea-Land claims at July 1, 2005 and December 31, 2004.
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
     While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of CSX management that none of these items, when finally resolved, will have a materially adverse effect on the Company’s financial position or liquidity. However, should a number of these items occur in the same period, it could have a materially adverse effect on the results of operations in a particular quarter or fiscal year.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Casualty, Environmental and Other Reserves, Continued
Separation Liability
     Separation liabilities at July 1, 2005 and December 31, 2004 provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds.
Environmental Reserves
     CSX is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. CSX has been identified as a potentially responsible party (“PRP”) at approximately 262 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, or similar state statutes. A number of these proceedings are based on allegations that CSX, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.
     In addition, some of CSX’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in releases onto the property. Therefore, CSX is subject to environmental cleanup and enforcement actions under the Superfund law, as well as similar state laws that may impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct, which could be substantial.
     At least once a quarter, CSX reviews its role with respect to each site identified. Based on the review process, CSX has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs at July 1, 2005 and December 31, 2004 were $60 million and $59 million, respectively. These liabilities, which are undiscounted, include amounts representing CSX’s estimate of unasserted claims, which CSX believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.
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
NOTE 12. Commitments and Contingencies
Purchase Commitments
     The Company has a commitment under a long-term maintenance program for approximately 40% of CSX’s fleet of locomotives. The agreement expires in 2026 and the costs expected to be incurred under the agreement approximate $5.8 billion. The long-term maintenance program is intended to provide CSX access to efficient, high-quality locomotive maintenance services at fixed price levels through the term of the program. Under the program, CSX paid $43 million and $84 million for the quarter and six months ending July 1, 2005, respectively. The Company paid $38 million and $75 million during the quarter and six months ended June 25, 2004, respectively.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. Commitments and Contingencies, Continued
STB Proceeding
     In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSXT common carrier coal rates were unreasonably high. In June 2005, CSXT and Duke reached a settlement agreement pursuant to which Duke dismissed the STB proceedings with prejudice. Consequently, the Company reversed a $17 million reserve which increased coal, coke and iron ore revenue in the second quarter of 2005. Duke and CSXT have entered into a transportation contract establishing commercial terms for the future transportation of coal to Duke power plants served by CSXT.
Insurance
     The Company maintains numerous insurance programs, most notably for third party casualty liability and the CSX property damage and business interruption property insurance with substantial limits; a specific amount of risk ($25 million per occurrence) is retained by the Company on both programs.
Guarantees
     The Company and its subsidiaries are contingently liable individually and jointly with others as guarantors of obligations principally relating to leased equipment, joint ventures and joint facilities used by the Company in its business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the guaranteed party based on another entity’s failure to perform. As of July 1, 2005, the Company’s three main guarantees are as follows:
1.	Guarantees of approximately $249 million relating to leases assumed as part of the conveyance of its interest in a former subsidiary, CSX Lines, (subsequently renamed to Horizon Lines LLC “Horizon”). CSX guarantees approximately $249 million relating to leases assumed as part of this conveyance. CSX believes Horizon will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

2.	Guarantee of approximately $87 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. The Company is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee. CSX management does not expect that the Company will be required to make any payments under this guarantee for which CSX will not be reimbursed.

3.	Guarantee of approximately $13 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which the Company is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such lease, and CSX will have no further liabilities for those obligations. During the second quarter of 2005, Maersk assumed and the Company was consequently released from approximately $301 million of its obligation for other lease commitments.
     The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. Commitments and Contingencies, Continued
Other Legal Proceedings
     CSX is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a materially adverse effect on the results of operations, financial position or liquidity of CSX. However, an unexpected adverse resolution of one or more of these items could have a materially adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. Business Segments
     The Company operates primarily in two business segments: rail and intermodal. The rail segment provides rail freight transportation over a network of more than 22,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America. The Company’s segments are strategic business units that offer different services and are managed separately. The rail and intermodal segments are also viewed on a combined basis as Surface Transportation operations.
     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in Nature of Operations and Significant Accounting Policies (Note 1) in the CSX 2004 Annual Report on Form 10-K.
     Prior to the conveyance of CSX Lines, it was a segment of CSX and was presented with International Terminals on a combined basis as the Marine Services operations of the Company. Results for CSX Lines are now presented in the Other column, which primarily represents the pretax gain amortization of approximately $127 million as a result of the conveyance being recognized over the 12-year sublease term. The Other column also includes net sublease income from assets formerly included in the Marine Services segment and other items.
     The International Terminals business segment has been reclassified to Discontinued Operations. (See Note 3. Discontinued Operations.)
     Business segment information for the quarters ended July 1, 2005 and June 25, 2004 is as follows:
(Dollars in Millions)

	Surface Transportation
	Rail	Intermodal	Total	Other	Total

Quarter Ended July 1, 2005
Revenues from External Customers	$1,836	$330	$2,166	$—	$2,166
Segment Operating Income	367	55	422	9	431
Assets	20,401	797	21,198	—	21,198

Quarter Ended June 25, 2004
Revenues from External Customers	$1,672	$325	$1,997	$—	$1,997
Segment Operating Income	249	31	280	2	282
Assets	13,119	623	13,742	1,045	14,787

Six Months Ended July 1, 2005
Revenues from External Customers	$3,615	$659	$4,274	$—	$4,274
Segment Operating Income	666	107	773	12	785
Assets	20,401	797	21,198	—	21,198

Six Months Ended June 25, 2004
Revenues from External Customers	$3,277	$640	$3,917	$—	$3,917
Segment Operating Income	381	50	431	3	434
Assets	13,119	623	13,742	1,045	14,787

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. Business Segments, Continued
     A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:
(Dollars in Millions)

	Quarter Ended
	July 1,	June 25,
	2005	2004

Assets:
Assets for Business Segments	$21,223	$14,787
Investment in Conrail	583	4,691
Elimination of Intersegment Payables (Receivables)	(622)	131
Non-segment Assets	2,566	2,843

Total Consolidated Assets	$23,750	$22,452

NOTE 14. Employee Benefit Plans
     The Company sponsors defined benefit pension plans, principally for salaried, non-contract personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.
     In addition to the defined benefit pension plans, the Company sponsors one medical plan and one life insurance plan that provide benefits to full-time, salaried, non-contract employees hired prior to January 2003, upon their retirement if certain eligibility requirements are met. The postretirement medical plans are contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. Employee Benefit Plans, Continued
     The following table presents components of net periodic benefit cost:

	Quarters Ended
(Dollars in Millions)	Pension Benefits		Other Benefits
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Service Cost	$8	$9	$2	$2
Interest Cost	27	28	6	6
Expected Return on Plan Assets	(30)	(33)	—	—
Amortization of Prior Service Cost	1	1	(1)	(1)
Amortization of Net Loss	6	4	3	4

Net Periodic Benefit Cost	$12	$9	$10	$11

SFAS 88 Curtailment Charges	—	—	—	3

Net Periodic Benefit Cost, Including Termination Benefits	$12	$9	$10	$14

	Six Months Ended
(Dollars in Millions)	Pension Benefits		Other Benefits
	July 1, 2005	June 25, 2004	July 1, 2005	June 25, 2004
Service Cost	$16	$20	$4	$4
Interest Cost	54	56	12	12
Expected Return on Plan Assets	(60)	(67)	—	—
Amortization of Prior Service Cost	2	2	(2)	(2)
Amortization of Net Loss	12	7	6	8

Net Periodic Benefit Cost	$24	$18	$20	$22

SFAS 88 Curtailment Charges	—	6	—	18

Net Periodic Benefit Cost, Including Termination Benefits	$24	$24	$20	$40

     The Company expects to contribute $2 million to its pension plans in 2005. As of July 1, 2005, CSX has contributed approximately $1 million to its pension plans.
     Due to the termination of employees under the management restructuring plan (see Note 15. Management Restructuring), a curtailment occurred in the Company’s defined benefit pension plans and postretirement medical plan. The estimated cost of the curtailments of $24 million was included in the management restructuring charge for the six months ended June 25, 2004.
     The Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The Company believes its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s prescription drug benefit compared with the prescription drug benefit that would be paid under Medicare Part D beginning in 2006.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15. Management Restructuring
     During 2004, Surface Transportation incurred restructuring charges related to management restructuring plans to streamline the structure, eliminate organizational layers and realign certain functions. For the quarter and six months ended June 25, 2004, the Company recorded expense of $15 million and $68 million, respectively, for separation expense, pension and postretirement benefit curtailment charges, stock compensation expense and other related expenses.
NOTE 16. Summarized Consolidating Financial Data
     During 1987, a subsidiary of the Company entered into agreements to sell and lease back, by charter, three new U.S.-built, U.S.-flag, D-7 class container ships. CSX has guaranteed certain obligations which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). Another CSX entity became the obligor in 2003. In accordance with SEC disclosure requirements, consolidating summarized financial information for the parent and obligor follows. Certain prior year amounts have been reclassified to conform to the current presentation.
Consolidating Income Statement
(Dollars in Millions)

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Quarter Ended July 1, 2005
Operating Revenue	$—	$—	$2,166	$—	$2,166
Operating Expense	(26)	—	1,761	—	1,735

Operating Income	26	—	405	—	431

Equity in Earnings of Subsidiaries	272	—	—	(272)	—
Other Income — Net	89	1	(4)	(56)	30
Debt Repurchase Expense	(192)	—	—	—	(192)
Interest Expense	(117)	—	(49)	56	(110)

Earnings (Loss) from Continuing Operations before Income Taxes	78	1	352	(272)	159
Income Tax (Benefit) Expense	(97)	—	91	—	(6)

Net Earnings (Loss)	$175	$1	$261	$(272)	$165

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Quarter Ended June 25, 2004
Operating Revenue	$—	$—	$1,997	$—	$1,997
Operating Expense	(38)	—	1,753	—	1,715

Operating Income	38	—	244	—	282

Equity in Earnings of Subsidiaries	169	—	—	(169)	—
Other Income — Net	(8)	2	22	(11)	5
Interest Expense	(101)	—	(16)	8	(109)

Earnings (Loss) from Continuing Operations before Income Taxes	98	2	250	(172)	178
Income Tax (Benefit) Expense	(21)	—	81	—	60

Earnings from Continuing Operations	119	2	169	(172)	118
Discontinued Operations — Net of Tax	—	—	1	—	1

Net Earnings (Loss)	$119	$2	$170	$(172)	$119

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16. Summarized Consolidating Financial Data, Continued
Consolidating Income Statement
(Dollars in Millions)

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended July 1, 2005
Operating Revenue	$—	$—	$4,274	$—	$4,274
Operating Expense	(74)	—	3,563	—	3,489

Operating Income	74	—	711	—	785

Equity in Earnings of Subsidiaries	414	—	—	(414)	—
Other Income — Net	90	2	13	(77)	28
Debt Repurchase Expense	(192)	—	—	—	(192)
Interest Expense	(210)	—	(91)	77	(224)

Earnings (Loss) from Continuing Operations before Income Taxes	176	2	633	(414)	397
Income Tax (Benefit) Expense	(110)	—	188	—	78

Earnings from Continuing Operations	286	2	445	(414)	319
Discontinued Operations — Net of Tax	428	—	(3)	—	425

Net Earnings (Loss)	$714	$2	$442	$(414)	$744

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended June 25, 2004
Operating Revenue	$—	$—	$3,917	$—	$3,917
Operating Expense	(61)	—	3,544	—	3,483

Operating Income	61	—	373	—	434

Equity in Earnings of Subsidiaries	257	—	—	(257)	—
Other Income — Net	(18)	2	35	(18)	1
Interest Expense	(198)	—	(34)	15	(217)

Earnings (Loss) from Continuing Operations before Income Taxes	102	2	374	(260)	218
Income Tax Expense (Benefit)	(47)	—	120	—	73

Earnings from Continuing Operations	149	2	254	(260)	145
Discontinued operations — Net of Tax	—	—	4	—	4

Net Earnings (Loss)	$149	$2	$258	$(260)	$149

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16. Summarized Consolidating Financial Data, Continued
Consolidating Balance Sheet
(Dollars in Millions)

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
July 1, 2005
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$415	$46	$52	$—	$513
Accounts Receivable — Net	—	15	1,121	(13)	1,123
Other Current Assets	—	—	695	(127)	568

Total Current Assets	415	61	1,868	(140)	2,204
Properties — Net	1	—	19,880	—	19,881
Investment in Consolidated Subsidiaries	12,985	—	—	(12,985)	—
Other Long-term Assets	1,465	—	303	(103)	1,665

Total Assets	$14,866	$61	$22,051	$(13,228)	$23,750

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$619	$20	$260	$(14)	$885
Other Current Liabilities	2,051	—	(301)	(126)	1,624

Total Current Liabilities	2,670	20	(41)	(140)	2,509
Other Long-term Liabilities	4,579	30	9,118	(103)	13,624

Total Liabilities	$7,249	$50	$9,077	$(243)	$16,133

Shareholders’ Equity:
Common Stock	217	—	181	(181)	217
Other Capital	1,678	1	8,084	(8,085)	1,678
Retained Earnings	5,912	10	4,606	(4,616)	5,912
Accumulated Other Comprehensive Loss	(190)	—	103	(103)	(190)

Total Shareholders’ Equity	7,617	11	12,974	(12,985)	7,617

Total Liabilities and Shareholders’ Equity	$14,866	$61	$22,051	$(13,228)	$23,750

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
December 31, 2004
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,110	$46	$(297)	$—	$859
Accounts Receivable — Net	(482)	19	1,631	(25)	1,143
Other Current Assets	9	—	1,246	(270)	985

Total Current Assets	637	65	2,580	(295)	2,987
Properties — Net	1	—	19,944	—	19,945
Investment in Consolidated Subsidiaries	13,078	—	—	(13,078)	—
Other Long-term Assets	1,345	—	553	(224)	1,674

Total Assets	$15,061	$65	$23,077	$(13,597)	$24,606

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88	$19	$796	$(24)	$879
Other Current Liabilities	1,034	—	1,540	(136)	2,438

Total Current Liabilities	1,122	19	2,336	(160)	3,317
Other Long-term Liabilities	7,128	37	7,560	(247)	14,478

Total Liabilities	$8,250	$56	$9,896	$(407)	$17,795

Shareholders’ Equity:
Common Stock	216	—	296	(296)	216
Other Capital	1,605	1	8,107	(8,108)	1,605
Retained Earnings	5,210	8	4,706	(4,714)	5,210
Accumulated Other Comprehensive Loss	(220)	—	72	(72)	(220)

Total Shareholders’ Equity	6,811	9	13,181	(13,190)	6,811

Total Liabilities and Shareholders’ Equity	$15,061	$65	$23,077	$(13,597)	$24,606

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16. Summarized Consolidating Financial Data, Continued
Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended July 1, 2005
Operating Activities
Net Cash Provided (Used) by Operating Activities	$(453)	$—	$918	$(136)	$329

Investing Activities
Property Additions	—	—	(381)	—	(381)
Net Proceeds from Sale of International Terminals	1,110	—	—	—	1,110
Purchase of Minority Interest in an International Terminals’ Subsidiary	(110)	—	—	—	(110)
Purchases of Short Term Investments	(1,576)	—	—	—	(1,576)
Proceeds from Sale of Short-term Investments	1,679	—	—	—	1,679
Other Investing Activities	75	—	241	(315)	1

Net Cash Provided (Used) by Investing Activities	1,178	—	(140)	(315)	723

Financing Activities
Short-term Debt — Net	(100)	—	2	—	(98)
Long-term Debt Issued	—	—	27	—	27
Long-term Debt Repaid	(1,125)	—	(88)	—	(1,213)
Cash Dividends Paid	(44)	—	(118)	118	(44)
Other Financing Activities	(48)	—	(230)	333	55

Net Cash Provided (Used) by Financing Activities	(1,317)	—	(407)	451	(1,273)
Net Increase (Decrease) in Cash and Cash Equivalents	(592)	—	371	—	(221)
Cash and Cash Equivalents at Beginning of Period	816	46	(340)	—	522

Cash and Cash Equivalents at End of Period	$224	$46	$31	$—	$301

	CSX Corporation	CSX Vessel Leasing	Other	Eliminations	Consolidated
Six Months Ended June 25, 2004
Operating Activities
Net Cash Provided (Used) by Operating Activities	$10	$—	$610	$(101)	$519

Investing Activities
Property Additions	—	—	(484)	—	(484)
Purchases of Short-term Investments	(82)		(637)	—	(719)
Proceeds from Sales of Short-term Investments	—	—	644	—	644
Other Investing Activities	(4)	—	(23)	(10)	(37)

Net Cash Provided (Used) by Investing Activities	(86)	—	(500)	(10)	(596)

Financing Activities
Short-term Debt — Net	701	—	1	—	702
Long-term Debt Issued	62	—	—	—	62
Long-term Debt Repaid	(300)	—	(79)	—	(379)
Dividends Paid	(43)	—	(99)	99	(43)
Other Financing Activities	6	1	(16)	12	3

Net Cash Provided (Used) by Financing Activities	426	1	(193)	111	345

Net Increase (Decrease) in Cash and Cash Equivalents	350	1	(83)	—	268
Cash and Cash Equivalents at Beginning of Period	1,163	45	(912)	—	296

Cash and Cash Equivalents at End of Period	$1,513	$46	$(995)	$—	$564

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
EXECUTIVE SUMMARY
2005 Surface Transportation Highlights and Challenges
Revenue
     The second quarter of 2005 marked the 13th consecutive quarter of year-over-year revenue growth. Revenue increased 8% or $169 million compared to the second quarter of 2004. Merchandise revenue increased 7% through continued yield management efforts and the Company’s fuel surcharge program. Within the merchandise market, all lines of business posted year-over-year revenue growth led by strong gains in metals and food and consumer products. Automotive revenue declined due to a reduction in production levels, primarily by traditional domestic manufacturers. Price increases and fuel surcharges in automotive helped to partially offset the lower demand for rail services. Coal experienced the most significant revenue gains as demand for transportation services was driven by higher electricity generation and rebuilding of utility stockpile inventories. Intermodal revenue was slightly favorable as revenue per unit increases largely offset the year-over-year volume decline.
Volume
     Overall volume during the second quarter of 2005 decreased 2% versus the prior year comparable quarter. Volume growth in coal could not overcome volume declines in other markets. Merchandise carloads fell 2% versus the prior year comparable quarter. Automotive volume levels declined due to lower production levels by traditional domestic manufacturers and diversions related to service problems. In addition, Intermodal experienced overall volume declines primarily attributable to the Network Simplification Initiative (“NSI”). In an effort to concentrate on more profitable business, Intermodal eliminated 26 weekly train starts in July 2004 through NSI creating an unfavorable year-over-year volume comparison.
Fuel Costs and Fuel Surcharge Program
     Fuel expenses increased 17% to $176 million in the second quarter, net of $63 million in fuel hedging benefits, due principally to the rising price per gallon of diesel fuel. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.1905 in the second quarter of 2005 versus $1.0410 in the second quarter of 2004. In addition, the fuel surcharge programs within Surface Transportation and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Operations
     As illustrated in the table below, key measures of network performance were mixed versus prior year. Management believes these measures are good indicators of relative performance, encompassing drivers of both service reliability and operating efficiency.
RAIL OPERATING STATISTICS

		Second Quarter
				%
				Improvement/
		2005	2004	(Decline)

Service Measurements	Average Velocity, All Trains (Miles Per Hour)	19.1	19.5	(2)%
	Average System Dwell Time (Hours)	30.4	29.3	(4)
	Average Total Cars-On-Line	235,819	235,688	(0)
	On-Time Originations	47.7%	39.3%	21
	On-Time Arrivals	36.2%	34.1%	6
	Average Recrews (Per Day)	67	73	8%

Amounts for 2005 are estimated.

     The Company is focused on producing continuous improvement through several key initiatives. In the third quarter of 2004, CSX instituted a new network operating plan called the ONE Plan. The ONE Plan defines CSX’s scheduled train network and is designed to improve service reliability and efficiency. Although anticipated benefits have not been realized on a sustained basis, CSX remains committed to the ONE Plan. Efforts to refine the operating plan and raise the level of execution are ongoing. Adjustments are made as required to reflect changing traffic volumes and operating capabilities.
     In addition, CSX is working to improve its locomotive planning process. Locomotive availability and reliability is critical to the ONE Plan execution. The Company is also working to improve the performance of its major terminals and rail yards in 2005. The Standardized Terminal Processes (“STP”) initiative seeks to improve the process capability of CSX’s major terminals by documenting and analyzing terminal sub-processes. Primary activities in CSX terminals include switching rail cars to and from trains, fueling and servicing locomotives, and inspecting and repairing rail cars. Employee roles and responsibilities will be clearly documented and aligned across functional departments. These initiatives, combined with increased focus on training and development of operating managers, seek to develop a CSX culture that drives toward higher levels of plan execution.
Capital Investment
     CSX continues to invest in its infrastructure, locomotives, freight cars and technology to accommodate safe, efficient and reliable train operations. In anticipation of future volume growth in key corridors, the Company will continue to make strategic investments to increase its capacity as profitability targets are met. Investments under consideration include locomotives and track and terminal infrastructure expansion.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
2005 Expectations
Revenue
     Revenue growth is expected to continue to outpace volume growth through 2005 due to a continued emphasis on price and fuel surcharge. Lower contributory traffic is either being re-priced or replaced by longer haul, more profitable business. The amount of any revenue and volume increase depends on several factors:
Economy: Favorable economic conditions are expected based on the forecasts for key economic indicators such as the gross domestic product, industrial production and overall import levels. Generally, CSX’s revenue is fairly diversified and a large portion is relatively insensitive to significant fluctuations in the general economy. However, changes in the macro economic environment do impact overall revenue growth.
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
Fuel Prices: Because of the fuel surcharge program and cost escalation clauses in long-term contracts, which include a fuel element, a portion of CSX’s revenue varies with the price of fuel.
Operations
     The Company expects key operating measurements to show consistent improvement through the second half of 2005. In addition to the success of the initiatives outlined above, availability of resources can affect overall network performance and service levels. Locomotive and train and engine (“T&E”) employee availability are critical to operating plan execution. Management believes current resource plans, which include the hiring of significant numbers of train and engine employees and the acquisition of 100 new locomotives in the second half of 2005, will be sufficient to support improved plan execution.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Risk Factors
Competition
     The Company experiences competition from other transportation providers including railroads and motor carriers that operate similar routes across its service area, and to a less significant extent barges, ships and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSX and other railroads must build and maintain rail networks through the utilization of internal resources. If the scope and quality of these alternative methods of transportation are materially increased, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, there could be a material adverse effect on the Company’s results of operations, financial condition and liquidity.
Employees and Labor Union Relationships
     The Company considers employee relations with most of its unions generally to be good. Most of CSXT’s employees are represented by labor unions and are covered by collective bargaining agreements. The bargaining agreements contain a moratorium clause that precludes serving new bargaining demands until a certain date. These agreements, which usually are bargained nationally by the National Railway Labor Conference, normally contain the same moratorium date so all bargaining on agreement changes generally begins at approximately the same time. A round of bargaining started in 2000 when the moratorium provisions expired. Agreements have been reached with all but one of the unions. The Company has recently reached a tentative agreement with the union representing machinists, which awaits ratification by the union members.
     Also, the agreements which were concluded in the 2000 bargaining round are now open for renegotiation. The process of renegotiating these agreements commenced in early November 2004 when the parties were free to serve their bargaining demands. Negotiations with eight of thirteen unions are in mediation. The outcome of the 2004 round of negotiations is uncertain at this time.
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
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RISK FACTORS, Continued
Environmental Laws and Regulation
     The Company’s operations are subject to wide-ranging federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to water and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. The Company generates and transports hazardous and non-hazardous waste and materials in its current operations, and it has done so in its former operations. In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may be subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company incurring fines, penalties or costs relating to the cleanup of environmental contamination. Although the Company has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs as a result of any of the foregoing, and may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination, which could have a material adverse effect on results of operations, financial condition and liquidity.
Fuel Costs
     Fuel costs represent a significant expense of the Company’s Surface Transportation operations. Fuel prices can vary significantly from period to period and significant increases may have a material adverse effect on the Company’s operating results. Furthermore, fuel prices and supply are influenced considerably by international political and economic circumstances. The Company has fuel surcharge revenue programs in place with a considerable number of customers. These programs have historically permitted the Company to recover a portion of increased fuel costs. Despite the Company’s fuel surcharge programs, if a fuel supply shortage arose from OPEC production restrictions, lower refinery outputs, a disruption of oil imports or otherwise, fuel shortages, higher fuel prices and any subsequent price increases could materially adversely affect our operating results, financial condition and liquidity.
Future Acts of Terrorism or War
     Terrorist attacks, such as those that occurred on September 11, 2001, in Madrid, Spain in March 2004, or in London, England in July 2005, and any government response thereto or war may adversely affect results of operations, financial condition and liquidity. The Company’s rail lines and physical plant may be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have a material adverse effect on operating results, financial condition or liquidity. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RISK FACTORS, Continued
Regulation and Legislation
     The Company is subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of DOT and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental and other matters. Legislation passed by Congress or regulations issued by these agencies can significantly affect the revenues, costs and profitability of the Company’s business. Moreover, the failure to comply with applicable laws and regulations could have a material adverse effect on the Company. In addition, Congressional efforts to reduce or eliminate funding for Amtrak, if successful, could result in significant costs to the Company, including, but not limited to: loss of revenue from trackage rights; uncertainty relating to operating agreements; loss of other contractual rights, such as indemnification; adverse network implications, such as potential coordination with numerous state commuter rail agencies; and increased payments into the Railroad Retirement system to supplement lost contributions from Amtrak and its employees.
     In response to the heightened threat of terrorism in the wake of the September 11, 2001 attacks, federal, state and local governmental bodies are proposing and beginning to adopt various legislation and regulations relating to security issues that affect the transportation industry, including rules and regulations that affect the transportation of hazardous materials. For instance, the District of Columbia recently enacted legislation that prohibits rail carriers, including CSXT, from transporting certain hazardous materials through the city. The Company, supported by the United States, is currently challenging the validity of this legislation in the federal courts. Although the Company and the Federal Government have secured favorable rulings from the US Court of Appeals for the District of Columbia Circuit and the Surface Transportation Board, legal proceedings continue and the ultimate outcome is uncertain. The extent to which other governmental bodies will ultimately take similar or related steps is also uncertain. Any legislation, regulations, or rules enacted by federal, state or local governmental bodies relating to security issues that affect rail and intermodal transportation have the potential to materially adversely affect the Company’s operations and costs.
Safety
     The Company faces inherent business risk of exposure to property damage and personal injury claims in the event of train accidents, including derailments. The Company is also subject to exposure to occupational injury claims. While the Company is working diligently to enhance its safety programs and to continue to raise the awareness levels of its employees concerning safety, the Company cannot ensure that it will not experience any material property damage, personal or occupational claims in the future or that it will not incur significant costs to defend such claims. Additionally, the Company cannot ensure that existing claims will not suffer adverse development not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors outside of the Company’s control. The Company engages outside parties to assist with the evaluation of certain of the occupational and personal injury claims, and believes that it is adequately reserved to cover all potential claims. However, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RISK FACTORS, Continued
Severe Weather
     The Company may face severe weather conditions and other natural occurrences, including floods, fires, hurricanes and earthquakes which may cause significant disruptions to the Company’s operations, and result in increased costs and liabilities and decreased revenues which could have a material adverse effect on operating results, financial condition and liquidity.
RESULTS OF OPERATIONS
Quarter Ended July 1, 2005 Compared to Quarter Ended June 25, 2004
     CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of a 53-week year ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended July 1, 2005 and June 25, 2004, the 26-week periods ended July 1, 2005 and June 25, 2004 and as of December 31, 2004. In 2004, the fourth quarter ending December 31, 2004, consisted of 14 weeks.

	CONSOLIDATED (a)(b)
	July 1,	June 25,	$
(Dollars in Millions)	2005	2004	Change
		(Unaudited)
Operating Revenue	$2,166	$1,997	$169
Operating Expense
Labor and Fringe	707	665	42
Materials, Supplies and Other	438	435	3
Depreciation	205	159	46
Fuel	176	151	25
Building and Equipment Rent	127	140	(13)
Inland Transportation	64	70	(6)
Conrail Rents, Fees & Services	19	82	(63)
Restructuring Charge	—	15	(15)
Miscellaneous	(1)	(2)	1

Total Operating Expense	1,735	1,715	20

Operating Income	$431	$282	$149

(a)	Prior periods have been reclassified to conform to the current presentation.

(b)	Consolidated operating income includes the operating results of Surface Transportation illustrated on page 36 and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Marine Services segment, and other items and amounted to $9 million and $2 million for the quarters ended July 1, 2005 and June 25, 2004, respectively.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Consolidated Operating Revenue
     The quarter ended July 1, 2005 demonstrated revenue growth increasing 8% or $169 million compared to the prior year comparable quarter as efforts to increase price, asset prioritization and utilization and fuel surcharge customer coverage continue across all lines of business.
Consolidated Operating Income
     Consolidated operating expenses increased slightly due to higher incentive compensation and fuel expenses partially offset by the net positive effect of the Conrail spin-off transaction and the absence of restructuring charges. Overall consolidated operating income increased $149 million or 53% compared to the prior year quarter.
Interest Expense
     Interest expense remained relatively consistent with the prior year comparable quarter.
Income Tax Expense
     The income tax expense for the quarter ended July 1, 2005 decreased $66 million. The decrease was driven by a net income tax benefit of $71 million resulting from Ohio tax legislation changes enacted during the second quarter of 2005, partially offset by an increase in the overall effective state income tax rate.
Net Earnings
     CSX consolidated net earnings for the quarter ended July 1, 2005 increased $46 million compared to the prior year comparable quarter as increases in consolidated operating revenue and tax benefits derived from Ohio tax legislation changes were offset by debt repurchase expense.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
The following table provides detail of operating revenue and expense by segment:
CSX Corporation and Subsidiaries

BUSINESS SEGMENTS (Unaudited)
(Dollars in Millions)

Quarters Ended July 1, 2005, and June 25, 2004

							Surface
	Rail			Intermodal			Transportation
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Operating Revenue	$1,836	$1,672	$164	$330	$325	$5	$2,166	$1,997	$169
Operating Expense
Labor and Fringe	687	646	41	19	18	1	706	664	42
Materials, Supplies and Other	394	382	12	45	52	(7)	439	434	5
Depreciation	193	148	45	10	9	1	203	157	46
Fuel	176	151	25	—	—	—	176	151	25
Building and Equipment Rent	104	103	1	33	41	(8)	137	144	(7)
Inland Transportation	(104)	(103)	(1)	168	173	(5)	64	70	(6)
Conrail Rents, Fees and Services	19	82	(63)	—	—	—	19	82	(63)
Restructuring Charge	—	14	(14)	—	1	(1)	—	15	(15)

Total Operating Expense	1,469	1,423	46	275	294	(19)	1,744	1,717	27

Operating Income	$367	$249	$118	$55	$31	$24	$422	$280	$142

Operating Ratio	80.0%	85.1%		83.3%	90.5%		80.5%	86.0%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Surface Transportation Results
The following table provides Surface Transportation carload and revenue data by service group and commodity:
SURFACE TRANSPORTATION TRAFFIC AND REVENUE
Loads (Thousands); Revenue (Dollars in Millions)

	Second Quarter Loads			Second Quarter Revenue
	2005	2004	% Change	2005	2004	% Change

Merchandise
Phosphates and Fertilizers	117	121	(3)%	$91	$88	3%
Metals	92	95	(3)	140	125	12
Forest Products	113	115	(2)	181	166	9
Food and Consumer	63	61	3	109	92	18
Agricultural Products	87	89	(2)	133	127	5
Chemicals	135	140	(4)	270	264	2
Emerging Markets	136	134	1	137	129	6

Total Merchandise	743	755	(2)	1,061	991	7

Automotive	124	135	(8)	211	220	(4)

Coal, Coke and Iron Ore
Coal	438	410	7	519	426	22
Coke and Iron Ore	21	17	24	22	16	38

Total Coal, Coke and Iron Ore	459	427	7	541	442	22
Other	—	—	—	23	19	21

Total Rail	1,326	1,317	1	1,836	1,672	10

Intermodal
Domestic	223	267	(16)	185	199	(7)
International	320	322	(1)	124	124	—
Other	—	—	—	21	2	NM

Total Intermodal	543	589	(8)	330	325	2

Total Surface Transportation	1,869	1,906	(2)%	$2,166	$1,997	8%

Prior periods have been reclassified to conform to the current presentation. NM — Not Meaningful

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Rail
Rail Operating Revenue
Merchandise
     The second quarter of 2005 represents the 13th consecutive quarter of year-over-year merchandise revenue growth, as well as record revenue-per-car results. All markets experienced quarter-over-quarter revenue and revenue-per-car gains as a result of continued yield management and fuel surcharges. Efforts to increase price and fuel surcharge customer coverage continue across all lines of business. CSX experienced slight volume declines in five of seven markets. However emerging markets and food and consumer, both of which include new business opportunities, delivered quarter-over-quarter volume growth.
Agricultural — The large corn crop harvested in 2004 continues to allow feed mills in the east to draw on local supplies, resulting in reduced traffic. Agricultural exports and ethanol shipments continued to show quarter-over-quarter strength.
Food and Consumer — Volume was favorable quarter over quarter due to strength in the movement of transportation equipment, such as new freight cars, alcoholic beverages and canned goods. Aggressive yield management resulted in significant revenue per car increases.
Forest Products — A quarter-over-quarter drop in newsprint demand, from conversion to electronic media and the use of lighter papers, more than offset the favorable impact from the continued strong housing market.
Metals — Overall demand was unfavorable quarter over quarter due to weakness in scrap and sheet metal resulting from high inventories in both markets. Volume was favorable quarter over quarter in semi-finished products and structural steel. Price increases coupled with asset prioritization focus resulted in revenue-per-car increases of 16%.
Emerging Markets — Volume was favorable quarter over quarter due to strong demand for shipments in lime, waste and aggregates lines of business. Military shipments were down quarter over quarter due to fewer military equipment deployments.
Chemicals — Unfavorable quarter-over-quarter volume was driven by high raw materials inventories and energy prices. Reduced automotive production has unfavorably impacted raw material shipments for tires, specialty plastic and automotive glass.
Phosphate and Fertilizer — Volume fell as a result of lower rail shipments of export and domestic phosphate and potash. Reduced fertilizer application lowered domestic phosphate demand by nearly 10%. International phosphate producer inventories were at a 10-year high at the end of March, which led to lower export phosphate shipments in April and early May.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Coal, Coke and Iron Ore
     Record revenue and revenue-per-car levels were achieved for the quarter. Strong demand continues across coal sub-markets, with a mild softening noted only in steel related traffic. Utility inventories remain below target levels intensifying the demand for coal shipments. The Company reached a settlement agreement in a rate case that resulted in an additional $17 million of revenue in the second quarter of 2005.
Automotive
     Volume was down 8% as vehicle production by traditional domestic manufacturers was unfavorable by 10% quarter over quarter. Overall, North American light vehicle production was unfavorable by 1% quarter over quarter. Field inventory levels were down 14 days quarter over quarter to 58 days, which remains at or slightly above target levels. Volume declines from GM permanently closing three plants served by CSX were partially offset by rail shipments beginning at the CSX-served Montgomery, AL, Hyundai plant.
Rail Operating Expense
Labor and Fringe increased $41 million or 6% for the quarter ended July 1, 2005 compared to the quarter ended June 25, 2004. Higher incentive compensation costs are the primary driver of the higher expense as well as the effects of inflation.
Materials, Supplies and Other increased $12 million or 3% for the quarter ended July 1, 2005 compared to the quarter ended June 25, 2004 primarily due to inflation and increased legal fees which were mostly offset by a supplier cost reimbursement.
Depreciation increased $45 million or 30% for the quarter ended July 1, 2005 compared to the quarter ended June 25, 2004, mainly attributable to the Conrail spin-off transaction completed in the third quarter of 2004, as assets previously leased from Conrail are now owned directly by CSXT, as well as higher expenses resulting from an increase in the asset base.
Fuel increased $25 million or 17% for the quarter ended July 1, 2005 compared to the quarter ended June 25, 2004, due to higher fuel prices, net of hedging benefits. Also, recoveries in the second quarter of 2004 associated with foreign line fuel billing settlements were not repeated. Lower volume and efficiency gains partially offset this change.
Conrail Rents, Fees and Services decreased $63 million for the quarter versus the prior year comparable quarter due to the Conrail transaction completed in the third quarter of 2004. This transaction decreased rents paid to Conrail, as assets previously leased from Conrail are now owned directly by CSXT.
Restructuring Charge of $14 million represents the 2004 charge for separation expenses related to the management restructuring announced in November 2003 at the Company’s Surface Transportation units.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Rail Operating Income
     Operating income was $367 million for the quarter ended July 1, 2005 compared to $249 million for the quarter ended June 25, 2004.
Intermodal
Intermodal Operating Revenue
Domestic - The Network Simplification Initiative (“NSI”), which led to overall service improvements across the network and reduced unprofitable traffic, resulted in lower volume. The quarter ended July 1, 2005 is the last quarter of period over period variance due to NSI as the Company has cycled through the impacts of this initiative. Continued re-pricing and improved cargo selection coupled with tight capacity across all modes of transportation partially offset volume reduction.
International - Second quarter volumes remained essentially flat due to sustained focus on eliminating less profitable traffic. Price increases were offset by unfavorable traffic mix changes.
Other - Higher fuel surcharge rates and increased customer coverage, terminal storage charge increases and a reduction in volume refund incentives all drove favorable quarter over quarter revenue comparisons.
Intermodal Operating Expense
     Intermodal operating expense decreased $19 million, or 6%, compared to the prior year quarter as a result of reduced volume primarily attributable to NSI.
Intermodal Operating Income
     Intermodal operating income increased $24 million, or 77%, compared to the prior year quarter due to higher fuel surcharge rates and increased customer coverage, reduction of volume incentive refund programs, increases in terminal storage charges relating to equipment, and expense savings from NSI.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Six Months Ended July 1, 2005 Compared to Six Months Ended June 25, 2004

	CONSOLIDATED (a)(b)
	July 1,	June 25,	$
(Dollars in Millions)	2005	2004	Change

	(Unaudited)

Operating Revenue	$4,274	$3,917	$357
Operating Expense
Labor and Fringe	1,403	1,343	60
Materials, Supplies and Other	907	859	48
Depreciation	410	321	89
Fuel	355	305	50
Building and Equipment Rent	259	277	(18)
Inland Transportation	120	144	(24)
Conrail Rents, Fees & Services	39	169	(130)
Restructuring Charge	—	68	(68)
Miscellaneous	(4)	(3)	(1)

Total Operating Expense	3,489	3,483	6

Operating Income	$785	$434	$351

(a)	Prior periods have been reclassified to conform to the current presentation.

(b)	Consolidated operating income includes the operating results of Surface Transportation illustrated on page 36 and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Marine Services segment, and other items and amounted to $12 million and $3 million for the six months ended July 1, 2005 and June 25, 2004, respectively.
Consolidated Operating Revenue
     The six months ended July 1, 2005 demonstrated revenue growth increasing 9% or $357 million compared to the prior year comparable period primarily driven by continued yield management success and the Company’s fuel surcharge program.
Consolidated Operating Income
     Consolidated operating expenses for the six months ended July 1, 2005 remained relatively consistent with the prior year comparable period. Overall consolidated operating income increased $351 million or 81% primarily derived from increases in operating revenue.
Interest Expense
     Interest expense increased $7 million compared to the prior year comparable period due to the higher interest rate applicable to the Conrail debt included in the Consolidated Balance Sheets as a result of the Conrail asset transfer in August 2004 combined with rising short-term interest rates and decreased benefit from the Company’s interest rate swaps.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Income Tax Expense
     The income tax expense for the six-month period ended July 1, 2005 increased $5 million compared to the prior year comparable period. The principal elements of the $5 million variance are: (i) the income tax impact of increased pretax earnings, (ii)  an increase in the overall effective state income tax rate, and (iii) offset by the $71 million tax benefit resulting from Ohio tax legislation changes enacted during the second quarter of 2005.
Net Earnings
     CSX consolidated net earnings for the six-month period ended July 1, 2005 increased $595 million compared to the prior year comparable period as the Company recognized income of $428 million after tax as a result of the sale of its International Terminals business. Otherwise, increases in consolidated operating revenue and tax benefits derived from Ohio tax legislation changes where offset by debt repurchase expense.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
     The following table provide detail of operating revenue and expense by segment:
CSX Corporation and Subsidiaries

BUSINESS SEGMENTS (Unaudited)
(Dollars in Millions)

Six Months Ended July 1, 2005, and June 25, 2004

							Surface
	Rail			Intermodal			Transportation
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Operating Revenue	$3,615	$3,277	$338	$659	$640	$19	$4,274	$3,917	$357
Operating Expense
Labor and Fringe	1,361	1,304	57	39	37	2	1,400	1,341	59
Materials, Supplies and Other	812	755	57	97	103	(6)	909	858	51
Depreciation	386	298	88	20	19	1	406	317	89
Fuel	355	305	50	—	—	—	355	305	50
Building and Equipment Rent	205	205	—	67	79	(12)	272	284	(12)
Inland Transportation	(209)	(204)	(5)	329	348	(19)	120	144	(24)
Conrail Rents, Fees and Services	39	169	(130)	—	—	—	39	169	(130)
Restructuring Charge	—	64	(64)	—	4	(4)	—	68	(68)

Total Operating Expense	2,949	2,896	53	552	590	(38)	3,501	3,486	15

Operating Income	$666	$381	$285	$107	$50	$57	$773	$431	$342

Operating Ratio	81.6%	88.4%		83.8%	92.2%		81.9%	89.0%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Surface Transportation Results, Continued
SURFACE TRANSPORTATION TRAFFIC AND REVENUE
Loads (Thousands); Revenue (Dollars in Millions)

	Six Months Loads			Six Months Revenue
	2005	2004	% Change	2005	2004	% Change

Merchandise
Phosphates and Fertilizers	234	241	(3)%	$181	$177	2%
Metals	185	189	(2)	278	244	14
Forest Products	226	229	(1)	357	325	10
Food and Consumer	126	120	5	213	179	19
Agricultural Products	179	181	(1)	270	258	5
Chemicals	275	279	(1)	546	520	5
Emerging Markets	251	246	2	254	246	3

Total Merchandise	1,476	1,485	(1)	2,099	1,949	8

Automotive	249	260	(4)	419	422	(1)

Coal, Coke and Iron Ore
Coal	875	813	8	1,001	831	20
Coke and Iron Ore	42	34	24	46	33	39

Total Coal, Coke and Iron Ore	917	847	8	1,047	864	21
Other	—	—	—	50	42	19

Total Rail	2,642	2,592	2	3,615	3,277	10

Intermodal
Domestic	435	521	(17)	352	391	(10)
International	636	617	3	247	241	2
Other	—	—	—	60	8	NM

Total Intermodal	1,071	1,138	(6)	659	640	3

Total Surface Transportation	3,713	3,730	(0)%	$4,274	$3,917	9%

Prior periods have been reclassified to conform to the current presentation.

NM — Not Meaningful

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
     Cash, cash equivalents and short-term investments decreased $346 million to $513 million at July 1, 2005, from $859 million at December 31, 2004. Net cash proceeds from the disposition of the Company’s International Terminals business was the primary source of cash and cash equivalents used to repurchase approximately $1 billion of publicly-traded notes.
     Other current assets increased $95 million to $252 million as of July 1, 2005 as rising fuel prices continue to increase the Company’s fuel hedge asset.
     As of July 1, 2005, CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively. In May 2005, Standard and Poor’s raised the Company’s short-term rating from A-3 to A-2 and revised the outlook from negative to stable. In July 2004, Moody’s Investor Service reaffirmed the Company’s short and long-term unsecured debt ratings, but adjusted the outlook from stable to negative. The Company’s short-term commercial paper program is rated A-2 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, the Company’s undrawn borrowing costs under the $1.2 billion and $400 million revolving credit facilities would not materially increase. If CSX’s short-term commercial paper ratings were reduced to A-3 and P-3, it would increase the Company’s borrowing costs in the commercial paper market and reduce the Company’s access to this source of funds because of the more limited demand for lower rated commercial paper.
     The Company had no commercial paper outstanding at July 1, 2005 or December 31, 2004.
     CSX’s working capital at July 1, 2005 was a deficit of $305 million, compared to a deficit of $330 million at December 31, 2004, primarily driven by a reduction of debt due within one year offset by lower cash, cash equivalents and short-term investments. A working capital deficit is not unusual for the Company and other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings.
     See Note 4. Debt and Credit Agreements, for discussion of the Company’s revolving credit facilities and repurchase of debt.
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
PART I: FINANCIAL INFORMATION
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
PART I: FINANCIAL INFORMATION
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
     Forward-looking statements are typically identified by words or phrases such as “believe”, “expect”, “anticipate”, “project”, and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made.Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved.
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

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
FORWARD LOOKING STATEMENTS, Continued
•	Legislative, regulatory, or legal developments involving taxation, including the outcome of tax claims and litigation; the potential enactment of initiatives to re-regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	Competition from other modes of freight transportation such as trucking and competition and consolidation within the transportation industry generally;

•	Natural events such as extreme weather conditions, fire, floods, earthquakes, or other unforeseen disruptions of the Company’s operations, systems, property or equipment; and

•	The outcome of litigation and claims, including those related to environmental contamination, personal injuries and occupational illnesses.
     Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     CSX addresses market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.
     The Company addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. The table below illustrates our interest rate swap position as of July 1, 2005.
(Dollars in Millions)

July 1,
2005
Interest Rate Swap Agreements	$694
Effect of 1% Increase or Decrease in LIBOR Interest Rate	$7

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of July 1, 2005, CSX had hedged approximately 43% and 9% of fuel purchases for 2005 and 2006, respectively. At July 1, 2005, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $2 million. The Company’s rail unit average annual fuel consumption is approximately 606 million gallons. A one-cent change in the price per gallon of fuel would affect fuel expense by approximately $4 million annually.
     The Company is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. The Company does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.
     The following table highlights our floating rate debt outstanding exclusive of derivative contracts that swap fixed interest rate notes to floating interest rates.

(Dollars in Millions)

July 1,
2005
Floating Rate Debt Outstanding	$370
Effect of 1% Variance in Interest Rates	$4

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 4: CONTROLS AND PROCEDURES
     As of July 1, 2005, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of July 1, 2005. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CSX CORPORATION
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     For information relating to CSX’s settlements and other legal proceedings, see Note 12.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a)	Annual meeting held May 4, 2005

(b)	Not applicable

(c)	There were 215,916,402 shares of CSX common stock outstanding as of March 4, 2005, the record date for the 2005 annual meeting of shareholders. A total of 188,595,880 shares were voted. All of the nominees for directors of the corporation were elected with the following vote:

	Votes	Votes
Nominee	For	Withheld

Elizabeth E. Bailey	182,339,153	6,256,727
John B. Breaux	183,232,590	5,363,290
Edward J. Kelly III	179,489,361	9,106,519
Robert D. Kunisch	182,270,542	6,325,338
Southwood J. Morcott	182,252,294	6,343,586
David M. Ratcliffe	181,422,683	7,173,197
Charles E. Rice	181,596,295	6,999,585
William C. Richardson	182,264,510	6,331,370
Frank S. Royal	181,717,480	6,878,400
Donald J. Shepard	183,657,178	4,938,702
Michael J. Ward	182,234,468	6,361,412
The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX’s financial statements for the year 2005 was ratified by the shareholders with the following vote:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes

183,383,311	3,670,429	1,542,140	—

CSX CORPORATION
PART II: OTHER INFORMATION
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED
The shareholder proposal regarding non-deductible executive compensation was declined with the following vote:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes

12,808,601	152,114,061	2,560,640	21,112,578
The shareholder proposal regarding majority vote was approved with the following vote:

	Votes		Broker
Votes For	Against	Abstentions	Non-Votes

125,425,384	39,507,833	2,550,085	21,112,578
ITEM 5: OTHER INFORMATION
     CSX Corporation’s Board of Directors (“Board”) has adopted, upon recommendation from the Governance Committee of the Board, Stock Ownership Guidelines to further ensure alignment of the interests of non-employee directors (“Director”) with the interests of stockholders. This action reflects the growing trend among large, publicly-held companies to require directors to hold prescribed amounts of company stock. In addition, the Board requires that each Director receive 50 percent of his or her respective annual retainer in the form of Company stock.
     These guidelines require that all Directors own shares of common stock in CSX Corporation. Within five years of election to the Board of Directors, a Director must acquire and hold an amount of CSX common stock equal in value to five times the amount of such Director’s annual retainer. The minimum number of CSX shares to be held by Directors will be calculated on June 1 of each calendar year based on the average of the high and low price of CSX common stock on the New York Stock Exchange (“NYSE”) on that date. In the event that June 1 is not a day on which the NYSE is open for trading, this calculation will occur on the first trading day immediately following June 1. Any subsequent change in the value of the shares will not affect the amount of stock Directors must hold during that year. In the event the annual retainer increases, the Directors will have five years from the time of the increase to acquire any additional shares needed to meet these guidelines.

CSX CORPORATION
PART II: OTHER INFORMATION
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

Dated: August 1, 2005