Form 10-Q
period 2005-09-30
CSX CORP
filed 2005-10-26
CIK 277948

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended September 30, 2005
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of September 30, 2005: 217,239,119 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
INDEX

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

(Dollars in Millions, Except Per Share Amounts)	Quarters Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004
Operating Revenue	$2,125	$1,943	$6,399	$5,860
Operating Expense
Labor and Fringe	727	671	2,130	2,014
Materials, Supplies and Other	462	410	1,365	1,266
Depreciation	207	172	617	493
Fuel	188	162	543	467
Building and Equipment Rent	124	140	383	417
Inland Transportation	55	72	175	216
Conrail Rents, Fees and Services	9	63	48	232
Restructuring Charge	—	3	—	71

Total Operating Expenses	1,772	1,693	5,261	5,176

Operating Income	353	250	1,138	684

Other Income (Expense)
Other Income — Net (Note 10)	11	32	39	33
Debt Repurchase Expense (Note 5)	—	—	(192)	—
Interest Expense	(100)	(106)	(324)	(323)

Earnings
Earnings from Continuing Operations before Income Taxes	264	176	661	394
Income Tax Expense	(100)	(62)	(178)	(135)

Earnings from Continuing Operations	164	114	483	259
Discontinued Operations — Net of Tax (Note 4)	—	9	425	13

Net Earnings	$164	$123	$908	$272

Per Common Share
Earnings Per Share (Note 3):
Income from Continuing Operations	$0.75	$0.53	$2.23	$1.21
Discontinued Operations	—	0.04	1.97	0.06

Net Earnings	$0.75	$0.57	$4.20	$1.27

Earnings Per Share, Assuming Dilution (Note 3):
Income from Continuing Operations	$0.72	$0.51	$2.12	$1.16
Discontinued Operations	—	0.04	1.88	0.06

Net Earnings	$0.72	$0.55	$4.00	$1.22

Average Common Shares Outstanding (Thousands)	216,705	214,821	216,160	214,740

Average Common Shares Outstanding, Assuming Dilution (Thousands)	228,423	224,980	227,374	224,911

Cash Dividends Paid Per Common Share	$0.10	$0.10	$0.30	$0.30

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
(Dollars in Millions)	Sept. 30, 2005	Dec. 31, 2004

ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term
Investments (Note 1)	$590	$859
Accounts Receivable — Net (Note 9)	1,274	1,159
Materials and Supplies	203	165
Deferred Income Taxes	141	20
Other Current Assets — Net (Note 9)	239	157
International Terminals Assets Held for Sale (Note 4)	—	643

Total Current Assets	2,447	3,003

Properties	26,275	25,852
Accumulated Depreciation	(6,300)	(5,907)

Properties — Net	19,975	19,945

Investment in Conrail (Note 8)	603	574
Affiliates and Other Companies	317	296
Other Long-term Assets	679	802

Total Assets	$24,021	$24,620

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$930	$879
Labor and Fringe Benefits Payable	513	371
Casualty, Environmental and Other Reserves (Note 13)	312	312
Current Maturities of Long-term Debt	947	983
Short-term Debt	3	101
Income and Other Taxes Payable	341	170
Other Current Liabilities	94	115
International Terminals Liabilities Held for Sale (Note 4)	—	386

Total Current Liabilities	3,140	3,317

Casualty, Environmental and Other Reserves (Note 13)	703	735
Long-term Debt	5,058	6,248
Deferred Income Taxes	6,011	5,979
Other Long-term Liabilities	1,347	1,530

Total Liabilities	16,259	17,809

Shareholders’ Equity:
Common Stock, $1 Par Value	217	216
Other Capital	1,698	1,605
Retained Earnings	6,053	5,210
Accumulated Other Comprehensive Loss (Note 2)	(206)	(220)

Total Shareholders’ Equity	7,762	6,811

Total Liabilities and Shareholders’ Equity	$24,021	$24,620

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS
(Unaudited)

(Dollars in Millions)	Nine Months Ended
	Sept. 30,	Sept. 24,
	2005	2004
OPERATING ACTIVITIES
Net Earnings	$908	$272
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	620	511
Deferred Income Taxes	(132)	115
Gain on Sale of International Terminals — Net of Tax (Note 4)	(428)	—
Restructuring Charge (Note 17)	—	71
Net Gain on Conrail Spin-off After Tax	—	(16)
Other Operating Activities	27	(105)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(74)	2
Other Current Assets	(37)	4
Accounts Payable	62	(1)
Other Current Liabilities	(168)	12

Net Cash Provided by Operating Activities	778	865

INVESTING ACTIVITIES
Property Additions	(726)	(734)
Net Proceeds from Sale of International Terminals (Note 4)	1,108	—
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 4)	(110)	—
Proceeds from Divestitures	—	55
Purchases of Short-term Investments	(2,041)	(1,285)
Proceeds from Sale of Short-term Investments	2,050	936
Other Investing Activities	26	(24)

Net Cash Provided by (Used in) Investing Activities	307	(1,052)

FINANCING ACTIVITIES
Short-term Debt — Net	(98)	101
Long-term Debt Issued	29	412
Long-term Debt Repaid	(1,239)	(385)
Dividends Paid	(65)	(64)
Other Financing Activities	44	18

Net Cash (Used in) Provided by Financing Activities	(1,329)	82

Net (Decrease) Increase in Cash and Cash Equivalents	(244)	(105)

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS
Cash and Cash Equivalents at Beginning of Period	522	296

Cash and Cash Equivalents at End of Period	278	191
Short-term Investments at End of Period	312	438

Cash, Cash Equivalents and Short-term Investments at End of Period	$590	$629

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Basis of Presentation
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX Corporation (“CSX”) and subsidiaries (CSX, together with such subsidiaries, the “Company”) at September 30, 2005 and December 31, 2004, and the Consolidated Income Statements for the quarters and nine months ended September 30, 2005 and September 24, 2004, and Consolidated Cash Flow Statements for the nine months ended September 30, 2005 and September 24, 2004, such adjustments being of a normal recurring nature. Certain prior-year data have been reclassified to conform to the 2005 presentation.
     These financial statements should be read in conjunction with the audited financial statements and the notes included in its most recent Annual Report and Form 10-K, the unaudited financial statements and the notes included in its 2005 First and Second Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K. The Company’s SEC reports are accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.
     The Company follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended September 30, 2005 and September 24, 2004, the 39-week periods ended September 30, 2005 and September 24, 2004 and as of December 31, 2004. In 2004, the fourth quarter ending December 31, 2004, consisted of 14 weeks.
     CSX acquires auction rate securities and classifies these investments as available for sale. Accordingly, these investments are included in current assets as Short-term Investments on the Consolidated Balance Sheets. On the Consolidated Cash Flow Statements, purchases and sales of these assets are classified as investing activities.
NOTE 2. Accumulated Other Comprehensive Loss
     Other comprehensive loss for the quarter ended September 30, 2005 was $16 million, after tax, resulting from a decrease in the quantity of fuel derivative contracts outstanding. CSX has suspended entering into new swaps in its fuel hedge program since the third quarter of 2004. (See Note 12. Derivative Financial Instruments.)
     Other comprehensive income for the nine months ended September 30, 2005 was $14 million, after tax. Despite a decline in the quantity of outstanding contracts, the fair value of fuel derivative instruments continues to rise with the price of fuel.

	Balance	Net Gain	Balance
(Dollars in Millions)	Dec. 31, 2004	(Loss)	Sept. 30, 2005
Minimum Pension Liability	$(292)	$—	$(292)
Fair Value of Fuel Derivatives	72	15	87
Other	—	(1)	(1)

Total	$(220)	$14	$(206)

     Other comprehensive income for the quarter ended September 24, 2004 was $60 million, after tax, resulting from the increase in fair value of fuel derivative instruments primarily derived from higher fuel prices.
     Other comprehensive income for the nine months ended September 24, 2004 was $155 million after tax resulting from the increase in fair value of fuel derivative instruments and a reduction in the Company’s additional minimum pension liability.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. Earnings Per Share
     The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

(Dollars In Millions, Except Per Share Amounts)	Quarters Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004
Numerator:
Earnings from Continuing Operations	$164	$114	$483	$259
Interest Expense on Convertible Debt — Net of Tax	1	1	3	3

Net Earnings from Continuing Operations, If-Converted	165	115	486	262

Discontinued Operations — Net of Tax	—	9	425	13

Net Earnings, If-Converted	165	124	911	275
Interest Expense on Convertible Debt — Net of Tax	(1)	(1)	(3)	(3)

Net Earnings	$164	$123	$908	$272

Denominator (Thousands):
Average Common Shares Outstanding	216,705	214,821	216,160	214,740
Convertible Debt	9,728	9,728	9,728	9,728
Stock Options	1,585	282	1,230	305
Other Potentially Dilutive Common Shares	405	149	256	138

Average Common Shares Outstanding, Assuming Dilution	228,423	224,980	227,374	224,911

Earnings Per Share:
Income from Continuing Operations	$0.75	$0.53	$2.23	$1.21
Discontinued Operations	—	0.04	1.97	0.06

Net Earnings	$0.75	$0.57	$4.20	$1.27

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$0.72	$0.51	$2.12	$1.16
Discontinued Operations	—	0.04	1.88	0.06

Net Earnings	$0.72	$0.55	$4.00	$1.22

     Basic earnings per share are based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares from convertible debt and employee stock options and awards.

(In Thousands)	Quarters Ended		Nine Months Ended
	Sept. 30, 2005	Sept. 24, 2004	Sept. 30, 2005	Sept. 24, 2004
Number of Stock Options Exercised	316	67	1,802	259

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 3. Earnings Per Share, Continued
     Certain potentially dilutive stock options at September 30, 2005, and September 24, 2004 were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table indicates information about potentially dilutive stock options excluded from the computation of earnings per share:

	Quarters Ended
	Sept. 30, 2005	Sept. 24, 2004
Number of Shares (Thousands)	6,006	20,801
Average Exercise / Conversion Price	$48.34	$40.92
     The CSX Long Term Incentive Program is designed to reward participants for the attainment of CSX financial and certain strategic initiatives leading to share price appreciation for shareholders and employees. The objective of the plan is to motivate and reward key members of management and executives for achieving and exceeding a two-year modified free cash flow goal, at which time the award is payable in cash and CSX common stock. If the Company achieves the maximum payout under the program by the end of 2005, approximately 1,196 thousand shares could be issued under the plan
     In addition, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” in September 2004. The EITF states that contingently convertible debt instruments are subject to the “if-converted” method under SFAS 128, Earnings Per Share, regardless of fulfillment of any of the contingent features included in the instrument. Consequently, CSX is required to include approximately 10 million shares underlying its convertible debentures using the “if-converted” method in the computation of earnings per share, assuming dilution. Additionally, earnings per share, assuming dilution, has been restated for all prior periods presented.
     A substantial increase in the fair market value of CSX’s stock price could trigger contingent conditions for conversion allowing holders to convert their debentures into CSX common stock, as well as causing an increase in the exercise of stock options. Thus, both could negatively impact basic earnings per share.
NOTE 4. Discontinued Operations
     CSX sold its International Terminals business, which included the capital stock of SL Service, Inc. (“SLSI”), in February 2005 to Dubai Ports International FZE (“DPI”) for closing cash consideration of $1.142 billion. Of the gross proceeds, approximately $110 million was paid for the purchase of a minority interest in an International Terminals’ subsidiary, acquired during the first quarter of 2005 and divested as part of the sale to DPI. Other related cash transaction costs amounted to approximately $34 million, including resolution of working capital and long-term debt adjustments. CSX has paid and expects to make additional substantial income tax payments attributable to the transaction.
     CSX recognized income of $683 million pretax, $428 million after tax, for the nine months ended September 30, 2005 as a result of the sale. Discontinued Operations for the nine months ended September 30, 2005 also includes revenue of $14 million and an after-tax loss on operations of $3 million from the International Terminals business through the closing date of the transaction in February 2005. Discontinued Operations for the quarter and nine months ended September 24, 2004 include revenue of $42 million and $128 million, respectively.
     SLSI also held certain residual assets and liabilities as a result of prior divestitures and discontinuances. The Company retained those assets and indemnifies DPI, SLSI and related entities against those liabilities pursuant to a separate agreement. CSX guarantees the obligations under this separate agreement. (See Note 14. Commitments and Contingencies.)

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4. Discontinued Operations, Continued
     The results of operations and financial position of CSX’s former International Terminals business are reported as Discontinued Operations and International Terminals Assets and Liabilities Held for Sale for all periods presented on the Consolidated Income Statements and Balance Sheets, respectively. Additional information about the sale is included in CSX’s Annual Report on Form 10-K for the year ended December 31, 2004.
NOTE 5. Debt and Credit Agreements
     In June 2005, CSX repurchased $1.0 billion of its publicly-traded notes listed below pursuant to offers to purchase that commenced in May 2005, and expired in June 2005.
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

     The total consideration paid for these notes totaled $1.2 billion, which includes a pretax charge of $192 million for costs to repurchase the debt which primarily reflects the market value above original issue value. CSX used cash on hand to finance this repurchase.
     Pursuant to the terms of CSX’s Zero Coupon Convertible Debentures (“Debentures”) due October 30, 2021, the holders of such Debentures have the right to require CSX to purchase their Debentures on October 30, 2005. CSX notified these holders of this right on September 30, 2005. Holders must submit notice for purchase by October 24, 2005 and have the right to withdraw such notice by October 27, 2005. If any of the Debentures are required to be purchased by CSX, they will be purchased for cash. As of September 30, 2005, the Company’s cash and short-term investments balance was $590 million, which is more than adequate to fund the potential purchase of the Debentures if CSX is required to do so on October 30, 2005. As of September 30, 2005, the aggregate value of the Debentures is approximately $467 million and is included in Current Maturities of Long-term Debt within the Consolidated Balance Sheets.
     CSX has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2006. The facilities were entered into in May 2004 and May 2005, respectively, on terms substantially similar to the facilities they replaced. Generally, these facilities may be used for general corporate purposes, to support CSX’s commercial paper, and for working capital. Neither of the credit facilities was drawn on as of September 30, 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. At September 30, 2005, CSX was in compliance with all covenant requirements under the facilities.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. Share-Based Compensation
     As permitted under SFAS 148, CSX has adopted the fair value recognition provisions on a prospective basis and, accordingly, recognized expense for stock options granted in May 2003.

(Dollars in Millions)	Quarters Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004
Stock Option Compensation Expense	$1	$2	$3	$11
     Stock compensation expense includes $5 million recorded in conjunction with the Company’s management restructuring for the nine-month period ended September 24, 2004 related to recognition of unamortized expense for 2003 stock option awards retained by terminated employees (see Note 17. Management Restructuring). In addition to stock option expense, stock-based employee compensation expense included in reported net income consists of restricted stock awards, stock issued to CSX directors and the Company’s Long Term Incentive Program for all periods presented.
     The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

(Dollars in Millions, Except Per Share Amounts)	Quarters Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004
Net Earnings — As Reported	$164	$123	$908	$272
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income — Net of Tax	7	2	18	10
Deduct: Total Stock-Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards — Net of Tax	(8)	(5)	(22)	(24)

Pro Forma Net Earnings	$163	$120	$904	$258
Interest Expense on Convertible Debt — Net of Tax	1	1	3	3

Pro Forma Net Earnings, If-Converted	$164	$121	$907	$261

Earnings Per Share:
Basic — As Reported	$0.75	$0.57	$4.20	$1.27
Basic — Pro Forma	$0.75	$0.56	$4.18	$1.20

Diluted — As Reported	$0.72	$0.55	$4.00	$1.22
Diluted — Pro Forma	$0.72	$0.54	$3.99	$1.16

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. New Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), “Share-Based Payment”, which is a revision of SFAS 123, “Accounting for Stock-Based Compensation”. Currently, CSX uses the Black-Scholes-Merton formula to estimate the value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006. Compensation cost for unvested awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). The new rules must be applied to new and existing unvested awards on the effective date. CSX adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date). Had CSX adopted SFAS 123(R) in prior periods, the impact of SFAS 123 would have been estimated as described in the disclosure of pro forma net income and earnings per share in Note 6. Share-Based Compensation. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact of SFAS 123(R) on its consolidated financial statements, but does not expect the impact to be material.
     Currently, CSX’s stock-based employee compensation expense is recognized over the amortization period which could continue beyond the date an employee is eligible for retirement. Upon adoption of SFAS 123(R), if CSX allows vesting beyond retirement eligibility (which is based on age and years of service) for new stock awards granted, the expense recognition period for these awards will not extend beyond the date an employee is eligible for retirement, resulting in CSX’s recognizing this expense over a shorter period of time.
NOTE 8. Investment in and Integrated Rail Operations with Conrail
     In August 2004, the ownership of portions of the Conrail Inc. (“Conrail”) system already operated by CSX Transportation, Inc. (“CSXT”) and Norfolk Southern Railway Company (“NSR”), were transferred to and therefore directly owned by CSXT and NSR, and the parties consummated an exchange offer of new unsecured securities for unsecured securities of Conrail. Conrail’s secured debt and lease obligations are supported by new leases and subleases which became the direct lease and sublease obligations of CSXT and NSR.
     CSX recorded this spin-off transaction at fair value based on the results of an independent valuation. Since September 2004, the impact of the transaction has been included in CSX’s Consolidated Balance Sheets and Consolidated Income and Cash Flow Statements.
     As a result of the transaction, the assets and liabilities transferred to CSXT are reflected in their respective line items in CSX’s Consolidated Balance Sheet.
     Additional information about this transaction is included in CSX’s annual report on Form 10-K for the year ended December 31, 2004.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. Investment in and Integrated Rail Operations with Conrail, Continued
Accounting and Financial Reporting Effects
     For periods prior to the spin-off transaction, the Company’s rail and intermodal operating revenue included revenue from traffic moving on the Conrail property. Operating expenses included costs incurred to handle such traffic and to operate the Conrail lines. Rail operating expense included an expense category, “Conrail Rents, Fees and Services,” which reflected:
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
     Conrail will continue to own, manage, and operate the Shared Assets Areas for the joint benefit of CSXT and NSR. The spin-off transaction, however, effectively decreased rents paid to Conrail after the transaction date, as some assets previously leased from Conrail are now owned by CSXT or NSR.
Transactions with Conrail
     As listed below, CSXT owes certain amounts to Conrail representing expenses incurred under the operating, equipment and Shared Assets Area agreements with Conrail.

(Dollars in Millions)	Periods Ended
	Sept. 30,	Dec. 31,
	2005	2004
CSXT Payable to Conrail	$45	$59
     In March 2005, CSXT executed a long-term promissory note with a subsidiary of Conrail for $23 million, which is included in Long-term Debt in the Company’s Consolidated Balance Sheet as of September 30, 2005. The note bears interest at 4.52% and matures in March 2035. Interest expense on this promissory note was not material for the quarter or nine months ended September 30, 2005.
     As a result of the spin-off transaction, liabilities associated with Conrail advances to CSX were transferred to CSXT. As of September 30, 2005, there was no advance between CSX and Conrail or any related interest expense. For the quarter and nine months ended September 24, 2004, interest expense on Conrail advances amounted to $3 million and $7 million, respectively.
     In October 2005, CSX executed a long-term promissory note with a subsidiary of Conrail for $73 million. The note bears interest at 4.40% and matures in October 2035 .
     The agreement under which CSXT operated its allocated portion of the Conrail route system was terminated upon consummation of the spin-off transaction as CSXT then became the direct owner of the railroad assets comprising its allocated portion of the Conrail system. Leases and subleases of Conrail equipment operated by CSXT cover varying terms. CSXT is responsible for all costs of operating, maintaining, and improving the equipment under these agreements.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. Allowance for Doubtful Accounts
     The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and other receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against current asset accounts. Allowance for doubtful accounts of $118 million and $95 million is included in the Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.
NOTE 10. Other Income — Net
     Other Income — Net consists of the following:

(Dollars in Millions)	Quarters Ended		Nine Months Ended
	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004
Interest Income	$7	$5	$30	$13
Income from Real Estate and Resort Operations	10	19	26	17
Minority Interest Expense	(4)	(5)	(14)	(12)
Net Gain on Conrail Spin-off — After Tax	—	16	—	16
Miscellaneous	(2)	(3)	(3)	(1)

Other Income — Net	$11	$32	$39	$33

NOTE 11. Hurricane Katrina
     In late August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast. The most significant damage is concentrated on CSXT’s approximately 100-mile route starting in New Orleans, LA and going east to Pascagoula, MS and includes damage to track infrastructure and bridges.
     The Company incurred losses resulting from damage to the rail infrastructure, business interruption and other incremental expenses associated with storm damage. The Company expects that insurance over its self-insured retention of $25 million will be adequate to cover these losses. Subject to the foregoing deductible, the Company’s limits for insurance coverage are expected to exceed the storm losses, currently estimated to be approximately $250 million. Actual covered expenses from Hurricane Katrina could differ materially from current estimates. The Company has multiple applicable layers of insurance coverage and received its first insurance payment for Hurricane Katrina damage in October 2005. Further insurance recovery payments are expected to be paid as claims are incurred, submitted and the appropriate documentation becomes available for review by the Company’s insurers.
     In the third quarter of 2005, the net book values of damaged assets as a result of Hurricane Katrina are currently estimated at $41 million and have been recognized as a loss within the Consolidated Income Statements. Accordingly, these damaged assets are no longer being depreciated, which resulted in an immaterial effect on depreciation expense for the quarter. Other incremental expenses incurred as a result of the storm amounted to $19 million for the third quarter. The Company recognized corresponding insurance recoveries of $55 million, which represents recovery of these losses less $5 million of the $25 million self-insured deductible, which has been allocated in proportion to the estimated insurance recoveries. The remaining self-insured deductible will be applied and recognized in the Company’s results of operations as expected gains from insurance recoveries relating to fixed asset losses and business interruption lost profits are recognized.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Hurricane Katrina, Continued
     Materials, Supplies and Other expenses within the Consolidated Income Statements include losses and insurance recoveries for the quarter ended September 30, 2005 as follows:
(Dollars in Millions)

			Net
		Insurance	Loss
	Loss	Recovery	Recognized

Fixed Asset Impairment	$(41)	$41	$—
Incremental Business Expenses	(19)	14	(5)

Totals	$(60)	$55	$(5)

      While management expects losses above the self-insured deductible will be covered, certain insurance recoveries related to business interruption lost profits will be recognized in the Company’s results of operations as settlements are reached with the Company’s insurers. Also, the Company believes replacement value for damaged fixed assets may exceed book value, which could result in gain realization in accordance with FASB Interpretation No. 30, “Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets.” These gains could be material to results of operations in the quarters received.
NOTE 12. Derivative Financial Instruments
     CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.
Interest Rate Swaps
     CSX has entered into various long-term interest rate swap agreements on the following fixed rate notes:
(Dollars in Millions)

		Fixed Interest
Maturity Date	Notional Amount	Rate
May 1, 2007	$450	7.45%
May 1, 2032	150	8.30%

Total/Average	$600	7.66%

     Under these agreements, CSX will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, “Accounting For Derivative Instruments and Hedging Activities,” is recognized immediately in earnings. CSX’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $8 million and $26 million for the fair market value of the interest rate swap agreements at September 30, 2005 and December 31, 2004, respectively.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. Derivative Financial Instruments, Continued
     The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. For the quarter and nine months ended September 30, 2005, CSX reduced interest expense by approximately $3 million and $11 million, respectively, as a result of the interest rate swap agreements that were in place during each period. For the quarter and nine-month period ended September 24, 2004, CSX reduced interest expense by approximately $5 million and $26 million, respectively. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.
     The counterparties to the interest rate swap agreements expose CSX to credit loss in the event of non-performance. CSX does not anticipate non-performance by the counterparties.
Fuel Hedging
     In 2003, CSX began a program to hedge a portion of CSXT’s future diesel fuel purchases. This program was established to manage exposure to fuel price fluctuations. In order to minimize this risk, CSX has entered into a series of swaps in order to fix the price of a portion of CSXT’s estimated future fuel purchases.
     Following is a summary of outstanding fuel swaps:

Sept. 30,
2005
Approximate Gallons Hedged (Millions)	115
Average Price Per Gallon	$0.83
Swap Maturities	October 2005 - July 2006

	2005	2006
	Q4	Q1	Q2	Q3
Estimated % of Future Fuel Purchases Hedged at end of period	37%	25%	11%	1%
     The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the quarter and nine months ended September 30, 2005 by $77 million and $191 million, respectively. Fuel hedging activity favorably impacted fuel expense for the quarter and nine months ended September 24, 2004 by $13 million and $17 million, respectively. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.
     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. The fair value of fuel derivative instruments was $142 million and $118 million as of September 30, 2005 and December 31, 2004, respectively. Amounts are reclassified from Accumulated Other Comprehensive Loss as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements. See Note 1. Basis of Presentation, for the impact of fuel hedging activity on Accumulated Other Comprehensive Loss.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. Derivative Financial Instruments, Continued
     CSX suspended entering into new swaps in its fuel hedge program since the third quarter of 2004. CSX will continue to monitor and assess the global fuel marketplace to decide if and when to resume hedging under the program.
     The counterparties to the fuel hedge agreements expose CSX to credit loss in the event of non-performance. CSX does not anticipate non-performance by the counterparties.
NOTE 13. Casualty, Environmental and Other Reserves
     Casualty, environmental and other reserves are provided for in the Consolidated Balance Sheets as follows:

(Dollars in Millions)	Sept. 30, 2005			Dec. 31, 2004
	Current	Long-term	Total	Current	Long-term	Total
Casualty	$228	$494	$722	$230	$475	$705
Separation	19	111	130	20	135	155
Environmental	20	40	60	20	40	60
Other	45	58	103	42	85	127

Total	$312	$703	$1,015	$312	$735	$1,047

Casualty
     Casualty reserves represent accruals for the uninsured portion of personal injury and occupational injury claims. The majority of claims are related to CSXT unless otherwise noted.
Personal Injury
     CSXT retains an independent actuarial firm to assist management in assessing the value of CSXT’s personal injury claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth in the value of CSXT’s personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties in litigation. Reserves for personal injury claims are $420 million and $383 million at September 30, 2005 and December 31, 2004, respectively.
Occupational
     Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents and diesel fuel, or alleged physical injuries, such as carpal tunnel syndrome or hearing loss.
     Reserves for asbestos related claims are $195 million and $212 million at September 30, 2005 and December 31, 2004, respectively. Reserves for other occupational related claims are $107 million and $110 million at September 30, 2005 and December 31, 2004, respectively.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. Casualty, Environmental and Other Reserves, Continued
     The Company is party to a number of occupational claims by employees exposed to asbestos in the workplace. According to rail industry statistics, the heaviest exposure for employees was due to work conducted in and around the use of steam locomotive engines that were phased out between the early 1950’s and late 1960’s. However, other types of exposures, including exposure from locomotive component parts and building materials, continued until it was substantially eliminated by 1985.
     The Company retains a third party specialist, who has extensive experience in performing asbestos and other occupational studies, to assist in assessing the unasserted liability exposure. The analysis is performed by the specialist semi-annually. The objective of the analysis is to determine the number of estimated incurred but not reported claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which probable claim filings and claim values could be estimated with more certainty.
     The methodology used by the specialist includes an estimate of future anticipated claims based on the Company’s trends of average historical claim filing rates, future anticipated dismissal rates and settlement rates. The Company’s future liability for incurred but not reported claims is estimated by multiplying the future anticipated claims by the average settlement values.
     A summary of existing asbestos and other occupational claims activity is as follows:

	Nine Months Ended Sept.	Twelve Months Ended
	30, 2005	Dec. 31, 2004
Asserted Claims:
Open Claims — Beginning of Period	11,461	13,479
New Claims Filed	551	1,178
Claims Resolved	(973)	(2,758)
Claims Dismissed	(350)	(438)

Open Claims — End of Period	10,689	11,461

     Approximately 6,000 of the open claims at September 30, 2005 are asbestos claims against the Company’s previously owned international container shipping business. Because these claims are against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The Company had approximately $11 million and $13 million reserved for those shipping business claims at September 30, 2005 and December 31, 2004, respectively. The remaining open claims have been asserted against CSXT.
      The amounts recorded by the Company for asbestos and other occupational liabilities are based upon currently known information and judgements based upon that information. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation in the United States, could cause the actual costs to be higher or lower than projected. Recent asbestos filing rates have declined. Continued declining filing rates could become a trend that would result in a reduction of the reserve for asbestos related claims. Because the pace of asbestos claim filings has been inconsistent, the Company has not yet determined the decline to be a trend.
     While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other items the meritorious legal defenses available and the liabilities that have been recorded, it is the opinion of management that none of these items, when finally resolved, will have a material adverse effect on the Company’s results of operations, financial position or liquidity. Should a number of these items occur in the same period, however, they could have a materially adverse effect on the results of operations in a particular quarter or fiscal year.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. Casualty, Environmental and Other Reserves, Continued
Separation
     Separation liabilities at September 30, 2005 and December 31, 2004 provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds.
Environmental
     The Company is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. The Company has been identified as a potentially responsible party (“PRP”) at approximately 262 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.
     In addition, some of the Company’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in releases of various regulated materials onto the property. Therefore, the Company is subject to environmental cleanup and enforcement actions under the Superfund law, as well as similar state laws that may impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct, which could be substantial.
     At least once a quarter, the Company reviews its role with respect to each site identified. Based on the review process, the Company has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company’s estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable, and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.
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
Other
     Other claims include amounts reserved for longshoremen disability claims, freight loss and damage, and other related injuries and losses.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. Commitments and Contingencies
Purchase Commitments
     CSXT has a commitment under a long-term maintenance program that currently covers approximately 40% of CSXT’s fleet of locomotives. The agreement is based on the maintenance cycle for each locomotive and is currently predicted to expire in 2026. The costs expected to be incurred through the duration of the agreement total approximately $6.8 billion. CSXT may terminate the agreement at its convenience though such action might trigger certain liquidated damages provisions that could result in damages adjusted over the predicted term of the agreement. Under the program, CSXT paid $43 million and $127 million for the quarter and nine months ending September 30, 2005, respectively. CSXT paid $39 million and $114 million during the quarter and nine months ended September 24, 2004, respectively.
Insurance
     The Company maintains numerous insurance programs, most notably for third party casualty liability and for Company property damage and business interruption property insurance with substantial limits; a specific amount of risk ($25 million per occurrence) is retained by the Company on both programs. For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 11. Hurricane Katrina.
Guarantees
     CSX and its subsidiaries are contingently liable individually and jointly with others as guarantors of approximately $351 million in obligations principally relating to leased equipment, joint ventures and joint facilities used by the Company in its business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the guaranteed party based on another entity’s failure to perform. As of September 30, 2005, the Company’s three main guarantees are as follows:
1.	Guarantee of approximately $245 million relating to leases assumed as part of the conveyance of its interest in a former subsidiary, CSX Lines, subsequently renamed Horizon Lines LLC (“Horizon”). CSX believes Horizon will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

2.	Guarantee of approximately $87 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee. CSX management does not expect that CSX will be required to make any payments under this guarantee for which CSX will not be reimbursed.

3.	Guarantee of approximately $13 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such lease, and CSX will have no further liabilities for those obligations.
     The maximum amount of future payments CSX could be required to make under these guarantees is the amount of the guarantees themselves.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. Commitments and Contingencies, Continued
Other Legal Proceedings
     The Company is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a materially adverse effect on the results of operations, financial position or liquidity of the Company. An unexpected adverse resolution of one or more of these items, however, could have a materially adverse effect on the results of operations in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15. Business Segments
     The Company operates primarily in two business segments: rail and intermodal. The rail segment provides rail freight transportation over a network of approximately 22,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America. The Company’s segments are strategic business units that offer different services and are managed separately. The rail and intermodal segments are also viewed on a combined basis as Surface Transportation operations.
     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in Nature of Operations and Significant Accounting Policies (Note 1) in the CSX 2004 Annual Report on Form 10-K.
     Consolidated operating income includes the results of operations of Surface Transportation and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Company’s Marine Services segment, and other items.
     The International Terminals business segment has been reclassified to Discontinued Operations (see Note 4. Discontinued Operations).
     Business segment information for the quarters ended September 30, 2005 and September 24, 2004 is as follows:
(Dollars in Millions)

	Surface Transportation
	Rail	Intermodal	Total	Other	Total
Quarter Ended September 30, 2005
Revenues from External Customers	$1,788	$337	$2,125	$—	$2,125
Segment Operating Income	293	68	361	(8)	353

Quarter Ended September 24, 2004
Revenues from External Customers	$1,616	$327	$1,943	$—	$1,943
Segment Operating Income	216	31	247	3	250

Nine Months Ended September 30, 2005
Revenues from External Customers	$5,403	$996	$6,399	$—	$6,399
Segment Operating Income	959	175	1,134	4	1,138
Assets	20,719	861	21,580	—	21,580

Nine Months Ended September 24, 2004
Revenues from External Customers	$4,893	$967	$5,860	$—	$5,860
Segment Operating Income	597	81	678	6	684
Assets	19,929	651	20,580	1,065	21,645

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 15. Business Segments, Continued
     A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

(Dollars in Millions)

	Quarter Ended
	Sept. 30,	Sept. 24,
	2005	2004
Assets:
Assets for Business Segments	$21,580	$21,645
Investment in Conrail	603	567
Elimination of Intersegment Payables (Receivables)	(581)	(499)
Non-segment Assets	2,419	2,652

Total Consolidated Assets	$24,021	$24,365

NOTE 16. Employee Benefit Plans
     The Company sponsors defined benefit pension plans principally for salaried, management personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. Employees hired after December 31, 2002 are covered by a cash balance plan. The cash balance plan provides benefits by utilizing interest and pay credits based upon age, service and compensation.
     In addition to the defined benefit pension plans, CSX sponsors one post-retirement medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to December 31, 2002, upon their retirement if certain eligibility requirements are met. The post-retirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 16. Employee Benefit Plans, Continued
     The following table presents components of net periodic benefit cost:

	Quarters Ended
(Dollars in Millions)	Pension Benefits		Other Benefits
	Sept. 30, 2005	Sept. 24, 2004	Sept. 30, 2005	Sept. 24, 2004

Expense/(Income) Components
Service Cost	$8	$9	$2	$2
Interest Cost	27	28	6	6
Expected Return on Plan Assets	(30)	(33)	N/A	N/A
Amortization of Prior Service Cost	1	1	(1)	(1)
Amortization of Net Loss	6	4	3	4

Net Periodic Benefit Cost	$12	$9	$10	$11

	Nine Months Ended
(Dollars in Millions)	Pension Benefits		Other Benefits
	Sept. 30, 2005	Sept. 24, 2004	Sept. 30, 2005	Sept. 24, 2004

Expense/(Income) Components
Service Cost	$24	$29	$6	$6
Interest Cost	81	84	18	18
Expected Return on Plan Assets	(90)	(100)	N/A	N/A
Amortization of Prior Service Cost	3	3	(3)	(3)
Amortization of Net Loss	18	11	9	12

Net Periodic Benefit Cost	$36	$27	$30	$33

SFAS 88 Curtailment Charges	—	6	—	18
Net Periodic Benefit Cost, Including Termination Benefits	$36	$33	$30	$51

     As of September 30, 2005, CSX has contributed approximately $2 million to its pension plans.
     Due to the termination of employees under the management restructuring plan (see Note 17. Management Restructuring), a curtailment occurred in the Company’s defined benefit pension plans and post-retirement medical plan in 2004. The cost of the curtailments of $24 million was included in the management restructuring charge for the nine months ended September 24, 2004.
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

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 17. Management Restructuring
     During 2004, the Company incurred restructuring charges related to management restructuring plans to streamline the structure, eliminate organizational layers and realign certain functions. For the quarter and nine months ended September 24, 2004, the Company recorded expense of $3 million and $71 million, respectively, for separation expense, pension and postretirement benefit curtailment charges, stock compensation expense and other related expenses.
NOTE 18. Summarized Consolidating Financial Data
     During 1987, a subsidiary of CSX entered into agreements to sell and lease back, by charter, three new U.S.–built, U.S.–flag, D-7 class container ships. CSX guarantees certain obligations which, along with the container ships, serve as collateral for debt securities registered with the Securities and Exchange Commission (“SEC”). Another Company entity became the obligor in 2003, while CSX’s guarantee obligations continued. In accordance with SEC disclosure requirements, the following table presents consolidating summarized financial information for the Company. Certain prior year amounts have been reclassified to conform to the current presentation.
Consolidating Income Statement

(Dollars in Millions)
	CSX
	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Quarter Ended September 30, 2005
Operating Revenue	$—	$—	$2,125	$—	$2,125
Operating Expense	(19)	—	1,791	—	1,772

Operating Income	19	—	334	—	353

Equity in Earnings of Subsidiaries	272	—	—	(272)	—
Other Income — Net	(40)	1	112	(62)	11
Debt Repurchase Expense	—	—	—	—	—
Interest Expense	(106)	—	(56)	62	(100)

Earnings (Loss) from Continuing Operations before Income Taxes	145	1	390	(272)	264
Income Tax (Benefit) Expense	(19)	—	119	—	100

Net Earnings (Loss)	$164	$1	$271	$(272)	$164

	CSX
	Corporation	Vessel Leasing	Other	Eliminations	Consolidated
Quarter Ended September 24, 2004
Operating Revenue	$—	$—	$1,943	$—	$1,943
Operating Expense	(39)	—	1,732	—	1,693

Operating Income	39	—	211	—	250

Equity in Earnings of Subsidiaries	166	—	—	(166)	—
Other Income — Net	(13)	1	50	(6)	32
Interest Expense	(88)	—	(17)	(1)	(106)

Earnings (Loss) from Continuing Operations before Income Taxes	104	1	244	(173)	176
Income Tax (Benefit) Expense	(19)	—	81	—	62

Earnings from Continuing Operations	123	1	163	(173)	114
Discontinued Operations — Net of Tax	—	—	9	—	9

Net Earnings (Loss)	$123	$1	$172	$(173)	$123

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 18. Summarized Consolidating Financial Data, Continued
Consolidating Income Statement

(Dollars in Millions)
	CSX	Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 30, 2005
Operating Revenue	$—	$—	$6,399	$—	$6,399
Operating Expense	(94)	—	5,355	—	5,261

Operating Income	94	—	1,044	—	1,138

Equity in Earnings of Subsidiaries	686	—	—	(686)	—
Other Income — Net	91	3	83	(138)	39
Debt Repurchase Expense	(192)	—	—	—	(192)
Interest Expense	(317)	—	(145)	138	(324)

Earnings (Loss) from Continuing Operations before Income Taxes	362	3	982	(686)	661
Income Tax (Benefit) Expense	(118)	—	296	—	178

Earnings from Continuing Operations	480	3	686	(686)	483
Discontinued Operations — Net of Tax	428	—	(3)	—	425

Net Earnings (Loss)	$908	$3	$683	$(686)	$908

	CSX	Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 24, 2004
Operating Revenue	$—	$—	$5,860	$—	$5,860
Operating Expense	(103)	—	5,279	—	5,176

Operating Income	103	—	581	—	684

Equity in Earnings of Subsidiaries	420	—	—	(420)	—
Other Income — Net	(32)	3	86	(24)	33
Interest Expense	(285)	—	(52)	14	(323)

Earnings (Loss) from Continuing Operations before Income Taxes	206	3	615	(430)	394
Income Tax (Benefit) Expense	(66)	—	201	—	135

Earnings from Continuing Operations	272	3	414	(430)	259
Discontinued Operations — Net of Tax	—	—	13	—	13

Net Earnings (Loss)	$272	$3	$427	$(430)	$272

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 18. Summarized Consolidating Financial Data, Continued
Consolidating Balance Sheet

(Dollars in Millions)
	CSX	Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
September 30, 2005
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$291	$47	$252	$—	$590
Accounts Receivable — Net	—	16	1,278	(20)	1,274
Other Current Assets — Net	—	—	710	(127)	583

Total Current Assets	291	63	2,240	(147)	2,447
Properties — Net	1	—	19,974	—	19,975
Investment in Consolidated Subsidiaries	13,183	—	—	(13,183)	—
Other Long-term Assets	1,377	—	325	(103)	1,599

Total Assets	$14,852	$63	$22,539	$(13,433)	$24,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$584	$19	$348	$(21)	$930
Other Current Liabilities	2,287	—	49	(126)	2,210

Total Current Liabilities	2,871	19	397	(147)	3,140
Other Long-term Liabilities	4,219	31	8,972	(103)	13,119

Total Liabilities	7,090	50	9,369	(250)	16,259

Shareholders’ Equity:
Common Stock, $1 Par Value	217	—	181	(181)	217
Other Capital	1,698	1	8,090	(8,091)	1,698
Retained Earnings	6,053	12	4,812	(4,824)	6,053
Accumulated Other Comprehensive Loss	(206)	—	87	(87)	(206)

Total Shareholders’ Equity	7,762	13	13,170	(13,183)	7,762

Total Liabilities and Shareholders’ Equity	$14,852	$63	$22,539	$(13,433)	$24,021

	CSX	Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
December 31, 2004
ASSETS
Current Assets:
Cash, Cash Equivalents and Short-term Investments	$1,110	$46	$(297)	$—	$859
Accounts Receivable — Net	(482)	19	1,647	(25)	1,159
Other Current Assets — Net	9	—	1,246	(270)	985

Total Current Assets	637	65	2,596	(295)	3,003
Properties — Net	1	—	19,944	—	19,945
Investment in Consolidated Subsidiaries	13,078	—	—	(13,078)	—
Other Long-term Assets	1,345	—	551	(224)	1,672

Total Assets	$15,061	$65	$23,091	$(13,597)	$24,620

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$88	$19	$796	$(24)	$879
Other Current Liabilities	1,034	—	1,540	(136)	2,438

Total Current Liabilities	1,122	19	2,336	(160)	3,317
Other Long-term Liabilities	7,128	37	7,574	(247)	14,492

Total Liabilities	8,250	56	9,910	(407)	17,809

Shareholders’ Equity:
Common Stock, $1 Par Value	216	—	296	(296)	216
Other Capital	1,605	1	8,107	(8,108)	1,605
Retained Earnings	5,210	8	4,706	(4,714)	5,210
Accumulated Other Comprehensive Loss	(220)	—	72	(72)	(220)

Total Shareholders’ Equity	6,811	9	13,181	(13,190)	6,811

Total Liabilities and Shareholders’ Equity	$15,061	$65	$23,091	$(13,597)	$24,620

CSX CORPORATION AND SUBSIDIARIES
PART I: FINANCIAL INFORMATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 18. Summarized Consolidating Financial Data, Continued
Consolidating Cash Flow Statements

(Dollars in Millions)
	CSX	Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 30, 2005
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(554)	$—	$1,535	$(203)	$778

Investing Activities
Property Additions	—	—	(726)	—	(726)
Net Proceeds from Sale of International Terminals	1,110	—	(2)	—	1,108
Purchase of Minority Interest in an International Terminals’ Subsidiary	(110)	—	—	—	(110)
Purchases of Short-term Investments	(2,010)	—	(31)	—	(2,041)
Proceeds from Sale of Short-term Investments	2,041	—	9	—	2,050
Other Investing Activities	75	—	266	(315)	26

Net Cash Provided by (Used in) Investing Activities	1,106	—	(484)	(315)	307

Financing Activities
Short-term Debt — Net	(100)	—	2	—	(98)
Long-term Debt Issued	—	—	29	—	29
Long-term Debt Repaid	(1,125)	—	(114)	—	(1,239)
Dividends Paid	(66)	—	(175)	176	(65)
Other Financing Activities	(49)	1	(250)	342	44

Net Cash Provided by (Used in) Financing Activities	(1,340)	1	(508)	518	(1,329)

Net (Decrease) Increase in Cash and Cash Equivalents	(788)	1	543	—	(244)
Cash and Cash Equivalents at Beginning of Period	816	46	(340)	—	522

Cash and Cash Equivalents at End of Period	$28	$47	$203	$—	$278

	CSX	Vessel
	Corporation	Leasing	Other	Eliminations	Consolidated
Nine Months Ended September 24, 2004
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$31	$—	$983	$(149)	$865

Investing Activities
Property Additions	—	—	(734)	—	(734)
Proceeds from Divestitures	—	—	55	—	55
Purchases of Short-term Investments	(1,253)	—	(32)	—	(1,285)
Proceeds from Sales of Short-term Investments	927	—	9	—	936
Other Investing Activities	(3)	—	(11)	(10)	(24)

Net Cash Provided by (Used in) Investing Activities	(329)	—	(713)	(10)	(1,052)

Financing Activities
Short-term Debt — Net	100	—	1	—	101
Long-term Debt Issued	412	—	—	—	412
Long-term Debt Repaid	(300)	—	(85)	—	(385)
Dividends Paid	(66)	—	(147)	149	(64)
Other Financing Activities	27	1	(20)	10	18

Net Cash Provided by (Used in) Financing Activities	173	1	(251)	159	82

Net (Decrease) Increase in Cash and Cash Equivalents	(125)	1	19	—	(105)
Cash and Cash Equivalents at Beginning of Period	1,163	45	(912)	—	296

Cash and Cash Equivalents at End of Period	$1,038	$46	$(893)	$—	$191

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
EXECUTIVE SUMMARY
2005 Surface Transportation Highlights and Challenges
Revenue
     The third quarter of 2005 marked the 14th consecutive quarter of year-over-year revenue growth. Revenue increased 9% or $182 million compared to the third quarter of 2004. Coal, coke and iron ore continued to experience significant revenue gains of 17% as demand for transportation services was driven by higher electricity generation and rebuilding of utility stockpile inventories. Additionally, the coal pricing environment continues to be favorable. Merchandise revenue increased 8% through continued yield management efforts and the Company’s fuel surcharge program. Within the merchandise market, all lines of business posted year-over-year revenue growth led by strong gains in agricultural products and food and consumer products. Automotive revenue increased by 8% due to higher volume, price and fuel surcharge increases. Intermodal revenue was up slightly as revenue per unit increases offset the year-over-year volume decline. The Company estimates that Hurricane Katrina adversely affected revenues in the quarter by approximately $17 million primarily related to the chemicals and Intermodal markets.
Volume
     Overall volume during the third quarter of 2005 was flat versus the prior year comparable quarter. Volume growth in coal and automotive overcame volume declines in the other markets. Overall, merchandise carloads fell slightly versus the prior year comparable quarter. Automotive volume levels increased primarily due to the success of the domestic manufacturer’s employee discount pricing promotion. In addition, Intermodal volumes declined as the Company continued its yield management efforts.
Fuel Costs and Fuel Surcharge Program
     Fuel expenses increased 16% to $188 million in the third quarter, net of $77 million in fuel hedging benefits, due principally to the rising price per gallon of diesel fuel. The average price per gallon of diesel fuel, including benefits from the fuel hedging program, was $1.34 in the third quarter of 2005 versus $1.14 in the third quarter of 2004. The fuel surcharge program within Surface Transportation offset a significant portion of fuel cost increases.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Operations
     As illustrated in the table below, key measures of network performance were mixed versus prior year. Management believes these measures are indicators of relative performance, encompassing drivers of both service reliability and operating efficiency.
     RAIL OPERATING STATISTICS (a)

		Third Quarter
				%
				Improvement
		2005	2004	(Decline)

Service Measurements	Personal Injury Frequency Index (Per 100 Employees)	1.91	2.42	21%
	FRA Train Accidents Frequency (Per Million Train Miles)	3.85	4.43	13
	Average Velocity, All Trains (Miles Per Hour)	19.7	20.1	(2)
	Average System Dwell Time (Hours)(b)	29.0	28.8	(1)
	Average Total Cars-On-Line	232,324	233,469	—
	On -Time Originations	51.1%	50.9%	—
	On -Time Arrivals	43.1%	40.6%	6
	Average Recrews (Per Day)	63	62	(2)

Resources	Route Miles	21,687	22,316	(3)
	Locomotives (c)	3,759	3,702	2
	Freight Cars (c)	103,308	104,446	(1)%

(a)	Amounts are estimated.

(b)	Amounts represent the Company’s historical method for calculating average system dwell time. Beginning October 1, 2005, CSX adopted a new dwell calculation in response to AAR efforts to standardize reporting across U.S. railroads.

(c)	Represents a combination of owned and long-term leased assets
     The Company’s Surface Transportation businesses are focused on producing continuous improvement through several key initiatives. In the third quarter of 2004, CSXT instituted a new network operating plan called the ONE Plan, which defines CSXT’s scheduled train network and is designed to improve service reliability and efficiency. Although anticipated benefits have not been fully realized on a sustained basis, CSXT believes the benefits will be obtained and remains committed to this initiative. Efforts are ongoing to improve plan execution and to refine the operating plan to reflect changing traffic volumes, operating capabilities, and service requirements.
     In addition, CSXT began implementing a new locomotive plan in the third quarter of 2005. Locomotive availability and reliability is critical to the plan execution. CSXT is also working to improve the performance of its major terminals and rail yards in 2005. Primary activities in CSXT terminals include switching rail cars to and from trains, fueling and servicing locomotives, and inspecting and repairing rail cars. Employee roles and responsibilities have been clearly defined and aligned across functional departments. These initiatives, combined with increased focus on training and development of operating managers, seek to develop a culture that drives toward higher levels of plan execution.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
Operations, Continued
     CSXT is continuing freight transportation service to customers outside of the storm-affected area by rerouting rail traffic through well-established western gateways, including East St. Louis, IL, Memphis, TN, Birmingham, AL, Mobile, AL, and Montgomery, AL. Service to customers within the affected area is expected to be restored by year-end. All repairs are expected to be completed by the end of the first quarter of 2006 with most expected to be finished by year-end 2005. The rerouted trains are expected to be returned to their original gateway of New Orleans when all major repairs are completed.
Capital Investment
     CSXT continues to invest in its rail infrastructure, locomotives, freight cars and technology to accommodate safe, efficient and reliable train operations. In anticipation of future volume growth in key corridors, the Company plans to make strategic infrastructure investments as profitability targets are met. Investments under consideration include locomotives, track and terminal infrastructure expansion such as the Southeastern corridor between Chicago and Florida and the River Line from Albany to New York City. Investments in the Southeastern corridor are intended among other things to support Western coal sourcing from the Colorado, Illinois and Powder River basins as well as consumer goods shipments from West Coast ports and merchandise and automobile shipments. Investments in the River Line are designed to increase long-term capacity for the I-90 corridor between Chicago and New York.
     As a result of these investments and the ongoing needs of the business, the Company expects incremental 2006 and 2007 capital spending of approximately $300 million to $400 million, excluding the impact of Hurricane Katrina, above its recent annual averages of approximately $1.0 billion.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
2005 Expectations
Revenue
     Despite the affects of Hurricane Katrina, revenue growth is expected to continue to outpace volume growth through 2005 due to a continued strong transportation demand, as well as CSX’s emphasis on price, fuel surcharge coverage and service improvement. Lower contributory traffic is either being re-priced or replaced by longer haul, more profitable business. The amount of any revenue and volume increase depends on several factors:
Economy: Favorable economic conditions are expected based on the forecasts for key economic indicators such as the gross domestic product, industrial production and overall import levels. Generally, the Company’s revenue is fairly diversified and a large portion is less sensitive to significant fluctuations in the general economy. Changes, however, in the macro economic environment do impact overall revenue growth.
Operational Performance: Service is expected to improve with more consistent execution of the network operating plan, which should result in improved average velocity and more reliable service. Consequently, additional volume may be captured as freight car availability increases due to improved asset utilization and reduced transit times. If service does not improve, volume growth could be flat to slightly negative.
Fuel Prices: Because of the fuel surcharge program and cost escalation clauses in long-term contracts, which include a fuel element, a portion of the Company’s revenue varies with the price of fuel.
Operations
     CSXT expects key operating measurements to show consistent improvement through the fourth quarter of 2005 and into 2006. In addition to the success of the initiatives outlined above, availability of resources can affect overall network performance and service levels. Locomotive and train and engine (“T&E”) employee availability are critical to operating plan execution. Management believes current resource plans, which include the hiring of approximately 2,000 T&E employees and the acquisition of 100 new locomotives in 2005, will be sufficient to support improved plan execution.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RISK FACTORS
Competition
     The Company experiences competition from other transportation providers including railroads and motor carriers that operate similar routes across its service area, and to a less significant extent barges, ships and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSXT and other railroads must build and maintain rail networks using internal resources. If the scope and quality of these alternative methods of transportation are materially increased, or if legislation is passed providing materially greater opportunity for motor carriers with respect to size or weight restrictions, there could be a material adverse effect on the Company’s results of operations, financial condition and liquidity.
Employees and Labor Union Relationships
     CSXT considers employee relations with most of its unions generally to be good. Most of CSXT’s employees are represented by labor unions and are covered by collective bargaining agreements. The bargaining agreements contain a moratorium clause that precludes serving new bargaining demands until a certain date. These agreements, which usually are bargained nationally by the National Railway Labor Conference, normally contain the same moratorium date so all bargaining on agreement changes generally begins at approximately the same time. A round of bargaining started in 2000 when the moratorium provisions expired. Agreements have been reached with all of the unions.
     Also, the agreements which were concluded in the 2000 bargaining round are now open for renegotiation. The process of renegotiating these agreements commenced in November 2004 when the parties were free to serve their bargaining demands. Negotiations with eight of thirteen unions are in mediation. The outcome of the 2004 round of negotiations is uncertain at this time.
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

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RISK FACTORS, Continued
Environmental Laws and Regulation
     The Company’s operations are subject to wide-ranging federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to water and the handling, storage, transportation and disposal of waste and other materials and cleanup of hazardous material or petroleum releases. The Company generates and transports hazardous and non-hazardous waste and materials in its current operations, and it has done so in its former operations. In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties and properties owned by third parties, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may be subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the cleanup of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs as a result of any of the foregoing, and may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination, which could have a material adverse effect on results of operations, financial condition and liquidity.
Fuel Costs
     Fuel costs represent a significant expense of the Company’s Surface Transportation operations. Fuel prices can vary significantly from period to period and significant increases may have a material adverse effect on results of operations. Furthermore, fuel prices and supply are influenced considerably by international political and economic circumstances. A fuel surcharge revenue program is in place with a considerable number of customers. This program has historically permitted the Company’s Surface Transportation businesses to recover a significant portion of increased fuel costs. Despite the fuel surcharge program, if a fuel supply shortage arose from OPEC production restrictions, lower refinery outputs, a disruption of oil imports or otherwise, fuel shortages, higher fuel prices and any subsequent price increases could materially adversely affect our results of operations, financial condition and liquidity.
Future Acts of Terrorism or War
     Terrorist attacks, such as those that occurred in the United States in September 2001, in Spain in March 2004, or in England in July 2005, and any government response thereto or war may adversely affect results of operations, financial condition and liquidity. The Company’s rail lines and physical plant may be direct targets or indirect casualties of acts of terror, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have a material adverse effect on results of operations, financial condition or liquidity. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RISK FACTORS, Continued
Regulation and Legislation
     The Company is subject to various regulatory jurisdictions, including the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of DOT and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters. Legislation passed by Congress or regulations issued by these agencies can significantly affect the revenues, costs and profitability of the Company’s business. Moreover, the failure to comply with applicable laws and regulations could have a material adverse effect on the Company. In addition, Congressional efforts to reduce or eliminate funding for Amtrak, if successful, could result in significant costs to CSXT, including, but not limited to: loss of revenue from trackage rights; uncertainty relating to operating agreements; loss of other contractual rights, such as indemnification; adverse network implications, such as potential coordination with numerous state commuter rail agencies; and increased payments into the Railroad Retirement system to supplement lost contributions from Amtrak and its employees.
     In response to the heightened threat of terrorism in the wake of the September 11, 2001 attacks, federal, state and local governmental bodies are proposing and beginning to adopt various legislation and regulations relating to security issues that affect the transportation industry, including rules and regulations that affect the transportation of hazardous materials. For instance, the District of Columbia recently enacted legislation that prohibits rail carriers, including CSXT, from transporting certain hazardous materials through the city. CSXT, supported by the United States, is currently challenging the validity of this legislation in the federal courts. Although CSXT and the Federal Government have secured favorable rulings from the US Court of Appeals for the District of Columbia Circuit and the STB, legal proceedings continue and the ultimate outcome is uncertain. The extent to which other governmental bodies will ultimately take similar or related steps is also uncertain. Any legislation, regulations, or rules enacted by federal, state or local governmental bodies relating to security issues that affect rail and intermodal transportation have the potential to materially adversely affect the Company’s operations and costs and thus its results of operations, financial condition and liquidity.
Safety
     The Company faces inherent business risk of exposure to property damage and personal injury claims in the event of train accidents, including derailments. The Company is also subject to exposure to occupational injury claims. While the Company is working diligently to enhance its safety programs and to continue to raise the awareness levels of its employees concerning safety, the Company cannot ensure that it will not experience any material property damage or personal or occupational claims in the future or that it will not incur significant costs to defend such claims. Additionally, the Company cannot ensure that existing claims will not suffer adverse development not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors outside of the Company’s control. The Company engages outside parties to assist with the evaluation of certain of the occupational and personal injury claims, and believes that it is adequately reserved to cover all potential claims. Final amounts determined to be due, however, on any outstanding matters may differ materially from the recorded reserves.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RISK FACTORS, Continued
Severe Weather
     The Company may face severe weather conditions and other natural occurrences, including floods, fires, hurricanes and earthquakes which may cause significant disruptions to the Company’s operations, and result in increased costs and liabilities and decreased revenues which could have a material adverse effect on results of operations, financial condition and liquidity. For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 11. Hurricane Katrina.
RESULTS OF OPERATIONS
Quarter Ended September 30, 2005 Compared to Quarter Ended September 24, 2004
     The Company follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consists of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004. The financial statements presented are for the 13-week quarters ended September 30, 2005 and September 24, 2004, the 39-week periods ended September 30, 2005 and September 24, 2004 and as of December 31, 2004. In 2004, the fourth quarter ending December 31, 2004, consisted of 14 weeks.

	CONSOLIDATED(a)(b)
	Sept. 30,	Sept. 24,	$
(Dollars in Millions)	2005	2004	Change
	(Unaudited)
Operating Revenue	$2,125	$1,943	$182
Operating Expense
Labor and Fringe	727	671	56
Materials, Supplies and Other	462	410	52
Depreciation	207	172	35
Fuel	188	162	26
Building and Equipment Rent	124	140	(16)
Inland Transportation	55	72	(17)
Conrail Rents, Fees & Services	9	63	(54)
Restructuring Charge	—	3	(3)

Total Operating Expense	1,772	1,693	79

Operating Income	$353	$250	$103

(a)	Prior periods have been reclassified to conform to the current presentation.

(b)	Consolidated operating income includes the results of operations of Surface Transportation shown on page 37 and other operating income. Other operating results include the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Company’s Marine Services segment, and other items which amounted to a loss of ($8) million and income of $3 million for the quarters ended September 30, 2005 and September 24, 2004, respectively.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Consolidated Operating Revenue
     Revenue increased 9% or $182 million compared to the prior year comparable quarter as efforts to increase price, asset prioritization and utilization and fuel surcharge customer coverage continued across all lines of business.
Consolidated Operating Income
     Consolidated operating expenses increased 5% or $79 million due to higher incentive compensation and fuel expenses partially offset by the net positive effect of the Conrail spin-off transaction. Overall consolidated operating income increased $103 million or 41% compared to the prior year quarter.
     Additionally, the Company estimates results of operations for the quarter ended September 30, 2005 were negatively affected by $19 million as a result of Hurricane Katrina which includes business interruption lost profits of $14 million and $5 million from the application of insurance deductibles related to other expenses incurred.
Interest Expense
     Interest expense decreased $6 million compared to the prior year comparable quarter as a result of the repurchase of $1.0 billion of the Company’s publicly-traded notes in June 2005 offset by a reduced benefit from the Company’s interest rate swaps.
Income Tax Expense
     Income tax expense for the quarter ended September 30, 2005 increased $38 million, primarily driven by increased pretax earnings. The effective tax rate for the quarter ended September 24, 2004 was lower than the Company’s historical effective tax rate due to an increase in pretax earnings attributable to Conrail.
Net Earnings
     The Company’s consolidated net earnings for the quarter ended September 30, 2005 increased $41 million compared to the prior year comparable quarter as increases in consolidated operating revenue were offset by corresponding increases in operating and income tax expenses.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
The following table provides detail of operating revenue and expense by segment:
CSX Corporation and Subsidiaries

BUSINESS SEGMENTS (Unaudited)

(Dollars in Millions)

Quarters Ended September 30, 2005, and September 24, 2004

							Surface
	Rail			Intermodal			Transportation
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Operating Revenue	$1,788	$1,616	$172	$337	$327	$10	$2,125	$1,943	$182
Operating Expense
Labor and Fringe	705	652	53	20	19	1	725	671	54
Materials, Supplies and Other	408	359	49	46	53	(7)	454	412	42
Depreciation	195	161	34	9	9	—	204	170	34
Fuel	188	162	26	—	—	—	188	162	26
Building and Equipment Rent	99	104	(5)	30	39	(9)	129	143	(14)
Inland Transportation	(109)	(104)	(5)	164	176	(12)	55	72	(17)
Conrail Rents, Fees and Services	9	63	(54)	—	—	—	9	63	(54)
Restructuring Charge	—	3	(3)	—	—	—	—	3	(3)

Total Operating Expense	1,495	1,400	95	269	296	(27)	1,764	1,696	68

Operating Income	$293	$216	$77	$68	$31	$37	$361	$247	$114

Operating Ratio	83.6%	86.6%		79.8%	90.5%		83.0%	87.3%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Surface Transportation Results
The following table provides Surface Transportation volume, revenue and revenue per unit by service group and commodity:
SURFACE TRANSPORTATION TRAFFIC AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions), Revenue Per Unit (Dollars)

	Volume			Revenue			Revenue Per Unit
Third Quarter	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change
Merchandise
Phosphates and Fertilizers	111	107	4%	$83	$75	11%	$748	$701	7
Metals	88	95	(7)	142	129	10	1,614	1,358	19
Forest Products	107	115	(7)	177	171	4	1,654	1,487	11
Food and Consumer	62	59	5	110	93	18	1,774	1,576	13
Agricultural Products	88	82	7	133	117	14	1,511	1,427	6
Chemicals	131	139	(6)	269	266	1	2,053	1,914	7
Emerging Markets	132	126	5	135	120	13	1,023	952	7

Total Merchandise	719	723	(1)	1,049	971	8	1,459	1,343	9

Automotive	114	112	2	200	185	8	1,754	1,652	6

Coal, Coke and Iron Ore
Coal	422	406	4	491	423	16	1,164	1,042	12
Coke and Iron Ore	20	17	18	21	15	40	1,050	882	19

Total Coal, Coke and Iron Ore	442	423	4	512	438	17	1,158	1,035	12
Other	—	—	—	27	22	23	—	—	—

Total Rail	1,275	1,258	1	1,788	1,616	11	1,402	1,285	9

Intermodal
Domestic	216	239	(10)	180	184	(2)	833	770	8
International	328	320	3	130	127	2	396	397	—
Other	—	—	—	27	16	69	—	—	—

Total Intermodal	544	559	(3)	337	327	3	619	585	6

Total Surface Transportation	1,819	1,817	—%	$2,125	$1,943	9%	$1,168	$1,069	9

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Rail
The following discussion compares the 13-week quarters ended September 30, 2005 and September 24, 2004.
Rail Operating Revenue
Third quarter 2005 results represent the 14th consecutive quarter of revenue growth as well as record revenue-per-unit results. All markets experienced revenue and revenue-per-unit gains as a result of continued traffic re-pricing and the fuel surcharge program.
Merchandise
Phosphates and Fertilizers – Volume grew by 4% as a result of strong export phosphate demand from India and Pakistan. Rail service improvements in central Florida also contributed to volume growth. In addition, demand improved for shipments of ammonia, nitrogen, and potash.
Metals – Despite a 7% decline in volume, revenue grew 10%, predominantly due to yield management efforts to increase allocation of railcars from short to longer-haul traffic. These efforts and general price increases resulted in revenue-per-unit increases of 19%, the highest percent increase of the merchandise markets.
Forest Products – Volume was unfavorable 7% due to continued decline in newsprint demand and a buildup in lumber and panel inventories. Yield management emphasis, which includes re-pricing of low margin traffic, contributed to revenue-per-unit gains of 11%.
Food and Consumer – Volume was favorable 5% due to strength in movement of transportation equipment and canned goods. This strength more than offset a decline in volume due to the hurricane impact.
Agricultural Products – Volume was up 7% based on strength of export grain, soybeans, feed ingredients and ethanol. An anticipated strong 2005 harvest encouraged farmers to sell larger amounts of soybeans to forward processors during July and August.
Chemicals – Unfavorable volume versus 2004 was driven by high raw materials inventory, high energy prices, and hurricane impacts. Several chemical plants along the Mississippi coast remain closed.
Emerging Markets – Volume was favorable 5% due to continued growth in waste, lime, fly ash and aggregates lines of business. Military shipments were down due to fewer military equipment deployments.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Automotive
North American light vehicle production was favorable by 1%, primarily driven by the success of the domestic manufacturer’s employee discount pricing promotion. In addition, reduction in downtime at CSXT-served plants also contributed to an overall 2% increase in volumes.
Coal, Coke and Iron Ore
Revenue was up 17% and volume was up 4% on strong demand across coal markets. Utility inventories remain below target levels, continuing the high demand for coal shipments.
Rail Operating Expense
Labor and Fringe expenses increased $53 million. Higher incentive compensation costs are the primary driver of increased labor and fringe expenses as well as the effects of inflation.
Materials, Supplies and Other expenses increased $49 million which is primarily attributable to inflation related expenses, higher reserve requirements for uncollectible accounts, property taxes, and deductibles for hurricane losses.
Depreciation increased $34 million, which is mainly attributable to the Conrail spin-off transaction completed in the third quarter of 2004, as assets previously leased from Conrail are now owned directly by CSXT, as well as higher expenses resulting from an increase in the asset base.
Fuel increased $26 million, due to higher fuel prices, net of hedging benefits, which was partially offset by lower volume and efficiency gains.
Building and Equipment Rent decreased $5 million primarily due to a reduction in railcar and locomotive leases.
Conrail Rents, Fees and Services decreased $54 million due to the Conrail spin-off transaction completed in the third quarter of 2004. This transaction decreased rents paid to Conrail, as assets previously leased from Conrail are now owned directly by CSXT. During the third quarter Conrail received a tax benefit from the resolution of various federal income tax audit adjustments, which increases CSX’s equity earnings and offsets Conrail Rents, Fees and Services.
Restructuring Charge of $3 million represents the 2004 charge for separation expenses related to the management restructuring announced in November 2003 at the Company’s Surface Transportation units.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Rail Operating Income
     Operating income was $293 million for the quarter ended September 30, 2005 compared to $216 million for the quarter ended September 24, 2004.
Intermodal
     The following discussion compares the 13-week quarters ended September 30, 2005 and September 24, 2004.
Intermodal Operating Revenue
Domestic — Continued emphasis on longer hauls in higher density lanes coupled with sustained strength in pricing increased revenue per unit by 8%. Volumes were down due to a steady focus on yield management efforts.
International — Volumes were up 3%. Revenue per car declined as a result of rate increases only partially offsetting unfavorable traffic mix changes.
Other — Higher fuel surcharge rates and continued emphasis on multiple ancillary charges, including premise use increases, drove other revenue increases.
Intermodal Operating Expense
      Intermodal operating expense decreased $27 million, which is primarily attributable to a decrease in western network traffic, and is reflected in Inland Transportation expense.
Intermodal Operating Income
      Intermodal operating income increased $37 million, or 119%, due to higher fuel surcharge, increases in per diem and supplemental charges related to asset utilization, and expense savings from decreased volume and improved terminal productivity.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 24, 2004

	CONSOLIDATED (a)(b)
	Sept. 30,	Sept. 24,	$
(Dollars in Millions)	2005	2004	Change
	(Unaudited)
Operating Revenue	$6,399	$5,860	$539
Operating Expense
Labor and Fringe	2,130	2,014	116
Materials, Supplies and Other	1,365	1,266	99
Depreciation	617	493	124
Fuel	543	467	76
Building and Equipment Rent	383	417	(34)
Inland Transportation	175	216	(41)
Conrail Rents, Fees & Services	48	232	(184)
Restructuring Charge	—	71	(71)

Total Operating Expense	5,261	5,176	85

Operating Income	$1,138	$684	$454

(a)	Prior periods have been reclassified to conform to the current presentation.

(b)	Consolidated operating income includes the results of operations of Surface Transportation shown on page 43 and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Company’s Marine Services segment, and other items which amounted to $4 million and $6 million for the nine months ended September 30, 2005 and September 24, 2004, respectively.
Consolidated Operating Revenue
     The nine months ended September 30, 2005 demonstrated revenue growth increasing 9% or $539 million compared to the prior year comparable period primarily driven by continued yield management success and the Company’s fuel surcharge program.
Consolidated Operating Income
     Consolidated operating expenses for the nine months ended September 30, 2005 increased 2% compared to the prior year comparable period. Overall consolidated operating income increased $454 million or 66% primarily derived from increases in operating revenue.
Interest Expense
     Interest expense remained relatively consistent with the prior year comparable period.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Income Tax Expense
     The income tax expense for the nine-month period ended September 30, 2005 increased $43 million compared to the prior year comparable period. The principal elements of this increase are:
(a)	the income tax impact of increased pretax earnings,

(b)	an increase in the overall effective state income tax rate, and offset by

(c)	a $71 million net income tax benefit resulting from Ohio tax legislation changes enacted during the second quarter of 2005.
Net Earnings
     CSX consolidated net earnings for the nine-month period ended September 30, 2005 increased $636 million compared to the prior year comparable period as the Company recognized income of $428 million after tax as a result of the sale of its International Terminals business. Otherwise, increases in consolidated operating revenue and income tax benefits derived from Ohio tax legislation changes were offset by debt repurchase expense.
The following table provides detail of operating revenue and expense by segment:
CSX Corporation and Subsidiaries

BUSINESS SEGMENTS (Unaudited)

(Dollars in Millions)

NIne Months Ended September 30, 2005, and September 24, 2004

							Surface
	Rail			Intermodal			Transportation
	2005	2004	Change	2005	2004	Change	2005	2004	Change

Operating Revenue	$5,403	$4,893	$510	$996	$967	$29	$6,399	$5,860	$539
Operating Expense
Labor and Fringe	2,066	1,956	110	59	56	3	2,125	2,012	113
Materials, Supplies and Other	1,220	1,114	106	143	156	(13)	1,363	1,270	93
Depreciation	581	459	122	29	28	1	610	487	123
Fuel	543	467	76	—	—	—	543	467	76
Building and Equipment Rent	304	309	(5)	97	118	(21)	401	427	(26)
Inland Transportation	(318)	(308)	(10)	493	524	(31)	175	216	(41)
Conrail Rents, Fees and Services	48	232	(184)	—	—	—	48	232	(184)
Restructuring Charge	—	67	(67)	—	4	(4)	—	71	(71)

Total Operating Expense	4,444	4,296	148	821	886	(65)	5,265	5,182	83

Operating Income	$959	$597	$362	$175	$81	$94	$1,134	$678	$456

Operating Ratio	82.3%	87.8%		82.4%	91.6%		82.3%	88.4%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
RESULTS OF OPERATIONS, Continued
Surface Transportation Results, Continued
The following table provides Surface Transportation volume, revenue and revenue per unit by service group and commodity:
SURFACE TRANSPORTATION TRAFFIC AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions), Revenue Per Unit (Dollars)

	Volume			Revenue			Revenue Per Unit
Nine Months	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change

Merchandise
Phosphates and Fertilizers	345	348	(1)%	$264	$252	5%	$765	$724	6%
Metals	273	284	(4)	420	373	13	1,538	1,313	17
Forest Products	333	344	(3)	534	496	8	1,604	1,442	11
Food and Consumer	188	179	5	323	272	19	1,718	1,520	13
Agricultural Products	267	263	2	403	375	7	1,509	1,426	6
Chemicals	406	418	(3)	815	786	4	2,007	1,880	7
Emerging Markets	383	372	3	389	366	6	1,016	984	3

Total Merchandise	2,195	2,208	(1)	3,148	2,920	8	1,434	1,322	8

Automotive	363	372	(2)	619	607	2	1,705	1,632	4

Coal, Coke and Iron Ore
Coal	1,297	1,219	6	1,492	1,254	19	1,150	1,029	12
Coke and Iron Ore	62	51	22	67	48	40	1,081	941	15

Total Coal, Coke and Iron Ore	1,359	1,270	7	1,559	1,302	20	1,147	1,025	12
Other	—	—	—	77	64	20	—	—	—

Total Rail	3,917	3,850	2	5,403	4,893	10	1,379	1,271	8

Intermodal
Domestic	651	760	(14)	532	575	(7)	817	757	8
International	964	937	3	378	368	3	392	393	—
Other	—	—	—	86	24	NM	—	—	—

Total Intermodal	1,615	1,697	(5)	996	967	3	617	570	8

Total Surface Transportation	5,532	5,547	—%	$6,399	$5,860	9%	$1,157	$1,056	10%

Prior periods have been reclassified to conform to the current presentation.
NM — Not Meaningful

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES
     Cash, cash equivalents and short-term investments decreased $269 million to $590 million at September 30, 2005, from $859 million at December 31, 2004. Net cash proceeds from the disposition of the Company’s International Terminals business were the primary source of cash and cash equivalents used to repurchase publicly-traded notes.
     Other current assets increased $82 million to $239 million as of September 30, 2005 as rising fuel prices continue to increase the fair value of the Company’s fuel hedge swap asset.
     As of September 30, 2005, CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively. In May 2005, Standard and Poor’s raised CSX’s short-term rating from A-3 to A-2 and revised the outlook from negative to stable. In July 2004, Moody’s Investor Service reaffirmed CSX’s short and long-term unsecured debt ratings, but adjusted the outlook from stable to negative. CSX’s short-term commercial paper program is rated A-2 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, its undrawn borrowing costs under the $1.2 billion and $400 million revolving credit facilities would not materially increase. If CSX’s short-term commercial paper ratings were reduced to A-3 and P-3, it would increase CSX’s borrowing costs in the commercial paper market and reduce its access to this source of funds because of the more limited demand for lower rated commercial paper. CSX had no commercial paper outstanding at September 30, 2005 or December 31, 2004.
      CSX’s working capital at September 30, 2005 was a deficit of $693 million, compared to a deficit of $314 million at December 31, 2004, primarily driven by a reduction in cash, cash equivalents and short-term investments combined with the absence of net assets from the Company’s former International Terminals business. A working capital deficit is not unusual for CSX and other railroads and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any anticipated obligations arising from legal, tax and other regulatory rulings.
     See Note 5. Debt and Credit Agreements, for discussion of the Company’s revolving credit facilities and repurchase of debt.
Shelf Registration Statements
     CSX currently has $900 million of capacity under an effective shelf registration that may be used, subject to market conditions and board authorization, to issue debt or equity securities at CSX’s discretion. CSX presently intends to use the proceeds from the sale of any securities issued under its shelf registration statement to finance cash requirements, including refinancing existing debt as it matures. While CSX seeks to give itself flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
LIQUIDITY AND CAPITAL RESOURCES, Continued
      As of September 30, 2005, CSXT’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively, and CSXT’s long-term secured debt obligations were rated A and A1, respectively. Selected financial data for CSXT is as follows:
CSX Transportation, Inc.

(Dollars in Millions)	Periods Ended

	Sept. 30	Dec. 31,
	2005	2004

Current Maturities of Long-term Debt
Unsecured	$1	$—
Secured	105	121

Total	$106	$121

Long-term Debt
Unsecured	$454	$431
Secured	615	711

Total	$1,069	$1,142

Shareholder’s Equity	$10,115	$9,765

(Dollars-in-Millions)	Quarters-Ended		Nine-Months Ended

	Sept. 30,	Sept. 24,	Sept. 30,	Sept. 24,
	2005	2004	2005	2004

Depreciation Expense	$187	$153	$559	$435
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

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
FORWARD-LOOKING STATEMENTS
     Certain statements in this report and in other materials filed with the SEC, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, among others, statements regarding:
•	Expectations as to results of operations and operational improvements;

•	Expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on our financial condition;

•	Management’s plans, goals, strategies and objectives for future operations and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

•	Future economic, industry or market conditions or performance.
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

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION
FORWARD LOOKING STATEMENTS, Continued
•	Legislative, regulatory, or legal developments involving taxation, including the outcome of tax claims and litigation; the potential enactment of initiatives to re-regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	Competition from other modes of freight transportation such as trucking and competition and consolidation within the transportation industry generally;

•	Natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, or other unforeseen disruptions of the Company’s operations, systems, property or equipment; and

•	The outcome of litigation and claims, including those related to environmental contamination, personal injuries and occupational illnesses.
     Additionally, important factors resulting from Hurricane Katrina that may cause actual results to differ materially from those contemplated by these forward-looking statements include: the ability to restore service in affected areas of CSXT’s rail network; further assessments of the extent of storm-related losses; the price and availability of continued supplies of fuel; the effect of inefficiencies in Company operations and increased operating expenses resulting from storm-related disruptions; loss of customers to competitors that have not been affected by the storm to the same degree in the same locales; and the extent of insurance coverage for the Company’s losses. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The Company addresses market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs through the use of derivative financial instruments. The Company does not hold or issue derivative financial instruments for trading purposes.
     CSX addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. The table below illustrates CSX’s long-term interest rate swap position as of September 30, 2005.

(Dollars in Millions)
Sept. 30,
2005
Interest Rate Swap Agreements	$600
Effect of 1% Increase or Decrease in LIBOR Interest Rate	6

     During 2003, the Company began a program to hedge its exposure to fuel price volatility through swap transactions. As of September 30, 2005, CSX had hedged approximately 37% and 9% of fuel purchases for 2005 and 2006, respectively. At September 30, 2005, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $1 million. CSXT’s rail unit average annual fuel consumption is approximately 600 million gallons. A one-cent change in the price per gallon of fuel would affect fuel expense by approximately $4 million annually.
     CSX is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. CSX does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.
     The following table highlights our floating rate debt outstanding exclusive of derivative contracts that swap fixed interest rate notes to floating interest rates.

(Dollars in Millions)
Sept. 30,
2005
Floating Rate Debt Outstanding	$364
Effect of 1% Variance in Interest Rates	4

CSX CORPORATION
PART I: FINANCIAL INFORMATION
ITEM 4: CONTROLS AND PROCEDURES
     As of September 30, 2005, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2005. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

CSX CORPORATION
PART II: OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     For information relating to the Company’s settlements and other legal proceedings, see Note 14.
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5: OTHER INFORMATION
     The Board of Directors has approved a dividend of $0.13 per outstanding share of CSX common stock, payable December 15, 2005 to holders of record as of November 25, 2005. This represents a 30% increase over the last dividend CSX paid on its common stock.

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

Dated: October 26, 2005