Form 10-K/A
period 2004-12-31
CSX CORP
filed 2006-01-12
CIK 277948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☒ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒
     On June 25, 2004, the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $7.0 billion (based on the New York Stock Exchange closing price on such date).
     On February 28, 2005, there were 215,619,764 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s Definitive Proxy Statement (“the Proxy Statement”) to be filed with respect to its annual meeting of shareholders scheduled to be held on May 4, 2005.

CSX CORPORATION
FORM 10-K/A

Page
Explanatory Note	3
PART IV

Item 15. Exhibits and Financial Statement Schedules	4

Signatures	10

APPENDIX

Consent of Ernst & Young LLP and KPMG LLP
Section 302 Certification of CEO
Section 302 Certification of CFO
Section 906 Certification of CEO
Section 906 Certification of CFO
Unaudited Financial Statements of Conrail Inc.

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K of CSX Corporation (the “Company”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004, originally filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2005 (the “Original Filing”).
     The Company is filing this Amendment No. 1 solely to add Unaudited Consolidated Financial Statements of Conrail Inc. for the Year Ended December 31, 2004 and Audited Consolidated Financial Statements of Conrail Inc. for the Years Ended December 31, 2003 and 2002 (including the Consent of Ernst & Young and KPMG LLP) as exhibit 99.3.
     Except as described above, no other changes have been made to the Original Filing. This Amendment No. 1 does not amend or update any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

CSX CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
     See Index to Consolidated Financial Statements on page 43.
     (2) Financial Statement Schedules
The information required by Rule 3-09 is included in Note 2 to the Consolidated Financial Statements, “Investment In and Integrated Rail Operations with Conrail”. The information required by Schedule II is included in Note 9 to the Consolidated Financial Statements, “Casualty, Environmental and Other Reserves.” All other financial statement schedules are not applicable.
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

3.2		Bylaws of the Registrant, amended as of May 7, 2003 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)

4.1	(a)
Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant’s Form SE, dated September 7, 1990, filed with the Commission)

4.1	(b)
First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant’s Form SE, dated May 28, 1992, filed with the Commission)

4.1	(c)
Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-28523) filed with the Commission on June 5, 1997)

4.1	(d)
Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 1998)

CSX CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedules

4.1	(e)
Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

4.1	(f)
Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on October 27, 2003)

4.1	(g)
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

CSX CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedules

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

CSX CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedules

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

CSX CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedules

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

10.36
Stock Purchase Agreement, dated as of December 8, 2004, by and between CSX Corporation and Dubai Ports International FZE. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 13, 2004)

10.37
Special Employment Agreement with A.B. Fogarty, dated as of December 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)**

CSX CORPORATION
PART IV
Item 15. Exhibits and Financial Statement Schedules

10.38
Amendment No. 1, dated as of December 13, 2004, to Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)**

10.39
Omnibus Closing Agreement, by and between CSX Corporation and Dubai Ports International FZE dated February 22, 2005 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2005)

12	Computation of Ratio of Earnings to Fixed Charges

14	Code of Ethics (incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

21	Subsidiaries of the Registrant

23.1	Consent of Ernst & Young LLP

23.2*	Consent of Ernst & Young LLP and KPMG LLP, Independent Auditors

24	Powers of Attorney

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Rule 13a-14(b) Certification of Principal Executive Officer

32.2*	Rule 13a-14(b) Certification of Principal Financial Officer

99.3*
Unaudited Consolidated Financial Statements of Conrail Inc. for the Year Ended December 31, 2004 and Audited Consolidated Financial Statements of Conrail Inc. for the Years Ended December 31, 2003 and 2002

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

Dated: January 12, 2006