Form 10-K
period 2005-12-30
CSX CORP
filed 2006-02-24
CIK 277948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2005

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
(Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered

Common Stock, $1 Par Value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None
      Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).    Yes ☑         No ☐
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐         No ☑
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes ☐         No ☑
      On July 1, 2005 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $7.5 billion (based on the New York Stock Exchange closing price on such date).
      On January 27, 2006, there were 219,431,371 shares of Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed with respect to its annual meeting of shareholders scheduled to be held on May 3, 2006.

CSX CORPORATION
FORM 10-K

CSX CORPORATION
PART I

Item 1.	Business
      CSX Corporation (“CSX” and, together with its subsidiaries, the “Company”), based in Jacksonville, FL, owns companies providing rail, intermodal and rail-to-truck transload services that combine to form one of the nation’s leading transportation companies, connecting more than 70 ocean, river and lake ports.
Surface Transportation

CSX Transportation Inc.
      CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with approximately 21,000-mile rail network linking commercial markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec.

CSX Intermodal Inc.
      CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company serving customers from origin to destination with its own truck and terminal operations, plus a dedicated domestic container fleet. Containers and trailers are loaded and unloaded from trains, with trucks providing the link between intermodal terminals and the customer.

Surface Transportation Businesses
      The rail and intermodal companies are viewed by the Company on a combined basis as Surface Transportation businesses. Together, they serve four primary lines of business:

•	Merchandise generated approximately 49% of the Company’s total revenue in 2005 with 2.9 million carloads. The Company’s merchandise business is made up of seven market segments: phosphates and fertilizers; metals; forest products; food and consumer; agricultural products; chemicals; and emerging markets. Emerging markets target high-growth business opportunities in specialized markets such as aggregates, processed materials (for example, cement), waste, military cargo, and machinery.

•	Coal, which delivered more than 1.8 million carloads of coal, coke and iron ore to electric utilities and manufacturers in 2005, accounted for approximately 24% of the Company’s total 2005 revenue. The Company serves more than 130 coal mines in nine states, including three of the nation’s top four coal-producing states.

•	Intermodal, as described above, offers a cost advantage over long-haul trucking by combining the better economics of longer hauls provided by rail with the short-haul flexibility of trucks through a network of dedicated terminals across North America. Intermodal accounted for approximately 2.2 million units and 16% of the Company’s total revenue in 2005.

•	Automotive, which serves plants in eight states and delivers both finished vehicles and auto parts, transported 488,000 carloads generating 10% of the Company’s total revenue in 2005.

•	Other revenue, such as demurrage, switching, and other incidental charges, accounted for 1% of the Company’s total 2005 revenue. Demurrage represents charges assessed by railroads for the retention of cars by shippers or receivers of freight beyond a specified period of time. Switching revenue is generated when CSX switches cars between trains for a customer or other railroad.

Divestitures

International Terminals
      In February 2005, CSX sold its International Terminals business. CSX recognized a gain of $683 million pretax, $428 million after tax, in the fiscal year ended December 30, 2005. These amounts are reported as Discontinued Operations in the Company’s Consolidated Income Statements. All prior activities for this business are presented as Discontinued Operations. (See Note 4. Discontinued Operations.)

Domestic Container Shipping
      In February 2003, CSX conveyed its interest in the Domestic Container-Shipping business. CSX continues to sublease vessels and equipment to this former business through 2014. Due to these continuing obligations, CSX deferred the gain of $127 million pretax and is amortizing it over the 12-year sub-lease term. (See Note 3. Divestitures.)
Financial Information about Operating Segments
      See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets by segment for each of the last three fiscal years.
General
      The Company makes available, free of charge through its website at www.csx.com, its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and all amendments thereto, as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission. Additionally, the Company has posted its code of ethics on its website.
      The Company has included the CEO and CFO certifications regarding the Company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 to this report. Additionally, CSX filed with the NYSE the CEO’s certification regarding the Company’s compliance with the NYSE’s Corporate Governance Listing Standards (“Listing Standards”) pursuant to Section 303A.12(a) of the Listing Standards, which was dated May 26, 2005 and indicated that the CEO was not aware of any violations of the Listing Standards by the Company.
      For additional information concerning business conducted by the Company during 2005, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data — Note 20. Business Segments.
Employees
      The Company’s annual average of employees was approximately 35,000 people in 2005 primarily working to provide transportation services.
      The information set forth in Item 6. Selected Financial Data is incorporated herein by reference.
Item 1A.     Risk Factors
      The information set forth in Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations under the caption “Risk Factors” is incorporated by reference.
Item 1B.     Unresolved Staff Comments
      Not applicable.

Item 2.	Properties
      CSX’s properties primarily consist of track and its related infrastructure, locomotives and freight cars and each category is described below.
     Track and Infrastructure
      Serving 23 states, the District of Columbia, Ontario and Quebec, the CSXT rail network extends from New York, Philadelphia and Boston to the Southeast markets of Atlanta, Miami and New Orleans and to the Midwestern cities of East St. Louis, Memphis and Chicago.
      The Company’s track structure includes main thoroughfares connecting terminals and yards (referred to as mainline track); track within terminals and switching yards; track adjacent to the mainlines used for passing trains; and track connecting the mainline track to customer locations. As of December 30, 2005, the breakdown of these track miles is as follows:

Track
Miles

Mainline Track	26,865
Terminals and Switching Yards	9,774
Passing Sidings and Turnouts	1,031

Total	37,670

      In addition to its physical track structure, CSXT operates 36 major yards and terminals, plus a number of smaller facilities. These sites serve as the links between the Company and its local customers and as sorting facilities where shipments are classified and routed to other areas around the nation. CSXT’s train operations are focused around four major transportation networks: the Coal Network, the Southeastern Corridor, the Interstate 90 Corridor, and the Interstate 95 Corridor.
Coal Network
      Coal is used to generate more than half of the electricity in the United States. The CSX coal network connects mining operations in nine states with industrial areas in the Northeast as well as many river, lake and seaport facilities. These routes also support CSXT’s strong and growing utility market in the Southeast.
Southeastern Corridor
      This section of the network runs on the western side of CSXT’s system from Chicago and the Western gateways, through the cities of Atlanta, Nashville and Birmingham to markets throughout the Southeast. The Southeastern Corridor is a vital route for CSXT’s merchandise and Intermodal’s traffic as well as automotive services.
Interstate 90 (I-90) Corridor
      Chicago and metropolitan areas in New York and New England are linked by CSX’s I-90 corridor. Much of this route has two lanes of track side by side (referred to as double mainline track) supporting high-speed intermodal and automotive services. The I-90 corridor is also a primary route for import traffic moving across the country, through Chicago and into the population centers in the Northeast.
Interstate 95 (I-95) Corridor
      Charleston, Jacksonville, Miami and many other cities throughout the growing Southeast are connected to the heavily populated northeastern cities of Baltimore, Philadelphia and New York along CSXT’s I-95 corridor. This route is used for certain CSX merchandise business, which primarily includes food and consumer products along with metals and chemicals.
     Locomotives
      CSXT operates more than 3,700 locomotives, of which approximately 500 are under short-term lease arrangements. Freight locomotives are the power used primarily to pull trains. Switching locomotives are used in yards to sort rail cars so that the right rail car gets attached to the right train in order to get it to its final destination. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.

	December 30, 2005

	Owned	Leased	Total	%

Locomotives
Freight	2,922	462	3,384	89%
Switching	217	—	217	6%
Auxiliary Units	189	—	189	5%

Total	3,328	462	3,790	100%

     Freight Car Fleet
      CSXT provides specialized equipment to safely deliver freight from the source to distributors or end users:

•	Gondolas support CSXT’s coal and metals markets and provide transport for woodchips and other bulk commodities.

•	Open-top hoppers handle heavy dry bulk commodities that are impervious to weather conditions such as coal, coke, stone, sand, ores and gravel.

•	Flat Cars for shipping intermodal containers and trailers.

•	Box Cars transport commodities that must be protected from the weather, such as paper products, appliances and building materials. Insulated boxcars deliver food products, canned goods, and certain beverages.

•	Covered hoppers have a permanent roof. Lighter bulk commodities such as grain, fertilizer, flour, salt, sugar, clay and lime are shipped in large cars called jumbo covered hoppers. Heavier commodities like cement, ground limestone and glass sand are shipped in small cube-covered hoppers.

•	Other cars on the network include but are not limited to center beam cars for transporting lumber and building products.

	December 30, 2005

	Owned	Leased	Total	%

Freight Cars
Gondolas	22,174	8,070	30,244	29%
Open-top Hoppers	16,354	3,299	19,653	19%
Flat Cars	1,053	18,439	19,492	19%
Box Cars	13,240	2,737	15,977	16%
Covered Hoppers	13,199	3,301	16,500	16%
Other Cars	431	1,017	1,448	1%

Total	66,451	36,863	103,314	100%

      At any point in time, over half of the railcars on the CSXT system are not owned buy CSXT. Examples of these are railcars owned by other railroads, which are interchanged to CSXT; shipper-furnished (“private”) cars, which are generally used only in that shipper’s services; and multi-level railcars. These multi-level railcars are used to transport finished motor vehicles, such as sport utility vehicles and light trucks in bi-level cars, while sedans and smaller automobiles are shipped in try-level cars. Multi-level railcars are used jointly by participating railroads, and the fleet is managed as a nationwide pool to serve the automobile industry. As noted, in certain markets, CSXT uses railcars supplied by railroad customers. For example, chemical shippers typically supply tank cars for the transportation of hazardous and non-hazardous material.
      The information set forth in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Depreciation Policies Under the Group Life Method”, is incorporated herein by reference.
      The information set forth in Item 8. Financial Statements and Supplementary Data, Note 1. Nature of Operations and Significant Accounting Policies under the caption “Properties”, and Note 10. Properties, is incorporated herein by reference.

Item 3.	Legal Proceedings
      The Company is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of the Company. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations, financial position or liquidity of the Company in a particular quarter or fiscal year.
      See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates, Casualty, Environmental and Legal Reserves.”

Item 4.	Submission of Matters to a Vote of Security Holders
      There were no matters submitted to a vote of security holders in the fourth quarter of 2005.
Executive Officers of the Registrant
      Executive officers of CSX are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was selected. Effective February 23, 2006, the executive officers are as follows:

Name and Age	Business Experience During Past 5 Years

Michael J. Ward, 55	Chairman of the Board, President and Chief Executive Officer of CSX, having been elected as Chairman and Chief Executive Officer in January 2003 and as President in July 2002. He has also served CSX Transportation, Inc., the Company’s rail subsidiary, as President since November 2000 and as President and Chief Executive Officer since October 2002. Previously, Mr. Ward served CSX Transportation as Executive Vice President — Operations from April through November 2000, and as Executive Vice President — Coal Service Group from August 1999 to April 2000.

Ellen M. Fitzsimmons, 45	Senior Vice President — Law and Public Affairs of CSX and CSX Transportation, Inc. since December 2003. Before December 2003, Ms. Fitzsimmons served as Senior Vice President — Law and Corporate Secretary from May 2003 and as Senior Vice President — Law from February 2001 to May 2003. Prior thereto, she served as General Counsel — Corporate at CSX.

Clarence W. Gooden, 54	Executive Vice President and Chief Commercial Officer of CSX and CSX Transportation, Inc. since April 2004. Before April 2004, Mr. Gooden served as Senior Vice President — Merchandise Service Group, CSX Transportation, Inc. from 2002. Prior to 2002, Mr. Gooden served as President of CSX Intermodal from 2001 to 2002; Senior Vice President — Coal Service Group from 2000 to 2001; and Vice President — System Transportation from 1999 to 2000.

Robert J. Haulter, 52	Senior Vice President — Human Resources and Labor Relations of CSX and CSX Transportation, Inc. since December 2003. Before December 2003, Mr. Haulter served as CSX Senior Vice President — Human Resources from July 2002. Before July 2002, he served CSX Transportation, Inc. as Senior Vice President — Human Resources from May 2002 to July 2002; as Vice President — Human Resources from December 2000 to May 2002; as Assistant Vice President of Operations Support from September 2000 to December 2000; and as Assistant Vice President — Strategic Development from November 1999 to September 2000.

Name and Age	Business Experience During Past 5 Years

Tony L. Ingram, 57	Executive Vice President and Chief Operating Officer of CSX Transportation, Inc. since March 2004. Before March 2004, Mr. Ingram served as Senior Vice President — Transportation, Network and Mechanical, Norfolk Southern Corporation, from February 2003 to March 2004; and Vice President, Transportation — Operations from March 2000 to February 2003.

Oscar Munoz, 47	Executive Vice President and Chief Financial Officer of CSX and CSX Transportation, Inc. since May 2003. Before May 2003, Mr. Munoz served as Chief Financial Officer and Vice President, Consumer Services, AT&T Corporation, from January 2001 to May 2003; as Senior Vice President — Finance & Administration, Qwest Communications International, Inc. from June to December 2000; and as Chief Financial Officer & Vice President, U.S. West Retail Markets from April 1999 to May 2000.

Carolyn T. Sizemore, 43	Vice President and Controller of CSX and CSX Transportation, Inc. since April 2002. Prior to April 2002, Ms. Sizemore served CSX as Assistant Vice President and Assistant Controller from July 2001 to April 2002, and as Assistant Vice President, Financial Planning from June 1999 to July 2001.

CSX CORPORATION
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
      CSX’s common stock is listed on the New York stock exchange and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is “CSX.”
Description of Common and Preferred Stocks
      A total of 300 million shares of common stock is authorized, of which 218,202,519 shares were outstanding as of December 30, 2005. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights. At January 27, 2006, there were 49,859 common stock shareholders of record. Weighted average common shares outstanding used in the calculation of diluted earnings per share was approximately 228 million as of December 30, 2005, and is expected to increase in 2006 due to anticipated stock option exercises and other incentive programs. (See Note 15. Earnings Per Share.)
      A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.
      The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of the Company’s common stock. In 2005, the Company increased dividends by 30% from 10 cents to 13 cents per common share.

	Quarter

	1st	2nd	3rd	4th	Year

2005
Dividends	$0.10	$0.10	$0.10	$0.13	$0.43
Common Stock Price
High	$43.54	$44.10	$46.89	$51.60	$51.60
Low	$36.90	$38.01	$42.48	$42.70	$36.90
2004
Dividends	$0.10	$0.10	$0.10	$0.10	$0.40
Common Stock Price
High	$36.26	$33.04	$34.28	$40.46	$40.46
Low	$28.80	$29.28	$29.96	$33.09	$28.80
Issuer Purchases of Equity Securities Information
      As required by SEC Regulation S-K for the quarter ended December 30, 2005, the following table summarizes common shares withheld by CSX on behalf of current and retired employees to settle the employee’s minimum statutory tax obligation on the distribution of shares that were formerly deferred and any restricted stock that has vested.
Issuer Purchases of Equity Securities

				(d)
			(c)	Maximum
			Total Number of	Number of
	(a)		Shares	Shares that
	Total	(b)	Purchased as	May Yet Be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced Plans	Under the Plan
Period	Purchased	per Share	or Programs	or Programs

October	6,318	$42.07	—	—
(October 1, 2005 –
October 28, 2005)
November	3,219	45.78	—	—
(October 29, 2005 –
November 27, 2005)
December	1,363	50.44	—	—
(November 28, 2005
December 30, 2005)

Total	10,900	$44.21	—	—

Item 6.	Selected Financial Data

	Fiscal Years Ended

	2005	2004	2003	2002	2001

	(Dollars in millions, except per share amounts)
	(Unaudited)
Earnings from Continuing Operations
Operating Revenue	$8,618	$8,040	$7,573	$7,916	$7,853
Operating Expense	7,068	7,040	7,053	6,897	7,003

Operating Income	$1,550	$1,000	$520	$1,019	$850

Net Earnings from Continuing Operations	$720	$418	$137	$410	$243

Earnings Per Share:
From Continuing Operations	$3.33	$1.95	$0.64	$1.93	$1.15
From Continuing Operations, Assuming Dilution	$3.17	$1.87	$0.63	$1.85	$1.13
From Cumulative Effect of Accounting Change	$—	$—	$0.26	$(0.20)	$—
From Cumulative Effect of Accounting Change, Assuming Dilution	$—	$—	$0.25	$(0.19)	$—

Financial Position
Cash, Cash Equivalents and Short-term Investments	$602	$859	$368	$264	$618
Total Assets	24,232	24,605	21,760	20,951	20,801
Long-term Debt	5,093	6,248	6,886	6,519	5,839
Shareholders’ Equity	7,954	6,811	6,448	6,241	6,120

Other Data Per Common Share
Cash Dividends	$0.43	$0.40	$0.40	$0.40	$0.80
Employees — Annual Averages
Rail	32,033	32,074	32,892	33,468	35,014
Other	3,076	3,833	4,624	6,471	6,446

Total	35,109	35,907	37,516	39,939	41,460

See accompanying Consolidated Financial Statements

Significant events included in Earnings from Continuing Operations are as follows:

2005 —	CSX repurchased $1.0 billion of outstanding debt. CSX recognized a charge of $192 million pretax, $123 million after tax, to repurchase the debt, which primarily reflects the increase in current market value above original issue value. (See Note 12. Debt and Credit Agreements.)

—	Ohio enacted legislation to gradually eliminate its corporate franchise tax. This legislative change resulted in an income tax benefit of $71 million. (See Note 8. Income Taxes.)

—	CSX updated its assessment of the unasserted liability exposure for asbestos and other claims, which resulted in recognition of a $38 million pretax, $23 million after tax, favorable change in estimate. (See Note 11. Casualty, Environmental, and Other Reserves.)

2004 —	A charge of $71 million pretax, $44 million after tax, was recognized for separation expenses related to the management restructuring at Surface Transportation. (See Note 5. Management Restructuring.)

—	Revenues, operating expenses and after tax income include approximately $63 million, $35 million and $6 million, respectively, representing consolidation of Four Rivers Transportation (“FRT”), a short-line railroad previously accounted for under the equity method, in conjunction with adoption of FASB Interpretation 46, Consolidation of Variable Interest Entities. Net equity earnings of FRT of approximately $4 million were included in other income in 2003.

—	CSX completed a corporate reorganization of Conrail that resulted in the direct ownership of certain Conrail assets by CSXT. This transaction was accounted for at fair value and resulted in a net gain of $16 million after tax, which is included in other income. (See Note 2. Investment In and Integrated Rail Operations with Conrail.)

2003 —	Income of $93 million pretax, $57 million after tax, was recognized as a cumulative effect of accounting change, representing the reversal of the accrued liability for crosstie removal costs in conjunction with the adoption of SFAS 143 Accounting for Asset Retirement Obligations. (See Note 1. Nature of Operations and Significant Accounting Policies.)

—	CSX conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, to a new venture formed with the Carlyle Group for approximately $300 million in cash and securities. CSX Lines was subsequently renamed Horizon. A deferred pretax gain of approximately $127 million resulting from the transaction is being recognized over the 12-year sub-lease term during which the Company continues to sublease vessels and equipment to Horizon. (See Note 3. Divestitures.)

—	A charge of $232 million pretax, $145 million after tax, was recognized in conjunction with the change in estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years. (See Note 11. Casualty, Environmental, and Other Reserves.)

—	A charge of $108 million pretax, $67 million after tax, was recognized to account for CSX’s entering into two settlement agreements with Maersk that resolved all material disputes pending between the companies arising out of the 1999 sale of the international container-shipping assets. (See Note 19. Commitments and Contingencies.)

—	A charge of $34 million pretax, $21 million after tax, was recognized as the initial charge for separation expenses related to the management restructuring announced in 2003. In addition, the Company recorded a credit of $22 million pretax, $13 million after tax related to revised estimates for railroad retirement taxes and the amount of benefits that will be paid to individuals under the 1991 and 1992 separation plans. The net restructuring charge of $22 million, $13 million after tax includes these items. (See Note 5. Management Restructuring.)

2002 —	A charge of $83 million pretax, $43 million after tax, was recognized to write down indefinite lived intangible assets as a cumulative effect of an accounting change and consideration of minority interest.

2001 —	A charge of $60 million pretax, $37 million after tax, was recognized to account for the settlement of the 1987 New Orleans tank car fire litigation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
2005 Surface Transportation Highlights and Challenges
Operating Results
      CSX follows a 52/53 week fiscal reporting calendar. This fiscal calendar allows every quarter to consistently end on a Friday and to be of equal duration (13 weeks). However, in order to maintain this type of reporting calendar, every sixth or seventh year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in one quarter (a 14 week quarter) and, therefore, the full year will have 53 weeks. Fiscal 2004 included 53 weeks while fiscal year 2005 had 52 weeks. All comparisons below utilize these respective years’ reported results.
Revenue
      Surface Transportation’s revenue in 2005 increased by 7% or $578 million to a record $8.6 billion while volume decreased by 2%, or 180,000 units. A portion of this volume decrease was due to the additional week included in fiscal year 2004. Revenue per unit increased by 10%, or $105, of which approximately 50% was due to continued pricing efforts and 50% was due to the Company’s fuel surcharge program and traffic mix.
      Revenue increased across all commodities. A strong industrial economy, coupled with a shortage of rail, truck and barge capacity allowed for substantial price increases within all merchandise groups. While North American automotive production was relatively flat compared to the prior year, automotive revenue and revenue-per-unit benefited from contractual price escalations and higher fuel surcharges recoveries. Coal volumes and revenue improved significantly due to both increased electrical generation by CSXT-served utilities and price increases. The overall competitive position of Intermodal improved compared to the trucking industry due to shortage of truck capacity and higher fuel prices creating a stronger pricing environment for Intermodal services.

      A detailed discussion of significant factors driving changes in volume and revenue is provided under the caption, “Results of Operations”.

	Years Ended

	52 Weeks	53 Weeks
	2005	2004	$ Change	% Change

	(Dollars in millions, except per share amounts)
Revenue and Expense
Surface Transportation Revenue	$8,618	$8,040	$578	7%
Operating Expense
Labor and Fringe	2,856	2,741	115	4
Materials, Supplies and Other	1,784	1,759	25	1
Depreciation	818	702	116	17
Fuel	783	656	127	19
Building and Equipment Rent	533	582	(49)	(8)
Inland Transportation	230	280	(50)	(18)
Conrail Rents, Fees and Services	65	256	(191)	(75)
Restructuring Charge — Net	—	71	(71)	NM
Provision for Casualty Claims	(38)	—	(38)	NM

Surface Transportation Expense	7,031	7,047	(16)	—

Surface Transportation Operating Income	$1,587	$993	$594	60%

Operating Ratio	81.6%	87.6%

Prior periods have been reclassified to conform to the current presentation.
NM — not meaningful
Fuel Costs and Fuel Surcharge Program
      Fuel expenses increased 19% to $783 million in 2005, net of $249 million of fuel hedging benefits, due principally to the rising price per gallon of diesel fuel. Fuel hedging activity had a $63 million favorable impact on fuel expense for the fiscal year ended December 31, 2004. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.31 in 2005 versus $1.10 in 2004.
      Fuel cost recovery programs are commonly used within the transportation industry. When the cost of fuel exceeds certain thresholds, CSX shares a portion of the increase with its customers through its fuel surcharge program. In 2005, approximately 50% and 31% of CSX’s revenue was subject to fuel surcharges and cost escalation clauses (which include a fuel element), respectively. As existing contracts are renewed or new contracts are executed, CSX is increasing the number of contracts which include fuel surcharge mechanisms.
Operations
      As illustrated in the table below, key service measures show mixed results in 2005. Average train velocity, system dwell and recrew performance declined, while on-time train originations improved compared to the prior year. Cars on line remained essentially flat, indicating that CSXT’s network remained relatively fluid through 2005.
      The Company’s Surface Transportation businesses remained focused on producing continuous improvement through several key initiatives. In 2004, CSXT instituted a new network operating plan called the ONE Plan, which defines CSXT’s scheduled train network and is designed to improve service reliability and efficiency. Although anticipated benefits have not been realized on a sustained basis, CSXT believes the ONE Plan benefits will be attained and remains committed to this initiative. Efforts are ongoing to improve plan execution and to refine the operating plan to reflect changing traffic volumes, operating capabilities, and service requirements.
      CSXT is investing to ensure that adequate resources are in place to achieve higher levels of plan execution. CSXT acquired 100 additional locomotives and started implementing a new locomotive plan in late 2005. Locomotive availability and reliability are critical to plan execution. CSXT also hired and trained approximately 2,000 train and engine employees to keep pace with high attrition rates, particularly conductors and engineers. Finally, a two-year program to expand capacity in key corridors commenced in 2005. This expanded capacity will accommodate future growth, improve service reliability and improve efficiency on the targeted corridors.
      Hurricane Katrina, which struck the Gulf Coast in late August, had a significant impact on operations in the latter part of 2005. Approximately 100 miles of CSXT’s infrastructure was destroyed by the storm, effectively severing CSXT’s route to and from the New Orleans gateway. CSXT continued service to customers outside of the storm-affected area by rerouting rail traffic through alternative western gateways, including East St. Louis, IL, Memphis, TN, Birmingham, AL, Mobile, AL, and Montgomery, AL. Rerouted traffic added volume to busy corridors and resulted in additional network congestion, which adversely affected overall train velocity and system dwell. Service to local businesses on the Gulf Coast has been restored and previously rerouted Merchandise trains have returned to the New Orleans gateway. Operations should be normalized to pre-hurricane conditions by the end of the first quarter of 2006. A description of the corresponding financial statement implications is presented below under the caption “Hurricane Katrina”.
RAIL OPERATING STATISTICS(a)

		Fiscal Years Ended

		2005	2004	% Change

Service Measurements	Average Velocity, All Trains (Miles Per Hour)	19.2	20.3	(5)%
	Average System Dwell Time (Hours)(b)	29.7	28.7	(3)
	Average Total Cars-On-Line	233,118	233,271	—
	On-Time Originations	51.1%	49.0%	4
	On-Time Arrivals	40.1%	40.9%	(2)
	Average Recrews (Per Day)	68	63	(8)%

(a)	Amounts for 2005 are estimated.

(b)	Beginning in October 2005, the American Association of Railroads adopted a new dwell calculation in an effort to standardize reporting across U.S. railroads. Beginning in 2006 and forward, CSX will adopt this new method.
Safety
      CSXT’s continued efforts to reduce the frequency of personal injuries and train accidents produced significant positive results in 2005. Continued focus on CSXT’s safety leadership and train accident prevention processes produced improvements in both its FRA personal injury frequency index and FRA train accident frequency compared to 2004 results. Both processes use training, awareness, compliance measurement and root cause analysis to prevent incidents and create a safer work environment.

RAIL OPERATING STATISTICS(a)

		Fiscal Years Ended

		2005	2004	% Change

Service Measurements	FRA Personal Injury Frequency Index (Per 200,000 Man Hours)	1.71	2.29	25%
	FRA Train Accidents Frequency (Per Million Train Miles)	3.99	4.79	17%

(a) Amounts for 2005 are estimated.
Hurricane Katrina
      The following table summarizes the financial impact of Hurricane Katrina during 2005: (See Note 6. Hurricane Katrina.)

	Income Statement Impact

				Net
			Insurance	Income
		Deductible	Recoveries	Statement
	Losses	Recognized	Recognized(a)	Impact

	(Dollars in millions)
Capital
Fixed assets damages	$(41)	$—	$41	$—
Business Interruption
Incremental expenses	(80)	(8)	72	(8)
Lost profits	(30)	—	—	(30)

Total	$(151)	$(8)	$113	$(38)

(a)	Amounts recorded as receivables from insurance companies. See tables in Note 6. Hurricane Katrina
      As of December 30, 2005, The Company has collected insurance payments of $70 million. Through February 2006, the Company has collected an additional $50 million in insurance recoveries for a total of $120 million.
Capital Investments
      Surface Transportation capital expenditures totaled $1.1 billion and $960 million for fiscal years 2005 and 2004, respectively.
2005 CSX Corporation Other Items
International Terminals Disposal
      In February 2005, CSX sold its International Terminals business for net cash proceeds of $1,108 billion. CSX recognized a gain of $683 million pretax, $428 million after tax, for the fiscal year ended December 30, 2005. (See Note 4. Discontinued Operations.)
Debt Repurchase
      In June 2005, CSX repurchased $1.0 billion of its publicly-traded notes. The consideration paid for these notes totaled $1.2 billion, including a pretax charge of $192 million for costs to repurchase the debt which primarily reflected the market value above original issue value. CSX used cash on hand to finance this repurchase. During 2005, CSX improved its overall financial position by reducing debt balances from $7.2 billion at December 31, 2004 to $6.0 billion as of December 30,

2005. Corresponding interest expense benefits associated with lower outstanding debt helped offset rising variable interest rates. See Note 12. Debt and Credit Agreements.
Free Cash Flow
      Free cash flow is considered a non-GAAP financial measure under SEC Regulation G. Management believes, however, that free cash flow is important in evaluating its financial performance and measures an ability to generate cash without incurring additional external financings. Free cash flow is calculated by taking cash provided by operating activities less property additions, other investing activities, and dividends paid plus Conrail free cash flow and proceeds from sale of businesses. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. The following table reconciles free cash flow (non-GAAP measure) to cash provided by operating activities (GAAP measure):

	Fiscal Years Ended

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
Free Cash Flow(a)	$1,030	$461
Add (Deduct) Items from Consolidated Cash Flow Statements:
Short-term Investments — Net(b)	33	(247)
Dividends Paid	93	86
Net Cash Used in Investing Activities(c)	36	1,240
Add (Deduct) Items Not Included in Consolidated Free Cash Flow:
Conrail Free Cash Flow(d)	(103)	(115)
Other Deposits(e)	21	21

Net Cash Provided by Operating Activities	$1,110	$1,446

(a)	Free cash flow as of December 30, 2005 includes net cash proceeds (net of taxes paid) from the International Terminals’ disposition of $640 million and net debt repurchase costs of $123 million.

(b)	Short-term Investments — Net represents the net source or (use) of cash resulting from sales and purchases of short-term investments included in the investing section of the Consolidated Cash Flow Statements.

(c)	Net Cash Used in Investing Activities includes property additions offset by net cash proceeds (before taxes paid) from the International Terminals’ disposition of $998 million and other investing items.

(d)	Conrail Free Cash Flow represents CSX’s 42% economic interest which is not consolidated in the CSX amounts.

(e)	Other Deposits are not included in the Company’s Free Cash Flow as these deposits represent assets that are set aside for certain future debt payments.
2006 Expectations
Revenue
      During 2006, CSX expects revenue growth, based in part on continuance of the robust pricing environment experienced in 2005. In addition, the Company expects volume increases of 2-3%. Longer-term, CSX expects average annual revenue growth of 4-6% over the next five years due to continued strong transportation demand, the Company’s emphasis on price, and volume growth. Lower contributory traffic will continue to be re-priced or replaced by longer haul, more profitable business. The amount of any revenue and volume increase will depend on several factors:

Economy: Favorable economic conditions are expected to continue based on the forecasts for key economic indicators such as the gross domestic product, industrial production and overall import levels. Generally, the Company’s revenue is fairly diversified and a large portion is relatively insensitive to significant fluctuations in the general economy. Changes, however, in the macroeconomic environment can impact overall revenue growth.

Operational Performance: Service is expected to improve with more consistent execution of the network operating plan, which should result in improved average velocity and more reliable service. Consequently, additional volume may be captured as freight car availability increases due to improved asset utilization and reduced transit times.

Fuel Prices: Because of the fuel surcharge program and cost escalation clauses in long-term contracts, which include a fuel element, a portion of the Company’s revenue varies with the price of fuel. In 2004, CSX suspended entering into new swaps in its fuel hedge program and fuel surcharges became the primary vehicle through which CSX manages fuel price volatility. Consequently, CSX anticipates increases in estimated fuel expenses to approach $100 million in 2006, depending on fluctuations in fuel prices.
Operations
      CSXT expects key operating measurements to improve in 2006 versus the prior year as the initiatives mentioned previously gain momentum, and the emphasis on plan execution continues. Management believes current resource plans are adequate to handle anticipated business levels and to keep the network fluid. CSXT plans to hire approximately 1,860 new train and engine employees, which include locomotive engineers and conductors, to offset anticipated attrition. In addition, CSXT will acquire 100 new high-horsepower locomotives in 2006. Planned capacity and infrastructure investments will also support improved service reliability and volume growth as they are completed throughout the year.
Capital Investments
      The Company continues to invest in its rail infrastructure, locomotives, freight cars and technology to accommodate safe, efficient and reliable train operations. In anticipation of future volume growth in key corridors, the Company plans to make strategic infrastructure investments as profitability targets are met. Investments include locomotives mentioned previously, track and terminal infrastructure expansion such as the Southeastern corridor between Chicago and Florida and the River Line from Albany to New York City. Investments in the Southeastern corridor are intended, among other things, to support Western coal sourcing from the Colorado, Illinois and Powder River basins, consumer goods shipments from West Coast ports and merchandise and automobile shipments. Investments in the River Line are designed to increase long-term capacity for the I-90 corridor between Chicago and New York.
      As a result of these investments and the ongoing needs of the business, the Company expects capital spending of approximately $1.4 billion in 2006 and between $1.3 billion and $1.4 billion in 2007, excluding the impact of Hurricane Katrina.
Free Cash Flow
      CSX will continue to focus on free cash flow in 2006, with a target of approximately $300 million, including approximately $100 million in anticipated insurance recoveries related to Hurricane Katrina.

Risk Factors
Enterprise Risk Management
      In the provision of transportation services, the Company must identify, manage and mitigate the inherent business risks that are an integral component of the Company’s business activities. Financial risk, legal, regulatory, and compliance issues, operational risk, and workforce planning are primary risks to the Company’s business. In 2005, the Company began implementation of a formal Enterprise Risk Management (“ERM”) program in order to identify, quantify, monitor, and potentially mitigate these risks. ERM is a systematic and ongoing process used to help recognize and manage the critical risks that could impact the Company. ERM assists management’s allocation of financial resources and mitigation efforts and enhances risk oversight by the Board of Directors with oversight by the Board or Board Committees, management is responsible for the development and implementation of risk mitigation policies and directing day-to-day risk management.
      The following important risk factors could have a material adverse effect on the Company’s results of operations, financial condition and liquidity, and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements.
Competition
      The Company experiences competition in the form of pricing, service, reliability and other factors from other transportation providers including railroads and motor carriers that operate similar routes across its service area, and to a less significant extent, barges, ships and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSXT and other railroads must build and maintain rail networks using largely internal resources. The Company could be negatively impacted if the scope and quality of these alternative methods of transportation materially increase, or if legislation is passed providing materially greater opportunities for motor carriers with respect to size or weight restrictions.
Operations and Workforce Planning
      In an environment of continued high demand for rail services, CSXT has experienced some network difficulties, including congestion and reduced velocity on its rail system. In addition, changes in demographics, training requirements and the availability of qualified personnel, could each have a negative impact on CSXT’s ability to meet demand for rail service. To meet these challenges, CSXT started implementation of the new network operating plan referred to as the ONE Plan, acquired additional locomotives, started implementing a new locomotive plan, and is hiring and training significant numbers of employees to keep pace with high attrition rates. In 2005, the Company also commenced a two-year program to expand capacity in key corridors. Though these steps have been taken, CSXT cannot be sure that these measures will fully or adequately address the operational issues. The Company also cannot be sure that it will not experience other difficulties related to network capacity, dramatic and unplanned increases in demand for rail service in one or more of our commodity groups, or other events that could have a negative impact on our operational efficiency, any one of which could have a material adverse effect on our results of operations, financial condition, and liquidity.
Employees and Labor Union Relationships
      CSXT considers relations with its unions and union employees generally to be good. Most of CSXT’s employees are represented by labor unions and are covered by collective bargaining agreements. The bargaining agreements contain a moratorium clause that precludes serving new bargaining demands until a certain date. Generally speaking, these agreements are bargained nationally by the National Railway Labor Conference, so all bargaining on agreement changes begins at the same time. The round of bargaining that started in 2000 was recently concluded when agreements were reached with all of the unions.
      Most of the moratoriums negotiated in the 2000 round have expired and in November 2004 the parties were free under the collective bargaining agreements to serve new bargaining demands and start a new round of national bargaining. The current status of 2004 negotiations is that CSXT and the other railroads participating in national bargaining are in mediation with eight unions, are bargaining with four other unions and have not started bargaining with one union. The railroads had asked the National Mediation Board for a release from mediation with respect to seven of the eight unions in mediation, but now have informed the National Mediation Board that they are voluntarily withdrawing that request pending a decision in the lawsuit brought by the United Transportation Union which challenges certain aspects of the railroads’ bargaining demands. The outcome of the 2004 round of negotiations is uncertain at this time.
      In the rail industry, negotiations have generally taken place over a number of years and previously have not resulted in any extended work stoppages. The agreements reached in the 2000 round of bargaining will continue to remain in effect until new agreements are reached. The parties are not permitted to either strike or lockout until the Railway Labor Act’s lengthy procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention) are exhausted.
Environmental Laws and Regulation
      The Company’s operations are subject to wide-ranging federal, state and local environmental laws and regulations concerning, among other things, emissions to the air, discharges to water, the handling, storage, transportation and disposal of waste and other materials, and cleanup of hazardous material or petroleum releases. The Company generates and transports hazardous and non-hazardous waste and materials in its current operations, and it has done so in its former operations. In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties and properties owned by third parties or Company predecessors, as well as to properties currently owned and used by the Company. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. The Company has been and may be subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the cleanup of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs as a result of any of the foregoing, and may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.
Fuel Costs
      Fuel costs represent a significant expense of the Company’s Surface Transportation operations. Fuel prices can vary significantly from period to period and significant increases may have a material adverse effect on results of operations. Furthermore, fuel prices and supply are influenced considerably by international political and economic circumstances. A fuel surcharge recovery program is in place with a considerable number of customers. This program has historically permitted the Company’s Surface Transportation businesses to recover a significant portion of increased fuel costs. Despite the fuel surcharge program, the Company could be negatively impacted if a fuel supply shortage were to arise, whether due to OPEC or other production restrictions, lower refinery outputs, a disruption of oil imports or otherwise, and any subsequent price increases could further increase the potential impact.

Future Acts of Terrorism or War
      Terrorist attacks, such as those that occurred in the United States in September 2001, in Spain in March 2004, or in England in July 2005, and any government response thereto or war may adversely affect results of operations, financial condition and liquidity. The Company’s rail lines and physical plant may be direct targets or indirect casualties of acts of terror or war, which could cause significant business interruption and result in increased costs and liabilities and decreased revenues and have a material adverse effect on results of operations, financial condition or liquidity. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.
Regulation and Legislation
      The Company is subject to various regulatory jurisdictions, including the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of DOT and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters. Legislation passed by Congress or regulations issued by these agencies can significantly affect the revenues, costs and profitability of the Company’s business. Moreover, the Company could be negatively affected by failure to comply with applicable laws and regulations. In addition, Congressional efforts to reduce or eliminate funding for Amtrak, if successful, could result in significant costs to CSXT, including, but not limited to: loss of revenue from trackage rights; uncertainty relating to operating agreements; loss of other contractual rights, such as indemnification; adverse network implications, such as potential coordination with numerous state commuter rail agencies; and increased payments into the Railroad Retirement system to supplement lost contributions from Amtrak and its employees.
      In response to the heightened threat of terrorism in the wake of the September 11, 2001 attacks, federal, state and local governmental bodies are proposing and beginning to adopt various legislation and regulations relating to security issues that impact the transportation industry, including rules and regulations that affect the transportation of hazardous materials. For instance, the District of Columbia enacted legislation that prohibits rail carriers, including CSXT, from transporting certain hazardous materials through the District. CSXT, supported by the United States, is currently challenging the validity of this legislation in the federal courts. Although CSXT and the Federal Government have secured favorable rulings from the US Court of Appeals for the District of Columbia Circuit and the STB, legal proceedings continue, and the ultimate outcome is uncertain. The extent to which other governmental bodies will ultimately take similar or related steps is also uncertain. The Company could be negatively impacted by any legislation, regulations, or rules enacted by federal, state or local governmental bodies relating to security issues that affect rail and intermodal transportation.
Safety
      The Company faces inherent business risk from exposure to property damage and personal injury claims resulting from train accidents, including derailments. The Company is also subject to exposure to occupational injury claims. While the Company is working diligently to enhance its safety programs and to continue to raise the awareness levels of its employees concerning safety, the Company cannot ensure that it will not experience any material property damage or personal injury or occupational claims in the future or that it will not incur significant costs to defend such claims. Additionally, the Company cannot ensure that existing claims will not suffer adverse development not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors outside of the Company’s control. The Company engages outside parties to assist with the evaluation of certain of the occupational and personal injury claims, and believes that it is adequately reserved to cover all potential claims. Final amounts determined to be due, however, on any outstanding matters may differ materially from the recorded reserves.

Severe Weather
      The Company may face severe weather conditions and other natural occurrences, including floods, fires, hurricanes and earthquakes which may cause significant disruptions to the Company’s operations, and result in increased costs and liabilities and decreased revenues. For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s results of operations, financial position or liquidity, see Note 6. Hurricane Katrina.
FORWARD-LOOKING STATEMENTS
      Certain statements in this report and in other materials filed with the SEC, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, among others, statements regarding:

•	Expectations as to results of operations and operational improvements;

•	Expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on the Company’s financial condition;

•	Management’s plans, goals, strategies and objectives for future operations and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

•	Future economic, industry or market conditions or performance.
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
      Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed elsewhere, may cause actual results to differ materially from those contemplated by these forward-looking statements:

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
      Additionally, important factors resulting from Hurricane Katrina that may cause actual results to differ materially from those contemplated by these forward-looking statements include: the ability to fully restore service in affected areas of CSXT’s rail network; further assessments of the extent of storm-related losses; the price and availability of continued supplies of fuel; the effect of inefficiencies in Company operations and increased operating expenses resulting from storm-related disruptions; loss of customers to competitors that have not been affected by the storm to the same degree in the same locales; and the extent of insurance coverage for the Company’s losses. Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in the Company’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.
Financial Results of Operations
     2005 vs. 2004 Consolidated Results of Operations
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consisted of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004.

	Consolidated

	52 Weeks	53 Weeks
	2005	2004	$ Change	% Change

	(Dollars in millions)
Operating Revenue	$8,618	$8,040	$578	7%
Operating Expense
Labor and Fringe	2,864	2,744	120	4
Materials, Supplies and Other	1,828	1,753	75	4
Depreciation	826	711	115	16
Fuel	783	656	127	19
Building and Equipment Rent	510	569	(59)	(10)
Inland Transportation	230	280	(50)	(18)
Conrail Rents, Fees & Services	65	256	(191)	(75)
Restructuring Charge — Net	—	71	(71)	NM
Provision for Casualty Claims	(38)	—	(38)	NM

Total Operating Expense	7,068	7,040	28	—

Operating Income	$1,550	$1,000	$550	55%

Prior periods have been reclassified to conform to the current presentation.
NM — not meaningful

Operating Revenue
      Operating Revenue increased $578 million for the year ended December 30, 2005 to $8.6 billion, compared to $8.0 billion for the prior year as continued yield management efforts coupled with the Company’s fuel surcharge program drove revenue-per-unit improvements across all major markets.

Operating Income
      Operating Income for the year ended December 30, 2005 increased $550 million to $1.6 billion as a result of increased operating revenue. Operating expenses remained relatively flat compared to the prior year.

Other Income
      Despite the absence of the $16 million net gain after tax related to the Conrail spin-off transaction, Other Income increased $29 million to $101 million for the year ended December 30, 2005, primarily as a result of gains from real estate sales.

Interest Expense
      Interest Expense decreased $12 million to $423 million for the year ended December 30, 2005 compared to the prior year comparable period. In June 2005, CSX repurchased $1.0 billion of its publicly-traded notes. As a result of the debt repurchase, interest expense was reduced. The savings (from June through December) were mostly offset by rising variable interest rates.

Net Earnings
      Earnings from Continuing Operations were $720 million, or $3.17 per diluted share, for the year ended December 30, 2005 compared to $418 million, or $1.87 per diluted share for the prior year.
      Income tax expense increased $97 million to $316 million for the year ended December 30, 2005 as a result of higher Earnings from Continuing Operations. Additionally, the effective income tax rate decreased from 34% in 2004 to 30% in 2005 primarily attributable to legislative changes in Ohio that will gradually eliminate the Ohio corporate franchise tax.
      Income from Discontinued Operations, net of tax, was $425 million, or $1.87 per diluted share, for the year ended December 30, 2005 compared to a loss of $79 million, or 35 cents per diluted share, for the prior year. CSX recognized income of $683 million pretax, $428 million after tax, for the fiscal year ended December 30, 2005 as a result of the sale of its International Terminals’ business. Discontinued Operations for the period ended December 31, 2004, includes International Terminals’ net earnings as well as additional income tax expense of $97 million related to undistributed foreign earnings.
      Net Earnings were $1.1 billion, or $5.04 per diluted share, for the year ended December 30, 2005, compared to $339 million, or $1.52 per diluted share, for the prior year.

2004 vs. 2003 Consolidated Results of Operations
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.

	Consolidated

	53 Weeks	52 weeks
	2004	2003	$ Change	% Change

	(Dollars in millions)
Operating Revenue	$8,040	$7,573	$467	6%
Operating Expense
Labor and Fringe	2,744	2,656	88	3
Materials, Supplies and Other	1,753	1,622	131	8
Depreciation	711	620	91	15
Fuel	656	581	75	13
Building and Equipment Rent	569	565	4	1
Inland Transportation	280	305	(25)	(8)
Conrail Rents, Fees & Services	256	342	(86)	(25)
Restructuring Charge — Net	71	22	49	223
Provision for Casualty Claims	—	232	(232)	NM
Additional Loss on Sale	—	108	(108)	NM

Total Operating Expense	7,040	7,053	(13)	—

Operating Income	$1,000	$520	$480	92%

Prior periods have been reclassified to conform to the current presentation.
NM — not meaningful

Operating Revenue
      Operating Revenue increased $467 million for the year ended December 31, 2004 to $8.0 billion, compared to $7.6 billion for the prior year primarily due to continued yield management strategies as all major markets showed year-over-year improvement in revenue-per-unit coupled with the Company’s fuel surcharge program.

Operating Income
      Operating Income for the year ended December 31, 2004 increased $480 million to $1.0 billion, compared to $520 million in the prior year. Operating expenses decreased principally due to the absence of charges totaling $340 million taken in 2003 for (1) the Provision for Casualty Claims, and (2) the Additional Loss on Sale.

Other Income
      Other Income decreased $21 million to $72 million for the year ended December 31, 2004, compared to $93 million for the prior year primarily due to a decline in income from real estate and resort operations. This decrease was partially offset by the net gain of $16 million, after tax, related to the Conrail spin-off transaction.

Interest Expense
      Interest Expense increased $17 million for the year ended December 31, 2004 compared to the prior year comparable period due to decreased benefits from interest rate swaps and the exchange of Conrail debt as a result of the Conrail spin-off transaction.

Net Earnings
      Earnings from Continuing Operations were $418 million, or $1.87 per diluted share, for the year ended December 31, 2004 compared to $137 million, or 63 cents per diluted share, for the prior year.
      Losses from Discontinued Operations, net of tax, were $79 million, or 35 cents per diluted share, for the year ended December 31, 2004 compared to earnings of $52 million, or 23 cents per diluted share, for the prior year. Discontinued Operations for the period ended December 31, 2004, include International Terminals’ net earnings as well as additional tax expense of $97 million related to undistributed foreign earnings.
      The year ended December 26, 2003 includes an after-tax cumulative effect of accounting change benefit of $57 million, related to the adoption of Statement of Financial Accounting Standard (“SFAS”) 143, Accounting for Asset Retirement Obligations (“SFAS 143”).
      Net Earnings were $339 million, or $1.52 per diluted share, for the year ended December 31, 2004, compared to $246 million, or $1.11 per diluted share, for the prior year.
      The increase in the 2004 effective income tax rate compared to the prior year is primarily attributable to a larger percentage of total pretax earnings being attributable to Conrail equity earnings in 2004 than in 2003. Additionally, 2003 income tax expense was favorably impacted by the cumulative effect of changes in the Company’s deferred effective state income tax rates.

2005 vs. 2004 Rail Results of Operations
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consisted of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004.

	Rail

	52 Weeks	53 weeks
	2005	2004	$ Change	% Change

	(Dollars in millions)
Operating Revenue	$7,256	$6,694	$562	8%
Operating Expense
Labor and Fringe	2,777	2,663	114	4
Materials, Supplies and Other	1,622	1,540	82	5
Depreciation	779	664	115	17
Fuel	783	656	127	19
Building and Equipment Rent	400	428	(28)	(7)
Inland Transportation	(433)	(421)	(12)	3
Conrail Rents, Fees & Services	65	256	(191)	(75)
Restructuring Charge — Net	—	67	(67)	NM
Provision for Casualty Claims	(38)	—	(38)	NM

Total Operating Expense	5,955	5,853	102	2

Operating Income	$1,301	$841	$460	55%

Operating Ratio	82.1%	87.4%
Total Assets	$23,177	$22,927

Prior periods have been reclassified to conform to the current presentation.
NM — not meaningful

	Rail Traffic, Revenue and Revenue per Unit

	Volume		Revenue		Revenue Per Unit

	52 Weeks	53 Weeks	52 Weeks	53 Weeks	52 Weeks	53 Weeks
	2005	2004	2005	2004	2005	2004

	Volume (thousands); Revenue (dollars in millions), Revenue Per Unit
	(dollars)
Merchandise
Phosphates and Fertilizers	444	471	$351	$341	$791	$724
Metals	361	380	570	511	1,579	1,345
Forest Products	439	465	717	681	1,633	1,465
Food and Consumer	249	245	438	377	1,759	1,539
Agricultural Products	357	356	550	512	1,541	1,438
Chemicals	533	564	1,089	1,069	2,043	1,895
Emerging Markets	505	506	513	504	1,016	996

Total Merchandise	2,888	2,987	4,228	3,995	1,464	1,337
Automotive	488	507	844	835	1,730	1,647
Coal, Coke and Iron Ore
Coal	1,726	1,659	1,992	1,714	1,154	1,033
Coke and Iron Ore	83	71	88	66	1,060	930

Total Coal, Coke and Iron Ore	1,809	1,730	2,080	1,780	1,150	1,029
Other	—	—	104	84	—	—

Total Rail	5,185	5,224	$7,256	$6,694	$1,399	$1,281

Prior periods have been reclassified to conform to the current presentation.

Operating Revenue
      CSX categorizes rail revenue in three main lines of business: merchandise, automotive and coal, coke and iron ore. Overall revenue increased $562 million, or 8%, to $7.3 billion in 2005 from $6.7 billion in 2004.

Merchandise
      All merchandise markets experienced revenue growth primarily driven by yield improvement efforts and the Company’s fuel surcharge program. Overall merchandise revenue grew 6% to a record $4.2 billion while revenue-per-unit also achieved record levels increasing 9%. Volume declined 3% due to several factors including an additional week included in the fiscal year ended December 31, 2004, impacts of Hurricane Katrina and shedding of low margin traffic. Food and consumer experienced volume growth due to a continued shift of traffic previously handled by trucks to rail and the acquisition of newly finished railcars to other shippers. Despite strong soybean and corn harvests and increased export demand for grain, volume in agricultural products was flat due to declines in processed products such as flour, sweeteners, and vegetable oils. Emerging markets volumes and revenue were negatively impacted by a significant reduction in shipments of high revenue per unit military traffic. While metals volumes decreased by 5%, the pricing environment remained very favorable and resulted in the highest revenue per unit growth within merchandise at 17%.
      Forest products also experienced high revenue per unit increases because of both a favorable pricing environment and a favorable mix shift from short haul low margin traffic towards longer haul more profitable traffic. In addition to production disruption from both Hurricanes Katrina and Rita, chemical volumes were negatively impacted by high natural gas prices and generally high raw materials inventories. Phosphate and fertilizer volumes were down due to high international inventories of phosphates during the first half of the year and several CSX-served plant curtailments or closures during 2005. Both the chemicals and phosphate and fertilizer groups experienced high revenue per unit increases of 8% and 9%, respectively.

Automotive
      Overall volume was down 4% as North American light vehicle production was flat compared to the prior year. However, vehicle production for the Big 3 was unfavorable 6%, including permanent closures of three General Motors plants served by the Company. Growth in new shipments from the newly-opened Hyundai plant in Montgomery, AL continued to partially offset these declines. Revenue-per-unit grew 5% on strong yield management and increases in fuel surcharge rates and coverage resulting in record revenue-per-unit levels. Revenue-per-unit gains more than offset volume weakness and drove overall revenue growth of 1% compared to the prior year.

Coal, Coke & Iron Ore
      Revenues increased by 17% to a record $2.1 billion due to both strong volume growth of 5%, and revenue per unit improvements of 12% driven by a favorable pricing environment and the Company’s fuel surcharge program. Most markets experienced strong demand as utility inventory levels remained below target levels. CSXT also reached a settlement agreement in a rate case that resulted in an additional $17 million of revenue in 2005.

Operating Expense
      Total rail operating expenses increased $102 million, or 2% for the year ended December 30, 2005, compared to 2004.
      Labor and Fringe Expense increased $114 million or 4% compared to the prior year primarily attributable to increases in incentive compensation and the effects of inflation.
      Materials, Supplies and Other expenses increased $82 million, or 5%, primarily due to the effects of inflation, higher reserve requirements for uncollectible accounts, and increased legal fees resulting from the litigation and resolution of certain matters.
      Depreciation expense increased $115 million or 17% compared to the prior year primarily attributable to additional assets received as a result of the Conrail spin-off transaction. The rail segment had property additions of approximately $1.1 billion.
      Fuel expense increased $127 million or 19% in 2005, net of $249 million of fuel hedging benefits, compared to the prior year primarily due to fuel price increases. Fuel hedging activity had a $63 million favorable impact on fuel expense for the fiscal year ended December 31, 2004. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.31 in 2005 versus $1.10 in 2004. In addition, the fuel surcharge programs and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.
      Building and Equipment Rent decreased $28 million or 7% in 2005, compared to the prior year, as a result of decreased overall volume and lower locomotive lease expense.
      Inland transportation, which represents Intermodal’s use of the CSXT rail network, decreased $12 million compared to the prior year. The offsetting expense associated with this amount is reflected in Intermodal’s operating expense, and is thus eliminated at the consolidated level.
      Conrail Rents, Fees & Services expense decreased $191 million or 75% in 2005, compared to the prior year, as a result of the Conrail spin-off transaction, which decreased rents paid to Conrail as assets previously leased from Conrail are now owned directly by CSXT. Additionally, Conrail received a tax benefit from the resolution of various federal income tax audit adjustments during 2005, which increases CSX’s equity earnings and offsets Conrail Rents, Fees & Services. (See Note 2. Investment In and Integrated Rail Operations with Conrail.)

      Rail operating expense for the fiscal year ended December 30, 2005, included net favorable reserve adjustments of $38 million related to decreasing claim trends. This adjustment is reflected as “Provision for Casualty Claims” in the operating expense detail above. (See Note 11. Casualty, Environmental and Other Reserves.)
      For the fiscal year ended December 31, 2004, the rail business segment recorded expense of $67 million for separation expense, pension and postretirement benefit curtailment charges, stock compensation expense and other related expenses. (See Note 5. Management Restructuring.)

Operating Income
      Operating income increased $460 million to $1.3 billion in 2005, compared to $841 million in 2004 primarily due to an 8% increase in revenue.

2004 vs. 2003 Rail Results of Operations
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.

	Rail

	53 weeks	52 weeks
	2004	2003	$ Change	% Change

	(Dollars in millions)
Operating Revenue	$6,694	$6,182	$512	8%
Operating Expense
Labor and Fringe	2,663	2,522	141	6
Materials, Supplies and Other	1,540	1,358	182	13
Depreciation	664	579	85	15
Fuel	656	566	90	16
Building and Equipment Rent	428	422	6	1
Inland Transportation	(421)	(399)	(22)	6
Conrail Rents, Fees & Services	256	342	(86)	(25)
Provision for Casualty Claims	—	229	(229)	NM
Restructuring Charge — Net	67	22	45	NM

Total Operating Expense	5,853	5,641	212	4

Operating Income	$841	$541	$300	55%

Operating Ratio	87.4%	91.2%
Total Assets	$22,927	$16,333

Prior periods have been reclassified to conform to the current presentation.
NM — not meaningful

	Rail Traffic, Revenue and Revenue per Unit

	Volume		Revenue		Revenue Per Unit

	53 Weeks	52 Weeks	53 Weeks	52 Weeks	53 Weeks	52 Weeks
	2004	2003	2004	2003	2004	2003

	Volume (thousands); Revenue (dollars in millions), Revenue Per Unit
	(dollars)
Merchandise
Phosphates and Fertilizers	471	460	$341	$329	$724	$715
Metals	380	348	511	435	1,345	1,250
Forest Products	465	459	681	622	1,465	1,355
Food and Consumer	245	242	377	351	1,539	1,450
Agricultural Products	356	363	512	497	1,438	1,369
Chemicals	564	541	1,069	989	1,895	1,828
Emerging Markets	506	476	504	471	996	989

Total Merchandise	2,987	2,889	3,995	3,694	1,337	1,279
Automotive	507	529	835	853	1,647	1,612
Coal, Coke and Iron Ore
Coal	1,659	1,570	1,714	1,543	1,033	983
Coke and Iron Ore	71	65	66	57	930	877

Total Coal, Coke and Iron Ore	1,730	1,635	1,780	1,600	1,029	979
Other	—	—	84	35	—	—

Total Rail	5,224	5,053	$6,694	$6,182	$1,281	$1,223

Prior periods have been reclassified to conform to the current presentation.

Operating Revenue
      CSXT categorizes revenues in three main areas: merchandise, automotive and coal, coke and iron ore. Overall revenues were up $512 million to $6.7 billion in 2004 from $6.2 billion in 2003.

Merchandise
      Merchandise showed strength during 2004 with revenue up 8% on 3% volume growth. All markets showed year-over-year revenue improvement due to pricing, yield management strategies and the Company’s fuel surcharge program. All markets, except agricultural products, experienced increased volumes. Metals realized the most improvement, with 17% revenue growth on 9% volume growth. Strong demand existed across all steel commodity lines as steel production and mill utilization rates were at high levels. Forest products revenue grew 9% on 1% volume growth as a result of strength in panel and lumber markets driven by strong residential construction. Food and consumer revenues grew 7% on 1% volume growth. Food and consumer and forest products volumes were favorable year-over-year primarily due to the 53 week fiscal reporting calendar in 2004. Chemicals revenue grew 8% on 4% volume growth driven by strong customer demand and a rebound in U.S. chemical exports. Emerging markets revenues grew 7% on 6% volume growth, largely driven by strength in aggregates, cement, lime and fly ash. New industrial development is helping serve off — rail markets. Phosphate and fertilizer revenues grew 4% on 2% volume growth. Fertilizer production levels were mixed as high fertilizer prices and hurricane disruptions caused curtailments in production. Although ethanol shipments contributed to growth in agricultural products, revenue increased 3% on declining volume due to a decline in export and bean markets.

Automotive
      Volumes declined largely due to a 100,000 unit year-over-year decrease in North American light vehicle production. Downtime at CSXT-served plants also contributed to volume weakness. Price increases drove improvements in revenue-per-unit.

Coal, Coke and Iron Ore
      Coal, coke and iron ore revenue increased 11% on 6% volume growth. All lines of business reflect year-over-year revenue-per-unit improvements. Volume growth was driven by gains in export, metallurgical and utility markets. Strength in exports was due to high demand primarily related to Asian steel market needs.

Other
      Other revenue for the fiscal year 2004 includes $63 million for FRT, a short-line railroad consolidated in 2004 pursuant to Financial Accounting Standards Board (“FASB”) Interpretation 46 Consolidation of Variable Interest Entities. Prior to 2004, FRT was accounted for under the equity method.

Operating Expense
      Total rail operating expenses increased $212 million, or 4% for the year ended December 31, 2004, compared to 2003.
      Labor and Fringe Expense increased $141 million or 6% compared to the prior year primarily attributable to the effects of inflation, consolidation of FRT and increases in incentive compensation plan and pension costs. These costs were partially offset by benefits realized from reduced staffing levels.
      Materials, Supplies and Other expenses increased $182 million, or 13%, year-over-year primarily due to increased maintenance and crew travel costs, property and sales taxes, coupled with higher track, locomotive, car repair and other costs. Additionally, due to the adoption of SFAS 143 as discussed below, depreciation expense has been decreased and materials, supplies and other expense increased to account for the discontinuance of the accrual of cross-tie removal as a component of depreciation expense.
      Depreciation expense increased $85 million or 15% compared to the prior year primarily attributable to assets received as a result of the Conrail spin-off transaction. The rail segment had property additions of approximately $1 billion, but the additional depreciation was offset by the reduction in depreciation associated with the adoption of SFAS 143. In conjunction with the group-life method of accounting for asset costs, CSXT historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. The effect is to decrease depreciation expense and increase Materials, Supplies and Other expense.
      Fuel expense increased $90 million or 16% in 2004, net of $63 million of fuel hedging benefits, compared to the prior year primarily due to fuel price increases, while increased volumes were also a factor. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.10 in 2004 versus $0.96 in 2003. In addition, the fuel surcharge programs and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.
      Building and Equipment Rent remained relatively consistent year-over-year with the slight increase in 2004 resulting from unfavorable asset utilization.
      Inland transportation, which represents Intermodal’s use of the CSXT rail network, reduced operating expense by $22 million or 6% year-over-year. The offsetting expense associated with this amount is reflected in Intermodal’s operating expense, and thus eliminates at the consolidated level.

      Conrail Rents, Fees & Services expense decreased $86 million or 25% in 2004, compared to the prior year, as a result of the Conrail spin-off transaction, which decreased rents paid to Conrail as assets previously leased from Conrail are now owned directly by CSXT. (See Note 2. Investment In and Integrated Rail Operations with Conrail.)
      For the fiscal year ended December 31, 2004, the rail business segment recorded expense of $67 million for separation expense, pension and postretirement benefit curtailment charges, stock compensation expense and other related expenses. (See Note 5. Management Restructuring.)
      Rail operating expense for the fiscal year ended December 26, 2003, included a charge of $229 million recorded in conjunction with CSXT’s change in estimate for its casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries that could be received over the next seven years. This charge is reflected as “Provision for Casualty Claims” in the operating expense detail above. (See Note 11. Casualty, Environmental and Other Reserves.)

Operating Income
      Operating income increased $300 million to $841 million in 2004, compared to $541 million in 2003 primarily due to an 8% increase in revenue coupled with the absence of $229 million provision for casualty claims, offset by $67 million of management restructuring charges and other expense increases as previously discussed.

2005 vs. 2004 Intermodal Results of Operations
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2005 consisted of 52 weeks ending on December 30, 2005. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004.

	Intermodal

	52 Weeks	53 Weeks
	2005	2004	$ Change	% Change

	(Dollars in millions)
Operating Revenue	$1,362	$1,346	$16	1%
Operating Expense
Labor and Fringe	79	78	1	1
Materials, Supplies and Other	200	219	(19)	(9)
Depreciation	39	38	1	3
Building and Equipment Rent	133	154	(21)	(14)
Inland Transportation	663	701	(38)	(5)
Restructuring Charge — Net	—	4	(4)	NM

Total Operating Expense	1,114	1,194	(80)	(7)

Operating Income	$248	$152	$96	63%

Operating Ratio	81.8%	88.7%
Total Assets	$305	$313

Prior periods have been reclassified to conform to the current presentation.
NM — not meaningful

	Intermodal Traffic, Revenue and Revenue-per-Unit

	Volume		Revenue		Revenue Per Unit

	52 Weeks	53 Weeks	52 Weeks	53 Weeks	52 Weeks	53 Weeks
	2005	2004	2005	2004	2005	2004

	Volume (thousands); Revenue (dollars in millions), Revenue per unit (dollars)
Intermodal
Domestic	891	1,028	$738	$795	$828	$773
International	1,274	1,278	499	501	392	392
Other	—	—	125	50	—	—

Total Intermodal	2,165	2,306	$1,362	$1,346	$629	$584

Prior periods have been reclassified to conform to the current presentation.

Operating Revenue
      Intermodal revenue improved 1% due to higher fuel surcharge rates, customer coverage and continued emphasis on multiple ancillary charges, including premise use and per diem charges related to asset utilization. In the domestic market, continued focus on longer hauls in higher density lanes coupled with sustained strength in pricing increased revenue per unit by 7%. Overall, domestic volumes were down compared to the prior year due to ongoing yield management efforts. Strong demand from the parcel sector partially offset volume declines and increased revenue. International volumes and revenue remained flat compared to the prior year. Pricing initiatives were offset by a reduction in long-haul shipments from the west coast. The shift of traffic to east coast ports caused an increase in shorter-haul moves, which negatively impacted revenue per unit.

Operating Expense
      Intermodal expenses decreased 7% compared to the prior year due to continued service improvements, an emphasis on equipment utilization, and decrease in volume as discussed above. A decline in trucking expenses associated with line-haul moves led to a significant decrease in operating costs associated with a reduction in services. Several productivity initiatives within terminal operations generated efficiencies driving per-unit cost reductions compared to the prior year.

2004 vs. 2003 Intermodal Results of Operations
      CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004. Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003.

	Intermodal

	53 Weeks	52 Weeks
	2004	2003	$ Change	% Change

	(Dollars in millions)
Operating Revenue	$1,346	$1,264	$82	6%
Operating Expense
Labor and Fringe	78	73	5	7
Materials, Supplies and Other	219	214	5	2
Depreciation	38	32	6	19
Building and Equipment Rent	154	147	7	5
Inland Transportation	701	688	13	2
Restructuring Charge — Net	4	—	4	NM

Total Operating Expense	1,194	1,154	40	3

Operating Income	$152	$110	$42	38%

Operating Ratio	88.7%	91.3%
Total Assets	$313	$400

Prior periods have been reclassified to conform to the current presentation.
NM — not meaningful

	Intermodal Traffic, Revenue and Revenue Per Unit

	Volume		Revenue		Revenue Per Unit

	53 Weeks	52 Weeks	53 Weeks	52 Weeks	53 Weeks	52 Weeks
	2004	2003	2004	2003	2004	2003

	Volume (thousands); Revenue (dollars in millions), Revenue Per Unit
	(dollars)
Intermodal
Domestic	1,028	1,060	$795	$784	$773	$740
International	1,278	1,170	501	469	392	401
Other	—	—	50	11	—	—

Total Intermodal	2,306	2,230	$1,346	$1,264	$584	$567

Prior periods have been reclassified to conform to the current presentation.

Operating Revenue
      Intermodal revenue improved 6% on a 3% volume increase due to strength in most business commodities. Strong gains in truck brokerage continued with the implementation of deal space technology, which is incorporated into the broader Pegasus system. Deal space technology is designed as a pricing, scheduling and capacity reservation system and provides CSX Trucking solicitors real-time information on costs, competitive prices, preferred routes and service. The parcel and international sectors also continued to show year-over-year strength. The parcel group showed improvement in most markets while international volume gains were based on general import growth. The domestic channel did not experience year-over-year growth due to Intermodal’s Network Simplification Initiative which led to overall service improvements across the network, limited some terminals to containers only and improved the profitability of the traffic.

Operating Expense
      Intermodal operating expense increased $40 million compared to the prior year due primarily to increases in volume and inflationary factors. Operating income increased to $152 million in 2004, compared to $110 million in the prior year, a 38% improvement.
Liquidity and Capital Resources

Cash and Cash Equivalents
      Cash and cash equivalents decreased $213 million to $309 million at December 30, 2005, from $522 million at December 31, 2004. The decrease in cash is primarily due to the net effect of total consolidated debt repaid of $1.3 billion (see Debt Repurchase below) offset by the net cash proceeds from the sale of CSX’s International Terminals business of $1.1 billion.

Debt Repurchase
      In June 2005, CSX repurchased $1.0 billion of its publicly-traded notes. The total consideration paid for these notes totaled $1.2 billion, which includes a pretax charge of $192 million for costs to repurchase the debt which primarily reflects the market value above original issue value. CSX used cash proceeds from the disposition of CSX’s International Terminals business to finance this repurchase. During 2005, CSX improved its overall financial position by reducing debt balances from $7.2 billion at December 31, 2004 to $6.0 billion as of December 30, 2005. As a result of the debt repurchase, CSX expects interest expense savings of approximately $68 million per year. However, these savings will be offset by rising short-term interest rates associated with $1.1 billion of variable rate debt which terms are based on LIBOR. (See Note 12. Debt and Credit Agreements.)

Convertible Debentures
      In October 2005, holders had the option to require CSX to purchase their debentures at a purchase price equal to the accreted value of $852.48 per $1,000 principal amount at maturity. As a result, CSX purchased an immaterial aggregate principal amount at maturity of the debentures with cash on hand. The debentures allow holders to require CSX to purchase their debentures in October 2006, October 2008, October 2011, and October 2016, at a purchase price equal to the accreted value of the debentures at the time. The debentures are classified in Current Maturities of Long-term Debt in the Consolidated Balance Sheets.

Debt Issuances
      In August 2004, CSX issued $300 million of floating rate notes with a maturity date of August 3, 2006. The notes bear interest at a rate that varies with LIBOR plus an applicable spread. These notes are not redeemable prior to maturity.

Operating Activities
      Cash provided by operations in 2005 was $1.1 billion, compared to $1.4 billion for 2004. Earnings from Continuing Operations were substantially higher than the previous year. However, the Company made significant tax payments attributable to these higher earnings as well as related taxes paid on the sale of CSX’s International Terminals business in 2005.

Investing Activities
      Net cash used by investing activities was $36 million in 2005 compared to $1.2 billion in 2004. Included in investing activities is cash spent for capital additions of $1.1 billion and $1.0 billion in 2005 and 2004 respectively. Offsetting the cash spent in 2005, are the net cash proceeds from the disposition of CSX’s International Terminals business.

Financing Activities
      Financing activities used cash of $1.3 billion during 2005 compared to providing cash of $20 million during 2004 primarily as a result of the debt repurchase completed in June 2005, and an increase in dividends paid, which was partially offset by the proceeds from the exercise of stock options.

Dividends
      CSX paid $93 million, $86 million, and $86 million in dividends in fiscal years 2005, 2004 and 2003, respectively. The increase in 2005 is a result of the Company increasing dividends by 30%, in the fourth quarter, from 10 cents to 13 cents per share.

Working Capital
      The Company’s working capital at December 30, 2005 was a deficit of $607 million, compared to a deficit of $314 million at December 31, 2004, primarily driven by reductions in cash and cash equivalents and short-term investments combined with the absence of net assets from CSX’s former International Terminals business. A working capital deficit is not unusual for the Company and other railroads and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due and has sufficient financial capacity to manage its day-to-day cash requirements and any anticipated obligations arising from legal, tax and other regulatory rulings.

Credit Facilities
      CSX has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2006. The facilities were entered into in May 2004 and May 2005, respectively, on terms substantially similar to the facilities they replaced. Generally, these facilities may be used for general corporate purposes, to support CSX’s commercial paper, and for working capital. Neither of the credit facilities was drawn on as of December 30, 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. In 2005, CSX paid approximately $2 million for total fees associated with the undrawn facility. These credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. At December 30, 2005, CSX was in compliance with all covenant requirements under the facilities.

Stock Repurchases
      The Board of Directors has authorized CSX to purchase shares of its common stock from time to time in an amount up to approximately $150 million in any fiscal year. Pursuant to this authority, CSX intends to purchase shares of CSX common stock in the open market or in privately negotiated transactions.

Credit Ratings
      As of December 30, 2005, CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively. In May 2005, Standard and Poor’s raised CSX’s short-term rating from A-3 to A-2 and revised the outlook from negative to stable. In July 2004, Moody’s Investor Service reaffirmed CSX’s short and long-term unsecured debt ratings, but adjusted the outlook from stable to negative. CSX’s short-term commercial paper program is rated A-2 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, its undrawn borrowing costs under the $1.2 billion and $400 million revolving credit facilities would not materially increase. If CSX’s short-term commercial paper ratings were reduced to A-3 and P-3, it would increase CSX’s borrowing costs in the commercial paper market and reduce its access to this source of funds because of the more limited demand for lower rated commercial paper. CSX had no commercial paper outstanding at December 30, 2005 or December 31, 2004.

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

Type of Obligation	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in millions)(Unaudited)
Long-term Debt (See Note 12)	$1,016	$595	$633	$296	$94	$3,474	$6,108
Operating Leases — Net (See Note 19)	176	165	120	87	75	264	956
Agreements with Conrail (See Note 2)	18	18	16	13	9	17	91
Purchase Obligations (See Note 19)	397	423	342	338	353	5,855	7,708

Total Contractual Obligations	$1,607	$1,201	$1,111	$734	$531	$9,610	$14,863

      The following table sets forth maturities of the Company’s other commitments:

Type of Obligation	2006	2007	2008	2009	2010	Thereafter	Total

	(Dollars in millions)(Unaudited)
Unused Lines of Credit (See Note 12)	$400	$—	$—	$1,200	$—	$—	$1,600
Guarantees (See Note 19)	21	22	16	16	16	26	117
Other	43	15	—	1	—	1	60

Total Other Commitments	$464	$37	$16	$1,217	$16	$27	$1,777

Off-Balance Sheet Arrangements
      There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s financial condition, results of operations or liquidity.
Investment In and Integrated Rail Operations with Conrail
      See background, accounting and financial reporting effects and summary financial information in Note 2. Investment In and Integrated Rail Operations with Conrail.
Critical Accounting Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	Casualty, Environmental and Legal Reserves

•	Pension and Postretirement Medical Plan Accounting

•	Depreciation Policies for Assets Under the Group-Life Method

•	Income Taxes
      These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis.
Casualty, Environmental and Legal Reserves
Casualty
      Casualty reserves represent accruals for personal injury and occupational injury claims. Currently, none of these claims are covered by insurance since no individual claim value is expected to exceed the Company’s self-insured retention amount. Personal injury and occupational claims are presented on a gross basis in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”). To the extent the value of an individual claim were to exceed the self-insured retention amount, CSX would present the liability on a gross basis with a corresponding receivable for insurance recoveries. Most of the claims are related to CSXT unless otherwise noted.

Personal Injury
      CSXT retains an independent actuarial firm to assist management in assessing the value of CSXT’s claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of CSXT’s personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties in litigation.
      While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other things, the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of CSX management that none of these items, when finally resolved, will have a material adverse effect on the Company’s results of operations, financial condition, or liquidity. However, should a number of these items occur in the same period, they could have a material adverse effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.

Occupational
      Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents, and diesel fuel, or alleged physical injuries, such as repetitive stress injuries, carpal tunnel syndrome or hearing loss.

Occupational — Asbestos
      The Company is party to a number of occupational claims by employees alleging exposure to asbestos in the workplace. The heaviest possible exposure for employees was due to work conducted in and around steam locomotive engines that were phased out in the 1950’s, according to rail industry statistics. However, other types of exposures, including exposure from locomotive component parts and building materials, continued until it was substantially eliminated by 1985.

      Asbestos claim filings against the Company have been inconsistent. Accordingly, while the Company had concluded that a probable loss had occurred, prior to 2003 it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. Claim filings increased and when they continued into 2003, the Company concluded that an estimate for incurred but not reported (“IBNR”) asbestos exposure liability needed to be recorded. Currently, there is recurring pending legislation regarding the establishment of an asbestos liability trust fund. The impact to the Company of this pending legislation is unknown at this time.

2003 Provision for Asbestos Change in Estimate
      In 2003, the Company changed its estimate of asbestos reserves to include an estimate of IBNR claims and retained a third party specialist who has extensive experience in performing asbestos and other occupational studies to assist in this estimate. The analysis is performed by the specialist semi-annually and is reviewed by management. The objective of the analysis is to determine the number of estimated IBNR claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which probable claim filings and claim values could be estimated with more certainty.
      The Company, with the assistance of the third party specialist, first determined its potentially exposed population from which it was able to derive the estimated number of IBNR claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data and national industry data. Based on the assessment, in September 2003 the Company recorded an undiscounted $141 million pre-tax charge for unasserted asbestos claims. Key elements of the assessment included the following:

•	An estimate was computed using a ratio of Company employee data to national employment for select years during the period 1938-2001. The Company used railroad industry historical census data because it did not have detailed employment records in order to compute the population of potentially exposed employees.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age and the duration and intensity of potential exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates for a 2-year calibration period (i.e. the years management felt were representative of future filing rates).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed for two years.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incident observed during a 3-year time period.
      From these assumptions, the Company projected the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were deducted to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.
      Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, CSX used a 2-year calibration period during its initial assessment because the Company believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against CSX declines at a rate consistent with both mortality and age as there is a decreasing probability of filing claims as the population ages. CSX believes the average claim values by type of disease from the historical 2-year period were most representative of future claim values.

2005 Provision for Asbestos Change in Estimate
      In 2004, management had no changes in estimate for asbestos liabilities. In 2005, management updated their assessment of the unasserted liability exposure with the assistance of the third party specialists, which resulted in recognition of a $48 million favorable change in estimate associated with asbestos liabilities. During 2004 and 2005, asbestos related disease claims filed against CSX dropped substantially, particularly bulk claims filed by certain law firms. In 2003, the Company received a significant number of filings. The Company believes the number was attributable to an attempt to file before a new, more restrictive venue law took effect in West Virginia in mid-2003. As a result, management reassessed the calibration period to a 3-year average, excluding the surge in claims originating in West Virginia. Management believes this calibration period provides the best estimate of future filing rates.
      The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. A 10% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $7 million increase or decrease in the liability recorded for unasserted asbestos claims.
      The Company, with the assistance of the third party specialist, obtains semi-annual updates of the study. The Company will monitor actual experience against the number of forecasted claims to be received and expected claim payments. More periodic updates to the study will occur if trends necessitate a change.

Other Occupational

2003 Provision for Other Occupational Change in Estimate
      In 2003, the Company changed its estimate of occupational reserves to include an estimate of IBNR claims for other occupational injuries as well as asbestos as noted above. The Company engaged a third party specialist to assist in projecting the number of other occupational injury claims to be received over the next seven years. Based on this analysis, the Company established reserves for the probable and reasonably estimable other occupational injury liabilities. In 2003, the Company recorded an undiscounted $65 million pre-tax charge for IBNR other occupational claims for similar reasons as asbestos discussed above.
      Similar to the asbestos liability estimation process, the key elements of the assessment included the following:

•	An estimate of the potentially exposed population for other occupational diseases was calculated by projecting active versus retired work force from 2002 to 2010 using a growth rate projection for overall railroad employment made by the Railroad Retirement Board in its June 2003 report.

•	An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee was computed using the Company’s average historical claim filing rates for the 2-year calibration period for all diseases except hearing loss. Because the filing rate for hearing loss claims has been decreasing since 1998, the latest year filing rate was viewed as representative. These calibration periods are the time periods which management felt were representative of future filing rates. An estimate was made to forecast future claims by using the filing rates by disease and the active and retired CSX population each year.

•	An estimate of the future anticipated settlement by type of injury was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during a 3-year time period.

2005 Provision for Other Occupational Change in Estimate
      In 2004, management had no changes in estimate for other occupational liabilities. During 2005, CSX experienced an unfavorable trend in settlement values for repetitive stress and other injuries, which resulted in the recognition of a $10 million unfavorable change in estimate associated with these liabilities. In connection with the semi-annual updates of the study, the Company will monitor actual experience against the number of forecasted claims to be received and expected claim payments. More periodic updates to the study will occur if trends necessitate a change.
      The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. A 10% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $7 million increase or decrease in the liability recorded for unasserted other occupational claims.

Summary
      The amounts recorded by the Company for asbestos and other occupational liabilities are based upon currently known information and judgments based upon that information. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation or legislation in the United States, could cause the actual costs to be higher or lower than projected.
      While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other items the meritorious legal defenses available and the liabilities that have been recorded, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s results of operations, financial position or liquidity. However, should a number of these items occur in the same period, they could have a material effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.
Environmental
      The Company is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. The Company has been identified as a potentially responsible party (“PRP”) at approximately 259 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund Law, or similar state statutes. A number of these proceedings are based on allegations that CSX, or its predecessors, sent hazardous substances to the facilities in question for disposal.
      In addition, some of the Company’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in releases of various regulated materials onto the property. Therefore, the Company is subject to environmental cleanup and enforcement actions under the Superfund law, as well as similar state laws that may impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct, which could be substantial. In 2004, the Company assumed $6 million of Conrail environmental liabilities, due to the Conrail spin-off transaction.

      At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including:

•	Type of cleanup required;

•	Nature of CSXT’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site);

•	Extent of CSXT’s alleged connection (e.g., volume of waste sent to the location and other relevant factors);

•	Accuracy and strength of evidence connecting CSXT to the location; and

•	Number, connection, and financial viability of other named and unnamed PRP’s at the location.
      CSXT management estimates its environmental liabilities using guidance from Statement of Position (“SOP”) 96-1, Environmental Remediation Liabilities. Each site is periodically evaluated and the liability is adjusted to the most recent estimates made by management. Based on the review process, the Company has recorded reserves to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company’s estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is (1) deemed probable, and (2) where such costs can be reasonably estimated. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.
      Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations, financial condition and liquidity.
Legal
      In accordance with SFAS 5, an accrual for a loss contingency is established if information available prior to issuance of the financial statements indicates that it is (1) probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and (2) the amount of loss can be reasonably estimated. If no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency is made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.
      The Company evaluates all exposures relating to legal liabilities twice quarterly and adjusts reserves when appropriate under the guidance noted above. The amount of a particular reserve may be influenced by factors that include official rulings, newly discovered or developed evidence, or changes in laws, regulations, and evidentiary standards.
Pension and Postretirement Medical Plan Accounting
      The Company sponsors defined benefit pension plans, principally for salaried, management personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. In addition to the defined benefit pension plans, the Company sponsors one medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met. The postretirement medical plans are contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.
      The accounting for these plans is subject to the guidance provided in SFAS 87, Employers Accounting for Pensions (“SFAS 87”), and SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pensions (“SFAS 106”). Both of these statements require that management make certain assumptions relating to the following:

•	Long-term rate of return of plan assets;

•	Discount rates used to measure future obligations and interest expense;

•	Salary scale inflation rates;

•	Health care cost trend rates; and

•	Other assumptions.
      These assumptions are determined as of the beginning of the year. As permitted by SFAS 87, the Company has elected to use a plan measurement date of September 30 to actuarially value its pension and postretirement plans as it provides for more timely analysis. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects as of the beginning of the plan year. The Company reviews the discount, salary scale inflation, and health care cost trend rates on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate. Because the Company reduced its expected long-term rate of return on assets in 2004, management does not anticipate revising this assumption for the next several years to maintain consistency with market cycles.

Long-term Rate of Return on Plan Assets
      The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment. The expected long-term rate of return on plan assets is used in conjunction with the market-related value of assets to compute the expected return on assets.
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

Discount Rates
      Discount rates affect the amount of liability recorded and the interest expense component of pension and postretirement expense. Assumed discount rates reflect the rates at which the pension and postretirement benefits could be effectively settled. It is appropriate in estimating those rates to look to available information about rates implicit in current prices of annuity contracts that could be used to effect settlement of the obligation. In making those estimates, employers may also look to rates of return on high-quality fixed-income investments currently available and expected to be available during the period to maturity of the pension benefits. The Company determines the discount rate based on a hypothetical portfolio of high quality bonds with cash flows matching the plans’ expected benefit payments. CSX uses a different discount rate for pension and postretirement benefits due to the different time horizons of future payments for each of the plans.
      Each year these discount rates are reevaluated and adjusted to reflect the best estimate of the current effective settlement rates. If interest rates generally decline or rise, the assumed discount rates will change.

Salary Scale Inflation Rates
      Salary scale inflation rates are based on current trends and historical data accumulated by the Company. The Company reviews recent merit increases and management incentive compensation payments over the past five years in assessment of salary scale inflation rates.

Health Care Cost Trend Rates
      Health care cost trend rates are based on recent plan experience and industry trends. The Company uses actuarial data to substantiate the inflation assumption for health care costs, representing increases in total plan costs, which include claims and administrative fee cost components. The current assumed health care cost trend rate is 11% for Medicare eligible participants and 12% for non-Medicare eligible participants and is expected to increase slightly before decreasing gradually until reaching 4.5% in 2013 based upon current actuarial projections.

Other Assumptions
      The calculations made by the actuaries also include assumptions relating to mortality rates, turnover, and retirement age. These assumptions are based on historical data and are approved by management.

2006 Estimated Pension and Postretirement Expense
      As a result of changes in assumptions for fiscal year 2006, net periodic pension benefit cost and postretirement benefit costs for 2006 are expected to be approximately $62 million and $30 million, respectively, compared to $46 million and $40 million, respectively in 2005. Currently, there is proposed legislation regarding pension plan funding requirements. If the proposed legislation is passed, pension plan funding requirements will be increased. The impact to the Company of this proposed legislation is unknown at this time.

	Increase/
	(Decrease) in 2006
	Estimated Expense

	Pension	OPEB

	(Millions of dollars)
Discount Rate:
0.25% increase	$(4)	$—
0.25% decrease	5	—
Salary Scale Inflation Rate:
0.25% increase	3	—
0.25% decrease	(3)	—
Health Care Cost Trend Rate:
1% increase	N/A	3
1% decrease	N/A	(3)

Medicare Prescription Drug, Improvement and Modernization Act of 2003
      The Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The Company determined that its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s benefit compared with the benefit that would be paid under Medicare Part D. The reduction in the postretirement benefit obligation as a result of the Act was approximately $56 million as of December 31, 2005. (See Note 18. Employee Benefit Plans.)
      The Company has applied for the tax free 28% federal reimbursement of total prescription drug claims from $250 to $5,000 paid after January 1, 2006. Combining the financial implications of both cash receipts and lower tax deductible business expenses resulting from the subsidy, the Company expects after tax cash flow savings of approximately $5 million for fiscal year 2006. Additionally, projected postretirement benefit expenses for fiscal year 2006 were reduced by approximately $7 million due to the Act.
Depreciation Policies for Assets Under the Group-Life Method
      CSXT accounts for its rail assets, including main-line track, locomotives and freight cars, using the group-life method. The group-life method pools similar assets by type and then depreciates each group as a whole. Under the group-life method, the service lives for each group of rail assets are determined by the performance of periodic life studies and management’s assumptions concerning the service lives of its properties. These studies, called life studies, are conducted by a third party expert, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”) of the U.S. Department of Transportation. Life studies for equipment assets are completed every three years, whereas road and track life studies are completed every six years as required by the STB.
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
      The life studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study.
      Although recent experience with life studies has resulted in depreciation rate changes, these modifications have not significantly affected the Company’s annual depreciation expense. In 2003, the Company completed life studies for all of its rail, equipment and track assets, resulting in an increase in the average useful lives of equipment and track assets, while decreasing the average useful lives of many roadway assets. The combination of these adjustments increased depreciation expense by $1 million in 2003 with a decrease of approximately $13 million in 2004. No life studies were required or completed during 2005.
      Assets depreciated under the group-life method comprise 95% of the Company’s total fixed assets of $19.5 billion on a net basis at December 30, 2005. The Company’s depreciation expense for the year ended December 30, 2005 amounted to $826 million. A one-percentage point increase (or decrease) in the average life of all group-life assets would result in an $8 million increase (or decrease) to the Company’s annual depreciation expense.

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
      The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1993. Federal income tax returns for 1994 through 2003 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed. While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of CSX. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations, financial condition or liquidity in a particular fiscal quarter or fiscal year. Also, the Company is party to a number of legal and administrative proceedings, the resolution of which could result in gain realization in amounts that could be material to results of operations, financial condition or liquidity in a particular fiscal quarter or fiscal year.
New Accounting Pronouncements and Change in Accounting Policy
      See Note 1. Nature of Operations and Significant Accounting Policies under the caption “New Accounting Pronouncements and Change in Accounting Policy.”

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      CSX addresses market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs through the use of derivative financial instruments. CSX does not hold or issue derivative financial instruments for trading purposes.
      CSX addresses its exposure to interest rate market risk through a controlled program of risk management that includes the use of interest rate swap agreements. The table below illustrates CSX’s long-term interest rate swap sensitivity.

December 30, 2005

(Dollars in millions)
Interest Rate Swap Agreements	$600
Effect of 1% Increase or Decrease in LIBOR Interest Rate	6
      During 2003, CSX began a program to hedge its exposure to fuel price volatility through swap transactions. As of December 30, 2005, CSX had hedged approximately 9% of fuel purchases for 2006. At December 30, 2005, a 1% change in fuel prices would result in an increase or decrease in the asset related to the swaps of approximately $1 million. CSX’s rail unit average annual fuel consumption is approximately 603 million gallons. A one-cent change in the price per gallon, excluding gallons hedged, of fuel would affect fuel expense by approximately $5 million annually.
      CSX is exposed to loss in the event of non-performance by any counter-party to the interest rate swap or fuel hedging agreements. CSX does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.
      The following table highlights CSX’s floating rate debt outstanding exclusive of derivative contracts that essentially convert fixed interest rate notes to floating interest rates.

December 30, 2005

(Dollars in millions)
Floating Rate Debt Outstanding	$378
Effect of 1% Variance in Interest Rates	4

Item 8.	Financial Statements and Supplementary Data
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	49
CSX Corporation
Consolidated Financial Statements and Notes to Consolidated Financial Statements Submitted Herewith:
Consolidated Income Statements for Fiscal Years Ended:	51
• December 30, 2005
• December 31, 2004
• December 26, 2003
Consolidated Balance Sheets as of:	52
• December 30, 2005
• December 31, 2004
Consolidated Cash Flow Statements for Fiscal Years Ended:	53
• December 30, 2005
• December 31, 2004
• December 26, 2003
Consolidated Statements of Changes in Shareholders’ Equity:	54
• December 30, 2005
• December 31, 2004
• December 26, 2003
Notes to Consolidated Financial Statements	55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of CSX Corporation
      We have audited the accompanying consolidated balance sheets of CSX Corporation and subsidiaries as of December 30, 2005 and December 31, 2004, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 30, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 30, 2005 and December 31, 2004, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 30, 2005, in conformity with U.S. generally accepted accounting principles.
      As discussed in Note 1 to the consolidated financial statements, in 2004 the Company changed its method of calculating earnings per share, and in 2003 the Company changed its method of accounting for railroad tie removal costs and stock-based compensation.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSX Corporation’s internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants
Jacksonville, Florida
February 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Shareholders and Board of Directors of CSX Corporation
      We have audited management’s assessment, included in the accompanying CSX Corporation Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that CSX Corporation maintained effective internal control over financial reporting as of December 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      In our opinion, management’s assessment that CSX Corporation maintained effective internal control over financial reporting as of December 30, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2005, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of CSX Corporation and our report dated February 13, 2006, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants
Jacksonville, Florida
February 13, 2006

CSX CORPORATION
CONSOLIDATED INCOME STATEMENTS

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions, except per share amounts)
Operating Revenue	$8,618	$8,040	$7,573
Operating Expense
Labor and Fringe	2,864	2,744	2,656
Materials, Supplies and Other	1,828	1,753	1,622
Depreciation	826	711	620
Fuel	783	656	581
Building and Equipment Rent	510	569	565
Inland Transportation	230	280	305
Conrail Rents, Fees and Services	65	256	342
Restructuring Charge — Net	—	71	22
Provision for Casualty Claims	(38)	—	232
Additional Loss on Sale	—	—	108

Total Operating Expenses	7,068	7,040	7,053
Operating Income	1,550	1,000	520
Other Income and Expense
Other Income (Note 7)	101	72	93
Debt Repurchase Expense (Note 12)	(192)	—	—
Interest Expense	(423)	(435)	(418)

Earnings
Earnings before Income Taxes	1,036	637	195
Income Tax Expense (Note 8)	(316)	(219)	(58)

Earnings from Continuing Operations	720	418	137
Discontinued Operations — Net of Tax (Note 4)	425	(79)	52
Cumulative Effect of Accounting Change — Net of Tax	—	—	57

Net Earnings	$1,145	$339	$246

Per Common Share (Note 15)
Earnings Per Share:
From Continuing Operations	$3.33	$1.95	$0.64
Discontinued Operations	1.96	(0.37)	0.24
Cumulative Effect of Accounting Change	—	—	0.26

Net Earnings	$5.29	$1.58	$1.14

Earnings Per Share, Assuming Dilution:
From Continuing Operations	$3.17	$1.87	$0.63
Discontinued Operations	1.87	(0.35)	0.23
Cumulative Effect of Accounting Change	—	—	0.25

Net Earnings	$5.04	$1.52	$1.11

Average Common Shares Outstanding (Thousands)	216,425	214,796	213,964

Average Common Shares Outstanding, Assuming Dilution (Thousands)	228,024	225,030	224,328

Cash Dividends Paid Per Common Share	$0.43	$0.40	$0.40

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$309	$522
Short-term Investments	293	337
Accounts Receivable — Net (Note 9)	1,202	1,159
Materials and Supplies	199	165
Deferred Income Taxes	225	20
Other Current Assets	144	157
International Terminals Assets Held for Sale (Note 4)	—	643

Total Current Assets	2,372	3,003
Properties	26,538	25,852
Accumulated Depreciation	(6,375)	(5,907)

Properties — Net (Note 10)	20,163	19,945
Investment in Conrail (Note 2)	603	574
Affiliates and Other Companies	304	281
Other Long-term Assets (Note 21)	790	802

Total Assets	$24,232	$24,605

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$954	$870
Labor and Fringe Benefits Payable	565	380
Casualty, Environmental and Other Reserves (Note 11)	311	312
Current Maturities of Long-term Debt (Note 12)	936	983
Short-term Debt (Note 12)	1	101
Income and Other Taxes Payable	102	170
Other Current Liabilities	110	115
International Terminals Liabilities Held for Sale (Note 4)	—	386

Total Current Liabilities	2,979	3,317
Casualty, Environmental and Other Reserves (Note 11)	653	735
Long-term Debt (Note 12)	5,093	6,248
Deferred Income Taxes	6,082	5,979
Other Long-term Liabilities (Note 21)	1,471	1,515

Total Liabilities	16,278	17,794

Shareholders’ Equity:
Common Stock, $1 Par Value (Note 14)	218	216
Other Capital	1,751	1,605
Retained Earnings	6,262	5,210
Accumulated Other Comprehensive Loss	(277)	(220)

Total Shareholders’ Equity	7,954	6,811

Total Liabilities and Shareholders’ Equity	$24,232	$24,605

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
CONSOLIDATED CASH FLOW STATEMENTS

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Operating Activities
Net Earnings	$1,145	$339	$246
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	833	730	643
Deferred Income Taxes	(46)	240	119
Gain on Sale of International Terminals — Net of Tax (Note 4)	(428)	—	—
Provision for Casualty Reserves (Note 11)	(38)	—	232
Additional Loss on Sale	—	—	108
Cumulative Effect of Accounting Change — Net of Tax	—	—	(57)
Insurance Proceeds (Note 6)	29	—	—
Restructuring Charge (Note 5)	—	71	22
Net Gain on Conrail spin-off — after tax (Note 2)	—	(16)	—
Other Operating Activities	(103)	(91)	(108)
Changes in Operating Assets and Liabilities:
Termination of Sale of Accounts Receivable (Note 9)	—	—	(380)
Accounts Receivable (Note 9)	(44)	(3)	19
Other Current Assets	(29)	29	40
Accounts Payable	54	(2)	49
Income and Other Taxes Payable	(402)	38	(23)
Other Current Liabilities	139	111	(106)

Net Cash Provided by Operating Activities	1,110	1,446	804

Investing Activities
Property Additions	(1,136)	(1,030)	(1,059)
Insurance Proceeds (Note 6)	41	—	—
Net Proceeds from Sale of International Terminals (Note 4)	1,108	—	—
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 4)	(110)	—	—
Proceeds from Divestitures (Note 3)	—	55	226
Purchases of Short-term Investments	(2,601)	(1,583)	(2,128)
Proceeds from Sale of Short-term Investments	2,634	1,336	2,197
Other Investing Activities	28	(18)	(43)

Net Cash Used in Investing Activities	(36)	(1,240)	(807)

Financing Activities
Short-term Debt — Net	(99)	99	(141)
Long-term Debt Issued	105	401	919
Long-term Debt Repaid	(1,283)	(434)	(500)
Dividends Paid	(93)	(86)	(86)
Other Financing Activities	83	40	(20)

Net Cash (Used In) Provided by Financing Activities	(1,287)	20	172

Net (Decrease) Increase in Cash and Cash Equivalents	(213)	226	169
Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	522	296	127

Cash and Cash Equivalents at End of Period	$309	$522	$296

Supplemental Cash Flow Information
Interest Paid — Net of Amounts Capitalized	$440	$414	$406
Income Taxes Paid	$798	$35	$134

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other
					Comprehensive Income (Loss)
	Common
	Shares				Minimum
	Outstanding	Common	Other	Retained	Pension	Fuel
	(Thousands)	Stock	Capital	Earnings	Liability(a)	Derivative(b)	Other	Total

	(Dollars in millions)
Balance December 27, 2002	214,687	$215	$1,547	$4,797	$(318)	$—	$—	$6,241
Comprehensive Earnings:
Net Earnings	—	—	—	246	—	—	—	246
Other Comprehensive Income	—	—	—	—	8	6	1	15

Comprehensive Earnings								261

Dividends	—	—	—	(86)	—	—	—	(86)
Stock Option Exercises and Other	384	—	32	—	—	—	—	32

Balance December 26, 2003	215,071	215	1,579	4,957	(310)	6	1	6,448
Comprehensive Earnings:
Net Earnings	—	—	—	339	—	—	—	339
Other Comprehensive Income (Loss)	—	—	—	—	18	66	(1)	83

Comprehensive Earnings								422

Dividends	—	—	—	(86)	—	—	—	(86)
Stock Option Exercises and Other	458	1	26	—	—	—	—	27

Balance December 31, 2004	215,529	216	1,605	5,210	(292)	72	—	6,811
Comprehensive Earnings:
Net Earnings	—	—	—	1,145	—	—	—	1,145
Other Comprehensive (Loss)	—	—	—	—	(15)	(42)	—	(57)

Comprehensive Earnings								1,088

Dividends	—	—	—	(93)	—	—	—	(93)
Stock Option Exercises and Other	2,674	2	146	—	—	—	—	148

Balance December 30, 2005	218,203	$218	$1,751	$6,262	$(307)	$30	$—	$7,954

(a)	Net of taxes of $146 million, $161 million, and $153 million for 2005, 2004, and 2003, respectively.

(b)	Net of taxes of $20 million, $45 million, and $3 million for 2005, 2004, and 2003, respectively.
See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies

Nature of Operations
      CSX Corporation (“CSX” and, together with its subsidiaries, the “Company”), based in Jacksonville, FL, owns companies providing rail, intermodal and rail-to-truck transload services that combine to form one of the nation’s leading transportation companies, connecting more than 70 ocean, river and lake ports.

Surface Transportation

CSX Transportation Inc.
      CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with approximately 21,000-mile rail network linking commercial markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec.

CSX Intermodal Inc.
      CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company serving customers from origin to destination with its own truck and terminal operations, plus a dedicated domestic container fleet. Containers and trailers are loaded and unloaded from trains, with trucks providing the link between intermodal terminals and the customer.

Surface Transportation Businesses
      The rail and intermodal companies are viewed by the Company on a combined basis as Surface Transportation businesses. Together, they serve four primary lines of business:

•	Merchandise generated approximately 49% of the Company’s total revenue in 2005 with 2.9 million carloads. The Company’s merchandise business is made up of seven market segments: phosphates and fertilizers; metals; forest products; food and consumer; agricultural products; chemicals; and emerging markets. Emerging markets target high-growth business opportunities in specialized markets such as aggregates, processed materials (for example, cement), waste, military cargo, and machinery.

•	Coal, which delivered more than 1.8 million carloads of coal, coke and iron ore to electric utilities and manufacturers in 2005, accounted for approximately 24% of the Company’s total 2005 revenue. The Company serves more than 130 coal mines in nine states, including three of the nation’s top four coal-producing states.

•	Intermodal, as described above, offers a cost advantage over long-haul trucking by combining the better economics of longer hauls provided by rail with the short-haul flexibility of trucks through a network of dedicated terminals across North America. Intermodal accounted for approximately 2.2 million units and 16% of the Company’s total revenue in 2005.

•	Automotive, which serves plants in eight states and delivers both finished vehicles and auto parts, transported 488,000 carloads generating 10% of the Company’s total revenue in 2005.

•	Other revenue, such as demurrage, switching, and other incidental charges, accounted for 1% of the Company’s total 2005 revenue. Demurrage represents charges assessed by railroads for the retention of cars by shippers or receivers of freight beyond a specified period of time. Switching revenue is generated when CSX switches cars between trains for a customer or other railroad.

Basis of Presentation
      In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 30, 2005 and December 31, 2004, the Consolidated Income and Cash Flow Statements and Changes in Shareholders’ Equity for the fiscal years ended December 30, 2005, December 31,

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2004 and December 26, 2003, such adjustments being of a normal, recurring nature. Certain prior-year data have been reclassified to conform to the 2005 presentation.

Fiscal Year
      CSX follows a 52/53 week fiscal reporting calendar. This fiscal calendar allows every quarter to consistently end on a Friday and to be of equal duration (13 weeks). However, in order to maintain this type of reporting calendar, every sixth or seventh year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in one quarter (a 14 week quarter) and, therefore, the full year will have 53 weeks.

•	Fiscal year 2005 consisted of 52 weeks ending on December 30, 2005

•	Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004

•	Fiscal year 2003 consisted of 52 weeks ending on December 26, 2003

Principles of Consolidation
      The consolidated financial statements include CSX and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in companies that are not majority-owned are carried at cost (if less than 20% owned and the Company has no significant influence) or equity (if the Company has significant influence).

Cash, Cash Equivalents and Short-term Investments
      On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments are carried at cost, which approximates market value, and are classified as Cash Equivalents. Investments in instruments with maturities less than one year are classified as Short-term Investments.
      CSX holds $268 million and $273 million of auction rate securities and classifies these investments as available for sale as of December 30, 2005, and December 31, 2004, respectively. Accordingly, these investments are included in current assets as Short-term Investments on the Consolidated Balance Sheets. On the Consolidated Cash Flow Statements, purchases and sales of these assets are classified within investing activities.

Materials and Supplies
      Materials and supplies consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment, and track structure, which are carried at average cost.

Properties
      All properties are stated at cost less an allowance for accumulated depreciation. Rail assets, including main-line track, locomotives and freight cars are depreciated using the group-life method, which pools similar assets by road and equipment type and then depreciates each group as a whole. The majority of non-rail property is depreciated using the straight-line method on a per asset basis. Amortization expense recorded under capital leases is included in depreciation expense on the Consolidated Income Statements.
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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
      Changes in asset lives due to the results of the life studies are applied at the completion of the life study and continue until the next required life study. The life studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by the study. Any such deficiency (or excess) amount is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study.
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
      Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). Where impairment is indicated, the assets are evaluated, and their carrying amount is reduced to fair value based on undiscounted net cash flows or other estimates of fair value.

Revenue and Expense Recognition
      The Company recognizes freight revenue using Free-On-Board (“FOB”) Origin pursuant to Emerging Issues Task Force (“EITF”) 91-9, Revenue and Expense Recognition for Freight Services in Process. The Company uses method (5) in the EITF, which provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period. Expenses are recognized as incurred.
      Certain key estimates are included in the recognition and measurement of revenue and related accounts receivable under the policies described above:

•	unbilled revenue on shipments that have been delivered;

•	revenue associated with shipments in transit;

•	future adjustments to revenue or accounts receivable for billing corrections and bad debts;

•	future adjustments to revenue for overcharge claims filed by customers; and

•	incentive-based refunds to customers.
      The Company regularly updates the estimates described above based on historical experience.
      All other revenue, such as demurrage, switching and other incidental charges are recorded upon completion of the service. Demurrage represents charges assessed by railroads for the retention of cars by shippers or receivers of freight beyond a specified period of time. Switching revenue is generated when CSX switches cars between trains for a customer or other railroad.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Share-Based Compensation
      As permitted under SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), CSX has adopted the fair value recognition provisions on a prospective basis and, accordingly, recognized expense for stock options granted in May 2003. No stock options were granted in 2004 or 2005. In addition to stock option expense, stock-based employee compensation expense included in net income consists of restricted stock awards, stock issued to CSX directors and the Company’s Long-term Incentive Program for all periods presented.
      The following table illustrates the pro forma effect on net earnings and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period:

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions, except per share amounts)
Net Earnings — As Reported	$1,145	$339	$246
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income — Net of Tax	25	13	3
Deduct: Total Stock-Based Employee Compensation Expense Determined under the Fair Value Based Method for all Awards — Net of Tax	(29)	(29)	(34)

Pro Forma Net Earnings	$1,141	$323	$215
Interest Expense on Convertible Debt — Net of Tax	4	4	4

Pro Forma Net Earnings, If-Converted	$1,145	$327	$219

Earnings Per Share:
Basic — As Reported	$5.29	$1.58	$1.14
Basic — Pro Forma	$5.27	$1.50	$1.00
Diluted — As Reported	$5.04	$1.52	$1.11
Diluted — Pro Forma	$5.02	$1.45	$0.98
      As discussed in “New Accounting Pronouncements and Change in Accounting Policy” below, the Company will comply with SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), effective January 1, 2006.

Comprehensive Earnings
      CSX reports comprehensive earnings (loss) in accordance with SFAS 130, Reporting Comprehensive Income (“SFAS 130”), in the Consolidated Statement of Changes in Shareholders’ Equity. Comprehensive earnings are defined as all changes in shareholders’ equity during a period, other than those resulting from investments by and distributions to shareholders (i.e. issuance of equity securities and dividends). Accumulated Other Comprehensive Loss at December 30, 2005 and December 31, 2004 consists primarily of minimum pension liabilities partially offset by the fair value of fuel hedging contracts.

Derivative Financial Instruments
      The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. (See Note 13. Derivative Financial Instruments.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements and Change in Accounting Policy
      SFAS 148 was issued in December 2002. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation and require disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation. Effective beginning with fiscal year 2003, CSX has voluntarily adopted the fair value recognition provisions of SFAS 123 and adopted the disclosure requirements of SFAS 148. In accordance with the prospective method of adoption permitted under SFAS 148, stock-based awards issued subsequent to fiscal year 2002 are accounted for under the fair value recognition provisions of SFAS 123 utilizing the Black-Scholes-Merton valuation method and, accordingly, are expensed. (See Note 16. Stock Plans.)
      In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R), which is a revision of SFAS 123. Currently, CSX uses the Black-Scholes-Merton formula to estimate the fair value of stock options granted to employees and expects to continue to use this acceptable option valuation model upon the required adoption of SFAS 123(R) on January 1, 2006. Compensation cost for unvested awards that were not recognized under SFAS 123 will be recognized under SFAS 123(R). The new rules must be applied to new and existing unvested awards on the effective date. CSX adopted SFAS 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date). Had CSX adopted SFAS 123(R) in prior periods, the impact of SFAS 123 would have been estimated as described in the disclosure of pro forma net income and earnings per share above. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company is currently evaluating the impact of SFAS 123(R) on its consolidated financial statements, but does not expect the impact to be material.
      Currently, CSX’s stock-based employee compensation expense is recognized over the amortization period which could continue beyond the date an employee is eligible for retirement. Upon adoption of SFAS 123(R), CSX will no longer allow automatic vesting when an employee becomes retirement eligible.
      In 2001, SFAS 143, Accounting for Asset Retirement Obligations (“SFAS 143”) was issued. This statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. In conjunction with the group-life method of accounting for asset costs, the Company historically accrued crosstie removal costs as a component of depreciation, which is not permitted under SFAS 143. With the adoption of SFAS 143 in fiscal year 2003, the Company recorded pretax income of $93 million, $57 million after tax, as a cumulative effect of an accounting change, representing the reversal of the accrued liability for crosstie removal costs. The adoption of SFAS 143 did not have a material effect on prior reporting periods, and the Company does not believe it will have a material effect on future earnings. On an ongoing basis, depreciation expense will be reduced, while labor and fringe and materials, supplies and other expense will be increased by approximately $12 million as a result of the adoption of SFAS 143.
      In 2002, the FASB issued Financial Accounting Standard Interpretation (“FASI”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This statement requires that certain guarantees be recorded at fair value on the Consolidated Balance Sheets and additional disclosures be made about guarantees. CSX did not realize a financial statement impact with the adoption of the accounting provisions of this

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
statement in fiscal year 2003 and does not anticipate a future impact. (See Note 19. Commitments and Contingencies.)
      In 2002, SFAS 144 was issued. This statement requires that long-lived assets to be disposed of by sale are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. In addition, this statement modifies the reporting requirements for discontinued operations. Long-lived assets, whether to be held for disposition or held and used, should be measured at the lower of its carrying amount or fair value less cost to dispose. CSX applied the provisions of this statement relating to the accounting for the conveyance of its wholly-owned subsidiary, CSX Lines, to a third party in 2003 (See Note 3. Divestitures.)

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:

1. Casualty, legal and environmental reserves (See Note 11. Casualty, Environmental and Other Reserves)

2. Pension and postretirement medical plan accounting (See Note 18. Employee Benefit Plans)

3. Depreciation policies for its assets under the group-life method (See Note 1. Nature of Operations and Significant Accounting Policies)

4. Income taxes (See Note 8. Income Taxes)

NOTE 2.	Investment In and Integrated Rail Operations with Conrail
      Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc. (“Conrail”), whose primary subsidiary is Consolidated Rail Corporation (“CRC”). CSX has a 42% economic interest and 50% voting interest in the jointly owned entity, and NS has the remainder of the economic and voting interests. CSX applies the equity method of accounting to its investment in Conrail.
      In August 2004, CSX, NS and Conrail completed a reorganization of Conrail (“Conrail spin-off transaction”), which established direct ownership and control by CSXT and Norfolk Southern Railway (“NSR”) of two former CRC subsidiaries, New York Central Lines LLC (“NYC”) and Pennsylvania Lines LLC (“PRR”), respectively. Prior to the Conrail spin-off transaction, CSXT operated the routes and used the assets of NYC, and NSR operated the routes and used the assets of PRR, each in accordance with separate operating and lease agreements. Pursuant to the Conrail spin-off transaction, the operating and lease agreements were terminated and NYC and PRR were merged into CSXT and NSR, respectively.
      As a part of the Conrail spin-off transaction, the assets and liabilities of NYC and PRR were distributed to CSXT and NSR, respectively. In order to facilitate this distribution, Conrail restructured its existing unsecured and secured public indebtedness, with the consent of Conrail’s debt holders. As a result of the transaction, CSXT and NSR issued new unsecured debt securities in exchange for Conrail debentures and entered into leases and subleases with Conrail to support its secured debt obligations in proportion to their economic ownership percentages.
      In 2004, as a result of the transaction, the Company recognized a net gain of $16 million, after tax, which is included in Other Income. This net gain represents the fair value write-up of the assets and liabilities (“net assets”) received in excess of the book value of the net assets surrendered.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company concluded that it was appropriate to use the fair value of the net assets received as they were more clearly evident than the fair value of the assets surrendered in accordance with EITF 01-2, Interpretation of APB Opinion 29, paragraph 1. The fair value was based on an independent appraisal of the distribution.
      After the transaction, CSX’s investment in Conrail no longer includes the amounts related to NYC and PRR. Instead the assets and liabilities of NYC are reflected in their respective line items in CSX’s Consolidated Balance Sheet.
      The following table illustrates the pro forma effect on the Consolidated Income Statements as if the spin-off transaction had been completed as of the beginning of the periods.

	Fiscal Years Ended

	December 31, 2004			December 26, 2003

		Effect of	Unaudited	As	Effect of	Unaudited
	As Reported	Spin-Off	Pro Forma	Reported	Spin-Off	Pro Forma

	(Dollars in millions, except per share amounts)
Operating Revenue	$8,040	$—	$8,040	$7,573	$—	$7,573
Earnings from Continuing Operations	418	21	439	137	24	161
Discontinued Operations	(79)	—	(79)	52	—	52
Cumulative Effect of Accounting Change — Net of Tax	—	—	—	57	—	57

Net Earnings	339	21	360	246	24	270

Earnings Per Share, Assuming Dilution:
From Continuing Operations	1.87	0.09	1.96	0.63	0.11	0.74
Discontinued Operations	(0.35)	—	(0.35)	0.23	—	0.23
Cumulative Effect of Accounting Change	—	—	—	0.25	—	0.25

Net Earnings	$1.52	$0.09	$1.61	$1.11	$0.11	$1.22

      The Company recorded this spin-off transaction at fair value based on the results of an independent appraisal. Since September 2004, the assets, liabilities, results of operations and cash flows of NYC have been included in CSX’s Consolidated Balance Sheets and Consolidated Income and Cash Flow Statements.
Accounting and Financial Reporting Effects
      For periods prior to the spin-off transaction, the Company’s rail and intermodal operating revenue included revenue from traffic moving on the Conrail property. Operating expenses included costs incurred to handle such traffic and to operate the Conrail lines. Rail operating expense included an expense category, “Conrail Rents, Fees and Services,” which reflected:

1.	Right-of-way usage fees to Conrail through August 2004.

2.	Equipment rental payments to Conrail through August 2004.

3.	Transportation, switching and terminal service charges levied by Conrail in the Shared Assets Areas, which Conrail operates for the joint benefit of CSXT and NSR.

4.	Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after tax depreciation expense related to the write up of Conrail’s fixed assets when the original purchase price, from the 1997 transaction, was allocated based on fair value.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	CSX’s 42% share of Conrail’s income before the cumulative effect of accounting change recognized under the equity method of accounting.
      Conrail will continue to own, manage and operate the Shared Assets Areas for the joint benefit of CSXT and NSR. The spin-off transaction, however, effectively decreased rents paid to Conrail after the transaction date, as some assets previously leased from Conrail are now owned by CSXT and NSR.

Detail of Conrail Rents, Fees and Services

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Rents, Fees and Services	$97	$280	$357
Purchase Price Amortization and Other	4	35	54
Equity in Income of Conrail	(36)	(59)	(69)

Total Conrail Rents, Fees and Services	$65	$256	$342

Conrail Financial Information
      Summary financial information for Conrail is as follows:

	Fiscal Years Ended

	December 31,	December 31,	December 31,
	2005	2004	2003

	(Dollars in millions)
Income Statement Information:
Revenues	$378	$352	$316
Expenses	346	370	352

Operating Income	$32	$(18)	$(36)

Income from Continuing Operations	85	22	10
Income from Discontinued Operations, Net of Tax	—	119	191
Cumulative Effect of Accounting Change, Net of Tax	—	(1)	2

Net Income	$85	$140	$203

      Discontinued Operations included in the summary income statement information for Conrail above reflect the results of operations of NYC and PRR prior to the spin-off transaction.

	December 31,	December 31,
	2005	2004

	(Dollars in millions)
Balance Sheet Information:
Current Assets	$233	$334
Property and Equipment and Other Assets	1,242	1,080

Total Assets	$1,475	$1,414

Current Liabilities	$233	$242
Long-term Debt	215	266
Other Long-term Liabilities	592	545

Total Liabilities	1,040	1,053
Stockholders’ Equity	435	361

Total Liabilities and Stockholders’ Equity	$1,475	$1,414

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Transactions with Conrail
      As listed below, the Company has amounts payable to Conrail representing expenses incurred under the operating, equipment and shared area agreements with Conrail. In exchange for the Conrail advance, the Company has executed two promissory notes with a subsidiary of Conrail which are included in Long-term Debt on the Consolidated Balance Sheets.

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
Balance Sheet Information:
CSX Payable to Conrail	$40	$59
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035	$73	$—
4.52% CSXT Promissory Note due March 2035	$23	$—

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Income Statement Information:
Interest Expense Related to Conrail Advances	$1	$7	$7

NOTE 3.	Divestitures
      In February 2003, CSX conveyed its interest in its domestic container-shipping subsidiary, CSX Lines. In consideration of its interest in CSX Lines, CSX received $300 million of proceeds consisting of cash and senior preferred securities. As a result, CSX had a voting interest of approximately 16% of a new venture called Horizon Lines (“Horizon”). The majority interest was held by a unit of The Carlyle Group. Horizon is a shipping and logistics company that operates 16 vessels and approximately 22,100 cargo containers while servicing routes that include Alaska, Hawaii, Puerto Rico and Guam.
      The $300 million of gross proceeds from the conveyance was comprised of approximately $240 million of gross cash ($214 million net of transaction costs) and $60 million of senior preferred securities. After the transaction, CSX accounted for its investment in Horizon using the cost method of accounting in accordance with APB 18, The Equity Method for Accounting for Investments in Common Stock.
      CSX continues to sublease vessels and equipment to Horizon. Through 2014, the Company remains the primary obligor on 4 lease agreements (3 vessel leases and 1 container lease). The obligation under these lease agreements totals approximately $268 million, $248 million and $229 million as of December 26, 2003, December 31, 2004 and December 30, 2005, respectively. CSX believes Horizon will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations after 2014.
      In accordance with SAB Topic 5U, Gain Recognition on the Sale of a Business or Operating Assets to a Highly Leveraged Entity, CSX has deferred the gain associated with the conveyance of CSX Lines. In early 2003 a pretax gain of approximately $127 million was deferred and is being amortized over the 12-year sub-lease term.
      In August 2003, CSX received $15 million in cash from Horizon. This payment represented $3 million of accrued interest and $12 million for the partial redemption of senior preferred securities. After receipt of that payment, CSX’s voting interest was approximately 12%.
      In July 2004, CSX received $59 million cash from Horizon. This payment represented $4 million of accrued interest, $48 million for the final redemption of senior preferred securities and $7 million related to a performance payment. At this time, CSX was fully divested of its interest in Horizon.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
However, CSX and its affiliates will continue to remain the primary obligor on vessel and equipment leases and will continue to amortize the deferred gain over the sub-lease term that expires in 2014. (See Note 19. Commitments and Contingencies.)

NOTE 4.	Discontinued Operations
      In February 2005, CSX sold its International Terminals business, which included the capital stock of SL Service, Inc. (“SLSI”) to Dubai Ports International FZE (“DPI”) for gross cash consideration of $1,142 billion. Of the gross proceeds, approximately $110 million was paid for the purchase of a minority interest in an International Terminals’ subsidiary, which the Company acquired during the first quarter of 2005 and divested as part of the sale to DPI. Other related cash transaction costs amounted to approximately $34 million, including resolution of working capital and long-term debt adjustments.
      CSX recognized a gain of $683 million pretax, $428 million after tax, for the fiscal year ended December 30, 2005 as a result of the sale. Consequently, amounts related to this business are reported as Discontinued Operations on the Consolidated Income Statement for all periods presented. On the 2004 Consolidated Balance Sheet, the amounts related to this business are shown as International Terminals Assets/Liabilities Held for Sale.
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

December 31,
2004

(Dollars in millions)
Balance Sheet Information:
Accounts Receivable — Net	$25
Other Current Assets	3
Properties — Net	87
Affiliates and Other Companies	523
Other Long-term Assets	5

International Terminals Assets Held for Sale	$643

Current Liabilities	$26
Short-term Debt	203
Long-term Deferred Income Taxes	16
Other Long-term Liabilities	141

International Terminals Liabilities Held for Sale	$386

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Income Statement Information:
Revenues	$14	$167	$227
Expenses	21	122	121

Operating Income (Loss)	$(7)	$45	$106
Other Income (Expense)	—	(20)	(36)
Earnings Before Income Taxes	(7)	25	70
Income Tax Expense	(4)	7	18

Net Income	$(3)	$18	$52

      In 2004, Discontinued Operations on the Consolidated Income Statements includes International Terminals’ net earnings of $18 million as well as additional income tax expense of $97 million related to undistributed foreign earnings.
      Discontinued Operations includes International Terminals restructuring initiatives of $6 million for the fiscal year ended December 31, 2004, designed to maintain and improve productivity standards in light of business conditions at the time. International Terminals recorded no such charges in 2003. The restructuring initiatives reduced the International Terminals’ workforce by 183 positions, as of December 31, 2004.
      In December 2004, prior to the completion of this transaction, International Terminals increased its ownership in Asia Container Terminals Ltd, funded by a loan from DPI of $203 million, which is included in International Terminals Liabilities Held for Sale in the Consolidated Balance Sheets.

NOTE 5.	Management Restructuring
      Surface Transportation incurred restructuring charges related to the November 2003 restructuring plan designed to streamline the management structure, eliminate organizational layers and realign certain functions. For the fiscal year ended December 31, 2004, the Company recorded expense of $71 million for separation expense, pension and postretirement benefit curtailment charges, stock compensation expense and other related expenses. Surface Transportation recorded an initial pretax charge related to this reduction of $34 million in 2003. The restructuring initiatives reduced the management Surface Transportation workforce by 863 positions as of December 31, 2004.
      The total cost of the program through the fiscal year December 31, 2004 was $105 million for Surface Transportation. The majority of separation benefits were paid from CSX’s qualified pension plan, with the remainder being paid from general corporate funds.
      In 2003, the Company recorded a $22 million pretax credit related to a favorable change in estimate for railroad retirement taxes and other benefits included in the 1991 and 1992 separation plans. These plans provided for improvements in productivity, workforce reductions in train crews from three persons to two persons, and other cost reductions. Originally the Company recorded a $1.3 billion charge related to these obligations in 1991 and 1992. As part of the labor agreements entered into to facilitate the reduction of train crews, two payments are due to employees that were either conductors/foremen or trainmen/switchmen. These agreements required lump sum payments that were to be distributed (1) within 30 days of implementation of the 1991 and 1992 labor agreements, and (2) at retirement, death or resignation. Regardless of the employees’ continued service, such employees are entitled to receive the second payment at the time when the employee/employer relationship is severed.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Also in 2003, the Company recorded a $10 million restructuring charge related to another workforce reduction program, substantially all of which was paid as of December 26, 2003.
      A net $22 million restructuring charge was recorded in fiscal year 2003 representing the cost of the restructuring initiatives offset by reductions in 1991 and 1992 separation reserves. The associated expense is included in operating expense as “Restructuring Charge — Net” on the Consolidated Income Statements.

	Fiscal Year Ended	Fiscal Year Ended
	December 31,	December 26,
	2004	2003

	(Dollars in millions)
Management Restructuring:
November 2003 management restructuring plan	$71	$34
Other workforce reductions	—	10
Change in estimate for 1991/1992 charge	—	(22)

Restructuring Charge — Net	$71	$22

      The Company did not record any restructuring charges during the fiscal year ended December 30, 2005.

NOTE 6.	Hurricane Katrina
      In August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast. The most significant damage was concentrated on CSXT’s approximately 100-mile route starting in New Orleans, LA and going east to Pascagoula, MS and includes damage to track infrastructure and bridges. Service to local businesses on the Gulf Coast has been restored and previously rerouted Merchandise trains have returned to the New Orleans gateway. Operations should be normalized to pre-hurricane conditions by the end of the first quarter of 2006.
      In order to determine the proper accounting treatment for the damage, the Company reviewed EITF 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001 (“EITF 01-10”), specifically Issue 3, of that consensus, in which the Task Force concluded that insurance recoveries in connection with property and casualty losses should be recognized when realization of the claim for recovery of a loss recognized in the financial statements is deemed probable. Information regarding the Company’s insurance coverage, damage estimates and the allocation of the insurance deductible is as follows:

Insurance coverage
      The Company has insurance coverage of $535 million, after a $25 million deductible (per occurrence), for the following types of losses:

Fixed assets

1. Replacement value of fixed asset damages — CSX is entitled to the current replacement cost of the damaged assets. If the Company does not replace the damaged assets, then it is entitled to cash, at a discounted rate. The Company replaced the damaged assets in like kind. The Company’s bridges and track damaged by Hurricane Katrina comprised the majority of these types of losses.

Business interruption

2. Recovery of incremental expenses — The Company is entitled to recover the increased costs incurred to allow the Company to continue operations and to minimize the overall business impact to the Company during the period of indemnity. These increased costs include off-line (third party) rerouting costs, on-line (internal) rerouting costs, and other costs.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. Recovery of lost profits — The Company is entitled to recover lost profits, net of associated expenses during the period of indemnity. The period of indemnity extends through the date which the railroad network is restored to its original operations.
      The Company’s insurance policies do not prioritize coverage based on types of losses. As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented. A final payment will be made once the Company and its insurers agree on the total measurement value of the claim. As of December 30, 2005, the Company has collected insurance payments of $70 million. Through February 2006, the Company has collected an additional $50 million in insurance recoveries for a total of $120 million.

Damage estimates
      The Company estimated damages as follows:

1. Fixed asset damages

Through air and underwater inspections, along with discussions with construction and salvage contractors, the Company’s engineers estimated amounts to replace damaged assets. The cost estimate along the Company’s 100-mile impacted route is based on the replacement value of approximately 39 miles of continuous track, six major bridges, numerous small bridges, signal and communication damage, locomotive repair and facilities damaged throughout the region.

2. Incremental expenses

The Company’s incremental expenses relate primarily to three main areas of anticipated loss; (1) off-line (third party) rerouting costs, (2) on-line (internal) rerouting costs and (3) other costs.

Off-line rerouting costs were estimated based on projections made using historical volumes moved on other railroad lines. The Company is billed by the other railroads at an agreed upon rate based on the volume of trains or railcars routed to alternative locations.

On-line rerouting costs were determined by comparing estimates of incremental activity, including railcar miles, railcar days, gross ton-miles and crew starts incurred on the Company’s network to route volume, before and after Hurricane Katrina, through alternative locations. The incremental activity was then used to calculate incremental operating expenses including train crew labor, railcar rentals, railcar maintenance, locomotive maintenance and fuel.

Other costs include debris removal, maintenance on equipment damaged by water, supplies, environmental expenses, maintenance labor and other various items.

3. Lost profits

The Company’s sales representatives have estimated the impact on revenue at a location and customer-specific level. In order to estimate lost profits, for each shipment lost, the associated expenses for fuel, railcar rentals, locomotive and railcar maintenance that would have been incurred were estimated and netted against the lost revenue.

Allocation of deductible
      The Company’s insurance policies require its participation in the first $25 million of each loss event, without regard to the category of the covered losses. Although the Company’s insurance policies do not specifically apply the deductible by the types of losses covered, CSX believes it is inconsistent with the form and economic substance of the Company’s policies to attribute the entire deductible to a single component of covered losses. Therefore, the Company allocated the $25 million self-insured retention among the three categories of losses in proportion to the best estimate of the total ultimate losses eligible for recovery under the Company’s insurance policies.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
This estimate includes losses incurred at the balance sheet date, including all three categories and expected future losses attributable to incremental expenses and lost profits.
      As the Company receives additional information regarding costs and lost revenues, it will continue to refine the estimate for insurance recoveries. As the estimate changes, the Company will reallocate and apply the deductible as appropriate. The Company does not foresee any possible scenario that would result in anything other than a net gain on insurance recoveries.
      Management’s estimate of the losses and recoveries by category is as follows:

	Total Expected
	Losses Eligible	% of	Allocation of
	for Recovery	Recoveries	Deductible

	(Dollars in millions)
Capital

Fixed asset damages	$222	60%	$(15)
Business Interruption

Incremental expenses	118	32%	(8)
Lost profits	30	8%	(2)

Total	$370	100%	$(25)

Fixed Asset Damages
      Due to the significant difference between the carrying amount of property damage (net book value of $41 million immediately prior to Hurricane Katrina) and the estimated replacement cost of the property ($222 million), the Company estimates that it will ultimately realize a net gain after an estimated, allocated deductible of $15 million. Because replacement value of damaged fixed assets is significantly greater than the net book value, in 2005 a portion of the gain on the replacement value, to the extent of the loss, was recognized in the period in which the loss was recognized. CSX believes the loss attributable to the allocable deductible will be offset by the recovery of the replacement value of the property. The remaining net gain will be recognized when all contingencies related to the gain are resolved.

Incremental expenses
      Because incremental expenses incurred to date have been easily quantified shortly after incurrence and CSX’s insurance policies explicitly cover such costs, the Company believes this coverage is more analogous to property damage coverage. As such, the Company has concluded recoveries attributable to incremental costs should be recognized when it is probable the insurance providers will settle the claim for at least the amount of recognized losses.

Lost profits
      Currently, the financial statements of the Company have been impacted by lost profits, as the Company did not earn revenues associated with covered losses. No amounts have been reflected for estimated insurance recoveries in the Company’s financial statements. The Company believes lost profits are recoverable based on the insurance policy terms. However, because the insurance coverage associated with the recovery of lost profits is similar to a contingent gain due to the subjective nature of the coverage and longer time periods utilized to measure the lost profits as compared to other types of coverage, all contingencies related to the timing and amount of recovery must be resolved prior to recognition in earnings or at the time cash is received. At this time, CSX does not yet believe these amounts meet the probable recovery criterion in EITF 01-10 due to uncertainties associated with the ultimate measurement of the lost profits and expected negotiations with the Company’s insurers. The Company estimates 2005 operating income was impacted by an estimated $30 million of lost profit.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary
      Gain contingencies subject to FIN 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets and SFAS 5, Accounting for Contingencies (“SFAS 5”), are not recognized until the period in which all contingencies are resolved. The probable insurance recovery of the replacement cost of fixed assets in excess of book value and the recovery of lost profits are considered to be gain contingencies. The Company believes it is appropriate to defer the net gain (after consideration of the insurance deductible) until all contingencies related to the gain are resolved. Therefore, in measuring the losses incurred at December 30, 2005, attributable to Hurricane Katrina, the Company considered the actual losses reflected in the financial statements, the allocable deductible (based on expected total recoveries from insured losses), and recorded a receivable for the difference based on probable insurance recoveries. The insurance receivable, after insurance proceeds, amounted to $43 million at December 30, 2005 and is included in Accounts Receivable — Net in the Company’s Consolidated Balance Sheet.
      The Company believes insurance recoveries, which are included in Materials, Supplies and Other and Labor expense in the Company’s consolidated income statement, are probable and it does not believe there are solvency issues with the Company’s insurers. In accordance with SFAS 95, Statement of Cash Flows (“SFAS 95”), cash proceeds received from insurers will be presented as “Insurance Proceeds”, in either cash flows from operating activities or cash flows from investing activities based on the type of cost to which the proceeds relate.
      The following table summarizes the financial impact of Hurricane Katrina during 2005:

	Income Statement Impact

				Net
			Insurance	Income
		Deductible	Recoveries	Statement
	Losses	Recognized	Recognized(a)	Impact

	(Dollars in millions)
Capital

Fixed assets damages	$(41)	$—	$41	$—
Business Interruption

Incremental expenses	(80)	(8)	72	(8)
Estimated Lost profits	(30)	—	—	(30)

Total	$(151)	$(8)	$113	$(38)

(a)	Amounts recorded as receivables from insurance companies. (See table below)

	Balance Sheet Impact

	Insurance	Insurance	Net
	Recoveries	Proceeds	Insurance
	Receivables	Received	Receivable

	(Dollars in millions)
Capital

Fixed assets damages	$41	$41	$—
Business Interruption

Incremental expenses	72	29	43
Lost profits	—	—	—

Total	$113	$70	$43

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 7.	Other Income and Supplemental Data
      Other Income and Supplemental Data consists of the following:

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Interest Income	$38	$21	$21
Income from Real Estate and Resort Operations	85	47	95
Discounts on Sales of Accounts Receivable	—	—	(10)
Net Gain on Conrail Spin-off, after tax	—	16	—
Minority Interest	(19)	(16)	(6)
Miscellaneous	(3)	4	(7)

Total Other Income	$101	$72	$93

Gross Revenue from Real Estate and Resort Operations Included in Other Income above	$262	$217	$274

      Operating Expense included Selling, General & Administrative Expenses of $524 million, $557 million and $549 million for fiscal years 2005, 2004, and 2003, respectively.

NOTE 8.	Income Taxes
      Earnings from Continuing Operations before Income Taxes of $1.0 billion, $637 million, and $195 million for fiscal years 2005, 2004, and 2003, respectively represent earnings from domestic operations.
      The significant components of deferred tax assets and liabilities include:

	December 30, 2005		December 31, 2004

	Assets	Liabilities	Assets	Liabilities

	(Dollars in millions)
Productivity/ Restructuring Charges	$48	$—	$73	$—
Employee Benefit Plans	429	—	358	—
Accelerated Depreciation	—	6,324	—	6,665
Other	482	493	832	609

Total	$959	$6,817	$1,263	$7,274

Net Deferred Tax Liabilities		$5,858		$6,011

      The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense;

•	Deferred income taxes attributable to Discontinued Operations; and

•	Adjustments to Accumulated Other Comprehensive Loss.
      In conjunction with the sale of all the issued and outstanding stock of SL Service, Inc., the Company accrued $97 million of deferred U.S. income tax liability related to undistributed foreign earnings of its foreign subsidiaries that are no longer considered indefinitely invested in offshore operations. This U.S. income tax expense is reflected as a component of Discontinued Operations — Net of Tax on the 2004 Consolidated Income Statements.
      Included in the net deferred tax liabilities above are $16 million of deferred taxes included in International Terminals Liabilities Held for Sale in the Consolidated Balance Sheets as of December 31, 2004. (See Note 4. Discontinued Operations.)
      The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
through 1993. Federal income tax returns for 1994 through 2003 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed.
      The breakdown of income tax expense (benefit) between current and deferred is as follows:

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Current:
Federal	$350	$66	$(66)
State	12	14	7

Total Current	$362	$80	$(59)
Deferred:
Federal	$33	$139	$125
State	(79)	—	(8)

Total Deferred	$(46)	$139	$117
Total	$316	$219	$58

      Income tax expense reconciled to the tax computed at statutory rates is as follows:

	December
	30, 2005

			December
			31, 2004

	Fiscal Years Ended

					December
					26, 2003

	)
	(Dollars in millions
Tax at Statutory Rates	$362	35%	$223	35%	$68	35%
State Income Taxes	(44)	-4%	9	1%	—	0%
Equity in Conrail Earnings	(9)	-1%	(16)	-3%	(9)	-5%
Other Items	7	0%	3	1%	(1)	0%

Income Tax Expense/ Rate	$316	30%	$219	34%	$58	30%

      The decrease in the 2005 effective income tax rate compared to the prior year is primarily attributable to legislative changes in Ohio that will gradually eliminate the Ohio corporate franchise tax. The 2004 effective income tax rate was higher than the 2003 effective income tax rate because equity in Conrail earnings represented a larger percentage of pretax earnings in 2003 than 2004. Also, 2003 included a favorable state income tax benefit attributable to changes in the Company’s deferred effective state income tax rate.

NOTE 9.	Accounts Receivable

Allowance for Doubtful Accounts
      The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and other receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. The allowance for doubtful accounts is maintained against current accounts receivable. Allowances for doubtful accounts of $108 million and $95 million are included in the Consolidated Balance Sheets as of December 30, 2005 and December 31, 2004.

Sale of Accounts Receivable
      As of June 2003, CSXT discontinued its accounts receivable securitization program. Prior to that, CSXT sold, without recourse, a revolving pool of accounts receivable to CSX Trade Receivables Corporation (“CTRC”), a wholly-owned, bankruptcy-remote subsidiary. CTRC transferred the accounts receivable to a master trust and caused the trust to issue multiple series of certificates representing undivided interests in the receivables. The certificates issued by the master trust were

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
sold to investors, and the proceeds from those sales were paid to CSXT. Net losses associated with the sale of receivables were $10 million for the fiscal year ended December 26, 2003 and was included in Other Income.

NOTE 10.	Properties

	December 30, 2005			December 31, 2004

		Accumulated			Accumulated
	Cost	Depreciation	Net	Cost	Depreciation	Net

	(Dollars in millions)
Rail:
Road	$18,861	$3,208	$15,653	$18,367	$2,923	$15,444
Equipment	6,357	2,482	3,875	6,181	2,363	3,818

Total Rail	25,218	5,690	19,528	24,548	5,286	19,262

Intermodal	528	284	244	506	247	259

Total Surface Transportation	25,746	5,974	19,772	25,054	5,533	19,521
Other	792	401	391	798	374	424

Total Properties	$26,538	$6,375	$20,163	$25,852	$5,907	$19,945

NOTE 11.	Casualty, Environmental and Other Reserves
      Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Separation	Environmental	Other
	Reserves	Liabilities	Reserves	Reserves	Total

	(Dollars in millions)
Balance December 27, 2002	$463	$216	$35	$136	$850
Charged to Expense	226	38	23	87	374
Change in Estimate	232	(22)	—	—	210
Payments	(209)	(24)	(13)	(72)	(318)

Balance December 26, 2003	712	208	45	151	1,116
Charged to Expense	217	16	29	84	346
Payments	(214)	(20)	(21)	(107)	(362)
Conrail Spin-off(a)	—	—	6	—	6
Reclassifications(b)	(10)	(49)	—	—	(59)

Balance December 31, 2004	705	155	59	128	1,047
Charged to Expense	181	—	32	47	260
Change in Estimate	(38)	—	—	—	(38)
Payments	(173)	(34)	(20)	(78)	(305)

Balance December 30, 2005	$675	$121	$71	$97	$964

(a)	In 2004, the Company assumed $6 million of Conrail environmental liabilities, due to the Conrail Spin-off transaction.

(b)	The majority of this line represents obligations arising from the management restructuring program. Most of this liability was paid from CSX’s qualified pension plan and therefore was reclassified to pension liabilities which are included in Other Long-term Liabilities.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Casualty, environmental and other reserves are provided for in the Consolidated Balance Sheets as follows:

	December 30, 2005			December 31, 2004

	Current	Long-term	Total	Current	Long-term	Total

	(Dollars in millions)
Casualty	$227	$448	$675	$230	$475	$705
Separation	20	101	121	20	135	155
Environmental	20	51	71	20	39	59
Other	44	53	97	42	86	128

Total	$311	$653	$964	$312	$735	$1,047

Casualty
      Casualty reserves represent accruals for personal injury and occupational injury claims. Currently, none of these claims are covered by insurance since no individual claim value is expected to exceed the Company’s self-insured retention amount. Personal injury and occupational claims are presented on a gross basis in accordance with SFAS 5. To the extent the value of an individual claim were to exceed the self-insured retention amount, CSX would present the liability on a gross basis with a corresponding receivable for insurance recoveries. Most of the claims are related to CSXT unless otherwise noted.

Personal Injury
      CSXT retains an independent actuarial firm to assist management in assessing the value of CSXT’s claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of CSXT’s personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties in litigation. In conjunction with the change in estimate during 2003, the Company recorded a charge of $26 million for personal injury liabilities. Reserves for personal injury claims are $421 million and $383 million at December 30, 2005 and December 31, 2004, respectively.
      While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other things, the meritorious legal defenses available and liabilities that have been recorded, it is the opinion of CSX management that none of these items, when finally resolved, will have a material adverse effect on the Company’s results of operations, financial condition, or liquidity. However, should a number of these items occur in the same period, they could have a material adverse effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.

Occupational
      Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents, and diesel fuel, or alleged physical injuries, such as repetitive stress injuries, carpal tunnel syndrome or hearing loss.
      Reserves for asbestos related claims are $141 million and $212 million at December 30, 2005 and December 31, 2004, respectively. Reserves for other occupational claims are $113 million and $110 million at December 30, 2005 and December 31, 2004, respectively.

Occupational — Asbestos
      The Company is party to a number of occupational claims by employees alleging exposure to asbestos in the workplace. The heaviest possible exposure for employees was due to work conducted in and around steam locomotive engines that were phased out in the 1950’s, according to

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
rail industry statistics. However, other types of exposures, including exposure from locomotive component parts and building materials, continued until it was substantially eliminated by 1985.
      Asbestos claim filings against the Company have been inconsistent. Accordingly, while the Company had concluded that a probable loss had occurred, prior to 2003 it did not believe it could estimate the range of reasonably possible loss because of the lack of experience with such claims and the lack of detailed employment records for the population of exposed employees. Claim filings increased and when they continued into 2003, the Company concluded that an estimate for incurred but not reported (“IBNR”) asbestos exposure liability needed to be recorded. Currently, there is recurring pending legislation regarding the establishment of an asbestos liability trust fund. The impact to the Company of this pending legislation is unknown at this time.

2003 Provision for Asbestos Change in Estimate
      In 2003, the Company changed its estimate of asbestos reserves to include an estimate of IBNR claims and retained a third party specialist who has extensive experience in performing asbestos and other occupational studies to assist in this estimate. The analysis is performed by the specialist semi-annually and is reviewed by management. The objective of the analysis is to determine the number of estimated IBNR claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which probable claim filings and claim values could be estimated with more certainty.
      The Company, with the assistance of the third party specialist, first determined its potentially exposed population from which it was able to derive the estimated number of IBNR claims. The estimated average cost per claim was then determined utilizing recent actual average cost per claim data and national industry data. Based on the assessment, in September 2003 the Company recorded an undiscounted $141 million pre-tax charge for unasserted asbestos claims. Key elements of the assessment included the following:

•	An estimate was computed using a ratio of Company employee data to national employment for select years during the period 1938-2001. The Company used railroad industry historical census data because it did not have detailed employment records in order to compute the population of potentially exposed employees.

•	The projected incidence of disease was estimated based on epidemiological studies using employees’ age and the duration and intensity of potential exposure while employed.

•	An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) was computed using the Company’s average historical claim filing rates for a 2-year calibration period (i.e. the years management felt were representative of future filing rates).

•	An estimate of the future anticipated dismissal rate by type of claim was computed using the Company’s historical average dismissal rates observed for two years.

•	An estimate of the future anticipated settlement by type of disease was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incident observed during a 3-year time period.
      From these assumptions, the Company projected the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, were deducted to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Asbestos claim filings are typically sporadic and may include large batches of claims solicited by law firms. To reflect these factors, CSX used a 2-year calibration period during its initial assessment because the Company believed it would be most representative of its future claim experience. In addition, for non-malignant claims, the number of future claims to be filed against CSX declines at a rate consistent with both mortality and age as there is a decreasing probability of filing claims as the population ages. CSX believes the average claim values by type of disease from the historical 2-year period were most representative of future claim values.

2005 Provision for Asbestos Change in Estimate
      In 2004, management had no changes in estimate for asbestos liabilities. In 2005, management updated their assessment of the unasserted liability exposure with the assistance of the third party specialists, which resulted in recognition of a $48 million favorable change in estimate associated with asbestos liabilities. During 2004 and 2005, asbestos related disease claims filed against CSX dropped substantially, particularly bulk claims filed by certain law firms. In 2003, the Company received a significant number of filings. The Company believes the number was attributable to an attempt to file before a new, more restrictive venue law took effect in West Virginia in mid-2003. As a result, management reassessed the calibration period to a 3-year average, excluding the surge in claims originating in West Virginia. Management believes this calibration period provides the best estimate of future filing rates.
      The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. A 10% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $7 million increase or decrease in the liability recorded for unasserted asbestos claims.
      The Company, with the assistance of the third party specialist, obtains semi-annual updates of the study. The Company will monitor actual experience against the number of forecasted claims to be received and expected claim payments. More periodic updates to the study will occur if trends necessitate a change.
      Undiscounted liabilities recorded related to asbestos claims are as follows:

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
Asbestos
Incurred but not reported claims	$54	$132
Asserted claims	87	80

Total liability	$141	$212

Current liability	$37	$37

      Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

Other Occupational

2003 Provision for Other Occupational Change in Estimate
      In 2003, the Company changed its estimate of occupational reserves to include an estimate of IBNR claims for other occupational injuries as well as asbestos as noted above. The Company engaged a third party specialist to assist in projecting the number of other occupational injury claims to be received over the next seven years. Based on this analysis, the Company established reserves for the probable and reasonably estimable other occupational injury liabilities. In 2003, the Company recorded an undiscounted $65 million pre-tax charge for IBNR other occupational claims for similar reasons as asbestos discussed above.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Similar to the asbestos liability estimation process, the key elements of the assessment included the following:

•	An estimate of the potentially exposed population for other occupational diseases was calculated by projecting active versus retired work force from 2002 to 2010 using a growth rate projection for overall railroad employment made by the Railroad Retirement Board in its June 2003 report.

•	An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee was computed using the Company’s average historical claim filing rates for the 2-year calibration period for all diseases except hearing loss. Because the filing rate for hearing loss claims has been decreasing since 1998, the latest year filing rate was viewed as representative. These calibration periods are the time periods which management felt were representative of future filing rates. An estimate was made to forecast future claims by using the filing rates by disease and the active and retired CSX population each year.

•	An estimate of the future anticipated settlement by type of injury was computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during a 3-year time period.

2005 Provision for Other Occupational Change in Estimate
      In 2004, management had no changes in estimate for other occupational liabilities. During 2005, CSX experienced an unfavorable trend in settlement values for repetitive stress and other injuries, which resulted in the recognition of a $10 million unfavorable change in estimate associated with these liabilities. In connection with the semi-annual updates of the study, the Company will monitor actual experience against the number of forecasted claims to be received and expected claim payments. More periodic updates to the study will occur if trends necessitate a change.
      The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. A 10% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $7 million increase or decrease in the liability recorded for unasserted other occupational claims.
      Undiscounted recorded liabilities related to occupational claims are as follows:

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
Other Occupational
Incurred But Not Reported Claims	$63	$56
Asserted Claims	50	54

Total Liability	$113	$110

Current Liability	$18	$18

      Defense and processing costs, which historically have been and are anticipated in the future to be insignificant, are not included in the recorded liability. The Company is presently self-insured for other occupational-related claims.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A summary of asbestos and other occupational claims activity is as follows:

	Fiscal Years Ended

	December 30,	December 31,
	2005	2004

Asserted Claims
Open Claims — Beginning of Period	11,461	13,479
New Claims Filed	765	1,178
Claims Settled	(1,206)	(2,758)
Claims Dismissed	(381)	(438)

Open Claims — End of Period	10,639	11,461

      Approximately 6,000 of the open claims at December 30, 2005 are asbestos claims against the Company’s previously owned international container-shipping business. Because these claims are against multiple vessel owners, the Company’s reserves reflect its portion of those claims. The Company had approximately $11 million and $13 million reserved for those shipping business claims at December 30, 2005 and December 31, 2004, respectively. The remaining open claims have been asserted against CSXT.

Summary
      The amounts recorded by the Company for asbestos and other occupational liabilities are based upon currently known information and judgments based upon that information. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation or legislation in the United States, could cause the actual costs to be higher or lower than projected.
      While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other items the meritorious legal defenses available and the liabilities that have been recorded, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s results of operations, financial position or liquidity. However, should a number of these items occur in the same period, they could have a material effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.
Separation
      Separation liabilities at December 30, 2005 and December 31, 2004 provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds.
Environmental
      The Company is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. The Company has been identified as a potentially responsible party (“PRP”) at approximately 259 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund Law, or similar state statutes. A number of these proceedings are based on allegations that CSX, or its predecessors, sent hazardous substances to the facilities in question for disposal.
      In addition, some of the Company’s land holdings are and have been used for industrial or transportation-related purposes or leased to commercial or industrial companies whose activities may have resulted in releases of various regulated materials onto the property. Therefore, the Company is subject to environmental cleanup and enforcement actions under the Superfund law, as

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
well as similar state laws that may impose joint and several liability for cleanup and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct, which could be substantial. In 2004, the Company assumed $6 million of Conrail environmental liabilities, due to the Conrail spin-off transaction.
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
      Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations, financial condition and liquidity.
Other
      Other reserves of $97 million include liabilities for various claims, such as longshoremen disability claims, freight claims, and claims for property, automobile and general liability. As liabilities become known, the Company accrues the estimable and probable amount, in accordance with SFAS 5.
      Longshoremen disability reserves represent liability for assessments under Section 8f of the United States Longshore and Harbor Workers’ Compensation Act. These reserves have amounts accrued for second injury fund liabilities, which represent the non-medical portion of employee claims which are paid by the United States Department of Labor and are attributable to an earlier injury to the same employee.
      Freight claims represent claims for both freight loss and damage and freight rate disputes. Freight loss and damage claims are liabilities that resulted in lost or damaged customer freight while being handled by the Company’s transportation services. Freight rate disputes represent liabilities for customer claims regarding the rate charged by the Company for its transportation services. Liabilities for freight rate disputes are recorded as a reduction of revenue.
      The Company accrues for losses related to property, automobile and general liability. Property and automobile claims represent primary liability and state mandated coverages required satisfying financial responsibility requirements for company property and vehicle fleets. General liability is coverage for liability arising from operations of non-rail CSX subsidiaries.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 12.	Debt and Credit Agreements
      Debt is as follows:

		Average
		Interest
		Rates at
		December 30,	December 30,	December 31,
	Maturity	2005	2005	2004

	(Dollars in millions)
Notes	2006-2043	6.9%	$4,891	$5,870
Convertible Debentures, net of $80 and $85 discount, respectively	2021	1.0%	468	463
Equipment Obligations	2006-2015	6.6%	549	651
Other Obligations, Including Capital Leases	2006-2015	7.3%	121	247

Total Current Maturities and Long- term Debt			6,029	7,231
Less Debt Due within One Year			(936)	(983)

Total Long Term Debt			$5,093	$6,248

Debt Repurchased
      In June 2005, CSX repurchased $1.0 billion of its publicly-traded notes listed below.

		Aggregate Principal
		Amount of
		Tendered Notes
	Principal Amount	Accepted for
Notes	Outstanding	Purchase

	(Dollars in millions)
CSX 2.75% Notes due 2006	$200	$186
CSX 9% Notes due 2006	300	206
CSX Floating Rate Notes due 2006	300	58
CSX 8.625% Notes due 2022	200	84
CSX 7.95% Notes due 2027	500	227
CSX 8.10% Notes due 2022	150	57
CSX 7.25% Notes due 2027	250	167
CSX 7.90% Notes due 2017	400	15

	$2,300	$1,000

      The consideration paid for these notes totaled $1.2 billion, including a pretax charge of $192 million for costs to repurchase the debt which primarily reflects the market value above original issue value. CSX used net cash proceeds from the disposition of CSX’s International Terminals business, along with cash on hand, to finance this repurchase.

Debt Issuances
      In February 2004, CSX executed a $100 million bank financing that matured on February 25, 2005, which bore interest at a rate that varied with LIBOR plus an applicable spread. As of December 31, 2004, CSX had $100 million in aggregate principal amount outstanding under this agreement. CSX settled this obligation with cash at maturity.
      In June 2004, CSX executed a $300 million bank financing with a maturity date of December 29, 2004, which bore interest at a rate that varied with LIBOR plus an applicable spread. As of December 31, 2004, CSX repaid the entire aggregate principal amount outstanding under this agreement and terminated this agreement.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In August 2004, CSX issued $300 million of floating rate notes with a maturity date of August 3, 2006. The notes bear interest at a rate that varies with LIBOR plus an applicable spread. These notes are not redeemable prior to maturity.

Convertible Debentures
      In October 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the “debentures”) due October 30, 2021 for an initial offering price of approximately $462 million. The carrying value of outstanding debentures was $468 million and $463 million, at December 30, 2005 and December 31, 2004, respectively. These debentures accrete (increase) in value at a yield to maturity of 1% per year. The accretion rate may be reset on October 30, 2007, October 30, 2011, and October 30, 2016 to a rate based on five-year United States Treasury Notes minus 2.8%. In no event, however, will the yield to maturity be reset below 1% or above 3% per annum. Accretion in value on the debentures is recorded for each period, but will not be paid prior to maturity.
      In October 2005, holders had the option to require CSX to purchase their debentures at a purchase price equal to the accreted value of $852.48 per $1,000 principal amount at maturity. As a result, CSX purchased an immaterial aggregate principal amount at maturity of the debentures with cash on hand. Similarly, the debentures allow holders to require CSX to purchase their debentures in October 2006, October 2008, October 2011, and October 2016, at a purchase price equal to the accreted value of the debentures at the time. The debentures are classified in Current Maturities of Long-term Debt in the Consolidated Balance Sheets. CSX may redeem the debentures for cash at any time on or after October 30, 2008, at a redemption price equal to the accreted value of the debentures.
      CSX amended the terms of these debentures during the third quarter of 2004 to surrender its right to pay the purchase price, in whole or in part, in shares of CSX’s common stock for debentures tendered to CSX at the option of holders on certain specified purchase dates. As a result, if CSX is required to purchase any of the debentures on any of such dates, CSX will be required to pay the purchase price for such debentures on such specified purchase dates in cash.
      Holders may in addition convert their debentures into shares of CSX’s common stock at a conversion rate of 17.75 common shares per debenture, subject to customary anti-dilution adjustments, if any of the following conditions are satisfied:

•	If the closing sale price of CSX’s common stock for at least 20 trading days in the 30 trading day period ending on the trading day before the conversion date is more than 120% (which percentage will decline over the life of the debentures to 110% in accordance with the terms of the debentures) of the accreted conversion price per share of CSX’s common stock at that preceding trading day;

•	If CSX’s senior unsecured credit ratings are downgraded by Moody’s Investors Service, Inc. to below Ba1 and by Standard & Poor’s Rating Services to below BB+;

•	If CSX has called the debentures for redemption (which may occur no sooner than October 30, 2008); or

•	Upon the occurrence of specified corporate transactions.
      The accreted conversion price of the debentures at December 30, 2005 was $853.98 and the threshold price to be met in order to convert the debentures into common stock was $56.79 per common share.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Debt Balances and Rates

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
Short-term Debt	$1	$101
Weighted Average Interest Rates	4.47%	1.10%

Long-term Debt Maturities

Fiscal Years Ending	(Dollars in millions)

2006	$1,016
2007	595
2008	633
2009	296
2010	94
2011 and Thereafter	3,474

Total Long-term Debt Maturities	6,108
Unamortized discount on convertible bonds included in Current Maturities of Long-term Debt	(80)
Fair market value of interest rate swap included in Long-term Debt	1

Total Current Maturities and Long-term Debt	$6,029

      Certain of CSX’s rail unit properties are pledged as security for various rail-related long-term debt issues. In addition, the Company has approximately $68 million in assets, which are specifically designated to fund an equal amount of long-term debt.

Credit Facilities
      CSX has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2006. The facilities were entered into in May 2004 and May 2005, respectively, on terms substantially similar to the facilities they replaced. Generally, these facilities may be used for general corporate purposes, to support CSX’s commercial paper, and for working capital. Neither of the credit facilities was drawn on as of December 30, 2005. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. In 2005, CSX paid approximately $2 million for total fees associated with the undrawn facility. These credit facilities allow for borrowings at floating (LIBOR-based) rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. At December 30, 2005, CSX was in compliance with all covenant requirements under the facilities.

NOTE 13.	Derivative Financial Instruments
      CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps
      CSX has entered into various interest rate swap agreements on the following fixed rate notes:

			Variable Rate at	Variable Rate at
		Fixed Interest	December 30,	December 31,
Maturity Date	Notional Amount	Rate	2005	2004

	(Dollars in
	millions)
May 1, 2007	$450	7.45%	7.65%	5.50%
May 1, 2032	150	8.30%	5.84%	3.75%

Total/ Average	$600	7.66%

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under these agreements, CSX will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, Accounting For Derivative Instruments and Hedging Activities (“SFAS 133”), is recognized immediately in earnings. CSX’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been increased by $1 million and $26 million for the fair market value of the interest rate swap agreements based upon quoted market prices at December 30, 2005 and December 31, 2004, respectively. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.
      The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in other current liabilities or assets. Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. For the fiscal years ended December 30, 2005 and December 31, 2004, CSX reduced interest expense by approximately $12 million and $32 million, respectively, as a result of the interest rate swap agreements that were in place during each period.
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
      Following is a summary of outstanding fuel swaps:

December 30, 2005

Approximate Gallons Hedged (Millions)	57
Average Price Per Gallon	$0.84
Swap Maturities	January 2006-July 2006

	2006

	Q1	Q2	Q3

Estimated % of Future Fuel Purchases Hedged at December 30, 2005	25%	11%	1%
      The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the fiscal year ended December 30, 2005 and December 31, 2004 by $249 million and $63 million, respectively. Fuel hedging activity had no impact on fuel expense for the fiscal year ended December 26, 2003. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.
      These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
fuel derivative instruments are determined based upon current fair market values as quoted by third party dealers and are recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. Amounts are reclassed from Accumulated Other Comprehensive Loss as the underlying fuel that was hedged is consumed by rail operations. The fair value of fuel derivative instruments based upon quoted market prices was $51 million and $118 million as of December 30, 2005 and December 31, 2004. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.
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

NOTE 14.	Shareholders’ Equity

Common and Preferred Stocks
      Common and Preferred Stock consists of:

December 30,
Common Stock, $1 Par Value	2005

(In thousands)
Common Shares Authorized	300,000
Common Shares Issued and Outstanding	218,203

December 30,
Preferred Stock	2005

(In thousands)
Preferred Shares Authorized	25,000
Preferred Shares Outstanding	—
      Holders of Common Stock are entitled to one vote on all matters requiring a vote for each share held. Preferred Stock is senior to common stock with respect to dividends and upon liquidation of CSX.
      Prior to October 2003, 3,000,000 shares had been designated as Series B Preferred Stock in conjunction with CSX’s Shareholder Rights Plan. In October 2003, the expiration date of the shareholder rights under the Shareholder Rights Plan was accelerated, resulting in the effective termination of the Plan, and CSX’s Articles of Incorporation were amended to eliminate the designation of shares for Series B Preferred.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 15.	Earnings Per Share
      The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Numerator (Millions):
Earnings from Continuing Operations	$720	$418	$137
Interest Expense on Convertible Debt — Net of Tax	4	4	4

Net Earnings from Continuing Operations, If- Converted	724	422	141
Discontinued Operations — Net of Tax	425	(79)	52
Cumulative Effect of Accounting Change — Net of Tax	—	—	57

Net Earnings, If-Converted	1,149	343	250
Interest Expense on Convertible Debt — Net of Tax	(4)	(4)	(4)

Net Earnings	$1,145	$339	$246

Denominator (Thousands):
Average Common Shares Outstanding	216,425	214,796	213,964
Convertible Debt	9,728	9,728	9,932
Stock Options	1,406	360	328
Other Potentially Dilutive Common Shares	465	146	104

Average Common Shares Outstanding, Assuming Dilution	228,024	225,030	224,328

Earnings Per Share:
Income from Continuing Operations	$3.33	$1.95	$0.64
Discontinued Operations	1.96	(0.37)	0.24
Cumulative Effect of Accounting Change	—	—	0.26

Net Earnings	$5.29	$1.58	$1.14

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$3.17	$1.87	$0.63
Discontinued Operations	1.87	(0.35)	0.23
Cumulative Effect of Accounting Change	—	—	0.25

Net Earnings	$5.04	$1.52	$1.11

      Basic earnings per share are based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares from convertible debt and employee stock options and awards. The following table provides information about stock options exercised.

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Thousands)
Number of Stock Options Exercised	2,764	517	293

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain potentially dilutive stock options as of the fiscal years ended 2005, 2004 and 2003 were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table provides information about potentially dilutive stock options excluded from the computation of earnings per share:

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Number of Shares (Thousands)	2,213	16,374	18,497
Average Exercise Price	$53.11	$42.88	$42.41
      A substantial increase in the fair market value of CSX’s stock price could trigger contingent conditions for conversion allowing holders to convert their debentures into CSX common stock, as well as causing an increase in the exercise of stock options. Thus, both could negatively impact basic earnings per share.

NOTE 16.	Stock Plans
      The Company adopted the fair value based method of accounting for share-based payments effective fiscal year 2003 using the prospective method described in SFAS 148. (See Note 1. Nature of Operations and Significant Accounting Policies under the caption “Share-Based Compensation”.)
      Total compensation expense associated with share-based compensation was as follows:

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Stock Based Compensation Expense	$39	$20	$5

Stock Options and Awards
      CSX stock option and award plans provide primarily (1) stock options, (2) restricted stock awards to eligible officers and employees, (3) Long-term incentive plans, (4) stock plans for directors, and (5) other plans. Awards granted under the various plans are determined by the Board of Directors.
      At December 30, 2005, there were 3,334 current or former employees with grants outstanding under the various plans. A total of approximately 39 million shares were reserved for issuance under the plans of which 6 million were available for new grants. The remaining shares are assigned to outstanding stock options and stock awards.

Stock Options
      The fair value of $8.93 for stock options granted in 2003 was estimated as of the date of grant using the Black-Scholes-Merton option model and incorporating assumptions as listed below. No stock options were granted in 2004 or 2005.

December 26,
2003

Black-Scholes Assumptions:
Expected Dividend Yield	1.10%
Risk-free Interest Rate	2.53%
Expected Stock Volatility	28%
Expected Term Until Exercise	6 years
      Stock options have been granted with 10-year terms. Options outstanding at December 30, 2005, are generally exercisable three to ten years after date of grant. The exercise price for options granted equals the market price of the underlying stock on the date of grant. A summary of CSX’s

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
stock option activity and related information for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003 is as follows:

	December 30, 2005		December 31, 2004		December 26, 2003

	Weighted-		Weighted-	2004	Weighted-
	Average	Average	Average	Average	Average	Average
	Shares	Exercise	Shares	Exercise	Shares	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price

Outstanding at Beginning of Year	20,594	$39.83	23,297	$39.27	26,022	$40.45
Granted	—	$—	—	$—	3,477	$38.14
Expired or Canceled	(883)	$39.97	(2,186)	$37.83	(5,909)	$39.91
Exercised	(2,764)	$35.56	(517)	$23.29	(293)	$22.42

Outstanding at End of Year	16,947	$40.30	20,594	$39.83	23,297	$39.27

Exercisable at End of Year	8,497	$42.15	7,758	$41.18	7,104	$41.13
      The following table summarizes information about stock options outstanding at December 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
	Outstanding	Contractual	Exercise	Outstanding	Exercise
Exercise Price	(000’s)	Life (Years)	Price	(000’s)	Price

$20 to $29	713	4.20	$24.02	713	$24.02
$30 to $39	9,523	6.28	$36.58	2,838	$39.15
$40 to $49	4,509	2.47	$44.48	3,571	$44.58
$50 to $59	2,202	0.89	$53.12	1,375	$51.43

Total	16,947	4.48	$40.30	8,497	$42.15

Restricted Stock Awards
      Restricted stock awards vest over a three to five-year employment period. The following table provides information about outstanding restricted stock awards.

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Number of Restricted Stock Awards Outstanding (Thousands)	275	259	249
Weighted Average Fair Value at Grant Date	$32.72	$31.21	$30.97
Restricted Stock Award Expense (Millions)	$2	$2	$2

Long-term Incentive Programs
      The CSX Long-term Incentive Program, introduced in 2004, is designed to reward participants for the attainment of certain CSX financial and strategic initiatives designed to align shareholder and employee interests. The objective of the plan is to motivate and reward key members of management and executives for achieving and exceeding a two-year modified free cash flow goal. The award is payable in cash and CSX common stock. The current plan expired on December 30, 2005, and CSX issued 756 thousand shares in 2006 as a result of the achievement of performance targets for the two preceding fiscal years. Additionally, CSX recognized $75 million and $10 million in expense associated with this program for the fiscal years ended December 30, 2005 and December 31, 2004, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company intends to continue to motivate and reward key members of management and executive officers for achieving certain performance criteria through the use of long-term incentive compensation plans at least partially payable in CSX common stock.

Stock Plan for Directors
      The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors’ fees and retainers are paid. In 2004, the minimum retainer to be paid in CSX common stock increased from 40% to 50%. In addition, each director may elect to receive up to 100% of the remaining retainer and fees in the form of common stock of CSX. In 1997, shareholders approved amendments to the Plan that would permit additional awards of stock or stock options. The following table provides information about shares issued to directors.

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

Shares Issued to Directors (Thousands)	37	41	36
Expense (Millions)	$2	$1	$1
      For 2005, the Plan permits each director, in accordance with Internal Revenue Code Section 409A, to defer receipt of fees. Deferred fee amounts are credited to an unfunded account and may be invested in eight investment choices, including a CSX common stock equivalent fund. Distributions are made in accordance with elections made by the directors consistent with the terms of the Plan. At December 30, 2005, there were 593 thousand shares of common stock reserved for issuance under this plan.

Employee Stock Purchase Plan
      The 2001 Employee Stock Purchase Plan (“ESPP”) allowed eligible employees to purchase CSX common stock at a discount. Specifically, participating employees were able to purchase CSX stock at the lower of 85% of fair market value on December 1 (beginning of the annual offering period) or 85% of fair market value on November 30 of the following year (end of the annual offering period). In effect, employees received a 12-month stock option to purchase CSX stock. Once purchased, the shares were unrestricted and could generally be sold or transferred at any time. Employees purchased approximately 540,000 shares under this plan during 2003. This plan was not extended beyond 2003.

Shareholder Dividend Reinvestment Plan
      CSX maintains the Shareholder Dividend Reinvestment Plan under which shareholders may purchase additional shares of stock. The following table provides information about shares available for issuance under this plan as of December 30, 2005, December 31, 2004 and December 26, 2003.

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Thousands)
Number of Shares Available for Issuance	4,734	4,947	4,626

Stock Repurchases
      The Board of Directors has authorized CSX to purchase shares of its common stock from time to time in an amount up to approximately $150 million in any fiscal year. Pursuant to this authority, CSX intends to purchase shares of CSX common stock in the open market or in privately negotiated transactions.

NOTE 17.	Fair Value of Financial Instruments
      Fair values of the Company’s financial instruments are estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the Company with fair values significantly different from their

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying amounts. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements

	December 30,	December 31,
	2005	2004

	(Dollars in billions)
Long Term Debt Including Current Maturities:
Fair Value	$6.7	$7.7
Carrying Value	$6.0	$7.2

NOTE 18.	Employee Benefit Plans

General
      The Company sponsors defined benefit pension plans principally for salaried, management personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. Under the CSX pension plan, employees hired after December 31, 2002 are covered by a cash formula. The cash balance formula provides benefits by utilizing interest and pay credits based upon age, service and compensation.
      In addition to the defined benefit pension plans, CSX sponsors one postretirement medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met. The postretirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

	Summary of Participants as of
	January 1, 2005

	Pension Plans	Postretirement Plan

Active Employees	6,654	4,325
Retirees and Beneficiaries	11,079	11,295
Other	5,980	265

Total	23,713	15,885

      As permitted by SFAS 87, Employers Accounting for Pensions (“SFAS 87”), the Company has elected to use a plan measurement date of September 30 to actuarially value its pension and postretirement plans as it provides for more timely analysis. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects as of the beginning of the plan year.
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
      Currently, there is proposed legislation regarding pension plan funding requirements. If the proposed legislation is passed, pension plan funding requirements will be increased. The impact to the Company of this proposed legislation is unknown at this time.

Cashflows
      Plan assets are amounts that have been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
benefits paid. The Company funds the cost of the postretirement medical and life insurance benefits on a pay-as-you go basis. CSX expects to make cash contributions of approximately $9 million to its pension plans in 2006. The benefits as of December 30, 2005 expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter are as follows:

	Expected Cashflows

	Pension	Postretirement
	Benefits	Benefits

	(Dollars in millions)
2006	$147	$47
2007	143	46
2008	143	45
2009	144	43
2010	142	42
Thereafter	738	177

Total	$1,457	$400

Plan Assets
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
      The distribution of pension plan assets as of the measurement date is as follows:

	September 30,		September 30,
	2005		2004

		Percent of		Percent of
	Amount	Total Assets	Amount	Total Assets

	(Dollars in millions)
Common Stocks	$928	60%	$865	59%
Fixed Income	591	39%	581	40%
Cash and Cash Equivalents	17	1%	12	1%

Total	$1,536	100%	$1,458	100%

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
      Fixed income securities are diversified across fund managers and investment style and are benchmarked to a long duration index. The Company specifies the types of allowable investments such as government, corporate and asset-backed bonds, and limits diversification between domestic and foreign investments and the use of derivatives. Additionally, the Company stipulates minimum credit quality constraints and any prohibited securities.
      Individual investments or fund managers are selected in accordance with standards of prudence as it applies to asset diversification and investment suitability. Monitoring fund investment performance is ongoing. Acceptable performance is determined in the context of the long-term return objectives of the fund and appropriate asset class benchmarks.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Benefit Obligation and Plan Asset Information

	Pension Benefits		Postretirement Benefits

	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004

	(Dollars in millions)
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$1,947	$1,825	N/A	N/A
Projected Benefit Obligation	2,078	1,941	$444	$509
Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$1,941	$1,916	$509	$513
Service Cost	34	37	8	9
Interest Cost	107	111	24	25
Impact of Plan Changes/ Special Termination Benefits	2	51	—	20
Plan Participants’ Contributions	—	—	14	12
Actuarial (Gain)/ Loss	141	12	(58)	(20)
Benefits Paid	(147)	(186)	(53)	(50)

Benefit Obligation at End of Plan Year	$2,078	$1,941	$444	$509

	Pension Benefits		Postretirement Benefits

	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004

	(Dollars in millions)
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,458	$1,451	N/A	N/A
Actual Return on Plan Assets	210	165	N/A	N/A
Employer Contributions	15	28	$39	$38
Plan Participants’ Contributions	—	—	14	12
Benefits Paid	(147)	(186)	(53)	(50)

Fair Value of Plan Assets at End of Plan Year	$1,536	$1,458	$—	$—

Funded Status	$(542)	$(483)	$(444)	$(509)

Funded Status and Amounts Recognized in Consolidated Balance Sheets
      The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 30, 2005, the status of CSX plans is as follows:

	Aggregate	Aggregate
	Projected Benefit	Fair Value of
	Obligation	Plan Assets

For plans with a projected benefit obligation in excess of plan assets	$2.1 billion	$1.5 billion
For plans with an accumulated benefit obligation in excess of plan assets	$1.9 billion	$1.5 billion

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table shows the reconciliation of the funded status of the plans with the amount recorded in the Consolidated Balance Sheets:

	Pension Benefits		Postretirement Benefits

	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004

	(Dollars in millions)
Funded Status	$(542)	$(483)	$(444)	$(509)
Unrecognized Actuarial Loss	477	448	114	184
Unrecognized Prior Service Cost	23	27	(14)	(19)
Fourth Quarter Activity:
Employer Contributions to Pension Plans	4	3	—	—
Net Postretirement Benefits Paid	—	—	11	10

Net Amount Recognized in Consolidated Balance Sheet	$(38)	$(5)	$(333)	$(334)

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

	Pension Benefits		Postretirement Benefits

	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004

	(Dollars in millions)
Accrued Benefit Liability	$(462)	$(422)	$(333)	$(334)
Intangible Asset	23	26	N/A	N/A
Accumulated Other Comprehensive Loss	401	391	N/A	N/A

Net Amount Recognized in Consolidated Balance Sheet	$(38)	$(5)	$(333)	$(334)

Net Periodic Benefit Expense

				Postretirement
	Pension Benefits			Benefits

	Fiscal Years Ended			Fiscal Years Ended

	2005	2004	2003	2005	2004	2003

	(Dollars in millions)
Service Cost	$34	$37	$38	$8	$9	$11
Interest Cost	107	111	113	24	25	25
Expected Return on Plan Assets	(120)	(130)	(137)	—	—	—
Amortization of Prior Service Cost	4	4	4	(5)	(6)	(5)
Amortization of Net Loss	21	14	—	13	15	14

Net Periodic Benefit Cost	$46	$36	$18	$40	$43	$45
Special Termination Benefits — Workforce Reduction Program/ Curtailments	—	6	13	—	18	—

Net Periodic Benefit Expense Including Termination Benefits	$46	$42	$31	$40	$61	$45

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Curtailments
      Due to the termination of employees under the management restructuring plan (see Note 5. Management Restructuring), a curtailment occurred in CSX’s pension plan and postretirement medical plan. The estimated cost of the curtailments of $24 million was included in the management restructuring charge for the fiscal year ended December 31, 2004. Due to the curtailments, the Company was required to update its measurement of the assets and obligations of these plans, which affected the net periodic benefit costs beginning in the second quarter of 2004. A substantial portion of benefits provided under the management restructuring initiatives was paid from assets of the Company’s defined benefit pension plans.
      The $13 million termination charge in 2003 represents a curtailment charge associated with the retirement of the Company’s former Chairman and Chief Executive Officer.

Additional Minimum Liability
      During 2005 and 2004, CSX recorded changes in its minimum pension liability and its shares of changes in Conrail’s minimum pension liability. These changes did not affect net earnings, but are a component of Accumulated Other Comprehensive Loss on an after tax basis.

	December 30,	December 31,
	2005	2004
Components of Accumulated Other Comprehensive Loss	Increase (Decrease)	Increase (Decrease)

	(Dollars in millions)
Minimum Pension Liability	$(10)	$(26)
Accumulated Effect Net of Taxes	(6)	19
Conrail Effect Net of Taxes	(9)	(1)

Assumptions
      Weighted-average assumptions used in accounting for the plans are as follows:

	Pension Benefits		Postretirement Benefits

	December 30,	December 31,	December 30,	December 31,
	2005	2004	2005	2004

Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.50%	8.90%	N/A	N/A
Benefit Obligation at End of Plan Year	8.50%	8.50%	N/A	N/A
Discount Rates:
Benefit Cost for Plan Year	5.75%	6.00%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.25%	5.75%	5.00%	5.00%
Salary Scale Inflation	3.60%	3.20%	3.60%	3.20%
      The net postretirement benefit obligation was determined using the following assumptions for health care cost trend rate for medical plans.

Postretirement Benefits

	December 30,	December 31,
	2005	2004

Health Care Cost Trend Rate
Components of Benefit Cost: Pre-65	12% decreasing to 4.5%	11% decreasing to 4.5%
Components of Benefit Cost: Post-65	13% decreasing to 4.5%	11% decreasing to 4.5%
Benefit Obligations: Pre-65	11% decreasing to 4.5%	12% decreasing to 4.5%
Benefit Obligations: Post-65	12% decreasing to 4.5%	13% decreasing to 4.5%

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A 1% change in the assumed health care cost trend rate would have the following effects:

	1% Increase	1% Decrease

	(Dollars in millions)
Effect on postretirement benefits service and interest cost	$1	$(2)
Effect on postretirement benefit obligation	$18	$(16)

Medicare Prescription Drug, Improvement and Modernization Act of 2003
      The Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”). The Company determined that its medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s benefit compared with the benefit that would be paid under Medicare Part D. The reduction in the postretirement benefit obligation as a result of the Act was approximately $56 million as of December 30, 2005.
      CSX has applied for the tax free 28% federal reimbursement of total prescription drug claims from $250 to $5,000 paid after January 1, 2006.

Other Plans
      The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $19 million, $15 million and $16 million for 2005, 2004 and 2003, respectively.
      Under collective bargaining agreements, the Company participates in a number of multiemployer medical insurance plans providing health insurance coverage to its contract employees. The participating employers make contributions on a pay-as-you-go basis generally based upon the number of its employees participating in the plan. Total contributions of $376 million, $368 million and $360 million were made to these plans in 2005, 2004 and 2003, respectively.

NOTE 19.	Commitments and Contingencies

Lease Commitments
      The Company has various lease agreements with other parties with terms up to 27 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms.
      At December 30, 2005, minimum building and equipment rentals and commitments for vessels under these operating leases are as follows:

	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments

	(Dollars in millions)
2006	$232	$56	$176
2007	236	71	165
2008	170	50	120
2009	124	37	87
2010	106	31	75
Thereafter	375	111	264

Total	$1,243	$356	$887

      Operating leases and an equal portion of sublease income include approximately $229 million relating to ongoing operating lease commitments for vessels and equipment, which have been subleased to Horizon. CSX believes Horizon will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In addition to the commitments in the following table, the Company also has agreements covering equipment leased from Conrail. (See Note 2. Investment In and Integrated Rail Operations with Conrail, for a description of these commitments.)

	For Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Rent Expense on Operating Leases	$523	$567	$556
      The majority of rent expense on operating leases relates to net daily rental charges on railroad operating equipment which are not long-term commitments.
      The Company recognizes rent expense associated with operating leases that include escalations over their term using the straight-line method.

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
      Also in 2003, CSX entered into a final settlement agreement with Maersk allocating responsibility between the two companies for third party claims and litigation relating to the assets acquired by Maersk. The two settlements reduced the Company’s 2003 earnings by $108 million pretax, $67 million after tax. This charge is reflected in Operating Expense as an Additional Loss on the Sale of the international container-shipping assets. Neither settlement had a material impact on cash flows.

Purchase Commitments
      CSXT has a commitment under a long-term maintenance program that currently covers 43% of CSXT’s fleet of locomotives. The agreement is based on the maintenance cycle for each locomotive and is currently predicted to expire no earlier than 2026 and as late as 2031, depending upon when additional locomotives are placed in service. The costs expected to be incurred through the duration of the agreement fluctuate as locomotives are placed into or removed from service or as required maintenance is adjusted. CSXT may terminate the agreement at its option after 2012 though such action will trigger certain liquidated damages provisions. Under the program, CSXT paid $170 million, $151 million and $130 million during the fiscal years ended 2005, 2004 and 2003, respectively.
      As a result of agreements executed in August 2005 and February 2006, CSXT has purchase obligations supporting a multi-year plan to acquire additional locomotives between 2006 and 2011. The amount of the ultimate purchase commitment depends upon the model of locomotive acquired and the timing of delivery.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Annual payments under the long-term maintenance program and locomotive purchase obligations are estimated as follows:

Years	Payments

(Dollars in millions)
2006	$361
2007	392
2008	340
2009	338
2010	353
2011-2031	5,855

Total	$7,639

      Additionally, the Company has various commitments to purchase technology and communications services. The terms for the various agreements call for the Company to pay $36 million, $31 million and $2 million for the fiscal years ending 2006, 2007 and 2008, respectively. The largest purchase obligation is for communications services of $24 million per year for the years 2006 through 2007.

STB Proceeding
      In 2001 Duke Energy Corporation (“Duke”) filed a complaint before the STB alleging that certain CSXT common carrier coal rates were unreasonably high. CSXT and Duke reached a settlement agreement pursuant to which Duke dismissed the STB proceedings with prejudice. Consequently, the Company reversed a $17 million reserve which increased coal, coke and iron ore revenue. Resolution of this matter in 2005 did not have a material impact on the Company’s financial condition, results of operations or liquidity for any period presented. Duke and CSXT have entered into a transportation contract establishing commercial terms for the future transportation of coal to Duke power plants served by CSXT.

Insurance
      The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption with substantial limits. A specific amount of risk ($25 million per occurrence) is retained by the Company on the casualty program and noncatastrophic property damage. The Company retains $50 million of risk per occurrence for its catastrophic property coverage. For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 6 Hurricane Katrina.

Guarantees
      CSX and its subsidiaries are contingently liable individually and jointly with others as guarantors of approximately $117 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the beneficiary of the guarantee based on another entity’s failure to perform.

1. Guarantee of approximately $85 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee. CSX management does not expect that CSX will be required to make any payments under this guarantee for which CSX will not be reimbursed.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2. Guarantee of approximately $16 million relating to leases assumed as part of the conveyance of its interest in a former subsidiary, CSX Lines, subsequently renamed Horizon Lines LLC (“Horizon”). CSX believes Horizon will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

3. Guarantee of approximately $13 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations.
      As of December 30, 2005, the Company has not recognized any liabilities in its financial statements in connection with any guarantees arrangements. The maximum amount of future payments CSX could be required to make under these guarantees is the amount of the guarantees themselves.

Other Legal Proceedings
      The Company is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, Federal Employers’ Liability Act claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of the Company. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations, financial position or liquidity of the Company in a particular quarter or fiscal year.

NOTE 20.	Business Segments
      The Company operates primarily in two business segments: rail and intermodal. The rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and two Canadian provinces. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America. The Company’s segments are strategic business units that offer different services and are managed separately. The rail and intermodal segments are also viewed on a combined basis as Surface Transportation operations.
      The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in Nature of Operations and Significant Accounting Policies (See Note 1. Nature of Operations and Significant Accounting Policies.)
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
      The International Terminals business segment has been reclassified to Discontinued Operations. (See Note 4. Discontinued Operations.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Business segment information for the fiscal years ended December 30, 2005, December 31, 2004 and December 26, 2003 is as follows:

	Surface Transportation

	Rail	Intermodal	Total	Other	Total

	(Dollars in millions)
2005
Revenues from External Customers	$7,256	$1,362	$8,618	$—	$8,618
Segment Operating Income	1,301	248	1,549	1	1,550
Assets	23,177	305	23,482	—	23,482
Depreciation Expense	779	39	818	—	818
Property Additions	1,091	25	1,116	1	1,117
2004
Revenues from External Customers	$6,694	$1,346	$8,040	$—	$8,040
Segment Operating Income	841	152	993	7	1,000
Assets	22,927	313	23,240	552	23,792
Depreciation Expense	664	38	702	—	702
Property Additions	973	22	995	8	1,003
2003
Revenues from External Customers	$6,182	$1,264	$7,446	$127	$7,573
Intersegment Revenues	—	4	4	—	4
Segment Operating Income	541	110	651	—	651
Assets	16,333	400	16,733	614	17,347
Depreciation Expense	579	32	611	—	611
Property Additions	974	47	1,021	21	1,042
      A reconciliation of the totals reported for the business segments to the applicable line items in the consolidated financial statements is as follows:

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Revenues:
Total External Revenues for Business Segments	$8,618	$8,040	$7,573
Intersegment Revenues for Business Segments	—	—	4
Elimination of Intersegment Revenues	—	—	(4)
Other	—	—	—

Total Consolidated Revenues	$8,618	$8,040	$7,573

Operating Income:
Total Operating Income for Business Segments	$1,550	$1,000	$651
Unallocated Corporate Expenses	—	—	(23)
Additional Loss on Sale	—	—	(108)

Total Consolidated Operating Income	$1,550	$1,000	$520

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Fiscal Years Ended

	December 30,	December 31,	December 26,
	2005	2004	2003

	(Dollars in millions)
Assets:
Assets for Business Segments	$23,482	$23,792	$17,347
Investment in Conrail	603	574	4,678
Elimination of Intersegment Payables (Receivables)	(83)	(61)	(44)
Non-segment Assets (Liabilities)	230	300	(221)

Total Consolidated Assets	$24,232	$24,605	$21,760

Depreciation Expense
Depreciation for Business Segments	$818	$702	$611
Non-Segment Depreciation	8	9	9

Total Consolidated Depreciation Expense	$826	$711	$620

Property Additions
Property Additions for Business Segments	$1,117	$1,003	$1,042
Non-segment Property Additions	19	27	17

Total Consolidated Property Additions	$1,136	$1,030	$1,059

NOTE 21.	Other Long-term Assets and Other Long-term Liabilities

Other Long-term Assets
      Other Long-term Assets at December 30, 2005 and December 31, 2004 consisted of the following:

	Fiscal Years Ended

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
Pension Plan Assets	$127	$162
Long Term Deposits	77	68
Other Long-term Assets	69	146
Available for Sale Securities	65	50
Goodwill	64	64
Real Estate Development Costs	37	37
Debt Issuance Costs	31	42
Long-term Income Taxes Receivable	320	233

Total Other Long-term Assets	$790	$802

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Long-term Liabilities
      Other Long-term Liabilities at December 30, 2005 and December 31, 2004 consisted of the following:

	Fiscal Years Ended

	December 30,	December 31,
	2005	2004

	(Dollars in millions)
Long-term Pension Plan Liability	$554	$547
Postretirement Benefit Liability	287	289
Long-term Deferred Gains	203	226
Other Long-term Liabilities	132	148
Accrued Deferred Compensation	84	105
Minority Interest	68	54
Deferred Lease Payments	35	37
Accrued Sick Leave	23	28
Long-term Income Taxes Payable	85	81

Total Other Long-term Liabilities	$1,471	$1,515

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 22.	Quarterly Financial Data (Unaudited)(a)(b)

	2005				2004

Quarter	1st	2nd(f)	3rd	4th(g)	1st(c)	2nd(d)	3rd(e)	4th

	(Dollars in millions, except per share amounts)
Operating Revenue	$2,108	$2,166	$2,125	$2,219	$1,920	$1,997	$1,943	$2,180
Operating Expense	1,754	1,735	1,772	1,807	1,768	1,715	1,693	1,863

Operating Income	354	431	353	412	152	282	250	317
Other Income (Expense)	(2)	30	11	62	(4)	5	32	38
Debt Repurchase Expense	—	(192)	—	—	—	—	—	—
Interest Expense	(114)	(110)	(100)	(99)	(108)	(109)	(106)	(112)

Earnings from Continuing Operations before Income Taxes	238	159	264	375	40	178	176	243
Income Tax (Expense) Benefit	(84)	6	(100)	(138)	(13)	(60)	(62)	(84)

Earnings from Continuing Operations	154	165	164	237	27	118	114	159
Discontinued Operations — Net of Tax	425	—	—	—	3	1	9	(93)

Net Earnings	$579	$165	$164	$237	$30	$119	$123	$66

Earnings Per Share:
From Continuing Operations	$0.72	$0.76	$0.75	$1.09	$0.13	$0.55	$0.53	$0.74
Discontinued Operations	1.97	—	—	—	0.01	—	0.04	(0.43)

Net Earnings	$2.69	$0.76	$0.75	$1.09	$0.14	$0.55	$0.57	$0.31

Earnings Per Share Assuming Dilution:
From Continuing Operations	$0.68	$0.73	$0.72	$1.03	$0.13	$0.53	$0.51	$0.71
Discontinued Operations	1.88	—	—	—	0.01	—	0.04	(0.41)

Net Earnings	$2.56	$0.73	$0.72	$1.03	$0.14	$0.53	$0.55	$0.30

Dividend Per Share	$0.10	$0.10	$0.10	$0.13	$0.10	$0.10	$0.10	$0.10

Market Price
High	$43.54	$44.10	$46.89	$51.60	$36.26	$33.04	$34.28	$40.46
Low	$36.90	$38.01	$42.48	$42.70	$28.80	$29.28	$29.96	$33.09

(a)	Periods presented are 13-week quarters, except for the fourth quarter of 2004, which was 14 weeks.

(b)	All periods presented have been restated for Discontinued Operations.

(c)	A charge of $53 million pretax for separation expenses related to the management restructuring announced in November 2003 at the Company’s Surface Transportation units. (See Note 5. Management Restructuring.)

(d)	A charge of $15 million pretax for separation expenses related to the management restructuring announced in November 2003 at the Company’s Surface Transportation units. (See Note 5. Management Restructuring.)

(e)	CSX completed a corporate reorganization of Conrail that resulted in the direct ownership of certain Conrail assets by CSXT. This transaction was accounted for at fair value and resulted in a net gain of $16 million after tax, which is included in other income. (See Note 2. Investment In and Integrated Rail Operations with Conrail.)

(f)	Ohio enacted legislation to gradually eliminate its corporate franchise tax. This legislative change resulted in an income tax benefit of $71 million. (See Note 8. Income Taxes.)

(g)	CSX updated its assessment of the unasserted liability exposure, which resulted in recognition of a $38 million pretax, favorable change in estimate. (See Note 11. Casualty, Environmental, and Other Reserves.)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of December 30, 2005, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of December 30, 2005. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
      CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 30, 2005.
      Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.
Changes in Internal Control over Financial Reporting
      There were no material changes in the Company’s internal control over financial reporting.

Item 9B.	Other Information
      None.

CSX CORPORATION
PART III

Item 10.	Directors and Executive Officers of the Registrant
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
      (a)(1) Financial Statements
      See Index to Consolidated Financial Statements on page 56.
      (2) Financial Statement Schedules
      The information required by Rule 3-09 is included in Note 2 to the Consolidated Financial Statements, Investment In and Integrated Rail Operations with Conrail and the Unaudited and Audited Consolidated Financial Statements of Conrail, Inc., filed herewith as Exhibit 99.3*. The information required by Schedule II is included in Note 11 to the Consolidated Financial Statements, Casualty, Environmental and Other Reserves. All other financial statement schedules are not applicable.
      (3) Exhibits

2.1		Distribution Agreement, dated as of July 26, 2004, by and among CSX Corporation, CSX Transportation, Inc., CSX Rail Holding Corporation, CSX Northeast Holding Corporation, Norfolk Southern Corporation, Norfolk Southern Railway Company, CRR Holdings LLC, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC, Pennsylvania Lines LLC, NYC Newco, Inc. and PRR Newco, Inc. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)
3.1		Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)

3.2		Bylaws of the Registrant, amended effective as of May 3, 2006 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on February 13, 2006)

4	.1(a)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant’s Form SE, dated September 7, 1990, filed with the Commission)

4	.1(b)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4(c) to the Registrant’s Form SE, dated May 28, 1992, filed with the Commission)

4	.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.3 to the Registrant’s Registration Statement on Form S-4 (Registration No. 333-28523) filed with the Commission on June 5, 1997)

4	.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 1998)
4	.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

4	.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on October 27, 2003)

4	.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 3, 2004)
      Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant’s long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant’s total assets, have been omitted and will be furnished to the Commission upon request.

10.1**	CSX Stock Plan for Directors (as amended through January 1, 2004) (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.2**	Corporate Director Deferred Compensation Plan (as amended through January 1, 2004) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.3**	CSX Corporation 2002 Corporate Director Deferred Compensation Plan (as amended through January 1, 2004) (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.4**	CSX Directors’ Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 4, 1994)

10.5**	CSX Directors’ Matching Gift Plan (as amended through December 31, 2003) (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.6**	Special Employment Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

10.7**	Restricted Stock Award Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

10.8**	Railroad Retirement Benefits Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.13 to the Registrant’s Report on Form 10-K filed with the Commission on February 26, 2003)

10.9**	Employment Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on July 30, 2003)

10.10**	Restricted Stock Award Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Report on Form 10-Q filed with the Commission on July 30, 2003)

10.11**	Form of Employment Agreement with executive officers (incorporated herein by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the Commission on January 6, 2005)

10.12**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 of the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)

10.13**	1987 Long-term Performance Stock Plan, as Amended and Restated effective April 25, 1996 (as amended through February 7, 2003) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.14**	Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies (as amended through January 1, 1998) (incorporated herein by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.15**	2002 Deferred Compensation Plan of CSX Corporation and Affiliated Corporations (as amended through February 7, 2003) (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.16**	Supplementary Savings Plan and Incentive Award Deferral Plan for Eligible Executives of CSX Corporation and Affiliated Companies (as Amended through February 7, 2003) (incorporated herein by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.17**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001) (incorporated herein by reference to Exhibit 10.23 to the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)

10.18**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001) (incorporated herein by reference to Exhibit 10.24 of the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)

10.19**	Senior Executive Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant’s Definitive Proxy Statement filed with the Commission on March 17, 2000)

10.20*	CSX Omnibus Incentive Plan (as Amended through December 8, 2004) (incorporated herein by reference to Exhibit 10.26 to the Registrant’s Report on Form 10-K filed with the Commission on March 4, 2002)

10.21**	1990 Stock Award Plan as Amended and Restated Effective February 14, 1996 (as amended through September 8, 1999) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2000)

10.22	Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

10.23	Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.24	Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.25	Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2001)

10.26	Amendment, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004)

10.27	Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.28	Operating Agreement Termination Agreement, dated as of August 27, 2004, between New York Central Lines LLC and CSX Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.29	Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.30	Shared Assets Area Operating Agreement for Southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.31		Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.32		Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.33		Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.34**		Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on April 30, 2004)

10.35**		Restricted Stock Award Agreement with T. L. Ingram (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on July 29, 2004)

10.36		Stock Purchase Agreement, dated as of December 8, 2004, by and between CSX Corporation and Dubai Ports International FZE. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 13, 2004)

10.37**		Special Employment Agreement with A.B. Fogarty, dated as of December 13, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)

10.38**		Amendment No. 1, dated as of December 13, 2004, to Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)

10.39		Omnibus Closing Agreement, by and between CSX Corporation and Dubai Ports International FZE dated February 22, 2005 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2005)

10	.40*	Restricted Stock Award Agreement with Clarence W. Gooden

10	.41*	Restricted Stock Award Agreement with Ellen M. Fitzsimmons

14		Code of Ethics (incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

21*		Subsidiaries of the Registrant

23	.1*	Consent of Ernst & Young LLP

23	.2*	Consent of Ernst & Young LLP and KPMG LLP

24*		Powers of Attorney

31	.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31	.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32	.1*	Rule 13a-14(b) Certification of Principal Executive Officer

32	.2*	Rule 13a-14(b) Certification of Principal Financial Officer

99	.3*	Unaudited Consolidated Financial Statements of Conrail Inc. for the Years Ended December 31, 2004 and December 31, 2005 and Audited Consolidated Financial Statements of Conrail Inc. for the Year Ended December 31, 2003

*	Filed herewith

**	Management Contract or Compensatory Plan or Arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE

Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: February 21, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2006.

Signature		Title

* Michael J. Ward		Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

* Oscar Munoz		Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CAROLYN T. SIZEMORE Carolyn T. Sizemore		Vice President and Controller (Principal Accounting Officer)

*By:	/s/ ELLEN M. FITZSIMMONS Ellen M. Fitzsimmons	Senior Vice President — Law and Public Affairs Attorney-in-Fact

* Elizabeth E. Bailey		Director

* John B. Breaux		Director

* Edward J. Kelly III		Director

* Robert D. Kunisch		Director

* Southwood J. Morcott		Director

* David M. Ratcliffe		Director

* Charles E. Rice		Director

Signature	Title

* William C. Richardson	Director

* Frank S. Royal M.D.	Director

* Donald J. Shepard	Director