Form 10-Q
period 2006-03-31
CSX CORP
filed 2006-04-25
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number 1-8022
CSX CORPORATION
(Exact name of registrant as specified in its charter)

Virginia		62-1051971

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL	32202	(904) 359-3200

(Address of principal executive offices)	(Zip Code)	(Telephone number, including area code)
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
Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer Yes ☒          Accelerated Filer ☐          Non-accelerated Filer ☐
Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, March 31, 2006: 221,586,156 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED March 31, 2006
INDEX

PART 1: FINANCIAL INFORMATION
CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2006	2005
Operating Revenue	$2,331	$2,108
Operating Expense:
Labor and Fringe	720	696
Materials, Supplies and Other	453	468
Depreciation	211	205
Fuel	253	179
Building and Equipment Rent	123	132
Inland Transportation	56	54
Conrail Rents, Fees and Services	19	20

Total Operating Expense	1,835	1,754

Operating Income	496	354

Other Income (Expense) — Net (Note 8)	(3)	(2)
Interest Expense	(98)	(114)

Earnings from Continuing Operations before Income Taxes	395	238

Income Tax Expense	(150)	(84)

Earnings from Continuing Operations	245	154

Discontinued Operations — Net of Tax (Note 3)	—	425

Net Earnings	$245	$579

Earnings Per Common Share
Earnings Per Share (Note 2):
From Continuing Operations	$1.12	$0.72
Discontinued Operations	—	1.97

Net Earnings	$1.12	$2.69

Earnings Per Share, Assuming Dilution (Note 2):
From Continuing Operations	$1.06	$0.68
Discontinued Operations	—	1.88

Net Earnings	$1.06	$2.56

Average Common Shares Outstanding (Thousands)	219,681	215,356

Average Common Shares Outstanding, Assuming Dilution (Thousands)	232,182	226,246

Cash Dividends Paid Per Common Share	$0.13	$0.10

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31,	December 30,
	2006	2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$376	$309
Short-term Investments	337	293
Accounts Receivable — Net	1,202	1,202
(net of allowance for doubtful accounts of $111 million and $108 million, respectively)
Materials and Supplies	208	199
Deferred Income Taxes	217	225
Other Current Assets	107	144

Total Current Assets	2,447	2,372

Properties	26,850	26,538
Accumulated Depreciation	(6,565)	(6,375)

Properties — Net	20,285	20,163

Investment in Conrail (Note 6)	607	603
Affiliates and Other Companies	311	304
Other Long-term Assets	769	790

Total Assets	$24,419	$24,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$965	$954
Labor and Fringe Benefits Payable	433	565
Casualty, Environmental and Other Reserves (Note 10)	309	311
Current Maturities of Long-term Debt	912	936
Short-term Debt	4	1
Income and Other Taxes Payable	237	102
Other Current Liabilities	94	110

Total Current Liabilities	2,954	2,979

Casualty, Environmental and Other Reserves (Note 10)	678	653
Long-term Debt	5,045	5,093
Deferred Income Taxes	6,081	6,082
Other Long-term Liabilities	1,386	1,471

Total Liabilities	16,144	16,278

Shareholders’ Equity:
Common Stock, $1 Par Value	222	218
Other Capital	1,871	1,751
Retained Earnings	6,479	6,262
Accumulated Other Comprehensive Loss (Note 7)	(297)	(277)

Total Shareholders’ Equity	8,275	7,954

Total Liabilities and Shareholders’ Equity	$24,419	$24,232

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS
CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in Millions)

	First Quarters
	2006	2005
OPERATING ACTIVITIES
Net Earnings	$245	$579
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	212	209
Deferred Income Taxes	26	8
Gain on Sale of International Terminals — Net of Tax (Note 3)	—	(428)
Insurance Proceeds	50	—
Other Operating Activities	50	(59)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(70)	(14)
Other Current Assets	2	(41)
Accounts Payable	42	84
Income and Other Taxes Payable	39	31
Other Current Liabilities	(151)	(60)

Net Cash Provided by Operating Activities	445	309

INVESTING ACTIVITIES
Property Additions	(367)	(167)
Net Proceeds from Sale of International Terminals (Note 3)	—	1,108
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 3)	—	(110)
Purchases of Short-term Investments	(416)	(1,093)
Proceeds from Sales of Short-term Investments	378	305
Other Investing Activities	(15)	—

Net Cash (Used in) Provided by Investing Activities	(420)	43

FINANCING ACTIVITIES
Short-term Debt — Net	2	(97)
Long-term Debt Issued	3	26
Long-term Debt Repaid	(71)	(112)
Dividends Paid	(29)	(22)
Stock Options Exercised	129	38
Other Financing Activities	8	3

Net Cash Provided by (Used in) Financing Activities	42	(164)

Net Increase in Cash and Cash Equivalents	67	188

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	309	522

Cash and Cash Equivalents at End of Period	$376	$710

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. Significant Accounting Policies
Basis of Presentation
     In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the Consolidated Balance Sheets of CSX Corporation (“CSX” and, together with its subsidiaries, the “Company”) at March 31, 2006, and December 30, 2005, and the Consolidated Income and Cash Flow Statements for the fiscal quarters ended March 31, 2006, and April 1, 2005, such adjustments being of a normal, recurring nature. Certain prior-year data have been reclassified to conform to the 2006 presentation.
     CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX’s most recent Annual Report on Form 10-K and any Current Reports on Form 8-K.
Fiscal Year
     CSX follows a 52/53 week fiscal reporting calendar:
•	The first fiscal quarter of 2006 consisted of 13 weeks ending on March 31, 2006

•	The first fiscal quarter of 2005 consisted of 13 weeks ending on April 1, 2005

•	Fiscal year 2006 consisted of 52 weeks ending on December 29, 2006

•	Fiscal year 2005 consisted of 52 weeks ending on December 30, 2005
     Except as otherwise specified, references to quarters indicate CSX’s fiscal quarter ending March 31, 2006, or ending April 1, 2005 of the year referenced and comparisons are to the corresponding period of the prior year.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. Earnings Per Share
     The following table sets forth the computation of basic Earnings Per Share and Earnings Per Share, Assuming Dilution:

	First Quarters
	2006	2005
Numerator (Millions):
Earnings from Continuing Operations	$245	$154
Interest Expense on Convertible Debt — Net of Tax	1	1

Net Earnings from Continuing Operations, If-Converted	246	155
Discontinued Operations — Net of Tax	—	425

Net Earnings, If-Converted	246	580
Interest Expense on Convertible Debt — Net of Tax	(1)	(1)

Net Earnings	$245	$579

Denominator (Thousands):
Average Common Shares Outstanding	219,681	215,356
Convertible Debt	9,728	9,728
Stock Options	2,715	980
Other Potentially Dilutive Common Shares	58	182

Average Common Shares Outstanding, Assuming Dilution	232,182	226,246

Earnings Per Share:
Income from Continuing Operations	$1.12	$0.72
Discontinued Operations	—	1.97

Net Earnings	$1.12	$2.69

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$1.06	$0.68
Discontinued Operations	—	1.88

Net Earnings	$1.06	$2.56

     Basic Earnings Per Share is based upon the weighted-average number of common shares outstanding. Earnings Per Share, Assuming Dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of potentially dilutive common shares from convertible debt and employee stock options and awards.
     The following table provides information about stock options exercised:

	First Quarters
	2006	2005
Number of Stock Options Exercised (Thousands)	2,866	1,084

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 2. Earnings Per Share, continued
     Certain stock options were excluded from the computation of Earnings Per Share, Assuming Dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table presents information about potentially dilutive common shares excluded from the computation of earnings per share:

	First Quarters
	2006	2005
Number of Shares (Thousands)	620	7,431
Average Exercise / Conversion Price	$57.00	$47.16
     In accordance with the Emerging Issues Task Force Issue No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”), CSX included approximately 10 million shares underlying its contingently convertible debentures in the computation of Earnings Per Share, Assuming Dilution.
     As a result of the recent increase in the price of CSX common stock, these debentures became convertible on April 12, 2006. As noted, however, EITF 04-8 required CSX to include the underlying shares in the computation of Earnings Per Share, Assuming Dilution. Any further dilutive effects resulting from actual conversion of the debentures would be reflected in the basic earnings per share calculation upon conversion. If the price of CSX common stock falls, however, these debentures may no longer meet the conversion requirements.
     A substantial increase in CSX’s stock price could cause an increase in the exercise of stock options, also negatively impacting basic earnings per share. However, the Board of Directors has authorized CSX to purchase shares of its common stock from time to time in an amount up to approximately $150 million in any fiscal year. CSX has purchased shares pursuant to this authority in the second quarter of fiscal year 2006.
NOTE 3. Discontinued Operations
     In February 2005, CSX sold its International Terminals business, which included the capital stock of SL Service, Inc. (“SLSI”) to Dubai Ports International FZE (“DPI”) for gross cash consideration of $1.142 billion. Of the gross proceeds, approximately $110 million was paid for the purchase of a minority interest in an International Terminals’ subsidiary, which the Company acquired during the first quarter of 2005 and divested as part of the sale to DPI. Other related cash transaction costs amounted to approximately $34 million, including resolution of working capital and long-term debt adjustments.
     CSX recognized income of $683 million pretax, $428 million after tax, for the quarter ended April 1, 2005, as a result of the sale. Consequently, amounts related to this business are reported as Discontinued Operations on the Consolidated Income Statement for fiscal year 2005.

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
     Additional information about the sale is included in CSX’s Annual Report on Form 10-K for the year ended December 30, 2005.
NOTE 4. Debt and Credit Agreements
     CSX has a $1.2 billion five-year unsecured revolving credit facility expiring in May 2009 and a $400 million 364-day unsecured revolving credit facility expiring in May 2006. The facilities were entered into in May 2004 and May 2005, respectively, on terms substantially similar to the facilities they replaced. Generally, these facilities may be used for general corporate purposes, to support CSX’s commercial paper and for working capital. Neither of the credit facilities was drawn on as of March 31, 2006. Commitment fees and interest rates payable under the facilities are similar to fees and rates available to comparably rated investment-grade borrowers. These credit facilities allow for borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. As of March 31, 2006, CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively. Commitment fees similarly depend on such ratings and are 15 and 11 basis points per annum, respectively, under the $1.2 billion and $400 million revolving credit facilities. At March 31, 2006, CSX was in compliance with all covenant requirements under the facilities.
     CSX expects to replace both facilities during May 2006 with a single five-year facility of approximately $1.25 billion and with terms substantially similar to those in the current facilities.
NOTE 5. Share-Based Compensation
     Prior to December 31, 2005, CSX had adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), on a prospective basis and accordingly recognized expense for stock options granted after December 2002. CSX has not granted stock options after 2003.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. Share-Based Compensation, continued
     Effective December 31, 2005 (which is the first day of fiscal year 2006), the Company adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under that transition method, compensation costs recognized in the first quarter of 2006 include compensation costs for all share-based payments granted prior to, but not yet vested, as of December 31, 2005. The amount of compensation costs recognized is based upon the grant date fair value estimated under the Black-Scholes-Merton formula in accordance with the original provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). This method results in the recognition of additional compensation costs from the unvested portion of options granted prior to 2003. Results for prior periods have not been restated, as it is not required, and the adoption of SFAS 123(R) did not result in a material impact to the Company’s Consolidated Income Statement or Earnings Per Share. CSX will recognize approximately $3 million in additional compensation cost related to nonvested awards as a result of adopting SFAS 123(R), the majority of which will be recognized in fiscal year 2006.
     In addition to stock option expense, stock-based employee compensation expense included in net income consists of restricted stock awards, stock issued to CSX directors and stock issued to employees under the Company’s Long-term Incentive Program. These awards were accounted for under the estimated grant date fair value method for both SFAS 123(R) and SFAS 123; therefore, compensation costs related to these types of awards are consistently reported for all periods presented. Upon adoption of SFAS 123(R), CSX no longer allows automatic vesting when an employee becomes retirement eligible.
     Prior to the adoption of SFAS 123(R), CSX presented all tax benefits from deductions resulting from compensation costs as operating cash flows in the Consolidated Cash Flow Statement. SFAS 123(R) requires the cash flows resulting from tax deductions in excess of compensation costs recognized to be classified as financing cash flows. This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $16 million for the first quarter of 2006.
     Total pre-tax compensation expense associated with share-based compensation is as follows:

	First Quarters
(Dollars in Millions)	2006	2005
Share-Based Compensation Expense	$3	$7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5. Share-Based Compensation, continued
     The following table illustrates the pro forma effect on Net Earnings and Earnings Per Share prior to the adoption of
SFAS 123(R). This table only shows last year’s first quarter pro forma amounts since in the first quarter of 2006 the Company adopted the fair value recognition provisions of SFAS 123(R) and therefore, compensation expenses are recognized in the Consolidated Income Statement for all share-based payments granted prior to, but not yet vested as of December 31, 2005. Consequently, the table below is no longer required to show pro forma amounts for 2006 and forward.

First Quarter
(Dollars in Millions, Except Per Share Amounts)	2005
Net Earnings — As Reported	$579
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income — Net of Tax	4
Deduct: Total Stock-Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards — Net of Tax	(6)

Pro Forma Net Earnings	$577
Interest Expense on Convertible Debt — Net of Tax	1

Pro Forma Net Earnings, If-Converted	$578

Earnings Per Share:
Basic — As Reported	$2.69
Basic — Pro Forma	$2.68
Diluted — As Reported	$2.56
Diluted — Pro Forma	$2.55

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 6. Investment in Conrail
     CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc. (“Conrail”) through a limited liability company. CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests. CSX applies the equity method of accounting to its investment in Conrail.
     Conrail owns, manages and operates certain properties (the “Shared Assets Areas”) for the joint benefit of CSX’s wholly-owned rail subsidiary, CSX Transportation, Inc. (“CSXT”), and NS’s wholly-owned subsidiary, Norfolk Southern Railway (“NSR”). Operating Expense includes the category “Conrail Rents, Fees and Services” which reflects:
1.	Transportation, switching and terminal service charges levied by Conrail in the Shared Assets Areas; and

2.	CSX’s 42% share of Conrail’s income, recognized under the equity method of accounting.
Transactions with Conrail
     As listed below, the Company has amounts owed to Conrail or its affiliates representing expenses incurred under the operating, equipment and shared area agreements with Conrail. In exchange for the Conrail advance, the Company has executed two promissory notes with a subsidiary of Conrail which are included in Long-term Debt on the Consolidated Balance Sheets.

	March 31,	December 30,
(Dollars in Millions)	2006	2005
Balance Sheet Information:
CSX Payable to Conrail	$32	$40
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035	73	73
4.52% CSXT Promissory Note due March 2035	23	23

	First Quarters
(Dollars in Millions)	2006	2005
Income Statement Information:
Interest Expense Related to Conrail Advances	$1	$—
     Additional information about the Investment in Conrail is included in CSX’s Annual Report on Form 10-K for the year ended December 30, 2005.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7. Accumulated Other Comprehensive Loss
     Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, which is similar to, but excluded from net income. Under existing accounting standards, other comprehensive income includes foreign currency items, minimum pension liability adjustments, unrealized gains and losses on certain investments in debt and equity securities and accounting for derivative financial instruments designated as cash flow hedges. Additional classifications, or additional items within current classifications, may result from future accounting standards.
     Accumulated Other Comprehensive Loss represents the total of other comprehensive income (loss) for a period and is a component of Shareholders’ Equity within the Consolidated Balance Sheets. Accumulated Other Comprehensive Loss consists of the following:

		Net
		After-Tax
(Dollars in Millions)	December 30, 2005	(Loss)	March 31, 2006
Minimum Pension Liability	$(307)	$—	$(307)
Fair Value of Fuel Derivatives	30	(19)	11
Other	—	(1)	(1)

Total	$(277)	$(20)	$(297)

     Other comprehensive loss for the first quarter of 2006 resulted from a decrease in the quantity of fuel derivative contracts outstanding. CSX has suspended entering into new swaps in its fuel hedge program since the third quarter of 2004. (See Note 9, Derivative Financial Instruments.)
     Other comprehensive income for the first quarter of 2005 was $66 million, after tax. Despite a decline in the quantity of outstanding fuel hedging contracts, the fair value of these contracts continued to rise with the price of fuel.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8. Other Income (Expense) – Net
     Other Income (Expense) – Net consists of the following:

	First Quarters
(Dollars in Millions)	2006	2005
Interest Income	$9	$7
Loss from Real Estate and Resort Operations	(9)	(8)
Minority Interest	(5)	(3)
Miscellaneous	2	2

Other Income (Expense) — Net	$(3)	$(2)

     Loss from Real Estate and Resort Operations includes the results of operations from the CSX-owned resort called the Greenbrier, located in White Sulphur Springs, West Virginia, as well as the results of the Company’s real estate sales, leasing and development activities.
NOTE 9. Derivative Financial Instruments
     CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.
Interest Rate Swaps
     CSX has entered into various interest rate swap agreements on the following fixed-rate notes:

	Notional	Fixed
	Amount	Interest
Maturity Date	(Millions)	Rate
May 1, 2007	$450	7.45%
May 1, 2032	150	8.30%

Total/Average	$600	7.66%

     Under these agreements, CSX will pay variable interest (based on LIBOR) in exchange for a fixed rate, effectively transforming the notes to floating-rate obligations. The interest rate swap agreements are designated and qualify as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed-rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed-rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, Accounting For Derivative Instruments and Hedging Activities (“SFAS 133”), is recognized immediately in earnings.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. Derivative Financial Instruments, continued
     CSX’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. The gain or loss on the interest rate swap exactly offsets the loss or gain on the underlying fixed-rate notes. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Long-term debt has been decreased by $3 million for the fair market value of the interest rate swap agreements based upon quoted market prices at March 31, 2006. Long-term debt has been increased by $1 million for the fair market value of the interest rate swap agreements based upon quoted market prices at December 30, 2005. Fair value adjustments are non-cash transactions and accordingly have no cash impact on the Consolidated Cash Flow Statements.
     The differential to be paid or received under these agreements is accrued based upon the terms of the agreements, and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties are included in Other Current Assets or Liabilities.
     Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. Interest rate swap contracts had no material impact on interest expense for the quarter ended March 31, 2005. For the quarter ended April 1, 2005, CSX reduced interest expense by approximately $5 million, as a result of the interest rate swap agreements that were in place during the period.
     The counterparties to the interest rate swap agreements expose CSX to credit loss in the event of non-performance. CSX does not anticipate non-performance by the counterparties.
Fuel Hedging
     In 2003, CSX began a program to hedge a portion of CSXT’s future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. To minimize this risk, CSX entered into a series of swaps in order to fix the price of a portion of CSXT’s estimated future fuel purchases. The program limits fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and places the hedges among selected counterparties.
     CSX suspended entering into new swaps in its fuel hedge program in the third quarter of 2004. Current swap maturities will expire on July 31, 2006. CSX will continue to monitor and assess the global fuel marketplace to decide if and when to resume hedging under the program.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 9. Derivative Financial Instruments, continued
     Following is a summary of outstanding fuel swaps:

March 31,
2006
Remaining Gallons Hedged (Millions)	18
Average Price Per Gallon	$0.85

	2006
	Q2	Q3
Estimated % of Future Fuel Purchases Hedged	12%	1%
     Fuel hedging activity reduced fuel expense for the first quarters of 2006 and 2005 by $35 million and $51 million, respectively. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.
     These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are based upon current fair market values as quoted by third-party dealers and are recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. (See Note 7, Accumulated Other Comprehensive Loss.) The fair value of fuel derivative instruments based upon quoted market prices was $18 million and $51 million as of March 31, 2006, and December 30, 2005, respectively. Amounts are reclassified from Accumulated Other Comprehensive Loss as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and accordingly have no cash impact on the Consolidated Cash Flow Statements.
     The counterparties to the fuel hedge agreements expose CSX to credit loss in the event of non-performance. CSX does not anticipate non-performance by the counterparties.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Casualty, Environmental and Other Reserves
     Casualty, environmental and other reserves, including separation liabilities, are provided for in the Consolidated Balance Sheets as follows:

(Dollars in Millions)	March 31, 2006			December 30, 2005
	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$161	$274	$435	$172	$249	$421
Occupational	56	186	242	55	199	254

Total Casualty	217	460	677	227	448	675
Separation	21	120	141	20	101	121
Environmental	30	43	73	20	51	71
Other	41	55	96	44	53	97

Total	$309	$678	$987	$311	$653	$964

Casualty
     Casualty reserves represent accruals for personal injury and occupational injury claims, which are described in more detail below. Currently, no individual claim is expected to exceed the Company’s self-insured retention amount. If an individual claim did exceed that amount, insurance is available as more specifically detailed in Note 12, Commitments and Contingencies. Personal injury and occupational claims are presented on a gross basis in accordance with SFAS 5, Accounting for Contingencies
(“SFAS 5”).
     While the final outcome of casualty-related matters cannot be predicted with certainty, considering among other items the meritorious legal defenses available and the liabilities that have been recorded, it is the opinion of CSX’s management that none of these items, when finally resolved, will have a materially adverse effect on the Company’s results of operations, financial position or liquidity. However, should a number of these items occur in the same period, they could have a materially adverse effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Casualty, Environmental and Other Reserves, continued
Personal Injury
     Personal injury reserves represent liabilities for employee work-related and third party injuries. Employee work-related injuries are subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuarial firm to assist management in assessing the value of these personal injury claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth in the value of these personal injury claims. This methodology is based largely on CSXT’s historical claims and settlement activity. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.
Occupational
     Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents and diesel fuel, or alleged physical injuries, such as repetitive stress injury, carpal tunnel syndrome or hearing loss. The Company retains a third party specialist, who has extensive experience in performing occupational studies, to assist in assessing the unasserted liability exposure. The analysis is performed semi-annually. The methodology used by the specialist includes an estimate of future anticipated claims based on the Company’s trends of average historical claim filing rates, future anticipated dismissal rates and settlement rates. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation in the United States, could cause the actual costs to be higher or lower than projected.
Separation
     Separation liabilities provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 10. Casualty, Environmental and Other Reserves, continued
Environmental
     The Company is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. The Company has been identified as a potentially responsible party (“PRP”) at approximately 260 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERCLA”), also known as the Superfund law, or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.
     At least once a quarter, the Company reviews its role with respect to each site identified. Based on the review process, the Company has recorded reserves, excluding anticipated insurance recoveries, to cover estimated contingent future environmental costs with respect to such sites. Environmental costs are charged to expense when they relate to an existing condition caused by past operations and do not contribute to current or future revenue generation. The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company’s estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for all sites where the Company’s obligation is deemed probable, and where such costs can be reasonably estimated.
     The Company does not currently possess sufficient information to reasonably estimate the amount of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations, financial condition or liquidity.
Other
     Other reserves include liabilities for various claims, such as longshoremen disability claims, freight claims, and claims for property, automobile and general liability. As liabilities become known, the Company accrues the estimable and probable amount in accordance with SFAS 5.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11. Hurricane Katrina
     In August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast. The most significant damage was concentrated on CSXT’s route between New Orleans, LA and Pascagoula, MS. The Company has insurance coverage of $535 million, after a $25 million deductible (per occurrence), for fixed asset replacement and business interruption (which includes incremental expenses and lost profits).
     Management’s current loss estimate is approximately $450 million, which is an increase from earlier estimates. The Gulf Coast region remains challenged by scarce resources and massive recovery requirements which have affected the price and availability of resources to the Company. At this time, the CSXT route and bridgework is substantially complete and operational, with remaining work primarily consisting of salvage and debris removal.
     The Company’s insurance policies do not prioritize coverage based on types of losses. As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented. However, no claim payments are guaranteed until cash is received. A final payment will be made once the Company and its insurers agree on the total measurement value of the claim. The Company has collected insurance payments of:

Amount
(Dollars in Millions)	Collected
Fourth Quarter 2005	$70

First Quarter 2006	50
Second Quarter 2006 - to date	97

Total Collected to Date	$217

     The insurance receivable, net of cash insurance proceeds, amounted to $15 million and $43 million at March 31, 2006, and December 30, 2005, respectively, and is included in Accounts Receivable — Net in the Company’s Consolidated Balance Sheets. These receivables were recorded as a reduction of Labor and Fringe and Materials, Supplies and Other expenses in the Company’s Consolidated Income Statement.
     When cash is received in excess of the receivable, the Company will record gains in the income statement. These gains will be recorded separately as a reduction of operating expenses. The Company currently estimates cash proceeds in excess of the receivable beginning in the second quarter of 2006.
     In accordance with SFAS 95, Statement of Cash Flows (“SFAS 95”), cash proceeds received from insurers will be presented as “Insurance Proceeds” in either cash flows from operating activities or cash flows from investing activities based upon the type of cost to which the proceeds relate.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. Commitments and Contingencies
Purchase Commitments
     CSXT has a commitment under a long-term maintenance program that currently covers 39% of CSXT’s fleet of locomotives. The agreement is based upon the maintenance cycle for each locomotive and is currently predicted to expire no earlier than 2026 and as late as 2031, depending upon when additional locomotives are placed in service. The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance is adjusted. CSXT may terminate the agreement at its option after 2012, though such action would trigger certain liquidated damages provisions. Under the program, CSXT paid $41 million for both the first quarters of 2006 and 2005.
Insurance
     The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption with substantial limits. A specific amount of risk ($25 million per occurrence) is retained by the Company on the casualty program and non-catastrophic property damage. The Company retains $50 million of risk per occurrence for its catastrophic property coverage, an increase of $25 million from the prior year. For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s results of operations, see Note 11, Hurricane Katrina.
Guarantees
     CSX is contingently liable, individually and jointly with others, as guarantor of approximately $109 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its former business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to, or to perform certain actions for, the beneficiary of the guarantee based upon another entity’s failure to perform. As of March 31, 2006, the Company’s guarantees can be summarized as follows:
1.	Guarantee of approximately $85 million in obligations expiring in 2012 of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to these leases. CSX does not expect that it will be required to make any payments under this guarantee for which it will not be reimbursed.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 12. Commitments and Contingencies, continued
2.	Guarantee of approximately $13 million in lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable until 2011. The Company believes Maersk will fulfill its contractual commitments with respect to these lease commitments and that CSX will have no further liabilities for those obligations.

3.	Guarantee of approximately $8 million relating to leases assumed as part of the conveyance of CSX’s interest in a former subsidiary, CSX Lines. CSX believes the former subsidiary will fulfill its contractual commitments with respect to these leases, which expire in 2007, and CSX will have no further liabilities for those obligations.
     As of March 31, 2006, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements as FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others does not apply to these obligations. The maximum amount of future payments CSX could be required to make under these guarantees is the amount of the guarantees themselves.
Other Legal Proceedings
     The Company is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including those related to environmental matters, FELA claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purport to be class actions. While the final outcome of these matters cannot be predicted with certainty considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX management that none of these items will have a materially adverse effect on the results of operations, financial position or liquidity of the Company. An unexpected adverse resolution of one or more of these items, however, could have a materially adverse effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year. The Company is also party to a number of actions, the resolution of which could result in gain realization in amounts that could be material to results of operations in the quarters received.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 13. Business Segments
     The Company operates in two business segments: rail and intermodal. Surface Transportation, which includes the Company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers. CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a 21,000-mile rail network linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec. CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.
     The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in “Note 1. Nature of Operations and Significant Accounting Policies,” in the CSX 2005 Annual Report on Form 10-K.
     Consolidated Operating Income includes the results of operations of Surface Transportation and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Company’s Marine Services segment and other items.
     Business segment information for the quarters ended 2006 and 2005 is as follows:

	Surface Transportation
(Dollars in Millions)	Rail	Intermodal	Total	Other	Total
Quarter Ended March 31, 2006
Revenues from External Customers	$1,997	$334	$2,331	$—	$2,331
Segment Operating Income	425	62	487	9	496

Quarter Ended April 1, 2005
Revenues from External Customers	$1,779	$329	$2,108	$—	$2,108
Segment Operating Income	299	52	351	3	354

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 14. Employee Benefit Plans
     The Company sponsors defined benefit pension plans principally for salaried, management personnel. The plans provide eligible employees with retirement benefits based predominantly upon years of service and compensation rates near retirement. Employees hired after December 31, 2002 are covered by a cash balance plan. The cash balance plan provides benefits by utilizing interest and pay credits based upon age, service and compensation.
     In addition to the defined benefit pension plans, CSX sponsors one postretirement medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to January 1, 2003, upon their retirement, if certain eligibility requirements are met. The postretirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.
     The following table presents components of net periodic benefit cost:

	Pension Benefits		Other Benefits
(Dollars in Millions)	First Quarters		First Quarters
	2006	2005	2006	2005
Service Cost	$9	$8	$2	$2
Interest Cost	26	27	5	6
Expected Return on Plan Assets	(29)	(30)	—	—
Amortization of Prior Service Cost	1	1	(1)	(1)
Amortization of Net Loss	9	6	2	3

Net Periodic Benefit Cost	$16	$12	$8	$10

     The Company expects to contribute $8 million to its pension plans in 2006.
Medicare Prescription Drug, Improvement and Modernization Act of 2003
     The Company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Medicare Part D”). The Company determined that its retiree medical plan’s prescription drug benefit will qualify as actuarially equivalent to Medicare Part D based upon a review by the plan’s health and welfare actuary of the plan’s benefit compared to the benefit that would be paid under Medicare Part D. CSX has applied for the tax-free 28% federal reimbursement of total prescription drug claims from $250 to $5,000 paid after January 1, 2006. Combining the financial implications of both cash receipts and lower tax-deductible business expenses resulting from the subsidy, the Company expects after-tax cash flow savings of approximately $5 million for fiscal year 2006 to begin in the third quarter.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
COMPANY OVERVIEW
     CSX Corporation (“CSX” and, together with its subsidiaries, the “Company”), based in Jacksonville, FL, is one of the nation’s leading transportation companies. Surface Transportation, which includes the Company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers. CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a 21,000-mile rail network linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec. CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.
First Quarter 2006 Surface Transportation Highlights
•	Revenue grew 11% to $2.3 billion.

•	Operating income increased 39% to a record $487 million.

•	Operating ratio improved 4.2 points to 79.1%.

•	Service and safety measurements improved across the board.
     Revenues increased 11%, driven by a 12% improvement in revenue per unit on slightly lower volumes. Along with the fuel surcharge program, the increase in revenue per unit was primarily driven by the Company’s continued pricing efforts and traffic mix, which accounted for approximately 45% and 20% of the increase, respectively. Lower volume was primarily due to the merchandise market’s reduction in short-haul export phosphate volume, resulting from reduced international fertilizer demand, and lower Intermodal volume, as the Company continued its yield management efforts and focus on profitability. Partially offsetting these decline were increases in coal volume due to continued strong utility demand and in automotive volume due to increased North American light vehicle production.
     For additional information, refer to Rail and Intermodal Results of Operations discussions on pages 30 and 32, respectively.
     Operating performance improved significantly during the first quarter, with all key measures registering solid to significant improvement. Two key measures – safety and on-time performance – showed the greatest improvement, with personal injuries and train accidents declining 16% and 28%, respectively, and with on-time originations and on-time arrivals improving 49% and 63%, respectively. This performance was driven by the Company’s continued focus on safety leadership and improved execution of the ONE Plan.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
RAIL OPERATING STATISTICS (Estimated)

		First Quarters
				% Increase
		2006	2005	(Decrease)
Service Measurements	Personal Injury Frequency Index (Per 200,000 Man Hours)	1.38	1.65	16
	FRA Train Accidents Frequency (Per Million Train Miles)	3.61	5.02	28

	On-Time Originations	74.4%	49.9%	49
	On-Time Arrivals	61.3%	37.7%	63

	Average System Dwell Time (Hours) (a)	26.6	30.0	11
	Average Total Cars-On-Line	224,299	234,209	4
	Average Velocity, All Trains (Miles Per Hour)	20.0	19.5	3
	Average Recrews (Per Day)	58	65	11

Resources	Route Miles	21,287	21,884	(3)
	Locomotives (Owned and Long-term Leased)	3,780	3,708	2
	Freight Cars (Owned and Long-term Leased)	102,794	104,735	(2)
(a) Beginning October 2005, the American Association of Railroads adopted a new dwell calculation in an effort to standardize reporting across U.S. railroads. Beginning in the second quarter of 2006 and forward, CSX will adopt this new method. If CSX had used this new method in the first quarter of 2006, average system dwell time would have been 26.1 hours for that period versus 26.6 hours as shown above.
2006 Surface Transportation Expectations
     The Company’s performance in 2006 is expected to support its five-year financial targets of double-digit annual growth in Surface Transportation operating income, earnings and free cash flow. In 2006, CSX expects strong revenue growth, driven by a continuing robust pricing environment and volume growth. In addition, lower margin traffic will continue to be re-priced or replaced by longer haul, more profitable business.
     Improvements in service and safety performance combined with planned investments in locomotives, employees and capacity will build on the momentum established in 2005 and continued in the first quarter 2006. Management believes current resource plans will support anticipated business levels and maintain network fluidity. Those plans include hiring new train and engine employees, which consist of locomotive engineers and conductors, to offset anticipated attrition. A two-year capacity expansion and infrastructure investment plan is also designed to drive improved service reliability and volume growth as projects are completed. The first expansion projects will be completed during 2006, and the remaining projects are on target for completion during 2007.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FINANCIAL RESULTS OF OPERATIONS
First Quarter Consolidated Results of Operations
     The financial statements presented are for the 13-week fiscal quarters ended March 31, 2006 and April 1, 2005. Except as otherwise specified, references to years indicate the Company’s fiscal quarter ended as noted previously.

	CONSOLIDATED

	First Quarters		Increase/
(Dollars in Millions)	2006	2005	(Decrease)
Operating Revenue	$2,331	$2,108	$223
Operating Expense:
Labor and Fringe	720	696	24
Materials, Supplies and Other	453	468	(15)
Depreciation	211	205	6
Fuel	253	179	74
Building and Equipment Rent	123	132	(9)
Inland Transportation	56	54	2
Conrail Rents, Fees & Services	19	20	(1)

Total Operating Expense	1,835	1,754	81

Operating Income	$496	$354	$142

Prior periods have been reclassified to conform to the current presentation.
Consolidated Operating Revenue
     Revenue increases were driven by the Company’s continued pricing efforts, the fuel surcharge program and traffic mix.
Consolidated Operating Income
     Improvement in Consolidated Operating Income was driven by increased Operating Revenue, partially offset by increases in Operating Expenses, primarily as a result of higher fuel prices and lower fuel hedge benefit.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Interest Expense
     Interest Expense decreased compared to the prior year comparable quarter as a result of the repurchase of $1.0 billion of the Company’s publicly-traded notes in June 2005.
Income Tax Expense
     Income Tax Expense increased $66 million as a result of higher Consolidated Operating Income combined with last year’s first quarter rate reduction stemming from the enactment of state income tax legislation.
Net Earnings
     Consolidated Net Earnings were higher by $334 million for the first quarter of 2005, due to a $428 million after-tax gain from the Company’s discontinued operations. Discontinued Operations for the first quarter of 2005 also included an after-tax loss on operations of $3 million from the International Terminals business.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
SURFACE TRANSPORTATION DETAIL (Unaudited)
(Dollars in Millions)
First Quarter

					Surface
	Rail		Intermodal		Transportation
							Increase/
	2006	2005	2006	2005	2006	2005	(Decrease)
Revenue	$1,997	$1,779	$334	$329	$2,331	$2,108	$223
Operating Expense:
Labor and Fringe	698	674	20	20	718	694	24
Materials, Supplies and Other	419	418	44	54	463	472	(9)
Depreciation	201	193	10	10	211	203	8
Fuel	253	179	—	—	253	179	74
Building and Equipment Rent	93	101	31	34	124	135	(11)
Inland Transportation	(111)	(105)	167	159	56	54	2
Conrail Rents, Fees and Services	19	20	—	—	19	20	(1)

Total Expense	1,572	1,480	272	277	1,844	1,757	87

Surface Transportation Operating Income	$425	$299	$62	$52	$487	$351	$136

Surface Transportation Operating Ratio	78.7%	83.2%	81.4%	84.2%	79.1%	83.3%
SURFACE TRANSPORTATION VOLUME AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarter

	Volume			Revenue			Revenue Per Unit
	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change
Chemicals	135	140	(4)%	$295	$275	7%	$2,185	$1,964	11%
Emerging Markets	124	115	8	134	117	15	1,081	1,017	6
Forest Products	106	113	(6)	191	176	9	1,802	1,558	16
Agricultural Products	96	92	4	157	137	15	1,635	1,489	10
Metals	94	93	1	164	138	19	1,745	1,484	18
Phosphates and Fertilizers	88	117	(25)	90	90	—	1,023	769	33
Food and Consumer	64	63	2	118	105	12	1,844	1,667	11

Total Merchandise	707	733	(4)	1,149	1,038	11	1,625	1,416	15
Coal	456	437	4	552	482	15	1,211	1,103	10
Coke and Iron Ore	20	21	(5)	27	24	13	1,350	1,143	18

Total Coal	476	458	4	579	506	14	1,216	1,105	10
Automotive	127	125	2	231	208	11	1,819	1,664	9
Other	—	—	—	38	27	41	—	—	—

Total Rail	1,310	1,316	—	1,997	1,779	12	1,524	1,352	13

International	302	316	(4)	132	132	—	437	418	5
Domestic	214	212	1	186	173	8	869	816	6
Other	—	—	—	16	24	(33)	—	—	—

Total Intermodal	516	528	(2)	334	329	2	647	623	4

Total Surface Transportation	1,826	1,844	(1)%	$2,331	$2,108	11%	$1,277	$1,143	12%

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
First Quarter Rail Results of Operations
Rail Operating Revenue
Merchandise
Chemicals – Volume largely returned to pre-hurricane levels but was still below the prior year comparable quarter as high raw material costs continue to be a concern for domestic producers.
Emerging Markets – Strong demand for aggregate products, such as rock, salt, and sand, and movement of municipal waste propelled volume increases partially offset by lower volumes in cement due to production interruptions.
Forest Products – Volume declined due to weakness in the printing market as well as production downtimes at several brown paper mills. Substitution effects from newsprint to electronic media continues to reduce the demand for paper. These declines were partially offset by strength in the lumber market as warm weather helped increase housing starts despite recent signs of slowing housing activities.
Agricultural Products – Both volumes and revenues improved due to increased movements of soybeans. In addition, volume of ethanol moving into the Northeast increased as there was higher demand for this fuel additive.
Metals – Domestic demand continued to drive strong steel production throughout the quarter. Slight volume gains, strong pricing actions, and fuel surcharge coverage increases delivered 19% revenue growth.
Phosphate and Fertilizer – Short haul, lower revenue per car, phosphate volume decreased significantly due to temporary plant shutdowns resulting from lower international demand. The loss of this short haul traffic, and an increase in longer haul domestic phosphate volume, combined for a favorable impact on revenue per unit and flat overall revenue.
Food and Consumer – Volume in this segment (which includes the transportation of refrigerated products, canned goods, building products and transportation equipment) increased due to strong growth of shipments of canned goods, rice, beans, beer and wine and strength in deliveries of newly finished customer freight cars.
Coal
Revenue and volume were up on strong demand across all markets, except for the export market. Electricity generation was down 1% in CSXT-served markets due to warmer weather conditions; however, volume increased as utilities continued to rebuild inventories.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
Automotive – North American light vehicle production was favorable. Market share continues to shift from the Big 3 to the new domestic manufacturers (foreign brands produced domestically). Automotive revenue per unit increased due to price escalation and fuel surcharge.
Rail Operating Expense
Labor and Fringe expenses increased due to higher staffing levels as well as the impact of increased inflation. Other labor and fringe expense increases were more than offset by improved productivity in train operations, as overtime and other crew expenses were reduced with the improved operational fluidity.
Materials, Supplies and Other expenses were flat as material and other inflation was largely offset by productivity gains (for instance, as railroad measurements improve locomotives from other railroads are used less and therefore drive down expense).
Depreciation is higher due to an increase in the asset base.
Fuel increased due to higher fuel prices and less fuel hedge benefit versus the first quarter of last year.
Building and Equipment Rent decreased due to a reduction in railcar lease expense. This was a direct result of the improvement in operational fluidity, which drove improvements in shipment cycle-time and reduced the number of cars-on-line.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
First Quarter Intermodal Results of Operations
Intermodal Operating Revenue
International – Although volume improved with several international customers, overall volume decreased predominantly due to the merger of two key accounts and continued yield management initiatives. Continued strength in pricing is partially offsetting the loss of higher revenue per unit traffic in long-haul markets.
Domestic – Volume was up due to strength in the truckload market offsetting some known reductions in the parcel segment. The strong pricing environment continues, resulting in increased revenue per unit of 6%.
Intermodal Operating Expense
     Intermodal Operating Expense decreased as a result of improved terminal operations, efficient equipment utilization and costs in last year’s first quarter that were not repeated this quarter related to sales tax and other items.
LIQUIDITY AND CAPITAL RESOURCES
     The following is a summary of material changes in the Consolidated Balance Sheets and sources of liquidity and capital. This summary provides an update to the discussion included in CSX’s most recent Annual Report on Form 10-K.
     Cash, Cash Equivalents and Short-term Investments increased $111 million, or 18%, as a result of higher cash provided by operations offset by increased property additions.
     Labor and Fringe Benefits Payable decreased $132 million, or 23%, due to management incentive compensation payments in the first quarter of 2006.
     Income and Other Taxes Payable increased $135 million, or 132%, due to increases in federal tax liabilities associated with higher Consolidated Operating Income.
     CSX’s working capital at March 31, 2006, was a deficit of $507 million, compared to a deficit of $607 million at December 30, 2005. This change is primarily driven by increases in cash balances. A working capital deficit is not unusual for the Company (or other companies in the industry) and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due, and has sufficient financial capacity, including the Company’s revolving credit agreements, to manage its day-to-day cash requirements and any obligations arising from legal, tax and other regulatory rulings. (See Note 4, Debt and Credit Agreements.)

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
     CSX currently has $1.3 billion of capacity under an effective shelf registration that may be used, subject to market conditions and board authorization, to issue debt or equity securities at CSX’s discretion. CSX presently intends to use the proceeds from the sale of any securities issued under its shelf registration statement to finance cash requirements, including refinancing existing debt as it matures. While CSX seeks to give itself flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.
     As previously reported, the Board of Directors has authorized CSX to purchase shares of its common stock from time to time in an amount up to approximately $150 million in any fiscal year. CSX has purchased shares pursuant to this authority in the second quarter of fiscal year 2006.
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

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
FORWARD-LOOKING STATEMENTS
     Certain statements in this report and in other materials filed with the Securities and Exchange Commission (“SEC”), as well as information included in oral statements or other written statements made by the Company, are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements include, among others, statements regarding:
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
     Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved.
     Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed elsewhere, may cause actual results to differ materially from those contemplated by these forward-looking statements:
•	The Company’s success in implementing its operational objectives and improving Surface Transportation operating efficiency;

•	Changes in operating conditions and costs or commodity concentrations;

•	Material changes in domestic or international economic or business conditions, including those affecting the rail industry such as access to capital markets, ability to revise debt arrangements as contemplated, customer demand, customer acceptance of price increases, effects of adverse economic

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
conditions affecting shippers, and adverse economic conditions in the industries and geographic areas that consume and produce freight;
•	Labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	The inherent risks associated with safety and security, including the availability and cost of insurance, the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	Changes in fuel prices, surcharges for fuel and the availability of fuel;

•	Legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials or taxation, including the outcome of tax claims and litigation; the potential enactment of initiatives to re-regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	Competition from other modes of freight transportation such as trucking and competition and consolidation within the transportation industry generally;

•	Natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, or other unforeseen disruptions of the Company’s operations, systems, property or equipment; and

•	The outcome of litigation and claims, including those related to environmental contamination, personal injuries and occupational illnesses.
     Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

CSX CORPORATION
ITEM 3: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of CSX’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005.
ITEM 4: CONTROLS AND PROCEDURES
     As of March 31, 2006, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2006. There were no changes in the Company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART 2 OTHER INFORMATION
ITEM 1: LEGAL PROCEEDINGS
     For information relating to the Company’s settlements and other legal proceedings, see Note 12, Commitments and Contingencies.
ITEM 1A. RISK FACTORS
     For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussion provided under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of CSX’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005. See also, “Forward-Looking Statements” included in Item 2 of this Quarterly Report on Form 10-Q.

CSX CORPORATION
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     As required by SEC Regulation S-K for the quarter ended March 31, 2006, the following table summarizes:
•	Common shares withheld by CSX on behalf of current and retired employees to settle the employee’s minimum statutory tax obligation on the distribution of shares that were formerly deferred or any restricted stock that has vested; and

•	Common shares purchased on the open market to fund the estimated Company contribution required to be paid in CSX common stock under the Capital Builder Plan which covers certain union employees.
Issuer Purchases of Equity Securities

			(c) Total	(d) Maximum
			Number of	Number of
			Shares	Shares that
		(b)	Purchased as	May Yet Be
	(a) Total	Average	Part of Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid per	Plans or	Plan or
Period	Purchased	Share	Programs	Programs*
January
(December 31, 2005 - January 27, 2006)	397	$53.28	—	—
February
(January 28, 2006 - February 24, 2006)	229,381	$52.16	—	—
March
(February 25, 2006 - March 31, 2006)	12,223	$54.51	—	—

Total	242,001	$52.28	—	—

*
As disclosed in its most recent Annual Report on Form 10-K filed on February 24, 2006, CSX publicly announced that its Board of Directors has authorized the Company to purchase shares of its common stock from time to time. The dollar amount that can be purchased in any fiscal year is established by a formula that depends on the Company’s common stock dividend rate and the number of outstanding shares of common stock. Based on information as of March 31, 2006, the Company could purchase approximately $150 million of its common stock under this authorization during fiscal year 2006.

CSX CORPORATION
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5: OTHER INFORMATION
     None.
ITEM 6: EXHIBITS
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

Dated: April 25, 2006