Form 10-Q
period 2006-06-30
CSX CORP
filed 2006-07-21
CIK 277948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer  ☒            Accelerated Filer  ☐            Non-accelerated Filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, June 30, 2006: 221,765,408 shares.

CSX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months

	2006	2005	2006	2005

Operating Revenue	$2,421	$2,166	$4,752	$4,274
Operating Expense:
Labor and Fringe	718	707	1,438	1,403
Materials, Supplies and Other	465	439	919	907
Depreciation	216	205	427	410
Fuel	288	176	541	355
Equipment and Other Rents	131	127	253	259
Inland Transportation	62	62	118	116
Conrail Rents, Fees and Services	21	19	40	39
Gain on Insurance Recoveries	(126)	-	(126)	-

Total Operating Expense	1,775	1,735	3,610	3,489

Operating Income	646	431	1,142	785

Other Income (Expense) - Net (Note 10)	11	30	8	28
Debt Repurchase Expense	-	(192)	-	(192)
Interest Expense	(98)	(110)	(196)	(224)

Earnings from Continuing Operations before Income Taxes	559	159	954	397

Income Tax (Expense) Benefit	(169)	6	(319)	(78)

Earnings from Continuing Operations	390	165	635	319
Discontinued Operations - Net of Tax (Note 14)	-	-	-	425

Net Earnings	$390	$165	$635	$744

Earnings Per Common Share
Earnings Per Share (Note 2):
From Continuing Operations	$1.76	$0.76	$2.88	$1.48
Discontinued Operations	-	-	-	1.97

Net Earnings	$1.76	$0.76	$2.88	$3.45

Earnings Per Share, Assuming Dilution (Note 2):
From Continuing Operations	$1.66	$0.73	$2.73	$1.41
Discontinued Operations	-	-	-	1.88

Net Earnings	$1.66	$0.73	$2.73	$3.29

Average Common Shares Outstanding (Thousands)	221,908	216,418	220,794	215,887

Average Common Shares Outstanding, Assuming Dilution (Thousands)	235,103	227,453	233,642	226,850

Cash Dividends Paid Per Common Share	$0.13	$0.10	$0.26	$0.20

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	(Unaudited) June 30, 2006	December 30, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$320	$309
Short-term Investments	362	293
Accounts Receivable, net of allowance for doubtful accounts of $107 and $108, respectively	1,204	1,202
Materials and Supplies	202	199
Deferred Income Taxes	241	225
Other Current Assets	66	144

Total Current Assets	2,395	2,372

Properties	27,229	26,538
Accumulated Depreciation	(6,672)	(6,375)

Properties - Net	20,557	20,163

Investment in Conrail (Note 13)	609	603
Affiliates and Other Companies	318	304
Other Long-term Assets	719	790

Total Assets	$24,598	$24,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$917	$954
Labor and Fringe Benefits Payable	457	565
Casualty, Environmental and Other Reserves (Note 5)	306	311
Current Maturities of Long-term Debt	1,375	936
Short-term Debt	3	1
Income and Other Taxes Payable	113	102
Other Current Liabilities	89	110

Total Current Liabilities	3,260	2,979

Casualty, Environmental and Other Reserves (Note 5)	649	653
Long-term Debt	4,567	5,093
Deferred Income Taxes	6,079	6,082
Other Long-term Liabilities	1,440	1,471

Total Liabilities	15,995	16,278

Shareholders’ Equity:
Common Stock, $1 Par Value	222	218
Other Capital	1,848	1,751
Retained Earnings	6,841	6,262
Accumulated Other Comprehensive Loss (Note 9)	(308)	(277)

Total Shareholders’ Equity	8,603	7,954

Total Liabilities and Shareholders’ Equity	$24,598	$24,232

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)

(Dollars in Millions)

	Six Months

	2006	2005

OPERATING ACTIVITIES
Net Earnings	$635	$744
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	430	418
Deferred Income Taxes	6	(51)
Gain on Sale of International Terminals - Net of Tax (Note 14)	-	(428)
Gain on Insurance Recoveries (Note 4)	(126)	-
Insurance Proceeds (Note 4)	92	-
Other Operating Activities	(26)	(124)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(63)	41
Other Current Assets	66	(45)
Accounts Payable	2	16
Income and Other Taxes Payable	(21)	(226)
Other Current Liabilities	(141)	(16)

Net Cash Provided by Operating Activities	854	329

INVESTING ACTIVITIES
Property Additions	(879)	(381)
Insurance Proceeds (Note 4)	115	-
Net Proceeds from Sale of International Terminals (Note 14)	-	1,108
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 14)	-	(110)
Purchases of Short-term Investments	(761)	(1,576)
Proceeds from Sales of Short-term Investments	718	1,679
Other Investing Activities	(15)	3

Net Cash (Used in) Provided by Investing Activities	(822)	723

FINANCING ACTIVITIES
Short-term Debt - Net	2	(98)
Long-term Debt Issued	63	27
Long-term Debt Repaid	(143)	(1,213)
Dividends Paid	(57)	(44)
Stock Options Exercised (Note 2)	224	52
Shares Repurchased (Note 2)	(149)	-
Other Financing Activities	39	3

Net Cash Provided by (Used in) Financing Activities	(21)	(1,273)

Net Increase in Cash and Cash Equivalents	11	(221)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	309	522

Cash and Cash Equivalents at End of Period	$320	$301

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Significant Accounting Policies

Background

CSX Corporation (“CSX” and, together with its subsidiaries, the “company”), based in Jacksonville, FL, is one of the nation’s leading transportation companies. Surface Transportation, which includes the company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers. CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a rail network of approximately 21,000 miles, linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec. CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.

CSX’s other holdings include CSX Hotels, Inc. a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, and CSX Real Property, Inc., an organization responsible for the management, sale, lease, acquisition and development of company properties.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of CSX contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated Balance Sheets at June 30, 2006 and December 30, 2005;

•	Consolidated Income Statements for the quarters and the six months ended June 30, 2006 and July 1, 2005; and

•	Consolidated Cash Flows Statements for the six months ended June 30, 2006, and July 1, 2005.

Certain prior-year data have been reclassified to conform to the 2006 presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX’s most recent Annual Report on Form 10-K, 2006 First Quarterly Report on Form 10-Q and any Current Reports on Form 8-K.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Significant Accounting Policies, continued

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2006 and 2005 consisted of 13 weeks ending on June 30, 2006 and July 1, 2005, respectively

•	The six month periods of 2006 and 2005 consisted of 26 weeks ending on June 30, 2006 and July 1, 2005, respectively

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX’s fiscal periods ending June 30 or July 1 of the year referenced, and comparisons are to the corresponding period of the prior year.

NOTE 2. Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

(Dollars in Millions, Except Per Share Amounts)	Second Quarters		Six Months

	2006	2005	2006	2005

Numerator (Millions):
Earnings from Continuing Operations	$390	$165	$635	$319
Interest Expense on Convertible Debt - Net of Tax	1	1	2	2

Net Earnings from Continuing Operations, If-Converted	391	166	637	321
Discontinued Operations - Net of Tax	-	-	-	425

Net Earnings, If-Converted	391	166	637	746
Interest Expense on Convertible Debt - Net of Tax	(1)	(1)	(2)	(2)

Net Earnings	$390	$165	$635	$744

Denominator (Thousands):
Average Common Shares Outstanding	221,908	216,418	220,794	215,887
Convertible Debt	9,728	9,728	9,728	9,728
Stock Options	3,407	1,125	3,061	1,053
Other Potentially Dilutive Common Shares	60	182	59	182

Average Common Shares Outstanding, Assuming Dilution	235,103	227,453	233,642	226,850

Earnings Per Share:
Income from Continuing Operations	$1.76	$0.76	$2.88	$1.48
Discontinued Operations	-	-	-	1.97

Net Earnings	$1.76	$0.76	$2.88	$3.45

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$1.66	$0.73	$2.73	$1.41
Discontinued Operations	-	-	-	1.88

Net Earnings	$1.66	$0.73	$2.73	$3.29

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

The following table provides information about stock options exercised:

(In Thousands)	Second Quarters		Six Months

	2006	2005	2006	2005

Number of Stock Options Exercised	2,282	382	5,148	1,466

Certain stock options were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table presents information about potentially dilutive common shares excluded from the computation of earnings per share:

	Second Quarters

	2006	2005

Number of Shares (Thousands)	-	6,774
Average Exercise Price	N/A	$47.61

The Emerging Issues Task Force (“EITF”) No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share (“EITF 04-8”), required CSX to include approximately 10 million shares in the computation of earnings per share, assuming dilution. As a result of the recent increase in the price of CSX common stock, CSX’s contingently convertible debentures became convertible on April 12, 2006. Converted debentures into CSX common stock are reflected in the basic earnings per share calculation. A nominal number of debentures have been converted. If the price of CSX common stock falls, however, these debentures may no longer meet the conversion requirements.

As CSX’s stock price increases, so does the exercise of stock options, which negatively impacts the calculation of basic earnings per share. However, the Board of Directors has previously authorized CSX to purchase shares of its common stock up to approximately $150 million in any fiscal year, which may offset some or all of that dilution. During the six months of 2006, CSX purchased approximately $150 million in shares pursuant to this authority. See Part II, Item 2 of this Quarterly Report on Form 10-Q. On July 18, 2006, the Board of Directors terminated the $150 million share repurchase authority and also granted new authority of up to $500 million. CSX intends to complete the purchase of shares under this new authority from time to time over the next 12 months beginning in the third quarter of 2006.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation

Adoption of New Accounting Pronouncement

Prior to December 31, 2005, CSX had adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), on a prospective basis and accordingly recognized expense for stock options granted after December 2002. CSX has not granted stock options after 2003.

Effective December 31, 2005 (the first day of fiscal year 2006), the company adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”), using the modified-prospective-transition method. Under this method, compensation costs recognized in 2006 include all unvested share-based payments as of December 31, 2005. Share-based compensation at CSX includes stock options, restricted stock awards, stock issued to CSX directors and CSX’s Long-term Incentive Program described below. The amount of compensation costs recognized is based upon the estimated grant date fair value method under the Black-Scholes-Merton formula and resulted in the recognition of additional compensation cost from the unvested portion of stock options granted prior to 2003. Results for prior periods have not been restated, as such prior period restatement is not required. The adoption of SFAS 123(R) did not result in a material impact to the company’s Consolidated Income Statement or earnings per share.

As of June 30, 2006, CSX will recognize approximately $1 million pre-tax in additional compensation cost related to unvested awards as a result of adopting SFAS 123(R). The company recorded $1 million and $2 million for the second quarter and six months of 2006, respectively, of additional compensation expense for stock options granted prior to 2003. Compensation costs for all other types of share-based payments as discussed above are consistently reported for all periods presented.

Upon adoption of SFAS 123(R), CSX no longer provides automatic full vesting of share-based compensation when an employee becomes retirement eligible. Most new stock awards are granted under the authorization provided in the CSX Omnibus Incentive Plan. As of June 30, 2006, an additional 6 million shares of stock could be issued under this plan.

SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs recognized to be classified as financing cash flows. This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $38 million for the six months of 2006. Prior to the adoption of SFAS 123(R), CSX presented all income tax benefits from deductions resulting from compensation costs as operating cash flows in the Consolidated Cash Flow Statements.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation, continued

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Second Quarters		Six Months

(Dollars in Millions)	2006	2005	2006	2005

Share-Based Compensation Expense	$ 9	$ 10	$ 12	$ 17
Income Tax Benefit	3	4	4	6

The following table illustrates the pro forma effect on net earnings and earnings per share prior to the adoption of SFAS 123(R). This table only shows last year’s second quarter and six months pro forma amounts since the company adopted the fair value recognition provisions of SFAS 123(R) in the first quarter of 2006. Therefore, expenses are recognized in the Consolidated Income Statement for all unvested share-based compensation in 2006. The table below is not applicable for pro forma amounts for 2006 and forward.

	Second Quarter	Six Months

(Dollars in Millions, Except Per Share Amounts)	2005	2005

Net Earnings - As Reported	$ 165	$ 744
Add: Share-Based Employee Compensation Expense Included in Reported Net Income - Net of Tax	7	11
Deduct: Total Share-Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards - Net of Tax	(8)	(14)

Net Earnings - Pro Forma	$ 164	$ 741
Interest Expense on Convertible Debt - Net of Tax	1	2

Net Earnings, If-Converted - Pro Forma	$ 165	$ 743

Earnings Per Share:
Basic - As Reported	$ 0.76	$ 3.45
Basic - Pro Forma	$ 0.76	$ 3.43
Diluted - As Reported	$ 0.73	$ 3.29
Diluted - Pro Forma	$ 0.73	$ 3.28

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation, continued

Stock Options

Outstanding stock options have 10-year terms. The exercise price for options granted equals the market price of the underlying stock on the date of grant. A summary of CSX’s stock option activity and related information through June 2006 is as follows:

	Shares Outstanding (000s)	Weighted- Average Exercise Price

Outstanding at December 31, 2005	17,076	$40.26
Granted	-	N/A
Expired or Cancelled	(137)	43.39
Exercised	(5,148)	43.44

Outstanding at June 30, 2006	11,791	38.84

Exercisable at June 30, 2006	7,810	$39.13

	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)

Outstanding at June 30, 2006	4.67	$367
Exercisable at June 30, 2006	4.25	241

The total cash flows from the exercise of stock options were $95 million and $14 million for the second quarters of 2006 and 2005, respectively. The total intrinsic value of options exercised during the six months of 2006 was $88 million.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation, continued

Long-Term Incentive Programs

Grants under two new Long-term Incentive Plans were made in 2006. One of the plans provides a two-year cycle ending in fiscal year 2007 and the other plan provides a three-year cycle ending in fiscal year 2008. These awards were intended to enhance the linkage of executive compensation with increased efficiency and strategic objectives and to emphasize performance factors. For these plans, the key financial target is Operating Ratio, which is defined as annual surface transportation operating expenses divided by surface transportation revenue of CSX’s rail and intermodal businesses and is calculated excluding non-recurring items. All units awarded are payable in CSX common stock. The payout range will be between 0% and 200%, with a 100% award being equivalent to one share of CSX stock for each unit granted. Units in both plans have a weighted average grant date fair value of $73.68. The company recorded $7 million for the second quarter and six months of 2006, of compensation expense for these plans. As of June 30, 2006, there was $69 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 1.8 years. The activity related to each of these plans is summarized as follows:

	2006 - 2007 Plan Units Outstanding (000s)	2006 - 2008 Plan Units Outstanding (000s)

Unvested at December 31, 2005	-	-
Granted	690	345
Forfeited	(2)	(1)

Unvested at June 30, 2006	688	344

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. Hurricane Katrina

In August 2005, Hurricane Katrina caused extensive damage to company assets on the Gulf Coast. The most significant damage was concentrated on CSXT’s route between New Orleans, LA and Pascagoula, MS. The company has insurance coverage of $535 million, after a $25 million deductible (per occurrence), for fixed asset replacement and business interruption (which includes incremental expenses and lost profits). Management’s current loss estimate is approximately $450 million.

The company’s insurance policies do not prioritize coverage based on types of losses. As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented. However, no claim payments are guaranteed until cash is received. A final payment will be made once the company and its insurers agree on the total measurement value of the claim. To date, the company has collected insurance recoveries of $278 million.

At December 30, 2005, an insurance receivable, net of cash insurance proceeds amounted to $43 million and was included in accounts receivable – net. The receivable balance represented only a portion of the current loss estimate. In the second quarter of 2006, CSX recognized a gain of $126 million before tax, or $78 million after tax, on insurance recoveries from claims related to Hurricane Katrina. The gain represents insurance recoveries related to property damage and lost profits. Additional gains are expected in future periods as more cash is collected.

In accordance with SFAS 95, Statement of Cash Flows (“SFAS 95”), cash proceeds received from insurers will be presented as “Insurance Proceeds”. Cash flows from operations represent reimbursements for business interruption related expenses, such as incremental expenses for debris removal and lost profits. Cash flows from investing activities include reimbursements for property damage.

Additional information about the effects of Hurricane Katrina is included in CSX’s Annual Report on Form 10-K for the year ended December 30, 2005.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves, including separation liabilities, are provided for in the Consolidated Balance Sheets as follows:

(Dollars in Millions)	June 30, 2006			December 30, 2005

	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$ 160	$ 272	$ 432	$ 172	$ 249	$ 421
Occupational	56	167	223	55	199	254

Total Casualty	216	439	655	227	448	675
Separation	20	110	130	20	101	121
Environmental	30	45	75	20	51	71
Other	40	55	95	44	53	97

Total	$ 306	$ 649	$ 955	$ 311	$ 653	$ 964

Details on each type of reserve are described below. These reserves are subjective in nature and have been identified as one of the company’s critical accounting estimates. Actual claims received and settlements could differ. The final outcome of these matters cannot be predicted with certainty. Considering, among other items, the legal defenses available and the liabilities that have been recorded, it is the opinion of CSX’s management that none of these items, when finally resolved, will have a material effect on the company’s results of operations, financial position or liquidity. However, should a number of these items occur in the same period, they could have a material effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims, which are described in more detail below. Currently, no individual claim is expected to exceed the company’s self-insured retention amount. If an individual claim did exceed that amount, insurance is available as more specifically detailed in Note 6, Commitments and Contingencies. Personal injury and occupational claims are presented on a gross basis in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”).

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves, continued

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are subject to the Federal Employers’ Liability Act. CSXT retains an independent actuarial firm to assist management in assessing the value of these personal injury claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. While the methodology used by the actuary includes a development factor to reflect growth in the value of these personal injury claims, it is based largely on CSXT’s historical claims experience.

Occupational

Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents and diesel fuel, and alleged chronic physical injuries, such as repetitive stress injury, carpal tunnel syndrome or hearing loss. In addition to estimating the loss from pending or threatened claims, CSX retains a third-party specialist, who has extensive experience in performing occupational studies, to assist in assessing the unasserted liability exposure. The analysis is performed semi-annually and is reviewed by management. The methodology used by the specialist includes an estimate of future anticipated claims based on the company’s trends of average historical claim filing rates, future anticipated dismissal rates and settlement rates.

Separation

Separation liabilities provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves, continued

Environmental

The company is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. The company has been identified as a potentially responsible party at approximately 267 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.

In accordance with Statement of Position 96-1 Environmental Remediation Liabilities, at least once a quarter the company reviews its role and plans for remediation with respect to each site identified. Based on this review, the company records amounts to cover anticipated contingent future environmental remediation costs with respect to each site, to the extent such costs are estimable and probable. The recorded liabilities are undiscounted and include amounts representing the company’s estimate of unasserted claims, which the company believes to be immaterial.

The company does not currently possess sufficient information to reasonably estimate the amount of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, the company believes its environmental reserves are adequate to accomplish the remedial actions necessary to comply with present laws and regulations.

Other

Other reserves include liabilities for various claims, such as longshoremen disability claims, freight claims, and claims for property, automobile and general liability. As liabilities become known, the company accrues the estimable and probable amount in accordance with SFAS 5.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments and Contingencies

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

The following table summarizes CSXT’s payments under the long-term maintenance program:

	Second Quarters		Six Months

(Dollars in Millions)	2006	2005	2006	2005

Amounts Paid	$ 48	$ 43	$ 89	$ 84

Insurance

The company maintains numerous insurance programs, with substantial limits, most notably for: (1) third-party casualty liability and (2) for company property damage which includes business interruption. A specific amount of risk ($25 million per occurrence) is retained by the company on each of the casualty and non-catastrophic property programs. The company retains $50 million of risk per occurrence for its catastrophic property coverage, an increase of $25 million from the prior year. For information on insurance coverage for the effects of Hurricane Katrina, see Note 4, Hurricane Katrina.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments and Contingencies, continued

Guarantees

CSX is contingently liable, individually and jointly with others, as guarantor of approximately $100 million in obligations principally relating to vessels and facilities used by the company in its former business operations. Utilizing the company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the company that could require CSX or one of its affiliates to make payment to, or to perform certain actions for, the beneficiary of the guarantee based upon another entity’s failure to perform. As of June 30, 2006, CSX’s guarantees can be summarized as follows:

1.

Guarantee of approximately $76 million in obligations expiring in 2012 of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to these leases. CSX does not expect that it will be required to make any payments under this guarantee for which it will not be reimbursed.

2.

Guarantee of approximately $13 million for a vessel lease commitment assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable until 2011. CSX believes Maersk will fulfill its contractual commitment and that CSX will have no further liability for this obligation.

3.

Guarantee of approximately $8 million relating to leases assumed as part of the conveyance of CSX’s interest in a former subsidiary, CSX Lines. CSX believes the former subsidiary will fulfill its contractual commitments with respect to these leases, which expire in 2007, and CSX will have no further liabilities for those obligations.

As permitted under scope exceptions of FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the company did not recognize any liability in its financial statements, as of June 30, 2006, in connection with any guarantee arrangements. The maximum amount of future payments CSX could be required to make under these guarantees is the amount of the guarantees themselves. See also Note 14, Discontinued Operations.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments and Contingencies, continued

Certain Tax Matters

The company operates in multiple taxing jurisdictions and files a consolidated federal income tax return that includes its principal subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1993. Federal income tax returns for 1994 through 2003 are currently under examination and some of these years may be nearing resolution. In the second quarter of 2006, CSX recognized an income tax benefit of $41 million principally related to the resolution of certain tax matters. As issues are resolved in future periods, additional adjustments may occur that could be material to results of operations, financial condition or liquidity in a particular fiscal quarter or fiscal year. Management believes adequate provision has been made for any adjustments that might be assessed. In the second quarter of 2005, Ohio enacted legislation to gradually eliminate its corporate franchise tax. This legislative change resulted in an income tax benefit of $71 million associated with eliminating deferred income tax liabilities. FASB Interpretation 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) was issued in July 2006 and is required to be adopted by the company at the beginning of fiscal year 2007. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to determine the impact of the standard.

Other Legal Proceedings

The company is involved in various legal proceedings and is subject to claims that arise in the ordinary course of its business. Management assesses the probability of loss for all legal proceedings and claims and has recognized liabilities for such contingencies, as appropriate. While the final outcome of these matters cannot be predicted with certainty considering, among other things, the available legal defenses and liabilities that have been recorded along with applicable insurance, it is the opinion of CSX’s management that none of these items will have a material adverse effect on the results of operations, financial position or liquidity of the company.

NOTE 7. Debt and Credit Agreements

On May 4, 2006, CSX entered into a $1.25 billion five-year unsecured revolving credit facility with a group of lending banks, including JPMorgan Chase Bank, N.A., which is acting as the administrative agent. Except for the two features described below, the facility’s terms are substantially similar to those of the facility it replaced, a $1.2 billion five-year unsecured revolving credit facility, which would have expired on May 12, 2009.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. Debt and Credit Agreements, continued

CSX’s new facility expires on May 4, 2011, but CSX may, with the consent of the lenders, on each of May 4, 2007, and May 4, 2008, extend the maturity date by an additional year. Additionally, this new facility includes a feature that permits CSX, with the approval of the lending banks, to increase its total borrowing capacity by $500 million, from $1.25 billion to up to $1.75 billion. CSX’s $400 million 364-day revolving credit facility expired on May 4, 2006, and was not replaced; no loans or other obligations were outstanding under this facility at the time it expired.

The new five-year facility may be used for working capital and other general corporate purposes, including support of CSX’s commercial paper. As of June 30, 2006, the facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.

Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated investment-grade borrowers. The facility allows for borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. As of June 30, 2006, facility fees were 10 basis points per year.

CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investor Service, respectively. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, its undrawn borrowing costs under the $1.25 billion revolving credit facility would not materially increase. In May 2006, Moody’s Investor Service revised the outlook on CSX senior unsecured debt from “Negative” to “Stable.”

CSX’s short-term commercial paper program was rated A-2 and P-2 by Standard and Poor’s and Moody’s Investor Service, respectively. If CSX’s short-term commercial paper ratings were reduced to A-3 and P-3, it would increase CSX’s borrowing costs in the commercial paper market and reduce its access to this source of funds because of the more limited demand for lower rated commercial paper. CSX had no commercial paper outstanding at June 30, 2006, or December 30, 2005.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. Derivative Financial Instruments

CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps

CSX has entered into various interest rate swap agreements on the following fixed-rate notes:

Maturity Date	Notional Amount (Millions)	Fixed Interest Rate
May 1, 2007	$450	7.45%
May 1, 2032	150	8.30%

Total/Average	$600	7.66%

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

CSX’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. The gain or loss on the interest rate swap exactly offsets the change on the underlying fixed-rate notes. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Current Maturities of Long-term Debt and Long-term Debt have been decreased by $6 million and $1 million, respectively, for the fair market value of the interest rate swap agreements based upon quoted market prices at June 30, 2006. Long-term debt has been increased by $1 million for the fair market value of the interest rate swap agreements based upon quoted market prices at December 30, 2005. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

The differential to be paid or received under these agreements is accrued based upon the terms of the agreements, and is recognized in interest expense over the term of the related debt. The related amounts payable to, or receivable from, counterparties are included in Other Current Assets or Liabilities.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. Derivative Financial Instruments, continued

Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. Interest rate swap contracts had no material impact on interest expense for the second quarter or six months of 2006. For the second quarter and six months of 2005, CSX reduced interest expense by approximately $3 million and $8 million, respectively, as a result of the interest rate swap agreements that were in place during each period.

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

CSX suspended entering into new swaps in its fuel hedge program in the third quarter of 2004. Current swap maturities of 900,000 gallons, at an average price of $0.91 will expire on July 31, 2006.

Fuel hedging activity reduced fuel expense for the second quarter and six months of 2006 by $19 million and $54 million, respectively. Fuel hedging activity reduced fuel expense for the second quarter and six months of 2005 by $63 million and $114 million, respectively. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. Derivative Financial Instruments, continued

These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are based upon current fair market values as quoted by third-party dealers and are recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. (See Note 9, Accumulated Other Comprehensive Loss.) The fair value of fuel derivative instruments based upon quoted market prices was $1 million and $51 million as of June 30, 2006, and December 30, 2005, respectively. Amounts are reclassified from Accumulated Other Comprehensive Loss to fuel expense as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

The counterparties to the fuel hedge agreements expose CSX to credit loss in the event of non-performance. CSX does not anticipate non-performance by the counterparties.

NOTE 9. Accumulated Other Comprehensive Loss

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than net income. Under existing accounting standards, other comprehensive income (loss) for CSX includes minimum pension liability adjustments and accounting for derivative financial instruments designated as cash flow hedges. Additional classifications, or additional items within current classifications, may result from future accounting standards.

The following table provides a reconciliation of net income reported in the Consolidated Income Statements to comprehensive income:

	Second Quarters

(Dollars in Millions)	2006	2005

Net income	$390	$165
Other Comprehensive Loss:
Fair Value of Fuel Derivatives	(11)	(36)

Comprehensive Income	$379	$129

	Six Months

(Dollars in Millions)	2006	2005

Net income	$635	$744
Other Comprehensive Income/(Loss):
Fair Value of Fuel Derivatives	(30)	31
Other	(1)	(1)

Comprehensive Income	$604	$774

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. Accumulated Other Comprehensive Loss, continued

Other comprehensive income (loss) has declined over time as a result of a decrease in the quantity of fuel derivative contracts outstanding. CSX suspended entering into new swaps in its fuel hedge program in the third quarter of 2004. (See Note 8, Derivative Financial Instruments.)

NOTE 10. Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

	Second Quarters		Six Months

(Dollars in Millions)	2006	2005	2006	2005

Interest Income	$10	$15	$19	$22
Income (Loss) from Real Estate and Resort Operations	2	24	(7)	16
Minority Interest	(6)	(7)	(11)	(10)
Miscellaneous	5	(2)	7	-

Other Income (Expense)—Net	$11	$30	$8	$28

Income from Real Estate and Resort Operations includes the results of operations from CSX Hotels, Inc. a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, as well as the results of the company’s real estate sales, leasing acquisition, management and development activities. Other income (expense) decreased for the second quarter of 2006 primarily due to lower real estate sales compared to the prior year.

NOTE 11. Business Segments

The company operates in two major business segments, which comprise Surface Transportation: rail and intermodal. Performance is evaluated and resources are allocated based on several factors, of which the primary financial measure is business segment operating income. The accounting policies of the segments are the same as those described in “Note 1, Nature of Operations and Significant Accounting Policies,” in the CSX 2005 Annual Report on Form 10-K.

Consolidated operating income includes the results of operations of Surface Transportation and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the company’s Marine Services segment and other items.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. Business Segments, continued

Business segment information for the second quarters and six months of 2006 and 2005 is as follows:

	Surface Transportation

(Dollars in Millions)	Rail	Intermodal	Total	Other	Total

Second Quarter - 2006
Revenues from External Customers	$ 2,065	$ 356	$ 2,421	$ -	$ 2,421
Segment Operating Income	582	63	645	1	646

Second Quarter - 2005
Revenues from External Customers	$ 1,836	$ 330	$ 2,166	$ -	$ 2,166
Segment Operating Income	367	55	422	9	431

Six Months - 2006
Revenues from External Customers	$ 4,062	$ 690	$ 4,752	$ -	$ 4,752
Segment Operating Income	1,007	125	1,132	10	1,142

Six Months - 2005
Revenues from External Customers	$ 3,615	$ 659	$ 4,274	$ -	$ 4,274
Segment Operating Income	666	107	773	12	785

NOTE 12. Employee Benefit Plans

The company sponsors defined benefit pension plans principally for salaried, management personnel. The plans provide eligible employees with retirement benefits based predominantly upon years of service and compensation rates near retirement. Employees hired after December 31, 2002, are covered by a cash balance plan, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. Employee Benefit Plans, continued

The following table presents components of net periodic benefit cost:

	Pension Benefits

	Second Quarters		Six Months

(Dollars in Millions)	2006	2005	2006	2005

Service Cost	$ 9	$ 8	$ 18	$ 16
Interest Cost	26	27	53	54
Expected Return on Plan Assets	(29)	(30)	(59)	(60)
Amortization of Prior Service Cost	1	1	2	2
Amortization of Net Loss	9	6	17	12

Net Periodic Benefit Cost	$ 16	$ 12	$ 31	$ 24

	Other Benefits

	Second Quarters		Six Months

(Dollars in Millions)	2006	2005	2006	2005

Service Cost	$ 2	$ 2	$ 3	$ 4
Interest Cost	5	6	11	12
Expected Return on Plan Assets	-	-	-	-
Amortization of Prior Service Cost	(1)	(1)	(3)	(2)
Amortization of Net Loss	2	3	4	6

Net Periodic Benefit Cost	$ 8	$ 10	$ 15	$ 20

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). Based upon a review by its health and welfare actuary, CSX determined that the plan’s prescription drug benefit qualifies as actuarially equivalent to the benefit that would be paid. CSX has applied for the 28% federal reimbursement of total prescription drug claims from $250 to $5,000 paid after December 31, 2005, which is tax-exempt. Combining the financial implications of both cash receipts and lower tax-deductible business expenses resulting from the subsidy, the company expects after-tax cash savings of approximately $5 million for fiscal year 2006 to begin in the third quarter. Additionally, projected post-retirement benefit expenses for fiscal year 2006 were reduced by approximately $7 million due to the Act.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 13. Related Party Transactions

CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc. (“Conrail”) through a limited liability company. CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests. CSX applies the equity method of accounting to its investment in Conrail.

As required by SFAS 57, Related Party Disclosures, the company has identified below amounts owed to Conrail or its affiliates representing expenses incurred under the operating, equipment and shared area agreements with Conrail. In exchange for the Conrail advance, the company has executed two promissory notes with a subsidiary of Conrail which are included in Long-term Debt on the Consolidated Balance Sheets.

(Dollars in Millions)	June 30, 2006	December 30, 2005

Balance Sheet Information:
CSX Payable to Conrail	$ 31	$ 40
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035	73	73
4.52% CSXT Promissory Note due March 2035	23	23

	Second Quarters		Six Months

(Dollars in Millions)	2006	2005	2006	2005

Income Statement Information:
Interest Expense Related to Conrail Advances	$ 1	$ -	$ 2	$ -

Additional information about the Investment in Conrail is included in CSX’s Annual Report on Form 10-K for the year ended December 30, 2005.

NOTE 14. Discontinued Operations

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 14. Discontinued Operations, continued

CSX recognized income of $683 million pretax, $428 million after tax, for the first quarter of 2005, as a result of the sale. Also included in Discontinued Operations is the after-tax loss on operations of the International Terminals business of $3 million for the first quarter of 2005. Consequently, amounts related to this business are reported as Discontinued Operations on the Consolidated Income Statement for fiscal year 2005.

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

Note 15. Subsequent Event

On July 18, 2006, the Company announced that its Board of Directors approved a two-for-one split of the Company’s common stock and a $0.10 quarterly post-split dividend, representing an increase of 54%.

All stockholders of record on August 3, 2006, will receive one additional share of CSX common stock for each share held on that date. The additional share of common stock will be distributed to stockholders of record on August 15, 2006.

The Board of Directors also granted new authority of up to $500 million so that CSX may purchase shares of its common stock. CSX intends to complete the purchase of shares under this new authority from time to time over the next 12 months beginning in the third quarter of 2006.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Subsequent Event, continued

As of the record date, the company will be required to retroactively apply the effect of the stock split, as follows:

	Second Quarters		Six Months

As Reported	2006	2005	2006	2005

Earnings Per Common Share
Earnings Per Share (Note 2):
From Continuing Operations	$ 1.76	$ 0.76	$ 2.88	$ 1.48
Discontinued Operations	-	-	-	1.97

Net Earnings	$ 1.76	$ 0.76	$ 2.88	$ 3.45

Earnings Per Share, Assuming Dilution (Note 2):
From Continuing Operations	$ 1.66	$ 0.73	$ 2.73	$ 1.41
Discontinued Operations	-	-	-	1.88

Net Earnings	$ 1.66	$ 0.73	$ 2.73	$ 3.29

Average Common Shares Outstanding (Thousands)	221,908	216,418	220,794	215,887

Average Common Shares Outstanding, Assuming Dilution (Thousands)	235,103	227,453	233,642	226,850

	Second Quarters		Six Months

Pro forma	2006	2005	2006	2005

Earnings Per Common Share
Earnings Per Share:
From Continuing Operations	$ 0.88	$ 0.38	$ 1.44	$ 0.74
Discontinued Operations	-	-	-	0.98

Net Earnings	$ 0.88	$ 0.38	$ 1.44	$ 1.72

Earnings Per Share, Assuming Dilution:
From Continuing Operations	$ 0.83	$ 0.36	$ 1.36	$ 0.71
Discontinued Operations	-	-	-	0.93

Net Earnings	$ 0.83	$ 0.36	$ 1.36	$ 1.64

Average Common Shares Outstanding (Thousands)	443,815	432,836	441,588	431,775

Average Common Shares Outstanding, Assuming Dilution (Thousands)	470,206	454,906	467,285	453,700

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

COMPANY OVERVIEW

CSX Corporation (“CSX” and, together with its subsidiaries, the “company”), based in Jacksonville, FL, is one of the nation’s leading transportation companies. Surface Transportation, which includes the company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers. CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a rail network of approximately 21,000 miles, linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec. CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.

CSX’s other holdings include CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, and CSX Real Property, Inc., an organization responsible for the management, sale, lease, acquisition and development of company properties.

SECOND QUARTER 2006 SURFACE TRANSPORTATION HIGHLIGHTS

•	Revenue grew 12% to $2.4 billion.

•	Expenses increased $32 million from last year’s second quarter, offset by a gain of $126 million of insurance recoveries related to Hurricane Katrina.

•	Operating income increased to $645 million.

•	Service and safety measurements improved across the board.

Revenues increased 12%, driven by a 12% improvement in revenue per unit on flat volumes. Continued pricing efforts, fuel surcharge and traffic mix contributed to approximately 50%, 30% and 20% of the increase in revenue per unit, respectively. While overall volume was flat, coal volume continued to show strength due to strong utility demand and replenishing of stockpiles. In addition, Intermodal volume was up due to increased volume from international shippers. These gains were offset by lower volumes in the merchandise market primarily due to a reduction in short-haul export phosphate volume resulting from increased international fertilizer production. Finally, automotive volume remained flat, principally from a reduction in North American light vehicle production.

For additional information, refer to Rail and Intermodal Results of Operations discussions on pages 35 and 37, respectively.

The company’s continued focus on safety leadership and plan execution helped all operating measures improve compared to the second quarter of 2005. CSX’s key safety measures, personal injury and train accident frequency, improved significantly by 27% and 9%, respectively. On-time originations and on-time arrivals, which are indicators of scheduled train performance, increased 60% and 67%, respectively.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)

		Second Quarters

		2006	2005	% Improvement (Decline)

Service Measurements	Personal Injury Frequency Index (Per 200,000 Man Hours)	1.37	1.88	27
	FRA Train Accidents Frequency (Per Million Train Miles)	3.29	3.62	9

	On-Time Originations	76.5%	47.7%	60
	On-Time Arrivals	60.3%	36.2%	67

	Average System Dwell Time (Hours) (a)	25.5	30.4	16
	Average Total Cars-On-Line	223,349	235,819	5

	Average Velocity, All Trains (Miles Per Hour)	19.5	19.1	2

	Average Recrews (Per Day)	63	67	6

Resources	Route Miles	21,244	21,794	(3)
	Locomotives (Owned and Long-term Leased)	3,850	3,694	4
	Freight Cars (Owned and Long-term Leased)	102,975	103,544	(1)

(a) Beginning October 2005, the Association of American Railroads adopted a new dwell calculation in an effort to standardize reporting across U.S. railroads. Beginning in 2007 and going forward, CSXT will adopt this new method. If CSXT had used this new method in the second quarter of 2006, average system dwell time would have been 25.1 hours versus 25.5 hours as shown above.

2006 SURFACE TRANSPORTATION EXPECTATIONS

The company’s performance for the remainder of 2006 is expected to support its financial targets of double-digit annual growth in Surface Transportation operating income, consolidated earnings per share and free cash flow over the next five years through 2010. CSX expects strong revenue growth, driven by a continuing robust pricing environment and modest volume growth.

Continued improvements in service and safety performance, combined with planned investments in locomotives, employees and capacity, will build on the momentum established in the first half of 2006. Management believes current resource plans will support anticipated business levels while maintaining network fluidity. Those plans include hiring new train and engine employees, which consist of locomotive engineers and conductors, to offset anticipated attrition. A two-year capacity expansion and infrastructure investment plan will improve service reliability and support volume growth. Certain expansion projects have been completed during the first half of 2006 and the rest are on target for completion during the remainder of 2006 and in 2007.

In July, CSX announced a 2-for-1 stock split, increased quarterly dividend on the post-split shares of 54% to $0.10, and a $500 million share buyback program under which the company may purchase shares from time to time on the open market. The company intends to complete the repurchase over the next 12 months.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Second Quarter Consolidated Results of Operations

The financial statements presented are for the second quarters of 2006 and 2005. Except as otherwise specified, references to years indicate the company’s fiscal quarter as noted previously. (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED
	Second Quarters		Increase/

(Dollars in Millions)	2006	2005	(Decrease)

Operating Revenue	$ 2,421	$ 2,166	$ 255
Operating Expense:
Labor and Fringe	718	707	11
Materials, Supplies and Other	465	439	26
Depreciation	216	205	11
Fuel	288	176	112
Building and Equipment Rent	131	127	4
Inland Transportation	62	62	—
Conrail Rents, Fees & Services	21	19	2
Gain on Insurance Recoveries	(126)	—	(126)

Total Operating Expense	1,775	1,735	40

Operating Income	$ 646	$ 431	$ 215

Prior periods have been reclassified to conform to the current presentation.

Consolidated Operating Revenue

Revenue increases were driven by the company’s continued pricing efforts, the fuel surcharge program and traffic mix.

Consolidated Operating Income

Improvement in consolidated operating income was driven by increased operating revenue and the gain on insurance recoveries, partially offset by higher fuel prices and lower fuel hedge benefit.

Interest Expense

Interest expense decreased $12 million compared to the prior year comparable period due to lower outstanding debt balances resulting from the repurchase of $1.0 billion of the company’s publicly-traded notes in June 2005.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense for the second quarter of 2006 increased $175 million compared to the prior year period. The principal elements of this increase are:

(a)	income tax effect of increased earnings from operations;

(b)	income tax benefit of $41 million principally related to the resolution of certain tax matters during the second quarter of 2006; and

(c)	income tax benefit of $71 million from Ohio tax legislation changes enacted during last year’s second quarter.

Net Earnings

Consolidated net earnings increased $225 million for the second quarter of 2006 primarily driven by higher revenue, gain on insurance recoveries resulting from Hurricane Katrina and prior year costs associated with the debt repurchase that were not repeated.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SURFACE TRANSPORTATION DETAIL (Unaudited)

(Dollars in Millions)

Second Quarters

	Rail		Intermodal		Surface Transportation		Increase/

	2006	2005	2006	2005	2006	2005	(Decrease)

Revenue	$ 2,065	$ 1,836	$ 356	$ 330	$ 2,421	$ 2,166	$ 255
Operating Expense:
Labor and Fringe	695	687	20	19	715	706	9
Materials, Supplies and Other	414	394	54	47	468	441	27
Depreciation	206	193	10	10	216	203	13
Fuel	288	176	-	-	288	176	112
Building and Equipment Rent	99	104	33	33	132	137	(5)
Inland Transportation	(116)	(104)	178	166	62	62	-
Conrail Rents, Fees and Services	21	19	-	-	21	19	2
Gain on Insurance Recoveries	(124)	-	(2)	-	(126)	-	(126)

Total Expense	1,483	1,469	293	275	1,776	1,744	32

Surface Transportation Operating Income	$ 582	$ 367	$ 63	$ 55	$ 645	$ 422	$ 223

Surface Transportation Operating Ratio	71.8%	80.0%	82.3%	83.3%	73.4%	80.5%

SURFACE TRANSPORTATION VOLUME AND REVENUE

Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)

Second Quarters

	Volume			Revenue			Revenue Per Unit

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Chemicals	134	135	(1)%	$ 305	$ 270	13%	$ 2,276	$ 2,000	14%
Emerging Markets	144	136	6	158	137	15	1,097	1,007	9
Forest Products	103	113	(9)	194	181	7	1,883	1,602	18
Agricultural Products	96	87	10	164	133	23	1,708	1,529	12
Metals	95	92	3	173	140	24	1,821	1,522	20
Phosphates and Fertilizers	94	117	(20)	93	91	2	989	778	27
Food and Consumer	63	63	—	120	109	10	1,905	1,730	10

Total Merchandise	729	743	(2)	1,207	1,061	14	1,656	1,428	16

Coal	446	438	2	562	519	8	1,260	1,185	6
Coke and Iron Ore	24	21	14	31	22	41	1,292	1,048	23

Total Coal	470	459	2	593	541	10	1,262	1,179	7

Automotive	124	124	—	223	211	6	1,798	1,702	6

Other	—	—	—	42	23	83	—	—	—

Total Rail	1,323	1,326	—	2,065	1,836	12	1,561	1,385	13

International	326	320	2	148	134	10	454	419	8
Domestic	221	223	(1)	198	190	4	896	852	5
Other	—	—	—	10	6	67	—	—	—

Total Intermodal	547	543	1	356	330	8	651	608	7

Total Surface Transportation	1,870	1,869	— %	$ 2,421	$ 2,166	12%	$ 1,295	$ 1,159	12%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Second Quarter Rail Results of Operations

Rail Operating Revenue

Second quarter Surface Transportation revenue represents the 17th consecutive quarter of year-over-year revenue growth. All four major markets experienced revenue gains as a result of continued traffic re-pricing and the fuel surcharge program.

Merchandise

Chemicals – Revenue and revenue per unit improved by capitalizing on a continued strong pricing environment. While shipments of plastics increased, overall volume was down slightly because high raw material costs continued to negatively affect the US chemical industry’s competitiveness and, in turn, CSX’s volumes.

Emerging Markets – Continued strength in the building and highway construction markets in the southeast propelled demand for aggregate products, such as rock, sand and cement. Shipments of municipal waste and construction and demolition debris from the metropolitan areas in the northeast also continued to show significant growth.

Forest Products – Volume declined due to weakness in the printing market as electronic media continued to reduce the demand for printed paper. A favorable pricing environment improved revenue per unit in all segments, which was led by lumber, plywood and brown packaging paper. Yield management efforts also negatively affected packaging paper shipments. A general focus on longer and more profitable shipments favorably affected revenue per unit.

Agricultural Products – Increased demand for ethanol as a fuel additive continued to be a key reason for strong volume growth. In addition, strong export demand for grain and increased shipments of beans due to lower producer prices helped volume growth.

Metals – Domestic steel demand continued to drive high levels of production and volume gains. Pricing actions also contributed to a record revenue quarter and growth compared to last year.

Phosphates and Fertilizers – Short-haul export phosphate volume, which has lower revenue per unit, decreased significantly as increased international production caused plant shutdowns. The loss of this short-haul traffic and an increase in longer-haul domestic phosphate volume, together had a significant favorable impact on revenue per unit.

Food and Consumer – Volume in this segment (which includes the transportation of refrigerated products, canned goods, building products and transportation equipment) was flat. Growth in deliveries of customer-owned freight cars, roofing granules (used to make shingles), and rice was offset by softness in shipments of ores (used in paint products), clay, and canned goods. Also, a focus on shipments that are more profitable and are moved longer distances favorably affected revenue per unit.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Coal

Revenue and volume were up on continued strong utility demand. Utility inventory levels were estimated to be at target levels at the end of the second quarter. Increased fuel surcharge coverage and a favorable pricing environment resulted in revenue-per-unit increases. Also, the second quarter of 2005 included an additional $17 million of revenue from a rate case settlement.

Automotive

Volume was flat due to a slight reduction in North American light vehicle production. Consistent with the overall automotive market, CSX’s volumes continued to shift from the Big 3 to foreign brands produced domestically. Revenue per unit was favorable due to price increases and fuel surcharge.

Rail Operating Expense

Labor and Fringe expenses increased due to the effects of inflation partially offset by lower incentive compensation because of new long-term incentive plans.

Materials, Supplies and Other expenses increased primarily due to inflation and a prior year supplier reimbursement that was not repeated. These increases were partially offset by productivity gains from improved operations, such as better usage of locomotives and fewer train accidents and related costs.

Depreciation expense increased due to an increasing asset base related to higher capital spending.

Fuel expense increased from higher fuel prices and less hedge benefit.

Building and Equipment Rent decreased due to a reduction in railcar lease expense. This was a direct result of the improvement in operational fluidity, which drove improvements in shipment cycle-time and reduced the number of cars-on-line.

Gain on Insurance Recoveries represented cash received for lost profits and higher replacement value of property compared to the value of the property that was damaged, after consideration of the company’s insurance deductible.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Second Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International – Overall volume increased due to import activity from several key international customers, partially offset by continued yield management initiatives. Revenue per unit increased as a result of a strong pricing environment and fuel surcharge.

Domestic – Volume declined slightly from fewer shipments from the west coast that are transported by other rail carriers, partially offset by growth in the parcel and truckload markets. Additionally, the pricing environment continued to remain favorable.

Intermodal Operating Expense

Intermodal operating expense increased primarily due to higher fuel expense charged by CSXT included in inland transportation, which represents purchased transportation services, as well as the impact of increased inflation.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Six Months Consolidated Results of Operations

The financial statements presented are for the six months of 2006 and 2005. Except as otherwise specified, references to years indicate the company’s fiscal six months as noted previously. (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED
	Six Months		Increase/

(Dollars in Millions)	2006	2005	(Decrease)

Operating Revenue	$ 4,752	$ 4,274	$ 478
Operating Expense:
Labor and Fringe	1,438	1,403	35
Materials, Supplies and Other	919	907	12
Depreciation	427	410	17
Fuel	541	355	186
Building and Equipment Rent	253	259	(6)
Inland Transportation	118	116	2
Conrail Rents, Fees & Services	40	39	1
Gain on Insurance Recoveries	(126)	-	(126)

Total Operating Expense	3,610	3,489	121

Operating Income	$ 1,142	$ 785	$ 357

Prior periods have been reclassified to conform to the current presentation.

Consolidated Operating Revenue

Revenue increases were driven by the company’s continued pricing efforts, the fuel surcharge program and traffic mix.

Consolidated Operating Income

Improvement in consolidated operating income was driven by increased operating revenue and the gain on insurance recoveries, partially offset by higher fuel prices and lower fuel hedge benefit.

Interest Expense

Interest expense decreased $28 million compared to the prior year comparable period due to lower outstanding debt balances resulting from the repurchase of $1.0 billion of the company’s publicly-traded notes in June 2005.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense for the six months of 2006 increased $241 million compared to the prior year period. The principal elements of this increase are:

(a)	income tax effect of increased pretax earnings;

(b)	income tax benefit principally related to the resolution of certain tax matters during the second quarter of 2006; and

(c)	income tax benefits from state tax legislation changes enacted in two jurisdictions during the first half of 2005.

Net Earnings

Consolidated net earnings were lower by $109 million for the six months of 2006 compared to the prior year period. The principal elements of this decrease are:

(a)	2006 higher Surface Transportation earnings and the gain on insurance recoveries resulting from Hurricane Katrina, which were more than offset by

(b)	the net favorable result of $425 million of income from the company’s discontinued operations and debt repurchase expense in 2005.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SURFACE TRANSPORTATION DETAIL (Unaudited)

(Dollars in Millions)

Six Months

	Rail		Intermodal		Surface Transportation		Increase/

	2006	2005	2006	2005	2006	2005	(Decrease)

Revenue	$ 4,062	$ 3,615	$ 690	$ 659	$ 4,752	$ 4,274	$ 478
Operating Expense:
Labor and Fringe	1,393	1,361	40	39	1,433	1,400	33
Materials, Supplies and Other	833	812	98	101	931	913	18
Depreciation	407	386	20	20	427	406	21
Fuel	541	355	-	-	541	355	186
Building and Equipment Rent	192	205	64	67	256	272	(16)
Inland Transportation	(227)	(209)	345	325	118	116	2
Conrail Rents, Fees and Services	40	39	-	-	40	39	1
Gain on Insurance Recoveries	(124)	-	(2)	-	(126)	-	(126)

Total Expense	3,055	2,949	565	552	3,620	3,501	119

Surface Transportation Operating Income	$ 1,007	$ 666	$ 125	$ 107	$ 1,132	$ 773	$ 359

Surface Transportation Operating Ratio	75.2%	81.6%	81.9%	83.8%	76.2%	81.9%

SURFACE TRANSPORTATION VOLUME AND REVENUE

Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)

Six Months

	Volume			Revenue			Revenue Per Unit

	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change

Chemicals	269	275	(2)%	$ 600	$ 546	10%	$ 2,230	$ 1,985	12%
Emerging Markets	268	251	7	292	254	15	1,090	1,012	8
Forest Products	209	226	(8)	385	357	8	1,842	1,580	17
Agricultural Products	192	179	7	321	270	19	1,672	1,508	11
Metals	189	185	2	337	278	21	1,783	1,503	19
Phosphates and Fertilizers	182	234	(22)	183	181	1	1,005	774	30
Food and Consumer	127	126	1	238	213	12	1,874	1,690	11

Total Merchandise	1,436	1,476	(3)	2,356	2,099	12	1,641	1,422	15

Coal	902	875	3	1,114	1,001	11	1,235	1,144	8
Coke and Iron Ore	44	42	5	58	46	26	1,318	1,095	20

Total Coal	946	917	3	1,172	1,047	12	1,239	1,142	8

Automotive	251	249	1	454	419	8	1,809	1,683	7

Other	-	-	-	80	50	60	-	-	-

Total Rail	2,633	2,642	-	4,062	3,615	12	1,543	1,368	13

International	628	636	(1)	280	266	5	446	418	7
Domestic	435	435	-	384	363	6	883	834	6
Other	-	-	-	26	30	(13)	-	-	-

Total Intermodal	1,063	1,071	(1)	690	659	5	649	615	6

Total Surface Transportation	3,696	3,713	-%	$ 4,752	$ 4,274	11%	$ 286	$ 1,151	12%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material Changes in Consolidated Balance Sheets

The following are material changes in the Consolidated Balance Sheets and sources of liquidity and capital, which provides an update to the discussion included in CSX’s most recent Annual Report on Form 10-K.

Cash, Cash Equivalents and Short-term Investments increased $80 million, or 13%, from December 2005 as a result of higher cash provided by operations offset by higher capital spending.

Labor and Fringe Benefits Payable decreased $108 million, or 19%, from December 2005 primarily due to management incentive compensation payments in the first quarter of 2006.

Significant Cash Flow Statement Items

Operating and investing activities for the six months of 2006 include insurance proceeds of $92 million and $115 million, respectively, representing cash receipts from insurers related to Hurricane Katrina. Cash flows from operations represent reimbursements for business interruption related expenses, such as incremental expenses for debris removal and lost profits. Cash flows from investing activities include reimbursements for property damage.

Financing activities for the six months of 2006 include cash inflows of $224 million from stock option exercises, mostly offset by cash used to repurchase shares of CSX’s common stock on the open market of $149 million. See Part II, Item 2 of this Quarterly Report on Form 10-Q. CSX’s Board of Directors has approved new authority for the purchase of shares of its common stock from time to time up to $500 million which the company intends to complete over the next 12 months beginning in the third quarter of 2006.

CSX management believes operating cash flows and cash on hand will be sufficient to fund announced dividend increases, share repurchases and increased capital investments.

Working Capital

CSX’s working capital deficit was $865 million at June 30, 2006, compared to a deficit of $607 million at December 30, 2005. This increase was primarily driven by higher current debt obligations reclassified from long-term debt as they are scheduled to mature within the next 12 months, partially offset by management incentive compensation payments. A working capital deficit is not unusual for the company or other companies in the industry and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due, and has sufficient financial capacity, including from CSX’s primary revolving credit agreement, to manage its day-to-day cash requirements and anticipated obligations arising from legal, tax and other regulatory settlements. (See Note 7, Debt and Credit Agreements.)

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Credit Ratings

For information relating to the company’s credit ratings, see Note 7, Debt and Credit Agreements, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Risk

The company grants credit to many of its customers without collateral. The risk of customer default is substantially mitigated by the company’s credit evaluation process, ongoing monitoring of outstanding receivable balances and selective use of credit default instruments. Historically, credit losses have been within management’s expectations.

OTHER MATTERS

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of: (i) certain assets and liabilities; (ii) contingent assets and liabilities at the date of the financial statements; and (iii) certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Consistent with the prior year, significant estimates using management judgment are made for the following areas:

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

•

Material changes in domestic or international economic or business conditions, including those affecting the rail industry such as access to capital markets, ability to revise debt arrangements as contemplated, customer demand, customer acceptance of price increases, effects of adverse economic conditions affecting shippers, and adverse economic conditions in the industries and geographic areas that consume and produce freight;

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

•

Legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials or taxation, including the outcome of tax claims and litigation, the potential enactment of initiatives to re-regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	Competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally;

•

Natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic affecting the health of the company’s employees, its shippers or the consumers of goods such as may result from avian flu, or other unforeseen disruptions of the company’s operations, systems, property or equipment; and

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

ITEM 4: CONTROLS AND PROCEDURES

As of June 30, 2006, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2006, the company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

There were no changes in the company’s internal controls over financial reporting during the fiscal quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to the company’s settlements and other legal proceedings, see Note 6, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

For information regarding factors that could affect the company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of CSX’s Annual Report on Form 10-K for the fiscal year ended December 30, 2005. See also “Forward-Looking Statements,” included in Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	As required by SEC Regulation S-K for the quarter ended June 30, 2006, the following table summarizes:

•

Common shares withheld by CSX on behalf of current and retired employees to settle the employees’ minimum statutory tax obligation on the distribution of shares that were formerly deferred or any restricted stock that has vested;

•	Common shares purchased on the open market to fund the estimated company contribution required to be paid in CSX common stock under the Capital Builder Plan which covers certain union employees; and

•	Common shares purchased on the open market pursuant to share repurchase authority.

Issuer Purchases of Equity Securities
Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Beginning Balance				$150,000,000
April
(April 1, 2006 - April 28, 2006)	501,636	$67.84	500,000	115,278,161
May
(April 29, 2006 - May 26, 2006)	1,622,823	$70.98	1,621,000	218,611
June
(May 27, 2006 - June 30, 2006)	226	$61.46	-	218,611

Total/Ending Balance	2,124,685		2,121,000	$218,611

(a) As disclosed in its most recent Annual Report on Form 10-K filed on February 24, 2006, its Board of Directors had authorized CSX to purchase shares of its common stock up to approximately $150 million in any fiscal year. On July 18, 2006, the Board of Directors: (i) terminated the $150 million share repurchase authority; and (ii) granted new authority of up to $500 million so that CSX may purchase additional shares of its common stock. CSX intends to complete the purchase of shares from time to time under this new authority over the next 12 months beginning in the third quarter of 2006.

CSX CORPORATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Shareholders’ meeting held May 3, 2006

(b)	Not applicable

(c)

There were 220,582,789 shares of CSX common stock outstanding as of May 3, 2006, the record date for the 2006 annual meeting of shareholders. A total of 190,376,527 shares were voted. All directors serve one-year terms. All of the nominees for directors of CSX were elected with the following vote:

Nominee	Votes For	Votes Withheld
Elizabeth E. Bailey	185,543,145	4,833,382
John B. Breaux	187,679,413	2,697,114
Edward J. Kelly, III	187,369,200	3,007,327
Robert D. Kunisch	185,111,575	5,264,952
Southwood J. Morcott	185,575,878	4,800,649
David M. Ratcliffe	186,329,730	4,046,797
William C. Richardson	180,140,588	10,235,939
Frank S. Royal	183,409,185	6,967,342
Donald J. Shepard	187,095,136	3,281,391
Michael J. Ward	185,424,572	4,951,955

The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX’s consolidated financial statements for the year 2006 was ratified by the shareholders with the following vote:
Votes For	Votes Against	Abstentions	Broker Non-Votes
187,640,521	1,381,654	1,354,352	-

CSX’s proposal regarding re-approval of the CSX Omnibus Incentive Plan was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
177,818,117	10,942,424	1,615,986	-

CSX CORPORATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

CSX’s proposal regarding elimination of supermajority voting requirements governing mergers, share exchanges, certain sales or dispositions of assets, and dissolution was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
183,307,226	5,022,040	2,047,261	—

CSX’s proposal regarding elimination of supermajority voting requirements governing affiliated transactions was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
183,210,176	5,126,960	2,039,391	—

The shareholder proposal regarding separation of the roles of Chairman and Chief Executive Officer was rejected with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
28,572,629	137,252,802	1,991,115	22,559,981

(d) None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

Exhibits

31.1	*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith

CSX CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: July 19, 2006