Form 10-Q
period 2006-09-29
CSX CORP
filed 2006-10-18
CIK 277948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, September 29, 2006: 435,181,651 shares.

CSX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 29, 2006

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months

	2006	2005	2006	2005

Operating Revenue	$2,418	$2,125	$7,170	$6,399
Operating Expense:
Labor and Fringe	737	727	2,175	2,130
Materials, Supplies and Other	477	463	1,396	1,370
Depreciation	214	207	641	617
Fuel	300	188	841	543
Equipment and Other Rents	134	124	387	383
Inland Transportation	63	54	181	170
Conrail Rents, Fees and Services	19	9	59	48
Gain on Insurance Recoveries	(15)	-	(141)	-

Total Operating Expense	1,929	1,772	5,539	5,261

Operating Income	489	353	1,631	1,138

Other Income (Expense) - Net (Note 10)	25	11	33	39
Debt Repurchase Expense	-	-	-	(192)
Interest Expense	(97)	(100)	(293)	(324)

Earnings from Continuing Operations before Income Taxes	417	264	1,371	661

Income Tax Expense	(89)	(100)	(408)	(178)

Earnings from Continuing Operations	328	164	963	483
Discontinued Operations - Net of Tax (Note 14)	-	-	-	425

Net Earnings	$328	$164	$963	$908

Earnings Per Common Share
Earnings Per Share (Note 2):
From Continuing Operations	$0.75	$0.38	$2.18	$1.12
Discontinued Operations	-	-	-	0.98

Net Earnings	$0.75	$0.38	$2.18	$2.10

Earnings Per Share, Assuming Dilution (Note 2):
From Continuing Operations	$0.71	$0.36	$2.07	$1.06
Discontinued Operations	-	-	-	0.94

Net Earnings	$0.71	$0.36	$2.07	$2.00

Average Common Shares Outstanding (Thousands)	440,088	433,410	441,088	432,320

Average Common Shares Outstanding, Assuming Dilution (Thousands)	465,641	456,846	466,737	454,748

Cash Dividends Paid Per Common Share	$0.10	$0.05	$0.23	$0.15

All share and per share data has been retroactively restated to reflect the stock split.

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	(Unaudited) September 29, 2006	December 30, 2005

ASSETS
Current Assets:
Cash and Cash Equivalents	$388	$309
Short-term Investments	272	293
Accounts Receivable, net of allowance for doubtful accounts of $87 and $108, respectively	1,275	1,202
Materials and Supplies	197	199
Deferred Income Taxes	253	225
Other Current Assets	153	144

Total Current Assets	2,538	2,372

Properties	27,306	26,538
Accumulated Depreciation	(6,660)	(6,375)

Properties - Net	20,646	20,163

Investment in Conrail (Note 13)	612	603
Affiliates and Other Companies	326	304
Other Long-term Assets	750	790

Total Assets	$24,872	$24,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$971	$954
Labor and Fringe Benefits Payable	490	565
Casualty, Environmental and Other Reserves (Note 5)	285	311
Current Maturities of Long-term Debt	1,057	936
Short-term Debt	13	1
Income and Other Taxes Payable	119	102
Other Current Liabilities	78	110

Total Current Liabilities	3,013	2,979

Casualty, Environmental and Other Reserves (Note 5)	657	653
Long-term Debt	4,937	5,093
Deferred Income Taxes	6,139	6,082
Other Long-term Liabilities	1,483	1,471

Total Liabilities	16,229	16,278

Shareholders’ Equity:
Common Stock, $1 Par Value (Note 2)	435	436
Other Capital	1,391	1,533
Retained Earnings	7,125	6,262
Accumulated Other Comprehensive Loss (Note 9)	(308)	(277)

Total Shareholders’ Equity	8,643	7,954

Total Liabilities and Shareholders’ Equity	$24,872	$24,232

Common Stock and Other Capital have been retroactively restated to reflect the stock split.

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)

(Dollars in Millions)

	Nine Months

	2006	2005

Operating Activities
Net Earnings	$963	$908
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	648	620
Deferred Income Taxes	46	(132)
Gain on Sale of International Terminals- Net of Tax (Note 14)	-	(428)
Gain on Insurance Recoveries (Note 4)	(141)	-
Insurance Proceeds (Note 4)	104	-
Other Operating Activities	(63)	27
Changes in Operating Assets and Liabilities:
Accounts Receivable	(133)	(74)
Other Current Assets	73	(37)
Accounts Payable	51	62
Income and Other Taxes Payable	(61)	(251)
Other Current Liabilities	(120)	83

Net Cash Provided by Operating Activities	1,367	778

Investing Activities
Property Additions	(1,204)	(726)
Insurance Proceeds (Note 4)	130	-
Net Proceeds from Sale of International Terminals (Note 14)	-	1,108
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 14)	-	(110)
Purchases of Short-term Investments	(1,023)	(2,041)
Proceeds from Sales of Short-term Investments	1,072	2,050
Other Investing Activities	(9)	26

Net Cash (Used in) Provided by Investing Activities	(1,034)	307

Financing Activities
Short-term Debt - Net	12	(98)
Long-term Debt Issued	473	29
Long-term Debt Repaid	(499)	(1,239)
Dividends Paid	(101)	(65)
Stock Options Exercised (Note 2)	237	62
Shares Repurchased (Note 2)	(422)	-
Other Financing Activities	46	(18)

Net Cash Used in Financing Activities	(254)	(1,329)

Net Increase in Cash and Cash Equivalents	79	(244)

Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	309	522

Cash and Cash Equivalents at End of Period	$388	$278

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of CSX contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated Balance Sheets at September 29, 2006 and December 30, 2005;

•	Consolidated Income Statements for the quarters and the nine months ended September 29, 2006 and September 30, 2005; and

•	Consolidated Cash Flows Statements for the nine months ended September 29, 2006 and September 30, 2005.

Certain prior-year data have been reclassified to conform to the 2006 presentation.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements. CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX’s most recent Annual Report on Form 10-K, prior Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. Significant Accounting Policies, continued

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2006 and 2005 consisted of 13 weeks ending on September 29, 2006 and September 30, 2005, respectively

•	The nine month periods of 2006 and 2005 consisted of 39 weeks ending on September 29, 2006 and September 30, 2005, respectively

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX’s fiscal periods ending September 29, 2006 or September 30, 2005, and comparisons are to the corresponding period of the prior year.

NOTE 2. Earnings Per Share

On July 18, 2006, CSX announced that its Board of Directors approved a two-for-one split of its common stock and a $0.10 quarterly post-split dividend. All stockholders of record on August 3, 2006, received one additional share of CSX common stock for each share held on that date. The additional share of common stock was distributed to stockholders of record on August 15, 2006. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 128, Earnings Per Share, all share and per share disclosures have been retroactively restated to reflect the stock split.

CSX Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. Earnings Per Share, continued

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

(Dollars in Millions, Except Per Share Amounts)	Third Quarters		Nine Months
	2006	2005	2006	2005

Numerator (Millions):
Earnings from Continuing Operations	$328	$164	$963	$483
Interest Expense on Convertible Debt - Net of Tax	1	1	3	3

Net Earnings from Continuing Operations, If-Converted	329	165	966	486
Discontinued Operations - Net of Tax	-	-	-	425

Net Earnings, If-Converted	329	165	966	911
Interest Expense on Convertible Debt - Net of Tax	(1)	(1)	(3)	(3)

Net Earnings	$328	$164	$963	$908

Denominator (Thousands):
Average Common Shares Outstanding	440,088	433,410	441,088	432,320
Convertible Debt	19,456	19,456	19,456	19,456
Stock Options	5,708	3,171	5,985	2,460
Other Equity Awards	389	809	208	512

Average Common Shares Outstanding, Assuming Dilution	465,641	456,846	466,737	454,748

Earnings Per Share:
Income from Continuing Operations	$0.75	$0.38	$2.18	$1.12
Discontinued Operations	-	-	-	0.98

Net Earnings	$0.75	$0.38	$2.18	$2.10

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$0.71	$0.36	$2.07	$1.06
Discontinued Operations	-	-	-	0.94

Net Earnings	$0.71	$0.36	$2.07	$2.00

Basic earnings per share is based upon the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effect of the following types of potentially dilutive common shares:

(a)	convertible debt,
(b)	employee stock options, and
(c)	other equity awards, which include unvested restricted stock and long-term incentive awards.

The Emerging Issues Task Force (“EITF”) No. 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, required CSX to include approximately 19 million shares in the computation of earnings per share, assuming dilution. Debentures converted into CSX common stock are reflected in the basic earnings per share calculation.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. Earnings Per Share, continued

The following table provides information about stock options exercised:

(In Thousands)	Third Quarters		Nine Months
	2006	2005	2006	2005

Number of Stock Options Exercised	692	632	10,988	3,604

Certain stock options were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table presents information about potentially dilutive common shares excluded from the computation of earnings per share:

	Third Quarters

	2006	2005

Number of Shares (Thousands)	-	12,012
Average Exercise Price	$ -	$ 24.17

As CSX’s stock price increases, so does the exercise of stock options, which negatively impacts the calculation of basic earnings per share.

In the nine months of 2006, the company repurchased $422 million of its common stock. The details of these re-purchases are as follows:

•

The Board of Directors previously authorized CSX to repurchase shares of its common stock up to approximately $150 million for 2006, which may offset some or all of the dilution from stock option exercises. During the first six months of 2006, CSX purchased approximately $150 million in shares pursuant to this authority. On July 18, 2006, the Board of Directors terminated this authority.

•

On July 18, 2006, the Board of Directors granted a new prospective share repurchase authority of up to $500 million. In the third quarter of 2006, CSX purchased approximately $272 million in shares pursuant to this new authority and intends to use this authority over the next 9 months, at such times as CSX deems appropriate. See Part II, Item 2 of this Quarterly Report on Form 10-Q for additional details on the quarter’s repurchases.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation

Adoption of New Accounting Pronouncement

Prior to December 31, 2005, CSX had adopted the fair value recognition provisions of Statement of Financial Accounting Standards 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”), on a prospective basis and accordingly recognized expense for stock options granted after December 2002. CSX has not granted stock options since 2003.

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

As of September 29, 2006, CSX will recognize approximately $1 million pre-tax through the first quarter 2007 in additional compensation cost related to unvested awards as a result of adopting SFAS 123(R). The company recorded $2 million for the nine months of 2006 of additional compensation expense for stock options granted prior to 2003, while amounts recorded in the third quarter 2006 were immaterial. Compensation costs for all other types of share-based payments as discussed above are consistently reported for all periods presented.

Under SFAS 123(R), if a company permits full vesting of a share-based compensation award when an employee becomes retirement eligible, the entire award must be expensed immediately instead of over the vesting period. As a result, CSX no longer permits full vesting of share-based compensation when an employee becomes retirement eligible. Most new stock awards are granted under the authorization provided in the CSX Omnibus Incentive Plan. As of September 29, 2006, an additional 13 million shares of stock could be issued under this plan.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation

SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs recognized to be classified as financing cash flows. This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $43 million for the nine months of 2006. Prior to the adoption of SFAS 123(R), CSX presented all income tax benefits from deductions resulting from compensation costs as operating cash flows in the Consolidated Cash Flow Statements.

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Third Quarters		Nine Months

(Dollars in Millions)	2006	2005	2006	2005

Share-Based Compensation Expense	$ 11	$ 12	$ 23	$ 29
Income Tax Benefit	4	5	8	11

The following table illustrates the pro forma effect on net earnings and earnings per share prior to the adoption of SFAS 123(R). This table only shows last year’s third quarter and nine months pro forma amounts since the company adopted the fair value recognition provisions of SFAS 123(R) in the first quarter of 2006. Therefore, expenses are recognized in the Consolidated Income Statement for all unvested share-based compensation in 2006. The table below is not applicable for pro forma amounts for 2006 and forward.

	Third Quarter	Nine Months

(Dollars in Millions, Except Per Share Amounts)	2005	2005

Net Earnings - As Reported	$164	$908
Add: Share-Based Employee Compensation Expense Included in Reported Net Income - Net of Tax	7	18
Deduct: Total Share-Based Employee Compensation Expense Determined under the Fair Value Based Method for All Awards - Net of Tax	(8)	(22)

Net Earnings - Pro Forma	$163	$904
Interest Expense on Convertible Debt - Net of Tax	1	3

Net Earnings, If-Converted - Pro Forma	$164	$907

Earnings Per Share:
Basic - As Reported	$0.38	$2.10
Basic - Pro Forma	$0.38	$2.09
Diluted - As Reported	$0.36	$2.00
Diluted - Pro Forma	$0.36	$1.99

Stock Options

Outstanding stock options have 10-year terms. The exercise price for options granted equals the market price of the underlying stock on the date of grant. A summary of CSX’s stock option activity and related information for the nine months of 2006 is as follows:

	Options Outstanding (000s)	Weighted- Average Exercise Price

Outstanding at December 31, 2005	34,151	$20.13
Granted	—	N/A
Expired or Cancelled	(99)	8.39
Exercised	(10,988)	21.60

Outstanding at September 29, 2006	23,064	19.48

Exercisable at September 29, 2006	16,301	20.33

	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value (millions)

Outstanding at September 29, 2006	4.41	$271
Exercisable at September 29, 2006	3.74	178

The total intrinsic value of options exercised during the nine months of 2006 was $97 million. The total cash flows from the exercise of stock options were as follows:

	Third Quarters		Nine Months
(Dollars in Millions)	2006	2005	2006	2005
Cash Flows from Stock Options Exercised	$13	$10	$237	$62

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation, continued

Long-Term Incentive Programs

Grants under two new Long-term Incentive Plans were made in 2006. One of the plans provides a two-year cycle ending in fiscal year 2007 and the other plan provides a three-year cycle ending in fiscal year 2008. These performance-based awards were intended to enhance the linkage of executive compensation with increased efficiency and strategic objectives and to emphasize performance factors. For these plans, the key financial target is Operating Ratio for Surface Transportation, which is defined as annual operating expenses divided by revenue of CSX’s rail and intermodal businesses and is calculated excluding non-recurring items. All units awarded are payable in CSX common stock. The payout range will be between 0% and 200%, with a 100% award being equivalent to one share of CSX stock for each unit granted. Units in both plans have a weighted average grant date fair value of $36.79, which includes the value of both the initial grant and subsequent, smaller grants at different prices to new or promoted employees not previously included in the program.

The company began recording expense for these plans when the grants were approved in May 2006, which resulted in compensation expense of $10 million and $17 million for the third quarter and nine months of 2006, respectively. As of September 29, 2006, there was $60 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 1.6 years. The activity related to each of these plans is summarized as follows:

	2006 - 2007 Plan Units Outstanding (000s)	2006 - 2008 Plan Units Outstanding (000s)

Unvested at December 30, 2005	-	-
Granted	1,389	694
Forfeited	(10)	(5)

Unvested at September 29, 2006	1,379	689

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 4. Hurricane Katrina

In August 2005, Hurricane Katrina caused extensive damage to company assets on the Gulf Coast. The most significant damage was concentrated on CSXT’s route between New Orleans, LA and Pascagoula, MS. The company had insurance coverage of $535 million, after a $25 million deductible (per occurrence), for fixed asset replacement and business interruption (which includes incremental expenses and lost profits). Management’s current loss estimate is approximately $450 million.

The company’s insurance policies do not prioritize coverage based on types of losses. As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented. However, no claim payments are guaranteed until cash is received. A final payment will be made once the company and its insurers agree on the total measurement value of the claim. To date, the company has collected insurance recoveries of $304 million.

At December 30, 2005, an insurance receivable, net of cash insurance proceeds amounted to $43 million and was included in accounts receivable – net. The receivable balance represented only a portion of the current loss estimate and was collected in 2006. In the third quarter and nine months of 2006, CSX recognized gains of $15 million and $141 million before tax, or $9 million and $87 million after tax, respectively, on insurance recoveries from claims related to Hurricane Katrina. The gains represent insurance recoveries, in excess of the book value of losses, related to property damage and lost profits. Additional gains are expected in future periods as more cash is collected.

In accordance with SFAS 95, Statement of Cash Flows, cash proceeds received from insurers will be presented as “Insurance Proceeds”. Cash flows from operations represent reimbursements for expenses related to business interruption, such as incremental expenses for debris removal and lost profits. Cash flows from investing activities include reimbursements for property damage.

Additional information about the effects of Hurricane Katrina is included in CSX’s Annual Report on Form 10-K for the year ended December 30, 2005.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves, including separation liabilities, are provided for in the Consolidated Balance Sheets as follows:

	September 29, 2006			December 30, 2005
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$ 140	$291	$431	$ 172	$249	$421
Occupational	56	162	218	55	199	254

Total Casualty	196	453	649	227	448	675
Separation	20	106	126	20	101	121
Environmental	30	45	75	20	51	71
Other	39	53	92	44	53	97

Total	$ 285	$657	$942	$ 311	$653	$964

Details on each type of reserve are described below. These reserves are subjective in nature and have been identified as one of the company’s critical accounting estimates. Actual claims received and settlements could differ. The final outcome of these matters cannot be predicted with certainty. Considering the legal defenses available and other factors, and the liabilities that have been recorded, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the company’s results of operations, financial condition or liquidity. However, should a number of these items occur in the same period, they could have a material effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims, which are described in more detail below. Currently, no individual claim is expected to exceed the company’s self-insured retention amount. If an individual claim did exceed that amount, insurance is available as more specifically detailed in Note 6, Commitments and Contingencies. Personal injury and occupational claims are presented on a gross basis. Casualty reserves fluctuate with estimates provided by independent third parties and reviewed by management, offset by the timing of payments.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves, continued

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (FELA). In addition to the above FELA liabilities, employees of other CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Worker’s Compensation Program or the maritime Jones Act.

CSXT retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. While the methodology used by the actuary includes a development factor to reflect growth in the value of these personal injury claims, it is based largely on CSXT’s historical claims experience.

Occupational

Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents and diesel fuel, and alleged chronic physical injuries, such as repetitive stress injury, carpal tunnel syndrome or hearing loss. In addition to estimating the loss from pending or threatened claims, the company retains a third-party specialist, who has extensive experience in performing occupational studies, to assist in assessing the unasserted liability exposure. The analysis is performed semi-annually and is reviewed by management. The methodology used by the specialist includes an estimate of future anticipated claims based on the company’s trends of average historical claim filing rates, future anticipated dismissal rates and settlement rates.

Separation

Separation liabilities provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves, continued

Environmental

The company is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. The company has been identified as a potentially responsible party at approximately 275 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund law, or similar state statutes. A number of these proceedings are based on allegations that CSXT, or its railroad predecessors, sent hazardous substances to the facilities in question for disposal.

In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, at least once a quarter the company reviews its role and plans for remediation with respect to each site identified. Based on this review, the company records amounts to cover anticipated contingent future environmental remediation costs with respect to each site, to the extent such costs are estimable and probable. The recorded liabilities are undiscounted and include amounts representing the company’s estimate of unasserted claims, which the company believes to be immaterial.

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

Other

Other reserves include liabilities for various claims, such as longshoremen disability claims, freight claims, and claims for property, automobile and general liability. As liabilities become known, the company accrues the estimable and probable amount in accordance with SFAS 5, Accounting for Contingencies.

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

The following table summarizes CSXT’s payments under the long-term maintenance program:

	Third Quarters		Nine Months
(Dollars in Millions)	2006	2005	2006	2005
Amounts Paid	$47	$43	$136	$127

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments and Contingencies, continued

Guarantees

CSX is contingently liable, individually and jointly with others, as guarantor of approximately $98 million in obligations principally relating to vessels and facilities used by the company in its former business operations. Utilizing the company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the company that could require CSX or one of its affiliates to make payment to, or to perform certain actions for, the beneficiary of the guarantee based upon another entity’s failure to perform. CSX believes that all primary and subsequent obligors will fulfill their contractual commitments and that CSX will not incur any liability for their obligations. As of September 29, 2006, CSX’s guarantees primarily are related to the following:

1.

Guarantee of approximately $76 million in obligations expiring in 2012 of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to these leases.

2.	Guarantee of approximately $13 million for a vessel lease commitment assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable until 2011.

3.	Guarantee of approximately $8 million, which expires in 2007, relating to leases assumed as part of the conveyance of CSX’s interest in a former subsidiary, CSX Lines.

As permitted under scope exceptions of FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, the company did not recognize any liability in its financial statements, as of September 29, 2006, in connection with any guarantee arrangements. The maximum amount of future payments CSX could be required to make under these guarantees is the amount of the guarantees themselves. See also Note 14, Discontinued Operations.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments and Contingencies, continued

Certain Tax Matters

The company operates in multiple taxing jurisdictions and files a consolidated federal income tax return that includes its principal subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1996. Federal income tax returns for 1997 through 2005 are currently under examination and some of these years may be nearing resolution. As more issues and audit years are resolved in future periods, adjustments may occur that could be material to results of operations, financial condition or liquidity in a particular fiscal quarter or fiscal year. Management believes adequate provision has been made for any adjustments that might be assessed.

The following represents recent income tax benefits recognized by the company:

•	In the third quarter of 2006, CSX recognized an income tax benefit of $69 million, principally related to the resolution of ordinary course audits for 1994—1996.

•	In the second quarter of 2006, CSX recognized an income tax benefit of $41 million primarily related to the resolution of certain tax matters.

•

In the nine months of 2005, Ohio enacted legislation to gradually eliminate its corporate franchise tax. This legislative change resulted in an income tax benefit of $71 million associated with eliminating deferred income tax liabilities.

FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), was issued in July 2006 and is required to be adopted by the company at the beginning of fiscal year 2007. The company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments and Contingencies, continued

Other Legal Proceedings

The company is involved in various legal proceedings and is subject to claims that arise in the ordinary course of its business. Management assesses the probability of loss for all legal proceedings and claims and has recognized liabilities for such contingencies, as appropriate. While the final outcome of these matters cannot be predicted with certainty considering, among other things, the available legal defenses and liabilities that have been recorded, along with applicable insurance, it is the opinion of management that none of these items will have a materially adverse effect on the results of operations, financial condition or liquidity of the company in a particular quarter or fiscal year.

NOTE 7. Debt and Credit Agreements

In September 2006, CSX issued $400 million of notes, which bear interest at 6% and mature on October 1, 2036. These notes are included in the Consolidated Balance Sheets under Long-term Debt and may be redeemed by CSX at any time.

Pursuant to the terms of CSX’s Zero Coupon Convertible Debentures (“Debentures”) due October 30, 2021, the holders have the right to require CSX to purchase their Debentures on October 30, 2006. CSX notified these holders of this right on September 29, 2006. Holders must submit notice for purchase by October 23, 2006 and have the right to withdraw such notice by October 26, 2006. If any of the Debentures are required to be purchased by CSX, they will be purchased for cash. As of September 29, 2006, the company’s cash and short-term investments balance was $660 million, which is more than adequate to fund the potential purchase of the Debentures if CSX is required to do so on October 30, 2006. As of September 29, 2006, the aggregate value of the Debentures is approximately $472 million and is included in Current Maturities of Long-term Debt in the Consolidated Balance Sheets.

In May 2006, CSX entered into a $1.25 billion five-year unsecured revolving credit facility with a group of lending banks, including JPMorgan Chase Bank, N.A., which is acting as the administrative agent. The facility replaced a $1.2 billion five-year unsecured revolving credit facility, which would have expired in May 2009.

CSX’s new facility expires in May 2011, but CSX may, with the consent of the lenders, in each of May 2007 and 2008, extend the maturity date by an additional year. Additionally, with the approval of the lending banks, CSX may increase its total borrowing capacity by $500 million, from $1.25 billion to up to $1.75 billion.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. Debt and Credit Agreements, continued

The new five-year facility may be used for working capital and other general corporate purposes, including support of CSX’s commercial paper. As of September 29, 2006, the facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility. Commitment fees and interest rates payable under the facility are similar to fees and rates available to comparably rated investment-grade borrowers. The facility allows for borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. As of September 29, 2006, undrawn facility fees were 10 basis points per year.

CSX’s $400 million 364-day revolving credit facility expired in May 2006, and was not replaced; no loans or other obligations were outstanding under this facility at the time it expired.

CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard and Poor’s and Moody’s Investors Service, respectively, with “Stable” outlook for both as of September 29, 2006. If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, its undrawn borrowing costs under the $1.25 billion revolving credit facility would not materially increase.

CSX’s short-term commercial paper program was rated A-2 and P-2 by Standard and Poor’s and Moody’s Investors Service, respectively. If CSX’s short-term commercial paper ratings were reduced to A-3 and P-3, it would increase CSX’s borrowing costs in the commercial paper market and reduce its access to this source of funds because of the more limited demand for lower rated commercial paper. CSX had no commercial paper outstanding at September 29, 2006 or December 30, 2005.

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

Under these agreements, CSX will pay variable interest (based on LIBOR) in exchange for a fixed rate, effectively transforming the notes to floating-rate obligations. The interest rate swap agreements are designated, and qualify, as fair value hedges. The gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed-rate note attributable to the hedged risk, are recognized in current earnings during the period of change in fair values. Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed-rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, Accounting For Derivative Instruments and Hedging Activities (“SFAS 133”), is recognized immediately in earnings.

CSX’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. The gain or loss on the interest rate swap exactly offsets the change on the underlying fixed-rate notes. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Current Maturities of Long-term Debt has been decreased by $5 million, while Long-term Debt has been increased by $3 million, for the fair market value of the interest rate swap agreements based upon quoted market prices at September 29, 2006. Long-term Debt has been increased by $1 million for the fair market value of the interest rate swap agreements based upon quoted market prices at December 30, 2005. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

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

Cash flows related to interest rate swap agreements are classified as Operating Activities in the Consolidated Cash Flow Statements. For the third quarter and nine months of 2006, CSX reduced interest expense by approximately $1 million, as a result of the interest rate swap agreements that were in place during each period. For the third quarter and nine months of 2005, CSX reduced interest expense by approximately $3 million and $11 million, respectively, as a result of the interest rate swap agreements that were in place during each period.

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

CSX suspended entering into new swaps in its fuel hedge program in the third quarter of 2004. As of September 29, 2006, CSX had no outstanding contracts.

Fuel hedging activity reduced fuel expense for the third quarter and nine months of 2006 by $1 million and $55 million, respectively. Fuel hedging activity reduced fuel expense for the third quarter and nine months of 2005 by $77 million and $191 million, respectively. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. Derivative Financial Instruments, continued

These instruments qualify, and are designated by management, as cash-flow hedges of variability in expected future cash flows attributable to fluctuations in fuel prices. The fair values of fuel derivative instruments are based upon current fair market values as quoted by third-party dealers and are recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. (See Note 9, Accumulated Other Comprehensive Loss.) The fair value of fuel derivative instruments, based upon quoted market prices, decreased from $51 million as of December 30, 2005, to $0 as of September 29, 2006, as all fuel derivative contracts expired. Amounts are reclassified from Accumulated Other Comprehensive Loss to fuel expense as the underlying fuel that was hedged is consumed by rail operations. Fair value adjustments are non-cash transactions and, accordingly, have no cash impact on the Consolidated Cash Flow Statements.

The counterparties to the fuel hedge agreements expose CSX to credit loss in the event of non-performance. CSX did not experience any non-performance by the counterparties.

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

The following table provides a reconciliation of net income reported in the Consolidated Income Statements to comprehensive income:

	Third Quarters		Nine Months

(Dollars in Millions)	2006	2005	2006	2005

Net income	$328	$164	$963	$908
Other Comprehensive Income (Loss):
Fair Value of Fuel Derivatives	-	(16)	(30)	15
Other	-	-	(1)	(1)

Comprehensive Income	$328	$148	$932	$922

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. Accumulated Other Comprehensive Loss, continued

Other comprehensive income (loss) has declined over time as a result of a decrease in the quantity of fuel derivative contracts outstanding. CSX suspended entering into new swaps in its fuel hedge program in the third quarter of 2004. As of September 29, 2006, CSX had no outstanding fuel derivative contracts. (See Note 8, Derivative Financial Instruments.)

NOTE 10. Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

	Third Quarters		Nine Months

(Dollars in Millions)	2006	2005	2006	2005

Interest Income	$10	$7	$29	$30
Income (Loss) from Real Estate and Resort Operations (a)	13	10	6	26
Minority Interest	(5)	(4)	(16)	(14)
Miscellaneous (b)	7	(2)	14	(3)

Other Income (Expense) - Net	$25	$11	$33	$39

(a) Income from Real Estate and Resort Operations includes the results of operations from CSX Hotels, Inc. a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, as well as the results of the company’s real estate sales, leasing acquisition, management and development activities.

(b) Miscellaneous income increased for the third quarter of 2006 primarily due to improved operating performance from several other CSX owned or partially owned companies. The primary driver was an energy company that offers total logistics solutions for its customers.

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. Business Segments, continued

Business segment information for the third quarters and nine months of 2006 and 2005 is as follows:

	Surface Transportation
(Dollars in Millions)	Rail	Intermodal	Total	Other	Total
Third Quarter - 2006
Revenues from External Customers	$2,054	$364	$2,418	$-	$2,418
Segment Operating Income	414	75	489	-	489

Third Quarter - 2005
Revenues from External Customers	1,788	337	2,125	-	2,125
Segment Operating Income	293	68	361	(8)	353

Nine Months - 2006
Revenues from External Customers	6,116	1,054	7,170	-	7,170
Segment Operating Income	1,421	200	1,621	10	1,631

Nine Months - 2005
Revenues from External Customers	5,403	996	6,399	-	6,399
Segment Operating Income	$959	$175	$1,134	$4	$1,138

Income from Real Estate and Resort Operations is included in the Consolidated Income Statements under Other Income (Expense) – Net. (See Note 10, Other Income (Expense) – Net.)

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. Employee Benefit Plans, continued

In August 2006, the President of the United States signed the Pension Protection Act of 2006 (“PPA”) into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required by 2008. CSX is determining what impact the new requirements will have on the company’s cash flow; however, initial estimates forecast a 2008 unfunded liability of approximately $200 million after tax. This estimate will be affected by future investment returns on plan assets and interest rates. Under the transition rules provided, CSX must begin the funding this 2008 shortfall no later than 2009, and must complete the funding by 2014. The company anticipates funding pension contributions with cash from operations.

In September 2006, the Financial Accounting Standards Board issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”). SFAS 158 changed the accounting rules for reporting and disclosures related to pensions and other postretirement benefit plans. CSX will be required to include on the balance sheet an additional net liability to reflect the funded status of retirement and other postretirement benefit plans. This change will be effective for CSX for this fiscal year end. CSX is still evaluating the final impact this change will have, but believes at this time, that it will decrease equity and increase liabilities by approximately $150 million after tax. However, CSX does not believe the decrease will have a significant impact on the company’s credit or debt ratios or financing covenants.

Also, by 2008 the company will have to change its September measurement date for the plan’s assets and obligations. SFAS 158 requires all companies to use a measurement date that is the same as the fiscal year-end. CSX does not believe any of the changes described will have a material impact on the company’s results of operations, financial condition or liquidity for any quarter or fiscal year.

In addition to the defined benefit pension plans, CSX sponsors a post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees hired prior to January 1, 2003, upon their retirement, if certain eligibility requirements are met. The post-retirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. Employee Benefit Plans, continued

The following table presents components of net periodic benefit cost:

	Pension Benefits

	Third Quarters		Nine Months

	2006	2005	2006	2005

(Dollars in Millions)
Service Cost	$9	$8	$28	$24
Interest Cost	26	27	79	81
Expected Return on Plan Assets	(29)	(30)	(88)	(90)
Amortization of Prior Service Cost	1	1	3	3
Amortization of Net Loss	9	6	25	18

Net Periodic Benefit Cost	$16	$12	$47	$36

	Other Benefits

	Third Quarters		Nine Months

	2006	2005	2006	2005

(Dollars in Millions)
Service Cost	$2	$2	$5	$6
Interest Cost	5	6	16	18
Amortization of Prior Service Cost	(1)	(1)	(4)	(3)
Amortization of Net Loss	2	3	6	9

Net Periodic Benefit Cost	$8	$10	$23	$30

Medicare Prescription Drug, Improvement and Modernization Act of 2003

The company is required to estimate and record the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Act”). Based upon a review by its health and welfare actuary, CSX determined that the plan’s prescription drug benefits are actuarially equivalent to the benefit that would be paid under the Act. CSX has applied for the 28% federal reimbursement of total prescription drug claims from $250 to $5,000 paid after December 31, 2005, and has received approximately $3 million in reimbursement to date. The company expects cash savings of approximately $5 million for fiscal year 2006. Additionally, projected post-retirement benefit expenses for fiscal year 2006 included an approximately $7 million reduction due to the Act.

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

As required by SFAS 57, Related Party Disclosures, the company has identified below amounts owed to Conrail or its affiliates representing expenses incurred under the operating, equipment and shared area agreements with Conrail. The company also executed two promissory notes with a subsidiary of Conrail which are included in Long-term Debt on the Consolidated Balance Sheets.

(Dollars in Millions)	September 29, 2006	December 30, 2005
Balance Sheet Information:
CSX Payable to Conrail	$37	$40
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035	73	73
4.52% CSXT Promissory Note due March 2035	23	23

	Third Quarters		Nine Months
(Dollars in Millions)	2006	2005	2006	2005
Income Statement Information:
Interest Expense Related to Conrail Promissory Notes	$1	$-	$3	$1

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

THIRD QUARTER 2006 SURFACE TRANSPORTATION HIGHLIGHTS

•	Revenue grew 14% to more than $2.4 billion.

•	Expenses increased $165 million compared to last year’s third quarter primarily driven by higher fuel prices.

•	Operating income increased by $128 million to $489 million.

•	Service and safety measurements continued to improve.

Revenues increased 14%, driven by a 12% improvement in revenue per unit and 2% higher volumes. Continued pricing efforts, fuel surcharge increases and favorable traffic mix contributed to approximately 40%, 35% and 25% of the increase in revenue per unit, respectively. Coal volumes increased due to continued strong utility demand. Intermodal volumes also improved on increased imports by international shippers and the addition of a new domestic train service. These gains were offset by volume declines in the merchandise market cause by reduced short-haul export phosphate shipments due to lower international fertilizer demand. Finally, automotive volume was also down due to slowdowns in North American light vehicle production.

For additional information, refer to Rail and Intermodal Results of Operations discussions on pages 35 and 36, respectively.

The company’s continued focus on safety leadership and plan execution helped all service measurements improve compared to the third quarter of last year. CSX’s key safety measures, personal injury and train accident frequency, improved significantly by 28% and 29%, respectively. On-time originations and on-time arrivals, which are indicators of scheduled train performance, also improved by 50% and 47%, respectively.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)

		Third Quarters

		2006	2005	% Improvement (Decline)

Service Measurements	Personal Injury Frequency Index (Per 200,000 Man Hours)	1.37	1.91	28
	FRA Train Accidents Frequency (Per Million Train Miles)	3.14	4.45	29

	On-Time Originations	76.5%	51.1%	50
	On-Time Arrivals	63.4%	43.1%	47

	Average System Dwell Time (Hours) (a)	25.5	29.0	12
	Average Total Cars-On-Line	225,270	232,324	3

	Average Velocity, All Trains (Miles Per Hour)	19.8	19.7	1

	Average Recrews (Per Day)	54	63	14

Resources	Route Miles	21,207	21,687	(2)
	Locomotives (Owned and Long-term Leased)	3,843	3,759	2
	Freight Cars (Owned and Long-term Leased)	101,662	103,308	(2)

(a) Beginning October 2005, the Association of American Railroads adopted a new dwell calculation in an effort to standardize reporting across U.S. railroads. Beginning in 2007 and going forward, CSXT will adopt this new method. If CSXT had used this new method in the third quarter of 2006, average system dwell time would have been 25.0 hours versus 25.5 hours as shown above.

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

Continued improvements in service and safety performance, combined with planned investments in locomotives, employees and capacity, will build on the momentum established in the first nine months of 2006. Management believes current resource plans will support anticipated business levels while maintaining network fluidity. Those plans include hiring new train and engine employees, which consist of locomotive engineers and conductors, to offset anticipated attrition. A two-year capacity expansion and infrastructure investment plan will improve service reliability and support volume growth. Certain expansion projects have been completed during the first nine months of 2006 and the rest are on target for completion during the remainder of 2006 and in 2007.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Third Quarter Consolidated Results of Operations

The financial statements presented are for the third quarters of 2006 and 2005. Except as otherwise specified, references to years indicate the company’s fiscal quarter as noted previously. (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED

	Includes Surface Transportation and Other Operating Income

	Third Quarters		Increase/ (Decrease)

(Dollars in Millions)	2006	2005

Operating Revenue	$ 2,418	$ 2,125	$ 293
Operating Expense:
Labor and Fringe	737	727	10
Materials, Supplies and Other	477	463	14
Depreciation	214	207	7
Fuel	300	188	112
Building and Equipment Rent	134	124	10
Inland Transportation	63	54	9
Conrail Rents, Fees and Services	19	9	10
Gain on Insurance Recoveries	(15)	-	(15)

Total Operating Expense	1,929	1,772	157

Operating Income	$ 489	$ 353	$ 136

Prior periods have been reclassified to conform to the current presentation.

Consolidated Operating Revenue

Revenue increases were driven by the company’s continued pricing efforts, the fuel surcharge program and traffic mix.

Consolidated Operating Income

Improvement in consolidated operating income was primarily driven by increased operating revenue partially offset by higher fuel prices with less fuel hedge benefit.

Interest Expense

Interest expense of $97 million in the quarter remained relatively consistent with the prior year quarter.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense of $89 million for the third quarter of 2006 decreased $11 million compared to the prior year quarter. Earnings were up significantly resulting in higher income taxes offset by an income tax benefit of $69 million principally related to the resolution of an income tax audit for the 1994 – 1996 period. This audit was settled during the third quarter of 2006.

Net Earnings

Consolidated net earnings increased $164 million for the third quarter of 2006, primarily driven by the after-tax impact of higher revenue, operating income and the tax benefits mentioned above.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SURFACE TRANSPORTATION DETAIL (Unaudited)

(Dollars in Millions)

Third Quarters

	Rail		Intermodal		Surface Transportation		Increase/ (Decrease)
	2006	2005	2006	2005	2006	2005
Revenue	$2,054	$1,788	$364	$337	$2,418	$2,125	$293
Operating Expense:
Labor and Fringe	716	705	20	20	736	725	11
Materials, Supplies and Other	433	408	45	47	478	455	23
Depreciation	205	195	8	9	213	204	9
Fuel	300	188	-	-	300	188	112
Building and Equipment Rent	101	99	34	30	135	129	6
Inland Transportation	(119)	(109)	182	163	63	54	9
Conrail Rents, Fees and Services	19	9	-	-	19	9	10
Gain on Insurance Recoveries	(15)	-	-	-	(15)	-	(15)

Total Expense	1,640	1,495	289	269	1,929	1,764	165

Surface Transportation Operating Income	$414	$293	$75	$68	$489	$361	$128

Surface Transportation Operating Ratio	79.8%	83.6%	79.4%	79.8%	79.8%	83.0%

SURFACE TRANSPORTATION VOLUME AND REVENUE

Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)

Third Quarters

	Volume			Revenue			Revenue Per Unit
	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change
Chemicals	133	131	2%	$313	$269	16%	$2,353	$2,053	15%
Emerging Markets	133	132	1	150	135	11	1,128	1,023	10
Forest Products	100	107	(7)	200	177	13	2,000	1,654	21
Agricultural Products	102	88	16	176	133	32	1,725	1,511	14
Metals	91	88	3	176	142	24	1,934	1,614	20
Phosphates and Fertilizers	93	111	(16)	82	83	(1)	882	748	18
Food and Consumer	61	62	(2)	123	110	12	2,016	1,774	14
Total Merchandise	713	719	(1)	1,220	1,049	16	1,711	1,459	17

Coal	451	422	7	571	491	16	1,266	1,164	9

Coke and Iron Ore	24	20	20	31	21	48	1,292	1,050	23
Total Coal	475	442	7	602	512	18	1,267	1,158	9

Automotive	100	114	(12)	183	200	(9)	1,830	1,754	4

Other	-	-	-	49	27	81	-	-	-

Total Rail	1,288	1,275	1	2,054	1,788	15	1,595	1,402	14

International	338	328	3	158	141	12	467	430	9
Domestic	226	216	5	198	186	6	876	861	2
Other	-	-	-	8	10	(20)	-	-	-

Total Intermodal	564	544	4	364	337	8	645	619	4

Total Surface Transportation	1,852	1,819	2%	$2,418	$2,125	14%	$1,306	$1,168	12%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Third Quarter Rail Results of Operations

Rail Operating Revenue

Third quarter 2006 Surface Transportation revenue represents the 18th consecutive quarter of year-over-year revenue gains. Continued traffic re-pricing and the fuel surcharge program drove revenue-per-unit gains across all four major markets.

Merchandise

Chemicals – Revenue and revenue per unit improved due to strength in plastics and liquid petroleum volume and a continued strong pricing environment.

Emerging Markets – Shipments of aggregates, which include rock and minerals, industrial and municipal waste rose, resulting in increased revenue. Housing and highway construction remained steady in many coastal markets that are still rebuilding from last year’s hurricanes.

Forest Products – Emphasis on more profitable shipments continued to produce strong revenue and revenue-per-unit improvements across all markets. Building products shipments slowed due to the decline in residential housing starts.

Agricultural Products – Solid increases in feed grain, soybean and export shipments contributed to rising volumes while increased demand for ethanol shipments also positively impacted revenue.

Metals – Volume increased on continued demand for pipe used in drilling and pipelines and other metals for commercial construction. Revenue and revenue per unit increased due to a continued favorable pricing environment.

Phosphates and Fertilizers – The recent closure of domestic phosphate plants and the increase in offshore phosphate production reduced the need for U.S. production and exports. This volume loss was offset by price gains in other fertilizer markets.

Food and Consumer – Market softness in building products and perishables along with volume loss in appliances were partially offset by volume growth in alcoholic beverages, rice and beans.

Coal

Coal, coke and iron ore revenues and volumes increased across all markets. Coal was up due to utilities targeting higher inventory levels going into the fall. Coke and iron ore, used in the production of steel, were up due to strengths in the metals market.

Automotive

Automotive volume declined as a result of reduced light vehicle production in North America. The rise in gas prices contributed to the decline of truck and sport utility vehicle sales. However, gains in revenue per unit were driven by strong pricing activity that partially offset the lower volume.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Rail Operating Expense

Labor and Fringe expenses increased $11 million due to wage and benefit inflation as well as increased staffing partially offset by lower incentive compensation.

Materials, Supplies and Other expenses increased $25 million primarily due to raw materials inflation, rising insurance costs and increased business activity. This increase was partially offset by productivity gains from improved operations, such as better usage of locomotives.

Depreciation expense increased $10 million due to a larger asset base related to higher capital spending.

Fuel expense increased $112 million driven by $76 million in reduced hedge benefits from the expiration of the fuel hedge program with most of the remainder due to higher fuel prices.

Building and Equipment Rent expenses increased $2 million, which was in line with business activity, as well as a prior year favorable item not repeated this quarter.

Inland Transportation increased $10 million due to higher fuel expenses, a component of purchased transportation services charged to Intermodal.

Conrail Rents, Fees and Services increased $10 million due to prior year federal income tax audit benefits that were not repeated in 2006. This expense item includes CSX’s 42% share of Conrail’s after-tax income and charges paid to Conrail for the use of shared asset areas which Conrail operates for the joint benefit of CSX and Norfolk Southern.

Gain on Insurance Recoveries of $15 million represented cash received for lost profits and higher replacement value of property compared to the value of the property that was damaged, after consideration of the company’s insurance deductible.

Third Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International – Gains in revenue and revenue per unit were driven by a favorable pricing environment. Also, imports from Asia contributed to strong revenue.

Domestic – Several factors combined to increase domestic volume including improved operations and new domestic train service.

Intermodal Operating Expense

Intermodal operating expense increased primarily due to higher fuel expense charged by CSXT (included in Inland Transportation, which represents purchased transportation services), higher volume and the impact of increased inflation.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Nine Months Consolidated Results of Operations

The financial statements presented are for the nine months of 2006 and 2005. Except as otherwise specified, references to years indicate the company’s fiscal nine months as noted previously. (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED
	Includes Surface Transportation and Other Operating Income
	Nine Months		Increase/ (Decrease)

(Dollars in Millions)	2006	2005

Operating Revenue	$ 7,170	$ 6,399	$771
Operating Expense:
Labor and Fringe	2,175	2,130	45
Materials, Supplies and Other	1,396	1,370	26
Depreciation	641	617	24
Fuel	841	543	298
Building and Equipment Rent	387	383	4
Inland Transportation	181	170	11
Conrail Rents, Fees and Services	59	48	11
Gain on Insurance Recoveries	(141)	-	(141)

Total Operating Expense	5,539	5,261	278

Operating Income	$ 1,631	$ 1,138	$493

Prior periods have been reclassified to conform to the current presentation.

Consolidated Operating Revenue

Revenue increases were driven by the company’s continued pricing efforts, the fuel surcharge program and volume growth.

Consolidated Operating Income

Improvement in consolidated operating income was driven by increased operating revenue and the gain on insurance recoveries, partially offset by higher fuel prices and lower fuel hedge benefit.

Interest Expense

Interest expense decreased $31 million compared to the prior year comparable period due to lower outstanding debt balances resulting from the repurchase of $1.0 billion of the company’s publicly-traded notes in June 2005.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense for the nine months of 2006 increased $230 million compared to the prior year period. The principal elements of this increase are:

(a)	income tax effect of increased pretax earnings; and

(b)	prior year income tax benefits of $71 million from state tax legislation changes enacted in two jurisdictions that were not repeated; offset by

(c)	income tax benefits of $110 million principally related to the resolution of an income tax audit for the 1994-1996 period.

Net Earnings

Consolidated net earnings were higher by $55 million for the nine months of 2006 compared to the prior year period. The principal elements of this increase are:

(a)

the after-tax impact of higher Surface Transportation operating income in 2006 (including the gain on insurance recoveries resulting from Hurricane Katrina) and prior year costs associated with the debt repurchase that were not repeated which were mostly offset by

(b)	the prior year net favorable result of $425 million of after-tax income from the company’s discontinued operations.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

SURFACE TRANSPORTATION DETAIL (Unaudited)

(Dollars in Millions)

Nine Months

	Rail		Intermodal		Surface Transportation		Increase/ (Decrease)
	2006	2005	2006	2005	2006	2005
Revenue	$6,116	$5,403	$1,054	$996	$7,170	$6,399	$771
Operating Expense:
Labor and Fringe	2,109	2,066	60	59	2,169	2,125	44
Materials, Supplies and Other	1,266	1,220	143	148	1,409	1,368	41
Depreciation	612	581	28	29	640	610	30
Fuel	841	543	-	-	841	543	298
Building and Equipment Rent	293	304	98	97	391	401	(10)
Inland Transportation	(346)	(318)	527	488	181	170	11
Conrail Rents, Fees and Services	59	48	-	-	59	48	11
Gain on Insurance Recoveries	(139)	-	(2)	-	(141)	-	(141)

Total Expense	4,695	4,444	854	821	5,549	5,265	284

Surface Transportation Operating Income	$1,421	$959	$200	$175	$1,621	$1,134	$487

Surface Transportation Operating Ratio	76.8%	82.3%	81.0%	82.4%	77.4%	82.3%

SURFACE TRANSPORTATION VOLUME AND REVENUE

Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)

Nine Months

	Volume			Revenue			Revenue Per Unit
	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change
Chemicals	402	406	(1)%	$913	$815	12%	$2,271	$2,007	13%
Emerging Markets	401	383	5	442	389	14	1,102	1,016	9
Forest Products	309	333	(7)	585	534	10	1,893	1,604	18
Agricultural Products	294	267	10	497	403	23	1,690	1,509	12
Metals	280	273	3	513	420	22	1,832	1,538	19
Phosphates and Fertilizers	275	345	(20)	265	264	-	964	765	26
Food and Consumer	188	188	-	361	323	12	1,920	1,718	12
Total Merchandise	2,149	2,195	(2)	3,576	3,148	14	1,664	1,434	16

Coal	1,353	1,297	4	1,685	1,492	13	1,245	1,150	8
Coke and Iron Ore	68	62	10	89	67	33	1,309	1,081	21
Total Coal	1,421	1,359	5	1,774	1,559	14	1,248	1,147	9

Automotive	351	363	(3)	637	619	3	1,815	1,705	6

Other	-	-	-	129	77	68	-	-	-
Total Rail	3,921	3,917	-	6,116	5,403	13	1,560	1,379	13
International	966	964	-	438	407	8	453	422	7
Domestic	661	651	2	582	549	6	880	843	4
Other	-	-	-	34	40	(15)	-	-	-
Total Intermodal	1,627	1,615	1	1,054	996	6	648	617	5
Total Surface Transportation	5,548	5,532	-%	$7,170	$6,399	12%	$1,292	$1,157	12%

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

Cash, Cash Equivalents and Short-term Investments increased $58 million, or 10%, from December 2005 as a result of higher cash provided by operations offset by higher capital spending.

Current Maturities of Long-term Debt increased $121 million, or 13%, from December 2005 as current debt obligations scheduled to mature within the next 12 months were reclassified from long-term debt.

Significant Cash Flow Statement Items

Operating and investing activities for the nine months of 2006 include insurance proceeds of $104 million and $130 million, respectively, representing cash receipts from insurers related to Hurricane Katrina. The receipts included in operating activities represent reimbursements for business interruption related expenses, such as incremental expenses for debris removal and lost profits. The receipts included in investing activities included reimbursements for property damage.

Financing activities for the nine months of 2006 include cash inflows of $237 million from stock option exercises, which partially offset cash used to repurchase shares of CSX’s common stock on the open market of $422 million. See Part II, Item 2 of this Quarterly Report on Form 10-Q for additional details on the repurchases.

CSX management believes operating cash flows and cash on hand will be sufficient to fund announced dividend increases, share repurchases and increased capital investments.

Working Capital

CSX’s working capital deficit was $475 million at September 2006, compared to a deficit of $607 million at December 2005. This decrease was primarily due to higher receivables and cash driven by earnings and a change in incentive compensation plans, offset by the net effect of higher current debt obligations reclassified from long-term debt scheduled to mature within the next 12 months.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

A working capital deficit is not unusual for the company or other companies in the industry and does not indicate a lack of liquidity. The company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due, and has sufficient financial capacity, including from CSX’s primary revolving credit agreement, to manage its day-to-day cash requirements and anticipated obligations. (See Note 7, Debt and Credit Agreements.)

Credit Ratings

For information relating to the company’s credit ratings, see Note 7, Debt and Credit Agreements, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Credit Risk

The company grants credit to many of its customers without collateral. The risk of customer default is substantially mitigated by the company’s credit evaluation process, ongoing monitoring of outstanding receivable balances and selective use of credit default instruments. Historically, credit losses, as well as the impact from credit default instruments, have been within management’s expectations and were immaterial for the third quarter and nine months of 2006.

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

•

Material changes in domestic or international economic or business conditions, including those affecting the transportation industry such as access to capital markets, ability to revise debt arrangements as contemplated, customer demand, customer acceptance of price increases, effects of adverse economic conditions affecting shippers, and adverse economic conditions in the industries and geographic areas that consume and produce freight;

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

ITEM 4: CONTROLS AND PROCEDURES

As of September 29, 2006, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 29, 2006, the company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

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

CSX CORPORATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	As required by SEC Regulation S-K for the quarter ended September 29, 2006, the following table summarizes:

•

Common shares withheld by CSX on behalf of current and retired employees to settle the employees’ minimum statutory tax obligation on the distribution of shares that were formerly deferred or any restricted stock that has vested;

•	Common shares purchased on the open market to fund the estimated company contribution required to be paid in CSX common stock under the Capital Builder Plan which covers certain union employees; and

•	Common shares purchased on the open market pursuant to share repurchase authority.

Issuer Purchases of Equity Securities
Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(a)
Beginning Balance				$500,000,000
July (July 1, 2006 - July 28, 2006)	288,162	$31.36	260,000	491,950,855
August (July 29, 2006 - August 25, 2006)	5,523,900	$30.10	5,523,900	325,709,055
September (August 26, 2006 - September 29, 2006)	3,230,900	$30.39	3,230,900	227,506,743
Total/Ending Balance	9,042,962	$30.24	9,014,800	$227,506,743

(a) On July 18, 2006, the company announced that the Board of Directors (i) terminated the previously announced $150 million share repurchase authority; and (ii) granted new authority of up to $500 million so that CSX may purchase additional shares of its common stock. CSX began the purchase of shares ($272 million in the third quarter), authorized under this new authority, and intends to use this authority over the next 9 months, at such times as CSX deems appropriate. Year-to-date, the company repurchased $422 million of its common stock including the $150 million repurchased in the second quarter, under the now terminated authority referenced in (i) above.

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

Dated: October 18, 2006