Form 10-K
period 2006-12-29
CSX CORP
filed 2007-02-15
CIK 277948

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2006

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-8022

(Exact name of registrant as specified in its charter)

Virginia		62-1051971

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL	32202	(904) 359-3200

(Address of principal executive offices)	(Zip Code)	Telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, $1 Par Value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

Yes (X) No (    )

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes (    ) No (X)

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

Large Accelerated Filer (X)	Accelerated Filer ( )	Non-accelerated Filer ( )

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes (    ) No (X)

On June 30, 2006 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $15.6 billion (based on the New York Stock Exchange closing price on such date).

There were 436,792,841 shares of Common Stock outstanding on January 31, 2007 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed with respect to its annual meeting of shareholders scheduled to be held on May 2, 2007.

CSX CORPORATION

FORM 10-K

CSX CORPORATION

PART I

Item 1.	Business by Segment

CSX Corporation (“CSX” and, together with its subsidiaries, the “Company”), based in Jacksonville, Florida, is one of the nation’s leading transportation companies. Surface Transportation, which includes the Company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

Rail

CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a rail network of approximately 21,000 route miles, linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec.

In addition to CSXT, the rail segment includes Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (Transflo), CSX Technology, and other subsidiaries. TDSI provides a network of vehicle distribution centers, while Transflo provides access to bulk transloading sites. Technology and other support services are provided by the other subsidiaries.

Intermodal

CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals. Containers and trailers are loaded and unloaded from trains, and trucks provide the link between intermodal terminals and the customer.

Surface Transportation Businesses

The rail and intermodal segments are designated by the Company on a combined basis as Surface Transportation businesses. Together, they serve four primary lines of business, which are as follows:

•

The merchandise business includes the following seven groups: chemicals, emerging markets, forest products, agriculture products, metals, phosphates and fertilizers, and food and consumer. The emerging markets group includes aggregates, processed materials, waste, military cargo, and machinery. The merchandise business line generated approximately 49% of the Company’s total revenue in 2006 and 38% of the Company’s volume.

•

Coal, which delivered approximately 1.9 million carloads of coal, coke and iron ore to electric utilities and manufacturers in 2006, accounted for approximately 25% of the Company’s total 2006 revenue and 26% of the Company’s volume. The Company serves more than 130 coal-loading locations in nine states, including three of the nation’s top four coal-producing states.

•

Automotive, which serves plants in eight states and delivers both finished vehicles and auto parts, generated 9% of the Company’s total revenue in 2006 and 6% of the Company’s volume. Consistent with the overall automotive market, CSXT’s volumes continued to shift from the Big 3 to foreign brands produced domestically.

CSX CORPORATION

PART I

•

Intermodal offers a competitive cost advantage over long-haul trucking by combining the superior economics of rail transportation coupled with the short-haul flexibility of trucks. This service is provided through a network of dedicated terminals across North America. Intermodal shipments, which consist primarily of imported and domestic finished consumer products sold at major retailers, are moved in containers and trailers. For 2006, Intermodal accounted for approximately 15% of the Company’s total revenue and 30% of the Company’s volume.

Other revenue, which includes short-line railroads owned by CSX and demurrage, switching, and other incidental charges, accounted for 2% of the Company’s total 2006 revenue. Demurrage represents charges assessed by railroads when shippers or receivers of freight hold railcars beyond a specified period of time. Switching revenue is generated when CSX switches cars between trains for a customer or another railroad.

Other Businesses

The Company also has certain residual activities from the formerly owned companies that made up the Marine Services segment. These activities include leasing of equipment and vessels. These results are included in consolidated operating income.

CSX’s other holdings include CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, and CSX Real Property, Inc., an organization responsible for the management, sale, lease, acquisition and development of Company properties. The results from these activities are classified as a component of other income as they are not considered by the Company to be operating activities.

Financial Information about Operating Segments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets by segment for each of the last three fiscal years.

Competition

CSX competes within the broader transportation services marketplace. The Company competes directly with truck, barge and other rail transportation providers. Although transportation modes and specific providers are in direct competition, they often work cooperatively to offer services that combine modes. For example, railroads work with truckload carriers to offer door-to-door container and trailer services to shippers.

As global trade continues to grow and supply chains lengthen, ports play an increasingly vital role. This is most evident in the intermodal business, where links to ports and container terminals can be a distinct competitive advantage. As demand for transportation grows, and potentially outpaces the expansion of supply, capacity in key markets will become a competitive advantage.

Shippers typically select transportation providers that offer the most compelling combination of service and price. Service requirements, both in terms of transit time and reliability, vary by shipper and commodity. As a result, the Company’s primary competition varies by commodity and geographic location. The Company’s main rail competitor is Norfolk Southern, which also operates in the eastern United States.

CSX CORPORATION

PART I

Company History

A leader in freight rail transportation for almost 180 years, CSX’s roots date back to the early nineteenth century when the Baltimore and Ohio Railroad (B&O)—the nation’s first common carrier—was chartered in 1827.

CSX was incorporated in November 1978, under the laws of the Commonwealth of Virginia. In November 1980, the Company completed the merger of the Chessie System (“Chessie”) and Seaboard Coast Line Industries (“Seaboard”) into CSX. In July 1986, Chessie and Seaboard operating entities were transferred to the rail entity, CSXT, which was created through the merger. Intermodal was originally formed in 1986.

In May 1997, CSX acquired a 42% economic and 50% voting interest in Conrail, Inc. (“Conrail”). Conrail owned and operated certain properties in the metropolitan New York, Philadelphia and Detroit areas. See Note 17, Related Party Transactions, for additional information.

Other Information

CSX makes available on its website www.csx.com, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, the Company has posted its code of ethics on its website, which is also available to any shareholder who requests it. This Form 10-K and other SEC filings are also accessible through the SEC’s website at www.sec.gov.

The Company has included the certifications of the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) regarding the Company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2, as well as Section 906 of the Act as Exhibits 32.1 and 32.2 to this Form 10-K report. Additionally, CSX filed with the New York Stock Exchange the CEO’s certification regarding the Company’s compliance with their Corporate Governance Listing Standards. These standards are pursuant to Section 303A.12(a), which was dated May 5, 2006. The CEO was not aware of any violations of these standards by the Company as of January 31, 2007 (the latest practicable date that is closest to the filing).

The Company’s annual average number of employees was approximately 36,000 people in 2006. Most of these employees provide transportation services. The information set forth in Item 6. Selected Financial data is incorporated herein by reference.

For additional information concerning business conducted by the Company during 2006, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data—Note 16, Business Segments.

CSX CORPORATION

PART I

Item 1A.	Risk Factors

The following important risk factors could have a materially adverse effect on the Company’s results of operations, financial condition and liquidity, and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements. Although the risks described below are those that management believes are the most significant, these are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently do not deem to be material also may materially affect our business, financial condition or future results of operations.

New legislation or regulatory changes could increase the Company’s cost of operations.

The Company is subject to various regulatory jurisdictions, including the Surface Transportation Board (“STB”) of the United States Department of Transportation (“DOT”), the Federal Railroad Administration of the DOT and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters. Legislation passed by Congress or regulations issued by these agencies can significantly affect the revenues, costs and profitability of the Company’s business. For example, additional regulations related to carbon dioxide could result in reduced coal production and higher expenses related to locomotive emissions, which would adversely affect the Company’s income from operations. Moreover, the Company could be negatively affected by the cost to comply with applicable laws and regulations.

In response to the heightened risk of terrorism, federal, state and local governmental bodies are proposing and beginning to adopt various legislation and regulations relating to security issues that impact the transportation industry, such as the Customs-Trade Partnership Against Terrorism. This voluntary initiative was designed to strengthen a portion of the supply chain for international shipments by requiring minimum security thresholds. Legislation, regulations, or rules enacted by federal, state or local governmental bodies relating to security issues that affect rail and intermodal transportation could negatively impact the Company.

CSXT, as a common carrier by rail, is required to transport hazardous materials, which could expose the Company to significant costs and claims.

Under Federal regulations, CSXT is required to transport hazardous materials under its common carrier obligation. A rail accident involving the transport of hazardous materials could result in significant claims arising from personal injury, property damage, and environmental penalties and remediation.

General economic and geo-political risks may affect the Company’s operations.

Inflation or other changes in general economic conditions that affect demand for rail or intermodal services could adversely affect our results of operations. Abrupt political change or terrorist activity pose a risk of general economic disruption and could require changes in our operations and security arrangements, thus increasing our operating costs. These conditions may lend additional uncertainty to the timing and purchasing decisions by our customers.

Furthermore, fuel prices and supply are influenced by international political and economic circumstances. Although a fuel surcharge recovery program is in place with a considerable number of customers, the Company could be negatively impacted if a fuel supply shortage were to arise, whether due to OPEC or other production restrictions, lower refinery outputs, a disruption of oil imports or otherwise.

CSX CORPORATION

PART I

The Company is subject to environmental laws and regulations that may result in significant costs.

The Company’s operations are subject to wide-ranging federal, state and local environmental laws and regulations concerning, among other things, emissions into the air, discharges into water, the handling, storage, transportation and disposal of waste and other materials, and clean-up of hazardous material or petroleum releases. In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties, adjacent properties and properties owned by third parties or Company predecessors, as well as to properties currently owned and used by the Company.

The Company has been, and may be subject to, allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the clean-up of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs as a result of any of the foregoing, and may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

Future acts of terrorism or war may cause significant disruptions in the Company’s operations.

Terrorist attacks, such as those that occurred in the United States in September 2001, in Spain in March 2004, in England in July 2005, and in India in July 2006, along with any government response to those attacks may adversely affect results of operations. CSXT’s rail lines or other key infrastructure may be direct targets or indirect casualties of acts of terror or war. This could cause significant business interruption and result in increased costs and liabilities and decreased revenues. In addition, insurance premiums charged for some or all of the coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.

Increases in the number and magnitude of property damage and personal injury claims could adversely affect the Company’s operating results.

The Company faces inherent business risk from exposure to property damage, occupational injury claims, and personal injury claims resulting from train accidents, worker injury claims under FELA, and claims from outside parties resulting from the Company’s operations. Although the Company is working diligently to enhance its safety programs and to continue to raise the awareness levels of its employees concerning safety, the Company could experience material property damage or personal injury or occupational claims in the future and it may incur significant costs to defend such claims.

Existing claims may suffer adverse developments not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors outside of the Company’s control. The Company establishes reserves to cover all claims. However, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves.

Network difficulties could have a negative impact on the Company’s rail and intermodal operational efficiency.

CSXT cannot be sure that it will not experience rail network difficulties related to network capacity, dramatic and unplanned increases in demand for rail service, or increased passenger activities in capacity-constrained areas that could have a negative impact on the Company’s operational fluidity.

CSX CORPORATION

PART I

Also, the Company may face external factors such as severe weather conditions and other natural occurrences, including floods, fires, hurricanes and earthquakes, which may disrupt the Company’s operations. For information about the effects of Hurricane Katrina on the Company’s results of operations, financial condition and liquidity, see Note 5, Hurricane Katrina.

The Company may be subject to various claims and lawsuits that could result in significant expenditures.

The Company is subject to various existing lawsuits and potential, future, unknown litigation. The Company may experience material judgments or incur significant costs to defend any such lawsuits. Additionally, existing litigation may suffer adverse development not currently reflected in its reserve estimates as the ultimate outcome of existing litigation is subject to numerous factors outside of the Company’s control. While the Company uses its best efforts to evaluate existing litigation, the final judgments may differ materially from the recorded reserves.

The limited availability of qualified personnel could adversely affect the Company’s operations.

Changes in demographics, training requirements and the availability of qualified personnel, could each have a negative impact on CSXT’s ability to meet demand for rail service. In addition, approximately 27% of the Company’s workforce will be eligible for retirement within the next five years. Increases in demand for qualified personnel and unexpected increases in demand for rail services may aggravate these risks.

Failure to complete negotiations on collective bargaining agreements could result in strikes, work stoppages.

Most of CSXT’s employees are represented by labor unions and are covered by collective bargaining agreements. Generally speaking, these agreements are bargained nationally by the National Carriers Committee. In the rail industry, negotiations have generally taken place over a number of years and previously have not resulted in any extended work stoppages. Over the last 30 years, there were only six days of work stoppage related to labor disputes over national handling. A negotiating process for new collective bargaining agreements started with the issuance of bargaining notices in November 2004 and the outcome of the current round of negotiations is uncertain at this time. The existing agreements will continue to remain in effect until new agreements are reached. Under the Railway Labor Act’s procedures (which include mediation, cooling-off periods, and the possibility of Presidential intervention), neither party may exercise self-help until the procedures are exhausted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties by Segment

Rail Property

CSXT’s properties primarily consist of track and its related infrastructure, locomotives and freight cars. These categories and the geography of the network are described below.

Track and Infrastructure

Serving 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec, the CSXT rail network serves, among other markets, New York, Philadelphia and Boston in the northeast and mid-Atlantic, the southeast markets of Atlanta, Miami and New Orleans, and the Midwestern cities of St. Louis, Memphis and Chicago.

CSX CORPORATION

PART I

CSXT’s track structure includes main thoroughfares connecting terminals and yards (known as mainline track); track within terminals and switching yards; track adjacent to the mainlines used for passing trains; track connecting the mainline track to customer locations; and track that diverts trains from one track to another known as turnouts. Track miles are greater than the Company’s 21,000 route miles, which reflect the size of CSX’s rail network that connects markets, customers, and western railroads. At December 2006, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,629
Terminals and switching yards	9,550
Passing sidings and turnouts	1,018

Total	37,197

In addition to its physical track structure, CSXT operates numerous yards and terminals. These serve as the hubs between the company and its local customers and as sorting facilities where rail cars often are received, re-sorted, and placed onto new outbound trains. The following thirty-six yards are identified as key to the CSXT system:

Rail Yards or Terminals
Birmingham, AL	Detroit, MI
Mobile, AL	Hamlet, NC
Montgomery, AL	Rocky Mount, NC
Baldwin, FL	Buffalo, NY
Moncrief (Jacksonville), FL	Selkirk, NY
Tampa, FL	Syracuse, NY
Atlanta, GA	Cincinnati, OH
East Savannah, GA	Cleveland, OH
Waycross, GA	Columbus, OH
Avon (Indianapolis), IN	Stanley (Toledo), OH
Chicago, IL	Walbridge (Toledo), OH
Evansville, IN	Willard, OH
Louisville, KY	Greenwich (Philadelphia), PA
Russell, KY	Charleston, SC
New Orleans, LA	Florence, SC
Cumberland, MD	Erwin, TN
Curtis Bay (Baltimore), MD	Nashville, TN
Locust Point (Baltimore), MD	Richmond, VA

For a list of Intermodal’s terminals, see page 12.

CSX CORPORATION

PART I

Network Geography

CSXT’s train operations primarily are focused around the following four major transportation networks, which are defined geographically or by line of business and are described below.

Coal Network – Coal is used to generate more than half of the electricity in the United States. The CSXT coal network connects mining operations in nine states with industrial areas in the northeast and mid-Atlantic as well as many river, lake and seaport facilities. These routes also support CSXT’s strong and growing utility market in the southeast.

Southeastern Corridor – This section of the network runs on the western side of CSXT’s system between Chicago and central Florida through the cities of Nashville, Birmingham, and Atlanta. This corridor also connects the vital gateways of Chicago, St. Louis and Memphis with the major markets of the southeast. CSXT’s capacity investment in this corridor clearly strengthens this route and makes it the premier rail route connecting these key cities and gateways with the growing southeast. The corridor extends through the coal reserves of the southern Illinois basin and provides direct rail service between these coal sources and the increasing demand for coal in the southeast. The increase in capacity on this corridor positions CSXT well to handle the projected traffic volumes of intermodal, coal, automotive, and general merchandise traffic.

Interstate 90 (I-90) Corridor – Chicago and metropolitan areas in New York and New England are linked by CSXT’s I-90 Corridor. Much of this route has two lanes of track side-by-side (referred to as double mainline track) supporting high-speed intermodal and automotive services. The I-90 Corridor is also a primary route for import traffic moving across the country, through Chicago and into the population centers in the northeast.

Interstate 95 (I-95) Corridor – Charleston, Jacksonville, Miami and many other cities throughout the growing southeast are connected to the heavily populated northeastern cities of Baltimore, Philadelphia and New York along CSXT’s I-95 Corridor. This route is used for certain portions of CSXT’s merchandise business, which primarily includes food and consumer products along with metals and chemicals.

Locomotives

CSXT operates more than 3,800 locomotives. Freight locomotives are the power source used primarily to pull rail cars. Switching locomotives are used in yards to sort railcars so that the right railcar gets attached to the right train in order to get it to its final destination. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. At December 2006, CSXT’s owned and long-term leased locomotives consisted of the following:

	Locomotives	%
Freight	3,335	87%
Switching	327	8%
Auxiliary Units	189	5%

Total	3,851	100%

CSX CORPORATION

PART I

Freight Car Fleet

CSXT’s freight car fleet consists of five main types of cars. Gondolas support CSXT’s coal and metals markets and provide transport for woodchips and other bulk commodities. Flat cars are used for shipping intermodal containers and trailers, while box cars transport commodities that must be protected from the weather, such as paper products, appliances and building materials. Insulated boxcars deliver food products, canned goods, and certain beverages.

Additionally, CSXT has open-top hoppers, which handle heavy dry bulk commodities such as coal, coke, stone, sand, ores and gravel that are resistant to weather conditions, and covered hoppers, which have a permanent roof. Lighter bulk commodities such as grain, fertilizer, flour, salt, sugar, clay and lime are shipped in large cars called jumbo covered hoppers. Heavier commodities like cement, ground limestone and glass sand are shipped in small cube-covered hoppers. Finally, other cars owned or leased on the network include, but are not limited to, center beam cars for transporting lumber and building products.

At December 2006, CSXT’s owned and long-term leased freight car fleet consisted of the following:

	Freight Cars	%
Gondolas	29,010	29%
Open-top hoppers	20,447	20
Flat cars	19,830	20
Box cars	15,748	15
Covered hoppers	15,256	15
Other cars	1,311	1

Total	101,602	100%

At any point in time, over half of the railcars on the CSXT system are not owned or leased by CSXT. Examples of these are railcars owned by other railroads (which are interchanged to CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars.

Multi-level railcars are used to transport finished motor vehicles, such as sport utility vehicles and light trucks in bi-level cars, while sedans and smaller automobiles are shipped in tri-level cars. Multi-level railcars are owned jointly by participating railroads, and the fleet is managed as a nationwide pool to serve the automobile industry. As noted, in certain markets, CSXT uses railcars supplied by railroad customers. For example, chemical shippers typically supply tank cars for the transportation of hazardous and non-hazardous materials.

CSX CORPORATION

PART I

Intermodal Property

Infrastructure

Intermodal serves 47 terminals in 21 states. These terminals serve as a transfer point between rail and trucks. If the city has more than one terminal, it is indicated by the number next to it.

Intermodal Terminals
Mobile, AL	East St. Louis, MO
Lathrop, CA	Kansas City, MO
Los Angeles/Long Beach, CA (3)	Charlotte, NC
Oakland, CA	North Bergen, NJ
San Diego, CA	Buffalo, NY
Jacksonville, FL	New York, NY/NJ (3)
Orlando, FL	Syracuse, NY
Tampa, FL	Cincinnati, OH
Atlanta, GA (2)	Cleveland, OH
Savannah, GA	Columbus, OH (2)
Chicago, IL (2)	Portland, OR
Evansville, IN	Philadelphia, PA
Indianapolis, IN	Charleston, SC
New Orleans, LA	Kingsport, TN
Baltimore, MD	Memphis, TN (2)
Boston, MA	Nashville, TN
Springfield, MA	Portsmouth, VA
Worcester, MA (3)	Seattle, WA
Detroit, MI

Equipment

Intermodal equipment consists primarily of containers, trailers, and chassis. Containers are weather-proof designed boxes used for bulk shipment of freight, and chassis are the wheeled support framework for a container that allows it to be attached to a tractor. All of CSX’s chassis are leased. CSX also has other types of equipment such as doublestack railcars, which are railcars that allow for two containers to be mounted one above the other.

At December 29, 2006, Intermodal owned or long-term leased equipment consisted of the following:

	Equipment	0%
Containers	13,705	30%
Chassis	30,826	69%
Other	433	1%

Total	44,964	100%

CSX CORPORATION

PART I

Item 3.	Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. For more information on these legal proceedings including environmental remediation matters, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates—Casualty, Environmental and Legal Reserves” and Item 8. Financial Statements and Supplementary Data—Note 7, Commitments and Contingencies under the caption “Other Legal Proceedings.”

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2006.

Executive Officers of the Registrant

Executive officers of CSX are elected by the CSX Board of Directors and generally hold office until the next annual election of officers. There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected. As of December 29, 2006, the executive officers are:

Name and Age	Business Experience During Past 5 Years
Michael J. Ward, 56

Mr. Ward was elected as Chairman of the Board, President and CEO of CSX, in January 2003 and as President in July 2002. He began his career with one of CSX’s predecessor railroads in 1977. He has served CSX Transportation, Inc., the Company’s rail subsidiary, as President since November 2000 and as President and Chief Executive Officer since October 2002. Previously, Mr. Ward served CSXT as Executive Vice President—Operations from April through November 2000. Mr. Ward has a long tenure with CSXT’s railroad business, where he headed up CSXT’s coal business unit, managed the planning of the Conrail merger, and was the railroad’s Chief Financial Officer.

Oscar Munoz, 47

Mr. Munoz has served as Executive Vice President and CFO of CSX and CSXT since May 2003. Before May 2003, Mr. Munoz served as CFO and Vice President, Consumer Services, AT&T Corporation, from January 2001 to May 2003. He brings significant experience from industries outside of transportation, having served as Senior Vice President—Finance & Administration, Qwest Communications International, Inc.; and as CFO & Vice President, U.S. West Retail Markets as well as leadership assignments at PepsiCo and Coca-Cola.

Tony L. Ingram, 60

Mr. Ingram has served as Executive Vice President and Chief Operating Officer of CSXT since March 2004. He has been intimately involved in the railroad business for 36 years both at CSX and at another railroad. Before March 2004, Mr. Ingram served as Senior Vice President—Transportation, Network and Mechanical, Norfolk Southern Corporation, from February 2003 to March 2004; and Vice President, Transportation—Operations from March 2000 to February 2003.

CSX CORPORATION

PART I

Name and Age	Business Experience During Past 5 Years
Clarence W. Gooden, 55

Mr. Gooden has been the Executive Vice President and Chief Commercial Officer of CSX and CSXT since April 2004. Mr. Gooden has also served as Senior Vice President—Merchandise Service Group, CSXT from 2002 to 2004. Mr. Gooden’s strategic acumen can be attributed to his cross functional roles in both operations and sales and marketing side of the business. Prior to 2002, Mr. Gooden served as President of Intermodal. Previously he served as Senior Vice President—Coal Service Group, in several Vice President roles in System Transportation, Network Operations and Transportation Field Operations and Northern Region General Manager for CSXT.

Ellen M. Fitzsimmons, 46

Ms. Fitzsimmons has been the Senior Vice President—Law and Public Affairs of CSX and CSXT since December 2003. She also serves as the Corporate Secretary. Ms. Fitzsimmons’ broad responsibilities over her long career at CSX have included key roles in major risk and governance-related areas. Ms. Fitzsimmons served as Senior Vice President—Law and Corporate Secretary from May to December 2003 and as Senior Vice President—Law from February 2001 to May 2003. Prior to joining CSX as Senior Counsel in 1991, Ms. Fitzsimmons was an associate with the Hunton & Williams law firm.

Robert J. Haulter, 53

Mr. Haulter has served as Senior Vice President—Human Resources and Labor Relations of CSX and CSXT since December 2003. Mr. Haulter has served in several leadership positions with CSX and CSXT over his many years at CSX. Before December 2003, he was Senior Vice President—Human Resources at CSX and Vice President—Human Resources—CSXT. He also served as Assistant Vice President at CSXT from 1994 to 2000 in: Performance Improvement, Integration Planning, Strategic Development and Operations Support.

Carolyn T. Sizemore, 43

Mrs. Sizemore has served as Vice President and Controller of CSX and CSXT since April 2002. Prior to April 2002, Ms. Sizemore served CSX as Assistant Vice President and Assistant Controller from July 2001 to April 2002. Mrs. Sizemore has a long history in the finance and audit-related areas of CSX. She joined the Company in 1989 and served in a variety of roles including Manager—Corporate Accounting, Director—Budgets and Performance Analysis, and Senior Director—Financial and Strategic Measures.

CSX CORPORATION

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases	of Equity Securities

Market Information

CSX’s common stock is listed on the New York Stock Exchange and trades with unlisted privileges on the Midwest, Boston, Cincinnati, Pacific and Philadelphia stock exchanges. The official trading symbol is “CSX.”

Description of Common and Preferred Stock

A total of 600 million shares of common stock is authorized, of which 437,763,589 shares were outstanding as of December 29, 2006. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights. At January 31, 2007, the latest practicable date, there were 48,098 common stock shareholders of record. Weighted average common shares outstanding used in the calculation of diluted earnings per share was approximately 466 million as of December 29, 2006, and is expected to increase in 2007 due to anticipated stock option exercises and other incentive programs, offset by share repurchases to the extent authorized and completed. (See Note 2, Earnings Per Share.)

A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock as required by SEC Regulation S-K. All dividends and common stock prices were adjusted to reflect CSX’s two-for-one stock split in August 2006.

	Quarter
	1st	2nd	3rd	4th	Year
2006
Dividends	$0.065	$0.065	$0.100	$0.100	$0.330
Common Stock Price
High	$30.20	$37.33	$35.58	$38.30	$38.30
Low	$24.29	$30.05	$28.60	$32.51	$24.29
2005
Dividends	$0.050	$0.050	$0.050	$0.065	$0.215
Common Stock Price
High	$21.77	$22.05	$23.45	$25.80	$25.80
Low	$18.45	$19.01	$21.24	$21.35	$18.45

CSX CORPORATION

PART II

Stock Performance Graph

The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2001 is illustrated on the graph below. The Company references the Standard & Poor 500 Stock Index and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.

CSX CORPORATION

PART II

CSX Purchases of Equity Securities

The Company is required to disclose any purchases of its own common stock for the most recent quarter. CSX purchases its own shares for three primary reasons: as part of a share repurchase program; to fund the company contribution required to be paid in CSX common stock under 401(k) plans which cover certain union employees; or to meet employees’ minimum statutory tax obligation on the distribution of shares that were formerly deferred or the vesting of restricted stock.

During the fourth quarter, CSX bought back shares as part of the share repurchase program and to meet minimum statutory tax obligations. In July 2006, the Board of Directors granted new authority of up to $500 million so that CSX could purchase additional shares of its common stock and terminated the previously completed $150 million share repurchase authority. In 2006 for the full year, $465 million, or 14.5 million shares, were repurchased under these two programs.

On February 14, 2007, the Board of Directors: (i) terminated the unused portion under the $500 million share repurchase authority; and (ii) granted new authority of up to $2.0 billion so that CSX may purchase additional shares of its common stock. CSX intends to complete the purchase of shares from time to time by the end of 2008.

Share repurchase activity for the fourth quarter of 2006 was as follows:

	CSX Purchases of Equity Securities for the quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
Beginning fourth quarter balance				$227,506,743
October (September 30, 2006 – October 27, 2006)	340,300	$32.74	340,300	$216,365,242
November (October 28, 2006 – November 24, 2006)	23,600	$35.40	23,600	$215,529,823
December (November 25, 2006 – December 29, 2006)	918,284	$34.67	912,100	$183,902,865
Total/Ending Balance	1,282,184	$34.17	1,276,000	$183,902,865

(a) The difference in total shares purchased as part of publicly announced plans and the total number of shares purchased for the quarter is due to 6,184 shares being purchased to meet minimum statutory tax obligations.

(b) The beginning balance for the fourth quarter of $228 million represents the $500 million authority level (as granted in July 2006) less the third quarter repurchases of $272 million.

CSX CORPORATION

PART II

Item 6.	Selected Financial Data

Selected financial data and significant events related to the Company’s financial results for the last five fiscal years are listed below. All periods have been retroactively restated to reflect the stock split.

	Fiscal Years
(Dollars in Millions, Except Per Share Amounts)	2006	2005	2004	2003	2002
Earnings From Continuing Operations
Operating Revenue	$9,566	$8,618	$8,040	$7,573	$7,916
Operating Expense	7,428	7,068	7,040	7,053	6,897
Operating Income	$2,138	$1,550	$1,000	$520	$1,019
Earnings from Continuing Operations	$1,310	$720	$418	$137	$410

Earnings Per Share:
From Continuing Operations	$2.98	$1.67	$0.97	$0.32	$0.96
From Continuing Operations, Assuming Dilution	2.82	1.59	0.94	0.31	0.92
From Cumulative Effect of Accounting Change	—	—	—	0.13	(0.10)
From Cumulative Effect of Accounting Change, Assuming Dilution	—	—	—	0.13	(0.10)

Financial Position
Cash, Cash Equivalents and Short-term Investments	$900	$602	$859	$368	$264
Total Assets	25,129	24,232	24,605	21,760	20,951
Long-term Debt	5,362	5,093	6,248	6,886	6,519
Shareholders’ Equity	8,942	7,954	6,811	6,448	6,241

Other Data Per Common Share
Dividend Per Share	$0.330	$0.215	$0.200	$0.200	$0.200

Employees — Annual Averages
Rail	32,987	32,033	32,074	32,892	33,468
Other	3,018	3,076	3,833	4,624	6,471
Total	36,005	35,109	35,907	37,516	39,939

Significant Events

2006	—	Two-for-one split of the Company’s common stock effective August 2006. An increase in the quarterly post-split dividend to $.10. (See Note 2, Earnings Per Share.)

	—	Recognized gains of $168 million before tax, or $104 million after tax, on insurance recoveries from claims related to Hurricane Katrina. (See Note 5, Hurricane Katrina.)

—

Recognized an income tax benefit of $151 million primarily related to the resolution of certain tax matters, including resolution of ordinary course federal audits for 1994 –1998. (See Note 13, Income Taxes.)

2005	—

Recognized a charge of $192 million pretax, $123 million after tax, to repurchase $1.0 billion of outstanding debt, for costs of the increase in current market value above original issue value. (See Note 9, Debt and Credit Agreements.)

	—	Recognized an income tax benefit of $71 million for the Ohio legislative change to gradually eliminate its corporate franchise tax. (See Note 13, Income Taxes.)

CSX CORPORATION

PART II

Significant events, continued:

—

Recognized a benefit of $38 million pretax, $23 million after tax, due to a change in estimate related to unasserted liability exposure for asbestos and other occupational claims. (See Note 6, Casualty, Environmental, and Other Reserves.)

2004	—	Recognized a charge of $71 million pretax, $44 million after tax, for separation expenses related to the management restructuring. (See Note 15, Management Restructuring.)

—

Revenues, operating expenses and after-tax income included approximately $63 million, $35 million and $6 million, respectively, representing consolidation of a short-line railroad previously accounted for under the equity method, in conjunction with adoption of FASB Interpretation 46, Consolidation of Variable Interest Entities. Net equity earnings of approximately $4 million were included in other income in 2003.

	—	Completed a corporate reorganization of Conrail that resulted in the direct ownership of certain Conrail assets by CSXT. (See Note 17, Related Party Transactions.)

2003	—

Recognized income of $93 million pretax, $57 million after tax, as a cumulative effect of accounting change, for the reversal of the accrued liability for crosstie removal costs in conjunction with the adoption of SFAS 143, Accounting for Asset Retirement Obligations.

—

Conveyed most of its interest in its domestic container-shipping subsidiary, CSX Lines, for approximately $300 million in cash and securities. A deferred gain of approximately $127 million pretax resulting from the transaction is being recognized over the 12-year sub-lease term through 2014 during which the Company continues to sublease vessels and equipment to Horizon.

—

Recognized a charge of $232 million pretax, $145 million after tax, in conjunction with the change in estimate of casualty reserves to include an estimate of incurred but not reported claims for asbestos and other occupational injuries to be received over the next seven years.

—

Recognized a charge of $108 million pretax, $67 million after tax, for two settlement agreements with Maersk that resolved all material disputes pending between the companies arising out of the 1999 sale of the international container-shipping assets.

—

Recognized a charge of $34 million pretax, $21 million after tax, as the initial charge for separation expenses related to the management restructuring announced in 2003. In addition, the Company recorded a credit of $22 million pretax, $13 million after tax, related to revised estimates for railroad retirement taxes and the amount of benefits that will be paid to individuals under the 1991 and 1992 separation plans. The net restructuring charge of $22 million, $13 million after tax, includes these items.

2002	—

Recognized a charge of $83 million pretax, $43 million after tax, to write down indefinite lived intangible assets as a cumulative effect of an accounting change including consideration of minority interest with the adoption of SFAS 142, Goodwill and Other Intangible Assets.

CSX CORPORATION

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

COMPANY OVERVIEW

CSX, which is based in Jacksonville, Florida, is one of the nation’s leading transportation companies. Surface Transportation, which includes the Company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers. CSX’s principal operating company, CSXT, operates the largest railroad in the eastern United States with a rail network of approximately 21,000 route miles, linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec. Intermodal, one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.

CSX’s other holdings include CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, and CSX Real Property, Inc., an organization responsible for the management, sale, lease, acquisition and development of company properties.

2006 CSX HIGHLIGHTS

SURFACE TRANSPORTATION

•	Revenue grew 11%, or $948 million, to $9.6 billion.

•	Expenses increased $371 million, net of a $168 million gain on insurance recoveries.

•	Operating income increased $577 million to $2.1 billion.

•	Service and safety measurements improved in all categories.

Revenue increased 11% from a year ago driven by strong yield management initiatives on flat volumes. Continued pricing efforts, fuel surcharge increases and favorable traffic mix contributed approximately 50%, 30% and 20%, respectively, of the increase in revenue per unit of 11%. The Company was able to achieve the substantial pricing gains due to a strong industrial economy coupled with a shortage of rail, truck and barge capacity. Approximately 85% of CSX’s revenue was subject to fuel surcharges or cost escalation clauses, which include a fuel element.

Certain revenue markets had strong volume increases, while others were flat or down causing overall volume to be flat compared to last year. Coal, agricultural products, and emerging markets volumes were higher than a year ago. These gains were offset by volume declines in the automotive, phosphates and fertilizers, and forest products markets.

Expenses increased primarily due to higher fuel costs. This was driven by a $194 million decrease in fuel hedge benefits, which directly reduce fuel expense. In addition, there was a 13% increase in the average price per gallon of diesel fuel in 2006. Other expense increases were mostly offset by a $168 million gain on insurance recoveries from Hurricane Katrina.

For additional detailed information, refer to Rail and Intermodal Results of Operations discussions on pages 30 and 32, respectively.

CSX CORPORATION

PART II

The Company’s continued focus on safety initiatives and operating plan execution helped all service measurements improve compared to last year. Within the service measures, the key safety measures (personal injury and train accident frequency) improved by more than 20% each in 2006. These improvements were driven by continued focus on safety leadership and train accident prevention processes. Both use training, awareness, compliance measurement and root cause analysis to prevent incidents and create a safer work environment.

Additionally, CSX produced improvement in train operations and asset utilization which drove improvements of about 50% in both on-time originations and on-time arrivals. Another measure of network fluidity is velocity, which increased 3% for 2006. More important was the consistent week to week velocity, which indicates the network delivered more reliable service to its customers. The table below shows these key measurements and resources.

RAIL OPERATING STATISTICS

		Fiscal Years
		2006(a)	2005	Improvement %
Service Measurements	Personal Injury Frequency Index (Per 200,000 man hours)	1.39	1.77	21%
	FRA Train Accidents Frequency (Per million train miles)	3.35	4.41	24
	On-Time Originations	76.0%	51.1%	49
	On-Time Arrivals	62.7%	40.1%	56
	Average System Dwell Time (hours)(b)	25.6	29.7	14
	Average Total Cars-On-Line	224,680	233,118	4
	Average Velocity, All Trains (miles per hour)	19.8	19.2	3
	Average Recrews (per day)	59	68	13%

				Increase/ (Decrease)
Resources	Route Miles	21,114	21,357	(1)%
	Locomotives (owned and long-term leased)	3,851	3,788	2
	Freight Cars (owned and long-term leased)	101,602	103,544	(2)%

(a)	Amounts for 2006 are estimated.

(b)

In October 2005, the Association of American Railroads adopted a new dwell calculation in an effort to standardize reporting across U.S. railroads. Beginning in 2007 and going forward, CSXT will adopt this new method. If CSXT had used this new method in 2006, average system dwell time would have been 25.1 hours vs 25.6 hours reported above.

OTHER ITEMS

Free cash flow for 2006 was $361 million which was a decrease of $669 million from a year ago. Last year’s amount included $1.0 billion from the disposition of the International Terminals business. Excluding that one time item, free cash flow compared to a year ago was higher from better earnings net of higher capital investments. Cash provided by operating activities (GAAP measure) is reconciled to free cash flow (non-GAAP measure) on page 23.

Consolidated capital expenditures increased $503 million to $1.6 billion in 2006 compared to the prior year. Surface Transportation core capital expenditures of $1.4 billion were the largest components of the total and of the increase. This increase was primarily due to capital expansion projects. These additions were primarily for track and infrastructure with the remainder spent on locomotives, freight cars and other items, which include technology and facilities for growth. Also included in the year-over-year increase was the replacement of property damaged by Hurricane Katrina.

CSX CORPORATION

PART II

The Company also announced 3 major events in 2006. A two-for-one split of its common stock was approved by the CSX Board of Directors. The Company also increased its quarterly post-split dividend to $0.10, which represented an increase of 54% on a per share basis. Last, CSX announced a $500 million share repurchase program to be completed within the first six months of 2007, at such times as CSX deems appropriate.

2007 EXPECTATIONS

The Company bases its performance expectations on external forecasts for economic indicators such as gross domestic product, industrial production and overall import levels. The indicators that influence CSX’s businesses are expected to be favorable in 2007, but at lower growth rates than the last two years. Considering these and other factors, the Company believes that its business environment remains strong and will support consistent, continuous financial improvements for the next several years.

While changes in the macro economy can impact CSX’s financial results, the Company’s revenues are derived from fairly diversified sources, and this provides stability as specific economic sectors fluctuate.

The nation’s increasing need to transport a substantially greater number of imported products across North America, combined with the significant cost and environmental advantages of rail versus truck transportation, should support continued pricing strength in the Company’s Surface Transportation businesses. In addition, recent and continued improvements in the Company’s operations and infrastructure are expected to result in volume growth and higher margins over time.

Considering the Company’s solid overall business environment, along with momentum in its underlying business performance, CSX expects that its financial performance in 2007 will be consistent with its long-term financial targets, which include compounded annual growth rates (“CAGR”) as shown below:

Long-term Financial Targets	2006-2010 CAGR

• Revenue Growth	4% - 6%

• Surface Transportation Operating Income Growth	10% - 12%

• Earnings Per Share Growth	12% - 14%

• Free Cash Flow Growth	10% - 12%

To reinforce its long-term vision, the Company’s capital budget is expected to be $1.4 billion in 2007. Approximately 76% is being allocated to maintaining existing rail infrastructure and expanding capacity in key corridors. The remaining 24% is being invested in locomotives and freight cars, along with certain technology improvements. The Company anticipates using cash from operations to fund these projects. Additionally, CSX anticipates free cash flow of approximately $500 million in 2007. See page 23 for how free cash flow is calculated.

CSX CORPORATION

PART II

In January 2007, the Surface Transportation Board (“STB”) announced its new policy on railroad fuel surcharges that will govern shipments regulated by the STB, commonly referred to as tariff movements. The STB determined that in the future, fuel surcharges should be based on movement-specific factors, such as distance and/or weight, rather than as a percentage of revenue. Most of CSXT’s shipments are not regulated by the STB ruling; however the Company is analyzing the application of a movement-specific fuel surcharge to both its regulated and non-regulated shipments. At this time, CSX does not believe this will result in a significant change to future revenue, but is still evaluating the overall impact.

On February 14, 2007, CSX announced a $2.0 billion share repurchase program and an increased quarterly dividend on the Company’s common stock of 20% to $0.12 per share. The Company intends to complete the repurchase program by the end of 2008. This new authority also terminated the unused portion under the previously announced $500 million program.

Free Cash Flow

Free cash flow is considered a non-GAAP financial measure under SEC Regulation G, Disclosure of Non-GAAP Measures. Management believes, however, that free cash flow is important in evaluating the Company’s financial performance and measures an ability to generate cash without incurring additional external financing. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities.

Free cash flow is calculated by generally taking cash from operations and subtracting property additions, dividends paid and certain other investing activities. These other investing activities include proceeds from sale of businesses, insurance proceeds and other items. Also, added to free cash flow is CSX’s 42% economic interest in Conrail’s free cash flow which is not consolidated in CSX amounts. Other deposits, which are included in cash provided by operating activities, are not included in the Company’s free cash flow because these deposits represent assets that are set aside for certain future debt payments.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2006	2005	Change
(Dollars in Millions)

Net cash provided by operating activities	$2,058	$1,110	$948

Property additions (a)	(1,639)	(1,136)	(503)
Other investing activities	151	69	82
Proceeds from sale (b)	—	998	(998)
Dividends	(145)	(93)	(52)
Other deposits	(68)	(21)	(47)
Conrail free cash flow	4	103	(99)

Free Cash Flow	$361	$1,030	$(669)

(a) Property additions have increased since prior year due to capital expansion projects and the replacement of property damaged by Hurricane Katrina.

(b) Proceeds from sale in 2005 are for the International Terminals’ disposition.

CSX CORPORATION

PART II

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

•	Labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	The outcome of litigation and claims, including those related to environmental contamination, personal injuries and occupational illnesses;

CSX CORPORATION

PART II

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

•	Changes in fuel prices, surcharges for fuel and the availability of fuel; and

•	Competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

FINANCIAL RESULTS OF OPERATIONS

2006 vs. 2005 Consolidated Results of Operations

Both fiscal years 2006 and 2005 consisted of 52 weeks ending on December 29, 2006 and December 30, 2005, respectively.

	CONSOLIDATED
(Dollars in Millions)	2006	2005	$ Change	% Change
Operating Revenue	$9,566	$8,618	$948	11%
Operating Expense	7,428	7,068	360	5

Operating Income	2,138	1,550	588	38
Other Income	95	101	(6)	(6)
Debt Repurchase	—	(192)	192	(100)
Interest Expense	(392)	(423)	31	(7)
Income Tax Expense	(531)	(316)	(215)	68
Discontinued Operations - Net of Tax	—	425	(425)	(100)

Net Earnings	$1,310	$1,145	$165	14%

Prior periods have been reclassified to conform to the current presentation.

Operating Revenue

Operating Revenue increased $948 million in 2006 to $9.6 billion, compared to $8.6 billion for the prior year. The primary components of the revenue gain were continued yield management and the Company’s fuel surcharge program, which drove revenue per unit across all major markets.

CSX CORPORATION

PART II

Operating Income

Operating Income increased $588 million to $2.1 billion in 2006, which was driven by increased operating revenues. These revenue gains and gains on insurance proceeds from Hurricane Katrina were partially offset by increases in fuel expense caused by higher fuel prices and lower hedge benefits.

Other Income

Other Income decreased $6 million to $95 million in 2006. This change was driven primarily by lower real estate sales, which was partially offset by a non-cash gain on additional Conrail property value received in connection with the 2004 Conrail spin-off transaction.

Interest Expense

Interest Expense decreased $31 million to $392 million in 2006 compared to the prior year. There was lower interest expense from lower average debt balances for 2006 (due to a $1.0 billion debt repurchase in mid-2005). However, this savings was partially offset by higher variable interest rates.

Income Tax Expense

Income Tax Expense increased $215 million to $531 million in 2006 as a result of higher earnings. This increase was partially offset by the net impact of favorable resolutions of certain tax matters in 2006 that were higher than benefits last year.

Net Earnings

Net Earnings for 2006 increased $165 million to $1.3 billion, with Earnings Per Share up $.30 to $2.82 per diluted share for the prior year. This increase was primarily due to the following factors:

•	Driven by Surface Transportation results, Earnings from Continuing Operations were up $590 million, or $1.23 per diluted share;

•	Offsetting this increase was Income from Discontinued Operations, net of tax, of $425 million, or $.93 per diluted share, as a result of the sale of CSX’s International Terminals business in 2005.

CSX CORPORATION

PART II

2005 vs. 2004 Consolidated Results of Operations

CSX follows a 52/53 week fiscal reporting calendar.

Fiscal year 2005 consisted of 52 weeks ending on December 30, 2005.

Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004.

	CONSOLIDATED
(Dollars in Millions)	52 Weeks 2005	53 Weeks 2004	$ Change	% Change
Operating Revenue	$8,618	$8,040	$578	7%
Operating Expense	7,068	7,040	28	—
Operating Income	1,550	1,000	550	55

Other Income	101	72	29	40
Debt Repurchase	(192)	—	(192)	NM
Interest Expense	(423)	(435)	12	(3)
Income Tax Expense	(316)	(219)	(97)	44
Discontinued Operations–Net of Tax	425	(79)	504	(638)
Net Earnings	$1,145	$339	$806	238%

Prior periods have been reclassified to conform to the current presentation.

NM—not meaningful

Operating Revenue

Operating Revenue increased $578 million in 2005 to $8.6 billion, compared to $8.0 billion for the prior year as continued yield management efforts coupled with the Company’s fuel surcharge program drove revenue per unit improvements across all major markets.

Operating Income

Operating Income increased $550 million to $1.6 billion in 2005, as a result of increased operating revenue. Operating expenses remained relatively flat compared to the prior year.

Other Income

Despite the absence of the $16 million net non-cash gain (after tax) related to the Conrail spin-off transaction, Other Income increased $29 million to $101 million in 2005, primarily as a result of gains from real estate sales.

Interest Expense

Interest Expense decreased $12 million to $423 million in 2005 compared to the prior year. In June 2005, CSX repurchased $1.0 billion of its publicly-traded notes. As a result of the debt repurchase, interest expense was reduced. The savings (from June through December) were mostly offset by rising variable interest rates.

Income Tax Expense

Income Tax Expense increased $97 million to $316 million in 2005, as a result of higher Earnings from Continuing Operations. Additionally, the effective income tax rate decreased from 34% in 2004 to 30% in 2005 primarily due to legislative changes in Ohio that will gradually eliminate the Ohio corporate franchise tax.

CSX CORPORATION

PART II

Net Earnings

Net Earnings for 2005 increased $806 million to $1.1 billion, with Earnings Per Share also up significantly by $1.76 per diluted share to $2.52 per diluted share compared to prior year. The increase was primarily due to the following factors:

•	Driven by Surface Transportation results, Earnings from Continuing Operations were up $302 million, or $0.65 per diluted share;

•

Also, Income from Discontinued Operations, net of tax, was up $504 million, or $1.11 per diluted share compared to the prior year. In 2005, CSX recognized $428 million after tax as a result of the sale of its International Terminals business. Discontinued Operations for 2004 was a net loss of $79 million, which included International Terminals’ net earnings as well as additional income tax expense of $97 million related to undistributed foreign earnings.

CSX CORPORATION

PART II

2006 vs. 2005 Surface Transportation Results of Operations

Both fiscal years 2006 and 2005 consisted of 52 weeks ending on December 29, 2006 and December 30, 2005, respectively.

SURFACE TRANSPORTATION DETAIL (Unaudited)

(Dollars in Millions)

Fiscal Year

	Rail		Intermodal		Surface Transportation		Increase/ (Decrease)
	2006	2005	2006	2005	2006	2005
Revenue	$8,154	$7,256	$1,412	$1,362	$9,566	$8,618	$948
Operating Expense:
Labor and Fringe	2,840	2,777	82	79	2,922	2,856	66
Materials, Supplies and Other	1,697	1,584	192	200	1,889	1,784	105
Depreciation	818	779	38	39	856	818	38
Fuel	1,112	783	—	—	1,112	783	329
Equipment and Other Rents	382	400	130	133	512	533	(21)
Inland Transportation	(462)	(433)	704	663	242	230	12
Conrail Rents, Fees and Services	75	65	—	—	75	65	10
Gain on Insurance Recoveries	(166)	—	(2)	—	(168)	—	(168)
Total Expense	6,296	5,955	1,144	1,114	7,440	7,069	371
Operating Income	$1,858	$1,301	$268	$248	$2,126	$1,549	$577
Operating Ratio	77.2%	82.1%	81.0%	81.8%	77.8%	82.0%
Total Assets	$24,077	$23,182	$276	$305

SURFACE TRANSPORTATION VOLUME AND REVENUE

Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)

Fiscal Year

	Volume			Revenue			Revenue Per Unit
	2006	2005	% Change	2006	2005	% Change	2006	2005	% Change
Chemicals	528	533	(1)%	$1,210	$1,089	11%	$2,292	$2,043	12%
Emerging Markets	524	505	4	580	513	13	1,107	1,016	9
Forest Products	404	439	(8)	773	717	8	1,913	1,633	17
Agricultural Products	397	357	11	681	550	24	1,715	1,541	11
Metals	364	361	1	673	570	18	1,849	1,579	17
Phosphates and Fertilizers	362	444	(18)	354	351	1	978	791	24
Food and Consumer	245	249	(2)	477	438	9	1,947	1,759	11
Total Merchandise	2,824	2,888	(2)	4,748	4,228	12	1,681	1,464	15
Coal	1,798	1,726	4	2,259	1,992	13	1,256	1,154	9
Coke and Iron Ore	94	83	13	119	88	35	1,266	1,060	19
Total Coal	1,892	1,809	5	2,378	2,080	14	1,257	1,150	9
Automotive	463	488	(5)	847	844	—	1,829	1,730	6
Other	—	—	—	181	104	74	—	—	—
Total Rail	5,179	5,185	—	8,154	7,256	12	1,574	1,399	13
International	1,281	1,274	1	580	545	6	453	428	6
Domestic	898	891	1	786	766	3	875	860	2
Other	—	—	—	46	51	(10)	—	—	—
Total Intermodal	2,179	2,165	1	1,412	1,362	4	648	629	3
Total Surface Transportation	7,358	7,350	—%	$9,566	$8,618	11%	$1,300	$1,173	11%

For both tables, prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION

PART II

2006 vs. 2005 Rail Results of Operations

Rail Operating Revenue

CSXT categorizes rail revenue in three main lines of business: merchandise, coal, and automotive. Revenue for CSXT increased $898 million, or 12%, to $8.2 billion in 2006 from a year ago. Continued yield management and fuel surcharge were the primary drivers of revenue per unit gains.

Merchandise

Chemicals – Revenue and revenue per unit improved by capitalizing on a continued strong pricing environment. Overall volume was down slightly because high raw material costs continued to negatively affect the U.S. chemical industry’s competitiveness and in turn, CSX volumes.

Emerging Markets – Growth was driven by increased shipments of municipal waste, military, and aggregate products (which include rocks and sand). Revenue per unit also improved due to strong pricing actions.

Forest Products – Shipment of building products and printing paper slowed due to the decline in residential housing starts and electronic media conversion. However, revenue and revenue per unit improved due to a favorable pricing environment.

Agriculture Products – Strong domestic demand in feed grain, soybean, ethanol, and export shipments supported volume and revenue per unit. In addition, strong export demand for grain and increased shipments of beans helped volume growth.

Metals – Revenue and revenue per unit increased due to continued pricing gains and fuel surcharge coverage. Volume increased slightly driven by strong steel demand in the energy and non-residential construction end-markets. These gains were partially offset by lower demand for steel in the automotive sector.

Phosphates and Fertilizers – Volume declined from lower export shipments due to increased international phosphate production which caused several domestic phosphate plants to close. Favorable mix coupled with price increases resulted in significantly improved revenue per unit.

Food and Consumer – Volume growth in alcoholic beverages, canned goods, and rice and beans was offset by softness in building products, perishables, and the appliance markets. Strong pricing actions, and a focus on longer, more profitable shipments increased revenue and revenue per unit.

Coal

Revenue and volume improvements were due to increased shipments of utility and export coal. Utility companies built up their inventories which was a major contributor to CSX’s volume growth. Revenue per unit increased due to the continued favorable pricing environment and increased fuel surcharge coverage.

Automotive

Volume declined due to a reduction in North American light vehicle production. Consistent with the overall automotive market, CSX’s volumes continued to shift from the Big 3 to foreign brands produced domestically. Revenue per unit was favorable due to prices increases and fuel surcharge.

CSX CORPORATION

PART II

Rail Operating Expense

Total rail operating expenses for 2006 increased $341 million, or 6%, to $6.3 billion compared to the prior year. The description of what is included in each category as well as significant year over year changes are described below.

Labor and Fringe expenses include employee compensation and benefit programs. These expenses are primarily affected by inflation, headcount, wage rates, incentives earned, healthcare plan costs and inflation, and pension and other post-retirement plan expenses. These expenses increased $63 million, primarily due to wage and benefit inflation and increased staffing in rail operations.

Materials, Supplies and Other expenses consist primarily of materials and contracted services to maintain infrastructure and equipment and for terminal services at intermodal and automotive facilities. This category also includes costs related to personal injury claims, environmental remediation, derailments, utilities, non-locomotive fuel, property and sales taxes and professional services. These costs increased by $113 million in 2006 primarily due to materials inflation, along with prior year casualty favorable adjustments and supplier reimbursements that were not repeated. These costs were partially offset by productivity gains from improved operations, such as efficient use of locomotives.

Depreciation expense primarily relates to capital costs for locomotives, railcars, and track structure, which includes rail, ties, and other track material. This expense is impacted primarily by the capital expenditures made each year. This expense increased $39 million due to a larger asset base related to higher capital spending.

Fuel expense includes locomotive diesel fuel. This expense is driven by the market price and locomotive consumption of diesel fuel offset by the effects of any hedging activities. This expense increased $329 million primarily due to reduced hedge benefit from the expiration of the fuel hedge program as well as higher fuel prices.

Equipment and Other Rents primarily includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of CSXT equipment. This category of expenses also includes lease expenses primarily for locomotives, railcars, containers and trailers, office and other rentals. These expenses decreased $18 million due mainly to improvement in operational fluidity, which drove improvements in asset utilization.

Inland Transportation expense included in the rail segment amounts paid to CSXT from Intermodal for shipments on CSXT’s network. These intercompany charges are eliminated in consolidated results.

Conrail Rents, Fees and Services include transportation, switching and terminal service charges paid to Conrail for the shared area, purchase price amortization relating to the Conrail purchase, and CSX’s 42% share of Conrail’s income. The $10 million increase in expense was primarily due to prior year federal income tax benefits that were recognized by Conrail but not repeated in 2006.

Gain on Insurance Recoveries includes gains on insurance recoveries related to Hurricane Katrina. The $166 million for 2006 represented cash received for lost profits and higher replacement value of property compared to the value of the property that was damaged, after consideration of the Company’s insurance deductible.

CSX CORPORATION

PART II

2006 vs. 2005 Intermodal Results of Operations

Intermodal operating income increased 8% or $20 million versus last year driven by revenue gains of $50 million along with expense containment. The increase in revenue and revenue per unit was driven by the continued yield management emphasis which was partially offset by mix of traffic. Volume increased slightly due to continued growth of imported consumer goods from Asia as well as the strength in the truckload market offset by weaker demand in services sold to transportation brokers (known as wholesale markets).

Intermodal operating expense increased $30 million primarily driven by an increase in fuel costs that are reflected in inland transportation expense. Fuel costs were higher due to rising market prices. Partially offsetting the increase in fuel were efficiency gains related to equipment utilization.

CSX CORPORATION

PART II

2005 vs. 2004 Surface Transportation Results of Operations

CSX follows a 52/53 week fiscal reporting calendar.

Fiscal year 2005 consisted of 52 weeks ending on December 30, 2005.

Fiscal year 2004 consisted of 53 weeks ending on December 31, 2004.

SURFACE TRANSPORTATION DETAIL (Unaudited)
(Dollars in Millions)
Fiscal Year

	Rail		Intermodal		Surface Transportation		Increase/ (Decrease)
	2005	2004	2005	2004	2005	2004
Revenue	$7,256	$6,694	$1,362	$1,346	$8,618	$8,040	$578
Operating Expense:
Labor and Fringe	2,777	2,663	79	78	2,856	2,741	115
Materials, Supplies and Other	1,584	1,540	200	219	1,784	1,759	25
Depreciation	779	664	39	38	818	702	116
Fuel	783	656	—	—	783	656	127
Equipment and Other Rents	400	428	133	154	533	582	(49)
Inland Transportation	(433)	(421)	663	701	230	280	(50)
Conrail Rents, Fees and Services	65	256	—	—	65	256	(191)
Restructuring Charge - net	—	67	—	4	—	71	(71)
Total Expense	5,955	5,853	1,114	1,194	7,069	7,047	22
Operating Income	$1,301	$841	$248	$152	$1,549	$993	$556
Operating Ratio	82.1%	87.4%	81.8%	88.7%	82.0%	87.6%
Total Assets	$23,182	$22,932	$305	$313

SURFACE TRANSPORTATION VOLUME AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Year

	Volume			Revenue			Revenue Per Unit
	2005	2004	% Change	2005	2004	% Change	2005	2004	% Change
Chemicals	533	564	(5)%	$1,089	$1,069	2%	$2,043	$1,895	8%
Emerging Markets	505	506	—	513	504	2	1,016	996	2
Forest Products	439	465	(6)	717	681	5	1,633	1,465	12
Agricultural Products	357	356	—	550	512	7	1,541	1,438	7
Metals	361	380	(5)	570	511	12	1,579	1,345	17
Phosphates and Fertilizers	444	471	(6)	351	341	3	791	724	9
Food and Consumer	249	245	2	438	377	16	1,759	1,539	14
Total Merchandise	2,888	2,987	(3)	4,228	3,995	6	1,464	1,337	9
Coal	1,726	1,659	4	1,992	1,714	16	1,154	1,033	12
Coke and Iron Ore	83	71	17	88	66	33	1,060	930	14
Total Coal	1,809	1,730	5	2,080	1,780	17	1,150	1,029	12

Automotive	488	507	(4)	844	835	1	1,730	1,647	5
Other	—	—	—	104	84	24	—	—	—
Total Rail	5,185	5,224	(1)	7,256	6,694	8	1,399	1,281	9
International	1,274	1,278	—	499	501	—	392	392	—
Domestic	891	1,028	(13)	738	795	(7)	828	773	7
Other	—	—	—	125	50	150	—	—	—
Total Intermodal	2,165	2,306	(6)	1,362	1,346	1	629	584	8
Total Surface Transportation	7,350	7,530	(2)%	$8,618	$8,040	7%	$1,173	$1,068	10%

For both tables, prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION

PART II

2005 vs. 2004 Rail Results of Operations

Rail Operating Revenue

CSXT categorizes rail revenue in three main lines of business: merchandise, coal, coke and iron ore, and automotive. Overall revenue increased $562 million, or 8%, to $7.3 billion in 2005 from $6.7 billion in 2004.

Merchandise

All merchandise markets experienced revenue growth primarily driven by yield improvement efforts and the Company’s fuel surcharge program. Overall merchandise revenue grew 6% to a record $4.2 billion while revenue per unit also achieved record levels increasing 9%. Volume declined 3% due to several factors including an additional week in 2004, impacts of Hurricane Katrina and shedding of low-margin traffic. Individual market results are as follows:

Chemicals – In addition to production disruption from Hurricanes Katrina and Rita, chemicals volumes were negatively impacted by high natural gas prices and generally high raw materials inventories.

Emerging Markets – Emerging markets volumes and revenue were negatively impacted by a significant reduction in shipments of high revenue per unit military traffic.

Forest Products – Forest products also experienced high revenue per unit increases because of both a favorable pricing environment and a favorable mix shift from short haul, low-margin traffic towards longer haul, more profitable traffic.

Agricultural Products – Despite strong soybean and corn harvests and increased export demand for grain, volume in agricultural products was flat due to declines in processed products such as flour, sweeteners, and vegetable oils.

Metals – Metals volumes decreased by 5%; however, the pricing environment remained very favorable and resulted in the highest revenue per unit growth within merchandise at 17%.

Phosphate and Fertilizers – Phosphate and fertilizer volumes were down due to high international inventories of phosphates during the first half of the year and several CSXT-served plant curtailments or closures during 2005. Both the chemicals and phosphate and fertilizer groups experienced high revenue per unit increases of 8% and 9%, respectively.

Food and Consumer – Food and consumer experienced volume growth due to a continued shift of traffic previously handled by trucks to rail and the acquisition of newly finished railcars to other shippers.

Coal

Revenues increased by 17% to a record $2.1 billion due to both strong volume growth of 5% and revenue per unit improvements of 12%, driven by a favorable pricing environment and CSXT’s fuel surcharge program. Most markets experienced strong demand as utility inventory levels remained below target levels. CSXT also reached a settlement agreement in a rate case that resulted in an additional $17 million of revenue in 2005.

CSX CORPORATION

PART II

Automotive

Overall volume was down 4% as North American light vehicle production was flat compared to the prior year. However, vehicle production for the Big 3 was unfavorable 6%, including permanent closures of three General Motors plants served by CSXT. Growth in new shipments from the newly-opened Hyundai plant in Montgomery, AL continued to partially offset these declines. Revenue per unit grew 5% on strong yield management and increases in fuel surcharge rates and coverage resulting in record revenue per unit levels. Revenue per unit gains more than offset volume weakness and drove overall revenue growth of 1% compared to the prior year.

Rail Operating Expense

Total rail operating expenses increased $102 million, or 2% in 2005, compared to the prior year. A brief description of what is included in each category is described in the 2006 vs. 2005 results.

Labor and Fringe expense increased $114 million compared to the prior year primarily due to increases in incentive compensation and the effects of inflation.

Materials, Supplies and Other expenses increased $44 million primarily due to the effects of inflation, higher reserve requirements for uncollectible accounts, and increased legal fees resulting from the litigation and resolution of certain matters.

Depreciation expense increased $115 million primarily due to additional assets received as a result of the Conrail spin-off transaction. The rail segment had property additions of approximately $1.1 billion.

Fuel expense increased $127 million in 2005, net of $249 million of fuel hedging benefits, compared to the prior year primarily due to fuel price increases. Fuel hedging activity had a $63 million favorable impact on fuel expense for the fiscal year ended December 31, 2004. The average price per gallon of diesel fuel, including benefits from CSX’s fuel hedging program, was $1.31 in 2005 versus $1.10 in 2004. In addition, the fuel surcharge programs and contractual cost escalation clauses used in most multi-year customer contracts partially offset fuel cost increases.

Equipment and Other Rents decreased $28 million in 2005 as a result of decreased overall volume and lower locomotive lease expense.

Inland Transportation decreased $12 million compared to the prior year. The offsetting expense associated with this amount is reflected in Intermodal’s operating expense, and is thus eliminated at the consolidated level.

Conrail Rents, Fees and Services expense decreased $191 million in 2005 as a result of the Conrail spin-off transaction, which decreased rents paid to Conrail as assets previously leased from Conrail are now owned directly by CSXT. Additionally, Conrail received a tax benefit from the resolution of various federal income tax audit adjustments during 2005, which increases CSX’s equity earnings and offsets Conrail Rents, Fees & Services.

2005 vs. 2004 Intermodal Results of Operations

Operating income increased 63% or $96 million in 2006. Continued focus on longer hauls in higher density lanes coupled with sustained strength in pricing increased revenue per unit. Volume was down primarily due to ongoing yield management efforts and a continued focus on network operations designed to increase efficiencies and reduce indirect routing.

CSX CORPORATION

PART II

Expenses decreased 7% compared to the prior year due to continued service improvements, an emphasis on equipment utilization, and a decrease in volume as discussed above. A decline in trucking expenses associated with line-haul moves led to a significant decrease in operating costs associated with a reduction in services. Several productivity initiatives within terminal operations generated efficiencies driving per-unit cost reductions compared to the prior year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a company’s ability to generate adequate amounts of cash to meet both current and future needs for obligations as they mature and to provide for planned operational growth. In order to have a complete picture of a company’s liquidity, its balance sheet, sources and uses of cash flow and external factors should be reviewed.

Material Changes in the Consolidated Balance Sheets

CSX’s balance sheet continues to reflect a strong liquidity position and capital base. In 2006, cash (which includes cash and cash equivalents) and short-term investments increased $298 million to $900 million. This increase was primarily due to higher cash from operations, offset by higher capital spending.

Current maturities of long-term debt decreased by $344 million versus last year principally related to the reclassification of the Company’s convertible debt. In October 2006, debt holders had the option to require CSX to purchase their debentures; however, no significant balances were presented for payment. Because the next option date is in 2008, the debentures are reflected as long-term debt in the consolidated balance sheets. This reclassification increased the Company’s working capital as discussed below. See Note 9, Debt and Credit Agreements, for additional details.

Working capital can be considered a measure of a company’s ability to meet its short-term needs. CSX’s working capital at December 2006 was $150 million compared to a deficit of $607 million last year. This increase of $757 million year over year was driven by better earnings that produced higher cash and short-term investments at year end. Also, current liabilities were lower by $457 million primarily due to the convertible debentures being reclassified into long-term debt as described above. The Company believes that in future periods working capital may return to a deficit. A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including the revolving line of credit and shelf registration, to manage its day-to-day cash requirements and any anticipated obligations.

Sources and Uses of Cash

CSX has multiple sources of and required uses of its cash. CSX generates substantial cash balances from its operations. Its financing sources of cash include strong access to the capital markets as well as a significant long-term credit facility. Uses of cash include significant, annual reinvestment in infrastructure and equipment, as well as scheduled payments of debt, and leases with manageable near-term maturities. The company’s cash requirements also include any declared dividends to shareholders.

Cash provided by operations in 2006 was $2.1 billion, which was $1.0 billion higher than a year ago. This change was driven mostly by higher earnings from operations. Additionally, the Company made lower cash income tax payments in 2006 primarily due to large cash income tax payments made in 2005 related to the sale of the International Terminals business.

CSX CORPORATION

PART II

Credit facilities are an untapped source of funding available to CSX. CSX has a $1.25 billion five-year unsecured revolving credit facility that expires in May, 2011. See Note 9 Debt and Credit Agreements for more information.

CSX also has a $900 million shelf registration. It may be used, subject to market conditions and CSX board authorization, to issue debt or equity securities at CSX’s discretion. CSX presently intends to use the proceeds to finance cash requirements, including refinancing existing debt as it matures. While CSX seeks to give itself flexibility with respect to meeting such needs, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.

During 2006, the primary use of cash was to fund property additions and capital expansion projects. Net cash used by investing activities was $1.6 billion in 2006 compared to $36 million last year. This change was attributable primarily to the utilization of $1.0 billion of cash proceeds received from the disposition of CSX’s International Terminals business in 2005. Additionally, the Company spent approximately $500 million more for capital additions in 2006. This included additions for property damaged by Hurricane Katrina.

The Company completed a debt repurchase of $1.0 billion last year which drove the change in financing activities between 2006 and 2005. Financing activities used cash of $296 million during 2006 compared to cash used of $1.3 billion during 2005. Additionally, in 2006, there was cash used for the share repurchase program partially offset by an increase in cash from proceeds of stock option exercises. The Company anticipates moderately increased use of debt in funding its future cash requirements.

Dividend payments are another use of cash. The Company paid dividends of $145 million in 2006, $52 million more than last year. The increase in 2006 was primarily due to the Company increasing post-stock-split dividends by 54% on a per share basis to $0.10 per share.

On February 14, 2007, CSX announced a $2.0 billion share repurchase program and an increased quarterly dividend on the Company’s common stock of 20% to $0.12 per share. The Company intends to complete the repurchase program by the end of 2008. The timing and amount of repurchase transactions will be determined by the Company’s management based on their evaluation of market conditions, share price and other factors. The program may be suspended or discontinued at any time. CSX will use cash on hand and cash from operations to fund the share repurchase and the dividend increase.

External Factors

Credit ratings can also be considered an indicator of a company’s liquidity and access to capital. The ratings ranked on a spectrum ranging between highest credit quality on one end and “junk” on the other. Long-term credit ratings are denoted with a letter: AAA is the highest credit quality, and C or D (depending on the rating agency) is the lowest or junk quality. Any rating of BBB or higher is considered to be investment grade. CSX’s ratings, along with other large U.S. Class I freight railroads fall within the investment grade category.

CSX’s long-term unsecured debt obligations were rated BBB and Baa2 by Standard & Poor’s and Moody’s Investors Services, respectively, both with a “Stable” outlook as of December 29, 2006. CSX’s short-term commercial paper program was rated A-2 and P-2 by these agencies, respectively.

If CSX’s long-term unsecured bond ratings were reduced to BBB- and Baa3, its undrawn borrowing costs under the $1.25 billion revolving credit facility would not materially increase. If CSX’s

CSX CORPORATION

PART II

short-term commercial paper ratings were reduced to A-3 and P-3, it would increase borrowing costs in the commercial paper market and reduce access to this source of funds because of the more limited demand for lower rated commercial paper. CSX had no commercial paper outstanding at December 29, 2006 or December 30, 2005.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables sets forth maturities of the Company’s contractual obligations and other commitments:

Type of Obligation	2007	2008	2009	2010	2011	Thereafter	Total
(Dollars in Millions) (Unaudited)

Contractual Obligations
Long-term Debt (See Note 9)	$592	$1,092	$291	$77	$575	$3,327	$5,954
Operating Leases – Net (See Note 7)	165	110	85	68	54	196	678
Agreements with Conrail (See Note 17)	18	16	13	9	4	13	73
Purchase Obligations (See Note 7)	469	526	451	283	273	5,247	7,249

Total Contractual Obligations	$1,244	$1,744	$840	$437	$906	$8,783	$13,954

Other Commitments
Guarantees (See Note 7)	22	15	16	16	12	14	95
Other	28	3	1	—	—	40	72

Total Other Commitments	$50	$18	$17	$16	$12	$54	$167

OFF-BALANCE SHEET ARRANGEMENTS

For detailed information about the Company’s guarantees, operating leases and purchase obligations, see Note 7, Commitments and Contingencies.

There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s results of operations, financial condition or liquidity.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis. Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	Casualty, environmental and legal reserves

•	Pension and post-retirement medical plan accounting

•	Depreciation policies for assets under the group-life method

•	Income taxes

CSX CORPORATION

PART II

Casualty, Environmental and Legal Reserves

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims. Occupational injury claims are broken down into two main categories: asbestos and other. Currently, no individual claim value is expected to exceed the Company’s self-insurance retention amount. If an individual claim did exceed the amount, insurance is available as more specifically detailed in Note 7, Commitments and Contingencies. Personal injury and occupational claims are recorded on a gross basis and in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”). To the extent the value of an individual claim were to exceed the self-insured retention amount, the Company would record the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate with estimates provided by independent third parties reviewed by management, and are offset by the timing of payments. Most of the claims are related to CSXT unless otherwise noted.

The amounts recorded by the Company for casualty-related liabilities are based upon currently known information, and judgments based upon that information. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation or legislation in the United States, could cause the actual costs to be higher or lower than projected.

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

Personal Injury

Personal injury represents liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). In addition to the FELA liabilities, employees of other CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Worker’s Compensation Program and/or the Maritime Jones Act.

CSXT retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The Company will monitor actual experience against the number of forecasted claims to be received and expected claim payments. The methodology used by the actuary included a development factor to reflect growth or reduction in the value of these personal injury claims which was based largely on CSXT’s historical claims and settlement experience. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.

Occupational

Occupational claims include allegations of exposure to certain materials in the work place, such as asbestos, solvents (which include soaps and chemicals) and diesel fuel, and alleged chronic physical injuries, such as repetitive stress injuries, carpal tunnel syndrome or hearing loss.

CSX CORPORATION

PART II

Asbestos

The Company is party to a number of occupational claims by employees alleging exposure to asbestos in the workplace. The heaviest possible exposure for employees was due to work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950’s. However, other types of exposures, including exposure from locomotive component parts and building materials, continued until it was substantially eliminated by 1985.

CSXT retains a third-party specialist who has extensive experience in performing asbestos and other occupational studies to assist in this estimate. The analysis is performed by the specialist semi-annually and is reviewed by management. The Company will monitor actual experience against the number of forecasted claims to be received and expected claim payments. The objective of the analysis is to determine the number of estimated incurred but not reported (“IBNR”) claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which probable claim filings and claim values could be estimated with more certainty.

The Company, with the assistance of the third party specialist, determines its potentially exposed population from which it is able to derive the estimated number of IBNR claims. The estimated average cost per claim is then determined utilizing recent actual average cost per claim data and national industry data. Key elements of the assessment include the following:

•

An estimate is computed using a ratio of Company employee data to national employment for select years during the period 1938-2001. The Company uses railroad industry historical census data in order to compute the population of potentially exposed employees.

•

The projected incidence of disease is estimated based on epidemiological studies using employees’ age and the duration and intensity of potential exposure while employed. Epidemiology is the medical science that deals with the incidence, distribution and control of diseases in a population.

•

An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) is computed using the Company’s average historical claim filing rates for a three year calibration period, excluding a surge in claims originating in West Virginia. In 2006, the Company received 766 asbestos claims in West Virginia in which the claimants were neither exposed in West Virginia nor residents of the state. CSX believes these claims will not have standing in West Virginia and therefore are excluded from the calibration period. Management feels this calibration period represents the best estimate of future filing rates.

•	An estimate of the future anticipated dismissal rate by type of claim is computed using the Company’s historical average dismissal rates observed during the current calibration period noted above.

•

An estimate of the future anticipated settlement by type of disease is computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incident observed during the current calibration period noted above.

CSX CORPORATION

PART II

From these assumptions, the Company projects the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates are applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that are closed without payment, are deducted to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims is multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.

In 2005, management updated their estimate of the unasserted liability exposure with the assistance of the third party specialists, which resulted in recognition of a $48 million favorable change associated with asbestos liabilities (net $38 million favorable change for all occupational liabilities). During 2004 and 2005, asbestos-related disease claims filed against CSX dropped substantially, particularly bulk claims filed by certain law firms. In 2003, the Company received a significant number of filings. The Company believes the number was attributable to an attempt to file before a new, more restrictive venue law took effect in West Virginia in mid-2003. As a result, management reassessed the calibration period from a four-year average to a three-year average, excluding the surge in claims originating in West Virginia. As mentioned before, management believes this calibration period represents the best estimate of future filing rates. There have been no significant changes in 2006.

The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $1 million increase or decrease in the liability recorded for unasserted asbestos claims.

The Company, with the assistance of the third party specialist, obtains semi-annual updates of the study.

Other Occupational

The Company engages a third party specialist to assist in projecting the number of other occupational injury claims to be received over the next seven years. Based on this analysis, the Company establishes reserves for the probable and reasonably estimable other occupational injury liabilities.

Similar to the asbestos liability estimation process, the key elements of the assessment include the following:

•

An estimate of the potentially exposed population for other occupational diseases is calculated by projecting the total active versus retired employees in the work force from 2002 to 2010 using a growth rate projection for overall railroad employment made by the Railroad Retirement Board in its June 2003 report.

•

An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee is computed using the Company’s average historical claim filing rates for the calibration periods which management felt are representative of future filing rates. For carpal tunnel and repetitive stress injuries, the current calibration period is a one-year average of claim filings. Hearing loss uses a three-year calibration period, and all other diseases or injuries use a two-year calibration period. An estimate is made to forecast future claims by using the filing rates by disease and the active and retired CSX employee population each year.

CSX CORPORATION

PART II

•

An estimate of the future anticipated settlement by type of injury is computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during a period that management feels is representative of future settlement amounts.

During 2005, CSXT experienced an unfavorable trend in settlement values for repetitive stress and other injuries, which resulted in the recognition of a $10 million unfavorable change in estimate associated with these liabilities. There have been no significant changes in 2006.

The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve. A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $1 million increase or decrease in the liability recorded for unasserted other occupational claims.

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party (“PRP”) at approximately 254 environmentally impaired sites, many of which are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (“CERLA”), also known as the Superfund Law, or similar state statutes. The majority of these proceedings arise from environmental conditions on properties used for ongoing or discontinued railroad operations. However, a number of these proceedings are based on allegations to the effect that the Company, or its predecessors, sent hazardous substances for disposal to facilities owned or operated by others.

In addition, some of the Company’s land holdings are, and have been, leased to others for commercial or industrial operations that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is potentially subject to environmental clean-up obligations and enforcement actions under CERLA or similar state laws, which may impose joint and several liability for clean-up and enforcement costs. These costs could be substantial, on current and former owners and operators of a site without regard to fault or the legality of the original conduct. In 2004, the Company assumed $6 million of Conrail environmental liabilities, due to the Conrail transaction.

At least once each quarter, CSXT reviews its role with respect to each such location, giving consideration to a number of factors, including:

•	Type of clean-up required;

•	Nature of the Company’s alleged connection to the location (e.g., generator of waste sent to the site, or owner or operator of the site);

•	Extent of the Company’s alleged connection (e.g., volume of waste sent to the location and other relevant factors); and

•	Number, connection, and financial viability of other named and unnamed PRP’s at the location.

In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, at least once a quarter, the Company reviews its role and plans for remediation with respect to each site

CSX CORPORATION

PART II

identified. Based on this review, the Company records amounts to cover anticipated contingent future environmental remediation costs with respect to each site to the extent such costs are estimable and probable. The recorded liabilities are undiscounted and include amounts representing the Company’s estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.

Currently, the Company does not possess sufficient information to reasonably estimate the amount of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, latent conditions at any given location could result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations, financial condition and liquidity.

Legal

In accordance with SFAS 5, an accrual for a loss contingency is established if information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated. If no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency is made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

The Company evaluates all exposures relating to legal liabilities at least quarterly and adjusts reserves when appropriate under the guidance noted above. The amount of a particular reserve may be influenced by factors that include official rulings, newly discovered or developed evidence, or changes in laws, regulations, and evidentiary standards.

Pension and Post-retirement Medical Plan Accounting

The Company sponsors defined benefit pension plans principally for salaried, management personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. Employees hired after December 31, 2002 are covered by a cash balance plan, which provides benefits by utilizing interest and pay credits based upon age, service, and compensation.

In addition to these plans, CSX sponsors one post-retirement medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met. The post-retirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

The accounting for these plans is subject to the guidance provided in SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”), SFAS 87, Employers Accounting for Pensions

CSX CORPORATION

PART II

(“SFAS 87”), and SFAS 106, Employers’ Accounting for Postretirement Benefits Other than Pension (“SFAS 106”).

SFAS 87 requires that management make certain assumptions relating to the following:

•	Long-term rate of return on plan assets;

•	Discount rates used to measure future obligations and interest expense;

•	Salary scale inflation rates;

•	Health care cost trend rates; and

•	Other assumptions.

These assumptions are determined as of the beginning of the year. As permitted by SFAS 87, the Company has elected to use a plan measurement date of September 30 to actuarially value its pension and post-retirement plans. As required by SFAS 158, CSX will change its measurement date to the fiscal year end in 2008. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects as of the beginning of the plan year. The Company reviews the long-term rate of return, discount, salary scale inflation, and health care cost trend rates on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate.

In September 2006, FASB issued SFAS 158, which changed the accounting rules for reporting and disclosures related to pension and other post-retirement benefit plans. Companies are now required to include on the balance sheet an additional asset or liability to reflect the funded status of retirement and other post-retirement benefit plans, and a corresponding after-tax adjustment to equity. Retroactive application of this accounting rule is prohibited; therefore, 2006 is presented as required by SFAS 158 and 2005 is presented as required under the accounting rules prior to SFAS 158. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and post-retirement benefits. See Note 8, Employee Benefit Plans, for the impact on the consolidated balance sheet. Effective 2008, CSX will be required to change the measurement date for post-retirement benefit plans from September 30 to the last day of the fiscal year.

Long-term Rate of Return on Plan Assets

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment.

The Company’s expected long-term average rate of return on assets considers the current and projected asset mix of the funds. Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its 2006 pension obligation was 8.5%.

Discount Rates

Discount rates affect the amount of liability recorded and the interest expense component of pension and post-retirement expense. Assumed discount rates reflect the rates at which both of these

CSX CORPORATION

PART II

benefits could be effectively settled. It is appropriate in estimating those rates to look to available information about rates implicit in current prices of annuity contracts that could be used to settle these obligations. In making those estimates, employers may also look to rates of return on high quality fixed-income investments currently available and expected to be available, during the period to maturity of the pension benefits. The Company determines the discount rate based on a hypothetical portfolio of high quality bonds with cash flows matching the plans’ expected benefit payments. The discount rates used by the Company to value its 2006 pension and post-retirement obligations are 5.75% and 5.5%, respectively. The Company uses a different discount rate for pension and post-retirement benefits due to the different time horizons of future payments for each of the plans. For pensions, the time horizon is approximately 12 years, while for post-retirement, the time horizon is approximately 8 years.

Each year these discount rates are reevaluated and adjusted to reflect the best estimate of the current effective settlement rates. If interest rates generally decline or rise, the assumed discount rates will change.

Salary Scale Inflation Rates

Salary scale inflation rates are based on current trends and historical data accumulated by the Company. The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates. The Company used a salary scale rate of 4.1% to value its 2006 pension obligation.

Health Care Cost Trend Rates

Health care cost trend rates are based on recent plan experience and industry trends. The Company uses actuarial data to substantiate the inflation assumption for health care costs, representing increases in total plan costs (which include claims and administrative fee cost components). The current assumed health care cost trend rate is 10% for Medicare-eligible participants and 11% for non-Medicare-eligible participants, and is expected to decrease gradually until reaching 4.5% in 2014, based upon current actuarial projections.

Other Assumptions

The calculations made by the actuaries also include assumptions relating to mortality rates, turnover and retirement age. These assumptions are based upon historical data and are approved by management.

2007 Estimated Pension and Post-retirement Expense

Net periodic pension and post-retirement benefits expense for 2007 is expected to be approximately $54 million and $25 million, respectively, compared to $62 million and $30 million, respectively in 2006.

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries, and health care costs on the 2007 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB
Discount Rate 0.25% change	$4	$2
Salary Inflation 0.25% change	3	—
Health Care Cost 1% change	N/A	2

CSX CORPORATION

PART II

The discount rate for pension and post-retirement plans has an inverse relationship with the expense calculation, meaning that as the discount rate increases, expense decreases and vice versa. The other assumptions above have a direct relationship with expense.

Pension Protection Act

In August 2006, the President of the United States signed the Pension Protection Act of 2006 into law. Included in this legislation are changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required by 2008. CSX is determining what impact the new requirements will have on the Company’s cash flow; however, initial estimates forecast a 2008 unfunded liability of approximately $185 million after tax. This estimate will be affected by future contributions, investment returns on plan assets and interest rates. Under the transition rules provided, CSX must begin the funding of this 2008 shortfall no later than 2009, and must complete the funding by 2014. The Company anticipates funding pension contributions with cash from operations.

Depreciation Policies for Assets Under the Group-Life Method

CSXT accounts for its rail assets, including main-line track, locomotives and freight cars, using the group-life method. The group-life method pools similar assets by type and then depreciates each group as a whole. Under the group-life method, the service lives for each group of rail assets are determined by completing periodic life studies and applying management’s assumptions concerning the service lives of its properties. These life studies are conducted by a third party expert, analyzed by the Company’s management and approved by the STB. Life studies for equipment assets are required every three years, whereas road and track life studies are required every six years by the STB.

Changes in asset lives due to the results of the life studies could significantly impact future periods’ depreciation expense, and thus, the Company’s results of operations. Factors taken into account during the life study include:

•	Statistical analysis of historical retirements for each group of property;

•	Evaluation of current operations;

•	Evaluation of technological advances and maintenance schedules;

•	Previous assessment of the condition of the assets and outlook for their continued use;

•	Expected net salvage to be received upon retirement; and

•	Comparison of assets to the same asset groups with other companies.

The life studies may also indicate that the recorded amount of accumulated depreciation is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess) is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study.

Recent experience with life studies has resulted in depreciation rate changes, which did not significantly affect the Company’s annual depreciation expense. In 2006, CSXT initiated a life study for its equipment assets with approval and adoption expected in early 2007. CSXT does not expect the life study to have a material effect on the Company’s results of operations, financial condition, or liquidity in a particular quarter or fiscal year.

Assets depreciated under the group-life method comprise 95% of CSXT’s total fixed assets of $20.3 billion on a net basis at December 29, 2006. The Company’s depreciation expense for the year

CSX CORPORATION

PART II

ended December 29, 2006 amounted to $867 million. A one percent change in the average life of all group-life assets would result in an $8 million change to the Company’s annual depreciation expense.

Income Taxes

Management uses factors such as applicable law, current information and past experience with similar issues in computing its income tax expense. The Company has not materially changed its methodology for calculating income tax expense for the years presented.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which will be effective for CSX beginning in 2007. FIN 48 provides guidance on measurement, classification, interest and penalties, and disclosures of uncertain tax positions. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption will be accounted for as a cumulative-effect adjustment. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination.

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1998. Federal income tax returns for 1997 through 2005 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed. While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a materially adverse effect on the results of operations, financial condition or liquidity of CSX. An unexpected adverse resolution of one or more of these items, however, could have a materially adverse effect on the results of operations, financial condition or liquidity in a particular fiscal quarter or fiscal year. Also, the Company is party to a number of legal and administrative proceedings, the resolution of which could result in gain realization in amounts that could be material to results of operations, financial condition or liquidity in a particular fiscal quarter or fiscal year.

New Accounting Pronouncements and Change in Accounting Policy

See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “New Accounting Pronouncements and Change in Accounting Policy.”

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

(Dollars in Millions)	December 29, 2006
Interest rate swap agreements	$600
Effect of 1% change in LIBOR interest rate	6

CSX CORPORATION

PART II

During 2003, CSX began a program to hedge its exposure to fuel price volatility through swap transactions. In the third quarter of 2004, CSX suspended entering into new swaps in its fuel hedge program. The remainder of the fuel hedge contracts expired in July 2006.

CSX is exposed to loss in the event of non-performance by any counter-party to the interest rate swap agreements. CSX does not anticipate non-performance by such counter-parties, and no material loss would be expected from non-performance.

The following table highlights CSX’s floating rate debt outstanding (exclusive of derivative contracts) that essentially converts fixed interest rate notes to floating interest rates.

(Dollars in Millions)	December 29, 2006
Floating rate debt outstanding	$118
Effect of 1% change in interest rates	1

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	50

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements Submitted Herewith:

Consolidated Income Statement for the Fiscal Years Ended:	51
• December 29, 2006 • December 30, 2005 • December 31, 2004

Consolidated Balance Sheets as of:	52
• December 29, 2006 • December 30, 2005

Consolidated Cash Flow Statements for Fiscal Years Ended:	53
• December 29, 2006 • December 30, 2005 • December 31, 2004

Consolidated Statements of Changes in Shareholders’ Equity:	54
• December 29, 2006 • December 30, 2005 • December 31, 2004

Notes to Consolidated Financial Statements	55

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation and subsidiaries as of December 29, 2006 and December 30, 2005, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 29, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 29, 2006 and December 30, 2005, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 29, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of CSX Corporation’s internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 13, 2007, included in Item 9A expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Independent Certified Public

Accountants

Jacksonville, Florida

February 13, 2007

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS

(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2006	2005	2004
Operating Revenue	$9,566	$8,618	$8,040
Operating Expense
Labor and Fringe	2,930	2,864	2,744
Materials, Supplies and Other	1,873	1,790	1,753
Depreciation	857	826	711
Fuel	1,112	783	656
Building and Equipment Rent	507	510	569
Inland Transportation	242	230	280
Conrail Rents, Fees and Services	75	65	256
Restructuring Charge—Net	—	—	71
Gain on Insurance Recoveries (Note 5)	(168)	—	—

Total Operating Expenses	7,428	7,068	7,040

Operating Income	2,138	1,550	1,000

Other Income and Expense
Other Income (Note10)	95	101	72
Debt Repurchase Expense (Note 9)	—	(192)	—
Interest Expense	(392)	(423)	(435)

Earnings
Earnings before Income Taxes	1,841	1,036	637
Income Tax Expense (Note 13)	(531)	(316)	(219)

Earnings from Continuing Operations	1,310	720	418
Discontinued Operations—Net of Tax (Note 18)	—	425	(79)

Net Earnings	$1,310	$1,145	$339

Per Common Share (Note 2)
Earnings Per Share:
From Continuing Operations	$2.98	$1.67	$0.97
Discontinued Operations	—	0.98	(0.18)

Net Earnings	$2.98	$2.65	$0.79

Earnings Per Share, Assuming Dilution:
From Continuing Operations	$2.82	$1.59	$0.94
Discontinued Operations	—	0.93	(0.18)

Net Earnings	$2.82	$2.52	$0.76

Average Common Shares Outstanding (Thousands)	440,084	432,851	429,592
Average Common Shares Outstanding, Assuming Dilution (Thousands)	465,934	456,047	450,060

Cash Dividends Paid Per Common Share	$0.330	$0.215	$0.200

All share and per share data were retroactively restated to reflect the stock split.

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	December 29, 2006	December 30, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$461	$309
Short-term Investments	439	293
Accounts Receivable, net of allowance for doubtful accounts of $82 and $108, respectively	1,174	1,202
Materials and Supplies	204	199
Deferred Income Taxes	251	225
Other Current Assets	143	144

Total Current Assets	2,672	2,372

Properties	27,715	26,538
Accumulated Depreciation	(6,792)	(6,375)

Properties—Net (Note 11)	20,923	20,163

Investment in Conrail (Note 17)	607	603
Affiliates and Other Companies	336	304
Other Long-term Assets (Note 12)	591	790

Total Assets	$25,129	$24,232

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$974	$954
Labor and Fringe Benefits Payable	495	565
Casualty, Environmental and Other Reserves (Note 6)	253	311
Current Maturities of Long-term Debt (Note 9)	592	936
Short-term Debt (Note 9)	8	1
Income and Other Taxes Payable	114	102
Other Current Liabilities	86	110

Total Current Liabilities	2,522	2,979

Casualty, Environmental and Other Reserves (Note 6)	668	653
Long-term Debt (Note 9)	5,362	5,093
Deferred Income Taxes	6,110	6,082
Other Long-term Liabilities (Note 12)	1,525	1,471

Total Liabilities	16,187	16,278

Shareholders’ Equity:
Common Stock, $1 Par Value (Note 3)	438	436
Other Capital	1,469	1,533
Retained Earnings	7,427	6,262
Accumulated Other Comprehensive Loss	(392)	(277)

Total Shareholders’ Equity	8,942	7,954

Total Liabilities and Shareholders’ Equity	$25,129	$24,232

Common Stock and Other Capital were retroactively restated to reflect the stock split.

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS

(Dollars in Millions)

	Fiscal Years
	2006	2005	2004
Operating Activities
Net Earnings	$1,310	$1,145	$339
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	867	833	730
Deferred Income Taxes	42	(46)	240
Gain on Sale of International Terminals—Net of Tax (Note 18)	—	(428)	—
Gain on Insurance Recoveries	(168)	—	—
Insurance Proceeds (Note 5)	121	29	—
Restructuring Charge (Note 15)	—	—	71
Net Gain on Conrail spin-off—after tax (Note 17)	(26)	—	(16)
Other Operating Activities	5	(141)	(91)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(33)	(44)	(3)
Other Current Assets	96	(29)	29
Accounts Payable	51	54	(2)
Income and Other Taxes Payable	(103)	(402)	38
Other Current Liabilities	(104)	139	111

Net Cash Provided by Operating Activities	2,058	1,110	1,446

Investing Activities
Property Additions	(1,639)	(1,136)	(1,030)
Insurance Proceeds (Note 5)	147	41	—
Net Proceeds from Sale of International Terminals (Note 18)	—	1,108	—
Purchase of Minority Interest in an International Terminals’ Subsidiary (Note 18)	—	(110)	—
Proceeds from Divestitures (Note 19)	—	—	55
Purchases of Short-term Investments	(1,412)	(2,601)	(1,583)
Proceeds from Sale of Short-term Investments	1,290	2,634	1,336
Other Investing Activities	4	28	(18)

Net Cash Used in Investing Activities	(1,610)	(36)	(1,240)

Financing Activities
Short-term Debt—Net	7	(99)	99
Long-term Debt Issued	471	105	401
Long-term Debt Repaid	(546)	(1,283)	(434)
Dividends Paid	(145)	(93)	(86)
Stock Options Exercised (Note 4)	319	98	12
Shares Repurchased (Note 4)	(465)	—	—
Other Financing Activities	63	(15)	28

Net Cash (Used In) Provided by Financing Activities	(296)	(1,287)	20

Net (Decrease) Increase in Cash and Cash Equivalents	152	(213)	226

Cash and Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	309	522	296

Cash and Cash Equivalents at End of Period	$461	$309	$522

Supplemental Cash Flow Information
Interest Paid—Net of Amounts Capitalized	$387	$444	$414
Income Taxes Paid	$531	$798	$35

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Millions)

					Accumulated Other Comprehensive Income (Loss)
	Common Shares Outstanding (Thousands)	Common Stock	Other Capital	Retained Earnings	Pension and OPEB Adjustments(a)	Fuel Hedge(b)	Other	Total
Balance December 26, 2003	430,142	$430	$1,364	$4,957	$(310)	$6	$1	$6,448
Comprehensive Earnings:
Net Earnings	—	—	—	339	—	—	—	339
Other Comprehensive Income (Loss) (Note 8)	—	—	—	—	18	66	(1)	83

Comprehensive Earnings								422

Dividends	—	—	—	(86)	—	—	—	(86)
Stock Option Exercises and Other	916	1	26	—	—	—	—	27

Balance December 31, 2004	431,058	431	1,390	5,210	(292)	72	—	6,811
Comprehensive Earnings:
Net Earnings	—	—	—	1,145	—	—	—	1,145
Other Comprehensive (Loss) (Note 8)	—	—	—	—	(15)	(42)	—	(57)

Comprehensive Earnings								1,088

Dividends	—	—	—	(93)	—	—	—	(93)
Stock Option Exercises and Other	5,348	5	143	—	—	—	—	148

Balance December 30, 2005	436,406	436	1,533	6,262	(307)	30	—	7,954
Comprehensive Earnings:
Net Earnings	—	—	—	1,310	—	—	—	1,310
Other Comprehensive (Loss) (Note 8)	—	—	—	—	(2)	(30)	—	(32)

Comprehensive Earnings								1,278

Adjustment for Initial Application of SFAS 158, net of tax (Note 8)	—	—	—	—	(83)	—	—	(83)
Dividends	—	—	—	(145)	—	—	—	(145)
Share Repurchases	(14,533)	(14)	(451)	—	—	—	—	(465)
Stock Option Exercises and Other	15,891	16	387	—	—	—	—	403

Balance December 29, 2006	437,764	$438	$1,469	$7,427	$(392)	$—	$—	$8,942

(a) Pension and OPEB adjustments are net of taxes of $161 million, $146 million and $197 million for 2004, 2005 and 2006, respectively.

(b) Fuel hedge activity is net of taxes of $46 million, $21 million, and $21 million for 2004, 2005, and 2006, respectively.

Common Shares Outstanding, Common Stock and Other Capital were retroactively restated to reflect the stock split.

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Nature of Operations and Significant Accounting Policies

Nature of Operations

CSX Corporation (“CSX” and, together with its subsidiaries, the “Company”), based in Jacksonville, Florida, owns companies providing rail, intermodal and rail-to-truck transload services that combine to form one of the nation’s leading transportation companies, connecting more than 70 ocean, river and lake ports.

Rail

CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a rail network of approximately 21,000 route miles, linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec.

In addition to CSXT, the rail segment includes Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (Transflo), CSX Technology, and other subsidiaries. TDSI provides a network of vehicle distribution centers, while Transflo provides access to bulk transloading sites. Technology and other support services are provided by the other subsidiaries.

Intermodal

CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals. Containers and trailers are loaded and unloaded from trains, and trucks provide the link between intermodal terminals and the customer.

Surface Transportation Businesses

The rail and intermodal segments are designated by the Company on a combined basis as Surface Transportation businesses. Together, they serve four primary lines of business, which are as follows:

•

The merchandise business includes the following seven groups: chemicals, emerging markets, forest products, agriculture products, metals, phosphates and fertilizers, and food and consumer. The emerging markets group includes aggregates, processed materials, waste, military cargo, and machinery. The merchandise business line generated approximately 49% of the Company’s total revenue in 2006 and 38% of the Company’s volume.

•

Coal, which delivered approximately 1.9 million carloads of coal, coke and iron ore to electric utilities and manufacturers in 2006, accounted for approximately 25% of the Company’s total 2006 revenue and 26% of the Company’s volume. The Company serves more than 130 coal loading locations in nine states, including three of the nation’s top four coal-producing states.

•

Automotive, which serves plants in eight states and delivers both finished vehicles and auto parts, generated 9% of the Company’s total revenue in 2006 and 6% of the Company’s volume. Consistent with the overall automotive market, CSXT’s volumes continued to shift from the Big 3 to foreign brands produced domestically.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

•

Intermodal offers a competitive cost advantage over long-haul trucking by combining the superior economics of rail transportation coupled with the short-haul flexibility of trucks. This service is provided through a network of dedicated terminals across North America. Intermodal shipments, which consist primarily of imported and domestic finished consumer products sold at major retailers, are moved in containers and trailers. For 2006, Intermodal accounted for approximately 15% of the Company’s total revenue and 30% of the Company’s volume.

Other revenue, which includes short-line railroads owned by CSX and demurrage, switching, and other incidental charges, accounted for 2% of the Company’s total 2006 revenue. Demurrage represents charges assessed by railroads when shippers or receivers of freight hold railcars beyond a specified period of time. Switching revenue is generated when CSX switches cars between trains for a customer or another railroad.

Other Businesses

The Company also has certain residual activities from the formerly owned companies that made up the Marine Services Segment. These activities include leasing of equipment and vessels. These results are included in consolidated operating income.

CSX’s other holdings include CSX Hotels, Inc. a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, and CSX Real Property, Inc., an organization responsible for the management, sale, lease, acquisition and development of Company properties. The results from these activities are classified as a component of other income as they are not considered by the Company to be operating activities.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 29, 2006 and December 30, 2005, the Consolidated Income and Cash Flow Statements and Changes in Shareholders’ Equity for fiscal years 2006, 2005 and 2004, such adjustments being of a normal, recurring nature. Certain prior-year data have been reclassified to conform to the 2006 presentation.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar. This fiscal calendar allows every quarter to consistently end on a Friday and to be of equal duration (13 weeks). However, to maintain this type of reporting calendar, every sixth or seventh year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in one quarter (a 14-week fiscal quarter) and, therefore, the full fiscal year will have 53 weeks.

•	Fiscal year 2006 consisted of 52 weeks, ending on December 29, 2006

•	Fiscal year 2005 consisted of 52 weeks, ending on December 30, 2005

•	Fiscal year 2004 consisted of 53 weeks, ending on December 31, 2004

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on the dates noted above.

Principles of Consolidation

The consolidated financial statements include results of operations of CSX and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. Most investments in companies that were not majority-owned were carried at cost (if less than 20% owned and the Company has no significant influence) or equity (if the Company has significant influence).

Cash, Cash Equivalents and Short-term Investments

On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments were carried at cost, which approximated market value, and were classified as Cash Equivalents. Investments in instruments with maturities less than one year were classified as Short-term Investments.

CSX holds $391 million and $268 million of auction rate securities and classifies these investments as available for sale as of December 29, 2006, and December 30, 2005, respectively. Accordingly, these investments were included in current assets as Short-term Investments on the Consolidated Balance Sheets. On the Consolidated Cash Flow Statements, purchases and sales of these assets were classified within investing activities.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts for the estimated probable losses on uncollectible accounts and other receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable, current market and economic conditions, as well as any known trends or uncertainties related to customer billing and account collectibility. Uncollectible amounts were charged against the allowance account. The allowance for doubtful accounts is netted against current accounts receivable.

Materials and Supplies

Materials and supplies in the Consolidated Balance Sheets consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment, and track structure, which were carried at average cost.

Properties

All properties were stated at cost less an allowance for accumulated depreciation. Rail assets, including main-line track, locomotives and freight cars were depreciated using the group-life method as discussed below. Under this method, the Company pools similar assets by road and equipment type and then depreciates each group as a whole. The majority of non-rail property is depreciated using the straight-line method on a per asset basis. Amortization expense recorded under capital leases is included in depreciation expense on the Consolidated Income Statements.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

Regulations enforced by the Surface Transportation Board (“STB”) of the U.S. Department of Transportation require periodic formal studies of ultimate service lives (“life studies”) for all railroad assets. Factors taken into account during the life study include:

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

The results of the life study process determine the service lives for each asset group under the group-life method. These studies are conducted by a third party expert and are analyzed by the Company’s management. Resulting changes in service life estimates are subject to review and approval by the STB. Road assets, including main-line track, have estimated service lives ranging from five years for system roadway machinery to 80 years for grading. Equipment assets, including locomotives and freight cars, have estimated service lives ranging from six years for motor vehicles to 35 years for work equipment.

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

For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) was charged to accumulated depreciation and no gain or loss is recognized. For retirements or disposals of non-rail depreciable assets, infrequent disposal of rail assets outside the normal course of business and all dispositions of land, the resulting gains or losses were recognized at the time of disposal. Expenditures that significantly increased asset values or extended useful lives were capitalized. Repair and maintenance expenditures were charged to operating expense when the work was performed.

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Where impairment is indicated, the assets are evaluated, and their carrying amount is reduced to fair value based on undiscounted net cash flows or other estimates of fair value.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

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

Certain key estimates are included in the recognition and measurement of revenue and related accounts receivable under the policies described above:

•	unbilled revenue on shipments that have been delivered;

•	revenue associated with shipments in transit;

•	future adjustments to revenue or accounts receivable for billing corrections, billing discounts and bad debts;

•	future adjustments to revenue for overcharge claims filed by customers; and

•	incentive-based refunds to customers.

The Company regularly updates the estimates described above based on historical experience.

All other revenue, such as demurrage, switching and other incidental charges are recorded upon completion of the service. Demurrage represents charges assessed by railroads for the retention of cars by shippers or receivers of freight beyond a specified period of time. Switching revenue is generated when CSXT switches cars between trains for a customer or other railroad.

Comprehensive Earnings

CSX reports comprehensive earnings (loss) in accordance with SFAS 130, Reporting Comprehensive Income, in the Consolidated Statement of Changes in Shareholders’ Equity. Comprehensive earnings is defined as all changes in shareholders’ equity during a period, other than those resulting from investments by, and distributions to, shareholders (i.e. issuance of equity securities and dividends). At December 30, 2005, Accumulated Other Comprehensive Loss consisted primarily of pension liabilities partially offset by the fair value of fuel hedge contracts. At December 29, 2006, Accumulated Other Comprehensive Loss consisted primarily of adjustments for pension and other post-retirement liabilities.

Derivative Financial Instruments

The Company recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value. (See Note 14, Derivative Financial Instruments.)

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

New Accounting Pronouncements and Change in Accounting Policy

In September 2006, the Financial Accounting Standards Board issued SFAS 158, which changed the accounting rules for reporting and disclosures related to pensions and other post-retirement benefit plans. Companies were required to reflect the funded status of retirement and other post-retirement benefit plans on the balance sheet. This change was effective for the Company for this fiscal year end. See Note 8, Employee Benefit Plans, for the impact on the Consolidated Balance Sheet. The decrease in equity did not have any significant impact on the Company’s credit ratios or financing covenants. Pursuant to SFAS 158, the Company will be required to change its September measurement date for the plan’s assets and obligations to its fiscal year end effective in 2008.

In July 2006, FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), which will be effective for CSX beginning in 2007. FIN 48 provides guidance on measurement, classification, and disclosures of uncertain tax positions including treatment of related interest and penalties. Differences between the amounts recognized in the financial statements prior to the adoption of FIN 48 and the amounts recognized after adoption will be accounted for as a cumulative-effect adjustment. The Company is currently evaluating the impact of FIN 48 on its consolidated financial statements, but is not yet in a position to make this determination. (See Note 13, Income Taxes.)

Effective fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified-prospective-transition method. Under this method, compensation costs recognized in 2006 include all unvested share-based payments as of the beginning of 2006. Share-based compensation at CSX may include stock options, restricted stock awards, stock issued to CSX directors and CSX’s Long-term Incentive Plans. The amount of compensation costs recognized is based upon the estimated grant date fair value method under the Black-Scholes-Merton formula and resulted in the recognition of additional compensation cost from the unvested portion of stock options granted prior to 2003.

Prior to the adoption of SFAS 123(R), in 2003 CSX adopted the fair value recognition provision on a prospective basis as permitted under SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure. Results for prior periods have not been restated, as such prior period restatement is not required. The adoption of SFAS 123(R) did not result in a material impact to the Company’s Consolidated Income Statement or earnings per share. The Company recorded $3 million in 2006 of additional compensation expense for unvested stock options granted prior to 2003. Compensation costs for all other types of share-based payments were consistently reported for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:

•	Casualty, environmental and legal reserves (see Note 6, Casualty, Environmental and Other Reserves);

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

•	Pension and post-retirement medical plan accounting (see Note 8, Employee Benefit Plans);

•	Depreciation policies for assets under the group-life method (see “Properties” in this note); and

•	Income taxes (see Note 13, Income Taxes).

NOTE 2. Earnings Per Share

CSX announced a two-for-one split of its common stock and a $0.10 per share quarterly post-split dividend in July 2006. The stock split was effective August 15, 2006. Pursuant to SFAS 128, Earnings Per Share, all share and per share disclosures have been retroactively restated to reflect the stock split.

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2006	2005	2004
Numerator (Millions):
Earnings from Continuing Operations	$1,310	$720	$418
Interest Expense on Convertible Debt—Net of Tax	4	4	4
Net Earnings from Continuing Operations, If-Converted	1,314	724	422
Discontinued Operations—Net of Tax	—	425	(79)
Net Earnings, If-Converted	1,314	1,149	343
Interest Expense on Convertible Debt—Net of Tax	(4)	(4)	(4)
Net Earnings	$1,310	$1,145	$339
Denominator (Thousands):
Average Common Shares Outstanding	440,084	432,851	429,592
Convertible Debt	19,456	19,456	19,456
Stock Options	6,057	2,811	720
Other Potentially Dilutive Common Shares	337	929	292
Average Common Shares Outstanding, Assuming Dilution	465,934	456,047	450,060
Earnings Per Share:
Income from Continuing Operations	$2.98	$1.67	$0.97
Discontinued Operations	—	0.98	(0.18)
Net Earnings	$2.98	$2.65	$0.79
Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$2.82	$1.59	$0.94
Discontinued Operations	—	0.93	(0.18)
Net Earnings	$2.82	$2.52	$0.76

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 2. Earnings Per Share, continued

Basic earnings per share was based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, was based on the weighted-average number of common shares outstanding adjusted for the effect of the following types of potentially dilutive common shares:

•	convertible debt,

•	employee stock options, and

•	other equity awards, which include unvested restricted stock and long-term incentive awards.

EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, required CSX to include approximately 19 million shares in the computation of earnings per share, assuming dilution. The amount included in diluted earnings per share represents the number of shares that would be issued if all the Company’s convertible debentures were converted. Debentures converted into CSX common stock were reflected in the basic earnings per share calculation.

Certain stock options were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. The following table provides information about potentially dilutive stock options excluded from the computation of earnings per share:

	Fiscal Years
	2006(a)	2005	2004
Number of Shares (Thousands)	—	4,426	32,748
Average Exercise Price	$—	$26.55	$21.44

(a) In 2006, all stock options were dilutive. Therefore, the potentially dilutive impact is zero.

NOTE 3. Shareholders’ Equity

Common and Preferred Stock consists of:

Common Stock, 1$ Par Value	December 29, 2006
(in Thousands)
Common shares authorized	600,000
Common shares issued and outstanding	437,764

Preferred Stock
Preferred shares authorized	25,000
Preferred shares outstanding	—

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held. Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

NOTE 4. Stock Plans and Share-Based Compensation

CSX share-based compensation plans primarily include stock options, restricted stock awards, long-term incentive plans, and stock plans for directors. CSX has not granted stock options since 2003. Awards granted under the various plans were determined and approved by the Compensation Committee of the Board of Directors.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 4. Stock Plans and Share-Based Compensation, continued

At December 29, 2006, there were 2,868 current or former employees with stock option grants outstanding under the various plans. Most new stock awards were granted under the authorization provided in the CSX Omnibus Incentive Plan. As of December 29, 2006, an additional 12 million shares of stock could be issued under this plan.

SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows. This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $59 million for fiscal year 2006. Prior to the adoption of SFAS 123(R), CSX presented all income tax benefits from deductions resulting from compensation costs as operating cash flows in the Consolidated Cash Flow Statements.

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Fiscal Years
(Dollars in Millions)	2006	2005	2004
Share-Based Compensation Expense	$45	$39	$20
Income Tax Benefit	17	14	7

The following table illustrates the pro forma effect on net earnings and earnings per share prior to the adoption of SFAS 123(R). This table only shows 2004 and 2005 pro forma amounts since the Company adopted the fair value recognition provisions of SFAS 123(R) in the first quarter of 2006. Therefore, expenses were recognized in the Consolidated Income Statement for all unvested share-based compensation in 2006. The table below only shows 2005 and 2004 as it is not applicable for pro forma amounts for 2006 and forward.

(Dollars in Millions, Except Per Share Amounts)	2005	2004
Net Earnings—As Reported	$1,145	$339
Add: Stock-Based Employee Compensation Expense Included in Reported Net Income—Net of Tax	25	13
Deduct: Total Stock-Based Employee Compensation
Expense Determined under the Fair Value Based Method for all Awards—Net of Tax	(29)	(29)
Pro Forma Net Earnings	$1,141	$323
Interest Expense on Convertible Debt—Net of Tax	4	4
Pro Forma Net Earnings, If-Converted	$1,145	$327
Earnings Per Share:
Basic—As Reported	$2.65	$0.79
Basic—Pro Forma	$2.64	$0.75
Diluted—As Reported	$2.52	$0.76
Diluted—Pro Forma	$2.51	$0.73

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 4. Stock Plans and Share-Based Compensation, continued

Stock Options

Stock options were granted with 10-year terms. Options outstanding at December 29, 2006, are generally exercisable three to ten years after date of grant. The exercise price for options granted equals the market price of the underlying stock on the date of grant. A summary of CSX’s stock option activity and related information for the fiscal years 2006, 2005 and 2004 is as follows:

	Fiscal Years
	2006		2005		2004
	Options Outstanding (000s)	Weighted- Average Exercise Price	Options Outstanding (000s)	Weighted- Average Exercise Price	Options Outstanding (000s)	Weighted- Average Exercise Price
Outstanding at Beginning of Year	34,151	$20.13	41,445	$19.81	46,851	$19.55
Granted	—	$—	—	$—	—	$—
Expired or Canceled	(101)	$21.71	(1,766)	$19.99	(4,372)	$18.92
Exercised	(14,630)	$21.76	(5,528)	$17.78	(1,034)	$11.65
Outstanding at End of Year	19,420	$18.96	34,151	$20.13	41,445	$19.81
Exercisable at End of Year	12,670	$19.78	15,746	$21.00	14,438	$20.52

The following table summarizes information about stock options outstanding at December 29, 2006:

Exercise Price	Number Outstanding (000’s)	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (Millions)
Options Outstanding:
$10 to $15	822	3.29	$12.25	$19
$15 to $20	14,155	5.38	$18.08	$248
$20 to $25	3,695	1.85	$22.13	$50
$25 to $30	748	1.01	$27.42	$6
Total	19,420	4.45	$18.96	$323
Options Exercisable:
$10 to $15	822	3.29	$12.25	$19
$15 to $20	7,687	4.91	$18.95	$128
$20 to $25	3,695	1.85	$22.13	$50
$25 to $30	466	0.81	$28.08	$3
Total	12,670	3.76	$19.78	$200

The total intrinsic value of options exercised, which represents the value paid to current and former employees that exercised options for fiscal year ended 2006, 2005, and 2004 were $147 million, $24 million, and $6 million, respectively.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 4. Stock Plans and Share-Based Compensation, continued

Restricted Stock Awards

Restricted stock awards vest over an employment period of up to five years. The following table provides information about outstanding restricted stock awards.

	Fiscal Years
	2006	2005	2004
Number of Restricted Stock Awards Outstanding (Thousands)	220	550	518
Weighted Average Fair Value at Grant Date	$19.44	$16.36	$15.60
Restricted Stock Award Expense (Millions)	$2	$2	$2

Long-term Incentive Plans

The CSX Long-term Incentive Plans were adopted under the CSX Omnibus Incentive Plans. The objective of the 2004/2005 plan was to motivate and reward key members of management and executives for achieving and exceeding a two-year modified free cash flow goal, and the award was payable in cash and CSX common stock.

The plan expired on December 30, 2005, and CSX issued 1.5 million shares in 2006 as a result of the achievement of performance targets for the two preceding fiscal years. Additionally, CSX recognized $75 million and $10 million in expense associated with this program for the fiscal years 2005 and 2004, respectively.

Grants under two new Long-term Incentive Plans were made in 2006 in the form of performance units. One of the plans provides for a two-year cycle ending in fiscal year 2007 and the other plan provides for a three-year cycle ending in fiscal year 2008. For these plans, the key financial target is operating ratio for Surface Transportation, which is defined as annual operating expenses divided by revenue of CSX’s rail and intermodal businesses and is calculated excluding non-recurring items. All units awarded are payable in CSX common stock. The payout range for the majority of participants will be between 0% and 200%, with each unit being equivalent to one share of CSX stock. The payout for certain senior executive officers is subject to a 20% increase if certain additional pre-established financial targets are achieved, which could result in a maximum payout of 240%. However, any payout to certain senior executive officers is also subject to a 30% reduction at the discretion of the Compensation Committee of the Board of Directors. Units in both plans have a weighted average grant date fair value of $36.79, which includes the value of both the initial grant and subsequent, smaller grants at different prices to new or promoted employees not previously included.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 4. Stock Plans and Share-Based Compensation, continued

The Company began recording expense for these plans when the grants were made in May 2006, which resulted in compensation expense of $35 million for fiscal year 2006. As of December 29, 2006, there was $41 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 1.3 years. The activity related to each of these plans is summarized as follows:

	2006 - 2007 Plan Units Outstanding (000s)	2006 - 2008 Plan Units Outstanding (000s)
Unvested at December 30, 2005	—	—
Granted	1,393	697
Forfeited	(14)	(7)

Unvested at December 29, 2006	1,379	690

Stock Plan for Directors

The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors’ fees and retainers were paid. At the end of 2006, the minimum retainer to be paid in CSX common stock was 50% but each director may elect to receive the entire retainer and fees in CSX common stock. In addition, each director receives an annual payment made entirely in CSX common stock. The following table provides information about shares issued to directors.

	Fiscal Years
	2006	2005	2004
Shares Issued to Directors (Thousands)	70	74	82
Expense (Millions)	$3	$2	$1

For 2006, the Plan permitted each director, in accordance with Internal Revenue Code Section 409A, to defer receipt of fees. Deferred cash amounts were credited to an unfunded account and were invested in a choice of eight investment selections, including a CSX common stock equivalent fund. Distributions were made in accordance with elections made by the directors consistent with the terms of the Plan. At December 29, 2006, there were 1.1 million shares of common stock reserved for issuance under this Plan.

Shareholder Dividend Reinvestment Plan

CSX maintains the Shareholder Dividend Reinvestment Plan under which shareholders may use dividends paid on CSX common stock held in the plan to purchase additional shares of stock. The following table provides information about shares available for issuance under this plan at the end of fiscal years 2006, 2005 and 2004.

	Fiscal Years
	2006	2005	2004
Number of Shares Available for Issuance (Thousands)	10,642	10,295	9,894

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 5. Hurricane Katrina

In August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast, including damage to track infrastructure and bridges. Operations were returned to pre-hurricane conditions by the end of the first quarter of 2006.

In order to determine the proper accounting treatment for the damage, the Company reviewed EITF 01-10, Accounting for the Impact of the Terrorist Attacks of September 11, 2001, specifically Issue 3, of that consensus, in which the Task Force concluded that insurance recoveries in connection with property and casualty losses should be recognized when realization of the claim for recovery of a loss recognized in the financial statements is deemed probable. Information regarding the Company’s insurance coverage, damage estimates and the allocation of the insurance deductible is as follows:

Insurance Coverage

In 2005, the Company had insurance coverage of $535 million, after a $25 million deductible (per occurrence), for the following types of losses:

1.

Fixed Assets Damages—CSX is entitled to the current replacement cost of the damaged assets. The Company’s bridges and track damaged by Hurricane Katrina comprised the majority of these types of losses.

2.

Business Interruption—The Company is entitled to recover the increased costs incurred to allow the Company to continue operations and to minimize the overall business impact to the Company during the period of indemnity. These increased costs include rerouting costs and other costs.

3.

Lost Profit—The Company is entitled to recover lost profits, net of associated expenses during the period of indemnity. The period of indemnity extends through the date which the railroad network was restored to its original operations.

The Company’s insurance policies do not prioritize coverage based on types of losses. As claims were submitted to the insurance companies, they were reviewed and preliminary payments were received until all losses were incurred and documented. A final payment will be received once the Company and its insurers agree on the total value of the claim.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 5. Hurricane Katrina, continued

Damage Estimates

Management’s current loss estimate is approximately $450 million. Damages are categorized as follows:

1.

Fixed Asset Damages—The cost estimate is based on the replacement value of approximately 39 miles of continuous track, six major bridges, numerous small bridges, signal and communication damage, locomotive repair and facilities damaged throughout the region.

2.

Incremental Expenses—The Company’s incremental expenses relate primarily to rerouting costs and other costs. Rerouting costs are costs to move traffic either through alternative locations on the Company’s network or on other railroad lines. Other costs include debris removal, maintenance on equipment damaged by water, supplies, environmental expenses, maintenance labor and other various items.

3.	Lost Profit—The Company estimated the impact on revenue at a location and customer-specific level.

Allocation of Deductible

The Company’s insurance policies required its participation in the first $25 million of each loss event, without regard to the category of the covered losses. Although the Company’s insurance policies do not specifically apply the deductible by the types of losses covered, CSX believes it is inconsistent with the form and economic substance of the Company’s policies to attribute the entire deductible to a single component of covered losses. Therefore, the Company allocated the $25 million self-insured deductible among the three categories of losses in proportion to the best estimate of the total ultimate losses eligible for recovery under the Company’s insurance policies. This estimate includes losses incurred in all three categories through the balance sheet date, as well as expected future losses attributable to incremental expenses and lost profits.

Fixed Asset Damages

Due to the significant difference between the carrying amount of property damaged and the estimated replacement cost of the property, the Company realized a net gain during 2006. This net gain resulted after applying the deductible of $15 million that was allocated to fixed asset damage. See also “Gain on Insurance Recoveries” below for further information.

Incremental Expenses

Because incremental expenses incurred to date were easily quantified shortly after incurrence and CSX’s insurance policies explicitly cover such costs, the Company has concluded that recoveries attributed to incremental costs should be recognized when it is probable the insurance providers will settle the claim for the amount of recognized losses or as cash is received. No gain was recognized associated with incremental expenses, as recoveries were for the amounts of incurred expenses.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 5. Hurricane Katrina, continued

Lost Profits

The financial statements of the Company were impacted by lost profits, as the Company did not earn revenues associated with covered losses. The Company believes lost profits are recoverable based on the insurance policy terms. However, because the insurance coverage associated with the recovery of lost profits is similar to a gain contingency, gains on lost profits are recognized only when cash is received. These lost profits are considered contingent gain due to the subjective nature of the coverage and longer time periods used to measure the lost profits as compared to other types of coverage.

Gains from lost profits were recognized during 2006. See “Gain on Insurance Recoveries” below for further information. The Company estimates that the 2005 operating income was impacted by $30 million due to lost profits.

Gain on Insurance Recoveries

In 2006, CSX recognized gains of $168 million pre-tax, on insurance recoveries from claims related to Hurricane Katrina. No gains were recognized in 2005. The gains are attributable to recovering amounts in excess of the net book value of fixed asset damages and to recording recoveries related to lost profits. Additional gains are expected in future periods as more cash is collected.

Gain contingencies subject to FIN 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets and SFAS 5, Accounting for Contingencies (“SFAS 5”), were not recognized until the period in which all contingencies were resolved or cash proceeds were received. The probable insurance recovery of the replacement cost of property damage in excess of book value and the recovery of lost profits were considered to be gain contingencies. The Company believes it is appropriate to defer the net gain (after applying the insurance deductible) until all contingencies related to the gain were resolved or cash proceeds were received. Therefore, in measuring the losses incurred in 2005, attributed to Hurricane Katrina, the Company considered the actual losses reflected in the financial statements, the allocable deductible (based on expected total recoveries from insured losses), and recorded a receivable for the difference based on probable insurance recoveries at December 30, 2005.

This insurance receivable, net of $43 million cash insurance proceeds, was included in Accounts Receivable – Net at December 30, 2005. No receivables related to insurance recoveries existed at December 29, 2006. As of December 29, 2006, the Company has collected insurance payments of $338 million.

Cash Flows

In accordance with SFAS 95, Statement of Cash Flows, CSX reported cash proceeds received from insurers as “Insurance Proceeds”, in either cash flows from operating activities or cash flows from investing activities based on the type of cost to which the proceeds relate.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 6. Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

(Dollars in Millions)	Casualty Reserves	Separation Liabilities	Environmental Reserves	Other Reserves	Total
Balance December 26, 2003	$712	$208	$45	$151	$1,116
Charged to Expense	217	16	29	84	346
Payments	(214)	(20)	(21)	(107)	(362)
Conrail Spin-off (a)	—	—	6	—	6
Reclassifications (b)	(10)	(49)	—	—	(59)
Balance December 31, 2004	$705	$155	$59	$128	$1,047
Charged to Expense	181	—	32	47	260
Change in Estimate	(38)	—	—	—	(38)
Payments	(173)	(34)	(20)	(78)	(305)
Balance December 30, 2005	$675	$121	$71	$97	$964
Charged to Expense	143	—	20	48	211
Payments	(181)	(16)	(20)	(52)	(269)
Reclassifications(c)	—	15	—	—	15
Balance December 29, 2006	$637	$120	$71	$93	$921

(a) Conrail spin-off in 2004 represents the Company assuming responsibility to reimburse Conrail $6 million for certain environmental liabilities retained by Conrail for facilities now owned by CSXT.

(b) The reclassifications in 2004 of $59 million represent obligations arising from the management restructuring program. Most of this liability was paid from CSX’s qualified pension plan and therefore was reclassified to pension liabilities. Both items were reclassified to other long-term liabilities.

(c) The reclassifications in 2006 were reclassified from labor and fringe benefit payable.

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the Consolidated Balance Sheets as follows:

	December 29, 2006			December 30, 2005
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty	$172	$465	$637	$227	$448	$675
Separation	20	100	120	20	101	121
Environmental	26	45	71	20	51	71
Other	35	58	93	44	53	97
Total	$253	$668	$921	$311	$653	$964

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims. Currently, no individual claim is expected to exceed the Company’s self-insured retention amount. To the extent the value of an individual claim exceeds the self-insured retention amount, CSX would present the liability on a gross basis with a corresponding receivable for insurance recoveries. Personal injury and occupational claims were presented on a gross basis and in accordance with SFAS 5, Accounting for

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 6. Casualty, Environmental and Other Reserves, continued

Contingencies (“SFAS 5”). These reserves fluctuate with estimates provided by independent third parties reviewed by management, offset by the timing of payments. Most of the claims were related to CSXT unless otherwise noted.

The amounts recorded by the Company for asbestos and other occupational liabilities were based upon currently known information and judgments based upon that information. Projecting future events, such as the number of new claims to be filed each year, the average cost of disposing of claims, as well as the numerous uncertainties surrounding asbestos and other occupational litigation or legislation in the United States, could cause the actual costs to be higher or lower than projected.

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

Personal Injury

Personal injury represents liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees were primarily subject to the Federal Employers’ Liability Act (“FELA”). In addition to the FELA liabilities, employees of other CSX subsidiaries were covered by various state workers’ compensation laws, the Federal Longshore and Harbor Worker’s Compensation Program or the Maritime Jones Act.

CSXT retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT’s historical claims and settlement experience. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties in litigation. Reserves for personal injury claims were $424 million and $421 million at December 29, 2006 and December 30, 2005, respectively.

Occupational

Occupational claims arise from allegations of exposure to certain materials in the work place. Examples of exposures would be asbestos, solvents (which include soaps and chemicals) diesel fuel, and alleged chronic physical injuries resulting from work conditions. Examples of claims arising from work conditions would be repetitive stress injuries, carpal tunnel syndrome or hearing loss.

Reserves for asbestos related claims were $121 million and $141 million at December 29, 2006 and December 30, 2005, respectively. Reserves for all other occupational claims were $92 million and $113 million at December 29, 2006 and December 30, 2005, respectively.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 6. Casualty, Environmental and Other Reserves, continued

Asbestos

The Company is party to a number of occupational claims by employees alleging exposure to asbestos in the workplace. The heaviest possible exposure for employees was due to work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950’s. However, other types of exposures, including exposure from locomotive component parts and building materials, continued until it was substantially eliminated by 1985. Additionally, the Company has retained liability for asbestos claims filed against the previously owned international container shipping business.

The Company retains a third party specialist with extensive experience in performing asbestos and other occupational studies to assist management in assessing the value of the Company’s claims and cases. The analysis is performed by the specialist semi-annually and is reviewed by management. The objective of the analysis is to determine the number of estimated incurred but not reported (“IBNR”) claims and the estimated average cost per claim to be received over the next seven years. Seven years was determined by management to be the time period in which probable claim filings and claim values could be estimated with more certainty.

The Company, with the assistance of the third party specialist, determines its potentially exposed population from which it is able to derive the estimated number of IBNR claims. The estimated average cost per claim is then determined utilizing recent actual average cost per claim data and national industry data. Key elements of the assessment include the following:

•

An estimate is computed using a ratio of Company employee data to national employment for select years during the period 1938-2001. The Company uses railroad industry historical census data because it does not have detailed employment records in order to compute the population of potentially exposed employees.

•

The projected incidence of disease is estimated based on epidemiological studies using employees’ age and the duration and intensity of potential exposure while employed. Epidemiology is the medical science that deals with the incidence, distribution and control of diseases in a population.

•

An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) is computed using the Company’s average historical claim filing rates for a three-year calibration period, excluding a surge in claims originating in West Virginia. In 2006, the Company received 766 asbestos claims in West Virginia in which the claimants were neither exposed in West Virginia nor residents of the state. CSX believes these claims will not have standing in West Virginia and therefore are excluded from the calibration period. Management feels this calibration period represents the best estimate of future filing rates.

•	An estimate of the future anticipated dismissal rate by type of claim is computed using the Company’s historical average dismissal rates observed during the current calibration period noted above.

•

An estimate of the future anticipated settlement by type of disease is computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of incident observed during the current calibration period noted above.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 6. Casualty, Environmental and Other Reserves, continued

From these assumptions, the Company projects the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates were applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represented claims that were closed without payment, were deducted to calculate the number of future claims by disease type that would likely require payment by the Company. Finally, the number of such claims was multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.

The estimated future filing rates and estimated average claim values were the most sensitive assumptions for this reserve. A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $1 million increase or decrease in the liability recorded for unasserted asbestos claims.

Undiscounted liabilities recorded related to asbestos claims were as follows:

(Dollars in Millions)	December 29, 2006	December 30, 2005
Asbestos
Incurred but not reported claims	$52	$54
Asserted claims	69	87

Total liability	$121	$141

Current liability	$30	$37

Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, were not included in the recorded liability. The Company is presently self-insured for asbestos-related claims.

In 2005, management updated its estimate of the unasserted liability exposure with the assistance of the third party specialists, which resulted in recognition of a $48 million favorable change associated with asbestos liabilities (net $38 million favorable change for all occupational liabilities). During 2004 and 2005, asbestos related disease claims filed against the Company dropped substantially, particularly bulk claims filed by certain law firms. In 2003, the Company received a significant number of filings. The Company believes the number was attributable to an attempt to file before a new, more restrictive venue law took effect in West Virginia in mid-2003. As a result, management reassessed the calibration period from a four-year average as mentioned before to a three-year average, excluding the surge in claims originating in West Virginia. Management believes this calibration period represents the best estimate of future filing rates. There have been no significant changes in 2006.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 6. Casualty, Environmental and Other Reserves, continued

Other Occupational

The Company retains a third party specialist with extensive experience in performing other occupational studies to assist management in assessing the value of the Company’s claims and cases. The analysis is performed by the specialist semi-annually and is reviewed by management. Similar to the asbestos liability estimation process, the key elements of the assessment include the following:

•

An estimate of the potentially exposed population for other occupational diseases is calculated by projecting active versus retired work force from 2002 to 2010 using a growth rate projection for overall railroad employment made by the Railroad Retirement Board in its June 2003 report.

•

An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee is computed using the Company’s average historical claim filing rates for the calibration periods management felt were representative of future filing rates. For carpal tunnel and repetitive stress injuries, the current calibration period is a 1-year average of claim filings. Hearing loss uses a 3-year calibration period, and all other diseases or injuries use a 2-year calibration period. An estimate is made to forecast future claims by using the filing rates by disease and the active and retired CSX population each year.

•

An estimate of the future anticipated settlement by type of injury is computed using the Company’s historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during a period that management feels is representative of future settlement amounts.

The estimated future filing rates and estimated average claim values were the most sensitive assumptions for this reserve. A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in an approximate $1 million increase or decrease in the liability recorded for unasserted other occupational claims.

Undiscounted recorded liabilities related to other occupational claims were as follows:

(Dollars in Millions)	December 29, 2006	December 30, 2005
Other Occupational
Incurred But Not Reported Claims	$53	$63
Asserted Claims	39	50

Total Liability	$92	$113

Current Liability	$30	$18

Defense and processing costs, which historically have been insignificant and were anticipated to be insignificant in the future, were not included in the recorded liability. The Company is presently self-insured for other occupational-related claims.

During 2005, the Company experienced an unfavorable trend in settlement values for repetitive stress and other injuries, which resulted in the recognition of a $10 million unfavorable change in estimate associated with these liabilities. There have been no significant changes in 2006.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 6. Casualty, Environmental and Other Reserves, continued

Summary

A summary of asbestos and other occupational claims activity is as follows:

	Fiscal Years
	2006	2005
Asserted Claims
Open Claims—Beginning of Year	10,639	11,461
New Claims Filed	1,504	765
Claims Settled	(767)	(1,206)
Claims Dismissed	(260)	(381)
Open Claims—End of Year	11,116	10,639

Approximately 6,000 of the open claims at December 29, 2006 were asbestos claims against the Company’s previously owned international container-shipping business. Because these claims were against multiple vessel owners, the Company’s reserves reflected its portion of those claims. The Company had approximately $9 million and $11 million reserved for those shipping business claims at December 29, 2006 and December 30, 2005, respectively. The remaining open claims were asserted against CSXT.

Separation

Separation liabilities provide for the estimated costs of implementing workforce reductions, improvements in productivity and other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

Environmental

The Company is a party to various proceedings, including administrative and judicial proceedings, involving private parties and regulatory agencies related to environmental issues. The Company was identified as a potentially responsible party at approximately 254 environmentally impaired sites, many of which were, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. The majority of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. However, a number of these proceedings were based on allegations that the Company, or its predecessors, sent hazardous substances for disposal to facilities owned or operated by others. In addition, some of the Company’s land holdings were leased to others for commercial or industrial operations that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 6. Casualty, Environmental and Other Reserves, continued

At least once a quarter, the Company reviews its role with respect to each site identified. Based on the review process, the Company has recorded amounts to cover anticipated contingent future environmental remediation costs with respect to each site to the extent such costs are estimable and probable. The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company’s estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, conditions that are currently unknown could, at any given location, result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations, financial condition and liquidity.

Other

Other reserves of $93 million include liabilities for various claims, such as longshoremen disability claims, freight claims, and claims for property, automobile and general liability. These liabilities are accrued at the estimable and probable amount, in accordance with SFAS 5.

Longshoremen disability claims represent liability for assessments under Section 8f of the United States Longshore and Harbor Workers’ Compensation Act. These reserves have amounts accrued for second injury fund liabilities, which represent the non-medical portion of employee claims which are paid by the United States Department of Labor and are attributed to an earlier injury to the same employee.

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

The Company accrues for claims related to property, automobile and general liability. The Company is also required to maintain primary and state mandated coverage for company property and vehicle fleets. General liability is coverage for liability arising from operations of non-rail CSX subsidiaries.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 7. Commitments and Contingencies

Lease Commitments

The Company has various lease agreements with other parties with terms up to 30 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms.

At December 29, 2006, minimum building and equipment rentals and commitments for vessels under these operating leases were as follows:

(Dollars in millions)
Years	Operating Leases	Sublease Income	Net Lease Commitments
2007	$252	$69	$183
2008	174	48	126
2009	135	37	98
2010	108	31	77
2011	75	17	58
Thereafter	305	96	209
Total	$1,049	$298	$751

Operating leases and an equal portion of sublease income include approximately $216 million relating to ongoing operating lease commitments for vessels and equipment, which have been subleased to Horizon Lines LLC (“Horizon”), a former subsidiary previously named CSX Lines. CSX believes Horizon will fulfill its contractual commitments with respect to such leases, and CSX will have no further liabilities for those obligations.

In addition to the commitments in the following table, the Company also has agreements covering equipment leased from Conrail. (See Note 17, Related Party Transactions, for a description of these commitments.)

	Fiscal Years
(Dollars in Millions)	2006	2005	2004
Rent Expense on Operating Leases	$514	$523	$567

The majority of rent expense on operating leases relates to net daily rental charges on railroad operating equipment, which are not long-term commitments. The Company recognizes rent expense associated with operating leases that include escalations over their term using the straight-line method.

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 40% of CSXT’s fleet of locomotives. The agreement is based on the maintenance cycle for each locomotive and is currently predicted to expire no earlier than 2026 and as late as 2031, depending upon when additional locomotives are placed in service. The costs expected to be incurred through the duration of the agreement fluctuate as locomotives are placed into or removed from service or as required maintenance is adjusted. CSXT may terminate the agreement at its option after 2012, although such action would trigger certain liquidated damages provisions. Under the program, CSXT paid $183 million, $170 million and $151 million during the fiscal years ended 2006, 2005 and 2004, respectively.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 7. Commitments and Contingencies, continued

As a result of agreements executed in August 2005 and February 2006, CSXT has purchase obligations supporting a multi-year plan to acquire additional locomotives between 2006 and 2011. The amount of the ultimate purchase commitment depends upon the model of locomotive acquired and the timing of delivery. Annual payments under the long-term maintenance program and locomotive purchase obligations were estimated as follows:

Payments
(Dollars in Millions)
2007	$380
2008	441
2009	411
2010	252
2011	268
2012-2031	5,241

Total	$6,993

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers. The largest purchase obligation is for railcar maintenance of $79 million over the next two years. Annual payments under these additional purchase commitments were estimated as follows:

Payments
(Dollars in Millions)
2007	$89
2008	85
2009	40
2010	31
2011	5
2012-2031	6

Total	$256

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption with substantial limits. A specific amount of risk ($25 million per occurrence) is retained by the Company on the casualty program and non-catastrophic property damage. The Company retains $50 million of risk per occurrence for its catastrophic property coverage. For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 5, Hurricane Katrina.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 7. Commitments and Contingencies, continued

Guarantees

CSX and its subsidiaries are contingently liable individually and jointly with others as guarantors of approximately $95 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the beneficiary of the guarantee based on another entity’s failure to perform.

At December, 2006, the Company’s guarantees primarily related to the following:

1.

Guarantee of approximately $73 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee. Management does not expect that the Company will be required to make any payments under this guarantee for which CSX will not be reimbursed.

2.

Guarantee of approximately $8 million relating to leases assumed as part of the conveyance of its interest in Horizon. The Company believes Horizon will fulfill its contractual commitments with respect to such leases, and the Company will have no further liabilities for those obligations.

3.

Guarantee of approximately $13 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations.

As of December 29, 2006, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements. The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

Other Legal Proceedings

The Company is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims, and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages, and others purported to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial condition or liquidity of the Company. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations, financial condition or liquidity of the Company in a particular quarter or fiscal year.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans

General

The Company sponsors defined benefit pension plans principally for salaried, management personnel. The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. Employees hired after December 31, 2002 are covered by a cash balance plan, which provides benefits by utilizing interest and pay credits based upon age, service, and compensation.

In addition to these plans, CSX sponsors one post-retirement medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met. The post-retirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

	Summary of Participants as of January 1, 2006
	Pension Plans	Post-retirement Medical Plan
Active Employees	6,433	4,199
Retirees and Beneficiaries	10,834	10,987
Other (a)	6,031	264
Total	23,298	15,450

(a)

For pension plans, the other category consists of terminated but vested former employees. For post-retirement plans, the other category consists of employees on long-term disability that have not yet retired.

In September 2006, FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”), which changed the accounting rules for reporting and disclosures related to pension and other post-retirement benefit plans. Companies are now required to include on the balance sheet an additional asset or liability to reflect the funded status of retirement and other post-retirement benefit plans, and a corresponding after-tax adjustment to equity. Retroactive application of this accounting rule is prohibited; therefore, 2006 is presented as required by SFAS 158 and 2005 is presented as required under the accounting rules prior to SFAS 158. The adoption in 2006 had no effect on the computation of net periodic benefit expense for pensions and post-retirement benefits. Effective 2008, CSX will be required to change the measurement date for pension and post-retirement benefit plans from September 30 to the last day of the fiscal year.

As currently permitted by SFAS 87, Employers Accounting for Pensions (“SFAS 87”), the Company has elected to use a plan measurement date of September 30 to actuarially value its pension and post-retirement plans.

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.

The benefit obligation for these plans represents the liability of the Company for current and retired employees and is affected primarily by the following:

•	Service cost (benefits attributed to employee service during the period)

•	Interest cost (interest on the liability due to the passage of time)

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

•	Actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions)

•	Benefits paid to participants

Pension Protection Act of 2006

In August 2006, the President of the United States signed the Pension Protection Act of 2006 into law. Included in this legislation were changes to the method of valuing pension plan assets and liabilities for funding purposes, as well as the minimum funding levels required by 2008. CSX is determining what impact the new requirements will have on the Company’s future cash flow; however, initial estimates forecast a 2008 unfunded liability of approximately $185 million after tax. This estimate will be affected by future contributions, investment returns on plan assets, and interest rates. Under the transition rules provided, CSX must begin funding of this shortfall no later than 2009, and must complete the funding by 2014. The Company anticipates funding pension contributions with cash from operations.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

As required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“The Act”), the Company has determined that its medical plan’s prescription drug benefit qualifies as actuarially equivalent to the benefit that would be paid under the Act.

The Company has applied for the tax free 28% federal reimbursement of total prescription drug claims from $250 to $5,000 paid after December 31, 2005, and received $4 million in reimbursement in 2006.

Cashflows

Plan assets are amounts that had been segregated and restricted to provide benefits, and include amounts contributed by the Company and amounts earned from investing contributions, less benefits paid. The Company funds the cost of the post-retirement medical and life insurance benefits on a pay-as-you go basis. CSX expects to make cash contributions of approximately $8 million to its pension plans in 2007.

The benefits as of December 29, 2006, expected to be paid in each of the next five fiscal years, and in the aggregate for the five fiscal years thereafter were as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2007	$129	$44
2008	130	43
2009	132	42
2010	132	40
2011	132	39
Thereafter	653	162

Total	$1,308	$370

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

Plan Assets

Asset management for the pension fund is founded on an asset allocation strategy that was developed using asset return simulation in conjunction with projected plan liabilities. The allocation seeks maximization of returns within the constraints of acceptable risks considering the long-term investment horizon. CSX has established a target allocation of 60% equity and 40% fixed income investments.

The distribution of pension plan assets as of the measurement date is as follows:

	September 30, 2006		September 30, 2005
(Dollars in Millions)	Amount	Percent of Total Assets	Amount	Percent of Total Assets

Common Stocks	$900	60%	$928	60%
Fixed Income	598	39%	591	39%
Cash and Cash Equivalents	13	1%	17	1%

Total	$1,511	100%	$1,536	100%

The Company provides investment guidelines to both the plan’s fixed income and equity fund managers. Within the broad asset classes that comprise the plan’s investments, common stocks were diversified based on allocations to domestic and foreign stocks as mandated by the Company. Allocations were maintained within 3% of targets. The U.S. stock segment includes style diversification among managers of large capitalization stocks and small capitalization stocks. The Company limits industry sectors, outlines individual stock issuer concentration and monitors the use of derivatives and CSX securities.

Fixed income securities were diversified across fund managers and investment style and were benchmarked to a long duration index. The Company specifies the types of allowable investments such as government, corporate and asset-backed bonds, and limits diversification between domestic and foreign investments and the use of derivatives. Additionally, the Company stipulates minimum credit quality constraints and any prohibited securities.

Individual investments or fund managers were selected carefully in accordance with standards of prudence as it applies to asset diversification and investment suitability. Monitoring fund investment performance is ongoing. Acceptable performance is determined in the context of the long-term return objectives of the fund and appropriate asset class benchmarks.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

Benefit Obligation and Plan Asset Information

The following is a reconciliation of the beginning and ending balances of the benefit obligation and the fair value of plan assets as of year end:

	Pension Benefits		Post-retirement Benefits
(Dollars in Millions)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005

Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$1,942	$1,947	N/A	N/A
Projected Benefit Obligation	2,075	2,078	$398	$444

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,078	$1,941	$444	$509
Service Cost	36	34	7	8
Interest Cost	105	107	21	24

Impact of Plan Changes/Special Termination Benefits	—	2	—	—
Plan Participants’ Contributions	—	—	16	14
Actuarial (Gain)/Loss	2	141	(35)	(58)
Benefits Paid	(146)	(147)	(55)	(53)

Benefit Obligation at End of Plan Year	$2,075	$2,078	$398	$444

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,536	$1,458	N/A	N/A
Actual Return on Plan Assets	99	210	N/A	N/A
Employer Contributions	22	15	$39	$39
Plan Participants’ Contributions	—	—	16	14
Benefits Paid	(146)	(147)	(55)	(53)

Fair Value of Plan Assets at End of Plan Year	$1,511	$1,536	$—	$—

Funded Status at end of Plan Year	$(564)	$(542)	$(398)	$(444)

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

Funded Status and Amounts Recognized in Consolidated Balance Sheets

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 29, 2006, the status of CSX plans was as follows:

	Aggregate Projected Benefit Obligation	Aggregate Fair Value of Plan Assets
For plans with a projected benefit obligation in excess of plan assets	2.3 billion	1.5 billion

For plans with an accumulated benefit obligation in excess of plan assets	2.2 billion	1.5 billion

Effective 2006, SFAS 158 required that companies recognize a balance sheet asset or liability for each of their pension and other post-retirement benefit plans equal to the funded status of the plan, as shown above.

For 2005, a liability was recognized if net periodic pension cost recognized exceeds amounts the employer had contributed to the plan. An asset was recognized if net periodic pension cost was less than amounts the employer had contributed to the plan. 2006 pension liability was equal to the funded status of the plans, to reflect the change in presentation from applying SFAS 158.

The following table shows the reconciliation of the funded status of the Company’s plans with the amount recorded in the Consolidated Balance Sheets:

	Pension Benefits		Post-retirement Benefits
(Dollars in Millions)	December 29, 2006	December 30, 2005	December 29, 2006	December 30, 2005

Funded Status	$(564)	$(542)	$(398)	$(444)
Unrecognized Actuarial Loss	—	477	—	114
Unrecognized Prior Service Cost	—	23	—	(14)
Fourth Quarter Activity:
Employer Contributions to Pension Plans	24	4	—	—
Net Post-retirement Benefits Paid	—	—	10	11

Net Amount Recognized in Consolidated Balance Sheet	$(540)	$(38)	$(388)	$(333)

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

Net Periodic Benefit Expense

The following table describes the components of net periodic benefit expense.

	Pension Benefits			Post-retirement Benefits
	Fiscal Years			Fiscal Years
(Dollars in Millions)	2006	2005	2004	2006	2005	2004

Service Cost	$36	$34	$37	$7	$8	$9
Interest Cost	105	107	111	21	24	25
Expected Return on Plan Assets	(117)	(120)	(130)	—	—	—
Amortization of Prior Service Cost	4	4	4	(5)	(5)	(6)
Amortization of Net Loss	34	21	14	7	13	15

Net Periodic Benefit Cost	$62	$46	$36	$30	$40	$43
Special Termination Benefits—Workforce Reduction Program /Curtailments	—	—	6	—	—	18

Net Periodic Benefit Expense Including Termination Benefits	$62	$46	$42	$30	$40	$61

Due to the termination of employees under the management restructuring plan (see Note 15, Management Restructuring), a curtailment occurred in CSX’s pension plan and post-retirement medical plan. The estimated cost of the curtailments of $24 million was included in the management restructuring charge for the fiscal year 2004. Due to the curtailments, the Company was required to update its measurement of the assets and obligations of these plans, which affected the net periodic benefit costs beginning in 2004. A substantial portion of benefits provided under the management restructuring initiatives was paid from assets of the Company’s defined benefit pension plans.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

Pension and OPEB Adjustments

During 2006 and 2005, CSX recorded changes in its pension liabilities, which included 42% of the change in the pension liability for Conrail, its equity investee. The following table shows the pre-tax change in other comprehensive income (loss) attributable to the components of net expense and the change in benefit obligation.

	Pension Benefits		Post-retirement Benefits
Components of Other 2006 Comprehensive Income (loss)	December 2006 Income (Loss)	December 2005 Income (Loss)	December 2006 Income (Loss)	December 2005 Income (Loss)
(Dollars in Millions)
Gains (Losses)
Recognized During the Period	$62	$9	$71	—
Recognized as a Component of Net Periodic Benefit Cost (a)	34	21	7	13
Prior Service Cost
Recognized During the Period	19	—	(8)	—
Recognized as a Component of Net Periodic Benefit Cost (b)	4	4	(5)	(5)
Increase in Pension Liability Included in Other Comprehensive Income Prior to Adoption of SFAS 158	2	6	—	—

Effect of Adoption of SFAS 158 (after tax)	44	N/A	39	N/A

(a) The estimated amount to be expensed for 2007 is $30 million for pension benefits and $4 million for post-retirement benefits.

(b) The estimated amount to be expensed for 2007 is $4 million for pension benefits and a $5 million expense reduction for post-retirement benefits.

The balance as of December 2006 of pre-tax amounts to be amortized in the future that are included in Accumulated Other Comprehensive Income (a component of Stockholders’ Equity) are listed below:

	Pension Benefits	Post-retirement Benefits
(Gains)/Losses	$463	$71
Prior Service Costs	19	(8)

Total	$482	$63

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

Incremental Effect to the Balance Sheet

The following table illustrates the incremental effect of applying SFAS 158 on individual items on the Company’s Consolidated Balance Sheet at December 29, 2006:

	Balance prior to adoption of SFAS 158 and the minimum pension liability adjustment	Increase (Decrease) Minimum liability adjustment	Balance prior to adoption of SFAS 158	Increase (Decrease) SFAS 158 adoption adjustments	Ending balance after adoption of SFAS 158
(Dollars in Millions)
Intangible Assets	$23	$(4)	$19	$(19)	$—
Pension Assets	105	(31)	74	(74)	—
Investment in Conrail	599	—	599	8	607
Total Assets	25,249	(35)	25,214	(85)	25,129

Post-retirement Benefits Liability	322	3	325	63	388
Pension Benefits Liability	587	(34)	553	(13)	540
Deferred Income Taxes	6,161	1	6,162	(52)	6,110
Total Liabilities	16,219	(30)	16,189	(2)	16,187

Retained Earnings	7,430	(3)	7,427	—	7,427
Accumulated Other Comprehensive Income	(307)	(2)	(309)	(83)	(392)
Total Stockholder Equity	9,030	(5)	9,025	(83)	8,942
Total Liabilities and Equity	$25,249	$(35)	$25,214	$(85)	$25,129

Assumptions

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2006	2005	2006	2005
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.50%	8.50%	N/A	N/A
Benefit Obligation at End of Plan Year	8.50%	8.50%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	5.25%	5.75%	5.00%	5.00%
Benefit Obligation at End of Plan Year	5.75%	5.25%	5.50%	5.00%

Salary Scale Inflation	4.10%	3.60%	4.10%	3.60%

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 8. Employee Benefit Plans, continued

The net post-retirement benefit obligation was determined using the following assumptions for health care cost trend rate for medical plans. The rate is assumed to gradually decrease to 4.5% by 2014. Additionally, there are cost differentials between Medicare and Non-Medicare eligible individuals which is reflected below.

	Post-retirement Benefits
	2006	2005
Health Care Cost Trend Rate

Components of Benefit Cost: Non-Medicare Eligible	11%	12%
Components of Benefit Cost: Medicare Eligible	12%	13%

Benefit Obligations: Non-Medicare Eligible	10%	11%
Benefit Obligations: Medicare Eligible	11%	12%

For every 1% change in the assumed health care cost trend rate, service and interest cost will change $1 million (Income Statement impact) and the Company’s benefit obligation will change $13 million (Balance Sheet impact).

Other Plans

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $18 million, $19 million and $15 million for 2006, 2005 and 2004, respectively.

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain postretirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $30 million in 2006, $30 million in 2005 and $24 million in 2004.

NOTE 9. Debt and Credit Agreements

Debt was as follows:

(Dollars in Millions)	Maturity	Average Interest Rates at December 29, 2006	December 29, 2006	December 30, 2005
Notes	2007-2043	6.9%	$4,924	$4,891
Convertible Debentures, net of $75 and $80 discount, respectively	2021	1.0%	473	468
Equipment Obligations	2007-2015	6.9%	446	549
Other Obligations, Including Capital Leases	2007-2015	6.5%	111	121

Total Long-term Debt (including current portion)			5,954	6,029

Less Debt Due within One Year			(592)	(936)

Total Long Term Debt (excluding current portion)			$5,362	$5,093

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 9. Debt and Credit Agreements, continued

Debt Repurchased

In June 2005, CSX repurchased $1.0 billion of its publicly-traded notes listed below.

Notes	Principal Amount Outstanding	Aggregate Principal Amount of Tendered Notes Accepted for Purchase
(Dollars in Millions)
CSX 2.75% Notes due 2006	$200	$186
CSX 9% Notes due 2006	300	206
CSX Floating Rate Notes due 2006	300	58
CSX 8.625% Notes due 2022	200	84
CSX 7.95% Notes due 2027	500	227
CSX 8.10% Notes due 2022	150	57
CSX 7.25% Notes due 2027	250	167
CSX 7.90% Notes due 2017	400	15
	$2,300	$1,000

The consideration paid for these notes totaled $1.2 billion, including a pre-tax charge of $192 million for costs to repurchase the debt which primarily reflects the market value above original issue value. CSX used net cash proceeds from the disposition of CSX’s International Terminals business in 2005, along with cash on hand, to finance this repurchase.

Debt Issuance

In September 2006, CSX issued $400 million of notes, which bear interest at 6% and mature on October 1, 2036. These notes were included in the Consolidated Balance Sheets under Long-term Debt and may be redeemed by CSX at any time. CSX does not have any intention to redeem the notes within the next 12 months.

Convertible Debentures

In October 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the “debentures”) due October 30, 2021 for an initial offering price of approximately $462 million. The carrying value of outstanding debentures was $473 million and $468 million, at December 29, 2006 and December 30, 2005, respectively. These debentures accrete (increase) in value at a yield to maturity of 1% per year. The accretion rate may be reset on October 30, 2007, October 30, 2011, and October 30, 2016 to a rate based on five-year United States Treasury Notes minus 2.8%. In no event, however, will the yield to maturity be reset below 1% or above 3% per annum. Accretion in value on the debentures is recorded for each period, but will not be paid prior to maturity.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 9. Debt and Credit Agreements, continued

In October 2006 and 2005, holders had the option to require CSX to purchase their debentures at a purchase price equal to the accreted value of $861.03 and $852.48 per $1,000 principal amount, respectively, at maturity. As a result, CSX purchased an immaterial aggregate principal amount at maturity of the debentures with cash on hand. Similarly, the debentures allow holders to require CSX to purchase their debentures in October 2008, October 2011, and October 2016, at a purchase price equal to the accreted value of the debentures at the time. At December 29, 2006, the debentures were classified in Long-term Debt in the Consolidated Balance Sheets. CSX may redeem the debentures for cash at any time on or after October 30, 2008, at a redemption price equal to the accreted value of the debentures.

Holders may, in addition, convert their debentures into shares of CSX’s common stock at a conversion rate of 35.49 common shares per $1,000 principal amount of debentures, subject to customary anti-dilution adjustments, if any of the following conditions were satisfied:

•

If the closing sale price of CSX’s common stock, for at least 20 trading days in the 30 trading day period ending on the trading day before the conversion date, is more than 120% (which percentage will decline over the life of the debentures to 110% in accordance with the terms of the debentures) of the accreted conversion price per share of CSX’s common stock at that preceding trading day;

•	If CSX’s senior unsecured credit ratings are downgraded by Moody’s Investors Service, Inc. to below Ba1 and by Standard & Poor’s Rating Services to below BB+;

•	If CSX has called the debentures for redemption (which may occur no sooner than October 30, 2008); or

•	Upon the occurrence of specified corporate transactions.

The accreted conversion price of the debentures at December 29, 2006 was $862.44 and the threshold price to be met in order to convert the debentures into common stock was $28.55 per common share.

Short-term Debt Balances and Rates

(Dollars in Millions)	December 29, 2006	December 30, 2005
Short-term Debt	$8	$1
Weighted Average Interest Rates	6.07%	4.47%

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 9. Debt and Credit Agreements, continued

Long-term Debt Maturities

(Dollars in Millions) Fiscal Years Ending	Maturities as of December 2006
2007	$595
2008	1,092
2009	291
2010	77
2011	575
2012 and Thereafter	3,323

Total Long-term Debt Maturities	5,953
Fair market value of interest rate swap included in Current Maturities of Long-term Debt	(3)
Fair market value of interest rate swap included in Long-term Debt	4

Total Long-term Debt (including current portion)	$5,954

Credit Facilities

CSX has a $1.25 billion five-year unsecured revolving credit facility expiring in May 2011, a $15 million secured revolving credit facility expiring in May 2011, and a $16.9 million 364-day unsecured revolving credit facility expiring in August 2007. The $1.25 billion and $15 million facilities were entered into in May 2006, and the $16.9 million facility was entered into in August 2006, on terms substantially similar to the facilities they replaced. The $1.25 billion facility expires in May 2011, but CSX may, with the consent of the lenders, in each of May 2007 and 2008, extend the maturity date of the facility by an additional year. Generally, these facilities may be used for general corporate purposes, to support CSX’s commercial paper, and for working capital.

Additionally, with the approval of the lending banks, CSX may increase its total borrowing capacity by $500 million, from $1.25 billion to up to $1.75 billion. The amount of the credit facilities drawn on as of December 29, 2006 was $8.3 million. Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers.

In 2006, CSX paid approximately $3 million for total fees associated with the undrawn facilities. These credit facilities allow for borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. At December 29, 2006, CSX was in compliance with all covenant requirements under the facility.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 9. Debt and Credit Agreements, continued

Fair Value of Financial Instruments

Fair values of the Company’s financial instruments were estimated by reference to quoted prices from market sources and financial institutions, as well as other valuation techniques. Long-term debt is the only financial instrument of the Company with fair values significantly different from their carrying amounts. The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company’s current incremental borrowing rates for similar types of financing arrangements.

(Dollars in Billions)	December 29, 2006	December 30, 2005
Long Term Debt Including Current Maturities:
Fair Value	$6.6	$6.7
Carrying Value	$6.0	$6.0

NOTE 10. Other Income and Supplemental Data

Other Income consists of the following:

	Fiscal Years
(Dollars in Millions)	2006	2005	2004
Interest Income	$41	$38	$21
Income from Real Estate and Resort Operations (a)	24	85	47
Gain on Conrail Property (After Tax) (b)	26	—	16
Minority Interest	(21)	(19)	(16)
Miscellaneous (c)	25	(3)	4

Total Other Income	$95	$101	$72

Gross Revenue from Real Estate and Resort Operations Included in Other Income above	$193	$262	$217

(a) Income from Real Estate and Resort Operations includes the results of operations from CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, as well as the results of the company’s real estate sales, leasing, acquisition, and management and development activities.

(b) This item represents a non-cash gain on additional Conrail property value received.

(c) Miscellaneous income includes the income from several CSX owned or partially owned companies and other items.

Supplemental data consists of the following:

Operating Expense of $7.4 billion, $7.1 billion and $7.0 billion included Selling, General & Administrative Expenses of $487 million, $492 million and $434 million for fiscal years 2006, 2005 and 2004, respectively.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 11. Properties

The Company’s properties were as follows:

	December 29, 2006			December 30, 2005
(Dollars in Millions)	Cost	Accumulated Depreciation	Net	Cost	Accumulated Depreciation	Net

Rail:
Road	$19,741	$3,342	$16,399	$18,861	$3,208	$15,653
Equipment	6,567	2,666	3,901	6,357	2,482	3,875

Total Rail	26,308	6,008	20,300	25,218	5,690	19,528

Intermodal	559	321	238	528	284	244

Total Surface Transportation	26,867	6,329	20,538	25,746	5,974	19,772
Other	848	463	385	792	401	391

Total Properties	$27,715	$6,792	$20,923	$26,538	$6,375	$20,163

NOTE 12. Other Long-term Assets and Other Long-term Liabilities

Other Long-term Assets

Other Long-term Assets consisted of the following:

(Dollars in Millions)	December 29, 2006	December 30, 2005

Long-term Income Taxes Receivable (a)	$348	$320
Goodwill (b)	73	64
Other Long-term Assets	54	69
Available for Sale Securities (c)	44	65
Real Estate Development Costs	39	37
Debt Issuance Costs	30	31
Long Term Deposits	3	77
Pension Plan Assets (d)	—	127

Total Other Long-term Assets	$591	$790

(a) Long-term income tax receivable includes amounts on deposit with the internal revenue service, bonds and other unpaid claims of income taxes.

(b) Goodwill represents the purchase price in excess of the fair value of identifiable tangible and intangible assets.

(c) Available for sale securities include investments in marketable securities that mature in greater than one year.

(d) See Note 8, Employee Benefit Plans, for a discussion on changes in pension assets.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 12. Other Long-term Assets and Other Long-term Liabilities, continued

Other Long-term Liabilities

Other Long-term Liabilities consisted of the following:

(Dollars in Millions)	December 29, 2006	December 30, 2005
Long-term Pension Plan Liability (a)	$529	$554
Post-retirement Benefit Liability (a)	345	287
Long-term Deferred Gains	200	203
Long-term Income Taxes Payable	105	85
Other Long-term Liabilities	95	132
Accrued Deferred Compensation	90	84
Minority Interest	89	68
Deferred Lease Payments	53	35
Accrued Sick Leave	19	23
Total Other Long-term Liabilities	$1,525	$1,471

(a) See Note 8, Employee Benefit Plans for a discussion on pension and post-retirement benefit liability.

NOTE 13. Income Taxes

Earnings from Continuing Operations before Income Taxes of $1.8 billion, $1.0 billion and $637 million for fiscal years 2006, 2005, and 2004, respectively represent earnings from domestic operations.

The significant components of deferred tax assets and liabilities include:

	December 29, 2006		December 30, 2005
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Employee Benefit Plans	$498	$—	$429	$—
Accelerated Depreciation	—	6,464	—	6,324
Other	580	473	530	493
Total	$1,078	$6,937	$959	$6,817
Net Deferred Tax Liabilities		$5,859		$5,858

The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense;

•	Adjustments to Accumulated Other Comprehensive Loss; and

•	Deferred income taxes attributable to additional gains recognized on Conrail property received.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 13. Income Taxes, continued

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 1998. Federal income tax returns for 1999 through 2005 currently are under examination. Management believes adequate provision has been made for any adjustments that might be assessed.

The breakdown of income tax expense (benefit) between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2006	2005	2004
Current:
Federal	$458	$350	$66
State	31	12	14
Total Current	489	362	80
Deferred:
Federal	15	33	139
State	27	(79)	—
Total Deferred	42	(46)	139
Total	$531	$316	$219

Income tax expense reconciled to the tax computed at statutory rates is as follows:

	Fiscal Years
(Dollars in Millions)	2006		2005		2004
Tax at Statutory Rates	$644	35%	$362	35%	$223	35%
State Income Taxes	37	2%	(44)	-4%	9	1%
Equity in Conrail Earnings	(14)	-1%	(9)	-1%	(16)	-3%
Prior Year Resolutions	(132)	-7%	(1)	0%	—	0%
Other Items	(4)	0%	8	0%	3	1%
Income Tax Expense/Rate	$531	29%	$316	30%	$219	34%

The change in the 2006 effective income tax rate compared to the prior year is primarily attributed to the resolution of prior year items including the resolution of federal income tax audits. The net state tax impact of these resolutions of $15 million is included on the state income taxes line above. The 2005 effective rate decreased from 2004 as a result of the Ohio legislative change that gradually eliminates the Ohio corporate franchise tax.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 14. Derivative Financial Instruments

CSX used derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps

CSX entered into various interest rate swap agreements on the following fixed and variable rate notes:

Maturity Date	Notional Amount (Millions)	Fixed Interest Rate	Variable Rate at December 29, 2006	Variable Rate at December 30, 2005

Fixed Rate Notes
May 1, 2007	$450	7.45%	8.59%	7.65%
May 1, 2032	150	8.30%	6.96%	5.84%
Total/Average	$600	7.66%

Variable Rate Note
June 30, 2011	40	5.43%	5.37%

Under the fixed rate agreements, CSX will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating rate obligations. In contrast, under the variable rate agreement, CSX will pay a fixed interest in exchange for a variable rate based on LIBOR. The interest rate swap agreements were designated and qualified as fair value hedges, and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributed to the hedged risk, were recognized in current earnings during the period of change in fair values. Hedge effectiveness was measured at least quarterly based on the relative change in fair value of the derivative contract, in comparison with changes over time in the fair value of the fixed rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, Accounting For Derivative Instruments and Hedging Activities (“SFAS 133”), was recognized immediately in earnings.

CSX’s interest rate swaps qualified as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Total debt was increased by $1 million for the fair market value of the interest rate swap agreements based upon quoted market prices at December 29, 2006 and December 30, 2005, respectively. Fair value adjustments are non-cash transactions and, accordingly, had no cash impact on the Consolidated Cash Flow Statements.

The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties were included in other current liabilities or assets. Cash flows related to interest rate swap agreements were classified as Operating Activities in the Consolidated Cash Flow Statements. CSX increased interest expense by approximately $2 million for the fiscal year ended December 29, 2006, and reduced interest expense by approximately $12 million for the fiscal year ended December 20, 2005, as a result of the interest rate swap agreements that were in place during each period.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 14. Derivative Financial Instruments, continued

The counterparties to the interest rate swap agreements expose CSX to credit loss in the event of non-performance. CSX does not anticipate non-performance by the counterparties.

Fuel Hedging

In 2003, CSX began a program to hedge its exposure to fuel price volatility through swap transactions. In the third quarter of 2004, CSX suspended entering into new swaps in its fuel hedge program. All outstanding fuel hedge contracts expired in July 2006. The fuel hedge program was gradually replaced with a fuel surcharge program that allows CSX to recover some of its increased fuel costs through programmatic changes to its transportation charges as the price of fuel rises and falls. The fuel surcharge program has up to this point provided the Company with financial protection for fluctuations in fuel costs in lieu of fuel hedging. CSX will continue to monitor and assess the global fuel marketplace to decide if and when to resume hedging under the program.

The fuel hedge program was established to manage exposure to fuel price fluctuations. The program limited fuel hedges to a 24-month duration and a maximum of 80% of CSXT’s average monthly fuel purchased for any month within the 24-month period, and placed the hedges among selected counterparties. Fuel hedging activity favorably impacted fuel expense for the fiscal years 2006, 2005, and 2004 by $55 million, $249 million, and $63 million, respectively. Ineffectiveness, or the extent to which changes in the fair values of the fuel swaps did not offset changes in the fair values of the expected fuel purchases, was immaterial.

These instruments qualified, and were designated by management, as cash-flow hedges of variability in expected future cash flows attributed to fluctuations in fuel prices. The fair values of fuel derivative instruments were determined based upon current fair market values as quoted by third party dealers and were recorded on the Consolidated Balance Sheets with offsetting adjustments to Accumulated Other Comprehensive Loss, a component of Shareholders’ Equity. Amounts were reclassified from Accumulated Other Comprehensive Loss to fuel expense as the underlying fuel that was hedged was consumed by rail operations. The fair value of fuel derivative instruments based upon quoted market prices was $51 million as of December 30, 2005. There were no fuel hedge contracts outstanding at December 29, 2006. Fair value adjustments are non-cash transactions and, accordingly, had no cash impact on the Consolidated Cash Flow Statements.

NOTE 15. Management Restructuring

CSX incurred restructuring charges related to the November 2003 restructuring plan designed to streamline the management structure, eliminate organizational layers and realign certain functions. For the fiscal year 2004, the Company recorded expense of $71 million for separation expense, pension and post-retirement benefit curtailment charges, stock compensation expense and other related expenses. The restructuring initiatives reduced the management workforce by 863 positions as of December 31, 2004. The Company did not record any restructuring charges during the fiscal years 2005 and 2006.

The total cost of the program was $105 million. The majority of separation benefits were paid from CSX’s qualified pension plan, with the remainder paid from general corporate funds.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 16. Business Segments

The Company operates primarily in two business segments: rail and intermodal. The rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America. The Company’s segments are strategic business units that offer different services and are managed separately. The rail and intermodal segments are also viewed on a combined basis as Surface Transportation operations.

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measures are business segment operating income and operating ratio. The accounting policies of the segments are the same as those described in Nature of Operations and Significant Accounting Policies (see Note 1, Nature of Operations and Significant Accounting Policies).

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 16. Business Segments, continued

Consolidated operating income includes the results of operations of Surface Transportation and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Company’s Marine Services segment, and other items.

Business segment information for the fiscal years 2006, 2005 and 2004 was as follows:

	Fiscal Years

(Dollars in Millions)	2006	2005	2004

Revenue from External Customers:
Rail	$8,154	$7,256	$6,694
Intermodal	1,412	1,362	1,346

Consolidated	$9,566	$8,618	$8,040

Operating Income:
Rail	$1,858	$1,301	$841
Intermodal	268	248	152
Other	12	1	7

Consolidated	$2,138	$1,550	$1,000

Assets:
Rail	$24,077	$23,182	$22,932
Intermodal	276	305	313
Other	43	123	717
Investment in Conrail	607	603	574
Elimination of Intersegment Payables (Receivables)	(78)	(77)	(57)
Non-segment Assets	204	96	126

Consolidated	$25,129	$24,232	$24,605

Depreciation Expense:
Rail	$818	$779	$664
Intermodal	38	39	38
Other	1	8	9

Consolidated	$857	$826	$711

Property Additions:
Rail	$1,592	$1,091	$973
Intermodal	28	25	22
Other	—	5	8
Non-Segment	19	15	27

Consolidated	$1,639	$1,136	$1,030

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 17. Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc. (“Conrail”), whose primary subsidiary is Consolidated Rail Corporation (“CRC”). CSX has a 42% economic interest and 50% voting interest in the jointly owned entity, and NS has the remainder of the economic and voting interests. Pursuant to the Accounting Principle Board (“APB”) Opinion 18, The Equity Method of Accounting for Investments in Common Stock, CSX applies the equity method of accounting to its investment in Conrail.

In August 2004, CSX, NS and Conrail completed a reorganization of Conrail referred to as the Conrail spin-off transaction, which established direct ownership and control by CSXT and Norfolk Southern Railway (“NSR”) of two former CRC subsidiaries, New York Central Lines LLC (“NYC”) and Pennsylvania Lines LLC (“PRR”), respectively. Prior to the Conrail spin-off transaction, CSXT operated the routes and used the assets of NYC, and NSR operated the routes and used the assets of PRR, each in accordance with separate operating and lease agreements. Pursuant to the Conrail spin-off transaction, the operating and lease agreements were terminated and NYC and PRR were merged into CSXT and NSR, respectively. The rail infrastructure that Conrail continues to own and operate for the joint benefit of CSXT and NSR is known as the shared asset area (“Shared Asset Areas”).

In 2004, as a result of the transaction, the Company recognized a net gain of $16 million, after tax, which was included in Other Income. This net gain represented the fair value write-up of the assets and liabilities (“net assets”) received in excess of the book value of the net assets surrendered. Likewise, in 2006, the Company recognized, in Other Income, a net gain of $26 million, after tax, related to additional property value received from Conrail in connection with the 2004 transaction. This also increased properties by $75 million, increased deferred income taxes by $29 million and decreased the investment in Conrail by $20 million in the Consolidated Balance Sheet.

In accordance with EITF 01-2, Interpretation of APB Opinion 29, which provides guidance on how to account for non-monetary transactions, the Company concluded that it was appropriate to use the fair value of the net assets received as that was more clearly evident than the fair value of the assets surrendered. The fair-value was based on an independent appraisal of the distribution.

After the transaction, CSX’s investment in Conrail no longer includes the amounts related to NYC and PRR. Instead the assets and liabilities of NYC were reflected in their respective line items in CSX’s Consolidated Balance Sheet.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 17. Related Party Transactions, continued

Accounting and Financial Reporting Effects

The following table illustrates the pro forma effect on the Consolidated Income Statements as if the spin-off transaction had been completed as of the beginning of 2004:

(Dollars in Millions, Except Per Share Amounts)	As reported	Effect of Spin-off	Unaudited Pro Forma
Operating Revenue	$8,040	$—	$8,040
Earnings from Continuing Operations	418	21	439
Discontinued Operations	(79)	—	(79)

Net Earnings	339	21	360

Earnings Per Share, Assuming Dilution:
From Continuing Operations	0.94	0.05	0.99
Discontinued Operations	(0.18)	—	(0.18)

Net Earnings	$0.76	$0.05	$0.81

Through August 2004 (prior to the spin-off transaction), the Company’s rail and intermodal operating revenue included revenue from traffic moving on the Conrail property. Operating expenses included costs incurred to handle such traffic and to operate the Conrail lines. Rail operating expense included an expense category, “Conrail Rents, Fees and Services,” which reflected:

•	Right-of-way usage fees to Conrail;

•	Equipment rental payments to Conrail;

•	Transportation, switching and terminal service charges in the Shared Assets Areas;

•

Amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition, was allocated based on fair value; and

•	CSX’s 42% share of Conrail’s income.

Conrail will continue to own, manage and operate the Shared Assets Areas for the joint benefit of CSXT and NSR. The spin-off transaction, however, effectively decreased rents paid to Conrail after the transaction date, as some assets previously leased from Conrail are now owned by CSXT and NSR.

The following table details the amounts included in the Company’s Consolidated Income Statements under Conrail Rents, Fees and Services:

	Fiscal Years
(Dollars in Millions)	2006	2005	2004
Rents, Fees and Services	$91	$97	$280
Purchase Price Amortization and Other	4	4	35
Equity in Income of Conrail	(20)	(36)	(59)

Total Conrail Rents, Fees and Services	$75	$65	$256

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 17. Related Party Transactions, continued

As required by Article 4-08 of the Securities and Exchange Commission’s (“SEC”) Regulation S-X, summary financial information for the stand alone company Conrail, Inc., is as follows (all fiscal year ends below are December 31):

	Fiscal Years
(Dollars in Millions)	2006	2005	2004
Income Statement Information:
Revenues	$373	$378	$352
Expenses	357	346	370

Operating Income	$16	$32	$(18)

Income from Continuing Operations	47	85	22
Income from Discontinued Operations, Net of Tax (a)	—	—	119
Cumulative Effect of Accounting Change, Net of Tax	—	—	(1)

Net Income	$47	$85	$140

(a) Discontinued Operations included above reflect the results of operations of NYC and PRR prior to the spin-off transaction.

(Dollars in Millions)	December 31 2006	December 31, 2005
Balance Sheet Information:
Current Assets	$280	$233
Property and Equipment and Other Assets	1,043	1,242

Total Assets	$1,323	$1,475

Current Liabilities	$263	$233
Long-term Debt	134	215
Other Long-term Liabilities	421	592

Total Liabilities	818	1,040
Stockholders’ Equity	505	435

Total Liabilities and Stockholders’ Equity	$1,323	$1,475

Transactions with Conrail

As required by SFAS 57, Related Party Disclosures, the Company has identified below amounts owed to Conrail or its affiliates representing expenses incurred under the operating, equipment and shared area agreements with Conrail. The Company also executed two promissory notes with a subsidiary of Conrail which were included in Long-term Debt on the Consolidated Balance Sheets.

(Dollars in Millions)	December 29, 2006	December 30, 2005

Balance Sheet Information:
CSX Payable to Conrail	$48	$40
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035	$73	$73
4.52% CSXT Promissory Note due March 2035	$23	$23

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 17. Related Party Transactions, continued

	Fiscal Years
(Dollars in Millions)	2006	2005	2004
Income Statement Information:
Interest Expense Related to Conrail	$4	$1	$7

NOTE 18. Discontinued Operations

In February 2005, CSX sold its International Terminals business, which included the capital stock of SL Services, Inc. (“SLSI”) to Dubai Ports International FZE (“DPI”) for gross cash consideration of $1.142 billion. Of the gross proceeds, approximately $110 million was paid for the purchase of a minority interest in an International Terminals’ subsidiary, which the Company acquired during the first quarter of 2005 and divested as part of the sale to DPI. Other related cash transaction costs amounted to approximately $34 million, including resolution of working capital and long-term debt adjustments.

CSX recognized a gain of $683 million pre-tax, $428 million after tax, in fiscal year 2005 as a result of the sale. Consequently, amounts related to this business were reported as Discontinued Operations on the Consolidated Income Statement for all years presented.

SLSI also holds certain residual assets and liabilities as a result of prior divestitures and discontinuances. A wholly-owned subsidiary of CSX retains the rights to those assets and indemnifies DPI, SLSI and related entities against those liabilities pursuant to a separate agreement. CSX guarantees the obligations of its subsidiary under this separate agreement.

The following table represents the results of operations of the Company’s International Terminals Business.

	Fiscal Years
(Dollars in Millions)	2005	2004
Income Statement Information:
Revenues	$14	$167
Expenses	21	122

Operating Income (Loss)	$(7)	$45
Other Income (Expense)	—	(20)

Earnings Before Income Taxes	(7)	25
Income Tax Expense	(4)	7

Net Income	$(3)	$18

The Consolidated Income Statement presented for 2004 included International Terminals’ net earnings of $18 million as described above as well as additional income tax expense of $97 million related to undistributed foreign earnings.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 19. Divestitures

In February 2003, CSX conveyed its interest in its domestic container-shipping subsidiary, CSX Lines, subsequently renamed Horizon. In consideration of its interest in CSX Lines, CSX received $300 million of proceeds consisting of cash and senior preferred securities. In July 2004, CSX received the final redemption payment for the senior preferred securities and this is reflected in the Consolidated Cash Flow Statements as Proceeds from Divestitures. CSX has been fully divested of its interest in Horizon. However, CSX and its affiliates will continue to remain the primary obligor on vessel and equipment leases that expire in 2014. (See Note 7, Commitments and Contingencies.)

NOTE 20. Quarterly Financial Data (Unaudited) (a)(b)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

	2006
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd(c)	3rd(d)	4th(e)	Full Year
Operating Revenue	$2,331	$2,421	$2,418	$2,396	$9,566
Operating Income	496	646	489	507	2,138
Net Earnings	$245	$390	$328	$347	$1,310

Earnings Per Share:
Net Earnings	$0.56	$0.88	$0.75	$0.79	$2.98

Earnings Per Share Assuming Dilution:
Net Earnings	$0.53	$0.83	$0.71	$0.75	$2.82

Dividend Per Share	$0.065	$0.065	$0.100	$0.100	$0.330
	2005
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd (f)	3rd	4th (g)	Full Year
Operating Revenue	$2,108	$2,166	$2,125	$2,219	$8,618
Operating Income	354	431	353	412	1,550

Earnings from Continuing Operations	154	165	164	237	720
Discontinued Operations—Net of Tax	425	—	—	—	425
Net Earnings	$579	$165	$164	$237	$1,145

Earnings Per Share:
From Continuing Operations	$0.36	$0.38	$0.38	$0.55	$1.67
Discontinued Operations	0.98	—	—	—	0.98
Net Earnings	$1.34	$0.38	$0.38	$0.55	$2.65

Earnings Per Share Assuming Dilution:
From Continuing Operations	$0.35	$0.36	$0.36	$0.52	$1.59
Discontinued Operations	0.93	—	—	—	0.93
Net Earnings	$1.28	$0.36	$0.36	$0.52	$2.52

Dividend Per Share	$0.050	$0.050	$0.050	$0.065	$0.215

(a) Periods presented were 13-week quarters.

(b) All periods presented were restated to reflect the stock split.

CSX CORPORATION

PART II

Item 8.    Financial Statements and Supplementary Data

NOTE 20. Quarterly Financial Data (Unaudited), continued

(c) CSX recognized an income tax benefit of $41 million principally related to the resolution of certain tax matters. Additionally, CSX recognized a $126 million pre-tax benefit on insurance recoveries from gains related to Hurricane Katrina.

(d) CSX recognized an income tax benefit of $69 million, principally related to the resolution of federal course audits for 1994 – 1996. Additionally, CSX recognized a $15 million pre-tax benefit on insurance recoveries from gains related to Hurricane Katrina.

(e) CSX recognized an income tax benefit of $41 million, principally related to the resolution of federal course audits for 1997—1998. Additionally, CSX recognized a $27 million pre-tax benefit on insurance recoveries from gains related to Hurricane Katrina.

(f) Ohio enacted legislation to gradually eliminate its corporate franchise tax. This legislative change resulted in an income tax benefit of $71 million. (See Note 13, Income Taxes.)

(g) CSX updated its estimate for unasserted liability exposure, which resulted in a $38 million pre-tax benefit, primarily related to a reduction in asbestos-related disease claims filed against the Company. (See Note 6, Casualty, Environmental, and Other Reserves.)

CSX CORPORATION

PART III

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 29, 2006, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 29, 2006, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 29, 2006. Management’s assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 29, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION

PART III

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors of CSX Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CSX Corporation maintained effective internal control over financial reporting as of December 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that CSX Corporation maintained effective internal control over financial reporting as of December 29, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 29, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2006 consolidated financial statements of CSX Corporation and our report dated February 13, 2007, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Independent Certified Public Accountants

Jacksonville, Florida

February 13, 2007

CSX CORPORATION

PART III

Changes in Internal Control over Financial Reporting

There are no material changes in the Company’s internal control over financial reporting.

Item 9B. Other Information

None

Item 10. Directors and Executive Officers of the Registrant

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed prior the Company’s annual shareholders’ meeting scheduled to be held on May 2, 2007, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption “Executive Officers of the Registrant.”

Item 11. Executive Compensation

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

Item 12. Security Ownership of Certain Beneficial Owners and Management

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

Item 13. Certain Relationships and Related Transactions

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

Item 14. Principal Accounting Fees and Services

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

CSX CORPORATION

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 49.

    (2) Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 6 to the Consolidated Financial Statements, Casualty, Environmental and Other Reserves. All other financial statement schedules are not applicable.

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

Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 12, 1998)

4.1(e)

Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 10-Q filed with the Commission on November 7, 2001)

4.1(f)

Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Report on Form 8-K filed with the Commission on October 27, 2003)

CSX CORPORATION

PART IV

4.1(g)

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

CSX CORPORATION

PART IV

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

10.20**

CSX Omnibus Incentive Plan (as Amended through December 8, 2004) (incorporated herein by reference to Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2006)

10.21**

1990 Stock Award Plan as Amended and Restated Effective February 14, 1996 (as amended through September 8, 1999) (incorporated herein by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 7, 2000)

10.22

Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC, with certain schedules thereto (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

10.23

Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.24

Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

CSX CORPORATION

PART IV

10.25

Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 1, 2001)

10.26

Amendment, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004)

10.27

Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.28

Operating Agreement Termination Agreement, dated as of August 27, 2004, between New York Central Lines LLC and CSX Transportation, Inc. (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.29

Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.30

Shared Assets Area Operating Agreement for Southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.31

Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.32

Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.33

Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.34**

Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on April 30, 2004)

CSX CORPORATION

PART IV

10.35**	Restricted Stock Award Agreement with T. L. Ingram (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Report on Form 10-Q filed with the Commission on July 29, 2004)

10.36

Stock Purchase Agreement, dated as of December 8, 2004, by and between CSX Corporation and Dubai Ports International FZE. (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 13, 2004)

10.37**

Amendment No. 1, dated as of December 13, 2004, to Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 14, 2004)

10.38

Omnibus Closing Agreement, by and between CSX Corporation and Dubai Ports International FZE dated February 22, 2005 (incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on February 25, 2005)

10.39**

Restricted Stock Award Agreement with Clarence W. Gooden (incorporated herein by reference to Exhibit 10.40 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2006)

10.40**

Restricted Stock Award Agreement with Ellen M. Fitzsimmons (incorporated herein by reference to Exhibit 10.41 of the Registrant’s Annual Report on Form 10-K filed with the Commission on February 24, 2006)

10.41	Revolving Credit Agreement, dated May 4, 2006 (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2006)

14	Code of Ethics (incorporated herein by reference to Exhibit 14 to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2004)

21*	Subsidiaries of the Registrant

23*	Consent of Ernst & Young LLP

24*	Powers of Attorney

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer

32.1*	Rule 13a-14(b) Certification of Principal Executive Officer

32.2*	Rule 13a-14(b) Certification of Principal Financial Officer

*   Filed herewith

** Management Contract or Compensatory Plan or Arrangement

CSX CORPORATION

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION (Registrant)

By:	/S/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore Vice President and Controller (Principal Accounting Officer)

Dated: February 13, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 14, 2007.

Signature	Title

* Michael J. Ward	Chairman of the Board, President, Chief Executive Officer and Director (Principal Executive Officer)

/s/ OSCAR MUNOZ Oscar Munoz	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ CAROLYN T. SIZEMORE Carolyn T. Sizemore	Vice President and Controller (Principal Accounting Officer)

* By: /s/ ELLEN M. FITZSIMMONS Ellen M. Fitzsimmons	Senior Vice President – Law and Public Affairs *Attorney-in-Fact

CSX CORPORATION

PART IV

Signature	Title

* Donna M. Alvarado	Director

* Elizabeth E. Bailey	Director

* John B. Breaux	Director

* Steven T. Halverson	Director

* Edward J. Kelly III	Director

* Robert D. Kunisch	Director

* Southwood J. Morcott	Director

* David M. Ratcliffe	Director

* William C. Richardson	Director

* Frank S. Royal M.D.	Director

* Donald J. Shepard	Director