Form 10-Q
period 2007-03-30
CSX CORP
filed 2007-04-18
CIK 277948

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, March 30, 2007: 437,156,732 shares.

CSX CORPORATION

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2007

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)

(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2007	2006

Operating Revenue	$2,422	$2,331
Operating Expense:
Labor and Fringe	734	720
Materials, Supplies and Other	561	472
Fuel	259	253
Depreciation	221	211
Equipment and Other Rents	120	123
Inland Transportation	57	56
Gain on Insurance Recoveries (Note 7)	(18)	-

Total Operating Expense	1,934	1,835

Operating Income	488	496

Other Income and Expense
Other Income (Expense) - Net (Note 10)	(11)	(3)
Interest Expense	(99)	(98)

Earnings
Earnings before Income Taxes	378	395
Income Tax Expense	(138)	(150)

Net Earnings	$240	$245

Per Common Share (Note 2):
Earnings Per Share:
Net Earnings	$0.55	$0.56

Earnings Per Share, Assuming Dilution:
Net Earnings	$0.52	$0.53

Average Common Shares Outstanding (Thousands)	437,637	439,362
Average Common Shares Outstanding, Assuming Dilution (Thousands)	463,176	464,364
Cash Dividends Paid Per Common Share	$0.12	$0.065

All share and per share data has been retroactively restated to reflect the 2006 stock split.

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Millions)

	(Unaudited) March 30, 2007	December 29, 2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$512	$461
Short-term Investments	425	439
Accounts Receivable, net of allowance for doubtful accounts of $76 and $82, respectively	1,112	1,174
Materials and Supplies	217	204
Deferred Income Taxes	239	251
Other Current Assets	103	143

Total Current Assets	2,608	2,672

Properties	28,051	27,715
Accumulated Depreciation	(6,958)	(6,792)

Properties - Net	21,093	20,923

Investment in Conrail (Note 13)	613	607
Affiliates and Other Companies	342	336
Other Long-term Assets	269	591

Total Assets	$24,925	$25,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts Payable	$977	$974
Labor and Fringe Benefits Payable	434	495
Casualty, Environmental and Other Reserves (Note 5)	255	253
Current Maturities of Long-term Debt	742	592
Short-term Debt	9	8
Income and Other Taxes Payable	128	114
Other Current Liabilities	110	86

Total Current Liabilities	2,655	2,522

Casualty, Environmental and Other Reserves (Note 5)	695	668
Long-term Debt	5,182	5,362
Deferred Income Taxes	5,828	6,110
Other Long-term Liabilities	1,447	1,525

Total Liabilities	15,807	16,187

Shareholders’ Equity:
Common Stock, $1 Par Value	437	438
Other Capital	1,423	1,469
Retained Earnings (Note 4)	7,648	7,427
Accumulated Other Comprehensive Loss	(390)	(392)

Total Shareholders’ Equity	9,118	8,942

Total Liabilities and Shareholders’ Equity	$24,925	$25,129

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)

(Dollars in Millions)

	First Quarters
	2007	2006

Operating Activities
Net Earnings	$240	$245
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	225	212
Deferred Income Taxes	14	26
Gain on Insurance Recoveries (Note 7)	(18)	-
Insurance Proceeds (Note 7)	9	50
Other Operating Activities	43	50
Changes in Operating Assets and Liabilities:
Accounts Receivable	62	(70)
Other Current Assets	(63)	2
Accounts Payable	13	42
Income and Other Taxes Payable	109	39
Other Current Liabilities	(37)	(151)

Net Cash Provided by Operating Activities	597	445

Investing Activities
Property Additions	(428)	(367)
Insurance Proceeds (Note 7)	10	-
Purchases of Short-term Investments	(530)	(416)
Proceeds from Sales of Short-term Investments	558	378
Other Investing Activities	(12)	(15)

Net Cash Used in Investing Activities	(402)	(420)

Financing Activities
Short-term Debt - Net	1	2
Long-term Debt Issued	-	3
Long-term Debt Repaid	(29)	(71)
Dividends Paid	(53)	(29)
Stock Options Exercised (Note 3)	89	129
Shares Repurchased (Note 3)	(179)	-
Other Financing Activities	27	8

Net Cash (Used in) Provided by Financing Activities	(144)	42

Net Increase in Cash and Cash Equivalents	51	67

Cash And Cash Equivalents
Cash and Cash Equivalents at Beginning of Period	461	309

Cash and Cash Equivalents at End of Period	$512	$376

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of CSX contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated Balance Sheets at March 30, 2007 and December 29, 2006;

•	Consolidated Income Statements for the quarters ended March 30, 2007 and March 31, 2006; and

•	Consolidated Cash Flow Statements for the quarters ended March 30, 2007 and March 31, 2006.

Certain prior-year data have been reclassified to conform to the 2007 presentation.

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar.

•	The first fiscal quarter of 2007 and 2006 consisted of 13 weeks ending on March 30, 2007 and March 31, 2006, respectively.

•	Fiscal year 2006 consisted of 52 weeks ending on December 29, 2006.

•	Fiscal year 2007 will consist of 52 weeks ending on December 28, 2007.

Except as otherwise specified, references to quarters indicate CSX’s fiscal periods ending March 30, 2007 or March 31, 2006, and references to year-end indicates the fiscal year ending December 29, 2006.

Other Items

In February 2007, CSX announced a $2.0 billion share repurchase program and increased the quarterly dividend on the Company’s common stock by 20% to $0.12 per share. The Company intends to complete at least $1 billion of the repurchase program by the end of 2007 and the remainder during 2008. The timing and amount of repurchase transactions will be determined by the Company’s management based on their evaluation of market conditions, share price and other factors. While it is not management’s intention, the program may be suspended or discontinued at any time. During first quarter 2007, CSX repurchased 3.5 million shares under this program. No shares were purchased during first quarter 2006 under a publicly announced program. On a cumulative basis, during the past 4 quarters, the Company has repurchased 19.4 million shares under various share repurchase programs.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. Earnings Per Share

CSX had a two-for-one split of its common stock in July 2006. Pursuant to SFAS 128, Earnings Per Share, all share and per share disclosures have been retroactively restated to reflect the stock split.

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2007	2006

Numerator (Millions):
Net Earnings	$240	$245
Interest Expense on Convertible Debt - Net of Tax	1	1

Net Earnings, If-Converted	241	246
Denominator (Thousands):
Average Common Shares Outstanding	437,637	439,362
Convertible Debt	19,456	19,456
Stock Options	5,545	5,430
Other Potentially Dilutive Common Shares	538	116

Average Common Shares Outstanding, Assuming Dilution	463,176	464,364

Basic Earnings Per Share	$0.55	$0.56

Earnings Per Share, Assuming Dilution	$0.52	$0.53

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 2. Earnings Per Share, continued

Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, required CSX to include approximately 19 million shares in the computation of earnings per share, assuming dilution. The amount included in diluted earnings per share represents the number of shares that would be issued if all the Company’s convertible debentures were converted. Debentures previously converted into CSX common stock are reflected in the basic earnings per share calculation.

In 2006, certain stock options were excluded from the computation of earnings per share, assuming dilution, since their related option exercise prices were greater than the average market price of the common shares during the period. In 2007, all stock options were dilutive. Therefore, no stock options were excluded from the earnings per share calculation. The following table presents information about potentially dilutive stock options excluded from the computation of earnings per share:

	First Quarters

	2007	2006

Number of Shares (Thousands)	-	1,240
Average Exercise Price	$ -	$ 28.50

NOTE 3. Share-Based Compensation

CSX share-based compensation plans primarily include long-term incentive plans, restricted stock awards, stock options, and stock plans for directors. CSX has not granted stock options since 2003. Awards granted under the various plans were determined and approved by the Compensation Committee of the Board of Directors or, in limited circumstances, by the CEO for awards to management employees other than senior executives. The Governance Committee of the Board of Directors approves awards granted to the Company’s non-management Directors.

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

(Dollars in Millions)	First Quarters

	2007	2006

Share-Based Compensation Expense	$ 15	$ 3
Income Tax Benefit	6	1

(a) CSX’s long-term incentive plans were not approved and granted until May 2006. Share-based compensation expense is lower in first quarter 2006 since no expense was incurred for long-term incentive plans during that period.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 3. Share-Based Compensation, continued

The following table provides information about stock options exercised.

(In Thousands)	First Quarters
	2007	2006

Number of Stock Options Exercised	4,318	5,732

NOTE 4. Income Taxes

CSX adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation the Company recognized a $34 million decrease to reserves for uncertain tax positions. This decrease has two components of which amounts directly related to CSX were $31 million and unconsolidated subsidiaries accounted for under the equity method of accounting were $3 million. This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet. Including the cumulative effect decrease, at the beginning of 2007, CSX had approximately $207 million of total gross unrecognized tax benefits. Of this total, $197 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for years through 1998. Substantially all material state and local, and foreign income tax matters have been concluded for years through 1993. Federal income tax returns for 1999 through 2005 are currently under examination.

In connection with the Internal Revenue Service (“IRS”) examination of the Company’s 2005 income tax return, the IRS has proposed certain significant adjustments to the Company’s gain on the sale of a disposed business and associated foreign tax credits previously reported as discontinued operations. The Company previously entered into a voluntary Pre-Filing Agreement with the IRS for this transaction. The IRS is currently reviewing these matters and the Company expects to finalize an agreement with the IRS during 2007. The final outcome of this review is not yet determinable; however, management anticipates that adjustments to unrecognized tax benefits, if any, would be favorable and would be reported as discontinued operations when resolved. CSX does not anticipate the adjustments would result in a material change to the results of operations, financial condition, or liquidity.

CSX’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had $52 million accrued for interest and $0 accrued for penalties at December 2006.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the Consolidated Balance Sheets as follows:

(Dollars in Millions)	March 30, 2007			December 29, 2006
	Current	Long-term	Total	Current	Long-term	Total

Casualty	$ 171	$ 476	$ 647	$172	$ 465	$ 637
Separation	20	96	116	20	100	120
Environmental	26	61	87	26	45	71
Other	38	62	100	35	58	93

Total	$ 255	$ 695	$ 950	$ 253	$ 668	$ 921

Details with respect to each type of reserve are described below. Actual claims received and settlements could differ. The final outcome of these matters cannot be predicted with certainty. Considering the legal defenses available, the liabilities that have been recorded, and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s results of operations, financial condition or liquidity. However, should a number of these items occur in the same period, they could have a material effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims. Currently, no individual claim is expected to exceed the Company’s self-insured retention amount. To the extent the value of an individual claim exceeds the self-insured retention amount, CSX would present the liability on a gross basis with a corresponding receivable for insurance recoveries. Personal injury and occupational claims are presented on a gross basis and in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”).

These reserves fluctuate with estimates provided by independent third-parties reviewed by management, offset by the timing of individual payments. Most of the claims were related to CSXT.

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

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves, continued

CSXT retains an independent actuarial firm to assist management in assessing the likely cost of personal injury claims and cases. An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT’s historical claims and settlement experience. Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties in litigation.

Occupational

Occupational claims arise from allegations of exposure to certain materials in the work place. Examples of exposures would be asbestos, solvents (which include soaps and chemicals), diesel fuel and alleged chronic physical injuries resulting from work conditions. Examples of claims arising from work conditions would be repetitive stress injuries, carpal tunnel syndrome or hearing loss.

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

Separation

Separation liabilities provide for the estimated costs of implementing workforce reductions, improvements in productivity and certain other cost reductions at the Company’s major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves, continued

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 256 environmentally impaired sites. Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, at least once a quarter, the Company reviews its role with respect to each site identified. Based on the review process, the Company has recorded amounts to cover anticipated contingent future environmental remediation costs with respect to each site to the extent such costs are estimable and probable. The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company’s estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, conditions that are currently unknown could, at any given location, result in exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to accomplish remedial actions to comply with present laws and regulations and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations, financial condition and liquidity.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 5. Casualty, Environmental and Other Reserves, continued

Other

Other reserves include liabilities for various claims, such as longshoremen disability claims, freight claims, and claims for property, automobile and general liability. These liabilities are accrued at the estimable and probable amount in accordance with SFAS 5.

NOTE 6. Commitments and Contingencies

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 42% of CSXT’s fleet of locomotives. The agreement is based upon the maintenance cycle for each locomotive and is currently predicted to expire no earlier than 2027 and as late as 2031, depending upon when additional locomotives are placed in service. The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance is adjusted. CSXT may terminate the agreement at its option after 2012, though such action would trigger certain liquidated damages provisions. Under this program, CSXT paid $50 million and $41 million during the first quarters ended in 2007 and 2006, respectively.

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption with substantial limits. A specific amount of risk ($25 million per occurrence) is retained by the Company on each of the casualty and non-catastrophic property programs. The Company retains $50 million of risk per occurrence for its catastrophic property coverage. For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 7, Hurricane Katrina.

Guarantees

CSX and its subsidiaries are contingently liable, individually and jointly with others, as guarantors of approximately $86 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its current and former business operations. Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms. Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the beneficiary of the guarantee based on another entity’s failure to perform.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 6. Commitments and Contingencies, continued

At the end of first quarter 2007, the Company’s guarantees primarily related to the following:

1.

Guarantee of approximately $73 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction. CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee. Management does not expect that the Company will be required to make any payments under this guarantee for which CSX will not be reimbursed. CSX’s obligation under this guarantee will be completed in 2012.

2.

Guarantee of approximately $13 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable. CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations. CSX’s obligation under this guarantee will be completed in 2011.

As of first quarter 2007, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements. The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

Other Legal Proceedings

The Company is involved in routine litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are or are purported to be class actions. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the results of operations, financial condition or liquidity of the Company. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations, financial condition or liquidity of the Company in a particular quarter or fiscal year.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 7. Hurricane Katrina

In August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast, including damage to track infrastructure and bridges. Operations were returned to pre-hurricane conditions by the end of first quarter 2006. In 2005, the Company had insurance coverage of $535 million, after a $25 million deductible (per occurrence), for fixed asset replacement, incremental expenses, and lost profits. Management’s current loss estimate is approximately $450 million.

The Company’s insurance policies do not prioritize coverage based on types of losses. As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented. A final payment will be made once the Company and its insurers agree on the total measurement value of the claim. Through the first quarter 2007, the Company had collected insurance payments of $357 million.

In first quarter of 2007, CSX recognized gains of $18 million on insurance recoveries from claims related to Hurricane Katrina. This gain was calculated using $19 million of cash proceeds received less $1 million related to incremental expense. No gains were recognized in the first quarter of 2006. The gains are attributable to recovering amounts in excess of the net book value of damaged fixed assets and to recording recoveries related to lost profits. Additional cash proceeds are expected and will result in future gain recognition.

Cash proceeds from the insurers are not specific to the types of losses and so the Company allocated the proceeds ratably among the three types of losses mentioned above, for cash flow presentation. Allocated cash proceeds for lost profits and incremental expenses are classified as operating activities and were $9 million and $50 million for first quarters 2007 and 2006, respectively, since these were related directly to revenue and expenses from operations. Allocated cash proceeds for fixed asset damage are classified as investing activities and were $10 million for first quarter 2007, since they had a direct relationship to money CSX spent on property additions to repair the hurricane-damaged assets and were recorded in the same category. No amounts were classified as investing activities for first quarter 2006.

Additional information about the effects of Hurricane Katrina is included in CSX’s 2006 Annual Report on Form 10-K.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. Derivative Financial Instruments

CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps

CSX has entered into various interest rate swap agreements on the following fixed and variable rate notes:

			Variable Rate

Maturity Date	Notional Amount (Millions)	Fixed Interest Rate	at March 30, 2007	at December 29, 2006
Fixed Rate Note
May 1, 2007	$ 450	7.45%	8.59%	8.59%
May 1, 2032	150	8.30%	6.95%	6.96%

Total/Average	$ 600	7.66%

Variable Rate Note
June 30, 2011	$ 40	5.43%	5.36%	5.37%

Under the fixed rate agreements, CSX will pay variable interest based on LIBOR in exchange for a fixed rate, effectively transforming the notes to floating-rate obligations. In contrast, under the variable rate agreement, CSX will pay a fixed interest in exchange for a variable rate based on LIBOR. The interest rate swap agreements qualify and are designated as fair value hedges, and the gain or loss on the derivative instrument, as well as the offsetting gain or loss on the fixed rate note attributed to the hedged risk, were recognized in current earnings during the period of change in fair values.

Hedge effectiveness is measured at least quarterly based on the relative change in fair value of the derivative contract in comparison with changes over time in the fair value of the fixed-rate notes. Any change in fair value resulting from ineffectiveness, as defined by SFAS 133, Accounting For Derivative Instruments and Hedging Activities (“SFAS 133”), is recognized immediately in earnings. CSX’s interest rate swaps qualify as perfectly effective fair value hedges, as defined by SFAS 133. As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods. Fair value adjustments were immaterial for the first quarter of 2007 and have no cash impact on the Consolidated Cash Flow Statements since they are non-cash transactions.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 8. Derivative Financial Instruments, continued

The differential to be paid or received under these agreements is accrued based on the terms of the agreements and is recognized in interest expense over the term of the related debt. The related amounts payable to or receivable from counterparties were included in Other Current Liabilities or Assets in the Consolidated Balance Sheets. Cash flows related to interest rate swap agreements were classified as Operating Activities in the Consolidated Cash Flow Statements. These agreements did not have a material impact on interest expense for first quarters 2007 and 2006.

The counterparties to the interest rate swap agreements expose CSX to credit loss in the event of non-performance. CSX does not anticipate non-performance by the counterparties.

Fuel Hedging

In 2003, CSX began a program to hedge a portion of CSXT’s future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. To minimize this risk, CSX entered into a series of swaps in order to fix the price of a portion of CSXT’s estimated future fuel purchases. CSX suspended entering into new swaps in its fuel hedge program in the third quarter of 2004 and there are currently no outstanding contracts.

Fuel hedging activity reduced fuel expense for the first quarter of 2006 by $35 million. Since fourth quarter 2006, there has been no benefit on fuel expense because all contracts have expired.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 9. Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that under generally accepted accounting principles are included in comprehensive income, a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Income Statement. Under existing accounting standards, other comprehensive income (loss) for CSX may include unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans, and accounting for derivative financial instruments designated as cash flow hedges.

The following table provides a reconciliation of net earnings reported in the Consolidated Income Statements to comprehensive income:

(Dollars in Millions)	First Quarters
	2007	2006

Net earnings	$ 240	$ 245
Other Comprehensive Income (Loss):
Fair Value of Fuel Derivatives	-	(19)
Other	2	(1)

Comprehensive Income	$ 242	$ 225

Other comprehensive income (loss) has declined over time as a result of a decrease in the number of fuel derivative contracts outstanding. CSX suspended entering into new fuel derivative contracts in the third quarter of 2004 and there are currently no outstanding fuel derivative contracts. (See Note 8, Derivative Financial Instruments.)

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 10. Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

(Dollars in Millions)	First Quarters

	2007	2006

Interest Income	$ 13	$ 9
Income (Loss) from Real Estate and Resort Operations (a)	(16)	(9)
Minority Interest	(5)	(5)
Miscellaneous (b)	(3)	2

Other Income (Expense) - Net	$ (11)	$ (3)

(a) Income from Real Estate and Resort Operations includes the results of operations of the Company’s real estate sales, leasing, acquisition, and management and development activities as well as the results of operations from CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia.

(b) Miscellaneous income is comprised of earnings from certain CSX owned or partially owned companies, investment gains and losses and other non-operating activities.

NOTE 11. Business Segments

The Company operates primarily in two business segments: rail and intermodal. The rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America. These segments are strategic business units that offer different services and are managed separately. Performance is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio. The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies, in the CSX 2006 Annual Report on Form 10-K.

Consolidated operating income includes the results of operations of Surface Transportation and other operating income. Other operating income includes the gain amortization on the CSX Lines conveyance, net sublease income from assets formerly included in the Company’s Marine Services segment and other items.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 11. Business Segments, continued

Business segment information for the first quarters of 2007 and 2006 is as follows:

(Dollars in Millions)	Surface Transportation

	Rail	Intermodal	Total	Other	Total

First Quarter 2007
Revenues from External Customers	$ 2,104	$ 318	$ 2,422	$ -	$ 2,422
Segment Operating Income	438	49	$487	1	488

First Quarter 2006
Revenues from External Customers	1,997	334	2,331	-	2,331
Segment Operating Income	425	62	487	9	496

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

In addition to these plans, CSX sponsors a post-retirement medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to January 1, 2003, upon their retirement, if certain eligibility requirements are met. The post-retirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually. The life insurance plan is non-contributory.

CSX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 12. Employee Benefit Plans, continued

The following table describes the components of net periodic benefit cost:

(Dollars in Millions)	Pension Benefits First Quarters

	2007	2006

Service Cost	$8	$9
Interest Cost	28	26
Expected Return on Plan Assets	(29)	(29)
Amortization of Prior Service Cost	1	1
Amortization of Net Loss	8	9

Net Periodic Benefit Cost	$16	$16

(Dollars in Millions)	Post-Retirement Benefits First Quarters

	2007	2006

Service Cost	$1	$2
Interest Cost	5	5
Amortization of Prior Service Cost	(1)	(1)
Amortization of Net Loss	1	2

Net Periodic Benefit Cost	$6	$8

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

(Dollars in Millions)	March 30, 2007	December 29, 2006

Balance Sheet Information:
CSX Payable to Conrail	$ 57	$ 48
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035	$ 73	$ 73
4.52% CSXT Promissory Note due March 2035	$ 23	$ 23

(Dollars in Millions)	First Quarters
	2007	2006

Income Statement Information:
Interest Expense Related to Conrail	$ 1	$ 1
Conrail Rents, Fees, and Services (a)	$ 23	$ 23

(a) Conrail Rents, Fees and Services represent expenses paid to Conrail related to right-of-way usage fees, equipment rental, other service related charges and fair value write-up amortization. Beginning in 2007, these amounts have been included in Materials, Supplies and Other on the Consolidated Income Statement. The amounts disclosed above do not include CSX’s 42% portion of Conrail’s earnings, which is also included in Materials, Supplies and Other and amounted to $3 million and $4 million for first quarters 2007 and 2006, respectively.

Additional information about the investment in Conrail is included in CSX’s 2006 Annual Report on Form 10-K.

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

FIRST QUARTER 2007 SURFACE TRANSPORTATION HIGHLIGHTS

SURFACE TRANSPORTATION

•	Revenue grew 4% to $2.4 billion

•	Expenses increased $91 million to $1.9 billion

•	Steady Operating Income despite softer volumes

Revenue and revenue per unit increased 4% and 8%, respectively, driven by strong yield management initiatives on a volume decline of 4%. The Company was able to achieve substantial pricing gains predominantly due to the overall cost and service advantage that rail-based solutions provide versus other modes of transportation.

Merchandise markets declined due largely to weaknesses in housing construction and more than offset the volume gains in two merchandise markets. The automotive, coal, and intermodal markets also experienced volume declines in first quarter 2007.

Expenses were higher due to derailment related costs as well as the overall impact of inflation. Gain on insurance recoveries of $18 million helped to offset other expense increases.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 29 and 30, respectively.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

There were several high-profile train derailments in the first quarter, and the FRA is investigating causes and CSX safety programs. CSX is working closely with the FRA and believes its continued focus on safety contributed to a reduction in the frequency of both personal injuries and train accidents. Personal injury frequency declined 6% while FRA reportable train accidents declined 23% on a year over year basis.

Key operating measurements were mixed, but generally stable, despite harsher winter conditions when compared to the unseasonably mild weather in first quarter 2006 and network disruptions caused by significant train derailments in the quarter. Velocity and on-time train originations declined slightly when compared to prior year performance. However, on-time train arrivals improved to 64% versus 61% in 2006. Average daily recrews increased significantly, from an average of 58 in 2006 to 71 in 2007. The additional recrews were focused in locations adversely affected by either weather or train accidents. Average system dwell improved to 24.9 hours as terminals remained fluid.

RAIL OPERATING STATISTICS

		First Quarters

		2007 (a)	2006	Improvement (Decline) %

Service Measurements	Personal Injury Frequency Index (Per 200,000 man hours)	1.35	1.44	6%
	FRA Train Accidents Frequency (Per million train miles)	2.84	3.68	23

	On-Time Originations	73.7%	74.4%	(1)
	On-Time Arrivals	63.9%	61.3%	4

	Average System Dwell Time (hours) (b)	24.9	26.6	6
	Average Total Cars-On-Line	225,317	224,299	-

	Average Velocity, All Trains (miles per hour)	19.9	20.0	(1)

	Average Recrews (per day)	71	58	(22)%

				Increase/ (Decrease)

Resources	Route Miles	21,167	21,287	(1)%
	Locomotives (owned and long-term leased)	3,917	3,780	4
	Freight Cars (owned and long-term leased)	100,588	102,794	(2)%

(a) Amounts for 2007 are estimated.

(b) In October 2005, the Association of American Railroads adopted a new dwell calculation in an effort to standardize publicly reported dwell times on the AAR Railroad Performance Measures website. Dwell times in this filing represent the Company’s historical method for calculating dwell for internal management and analysis. Regardless of which method is used, trends for the two are the same. Dwell times using the AAR calculation were 24.5 hours for the first quarter of 2007 and 26.1 hours for the first quarter of 2006.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

2007 SURFACE TRANSPORTATION EXPECTATIONS

CSX expects that its financial performance in 2007 will be consistent with its long-term financial targets of double-digit compounded annual growth rates for Surface Transportation operating income, consolidated earnings per share and free cash flow through 2010 due to momentum in its underlying business performance. CSX expects strong revenue growth, driven by a continuing robust pricing environment and modest volume growth.

FINANCIAL RESULTS OF OPERATIONS

First Quarter Consolidated Results of Operations

The financial statements presented are for the first quarters of 2007 and 2006. Except as otherwise specified, references to years indicate the Company’s fiscal quarter as noted previously. (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED
	Includes Surface Transportation and Other Operating Income
	First Quarters		$ Change	% Change

(Dollars in Millions)	2007	2006

Operating Revenue	$ 2,422	$ 2,331	$ 91	4%
Operating Expense	1,934	1,835	99	5

Operating Income	488	496	(8)	(2)

Other Income	(11)	(3)	(8)	(267)
Interest Expense	(99)	(98)	(1)	(1)
Income Tax Expense	(138)	(150)	12	8

Net Earnings	$ 240	$ 245	$ (5)	(2)%

Prior periods have been reclassified to conform to the current presentation.

Operating Revenue

Operating Revenue increased $91 million in first quarter 2007 to $2.4 billion. The increase was driven primarily by continued pricing efforts.

Operating Income

Operating Income decreased $8 million to $488 million in first quarter 2007. Operating revenue gains during the quarter were offset by increased derailment related expenses and the effects of inflation.

Other Income

Other Income decreased $8 million due to lower real estate, resort, and other miscellaneous activity.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Interest Expense

Interest expense was $99 million in first quarter 2007, consistent with the prior year quarter.

Income Tax Expense

Income Tax Expense decreased $12 million to $138 million in proportion to earnings and the resolution of certain state tax matters.

Net Earnings

Net Earnings decreased $5 million to $240 million, and Earnings Per Diluted Share decreased $.01 to $.52. These changes were primarily due to pricing gains offset by derailment related expenses and inflationary impacts on operating expenses.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Surface Transportation Results of Operations

SURFACE TRANSPORTATION DETAIL (Unaudited)

(Dollars in Millions)

First Quarter

	Rail		Intermodal		Surface Transportation		Increase/ (Decrease)
	2007	2006	2007	2006	2007	2006
Revenue	$2,104	$1,997	$318	$334	$2,422	$2,331	$91
Operating Expense:
Labor and Fringe	712	698	20	20	732	718	14
Materials, Supplies and Other	519	438	44	44	563	482	81
Fuel	259	253	-	-	259	253	6
Depreciation	211	201	10	10	221	211	10
Equipment and Other Rents	92	93	29	31	121	124	(3)
Inland Transportation	(109)	(111)	166	167	57	56	1
Gain on Insurance Recoveries	(18)	-	-	-	(18)	-	(18)
Total Expense	1,666	1,572	269	272	1,935	1,844	91
Operating Income	$438	$425	$49	$62	$487	$487	$-
Operating Ratio	79.2%	78.7%	84.6%	81.4%	79.9%	79.1%

SURFACE TRANSPORTATION VOLUME AND REVENUE

Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)

First Quarter

	Volume			Revenue			Revenue Per Unit
	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
Chemicals	133	135	(1)%	$317	$295	7%	$2,383	$2,185	9%
Emerging Markets	112	124	(10)	137	134	2	1,223	1,081	13
Forest Products	92	106	(13)	183	191	(4)	1,989	1,802	10
Agricultural Products	97	96	1	179	157	14	1,845	1,635	13
Metals	93	94	(1)	176	164	7	1,892	1,745	8
Phosphates and Fertilizers	92	88	5	106	90	18	1,152	1,023	13
Food and Consumer	56	64	(13)	111	118	(6)	1,982	1,844	7
Total Merchandise	675	707	(5)	1,209	1,149	5	1,791	1,625	10

Coal	441	456	(3)	603	552	9	1,367	1,211	13
Coke and Iron Ore	21	20	5	30	27	11	1,429	1,350	6
Total Coal	462	476	(3)	633	579	9	1,370	1,216	13

Automotive	109	127	(14)	203	231	(12)	1,862	1,819	2

Other	-	-	-	59	38	55	-	-	-

Total Rail	1,246	1,310	(5)	2,104	1,997	5	1,689	1,524	11

International	292	302	(3)	133	132	1	455	437	4
Domestic	217	214	1	180	186	(3)	829	869	(5)
Other	-	-	-	5	16	(69)	-	-	-

Total Intermodal	509	516	(1)	318	334	(5)	625	647	(3)

Total Surface Transportation	1,755	1,826	(4)%	$2,422	$2,331	4%	$1,380	$1,277	8%

For both tables, prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

First Quarter Rail Results of Operations

Rail Operating Revenue

First quarter 2007 Surface Transportation revenue of $2.4 billion represents the 20th consecutive quarter of year-over-year revenue gains. A favorable pricing environment was the primary driver of revenue gains offsetting volume weakness related to lower housing construction and lower domestic automobile production.

Merchandise

Chemicals – A favorable pricing environment continued to be the primary driver of revenue gains. Plastic volumes were soft as the industry recovered from excess inventory levels. Shipments of chemicals used for paper production also declined due to continued softness in the paper market.

Emerging Markets – Revenue per unit improved due to yield improvements. Declines in residential construction resulted in fewer shipments of aggregates, which include rocks and minerals.

Forest Products – Forest products shipments, especially lumber, continued to be challenged by a weak residential construction market which resulted in lower volume. Continued emphasis on more profitable shipments favorably impacted revenue-per-unit growth.

Agricultural Products – Revenue-per-unit growth remained strong due to favorable pricing and increased fuel surcharge coverage. Rapid growth in the northeast ethanol market helped volume; however, this was partially offset by lower grain shipments.

Metals – Revenue increased on slightly unfavorable volumes due to continued emphasis on improving yields and growth in higher revenue per unit export shipments. Towards the end of the quarter, volumes strengthened due to reductions in steel inventories.

Phosphates and Fertilizers – Volume was up due to increased shipments of fertilizers to farmers partially in response to the higher demand for corn from ethanol producers. Revenue-per-unit growth was attributable to these longer-haul shipments of fertilizer and potash.

Food and Consumer – Emphasis on price and yield management resulted in strong revenue-per-unit growth. A weak residential construction market drove volume declines in building products and roofing granules, which are used to make shingles.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Coal

Revenue and revenue per unit increased due to a continued favorable pricing environment and strong demand for export coal. However, these volume increases were more than offset by lower shipments to electric utilities due to coal inventories being at target levels.

Automotive

Declines in volume were driven by decreases in automobile production mainly due to lower demand for truck and sport utility vehicles. Revenue per unit increased due to continued pricing efforts.

Other Rail Revenue

The primary driver of this change was the increase in business generated by the Company’s short line railroads.

Rail Operating Expense

Labor and Fringe expenses increased $14 million primarily due to wage and benefit inflation, partially offset by productivity gains from improved operations and lower volume, which resulted in a reduction of crew expenses.

Materials, Supplies and Other expenses increased $81 million, primarily due to an increase in train accident related expenses. Additionally, current year inflation on material and rising insurance costs were higher than a year ago. Also contributing to the increase were various other items.

Fuel expense increased $6 million primarily due to a reduction in hedge benefit resulting from the expiration of the fuel hedge program, mostly offset by lower volume and price.

Depreciation expense increased $10 million due to a larger asset base related to higher capital spending.

Gain on Insurance Recoveries of $18 million represented insurance recoveries related to property damage and lost profits.

First Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International – Despite a reduction in higher revenue-per-unit traffic from long-haul markets, revenue per unit increased due to continued strength in pricing. Volumes were lower primarily due to a temporal slowdown in international freight shipments.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Domestic – Volumes increased slightly due to a new shorter-haul train service. The mix impact on revenue per unit from this new traffic more than offset pricing gains in the remaining domestic business.

Other – The primary driver of this revenue decrease was the termination of two agreements relating to the storage of containers and other ancillary services.

Intermodal Operating Expense

Intermodal operating expenses slightly declined predominantly due to lower volume and improved productivity.

LIQUIDITY AND CAPITAL RESOURCES

Material Changes in Consolidated Balance Sheets

The following are material changes in the Consolidated Balance Sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX’s most recent Annual Report on Form 10-K.

Current Maturities of Long-term Debt increased $150 million, or 25%, from December 2006 as CSX expects to refinance an additional $150 million of notes in the second quarter of 2007 that were previously classified as Long-term Debt.

Due to the adoption of FIN 48, which required companies to reclassify uncertain tax positions in Income and Other Taxes Payable, Other Long-term Assets decreased $313 million and Long-term Deferred Income Taxes decreased $282 million.

Significant Cash Flow Statement Items

Operating and investing activities for the first quarters of 2007 and 2006 included insurance proceeds of $19 million and $50 million, respectively, representing cash receipts from insurers related to Hurricane Katrina. The receipts included in operating activities represent reimbursements for business interruption related expenses, such as incremental expenses for debris removal and lost profits. The receipts included in investing activities included reimbursements for monies CSX spent to repair the hurricane-damaged assets. For additional information on the impacts of Hurricane Katrina, see Note 7, Hurricane Katrina.

Financing activities for the first quarter of 2007 included $179 million of cash used to repurchase shares of CSX’s common stock on the open market. See Part II, Item 2 of this Quarterly Report on Form 10-Q for additional details on the repurchases.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Working Capital

CSX’s working capital deficit was $47 million at March 2007, compared to a surplus of $150 million at December 2006. This decrease was primarily due to $150 million of Long-term Debt that was reclassified into Current Liabilities in 2007 since the Company expects to redeem this debt in the second quarter of 2007.

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

Anticipated Debt Issuance

CSX plans to issue up to $1 billion in unsecured notes during the second quarter of 2007. However there can be no assurance that market conditions will permit the Company to sell such securities. It is anticipated that approximately $600 million of the proceeds from these funds will be used to repay debt obligations that become due during 2007. An additional $150 million will be used to call notes due in 2032. The remaining portion will be used for general corporate purposes, which may include repurchases of CSX common stock, capital expenditures, working capital requirements, improvements in productivity and other cost reductions at our major transportation units.

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

Except for income taxes, there have been no material changes from the methodology applied by management for critical accounting estimates previously disclosed in CSX’s most recent Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Income Taxes

In July 2006, the FASB issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for CSX beginning in 2007. FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 4, Income Taxes. For further discussion of the Company’s critical accounting estimates related to income taxes, see the 2006 Annual Report on Form 10-K.

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

Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project” and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made. Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved.

CSX CORPORATION

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed elsewhere, may cause actual results to differ materially from those contemplated by these forward-looking statements:

•

Legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation, including the outcome of tax claims and litigation, the potential enactment of initiatives to re-regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	The outcome of litigation and claims, including, but not limited to, those related to environmental contamination, personal injuries and occupational illnesses;

•

Material changes in domestic or international economic or business conditions, including those affecting the transportation industry such as access to capital markets, ability to revise debt arrangements as contemplated, customer demand, customer acceptance of price increases, effects of adverse economic conditions affecting shippers and adverse economic conditions in the industries and geographic areas that consume and produce freight;

•

The inherent risks associated with safety and security, including the availability and cost of insurance, the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	The Company’s success in implementing its operational objectives and improving Surface Transportation operating efficiency;

•	Labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	Changes in operating conditions and costs or commodity concentrations;

•	Changes in fuel prices, surcharges for fuel and the availability of fuel;

•	Competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally; and

•

Natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic affecting the health of the Company’s employees, its shippers or the consumers of goods such as may result from avian flu or other unforeseen disruptions of the Company’s operations, systems, property or equipment.

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

CSX CORPORATION

ITEM 3: QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of CSX’s 2006 Annual Report on Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

As of first quarter 2007, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of first quarter 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to the Company’s settlements and other legal proceedings, see Note 6, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of CSX’s 2006 Annual Report on Form 10-K. See also “Forward-Looking Statements,” included in Item 2 of this Quarterly Report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION

ITEM 2: CSX PURCHASES OF EQUITY SECURITIES

The Company is required to disclose any purchases of its own common stock for the most recent quarter. CSX purchases its own shares for three primary reasons: (1) to further its goals under the Company’s share repurchase program; (2) to fund the Company’s contribution required to be paid in CSX common stock under 401(k) plans which cover certain union employees; and (3) to satisfy tax withholding obligations on the distributions of shares that were formerly deferred or on the vesting of restricted stock.

During the first quarter of 2007, CSX bought back shares as part of its share repurchase program and to meet minimum statutory tax withholding obligations. On February 14, 2007, the Board of Directors terminated the unused portion of the $500 million authority granted in July 2006 and replaced it with a new authority of up to $2.0 billion so that CSX may purchase additional shares of its common stock. CSX intends to complete the purchase of shares from time to time by the end of 2008.

Share repurchase activity for first quarter 2007 was as follows:

CSX CORPORATION

CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning first quarter balance (b)				$183,902,865
January (December 30, 2006 - January 26, 2007)	1,433,783	$34.70	1,402,300	$135,233,226

February (January 27, 2007 - February 14, 2007)	1,389	$36.10	-	$135,233,226

Remaining authority terminated				$(135,233,226)

New authority granted				$2,000,000,000

(February 15, 2007 - February 23, 2007)	-		-	$2,000,000,000

March (February 24, 2007 - March 30, 2007)	3,494,638	$37.39	3,491,471	$1,869,464,987
Total/Ending Balance	4,929,810	$36.60	4,893,771	$1,869,464,987

(a) The difference of 36,039 in the total number of shares purchased versus total shares purchased as part of publicly announced plans for the quarter is due to shares purchased to meet minimum statutory tax obligations.

(b) The beginning balance for the first quarter of $184 million represents the original $500 million authority level (as granted in July 2006) less the third and fourth quarter 2006 repurchases of $316 million.

CSX CORPORATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

On March 15, 2007, CSX received notice from The Children’s Investment Fund Management (U.K.) LLP that it had made a filing under the Hart-Scott-Rodino Antitrust Improvements Act to acquire more than $500 million of CSX stock. That firm has also advised CSX that it currently holds a significant economic position through common stock ownership and derivative contracts tied to the value of CSX stock. The Company is voluntarily furnishing this information.

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

Dated: April 17, 2007