Form 10-Q
period 2007-06-29
CSX CORP
filed 2007-07-25
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
Yes (  )    No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date,
June 29, 2007:  439,010,736 shares.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months
	2007	2006	2007	2006
Operating Revenue	$2,530	$2,421	$4,952	$4,752
Operating Expense:
Labor and Fringe	743	718	1,477	1,438
Materials, Supplies and Other	504	486	1,065	959
Fuel	290	288	549	541
Depreciation	222	216	443	427
Equipment and Other Rents	107	131	227	253
Inland Transportation	60	62	117	118
Gain on Insurance Recoveries (Note 8)	-	(126)	(18)	(126)
Total Operating Expense	1,926	1,775	3,860	3,610

Operating Income	604	646	1,092	1,142

Other Income and Expense
Other Income - Net (Note 11)	11	11	-	8
Interest Expense	(101)	(98)	(200)	(196)

Earnings
Earnings before Income Taxes	514	559	892	954
Income Tax Expense	(190)	(169)	(328)	(319)
Net Earnings	$324	$390	$564	$635

Per Common Share (Note 2)
Earnings Per Share:
Net Earnings	$0.74	$0.88	$1.29	$1.44

Earnings Per Share, Assuming Dilution:
Net Earnings	$0.71	$0.83	$1.23	$1.36

Average Common Shares Outstanding (Thousands)	438,628	443,815	438,133	441,588

Average Common Shares Outstanding, Assuming Dilution (Thousands)	458,923	470,206	461,049	467,284

Cash Dividends Paid Per Common Share	$0.12	$0.065	$0.24	$0.13

All share and per share data have been retroactively restated to reflect the 2006 stock split.

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 29,	December 29,
	2007	2006
ASSETS
Current Assets:
Cash and Cash Equivalents	$428	$461
Short-term Investments	402	439
Accounts Receivable, net of allowance for doubtful
accounts of $78 and $82, respectively	1,171	1,174
Materials and Supplies	238	204
Deferred Income Taxes	233	251
Other Current Assets	99	143
Total Current Assets	2,571	2,672

Properties	28,331	27,715
Accumulated Depreciation	(7,069)	(6,792)
Properties - Net	21,262	20,923

Investment in Conrail (Note 14)	617	607
Affiliates and Other Companies	348	336
Other Long-term Assets	273	591
Total Assets	$25,071	$25,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$958	$974
Labor and Fringe Benefits Payable	419	495
Casualty, Environmental and Other Reserves (Note 5)	248	253
Current Maturities of Long-term Debt	229	592
Short-term Debt	9	8
Income and Other Taxes Payable	240	114
Other Current Liabilities	87	86
Total Current Liabilities	2,190	2,522

Casualty, Environmental and Other Reserves (Note 5)	664	668
Long-term Debt	5,751	5,362
Deferred Income Taxes	5,832	6,110
Other Long-term Liabilities	1,394	1,525
Total Liabilities	15,831	16,187

Shareholders' Equity:
Common Stock, $1 Par Value	439	438
Other Capital	1,266	1,469
Retained Earnings (Note 4)	7,919	7,427
Accumulated Other Comprehensive Loss	(384)	(392)
Total Shareholders' Equity	9,240	8,942
Total Liabilities and Shareholders' Equity	$25,071	$25,129

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Six Months
	2007	2006
OPERATING ACTIVITIES
Net Earnings	$564	$635
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	448	430
Deferred Income Taxes	51	6
Gain on Insurance Recoveries (Note 8)	(18)	(126)
Insurance Proceeds (Note 8)	9	92
Other Operating Activities	52	(26)
Changes in Operating Assets and Liabilities:
Accounts Receivable	3	(63)
Other Current Assets	(79)	66
Accounts Payable	(9)	2
Income and Other Taxes Payable	129	(21)
Other Current Liabilities	(75)	(141)
Net Cash Provided by Operating Activities	1,075	854

INVESTING ACTIVITIES
Property Additions	(824)	(879)
Insurance Proceeds (Note 8)	10	115
Purchases of Short-term Investments	(1,445)	(761)
Proceeds from Sales of Short-term Investments	1,504	718
Other Investing Activities	(12)	(15)
Net Cash Used in Investing Activities	(767)	(822)

FINANCING ACTIVITIES
Short-term Debt - Net	-	2
Long-term Debt Issued	1,000	63
Long-term Debt Repaid	(675)	(143)
Dividends Paid	(106)	(57)
Stock Options Exercised (Note 3)	130	224
Shares Repurchased (Note 1)	(727)	(149)
Other Financing Activities	37	39
Net Cash Used in Financing Activities	(341)	(21)

Net (Decrease) Increase in Cash and Cash Equivalents	(33)	11

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	461	309
Cash and Cash Equivalents at End of Period	$428	$320

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.        Significant Accounting Policies

Background

CSX Corporation (and, together with its subsidiaries, “CSX” or the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  Surface Transportation, which includes the Company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a rail network of approximately 21,000 route miles, linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec.  CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated company linking customers to railroads via trucks and terminals.

CSX’s other holdings include CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, and CSX Real Property, Inc., an organization responsible for real estate sales, leasing, acquisition and management and development activities.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of CSX contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated Balance Sheets at June 29, 2007 and December 29, 2006;

•	Consolidated Income Statements for the quarters and six months ended June 29, 2007 and June 30, 2006; and

•	Consolidated Cash Flow Statements for the six months ended June 29, 2007 and June 30, 2006.

Certain prior-year data have been reclassified to conform to the 2007 presentation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.        Significant Accounting Policies, continued

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements.  CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent Annual Report on Form 10-K, prior Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2007 and 2006 consisted of 13 weeks ending on June 29, 2007 and June 30, 2006, respectively.

•	The six month periods of 2007 and 2006 consisted of 26 weeks ending on June 29, 2007 and June 30, 2006, respectively.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX’s fiscal periods ending June 29, 2007 or June 30, 2006, and comparisons are to the corresponding period of the prior year.

Other Items

In May 2007, CSX announced an increase in its share repurchase program from $2 billion to $3 billion and a 25% increase in the quarterly dividend on CSX’s common stock to $0.15 per share payable September 14, 2007 to shareholders of record on August 31, 2007.  CSX intends to complete the $3 billion repurchase program by the end of 2008 with a bias towards early repurchases.  The timing, method, amount of repurchase transactions and the source of funds to effect any repurchase will be determined by the Company's management based on its evaluation of market conditions, share price and other factors. While it is not management’s intention, the program may be suspended or discontinued at any time.  During the second quarter of 2007, CSX repurchased 12 million shares valued at $548 million.  For the six months of 2007, CSX repurchased 17 million shares valued at $727 million under all publicly announced plans.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.        Earnings Per Share

CSX had a two-for-one split of its common stock in August 2006.  Pursuant to Statement of Financial Accounting Standards (“SFAS”) 128, Earnings Per Share, all share and per share disclosures have been retroactively restated to reflect the stock split.

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2007	2006	2007	2006
Numerator (Millions):
Net Earnings	$324	$390	$564	$635
Interest Expense on Convertible Debt - Net of Tax	1	1	2	2
Net Earnings, If-Converted	325	391	566	637

Denominator (Thousands):
Average Common Shares Outstanding	438,628	443,815	438,133	441,588
Convertible Debt	13,711	19,456	16,583	19,456
Stock Options	5,247	6,815	5,396	6,123
Other Potentially Dilutive Common Shares	1,337	120	937	117
Average Common Shares Outstanding, Assuming Dilution	458,923	470,206	461,049	467,284

Basic Earnings Per Share	$0.74	$0.88	$1.29	$1.44

Earnings Per Share, Assuming Dilution	$0.71	$0.83	$1.23	$1.36

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.        Earnings Per Share, Continued

Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, required CSX to include additional shares in the computation of earnings per share, assuming dilution.  The amount included in diluted earnings per share represents the number of shares that would be issued if all of CSX’s convertible debentures were converted.

When convertible debentures are converted into CSX common stock, the newly-issued shares are included in the calculation of both basic and diluted earnings per share.  During the second quarter, $337 million face value of convertible debentures were converted into 12 million shares of CSX common stock.

Stock options are excluded from the computation of earnings per share, assuming dilution, when option exercise prices are greater than the average market price of the common shares during the period. In 2007, all stock options were dilutive.  Therefore, no stock options were excluded from the earnings per share calculation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.        Share-Based Compensation

CSX share-based compensation plans primarily include long-term incentive plans, restricted stock awards, stock options and stock plans for directors.  CSX has not granted stock options since 2003.  Awards granted under the various plans are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Governance Committee of the Board of Directors approves awards granted to the Company’s non-management Directors.

In May 2007, performance units were granted under a new Long-term Incentive Plan adopted under the CSX Omnibus Incentive Plan.  This plan provides for a three-year cycle ending in fiscal year 2009.  Similar to the two existing plans, the key financial target is Surface Transportation operating ratio, which is defined as annual operating expenses divided by revenue of the Company’s rail and intermodal businesses and is calculated excluding certain non-recurring items.  Awards will be made in performance units and are payable in CSX common stock.  The payout range for the majority of participants will be between 0% and 200% of the original grant, with each unit being equivalent to one share of CSX stock.  The payout for certain senior executive officers is subject to a 20% increase or decrease based upon certain additional pre-established financial targets.  This could result in a maximum payout of 240% of the original grant.  However, any payout to certain senior executive officers is also subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Second Quarters		Six Months
(Dollars in Millions)	2007	2006	2007	2006
Share-Based Compensation Expense(a)	$16	$9	$31	$12
Income Tax Benefit	6	3	12	4

(a) Share-based compensation expense increased in second quarter 2007 due to a higher anticipated payout ratio and the addition of the May 2007 long-term incentive plan.  In addition to these factors, share-based compensation expense increased for six months 2007 since no expense was incurred in 2006 for long-term incentive programs until the plans were approved in May 2006.

The following table provides information about stock options exercised.

	Second Quarters		Six Months
(In Thousands)	2007	2006	2007	2006
Number of Stock Options Exercised	2,156	4,564	6,474	10,296

As of June 2007, CSX had approximately 13 million stock options outstanding.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.        Income Taxes

CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has substantially concluded all U.S. federal income tax examinations for years through 1998 and substantially all material state, local and foreign income tax matters have been concluded for years through 1996.   Federal income tax returns for 1999 through 2005 are currently under examination.  In addition, the Company voluntarily sought a pre-filing agreement, which is an early review by the Internal Revenue Service, in connection with its sale of the Company’s International Terminals business and related transactions. The Internal Revenue Service is scheduled to complete its review of matters covered by this agreement in 2007.

CSX adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. As a result of this implementation the Company recognized a $34 million decrease to reserves for uncertain tax positions.  This decrease has two components of which amounts directly related to CSX were $31 million and unconsolidated subsidiaries accounted for under the equity method of accounting were $3 million.  This decrease was accounted for as an adjustment to the beginning balance of retained earnings on the Balance Sheet.

As adjusted by the cumulative effect decrease, at the beginning of 2007, CSX had approximately $207 million of total gross unrecognized tax benefits.   Of this total, $197 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect CSX’s effective income tax rate in any future periods.  There were no significant changes in these balances since the adoption of FIN 48 at the beginning of 2007. Approximately $150 million of the foregoing unrecognized tax benefits relates to matters that the Company expects will be resolved during 2007 and relate primarily to the Company’s gain on the sale of a disposed business in 2005, and foreign tax credits for the business operations during these periods.  Upon resolution of these matters, the Company anticipates that no adverse change to existing reserves will be required, and any favorable adjustment primarily would be reported as a reduction to tax expense for discontinued operations.  The final outcome of the impending resolution is not yet determinable.

CSX’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the beginning of 2007, the Company had $52 million accrued for interest and $0 accrued for penalties.  In second quarter 2006, the Company recorded an income tax benefit of $41 million principally related to the resolution of certain tax matters.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.        Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the Consolidated Balance Sheets as follows:

(Dollars in Millions)	June 29, 2007			December 29, 2006
	Current	Long-term	Total	Current	Long-term	Total
Casualty	$173	$461	$634	$172	$465	$637
Separation	15	98	113	20	100	120
Environmental	26	52	78	26	45	71
Other	34	53	87	35	58	93
Total	$248	$664	$912	$253	$668	$921

Details with respect to each type of reserve are described below.  Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s results of operations, financial condition or liquidity.  However, should a number of these items occur in the same period, they could have a material effect on the results of operations, financial condition or liquidity in a particular quarter or fiscal year.

Casualty

Casualty reserves represent accruals for personal injury and occupational claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, CSX would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”).

These reserves fluctuate with estimates provided by independent third parties reviewed by management, offset by the timing of individual payments.  Most of the claims were related to CSXT.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.        Casualty, Environmental and Other Reserves, continued

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third party injuries.  Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”).  In addition to FELA liabilities, employees of other CSX subsidiaries are covered by various state workers' compensation laws, the Federal Longshore and Harbor Worker's Compensation Program or the Maritime Jones Act.

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

Based on management’s review of its semi-annual actuarial analysis performed by an independent actuarial firm, personal injury reserves were reduced by $30 million during second quarter 2007.  This reduction is due to a trend of significant decreases in the number and severity of work-related injuries for CSXT employees since 2003 and was included as a reduction to Materials, Supplies and Other in the Income Statement.

Occupational

Occupational claims arise from allegations of exposure to certain materials in the work place. Examples of exposures would be asbestos, solvents (which include soaps and chemicals), diesel fuel and alleged chronic physical injuries resulting from work conditions.  Examples of claims arising from work conditions would be repetitive stress injuries, carpal tunnel syndrome and hearing loss.

The Company retains a third party specialist with extensive experience in performing asbestos and other occupational studies to assist management in assessing the value of the Company’s claims and cases.  The analysis is performed by the specialist semi-annually and is reviewed by management.  The methodology used by the specialist includes an estimate of future anticipated claims based on the Company’s trends in average historical claim filing rates, future anticipated dismissal rates and settlement rates.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.        Casualty, Environmental and Other Reserves, continued

Separation

Separation liabilities provide for the estimated costs of implementing workforce reductions, improvements in productivity and certain other cost reductions at the Company's major transportation units since 1991. These liabilities are expected to be paid out over the next 15 to 20 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 253 environmentally impaired sites.  Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment of disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, the Company reviews its role with respect to each site identified at least once a quarter.  Based on the review process, the Company has recorded amounts to cover anticipated contingent future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company's estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.

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

Other

 Other reserves include liabilities for various claims, such as longshoremen disability claims, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with SFAS 5.

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

The following table summarizes CSXT’s payments under the long-term maintenance program:

	Second Quarters		Six Months
(Dollars in Millions)	2007	2006	2007	2006
Amounts Paid	$51	$48	$101	$89

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.        Commitments and Contingencies, continued

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption with substantial limits.  A specific amount of risk ($25 million per occurrence) is retained by the Company on each of the casualty and non-catastrophic property programs.  The Company retains $50 million of risk per occurrence for its catastrophic property coverage.  For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 8, Hurricane Katrina.

Guarantees

CSX and its subsidiaries are contingently liable, individually and jointly with others, as guarantors of approximately $75 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its current and former business operations.  Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms.  Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to or to perform certain actions for the beneficiary of the guarantee based on another entity’s failure to perform.

At the end of second quarter 2007, the Company’s guarantees primarily related to the following:

•
Guarantee of approximately $64 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction.  CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee.   Management does not expect that the Company will be required to make any payments under this guarantee for which CSX will not be reimbursed.   CSX’s obligation under this guarantee will be completed in 2012.

•
Guarantee of approximately $11 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable.  CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations.  CSX’s obligation under this guarantee will be completed in 2011.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.        Commitments and Contingencies, continued

As of second quarter 2007, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

Fuel Surcharge Antitrust Litigation

Since May 2007, at least 20 putative class action suits have been brought in various federal district courts against CSXT and the four other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws and seek unquantified treble damages allegedly sustained by purported class members, attorneys’ fees and other relief.  Each of the lawsuits purports to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and were assessed fuel surcharges.

In July 2007, CSXT received a grand jury subpoena from the New Jersey Office of the Attorney General seeking information related to the same fuel surcharges that are the subject of the purported class actions.  It is possible that additional federal or state agencies could initiate investigations into similar matters.

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  CSXT cannot predict the outcome of the putative class action lawsuits, which are in their preliminary stages, or of any government investigations, charges, or additional litigation that may be filed in the future.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.  CSXT is unable to assess at this time the possible financial impact of litigation.  CSXT has not accrued any liability for an adverse outcome in the litigation.  If an adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company’s results of operations, financial condition and liquidity.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.        Commitments and Contingencies, continued

Other Legal Proceedings

In addition to the matter described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s results of operations, financial condition or liquidity in a particular quarter or fiscal year.

NOTE  7.        Debt and Credit Agreements

Debt Issuance

In April 2007, CSX issued $300 million in one series of unsecured notes, which bear interest at 5.6% and mature on May 1, 2017, and $700 million in another series of unsecured notes, which bear interest at 6.15% and mature on May 1, 2037.  Each series of notes is included in the Consolidated Balance Sheets under Long-term Debt and may be redeemed by CSX at any time.  The proceeds from these notes were used and will be used in the future to fund debt obligations that become due during 2007 and for general corporate purposes, which may include retirement of other debt, capital expenditures, working capital requirements, repurchases of CSX common stock, improvements in productivity and other cost reductions at the Company’s major transportation units.

Approximately $450 million of the proceeds above were used to repay debt obligations that became due during the second quarter of 2007, and an additional $150 million was used to call notes due in 2032.  CSX recognized a $10 million reduction to other income during second quarter 2007 for an early redemption premium and the write-off of debt issuance costs related to the $150 million note repayment.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.        Debt and Credit Agreements, continued

Convertible Debentures

In October 2001, CSX issued approximately $564 million aggregate principal amount at maturity of zero coupon convertible debentures (the "debentures") due October 30, 2021, for an initial offering price of approximately $462 million.

Holders currently may convert their debentures into shares of CSX common stock at a conversion rate of 35.49 common shares per $1,000 principal amount at maturity of debentures, based upon the market price of CSX’s common stock. The debentures also would be convertible, even if the market price of CSX’s common stock were to decline below the requisite threshold, in the event (i) CSX’s senior unsecured credit ratings are downgraded by Moody’s Investors Service, Inc. (“Moody’s”) to below Ba1 and by Standard & Poor’s Rating Services (“S&P”) to below BB+; (ii) CSX calls the debentures for redemption (which may occur no sooner than October 30, 2008); or (iii) upon the occurrence of specified corporate transactions.

During second quarter 2007, $337 million face value of debentures were converted into 12 million shares of CSX common stock.  Although holders have been able to convert their debentures since April 2006, no material conversions occurred prior to second quarter 2007.

Revolving Credit Facility

In May 2006, CSX entered into a $1.25 billion, five-year unsecured revolving credit facility with a group of lending banks, including JPMorgan Chase Bank, N.A., which is acting as the administrative agent.  With the consent of the lenders, and in accordance with its terms, in May 2007, CSX extended the maturity date of the facility an additional year, to May 2012.  As of June 29, 2007, the facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.        Hurricane Katrina

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

The Company’s insurance policies do not prioritize coverage based on types of losses.  As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented.  A final payment will be made once the Company and its insurers agree on the total measurement value of the claim.  Through June 2007, the Company had collected insurance payments of $357 million.

In second quarter 2007, CSX did not receive cash proceeds and therefore did not recognize gains on insurance recoveries from claims related to Hurricane Katrina.  CSX recognized $126 million of gains in the second quarter of 2006.  The gains were attributable to recovering amounts in excess of the net book value of damaged fixed assets and to recording recoveries related to lost profits.  Additional cash proceeds are expected and will result in future gain recognition.

Cash proceeds from the insurers are not specific to the types of losses and so the Company allocated the proceeds ratably among the three types of losses mentioned above for cash flow presentation.  Allocated cash proceeds for lost profits and incremental expenses are classified as operating activities and were $9 million and $92 million for the six months ended 2007 and 2006, respectively, since these were related directly to revenue and expenses from operations.  Allocated cash proceeds for fixed asset damage are classified as investing activities and were $10 million and $115 million for the six months ended 2007 and 2006 since they had a direct relationship to money the Company spent on property additions to repair the hurricane-damaged assets and were recorded in the same category.

 Additional information about the effects of Hurricane Katrina is included in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.        Derivative Financial Instruments

CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and fuel costs.

Interest Rate Swaps

During second quarter 2007, CSX repaid $450 million of debentures that matured and called $150 million of debentures due in 2032.  As a result, CSX also settled the interest rate swaps related to these debentures.  CSX did not have any material interest rate swaps outstanding at the end of second quarter 2007.

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

Fuel hedging activity reduced fuel expense for the second quarter and six months of 2006 by $19 million and $54 million, respectively.  Since fourth quarter 2006, there has been no impact on fuel expense because all contracts had expired prior to that time.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.        Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Income Statement. Under existing accounting standards, other comprehensive income (loss) for CSX may include unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans and activity related to derivative financial instruments designated as cash flow hedges.

The following table provides a reconciliation of net earnings reported in the Consolidated Income Statements to comprehensive income:

	Second Quarters		Six Months
(Dollars in Millions)	2007	2006	2007	2006
Net Earnings	$324	$390	$564	$635
Other Comprehensive Income (Loss):
Fair Value of Fuel Derivatives	-	(11)	-	(30)
Other	7	-	9	(1)
Comprehensive Income	$331	$379	$573	$604

Other comprehensive income (loss) has declined over time as a result of a decrease in the number of fuel derivative contracts outstanding.  CSX suspended entering into new fuel derivative contracts in the third quarter of 2004 and there are currently no outstanding fuel derivative contracts.  (See Note 9, Derivative Financial Instruments.)

NOTE 11.        Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

	Second Quarters		Six Months
(Dollars in Millions)	2007	2006	2007	2006
Interest Income	$15	$10	$28	$19
Income (Loss) from Real Estate and Resort Operations(a)	2	2	(14)	(7)
Minority Interest	(5)	(6)	(10)	(11)
Miscellaneous(b)	(1)	5	(4)	7
Other Income (Expense) - Net	$11	$11	$-	$8

(a) Income (Loss) from Real Estate and Resort Operations includes the results of operations of the Company’s real estate sales, leasing, acquisition and management and development activities as well as the results of operations from CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia.

 (b) Miscellaneous income is comprised of earnings from certain CSX owned or partially owned companies, investment gains and losses and other non-operating activities.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.        Business Segments

The Company operates primarily in two business segments: rail and intermodal.  The rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Significant Accounting Policies, in CSX’s most recent Annual Report on Form 10-K.

Consolidated operating income includes the results of operations of Surface Transportation and other operating income. Other operating income includes the gain amortization on the conveyance of CSX Lines, a former Marine Services subsidiary, net sublease income from assets formerly included in the Company’s Marine Services segment and other items.

Business segment information for second quarters 2007 and 2006 is as follows:

	Surface Transportation
(Dollars in Millions)	Rail	Intermodal	Total	Other	Total

Second Quarter - 2007
Revenues from External Customers	$2,187	$343	$2,530	$-	$2,530
Segment Operating Income	532	71	603	1	604

Second Quarter - 2006
Revenues from External Customers	$2,065	$356	$2,421	$-	$2,421
Segment Operating Income	582	63	645	1	646

Six Months - 2007
Revenues from External Customers	$4,291	$661	4,952	$-	4,952
Segment Operating Income	970	120	1,090	2	1,092

Six Months - 2006
Revenues from External Customers	$4,062	$690	$4,752	$-	$4,752
Segment Operating Income	1,007	125	1,132	10	1,142

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.        Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly upon years of service and compensation rates near retirement.  For    employees hired after December 31, 2002, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.  CSX made contributions of $21 million during second quarter 2007 to its defined benefit pension plans.  No additional contributions are expected for the remainder of 2007.

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

The following table describes the components of net periodic benefit cost:

	Pension Benefits
(Dollars in Millions)	Second Quarters		Six Months
	2007	2006	2007	2006
Service Cost	$9	$9	$17	$18
Interest Cost	29	27	57	53
Expected Return on Plan Assets	(30)	(30)	(59)	(59)
Amortization of Prior Service Cost	1	1	2	2
Amortization of Net Loss	7	8	15	17
Net Periodic Benefit Cost	$16	$15	$32	$31

	Other Benefits
(Dollars in Millions)	Second Quarters		Six Months
	2007	2006	2007	2006
Service Cost	$2	$1	$3	$3
Interest Cost	5	6	10	11
Amortization of Prior Service Cost	(2)	(2)	(3)	(3)
Amortization of Net Loss	1	2	2	4
Net Periodic Benefit Cost	$6	$7	$12	$15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.        Related Party Transactions

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

		June 29,	December 29,
(Dollars in Millions)		2007	2006
Balance Sheet Information:
CSX Payable to Conrail		$55	$48
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035		$73	$73
4.52% CSXT Promissory Note due March 2035		$23	$23

	Second Quarters		Six Months
(Dollars in Millions)	2007	2006	2007	2006
Income Statement Information:
Interest Expense Related to Conrail	$ 1	$1	$2	$ 2
Conrail Rents, Fees, and Services (a)	$ 23	$23	$46	$ 46

(a) Conrail Rents, Fees and Services represent expenses paid to Conrail related to right-of-way usage fees, equipment rental, other service related charges and fair value write-up amortization.  Beginning in 2007, these amounts have been included in Materials, Supplies and Other on the Consolidated Income Statement.  The amounts disclosed above do not include CSX’s 42% portion of Conrail’s earnings, which is also included in Materials, Supplies and Other and amounted to $3 million and $2 million for second quarters 2007 and 2006, respectively, and $6 million and $6 million for the six months of 2007 and 2006, respectively.

Additional information about the investment in Conrail is included in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
COMPANY OVERVIEW

CSX Corporation (and, together with its subsidiaries, “CSX” or the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  Surface Transportation, which includes the Company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

CSX’s principal operating company, CSX Transportation Inc. (“CSXT”), operates the largest railroad in the eastern United States with a rail network of approximately 21,000 route miles, linking markets in 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec.  CSX Intermodal Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated company linking customers to railroads via trucks and terminals.

CSX’s other holdings include CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia, and CSX Real Property, Inc., an organization responsible for real estate sales, leasing, acquisition and management and development activities.

SECOND QUARTER 2007 SURFACE TRANSPORTATION HIGHLIGHTS

Surface Transportation

•	Revenue grew nearly 5% to $2.5 billion

•	Expenses increased $151 million to $1.9 billion

•	Operating Income was $603 million versus $645 million in second quarter 2006, which benefited from insurance recoveries

•	Improvements in service and safety measures

Revenue and revenue per unit increased nearly 5% and 7%, respectively, driven by strong yield management initiatives on volume declines of 2%.  The Company was able to achieve substantial pricing gains predominantly due to the overall cost and service advantages that rail-based solutions provide versus other modes of transportation.

These strong results in revenue were partially offset by volume declines for all four of the Company’s major lines of business.  The overall 2% volume decrease was primarily driven by continued weakness in housing construction, domestic automobile production and related markets.

Expenses were higher due to significant prior year gains on insurance recoveries of $126 million, which was recorded as a reduction to operating expenses in 2006, as well as the overall impact of inflation partially offset by lower personal injury reserves.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 31 through 33.

Leadership and focus on CSX’s safety programs, which include training and rules compliance efforts, yielded the Company’s lowest ever levels in FRA reportable personal injuries.  Personal injury frequency declined 26% and train accident frequency declined 18% on a year-over-year basis.

In addition to record safety results, all key operating measures improved during second quarter 2007, which has led to greater cost efficiencies.  Train performance showed marked improvement, with on-time originations and arrivals at or near all-time highs. System dwell, the average number of hours a rail car spends in a terminal, declined to 24 hours as a result of improved train performance and terminal operations.  Both average train velocity and recrews improved, indicating a positive trend in overall network velocity and fluidity. Train velocity increased 4% to 20.4 miles per hour, while average recrews, which are the number of relief crews called per day, improved by 8% to 58 per day.

RAIL OPERATING STATISTICS (Estimated)		Second Quarters		Improvement
		2007	2006	(Decline)%
Service	Personal Injury Frequency Index
Measurements	(Per 200,000 man hours)	1.04	1.40	26%
	FRA Train Accidents Frequency
	(Per million train miles)	2.85	3.49	18

	On-Time Originations	79.9%	76.5%	4
	On-Time Arrivals	69.0%	60.3%	14

	Average System Dwell Time (hours) (a)	24.0	25.5	6
	Average Total Cars-On-Line	223,052	223,349	-

	Average Velocity, All Trains (miles per hour)	20.4	19.6	4

	Average Recrews (per day)	58	63	8%

				Increase/
				(Decrease)
Resources	Route Miles	21,164	21,244	-%
	Locomotives (owned and long-term leased)	3,946	3,850	2
	Freight Cars (owned and long-term leased)	97,487	102,975	(5)%

  (a) In October 2005, the Association of American Railroads adopted a new dwell calculation in an effort to standardize publicly reported dwell times on the AAR Railroad Performance Measures website.  Dwell times in all public documents represent the Company's historical method for calculating dwell for internal management and analysis.  Regardless of which method is used, trends for the two are the same. Dwell times using the AAR calculation were 23.5 and 24.0 hours for the second quarter and six months of 2007, respectively.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
2007 EXPECTATIONS

In August 2005, the Company provided long-term financial targets based on double-digit growth in earnings and cash flow from a 2005 base year.  In May 2007, based on strong expected results through 2010, CSX updated these targets to include double-digit growth in operating income and earnings per share on the improved 2007 base. Additionally, by 2010, CSX also expects to improve the operating ratio to the mid to low 70’s. Finally, the Company’s free cash flow expectations continue to use the 2005 base and remain unchanged from the previous target provided.

FINANCIAL RESULTS OF OPERATIONS

Second Quarter Consolidated Results of Operations

The financial statements presented are for second quarters 2007 and 2006.  Except as otherwise specified, references to years indicate the Company’s fiscal quarter as noted previously.  (See Note 1,  Significant Accounting Policies.)
	CONSOLIDATED
	Includes Surface Transportation and Other Operating Income
	Second Quarters
(Dollars in Millions)	2007	2006	$ Change	% Change

Operating Revenue	$2,530	$2,421	$109	5%
Operating Expense	1,926	1,775	151	9
Operating Income	604	646	(42)	(7)

Other Income	11	11	-	-
Interest Expense	(101)	(98)	(3)	3
Income Tax Expense	(190)	(169)	(21)	12
Net Earnings	$324	$390	$(66)	(17)%

 Prior periods have been reclassified to conform to the current presentation.

Operating Revenue

Operating Revenue increased $109 million to $2.5 billion in second quarter 2007 due to continued pricing efforts only partially offset by lower volume.

Operating Income

Operating Income decreased $42 million to $604 million in second quarter 2007.  Operating revenue gains during the quarter were offset by significant gains on insurance recoveries recognized during second quarter last year that were not repeated in second quarter 2007.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Income

Other Income was $11 in second quarter 2007, which is consistent with the prior year quarter.

Interest Expense

Interest Expense increased $3 million to $101 million in second quarter 2007 primarily related to slightly higher interest rates for variable rate debt.

Income Tax Expense

Income Tax Expense increased $21 million to $190 million due to a prior year income tax benefit of $41 million principally related to the resolution of certain tax matters.

Net Earnings

Net Earnings decreased $66 million to $324 million, and Earnings Per Diluted Share decreased $.12 to $.71.  Pricing gains were more than offset by prior year gains on insurance recoveries and prior year tax benefits.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Surface Transportation Results of Operations

SURFACE TRANSPORTATION DETAIL (Unaudited)
(Dollars in Millions)
Second Quarters
					Surface
	Rail		Intermodal		Transportation
	2007	2006	2007	2006	2007	2006	$ Change
Operating Revenue	$2,187	$2,065	$343	$356	$2,530	$2,421	$109
Operating Expense:
Labor and Fringe	721	695	20	20	741	715	(26)
Materials, Supplies and Other	461	435	46	54	507	489	(18)
Fuel	289	288	-	-	289	288	(1)
Depreciation	212	206	9	10	221	216	(5)
Equipment and Other Rents	82	99	27	33	109	132	23
Inland Transportation	(110)	(116)	170	178	60	62	2
Gain on Insurance Recoveries	-	(124)	-	(2)	-	(126)	(126)
Total Expense	1,655	1,483	272	293	1,927	1,776	(151)

Operating Income	$532	$582	$71	$63	$603	$645	$(42)

Operating Ratio	75.7%	71.8%	79.3%	82.3%	76.2%	73.4%

SURFACE TRANSPORTATION VOLUME AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters

	Volume			Revenue			Revenue Per Unit
	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
Chemicals	134	134	-%	$327	$305	7%	$2,440	$2,276	7%
Emerging Markets	136	144	(6)	164	158	4	1,206	1,097	10
Forest Products	92	103	(11)	188	194	(3)	2,043	1,883	8
Agricultural Products	103	96	7	191	164	16	1,854	1,708	9
Metals	94	95	(1)	182	173	5	1,936	1,821	6
Phosphates and Fertilizers	89	94	(5)	104	93	12	1,169	989	18
Food and Consumer	55	63	(13)	112	120	(7)	2,036	1,905	7
Total Merchandise	703	729	(4)	1,268	1,207	5	1,804	1,656	9

Coal	442	446	(1)	607	562	8	1,373	1,260	9
Coke and Iron Ore	24	24	-	31	31	-	1,292	1,292	-
Total Coal	466	470	(1)	638	593	8	1,369	1,262	8

Automotive	119	124	(4)	223	223	-	1,874	1,798	4

Other	-	-	-	58	42	38	-	-	-
Total Rail	1,288	1,323	(3)	2,187	2,065	6	1,698	1,561	9

International	300	326	(8)	140	148	(5)	467	454	3
Domestic	239	221	8	198	198	-	828	896	(8)
Other	-	-	-	5	10	(50)	-	-	-
Total Intermodal	539	547	(1)	343	356	(4)	636	651	(2)

Total Surface Transportation	1,827	1,870	(2)%	$2,530	$2,421	5%	$1,385	$1,295	7%

For both tables, prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter Rail Results of Operations

Rail Operating Revenue
Second quarter 2007 Surface Transportation revenue represents more than five years of quarter-over-quarter revenue gains.  A favorable pricing environment continued to be the primary driver of revenue gains offsetting weakness in housing construction, domestic automobile production and related markets.

Merchandise

Chemicals– Volumes were flat as gains in inorganic acids used in fertilizer production, chemicals used in the textile industry, and petroleum products were offset by volume declines in chlorine and industrial sand shipments.  Revenue and revenue per unit increased due to pricing gains.

Emerging Markets – Revenue and revenue per unit improved through positive mix changes that included an increase in high revenue-per-unit shipments in military moves and in the cement market due to higher demand.  Aggregate shipments, which include rocks and minerals, declined from continued weakness in residential construction.

Forest Products– Volume declines in lumber and panel shipments were driven by continued weakness in residential construction.  Volumes were also negatively affected by lower paper production and a decrease in domestic newsprint and printing paper consumption.  Strong pricing efforts and favorable mix changes led to gains in revenue per unit.

Agricultural Products– Volume increased overall primarily from feed ingredients, vegetable oil, soybeans, and ethanol contributing to favorable revenue and revenue per unit gains.  Ethanol continued to be a significant growth driver due to higher demand, while export grain shipments declined due to higher corn prices.

Metals– Steel production decreased due to weakness in the automotive and housing industries, causing a slight decline in shipments.  This decline was partially offset by strength in steel exports.  Revenue and revenue per unit increased due to continued yield management initiatives.

Phosphates and Fertilizers– While fertilizer shipments rose due in part to higher demand for corn from ethanol producers, these gains were more than offset by volume losses related to several phosphate plant closures.  Revenue per unit increased due to yield management initiatives and a reduction in low revenue-per-unit phosphate shipments.

Food and Consumer– Volume declines were driven by decreased demand for wallboard, shingles and other building products as a result of continued weakness in residential construction.  Revenue per unit increased driven by continued pricing efforts.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal
Favorable pricing efforts and fuel surcharge coverage increases positively impacted revenue and revenue per unit.  Volume was down slightly due to declines in utility shipments which were partially offset by the strong demand for export coal. Total tons shipped were up due to a continuing trend to ship more coal per carload.

Automotive
Revenue per unit improved as a result of continued focus on yield management. These gains helped offset volume declines due to continued weakness in automotive production driven by lower sales of trucks and sport utility vehicles.

Other Rail Revenue
The primary driver of this positive change was the increase in business generated by the Company’s short line railroads.

Rail Operating Expense

Labor and Fringe expenses increased $26 million primarily due to the effect of inflation and a newly ratified labor agreement that included performance-based compensation.  The increases were partially offset by productivity gains from improved operations and lower volume, which resulted in a reduction of train crews.

Materials, Supplies and Other expenses increased $26 million.  This increase included higher inflation, allowance for non-freight related receivables, and various other items. The increases were offset by a favorable $30 million personal injury reserve adjustment as a result of safety improvements over the past several years.

Depreciation expense increased $6 million.  A larger asset base related to higher capital spending was partially offset by lower depreciation rates generated by an asset life study that is required periodically.

Equipment and Other Rents expense decreased $17 million due to lower volumes in certain markets, improvement in asset utilization driven by better operations and the estimation of settlements with other railroads.

Gain on Insurance Recoveries of $124 million in 2006 was not repeated in the second quarter of 2007 due to timing of cash receipts.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International– Volumes were lower primarily due to the closing of a facility and losses due to select steamship carriers withdrawing from certain markets.  Revenue per unit increased due to continued strength in pricing.

Domestic– Volumes increased due to a new shorter-haul train service.  The unfavorable mix impact on revenue per unit from this new traffic more than offset price gains in the remaining domestic business.

Other– The primary driver of this revenue decrease was from the termination of an agreement relating to the storage of containers and other ancillary services.

Intermodal Operating Expense

Intermodal operating expenses declined predominantly due to improved productivity as well as lower volume.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
                                  Six Months Consolidated Results of Operations

The financial statements presented are for the six months of 2007 and 2006.  Except as otherwise specified, references to years indicate the Company’s fiscal six months as noted previously.  (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED
	Includes Surface Transportation and Other Operating Income
	Six Months
(Dollars in Millions)	2007	2006	$ Change	% Change

Operating Revenue	$4,952	$4,752	$200	4%
Operating Expense	3,860	3,610	250	7
Operating Income	1,092	1,142	(50)	(4)

Other Income	-	8	(8)	NM
Interest Expense	(200)	(196)	(4)	2
Income Tax Expense	(328)	(319)	(9)	3
Net Earnings	$564	$635	$(71)	(11)%

Prior periods have been reclassified to conform to the current presentation.
NM – not meaningful

Operating Revenue

Operating Revenue increased $200 million to nearly $5 billion for the six months ended 2007 due to continued pricing efforts only partially offset by lower volume.

Operating Income

Operating Income decreased $50 million to $1.1 billion for the six months ended 2007.  Operating revenue gains were offset by significantly lower gains on insurance recoveries recognized during 2007, along with the increased effects of inflation.

Other Income

Other Income decreased $8 million in 2007 due to lower real estate income.

Interest Expense

Interest Expense increased $4 million to $200 million for the six months ended 2007 primarily related to slightly higher interest rates for variable rate debt.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Income Tax Expense

Income Tax Expense increased $9 million to $328 million for the six months ended 2007 due to a prior year income tax benefit of $41 million principally related to the resolution of certain tax matters.

Net Earnings

Net Earnings decreased $71 million to $564 million, and Earnings Per Diluted Share decreased $.13 to $1.23.  Pricing gains were more than offset by derailment related and other expenses as well as prior year gains on insurance recoveries and one-time tax benefits.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Surface Transportation Results of Operations

SURFACE TRANSPORTATION DETAIL (Unaudited)
(Dollars in Millions)
Six Months
					Surface
	Rail		Intermodal		Transportation
	2007	2006	2007	2006	2007	2006	$ Change
Operating Revenue	$4,291	$4,062	$661	$690	$4,952	$4,752	$200
Operating Expense:
Labor and Fringe	1,433	1,393	40	40	1,473	1,433	(40)
Materials, Supplies and Other	980	873	90	98	1,070	971	(99)
Fuel	548	541	-	-	548	541	(7)
Depreciation	423	407	19	20	442	427	(15)
Equipment and Other Rents	174	192	56	64	230	256	26
Inland Transportation	(219)	(227)	336	345	117	118	1
Gain on Insurance Recoveries	(18)	(124)	-	(2)	(18)	(126)	(108)
Total Expense	3,321	3,055	541	565	3,862	3,620	(242)

Operating Income	$970	$1,007	$120	$125	$1,090	$1,132	$(42)

Operating Ratio	77.4%	75.2%	81.8%	81.9%	78.0%	76.2%

SURFACE TRANSPORTATION VOLUME AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Six Months

	Volume			Revenue			Revenue Per Unit
	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
Chemicals	267	269	(1)%	$644	$600	7%	$2,412	$2,230	8%
Emerging Markets	248	268	(7)	301	292	3	1,214	1,090	11
Forest Products	184	209	(12)	371	385	(4)	2,016	1,842	9
Agricultural Products	200	192	4	370	321	15	1,850	1,672	11
Metals	187	189	(1)	358	337	6	1,914	1,783	7
Phosphates and Fertilizers	181	182	(1)	210	183	15	1,160	1,005	15
Food and Consumer	111	127	(13)	223	238	(6)	2,009	1,874	7
Total Merchandise	1,378	1,436	(4)	2,477	2,356	5	1,798	1,641	10

Coal	883	902	(2)	1,210	1,114	9	1,370	1,235	11
Coke and Iron Ore	45	44	2	61	58	5	1,356	1,318	3
Total Coal	928	946	(2)	1,271	1,172	8	1,370	1,239	11

Automotive	228	251	(9)	426	454	(6)	1,868	1,809	3

Other	-	-	-	117	80	46	-	-	-
Total Rail	2,534	2,633	(4)	4,291	4,062	6	1,693	1,543	10

International	592	628	(6)	273	280	(3)	461	446	3
Domestic	456	435	5	378	384	(2)	829	883	(6)
Other	-	-	-	10	26	(62)	-	-	-
Total Intermodal	1,048	1,063	(1)	661	690	(4)	631	649	(3)

Total Surface Transportation	3,582	3,696	(3)%	$4,952	$4,752	4%	$1,382	$1,286	7%

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material Changes in Consolidated Balance Sheets

The following are material changes in the Consolidated Balance Sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Current Maturities of Long-term Debt decreased $363 million due primarily to the repayment of debt that matured in second quarter 2007 partially offset by the reclassification of Long-term Debt to Current Maturities for amounts owed within the next twelve months.  For additional information, see Note 7, Debt and Credit Agreements, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Due to the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which required companies to reclassify uncertain tax positions to Income and Other Taxes Payable, Other Long-term Assets decreased $318 million and Long-term Deferred Income Taxes decreased $278 million.

Other Capital decreased $203 million due to significant share repurchase activity in 2007 partially offset by debt converted into CSX common stock and stock option exercises.

Significant Cash Flow Statement Items

Operating and investing activities for the six months of 2007 and 2006 were higher primarily due to lower cash payments for federal income taxes in 2007.  These increases were partially offset by lower insurance proceeds related to Hurricane Katrina, which were $19 million and $207 million for the six months of 2007 and 2006, respectively.  The receipts included in operating activities represent reimbursements for business interruption related expenses, such as incremental expenses for debris removal and lost profits.  The receipts included in investing activities included reimbursements for monies the Company spent to repair the hurricane-damaged assets.  For additional information on the impacts of Hurricane Katrina, see Note 8, Hurricane Katrina.

Financing activities for six months 2007 used more cash from the $727 million of cash used to repurchase shares of CSX’s common stock on the open market.  This change was partially offset by a net increase of $325 million in long-term debt issued versus long-term debt repaid.  See Part II, Item 2 of this Quarterly Report on Form 10-Q for additional details on the repurchases.

Working Capital

CSX’s working capital surplus was $381 million at June 2007, compared to a surplus of $150 million at December 2006.  This increase was primarily due to a reduction in Current Maturities of Long-term Debt due to significant debt repurchases in 2007 partially offset by the reclassification of Long-term Debt to Current Maturities of Long-term Debt.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Credit Ratings

Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay an underlying debt obligation at maturity.  The ratings reflect many considerations, among them the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital, the sensitivity of a company’s cash flows to the economy or other causes of volatility and the terms and structure of the underlying debt obligation.  The two largest rating agencies, Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), use alpha numeric codes to designate their ratings.  The highest quality rating for long-term credit obligations is AAA+ and Aaa1, for S&P and Moody’s, respectively.  For short-term obligations, such as commercial paper, the highest quality ratings are A-1 and P-1 for S&P and Moody’s, respectively.

A long-term rating of BBB- and Baa3 or higher, by S&P and Moody’s respectively, reflect ratings on obligations that fall within a band of credit quality considered to be “investment grade.”  At times, capital market concern for the credit environment, or investors’ portfolio restrictions and costs may affect the demand for debt obligations, particularly those that are rated below investment grade (“high yield” obligations).  Currently, the long-term ratings for CSX’s obligations, along with the other large U.S.  Class 1 freight railroads, fall within the investment grade band of credit quality.

In the second quarter of 2007, S&P and Moody’s both lowered their ratings of CSX's long-term unsecured debt obligations from BBB and Baa2, respectively, to BBB- and Baa3, respectively, due to the Company’s plan to repurchase an additional $1 billion in CSX stock.  Additionally, they lowered their short-term ratings on CSX from A-2 and P-2, to A-3 and P-3, respectively.  Both of these agencies indicate their outlook is “Stable” and these ratings continue to be investment grade.  CSX does not expect the reduction in credit ratings will materially increase its borrowing costs or will materially affect its liquidity. If CSX's credit ratings were to decline to lower levels, the Company could experience more significant increases in its interest cost for new debt, and the market’s demand for new debt could become further influenced by the economic and credit market environment.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

Income Taxes

In July 2006, the Financial Accounting Standards Board, issued FIN 48, which became effective for CSX beginning in 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the Company’s results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 4, Income Taxes.  For further discussion of the Company’s critical accounting estimates related to income taxes, see CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

•	Future economic, industry or market conditions or performance, including, but not limited to, the discussion regarding 2007 Expectations on page 28.

Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” “estimate” and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made.    Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved.

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

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	The outcome of litigation and claims, including, but not limited to, those related to fuel surcharge, environmental contamination, personal injuries and occupational illnesses;

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

•	The Company’s success in implementing its strategic plans and operational objectives and improving Surface Transportation operating efficiency;

•	Labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	Changes in operating conditions and costs or commodity concentrations;

•	Changes in fuel prices, surcharges for fuel and the availability of fuel;

•	Competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally; and

•
Natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis affecting the health of the Company’s employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company’s operations, systems, property or equipment.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

CSX CORPORATION

ITEM 3:  QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of CSX’s most recent Annual Report on Form 10-K.

ITEM 4:  CONTROLS AND PROCEDURES

As of June 29, 2007, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of second quarter 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during second quarter 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to the Company’s settlements and other legal proceedings, see Note 6, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of CSX’s most recent Annual Report on Form 10-K.  See also “Forward-Looking Statements” included in Item 2 of this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors previously disclosed in CSX’s most recent Annual Report on Form 10-K.

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

                               During the first quarter of 2007, CSX bought back shares as part of its share repurchase program and to meet minimum statutory tax withholding obligations.  In February 2007, the Board of Directors terminated the unused portion of the $500 million authority granted in July 2006 and replaced it with a new authority of up to $2.0 billion so that CSX could purchase additional shares of its common stock.  On May 7, 2007, the Board of Directors further increased CSX’s share repurchase program from $2.0 billion to $3.0 billion.  CSX intends to complete the purchase of shares from time to time by the end of 2008 with a strong bias towards early repurchases.  The timing, method, amount of repurchase transactions and the sources of funds to effect any repurchases will be determined by the Company's management based on their evaluation of market conditions, share price and other factors. While it is not management’s intention, the program may be suspended or discontinued at any time.

Share repurchase activity for second quarter 2007 was as follows:

CSX CORPORATION

ITEM 2: CSX PURCHASES OF EQUITY SECURITIES

	CSX Purchases of Equity Securities for the Quarter

Second Quarter	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning second quarter balance (b)				$1,869,464,987

April
(March 31, 2007 - April 27, 2007)	1,916,933	$42.75	1,914,814	$1,787,601,927

May
(April 28, 2007 - May 7, 2007)	1,799,200	$43.92	1,799,200	$1,708,584,340

Additional $1 billion authority granted				$2,708,584,340

(May 8, 2007 - May 25, 2007)	3,318,018	$45.78	3,305,100	$2,557,247,890

June
(May 26, 2007 - June 29, 2007)	5,247,856	$44.88	5,247,856	2,321,700,364

Total/Ending Balance	12,282,007	$44.65	12,266,970	$2,321,700,364

(a) The difference of 15,037 in the total number of shares purchased versus total shares purchased as part of publicly announced plans for the quarter is due to shares purchased to meet minimum statutory tax obligations.

(b) The beginning balance for the second quarter of $1.9 billion represents the original $2 billion authority level (as granted in February 2007) less the first quarter 2007 repurchases of $131 million under this authority.

CSX CORPORATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)     Annual Shareholders’ meeting held May 2, 2007

(b)     Not applicable

(c)
There were 438,072,572 shares of CSX common stock outstanding as of March 14, 2007, the record date for the 2007 annual meeting of shareholders.  A total of 352,298,772 shares were voted.  All directors serve one-year terms.  All of the nominees for directors of CSX were elected with the following vote:

Nominee	Votes For	Votes Withheld
Donna Alvarado	340,717,748	11,581,024
Elizabeth E. Bailey	333,030,337	19,268,435
John B. Breaux	340,230,488	12,068,284
Steven T. Halverson	340,625,784	11,672,988
Edward J. Kelly, III	340,781,278	11,517,494
Robert D. Kunisch	333,058,087	19,240,685
Southwood J. Morcott	333,139,202	19,159,570
David M. Ratcliffe	337,338,697	14,960,075
William C. Richardson	332,983,302	19,315,470
Frank S. Royal	329,076,368	23,222,404
Donald J. Shepard	340,345,091	11,953,681
Michael J. Ward	333,661,928	18,636,844

The appointment of Ernst & Young LLP as independent auditors to audit and report on CSX’s consolidated financial statements for the year 2007 was ratified by the shareholders with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
339,564,515	9,563,593	3,170,664	-

        The shareholder proposal regarding executive compensation was rejected with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
24,200,164	237,775,492	4,984,098	85,339,018

CSX CORPORATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

The shareholder proposal regarding majority voting was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
149,741,267	112,772,878	4,445,609	85,339,018

        The shareholder proposal regarding severance agreements was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
161,412,593	101,136,663	4,410,498	85,339,018

        The shareholder proposal regarding special shareholders meetings was approved with the following vote:

Votes For	Votes Against	Abstentions	Broker Non-Votes
182,361,577	79,753,885	4,844,292	85,339,018

(d)  None.

ITEM 5: OTHER INFORMATION

On June 14, 2007, CSX received notice from 3G Fund L.P. stating that it intended to file a notification under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR”) regarding its intention to acquire shares of CSX common stock, which together with shares it currently holds, will be in excess of $500 million and may cross the 50% reporting threshold under HSR.  The Company is voluntarily furnishing this information.

On July 11, 2007, the Board of Directors amended the CSX Bylaws to adopt a majority-voting standard for the election of directors in uncontested elections. Under the new standard, which went effective immediately, a director nominee will be elected only if the number of votes cast “for” that nominee exceeds the number of votes “against.”

In the case where an incumbent director does not receive a majority of the votes cast in an uncontested election, the CSX corporate governance guidelines require the director to tender his or her resignation to the Board. The Board must decide whether to accept the resignation no later than 90 days after the shareholder vote certification. In contested elections, the plurality vote standard will continue to apply.

CSX CORPORATION

ITEM 6: EXHIBITS

Exhibits

3.2
Bylaws of the Registrant, amended effective as of July 11, 2007 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on July 12, 2007).

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
Dated:  July 24, 2007