Form 10-Q
period 2007-09-28
CSX CORP
filed 2007-10-23
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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
Yes (  )    No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, September 28, 2007:  420,425,477 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2007
INDEX

		Page
PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters and Nine Months Ended September 28, 2007
	and September 29, 2006

	Consolidated Balance Sheets -	4
	At September 28, 2007 (Unaudited) and December 29, 2006

	Consolidated Cash Flow Statements (Unaudited) -	5
	Nine Months Ended September 28, 2007 and September 29, 2006

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management's Discussion and Analysis of Financial Condition	28
	and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4:	Controls and Procedures	46

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	46

Item 1A:	Risk Factors	46

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3:	Defaults upon Senior Securities	48

Item 4:	Submission of Matters to a Vote of Security Holders	48

Item 5:	Other Information	48

Item 6:	Exhibits	48

Signature		49

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

 CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months
	2007	2006	2007	2006
Operating Revenue	$ 2,501	$ 2,418	$ 7,453	$ 7,170
Operating Expense:
Labor and Fringe	747	737	2,224	2,175
Materials, Supplies and Other	501	496	1,566	1,455
Fuel	304	300	853	841
Depreciation	220	214	663	641
Equipment and Other Rents	115	134	342	387
Inland Transportation	60	63	177	181
Gain on Insurance Recoveries (Note 8)	(1)	(15)	(19)	(141)
Total Operating Expense	1,946	1,929	5,806	5,539

Operating Income	555	489	1,647	1,631

Other Income and Expense
Other Income - Net (Note 11)	17	25	17	33
Interest Expense	(102)	(97)	(302)	(293)
Earnings from Continuing Operations before Income Taxes	470	417	1,362	1,371

Income Tax Expense	(173)	(89)	(501)	(408)
Earnings From Continuing Operations	297	328	861	963
Discontinued Operations (Note 4)	110	-	110	-
Net Earnings	$ 407	$ 328	$ 971	$ 963

Per Common Share (Note 2)
Basic Earnings Per Share:
From Continuing Operations	$ 0.69	$ 0.75	$ 1.98	$ 2.18
Discontinued Operations	0.25	-	0.25	-
Net Earnings	$ 0.94	$ 0.75	$ 2.23	$ 2.18

Earnings Per Share, Assuming Dilution:
From Continuing Operations	$ 0.67	$ 0.71	$ 1.89	$ 2.07
Discontinued Operations	0.24	-	0.24	-
Net Earnings	$ 0.91	$ 0.71	$ 2.13	$ 2.07

Average Common Shares Outstanding (Thousands)	432,529	440,088	436,265	441,088
Average Common Shares Outstanding, Assuming Dilution (Thousands)	445,548	465,641	455,882	466,737

Cash Dividends Paid Per Common Share	$ 0.15	$ 0.10	$ 0.39	$ 0.23

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	September 28,	December 29,
	2007	2006

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 660	$ 461
Short-term Investments	576	439
Accounts Receivable, net of allowance for doubtful
accounts of $76 and $82, respectively	1,173	1,174
Materials and Supplies	244	204
Deferred Income Taxes	229	251
Other Current Assets	98	143
Total Current Assets	2,980	2,672

Properties	28,569	27,715
Accumulated Depreciation	(7,141)	(6,792)
Properties - Net	21,428	20,923

Investment in Conrail (Note 14)	624	607
Affiliates and Other Companies	355	336
Other Long-term Assets	218	591
Total Assets	$ 25,605	$ 5,129

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 1,002	974
Labor and Fringe Benefits Payable	480	495
Casualty, Environmental and Other Reserves (Note 5)	241	253
Current Maturities of Long-term Debt	230	592
Short-term Debt	5	8
Income and Other Taxes Payable	109	114
Other Current Liabilities	101	86
Total Current Liabilities	2,168	2,522

Casualty, Environmental and Other Reserves (Note 5)	666	668
Long-term Debt (Note 7)	6,678	5,362
Deferred Income Taxes	5,931	6,110
Other Long-term Liabilities	1,385	1,525
Total Liabilities	16,828	16,187

Shareholders' Equity:
Common Stock, $1 Par Value	420	438
Other Capital	471	1,469
Retained Earnings (Note 4)	8,262	7,427
Accumulated Other Comprehensive Loss	(376)	(392)
Total Shareholders' Equity	8,777	8,942
Total Liabilities and Shareholders' Equity	$ 25,605	$ 25,129

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Nine Months
	2007	2006
OPERATING ACTIVITIES
Net Earnings	$ 971	$ 963
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	666	648
Deferred Income Taxes	154	46
Non-cash Discontinued Operations (Note 4)	(110)	-
Gain on Insurance Recoveries (Note 8)	(19)	(141)
Insurance Proceeds (Note 8)	10	104
Other Operating Activities	15	(63)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(17)	(133)
Other Current Assets	(54)	73
Accounts Payable	64	51
Income and Other Taxes Payable	153	(61)
Other Current Liabilities	(15)	(120)
Net Cash Provided by Operating Activities	1,818	1,367

INVESTING ACTIVITIES
Property Additions	(1,195)	(1,204)
Insurance Proceeds (Note 8)	12	130
Purchases of Short-term Investments	(2,035)	(1,023)
Proceeds from Sales of Short-term Investments	1,914	1,072
Other Investing Activities	(9)	(9)
Net Cash Used in Investing Activities	(1,313)	(1,034)

FINANCING ACTIVITIES
Short-term Debt - Net	(3)	12
Long-term Debt Issued (Note 7)	2,000	473
Long-term Debt Repaid	(712)	(499)
Dividends Paid	(170)	(101)
Stock Options Exercised (Note 3)	144	237
Shares Repurchased (Note 1)	(1,609)	(422)
Other Financing Activities	44	46
Net Cash Used in Financing Activities	(306)	(254)

Net Increase in Cash and Cash Equivalents	199	79

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	461	309
Cash and Cash Equivalents at End of Period	$ 660	$ 388

See accompanying Notes to Consolidated Financial Statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   Significant Accounting Policies

Background

CSX Corporation (“CSX” and together with its subsidiaries, the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  Surface Transportation, which includes the Company’s rail and intermodal businesses, provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

CSX’s principal operating company, CSX Transportation, Inc. (“CSXT”), provides a crucial link to the transportation supply chain through its 21,000 mile rail network, which serves every major population center in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  CSX Intermodal, Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated company linking customers to railroads via trucks and terminals.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements of CSX contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated Balance Sheets at September 28, 2007 and December 29, 2006;

•	Consolidated Income Statements for the quarters and nine months ended September 28, 2007 and September 29, 2006; and

•	Consolidated Cash Flow Statements for the nine months ended September 28, 2007 and September 29, 2006.

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2007 and 2006 consisted of 13 weeks ending on September 28, 2007 and September 29, 2006, respectively.

•	The nine month periods of 2007 and 2006 consisted of 39 weeks ending on September 28, 2007 and September 29, 2006, respectively.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX’s fiscal periods ending September 28, 2007 or September 29, 2006, and comparisons are to the corresponding period of the prior year.

Other Items – Share Repurchases

 Currently, CSX has the authority to purchase up to $3 billion of its outstanding common stock.  CSX intends to complete the $3 billion repurchase program by the end of 2008. The timing, method, amount of repurchase transactions and the source of funds to effect any repurchase will be determined by the Company's management based on its evaluation of market conditions, share price and other factors. While it is not management’s intention, the program may be suspended or discontinued at any time.

Total share repurchases under all publicly announced plans was as follows:

	Third Quarters		Nine Months
(In Millions)	2007	2006	2007	2006
Number of Shares Repurchased	21	9	38	13
Value of Shares Repurchased	$ 882	$ 272	$ 1,609	$ 422

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.   Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2007	2006	2007	2006
Numerator (Millions):
Earnings from Continuing Operations	$ 297	$ 328	$ 861	$ 963
Interest Expense on Convertible Debt - Net of Tax	-	1	2	3
Net Earnings from Continuing Operations, If-Converted	297	329	863	966
Discontinued Operations - Net of Tax	110	-	110	-
Net Earnings, If-Converted	407	329	973	966
Interest Expense on Convertible Debt - Net of Tax	-	(1)	(2)	(3)
Net Earnings	$ 407	$ 328	$ 971	$ 963

Denominator (Thousands):
Average Common Shares Outstanding	432,529	440,088	436,265	441,088
Convertible Debt	6,547	19,456	13,238	19,456
Stock Options (a)	4,722	5,708	5,171	5,985
Other Potentially Dilutive Common Shares	1,750	389	1,208	208
Average Common Shares Outstanding, Assuming Dilution	445,548	465,641	455,882	466,737

Basic Earnings Per Share:
Income from Continuing Operations	$ 0.69	$ 0.75	$ 1.98	$ 2.18
Discontinued Operations	0.25	-	0.25	-
Net Earnings	$ 0.94	$ 0.75	$ 2.23	$ 2.18

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$ 0.67	$ 0.71	$ 1.89	$ 2.07
Discontinued Operations	0.24	-	0.24	-
Net Earnings	$ 0.91	$ 0.71	$ 2.13	$ 2.07

(a) In calculating diluted earnings per share, SFAS 128, Earnings per Share requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised offset by shares the Company could repurchase using all the proceeds from these hypothetical exercises.  This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.   Earnings Per Share, continued

Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, required CSX to include additional shares in the computation of earnings per share, assuming dilution.  The amount included in diluted earnings per share represents the number of shares that would be issued if all of CSX’s convertible debentures were converted into CSX common stock.

When convertible debentures are converted into CSX common stock, the newly-issued shares are included in the calculation of both basic and diluted earnings per share.  During third quarter and nine months of 2007, $37 million and $374 million of face value convertible debentures were converted into 1 million and 13 million shares of CSX common stock, respectively.  No material conversions occurred during 2006.  At September 2007, $174 million face value remained outstanding convertible into 6 million shares.

Stock options are excluded from the computation of earnings per share, assuming dilution, when option exercise prices are greater than the average market price of the common shares during the period. In 2007, all stock options were dilutive.  Therefore, no stock options were excluded from the calculation.

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

In May 2007, performance units were granted to certain layers of management under a new Long-term Incentive Plan adopted under the CSX Omnibus Incentive Plan.  This plan provides for a three-year cycle ending in fiscal year 2009.  Similar to the two existing plans, the key financial target is Surface Transportation operating ratio, which is defined as annual operating expenses divided by revenue of the Company’s rail and intermodal businesses and is calculated excluding certain non-recurring items. Grants were made in performance units and are payable in CSX common stock.  The payout range for the majority of participants will be between 0% and 200% of the original grant, with each unit being equivalent to one share of CSX stock.  The payout for certain senior executive officers is subject to a 20% increase or decrease based upon certain additional pre-established financial targets.  This could result in a maximum payout of 240% of the original grant.  However, any payout to certain senior executive officers is also subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Total pre-tax expense associated with share-based compensation and its related income tax benefit was as follows:

	Third Quarters		Nine Months
(Dollars in Millions)	2007	2006	2007	2006

Share-Based Compensation Expense(a)	$ 14	$ 11	$ 45	$ 23
Income Tax Benefit	5	4	17	8

(a) Share-based compensation expense for nine months 2007 primarily included amounts incurred from the two long-term incentive programs approved in May 2006 and the long-term incentive program that was approved in May 2007.  Overall, share-based compensation expense increased for nine months 2007 due to the timing of when the 2006 plans were approved and the addition of the 2007 plan.

The following table provides information about stock options exercised:

	Third Quarters		Nine Months
(In Thousands)	2007	2006	2007	2006
Number of Stock Options Exercised	732	692	7,206	10,988

As of September 2007, CSX had approximately 12 million stock options outstanding.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.   Income Taxes

CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  The Company has substantially concluded all U.S. federal income tax examinations for years through 2003 and substantially all other income tax matters have been concluded for years through 1998.   Federal income tax returns for 2004 through 2006 are currently under examination.

In the third quarter of 2007, the Internal Revenue Service completed its review of the Company’s pre-filing agreement, which is an early review of specific transactions.  The Company recorded an income tax benefit of $110 million in the third quarter of 2007, primarily associated with the resolution of income tax matters related to former activities of the container shipping and marine service businesses.   This third quarter benefit is recorded as discontinued operations as the Company no longer operates in these businesses.  This benefit is associated with tax basis adjustments, foreign dividends and foreign tax credits from operations over a multi-year period.

CSX adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007. As a result of the implementation, the Company recognized a $34 million decrease to reserves for uncertain tax positions.  This decrease has two components of which amounts directly related to CSX were $31 million and unconsolidated subsidiaries accounted for under the equity method of accounting were $3 million.  This decrease was recorded as a cumulative effect adjustment to the beginning balance of retained earnings on the Balance Sheet.

At the beginning of 2007, CSX had approximately $207 million of total gross unrecognized tax benefits after adjustment for the $34 million decrease to reserves mentioned above.   Of this total, $197 million (net of the federal benefit on state issues) represented the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods.

As of the end of the third quarter 2007, CSX had approximately $60 million of total gross unrecognized tax benefits.  Of this total, $50 million (net of federal benefit on state issues) represented the amount of unrecognized tax benefits that, if recognized, would favorably impact the effective income tax rate.  The decrease in unrecognized tax benefits primarily related to the discontinued operations benefit of $110 million.  The Company estimates that approximately $15 million of the unrecognized tax benefits for various state and federal income tax matters will be resolved over the next 12 months.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.   Income Taxes, continued

CSX’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of the beginning of 2007, the Company had $52 million accrued for interest and $0 accrued for penalties.   At the end of the third quarter 2007, the Company had $26 million accrued for interest and $0 accrued for penalties.  The decrease for interest is primarily related to the income tax benefit recorded as discontinued operations in the third quarter of 2007.

NOTE 5.   Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the Consolidated Balance Sheets as follows:

(Dollars in Millions)	September 28, 2007			December 29, 2006
	Current	Long-term	Total	Current	Long-term	Total

Casualty	$ 142	$ 490	$ 632	$ 172	$ 465	$ 637
Separation	16	93	109	20	100	120
Environmental	51	26	77	26	45	71
Other	32	57	89	35	58	93
Total	$ 241	$ 666	$ 907	$ 253	$ 668	$ 921

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

Casualty

Casualty reserves represent accruals for personal injury and occupational claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, CSX would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with Statement of Financial Accounting Standards (“SFAS”) 5, Accounting for Contingencies.

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

Based on management’s review of its semi-annual actuarial analysis performed by an independent actuarial firm, personal injury reserves were reduced by $30 million during second quarter 2007.  This reduction is due to a trend of significant decreases in the number and severity of work-related injuries for CSXT employees since 2003 and was included as a reduction to Materials, Supplies and Other in the Consolidated Income Statements.

Occupational

Occupational claims arise from allegations of exposures to certain materials in the workplace, such as asbestos, solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 244 environmentally impaired sites.  Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.   Casualty, Environmental and Other Reserves, continued

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in exposure, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations and that the ultimate liability for these matters, if any, will not materially affect its overall results of operations, financial condition or liquidity.

Other

 Other reserves include liabilities for various claims, such as longshoremen disability claims, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with SFAS 5.

NOTE 6.   Commitments and Contingencies

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 43% of CSXT’s fleet of locomotives.  The agreement is based upon the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement will expire no earlier than 2028 and may last until 2031 depending on the timing of when certain locomotives are placed in service.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance schedules are adjusted.  CSXT may terminate the agreement at its option after 2012, though such action would trigger certain liquidated damages provisions.

The following table summarizes CSXT’s payments under the long-term maintenance program:

	Third Quarters		Nine Months
(Dollars in Millions)	2007	2006	2007	2006
Amounts Paid	$ 57	$ 47	$ 158	$ 136

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

At the end of third quarter 2007, the Company’s guarantees primarily related to the following:

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.   Commitments and Contingencies, continued

As of third quarter 2007, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

Fuel Surcharge Antitrust Litigation

Since May 2007, at least 26 putative class action suits have been brought in various federal district courts against CSXT and the four other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages allegedly sustained by purported class members, attorneys’ fees and other relief. All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.

In July 2007, CSXT received a grand jury subpoena from the New Jersey Office of the Attorney General seeking information related to the same fuel surcharges that are the subject of the purported class actions.  It is possible that additional federal or state agencies could initiate investigations into similar matters.

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  CSXT cannot predict the outcome of the putative class action lawsuits, which are in their preliminary stages, or of any government investigations, charges, or additional litigation that may be filed in the future.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.  CSXT is unable to assess at this time the possible financial impact of this litigation.  CSXT has not accrued any liability for an adverse outcome in the litigation.  If a material adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company’s results of operations, financial condition and liquidity.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.   Debt and Credit Agreements

Total activity related to Long-term Debt and Current Maturities of Long-term Debt for nine months 2007 was as follows:

(Dollars in Millions)	Debt Activity
Total Long-term Debt at December 29, 2006(a)	$ 5,954
2007 Long-term Debt Activity:
Issued	2,000
Repaid	(712)
Converted into CSX stock	(374)
Discount amortization and other	40
Total Long-term Debt at September 28, 2007(b)	$ 6,908

(a)	Total Long-term Debt at September 29, 2006 includes Long-term Debt of $5,362 million and Current Maturities of Long-term Debt of $592 million.

(b)	Total Long-term Debt at September 28, 2007 includes Long-term Debt of $6,678 million and Current Maturities of Long-term Debt of $230 million.

Debt Issuance

In September 2007, CSX issued $400 million in one series of unsecured notes, which bear interest at 5.75% and mature on March 15, 2013, and $600 million in another series of unsecured notes, which bear interest at 6.25% and mature on March 15, 2018.  Each series of notes is included in the Consolidated Balance Sheets under Long-term Debt and may be redeemed by CSX at any time.  The net proceeds from the sale of the notes will be used for general corporate purposes, which may include repurchases of CSX common stock, capital expenditures, working capital requirements, improvements in productivity and other cost reductions at the Company's major transportation units.  For nine months 2007, CSX’s long-term debt issuances totaled $2 billion.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.   Debt and Credit Agreements, continued

Convertible Debentures

In October 2001, CSX issued approximately $564 million aggregate principal amount at maturity of zero coupon convertible debentures (the "debentures") due October 30, 2021, for an initial offering price of approximately $462 million.

Holders currently may convert their debentures into shares of CSX common stock at a conversion rate of 35.49 common shares per $1,000 principal amount at maturity of debentures.  During third quarter and nine months of 2007, $37 million and $374 million face value of debentures were converted into 1 million and 13 million shares of CSX common stock, respectively.  No material conversions occurred during 2006.  At September 2007, $174 million face value remained outstanding convertible into 6 million shares.

Revolving Credit Facility

In May 2006, CSX entered into a $1.25 billion, five-year unsecured revolving credit facility with a group of lending banks, including JPMorgan Chase Bank, N.A., which is acting as the administrative agent.  In May 2007, with the consent of the lenders and in accordance with the facility’s terms, CSX extended the maturity date of the facility an additional year, to May 2012.  As of September 28, 2007, the facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.   Hurricane Katrina

In August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast, including damage to track infrastructure and bridges.  Operations were returned to pre-hurricane conditions by the end of first quarter 2006.  In 2005, the Company had insurance coverage of $535 million, after a $25 million deductible (per occurrence), for fixed asset replacement, incremental expenses and lost profits.  Management’s current loss estimate is approximately $450 million.

The Company’s insurance policies do not prioritize coverage based on types of losses.  As claims are submitted to the insurance companies, they are reviewed and preliminary payments made until all losses are incurred and documented.  A final payment will be made once the Company and its insurers agree on the total measurement value of the claim.  Through September 2007, the Company had collected insurance payments of $359 million.

Gains on insurance from claims related to Hurricane Katrina were as follows:

	Third Quarters		Nine Months
	2007	2006	2007	2006
Gain on Insurance Recoveries	$ 1	$ 15	$ 19	$ 141

The gains were attributable to recovering amounts in excess of the net book value of damaged fixed assets and to recording recoveries related to lost profits.  Additional cash proceeds are expected and will result in future gain recognition.

Cash proceeds from the insurers are not specific to the types of losses and so the Company allocated the proceeds ratably among the three types of losses mentioned above for cash flow presentation.  Allocated cash proceeds for lost profits and incremental expenses are classified as operating activities and were $10 million and $104 million for the nine months ended 2007 and 2006, respectively, since these were related directly to revenue and expenses from operations.  Allocated cash proceeds for fixed asset damage are classified as investing activities and were $12 million and $130 million for the nine months ended 2007 and 2006, respectively, since they had a direct relationship to money the Company spent on property additions to repair the hurricane-damaged assets and were recorded in the same category.

 Additional information about the effects of Hurricane Katrina is included in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.   Derivative Financial Instruments

CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates, and has previously used such instruments to manage exposure to fluctuations in fuel costs.

Interest Rate Swaps

During second quarter 2007, CSX repaid $450 million of debentures that matured and called $150 million of debentures due in 2032.  As a result, CSX also settled the interest rate swaps related to these debentures.  As of September 2007, CSX had a $35 million outstanding interest rate swap.  This swap did not have a material impact on interest expense.

Fuel Hedging

In 2003, CSX began a program to hedge a portion of CSXT’s future locomotive fuel purchases. This program was established to manage exposure to fuel price fluctuations. To minimize this risk, CSX entered into a series of swaps.  CSX suspended entering into new swaps in its fuel hedge program in the third quarter of 2004 and there are currently no outstanding contracts.

Fuel hedging activity reduced fuel expense for the third quarter and nine months of 2006 by $1 million and $55 million, respectively.  Since fourth quarter 2006, there has been no impact on fuel expense because all contracts had expired prior to that time.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.   Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are included in comprehensive income, a component of Shareholders’ Equity within the Consolidated Balance Sheets, rather than Net Earnings on the Consolidated Income Statements. Under existing accounting standards, other comprehensive income (loss) for CSX may include the amortization of unrecognized gains and losses and prior service cost related to pension and other postretirement benefit plans and activity related to derivative financial instruments designated as cash flow hedges.

The following table provides a reconciliation of net earnings reported in the Consolidated Income Statements to comprehensive income:

	Third Quarters		Nine Months
(Dollars in Millions)	2007	2006	2007	2006
Net Earnings	$ 407	$ 328	$ 971	$ 963
Other Comprehensive Income (Loss):
Pension and Other Postretirement
Benefit Costs	3	-	14	-
Fair Value of Fuel Derivatives	-	-	-	(30)
Other	4	-	2	(1)
Comprehensive Income	$ 414	$ 328	$ 987	$ 932

Other comprehensive income (loss) has declined over time as a result of a decrease in the number of fuel derivative contracts outstanding.  CSX suspended entering into new fuel derivative contracts in the third quarter of 2004 and there are currently no outstanding fuel derivative contracts.  (See Note 9, Derivative Financial Instruments.)

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.   Other Income – Net

Other Income – Net consists of the following:

	Third Quarters		Nine Months
(Dollars in Millions)	2007	2006	2007	2006
Interest Income(a)	13	10	41	29
Income from Real Estate and Resort Operations(b)	5	13	(9)	6
Minority Interest(c)	(8)	(5)	(18)	(16)
Miscellaneous(d)	7	7	3	14
Other Income - Net	$ 17	$ 25	$ 17	$ 33

(a)	Interest income includes amounts earned from CSX’s cash and short-term investments.

(b)
Income from Real Estate and Resort Operations includes the results of operations of the Company’s real estate sales, leasing, acquisition and management and development activities as well as the results of operations from CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia.

(c)
Minority Interest represents an allocation of earnings to minority owners for subsidiaries that CSX controls but does not completely own.  As earnings from partially owned consolidated subsidiaries increases, Minority Interest expense will also increase.

(d)	Miscellaneous income is comprised of earnings from certain CSX non-consolidated subsidiaries, investment gains and losses and other non-operating activities.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.   Business Segments, continued

Business segment information for third quarters and nine months 2007 and 2006 is as follows:

		Surface Transportation
(Dollars in Millions)	Rail	Intermodal	Total	Other	Total

Third Quarter - 2007
Revenues from External Customers	$ 2,164	$ 337	$ 2,501	$ -	$ 2,501
Segment Operating Income	489	63	552	3	555

Third Quarter - 2006
Revenues from External Customers	$ 2,054	$ 364	$ 2,418	$ -	$ 2,418
Segment Operating Income	414	75	489	-	489

Nine Months - 2007
Revenues from External Customers	$ 6,455	$ 998	$ 7,453	$ -	$ 7,453
Segment Operating Income	1,459	183	1,642	5	1,647

Nine Months - 2006
Revenues from External Customers	$ 6,116	$ 1,054	$ 7,170	$ -	$ 7,170
Segment Operating Income	1,421	200	1,621	10	1,631

NOTE 13.   Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly upon years of service and compensation rates near retirement.  For employees hired after December 31, 2002, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.  CSX made contributions of $21 million during the nine months of 2007 to its defined benefit pension plans.  Additional contributions may be made based on management’s discretion.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.   Employee Benefit Plans, continued

The following tables describe the components of net periodic benefit cost:

	Pension Benefits
(Dollars in Millions)	Third Quarters		Nine Months
	2007	2006	2007	2006
Service Cost	$ 8	$ 10	$ 25	$ 28
Interest Cost	29	26	86	79
Expected Return on Plan Assets	(29)	(29)	(88)	(88)
Amortization of Prior Service Cost	1	1	3	3
Amortization of Net Loss	8	8	23	25
Net Periodic Benefit Cost	$ 17	$ 16	$ 49	$ 47

	Other Benefits
(Dollars in Millions)	Third Quarters		Nine Months
	2007	2006	2007	2006
Service Cost	$ 2	$ 2	$ 5	$ 5
Interest Cost	5	5	15	16
Amortization of Prior Service Cost	(1)	(1)	(4)	(4)
Amortization of Net Loss	1	2	3	6
Net Periodic Benefit Cost	7	8	19	23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.   Related Party Transactions

CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc. (“Conrail”) through a limited liability company.  CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests.  CSX applies the equity method of accounting to its investment in Conrail, and Conrail’s equity earnings are included in Materials, Supplies and Other in the Consolidated Income Statements.

As required by SFAS 57, Related Party Disclosures, the Company has identified below amounts owed to Conrail or its affiliates representing expenses incurred under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which are included in Long-term Debt on the Consolidated Balance Sheets.

	September 28,	December 29,
(Dollars in Millions)	2007	2006
Balance Sheet Information:
CSX Payable to Conrail	$ 63	$ 48
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035	$ 73	$ 73
4.52% CSXT Promissory Note due March 2035	$ 23	$ 23

Interest expense from the promissory notes with a subsidiary of Conrail and Conrail Rents, Fees, and Services expense was as follows:

	Third Quarters		Nine Months
(Dollars in Millions)	2007	2006	2007	2006
Income Statement Information:
Interest Expense Related to Conrail	$ 1	$ 1	$ 3	$ 3
Conrail Rents, Fees, and Services (a)	$ 26	$ 22	$ 72	$ 68

(a) Conrail Rents, Fees and Services represent expenses paid to Conrail related to right-of-way usage fees, equipment rental, other service related charges and fair value write-up amortization.  Beginning in 2007, these amounts have been included in Materials, Supplies and Other on the Consolidated Income Statements.  The amounts disclosed above do not include CSX’s 42% portion of Conrail’s earnings, which are also included in Materials, Supplies and Other and amounted to $7 million and $3 million for third quarters 2007 and 2006, respectively, and $13 million and $9 million for the nine months of 2007 and 2006, respectively.

Additional information about the investment in Conrail is included in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

CSX Corporation (“CSX” and together with its subsidiaries, the “Company”), provides customers access to a modern transportation network that connects ports, production and distribution centers to markets in the Northeast, Midwest and the rapidly growing southern states.  The Company transports a diversified portfolio of products, from domestically abundant coal to emerging ethanol, from automobiles produced by traditional American manufacturers to “new domestic” factories owned by European, Japanese and Korean companies, and from life-essential chemicals to life-enriching consumer electronics. Additionally, the Company serves every major market in the eastern United States and has direct access to all Atlantic and Gulf Coast ports, as well as access to Pacific ports through alliances with western railroads. Overall, the Company’s transportation network encompasses approximately 21,000 route miles of track in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec.

As the nation consumes increasingly higher quantities of imported goods, those products must be transported across the country in a way that protects the environment, takes traffic off an already congested highway system, and minimizes fuel consumption and transportation costs.  The Company’s transportation network, located in the largest and fastest-growing population centers in the nation, is well-positioned to capitalize on consumption growth trends.  In this regard, more than two-thirds of Americans live within the Company’s service territory, accounting for about three-quarters of the nation’s consumption.

The Company has made substantial strides in operating performance in order to be able to capitalize on these consumption growth trends.  In 2004, the Company implemented the ONE Plan, which focused on right-sizing the rail network and utilizing rail assets more efficiently.  Anchored by the ONE Plan and a variety of other initiatives, the Company has achieved significant operational improvements that have enhanced safety, reliability, customer service and productivity.  These strong results include the highest customer satisfaction scores ever achieved by the Company as measured by independent surveys of its customers.

In addition to the ONE Plan, the Company recently embarked on a new initiative called Total Service Integration (“TSI”), which aims to better align customer demands and the Company’s capabilities, ensuring that the rail network operates in the most efficient manner.  TSI will effectively create additional capacity and is aimed at optimizing train size and increasing asset utilization while offering better scheduled service to customers, which will ultimately drive improvements in operating efficiency.

These operational initiatives have resulted in strong results for shareholders.  Higher levels of customer service have led to improved pricing.  This combined with operational efficiencies have resulted in substantial improvements in CSX’s operating ratio and income from continuing operations.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CSX looks to create long-term value for shareholders through a three-pronged approach that includes:

•
Share repurchases – CSX has a $3 billion share repurchase program in place that is expected to be completed by the end of 2008.  Prior to this repurchase program being instituted, CSX repurchased over $500 million in shares beginning in second quarter 2006.

•	Dividends – In September 2007, CSX increased its dividend 25%, which represents a tripling in quarterly dividend payments in just two years.

•
Investments in the future – In 2007, the Company expects to invest about $1.7 billion in infrastructure, locomotives, freight cars, technology and new capacity.  CSX expects to invest nearly $5 billion in capital expenditures between 2008 and 2010.

Through this balanced use of financial resources, CSX will continue to capitalize on a marketplace that is increasingly favoring rail transportation.

THIRD QUARTER 2007 SURFACE TRANSPORTATION HIGHLIGHTS

Surface Transportation

•	Revenue grew $83 million or 3% to $2.5 billion

•	Expenses increased only $20 million or 1% to $1.9 billion

•
Surface Transportation Operating Income, which excludes Other Operating Income, was up $63 million to $552 million due to strong yield management initiatives and continued improvements in service and safety measures.

Revenue and revenue per unit increased 3% and 8%, respectively, driven by strong yield management initiatives.  The Company was able to achieve substantial pricing gains predominantly due to the overall cost and service advantages that rail-based solutions provide versus other modes of transportation, which adds value for customers.

These strong results in revenue were partially offset by volume declines in three of the Company’s four major lines of business.  The overall 4% volume decrease was primarily driven by continued weakness in housing construction and related markets, which are shown in the merchandise market.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses were higher due to the effects of inflation and higher prior year gains on insurance recoveries, which were recorded as a reduction to operating expenses.  Lower third quarter 2007 volume and productivity gains from improved operations partially offset the effects of inflation for certain expense categories.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 35 through 37.

Leadership and continued focus on established safety programs, which include training and rules compliance efforts, helped the Company maintain safety performance at historically high levels. Personal injury frequency declined 17% and train accident frequency declined 14% on a year-over-year basis.

In addition to record safety results, all key operating measures improved during third quarter 2007, leading to improved service reliability and efficiency.  Train performance showed marked improvement, with on-time originations and arrivals at or near all-time highs. System dwell, the average number of hours a rail car spends in a terminal, declined to 21.9 hours as a result of improved network performance and terminal operations.  Both average train velocity and recrews improved, indicating a positive trend in overall network velocity and fluidity. Train velocity increased 8% to 21.4 miles per hour, while average recrews, which are the number of relief crews per day, improved by 18% to 45 per day.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)		Third Quarters		Improvement
		2007	2006	(Decline)%
Service
Measurements	Personal Injury Frequency Index	1.24	1.50	17%

	FRA Train Accidents Frequency	2.79	3.24	14

	On-Time Originations	83.1%	76.5%	9
	On-Time Arrivals	76.0%	63.4%	20

	Average System Dwell Time (hours)	21.9	24.4	10
	Average Total Cars-On-Line	220,604	225,270	2

	Average Velocity, All Trains (miles per hour)	21.4	19.8	8

	Average Recrews (per day)	45	55	18%

				Increase/
				(Decrease)
Resources	Route Miles	21,165	21,207	-%

Key Performance Measures Definitions

Personal Injury Frequency Index– The number of Federal Railroad Administration (“FRA”)-reportable injuries per 200,000 man-hours.

FRA Train Accident Frequency– The number of FRA-reportable train accidents per million train-miles.

On-Time Originations– The percent of scheduled trains departing the origin station at or before the scheduled departure time per the One Plan.  This includes intermodal, automobile, and merchandise trains.  The One Plan measures origination times to the minute, whereas the industry norm considers originations up to two hours late to be on time.

On-Time Arrivals– The percent of scheduled trains arriving at the destination station early to two hours late per the One Plan.  Intermodal trains can be no more than thirty minutes late.

Average System Dwell Time– The amount of time in hours between railcar arrival at and departure from the yard.  This does not include railcars moving through the yard on the same train.  Average system dwell time is a key measure of terminal performance.

Average Total Cars-On-Line– The number of railcars on the rail network as reported by the Association of American Railroads.  This does not include locomotives, trailers, containers or maintenance equipment. It is used as a measure of fluidity.

Average Velocity, All Trains– Train speed in miles per hour.  This does not include local, yard or work trains.  Average velocity is used as a measure of efficiency.

Average Recrews– The number of relief crews called per day, or replacement teams activated to complete scheduled activities.  This is a measure of efficiency in the use of crews.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

EXPECTATIONS

In 2007, based on expected results through 2010, CSX updated its long-term financial targets to include double-digit growth in comparable operating income and earnings per share from continuing operations on the improved 2007 base.  Additionally, CSX expects to improve its operating ratio to the mid to low 70s by 2010. Finally, the Company expects free cash flow in 2007 to be approximately $100 million.  Free cash flow is anticipated to reach $800 million to $1 billion in 2010, before the payment of dividends.

FINANCIAL RESULTS OF OPERATIONS

Third Quarter Consolidated Results of Operations

The financial statements presented are for third quarters 2007 and 2006.  Except as otherwise specified, references to third quarters indicate the Company’s fiscal quarters as noted previously.  (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED
	Includes Surface Transportation and Other Operating Income

	Third Quarters
(Dollars in Millions)	2007	2006	$ Change	% Change

Operating Revenue	$ 2,501	$ 2,418	$ 83	3%
Operating Expense	1,946	1,929	17	1
Operating Income	555	489	66	13

Other Income	17	25	(8)	(32)
Interest Expense	(102)	(97)	(5)	5
Income Tax Expense	(173)	(89)	(84)	94
Discontinued Operations	110	-	110	NM
Net Earnings	$ 407	$ 328	$ 79	24%

Prior periods have been reclassified to conform to the current presentation.
NM – not meaningful

Operating Revenue

Operating Revenue increased $83 million to $2.5 billion in third quarter 2007 due to continued pricing efforts which were partially offset by lower volume.

Operating Income

Operating Income increased $66 million to $555 million in third quarter 2007.  Operating revenue gains and productivity gains from improved operations during the quarter were partially offset by the effects of inflation and higher third quarter 2006 gains on insurance recoveries.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Income

Other Income decreased $8 million to $17 million in third quarter 2007 due to lower real estate and resort income.

Interest Expense

Interest Expense increased $5 million to $102 million due primarily to higher average debt balances in third quarter 2007.

Income Tax Expense

Income Tax Expense increased $84 million to $173 million, which was caused primarily by higher operating income in 2007 and the cycling of a $69 million prior year income tax benefit principally related to the resolution of an income tax audit for the 1994 – 1996 period.

Discontinued Operations

Income from Discontinued Operations of $110 million in third quarter 2007 was due to the resolution of certain income tax matters related to former activities of the container shipping and marine service businesses.  This benefit is associated with tax basis adjustments, foreign dividends and foreign tax credits from operations over a multi-year period.

Net Earnings

Consolidated Net Earnings increased $79 million to $407 million, and Earnings Per Diluted Share increased $.20 to $.91.  The principal elements of this increase are:

(a)	higher earnings from continuing operations before income taxes due to pricing gains being more than offset by a prior year income tax benefit to result in lower earnings from continuing operations and

(b)	the $110 million current quarter gain related to the resolution of certain tax matters associated with previously discontinued operations.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Surface Transportation Results of Operations

SURFACE TRANSPORTATION DETAIL (Unaudited)
(Dollars in Millions)
Third Quarters

						Surface
		Rail		Intermodal		Transportation
		2007	2006	2007	2006	2007	2006	$ Change
Operating Revenue		$ 2,164	$ 2,054	$ 337	$ 364	$ 2,501	$ 2,418	$ 83
Operating Expense:
Labor and Fringe		726	716	20	20	746	736	(10)
Materials, Supplies and Other		455	452	48	45	503	497	(6)
Fuel		305	300	-	-	305	300	(5)
Depreciation		211	205	9	8	220	213	(7)
Equipment and Other Rents		90	101	26	34	116	135	19
Inland Transportation		(111)	(119)	171	182	60	63	3
Gain on Insurance Recoveries		(1)	(15)	-	-	(1)	(15)	(14)
	Total Expense	1,675	1,640	274	289	1,949	1,929	(20)
Operating Income		$ 489	$ 414	$ 63	$ 75	$ 552	$ 489	$ 63

Operating Ratio		77.4%	79.8%	81.3%	79.4%	77.9%	79.8%
SURFACE TRANSPORTATION VOLUME AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters

	Volume			Revenue			Revenue Per Unit
	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
Chemicals	130	133	(2)%	$ 336	$ 313	7%	$ 2,585	$ 2,353	10%
Emerging Markets	128	133	(4)	157	150	5	1,227	1,128	9
Forest Products	87	100	(13)	182	200	(9)	2,092	2,000	5
Agricultural Products	101	102	(1)	190	176	8	1,881	1,725	9
Metals	89	91	(2)	181	176	3	2,034	1,934	5
Phosphates and Fertilizers	89	93	(4)	100	82	22	1,124	882	27
Food and Consumer	52	61	(15)	112	123	(9)	2,154	2,016	7
Total Merchandise	676	713	(5)	1,258	1,220	3	1,861	1,711	9

Coal	441	451	(2)	619	571	8	1,404	1,266	11
Coke and Iron Ore	24	24	-	30	31	(3)	1,250	1,292	(3)
Total Coal	465	475	(2)	649	602	8	1,396	1,267	10

Automotive	102	100	2	198	183	8	1,941	1,830	6

Other	-	-	-	59	49	20	-	-	-
Total Rail	1,243	1,288	(3)	2,164	2,054	5	1,741	1,595	9

International	280	338	(17)	129	158	(18)	461	467	(1)
Domestic	250	226	11	202	198	2	808	876	(8)
Other	-	-	-	6	8	(25)	-	-	-
Total Intermodal	530	564	(6)	337	364	(7)	636	645	(1)

Total Surface Transportation	1,773	1,852	(4)%	$ 2,501	$ 2,418	3%	$ 1,411	$ 1,306	8%

For both tables, prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Third Quarter Rail Results of Operations

Rail Operating Revenue

Third quarter 2007 Surface Transportation revenue represents over five years of quarter-over-quarter revenue gains.  Improved pricing due to the competitive advantage of rail-based transportation solutions and high levels of customer service continued to be the primary drivers of revenue gains offsetting weakness in housing construction and related markets.

Merchandise

Chemicals– Revenue and revenue per unit increases were driven by continued yield management improvements.  While overall volume was down, there were increases in biodiesel and chemicals used in plastics production.  These gains were more than offset by volume declines in chlorine, plastics and petroleum product shipments.

Emerging Markets– Revenue and revenue per unit improved through positive mix changes including an increase in high revenue per unit shipments in military traffic and higher demand in the domestic cement markets due to a reduction in imported cement.  Total volume declined primarily due to lower aggregate shipments, which include crushed stone, sand and gravel, as a result of continued weakness in residential construction.

Forest Products– Revenue was down even with continued yield management initiatives which led to gains in revenue per unit.  Volume declines were seen in lumber and panel shipments driven by the downturn in residential construction.  Volumes were also negatively affected by lower paper production due to electronic media substitution.

Agricultural Products– Pricing gains drove increases in revenue and revenue per unit.  Continued growth in ethanol and feed ingredients were more than offset by weak grain and export volumes driven by higher commodity prices and an increased Southeastern crop which lessened the need for long-haul rail transportation.

Metals– Volume was down as a result of steel production decreases for the quarter primarily due to weakness in the housing market.  This decline was partially offset by strength in steel exports and increased scrap metal shipments due to inventory replenishment.

Phosphates and Fertilizers– Lower global demand for domestically produced phosphates led to lower volume.  This decline was partially offset by higher fertilizer shipments due to increased demand for corn from ethanol products.  Revenue and revenue per unit increased due to pricing and changes in traffic mix.

Food and Consumer– Volume declines in the quarter were driven by decreased demand for building products and reduced shipments of transportation equipment.  Revenue per unit increases were driven by continued pricing gains due to improved service.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal
Positive revenue and revenue per unit were influenced by favorable pricing efforts. Volume declined slightly as increased exports were more than offset by utility inventories at target levels and a resulting decrease in domestic coal shipments.

Automotive
Revenue and revenue per unit improved as a result of continued focus on yield management. Volume gains were driven by an increase in year-over-year North American light vehicle production.

Other Rail Revenue
The primary driver of this positive change was the increase in revenue generated by the Company’s affiliated businesses.

Rail Operating Expense

Labor and Fringe expenses increased $10 million primarily due to the effect of inflation. The increase was partially offset by a reduction in train crew headcount due to lower volume and productivity gains from improved operations.

Materials, Supplies and Other expenses increased $3 million primarily due to inflation. The increase was mostly offset by a decrease in costs associated with the reduction in train accidents and related costs reflecting continued improvement in safety performance.

Fuel expense increased $5 million due to higher fuel prices, mostly offset by increased fuel efficiency as well as lower volume.

Depreciation expense increased $6 million. A larger asset base related to higher capital spending was partially offset by lower depreciation rates resulting from an equipment life study completed earlier this year.

Equipment and Other Rents expense decreased $11 million due to lower volumes and better asset utilization driven by operational fluidity reflected in lower shipment cycle times and cars-on-line measurements.

Gain on Insurance Recoveries of $1 million represents insurance recoveries related to Hurricane Katrina property damage and lost profits.  The $14 million decrease from last year’s quarter is due to timing of cash receipts.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Third Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International– Volumes were lower primarily due to the termination of certain customer contracts, losses due to select steamship carriers withdrawing from certain markets and slower growth from Asian markets.  Also, volume was impacted by the closing of a terminal facility earlier this year.  Despite pricing gains, revenue per unit decreased due to unfavorable mix changes.

Domestic– Revenue and volumes increased due to a new shorter-haul train service.  The unfavorable mix impact on revenue per unit from this new traffic more than offset price gains in the remaining domestic business.

Intermodal Operating Expense

Intermodal operating expenses declined predominantly due to improved productivity as well as lower volume.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine Months Consolidated Results of Operations

The financial statements presented are for the nine months of 2007 and 2006.  Except as otherwise specified, references to nine months indicate the Company’s fiscal nine months as noted previously.  (See Note 1, Significant Accounting Policies.)

	CONSOLIDATED
	Includes Surface Transportation and Other Operating Income

	Nine Months
(Dollars in Millions)	2007	2006	$ Change	% Change

Operating Revenue	$ 7,453	$ 7,170	$ 283	4%
Operating Expense	5,806	5,539	267	5
Operating Income	1,647	1,631	16	1

Other Income	17	33	(16)	(48)
Interest Expense	(302)	(293)	(9)	3
Income Tax Expense	(501)	(408)	(93)	23
Discontinued Operations	110	-	110	NM
Net Earnings	$ 971	$ 963	$ 8	1%

Prior periods have been reclassified to conform to the current presentation.
NM – not meaningful

Operating Revenue

Operating Revenue increased $283 million to nearly $7.5 billion for the nine months ended 2007 due to continued pricing efforts partially offset by lower volume.

Operating Income

Operating Income increased $16 million to $1.6 billion for the nine months ended 2007.  Operating revenue gains and productivity gains from improved operations were largely offset by significantly lower gains on insurance recoveries recognized during 2007 and the effects of inflation.

Other Income

Other Income decreased nearly 50% to $17 million in 2007 due to lower real estate and resort income.

Interest Expense

Interest Expense increased $9 million to $302 million for the nine months ended 2007 primarily due to higher average debt balances in 2007.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Income Tax Expense

Income Tax Expense increased $93 million to $501 million, which was caused primarily by an income tax benefit of $110 million in 2006 principally related to the resolution of an income tax audit for the 1994 – 1996 period that was not repeated.

Discontinued Operations

Income from Discontinued Operations of $110 million in 2007 was due to the resolution of certain income tax matters related to former activities of the container shipping and marine service businesses.  This benefit is associated with tax basis adjustments, foreign dividends and foreign tax credits from operations over a multi-year period.

Net Earnings

Consolidated Net Earnings increased $8 million to $971 million, and Earnings Per Diluted Share increased $.06 to $2.13.  The principal elements of this increase are:

(a) slightly lower earnings from continuing operations primarily due to pricing gains being more than offset by higher prior year gains on insurance recoveries and tax benefits and

(b) the $110 million current year gain related to the resolution of certain tax matters associated with previously discontinued operations.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Surface Transportation Results of Operations

SURFACE TRANSPORTATION DETAIL (Unaudited)
(Dollars in Millions)
Nine Months

						Surface
	Rail			Intermodal		Transportation
	2007		2006	2007	2006	2007	2006	$ Change
Operating Revenue	$ 6,455		$ 6,116	$ 998	$ 1,054	$ 7,453	$ 7,170	$ 283
Operating Expense:
Labor and Fringe	2,159		2,109	60	60	2,219	2,169	(50)
Materials, Supplies and Other	1,435		1,325	138	143	1,573	1,468	(105)
Fuel	853		841	-	-	853	841	(12)
Depreciation	634		612	28	28	662	640	(22)
Equipment and Other Rents	264		293	82	98	346	391	45
Inland Transportation	(330)		(346)	507	527	177	181	4
Gain on Insurance Recoveries	(19)		(139)	-	(2)	(19)	(141)	(122)
	Total Expense	4,996	4,695	815	854	5,811	5,549	(262)
Operating Income	$ 1,459		$ 1,421	$ 183	$ 200	$ 1,642	$ 1,621	$ 21

Operating Ratio	77.4%		76.8%	81.7%	81.0%	78.0%	77.4%
SURFACE TRANSPORTATION VOLUME AND REVENUE
Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Nine Months

	Volume			Revenue			Revenue Per Unit
	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
Chemicals	397	402	(1)%	$ 980	$ 913	7%	$ 2,469	$ 2,271	9%
Emerging Markets	376	401	(6)	458	442	4	1,218	1,102	11
Forest Products	271	309	(12)	553	585	(5)	2,041	1,893	8
Agricultural Products	301	294	2	560	497	13	1,860	1,690	10
Metals	276	280	(1)	539	513	5	1,953	1,832	7
Phosphates and Fertilizers	270	275	(2)	310	265	17	1,148	964	19
Food and Consumer	163	188	(13)	335	361	(7)	2,055	1,920	7
Total Merchandise	2,054	2,149	(4)	3,735	3,576	4	1,818	1,664	9

Coal	1,324	1,353	(2)	1,829	1,685	9	1,381	1,245	11
Coke and Iron Ore	69	68	1	91	89	2	1,319	1,309	1
Total Coal	1,393	1,421	(2)	1,920	1,774	8	1,378	1,248	10

Automotive	330	351	(6)	624	637	(2)	1,891	1,815	4

Other	-	-	-	176	129	36	-	-	-
Total Rail	3,777	3,921	(4)	6,455	6,116	6	1,709	1,560	10

International	872	966	(10)	402	438	(8)	461	453	2
Domestic	706	661	7	580	582	-	822	880	(7)
Other	-	-	-	16	34	(53)	-	-	-
Total Intermodal	1,578	1,627	(3)	998	1,054	(5)	632	648	(2)

Total Surface Transportation	5,355	5,548	(3)%	$ 7,453	$ 7,170	4%	$ 1,392	$ 1,292	8%

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

There were several large reclassifications due to the adoption of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which required companies to reclassify uncertain tax positions to Income and Other Taxes Payable.  Other Long-term Assets decreased $373 million and Long-term Deferred Income Taxes decreased $179 million.

Long-term Debt increased $1.3 billion due to $2 billion of debt issuances in 2007 partially offset by the conversion of a portion of convertible debt into CSX common stock and the reclassification of Long-term Debt to Current Maturities for amounts owed within the next twelve months.  For additional information, see Note 7, Debt and Credit Agreements, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Other Capital decreased nearly $1 billion as a result of significant share repurchase activity partially offset by stock option exercises and the conversion of a portion of convertible debt into CSX common stock.  For additional information on the Company’s share repurchase activity, see Note 1, Significant Accounting Policies, under Part I Item 1 of this Quarterly Report on Form 10-Q.

Significant Cash Flow Statement Items

Operating activities for nine months 2007 increased due to a number of factors including lower cash payments for federal income taxes.  Additionally, operating and investing activities for nine months 2007 and 2006 included insurance proceeds of $22 million and $234 million, respectively, representing cash receipts from insurers related to Hurricane Katrina.  The receipts included in operating activities represent reimbursements for business interruption related expenses, such as incremental expenses for debris removal and lost profits.  The receipts included in investing activities included reimbursements for monies the Company spent to repair the hurricane-damaged assets.  For additional information on the impacts of Hurricane Katrina, see Note 8, Hurricane Katrina, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Financing activities for nine months 2007 included $1.6 billion of cash used to repurchase shares of CSX’s common stock on the open market.  This increase was largely offset by a net increase of $1.3 billion in long-term debt issued versus long-term debt repaid.  For additional information, see Note 7, Debt and Credit Agreements, and Note 1, Significant Accounting Policies, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

CSX CORPORATION
ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Working Capital

CSX’s working capital surplus was $812 million at September 2007, compared to a surplus of $150 million at December 2006.  This increase was primarily due to a reduction in Current Maturities of Long-term Debt partially offset by the reclassification of Long-term Debt to Current Maturities of Long-term Debt.

Credit Ratings

Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay a debt obligation at maturity.  The ratings reflect many considerations, such as the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company’s cash flows to changes in the economy.  The two largest rating agencies, Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), use alphanumeric codes to designate their ratings.  The highest quality rating for long-term credit obligations is AAA+ and Aaa1 for S&P and Moody’s, respectively.  For short-term obligations, such as commercial paper, the highest quality ratings are A-1 and P-1 for S&P and Moody’s, respectively.

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.”  Currently, the long-term ratings for CSX’s obligations, along with the other large U.S. Class 1 freight railroads, fall within the investment grade band of credit quality.

In the second quarter of 2007, S&P and Moody’s both lowered their ratings of CSX's long-term unsecured debt obligations from BBB and Baa2, respectively, to BBB- and Baa3, respectively, due to the Company’s plan to repurchase an additional $1 billion of CSX stock.  Additionally, they lowered their short-term ratings on CSX from A-2 and P-2, to A-3 and P-3, respectively.  Both of these agencies indicate their outlook is “Stable” and these ratings continue to be investment grade.  CSX maintained these credit ratings during third quarter 2007 and does not expect that this reduction in credit ratings will materially increase its borrowing costs or materially affect its liquidity.  If CSX's credit ratings were to decline to lower levels, the Company could experience more significant increases in its interest cost for new debt, and the market’s demand for new debt could become further influenced by the economic and credit market environment.

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

Income Taxes

In July 2006, the Financial Accounting Standards Board issued FIN 48, which became effective for CSX beginning in 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the Company’s results of operations, financial condition or liquidity.

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

•	Future economic, industry or market conditions or performance, including, but not limited to, the discussion regarding 2007 Expectations on page 32.

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

ITEM 4:  CONTROLS AND PROCEDURES

As of September 28, 2007, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of third quarter 2007, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during third quarter 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CSX CORPORATION

ITEM 2: CSX PURCHASES OF EQUITY SECURITIES

The Company is required to disclose any purchases of its own common stock for the most recent quarter.  CSX purchases its own shares for two primary reasons: to further its goals under the Company’s share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under 401(k) plans which cover certain union employees.

            Currently, CSX has the authority to purchase $3 billion of its outstanding common stock.  CSX intends to complete the purchase of shares by the end of 2008.  The timing, method, amount of repurchase transactions and the sources of funds to effect any repurchases will be determined by the Company's management based on their evaluation of market conditions, share price and other factors. While it is not management’s intention, the program may be suspended or discontinued at any time.

Share repurchase activity for third quarter 2007 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning third quarter balance (a)				$ 2,321,700,364
July
(June 30, 2007 - July 27, 2007)	3,001,587	$ 48.26	3,001,587	$ 2,176,838,936

August
(July 28, 2007 - August 24, 2007)	8,371,000	$ 44.16	8,371,000	$ 1,807,134,410

September
(August 25, 2007 - September 28, 2007)	9,214,300	$ 39.87	9,214,300	$ 1,439,716,780

Total/Ending Balance	20,586,887	$ 42.84	20,586,887	$ 1,439,716,780

 (a) The difference between the beginning third quarter balance of $2.3 billion and the ending balance represents $882 million of shares that were repurchased.  To date CSX has repurchased shares representing more than half of the $3.0 billion repurchase authority.

CSX CORPORATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

None.

ITEM 6: EXHIBITS

    Exhibits

3.2
Bylaws of the Registrant, amended effective as of September 12, 2007 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on September 14, 2007).

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

Dated:  October 22, 2007