Form 10-Q
period 2008-03-28
CSX CORP
filed 2008-04-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer (X)             Accelerated Filer (  )             Non-accelerated Filer (  )

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )    No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, March 28, 2008:  404,888,568 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2008
INDEX

		Page
PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters Ended March 28, 2008 and March 30, 2007

	Consolidated Balance Sheets -	4
	At March 28, 2008 (Unaudited) and December 28, 2007

	Consolidated Cash Flow Statements (Unaudited) -	5
	Quarters Ended March 28, 2008 and March 30, 2007

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management's Discussion and Analysis of Financial Condition	28
	and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4:	Controls and Procedures	40

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	40

Item 1A:	Risk Factors	40

Item 2:	CSX Purchases of Equity Securities	41

Item 3:	Defaults upon Senior Securities	43

Item 4:	Submission of Matters to a Vote of Security Holders	43

Item 5:	Other Information	43

Item 6:	Exhibits	45

Signature		45

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2008	2007
Operating Revenue	$ 2,713	$ 2,422
Operating Expense
Labor and Fringe	745	734
Materials, Supplies and Other	507	539
Fuel	441	284
Depreciation	222	221
Equipment and Other Rents	111	120
Inland Transportation	63	57
Gain on Insurance Recoveries (Note 7)	(2)	(18)
Total Operating Expense	2,087	1,937

Operating Income	626	485

Other Income and Expense
Other Income (Expense) - Net (Note 9)	55	(8)
Interest Expense	(119)	(99)
Earnings before Income Taxes	562	378

Income Tax Expense (Note 8)	(211)	(138)
Net Earnings	$ 351	$ 240

Per Common Share (Note 2)
Basic Earnings Per Share
Net Earnings	$ 0.87	$ 0.55

Earnings Per Share, Assuming Dilution
Net Earnings	$ 0.85	$ 0.52

Average Common Shares Outstanding (Thousands)	404,280	437,637

Average Common Shares Outstanding,	415,185	463,176
Assuming Dilution (Thousands)

Cash Dividends Paid Per Common Share	$ 0.15	$ 0.12

See accompanying notes to Consolidated Financial Statements

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 28,	December 28,
	2008	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 1,570	$ 368
Short-term Investments	69	346
Accounts Receivable, net of allowance for doubtful
accounts of $72 and $74, respectively	1,170	1,174
Materials and Supplies	247	240
Deferred Income Taxes	249	254
Other Current Assets	109	109
Total Current Assets	3,414	2,491

Properties	29,305	28,999
Accumulated Depreciation	(7,335)	(7,219)
Properties - Net	21,970	21,780

Investment in Conrail (Note 12)	645	639
Affiliates and Other Companies	386	365
Other Long-term Assets	246	259
Total Assets	$ 26,661	$ 25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 979	$ 976
Labor and Fringe Benefits Payable	455	461
Casualty, Environmental and Other Reserves (Note 4)	245	247
Current Maturities of Long-term Debt (Note 6)	763	785
Short-term Debt	7	2
Income and Other Taxes Payable	156	113
Other Current Liabilities	99	87
Total Current Liabilities	2,704	2,671

Casualty, Environmental and Other Reserves (Note 4)	629	624
Long-term Debt (Note 6)	7,440	6,470
Deferred Income Taxes (Note 8)	6,179	6,096
Other Long-term Liabilities	967	988
Total Liabilities	17,919	16,849

Shareholders' Equity:
Common Stock, $1 Par Value	405	408
Other Capital	-	37
Retained Earnings (Note 1)	8,660	8,565
Accumulated Other Comprehensive Loss (Note 1)	(323)	(325)
Total Shareholders' Equity	8,742	8,685
Total Liabilities and Shareholders' Equity	$ 26,661	$ 25,534

See accompanying notes to Consolidated Financial Statements

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	First Quarters
	2008	2007
OPERATING ACTIVITIES
Net Earnings	$ 351	$ 240
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	225	225
Deferred Income Taxes	89	14
Gain on Insurance Recoveries (Note 7)	(2)	(18)
Insurance Proceeds (Note 7)	1	9
Other Operating Activities	(23)	43
Changes in Operating Assets and Liabilities:
Accounts Receivable	3	62
Other Current Assets	(13)	(63)
Accounts Payable	10	13
Income and Other Taxes Payable	84	109
Other Current Liabilities	9	(37)
Net Cash Provided by Operating Activities	734	597

INVESTING ACTIVITIES
Property Additions	(446)	(428)
Insurance Proceeds (Note 7)	1	10
Purchases of Short-term Investments	(50)	(530)
Proceeds from Sales of Short-term Investments	295	558
Other Investing Activities	11	(12)
Net Cash Used in Investing Activities	(189)	(402)

FINANCING ACTIVITIES
Short-term Debt - Net	5	1
Long-term Debt Issued (Note 6)	1,000	-
Long-term Debt Repaid (Note 6)	(44)	(29)
Dividends Paid	(61)	(53)
Stock Options Exercised (Note 3)	36	89
Shares Repurchased (Note 1)	(300)	(179)
Other Financing Activities	21	27
Net Cash Provided by (Used in) Financing Activities	657	(144)

Net Increase in Cash and Cash Equivalents	1,202	51

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	368	461
Cash and Cash Equivalents at End of Period	$ 1,570	$ 512

See accompanying notes to Consolidated Financial Statements

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     Significant Accounting Policies

Background

CSX Corporation (“CSX” and together with its subsidiaries, the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  The Company’s rail and intermodal businesses provide rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated balance sheets at March 28, 2008 and December 28, 2007;

•	Consolidated income statements for the quarters ended March 28, 2008 and March 30, 2007; and

•	Consolidated cash flow statements for the quarters ended March 28, 2008 and March 30, 2007.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Beginning in 2008, certain items have been reclassified within the income statement.  These reclassifications include reclassifying all items within other operating income and certain items within other income into the Rail segment. As a result of this change, CSX consolidated operating income and Surface Transportation operating income will now be the same; therefore, the Company will no longer report separate Surface Transportation results. The Rail segment was not materially impacted by these reclassifications.   Certain prior-year data have been reclassified to conform to the 2008 presentation.

Additionally, the Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For first quarters 2008 and 2007, these amounts were $36 million and $25 million, respectively.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements.  CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent Annual Report on Form 10-K and any Current Reports on Form 8-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar.

•	The first fiscal quarter of 2008 and 2007 consisted of 13 weeks ending on March 28, 2008 and March 30, 2007, respectively.

•	Fiscal year 2007 consisted of 52 weeks ending on December 28, 2007.

•	Fiscal year 2008 will consist of 52 weeks ending on December 26, 2008.

Except as otherwise specified, references to quarters indicate CSX’s fiscal periods ending March 28, 2008 or March 30, 2007, and references to year-end indicate the fiscal year ending December 28, 2007.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Comprehensive Earnings

Comprehensive earnings is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e. issuance of equity securities and dividends).  For CSX, differences between net income and comprehensive earnings consist primarily of adjustments for pension and other post-retirement liabilities.  For first quarter 2008 and 2007, comprehensive earnings were $353 million and $242 million, respectively.

Share Repurchases and Dividends

On March 17, 2008, CSX announced additional share repurchase authority of approximately $2.4 billion.  This is in addition to the remaining share repurchase authority under the 2007 program of $600 million for a new combined total of $3 billion.  CSX intends to complete all authorized share repurchases by year-end 2009.  The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price and other factors.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.

Cumulatively since 2006 under various authorized repurchase programs, CSX has already bought approximately $2.9 billion of its outstanding common stock through the first quarter of 2008.  These actual repurchases along with the new authorization of $3 billion equal nearly $6 billion expected to be repurchased through 2009.

Total share repurchases under all publicly announced plans were as follows:

	First Quarters
(In Millions)	2008	2007
Number of Shares Repurchased	7	5
Value of Shares Repurchased	$ 300	$ 179

In addition to the new share repurchase authority authorized on March 17, 2008, CSX announced a 20 percent increase to its quarterly cash dividend to 18 cents per share payable June 13, 2008 to shareholders of record on May 30, 2008.  This increase followed the 50 percent increase implemented in 2007.

Retained Earnings

During first quarter 2008, CSX's other capital balance was reduced to zero as a result of share repurchases. Since CSX’s other capital balance cannot be negative, retained earnings was reduced by $192 million during the quarter, which represented share repurchases occurring after the other capital balance had been reduced to zero.  Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Equity Earnings Adjustment

During the first quarter of 2008, the Company determined that an adjustment was needed to correct earnings of an unconsolidated subsidiary accounted for under the equity method.  Under the guidance of Staff Accounting Bulletin (“SAB”) 99, Materiality and SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company has determined that the error was immaterial, both quantitatively and qualitatively, to prior and current periods.  The correction resulted in an increase to other income in the first quarter of 2008 of $30 million pretax or $.05 per diluted share.  Additionally, other assets increased by $29 million and accumulated other comprehensive income decreased by $1 million.  There was no impact on the cash flow statements as the adjustment was a non-cash item, and the income statement impact is expected to be immaterial in future reporting periods.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2008	2007
Numerator (Millions):
Net Earnings	$ 351	$ 240
Interest Expense on Convertible Debt - Net of Tax	1	1
Net Earnings, If-Converted	$ 352	$ 241

Denominator (Thousands):
Average Common Shares Outstanding	404,280	437,637
Convertible Debt	5,717	19,456
Stock Option Common Stock Equivalents(a)	4,361	5,545
Other Potentially Dilutive Common Shares	827	538
Average Common Shares Outstanding, Assuming Dilution	415,185	463,176

Basic Earnings Per Share	$ 0.87	$ 0.55

Earnings Per Share, Assuming Dilution	$ 0.85	$ 0.52

(a)
In calculating diluted earnings per share, SFAS 128, Earnings Per Share requires the Company to include the potential shares that would be outstanding if all outstanding stock options were exercised.  This is offset by shares the Company could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.  This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Basic earnings per share is based upon the weighted-average number of common shares outstanding.  Earnings per share, assuming dilution is based on the weighted-average number of common shares outstanding adjusted for the effect of the following types of potentially dilutive common shares:

•	convertible debt,

•	employee stock options, and

•	other equity awards, which include unvested restricted stock and long-term incentive awards.

Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, required CSX to include additional shares in the computation of earnings per share, assuming dilution.  The amount included in diluted earnings per share represents the number of shares that would be issued if all of CSX’s outstanding convertible debentures were converted into CSX common stock.

When convertible debentures are converted into CSX common stock, the newly-issued shares are included in the calculation of both basic and diluted earnings per share on a weighted-average basis.  During first quarter 2008, $25 million of face value convertible debentures were converted into 1 million shares of CSX common stock.  No material conversions occurred during first quarter 2007.  As of March 2008, $148 million face value remained outstanding, convertible into 5 million shares of CSX common stock.

Stock options are excluded from the computation of earnings per share, assuming dilution, when option exercise prices are greater than the average market price of the common shares during the period. In first quarter 2008 and 2007, all stock options were dilutive.  Therefore, no stock options were excluded from the calculation.

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

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:
	First Quarters
(Dollars in Millions)	2008	2007
Share-Based Compensation Expense	$ 14	$ 15
Income Tax Benefit	5	6

The following table provides information about stock options exercised.

	First Quarters
(In Thousands)	2008	2007
Number of Stock Options Exercised	1,858	4,318

As of March 2008, CSX had approximately 10 million stock options outstanding.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	March 28, 2008			December 28, 2007
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty	$ 157	$ 399	$ 556	$ 157	$ 389	$ 546
Separation	15	84	99	16	87	103
Environmental	42	56	98	42	58	100
Other	31	90	121	32	90	122
Total	$ 245	$ 629	$ 874	$ 247	$ 624	$ 871

Details with respect to each type of reserve are described below.  Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses available, the liabilities that have been recorded, and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s results of operations, financial condition or liquidity.  However, should a number of these items occur in the same period, they could have a material effect on the results of operations, financial condition or liquidity in that particular period.

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”).  These reserves fluctuate with independent third party estimates, which are reviewed by management, and the timing of payments.  Most of the claims were related to CSXT unless otherwise noted.

Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. The Company is presently self-insured for personal injury and occupational-related claims.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

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

CSXT retains an independent actuarial firm to assist in assessing the value of personal injury claims and cases.  An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT’s historical claims and settlement experience.  Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments, and uncertainties in litigation.

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

Separation

Separation liabilities provide for the estimated costs of implementing workforce reductions, improvements in productivity and certain other cost reductions at the Company's major transportation units since 1991. These liabilities are expected to be paid out over the next 10 to 15 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 243 environmentally impaired sites, many of which were, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

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

NOTE 5.    Commitments and Contingencies

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 46% of CSXT’s fleet of locomotives.  The agreement is based upon the maintenance cycle for each locomotive. Under CSXT’s current obligations, the agreement expires no earlier than 2028 and may last until 2031 depending upon when certain locomotives are placed in service.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance schedules are revised.  CSXT may terminate the agreement at its option after 2012, although such action would trigger certain liquidated damages provisions.

The following table summarizes CSXT’s payments under the long-term maintenance program:
	First Quarters
(Dollars in Millions)	2008	2007
Amounts Paid	$ 61	$ 50

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption, with substantial limits.  A specific amount of risk is retained by the Company on each of the casualty and property programs.  Specifically, the Company has a $25 million deductible for each of the casualty and non-catastrophic property programs and a $50 million deductible for the catastrophic property program.  These deductibles only apply to the first event.  If a catastrophic property or liability event occurs in excess of the Company’s deductible and the Company does not elect to purchase additional insurance coverage, then the deductible for the second covered event will equal the amount of the claim in the first event.  For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 7, Hurricane Katrina.

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

As of first quarter 2008, the Company’s guarantees primarily related to the following:

1.
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

As of first quarter 2008, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the amount of the guarantees themselves.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Fuel Surcharge Antitrust Litigation

Since May 2007, at least 30 putative class action suits have been filed in various federal district courts against CSXT and the four other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief.  All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.  One additional lawsuit has been filed by an individual shipper.

In July 2007, CSXT received a grand jury subpoena from the New Jersey Office of the Attorney General seeking information related to the same fuel surcharges that are the subject of the civil actions.  It is possible that additional federal or state agencies could initiate investigations into similar matters.

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  CSXT cannot predict the outcome of the private lawsuits, which are in their preliminary stages, or of any government investigations, charges or additional litigation that may be filed in the future.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.  CSXT is unable to assess at this time the possible financial impact of this litigation.  CSXT has not accrued any liability for an adverse outcome in the litigation.  If a material adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company’s results of operations, financial condition or liquidity.

Other Legal Proceedings

In addition to the matter described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things the meritorious legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s results of operations, financial condition or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s results of operations, financial condition or liquidity in a particular period or fiscal year.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Debt and Credit Agreements

Total activity related to debt and current maturities of long-term debt for first quarter 2008 was as follows:

(Dollars in Millions)	Current Portion	Long-term Portion	Total Debt Activity
Total Long-term Debt at December 28, 2007	$ 785	$ 6,470	$ 7,255
2008 Long-term Debt Activity:
Issued	-	1,000	1,000
Repaid	(44)	-	(44)
Reclassifications	28	(28)	-
Converted into CSX stock	(25)	-	(25)
Discount amortization and other	19	(2)	17
Total Long-term Debt at March 28, 2008	$ 763	$ 7,440	$ 8,203

Debt Issuance

On March 27, 2008, CSX issued $600 million in one series of unsecured notes, which bear interest at 6.25% and mature on April 1, 2015, and $400 million in another series of unsecured notes, which bear interest at 7.45% and mature on April 1, 2038.  Each series of notes is included in the Consolidated Balance Sheets under Long-term Debt and may be redeemed by CSX at any time.  The net proceeds from the sale of the notes will be used for general corporate purposes, which may include repurchases of CSX common stock, capital expenditures, working capital requirements, improvements in productivity and other cost reductions at the Company's major transportation units.

Revolving Credit Facilities

CSX has a $1.25 billion unsecured revolving credit facility expiring in 2012.  As of March 2008, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  CSX also has a $15 million secured revolving credit facility expiring in 2011 and an $18.5 million 364-day unsecured revolving credit facility expiring in August 2008.

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

The Company’s insurance policies do not prioritize coverage based on types of losses.  As claims were submitted to the insurance companies, they were reviewed and preliminary payments were received until all losses were incurred and documented.  A final payment will be received once the Company and its insurers agree on the total value of the claim.  Through the first quarter 2008, the Company had collected insurance payments of $370 million.

Gains on insurance from claims related to Hurricane Katrina were as follows:

	First Quarters
(Dollars in Millions)	2008	2007
Gain on Insurance Recoveries	$ 2	$ 18

The gains were attributable to recovering amounts in excess of the net book value of damaged fixed assets and to recording recoveries related to lost profits.  Additional cash proceeds are expected and will result in future gain recognition.

Cash proceeds from the insurers are not specific to the types of losses and so, for cash flow presentation, the Company allocated the proceeds ratably among the three types of losses mentioned above. Allocated cash proceeds for lost profits and incremental expenses were classified as operating activities since they related directly to revenue and expenses from operations and were $1 million and $9 million for first quarters 2008 and 2007, respectively.  Allocated cash proceeds for fixed asset damage were classified as investing activities since these proceeds had a direct relationship to money the Company spent on property additions to repair the hurricane-damaged assets that were recorded in the same category.  Cash proceeds for fixed asset damage were $1 million and $10 for first quarters 2008 and 2007, respectively.  In 2007, the $18 million gain on insurance recoveries is $1 million less than the $19 million of total cash received due to incremental costs incurred during the period.  Those costs were added to the insurance claim and are expected to be recovered as part of the claim process.

 Additional information about the effects of Hurricane Katrina is included in CSX’s 2007 Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.     Income Taxes

As of March 2008 and December 2007, the Company has approximately $59 million and $58 million of total unrecognized tax benefits before federal tax benefits.  Of this total, $50 million of both the beginning and ending balances net of federal benefits on state issues could favorably affect the effective tax rate.  The Company estimates that approximately $20 million of the net unrecognized tax benefits as of March 2008 for various state and federal income tax matters will be resolved with the settlement of audits over the next 12 months.  The final outcome of these uncertain tax positions, however, is not yet determinable.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  The Company had $4 million accrued for interest and penalties at both March 2008 and December 2007.

NOTE 9.    Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

	First Quarters
(Dollars in Millions)	2008	2007
Interest Income(a)	$ 8	$ 13
Income (Expense) from Real Estate and Resort Operations(b)	14	(16)
Miscellaneous(c)	33	(5)
Total Other Income (Expense) - Net	$ 55	$ (8)

(a)	Interest income includes amounts earned from CSX’s cash, cash equivalents and short-term investments.

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

(c)
Miscellaneous income is comprised of equity earnings, minority interest, investment gains and losses and other non-operating activities.  Additionally in first quarter 2008, CSX recorded a non-cash adjustment to correct equity earnings from a non-consolidated subsidiary.  This correction resulted in additional income of $30 million.  The impact is expected to be immaterial in future reporting periods.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Business Segments

The Company’s consolidated operating income results are comprised of two business segments: Rail and Intermodal.  The Rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies, in the CSX 2007 Annual Report on Form 10-K.

Certain segment information has been reclassified to conform to current year  presentation.  See Note 1, Significant Accounting Policies, for further details.  Business segment information for first quarters 2008 and 2007 is as follows:

(Dollars in Millions)	Rail(a)	Intermodal	Total Operating

First Quarter 2008
Revenues from External Customers	$ 2,365	$ 348	$ 2,713
Segment Operating Income	565	61	626

First Quarter 2007
Revenues from External Customers	$ 2,104	$ 318	$ 2,422
Segment Operating Income	436	49	485

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Employee Benefit Plans

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

The following table describes the components of expense/(income) related to net periodic benefit cost:

	Pension Benefits
(Dollars in Millions)	First Quarters
	2008	2007
Service Cost	$ 8	$ 8
Interest Cost	30	28
Expected Return on Plan Assets	(36)	(29)
Amortization of Prior Service Cost	1	1
Amortization of Net Loss	5	8
Net Periodic Benefit Cost	$ 8	$ 16

	Post-Retirement Benefits
(Dollars in Millions)	First Quarters
	2008	2007
Service Cost	$ 2	$ 1
Interest Cost	5	5
Amortization of Prior Service Cost	(1)	(1)
Amortization of Net Loss	1	1
Net Periodic Benefit Cost	$ 7	$ 6

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc. (“Conrail”).  CSX has a 42% economic interest and 50% voting interest in the jointly owned entity and NS has the remainder of the economic and voting interests.  Pursuant to the Accounting Principles Board (“APB”) Opinion 18, The Equity Method of Accounting for Investments in Common Stock, CSX applies the equity method of accounting to its investment in Conrail.  Conrail’s equity earnings are included in materials, supplies and other in the consolidated income statements.

As required by SFAS 57, Related Party Disclosures, the Company has identified below amounts owed to Conrail, or its affiliates, representing liabilities under operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which are included in long-term debt on the consolidated balance sheets.

	March 28,	December 28,
(Dollars in Millions)	2008	2007
Balance Sheet Information:
CSX Payable to Conrail (a)	$ 58	$ 49
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035 (b)	$ 73	$ 73
4.52% CSXT Promissory Note due March 2035 (b)	$ 23	$ 23

(a) Included on the consolidated balance sheet of CSX as accounts payable
(b) Included on the consolidated balance sheet of CSX as long-term debt

Interest expense from the promissory notes with a subsidiary of Conrail and Conrail rents, fees, and services expense was as follows:

	First Quarters
(Dollars in Millions)	2008	2007
Income Statement Information:
Interest Expense Related to Conrail	$ 1	$ 1
Conrail Rents, Fees, and Services (a)	$ 26	$ 23

(a)
Conrail rents, fees and services represent expenses paid to Conrail related to right-of-way usage fees, equipment rental, other service related charges and fair value write-up amortization.  These amounts have been included in materials, supplies and other on the consolidated income statements.  The amounts disclosed above do not include CSX’s 42% portion of Conrail’s earnings, which are also included in materials, supplies and other and amounted to $5 million and $3 million for first quarters 2008 and 2007, respectively.

Additional information about the investment in Conrail is included in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data

In 2007, CSXT sold $381 million of Secured Equipment Notes due 2023 in a registered public offering pursuant to an existing shelf registration statement. CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

The condensed consolidating balance sheets as of March 2008 and December 2007, and the statements of income and cash flows for first quarters 2008 and 2007 for the parent and obligor are as follows:

Consolidating Income Statements
(Dollars in Millions)

Quarter Ended March 28, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$ 2,344	$ 406	$ (37)	$ 2,713
Operating Expense	(57)	1,863	315	(34)	2,087
Operating Income	57	481	91	(3)	626

Equity in Earnings of Subsidiaries	371	-	-	(371)	-
Other Income (Expense)	40	70	7	(62)	55
Interest Expense	(134)	(43)	(7)	65	(119)

Earnings from Continuing Operations before Income Taxes	334	508	91	(371)	562
Income Tax Benefit (Expense)	17	(193)	(35)	-	(211)
Net Earnings	$ 351	$ 315	$ 56	$ (371)	$ 351

Quarter Ended March 30, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$ 2,096	$ 353	$ (27)	$ 2,422
Operating Expense	(55)	1,730	286	(24)	1,937
Operating Income	55	366	67	(3)	485

Equity in Earnings of Subsidiaries	243	-	-	(243)	-
Other Income (Expense)	62	24	18	(112)	(8)
Interest Expense	(139)	(64)	(11)	115	(99)

Earnings from Continuing Operations before Income Taxes	221	326	74	(243)	378
Income Tax Benefit (Expense)	19	(123)	(34)	-	(138)
Net Earnings	$ 240	$ 203	$ 40	$ (243)	$ 240

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)
March 28, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$ 404	$ 118	$ 1,048	$ -	$ 1,570
Short-term Investments	-	-	69	-	69
Accounts Receivable - Net	113	1,099	(17)	(25)	1,170
Materials and Supplies	-	235	12	-	247
Deferred Income Taxes	23	234	(8)	-	249
Other Current Assets	48	94	79	(112)	109
Total Current Assets	588	1,780	1,183	(137)	3,414

Properties	8	27,868	1,429	-	29,305
Accumulated Depreciation	(9)	(6,482)	(844)	-	(7,335)
Properties - Net	(1)	21,386	585	-	21,970

Investment in Conrail	-	-	645	-	645
Affiliates and Other Companies	-	499	(113)	-	386
Investment in Consolidated Subsidiaries	14,818	-	35	(14,853)	-
Other Long-term Assets	(317)	195	423	(55)	246
Total Assets	$ 15,088	$ 23,860	$ 2,758	$ (15,045)	$ 26,661

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 108	$ 809	$ 87	$ (25)	$ 979
Labor and Fringe Benefits Payable	32	380	43	-	455
Payable to Affiliates	-	1,259	(1,187)	(72)	-
Casualty, Environmental and Other Reserves	-	225	20	-	245
Current Maturities of Long-term Debt	651	105	7	-	763
Short-term Debt	-	7	-	-	7
Income and Other Taxes Payable	(774)	655	275	-	156
Other Current Liabilities	7	82	50	(40)	99
Total Current Liabilities	24	3,522	(705)	(137)	2,704

Casualty, Environmental and Other Reserves	-	547	82	-	629
Long-term Debt	6,229	1,201	10	-	7,440
Deferred Income Taxes	(194)	6,381	(8)	-	6,179
Long-term Payable to Affiliates	-	-	55	(55)	-
Other Long-term Liabilities	287	529	190	(39)	967
Total Liabilities	$ 6,346	$ 12,180	$ (376)	$ (231)	$ 17,919

Shareholders' Equity:
Common Stock, $1 Par Value	405	181	-	(181)	405
Other Capital	-	5,537	2,711	(8,248)	-
Retained Earnings	8,660	5,999	468	(6,467)	8,660
Accumulated Other Comprehensive Loss	(323)	(37)	(45)	82	(323)
Total Shareholders' Equity	8,742	11,680	3,134	(14,814)	8,742
Total Liabilities and Shareholders' Equity	$ 15,088	$ 23,860	$ 2,758	$ (15,045)	$ 26,661

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)
December 28, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$ (594)	$ 55	$ 907	$ -	$ 368
Short-term Investments	270	-	76	-	346
Accounts Receivable - Net	155	1,069	(25)	(25)	1,174
Materials and Supplies	-	230	10	-	240
Deferred Income Taxes	23	232	(1)	-	254
Other Current Assets	25	60	96	(72)	109
Total Current Assets	(121)	1,646	1,063	(97)	2,491

Properties	6	27,606	1,387	-	28,999
Accumulated Depreciation	(9)	(6,400)	(810)	-	(7,219)
Properties - Net	(3)	21,206	577	-	21,780

Investment in Conrail	-	-	639	-	639
Affiliates and Other Companies	-	470	(105)	-	365
Investment in Consolidated Subsidiaries	14,524	-	34	(14,558)	-
Other Long-term Assets	(330)	203	442	(56)	259
Total Assets	$ 14,070	$ 23,525	$ 2,650	$ (14,711)	$ 25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$ 90	$ 799	$ 112	$ (25)	$ 976
Labor and Fringe Benefits Payable	36	374	51	-	461
Payable to Affiliates	-	1,325	(1,253)	(72)
Casualty, Environmental and Other Reserves	-	226	21	-	247
Current Maturities of Long-term Debt	669	111	5	-	785
Short-term Debt	-	2	-	-	2
Income and Other Taxes Payable	(761)	572	302	-	113
Other Current Liabilities	8	72	7	-	87
Total Current Liabilities	42	3,481	(755)	(97)	2,671

Casualty, Environmental and Other Reserves	-	540	84	-	624
Long-term Debt	5,229	1,230	11	-	6,470
Deferred Income Taxes	(176)	6,291	(19)	-	6,096
Long-term Payable to Affiliates	-	-	56	(56)	-
Other Long-term Liabilities	290	541	195	(38)	988
Total Liabilities	$ 5,385	$ 12,083	$ (428)	$ (191)	$ 16,849

Shareholders' Equity:
Common Stock, $1 Par Value	408	181	-	(181)	408
Other Capital	37	5,525	2,705	(8,230)	37
Retained Earnings	8,565	5,768	421	(6,189)	8,565
Accumulated Other Comprehensive Loss	(325)	(32)	(48)	80	(325)
Total Shareholders' Equity	8,685	11,442	3,078	(14,520)	8,685
Total Liabilities and Shareholders' Equity	$ 14,070	$ 23,525	$ 2,650	$ (14,711)	$ 25,534

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Quarter Ended March 28, 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$ 67	$ 603	$ 157	$ (93)	$ 734

Investing Activities
Property Additions	(2)	(406)	(38)	-	(446)
Insurance Proceeds	-	1	-	-	1
Purchases of Short-term Investments	(50)	-	-	-	(50)
Proceeds from Sales of Short-term Investments	295	-	-	-	295
Other Investing Activities	(15)	(25)	35	16	11
Net Cash Provided by (Used in) Investing Activities	228	(430)	(3)	16	(189)

Financing Activities
Short-term Debt - Net	-	5	-	-	5
Long-term Debt Issued	1,000	-	-	-	1,000
Long-term Debt Repaid	1	(45)	-	-	(44)
Dividends Paid	(62)	(81)	(8)	90	(61)
Stock Options Exercised	36	-	-	-	36
Shares Repurchased	(300)	-	-	-	(300)
Other Financing Activities	28	11	(5)	(13)	21
Net Cash Provided by (Used in) Financing Activities	703	(110)	(13)	77	657

Net Increase (Decrease) in Cash and Cash Equivalents	998	63	141	-	1,202
Cash and Cash Equivalents at Beginning of Period	(594)	55	907	-	368
Cash and Cash Equivalents at End of Period	$ 404	$ 118	$ 1,048	$ -	$ 1,570

	CSX	CSX
Quarter Ended March 30, 2007	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$ 91	$ 704	$ (130)	$ (68)	$ 597

Investing Activities
Property Additions	-	(404)	(24)	-	(428)
Insurance Proceeds	-	10	-	-	10
Purchases of Short-term Investments	(530)	-	-	-	(530)
Proceeds from Sales of Short-term Investments	558	-	-	-	558
Other Investing Activities	(49)	10	(11)	38	(12)
Net Cash (Used in) Provided by Investing Activities	(21)	(384)	(35)	38	(402)

Financing Activities
Short-term Debt - Net	-	1	-	-	1
Long-term Debt Issued	-	-	-	-	-
Long-term Debt Repaid	-	(31)	2	-	(29)
Dividends Paid	(54)	(30)	(7)	38	(53)
Stock Options Exercised	89	-	-	-	89
Shares Repurchased	(179)	-	-	-	(179)
Other Financing Activities	27	(257)	265	(8)	27
Net Cash (Used in) Provided by Financing Activities	(117)	(317)	260	30	(144)

Net (Decrease) Increase in Cash and Cash Equivalents	(47)	3	95	-	51
Cash and Cash Equivalents at Beginning of Period	419	17	25	-	461
Cash and Cash Equivalents at End of Period	$ 372	$ 20	$ 120	$ -	$ 512

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company provides customers access to a modern transportation network that connects ports, production facilities and distribution centers to markets in the Northeast, Midwest and the rapidly growing southern states.  The Company transports a diversified portfolio of products, from domestically abundant coal to new energy sources such as ethanol, from automobiles produced by traditional American manufacturers to “new domestic” factories owned by European, Japanese and Korean automotive companies, and from life-essential chemicals to life-enriching consumer electronics. Additionally, the Company serves every major market in the eastern United States and has direct access to all Atlantic and Gulf Coast ports, as well as the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  Furthermore, the Company has access to Pacific ports through alliances with western railroads. Overall, the CSXT transportation network encompasses approximately 21,000 route miles of track in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec.

As the nation consumes increasingly higher quantities of imported goods, those products must be transported across the country in a way that minimizes the impact on the environment, takes traffic off an already congested highway system and minimizes fuel consumption and transportation costs.  The Company’s transportation network, located in some of the largest and fastest-growing population centers in the nation, is well-positioned to capitalize on consumption growth trends.  In this regard, more than two-thirds of Americans live within the Company’s service territory, accounting for about three-quarters of the nation’s consumption.

The Company has made substantial strides in improving operating performance in order to capitalize on these consumption growth trends.  In 2004, CSXT implemented the ONE Plan, which continues to focus on optimizing the train network and utilizing rail assets more efficiently.  Anchored by the ONE Plan and a variety of other initiatives implemented after the ONE Plan was introduced, the Company has achieved significant operational improvements that have enhanced safety, service reliability and productivity.

In addition to the ONE Plan, the Company continues to implement its Total Service Integration initiative (“TSI”), which aims to better align the Company’s capabilities with customer demands.  TSI aims to optimize train size and increase asset utilization while delivering more reliable service to customers.

These initiatives delivered strong results for shareholders while higher levels of customer service have led to improved pricing.  These efforts combined with operational efficiencies have resulted in substantial improvements in CSX’s operating income and operating ratio.

In addition to driving better financial results to create value for shareholders, CSX also employs a balanced approach in deploying its capital for the benefit of shareholders.  This approach includes investments in the future, share repurchases and dividends.  Through this balanced use of financial resources, CSX will strive to capitalize on an economic environment that is increasingly favoring rail transportation.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2008 HIGHLIGHTS

•	Revenue grew $291 million or 12% to over $2.7 billion.

•	Expenses increased $150 million or 8% to $2.087 billion driven by rising fuel costs.

•	Operating income was a 1st quarter record at $626 million an increase of $141 million or 29%.

•	Service and safety measurements improved in all categories.

CSX achieved record first quarter revenue, operating income and earnings per share from continuing operations.  Revenue and revenue-per-unit increased 12% and 14%, respectively, driven by the value CSX provides to its customers through better service as well as higher fuel recovery due to higher fuel prices.  The Company was able to achieve pricing gains predominantly due to CSXT service improvements and the overall cost advantages that the Company’s rail-based solutions provide to customers versus other modes of transportation.

These strong results in revenue were achieved despite volume declines in the Company’s merchandise and automotive lines of business.  The overall 2% volume decrease was primarily driven by continued weakness in housing construction and associated markets, as well as lower automotive production.

Expenses were higher primarily due to the effects of rising fuel prices.  Lower first quarter 2008 volume and better productivity from improved operations offset the effects of inflation for certain expense categories.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 33 through 35.

In addition to the Company’s strong financial results, leadership and continued execution of established safety programs, which emphasize training, rules compliance and employee engagement, helped the Company deliver continued improvement in safety performance. The positive momentum continued as personal injury frequency improved 19% to 1.10 for the quarter. Train accident frequency improved 1% on a year-over-year basis to 3.04.

All key operating measures also improved during the first quarter of 2008, reflecting improved service reliability and efficiency gains.  Train performance showed marked improvement, with on-time originations and arrivals improving 7% and 8%. System dwell, the average number of hours a rail car spends in a terminal, declined to 22.7 hours reflecting gains in terminal performance.  Both average train velocity and recrews improved, indicating a positive trend in overall network fluidity. Train velocity increased 3% to 20.8 miles per hour, while average recrews improved 7% to 66 per day.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)		First Quarters		Improvement
		2008	2007	(Decline)%
Service
Measurements	FRA Personal Injuries Frequency Index	1.10	1.35	19%

	FRA Train Accident Rate	3.04	3.07	1

	On-Time Train Originations	78.6%	73.7%	7
	On-Time Destination Arrivals	69.3%	63.9%	8

	Dwell	22.7	24.5	7
	Cars-On-Line	221,193	225,317	2

	System Train Velocity	20.8	20.1	3

	Recrews	66	71	7%

				Increase/
				(Decrease)
Resources	Route Miles	21,225	21,167	-%
	Locomotives (owned and long-term leased)	4,049	3,917	3
	Freight Cars (owned and long-term leased)	93,351	100,588	(7)%

Key Performance Measures Definitions

FRA Personal Injuries Frequency Index – Number of FRA-reportable injuries per 200,000 man-hours.

FRA Train Accident Rate – Number of FRA-reportable train accidents per million train-miles.

On-Time Train Originations – Percent of scheduled road trains that depart the origin yard on-time or ahead of schedule.

On-Time Destination Arrivals – Percent of scheduled road trains that arrive at the destination yard on-time to two hours late (30 minutes for intermodal trains).

Dwell – Amount of time in hours between car arrival at and departure from the yard.  It does not include cars moving through the yard on the same train.

Cars-On-Line – A count of all cars on the CSX network (does not include locomotives, cabooses, trailers, containers or maintenance equipment).

System Train Velocity – Average train speed between terminals in miles per hour (does not include locals, yard jobs, work trains or passenger trains).

Recrews –Number of crews used in addition to those planned for the trains running that day.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FINANCIAL RESULTS OF OPERATIONS

Results of Operations(Unaudited)(a)
(Dollars in Millions)
First Quarters

					Operating
	Rail(b)		Intermodal		Income
	2008	2007	2008	2007	2008	2007	$ Change
Revenue	$ 2,365	$ 2,104	$ 348	$ 318	$ 2,713	$ 2,422	$ 291
Operating Expense:
Labor and Fringe	726	714	19	20	745	734	(11)
Materials, Supplies and Other (c)	458	496	49	43	507	539	32
Fuel (c)	439	283	2	1	441	284	(157)
Depreciation	217	211	5	10	222	221	(1)
Equipment and Other Rents	84	91	27	29	111	120	9
Inland Transportation	(122)	(109)	185	166	63	57	(6)
Gain on Insurance Recoveries	(2)	(18)	-	-	(2)	(18)	(16)
Total Expense	1,800	1,668	287	269	2,087	1,937	(150)
Operating Income	$ 565	$ 436	$ 61	$ 49	$ 626	$ 485	$ 141

Operating Ratio	76.1%	79.3%	82.5%	84.6%	76.9%	80.0%

(a)
Beginning in 2008, certain items have been reclassified within the income statement.  These reclassifications include reclassifying all items within other operating income and certain items within other income into the Rail segment.  As a result of this change, CSX consolidated operating income and Surface Transportation operating income will now be the same; therefore, the Company will no longer report separate Surface Transportation results.  The Rail segment was not materially impacted by these reclassifications.  Certain prior-year data have been reclassified to conform to the 2008 presentation.

(b)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

(c)
The Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For first quarters 2008 and 2007, these amounts were $36 million and $25 million, respectively.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VOLUME AND REVENUE (Unaudited)
Volume (Thousands); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters

	Volume			Revenue			Revenue Per Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change
Chemicals	128	133	(4)%	$ 357	$ 317	13%	2,789	$ 2,383	17%
Emerging Markets	99	112	(12)	138	137	1	1,394	1,223	14
Forest Products	80	92	(13)	175	183	(4)	2,188	1,989	10
Agricultural Products	109	97	12	235	179	31	2,156	1,845	17
Metals	92	93	(1)	197	176	12	2,141	1,892	13
Phosphates and Fertilizers	91	92	(1)	130	106	23	1,429	1,152	24
Food and Consumer	51	56	(9)	110	111	(1)	2,157	1,982	9
Total Merchandise	650	675	(4)	1,342	1,209	11	2,065	1,791	15

Coal	440	441	-	720	603	19	1,636	1,367	20
Coke and Iron Ore	23	21	10	42	30	40	1,826	1,429	28
Total Coal	463	462	-	762	633	20	1,646	1,370	20

Automotive	96	109	(12)	202	203	-	2,104	1,862	13

Other	-	-	-	59	59	-	-	-	-
Total Rail	1,209	1,246	(3)	2,365	2,104	12	1,956	1,689	16

International	253	292	(13)	123	133	(8)	486	455	7
Domestic	255	217	18	220	180	22	863	829	4
Other	-	-	-	5	5	-	-	-	-
Total Intermodal	508	509	-	348	318	9	685	625	10

Total	1,717	1,755	(2)%	$ 2,713	$ 2,422	12%	$ 1,580	$ 1,380	14%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Rail Results of Operations

Rail Operating Revenue

The Company was able to achieve continued pricing gains during first quarter 2008 predominantly due to the overall cost and service advantages that rail-based solutions provide versus other modes of transportation. These pricing gains, and higher fuel recovery due to higher fuel prices, more than offset volume weakness in housing construction, domestic automobile production and related markets.

Merchandise

Chemicals – Revenue and revenue-per-unit increases were driven primarily by improved pricing and increased fuel recovery.  Volume was down due to weakness in plastic shipments and chemicals used in construction.

Emerging Markets, Forest Products, and Food and Consumer – Volume declines in building products, appliances and aggregates, which include crushed stone, sand and gravel, were due to continued softness in residential construction and related markets.  Revenue-per-unit increases were driven by yield management initiatives and favorable fuel recoveries.

Agricultural Products – Gains in price and fuel surcharge coverage led to increases in revenue and revenue per unit.  Volume growth was due to strong demand for many of the commodities in this segment including feed ingredients, export grain, wheat, soybeans and vegetable oil.  Additionally, ethanol volumes rose substantially as a result of expanded use of ethanol in the northeastern United States.

Metals – Improved pricing and increased fuel recovery continue to drive revenue and revenue-per-unit gains.  Volumes were down slightly as weakness in sheet steel used for automobile production more than offset increases in scrap metal, semi-finished steel and pipe shipments.

Phosphates and Fertilizers – Revenue and revenue-per-unit increased due to favorable pricing actions and a rise in long-haul, high revenue per unit shipments.  Volume declines in short-haul phosphate shipments in Florida more than offset a trend of stronger fertilizer volumes due to increased crop plantings.

Coal

Sustained growth in yield, longer length of haul and improved fuel recovery positively influenced revenue and revenue-per-unit. Volumes increased in the export market due to strong overseas demand.  These gains were offset by weakness in utility shipments.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Automotive

Volume was down due to declines in vehicle production and vehicle sales, and a strike at a supplier to the automotive industry.  Revenue-per-unit improved due to price increases and higher fuel recoveries.

Rail Operating Expense

Labor and Fringe expenses increased $12 million.  This increase was primarily driven by wage and benefit inflation and higher incentive compensation.  Partially offsetting these increases were productivity gains from improved operations and lower volume, which resulted in a reduction of train crew headcount.

Materials, Supplies and Other expenses decreased $38 million. The primary driver was a decrease in train accident-related expenses from the prior year and a current year decrease in the cost associated with personal injuries.  These decreases were partially offset by inflation.

Fuel expense increased $156 million due to higher fuel prices which more than offset increased fuel efficiency.

Depreciation expense increased $6 million. A larger asset base related to higher capital spending was partially offset by lower depreciation rates resulting from asset life studies.

Equipment and Other Rents expense decreased $7 million primarily due to lower volumes which more than offset the impacts of inflation and asset utilization.

Gain on Insurance Recoveries of $2 million represents insurance recoveries related to Hurricane Katrina property damage and lost profits.  The decrease from last year’s quarter is due to timing of cash receipts.

First Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International - Revenue-per-unit increases were primarily driven by increased fuel recovery and yield management.  Volumes declined due to slowing imports and customer losses in 2007.

Domestic - Growth in transcontinental (coast-to-coast) shipments resulted in revenue and volume gains. Revenue-per-unit increases were primarily driven by increased fuel recovery as the favorable mix change from increased transcontinental business was largely offset by the growth in lower revenue-per-unit short-haul train services introduced in 2007.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intermodal Operating Expense

Intermodal operating expense increased due to higher inland transportation expense.  This was driven by higher fuel expense charged by CSXT for purchased transportation services and increased purchased transportation services from other railroads to support Intermodal’s coast-to-coast business.  These increases were partially offset by improved productivity.

Additional First Quarter Consolidated Results

Other Income

Other income increased $63 million to $55 million in first quarter 2008 due to higher income from real estate sales and a $30 million non-cash adjustment to correct equity earnings from a non-consolidated subsidiary.  The impact of this adjustment is expected to be immaterial in future reporting periods.

Interest Expense

Interest expense increased $20 million to $119 million due primarily to higher average debt balances in first quarter 2008.

Income Tax Expense

Income tax expense increased $73 million to $211 million, which was driven by higher operating income in first quarter 2008.

Net Earnings

Net earnings increased $111 million to $351 million, and earnings per diluted share increased $.33 to $.85.  Pricing gains and increased fuel recovery more than offset higher fuel expense.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material Changes in Consolidated Balance Sheets and Significant Cash Flow Statement Items

The following are material changes in the Consolidated Balance Sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Long-term debt increased nearly $1 billion due to debt issued at the end of the quarter.  For additional information, see Note 6, Debt and Credit Agreements, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

This $1 billion debt issuance also drove higher cash and cash equivalent balances, which increased $1.2 billion during first quarter 2008.  Cash provided by operating activities increased to $734 million due in part to strong earnings during the quarter.  These gains were offset by property additions of $446 million and share repurchases of $300 million.

Working Capital

Working capital can be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $710 million at March 2008, compared to a deficit of $180 million at December 2007.  The increase was primarily due to higher cash balances as a result of the recent $1 billion debt issuance.

The Company’s working capital balance varies from quarter to quarter due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances.  As a result, the working capital balance could return to a deficit in future periods.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  CSX has sufficient financial capacity, including the revolving line of credit and shelf registration, to manage its day-to-day cash requirements and any anticipated obligations.

Credit Ratings

Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay a debt obligation at maturity.  The ratings reflect many considerations, such as the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company’s cash flows to changes in the economy.  The two largest rating agencies, Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), use alphanumeric codes to designate their ratings.  The highest quality rating for long-term credit obligations is AAA+ and Aaa1 for S&P and Moody’s, respectively.  A security rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

CSX CORPORATION
ITEM 2:  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.”  Currently, the long-term ratings for CSX’s obligations are BBB- and Baa3 and have a stable outlook.  If CSX's credit ratings were to decline to lower levels, the Company could experience more significant increases in its interest cost for new debt.  In addition, the market’s demand, and thus the Company’s ability to readily issue new debt, could become further influenced by the economic and credit market environment.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period.  Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis.  Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	casualty, environmental and legal reserves;

•	pension and post-retirement medical plan accounting;

•	depreciation policies for assets under the group-life method; and

•	income taxes.

For further discussion of the Company’s critical accounting estimates, see the Company’s most recent Annual Report on Form 10-K.

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

•	Labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	Competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally;

•	The Company’s success in implementing its strategic plans and operational objectives and improving operating efficiency; and

•	Changes in operating conditions and costs or commodity concentrations.

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

ITEM 4:  CONTROLS AND PROCEDURES

As of March 28, 2008, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of first quarter 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to the Company’s settlements and other legal proceedings, see Note 5, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

For information regarding factors that could affect the Company’s results of operations, financial condition or liquidity, see the risk factors discussed under “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of CSX’s most recent Annual Report on Form 10-K.  See also “Forward-Looking Statements,” included in Item 2 of this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors previously disclosed in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION

ITEM 2: CSX PURCHASES OF EQUITY SECURITIES

CSX is required to disclose any purchases of its own common stock for the most recent quarter.  CSX purchases its own shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under 401(k) plans which cover certain union employees.

On March 17, 2008, CSX announced additional share repurchase authority of approximately $2.4 billion.  This is in addition to the remaining share repurchase authority under the 2007 program of $600 million for a new combined total of $3 billion.  CSX intends to complete all authorized share repurchases by year-end 2009.  The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price and other factors.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.

    Cumulatively since 2006 under various authorized repurchase programs, CSX has already bought approximately $2.9 billion of its outstanding common stock through the first quarter of 2008.  These actual repurchases along with the new authorization of $3 billion equal nearly $6 billion expected to be repurchased through 2009.

Share repurchase activity of $300 million for first quarter 2008 was as follows:

CSX CORPORATION

	CSX Purchases of Equity Securities for the Quarter

First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning First Quarter Balance				$ 874,363,982

January
(December 29, 2007 - January 25, 2008)	6,569,300	$ 42.03	6,569,300	$ 598,287,355

February
(January 26, 2008 - February 22, 2008)	540,700	$ 44.24	540,700	$ 574,368,036

March
(February 23, 2008 - March 17, 2008)	-	N/A	-	$ 574,368,036

Additional $2.4 billion authority granted				$ 3,000,000,000

March
(March 18, 2008 - March 28, 2008)	-	N/A	-	$ 3,000,000,000

Total/Ending Balance	7,110,000	$ 42.19	7,110,000	$ 3,000,000,000

CSX CORPORATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5: OTHER INFORMATION

The Company is voluntarily furnishing the following information:

On March 17, 2008, the Company filed a lawsuit against The Children’s Investment Master Fund (together with certain of its affiliates, “TCI”), 3G Capital Partners Ltd. (together with certain of its affiliates, “3G”) and certain of their affiliates (collectively, the “TCI Group”) in the United States District Court for the Southern District of New York alleging violations of federal securities laws, including violations of Sections 13(d) and 14(a) of the Securities Exchange Act of 1934.  The lawsuit alleges, among other things, that TCI and 3G have undisclosed plans with respect of CSX.  The lawsuit further alleges that TCI and 3G have employed swap agreements in order to evade the filing requirements of Section 13(d) and that their Section 14(a) and Section 13(d) filings concerning their collective 12.3 percent swap position in CSX shares are materially misleading.  The lawsuit further alleges that TCI’s and 3G’s disclosures in their Section 14(a) and Section 13(d) filings concerning their formation of a Section 13(d) group are false and misleading.

The complaint seeks an order (i) declaring that TCI and 3G failed to file disclosures as required by the Securities Exchange Act of 1934, (ii) directing TCI and 3G to file truthful and accurate Schedule 13D and Schedule 14A disclosures, (iii) enjoining TCI and 3G from acquiring additional shares of the Company until such truthful and accurate filings have been made, (iv) enjoining TCI and 3G from acquiring any Company shares referenced in swap arrangements to which they are party, (v) directing TCI and 3G to sell all Company shares acquired, and terminate all swaps referencing Company shares that TCI and 3G entered into, renewed or extended after the date by which TCI and 3G should have filed a Schedule 13D, and enjoining TCI and 3G from voting such shares at the Meeting, or alternatively, directing TCI and 3G to vote such shares in proportion with the votes of other shareholders of CSX, (vi) enjoining TCI and 3G from voting any proxies received prior to the date on which TCI’s and 3G’s filings complied with the requirements of Schedule 13D and Schedule 14A, as determined by the court, (vii) declaring that TCI’s and 3G’s notices with respect to the nomination of candidates for the Board and the two shareholder proposals are invalid as non-compliant with the Company’s bylaws, and (viii) granting leave to the Company to conduct expedited discovery regarding the above claims.  TCI and 3G have stated that they believe the claims to be without merit and intend to defend themselves vigorously.

CSX CORPORATION

On April 4, 2008, TCI and 3G each filed substantially similar counterclaims against the Company and Michael Ward, chairman, president and CEO of CSX.  The counterclaims allege, among other things, that (i) the 2007 long-term incentive plan target share awards to the Company’s named executive officers and over 600 other employees and the May 2007 stock grants to the Company’s non-employee directors under the CSX Corporation Stock Plan for Directors were made while the board of directors of CSX was in possession of material, non-public information, (ii) such awards and grants and the December 2007 stock grants to the Company’s non-employee directors were made in violation of the CSX Omnibus Incentive Plan, the Company’s insider trading policy, the code of ethics, the corporate governance guidelines and the bylaws, (iii) the Company’s proxy statement omits details regarding the bylaw amendments relating to shareholder requests for special meetings adopted in February 2008, which will be considered at the 2008 annual meeting of shareholders, including the requirement that the request come from holders of record, the requirement that the requesting shareholders hold the shares through the date of the requested meeting and other procedural requirements, (iv) the Company’s proxy statement mischaracterizes a special shareholder meeting shareholder proposal proposed by TCI and the purpose of the non-binding 2007 special shareholder meeting proposal, (v) the Company’s proxy materials mischaracterize the TCI Group’s intentions as seeking control and the TCI Group’s suggestions regarding limitations on capital spending, (vi) the Company’s proxy materials mischaracterize CSX’s reasons for filing the lawsuit, (vii) the February 2008 bylaw amendments violate Virginia law, and (viii) the Company’s proxy statement and other proxy materials are materially false and misleading and violate Section 14(a) of the Securities Exchange Act of 1934 because they fail to disclose such alleged items and include such mischaracterizations.

TCI and 3G seek an order (i) declaring that the Company failed to file disclosures required by Section 14(a) of the Securities Exchange Act of 1934, (ii) directing the Company to file truthful and accurate Schedule 14A disclosures at the personal expense of the current directors, (iii) declaring that the board of directors of CSX was in violation of Company policies and the bylaws, (iv) directing that the February 2008 bylaw amendments are void under Virginia law, (v) enjoining the proposal regarding the bylaw amendments relating to shareholder requests for special meetings adopted in February 2008 from being considered at the 2008 annual meeting of shareholders, (vi) enjoining the Company from voting any proxies received prior to the date on which the Company’s proxy statement is accurate and compliant, as determined by the court, (vii) enjoining the Company from committing violations of Rule 14a-9 promulgated under the Securities Exchange Act of 1934, and (viii) granting costs, including attorneys’ fees to TCI and 3G.  The Company believes the TCI and 3G counterclaims are without merit and will defend against them vigorously.

The outcome of the litigation cannot be predicted.

CSX CORPORATION

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
Dated: April 15, 2008