Form 10-Q
period 2008-06-27
CSX CORP
filed 2008-07-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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
Yes (  )    No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, June 27, 2008:  407,642,147 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2008
INDEX

		Page
PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters and Six Months Ended June 27, 2008
	and June 29, 2007

	Consolidated Balance Sheets -	4
	At June 27, 2008 (Unaudited) and December 28, 2007

	Consolidated Cash Flow Statements (Unaudited) -	5
	Six Months Ended June 27, 2008 and June 29, 2007

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management's Discussion and Analysis of Financial Condition	30
	and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4:	Controls and Procedures	46

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	46

Item 1A:	Risk Factors	46

Item 2:	CSX Purchases of Equity Securities	47

Item 3:	Defaults upon Senior Securities	48

Item 4:	Submission of Matters to a Vote of Security Holders	48

Item 5:	Other Information	48

Item 6:	Exhibits	49

Signature		49

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months
	2008	2007	2008	2007
Operating Revenue	$2,907	$2,530	$5,620	$4,952
Operating Expense:
Labor and Fringe	733	743	1,478	1,477
Materials, Supplies and Other	513	470	1,018	991
Fuel	537	316	978	600
Depreciation	227	222	449	443
Equipment and Other Rents	112	107	223	227
Inland Transportation	68	60	131	117
Total Operating Expense	2,190	1,918	4,277	3,855

Operating Income	717	612	1,343	1,097

Other Income and Expense
Other Income (Expense) - Net (Note 9)	6	3	61	(5)
Interest Expense	(133)	(101)	(252)	(200)
Earnings before Income Taxes	590	514	1,152	892

Income Tax Expense (Note 8)	(205)	(190)	(416)	(328)
Net Earnings	$385	$324	$736	$564

Per Common Share (Note 2)
Basic Earnings Per Share
Net Earnings	$0.95	$0.74	$1.82	$1.29

Earnings Per Share, Assuming Dilution
Net Earnings	$0.93	$0.71	$1.78	$1.23

Average Common Shares Outstanding (Thousands)	406,140	438,628	405,210	438,133

Average Common Shares Outstanding,
Assuming Dilution (Thousands)	415,090	458,923	415,137	461,049

Cash Dividends Paid Per Common Share	$0.18	$0.12	$0.33	$0.24

See accompanying notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 27,	December 28,
	2008	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,398	$368
Short-term Investments	79	346
Accounts Receivable, net of allowance for doubtful
accounts of $174 and $74, respectively	1,218	1,174
Materials and Supplies	247	240
Deferred Income Taxes	234	254
Other Current Assets	113	109
Total Current Assets	3,289	2,491

Properties	29,652	28,999
Accumulated Depreciation	(7,454)	(7,219)
Properties - Net	22,198	21,780

Investment in Conrail (Note 12)	650	639
Affiliates and Other Companies	393	365
Other Long-term Assets	258	259
Total Assets	$26,788	$25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,008	$976
Labor and Fringe Benefits Payable	466	461
Casualty, Environmental and Other Reserves (Note 4)	242	247
Current Maturities of Long-term Debt (Note 6)	581	785
Short-term Debt	3	2
Income and Other Taxes Payable	111	113
Other Current Liabilities	79	87
Total Current Liabilities	2,490	2,671

Casualty, Environmental and Other Reserves (Note 4)	614	624
Long-term Debt (Note 6)	7,396	6,470
Deferred Income Taxes	6,263	6,096
Other Long-term Liabilities	952	988
Total Liabilities	17,715	16,849

Shareholders' Equity:
Common Stock, $1 Par Value	408	408
Other Capital	13	37
Retained Earnings (Note 1)	8,973	8,565
Accumulated Other Comprehensive Loss	(321)	(325)
Total Shareholders' Equity	9,073	8,685
Total Liabilities and Shareholders' Equity	$26,788	$25,534

See accompanying notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Six Months
	2008	2007
OPERATING ACTIVITIES
Net Earnings	$736	$564
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	456	448
Deferred Income Taxes	201	51
Other Operating Activities	(30)	43
Changes in Operating Assets and Liabilities:
Accounts Receivable	(44)	3
Other Current Assets	(16)	(79)
Accounts Payable	35	(9)
Income and Other Taxes Payable	9	129
Other Current Liabilities	(4)	(75)
Net Cash Provided by Operating Activities	1,343	1,075

INVESTING ACTIVITIES
Property Additions	(912)	(824)
Purchases of Short-term Investments	(25)	(1,445)
Proceeds from Sales of Short-term Investments	280	1,504
Other Investing Activities	(1)	(2)
Net Cash Used in Investing Activities	(658)	(767)

FINANCING ACTIVITIES
Short-term Debt - Net	1	-
Long-term Debt Issued (Note 6)	1,000	1,000
Long-term Debt Repaid (Note 6)	(176)	(675)
Dividends Paid	(134)	(106)
Stock Options Exercised (Note 3)	65	130
Shares Repurchased (Note 1)	(453)	(727)
Other Financing Activities	42	37
Net Cash Provided by (Used in) Financing Activities	345	(341)

Net Increase (Decrease) in Cash and Cash Equivalents	1,030	(33)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	368	461
Cash and Cash Equivalents at End of Period	$1,398	$428

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

CSX’s principal operating company, CSX Transportation, Inc. (“CSXT”), provides a crucial link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  CSX Intermodal, Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and six months ended June 27, 2008 and June 29, 2007;

•	Consolidated balance sheets at June 27, 2008 and December 28, 2007; and

•	Consolidated cash flow statements for the six months ended June 27, 2008 and June 29, 2007.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Beginning in 2008, certain items have been reclassified within the income statement.  These reclassifications include reclassifying all items within other operating income and certain items within other income into the Rail segment.  As a result of this change, CSX consolidated operating income and Surface Transportation operating income are now the same; therefore, the Company no longer reports separate Surface Transportation results. The Rail segment was not materially impacted by these reclassifications.  Certain prior-year data have been reclassified to conform to the 2008 presentation.

Additionally, beginning in 2008 the Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  These amounts were $39 million and $27 million for second quarters 2008 and 2007, respectively, and $75 million and $52 million for six months 2008 and 2007, respectively.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements.  CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent Annual Report on Form 10-K, its most recent Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2008 and 2007 consisted of 13 weeks ending on June 27, 2008 and June 29, 2007, respectively.

•	The six month periods of 2008 and 2007 consisted of 26 weeks ending on June 27, 2008 and June 29, 2007, respectively.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX’s fiscal periods ending June 27, 2008 or June 29, 2007, and references to year-end indicate the fiscal year ending December 28, 2007.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Comprehensive Earnings

Comprehensive earnings is defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  For CSX, differences between net income and comprehensive earnings consist primarily of adjustments for pension and other post-retirement liabilities.  Comprehensive earnings were $387 million and $331 million for second quarters 2008 and 2007 respectively, and $740 million and $573 million for six months 2008 and 2007, respectively.

Share Repurchases

In March 2008, CSX announced additional share repurchase authority of approximately $2.4 billion.  This is in addition to the remaining share repurchase authority under the 2007 program of approximately $600 million for a new combined total of $3 billion.  CSX intends to complete all authorized share repurchases by year-end 2009.  The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price and other factors.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.

Cumulatively since 2006 under various publicly announced repurchase programs, CSX has repurchased approximately $3.1 billion of its outstanding common stock through the second quarter of 2008.  These repurchases, along with the remaining $2.8 billion available under the new authority granted in March 2008, equal nearly $6 billion expected to be repurchased through 2009.

Total share repurchases under all publicly announced plans were as follows:

	Second Quarters		Six Months
(In Millions)	2008	2007	2008	2007
Number of Shares Repurchased	2	12	9	17
Value of Shares Repurchased(a)	$151	$548	$451	$727

(a)
The difference between shares repurchased on the cash flow statement for six months 2008 of $453 versus the $451 noted in the table above is $2 million of shares repurchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

Dividends

On June 25, 2008, CSX announced a 22 percent increase to its quarterly cash dividend to 22 cents per share payable on September 15, 2008 to shareholders of record on September 1, 2008.  With this dividend increase, CSX will have more than tripled its quarterly dividend since the end of 2005.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Retained Earnings

During first quarter 2008, CSX's other capital balance was reduced to zero as a result of share repurchases. As noted in Accounting Principles Board (“APB”) Opinion 6, Status of Accounting Research Bulletins, CSX’s other capital balance cannot be negative.  As a result, retained earnings was reduced by $192 million, which represented share repurchases occurring after the other capital balance had been reduced to zero.  Generally, retained earnings is only impacted by net earnings and dividends.

During second quarter 2008, CSX’s other capital regained a positive balance of $13 million as transactions during the second quarter that increase other capital, such as stock option exercises and debt converted into CSX common stock, more than offset the impact of share repurchases.  As a result, retained earnings was not affected during the second quarter by share repurchases.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2008	2007	2008	2007
Numerator (Millions):
Net Earnings	$385	$324	$736	$564
Interest Expense on Convertible Debt - Net of Tax	-	1	1	2
Net Earnings, If-Converted	385	325	737	566

Denominator (Thousands):
Average Common Shares Outstanding	406,140	438,628	405,210	438,133
Convertible Debt	3,729	13,711	4,723	16,583
Stock Option Common Stock Equivalents (a)	4,170	5,247	4,266	5,396
Other Potentially Dilutive Common Shares	1,051	1,337	938	937
Average Common Shares Outstanding, Assuming Dilution	415,090	458,923	415,137	461,049

Basic Earnings Per Share	$0.95	$0.74	$1.82	$1.29

Earnings Per Share, Assuming Dilution	$0.93	$0.71	$1.78	$1.23

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

Basic earnings per share is based upon the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•	convertible debt,

•	employee stock options, and

•	other equity awards, which include unvested restricted stock and long-term incentive awards.

Emerging Issues Task Force (EITF) 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, requires CSX to include additional shares in the computation of earnings per share, assuming dilution.  The amount included in diluted earnings per share represents the number of shares that would be issued if all of CSX’s outstanding convertible debentures were converted into CSX common stock.

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted when conversions occur on a weighted average basis.  During second quarters 2008 and 2007, $102 million and $337 million, respectively, of face value of convertible debentures were converted into 4 million and 12 million shares of CSX common stock, respectively.  As of June 2008, $47 million of convertible debentures at face value remained outstanding, convertible into 2 million shares of CSX common stock.

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

On May 6 2008, 340,000 target performance units were granted to certain layers of management under a new long-term incentive plan adopted under the CSX Omnibus Incentive Plan.  This plan provides for a three-year cycle ending in fiscal year 2010.  Similar to the two existing plans, the financial target upon which payments are based is operating ratio, which is defined as operating expenses divided by operating revenue and is calculated excluding certain non-recurring items.  Target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original target grant based upon CSX’s attainments of preestablished operating ratio targets for fiscal year 2010.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Second Quarters		Six Months
(Dollars in Millions)	2008	2007	2008	2007
Share-Based Compensation Expense	$10	$16	$24	$31
Income Tax Benefit	4	6	9	12

The following table provides information about stock options exercised.

	Second Quarters		Six Months
(In Thousands)	2008	2007	2008	2007
Number of Stock Options Exercised	1,562	2,156	3,420	6,474

As of May 2008, all options are vested and therefore there will be no future expense related to these options.  As of June 2008, CSX had approximately 8 million stock options outstanding.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	June 27, 2008			December 28, 2007
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty	$149	$403	$552	$157	$389	$546
Separation	16	80	96	16	87	103
Environmental	43	55	98	42	58	100
Other	34	75	109	32	90	122
Total	$242	$613	$855	$247	$624	$871

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

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”).  These reserves fluctuate with independent third party estimates, which are reviewed by management, and the timing of payments.  Most of the claims were related to CSXT unless otherwise noted.

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

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third- party injuries.  Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”).  In addition to FELA liabilities, employees of other CSX subsidiaries are covered by various state workers' compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

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

Occupational

Occupational claims arise from allegations of exposure to certain materials in the workplace, such as asbestos, solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 249 environmentally impaired sites.  Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

NOTE 5.    Commitments and Contingencies

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 46% of CSXT’s fleet of locomotives.  The agreement is based upon the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement expires no earlier than 2028 and may last until 2031 depending upon when certain locomotives are placed in service.   The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance schedules are revised.  CSXT may terminate the agreement at its option after 2012, although such action would trigger significant liquidated damages provisions.

The following table summarizes CSXT’s payments under the long-term maintenance program:

	Second Quarters		Six Months
(Dollars in Millions)	2008	2007	2008	2007
Amounts Paid	$64	$51	$125	$101

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption, with substantial limits.  A certain amount of risk is retained by the Company on each of the casualty and property programs.  Specifically, the Company has a $25 million deductible for each of the casualty and non-catastrophic property programs and a $50 million deductible for the catastrophic property program.  These deductibles only apply to the first event.  If a catastrophic property or liability event occurs in excess of the Company’s deductible and the Company does not elect to purchase additional insurance coverage, then the deductible for the second covered event will equal the amount of the claim in the first event.  For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 7, Hurricane Katrina.

Guarantees

CSX and certain of its subsidiaries are contingently liable, individually and jointly with others, as guarantors of approximately $58 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its current and former business operations.  Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms.  Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to, or to perform certain actions for, the beneficiary of the guarantee based on another entity’s failure to perform.

As of second quarter 2008, the Company’s guarantees primarily related to the following:

•
Guarantee of approximately $50 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction.  CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee.   Management does not expect that the Company will be required to make any payments under this guarantee for which CSX will not be reimbursed.   CSX’s obligation under this guarantee will be completed in 2012.

•
Guarantee of approximately $8 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable.  CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations.  CSX’s obligation under this guarantee will be completed in 2011.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

As of second quarter 2008, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts.

Fuel Surcharge Antitrust Litigation

Since May 2007, at least 30 putative class action suits have been filed in various federal district courts against CSXT and the four other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief.  All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.  One additional lawsuit has been filed by an individual shipper.  The class action suits have been consolidated in federal district court in the District of Columbia.

In July 2007, CSXT received a grand jury subpoena from the New Jersey Office of the Attorney General seeking information related to the same fuel surcharges that are the subject of the civil actions.  In July 2008, the New Jersey Office of the Attorney General formally notified CSXT that it had decided not to proceed with its investigation at this time.  It is possible that the New Jersey Attorney General could reopen the investigation or that other federal or state agencies could initiate investigations into similar matters.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Other Legal Proceedings

In addition to the matter described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s results of operations, financial condition or liquidity in a particular quarter or fiscal year.

NOTE 6.    Debt and Credit Agreements

Total activity related to long-term debt for six months 2008 was as follows:

(Dollars in Millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 28, 2007	$785	$6,470	$7,255
2008 activity:
Issued	-	1,000	1,000
Repaid	(176)	-	(176)
Reclassifications	71	(71)	-
Converted into CSX stock	(127)	-	(127)
Discount amortization and other	28	(3)	25
Total long-term debt at June 27, 2008	$581	$7,396	$7,977

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility expiring in 2012.  As of June 2008, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Hurricane Katrina

In August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast, including damage to track infrastructure and bridges.  Operations were returned to pre-hurricane conditions by the end of first quarter 2006.  In 2005, the Company had insurance coverage of $535 million, after a $25 million deductible (per occurrence), for fixed asset replacement, incremental expenses, and lost profits.  Management’s loss estimate is approximately $450 million.  Through June 2008, the Company had collected insurance payments of $373 million.

On May 23, 2008, the Company filed a lawsuit in federal court against a number of companies that provide insurance and reinsurance coverage to the Company.  The insurance companies have refused to cover certain losses totaling approximately $50 million that the Company has incurred as a result of Hurricane Katrina and which the Company believes are covered by the policies at issue.  The specific claims relate to lost profits following the storm, costs associated with replacing two diesel locomotives and claims adjustment expenses.  The Company has asked the court to determine whether its damages are covered by the policies.  If the Company prevails, a separate proceeding will determine the amount of the Company’s recovery.

Gains on insurance from claims related to Hurricane Katrina are attributable to recovering amounts in excess of the net book value of damaged fixed assets and to recording recoveries related to lost profits.  These gains, which are included in materials, supplies and other, were as follows:

	Second Quarters		Six Months
(Dollars in Millions)	2008	2007	2008	2007
Gain on Insurance Recoveries	$3	$-	$5	$18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Income Taxes

As of June 2008 and December 2007, the Company had approximately $44 million and $58 million of total unrecognized tax benefits before federal tax benefits.  Of these balances, $38 million and $50 million, respectively, could favorably affect the effective tax rate.  The Company estimates that approximately $6 million of the net unrecognized tax benefits as of June 2008 for various state and federal income tax matters will be resolved with the settlement of audits over the next 12 months.  The final outcome of these uncertain tax positions, however, is not yet determinable.

During second quarter 2008, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004 through 2006.  Various state income tax examinations for these and earlier periods remain open.  As a result of this IRS examination and the resolution of other income tax matters in the second quarter, the Company recorded an income tax benefit of $18 million.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  As of June 2008 and December 2007, the Company had a $2 million receivable and a $4 million payable respectively, accrued for interest and penalties.  The $6 million change to the accrual is a result of the resolution of various income tax matters.

NOTE 9.    Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

	Second Quarters		Six Months
(Dollars in Millions)	2008	2007	2008	2007
Interest Income(a)	$13	$15	$21	$28
Income (Expense) from Real Estate and	(8)	2	6	(14)
Resort Operations(b)
Miscellaneous(c)	1	(14)	34	(19)
Total Other Income (Expense) - Net	$6	$3	$61	$(5)

(a)	Interest income includes amounts earned from CSX’s cash, cash equivalents and investments.

(b)
Income from real estate and resort operations includes the results of operations of the Company’s real estate sales, leasing, acquisition and management and development activities as well as the results of operations from CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia.  Income from real estate may fluctuate as a function of timing of real estate sales. Resort operations were down in 2008 due to decreased group business.

(c)
Miscellaneous income is comprised of equity earnings, minority interest, investment gains and losses and other non-operating activities. In last year’s second quarter, CSX recognized $10 million of expense for an early redemption premium and the write-off of debt issuance costs. For the first six months of 2008, CSX recorded a non-cash adjustment to correct equity earnings from a non-consolidated subsidiary.  This correction resulted in additional income of $30 million.  The impact of this adjustment was immaterial to second quarter 2008 and is expected to be immaterial in future reporting periods.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Business Segments

The Company’s consolidated operating income results are comprised of two business segments: Rail and Intermodal.  The Rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies, in CSX’s most recent Annual Report on Form 10-K.

Certain segment information has been reclassified to conform to current year  presentation.  See Note 1, Significant Accounting Policies, for further details.  Business segment information for second quarters 2008 and 2007 is as follows:

(Dollars in Millions)	Rail(a)	Intermodal	Total Operating

Second Quarter - 2008
Revenues from External Customers	$2,522	$385	$2,907
Segment Operating Income	641	76	717

Second Quarter - 2007
Revenues from External Customers	$2,187	$343	$2,530
Segment Operating Income	541	71	612

Six Months - 2008
Revenues from External Customers	$4,887	$733	$5,620
Segment Operating Income	1,206	137	1,343

Six Months - 2007
Revenues from External Customers	$4,291	$661	$4,952
Segment Operating Income	977	120	1,097

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly upon years of service and compensation rates near retirement.  For employees hired after December 31, 2002, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pays credits based upon age, service and compensation.

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

The following table describes the components of expense/(income) related to net periodic benefit cost:

	Pension Benefits
(Dollars in Millions)	Second Quarters		Six Months
	2008	2007	2008	2007
Service Cost	$9	$9	$17	$17
Interest Cost	30	29	60	57
Expected Return on Plan Assets	(36)	(30)	(72)	(59)
Amortization of Prior Service Cost	-	1	1	2
Amortization of Net Loss	6	7	11	15
Net Periodic Benefit Cost	$9	$16	$17	$32

	Other Post-retirement Benefits
(Dollars in Millions)	Second Quarters		Six Months
	2008	2007	2008	2007
Service Cost	$1	$2	$3	$3
Interest Cost	5	5	10	10
Amortization of Prior Service Cost	-	(2)	(1)	(3)
Amortization of Net Loss	1	1	2	2
Net Periodic Benefit Cost	$7	$6	$14	$12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc. (“Conrail”).  CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests.  Pursuant to APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, CSX applies the equity method of accounting to its investment in Conrail.  Conrail’s equity earnings are included in materials, supplies and other in the consolidated income statements.

As required by SFAS 57, Related Party Disclosures, the Company has identified below amounts owed to Conrail, or its affiliates, representing liabilities under operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which are included in long-term debt on the consolidated balance sheets.

	June 27,	December 28,
(Dollars in Millions)	2008	2007
Balance Sheet Information:
CSX Payable to Conrail (a)	$58	$49
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035 (b)	$73	$73
4.52% CSXT Promissory Note due March 2035 (b)	$23	$23

(a) Included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.
(b) Included on the consolidated balance sheet of CSX as long-term debt.

Interest expense from the promissory notes with a subsidiary of Conrail and Conrail rents, fees, and services expense was as follows:

	Second Quarters		Six Months
(Dollars in Millions)	2008	2007	2008	2007
Income Statement Information:
Interest Expense Related to Conrail	$1	$1	$2	$2
Conrail Rents, Fees and Services (a)	$27	$23	$53	$46

(a)
Conrail rents, fees and services represent expenses paid to Conrail related to right-of-way usage fees, equipment rental, other service related charges and fair value write-up amortization.  These amounts have been included in materials, supplies and other on the consolidated income statements.  The amounts disclosed above do not include CSX’s 42% portion of Conrail’s earnings, which are also included in materials, supplies and other and amounted to $5 million and $3 million for second quarters 2008 and 2007, respectively, and $10 million and $6 million for six months 2008 and 2007, respectively.

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

Condensed consolidating financial information for the obligor and parent guarantor is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Quarter Ended June 27, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$2,501	$439	$(33)	$2,907
Operating Expense	(33)	1,929	324	(30)	2,190
Operating Income	33	572	115	(3)	717

Equity in Earnings of Subsidiaries	421	-	-	(421)	-
Other Income (Expense)	24	20	4	(42)	6
Interest Expense	(138)	(34)	(6)	45	(133)

Earnings from Continuing Operations before
Income Taxes	340	558	113	(421)	590
Income Tax Benefit (Expense)	45	(208)	(42)	-	(205)
Net Earnings	$385	$350	$71	$(421)	$385

Quarter Ended June 29, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$2,178	$380	$(28)	$2,530
Operating Expense	(49)	1,715	278	(26)	1,918
Operating Income	49	463	102	(2)	612

Equity in Earnings of Subsidiaries	356	-	-	(356)	-
Other Income (Expense)	85	24	3	(109)	3
Interest Expense	(140)	(61)	(11)	111	(101)

Earnings from Continuing Operations before
Income Taxes	350	426	94	(356)	514
Income Tax Benefit (Expense)	(26)	(157)	(7)	-	(190)
Net Earnings	$324	$269	$87	$(356)	$324

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Six Months Ended June 27, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$4,845	$845	$(70)	$5,620
Operating Expense	(90)	3,792	639	(64)	4,277
Operating Income	90	1,053	206	(6)	1,343

Equity in Earnings of Subsidiaries	792	-	-	(792)	-
Other Income (Expense)	64	90	11	(104)	61
Interest Expense	(272)	(77)	(13)	110	(252)

Earnings from Continuing Operations before
Income Taxes	674	1,066	204	(792)	1,152
Income Tax Benefit (Expense)	62	(401)	(77)	-	(416)
Net Earnings	$736	$665	$127	$(792)	$736

Six Months Ended June 29, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$4,274	$733	$(55)	$4,952
Operating Expense	(104)	3,445	564	(50)	3,855
Operating Income	104	829	169	(5)	1,097

Equity in Earnings of Subsidiaries	599	-	-	(599)	-
Other Income (Expense)	147	48	21	(221)	(5)
Interest Expense	(279)	(125)	(22)	226	(200)

Earnings from Continuing Operations before
Income Taxes	571	752	168	(599)	892
Income Tax Benefit (Expense)	(7)	(280)	(41)	-	(328)
Net Earnings	$564	$472	$127	$(599)	$564

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
June 27, 2008	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$1,292	$75	$31	$-	$1,398
Short-term Investments	16	-	63	-	79
Accounts Receivable - Net	7	1,149	62	-	1,218
Materials and Supplies	-	235	12	-	247
Deferred Income Taxes	17	218	(1)	-	234
Other Current Assets	448	84	(300)	(119)	113
Total Current Assets	1,780	1,761	(133)	(119)	3,289

Properties	6	28,195	1,451	-	29,652
Accumulated Depreciation	(9)	(6,580)	(865)	-	(7,454)
Properties - Net	(3)	21,615	586	-	22,198

Investment in Conrail	-	-	650	-	650
Affiliates and Other Companies	-	507	(114)	-	393
Investment in Consolidated Subsidiaries	15,168	-	37	(15,205)	-
Other Long-term Assets	56	193	65	(56)	258
Total Assets	$17,001	$24,076	$1,091	$(15,380)	$26,788

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$105	$838	$65	$-	$1,008
Labor and Fringe Benefits Payable	36	384	46	-	466
Payable to Affiliates	864	1,208	(2,000)	(72)	-
Casualty, Environmental and Other Reserves	-	220	22	-	242
Current Maturities of Long-term Debt	469	105	7	-	581
Short-term Debt	-	3	-	-	3
Income and Other Taxes Payable	(4)	591	(476)	-	111
Other Current Liabilities	4	66	56	(47)	79
Total Current Liabilities	1,474	3,415	(2,280)	(119)	2,490

Casualty, Environmental and Other Reserves	-	550	64	-	614
Long-term Debt	6,229	1,158	9	-	7,396
Deferred Income Taxes	(356)	6,470	149	-	6,263
Long-term Payable to Affiliates	-	-	56	(56)	-
Other Long-term Liabilities	581	516	(104)	(41)	952
Total Liabilities	7,928	12,109	(2,106)	(216)	17,715

Shareholders' Equity:
Common Stock, $1 Par Value	408	181	-	(181)	408
Other Capital	13	5,555	2,715	(8,270)	13
Retained Earnings	8,973	6,268	529	(6,797)	8,973
Accumulated Other Comprehensive Loss	(321)	(37)	(47)	84	(321)
Total Shareholders' Equity	9,073	11,967	3,197	(15,164)	9,073
Total Liabilities and Shareholders' Equity	$17,001	$24,076	$1,091	$(15,380)	$26,788

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
December 28, 2007	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$298	$55	$15	$-	$368
Short-term Investments	270	-	76	-	346
Accounts Receivable - Net	10	1,069	95	-	1,174
Materials and Supplies	-	230	10	-	240
Deferred Income Taxes	23	232	(1)	-	254
Other Current Assets	25	60	96	(72)	109
Total Current Assets	626	1,646	291	(72)	2,491

Properties	6	27,606	1,387	-	28,999
Accumulated Depreciation	(9)	(6,400)	(810)	-	(7,219)
Properties - Net	(3)	21,206	577	-	21,780

Investment in Conrail	-	-	639	-	639
Affiliates and Other Companies	-	470	(105)	-	365
Investment in Consolidated Subsidiaries	14,524	-	34	(14,558)	-
Other Long-term Assets	(50)	203	162	(56)	259
Total Assets	$15,097	$23,525	$1,598	$(14,686)	$25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$90	$799	$87	$-	$976
Labor and Fringe Benefits Payable	36	374	51	-	461
Payable to Affiliates	747	1,325	(2,000)	(72)	-
Casualty, Environmental and Other Reserves	-	226	21	-	247
Current Maturities of Long-term Debt	669	111	5	-	785
Short-term Debt	-	2	-	-	2
Income and Other Taxes Payable	(761)	572	302	-	113
Other Current Liabilities	8	72	7	-	87
Total Current Liabilities	789	3,481	(1,527)	(72)	2,671

Casualty, Environmental and Other Reserves	-	540	84	-	624
Long-term Debt	5,229	1,230	11	-	6,470
Deferred Income Taxes	(176)	6,291	(19)	-	6,096
Long-term Payable to Affiliates	-	-	56	(56)	-
Other Long-term Liabilities	570	541	(85)	(38)	988
Total Liabilities	6,412	12,083	(1,480)	(166)	16,849

Shareholders' Equity:
Common Stock, $1 Par Value	408	181	-	(181)	408
Other Capital	37	5,525	2,705	(8,230)	37
Retained Earnings	8,565	5,769	420	(6,189)	8,565
Accumulated Other Comprehensive Loss	(325)	(33)	(47)	80	(325)
Total Shareholders' Equity	8,685	11,442	3,078	(14,520)	8,685
Total Liabilities and Shareholders' Equity	$15,097	$23,525	$1,598	$(14,686)	$25,534

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Six Months Ended June 27, 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$391	$1,325	$(191)	$(182)	$1,343

Investing Activities
Property Additions	1	(873)	(40)	-	(912)
Purchases of Short-term Investments	(25)	-	-	-	(25)
Proceeds from Sales of Short-term Investments	280	-	-	-	280
Other Investing Activities	(247)	(11)	220	37	(1)
Net Cash Provided by (Used in) Investing Activities	9	(884)	180	37	(658)

Financing Activities
Short-term Debt - Net	-	1	-	-	1
Long-term Debt Issued	1,000	-	-	-	1,000
Long-term Debt Repaid	(89)	(87)	-	-	(176)
Dividends Paid	(137)	(162)	(14)	179	(134)
Stock Options Exercised	65	-	-	-	65
Shares Repurchased	(453)	-	-	-	(453)
Other Financing Activities	208	(173)	41	(34)	42
Net Cash Provided by (Used in) Financing Activities	594	(421)	27	145	345

Net Increase (Decrease) in Cash and Cash Equivalents	994	20	16	-	1,030
Cash and Cash Equivalents at Beginning of Period	298	55	15	-	368
Cash and Cash Equivalents at End of Period	$1,292	$75	$31	$-	$1,398

	CSX	CSX
Six Months Ended June 29, 2007	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(53)	$1,224	$56	$(152)	$1,075

Investing Activities
Property Additions	-	(779)	(45)	-	(824)
Purchases of Short-term Investments	(1,445)	-	-	-	(1,445)
Proceeds from Sales of Short-term Investments	1,504	-	-	-	1,504
Other Investing Activities	(51)	179	(183)	53	(2)
Net Cash (Used in) Provided by Investing Activities	8	(600)	(228)	53	(767)

Financing Activities
Short-term Debt - Net	-	-	-	-	-
Long-term Debt Issued	1,000	-	-	-	1,000
Long-term Debt Repaid	(600)	(79)	4	-	(675)
Dividends Paid	(108)	(60)	(14)	76	(106)
Stock Options Exercised	130	-	-	-	130
Shares Repurchased	(727)	-	-	-	(727)
Other Financing Activities	320	(473)	167	23	37
Net Cash (Used in) Provided by Financing Activities	15	(612)	157	99	(341)

Net (Decrease) Increase in Cash and Cash Equivalents	(30)	12	(15)	-	(33)
Cash and Cash Equivalents at Beginning of Period	416	17	28	-	461
Cash and Cash Equivalents at End of Period	$386	$29	$13	$-	$428

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company provides customers access to a modern transportation network that connects ports, production facilities and distribution centers to markets in the Northeast, Midwest and the rapidly growing southern states.  The Company transports a diversified portfolio of products, from coal to new energy sources such as ethanol, from automobiles produced by traditional American manufacturers to “new domestic” factories owned by European, Japanese and Korean automotive companies, and from chemicals to consumer electronics. Additionally, the Company serves every major market in the eastern United States and has direct access to all Atlantic and Gulf Coast ports, as well as the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  Furthermore, the Company has access to Pacific ports through alliances with western railroads. Overall, the CSXT transportation network encompasses approximately 21,000 route miles of track in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec.

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

In addition to the ONE Plan, the Company continues to implement its Total Service Integration initiative, which aims to better align the Company’s capabilities with customer demands.  Total Service Integration aims to optimize train size and increase asset utilization while delivering more reliable service to customers.

These initiatives delivered strong results for shareholders while higher levels of customer service have led to improved pricing.  These efforts combined with operational efficiencies have resulted in substantial improvements in CSX’s operating income and operating ratio since 2004.

In addition to driving better financial results to create value for shareholders, CSX also employs a balanced approach in deploying its capital for the benefit of shareholders.  This approach includes strategic investment, share repurchases and dividends.  Through this balanced use of financial resources, CSX will strive to capitalize on an economic environment that is increasingly favoring rail transportation.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2008 HIGHLIGHTS

•	All-time record revenue of $2.9 billion grew $377 million or 15%.

•	Expenses increased $272 million or 14% to $2.2 billion driven primarily by rising fuel costs.

•	Operating income was an all-time quarterly record at $717 million, an increase of $105 million or 17%.

CSX achieved record quarterly revenue, operating income and earnings per share from continuing operations after adjusting for stock splits.  Revenue and revenue-per-unit increased 15% and 18%, respectively, driven by the value CSX provides to its customers through better service as well as higher fuel recovery due to higher fuel prices.  The Company was able to achieve pricing gains predominantly due to the overall cost advantages that the Company’s rail-based solutions provide to customers versus other modes of transportation.

These strong results in revenue were achieved despite a 3% overall decline in volume, which was primarily driven by continued weakness in housing construction, domestic automotive production and related markets.  Certain lines of business, though, such as coal, agricultural products, metals and phosphates and fertilizers, still showed volume growth during the quarter, highlighting the benefit of providing diversified shipping services.  Expenses increased 14% during second quarter 2008 driven by a 70% increase in fuel due to the effects of rising fuel prices.  All other expenses only increased 3%.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 35 through 37.

In addition to the Company’s strong financial results, leadership and continued execution of established safety programs delivered a quarterly record train accident frequency index of 2.36.  Additionally, CSX achieved a personal injury frequency index of 1.25 for the quarter.  Although the index increased versus the prior year quarter, performance remained at historically strong levels.  The company remains committed to its safety program, which has a proven track record of improving results, and expects continued improvement in safety performance.

Several key operating measures were unfavorable in second quarter 2008. Performance was impacted somewhat by flooding in the Midwest and by the surge in export coal demand.  The resulting volume increases strained resources and created congestion in key export lanes connecting coal production to coal piers on the coast.  Actions have been taken to position additional resources where required to handle continued strong demand for CSX service.  On-time originations and arrivals both declined 6% versus prior year.  Average train velocity declined 2% to 20 miles per hour for the quarter.  System dwell, the average number of hours a rail car spends in a terminal, improved to 23.3 hours or 1% reflecting improved terminal performance.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)		Second Quarters		Improvement
		2008	2007	(Decline)%
Service
Measurements	FRA Personal Injuries Frequency Index	1.25	1.02	(23)%

	FRA Train Accident Rate	2.36	2.66	11

	On-Time Train Originations	75.2%	79.9%	(6)
	On-Time Destination Arrivals	65.2%	69.0%	(6)

	Dwell	23.3	23.5	1
	Cars-On-Line	224,460	223,052	(1)

	System Train Velocity	20.0	20.4	(2)

				Increase/
				(Decrease)
Resources	Route Miles	21,224	21,225	-%
	Locomotives (owned and long-term leased)	4,098	3,946	4
	Freight Cars (owned and long-term leased)	92,083	97,487	(6)%

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

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Results of Operations(Unaudited)(a)
(Dollars in Millions)
Second Quarters

	Rail(b)		Intermodal		Operating Income
	2008	2007	2008	2007	2008	2007	$ Change
Revenue	$2,522	$2,187	$385	$343	$2,907	$2,530	$377
Operating Expense:
Labor and Fringe	714	723	19	20	733	743	10
Materials, Supplies and Other (c)	462	426	51	44	513	470	(43)
Fuel (c)	536	314	1	2	537	316	(221)
Depreciation	220	213	7	9	227	222	(5)
Equipment and Other Rents	86	80	26	27	112	107	(5)
Inland Transportation	(137)	(110)	205	170	68	60	(8)
Total Expense	1,881	1,646	309	272	2,190	1,918	(272)
Operating Income	$641	$541	$76	$71	$717	$612	$105

Operating Ratio	74.6%	75.3%	80.3%	79.3%	75.3%	75.8%

(a)
Beginning in 2008, certain items have been reclassified within the income statement.  These reclassifications include reclassifying all items within other operating income and certain items within other income into the Rail segment. As a result of this change, CSX consolidated operating income and Surface Transportation operating income are now the same; therefore, the Company no longer reports separate Surface Transportation results. The Rail segment was not materially impacted by these reclassifications.  Certain prior-year data have been reclassified to conform to the 2008 presentation.

(b)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

(c)
Beginning in 2008, the Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For second quarters 2008 and 2007, these amounts were $39 million and $27 million, respectively.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters

	Volume			Revenue			Revenue Per Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change
Chemicals	129	134	(4)%	$377	$327	15%	$2,922	$2,440	20%
Emerging Markets	119	136	(13)	170	164	4	1,429	1,206	18
Forest Products	83	92	(10)	187	188	(1)	2,253	2,043	10
Agricultural Products	108	103	5	246	191	29	2,278	1,854	23
Metals	96	94	2	210	182	15	2,188	1,936	13
Phosphates and Fertilizers	91	89	2	128	104	23	1,407	1,169	20
Food and Consumer	50	55	(9)	114	112	2	2,280	2,036	12
Total Merchandise	676	703	(4)	1,432	1,268	13	2,118	1,804	17

Coal	450	442	2	777	607	28	1,727	1,373	26
Coke and Iron Ore	27	24	13	47	31	52	1,741	1,292	35
Total Coal	477	466	2	824	638	29	1,727	1,369	26

Automotive	92	119	(23)	205	223	(8)	2,228	1,874	19

Other	-	-	-	61	58	5	-	-	-
Total Rail	1,245	1,288	(3)	2,522	2,187	15	2,026	1,698	19

International	262	300	(13)	137	140	(2)	523	467	12
Domestic	268	239	12	242	198	22	903	828	9
Other	-	-	-	6	5	20	-	-	-
Total Intermodal	530	539	(2)	385	343	12	726	636	14

Total	1,775	1,827	(3)%	$2,907	$2,530	15%	$1,638	$1,385	18%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Rail Results of Operations

Rail Operating Revenue

The Company was able to achieve continued pricing gains during second quarter 2008 predominantly due to the overall cost advantages that rail-based solutions provide versus other modes of transportation. These pricing gains, and higher fuel recovery due to higher fuel prices, more than offset the continuing volume weakness in housing construction, domestic automobile production and related markets.

Merchandise

Chemicals – Revenue and revenue-per-unit increases were driven primarily by improved pricing and increased fuel recovery.  Volume was down due to weakness in plastic shipments and chemicals used in construction and automobile production.

Emerging Markets, Forest Products, and Food and Consumer – Volume declines in building products, appliances and aggregates, which include crushed stone, sand and gravel, were due to continued softness in residential construction.  Revenue-per-unit increases were driven by yield management initiatives and favorable fuel recoveries.

Agricultural Products – Volume growth was driven by increased shipments of ethanol as a result of expanded use in the eastern United States.  Gains in price and increased fuel recovery led to increases in revenue and revenue per unit.

Metals – Improved pricing and increased fuel recovery continue to drive revenue and revenue-per-unit gains.  Volume gains were driven by increases in scrap metal and pipe shipments.

Phosphates and Fertilizers – Revenue and revenue per unit increased due to favorable pricing actions and a rise in long-haul, high revenue-per-unit shipments.  Volume gains were driven by stronger fertilizer shipments, which were due to increased crop plantings as a result of high commodity prices.  These gains were partially offset by declines in short-haul phosphate shipments in Florida.

Coal

Sustained growth in yield and improved fuel recovery positively influenced revenue and revenue per unit. Volumes increased in the export market due to robust overseas demand.  These gains were partially offset by lower shipments to electric utilities.

Automotive

Volume and revenue were down due to declining sales of trucks and SUVs resulting from high fuel prices as well as the slow economy and the tighter credit environment.  Revenue per unit improved due to price increases and higher fuel recoveries.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rail Operating Expense

Labor and Fringe expense decreased $9 million. This decrease was primarily driven by a reduction of train crew headcount due to lower volumes and improved productivity.  Largely offsetting this decrease was wage and benefit inflation.

Materials, Supplies and Other expenses increased $36 million. The primary drivers were year-over-year casualty reserve changes, proxy and related litigation costs and inflation.

Fuel expense increased $222 million due to higher fuel prices which more than offset increased fuel efficiency and lower volume.

Depreciation expense increased $7 million. A larger asset base related to higher capital spending was partially offset by lower depreciation rates resulting from the periodic review of asset useful lives.

Equipment and Other Rents expense increased $6 million as lower volumes were more than offset by equipment utilization due to a significant decline in the automotive business and inflation.

Second Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International – Revenue-per-unit increases were primarily driven by increased fuel recovery and yield management.  Volumes were down due to continued declines in imports and changes in international shipping patterns.

Domestic – Growth in coast-to-coast shipments resulted in revenue and volume gains. Revenue-per-unit increases were primarily driven by increased fuel recovery as the favorable mix change from this incremental long-haul traffic was offset by the continued strength of lower revenue-per-unit truckload and short-haul train services.

Intermodal Operating Expense

Intermodal operating expense increased due to higher inland transportation expense.  This was driven by higher fuel expense charged by CSXT for purchased transportation services and increased purchased transportation services from other railroads to support Intermodal’s growing coast-to-coast business.  A continued focus on managing controllable costs kept remaining operating expenses virtually flat.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additional Second Quarter Consolidated Results

Other Income

Other income of $6 million in second quarter 2008 did not significantly change from the prior year quarter.

Interest Expense

Interest expense increased $32 million to $133 million due primarily to higher average debt balances in second quarter 2008.

Income Tax Expense

Income tax expense increased $15 million to $205 million, which was driven by higher operating income in second quarter 2008.  This increase was partially offset by an $18 million income tax benefit during the quarter principally related to the resolution of various income tax matters.

Net Earnings

Net earnings increased $61 million to $385 million, and earnings per diluted share increased $0.22 to $0.93.  Pricing gains and increased fuel recovery more than offset higher fuel, materials, supplies and other and interest expenses.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations(Unaudited)(a)
(Dollars in Millions)
Six Months

	Rail(b)		Intermodal		Operating Income
	2008	2007	2008	2007	2008	2007	$ Change
Revenue	$4,887	$4,291	$733	$661	$5,620	$4,952	$668
Operating Expense:
Labor and Fringe	1,440	1,437	38	40	1,478	1,477	(1)
Materials, Supplies and Other (c)	918	904	100	87	1,018	991	(27)
Fuel (c)	975	597	3	3	978	600	(378)
Depreciation	437	424	12	19	449	443	(6)
Equipment and Other Rents	170	171	53	56	223	227	4
Inland Transportation	(259)	(219)	390	336	131	117	(14)
Total Expense	3,681	3,314	596	541	4,277	3,855	(422)
Operating Income	$1,206	$977	$137	$120	$1,343	$1,097	$246

Operating Ratio	75.3%	77.2%	81.3%	81.8%	76.1%	77.8%

(a)
Beginning in 2008, certain items have been reclassified within the income statement.  These reclassifications include reclassifying all items within other operating income and certain items within other income into the Rail segment. As a result of this change, CSX consolidated operating income and Surface Transportation operating income are now the same; therefore, the Company no longer reports separate Surface Transportation results. The Rail segment was not materially impacted by these reclassifications.  Certain prior-year data have been reclassified to conform to the 2008 presentation.

(b)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

(c)
The Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For six months 2008 and 2007, these amounts were $75 million and $52 million, respectively.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Six Months

	Volume			Revenue			Revenue Per Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change
Chemicals	257	267	(4)%	$734	$644	14%	$2,856	$2,412	18%
Emerging Markets	218	248	(12)	308	301	2	1,413	1,214	16
Forest Products	163	184	(11)	362	371	(2)	2,221	2,016	10
Agricultural Products	217	200	9	481	370	30	2,217	1,850	20
Metals	188	187	1	407	358	14	2,165	1,914	13
Phosphates and Fertilizers	182	181	1	258	210	23	1,418	1,160	22
Food and Consumer	101	111	(9)	224	223	-	2,218	2,009	10
Total Merchandise	1,326	1,378	(4)	2,774	2,477	12	2,092	1,798	16

Coal	890	883	1	1,497	1,210	24	1,682	1,370	23
Coke and Iron Ore	50	45	11	89	61	46	1,780	1,356	31
Total Coal	940	928	1	1,586	1,271	25	1,687	1,370	23

Automotive	188	228	(18)	407	426	(4)	2,165	1,868	16

Other	-	-	-	120	117	3	-	-	-
Total Rail	2,454	2,534	(3)	4,887	4,291	14	1,991	1,693	18

International	515	592	(13)	260	273	(5)	505	461	10
Domestic	523	456	15	462	378	22	883	829	7
Other	-	-	-	11	10	10	-	-	-
Total Intermodal	1,038	1,048	(1)	733	661	11	706	631	12

Total	3,492	3,582	(3)%	$5,620	$4,952	13%	$1,609	$1,382	16%

Prior periods have been reclassified to conform to the current presentation.

Six Month Consolidated Results

Operating Revenue

Operating revenue increased $668 million to $5.6 billion for the six months ended 2008 due to continued pricing gains and higher fuel recoveries.

Operating Income

Operating income increased $246 million to $1.3 billion as operating revenue gains were partially offset by significant increases in fuel expenses.

Other Income

Other income increased $66 million to $61 million due to higher income from real estate sales and a $30 million non-cash adjustment to correct equity earnings from a non-consolidated subsidiary in first quarter 2008.  The impact of this adjustment is expected to be immaterial in future reporting periods.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense

Interest expense increased $52 million to $252 million primarily due to higher average debt balances in 2008.

Income Tax Expense

Income tax expense increased $88 million to $416 million, which was driven by higher 2008 operating income.

Net Earnings

Net earnings increased $172 million to $736 million, and earnings per diluted share increased $0.55 to $1.78.  Pricing gains and increased fuel recovery more than offset higher fuel expense.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

The following are material changes in the Consolidated Balance Sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Long-term debt increased $926 million driven by a $1 billion debt issuance in first quarter 2008.  This increase was partially offset by a $204 million decrease in current maturities of long-term debt due mainly to debt repayments and convertible debt being converted into CSX common stock.  For additional information, see Note 6, Debt and Credit Agreements, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

This $1 billion debt issuance drove the $1 billion increase in cash and cash equivalents.  Cash provided by operating activities increased to $1.3 billion due in part to strong earnings during 2008.  These gains were offset by property additions of $912 million and share repurchases of $453 million for the year.  Additionally, purchases and sales of short-term investments were significantly reduced in 2008 due to a shift towards investing in more liquid securities that are considered cash equivalents.

Working Capital

Working capital can be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $799 million at June 2008, compared to a deficit of $180 million at December 2007.  The increase was primarily due to higher cash balances as a result of a $1 billion debt issuance in first quarter 2008.

The Company’s working capital balance varies from quarter to quarter due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  As a result, the working capital balance could return to a deficit in future periods.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  CSX has sufficient financial capacity, including the revolving credit facility and shelf registration statement, to manage its day-to-day cash requirements and any anticipated obligations.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.”  Currently, the long-term ratings for CSX’s obligations are BBB- and Baa3 and have a stable outlook.  In the second quarter of 2008 following CSX’s annual meeting, S&P issued a release noting its outlook for CSX may change to negative if two or more of The Children’s Investment Master Fund’s (TCI) director nominees are elected to CSX’s Board of Directors; however, S&P further noted it does not anticipate downgrading the rating as a result of such director changes unless CSX is no longer committed to targeting an investment grade capital structure and adopts a more aggressive financial policy.  For more information regarding the annual meeting, see Part II, Item 4 of this Quarterly Report on Form 10-Q.

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

ITEM 4:  CONTROLS AND PROCEDURES

As of June 27, 2008, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of second quarter 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during second quarter 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 5, Commitments and Contingencies under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

CSX CORPORATION

ITEM 2: CSX PURCHASES OF EQUITY SECURITIES

CSX is required to disclose any purchases of its own common stock for the most recent quarter.  CSX purchases its own shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

Beginning March 2008, CSX has the authority to purchase $3 billion of its outstanding common stock under its share repurchase program.  CSX intends to complete all authorized share repurchases by year-end 2009.  The timing and amount of repurchase transactions will be determined by the Company's management based on its evaluation of market conditions, share price and other factors.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.

Cumulatively since 2006 under various publicly announced repurchase programs, CSX has bought approximately $3.1 billion of its outstanding common stock through the second quarter of 2008.  These repurchases, along with the remaining $2.8 billion available under the new authority granted in March 2008, equal nearly $6 billion expected to be repurchased through 2009.

Share repurchase activity of $151 million for second quarter 2008 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Second Quarter	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$3,000,000,000

April
(March 29, 2008 - April 25, 2008)	556,900	57.47	549,700	2,968,427,041

May
(April 26, 2008 - May 23, 2008)	559,200	63.99	536,400	2,934,058,772

June
(May 24, 2008 - June 27, 2008)	1,280,000	66.33	1,279,100	2,849,212,239

Total/Ending Balance	2,396,100	$63.73	2,365,200	$2,849,212,239

(a)
The difference of 30,900 between the “Total Number of Shares Purchased” and the “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs” for the quarter represents shares purchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

CSX’s 2008 annual meeting of shareholders was held on June 25, 2008 in New Orleans, Louisiana, and has been adjourned until July 25, 2008.  The items submitted for shareholder approval included the following:

•      election of directors;

•	ratification of Ernst & Young as the Company’s independent registered public accounting firm;

•	approval of bylaw amendments adopted by the Board of Directors allowing shareholders to request special meetings;

•      shareholder proposal regarding special shareholder meetings; and

•      shareholder proposal regarding nullification of certain bylaw amendments.

As of the time this report was filed, the Company does not have the voting results of the meeting.  The Company will announce the preliminary voting results following receipt thereof and expects to include the final results in the Company’s next quarterly report on Form 10-Q.

ITEM 5: OTHER INFORMATION

None.

CSX CORPORATION

ITEM 6: EXHIBITS

Exhibits

1.01	CSX 2008-2010 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on May 9, 2008).

10.2	Form of Director Indemnity Agreement (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2008).

10.3	Form of Officer Indemnity Agreement (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the Commission on June 30, 2008).

31.1*	Principal Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Principal Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Principal Executive Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Principal Financial Officer Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CSX CORPORATION
(Registrant)

By:  /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated:  July 14, 2008