Form 10-Q
period 2008-09-26
CSX CORP
filed 2008-10-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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
Yes (  )    No (X)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date, September 26, 2008:  394,469,360 shares.

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2008
INDEX

		Page
PART I:	FINANCIAL INFORMATION
Item 1:	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters and Nine Months Ended September 26, 2008
	and September 28, 2007

	Consolidated Balance Sheets -	4
	At September 26, 2008 (Unaudited) and December 28, 2007

	Consolidated Cash Flow Statements (Unaudited) -	5
	Nine Months Ended September 26, 2008 and September 28, 2007

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2:	Management's Discussion and Analysis of Financial Condition	33
	and Results of Operations

Item 3:	Quantitative and Qualitative Disclosures about Market Risk	50

Item 4:	Controls and Procedures	50

PART II:	OTHER INFORMATION

Item 1:	Legal Proceedings	50

Item 1A:	Risk Factors	50

Item 2:	CSX Purchases of Equity Securities	51

Item 3:	Defaults upon Senior Securities	52

Item 4:	Submission of Matters to a Vote of Security Holders	52

Item 5:	Other Information	53

Item 6:	Exhibits	54

Signature		54

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months
	2008	2007	2008	2007
Operating Revenue	$2,961	$2,501	$8,581	$7,453
Operating Expense:
Labor and Fringe	754	748	2,232	2,225
Materials, Supplies and Other	568	471	1,586	1,462
Fuel	508	330	1,486	930
Depreciation	227	220	676	663
Equipment and Other Rents	106	114	329	341
Inland Transportation	65	60	196	177
Total Operating Expense	2,228	1,943	6,505	5,798

Operating Income	733	558	2,076	1,655

Other Income and Expense
Other Income (Expense) - Net (Note 9)	8	14	69	9
Interest Expense	(131)	(102)	(383)	(302)
Earnings from Continuing Operations before
Income Taxes	610	470	1,762	1,362

Income Tax Expense (Note 8)	(228)	(173)	(644)	(501)
Earnings from Continuing Operations	382	297	1,118	861
Discontinued Operations (Note 8)	-	110	-	110
Net Earnings	$382	$407	$1,118	$971

Per Common Share (Note 2)
Basic Earnings Per Share
From Continuing Operations	$0.95	$0.69	$2.77	$1.98
Discontinued Operations	-	0.25	-	0.25
Net Earnings	$0.95	$0.94	$2.77	$2.23

Earnings Per Share, Assuming Dilution
From Continuing Operations	$0.94	$0.67	$2.71	$1.89
Discontinued Operations	-	0.24	-	0.24
Net Earnings	$0.94	$0.91	$2.71	$2.13

Average Common Shares Outstanding (Thousands)	402,169	432,529	404,196	436,265

Average Common Shares Outstanding,
Assuming Dilution (Thousands)	408,468	445,548	412,914	455,882

Cash Dividends Paid Per Common Share	$0.22	$0.15	$0.55	$0.39

See accompanying notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 26,	December 28,
	2008	2007

ASSETS
Current Assets:
Cash and Cash Equivalents	$895	$368
Short-term Investments	76	346
Accounts Receivable, net of allowance for doubtful
accounts of $72 and $74, respectively	1,249	1,174
Materials and Supplies	251	240
Deferred Income Taxes	205	254
Other Current Assets	75	109
Total Current Assets	2,751	2,491

Properties	30,163	28,999
Accumulated Depreciation	(7,576)	(7,219)
Properties - Net	22,587	21,780

Investment in Conrail (Note 12)	647	639
Affiliates and Other Companies	401	365
Other Long-term Assets	251	259
Total Assets	$26,637	$25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,087	$976
Labor and Fringe Benefits Payable	495	461
Casualty, Environmental and Other Reserves (Note 4)	248	247
Current Maturities of Long-term Debt (Note 6)	539	783
Short-term Debt	4	4
Income and Other Taxes Payable	133	113
Other Current Liabilities	323	87
Total Current Liabilities	2,829	2,671

Casualty, Environmental and Other Reserves (Note 4)	610	624
Long-term Debt (Note 6)	7,367	6,470
Deferred Income Taxes	6,383	6,096
Other Long-term Liabilities	875	988
Total Liabilities	18,064	16,849

Shareholders' Equity:
Common Stock, $1 Par Value	394	408
Other Capital	-	37
Retained Earnings (Note 1)	8,499	8,565
Accumulated Other Comprehensive Loss (Note 1)	(320)	(325)
Total Shareholders' Equity	8,573	8,685
Total Liabilities and Shareholders' Equity	$26,637	$25,534

See accompanying notes to Consolidated Financial Statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Nine Months
	2008	2007
OPERATING ACTIVITIES
Net Earnings	$1,118	$971
Adjustments to Reconcile Net Earnings to Net Cash Provided:
Depreciation	686	666
Deferred Income Taxes	356	154
Non-cash Discontinued Operations	-	(110)
Other Operating Activities	(64)	6
Changes in Operating Assets and Liabilities:
Accounts Receivable	(76)	(17)
Other Current Assets	(4)	(54)
Accounts Payable	86	64
Income and Other Taxes Payable	54	153
Other Current Liabilities	35	(15)
Net Cash Provided by Operating Activities	2,191	1,818

INVESTING ACTIVITIES
Property Additions	(1,308)	(1,195)
Purchases of Short-term Investments	(25)	(2,035)
Proceeds from Sales of Short-term Investments	280	1,914
Other Investing Activities	27	3
Net Cash Used in Investing Activities	(1,026)	(1,313)

FINANCING ACTIVITIES
Short-term Debt - Net	-	(1)
Long-term Debt Issued (Note 6)	1,000	2,000
Long-term Debt Repaid (Note 6)	(220)	(714)
Dividends Paid	(222)	(170)
Stock Options Exercised (Note 3)	75	144
Shares Repurchased (Note 1)	(1,307)	(1,609)
Other Financing Activities	36	44
Net Cash Used in Financing Activities	(638)	(306)

Net Increase in Cash and Cash Equivalents	527	199

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	368	461
Cash and Cash Equivalents at End of Period	$895	$660

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and nine months ended September 26, 2008 and September 28, 2007;

•	Consolidated balance sheets at September 26, 2008 and December 28, 2007; and

•	Consolidated cash flow statements for the nine months ended September 26, 2008 and September 28, 2007.

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

Additionally, beginning in 2008 the Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  These amounts were $39 million and $25 million for third quarters 2008 and 2007, respectively, and $114 million and $77 million for nine months 2008 and 2007, respectively.  Certain other prior-year data have been reclassified to conform to the 2008 presentation.

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2008 and 2007 consisted of 13 weeks ending on September 26, 2008 and September 28, 2007, respectively.

•	The nine month periods of 2008 and 2007 consisted of 39 weeks ending on September 26, 2008 and September 28, 2007, respectively.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX’s fiscal periods ending September 26, 2008 or September 28, 2007, and references to year-end indicate the fiscal year ending December 28, 2007.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Comprehensive Earnings

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and distribution of dividends).  Generally, for CSX, that calculation is net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represents the activity in a period and was $383 million and $414 million for third quarters 2008 and 2007, respectively, and $1.1 billion and $987 million for nine months 2008 and 2007, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance, net of tax as of the balance sheet date.  For CSX, AOCI is specifically the cumulative balance related to the pension and other post-retirement adjustments and reduced overall equity by $320 million and $325 million as of September 2008 and December 2007, respectively.

Share Repurchases

In March 2008, CSX announced additional share repurchase authority of approximately $2.4 billion.  This is in addition to the remaining share repurchase authority under the 2007 program of approximately $600 million for a new combined total of $3 billion.  CSX intends to complete all authorized share repurchases by year-end 2009.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by CSX’s management based on its evaluation of market conditions, share price and other factors.

Cumulatively since 2006 under various publicly announced repurchase programs, CSX has repurchased approximately $3.9 billion of its outstanding common stock through the third quarter of 2008.  These repurchases, along with the remaining $2.0 billion available under the authority granted in March 2008, equal nearly $6 billion of CSX common stock expected to be repurchased through 2009.

Total share repurchases under all publicly announced plans were as follows:

	Third Quarters		Nine Months
(In Millions)	2008	2007	2008	2007
Number of Shares Repurchased	14	21	24	38
Value of Shares Repurchased(a)	$836	$882	$1,287	$1,609

(a)
The difference between shares repurchased on the cash flow statement for nine months 2008 of $1,307 million versus the $1,287 million noted in the table above is $20 million of shares repurchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Significant Accounting Policies, continued

Retained Earnings

During nine months 2008, CSX's other capital balance was reduced to zero as a result of share repurchases. As noted in Accounting Principles Board (“APB”) Opinion 6, Status of Accounting Research Bulletins, CSX’s other capital balance cannot be negative.  As a result, retained earnings was reduced by $963 million during nine months 2008, which represented share repurchases occurring after the other capital balance had been reduced to zero.  Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2008	2007	2008	2007
Numerator (Millions):
Net Earnings	$382	$297	$1,118	$861
Interest Expense on Convertible Debt - Net of Tax	-	-	1	2
Net Earnings from Continuing Operations, If-Converted	382	297	1,119	863
Discontinued Operations - Net of Tax (a)	-	110	-	110
Net Earnings, If-Converted	382	407	1,119	973
Interest Expense on Convertible Debt - Net of Tax	-	-	(1)	(2)
Net Earnings	$382	$407	$1,118	$971

Denominator (Thousands):
Average Common Shares Outstanding	402,169	432,529	404,196	436,265
Convertible Debt	1,390	6,547	3,612	13,238
Stock Option Common Stock Equivalents (b)	3,634	4,722	4,055	5,171
Other Potentially Dilutive Common Shares	1,275	1,750	1,051	1,208
Average Common Shares Outstanding, Assuming Dilution	408,468	445,548	412,914	455,882

Basic Earnings Per Share:
Income from Continuing Operations	$0.95	$0.69	$2.77	$1.98
Discontinued Operations (a)	-	0.25	-	0.25
Net Earnings	$0.95	$0.94	$2.77	$2.23

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$0.94	$0.67	$2.71	$1.89
Discontinued Operations (a)	-	0.24	-	0.24
Net Earnings	$0.94	$0.91	$2.71	$2.13

(a)	For additional information regarding discontinued operations, see Note 8, Income Taxes.

(b)
In calculating diluted earnings per share, SFAS 128, Earnings Per Share requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised.  This is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.  This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted when conversions occur on a weighted average basis.  During third quarters 2008 and 2007, $15 million and $37 million, respectively, of face value of convertible debentures were converted into approximately 530,000 and 1.3 million shares of CSX common stock, respectively.  As of September 2008, $32 million of convertible debentures at face value remained outstanding, convertible into 1.1 million shares of CSX common stock.

NOTE 3.    Share-Based Compensation

CSX share-based compensation plans primarily include long-term incentive plans, restricted stock awards, stock options and stock plans for directors.  CSX has not granted stock options since 2003.  Awards granted under the various plans are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Board of Directors approves awards granted to the Company’s non-management Directors upon recommendation of the Governance Committee.

On May 6, 2008, 340,000 target performance units were granted to certain layers of management under a new long-term incentive plan adopted under the CSX Omnibus Incentive Plan.  The payout range for participants will be between 0% and 200% of the original target grant based upon CSX’s attainment of pre-established operating ratio targets for fiscal year 2010.  This plan provides for a three-year cycle ending in fiscal year 2010.  Similar to the two existing plans, the financial target upon which payments are based is operating ratio, which is defined as operating expenses divided by operating revenue and is calculated excluding certain non-recurring items.  Target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Third Quarters		Nine Months
(Dollars in Millions)	2008	2007	2008	2007
Share-Based Compensation Expense	$24	$14	$48	$45
Income Tax Benefit	9	5	18	17

The following table provides information about stock options exercised.

	Third Quarters		Nine Months
(In Thousands)	2008	2007	2008	2007
Number of Stock Options Exercised	521	732	3,940	7,206

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.    Share-Based Compensation, continued

As of May 2008, all options are vested and therefore there will be no future expense related to these options.  As of September 2008, CSX had approximately 8 million stock options outstanding.

NOTE 4.    Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	September 26, 2008			December 28, 2007
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$113	$244	$357	$113	$225	$338
Occupational	36	164	200	44	164	208
Total Casualty	149	408	557	157	389	546
Separation	16	77	93	16	87	103
Environmental	42	56	98	42	58	100
Other	41	69	110	32	90	122
Total	$248	$610	$858	$247	$624	$871

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

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies (“SFAS 5”).  These reserves fluctuate based upon changes in estimates and the timing of payments.  Most of the claims were related to CSXT unless otherwise noted.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. The Company is presently self-insured up to $25 million per injury for personal injury and occupational-related claims.

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

CSXT uses actuarial methods to assess the value of personal injury claims and cases.  An analysis is performed semi-annually. The actuarial methodology used includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT’s historical claims and settlement experience.  Actual results may vary from estimates due to the type and severity of the injury, costs of medical treatments and uncertainties in litigation.

Occupational

Occupational claims arise from allegations of exposure to certain materials in the workplace, such as asbestos, solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

An analysis is performed semi-annually.  The methodology used includes an estimate of future anticipated claims based on the Company’s trends in average historical claim filing rates, future anticipated dismissal rates and settlement rates.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 247 environmentally impaired sites.  Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

NOTE 5.    Commitments and Contingencies

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 47% of CSXT’s fleet of locomotives.  The agreement is based upon the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement expires no earlier than 2028 and may last until 2031 depending upon when certain locomotives are placed in service.   The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance schedules are revised.  CSXT may terminate the agreement at its option after 2012, although such action would trigger significant liquidated damages provisions.

The following table summarizes CSXT’s payments under the long-term maintenance program:

	Third Quarters		Nine Months
(Dollars in Millions)	2008	2007	2008	2007
Amounts Paid	$64	$57	$189	$158

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption, with substantial limits.  A certain amount of risk is retained by the Company on each of the casualty and property programs.  Specifically, the Company has a $25 million deductible for each of the casualty and non-catastrophic property programs and a $50 million deductible for the catastrophic property program.  These deductibles only apply to the first event.  If a property or liability event occurs in excess of the Company’s deductible and the Company does not elect to purchase additional insurance coverage, then the deductible for the second covered event will equal the amount of the claim in the first event.  For information on insurance issues resulting from the effects of Hurricane Katrina on the Company’s operations and assets, see Note 7, Hurricane Katrina.

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

As of third quarter 2008, the Company’s guarantees primarily related to the following:

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

As of third quarter 2008, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts.

Fuel Surcharge Antitrust Litigation

Since May 2007, at least 30 putative class action suits have been filed in various federal district courts against CSXT and three other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief.  All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.

The class action suits have been consolidated in federal district court in the District of Columbia.  The defendants filed a Motion to Dismiss and oral arguments were heard on October 10, 2008. The Court is expected to rule on the Motion to Dismiss within the next six months. The Court granted the defendants’ Motion for Protective Order, holding that no discovery should take place until after the Motion to Dismiss is decided.

One additional lawsuit was filed, but not served, by an individual shipper.  CSXT entered into a tolling agreement with this shipper whereby the shipper agreed to dismiss the lawsuit against CSXT without prejudice and CSXT agreed to extend the statute of limitations for the claims asserted until the end of 2010.

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

STB Rate Case

On October 3, 2008, Seminole Electric Cooperative, Inc. (“Seminole”) filed a complaint before the U.S. Surface Transportation Board (“STB”) against CSXT.   CSXT and Seminole are parties to an existing railroad transportation contract that is set to expire on December 31, 2008.  Seminole is contesting tariff rates that, absent a new or extended contract, could apply commencing January 1, 2009 for movements of coal to its existing and planned facilities.  Because of the preliminary nature of this case, CSXT is not able to assess at this time the possible financial impact of the STB proceeding.  However, the Company will continue to consider and pursue all available legal defenses in this matter.

Other Legal Proceedings

In addition to the matters described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s results of operations, financial condition or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s results of operations, financial condition or liquidity in a particular quarter or fiscal year.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.     Debt and Credit Agreements

Total activity related to long-term debt for nine months 2008 was as follows:

(Dollars in Millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 28, 2007	$783	$6,470	$7,253
2008 activity:
Issued	-	1,000	1,000
Repaid	(220)	-	(220)
Reclassifications	99	(99)	-
Converted into CSX stock	(142)	-	(142)
Discount amortization and other	19	(4)	15
Total long-term debt at September 26, 2008	$539	$7,367	$7,906

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a diverse portfolio of banks.  As of September 2008, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  This facility expires in 2012.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Hurricane Katrina

In August 2005, Hurricane Katrina caused extensive damage to Company assets on the Gulf Coast, including damage to track infrastructure and bridges.  Operations were returned to pre-hurricane conditions by the end of first quarter 2006.  In 2005, the Company had insurance coverage of $535 million, after a $25 million deductible (per occurrence), for fixed asset replacement, incremental expenses, and lost profits.  Management’s loss estimate has been updated to be $445 million.  During the quarter, the Company submitted final proofs of loss to its insurance and reinsurance carriers.  Through September 2008, the Company had collected insurance payments of $373 million.

In May 2008, the Company filed a lawsuit in federal court against a number of companies that provide insurance and reinsurance coverage to the Company.  The insurance companies have refused to cover certain losses totaling approximately $50 million that the Company has incurred as a result of Hurricane Katrina and which the Company believes are covered by the policies at issue.  The specific claims relate to lost profits following the storm, costs associated with replacing two diesel locomotives and claims adjustment expenses.  The Company has asked the court to determine whether its damages are covered by the policies.  If the Company prevails, a separate proceeding will determine the amount of the Company’s recovery.  The Company will not recognize gains related to these disputed amounts until they are resolved by the courts.

Gains on insurance from claims related to Hurricane Katrina are attributable to recovering amounts in excess of the net book value of damaged fixed assets and to recording recoveries related to lost profits.  These gains, which are included in materials, supplies and other, were as follows:

	Third Quarters		Nine Months
(Dollars in Millions)	2008	2007	2008	2007
Gain on Insurance Recoveries	$-	$1	$5	$19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Income Taxes

As of September 2008 and December 2007, the Company had approximately $59 million and $58 million, respectively, of total unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $51 million and $50 million, respectively, could favorably affect the effective income tax rate. The Company estimates that approximately $17 million of the net unrecognized tax benefits as of September 2008 for various state and federal income tax matters will be resolved over the next 12 months.  Approximately $9 million of this total would be closed upon the expiration of statutes.  The final outcome of the remaining uncertain tax positions, however, is not yet determinable.

During 2008, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004 through 2006. The Company has appealed a tax adjustment proposed by the IRS with respect to these tax years of which the amount is included in the uncertain tax positions above.  This appeals process is expected to last more than one year.  The IRS began its examination of the 2007 tax year during third quarter 2008.  All other federal prior tax year audits are settled.

In third quarter 2007, the IRS completed its review of the Company’s pre-filing agreement, which is an early review of specific transactions.  The Company recorded an income tax benefit of $110 million in third quarter 2007, primarily associated with the resolution of income tax matters related to former activities of the container shipping and marine service businesses.  This third quarter benefit is recorded as discontinued operations as the Company no longer operates in these businesses.  This benefit is associated with tax basis adjustments, foreign dividends and foreign tax credits from operations over a multi-year period.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  As of September 2008 and December 2007, the Company had a $2 million payable and a $4 million payable, respectively, accrued for interest and penalties.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

	Third Quarters		Nine Months
(Dollars in Millions)	2008	2007	2008	2007
Interest Income(a)	$10	$13	$31	$41
Income (Expense) from Real Estate and
Resort Operations(b)	6	5	11	(9)
Miscellaneous(c)	(8)	(4)	27	(23)
Total Other Income (Expense) - Net	$8	$14	$69	$9

(a)	Interest income includes amounts earned from CSX’s cash, cash equivalents and investments.

(b)
Income from real estate and resort operations includes the results of operations of the Company’s real estate sales, leasing, acquisition and management and development activities as well as the results of operations from CSX Hotels, Inc., a resort doing business as The Greenbrier, located in White Sulphur Springs, West Virginia.  Income from real estate may fluctuate as a function of timing of real estate sales. Results from resort operations were down in 2008 because of decreased group business resulting from the uncertainty of labor negotiations, and an inability to sufficiently reduce contractual labor costs accordingly.

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

Certain segment information has been reclassified to conform to current year  presentation.  See Note 1, Significant Accounting Policies, for further details.  Business segment information for third quarters 2008 and 2007 is as follows:

(Dollars in Millions)	Rail(a)	Intermodal	Total Operating

Third Quarter - 2008
Revenues from External Customers	$2,562	$399	$2,961
Segment Operating Income	636	97	733

Third Quarter - 2007
Revenues from External Customers	$2,164	$337	$2,501
Segment Operating Income	495	63	558

Nine Months - 2008
Revenues from External Customers	$7,449	$1,132	$8,581
Segment Operating Income	1,842	234	2,076

Nine Months - 2007
Revenues from External Customers	$6,455	$998	$7,453
Segment Operating Income	1,472	183	1,655

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

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

The following table describes the components of expense/(income) related to net periodic benefit cost:

	Pension Benefits
(Dollars in Millions)	Third Quarters		Nine Months
	2008	2007	2008	2007
Service Cost	$8	$8	$25	$25
Interest Cost	29	29	89	86
Expected Return on Plan Assets	(36)	(29)	(108)	(88)
Amortization of Prior Service Cost	1	1	2	3
Amortization of Net Loss	6	8	17	23
Net Periodic Benefit Cost	$8	$17	$25	$49

	Other Post-retirement Benefits
(Dollars in Millions)	Third Quarters		Nine Months
	2008	2007	2008	2007
Service Cost	$2	$2	$5	$5
Interest Cost	5	5	15	15
Amortization of Prior Service Cost	-	(1)	(1)	(4)
Amortization of Net Loss	-	1	2	3
Net Periodic Benefit Cost	$7	$7	$21	$19

During nine months 2008, the Company made total contributions of approximately $51 million to its defined benefit plans.

In accordance with the Pension Protection Act of 2006 (“the Act”), companies are required to be 94% funded for their outstanding qualified pension obligations as of January 1, 2009 in order to avoid a scheduled series of required annual contributions to reach 100% funding over seven years.  As of December 2007, qualified pension liabilities were nearly fully funded; however, recent market volatility and overall investment losses of pension assets for 2008, make it likely that CSX will need to make additional contributions to maintain at least a 94% funding target.   Offsetting this investment loss activity for 2008 is an expected increase in discount rates that will reduce measured liabilities and thus mitigate the underfunded amount.  Discount rates affect the amount of liability that will be effectively settled and for CSX are determined based on a hypothetical portfolio of high quality bonds.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Employee Benefit Plans, continued

Because asset values and discount rates that will apply cannot be accurately measured at this time, the amount of contributions that would be required to reach minimum targeted levels is not yet determinable.  If the Company were to estimate a funding amount based on the value of pension assets and interest rates as of October 7, 2008, the estimated additional after tax contribution needed to reach 94% funding would be approximately $200 million.   The Company would have until September 2009 to make this additional contribution and believes it could be funded using ongoing cash from operations.  Separate from these funding estimates, as of the end of 2008, the Company also will re-measure its assets and liabilities as required annually by accounting rules which will determine expense levels going forward.  Because of the complexity of actuarial calculations, the change in expense for 2009 is not yet determinable.

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

Conrail owns and operates rail infrastructure for the joint benefit of CSX and NS.  This is known as the shared asset area.  Conrail charges fees for right-of way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area.   Historically, these expenses were included as an expense category called Conrail rents, fees and services, in the consolidated income statements. Beginning in 2007, these amounts have been included in materials, supplies and other on the consolidated income statements.

As required by SFAS 57, Related Party Disclosures, the Company has identified below amounts owed to Conrail, or its affiliates, representing liabilities under operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which are included in long-term debt on the consolidated balance sheets.

	September 26,	December 28,
(Dollars in Millions)	2008	2007
Balance Sheet Information:
CSX Payable to Conrail (a)	$71	$49
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035 (b)	$73	$73
4.52% CSXT Promissory Note due March 2035 (b)	$23	$23

(a) Included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.
(b) Included on the consolidated balance sheet of CSX as long-term debt.

Interest expense from the promissory notes with a subsidiary of Conrail and Conrail rents, fees, and services expense was as follows:

	Third Quarters		Nine Months
(Dollars in Millions)	2008	2007	2008	2007
Income Statement Information:
Interest Expense Related to Conrail	$1	$1	$3	$3
Conrail Rents, Fees and Services (a)	$31	$26	$84	$72

(a)
The amounts disclosed above do not include CSX’s 42% portion of Conrail’s earnings, which are also included in materials, supplies and other and amounted to $5 million and $7 million for third quarters 2008 and 2007, respectively, and $15 million and $13 million for nine months 2008 and 2007, respectively.

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

Condensed consolidating financial information for the obligor and parent guarantor is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Quarter Ended September 26, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$2,544	$448	$(31)	$2,961
Operating Expense	(33)	1,963	327	(29)	2,228
Operating Income	33	581	121	(2)	733

Equity in Earnings of Subsidiaries	444	-	-	(444)	-
Other Income (Expense)	62	16	(18)	(52)	8
Interest Expense	(142)	(38)	(5)	54	(131)

Earnings from Continuing Operations before
Income Taxes	397	559	98	(444)	610
Income Tax Benefit (Expense)	(15)	(192)	(21)	-	(228)
Net Earnings	$382	$367	$77	$(444)	$382

Quarter Ended September 28, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$2,144	$383	$(26)	$2,501
Operating Expense	(55)	1,730	291	(23)	1,943
Operating Income	55	414	92	(3)	558

Equity in Earnings of Subsidiaries	230	-	-	(230)	-
Other Income (Expense)	158	24	(57)	(111)	14
Interest Expense	(143)	(61)	(12)	114	(102)

Earnings from Continuing Operations before
Income Taxes	300	377	23	(230)	470
Income Tax Benefit (Expense)	(3)	(144)	(26)	-	(173)
Earnings from Continuing Operations	297	233	(3)	(230)	297
Discontinued Operations - Net of Tax	110	-	-	-	110
Net Earnings	$407	$233	$(3)	$(230)	$407

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Nine Months Ended September 26, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$7,389	$1,293	$(101)	$8,581
Operating Expense	(123)	5,755	966	(93)	6,505
Operating Income	123	1,634	327	(8)	2,076

Equity in Earnings of Subsidiaries	1,236	-	-	(1,236)	-
Other Income (Expense)	126	106	(7)	(156)	69
Interest Expense	(414)	(115)	(18)	164	(383)

Earnings from Continuing Operations before
Income Taxes	1,071	1,625	302	(1,236)	1,762
Income Tax Benefit (Expense)	47	(593)	(98)	-	(644)
Net Earnings	$1,118	$1,032	$204	$(1,236)	$1,118

Nine Months Ended September 28, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$6,392	$1,142	$(81)	$7,453
Operating Expense	(159)	5,149	881	(73)	5,798
Operating Income	159	1,243	261	(8)	1,655

Equity in Earnings of Subsidiaries	829	-	-	(829)	-
Other Income (Expense)	264	72	5	(332)	9
Interest Expense	(422)	(186)	(34)	340	(302)

Earnings from Continuing Operations before
Income Taxes	830	1,129	232	(829)	1,362
Income Tax Benefit (Expense)	31	(424)	(108)	-	(501)
Earnings from Continuing Operations	861	705	124	(829)	861
Discontinued Operations - Net of Tax	110	-	-	-	110
Net Earnings	$971	$705	$124	$(829)	$971

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)
September 26, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$782	$75	$38	$-	$895
Short-term Investments	15	-	61	-	76
Accounts Receivable - Net	6	1,169	74	-	1,249
Materials and Supplies	-	240	11	-	251
Deferred Income Taxes	14	193	(2)	-	205
Other Current Assets	26	66	80	(97)	75
Total Current Assets	843	1,743	262	(97)	2,751

Properties	6	28,674	1,483	-	30,163
Accumulated Depreciation	(9)	(6,683)	(884)	-	(7,576)
Properties - Net	(3)	21,991	599	-	22,587

Investment in Conrail	-	-	647	-	647
Affiliates and Other Companies	-	517	(116)	-	401
Investment in Consolidated Subsidiaries	15,526	-	39	(15,565)	-
Other Long-term Assets	52	102	152	(55)	251
Total Assets	$16,418	$24,353	$1,583	$(15,717)	$26,637

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$134	$883	$70	$-	$1,087
Labor and Fringe Benefits Payable	39	407	49	-	495
Payable to Affiliates	881	1,256	(2,070)	(67)	-
Casualty, Environmental and Other Reserves	-	226	22	-	248
Current Maturities of Long-term Debt	431	105	3	-	539
Short-term Debt	-	-	4	-	4
Income and Other Taxes Payable	6	162	(35)	-	133
Other Current Liabilities	3	315	34	(29)	323
Total Current Liabilities	1,494	3,354	(1,923)	(96)	2,829

Casualty, Environmental and Other Reserves	1	546	63	-	610
Long-term Debt	6,230	1,129	8	-	7,367
Deferred Income Taxes	(355)	6,555	183	-	6,383
Long-term Payable to Affiliates	-	-	56	(56)	-
Other Long-term Liabilities	475	504	(62)	(42)	875
Total Liabilities	7,845	12,088	(1,675)	(194)	18,064

Shareholders' Equity:
Common Stock, $1 Par Value	394	181	-	(181)	394
Other Capital	-	5,565	2,711	(8,276)	-
Retained Earnings	8,499	6,556	597	(7,153)	8,499
Accumulated Other Comprehensive Loss	(320)	(37)	(50)	87	(320)
Total Shareholders' Equity	8,573	12,265	3,258	(15,523)	8,573
Total Liabilities and Shareholders' Equity	$16,418	$24,353	$1,583	$(15,717)	$26,637

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)
December 28, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$298	$55	$15	$-	$368
Short-term Investments	270	-	76	-	346
Accounts Receivable - Net	10	1,069	95	-	1,174
Materials and Supplies	-	230	10	-	240
Deferred Income Taxes	23	232	(1)	-	254
Other Current Assets	25	60	96	(72)	109
Total Current Assets	626	1,646	291	(72)	2,491

Properties	6	27,606	1,387	-	28,999
Accumulated Depreciation	(9)	(6,400)	(810)	-	(7,219)
Properties - Net	(3)	21,206	577	-	21,780

Investment in Conrail	-	-	639	-	639
Affiliates and Other Companies	-	470	(105)	-	365
Investment in Consolidated Subsidiaries	14,524	-	34	(14,558)	-
Other Long-term Assets	(50)	203	162	(56)	259
Total Assets	$15,097	$23,525	$1,598	$(14,686)	$25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$90	$799	$87	$-	$976
Labor and Fringe Benefits Payable	36	374	51	-	461
Payable to Affiliates	747	1,325	(2,000)	(72)	-
Casualty, Environmental and Other Reserves	-	226	21	-	247
Current Maturities of Long-term Debt	669	111	3	-	783
Short-term Debt	-	2	2	-	4
Income and Other Taxes Payable	(761)	572	302	-	113
Other Current Liabilities	8	72	7	-	87
Total Current Liabilities	789	3,481	(1,527)	(72)	2,671

Casualty, Environmental and Other Reserves	-	540	84	-	624
Long-term Debt	5,229	1,230	11	-	6,470
Deferred Income Taxes	(176)	6,291	(19)	-	6,096
Long-term Payable to Affiliates	-	-	56	(56)	-
Other Long-term Liabilities	570	541	(85)	(38)	988
Total Liabilities	6,412	12,083	(1,480)	(166)	16,849

Shareholders' Equity:
Common Stock, $1 Par Value	408	181	-	(181)	408
Other Capital	37	5,525	2,705	(8,230)	37
Retained Earnings	8,565	5,769	420	(6,189)	8,565
Accumulated Other Comprehensive Loss	(325)	(33)	(47)	80	(325)
Total Shareholders' Equity	8,685	11,442	3,078	(14,520)	8,685
Total Liabilities and Shareholders' Equity	$15,097	$23,525	$1,598	$(14,686)	$25,534

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Nine Months Ended September 26, 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$501	$1,947	$12	$(269)	$2,191

Investing Activities
Property Additions	1	(1,234)	(75)	-	(1,308)
Purchases of Short-term Investments	(25)	-	-	-	(25)
Proceeds from Sales of Short-term Investments	280	-	-	-	280
Other Investing Activities	(247)	92	148	34	27
Net Cash Provided by (Used in) Investing Activities	9	(1,142)	73	34	(1,026)

Financing Activities
Short-term Debt - Net	-	(2)	2	-	-
Long-term Debt Issued	1,000	-	-	-	1,000
Long-term Debt Repaid	(113)	(102)	(5)	-	(220)
Dividends Paid	(227)	(244)	(20)	269	(222)
Stock Options Exercised	75	-	-	-	75
Shares Repurchased	(1,307)	-	-	-	(1,307)
Other Financing Activities	546	(437)	(39)	(34)	36
Net Cash Provided by (Used in) Financing Activities	(26)	(785)	(62)	235	(638)

Net Increase (Decrease) in Cash and Cash Equivalents	484	20	23	-	527
Cash and Cash Equivalents at Beginning of Period	298	55	15	-	368
Cash and Cash Equivalents at End of Period	$782	$75	$38	$-	$895

	CSX	CSX
Nine Months Ended September 28, 2007	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(456)	$1,861	$642	$(229)	$1,818

Investing Activities
Property Additions	-	(1,107)	(88)	-	(1,195)
Purchases of Short-term Investments	(2,035)	-	-	-	(2,035)
Proceeds from Sales of Short-term Investments	1,914	-	-	-	1,914
Other Investing Activities	420	128	(597)	52	3
Net Cash (Used in) Provided by Investing Activities	299	(979)	(685)	52	(1,313)

Financing Activities
Short-term Debt - Net	-	(3)	2	-	(1)
Long-term Debt Issued	2,000	-	-	-	2,000
Long-term Debt Repaid	(620)	(94)	-	-	(714)
Dividends Paid	(173)	(90)	(21)	114	(170)
Stock Options Exercised	144	-	-	-	144
Shares Repurchased	(1,609)	-	-	-	(1,609)
Other Financing Activities	590	(677)	68	63	44
Net Cash (Used in) Provided by Financing Activities	332	(864)	49	177	(306)

Net (Decrease) Increase in Cash and Cash Equivalents	175	18	6	-	199
Cash and Cash Equivalents at Beginning of Period	416	17	28	-	461
Cash and Cash Equivalents at End of Period	$591	$35	$34	$-	$660

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company provides customers access to an increasingly modernized transportation network that connects ports, production facilities and distribution centers to markets in the Northeast, Midwest and the rapidly growing southern states.  The Company transports a diversified portfolio of products, from coal to new energy sources such as ethanol, from automobiles produced by traditional American manufacturers to “new domestic” factories owned by European, Japanese and Korean automotive companies, and from chemicals to consumer electronics. Additionally, the Company serves every major market in the eastern United States and has direct access to all Atlantic and Gulf Coast ports, as well as the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  Furthermore, the Company has access to Pacific ports through alliances with western railroads. Overall, the CSXT transportation network encompasses approximately 21,000 route miles of track in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec.

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

The Company has made substantial strides in improving operating performance in order to capitalize on consumption growth trends.  In 2004, CSXT implemented the ONE Plan, which continues to focus on optimizing the train network and utilizing rail assets more efficiently.  Anchored by the ONE Plan and a variety of other initiatives implemented after the ONE Plan was introduced, the Company has achieved significant operational improvements that have enhanced safety, service reliability and productivity.

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

In addition to driving better financial results to create value for shareholders, CSX employs a balanced approach in deploying its capital for the benefit of shareholders.  This approach includes strategic investment, share repurchases and dividends.  Through this balanced use of financial resources, CSX will strive to capitalize on an economic environment that is increasingly favoring rail transportation.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2008 HIGHLIGHTS

•	Revenue of nearly $3 billion grew $460 million or 18%.

•	Expenses increased $285 million or 15% to $2.2 billion driven primarily by rising fuel costs.

•	Operating income was $733 million, an increase of $175 million or 31%.

CSX delivered impressive financial results in a challenging economy.  Revenue and revenue-per-unit increased 18% and 21%, respectively, driven by the value CSX provides to its customers through better service as well as higher fuel recovery due to higher fuel prices.  The Company was able to achieve pricing gains predominantly due to the overall cost advantages that the Company’s rail-based solutions provide to customers versus other modes of transportation.

These results in revenue were achieved despite a 2% overall decline in volume, which was primarily driven by continued weakness in housing construction, domestic automotive production and related markets.  Certain lines of business, though, such as coal, agricultural products and metals, still showed volume growth during the quarter, highlighting the benefit of providing diversified shipping services.

Expenses increased 15% during third quarter 2008 driven by a $178 million increase in fuel due to the effects of rising fuel prices.  All other expenses excluding fuel, increased 7% largely driven by inflation and weather related costs.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 37 through 40.

Safety statistics remained solid with both FRA personal injuries and FRA train accidents showing a 12% improvement and a 10% improvement respectively versus the same period last year.  These statistics remained at historically strong levels.  The Company remains committed to its safety program, which has a proven track record of improving results, and expects continued improvement in safety performance.

During the quarter, hurricanes Gustav and Ike resulted in numerous network service interruptions including track outages, flooding and reroutes. The storms caused significant damage to the New Orleans line, putting it out of service for over 5 weeks. As a result, interchange volumes to western rail partners were rerouted through alternative gateways, causing congestion.  Currently, the New Orleans line has been restored and volumes are now flowing through normal gateways.  In addition, heavy rains caused service disruptions in key terminals in the Midwest, including Chicago, Indianapolis and Louisville.  Also, the surge in export coal demand created further congestion in key lanes connecting coal production to coal piers on the coast.  Actions have been taken to position additional resources where required to handle this continued coal demand.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key service metrics reflected the impact of these challenges as the Company worked to improve continuously over last year’s performance. As of September 2008, velocity was 20.1 mph, on-time train originations were 77%, dwell was 24.1 hours and on-time destination arrivals for customers was 67%. The Company’s strong focus on achieving results through proactive actions, rules compliance, coaching and increased safety awareness continues.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)		Third Quarters		Improvement
		2008	2007	(Decline)%
Service
Measurements	FRA Personal Injuries Frequency Index	1.12	1.27	12%

	FRA Train Accident Rate	2.75	3.06	10

	On-Time Train Originations	77%	83%	(7)
	On-Time Destination Arrivals	67%	76%	(12)

	Dwell	24.1	22.7	(6)
	Cars-On-Line	226,425	220,604	(3)

	System Train Velocity	20.1	21.4	(6)

				Increase/
				(Decrease)
Resources	Route Miles	21,203	21,224	-%
	Locomotives (owned and long-term leased)	4,133	3,925	5
	Freight Cars (owned and long-term leased)	91,833	96,866	(5)%

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

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Results of Operations(Unaudited)(a)
(Dollars in Millions)
Third Quarters

					Operating
	Rail(b)		Intermodal		Income
	2008	2007	2008	2007	2008	2007	$ Change
Revenue	$2,562	$2,164	$399	$337	$2,961	$2,501	$460
Operating Expense:
Labor and Fringe	735	728	19	20	754	748	(6)
Materials, Supplies and Other (c)	521	424	47	47	568	471	(97)
Fuel (c)	506	329	2	1	508	330	(178)
Depreciation	221	211	6	9	227	220	(7)
Equipment and Other Rents	78	88	28	26	106	114	8
Inland Transportation	(135)	(111)	200	171	65	60	(5)
Total Expense	1,926	1,669	302	274	2,228	1,943	(285)
Operating Income	$636	$495	$97	$63	$733	$558	$175

Operating Ratio	75.2%	77.1%	75.7%	81.3%	75.2%	77.7%

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

(c)
Beginning in 2008, the Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For third quarters 2008 and 2007, these amounts were $39 million and $25 million, respectively.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters

	Volume			Revenue			Revenue Per Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change
Chemicals	124	130	(5)%	$381	$336	13%	$3,073	$2,585	19%
Emerging Markets	112	128	(13)	171	157	9	1,527	1,227	24
Forest Products	82	87	(6)	196	182	8	2,390	2,092	14
Agricultural Products	106	101	5	259	190	36	2,443	1,881	30
Metals	92	89	3	215	181	19	2,337	2,034	15
Phosphates and Fertilizers	87	89	(2)	116	100	16	1,333	1,124	19
Food and Consumer	50	52	(4)	119	112	6	2,380	2,154	10
Total Merchandise	653	676	(3)	1,457	1,258	16	2,231	1,861	20

Coal	440	441	-	802	619	30	1,823	1,404	30
Coke and Iron Ore	28	24	17	48	30	60	1,714	1,250	37
Total Coal	468	465	1	850	649	31	1,816	1,396	30

Automotive	79	102	(23)	195	198	(2)	2,468	1,941	27

Other	-	-	-	60	59	2	-	-	-
Total Rail	1,200	1,243	(3)	2,562	2,164	18	2,135	1,741	23

International	258	280	(8)	137	129	6	531	461	15
Domestic	274	250	10	255	202	26	931	808	15
Other	-	-	-	7	6	17	-	-	-
Total Intermodal	532	530	-	399	337	18	750	636	18

Total	1,732	1,773	(2)%	$2,961	$2,501	18%	1,710	1,411	21%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Rail Results of Operations

Rail Operating Revenue
The Company was able to achieve continued pricing gains during the third quarter 2008 predominantly due to the overall cost advantages that rail-based solutions provide versus other modes of transportation. These pricing gains, and higher fuel recovery due to higher fuel prices, more than offset the continuing volume weakness in housing construction, domestic automobile production and related markets.

Merchandise

Chemicals – Improved pricing and increased fuel recovery continued to drive revenue and revenue-per-unit gains.  Volume was down due to weakness in plastic shipments and chemicals used in construction and automobile production. Additionally, hurricanes forced a temporary shutdown of many chemical plants and refineries across the Texas and Louisiana Gulf coast late in the quarter.

Emerging Markets, Forest Products, and Food and Consumer – Revenue and revenue-per-unit increases were driven by pricing initiatives and favorable fuel recoveries.  Volume declines in lumber, building products, appliances and aggregates, which include crushed stone, sand and gravel were due to continued softness in residential construction.

Agricultural Products – Volume growth was driven by increased shipments of ethanol and feed grain.  Gains in price and fuel surcharge recovery led to increases in revenue and revenue per unit.

Metals – Volume growth was driven by increased shipments of scrap metal, steel used for non-residential construction, pipe and plate shipments.  Domestic production was strong, in part, due to declining imports.  Revenue and revenue-per-unit increases were driven primarily by improved pricing and increased fuel recovery.

Phosphates and Fertilizers – Revenue and revenue per unit increased due to favorable pricing actions and fuel recovery.  Large carryover fertilizer inventories from the first half of the year resulted in a decline in fertilizer moves.

Coal

Sustained growth in yield and improved fuel recovery positively influenced revenue and revenue per unit. Volumes increased in the export market due to continued strong overseas demand.  These gains were partially offset by lower shipments to electric utilities.

Automotive

Revenue and volume were down due to declining sales of trucks and SUV’s resulting from high fuel prices, the weak economic environment and tight credit conditions.  Revenue per unit improved due to price increases and higher fuel recoveries.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rail Operating Expense

Labor and Fringe expense increased $7 million. This increase was primarily driven by wage and benefit inflation which was mostly offset by a reduction of train crew headcount due to lower volumes.

Materials, Supplies and Other expenses increased $97 million primarily as a result of the storms during the quarter, mostly the write-off of assets that were damaged, inflation and proxy-related costs.  Additionally, there was an increase in cost of risk, primarily driven by higher train-accident related expenses and various other items.

Fuel expense increased $177 million due to higher fuel prices which more than offset increased fuel efficiency and volume.

Depreciation expense increased $10 million. A larger asset base related to higher capital spending was partially offset by lower depreciation rates resulting from a previous periodic review of asset useful lives.

Equipment and Other Rents expense decreased $10 million primarily due to the impacts of lower volume and reduced locomotive lease expense.

Third Quarter Intermodal Results of Operations

Intermodal Operating Revenue

International – Revenue-per-unit increases were primarily driven by increased fuel recovery and yield management.  Volumes were down due to continued import softness as well as changes in international shipping patterns.

Domestic – Volume gains were driven by continued strength in truckload, transcontinental and short-haul services. Revenue-per-unit increases were primarily driven by increased fuel recovery as yield and mix impacts were relatively flat year-over-year.

Intermodal Operating Expense

Intermodal operating expense increased due to higher inland transportation expense.  This was driven by higher fuel expense charged by CSXT for purchased transportation services and increased purchased transportation services from other railroads to support Intermodal’s growing coast-to-coast business.  A continued focus on managing controllable costs kept remaining operating expenses flat.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Additional Third Quarter Consolidated Results

Other Income

Other income decreased $6 million to $8 million in third quarter 2008.  This was largely driven by lower investment returns due to a gradual shift towards investing in lower risk, more liquid securities versus traditional short-term investments.

Interest Expense

Interest expense increased $29 million to $131 million due primarily to higher average debt balances in third quarter 2008.

Income Tax Expense

Income tax expense increased $55 million to $228 million, which was driven by higher operating income in third quarter 2008.

Net Earnings

Consolidated net earnings decreased $25 million to $382 million primarily due to a $110 million prior year gain related to the resolution of certain tax matters associated with previously discontinued operations.  This was mostly offset by an increase in net earnings from continuing operations of $85 million.  Earnings per diluted share increased $.03 to $.94 due to the impact on shares outstanding of CSX’s share repurchase program.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations(Unaudited)(a)
(Dollars in Millions)
Nine Months

					Operating
	Rail(b)		Intermodal		Income
	2008	2007	2008	2007	2008	2007	$ Change
Revenue	$7,449	$6,455	$1,132	$998	$8,581	$7,453	$1,128
Operating Expense:
Labor and Fringe	2,175	2,165	57	60	2,232	2,225	(7)
Materials, Supplies and Other (c)	1,439	1,328	147	134	1,586	1,462	(124)
Fuel (c)	1,481	926	5	4	1,486	930	(556)
Depreciation	658	635	18	28	676	663	(13)
Equipment and Other Rents	248	259	81	82	329	341	12
Inland Transportation	(394)	(330)	590	507	196	177	(19)
Total Expense	5,607	4,983	898	815	6,505	5,798	(707)
Operating Income	$1,842	$1,472	$234	$183	$2,076	$1,655	$421

Operating Ratio	75.3%	77.2%	79.3%	81.7%	75.8%	77.8%

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

(c)
The Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For nine months 2008 and 2007, these amounts were $114 million and $77 million, respectively.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Nine Months

	Volume			Revenue			Revenue Per Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change
Chemicals	381	397	(4)%	$1,115	$980	14%	$2,927	$2,469	19%
Emerging Markets	330	376	(12)	479	458	5	1,452	1,218	19
Forest Products	245	271	(10)	558	553	1	2,278	2,041	12
Agricultural Products	323	301	7	740	560	32	2,291	1,860	23
Metals	280	276	1	622	539	15	2,221	1,953	14
Phosphates and Fertilizers	269	270	-	374	310	21	1,390	1,148	21
Food and Consumer	151	163	(7)	343	335	2	2,272	2,055	11
Total Merchandise	1,979	2,054	(4)	4,231	3,735	13	2,138	1,818	18

Coal	1,330	1,324	-	2,299	1,829	26	1,729	1,381	25
Coke and Iron Ore	78	69	13	137	91	51	1,756	1,319	33
Total Coal	1,408	1,393	1	2,436	1,920	27	1,730	1,378	26

Automotive	267	330	(19)	602	624	(4)	2,255	1,891	19

Other	-	-	-	180	176	2	-	-	-
Total Rail	3,654	3,777	(3)	7,449	6,455	15	2,039	1,709	19

International	773	872	(11)	397	402	(1)	514	461	11
Domestic	797	706	13	717	580	24	900	822	9
Other	-	-	-	18	16	13	-	-	-
Total Intermodal	1,570	1,578	(1)	1,132	998	13	721	632	14

Total	5,224	5,355	(2)%	$8,581	$7,453	15%	$1,643	$1,392	18%

Prior periods have been reclassified to conform to the current presentation.

Nine Month Consolidated Results

Operating Revenue

Operating revenue increased $1.1 billion to $8.6 billion for the nine months ended 2008 due to continued pricing gains and higher fuel recoveries.

Operating Income

Operating income increased $421 million to $2.1 billion as operating revenue gains were partially offset by significant increases in fuel expenses.

Other Income

Other income increased $60 million to $69 million due to higher income from real estate sales and a $30 million non-cash adjustment to correct equity earnings from a non-consolidated subsidiary in first quarter 2008.  The impact of this adjustment is expected to be immaterial in future reporting periods.

CSX CORPORATION
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest Expense

Interest expense increased $81 million to $383 million primarily due to higher average debt balances in 2008.

Income Tax Expense

Income tax expense increased $143 million to $644 million, which was driven by higher operating income in 2008.  This increase in expense was partially offset by an $18 million income tax benefit during the second quarter principally related to the resolution of various income tax matters.

Net Earnings

Consolidated net earnings increased $147 million to $1.1 billion and earnings per diluted share increased $.58 to $2.71.  The principal elements of the after-tax change in earnings are a $110 million prior year gain related to the resolution of certain tax matters associated with previously discontinued operations, and an increase in net earnings from continuing operations of $257 million.

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

Long-term debt increased $897 million driven by a $1 billion debt issuance in first quarter 2008.  This increase was partially offset by a $244 million decrease in current maturities of long-term debt due mainly to debt repayments and convertible debt being converted into CSX common stock.  For additional information, see Note 6, Debt and Credit Agreements, under Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash provided by operating activities increased to $2.2 billion due in part to strong earnings from continuing operations during 2008.  These earnings were partially offset by property additions of $1.3 billion.  Additionally, cash used in financing activities changed to $638 million as the Company’s $1 billion debt issuance in 2008 was more than offset by share repurchases of $1.3 billion, dividends and long-term debt repaid.  Furthermore, purchases and sales of short-term investments were significantly reduced in 2008 due to a shift towards investing in lower risk, more liquid securities that are considered cash equivalents.

Liquidity and Working Capital

The credit markets have recently experienced adverse conditions, and volatility within these markets may increase the costs associated with issuing debt because of increased spreads over relevant interest rate benchmarks.  Nevertheless, CSX continues to be well positioned to weather the current crisis in financial markets.  At the end of the third quarter 2008, the Company had nearly $900 million of cash on hand and expects free cash flow to remain strong.  Additionally, CSX had a $1.25 billion credit facility with a diverse portfolio of banks.  Also at the end of the third quarter 2008, this facility was not drawn on.  The Company believes that generally it should continue to retain access to capital markets.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital deficit of $78 million and $180 million at September 2008 and December 2007, respectively.  The favorable change was primarily due to increased earnings.

The Company’s working capital balance varies from quarter to quarter due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including the credit facility and shelf registration statement, to manage its day-to-day cash requirements and any anticipated obligations.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.”  Currently, the long-term ratings for CSX’s obligations are BBB- and Baa3.  In the third quarter of 2008 following CSX’s annual meeting, S&P issued a release noting its outlook for CSX changed to negative as a result of four of The Children’s Investment Master Fund’s (TCI) director nominees being elected to CSX’s Board of Directors; however, S&P further noted it does not anticipate downgrading the rating as a result of such director changes unless CSX is no longer committed to targeting an investment grade capital structure and adopts a more aggressive financial policy.  Moody’s outlook for CSX continues to be stable.  For more information regarding the annual meeting, see Part II, Item 4 of this Quarterly Report on Form 10-Q.

If CSX's credit ratings were to decline to lower levels, the Company could experience significant increases in its interest cost for new debt.  In addition, the market’s demand, and thus the Company’s ability to readily issue new debt, could become further influenced by the economic and credit market environment.

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

•	worsening conditions in the financial markets that may affect timely access to capital markets, as well as the cost of capital;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•	the impact of increased passenger activities in capacity-constrained areas or regulatory changes affecting when CSXT can transport freight or service routes;

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

ITEM 4:  CONTROLS AND PROCEDURES

    As of September 26, 2008, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of third quarter 2008, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during third quarter 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

                Beginning in March 2008, CSX has had the authority to purchase $3 billion of its outstanding common stock under its share repurchase program.  CSX intends to complete all authorized share repurchases by year-end 2009.  While it is not the Company’s intention, the program could be suspended or discontinued at any time, based on market, economic or business conditions.  The timing and amount of repurchase transactions will be determined by CSX’s management based on its evaluation of market conditions, share price and other factors.

Cumulatively since 2006 under various publicly announced repurchase programs, CSX has bought approximately $3.9 billion of its outstanding common stock through the third quarter of 2008.  These repurchases, along with the remaining $2.0 billion available under the authority granted in March 2008, equal nearly $6 billion of CSX common stock expected to be repurchased through 2009.

Share repurchase activity of $836 million for third quarter 2008 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Third Quarter	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$2,849,212,239

July
(June 28, 2008 - July 25, 2008)	2,564,100	59.42	2,435,000	2,704,454,816

August
(July 26, 2008 - August 22, 2008)	5,110,000	61.92	4,940,000	2,398,351,151

September
(August 23 - September 26, 2008)	6,529,400	59.02	6,529,400	2,013,000,965

Total/Ending Balance	14,203,500	$60.13	13,904,400	$2,013,000,965

(a)
The difference of 299,100 shares between the “Total Number of Shares Purchased” and the “Total Number of Shares Purchased as Part of Publicly Announced Plans or     Programs” for the quarter represents shares purchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) Annual Shareholders’ meeting held June 25, 2008 and completed on September 24, 2008.

(b)     Not applicable.

(c)
There were 404,783,890 shares of CSX common stock outstanding as of April 21, 2008, the record date for the 2008 annual meeting of shareholders, and 295,504,762 shares of CSX common stock were represented at the meeting.

ITEM 1—Election of Directors
CSX Nominee	Votes For	Votes Withheld
John D. McPherson	289,502,300	5,805,855
Donna Alvarado	289,484,637	5,823,518
Donald J. Shepard	289,477,087	5,831,069
Edward J. Kelly, III	289,342,513	5,965,642
Michael J. Ward	288,896,892	6,411,263
David M. Ratcliffe	288,342,970	5,808,773
John B. Breaux	288,276,159	5,936,196
Steven T. Halverson	132,288,805	5,650,485
Frank S. Royal	129,715,745	7,067,133
William C. Richardson	129,365,392	5,756,423
Elizabeth E. Bailey	121,616,420	5,828,336
Robert D. Kunisch	120,061,421	5,722,271

TCI Group Nominee	Votes For	Votes Withheld
Gilbert H. Lamphere	170,353,891	523,610
Alexandre Behring	159,839,867	1,638,900
Timothy T. O’Toole	147,824,964	19,140,262
Christopher Hohn	130,506,157	28,155,134
Gary L. Wilson	82,543,104	75,022,386

CSX CORPORATION

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

ITEM 2—Ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm for 2008

Votes For	Votes Against	Abstentions
212,272,408	5,775,313	77,457,018

ITEM 3—Approval of the bylaw amendments adopted by the Board of Directors allowing shareholders to request special shareholder meetings

Votes For	Votes Against	Abstentions
111,726,741	179,422,927	4,355,084

ITEM 4—Shareholder proposal regarding special shareholder meetings

Votes For	Votes Against	Abstentions
184,270,535	105,308,447	5,924,142

ITEM 5—Shareholder proposal regarding nullification of certain bylaw provisions

Votes For	Votes Against	Abstentions
186,319,966	102,184,737	7,000,042

 (d)  None.

ITEM 5: OTHER INFORMATION

None

CSX CORPORATION

ITEM 6: EXHIBITS

Exhibits

3.2
Bylaws of the Registrant, amended effective as of September 24, 2008 (incorporated herein by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the Commission on September 25, 2008).

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
Dated:  October 14, 2008