Form 10-K
period 2008-12-26
CSX CORP
filed 2009-02-19
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2008

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
Yes (  ) No (X)

On June 27, 2008 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $25.2 billion (based on the New York Stock Exchange closing price on such date).

There were 399,254,173 shares of Common Stock outstanding on January 30, 2009 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 6, 2009.

CSX CORPORATION
PART I

Item 1.  Business by Segment

CSX Corporation (“CSX”) together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation suppliers.  The Company’s rail and intermodal businesses provide rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

Rail

CSX’s principal operating company, CSX Transportation, Inc. (“CSXT”), provides a crucial link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia, and the Canadian provinces of Ontario and Quebec.  It serves 70 ocean, river and lake ports along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  CSXT also serves thousands of production and distribution facilities through track connections to more than 230 short-line and regional railroads.

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

Lines of Business

Together, the rail and intermodal segments generated $11.3 billion of revenue during 2008 and served four primary lines of business:

•
The merchandise business is the most diverse market with nearly 2.5 million carloads per year of aggregates, which include crushed stone, sand and gravel, metal, phosphate, fertilizer, food, consumer, agricultural, paper and chemical products.  The merchandise business generated approximately 49% of the Company’s revenue in 2008 and 37% of volume.

CSX CORPORATION
PART I

•
Coal, which delivered approximately 1.9 million carloads of coal, coke and iron ore to electricity generating power plants, ocean, river and lake piers and terminals, steel makers and industrial plants, accounted for approximately 29% of the Company’s revenue in 2008 and 28% of volume.  The Company transports almost one-third of every ton of coal used for generating electricity in the areas it serves.

•
Automotive, which delivers finished vehicles and auto parts, generated approximately 7% of the Company’s revenue and 5% of the Company’s volume in 2008.  The Company delivers approximately 30% of North America’s light vehicles, serving both traditional manufacturers and the increasing number of global manufacturers.

•
Intermodal offers a competitive cost advantage over long-haul trucking by combining the economics of rail transportation with the short-haul flexibility of trucks.  Through its network of more than 50 terminals, Intermodal serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.  For 2008, Intermodal accounted for approximately 13% of the Company’s total revenue and 30% of volume.

Other revenue, which includes revenue from regional railroads, demurrage, switching and other incidental charges, accounted for 2% of the Company’s total 2008 revenue.  Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed by railroads when shippers or receivers of freight hold railcars beyond a specified period of time.  Switching revenue is generated when CSXT switches cars between trains for a customer or another railroad.

Other Businesses

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities, and the Greenbrier Hotel Corporation, formerly known as CSX Hotels, Inc., a resort doing business as The Greenbrier.  These items are classified in other income because they are not considered by the Company to be operating activities and results may fluctuate with the timing of real estate sales and resort seasonality.  See Note 9, Other Income, for more information related to the Company’s investment in The Greenbrier resort.

Financial Information about Operating Segments

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets by segment for each of the last three fiscal years.

CSX CORPORATION
PART I

Company History

A leader in freight rail transportation for more than 180 years, the Company’s roots date back to the early nineteenth century when The Baltimore and Ohio Railroad Company (“B&O”) – the nation’s first common carrier – was chartered in 1827. Since that time, the Company has built on the foundation laid by early pioneers who had a vision to create a railroad that could safely and reliably service the ever-increasing demands of a growing nation.

Since its founding, numerous railroads have combined with the former B&O through merger and consolidation to create what has become CSX.  Each of the railroads that combined into the CSX family brought unique and valuable geographical reach to new markets, gateways, cities, ports and transportation corridors.

CSX was incorporated in 1978 under Virginia law. In 1980, the Company completed the merger of the Chessie System (“Chessie”) and Seaboard Coast Line Industries (“Seaboard”) into CSX.  The merger allowed the Company to connect northern population centers and Appalachian coal fields to growing southeastern markets. In 1986, the Chessie and Seaboard operating entities were transferred to the rail entity CSXT, which was created through the merger.  Intermodal was originally formed in 1986 in order to provide nationwide, door-to-door intermodal service.

In 1997, CSXT and Norfolk Southern Railway jointly acquired the rights to operate Conrail, Inc. (“Conrail”) and then in 2004, CSXT acquired an allocated portion of Conrail’s assets, which CSXT operated.  Conrail was formed in 1976 from several financially troubled northeast railroads to restructure and revive the region’s railroads.  The Company’s acquisition of key portions of Conrail allows CSXT to link the northeast, including New England and the New York metropolitan area, with Chicago, midwest markets and the growing areas in the southeast that were already served by CSXT.  This current rail network allows the Company to directly serve every major market in the eastern United States with dependable, environmentally friendly and fuel efficient freight transportation and intermodal service.

CSX CORPORATION
PART I

Regulatory Environment

The Company's operations are subject to a variety of federal, state and local laws and regulations, generally applicable to many businesses in the United States.  The railroad operations conducted by the Company's subsidiaries, including CSXT, are subject in many respects to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation (“DOT”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars and locomotives, and hazardous materials requirements.  Additionally, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security (“DHS”), has broad authority over railroad operating practices that may include homeland security implications.  In some cases, state and local laws and regulations can be preempted in their application to railroads by the operation of these and other federal authorities.

Decisions of these and other agencies can affect the profitability of the Company’s business.  For further discussion on regulatory risks to the Company, see Item 1A. Risk Factors beginning on page 8.

Although the Staggers Act of 1980 significantly deregulated rail rates and much of the rail traffic of the Company's subsidiaries is currently exempt from rate regulation by agency decision, the STB has broad jurisdiction over railroad commercial practices, including some railroad rates.  This includes jurisdiction over freight car charges, the transfer, extension or abandonment of rail lines, rates charged on certain regulated rail traffic and any acquisition of control over rail common carriers.  In 2008, for example, the STB issued a decision modifying its policies governing certain contractual terms sometimes used in sales of rail lines.  See Note 6, Commitments and Contingencies for further information.

In 2008, Congress enacted the Rail Safety Improvement Act.  The legislation includes a mandate that all Class I freight railroads implement a positive train control system (“PTC”) by December 31, 2015.  PTC must be installed on all main lines with passenger and computer operations as well as those over which toxic-by-inhalation hazardous materials (“TIH”) are transported.  Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and a train from diverting off-course onto another set of tracks through a switch left in a wrong position.  Significant capital costs are anticipated with the implementation of PTC as well as ongoing operating expenses.

  Also in 2008, the TSA issued rules that apply to the transportation of certain kinds of highly hazardous materials.  The new rules place significant new security and safety requirements on passenger and freight railroad carriers, rail transit systems, and facilities that ship hazardous materials by rail.

CSX CORPORATION
PART I

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

CSXT’s primary rail competitor is Norfolk Southern Railway, which operates throughout much of CSX’s territory.   Other railroads also operate in parts of CSXT’s  territory.  Depending on the specific market, competing railroads and deregulated motor carriers may exert pressure on price and service levels.  For further discussion on the risk of competition to the Company, see Item 1A. Risk Factors beginning on page 8.

Other Information

CSX makes available on its website www.csx.com, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). Additionally, the Company has posted its code of ethics on its website, which is also available to any shareholder who requests it.  This Form 10-K and other SEC filings made by CSX are also accessible through the SEC’s website at www.sec.gov.

CSX has included the certifications of its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) regarding the Company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the Act”) as Exhibit 31, as well as Section 906 of the Act as Exhibit 32 to this Form 10-K report. Additionally, on October 23, 2008, CSX filed its annual CEO certification with the New York Stock Exchange (“NYSE”) confirming CSX’s compliance with the NYSE Corporate Governance Listing Standards.  The CEO was not aware of any violations of these standards by CSX as of January 30, 2009 (the latest practicable date that is closest to the filing of this Form 10-K).  This certification is also included as Exhibit 99 to this Form 10-K.

The Company’s annual average number of employees was approximately 34,000 in 2008, which includes approximately 29,000 union employees.  Most of the Company’s employees provide or support transportation services.  The information set forth in Item 6. Selected Financial Data is incorporated herein by reference.

For additional information concerning business conducted by the Company during 2008, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Note 17 Business Segments.

CSX CORPORATION
PART I

Item 1A.  Risk Factors

The following risk factors could have a materially adverse effect on the Company’s financial condition, results of operations or liquidity, and could cause those results to differ materially from those expressed or implied in the Company’s forward-looking statements.  Although the risks described below are those that management believes are the most significant, these are not the only risks facing the Company.  Additional risks and uncertainties not currently known to the Company or that the Company currently does not deem to be material also may materially impact the Company’s financial condition, results of operations or liquidity.

New legislation or regulatory changes could impact the Company’s earnings or restrict its ability to independently negotiate prices.

Political changes could result in legislative or regulatory changes that impose new burdens on the Company, increase operating costs, reduce operating efficiency or limit revenues.  Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of the Company’s business.  The railroad industry is vulnerable to economic re-regulation by Congress, which could have a significant negative impact on the Company’s ability to determine prices for rail services and would likely force a reduction in capital spending.  For example, statutes imposing price or labor constraints or affecting rail-to-rail competition could adversely affect the Company’s profitability.  Also, additional regulations related to environmental matters such as greenhouse gas emissions could increase the Company’s operating costs or reduce operating efficiencies or impact the business of CSX customers.

Government regulation and compliance risks may affect the Company’s operations and financial results.

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

In addition, the DOT and DHS have crafted rules requiring new safety measures and security protocols.  These regulations will increase operational costs and affect freight transportation routes.  Legislation recently enacted by Congress will also increase compliance risks.  The Rail Safety Improvement Act of 2008 imposes limits on employee work hours and may result in higher operating costs for the Company.

Noncompliance with applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.  In addition, a change in these regulations could increase operating costs and reduce operating efficiency.

CSX CORPORATION
PART I

General economic conditions could negatively impact demand for commodities and other freight.

The current economic environment has impacted demand for rail and intermodal services.  Further decline in general domestic and global economic conditions that affect demand for the commodities that the Company carries or that lead to bankruptcies or liquidations of one or more large customers of the Company could reduce the Company’s revenues, increase its bad debt expense, reduce its ability to make capital expenditures or have other adverse effects.  Because certain of the Company’s customers are in the automotive, housing and other industries, continued weakness or further downturns in these sectors could adversely affect the Company’s operating results.

Weaknesses in the capital and credit markets could negatively impact the Company’s access to capital.

The Company is in a capital intensive industry that requires continuing infrastructure improvements and acquisition of capital assets.  The Company from time to time accesses the credit markets for additional liquidity.  Credit markets have recently experienced adverse conditions, increasing the costs associated with issuing debt.  These conditions may further increase the Company’s funding costs, limit the Company’s ability to sell debt securities on acceptable terms and impede the Company’s attempts to revise its current debt arrangements as contemplated.

CSXT, as a common carrier by rail, is required by law to transport hazardous materials, which could expose the Company to significant costs and claims.

Under federal regulations, CSXT is required to transport hazardous materials under its common carrier obligation.  A train accident involving the transport of hazardous materials could result in significant claims arising from personal injury, property damage, and environmental penalties and remediation.  Such claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.  CSXT is also required to comply with regulations regarding the handling of hazardous materials.

In November 2008, the TSA issued final rules placing significant new security and safety requirements on passenger and freight railroad carriers, rail transit systems, and facilities that ship hazardous materials by rail.  Noncompliance with these rules can subject the Company to significant penalties and could be a factor in litigation arising out of a train accident.  Finally, legislation preventing the transport of hazardous materials through certain cities could result in network congestion and increase the length of haul for hazardous substances, which could result in increased operating costs, reduced operating efficiency or increase the risk of an accident involving the transport of hazardous materials.

CSX CORPORATION
PART I

Future acts of terrorism, war or regulatory changes to combat the risk of terrorism may cause significant disruptions in the Company’s operations.

Terrorist attacks, along with any government response to those attacks, may adversely affect the Company’s financial condition, results of operations or liquidity.  CSXT’s rail lines or other key infrastructure may be direct targets or indirect casualties of acts of terror or war.  This risk could cause significant business interruption and result in increased costs and liabilities and decreased revenues.  In addition, premiums charged for some or all of the insurance coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.

Furthermore, in response to the heightened risk of terrorism, federal, state and local governmental bodies are proposing and, in some cases, have adopted various legislation and regulations relating to security issues that impact the transportation industry.  For example, the DHS adopted regulations that require freight railroads to implement additional security protocols when transporting hazardous materials.  Complying with these regulations could continue to increase the Company’s operating costs and reduce operating efficiencies.

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

The Company has been, and may be subject to, allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the clean-up of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs that exceed reserves or require unanticipated cash expenditures as a result of any of the foregoing and may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

CSX CORPORATION
PART I

Severe weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.

The Company’s operations may be affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes.  Insurance maintained by the Company to protect against loss of business and other related consequences resulting from these natural occurrences is subject to limitations on coverage, depending on the nature of the risk insured against. This insurance may not be sufficient to cover all of the Company’s damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, the Company may not be able to restore service without a significant interruption in operations.

The Company may be subject to various claims and lawsuits that could result in significant expenditures.

The Company is subject to various existing lawsuits, including putative class action litigation alleging violations of antitrust laws and potential unknown litigation.  The Company may experience material judgments or incur significant costs to defend any such lawsuits.  Additionally, existing litigation may suffer adverse developments not currently reflected in the Company’s reserve estimates as the ultimate outcome of existing litigation is subject to numerous factors outside of the Company’s control.  While the Company uses its best efforts to evaluate existing litigation, the final judgments or settlement amounts may differ materially from the recorded reserves.

Increases in the number and magnitude of property damage and personal injury claims could adversely affect the Company’s operating results.

The Company faces inherent business risk from exposure to property damage, occupational injury claims, and personal injury claims resulting from train accidents, worker injury claims under the Federal Employers’ Liability Act (“FELA”) and claims from outside parties resulting from the Company’s operations.  The Company could experience material property damage, personal injury or occupational claims in the future and it may incur significant costs to defend such claims.

Existing claims may suffer adverse developments not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors outside of the Company’s control. Although the Company establishes reserves and maintains insurance to cover these types of claims, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves and exceed the Company’s insurance coverage.

CSX CORPORATION
PART I

Failure to complete negotiations on collective bargaining agreements could result in strikes and/or work stoppages.

Most of CSXT's employees are represented by labor unions and are covered by collective bargaining agreements. Generally speaking, these agreements are bargained nationally by the National Carriers Committee.  In the rail industry, negotiations have generally taken place over a number of years and previously have not resulted in any extended work stoppages.  Over the last 30 years, there were only six days of work stoppage related to labor disputes over national handling.  If the Company is unable to negotiate acceptable agreements, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members.  Under the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention), neither party may take action until the procedures are exhausted.

The Company faces competition from other transportation providers.

The Company experiences competition in the form of pricing, service, reliability and other factors from other transportation providers including railroads and motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSXT and other railroads must build and maintain rail networks using largely internal resources. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation providing for less stringent size or weight restrictions on trucks, could negatively impact the Company’s competitive position.

Network congestion could have a negative impact on service and operating efficiency.

The Company may experience rail network difficulties related to network capacity, unplanned increases in demand for rail service, increased passenger activities in capacity-constrained areas or regulatory changes impacting when CSXT can transport freight or service routes that could have a negative effect on the Company’s operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

The Company relies on the stability and availability of its technology systems to operate its business.

The Company relies on information technology in all aspects of its business.  A significant disruption or failure of the Company’s information technology systems, including computer hardware, software and communications equipment, could result in a service interruption, safety failure, security breach or other operational difficulties.  While the Company has taken steps to mitigate these risks, the performance and reliability of its technology systems are critical to its ability to operate and compete effectively.

CSX CORPORATION
PART I

Disruption of the supply chain could negatively impact operating efficiency and increase costs.

The capital intensive nature and sophistication of core rail equipment (including rolling stock equipment, locomotives, rail, and ties) limits the number of railroad equipment suppliers.  If any of the current manufacturers stops production or experiences a supply shortage, the Company could experience a significant cost increase or material shortage.  In addition, a few critical railroad suppliers are foreign.  Adverse developments in international relations, new trade regulations, disruptions in international shipping, or increases in global demand could make procurement of these supplies more difficult or increase the Company’s operating costs.

Additionally, if a fuel supply shortage were to arise, whether due to the Organization of the Petroleum Exporting Countries or other production restrictions, lower refinery outputs, a disruption of oil imports or otherwise, the Company would be negatively impacted.

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

CSXT’s track structure includes main thoroughfares connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than the Company’s approximately 21,000 route miles, which reflect the size of CSXT’s rail network that connects markets, customers and western railroads.  At December 2008, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,753
Terminals and switching yards	9,602
Passing sidings and turnouts	969
Total	37,324

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

For a list of Intermodal’s terminals, see page 18.

Network Geography

CSXT’s rail operations are primarily focused on four major transportation networks and corridors which are defined geographically and by commodity flows below.

Coal Network – The CSXT coal network connects the coal mining operations in nine eastern states with industrial areas in the northeast and mid-Atlantic, as well as many river, lake, and deep water port facilities.  Coal is used to generate more than half of the electricity in the United States. CSXT’s coal network is well positioned to supply utility markets in both the northeast and southeast.

Southeastern Corridor – This critical part of the network runs between CSXT’s western gateways of Chicago, St. Louis and Memphis through the cities of Nashville, Birmingham, and Atlanta and markets in the southeast.  The corridor provides direct rail service between the coal reserves of the southern Illinois basin and the increasing demand for coal in the southeast. The Southeastern Corridor is the premier rail route connecting these key cities, gateways, and markets and positions CSXT well to efficiently handle projected traffic volumes of intermodal, coal, automotive and general merchandise traffic.

CSX CORPORATION
PART I

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and metropolitan areas in New York and New England.  This route, also known as the “waterlevel route”, has minimal hills and grades and nearly all of it has two main tracks (referred to as double track).  These superior engineering attributes permit the corridor to support consistent, high-speed intermodal, automotive and merchandise service.  This corridor is a primary route for import traffic moving eastward across the country, through Chicago and into the population centers in the northeast.  The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the midwest.

Interstate 95 (I-95) Corridor – The CSXT I-95 Corridor connects Charleston, Jacksonville, Miami and many other cities throughout the southeast with the heavily populated northeastern cities of Baltimore, Philadelphia, and New York.  CSXT primarily transports food and consumer products, as well as metals and chemicals along this line.  It is the only rail corridor along the eastern seaboard south of Washington, D.C., and provides access to all the major eastern ports.

Locomotives

CSXT focuses on maximum use of its fleet and prudent investment in new units to drive the rail network.  Better locomotive management can help CSXT move freight more efficiently, while continued investment in CSXT’s power source can enable CSXT to operate more locomotives better.

CSXT operates more than 4,000 locomotives, of which over 95% are owned by CSXT.  Freight locomotives are the power source used primarily to pull rail cars.  Switching locomotives are used in yards to sort railcars so that the right railcar gets attached to the right train in order to get it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2008, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

	Locomotives	%
Freight	3,600	87%
Switching	322	8%
Auxiliary Units	221	5%
Total	4,143	100%

CSX CORPORATION
PART I

The table below indicates the number and year built for locomotives owned or on long-term lease at December 2008.

Year Built	Locomotives	%
1989 and before	2,021	50%
1990 - 1994	541	13%
1995 - 1999	601	15%
2000 - 2004	380	9%
2005	100	2%
2006	100	2%
2007	184	4%
2008	216	5%
Total	4,143	100%

Freight Car Fleet

The average daily fleet of cars-on-line consists of approximately 224,000 cars, but at any point in time, over half of the railcars on the CSXT system are not owned or leased by CSXT.   Examples of these are: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars.

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

CSX CORPORATION
PART I

Other cars owned or leased on the network include, but are not limited to, center beam cars for transporting lumber and building products.

CSXT owns more than 60% of its freight cars.  At December 2008, CSXT’s owned and long-term leased freight car fleet consisted of the following:

	Freight Cars	%
Gondolas	26,377	29%
Open-top hoppers	18,760	21%
Box cars	13,198	14%
Covered hoppers	12,915	14%
Multi-level flat cars	11,772	13%
Flat cars	7,195	8%
Other cars	1,133	1%
Total	91,350	100%

Intermodal Property

Infrastructure

Intermodal serves 56 terminals in 22 states. These terminals serve as a transfer point between rail and trucks. If the city or state has more than one terminal, it is indicated by the number next to it (listed in alphabetical order by state).

Intermodal Terminals
Mobile, AL	Kansas City, MO
Lathrop, CA	Charlotte, NC
Los Angeles/Long Beach, CA (3)	Buffalo, NY
Oakland, CA	Syracuse, NY
Jacksonville, FL (2)	New York/New Jersey (6)
Miami, FL	Cincinnati, OH
Orlando, FL	Cleveland, OH
Tampa, FL	Columbus, OH (2)
Atlanta, GA (2)	Marion, OH
Savannah, GA (2)	Portland, OR
Chicago, IL (3)	Chambersburg, PA
East St. Louis, IL (2)	Philadelphia, PA
Indianapolis, IN	Charleston, SC
Evansville, IN	Memphis, TN (2)
New Orleans, LA	Nashville, TN
Boston, MA	Houston, TX
Springfield, MA	Dallas, TX
Worcester, MA (3)	Portsmouth, VA
Baltimore, MD	Seattle, WA
Detroit, MI

CSX CORPORATION
PART I

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

At December 2008, Intermodal owned or long-term leased equipment consisted of the following:

	Equipment	%
Containers	14,577	52%
Chassis	13,060	47%
Other	426	2%
Total	28,063	100%

Item 3.  Legal Proceedings

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business.  For more information on legal proceedings, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the caption “Critical Accounting Estimates – Casualty, Environmental and Legal Reserves” and Item 8. Financial Statements and Supplementary Data - Note 6 Commitments and Contingencies under the caption “Other Legal Proceedings.”

CSX CORPORATION
PART I

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2008.

Executive Officers of the Registrant

Executive officers of the Company are elected by the CSX Board of Directors and generally hold office until the next annual election of officers.  There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected.  As of the date of this filing, the executive officers are:

Name and Age	Business Experience During Past 5 Years
Michael J. Ward, 58 Chairman, President and Chief Executive Officer

A 31-year veteran of the Company, Ward has served as Chairman, President and Chief Executive Officer of CSX since January 2003.  In 2000, he was named President of CSXT, and he was later appointed President of CSX and elected to the Board of Directors in 2002.

His distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Oscar Munoz, 49 Executive Vice President and Chief Financial Officer

Munoz has served as Executive Vice President and Chief Financial Officer of CSX and CSXT since May 2003 and is responsible for management and oversight of all financial, strategic planning, information technology, purchasing and real estate activities of CSX.

He brings to the Company years of experience from a variety of industries.  Before joining CSX in 2003, Munoz served as Chief Financial Officer and Vice President of AT&T Consumer Services.  He has also held key executive positions within the telecommunication and beverage industries, including the Coca-Cola Company and Pepsico Corporation.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past 5 Years
Tony L. Ingram, 62 Executive Vice President and Chief Operating Officer
Ingram has served as Executive Vice President and Chief Operating Officer of CSXT since March 2004 and manages all aspects of the Company’s operations across its 21,000 mile network, including transportation, service design, customer service, engineering and mechanical.

Prior to joining CSXT in 2004, Ingram spent more than 30 years at Norfolk Southern where he served as Senior Vice President – Transportation, Network and Mechanical from February 2003 to March 2004 and Vice President, Transportation – Operations from March 2000 to February 2003.

Clarence W. Gooden, 57 Executive Vice President of Sales and Marketing and Chief Commercial Officer
Gooden has been the Executive Vice President and Chief Commercial Officer of CSX and CSXT since April 2004 and is responsible for generating customer revenue, forecasting business trends and developing CSX’s model for future revenue growth.

A member of the Company for more than 35 years, Gooden has held key executive positions in both operations and sales and marketing, including being appointed President of CSX Intermodal in 2001 and Senior Vice President of the Merchandise Service Group in 2002.

Ellen M. Fitzsimmons, 48 Senior Vice President of Law and Public Affairs, General Counsel and Corporate Secretary

Fitzsimmons has been the Senior Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary since December 2003.  She serves as the Company’s chief legal officer and oversees all government relations and public affairs activities.

During her 17-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past 5 Years
Lisa A. Mancini, 49 Senior Vice President of Human Resources and Labor Relations

Mancini assumed the role of Senior Vice President of Human Resources and Labor Relations in January 2009 and is responsible for employee compensation and benefits, labor relations, organizational development and transformation, recruitment, training and various administrative activities.  She previously served as Vice President-Strategic Infrastructure Initiatives from 2007 to 2009 and, prior to that, Vice President – Labor Relations.

Prior to joining CSX in 2003, Mancini served as Chief Operating Officer of the San Francisco Municipal Railway and held executive positions at the San Francisco Municipal Transportation Authority and Southeastern Pennsylvania Transportation Authority.

Carolyn T. Sizemore, 45 Vice President and Controller

Sizemore has served as Vice President and Controller of CSX and CSXT since April 2002 and is responsible for financial and regulatory reporting, paying the Company’s 34,000 employees, accounts payable and billing and collections for outside party expenditures along with various other accounting processes.

Her responsibilities during her 19-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        CSX’s common stock is listed on the NYSE, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock

A total of 600 million shares of common stock are authorized, of which 390,526,847 shares were outstanding as of December 2008.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights.  At January 30, 2009, the latest practicable date, there were 40,626 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was approximately 409 million as of December 26, 2008.  (See Note 2, Earnings Per Share.)

A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock as required by SEC Regulation S-K.

	Quarter
	1st	2nd	3rd	4th	Year
2008
Dividends	$0.15	$0.18	$0.22	$0.22	$0.77
Common Stock Price
High	$58.10	$70.70	$69.50	$56.35	$70.70
Low	$39.87	$55.04	$50.50	$30.61	$30.61

2007
Dividends	$0.12	$0.12	$0.15	$0.15	$0.54
Common Stock Price
High	$42.53	$47.38	$51.88	$46.49	$51.88
Low	$33.50	$39.36	$38.09	$40.17	$33.50

CSX CORPORATION
PART II

 Stock Performance Graph

The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2003 is illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.  As shown in the graph, CSX’s five-year stock returns significantly outpaced those of the S&P 500.ock

 * The S&P 500 is a registered trademark of the McGraw-Hill Companies, Inc.

CSX CORPORATION
PART II

CSX Purchases of Equity Securities

            CSX is required to disclose any purchases of its own common stock for the most recent quarter.  CSX purchases its own shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan which covers certain union employees.

 In March 2008, CSX announced an increase to its share repurchase program, prospectively targeting $3 billion in shares.  Since that announcement, CSX has completed its internal target of $1.25 billion in share repurchases during 2008.  As a result, the company has remaining authority of $1.75 billion.   Further repurchases will be dependent upon an improvement in the capital market and business conditions.

Share repurchase activity for fourth quarter 2008 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Fourth Quarter Balance				$2,013,000,965

October
(September 27, 2008 - October 24, 2008)	4,776,500	$55.05	4,776,500	$1,750,065,626

November - December
(October 25, 2008 - December 26, 2008)	-	$ -	-	$1,750,065,626

Total/Ending Balance	4,776,500	$55.05	4,776,500	$1,750,065,626

CSX CORPORATION
PART II

Item 6.  Selected Financial Data

Selected financial data and significant events related to the Company’s financial results for the last five fiscal years are listed below.

		Fiscal Years
(Dollars in Millions, Except Per Share Amounts)	2008	2007	2006	2005	2004

Earnings From Continuing Operations
Operating Revenue	$11,255	$10,030	$9,566	$8,618	$8,040
Operating Expense	8,487	7,770	7,417	7,062	7,043
Operating Income	$2,768	$2,260	$2,149	$1,556	$997

Earnings from Continuing Operations	$1,365	$1,226	$1,310	$720	$418

Earnings Per Share:
From Continuing Operations	$3.41	$2.85	$2.98	$1.67	$0.97
From Continuing Operations, Assuming Dilution	3.34	2.74	2.82	1.59	0.94

Financial Position
Cash, Cash Equivalents and Short-term Investments	$745	$714	$900	$602	$859
Total Assets	26,288	25,534	25,129	24,232	24,605
Long-term Debt	7,512	6,470	5,362	5,093	6,248
Shareholders' Equity	8,048	8,685	8,942	7,954	6,811

Other Data Per Common Share
Dividend Per Share	$0.77	$0.54	$0.33	$0.215	$0.20

Employees -- Annual Averages
Rail	31,664	32,477	32,987	32,033	32,074
Other	2,699	2,966	3,018	3,076	3,833
Total	34,363	35,443	36,005	35,109	35,907

Significant Events

2008	--	Recognized an impairment loss of $166 million pre-tax, or $107 million after-tax, on investment in The Greenbrier resort.

--	Recognized a tax benefit of $18 million principally related to the settlement of federal income tax audits and certain other tax matters.

--	Recorded a non-cash adjustment to income of $30 million pre-tax, or $19 million after-tax, to correct equity earnings from a non-consolidated subsidiary.

2007	--	Recognized gains of $27 million pre-tax, or $17 million after-tax, on insurance recoveries from claims related to Hurricane Katrina. (See Note 13, Hurricane Katrina.)

2006	--	Two-for-one split of the Company’s common stock effective 2006. All periods have been retroactively restated to reflect the stock split.

--	Recognized gains of $168 million pre-tax, or $104 million after-tax, on insurance recoveries from claims related to Hurricane Katrina. (See Note 13, Hurricane Katrina.)

CSX CORPORATION
PART II

Significant events, continued:

--	Recognized an income tax benefit of $151 million primarily related to the resolution of certain tax matters, including resolution of ordinary course federal income tax audits for 1994 – 1998.

--	Recognized a $26 million after-tax non-cash gain on additional Conrail property received.

2005	--
Recognized a charge of $192 million pre-tax, or $123 million after-tax, to repurchase $1.0 billion of outstanding debt, for costs of the increase in current market value above original issue value.  (See Note 8, Debt and Credit Agreements.)

--	Recognized an income tax benefit of $71 million for the Ohio legislative change to gradually eliminate its corporate franchise tax.

2004	--	Recognized a charge of $71 million pre-tax, or $44 million after-tax, for separation expenses related to management restructuring.

--	Recognized a $16 million after-tax non-cash gain on the Conrail spin-off transaction.

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

STRATEGIC OVERVIEW

The Company provides customers with access to an expansive and interconnected transportation network that links ports, production facilities and distribution centers to markets in the Northeast, Midwest and southern states.  The Company serves major markets in the eastern United States and has direct access to all Atlantic and Gulf Coast ports, as well as the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  The Company also has access to Pacific ports through alliances with western railroads. Overall, the CSXT transportation network encompasses approximately 21,000 route miles of track in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec.

The Company transports a broad portfolio of products, ranging from coal to new energy sources such as ethanol, to automobiles, chemicals and consumer electronics. Those goods are transported across the country in a way that minimizes the impact on the environment, takes traffic off an already congested highway system and minimizes fuel consumption and transportation costs.

The Company’s transportation network serves some of the largest population centers in the nation.  More than two-thirds of Americans live within the Company’s service territory, accounting for about three-quarters of the nation’s consumption.  With a mix of pricing, productivity gains, and prudent investment in train network and rail efficiency, the Company will position itself to take full advantage of an eventual economic recovery.

Over the past five years, the Company has made substantial strides in improving operating performance.  In 2004, CSXT implemented the ONE Plan, which is being updated to drive greater network efficiencies.  The Company also continues to advance its Total Service Integration (“TSI”) initiative, which aims to better align the Company’s capabilities with customer demands.  TSI aims to optimize train size and increase asset utilization while delivering more reliable service to customers. Increases in train size reduce the overall number of shipments resulting in less network congestion and idle time for locomotives and reduce loading and unloading time for customers.  These efforts combined with other efficiencies have resulted in substantial improvements in the Company’s operating income, operating ratio/margin and free cash flow.

CSX CORPORATION
PART II

In 2008, the Company launched the National Gateway, a multi-million dollar public-private infrastructure initiative to create a more efficient freight transportation link between the Mid-Atlantic ports and the Midwest.  When completed, the National Gateway will provide greater capacity for product shipments in and out of the Midwest, reduce truck traffic on already crowded highways and create new jobs.

The global recession that intensified in late 2008 will continue to impact CSX’s business in 2009, and rail volume will be lower for the year. Beginning in late December, the Company began taking aggressive actions to manage costs and right-size resources to match demand conditions.  The Company has made adjustments to the ONE Plan to reduce the size of its scheduled train network in order to conserve resources.  As a result, the Company has begun furloughing employees (which is a temporary layoff) who will return to work when business conditions improve.  Additionally, the Company has reduced the number of active locomotives on its network and has placed older locomotives in storage to reduce maintenance costs.  The Company will continue to modify the ONE Plan and adjust resources accordingly in order to seek to maximize efficiencies in the current business environment.

CSX CORPORATION
PART II

2008 HIGHLIGHTS

•	Revenue grew $1.2 billion or 12% to $11.3 billion.

•	Expenses increased $717 million or 9% to $8.5 billion.

•	Operating income increased $508 million or 22% to $2.8 billion.

•	Service and safety measurements remained strong.

Despite a challenging economy in the later part of 2008, CSX delivered solid financial results. Revenue and revenue per unit increased 12% and 17%, respectively, from a year ago reflecting yield management initiatives and higher fuel recovery due to higher fuel prices during most of the year.  Under CSXT’s fuel surcharge program, CSXT bills the customer on a two month lag for fuel.  This lag creates higher fuel recovery in a period when fuel prices are declining.  Conversely, this lag creates lower fuel recovery in a period when fuel prices are increasing.

These positive results in revenue were achieved despite volume declines in three of the Company’s four lines of business.  The overall 4% volume decrease versus last year was primarily driven by continued weakness in the merchandise market relating to housing construction and associated markets as well as declines in automotive production.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 38 through 40.

Throughout 2008, the Company continued its focus on safety and operating performance.  Leadership and high levels of employee commitment to the Company’s safety programs delivered solid improvement in both FRA personal injury and train accident frequencies.  Personal injury frequency improved to a record 1.14, a 7% improvement compared to 2007. FRA train accident frequency fell to 2.68, an 11% improvement versus the prior year.

The Company’s safety and train accident prevention programs rely on broad employee involvement.  The programs utilize operating rules training, compliance measurement, root cause analysis, communication, structured competition and leadership to create a safer environment for employees and the public.  Continued capital investment in Company assets, including track, bridges, signals, and detection technology, also supports improved safety performance.

CSX CORPORATION
PART II

Key service metrics remained at historically high levels in 2008.  On-time train originations and arrivals, 79% and 70% respectively, were identical over both years.  Average dwell rose slightly to 23.3 hours, primarily due to lower demand levels and resulting surpluses in certain equipment types. Average train velocity declined 1%, although the network remained fluid.  Cars-on-line rose slightly with cars counts increasing 1%.  The Company aims to improve key operating measures to achieve increased efficiency and higher levels of service reliability.

RAIL OPERATING STATISTICS (Estimated)		Fiscal Years		Improvement/
		2008	2007	(Decline)%
Service
Measurements	FRA Personal Injuries Frequency Index	1.14	1.23	7%

	FRA Train Accident Rate	2.68	3.01	11

	On-Time Train Originations	79%	79%	-
	On-Time Destination Arrivals	70%	70%	-

	Dwell	23.3	23.2	-
	Cars-On-Line	223,574	221,943	(1)

	System Train Velocity	20.5	20.8	(1)

				Increase/
				(Decrease)
Resources	Route Miles	21,205	21,227	-%
	Locomotives (owned and long-term leased)	4,143	4,007	3
	Freight Cars (owned and long-term leased)	91,350	94,364	(3)%

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

Cars-On-Line – A count of all cars on the network (does not include locomotives, cabooses, trailers, containers or maintenance equipment).

System Train Velocity – Average train speed between terminals in miles per hour (does not include locals, yard jobs, work trains or passenger trains).

CSX CORPORATION
PART II

In addition to producing sound financial, safety and service results, CSX continued to focus on investing in its business and creating long-term value for shareholders during 2008.  The company has taken a balanced approach in deploying its capital through strategic investment, share repurchases and increased dividends for the benefit of shareholders.

Capital expenditures of $1.7 billion in 2008 were slightly lower than prior year.  The Company remains committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity.  As described below, free cash flow before dividends increased $845 million to $1.2 billion.  This increase was primarily driven by increased cash from operations which were a result of higher earnings.

CSX also steadily increased the quarterly dividend in 2008.  First, CSX increased its quarterly dividend from $0.15 to $0.18 during the second quarter of 2008.  It then increased the dividend again during the third quarter of 2008 to $0.22, which represented a 47% increase from the quarterly dividend level at fourth quarter 2007.  Additionally, CSX completed $1.25 billion of its $3 billion share repurchase program announced during 2008.  See Note 1, Nature of Operations and Significant Accounting Policies.

Non-GAAP Reconciliation

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

Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities.  Also, added to free cash flow is the Company’s 42% economic interest in Conrail’s free cash flow which is not consolidated in CSX amounts.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2008	2007	Change
(Dollars in Millions)
Net cash provided by operating activities	$2,914	$2,184	$730
Property additions	(1,740)	(1,773)	33
Other investing activities	36	(41)	77
Conrail free cash flow	11	6	5
Free Cash Flow (before payment of dividends)	$1,221	$376	$845

CSX CORPORATION
PART II

FORWARD-LOOKING STATEMENTS

Certain statements in this report and in other materials filed with the SEC, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934.  These forward-looking statements include, among others, statements regarding:

•	expectations as to results of operations and operational initiatives;

•
expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on the Company’s financial condition, result of operations or liquidity;

•
management’s plans, goals, strategies and objectives for future operations and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

•	future economic, industry or market conditions or performance and their effect on the Company’s financial condition, results of operations or liquidity.

Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made.    Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved.

CSX CORPORATION
PART II

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.  The following important factors, in addition to those discussed in Item 1A (Risk Factors) and elsewhere in this report, may cause actual results to differ materially from those contemplated by these forward-looking statements:

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

•	worsening conditions in the financial markets that may affect timely access to capital markets, as well as the cost of capital;

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•	the impact of increased passenger activities in capacity-constrained areas or regulatory changes affecting when CSXT can transport freight or service routes;

•
natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis affecting the health of the Company’s employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company’s operations, systems, property or equipment;

CSX CORPORATION
PART II

•	noncompliance with applicable laws or regulations;

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

CSX CORPORATION
PART II

FINANCIAL RESULTS OF OPERATIONS

2008 vs. 2007 Results of Operations

(Dollars in Millions)
Fiscal Year

					CSX
	Rail (b)		Intermodal		Consolidated (a)
	2008	2007	2008	2007	2008	2007	$ Change	% Change
Revenue	$9,789	$8,674	$1,466	$1,356	$11,255	$10,030	$1,225	12%
Operating Expense:
Labor and Fringe	2,879	2,905	76	81	2,955	2,986	31	(1)
Materials, Supplies and Other (a)	1,933	1,747	200	178	2,133	1,925	(208)	11
Fuel (a)	1,810	1,307	7	5	1,817	1,312	(505)	38
Depreciation	879	849	25	34	904	883	(21)	2
Equipment and Other Rents	317	341	108	110	425	451	26	(6)
Inland Transportation	(507)	(448)	760	688	253	240	(13)	5
Gain on Insurance Recoveries	-	(27)	-	-	-	(27)	(27)	(100)
Total Expense	7,311	6,674	1,176	1,096	8,487	7,770	(717)	9
Operating Income	$2,478	$2,000	$290	$260	$2,768	$2,260	$508	22

Other Income (Expense) - Net					(103)	89	(192)	(216)
Interest Expense					(519)	(417)	(102)	24
Income Tax Expense					(781)	(706)	(75)	11
Earnings from Continuing Operations					1,365	1,226	139	11
Discontinued Operations					-	110	(110)	(100)
Net Earnings					$1,365	$1,336	$29	2

Earnings Per Diluted Share
From Continuing Operations					3.34	2.74	0.60	22
Discontinued Operations					-	0.25	(0.25)	(100)
Net Earnings					3.34	2.99	0.35	12%

Operating Ratio	74.7%	76.9%	80.2%	80.8%	75.4%	77.5%
Total Assets	$25,343	$24,502	$321	$283

(a)	Beginning in 2008, certain items have been reclassified within the income statement. Certain prior-year data have been reclassified to conform to the 2008 presentation.

•
The Company reclassified all items within other operating income and certain items within other income into the Rail segment. As a result of this change, CSX consolidated operating income and Surface Transportation operating income are now the same; therefore, the Company will no longer report separate Surface Transportation results. The Rail segment was not materially impacted by these reclassifications.

•
The Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For 2008 and 2007, these amounts were $150 million and $102 million, respectively.

(b)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Table of Contents Fiscal Years

	Volume			Revenue			Revenue Per Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change
Chemicals	488	522	(7)%	$1,437	$1,313	9%	$2,945	$2,515	17%
Metals	337	355	(5)	751	702	7	2,228	1,977	13
Total Industrial	825	877	(6)	2,188	2,015	9	2,652	2,298	15

Emerging Markets	429	491	(13)	628	605	4	1,464	1,232	19
Forest Products	316	352	(10)	722	722	-	2,285	2,051	11
Food and Consumer	199	212	(6)	456	441	3	2,291	2,080	10
Total Housing	944	1,055	(11)	1,806	1,768	2	1,913	1,676	14

Agricultural Products	432	410	5	1,011	786	29	2,340	1,917	22
Phosphates and Fertilizers	335	362	(7)	460	421	9	1,373	1,163	18
Total Agriculture	767	772	(1)	1,471	1,207	22	1,918	1,563	23

Total Merchandise	2,536	2,704	(6)	5,465	4,990	10	2,155	1,845	17

Coal	1,779	1,771	-	3,110	2,483	25	1,748	1,402	25
Coke and Iron Ore	100	91	10	175	120	46	1,750	1,319	33
Total Coal	1,879	1,862	1	3,285	2,603	26	1,748	1,398	25

Automotive	343	439	(22)	784	839	(7)	2,286	1,911	20

Other	-	-	-	255	242	5	-	-	-
Total Rail	4,758	5,005	(5)	9,789	8,674	13	2,057	1,733	19

International	1,000	1,132	(12)	509	525	(3)	509	464	10
Domestic	1,069	979	9	929	807	15	869	824	5
Other	-	-	-	28	24	17	-	-	-
Total Intermodal	2,069	2,111	(2)	1,466	1,356	8	709	642	10

Total	6,827	7,116	(4)%	$11,255	$10,030	12%	$1,649	$1,409	17%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART II

2008 vs. 2007 Rail Results of Operations

Rail Operating Revenue

Rail revenue, which excludes Intermodal, is categorized by three main lines of business: merchandise, coal and automotive.  Rail revenue increased $1.1 billion, or 13%, to $9.8 billion in 2008 as compared to prior year. CSXT was able to achieve continued pricing gains predominantly due to the overall cost and service advantages that the Company’s rail based solutions provide to customers versus other modes of transportation. Higher fuel cost recovery, coupled with favorable pricing, more than offset volume losses driven by the weakening economy.

Merchandise

Chemicals – Revenue and revenue-per-unit improved due to a continued favorable pricing environment and fuel recoveries. Volume was down as a result of declines in plastic and plastic feedstock shipments, driven by weakness in housing, automotive and consumer goods markets.

Emerging Markets – Revenue and revenue-per-unit grew due to continued yield management efforts and favorable fuel recovery. Volume was down as a result of declines in aggregate shipments, such as crushed stone, sand and gravel, caused by a continued weakness in both residential and non-residential construction.  These declines more than offset growth in shipments of scrubber limestone and transportation equipment.

Forest Products – Revenue was flat and volume declined as shipments of building products slowed due to the decline in residential housing starts.  Further driving volume declines was a reduction in printing paper and newsprint as a combination of electronic media substitution and reduced advertising pages affected demand.

Agricultural Products – Revenue and volume increased due to continued growth in ethanol shipments and strong domestic demand in feed ingredients. Revenue-per-unit grew as a result of continued focus on yield management and increased fuel recovery.

Metals – Revenue and revenue-per-unit increased due to higher fuel recovery and continued pricing actions. Lower demand for steel due to continued weakness in construction and automobile production resulted in volume declines.  These declines more than offset growth in shipments of pipe which were driven by increases in drilling activity and pipeline construction.

Phosphates and Fertilizers – Volume declined in phosphate shipments as weak international and domestic demand resulted in plant curtailments.  Revenue-per-unit increases were driven primarily by yield initiatives and increased fuel recovery.

CSX CORPORATION
PART II

Food and Consumer – Volume declined with decreased demand for building products, appliances and consumer goods driven by the weakening economy and housing market.  Revenue-per-unit growth resulted from favorable fuel recoveries and yield initiatives.

Coal

Favorable pricing and fuel recovery positively influenced revenue and revenue-per-unit. Volumes were slightly up as strength in the export and river markets were offset by weakness in electric utility shipments.

Automotive

Volume and revenue declined due to a reduction in light vehicle production, several plant closures, and lower vehicle sales driven by the slowing economy and tight credit environment. Consistent with the overall automotive market, volumes continued to shift to foreign brands produced domestically. Revenue-per-unit improved due to yield initiatives and higher fuel recoveries.

Rail Operating Expense

Total rail operating expenses for 2008 increased 10% or $637 million to $7.3 billion compared to the prior year.  The description of what is included in each category as well as significant year over year changes is described below.

Labor and Fringe expenses include employee compensation and benefit programs.  These expenses are primarily affected by inflation, headcount, wage rates, incentives earned, healthcare plan costs, and pension and other post-retirement plan expenses.  These expenses decreased $26 million primarily driven by reduced staffing levels and lower benefit costs which were mostly offset by wage inflation.

Materials, Supplies and Other expenses consist primarily of materials and contracted services to maintain infrastructure and equipment and for terminal services at intermodal and automotive facilities.  This category also includes costs related to casualty claims, environmental remediation, train accidents, utilities, property and sales taxes and professional services.  Materials, supplies and other expenses increased by $186 million in 2008 primarily due to favorable personal injury reserve benefits in the prior year.  Additionally, these costs increased as a result of inflation, proxy contest and related litigation costs and other items.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel.  This expense is driven by the market price and locomotive consumption of diesel fuel.  This expense increased $503 million due to higher fuel prices during most of the year which more than offset increased fuel efficiency.

CSX CORPORATION
PART II

Depreciation expense primarily relates to recognizing the cost of a capital asset, such as locomotives, railcars and track structure, over its useful life.  This expense is impacted primarily by the capital expenditures made each year.  This expense increased $30 million primarily due to a larger asset base as a result of higher capital spending.  This increase was partially offset by lower depreciation rates resulting from periodic asset life studies.

Equipment and Other Rents primarily includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of CSXT equipment.  This category of expenses also includes lease expenses primarily for locomotives, railcars, containers and trailers, office and other rentals. These expenses decreased $24 million due mainly to lower volume and fewer locomotive leases.

Inland Transportation expense included in the rail segment is primarily for amounts paid to CSXT from Intermodal for shipments on CSXT’s network.  These intercompany charges are eliminated in consolidated results.  The remaining consolidated amount is expense paid by Intermodal to other transportation companies.

Gain on Insurance Recoveries includes gains on insurance recoveries related to Hurricane Katrina.  The decrease of $27 million is attributable to gains recognized in 2007 that were not repeated in 2008.

2008 vs. 2007 Intermodal Results of Operations

Intermodal operating income increased to $290 million, an increase of 12% or $30 million versus last year. Improved fuel recovery and a favorable traffic mix boosted revenue per unit and allowed for an 8% increase in revenue despite 2% fewer loads.  The volume impact of the continued deceleration of international traffic was somewhat offset by domestic growth in railroad provided container shipments, over-the-road truckload conversion, and short-haul moves in the Southeast.

Intermodal operating expense increased 7% or $80 million to $1.2 billion driven primarily by higher fuel prices and increased purchased transportation expense linked to growth in domestic transcontinental traffic.  Additionally, depreciation decreased based on the results of a periodic review of asset useful lives that was completed a year ago.

CSX CORPORATION
PART II

2008 vs. 2007 Additional Consolidated Results

Other Income (Expense) – Net

Other income decreased $192 million to a net expense of $103 million in 2008 primarily due to the recognition of a pre-tax impairment loss of $166 million related to the write-down of the investment in The Greenbrier resort.

Interest Expense

Interest expense increased $102 million in 2008 to $519 million due primarily to higher average debt balances in 2008.

Income Tax Expense

Income tax expense increased $75 million to $781 million which was driven by higher operating income in 2008.  This increase was partially offset by an $18 million income tax benefit during 2008 principally related to the settlement of federal income tax audits and certain other tax matters.

Net Earnings

 Net earnings increased $29 million to $1.4 billion and earnings per diluted share increased $.35 to $3.34 in 2008.  This increase was primarily due to the following factors:

•
Operating income increased $508 million primarily driven by higher revenues.  This increase in operating income was offset by an impairment loss associated with The Greenbrier resort along with higher interest expense due to higher debt levels.

•	Offsetting this increase was a $110 million 2007 tax benefit associated with the sale of CSX’s International Terminals business which is reported as discontinued operations in the prior year.

CSX CORPORATION
PART II

2007 vs. 2006 Results of Operations

(Dollars in Millions)
Fiscal Year

					CSX
	Rail (b)		Intermodal		Consolidated (a)
	2007	2006	2007	2006	2007	2006	$ Change	% Change
Revenue	$8,674	$8,154	$1,356	$1,412	$10,030	$9,566	$464	5%
Operating Expense:
Labor and Fringe	2,905	2,848	81	82	2,986	2,930	(56)	2
Materials, Supplies and Other (a)	1,747	1,653	178	187	1,925	1,840	(85)	5
Fuel (a)	1,307	1,204	5	5	1,312	1,209	(103)	9
Depreciation	849	819	34	38	883	857	(26)	3
Equipment and Other Rents	341	377	110	130	451	507	56	(11)
Inland Transportation	(448)	(462)	688	704	240	242	2	(1)
Gain on Insurance Recoveries	(27)	(166)	-	(2)	(27)	(168)	(141)	(84)
Total Expense	6,674	6,273	1,096	1,144	7,770	7,417	(353)	5
Operating Income	$2,000	$1,881	$260	$268	$2,260	$2,149	$111	5

Other Income (Expense) - Net					89	84	5	6
Interest Expense					(417)	(392)	(25)	6
Income Tax Expense					(706)	(531)	(175)	33
Earnings from Continuing Operations					1,226	1,310	(84)	(6)
Discontinued Operations					110	-	110	NM
Net Earnings					$1,336	$1,310	$26	2

Earnings Per Diluted Share
From Continuing Operations					2.74	2.82	(0.08)	(3)
Discontinued Operations					0.25	-	0.25	NM
Net Earnings					2.99	2.82	0.17	6%

Operating Ratio	76.9%	76.9%	80.8%	81.0%	77.5%	77.5%
Total Assets	$24,502	$24,212	$283	$276

NM – not meaningful

a)	Beginning in 2008, certain items have been reclassified within the income statement. Certain prior-year data have been reclassified to conform to the 2008 presentation.

•
The Company reclassified all items within other operating income and certain items within other income into the Rail segment. As a result of this change, CSX consolidated operating income and Surface Transportation operating income are now the same; therefore, the Company will no longer report separate Surface Transportation results. The Rail segment was not materially impacted by these reclassifications.

•
The Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement so that it now includes all fuel used for operations and maintenance.  For 2007 and 2006, these amounts were $102 million and $97 million, respectively.

b)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology, and other subsidiaries.

CSX CORPORATION
PART II

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Years

	Volume			Revenue			Revenue Per Unit
	2007	2006	% Change	2007	2006	% Change	2007	2006	% Change
Chemicals	522	528	(1)%	$1,313	$1,210	9%	$2,515	$2,292	10%
Metals	355	364	(2)	702	673	4	1,977	1,849	7
Total Industrial	877	892	(2)	2,015	1,883	7	2,298	2,111	9

Emerging Markets	491	524	(6)	605	580	4	1,232	1,107	11
Forest Products	352	404	(13)	722	773	(7)	2,051	1,913	7
Food and Consumer	212	245	(13)	441	477	(8)	2,080	1,947	7
Total Housing	1,055	1,173	(10)	1,768	1,830	(3)	1,676	1,560	7

Agricultural Products	410	397	3	786	681	15	1,917	1,715	12
Phosphates and Fertilizers	362	362	-	421	354	19	1,163	978	19
Total Agriculture	772	759	2	1,207	1,035	17	1,563	1,364	15

Total Merchandise	2,704	2,824	(4)	4,990	4,748	5	1,845	1,681	10

Coal	1,771	1,798	(2)	2,483	2,259	10	1,402	1,256	12
Coke and Iron Ore	91	94	(3)	120	119	1	1,319	1,266	4
Total Coal	1,862	1,892	(2)	2,603	2,378	9	1,398	1,257	11

Automotive	439	463	(5)	839	847	(1)	1,911	1,829	4

Other	-	-	-	242	181	34	-	-	-
Total Rail	5,005	5,179	(3)	8,674	8,154	6	1,733	1,574	10

International	1,132	1,281	(12)	525	580	(9)	464	453	2
Domestic	979	898	9	807	786	3	824	875	(6)
Other	-	-	-	24	46	(48)	-	-	-
Total Intermodal	2,111	2,179	(3)	1,356	1,412	(4)	642	648	(1)

Total	7,116	7,358	(3)%	$10,030	$9,566	5%	$1,409	$1,300	8%

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

Agricultural Products – Strong domestic demand in feed ingredients and soybean shipments supported growth in volume and revenue.  Ethanol volumes also increased as a result of expanded use in the Northeast.  Revenue per unit grew as a result of continued focus on yield management.

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

Rail Operating Expense

Total rail operating expenses for 2007 increased 6% or $401 million to $6.7 billion compared to the prior year.  The description of what is included in each category as well as significant year over year changes is described below.

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

Materials, Supplies and Other expenses consist primarily of materials and contracted services to maintain infrastructure and equipment and for terminal services at intermodal and automotive facilities.  This category also includes costs related to personal injury claims, environmental remediation, train accidents, utilities, property and sales taxes and professional services.  Overall, materials, supplies and other expenses increased by $94 million in 2007 primarily due to inflation, higher train accident related costs and higher environmental costs.  These costs were partially offset by $99 million of favorable personal injury reserve adjustments during the year.  This was due to a trend of significant decreases in the number and severity of work-related injuries for CSXT employees since 2003.

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

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel.  This expense is driven by the market price and locomotive consumption of diesel fuel offset by the effects of any hedging activities.  This expense increased $103 million primarily due to higher fuel prices and prior year hedge benefits that were not repeated during 2007 due to the expiration of the fuel hedge program.

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

Inland Transportation expense included in the rail segment is for amounts paid to CSXT from Intermodal for shipments on CSXT’s network.  These intercompany charges are eliminated in consolidated results.  The remaining consolidated amount is expense paid by Intermodal to other transportation companies.

Gain on Insurance Recoveries includes gains on insurance recoveries related to Hurricane Katrina.  While gains were recognized in both years, the $139 million decrease for 2007 was due to higher cash receipts for lost profits and replacement value of property compared to the value of the property that was damaged in 2006 versus 2007.

2007 vs. 2006 Intermodal Results of Operations

Intermodal operating income declined 3% or $8 million to $260 million versus last year on 4% lower revenue, partially offset by volume related cost savings.  Revenue and volume decreases reflect losses of several international customers, the slowing of Asian imports throughout the year and mix impact related to growth in new short-haul domestic traffic.  Other revenue declined $22 million from the termination of an agreement relating to the storage of containers as well as lower general business levels. Revenue per unit declined slightly with yield gains in the international market being offset by mix changes related to the new short-haul domestic traffic.

Despite rising fuel costs, Intermodal operating expense declined 4% or $48 million to $1.1 billion driven by lower car hire expense related to volume and improved operational efficiency.  Additionally, depreciation decreased based on the results of a periodic review of asset useful lives.

CSX CORPORATION
PART II

2007 vs. 2006 Additional Consolidated Results of Operations

Other Income

Other income of $89 million in 2007 was relatively flat compared to the prior year.

Interest Expense

Interest expense increased $25 million to $417 million in 2007 primarily due to higher average debt balances.

Income Tax Expense

Income tax expense increased $175 million to $706 million.  This change is primarily due to higher earnings in 2007 and a prior year income tax benefit of $151 million related to the resolution of certain tax matters that was not repeated.

Net Earnings

Consolidated net earnings increased $26 million and totaled $1.3 billion, and earnings per diluted share increased $0.17 to $2.99.  The principal elements of these increases were:

•
Operating income increased $111 million driven by strong operating results.  These strong results were more than offset by $151 million of prior year income tax benefits that were not repeated.  The net of these and other items decreased earnings from continuing operations by $84 million or $.08 per diluted share.

•
The $110 million or $.25 per diluted share gain in discontinued operations on the Company’s consolidated income statement in 2007 related to the resolution of certain tax matters associated with previously discontinued operations.

CSX CORPORATION
PART II

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a company’s ability to generate adequate amounts of cash to meet both current and future needs for obligations as they mature and to provide for planned capital expenditures.  In order to have a complete picture of a company’s liquidity, its balance sheet, sources and uses of cash flow and external factors should be reviewed.

Material Changes in the Consolidated Balance Sheets

CSX’s balance sheet reflects its strong capital base and the impact of CSX’s balanced approach in deploying its capital for the benefit of its shareholders, which includes reinvestment in the Company’s existing infrastructure, investments in the network, share repurchases and dividends.

Long-term debt increased $1 billion to $7.5 billion driven by debt issuances of $1.35 billion in 2008.  This increase was partially offset by a $464 million decrease in current maturities of long-term debt due mainly to debt repayments and convertible debt being converted into CSX common stock.

Total shareholder’s equity decreased $637 million during 2008.  This decrease was mainly attributable to share repurchases that exceeded net earnings as well as adjustments to other comprehensive income related to unrealized pension losses and the payment of dividends.  See Note 1, Nature of Operations and Significant Accounting Policies.

Sources and Uses of Cash

The Company has multiple sources of cash.  First, the Company generates cash from operations.  In 2008, the Company generated $2.9 billion of cash from operating activities, which represented a $730 million increase from the prior year due to higher cash flow generated from rail and intermodal operations.  Second, CSX has numerous financing sources including a $1.25 billion five-year unsecured revolving credit facility that expires in May 2012.  This facility can be increased by an additional $500 million to $1.75 billion with the approval of the lending banks.  See Note 8, Debt and Credit Agreements for more information.

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

CSX CORPORATION
PART II

Among other things, the Company uses cash for share repurchases and scheduled payments of debt and leases.  CSX also uses cash to pay dividends to shareholders, as declared by the Board of Directors.  CSX paid dividends of $308 million in 2008, which was $77 million more than prior year.  The increase in 2008 was primarily due to CSX increasing quarterly dividends to $0.22 per share.  CSX also repurchased $1.6 billion of shares in 2008.

Net cash used by investing activities during 2008 was $1.4 billion.  This use of funds was predominately driven by $1.7 billion of capital additions which are further described below.  This use of cash was slightly offset by proceeds from sales of short-term investments.

	Fiscal Years
Capital Additions (Dollars in millions)	2008	2007	2006
Track, Bridges, Signals and Other Related	$933	$821	$714
Locomotives and Freight Cars	454	458	373
Capacity and Commercial Facilities	147	272	247
Hurricanes Katrina / Gustav Asset Replacement	42	24	114
Other	164	198	191
Total	$1,740	$1,773	$1,639

Capital spending and maintenance programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.  For 2009, CSX plans to spend $1.6 billion of capital of which approximately 90% will be used to sustain the core infrastructure, terminals, locomotives, freight cars and technology.  The remaining 10% will be allocated to high return growth and productivity investments.

CSX is continually evaluating market and regulatory conditions that could affect the Company’s ability to generate sufficient returns on capital investments.  CSX may revise this estimate as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations.

Liquidity and Working Capital

Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with over $700 million of cash, cash equivalents and short-term investments.  CSX also has a $1.25 billion credit facility with a diverse portfolio of banks that was not drawn on.  Additionally, in January 2009, the Company took advantage of an improvement in capital market conditions and issued $500 million of new debt.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital deficit of $13 million and $180 million at December 2008 and 2007, respectively.  The favorable change was primarily due to increased earnings.

CSX CORPORATION
PART II

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including the credit facility and shelf registration statement, to manage its day-to-day cash requirements and any anticipated obligations.  The Company from time to time accesses the credit markets for additional liquidity. Due to the current economic and credit market environment, CSX may be unable to access capital due lack of market demand or may experience higher interest costs.

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

Long-term ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.”  Currently, the long-term ratings for CSX’s obligations fall within the investment grade band of credit quality.

Following CSX’s 2008 annual meeting, S&P issued a release noting its outlook for CSX changed to negative as a result of the new Board composition; however, S&P further noted it does not anticipate downgrading the rating unless CSX is no longer committed to targeting an investment grade capital structure or adopts a more aggressive financial policy.  Moody’s outlook for CSX continues to be stable.

If CSX's credit ratings were to decline to lower levels, the Company could experience significant increases in its interest cost for new debt.  In addition, the market’s demand, and thus the Company’s ability to readily issue new debt, could become further influenced by the economic and credit market environment.

CSX CORPORATION
PART II

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other commitments:

Type of Obligation	2009	2010	2011	2012	2013	Thereafter	Total
(Dollars in Millions) (Unaudited)

Contractual Obligations
Long-term Debt (See Note 8)	$319	$106	$605	$507	$782	$5,512	$7,831
Operating Leases - Net (See Note 6)	77	65	55	52	35	170	454
Agreements with Conrail (a)	13	9	4	3	3	6	38
Purchase Obligations (See Note 6)	529	353	449	337	310	4,848	6,826

Total Contractual Obligations	$938	$533	$1,113	$899	$1,130	$10,536	$15,149

Other Commitments
Guarantees (See Note 6)	$16	$16	$13	$12	$ -	$ -	$57
Other(b)	64	1	-	-	-	40	105

Total Other Commitments	$80	$17	$13	$12	$ -	$40	$162

(a)
Agreements with Conrail (for information about Conrail see Note 14, Related Party Transactions) represent minimum future lease payments for freight cars and locomotives and is included in total net lease commitments of $492 million disclosed in Note 6, Commitments and Contingencies.

(b)	Other commitments of $64 million predominately consisted of bonds in force. These bonds are surety bonds issued as a guarantee that CSX will perform its contractual obligation.

CSX CORPORATION
PART II

OFF-BALANCE SHEET ARRANGEMENTS

           For detailed information about the Company’s guarantees, operating leases and purchase obligations, see Note 6, Commitments and Contingencies.

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

 Casualty, Environmental and Legal Reserves

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”).  These reserves fluctuate with changes in estimates provided by independent third parties and reviewed by management, and are offset by the timing of payments.  Most of the claims were related to CSXT unless otherwise noted.

CSX CORPORATION
PART II

Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. The Company is presently self-insured up to $25 million per injury for personal injury and occupational-related claims.

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third-party injuries.  Work-related injuries for CSXT employees are primarily subject to FELA.  In addition to FELA liabilities, employees of other CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Worker’s Compensation Program or the Maritime Jones Act.

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

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) is computed using the Company’s average historical claim filing rates for a three-year calibration period, excluding a surge in claims originating in West Virginia in 2006.  These claimants were neither exposed to asbestos in West Virginia nor residents of the state.  850 of these claims remain outstanding.  The Company believes these claims will not have merit as no medical evidence has been provided to substantiate the claims and therefore the Company has excluded them from the calibration period.  Claim levels have since returned to expected levels and management feels this calibration period represents the best estimate of future filing rates.

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

CSX CORPORATION
PART II

•
An estimate of the future anticipated settlement by type of injury is computed using the Company's historical average of dollars paid per claim for pending and future claims using the average settlement by type of injury observed during a period that management feels is representative of future settlement amounts.

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

CSX CORPORATION
PART II

In accordance with Statement of Position 96-1, Environmental Remediation Liabilities, the Company reviews its role with respect to each site identified at least once a quarter, giving consideration to a number of factors such as:

•	type of clean-up required;

•	nature of the Company’s alleged connection to the location (e.g., generator of waste sent to the site or owner or operator of the site);

•	extent of the Company’s alleged connection (e.g., volume of waste sent to the location and other relevant factors); and

•	number, connection and financial viability of other named and unnamed potentially responsible parties at the location.

Based on the review process, the Company has recorded amounts to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company's estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.  Payments related to these liabilities are expected to be made over the next several years.

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in exposure, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall financial condition, results of operations or liquidity.

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

CSX CORPORATION
PART II

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

Pension and Post-retirement Medical Plan Accounting

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.  CSX made pension plan contributions of $102 million to its qualified defined benefit pension plans in 2008.

In addition to these plans, CSX sponsors a post-retirement medical plan and one life insurance plan that provide benefits to full-time, salaried, management employees hired prior to 2003, upon their retirement if certain eligibility requirements are met.  The post-retirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually.  The life insurance plan is non-contributory.

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

CSX CORPORATION
PART II

These assumptions are determined as of the beginning of the year.  As permitted by SFAS 87, the Company previously used a plan measurement date of September 30 to actuarially value its pension and post-retirement plans.  During 2008, CSX changed its measurement date to its fiscal year end in accordance with SFAS 158.  The effect of the change was a $13 million after-tax reduction to retained earnings.  The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  The Company reviews the long-term rate of return, discount, salary scale inflation and health care cost trend rates on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate.

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

The Company's expected long-term average rate of return on assets considers the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its 2008 pension obligation was 8.5%.

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

The discount rate used by the Company to value its 2008 pension and post-retirement obligations is 6.5%.  Each year these discount rates are reevaluated and adjusted to reflect the best estimate of the current effective settlement rates.  If interest rates generally decline or rise, the assumed discount rates will change.

CSX CORPORATION
PART II

 Salary Scale Inflation Rates

Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 3.8% to value its 2008 pension obligation.

Health Care Cost Trend Rates

Health care cost trend rates are based on recent plan experience and industry trends.  The Company uses actuarial data to substantiate the inflation assumption for health care costs, representing increases in total plan costs (which include claims and administrative fee cost components).  The current assumed health care cost trend rate is 9.5% for Medicare-eligible participants and 8.5% for non-Medicare-eligible participants and is expected to decrease gradually until reaching 5% in 2017, based upon current actuarial projections.

Other Assumptions

 The calculations made by the actuaries also include assumptions relating to mortality rates, turnover and retirement age.  These assumptions are based upon historical data and are selected by management.

2009 Estimated Pension and Post-retirement Expense

Net periodic pension and post-retirement benefits expense for 2009 is expected to be approximately $44 million and $31 million, respectively, compared to $33 million and $31 million, respectively in 2008.

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries and health care costs on the 2009 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB
Discount Rate 0.25% change	$4	$1
Salary Inflation 0.25% change	$1	$ -
Health Care Cost 1% change	N/A	$1

CSX CORPORATION
PART II

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

Recent experience with life studies has resulted in depreciation rate changes, which did not significantly affect the Company’s annual depreciation expense.  In 2007, CSXT initiated life studies for its road, equipment and track assets that concluded in 2008, resulting in a reduction in depreciation expense for equipment and road assets and an increase in depreciation expense for track assets.

CSX CORPORATION
PART II

Assets depreciated under the group-life method comprise 93% of CSXT's total fixed assets of $23 billion on a net basis at December 2008. The Company’s depreciation expense for 2008 amounted to $904 million.  A 1% change in the average life of all group-life assets would result in a $9 million change to the Company’s annual depreciation expense.

Income Taxes

In 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which became effective for CSX beginning in 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the Company’s financial condition, results of operations or liquidity.

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries.  Examinations of the federal income tax returns of CSX have been completed through 2003 and for 2007.  Federal income tax returns for 2004 through 2006 currently are under appeal.  Management believes adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.  Also, the Company is party to a number of legal and administrative proceedings, the resolution of which could result in gain realization in amounts that could be material to results of operations in a particular fiscal quarter or fiscal year.

New Accounting Pronouncements and Change in Accounting Policy

See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “New Accounting Pronouncements and Changes in Accounting Policy.”

CSX CORPORATION
PART II

Item 7A.                                Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes.  Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs, but as of December 2008, the Company did not have a significant position in derivative financial instruments.

At December 2008, CSX had $85 million of outstanding floating rate debt obligations outstanding.  A 1% fluctuation in interest rates on these notes would cause a $1 million change in interest expense.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	65

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial
Statements Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	66
December 26, 2008
December 28, 2007
December 29, 2006

Consolidated Balance Sheets as of:	67
December 26, 2008
December 28, 2007

Consolidated Cash Flow Statements for Fiscal Years Ended:	68
December 26, 2008
December 28, 2007
December 29, 2006

Consolidated Statements of Changes in Shareholders' Equity:	69
December 26, 2008
December 28, 2007
December 29, 2006

Notes to Consolidated Financial Statements	70

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

 We have audited the accompanying consolidated balance sheets of CSX Corporation and subsidiaries as of December 26, 2008 and December 28, 2007, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three fiscal years in the period ended December 26, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 26, 2008 and December 28, 2007, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 26, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation’s internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants

Jacksonville, Florida
February 17, 2009

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2008	2007	2006
Operating Revenue	$11,255	$10,030	$9,566
Operating Expense
Labor and Fringe	2,955	2,986	2,930
Materials, Supplies and Other	2,133	1,925	1,840
Fuel	1,817	1,312	1,209
Depreciation	904	883	857
Equipment and Other Rents	425	451	507
Inland Transportation	253	240	242
Gain on Insurance recoveries	-	(27)	(168)
Total Operating Expense	8,487	7,770	7,417

Operating Income	2,768	2,260	2,149

Other Income and Expense
Other Income (Expense) - Net (Note 9)	(103)	89	84
Interest Expense	(519)	(417)	(392)
Earnings From Continuing Operations before Income Taxes	2,146	1,932	1,841

Income Tax Expense (Note 12)	(781)	(706)	(531)
Earnings From Continuing Operations	1,365	1,226	1,310
Discontinued Operations (Note 15)	-	110	-
Net Earnings	$1,365	$1,336	$1,310

Per Common Share (Note 2)
Basic Earnings Per Share
From Continuing Operations	$3.41	$2.85	$2.98
Discontinued Operations	-	0.26	-
Net Earnings	$3.41	$3.11	$2.98

Earnings Per Common Share, Assuming Dilution
From Continuing Operations	$3.34	$2.74	$2.82
Discontinued Operations	-	0.25	-
Net Earnings	$3.34	$2.99	$2.82

Average Common Shares Outstanding (Thousands)	400,683	430,270	440,084

Average Common Shares Outstanding,	408,602	448,280	465,934
Assuming Dilution (Thousands)

Cash Dividends Paid Per Common Share	$0.77	$0.54	$0.33

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	December 26,	December 28,
	2008	2007
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$669	$368
Short-term Investments	76	346
Accounts Receivable, net of allowance for doubtful
accounts of $70 and $74, respectively	1,107	1,174
Materials and Supplies	217	240
Deferred Income Taxes	203	254
Other Current Assets	119	109
Total Current Assets	2,391	2,491

Properties	30,208	28,999
Accumulated Depreciation	(7,520)	(7,219)
Properties - Net (Note 10)	22,688	21,780

Investment in Conrail (Note 14)	609	639
Affiliates and Other Companies	406	365
Other Long-term Assets (Note 11)	194	259
Total Assets	$26,288	$25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$973	$976
Labor and Fringe Benefits Payable	465	461
Casualty, Environmental and Other Reserves (Note 5)	236	247
Current Maturities of Long-term Debt (Note 8)	319	783
Short-term Debt	1	4
Income and Other Taxes Payable	125	113
Other Current Liabilities	285	87
Total Current Liabilities	2,404	2,671

Casualty, Environmental and Other Reserves (Note 5)	643	624
Long-term Debt (Note 8)	7,512	6,470
Deferred Income Taxes	6,235	6,096
Other Long-term Liabilities (Note 11)	1,446	988
Total Liabilities	18,240	16,849

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	391	408
Other Capital	-	37
Retained Earnings (Note 1)	8,398	8,565
Accumulated Other Comprehensive Loss	(741)	(325)
Total Shareholders' Equity	8,048	8,685
Total Liabilities and Shareholders' Equity	$26,288	$25,534

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)
	Fiscal Years
	2008	2007	2006
OPERATING ACTIVITIES
Net Earnings	$1,365	$1,336	$1,310
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	918	890	867
Deferred Income Taxes	435	272	42
Non-cash Impairment Loss	166	-	-
Non-cash Discontinued Operations (Note 15)	-	(110)	-
Net Gain on Conrail spin-off - after tax	-	-	(26)
Contributions to Qualified Pension Plans (Note 7)	(102)	(266)	(28)
Other Operating Activities	65	(91)	(14)
Changes in Operating Assets and Liabilities:
Accounts Receivable	74	(50)	(33)
Other Current Assets	37	(41)	96
Accounts Payable	(3)	48	51
Income and Other Taxes Payable	(46)	234	(103)
Other Current Liabilities	5	(38)	(104)
Net Cash Provided by Operating Activities	2,914	2,184	2,058

INVESTING ACTIVITIES
Property Additions	(1,740)	(1,773)	(1,639)
Purchases of Short-term Investments	(25)	(2,338)	(1,412)
Proceeds from Sales of Short-term Investments	280	2,459	1,290
Other Investing Activities	36	(41)	151
Net Cash Used in Investing Activities	(1,449)	(1,693)	(1,610)

FINANCING ACTIVITIES
Short-term Debt - Net	(3)	(6)	7
Long-term Debt Issued (Note 8)	1,351	2,381	471
Long-term Debt Repaid (Note 8)	(642)	(785)	(546)
Dividends Paid	(308)	(231)	(145)
Stock Options Exercised (Note 4)	83	153	319
Shares Repurchased (Note 1)	(1,570)	(2,174)	(465)
Other Financing Activities	(75)	78	63
Net Cash Used in Financing Activities	(1,164)	(584)	(296)

Net Increase (Decrease) in Cash and Cash Equivalents	301	(93)	152

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	368	461	309
Cash and Cash Equivalents at End of Period	$669	$368	$461

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$509	$411	$387
Income Taxes Paid	$276	$235	$531
Seller Financed Assets	$310	$ 52	$ -

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)
					Accumulated Other
	Common				Comprehensive Income (Loss)
	Shares				Pension
	Outstanding	Common	Other	Retained	and OPEB	Fuel
	(Thousands)	Stock	Capital	Earnings	Adjustments(a)	Hedge(b)	Other	Total

Balance December 30, 2005	436,406	$436	$1,533	$6,262	$(307)	$30	$ -	$7,954
Comprehensive Earnings:
Net Earnings	-	-	-	1,310	-	-	-	1,310
Other Comprehensive Income (Loss)	-	-	-	-	(2)	(30)	-	(32)
Comprehensive Earnings								1,278
Adjustment for Initial Adoption
of SFAS 158, net of tax(c)	-	-	-	-	(83)	-	-	(83)
Dividends	-	-	-	(145)	-	-	-	(145)
Share Repurchases	(14,533)	(14)	(451)	-	-	-	-	(465)
Stock Option Exercises and Other	15,891	16	387	-	-	-	-	403

Balance December 29, 2006	437,764	438	1,469	7,427	(392)	-	-	8,942
Comprehensive Earnings:
Net Earnings	-	-	-	1,336	-	-	-	1,336
Other Comprehensive Income (Loss)	-	-	-	-	63	-	4	67
Comprehensive Earnings								1,403
Adjustment for Initial Adoption
of FIN 48(d)	-	-	-	33	-	-	-	33
Dividends	-	-	-	(231)	-	-	-	(231)
Share Repurchases (e)	(50,917)	(51)	(2,123)	-	-	-	-	(2,174)
Bond Conversions(f)	13,296	13	339	-	-	-	-	352
Subsidiary Equity Restructuring	-	-	72	-	-	-	-	72
Stock Option Exercises and Other	7,721	8	280	-	-	-	-	288

Balance December 29, 2007	407,864	408	37	8,565	(329)	-	4	8,685
Comprehensive Earnings:
Net Earnings	-	-	-	1,365	-	-	-	1,365
Other Comprehensive Income (Loss)	-	-	-	-	(411)	-	(5)	(416)
Comprehensive Earnings								949
Dividends	-	-	-	(308)	-	-	-	(308)
Share Repurchases (e)	(28,486)	(28)	(1,542)	-	-	-	-	(1,570)
Other Capital Reclass (g)	-	-	1,211	(1,211)	-	-	-	-
Bond Conversions (f)	5,042	5	116	-	-	-	-	121
Adjustment for SFAS 158, net of tax (g)				(13)				(13)
Stock Option Exercises and Other	6,106	6	178	-	-	-	-	184

Balance December 26, 2008	390,526	$391	$ -	$8,398	$(740)	$ -	$(1)	$8,048

(a)	Pension and Other Postretirement Benefits balances are net of taxes of $197 million, $166 million and $375 million for 2006, 2007 and 2008, respectively.
(b)	Fuel hedge activity is net of taxes of $21 million for 2006.
(c)	See Note 1, Nature of Operations and Significant Accounting Policies under caption New Accounting Pronouncements and Changes in Accounting Policy.
(d)	See Note 12, Income Taxes.
(e)	See Note 1, Nature of Operations and Significant Accounting Policies under caption Other Items – Share Repurchases.
(f)	See Note 2, Earnings Per Share and Note 9, Debt and Credit Agreements.
(g)	See Note 1, Nature of Operations and Significant Accounting Policies under caption Other Items - Retained Earnings.

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Operations and Significant Accounting Policies

Nature of Operations

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation suppliers.  The Company’s rail and intermodal businesses provide rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

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

Other Entities

In addition to CSXT, the rail segment includes non-railroad subsidiaries Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  TDSI serves the automotive industry with distribution centers and storage locations, while Transflo provides logistical solutions for transferring products from rail to trucks.  Technology and other support services are provided by CSX Technology and other subsidiaries.

Intermodal

CSX Intermodal, Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.  Containers and trailers are loaded and unloaded from trains, and trucks provide the link between intermodal terminals and the customer.

Lines of Business

Together, the rail and intermodal segments generated $11.3 billion of revenue during 2008 and served four primary lines of business, which are as follows:

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

•
The merchandise business is the most diverse market with nearly 2.5 million carloads per year of aggregates, which includes crushed stone, sand and gravel, metal, phosphate, fertilizer, food, consumer, agricultural, paper and chemical products.  The merchandise business generated approximately 49% of the Company’s revenue in 2008 and 37% of volume.

•
Coal, which delivered approximately 1.9 million carloads of coal, coke and iron ore to electricity generating power plants, ocean, river and lake piers and terminals, steel makers and industrial plants, accounted for approximately 29% of the Company’s revenue in 2008 and 28% of volume.  The Company transports almost one-third of every ton of coal used for generating electricity in the areas it serves.

•
Automotive, which delivers finished vehicles and auto parts, generated approximately 7% of the Company’s revenue and 5% of the Company’s volume in 2008.  The Company delivers approximately 30% of North America’s light vehicles, serving both traditional manufacturers and the increasing number of global manufacturers.

•
Intermodal offers a competitive cost advantage over long-haul trucking by combining the superior economics of rail transportation with the short-haul flexibility of trucks.  Through its network of more than 50 terminals, Intermodal serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.  For 2008, Intermodal accounted for approximately 13% of the Company’s total revenue and 30% of volume.

Other revenue, which includes revenue from regional railroads, demurrage, switching and other incidental charges, accounted for 2% of the Company’s total 2008 revenue.  Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed by railroads when shippers or receivers of freight hold railcars beyond a specified period of time.  Switching revenue is generated when CSXT switches cars between trains for a customer or another railroad.

Other Businesses

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities, and the Greenbrier Hotel Corporation, formerly known as CSX Hotels, Inc., a resort doing business as The Greenbrier.  These items are classified in other income because they are not considered by the Company to be operating activities and results may fluctuate with the timing of real estate sales and resort seasonality.  See Note 9, Other Income, for more information related to the Company’s investment in The Greenbrier resort.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of CSX and its subsidiaries at December 2008 and December 2007, and the Consolidated Statements of Income, Cash Flows and Changes in Shareholders’ Equity for fiscal years 2008, 2007 and 2006.

Beginning in 2008, certain items have been reclassified within the income statement.  These reclassifications include reclassifying all items previously reported as other operating income and certain items within other income into the Rail segment.  As a result of this change, the Company’s consolidated operating income and Surface Transportation operating income is now the same; therefore, the Company no longer reports separate Surface transportation results.  The Rail segment was not materially impacted by these reclassifications.

Additionally, beginning in 2008, the Company reclassified all non-locomotive fuel related costs previously included in materials, supplies and other into fuel on the Company’s consolidated income statement.  These amounts were $150 million and $102 million for the years ended 2008 and 2007, respectively.  Certain other prior-year data have been reclassified to conform to the 2008 presentation.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar.  This fiscal calendar allows every quarter to consistently end on a Friday and to be of equal duration (13 weeks).  However, to maintain this type of reporting calendar, every sixth or seventh year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in one quarter (a 14-week fiscal quarter) and, therefore, that full fiscal year will have 53 weeks.

Fiscal years 2008, 2007 and 2006 each consisted of 52 weeks ending on December 26, 2008, December 28, 2007 and December 29, 2006, respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.  The next 53 week fiscal year will be 2010.

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

CSX holds $15 million and $270 million of auction rate securities and classifies these investments as available for sale as of December 2008 and 2007, respectively.  Accordingly, these investments were included in current assets on the Consolidated Balance Sheets.  On the Consolidated Cash Flow Statements, purchases and sales of these assets were classified within Investing Activities.

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

The results of the life study process determine the service lives for each asset group under the group-life method. These studies are conducted by a third party expert and are analyzed by the Company's management. Resulting changes in service life estimates are subject to review and approval by the STB. Road assets, including main-line track, have estimated service lives ranging from 6 years for system roadway machinery to 80 years for grading. Equipment assets, including locomotives and freight cars, have estimated service lives ranging from 6 years for motor vehicles to 35 years for work equipment.

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

The majority of non-rail property is depreciated using the straight-line method on a per asset basis.  The depreciable lives of non-rail property are periodically reviewed by the Company and any changes are applied on a prospective basis.  Amortization expense recorded under capital leases is included in depreciation expense on the Consolidated Income Statements.

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

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with Statement of Financial Accounting Standards (“SFAS”) 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

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

Comprehensive Earnings

CSX reports comprehensive earnings (loss) in accordance with SFAS 130, Reporting Comprehensive Income, in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e. issuance of equity securities and dividends).  Generally, for CSX, that calculation is net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period and were $949 million and $1.4 billion for 2008 and 2007, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance, net of tax, as of the balance sheet date.  For CSX, AOCI is specifically the cumulative balance related to the pension and other post-retirement adjustments and in total reduced overall equity.  The balance at December 2008 and December 2007 was $741 million and $325 million, respectively.  (See Note 7, Employee Benefit Plans.)

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Derivative Financial Instruments

CSX recognizes all derivatives as either assets or liabilities in the Consolidated Balance Sheets and measures those instruments at fair value.  (See Note 16, Derivative Financial Instruments.)

New Accounting Pronouncements and Changes in Accounting Policy

CSX adopted the Financial Accounting Standards Board (“FASB”) Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), at the beginning of fiscal year 2007.  FIN 48 addressed the determination of how tax benefits claimed or expected to be claimed on an income tax return should be recorded in the financial statements.  Under FIN 48, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  These tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution.  The impact of the Company’s reassessment of its tax positions in accordance with FIN 48 did not have a material impact on the financial condition, results of operations or liquidity.  (See Note 12, Income Taxes.)

In 2007, the FASB issued SFAS No. 157, Fair Value Measurements, and the SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  These statements define fair value, provide guidance on fair value measurement and give companies the option to report financial instruments and certain other items at fair value.  CSX was not materially impacted by these statements.

In 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51 (“SFAS 160”). This statement clarifies that minority interest should be reported as equity on the balance sheet.  Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement. For CSX, SFAS 160 is effective beginning fiscal year 2009 and the Company does not expect to be materially impacted by this statement.

In September 2006, FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an Amendment of FASB Statements No. 87, 88, 106, and 132 (R) (“SFAS 158”), which changed the accounting rules for reporting and disclosures related to pensions and other post-retirement benefit plans.  Pursuant to SFAS 158, the Company was required to change its September measurement date for the pension and other postretirement benefit plans’ assets and obligations to its fiscal year end effective in 2008.  The effect of the change was a $13 million after-tax reduction to retained earnings.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period.  Actual results may differ from those estimates.  Critical accounting estimates using management judgment are made for the following areas:

•	casualty, environmental and legal reserves (see Note 5, Casualty, Environmental and Other Reserves);

•	pension and post-retirement medical plan accounting (see Note 7, Employee Benefit Plans);

•	depreciation policies for assets under the group-life method (see “Properties” in this note); and

•	income taxes (see Note 12, Income Taxes).

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Other Items – Share Repurchases

In March 2008, CSX announced an increase to its share repurchase program, prospectively targeting $3 billion in shares.  Since that announcement, CSX has completed its internal target of $1.25 billion in share repurchases.  As a result, the Company has remaining authority of $1.75 billion.  Further repurchases will be dependent upon an improvement in market and business conditions.

Total share repurchases under all publicly announced plans was as follows:

	Fiscal Years
(In Millions)	2008	2007
Number of Shares Repurchased	28	51
Value of Shares Repurchased (a)	$1,550	$2,174

(a)
The difference between shares repurchased on the cash flow statement and statement of changes in stockholders’ equity at December 2008 of $1,570 million versus the $1,550   million noted in the table above is the $20 million of shares repurchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Other Items – Retained Earnings

During 2008, CSX’s other capital balance was reduced to zero as a result of share repurchases.  As noted in Accounting Principles Board (“APB”) Opinion 6, Status of Accounting Research Bulletins, CSX’s other capital balance cannot be negative.  As a result, retained earnings was reduced by $1.2 billion during 2008, which represented share repurchases occurring after the other capital balance had been reduced to zero.  Also during 2008, CSX changed its measurement date to its fiscal year end in accordance with SFAS 158.  The effect of the change was a $13 million after-tax adjustment to retained earnings.  Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2008	2007	2006
Numerator (Millions):
Earnings from Continuing Operations	$1,365	$1,226	$1,310
Interest Expense on Convertible Debt - Net of Tax	1	2	4
Net Earnings from Continuing Operations, If-Converted	1,366	1,228	1,314

Discontinued Operations - Net of Tax (a)	-	110	-
Net Earnings, If-Converted	1,366	1,338	1,314
Interest Expense on Convertible Debt - Net of Tax	(1)	(2)	(4)
Net Earnings	$1,365	$1,336	$1,310

Denominator (Thousands):
Average Common Shares Outstanding	400,683	430,270	440,084
Convertible Debt	2,989	11,469	19,456
Stock Options (b)	3,751	5,010	6,057
Other Potentially Dilutive Common Shares	1,179	1,531	337
Average Common Shares Outstanding, Assuming Dilution	408,602	448,280	465,934

Earnings Per Share:
Income from Continuing Operations	$3.41	$2.85	$2.98
Discontinued Operations	-	0.26	-
Net Earnings	$3.41	$3.11	$2.98

Earnings Per Share, Assuming Dilution:
Income from Continuing Operations	$3.34	$2.74	$2.82
Discontinued Operations	-	0.25	-
Net Earnings	$3.34	$2.99	$2.82

(a) For additional information regarding discontinued operations, see Note 12, Income Taxes.

(b)
In calculating diluted earnings per share, SFAS 128, Earnings Per Share, requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised.  This is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.  This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation.  Also, all stock options were dilutive for the years presented, therefore no stock options were excluded from the diluted earnings per share calculation.

NOTE 2.  Earnings Per Share, continued

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

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

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted when conversions occur on a weighted average basis.  During 2008 and 2007, $142 million and $375 million, respectively, of face value convertible debentures were converted into approximately 5 million and 13 million shares of CSX common stock, respectively.  At December 2008, approximately $32 million of convertible debentures at face value remained outstanding, which are convertible into 1 million shares of CSX common stock.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 3.  Shareholders’ Equity

Common and preferred stock consists of the following:

December 26,
Common Stock, $1 Par Value	2008
(in thousands)
Common shares authorized	600,000
Common shares issued and outstanding	390,526

Preferred Stock
Preferred shares authorized	25,000
Preferred shares issued and outstanding	-

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held.  Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

NOTE 4.                                 Stock Plans and Share-Based Compensation

CSX share-based compensation plans primarily include performance grants, restricted stock awards, stock options and stock plans for directors.  CSX has not granted stock options since 2003.  Awards granted under the various plans are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Board of Directors approves awards granted to the Company’s non-management Directors upon recommendation of the Governance Committee.

As of December 2008, there were 1,622 current or former employees with stock option grants outstanding under the various plans.  Most new stock awards were granted under the authorization provided in the CSX Omnibus Incentive Plan.  As of December 2008, an additional 11 million shares of stock could be issued under this plan.

SFAS 123(R) requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $69 million and $60 million for fiscal years 2008 and 2007, respectively.  Prior to the adoption of SFAS 123(R), CSX presented all income tax benefits from deductions resulting from compensation costs as operating cash flows in the Consolidated Cash Flow Statements.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

SFAS 123(R) also requires the disclosure of total compensation costs for share-based payment arrangements and the related tax benefits recognized in income. Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:
	Fiscal Years
(Dollars in Millions)	2008	2007	2006
Share-Based Compensation Expense	$38	$73	$45
Income Tax Benefit	14	27	17

Stock Options

Stock options were granted with 10-year terms.  Options outstanding as of December 2008 are generally exercisable three to ten years after date of grant.  The exercise price for options granted equals the market price of the underlying stock on the grant date.  A summary of CSX's stock option activity and related information for the fiscal years 2008, 2007 and 2006 is as follows:

	Fiscal Years
	2008		2007		2006
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	Outstanding	Exercise	Outstanding	Exercise	Outstanding	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price
Outstanding at Beginning of Year	11,771	$18.25	19,420	$18.96	34,151	$20.13
Expired or Canceled	(21)	$19.03	(44)	$18.05	(101)	$21.71
Exercised	(4,441)	$18.76	(7,605)	$20.08	(14,630)	$21.76

Outstanding at End of Year	7,309	$17.93	11,771	$18.25	19,420	$18.96

Exercisable at End of Year	7,309	$17.93	9,612	$18.73	12,670	$19.78

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The following table summarizes information about stock options outstanding at December 2008:

		Weighted-
		Average	Weighted-	Aggregate
	Number	Remaining	Average	Intrinsic
	Outstanding	Contractual	Exercise	Value(a)
Exercise Price	(000s)	Life (Years)	Price	(Millions)

Options Outstanding:
$10 to $15	340	1.31	$12.35	$9
$15 to $20	6,374	3.52	$17.81	$142
$20 to $25	595	0.37	$22.42	$10

Total	7,309	3.16	$17.93	$161

(a) Aggregate intrinsic value represents the amount employees would have received if the options were exercised as of December 2008.

The total intrinsic value of options exercised, which represents the value paid to current and former employees who exercised options for fiscal years ended 2008, 2007 and 2006, was $165 million, $163 million and $147 million, respectively.

As of December 2008, all options are vested and therefore there will be no future expense related to these options.

Restricted Stock Awards

Restricted stock awards vest over an employment period of up to five years.  The following table provides information about outstanding restricted stock awards.

	Fiscal Years
	2008	2007	2006
Number of Restricted Stock Awards Outstanding (Thousands)	39	92	220
Weighted Average Fair Value at Grant Date	$29.61	$24.26	$19.44
Restricted Stock Award Expense (Millions)	$1	$1	$2

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plans

The CSX Long-term Incentive Plans (“LTIP”) were adopted under the CSX Omnibus Incentive Plan. The objective of these long-term incentive plans is to motivate and reward key members of management and executives for achieving and exceeding certain financial and strategic initiatives.

In May 2008, 340,000 target performance units were granted to certain layers of management under a new LTIP.  This plan covers a three-year cycle ending in fiscal year 2010. The key financial target is consolidated operating ratio, which is defined as annual operating expenses divided by revenue and is calculated excluding certain non-recurring items.  Target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original target grant based upon CSX’s attainment of pre-established operating ratio targets for fiscal year 2010.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.  Units in the plan have a weighted average grant date fair value of $64.86 which includes the value of both the initial grant and subsequent, smaller grants issued at different prices based on grant date fair value to new or promoted employees not previously included.

In 2007, 510,000 target performance units were granted to certain layers of management under a LTIP.  This plan covers a three-year cycle ending in fiscal year 2009.  The key financial target is Surface Transportation operating ratio, which is defined as annual operating expenses divided by revenue of the Company’s rail and intermodal businesses and is calculated excluding certain non-recurring items. Target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  The payout range for the majority of participants will be between 0% and 200% of the original target grant based upon CSX’s attainment of pre-established operating ratio targets for fiscal year 2009.  Payouts for certain senior executive officers are subject to a 20% increase or decrease based upon certain additional pre-established financial targets.  For certain senior executive officers, this could result in a maximum payout of 240% of the original grant.  However, any payout to certain senior executive officers is also subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.  Units in the plan have a weighted average grant date fair value of $43.71, which includes the value of both the initial grant and subsequent, smaller grants issued at different prices based on grant date fair value to new or promoted employees not previously included.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

In 2006, target performance units were granted to certain layers of management under a LTIP.  This plan covered a three-year cycle ending in fiscal year 2008.    The terms for this plan are substantially similar to the 2007 plan.  Units in the plan had a weighted average grant date fair value of $37.07, which included the value of both the initial grant and subsequent, smaller grants at different prices to new or promoted employees not previously included.  This plan ended on December 26, 2008, and CSX issued 814,000 net shares in January 2009 as a result of the achievement of performance targets for the three preceding fiscal years, which had a net market value of $24 million.  The CSX Long-term Incentive Plans were adopted under the CSX Omnibus Incentive Plan. The objective of these long-term incentive plans is to motivate and reward key members of management and executives for achieving and exceeding certain financial and strategic initiatives.

Total expense incurred due to long-term incentive plans was as follows:

	Fiscal Years
	2008	2007	2006
Long-term Incentive Plan Compensation Expense	$33	$67	$35

As of December 2008, there was $15 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 1.5 years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

	2007 - 2009	2008 - 2010
	Plan Units	Plan Units
	Outstanding	Outstanding
	(000s)	(000s)
Unvested at December 29, 2006	-	-
Granted in 2007	526	-
Forfeited in 2007	(11)	-

Unvested at December 28, 2007	515	-
Granted in 2008	14	350
Forfeited in 2008	(19)	(10)

Unvested at December 26, 2008	510	340

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Plan for Directors

The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors' fees and retainers were paid.  At the end of 2008, the minimum retainer to be paid in CSX common stock was 50% of the annual retainer, but each director may elect to receive the entire retainer and fees in CSX common stock.  In addition, each director receives an annual payment made entirely in CSX common stock. However, in 2008, the Board of Directors elected to change the date of issue from December 2008 to February 2009.  Therefore these shares were not issued before year-end.  The following table provides information about shares issued to directors.

	Fiscal Years
	2008	2007	2006
Shares Issued to Directors (Thousands)	10	68	70
Expense (Millions)	$1	$3	$3

The Plan permits each director, in accordance with Internal Revenue Code Section 409A, to defer receipt of fees.  Deferred cash amounts were credited to an account and invested in a choice of eight investment selections, including a CSX common stock equivalent fund.  Distributions were made in accordance with elections made by the directors, consistent with the terms of the Plan.  At December 2008, there were 1 million shares of common stock reserved for issuance under this Plan.

Shareholder Dividend Reinvestment Plan

CSX maintains the Shareholder Dividend Reinvestment Plan under which shareholders may use dividends paid on CSX common stock held in the plan to purchase additional shares of stock.  The following table provides information about shares available for issuance under this plan at the end of fiscal years 2008, 2007 and 2006.

	Fiscal Years
	2008	2007	2006
Number of Shares Available for Issuance (Thousands)	11,101	10,906	10,642

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Separation	Environmental	Other
(Dollars in Millions)	Reserves	Liabilities	Reserves	Reserves	Total

Balance December 30, 2005	$675	$121	$71	$97	$964
Charged to Expense	143	-	20	48	211
Payments	(181)	(16)	(20)	(52)	(269)
Reclassifications(a)	-	15	-	-	15

Balance December 29, 2006	$637	$120	$71	$93	$921
Charged to Expense(b)	141	-	76	79	296
Change in Estimate	(99)	-	-	-	(99)
Payments(b)	(133)	(17)	(47)	(50)	(247)

Balance December 28, 2007	$546	$103	$100	$122	$871
Charged to Expense	115	-	38	57	210
Payments	(95)	(16)	(38)	(53)	(202)

Balance December 26, 2008	$566	$87	$100	$126	$879

(a)	The reclassifications in 2006 were reclassified from Labor and Fringe Benefits Payable.

(b)	Charges to expense and payments for environmental reserves were higher in 2007 primarily due to clean-up costs associated with an increase in significant train accidents.

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the Consolidated Balance Sheets as follows:

	December 26, 2008			December 28, 2007
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$104	$258	$362	$113	$225	$338
Occupational	32	172	204	44	164	208
Total Casualty	136	430	566	157	389	546
Separation	16	71	87	16	87	103
Environmental	42	58	100	42	58	100
Other	42	84	126	32	90	122
Total	$236	$643	$879	$247	$624	$871

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Details with respect to each type of reserve are described below.  Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s financial condition, results of operations or liquidity.  However, should a number of these items occur in the same period, they could have a material effect on the financial condition, results of operations or liquidity in that particular period.

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with SFAS 5, Accounting for Contingencies (“SFAS 5”).  These reserves fluctuate with changes in independent third party estimates, which are reviewed by management, and are offset by the timing of payments.  Most of the claims were related to CSXT unless otherwise noted.

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

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Based on the analyses performed, the Company reduced personal injury reserves by $99 million during 2007.  This reduction is due to a trend of significant decreases in the number and severity of work-related injuries for CSXT employees since 2003.  The analyses further indicated an absence of large catastrophic claims since 2003, which also was determined to be a trend.  These reductions were included in materials, supplies and other in the consolidated income statements.

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

    Reserves for asbestos related claims were $124 million and $129 million at December 2008 and December 2007, respectively.  Reserves for all other occupational claims were $80 million and $79 million at December 2008 and December 2007, respectively.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

The Company, with the assistance of the third party specialist, determines it’s potentially exposed population and is then able to derive the estimated number of IBNR claims. The estimated average cost per claim is then determined utilizing recent actual average cost per claim data and national industry data. Key elements of the assessment include the following:

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

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) is computed using the Company’s average historical claim filing rates for a three-year calibration period, excluding a surge in claims originating in West Virginia in 2006.  These claimants were neither exposed to asbestos in West Virginia nor residents of the state.  850 of these claims remain outstanding.  The Company believes these claims will not have merit as no medical evidence has been provided to substantiate the claims and therefore the Company has excluded them from the calibration period.  Claim levels have since returned to expected levels and management feels this calibration period represents the best estimate of future filing rates.

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

Undiscounted liabilities recorded related to asbestos claims were as follows:

	December	December
(Dollars in Millions)	2008	2007
Asbestos:

Incurred but not reported claims	$54	$54
Asserted claims	70	75
Total liability	124	129

Current liability	$11	$15

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

Undiscounted recorded liabilities related to other occupational claims were as follows:

	December	December
(Dollars in Millions)	2008	2007
Other Occupational:

Incurred but not reported claims	$46	$47
Asserted claims	34	32
Total liability	80	79

Current liability	$21	$29

Summary

A summary of asbestos and other occupational claims activity is as follows:

	Fiscal Years
	2008	2007
Asserted Claims
Open Claims - Beginning of Year	10,988	11,116
New Claims Filed	400	930
Claims Settled	(392)	(553)
Claims Dismissed	(6,092)	(505)
Open Claims - End of Year	4,904	10,988

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

 In the prior year, approximately 6,000 of the open claims were asbestos claims against the Company’s previously owned international container shipping business.  Approximately 5,700 of these claims have been administratively dismissed for lack of medical merit.  This reduced the open asbestos claims related to the shipping business claims to approximately 165.  Because these claims were against multiple vessel owners, the Company’s reserves reflect its portion of those claims.  The Company had approximately $3 million and $9 million reserved for these shipping business claims at December 2008 and 2007, respectively.  The remaining open claims were asserted against CSXT.

Separation

Separation liabilities provide for the estimated benefits provided to certain union employees as a result of implementing workforce reductions, improvements in productivity and certain other cost reductions at the Company's major transportation units since 1991. These liabilities are expected to be paid out over the next 20 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in exposure, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall financial condition, results of operations or liquidity.

Other

Other reserves of $126 million and $122 million for 2008 and 2007, respectively, include liabilities for various claims, such as longshoremen disability claims, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with SFAS 5.

Longshoremen disability claims represent liability for assessments under Section 8f of the United States Longshore and Harbor Workers’ Compensation Program.  These reserves, of $75 million and $73 million for 2008 and 2007, respectively, have amounts accrued for second injury fund liabilities, which represent the non-medical portion of employee claims which are paid by the United States Department of Labor and are attributed to an earlier injury to the same employee.

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

The Company accrues for claims related to property, automobile and general liability as noted above.  The Company is also required to maintain primary and state mandated coverage for Company property and vehicle fleets.  General liability is coverage for liability arising from operations of non-rail subsidiaries.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Commitments and Contingencies

Lease Commitments

The Company has various lease agreements with other parties with terms up to 30 years. Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms.

At December 2008, minimum building and equipment rentals and commitments for vessels under these operating leases were as follows:

(Dollars in millions)
	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2009	$127	$37	$90
2010	106	31	75
2011	76	17	59
2012	76	21	55
2013	64	26	38
Thereafter	224	49	175
Total	$673	$181	$492

Operating leases and an equal portion of sublease income include approximately $144 million relating to ongoing operating lease commitments for vessels and equipment, which have been subleased to Horizon Lines, Inc. (“Horizon”), a former subsidiary previously named CSX Lines.  CSX believes Horizon will fulfill its contractual commitments with respect to such leases and CSX will have no further liability for those obligations.

In addition to the commitments in the table, the Company also has agreements covering equipment leased from Conrail, Inc. (“Conrail”).

	Fiscal Years
(Dollars in Millions)	2008	2007	2006
Rent Expense on Operating Leases	$424	$446	$514

Rent expense on operating leases included $323 million, $310 million and $355 million of net daily rental charges on railroad operating equipment in 2008, 2007 and 2006, respectively, which are not long-term commitments.  The Company uses the straight-line method to recognize rent expense associated with operating leases that include escalations over their terms.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Commitments and Contingencies, continued

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 47% of CSXT’s fleet of locomotives.  The agreement is based on the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement will expire no earlier than 2028 and may last until 2031 depending upon when certain locomotives are placed in service.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance schedules are revised.  The increase in costs shown below is a direct result of both adding locomotives to the plan each year as well as inflation.  CSXT may terminate the agreement at its option after 2012, though such action would trigger certain liquidated damages provisions.

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program:

	Fiscal Years
(Dollars in Millions)	2008	2007	2006
Amounts Paid	$253	$217	$183
Number of Locomotives	1,958	1,843	1,681

As a result of agreements executed in 2005 and 2006, CSXT has purchase obligations related to a multi-year plan to acquire additional locomotives between 2006 and 2011.  The amount of the ultimate purchase commitment depends upon the model of locomotive acquired and the timing of delivery.  Annual payments related to the locomotive purchase obligations, including amounts that would be payable under the long-term maintenance program, were estimated as follows:

Payments
(Dollars in Millions)
2009	$374
2010	275
2011	393
2012	299
2013	309
Thereafter	4,848
Total	$6,498

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Commitments and Contingencies, continued

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers.  Total annual payments under all of these additional purchase commitments were estimated as follows:
Payments
(Dollars in Millions)
2009	$155
2010	79
2011	56
2012	38
2013	1
Thereafter	-
Total	$329

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption, with substantial limits.  A certain amount of risk is retained by the Company on each of the casualty and property programs.  Specifically, the Company has a $25 million deductible for each of the casualty and non-catastrophic property programs and a $50 million deductible for the catastrophic property program.  These deductibles only apply to the first event if more than one event occurs in a given year.  If a property or liability event occurs in excess of the Company’s deductible and the Company does not elect to purchase additional insurance coverage, then the deductible for the second covered event will equal the amount of the claim in the first event.

While the Company’s current insurance coverage is adequate to cover its damages, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.  For information on insurance losses resulting from the effects of Hurricane Katrina on the Company’s operations and assets, See Note 13, Hurricane Katrina.

Guarantees

CSX and certain of its subsidiaries are contingently liable, individually and jointly with others, as guarantors of approximately $57 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its current and former business operations.  Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and to obtain other favorable terms.  Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to, or to perform certain actions for, the beneficiary of the guarantee based on another entity’s failure to perform.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Commitments and Contingencies, continued

At December 2008, the Company’s guarantees primarily related to the following:

•
Guarantee of approximately $49 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction.  CSX is, in turn, indemnified by several subsequent owners of the subsidiary against payments made with respect to this guarantee.  Management does not expect that CSX will be required to make any payments under this guarantee for which CSX will not be reimbursed. CSX’s obligation for this guarantee will be completed in 2012.

•
Guarantee of approximately $8 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable.  CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations.  CSX’s obligation under this guarantee will be completed in 2011.

As of December 2008, the Company had not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts.

Fuel Surcharge Antitrust Litigation

Since 2007, at least 30 putative class action suits have been filed in various federal district courts against CSXT and three other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief. All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Commitments and Contingencies, continued

The class action suits have been consolidated in federal court in the District of Columbia.  The defendants filed a Motion to Dismiss and oral arguments were heard in October 2008.  On November 7, the Court denied the railroads’ Motion to Dismiss the claims of shippers who directly purchased transportation services.  On December 31, the Court granted in part the railroads’ Motion to Dismiss the claims of indirect purchasers who made purchases from railroad shippers rather than directly from the railroads.   While the Court found that indirect purchasers’ state law claims for money damages are preempted by federal law, it also found that they had stated a federal antitrust claim for injunctive relief.  On January 16, 2009, on motion by the indirect plaintiffs, the Court entered final judgment on the state law claims which allow the indirect plaintiffs to seek an immediate appeal.  The Court also stayed proceedings relating to the claim for injunctive relief appeal.

Now that the Motion to Dismiss has been decided, discovery will move forward.  The railroads intend to ask the Court to first proceed with discovery relating to whether the case is appropriate to certify as a class action and only if a class is certified would merit discovery takes place.

One additional lawsuit was filed, but not served, by an individual shipper.  CSXT entered into a tolling agreement with this shipper whereby the shipper agreed to dismiss the lawsuit against CSXT without prejudice and CSXT agreed to extend the statute of limitations for the claims asserted until the end of 2010.

In 2007, CSXT received a grand jury subpoena from the New Jersey Office of the Attorney General seeking information related to the same fuel surcharges that are the subject of the civil actions.  In 2008, the New Jersey Office of the Attorney General formally notified CSXT that it had decided not to proceed with its investigation at this time.  It is possible that the New Jersey Attorney General could reopen the investigation or that other federal or state agencies could initiate investigations into similar matters.

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  CSXT cannot predict the outcome of the private lawsuits, which are in their preliminary stages, or of any government investigations, charges or additional litigation that may be filed in the future.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.  CSXT is unable to assess at this time the possible financial impact of this litigation.  CSXT has not accrued any liability for an adverse outcome in the litigation.  If a material adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Commitments and Contingencies, continued

STB Rate Case

During 2008, Seminole Electric Cooperative, Inc. (“Seminole”) filed a complaint before the STB against CSXT.  CSXT and Seminole were parties to a railroad transportation contract that expired on December 31, 2008.  Seminole is contesting tariff rates that went into effect on January 1, 2009 for movements of coal to its existing and planned facilities.  Because of the preliminary nature of this case, CSXT is not able to assess at this time the possible financial impact of the STB proceeding.  However, the Company will continue to consider and pursue all available legal defenses in this matter.

Also during 2008, E.I. du Pont de Nemours and Company filed a complaint before the STB against CSXT, contesting tariff rates that went into effect on December 1, 2008 for movements of various commodities from and/or to certain of its existing facilities.  Similar to the Seminole case, CSXT is not able to assess at this time the possible financial impact of the STB proceeding.  The Company will also continue to consider and pursue all available legal defenses in this matter.

Other Legal Proceedings

In addition to the matters described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a particular quarter or fiscal year.

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

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees hired on or before December 31, 2002 upon their retirement if certain eligibility requirements are met.  The post-retirement medical plan is contributory (partially funded by retirees), with retiree contributions adjusted annually.  The life insurance plan is non-contributory.

	Summary of Participants
	as of January 1, 2008

	Pension Plans	Post-retirement Medical Plan

Active Employees	6,548	3,465
Retirees and Beneficiaries	10,908	10,285
Other (a)	5,945	262
Total	23,401	14,012

(a)
For pension plans, the other category consists of terminated but vested former employees.  For post-retirement plans, the other category consists of employees on long-term disability that have not yet retired.

Effective fiscal year 2008, under the provisions of SFAS 158, CSX has changed the measurement date for pension and post-retirement benefit plans from September 30 to the last day of the Company’s fiscal year. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects. Also, due to recent volatility in the markets, there has been a significant decrease in the value of plan assets and, in turn, a large decrease in the funded status of our qualified pension plan.

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

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis.  Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.   There are alternative smoothing methods available both to measure asset values and discounted obligations, as well as to fund any measured under funding over multiple years.  The Worker, Retiree and Employer Recovery Act of 2008 further increased this flexibility for plan sponsors in reaction to recent turbulence in the capital markets.  While CSX has not yet determined what measurement method it will use for funding purposes, the Company estimates that its minimum 2009 contributions after-tax will range from $3 million to $65 million.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits(a)
2009	$150	$43
2010	153	42
2011	156	41
2012	160	39
2013	162	38
2014 -2018	844	170
Total	$1,625	$373

(a) The post-retirement benefit payments include an estimated annual reduction of $8 million due to the Medicare Part D Subsidy.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Employee Benefit Plans, continued

Plan Assets

The CSX Investment Committee (“the Investment Committee”), whose members were selected by the Chief Financial Officer (“CFO”) and approved by the Chief Executive Officer (“CEO”), is responsible for oversight and investment of pension plan assets.  The Investment Committee utilizes an investment asset allocation strategy that was developed using asset return simulation in conjunction with projected plan liabilities.  The allocation seeks maximization of returns within the constraints of acceptable risks considering the long-term investment horizon.  A target allocation of 60% equity and 40% fixed income investments was established.  Common stocks further target 45% of total plan assets in domestic equity and 15% in international operations.  These allocations are managed to be within 3% of the planned allocation, with re-allocations occurring quarterly.  Recent volatility in the market has resulted in distributions of asset balances outside of the planned allocations.

The distribution of pension plan assets as of the measurement date is as follows:

	December 2008		September 2007
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Common Stocks	$714	54%	$964	60%
Fixed Income	600	45	626	39
Cash and Cash Equivalents	17	1	17	1

Total	$1,331	100%	$1,607	100%

Under the supervision of the Investment Committee, individual investments or fund managers are selected in accordance with standards of prudence applicable to asset diversification and investment suitability.  The Company also selects fund managers with differing investment styles and benchmarks their investment returns against appropriate indices.  Fund investment performance is continuously monitored.  Acceptable performance is determined in the context of the long-term return objectives of the fund and appropriate asset class benchmarks.

Within the Company’s equity funds, the U.S. stock segment includes diversification among large and small capitalization stocks.  Guidelines established with individual managers limit investment by industry sectors, individual stock issuer concentration and the use of derivatives and CSX securities.

Fixed income securities guidelines established with individual managers specify the types of allowable investments, such as government, corporate and asset-backed bonds, and limit diversification between domestic and foreign investments and the use of derivatives.  Additionally, guidelines stipulate minimum credit quality constraints and any prohibited securities.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status

 As a result of the change in valuation date during 2008, plan year 2008 consisted of fifteen months beginning October 1, 2007 and ending December 26, 2008.   Plan year 2007 consisted of twelve months beginning October 1, 2006 and ending September 30, 2007.  Changes in benefit obligation and the fair value of plan assets for the 2008 and 2007 plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2008	2007	2008	2007

Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$1,950	$1,935	N/A	N/A
Projected Benefit Obligation	2,062	2,067	$373	$404

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning
of Plan Year	$2,067	$2,078	$404	$398
Service Cost	41	33	7	6
Interest Cost	149	115	27	21
Plan Participants' Contributions	-	-	22	16
Actuarial (Gain)/Loss	(12)	(13)	(15)	22
Benefits Paid	(183)	(146)	(72)	(59)

Benefit Obligation at End of Plan Year	$2,062	$2,067	$373	$404

Change in Plan Assets:
Fair Value of Plan Assets at
Beginning of Plan Year	$1,607	$1,511	$ -	$ -
Actual Return on Plan Assets	(466)	186	-	-
Qualified Employer Contributions(a)	347	42	-	-
Non-qualified Employer Contributions	15	14	50	43
Plan Participants' Contributions	-	-	22	16
Benefits Paid	(183)	(146)	(72)	(59)

Fair Value of Plan Assets at End of Plan	$1,320	$1,607	$ -	$ -
Year
Funded Status at December 26, 2008	$(742)	$(460)	$(373)	$(404)

(a)
During plan year 2008, CSX made contributions of $347 million to its qualified defined benefit pension plans.  The components of this include $245 million of contributions made in fourth quarter 2007 plus $102 million of contributions made during fiscal year 2008.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Employee Benefit Plans, continued

Employer contributions and net post-retirement benefits paid during the fourth quarter to arrive at the net funded status of qualified and non-qualified benefit plans as of the end of the Company’s fiscal year are as follows:

	Pension Benefits		Post-retirement Benefits
(Dollars in Millions)	2008	2007	2008	2007
Funded Status at End of Plan Year(a)	$(742)	$(460)	$(373)	$(404)

Fourth Quarter Activity:
Qualified Employer Contributions	-	245	-	-
Non-qualified Employer Contributions	-	4	-	-
Net Post-retirement Benefits Paid	-	-	-	10

Ending Net Funded Status	$(742)	$(211)	$(373)	$(394)

(a)	As the plan year 2008 and the fiscal year end 2008 are the same, there is no fourth quarter 2008 activity that needs to be added to reconcile to the Ending Net Funded Status for 2008.

The above “Ending Net Funded Status” for pension benefits at December 2008 reflects measurements prescribed by SFAS 158 and related guidance and includes both qualified and nonqualified pension obligations.  For qualified plan funding purposes, assets and discounted liabilities are measured in accordance with the Pension Protection Act of 2006, and the Worker, Retiree and Employer Recovery Act of 2008 as well as other related provisions of the Internal Revenue Code and related regulations.  Under these funding provisions and the alternative measurements available thereunder, the Company estimates its unfunded obligation for qualified plans at December 2008 likely ranges from about $110 million to $240 million, after tax, depending upon the measurement method selected.  The Company expects that cash requirements to fund future contributions for qualified plans would be funded from cash from operations.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Employee Benefit Plans, continued

Amounts related to pension and post-retirement benefits recorded on the balance sheet are as follows:

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2008	2007	2008	2007
Amounts Recorded in Consolidated
Balance Sheets:
Long-term assets	$ -	$ 4	$ -	$ -
Current Liabilities	(12)	(12)	(42)	(45)
Long-term Liabilities	(730)	(203)	(331)	(349)
Net Amount Recognized in
Consolidated Balance Sheet	$(742)	$(211)	$(373)	$(394)

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2008, the status of CSX plans was as follows:

	Aggregate	Aggregate
	Fair Value	Projected
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected benefit obligation	$1.32 billion	($2.06 billion)
Accumulated benefit obligation	$1.32 billion	($1.95 billion)

Net Periodic Benefit Expense

The following table describes the components of expense/(income) related to net periodic benefit expense.

	Pension Benefits			Post-retirement Benefits
	Fiscal Years			Fiscal Years
(Dollars in Millions)	2008	2007	2006	2008	2007	2006
Service Cost	$33	$33	$36	$5	$6	$7
Interest Cost	119	115	105	22	21	21
Expected Return on Plan Assets	(144)	(118)	(117)	-	-	-
Amortization of Prior Service Cost	3	3	4	(2)	(5)	(5)
Amortization of Net Loss	22	31	34	6	3	7
Net Periodic Benefit Expense	$33	$64	$62	$31	$25	$30

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Employee Benefit Plans, continued

Pension and Other Post-Employment Benefits Adjustments

The following table shows the pre-tax change in other comprehensive income (loss) attributable to the components of net expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

	Pension Benefits		Post-retirement Benefits
Components of Other	December	December	December	December
Comprehensive Income (Loss)	2008	2007	2008	2007
(Dollars in Millions)
Recognized in the balance sheet
Gains (Losses)	$(602)	$111	$22	$(18)
Prior service costs	3	4	(2)	(5)

(Income) Expense recognized in the income statement
Amortization of net loss (a)	22	31	6	3
Amortization of prior service cost (b)	3	3	(2)	(5)

(a)	The estimated amount to be expensed for 2009 is $26 million and $4 million for pension benefits and post-retirement benefits, respectively.

(b)	The estimated amount to be expensed for prior service costs for 2009 is $3 million for pension benefits. There are no remaining prior service costs to be expensed in 2009 for post-retirement benefits.

At December 2008, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive income (a component of Shareholders’ Equity) are as follows:
		Post-retirement
	Pension Benefits	Benefits
(Gains)/Losses	$953	$67
Prior Service Costs	13	-
Total	$966	$67

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Employee Benefit Plans, continued

Assumptions

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2008	2007	2008	2007
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.50%	8.50%	N/A	N/A
Benefit Obligation at End of Plan Year	8.50%	8.50%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	6.00%	5.75%	5.75%	5.50%
Benefit Obligation at End of Plan Year	6.50%	6.00%	6.50%	5.75%

Salary Scale Inflation	3.80%	4.10%	3.80%	4.10%

The net post-retirement benefit obligation was determined using the following assumptions for the health care cost trend rate for medical plans. The rate is assumed to gradually decrease to 5.0% by 2017. Additionally, there are cost differentials between Medicare and Non-Medicare eligible individuals which are reflected below.

	Post-retirement Benefits
	2008	2007
Health Care Cost Trend Rate
Components of Benefit Cost: Non-Medicare Eligible	9.0%	10.0%
Components of Benefit Cost: Medicare Eligible	10.0%	11.0%

Benefit Obligations: Non-Medicare Eligible	8.5%	9.0%
Benefit Obligations: Medicare Eligible	9.5%	10.0%

For every 1% change in the assumed health care cost trend rate, service and interest cost will change $1 million on a pre-tax basis (consolidated income statement impact). For every 1% increase in the health care cost trend rate, the Company’s benefit obligation will increase by $14 million, and for every 1% decrease, the Company’s benefit obligation will decrease by $12 million (consolidated balance sheet impact).  An increase in rates has a greater effect on the Company’s benefit obligation due to the impact of compounding on future years.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Employee Benefit Plans, continued

Medicare Prescription Drug, Improvement and Modernization Act of 2003

As required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the Company has determined that its medical plan’s prescription drug benefit qualifies as actuarially equivalent to the benefit that would be paid under the Act.  The Company has received $2 million and $4 million in tax free federal reimbursement for prescription drug claims in both 2008 and 2007, respectively.

Other Plans

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $36 million, $31 million and $30 million in 2008, 2007 and 2006, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $25 million, $24 million and $18 million for 2008, 2007 and 2006, respectively.

NOTE 8.  Debt and Credit Agreements

Debt was as follows:
		Average
		Interest
		Rates at
		December	December	December
(Dollars in Millions)	Maturity	2008	2008	2007

Notes	2009-2043	6.6%	$6,756	$6,291
Convertible Debentures, net of $3 and
$23 discount, respectively	2021	2.1%	28	151
Equipment Obligations	2009-2023	7.1%	1,002	738
Capital Leases	2009-2015	6.5%	45	73

Total Long-term Debt (including current portion)			7,831	7,253

Less Debt Due within One Year			(319)	(783)
Long-term Debt (excluding current portion)			$7,512	$6,470

Early Redemption of Long-term Debt

In 2007, CSX called $150 million of notes due in 2032.  CSX recognized a $10 million reduction to other income for an early redemption premium and the write-off of debt issuance costs related to this early repayment.  In 2008, CSX did not redeem any long-term debt before its maturity date.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Debt and Credit Agreements, continued

Debt Issuance

CSX issued a total of $1.4 billion in debt during 2008 as follows:

Notes	Principal Amount Issued
(Dollars in Millions)
CSX 6.25% Note due 2015	$600
CSX 7.45% Note due 2038	400
CSXT 8.375% Secured Equipment Notes due 2014(a)	351
$1,351

(a)	The CSXT notes are secured by a security interest in certain railroad equipment.

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

Additionally, in January 2009, the Company took advantage of an improvement in capital market conditions and issued $500 million of 7.375% Notes due 2019.

Convertible Debentures

In 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the "debentures") due in 2021 for an initial offering price of approximately $462 million.  The carrying value of outstanding debentures was $28 million and $151 million, at December 2008 and December 2007, respectively.  From their date of issuance, these debentures had accreted (increased) in value at a yield to maturity of 1% per year.  In 2007, the accretion rate was reset to 2.1%.  The accretion rate may be reset again in October 2011 and October 2016 to a rate based on five-year United States Treasury Notes minus 2.8%.  In no event will the yield to maturity be reset below 1% or above 3% per annum.  Accretion in value on the debentures is recorded in each month but will not be paid prior to maturity.

The debentures allow holders to require CSX to purchase their debentures in October 2011 and October 2016, at a purchase price equal to the accreted value of the debentures at the time.  CSX may redeem the debentures for cash at any time at a redemption price equal to the accreted value of the debentures.

Holders currently may convert their debentures into shares of CSX common stock at a conversion rate of 35.49 common shares per $1,000 principal amount at maturity of debentures.  During 2008 and 2007, $142 million and $375 million face value of debentures was converted into 5 and 13 million shares of CSX common stock, respectively.  At December 2008, $32 million face value debentures remained outstanding convertible into approximately 1 million shares of CSX common stock.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Debt and Credit Agreements, continued

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of December 2008
Fiscal Years Ending
2009	$319
2010	106
2011	605
2012	507
2013	782
2014 and Thereafter	5,512
Total Long-term Debt Maturities (including current portion)	$7,831

Credit Facilities

In 2006, the Company entered into a $1.25 billion five-year unsecured revolving credit facility and a $15 million secured revolving credit facility expiring in 2011.  In 2007, with the consent of the lenders and in accordance with the facility’s terms, CSX extended the maturity date of the $1.25 billion facility an additional year, to 2012.  CSX also has a $17 million 364-day unsecured revolving credit facility expiring in August 2009.

Additionally, with the approval of the lending banks, CSX may increase its total borrowing capacity under the $1.25 billion facility by $500 million, from $1.25 billion to up to $1.75 billion. The facility was not drawn on as of December 2008.  Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers.

In 2008, CSX paid approximately $2 million in total fees associated with the undrawn facilities. These credit facilities allow for borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. At December 2008, CSX was in compliance with all covenant requirements under the facilities.

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

	December
(Dollars in Billions)	2008	2007
Long-term Debt Including Current Maturities:
Fair Value	$7.4	$7.4
Carrying Value	$7.8	$7.3

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 9.  Other Income (Expense) - Net and Supplemental Data

Other Income (Expense) - Net consists of the following:

	Fiscal Years
(Dollars in Millions)	2008	2007	2006
Interest Income(a)	$37	$55	$41
Income from Real Estate Operations (b)	39	58	37
Loss from Resort Operations (c)	(204)	(16)	(13)
Gain on Conrail Property (After Tax) (d)	-	-	26
Miscellaneous (e)	25	(8)	(7)
Total Other Income (Expense) - Net	$(103)	$89	$84

Gross revenue from Real Estate and Resort
Operations included above	$168	$211	$193

(a)	Interest income includes amounts earned from CSX’s cash, cash equivalents and short-term investments.

(b)
Income from real estate includes the results of operations of the Company’s non-operating real estate sales, leasing, acquisition and management and development activities.  Income may fluctuate as a function of timing of real estate sales.

(c)
Loss from resort operations in 2008 consists primarily of the $166 million pre-tax write-down of the Company’s investment in The Greenbrier resort.  Additionally, results from resort operations were down in 2008 because of decreased group business resulting from the uncertainty of labor negotiations and an inability to sufficiently reduce contractual labor costs accordingly.

(d)	Gain on Conrail property represents a non-cash gain on additional Conrail property value received in 2006.

(e)
Miscellaneous income includes a number of items which can be income or expense.  Examples of these items are equity earnings and/or losses, minority interest expense, investment gains and losses and other non-operating activities.

•	For the year 2008, CSX recorded additional income of $30 million for an adjustment to correct equity earnings from a non-consolidated subsidiary.

•	For the year 2007, CSX recorded expense of $10 million related to an early redemption premium and the write-off of debt issuance costs.

Supplemental data consists of the following:

Operating expense of $8.5 billion, $7.8 billion and $7.4 billion included selling, general & administrative expenses of $670 million, $585 million and $547 million for fiscal years 2008, 2007 and 2006, respectively.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 9.  Other Income (Expense) - Net and Supplemental Data, continued

Impairment Loss

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

During 2008, the Company identified impairment indicators associated with the Company’s resort, The Greenbrier, which caused the Company to review the carrying amount of the assets of the resort.  These indicators included: results of a strategic review of the resort’s operations to determine the best business strategy going forward, the effect of the severe economic downturn which has negatively impacted the luxury resort industry, and escalating operating losses that are primarily driven by higher labor costs and reduced group business.  All of these conditions also contributed to a significant decrease in the market value of the resort.

After a review of the expected future undiscounted cash flows, it was determined that primarily the resort’s property, plant and equipment and other assets were impaired.  Therefore, during 2008, the Company incurred an impairment loss of $166 million pre-tax or $107 million after-tax to write-down the carrying amount of the assets to fair value.  Fair value was determined based on a discounted cash flow analysis.  The discounted cash flow analysis was determined by the Company based on estimates of future revenue, expenses and capital expenditures which are considered to be level 3 inputs within the fair value hierarchy under SFAS No. 157, Fair Value Measurements. The pre-tax impairment loss is included in other income, consistent with the reporting of the results from operations of the resort as these assets are considered to be non-operating assets of the Company.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 10.  Properties

CSX’s capital spending includes purchased or self-constructed assets and property additions that substantially extend the service life or increase the utility of those assets.  Indirect costs that can be specifically traced to capital projects are also capitalized.  CSX is committed to maintaining and improving its existing infrastructure and expanding its network for long-term growth.  Rail operations are capital intensive and CSX accounts for these costs in accordance with GAAP and the Company’s capitalization policy.  A detail of the Company’s properties are as follows:

			Annual
	December	December	Depreciation
(Dollars in Millions)	2008	2007	Rate (a)
Road
Rail and Other Track Material	$5,324	$5,079	2.9%
Ties	3,503	3,355	4.2%
Ballast	2,181	2,086	2.7%
Other	8,449	8,322	3.0%
Total Road	$19,457	$18,842

Equipment (b)
Locomotive	$4,335	$3,985	3.6%
Freight Cars	2,777	2,582	3.8%
Work Equipment and Other	356	331	3.9%
Total Equipment	$7,468	$6,898

Land	$1,907	$1,899	N/A
Intermodal	672	612	N/A
Computer Hardware/Software and Other	443	406	16.7%
Construction In Progress	261	342	N/A
Total Properties	30,208	28,999
Accumulated Depreciation	(7,520)	(7,219)
Net Properties	$22,688	$21,780

(a)
Rates apply to CSXT assets which account for more than 95% of total assets.  All other property is depreciated on a straight line basis over the asset’s useful life.  See Note 1, Nature of Operations and Significant Accounting Policies, for more information related to the Company’s depreciation policies and asset lives.

(b)
Included in the table above are $310 million of assets purchased using seller financing.  Of that balance, $182 million was included in other current liabilities for 2008 as this amount was unpaid as of year end.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

Note 10. Properties, continued

CSX’s largest category of capital spending is track assets which are typically completed by CSX employees.  Costs for track projects that are capitalized include:

•	costs to purchase or construct new track or to prepare ground for the laying of track;
•	rail, field and plant welding which are processes used to connect segments of rail;
•	rail grinding which is a procedure for removing ridges and defects in a rail surface to restore rail to its original shape and extend its useful life;
•	ballast (material that holds track in line);
•	fuels and lubricants associated with tie, rail and surfacing work (the process of raising track to a designated elevation over an extended distance);
•	cross, switch and bridge ties which are the braces that support the rails on a track;
•	gauging which is the process of standardizing the distance between rails;
•	handling costs associated with installing ties or ballast; and
•	other track materials.

Normal repairs and maintenance costs of track materials are expensed as incurred.  These costs include repairs made to track such as spot replacement of broken or worn rail, ties or ballast, handling costs associated with the removal of ties and other costs of track materials.

Capital spending related to locomotives and freight cars comprise the second largest category of the Company’s capital assets.  This category includes purchase costs of new locomotives and freight cars as well as certain equipment leases that are considered to be capital leases in accordance with SFAS 13, Accounting for Leases.  In addition, costs to modify or rebuild these assets are capitalized if the spending incurred extend the asset’s useful life or improve utilization.  Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment.  Routine equipment maintenance activities and repairs are expensed as incurred.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 11.  Other Long-term Assets and Other Long-term Liabilities

Other Long-term Assets

Other Long-term Assets consisted of the following:

	December
(Dollars in Millions)	2008	2007
Goodwill (a)	$64	$64
Available for Sale Securities (b)	48	75
Debt Issuance Costs	36	34
Other Long-term Assets	46	86
Total Other Long-term Assets	$194	$259

(a)	Goodwill related to subsidiaries of CSXT represents the purchase price in excess of fair value.
(b)	Available for Sale Securities include investments in marketable securities.

Other Long-term Liabilities

Other Long-term Liabilities consisted of the following:

	December
(Dollars in Millions)	2008	2007

Pension Plan Liability (a)	$730	$203
Post-retirement Benefit Liability (a)	331	349
Deferred Gains	160	181
Accrued Deferred Compensation	77	90
Accrued Sick Leave	24	16
Deferred Lease Payments	21	40
Minority Interest	21	21
Income Taxes Payable	9	7
Other Long-term Liabilities	73	81
Total Other Long-term Liabilities	$1,446	$988

(a) See Note 7, Employee Benefit Plans, for a discussion on changes in pension and post-retirement benefit liabilities.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 12.  Income Taxes

Earnings from continuing operations before income taxes of $2.1 billion, $1.9 billion and $1.8 billion for fiscal years 2008, 2007, and 2006, respectively, represent earnings from domestic operations.

The significant components of deferred tax assets and liabilities include:

	2008		2007
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$ 282	$ -	$ 81	$ -
Other Employee Benefit Plans	317	-	323	-
Accelerated Depreciation	-	6,882	-	6,541
Other	469	218	447	152
Total	$1,068	$7,100	$851	$6,693
Net Deferred Tax Liabilities		$6,032		$5,842

The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense; and

•	Accumulated other comprehensive loss and other capital adjustments;

The breakdown of income tax expense between current and deferred is as follows:

(Dollars in Millions)	Fiscal Years
Current:	2008(a)	2007	2006
Federal	$273	$388	$458
State	73	46	31
Total Current	346	434	489
Deferred:
Federal	408	237	15
State	27	35	27
Total Current	435	272	42
Total	$781	$706	$531

(a)	The increase in deferred tax liability during 2008 is primarily due to the bonus depreciation provision of the Economic Stimulus Act of 2008.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 12.  Income Taxes, continued

Income tax expense reconciled to the tax computed at statutory rates is as follows:

	Fiscal Years
(Dollars In Millions)	2008		2007		2006
Federal Income Taxes	$751	35%	$676	35%	$644	35%
State Income Taxes	63	3	50	3	37	2
Prior Year Audit Resolutions	(18)	(1)	5	-	(132)	(7)
Other Items(a)	(15)	(1)	(25)	(1)	(18)	(1)
Income Tax Expense/Rate	$781	36%	$706	37%	$531	29%

(a) Other items primarily include tax impacts from equity in Conrail and other partially owned subsidiaries’ earnings.

The change in the 2008 effective income tax rate compared to the prior year is primarily attributed to prior year audit resolutions.

CSX adopted FIN 48 at the beginning of fiscal year 2007. As a result of the implementation, the Company recognized a $31 million decrease to reserves for uncertain tax positions.  This decrease, along with a $2 million reduction for unconsolidated subsidiaries accounted for under the equity method of accounting, was recorded as a cumulative effect adjustment to the beginning balance of retained earnings on the balance sheet.

The change to the total gross unrecognized tax benefits of the Company during the fiscal year ended December 2008 is reconciled as follows:

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2008	2007
Beginning Balance	$58	$207
Additions based on tax positions related to current year	3	1
Additions based on tax positions related to prior year	14	-
Settlements with IRS	(16)	(148)
Lapse of statute of limitations	(2)	(2)
Balance at December 2008	$57	$58

As of December 2008 and 2007, the Company had approximately $57 million and $58 million, respectively, of total unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $50 million for both years, could favorably affect the effective income tax rate.  The Company estimates that approximately $22 million of the unrecognized tax benefits as of December 2008 for various state and federal income tax matters will be resolved over the next 12 months.  Approximately, $13 million of this total would be closed upon the expiration of statutes.  The final outcome of these uncertain tax positions, however, is not yet determinable.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 12.  Income Taxes, continued

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  During 2008, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004 through 2006.  The Company has appealed a tax adjustment proposed by the IRS with respect to these tax years of which the amount is included in the uncertain tax positions above.  The appeals process is expected to last more than one year.  During 2008, the IRS completed their examination of the 2007 tax year without exception.  All other federal prior tax year audits are settled.

In 2007, the IRS completed its review of the Company’s pre-filing agreement, which is an early review of specific transactions.  The Company recorded an income tax benefit of $110 million in 2007, primarily associated with the resolution of income tax matters related to former activities of the container shipping and marine service businesses.  This benefit is recorded as discontinued operations as the Company no longer operated in these businesses.  This benefit is associated with tax basis adjustments, foreign dividends and foreign tax credits from operations over a multi-year period.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are benefits of $2 million, $8 million, and $79 million for fiscal years 2008, 2007, and 2006, respectively, for the reduction to reserves for interest and penalties for all prior year tax positions.  Benefits for interest and penalties are due to favorable tax settlements of prior period tax audits where the Company had previously accrued a liability for interest and penalties.  The Company had $2 million and $4 million accrued for interest and penalties for 2008 and 2007, respectively, for all prior year tax positions.  The decrease for interest and penalties during both 2008 and 2007 is primarily related to the resolution of federal income tax audits and payments made to the IRS by the Company.

NOTE 13.  Hurricane Katrina

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

NOTE 13.  Hurricane Katrina, continued

Insurance Coverage

In 2005, the Company had insurance coverage of $535 million, after a $25 million deductible (per occurrence), for the following types of losses:

•
Fixed Assets Damages – The Company is entitled to the current replacement cost of the damaged assets.  The Company’s bridges and track damaged by Hurricane Katrina comprised the majority of these types of losses.

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

•
Incremental Expenses - The Company’s incremental expenses relate primarily to rerouting and other costs.  Rerouting costs are incurred to move traffic either through alternative locations on the Company’s network or on other railroad lines.  Other costs include debris removal, maintenance on equipment damaged by water, supplies, environmental expenses, maintenance labor and other various items.

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

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 13.  Hurricane Katrina, continued

Gain on Insurance Recoveries

As of December 2008, the Company has collected $373 million of insurance proceeds and recognized $200 million of pre-tax gains for claims related to Hurricane Katrina cumulatively since 2005.  The gains were attributable to recovering amounts in excess of the net book value of damaged fixed assets and to recording recoveries related to lost profits.  The $5 million gain on insurance recoveries shown below was included in materials, supplies and other on the consolidated income statements.  Additional cash proceeds are expected and will result in future gain recognition.

Details of how the gain was calculated are as follows:

	Fiscal Years
(Dollars in Millions)	2008	2007	2006
Total Insurance Proceeds	$6	$29	$268
Less Recoverable Losses:
Net book value of fixed asset damage	-	-	(1)
Incremental expense	(1)	(2)	(56)
Prior year receivable	-	-	(43)
Gain	$5	$27	$168

Gain contingencies subject to FIN 30, Accounting for Involuntary Conversions of Nonmonetary Assets to Monetary Assets and SFAS 5, were not recognized until the period in which all contingencies were resolved or cash proceeds were received.  The insurance recovery for the replacement cost of property damage in excess of book value and the recovery of lost profits were considered to be gain contingencies.  Therefore the net gain (after applying the insurance deductible) was deferred until the cash proceeds are/were received.

Cash Flows

Cash proceeds from the insurers are not specific to the types of losses and so, for cash flow presentation, the Company allocated the proceeds ratably among the three types of losses mentioned above.  Allocated cash proceeds for lost profits and incremental expenses were classified as operating activities since they related directly to revenue and expenses from operations and were $3 million, $13 million and $121 million for 2008, 2007 and 2006, respectively.  Allocated cash proceeds for fixed asset damage were classified as investing activities because these proceeds had a direct relationship to money the Company spent on property additions to repair the hurricane-damaged assets that were recorded in the same category.  Cash proceeds for fixed asset damage were $3 million, $16 million and $147 million for 2008, 2007 and 2006, respectively.

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

Conrail owns and operates rail infrastructure for the joint benefit of CSX and NS.  This is known as the shared asset area. Conrail charges fees for right-of way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area.   Historically, these expenses were included as an expense category called Conrail rents, fees and services, in the consolidated income statements.  Beginning in 2007, these amounts have been included in materials, supplies and other on the consolidated income statements.  Prior periods have been reclassified to conform to the current presentation.

Also included in materials, supplies and other are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.  The amortization primarily represents the additional after- tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value.

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

		Fiscal Years
(Dollars in Millions)	2008	2007	2006
Rents, Fees and Services	$112	$97	$91
Purchase Price Amortization and Other	4	4	4
Equity in Income of Conrail	(23)	(35)	(20)
Total Conrail Rents, Fees and Services	$93	$66	$75

Interest expense from the promissory notes payable to Conrail, or a subsidiary, was as follows:
		Fiscal Years
(Dollars in Millions)	2008	2007	2006
Interest Expense Related to Conrail	$4	$4	$4

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

	December 26,	December 28,
(Dollars in Millions)	2008	2007
Balance Sheet Information:
CSX Payable to Conrail (a)	$63	$49
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035 (b)	$73	$73
4.52% CSXT Promissory Note due March 2035 (b)	$23	$23

(a) Included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.
(b) Included on the consolidated balance sheet of CSX as long-term debt.

NOTE 15.  Discontinued Operations

In 2005, CSX sold its International Terminals business, which included the capital stock of SL Services, Inc. (“SLSI”) to Dubai Ports International FZE (“DPI”) for gross cash consideration of $1.142 billion.

In 2007, the IRS completed its review of the Company’s pre-filing agreement, which is an early review of specific transactions.  The Company recorded an income tax benefit of $110 million, primarily associated with the resolution of income tax matters related to former activities of the marine service businesses, including the International Terminals business described above.  This 2007 benefit was recorded as discontinued operations as the Company no longer operates in these businesses.  This benefit was associated with tax basis adjustments, foreign dividends and foreign tax credits from operations over a multi-year period.

SLSI held certain residual assets and liabilities as a result of prior divestitures and discontinuances.  A wholly-owned subsidiary of CSX retains the rights to those assets and indemnifies DPI, SLSI and related entities against those liabilities pursuant to a separate agreement.  CSX guarantees the obligations of its subsidiary under this separate agreement.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 16.  Derivative Financial Instruments

CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates and has previously used such instruments to manage exposure to fluctuations in fuel costs.

Interest Rate Swaps

During 2007, CSX repaid $450 million of debentures that matured and called $150 million of debentures due in 2032 (See Note 8, Debt and Credit Agreements).  As a result, CSX also settled the interest rate swaps related to these debentures.  CSX had $30 million and $35 million of outstanding interest rate swaps that impacted interest expense by $1 million and $2 million for 2008 and 2007, respectively.  The interest rate swap agreements were designated and qualified as fair value hedges.  CSX’s interest rate swaps qualified as perfectly effective, as defined by SFAS 133, Accounting for Derivative Instruments and Hedging Activities.  As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods.

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

Fuel hedging activity offset increased fuel expense for fiscal year 2006 by $55 million.  Since the end of 2006, there has been no impact on fuel expense as all contracts expired prior to that time.

NOTE 17.  Business Segments

The Company’s consolidated operating income results are comprised of two business segments: Rail and Intermodal.  The Rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance of the segment is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 17.  Business Segments, continued

Certain segment information has been reclassified to conform to current year presentation.  See Note 1, Nature of Operations and Significant Accounting Policies, for further details.  Business segment information for the fiscal years 2008, 2007 and 2006 was as follows:

	Fiscal Years
(Dollars in Millions)	2008	2007	2006
Revenue from External Customers:
Rail	$9,789	$8,674	$8,154
Intermodal	1,466	1,356	1,412
Consolidated	$11,255	$10,030	$9,566

Operating Income:
Rail	$2,478	$2,000	$1,881
Intermodal	290	260	268
Consolidated	$2,768	$2,260	$2,149

Assets:
Rail	$25,343	$24,502	$24,212
Intermodal	321	283	276
Investment in Conrail	609	639	607
Elimination of Intersegment Payables (Receivables)	(8)	(121)	(174)
Non-segment Assets	23	231	208
Consolidated	$26,288	$25,534	$25,129

Depreciation Expense:
Rail	$879	$849	$822
Intermodal	25	34	38
Consolidated	$904	$883	$860

Property Additions:
Rail	$1,672	$1,678	$1,595
Intermodal	62	60	28
Non-Segment	6	35	16
Consolidated	$1,740	$1,773	$1,639

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 18.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the Securities and Exchange Commission (“SEC”)’s Regulation S-X, the following are selected quarterly financial data:

	2008
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st (a)	2nd (b)	3rd	4th (c)	Full Year

Operating Revenue	$2,713	$2,907	$2,961	$2,674	$11,255
Operating Income	626	717	733	692	2,768
Net Earnings	$351	$385	$382	$247	$1,365

Earnings Per Share:
Net Earnings	$0.87	$0.95	$0.95	$0.63	$3.41

Earnings Per Share Assuming Dilution:
Net Earnings	$0.85	$0.93	$0.94	$0.63	$3.34

Dividend Per Share	$0.15	$0.18	$0.22	$0.22	$0.77

	2007
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st (d)	2nd	3rd (e)	4th (f)	Full Year (g)

Operating Revenue	$2,422	$2,530	$2,501	$2,577	$10,030
Operating Income	485	612	558	605	2,260
Earnings from Continuing Operations	240	324	297	365	1,226
Discontinued Operations	-	-	110	-	110
Net Earnings	$240	$324	$407	$365	$1,336

Earnings Per Share:
From Continuing Operations	$0.55	$0.74	$0.69	$0.89	$2.85
Discontinued Operations	-	-	0.25	-	0.26
Net Earnings	$0.55	$0.74	$0.94	$0.89	$3.11

Earnings Per Share Assuming Dilution:
From Continuing Operations	$0.52	$0.71	$0.67	$0.86	$2.74
Discontinued Operations	-	-	0.24	-	0.25
Net Earnings	$0.52	$0.71	$0.91	$0.86	$2.99

Dividend Per Share	$0.12	$0.12	$0.15	$0.15	$0.54

Prior periods have been reclassified to conform to the current presentation.

(a) CSX recorded a non-cash adjustment of $30 million to correct equity earnings from a non-consolidated subsidiary resulting in additional income.
(b) CSX recognized a tax benefit of $18 million principally related to the settlement of federal income tax audits and certain other tax matters.
(c) CSX recognized an impairment loss of $166 million pre-tax on its investment in The Greenbrier resort.
(d) CSX recognized an $18 million pre-tax benefit on insurance recoveries from gains related to Hurricane Katrina (See Note 13, Hurricane Katrina).
(e) CSX recognized an income tax benefit of $110 million principally associated with the resolution of certain tax matters related to former activities of the container shipping and marine service businesses (See Note 15, Discontinued Operations).  Additionally, CSX recognized a $1 million pre-tax benefit on insurance recoveries from gains related to Hurricane Katrina.

(f) CSX recognized an $8 million pre-tax benefit on insurance recoveries from gains related to Hurricane Katrina.
(g) Total pre-tax benefits on insurance recoveries recognized during fiscal year 2007 were $27 million.

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

The condensed consolidating balance sheets as of December 2008 and December 2007, and the statements of income and cash flows for each of the three fiscal years in the period ended December 2008, for the obligor and parent guarantor are as follows:

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 26, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Operating Revenue	$ -	$9,712	$1,675	$(132)	$11,255
Operating Expense	(193)	7,511	1,289	(120)	8,487
Operating Income	193	2,201	386	(12)	2,768

Equity in Earnings of Subsidiaries	1,469	-	-	(1,469)	-
Other Income (Expense)	141	118	(172)	(190)	(103)
Interest Expense	(544)	(155)	(22)	202	(519)

Earnings from Continuing Operations before Income Taxes	1,259	2,164	192	(1,469)	2,146
Income Tax Benefit (Expense)	106	(733)	(154)	-	(781)

Net Earnings	$1,365	$1,431	$38	$(1,469)	$1,365

Fiscal Year Ended December 28, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Operating Revenue	$ -	$8,591	$1,546	$(107)	$10,030
Operating Expense	(203)	6,894	1,176	(97)	7,770
Operating Income	203	1,697	370	(10)	2,260

Equity in Earnings of Subsidiaries	1,363	-	-	(1,363)	-
Other Income (Expense)	166	154	194	(425)	89
Interest Expense	(568)	(238)	(46)	435	(417)

Earnings from Continuing Operations before Income Taxes	1,164	1,613	518	(1,363)	1,932
Income Tax Benefit (Expense)	62	(614)	(154)	-	(706)

Earnings from Continuing Operations	1,226	999	364	(1,363)	1,226
Discontinued Operations - Net of Tax	110	-	-	-	110

Net Earnings	$1,336	$999	$364	$(1,363)	$1,336

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 29, 2006	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Operating Revenue	$ -	$8,140	$1,426	$ -	$9,566
Operating Expense	(195)	6,542	1,070	-	7,417
Operating Income	195	1,598	356	-	2,149

Equity in Earnings of Subsidiaries	1,281	-	-	(1,281)	-
Other Income (Expense)	283	87	131	(417)	84
Interest Expense	(536)	(217)	(56)	417	(392)

Earnings from Continuing Operations before Income Taxes	1,223	1,468	431	(1,281)	1,841
Income Tax Benefit (Expense)	87	(489)	(129)	-	(531)

Net Earnings	$1,310	$979	$302	$(1,281)	$1,310

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

December 26, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$559	$63	$47	$ -	$669
Short-term Investments	-	-	76	-	76
Accounts Receivable - Net	5	1,046	56	-	1,107
Materials and Supplies	-	217	-	-	217
Deferred Income Taxes	11	187	5	-	203
Other Current Assets	112	34	52	(79)	119
Total Current Assets	687	1,547	236	(79)	2,391
			-
Properties	6	28,958	1,244	-	30,208
Accumulated Depreciation	(9)	(6,758)	(753)	-	(7,520)
Properties - Net	(3)	22,200	491	-	22,688
			-
Investment in Conrail	-	-	609	-	609
Affiliates and Other Companies	-	527	(121)	-	406
Investment in Consolidated Subsidiaries	14,546	-	41	(14,587)	-
Other Long-term Assets	52	76	109	(43)	194
Total Assets	$15,282	$24,350	$1,365	$(14,709)	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$99	$739	135	$ -	$973
Labor and Fringe Benefits Payable	40	366	59	-	465
Payable to Affiliates	455	765	(1,153)	(67)	-
Casualty, Environmental and Other Reserves	-	211	25	-	236
Current Maturities of Long-term Debt	200	116	3	-	319
Short-term Debt	-	-	1	-	1
Income and Other Taxes Payable	(2)	208	(81)	-	125
Other Current Liabilities	2	271	23	(11)	285
Total Current Liabilities	794	2,676	(988)	(78)	2,404

Casualty, Environmental and Other Reserves	1	547	95	-	643
Long-term Debt	6,058	1,447	7	-	7,512
Deferred Income Taxes	(629)	6,591	273	-	6,235
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	1,010	513	(33)	(44)	1,446
Total Liabilities	7,234	11,774	(602)	(166)	18,240

Shareholders' Equity:
Common Stock	391	181	-	(181)	391
Other Capital	-	5,566	1,923	(7,489)	-
Retained Earnings	8,398	6,870	148	(7,018)	8,398
Accumulated Other Comprehensive Loss	(741)	(41)	(104)	145	(741)
Total Shareholders' Equity	8,048	12,576	1,967	(14,543)	8,048
Total Liabilities and Shareholders' Equity	$15,282	$24,350	$1,365	$(14,709)	$26,288

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

December 28, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets:
Cash and Cash Equivalents	$298	$55	$15	$-	$368
Short-term Investments	270	-	76	-	346
Accounts Receivable - Net	10	1,069	95	-	1,174
Materials and Supplies	-	230	10	-	240
Deferred Income Taxes	23	232	(1)	-	254
Other Current Assets	25	60	96	(72)	109
Total Current Assets	626	1,646	291	(72)	2,491
			-
Properties	6	27,606	1,387	-	28,999
Accumulated Depreciation	(9)	(6,400)	(810)	-	(7,219)
Properties - Net	(3)	21,206	577	-	21,780
			-
Investment in Conrail	-	-	639	-	639
Affiliates and Other Companies	-	470	(105)	-	365
Investment in Consolidated Subsidiaries	14,524	-	34	(14,558)	-
Other Long-term Assets	(50)	203	162	(56)	259
Total Assets	$15,097	$23,525	$1,598	$(14,686)	$25,534

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$90	$799	$87	$-	$976
Labor and Fringe Benefits Payable	36	374	51	-	461
Payable to Affiliates	747	1,325	(2,000)	(72)	-
Casualty, Environmental and Other Reserves	-	226	21	-	247
Current Maturities of Long-term Debt	669	111	3	-	783
Short-term Debt	-	2	2	-	4
Income and Other Taxes Payable	(761)	572	302	-	113
Other Current Liabilities	8	72	7	-	87
Total Current Liabilities	789	3,481	(1,527)	(72)	2,671
			-
Casualty, Environmental and Other Reserves	-	540	84	-	624
Long-term Debt	5,229	1,230	11	-	6,470
Deferred Income Taxes	(176)	6,291	(19)	-	6,096
Long-term Payable to Affiliates	-	-	56	(56)	-
Other Long-term Liabilities	570	541	(85)	(38)	988
Total Liabilities	6,412	12,083	(1,480)	(166)	16,849

Shareholders' Equity:			-
Common Stock	408	181	-	(181)	408
Other Capital	37	5,525	2,705	(8,230)	37
Retained Earnings	8,565	5,769	420	(6,189)	8,565
Accumulated Other Comprehensive Loss	(325)	(33)	(47)	80	(325)
Total Shareholders' Equity	8,685	11,442	3,078	(14,520)	8,685
Total Liabilities and Shareholders' Equity	$15,097	$23,525	$1,598	$(14,686)	$25,534

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Fiscal Year Ended December 26, 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash (Used in) Provided by Operating Activities	$1,093	$2,390	$139	$(708)	$2,914

Investing Activities
Property Additions	-	(1,635)	(105)	-	(1,740)
Purchases of Short-term Investments	(25)	-	-	-	(25)
Proceeds from Sales of Short-term Investments	280	-	-	-	280
Other Investing Activities	569	124	136	(793)	36
Net Cash Provided by (Used in) Investing Activities	824	(1,511)	31	(793)	(1,449)

Financing Activities
Short-term Debt - Net	-	(2)	(1)	-	(3)
Long-term Debt Issued	1,000	351	-	-	1,351
Long-term Debt Repaid	(518)	(121)	(3)	-	(642)
Dividends Paid	(314)	(325)	(27)	358	(308)
Stock Options Exercised	83	-	-	-	83
Shares Repurchased	(1,570)	-	-	-	(1,570)
Other Financing Activities	(337)	(774)	(107)	1,143	(75)
Net Cash (Used in) Provided by Financing Activities	(1,656)	(871)	(138)	1,501	(1,164)

Net (Decrease) Increase in Cash and Cash Equivalents	261	8	32	-	301
Cash and Cash Equivalents at Beginning of Period	298	55	15	-	368
Cash and Cash Equivalents at End of Period	$559	$63	$47	$ -	$669

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Fiscal Year Ended December 28, 2007	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash (Used in) Provided by Operating Activities	$(871)	$2,321	$919	$(185)	$2,184

Investing Activities
Property Additions	(2)	(1,632)	(139)	-	(1,773)
Purchases of Short-term Investments	(2,338)	-	-	-	(2,338)
Proceeds from Sales of Short-term Investments	2,459	-	-	-	2,459
Other Investing Activities	513	235	(781)	(8)	(41)
Net Cash Provided by (Used in) Investing Activities	632	(1,397)	(920)	(8)	(1,693)

Financing Activities
Short-term Debt - Net	-	(6)	-	-	(6)
Long-term Debt Issued	2,000	381	-	-	2,381
Long-term Debt Repaid	(620)	(142)	(23)	-	(785)
Dividends Paid	(236)	(120)	(27)	152	(231)
Stock Options Exercised	153	-	-	-	153
Shares Repurchased	(2,174)	-	-	-	(2,174)
Other Financing Activities	998	(999)	38	41	78
Net Cash (Used in) Provided by Financing Activities	121	(886)	(12)	193	(584)

Net (Decrease) Increase in Cash and Cash Equivalents	(118)	38	(13)	-	(93)
Cash and Cash Equivalents at Beginning of Period	416	17	28	-	461
Cash and Cash Equivalents at End of Period	$298	$55	15	$ -	$368

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Fiscal Year Ended December 29, 2006	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$789	$1,794	$246	$(771)	$2,058

Investing Activities
Property Additions	-	(1,554)	(85)	-	(1,639)
Purchases of Short-term Investments	(1,412)	-	-	-	(1,412)
Proceeds from Sales of Short-term Investments	1,290	-	-	-	1,290
Other Investing Activities	(38)	128	47	14	151
Net Cash (Used in) Provided by Investing Activities	(160)	(1,426)	(38)	14	(1,610)

Financing Activities
Short-term Debt - Net	-	8	(1)	-	7
Long-term Debt Issued	400	73	(2)	-	471
Long-term Debt Repaid	(350)	(128)	(68)	-	(546)
Dividends Paid	(148)	(130)	(30)	163	(145)
Stock Options Exercised	318	-	1	-	319
Shares Repurchased	(465)	-	-	-	(465)
Other Financing Activities	(225)	(174)	(132)	594	63
Net Cash (Used in) Provided by Financing Activities	(470)	(351)	(232)	757	(296)

Net Increase (Decrease) in Cash and Cash Equivalents	159	17	(24)	-	152
Cash and Cash Equivalents at Beginning of Period	257	-	52	-	309
Cash and Cash Equivalents at End of Period	$416	$17	28	$ -	$461

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 26, 2008, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 26, 2008, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2008 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 26, 2008 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 26, 2008.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 26, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s internal control over financial reporting as of December 26, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

CSX CORPORATION
PART II

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 26, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2008 consolidated financial statements of CSX Corporation and our report dated February 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants

Jacksonville, Florida
February 17, 2009

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

CSX CORPORATION
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 27, 2009 with respect to its 2009 annual meeting of shareholders, except for the information regarding the executive officers of the Company.   Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

Item 11.  Executive Compensation

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

Item 14.  Principal Accounting Fees and Services

In accordance with Instruction G(3) of Form 10-K, the information required by this Item is incorporated herein by reference to the Proxy Statement (see Item 10 above).

CSX CORPORATION
PART IV

Item 15.  Exhibits, Financial Statement Schedules

 (a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 64.

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
Articles of Amendment to CSX Corporation’s Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 5.03 to the Registrant's Current Report on Form 8-K filed with the Commission on July 18, 2006)

3.2
Bylaws of the Registrant, amended effective as of September 24, 2008 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on September 25, 2008)

Instruments Defining the Rights of Security Holders, Including Debentures:

4.1(a)
Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee (incorporated herein by reference to the Registrant's Form SE, dated September 7, 1990, filed with the Commission)

CSX CORPORATION
PART IV

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

CSX CORPORATION
PART IV

Material Contracts:

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

10.18**
1990 Stock Award Plan as Amended and Restated Effective February 14, 1996 (as amended through September 8, 1999) (incorporated herein by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 7, 2000)

10.19
Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

CSX CORPORATION
PART IV

10.20
Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.21
Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.22
Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC. (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated March 1, 2001)

10.23
Amendment No. 4, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004)

10.24
Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.25
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

CSX CORPORATION
PART IV

10.26
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.27
Shared Assets Area Operating Agreement for southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.28
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.29
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.30**
Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed with the Commission on April 30, 2004)

10.31**	Restricted Stock Award Agreement with T. L. Ingram (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed with the Commission on July 29, 2004)

CSX CORPORATION
PART IV

10.32**
Amendment No. 1, dated as of December 13, 2004, to Employment Agreement with T. L. Ingram, dated as of March 15, 2004 (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on December 14, 2004)

10.33**
Restricted Stock Award Agreement with Ellen M. Fitzsimmons (incorporated herein by reference to Exhibit 10.41 of the Registrant's Annual Report on Form 10-K filed with the Commission on February 24, 2006)

10.34	Revolving Credit Agreement, dated May 4, 2006 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 9, 2006)

10.35	Underwriting agreement, dated April 20, 2007 (incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Commission on April 26, 2007)

10.36**	Long-term Incentive Plan, dated May 1, 2007 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 7, 2007)

10.37	Underwriting agreement dated September 4, 2007 (incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 10, 2007)

10.38	Underwriting agreement dated December 10, 2007 (incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 17, 2007)

10.39	Underwriting agreement dated October 21, 2008 (incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 24, 2008)

10.40	Underwriting agreement dated January 14, 2009 (incorporated herein by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 20, 2009)

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31*	Rule 13a-14(a) Certifications

CSX CORPORATION
PART IV

32.*	Section 1350 Certifications

99 *	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement

CSX CORPORATION
PART IV

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION (Registrant)

Date: February 13, 2009	By:	/s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 13, 2009.

Signature	Title

Chairman of the Board, President, Chief
/s/ MICHAEL J. WARD	Executive Officer and Director
Michael J. Ward	(Principal Executive Officer)

/s/ OSCAR MUNOZ	Executive Vice President and Chief Financial
Oscar Munoz	Officer (Principal Financial Officer)

/s/ CAROLYN T. SIZEMORE	Vice President and Controller
Carolyn T. Sizemore	(Principal Accounting Officer)

/s/ ELLEN M. FITZSIMMONS	Senior Vice President - Law and Public Affairs
Ellen M. Fitzsimmons	*Attorney-in-Fact

CSX CORPORATION
PART IV

Signature	Title

*	Director
Donna M. Alvarado

*	Director
Alexandre Behring

*	Director
John B. Breaux

*	Director
Steven T. Halverson

*	Director
Christopher Hohn

*	Director
Edward J. Kelly, III

*	Director
Gilbert H. Lamphere

*	Director
John D. McPherson

*	Director
Timothy T. O'Toole

*	Director
David M. Ratcliffe

*	Director
Donald J. Shepard