Form 10-Q
period 2009-03-27
CSX CORP
filed 2009-04-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2009

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
Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ( )  No ( )

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
Yes (  )    No (X)

There were 391,459,772  shares of common stock outstanding on March 27, 2009 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2009
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters Ended March 27, 2009
	and March 28, 2008

	Consolidated Balance Sheets -	4
	At March 27, 2009 (Unaudited) and December 26, 2008

	Consolidated Cash Flow Statements (Unaudited) -	5
	Quarters Ended March 27, 2009 and March 28, 2008

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition	28
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 1A.	Risk Factors	41

Item 2.	CSX Purchases of Equity Securities	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	43

Signature		44

CSX CORPORATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2009	2008
Revenue	$2,247	$2,713
Expense
Labor and Fringe	662	745
Materials, Supplies and Other	477	505
Fuel	191	441
Depreciation	224	222
Equipment and Other Rents	113	111
Inland Transportation	58	63
Total Expense	1,725	2,087

Operating Income	522	626

Interest Expense	(141)	(119)
Other Income (Expense) - Net (Note 8)	(9)	55
Earnings before Income Taxes	372	562

Income Tax Expense (Note 9)	(126)	(211)
Net Earnings	$246	$351

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.63	$0.87

Net Earnings Per Share, Assuming Dilution	$0.62	$0.85

Average Shares Outstanding (Thousands)	391,160	404,351

Average Shares Outstanding,
Assuming Dilution (Thousands)	394,101	415,210

Cash Dividends Paid Per Common Share	$0.22	$0.15

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
	(Unaudited)
	March 27,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$1,056	$669
Short-term Investments	73	76
Accounts Receivable, net of allowance for doubtful
accounts of $64 and $70, respectively	958	1,107
Materials and Supplies	250	217
Deferred Income Taxes	151	203
Other Current Assets	112	119
Total Current Assets	2,600	2,391

Properties	30,399	30,208
Accumulated Depreciation	(7,637)	(7,520)
Properties - Net	22,762	22,688

Investment in Conrail (Note 10)	617	609
Affiliates and Other Companies	399	406
Other Long-term Assets	189	194
Total Assets	$26,567	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$934	$973
Labor and Fringe Benefits Payable	369	465
Casualty, Environmental and Other Reserves (Note 4)	217	236
Current Maturities of Long-term Debt (Note 7)	314	319
Income and Other Taxes Payable	116	125
Other Current Liabilities	120	286
Total Current Liabilities	2,070	2,404

Casualty, Environmental and Other Reserves (Note 4)	636	643
Long-term Debt (Note 7)	7,995	7,512
Deferred Income Taxes	6,266	6,235
Other Long-term Liabilities	1,395	1,426
Total Liabilities	18,362	18,220

Common Stock $1 Par Value	392	391
Retained Earnings	8,534	8,398
Accumulated Other Comprehensive Loss (Note 1)	(742)	(741)
Noncontrolling Minority Interest	21	20
Total Shareholders' Equity	8,205	8,068
Total Liabilities and Shareholders' Equity	$26,567	$26,288

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	First Quarters
	2009	2008
OPERATING ACTIVITIES
Net Earnings	$246	$351
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	224	225
Deferred Income Taxes	79	89
Other Operating Activities	(65)	(24)
Changes in Operating Assets and Liabilities:
Accounts Receivable	132	3
Other Current Assets	(76)	(13)
Accounts Payable	(36)	10
Income and Other Taxes Payable	31	84
Other Current Liabilities	(86)	9
Net Cash Provided by Operating Activities	449	734

INVESTING ACTIVITIES
Property Additions	(309)	(446)
Purchases of Short-term Investments	-	(50)
Proceeds from Sales of Short-term Investments	-	295
Other Investing Activities	37	12
Net Cash Used in Investing Activities	(272)	(189)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	500	1,000
Long-term Debt Repaid (Note 7)	(26)	(44)
Dividends Paid	(86)	(61)
Stock Options Exercised (Note 3)	2	36
Shares Repurchased	-	(300)
Other Financing Activities	(180)	26
Net Cash Provided by Financing Activities	210	657

Net Increase in Cash and Cash Equivalents	387	1,202

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	368
Cash and Cash Equivalents at End of Period	$1,056	$1,570

See accompanying notes to consolidated financial statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                                           Nature of Operations and Significant Accounting Policies

Background

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

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities, and Greenbrier Hotel Corporation, formerly known as CSX Hotels, Inc., doing business as The Greenbrier Resort.  On March 19, 2009, Greenbrier Hotel Corporation, filed for Chapter 11 bankruptcy protection and announced an asset purchase agreement with Marriott Hotel Services, Inc.  For more information, see Note 8, Other Income (Expense) – Net.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters ended March 27, 2009 and March 28, 2008;

•	Consolidated balance sheets at March 27, 2009 and December 26, 2008; and

•	Consolidated cash flow statements for the quarters ended March 27, 2009 and March 28, 2008.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                                         Nature of Operations and Significant Accounting Policies, continued

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarter of 2009 and 2008 consisted of 13 weeks ending on March 27, 2009 and March 28, 2008, respectively.

•	Fiscal year 2008 consisted of 52 weeks ending on December 26, 2008.

•	Fiscal year 2009 will consist of 52 weeks ending on December 25, 2009.

Except as otherwise specified, references to quarters indicate CSX’s fiscal periods ending March 27, 2009 or March 28, 2008, and references to year-end indicate the fiscal year ending December 26, 2008.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                                Nature of Operations and Significant Accounting Policies, continued

Comprehensive Earnings

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for CSX, that calculation is net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of related tax effects and were $246 million and $353 million for first quarters 2009 and 2008, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance, net of tax, as of the balance sheet date.  For CSX, AOCI is specifically the cumulative balance related to the pension and other post-retirement adjustments and reduced overall equity by $742 million and $741 million as of March 2009 and December 2008, respectively.

New Accounting Pronouncements and Changes in Accounting Policy

In 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51 (“SFAS 160”). This statement requires that noncontrolling minority interests should be reported as equity instead of a liability on the balance sheet.  Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement.  CSX has noncontrolling minority interests primarily in its investments in Four Rivers Transportation Inc. and The Indiana Railroad Company.  For CSX, SFAS 160 is effective beginning fiscal year 2009 and resulted in a $20 million reclassification of noncontrolling minority interests from other long-term liabilities to shareholders’ equity on the December 2008 consolidated balance sheet.  Income attributable to noncontrolling minority interests is included in other income in the consolidated income statements and is not material to CSX.  Therefore, the Company did not present income attributable to non-controlling interests separately in the consolidated income statements.

Other Items - Share Repurchases

Since March 2008, CSX has completed $1.25 billion in share repurchases and has remaining authority of $1.75 billion.  The Company did not repurchase any shares during the first quarter 2009.  Any future repurchases will be dependent upon an improvement in capital market and business conditions.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.                                Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2009	2008
Numerator (millions):
Net Earnings	$246	$351
Interest Expense on Convertible Debt - Net of Tax	-	1
Net Earnings, If Converted	$246	$352

Denominator (thousands):
Average Common Shares Outstanding	391,160	404,351
Convertible Debt	1,118	5,717
Stock Options Common Stock Equivalents (a)	1,823	4,361
Other Potentially Dilutive Common Shares	-	781
Average Common Shares Outstanding, Assuming Dilution	394,101	415,210

Basic Earnings Per Share:
Net Earnings	$0.63	$0.87

Earnings Per Share, Assuming Dilution:
Net Earnings	$0.62	$0.85

(a)
In calculating diluted earnings per share, SFAS 128, Earnings Per Share requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised.  This is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.  This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation.  All stock options were dilutive for the periods presented; therefore no stock options were excluded from the diluted earnings per share calculation.

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•	convertible debt,

•	employee stock options, and

•	other equity awards, which include long-term incentive awards.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.                                Earnings Per Share, continued

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted average basis when conversions occur.  During first quarter 2008, $25 million of face value of convertible debentures were converted into approximately 1 million shares of CSX common stock.  There were no conversions of convertible debentures during 2009.  As of March 2009, approximately $32 million of convertible debentures at face value remained outstanding, which are convertible into 1 million shares of CSX common stock.

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

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	First Quarters
(Dollars in millions)	2009 (a)	2008
Share-Based Compensation Expense	$(8)	$14
Income Tax Expense / (Benefit)	3	(5)

(a)	In 2009, the Company reduced share-based compensation expense to reflect a change in estimate of the number of performance-based awards that are expected to vest.

The following table provides information about stock options exercised.

	First Quarters
(In thousands)	2009	2008
Number of Stock Options Exercised	74	1,858

As of December 2008, all outstanding options are vested and therefore there will be no future expense related to these options.  As of March 2009, CSX had approximately 7 million stock options outstanding.  However, the impact to diluted earnings per share is much smaller see Note 2, Earnings Per Share for more information.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                                Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	March 27, 2009			December 26, 2008
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$101	$248	$349	$104	$258	$362
Occupational	32	171	203	32	172	204
Total Casualty	133	419	552	136	430	566
Separation	16	67	83	16	71	87
Environmental	37	59	96	42	58	100
Other	31	91	122	42	84	126
Total	$217	$636	$853	$236	$643	$879

Details with respect to each type of reserve are described below.  Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses asserted, the liabilities that have been recorded, and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s financial condition, results of operations or liquidity.  However, should a number of these items occur in the same period, they could have a material effect on the financial condition, results of operations or liquidity in that particular period.

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).  These reserves fluctuate based upon changes in independent third party estimates, which are reviewed by management, and are offset by the timing of payments.  Most of the claims were related to CSXT unless otherwise noted.

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

An analysis is performed semi-annually by an independent third party and reviewed by management.  The methodology used includes an estimate of future anticipated claims based on the Company’s trends in average historical claim filing rates, future anticipated dismissal rates and settlement rates.

Separation

Separation liabilities include the estimated benefits provided to certain union employees as a result of implementing workforce reductions, improvements in productivity and certain other cost reductions at the Company's major transportation units since 1991. These liabilities are expected to be paid out over the next 20 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                                Casualty, Environmental and Other Reserves, continued

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 252 environmentally impaired sites.  Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

NOTE 5.                                Commitments and Contingencies

Insurance

The Company maintains numerous insurance programs, most notably for third-party casualty liability and for Company property damage and business interruption, with substantial limits.  A certain amount of risk is retained by the Company on each of the casualty and property programs.  For the first event in any given year, the Company has a $25 million deductible for each of the casualty and non-catastrophic property programs and a $50 million deductible for the catastrophic property program.

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

As of first quarter 2009, the Company’s guarantees primarily related to the following:

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

As of first quarter 2009, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements described above.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts.

Fuel Surcharge Antitrust Litigation

Since 2007, at least 30 putative class action suits have been filed in various federal district courts against CSXT and three other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief.  All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.  The district court has dismissed all of the indirect purchasers causes of action except for injunctive relief.  The indirect purchasers have appealed that decision and the district court case has been stayed pending the appeal.

The class action suits have been consolidated in federal court in the District of Columbia.  The railroads have asked the Court to first proceed with discovery relating to the appropriateness of class certification, and then permit merit discovery only if a class is certified.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.                                Commitments and Contingencies, continued

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  CSXT cannot predict the outcome of the private lawsuits, which are in their preliminary stages, or of any government investigations, charges or additional litigation that may be filed in the future.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.  CSXT is unable to assess at this time the possible financial impact of this litigation.  CSXT has not accrued any liability for an adverse outcome in the litigation.  If a material adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company’s financial condition, results of operations, or liquidity.  For more information, please refer to CSX’s most recent Annual Report on Form 10-K.

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

Also during 2008, E.I. du Pont de Nemours and Company filed a complaint before the STB against CSXT, contesting tariff rates that went into effect on December 1, 2008 for movements of various commodities from and/or to certain of its existing facilities.    CSXT and DuPont have engaged in mediation sponsored by the STB and have made sufficient progress in their mediation to stay this proceeding while they attempt to reach a final agreement.

Other Legal Proceedings

In addition to the matters described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury and property damage claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a particular quarter or fiscal year.

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

The following table describes the components of expense/(income) related to net periodic benefit cost:

	Pension Benefits		Other Post-retirement Benefits
(Dollars in millions)	First Quarters		First Quarters
	2009	2008	2009	2008
Service Cost	$8	$8	$1	$2
Interest Cost	32	30	6	5
Expected Return on Plan Assets	(37)	(36)	-	-
Amortization of Prior Service Cost	1	1	-	(1)
Amortization of Net Loss	7	5	1	1
Net Periodic Benefit Cost	$11	$8	$8	$7

In accordance with the Pension Protection Act of 2006 (the “Act”), companies are required to be 94% funded for their outstanding qualified pension obligations as of January 1, 2009 in order to avoid a scheduled series of required annual contributions to reach 100% funding over seven years.  Due to recent market volatility and overall investment losses of pension assets for 2008, the Company will be required to make additional contributions to maintain at least a 94% funding target.  The contribution is required to be made by September 2009.  For further details, see Note 7, Employee Benefit Plans, in CSX’s most recent annual report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt for first quarter 2009 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 26, 2008	$319	$7,512	$7,831
2009 activity:
Issued	-	500	500
Repaid	(26)	-	(26)
Reclassifications	21	(21)	-
Other	-	4	4
Total long-term debt at March 27, 2009	$314	$7,995	$8,309

Debt Issuance

On January 14, 2009, CSX issued $500 million in one series of unsecured notes, which bear interest at 7.375% due February 1, 2019.  This series of notes is included in the consolidated balance sheets under long-term debt.  The notes may be redeemed in whole or in part by CSX at any time.  CSX expects to use approximately $300 million of the net proceeds from the sale of the notes to repay debt maturing in the next twelve months.  The balance of the net proceeds from the sale of the notes will be used for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity and repurchases of CSX common stock.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a diverse syndicate of banks. The facility allows borrowings at floating rates based on the London interbank offered rate ("LIBOR"), plus a spread depending upon ratings assigned by Moody's Investors Service and Standard & Poor's Ratings Group to CSX's senior, unsecured, long-term indebtedness for borrowed money. The facility requires CSX to maintain a ratio of total debt to total capitalization below a prescribed limit.  The facility contains no provisions that would require CSX to post collateral.  As of March 2009, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  This facility expires in 2012.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.                                Other Income (Expense) – Net

Other Income (Expense) – Net consists of the following:

	First Quarters
(Dollars in millions)	2009	2008
Interest Income(a)	$4	$8
Income from Real Estate Operations (b)	1	30
Loss from Resort Operations (c)	(14)	(16)
Miscellaneous(d)	-	33
Total Other Income (Expense) - Net	$(9)	$55

(a)	Interest income fluctuates based on interest rates and balances that earn interest based on CSX’s cash, cash equivalents and short-term investments.

(b)
Income from real estate includes the results of operations of the Company’s non-operating real estate sales, leasing, acquisition and management and development activities.  Income may fluctuate as a function of timing of real estate sales.

(c)	The resort filed for Chapter 11 bankruptcy protection in March 2009. See below for further details.

(d)
Miscellaneous income includes a number of items which can be income or expense.  Examples of these items are equity earnings and/or losses, minority interest expense, investment gains and losses and other non-operating activities.  In first quarter 2008, CSX recorded additional income of $30 million for an adjustment to correct equity earnings from a non-consolidated subsidiary.

Greenbrier Hotel Corporation Bankruptcy Filing

On March 19, 2009, Greenbrier Hotel Corporation (“GHC”), owner of The Greenbrier resort and subsidiary of CSX Corporation, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Eastern District of Virginia. CSX has agreed to extend up to $19 million in bankruptcy financing to GHC.

In conjunction with the bankruptcy, GHC also announced an agreement to sell the resort pursuant to an asset purchase agreement (“Agreement”) with Marriott Hotel Services, Inc. (“Marriott”).  The Agreement remains subject to the approval of the Bankruptcy Court and contemplates that CSX will provide $50 million to be used in the operations of the resort after completion of the sale.  These funds are expected to be paid over a two-year period following the closing of the transaction.  In turn, Marriott would pay GHC between $60 million and $130 million within approximately seven years, with the actual amount depending on the timing of the payment and The Greenbrier’s financial performance.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.                                Other Income (Expense) – Net, continued

The sale to Marriott is expected to close later this year, but is contingent on various closing conditions, including the ability of The Greenbrier and its unions to negotiate labor contracts satisfactory to Marriott.  It is also subject to a Bankruptcy Court-supervised auction process in which other qualified purchasers will have an opportunity to bid on the resort.  Currently, the bid and auction process are scheduled in June 2009.

At this time, this transaction does not qualify for discontinued operations under SFAS 144 Accounting for the Impairment or Disposal of Long-lived Assets due to the nature of certain closing conditions under the Agreement.  Once these conditions have been satisfied, it is likely that the resort’s results of operations will be reclassified into discontinued operations.

NOTE 9.                                Income Taxes

As of March 2009 and December 2008, the Company had approximately $48 million and $57 million, respectively, of total unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $41 million and $50 million, respectively, could favorably affect the effective income tax rate. The Company estimates that approximately $12 million of the net unrecognized tax benefits as of March 2009 for various state and federal income tax matters will be resolved over the next 12 months.  Approximately $4 million of this total will be recognizable upon the expiration of various statutes of limitation.  The final outcome of the remaining uncertain tax positions, however, is not yet determinable.

As a result of the expiration of statutes of limitation and the resolution of other income tax matters during the first quarter 2009, the Company recorded income tax and interest benefits of $13 million.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries.  CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  During 2008, the Internal Revenue Service (“IRS”) completed examinations of tax years 2004 through 2006 as well as for 2007. The Company has appealed a tax adjustment proposed by the IRS with respect to the 2004 through 2006 period and a related amount is included in the uncertain tax positions above.  This appeals process is expected to last more than one year.  Federal examinations of original federal income tax returns for all years through 2007 are otherwise resolved.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  As of March 2009 and December 2008, the Company had a $5 million gross receivable and a $2 million gross payable before the consideration of state tax impacts, respectively, accrued for interest and penalties.  The payable changed to a receivable due to the expiration of statutes of limitation noted above.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.                                Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail Inc., (“Conrail”).  CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests.  Pursuant to APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, CSX applies the equity method of accounting to its investment in Conrail.

CSX’s income statement is impacted in several ways by the joint ownership of Conrail.  First, Conrail owns and operates rail infrastructure for the joint benefit of CSX and NS.  This is known as the shared asset area.  Conrail charges fees for right-of way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area.   Next, because of CSX’s equity interest in Conrail, CSX also includes a share of Conrail’s income which is recorded as a contra-expense and reduces the total amount of expense recorded for Conrail.  The purchase price amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value.  Last, interest expense is recorded on long-term payables to Conrail.

Dollar amounts of these items impacting the consolidated income statements were as follows:

	First Quarters
(Dollars in millions)	2009	2008
Income Statement Information:
Rents, Fees and Services	$24	$26
Equity in Income of Conrail	(7)	(5)
Purchase Price Amortization and Other	1	1
Interest Expense Related to Conrail	1	1

Additional information about the investment in Conrail is included in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                                Business Segments

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

Business segment information for first quarters 2009 and 2008 is as follows:

					CSX
(Dollars in millions)	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change
Revenues from External Customers	$1,977	$2,365	$270	$348	$2,247	$2,713	$(466)

Segment Operating Income	498	565	24	61	522	626	(104)

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 12.                                Summarized Consolidating Financial Data

In December 2007, CSXT sold secured equipment notes maturing in 2023 and in October 2008, CSXT sold additional secured equipment notes maturing in 2014 in registered public offerings pursuant to an existing shelf registration statement.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

Condensed consolidating financial information for the obligor and parent guarantor is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                                Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Quarter Ended March 2009	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$1,960	$313	$(26)	$2,247
Operating Expense	(79)	1,563	265	(24)	1,725
Operating Income	79	397	48	(2)	522

Equity in Earnings of Subsidiaries	255	-	-	(255)	-
Interest Expense	(124)	(31)	(1)	15	(141)
Other Income (Expense)	302	6	(304)	(13)	(9)

Earnings from Continuing Operations before
Income Taxes	512	372	(257)	(255)	372
Income Tax Benefit (Expense)	(266)	(140)	280	-	(126)
Net Earnings	$246	$232	$23	$(255)	$246

Quarter Ended March 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$2,344	$406	$(37)	$2,713
Operating Expense	(57)	1,863	315	(34)	2,087
Operating Income	57	481	91	(3)	626

Equity in Earnings of Subsidiaries	371	-	-	(371)	-
Interest Expense	(134)	(43)	(7)	65	(119)
Other Income (Expense)	40	70	7	(62)	55

Earnings from Continuing Operations before
Income Taxes	334	508	91	(371)	562
Income Tax Benefit (Expense)	17	(193)	(35)	-	(211)
Net Earnings	$351	$315	$56	$(371)	$351

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                                Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
March 2009	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$928	$70	$58	$ -	$1,056
Short-term Investments	-	-	73	-	73
Accounts Receivable - Net	133	932	(107)	-	958
Materials and Supplies	-	250	-	-	250
Deferred Income Taxes	12	133	6	-	151
Other Current Assets	67	84	69	(108)	112
Total Current Assets	1,140	1,469	99	(108)	2,600

Properties	7	29,139	1,253	-	30,399
Accumulated Depreciation	(9)	(6,857)	(771)	-	(7,637)
Properties - Net	(2)	22,282	482	-	22,762

Investments in Conrail	-	-	617	-	617
Affiliates and Other Companies	-	522	(123)	-	399
Investments in Consolidated Subsidiaries	14,687	-	44	(14,731)	-
Other Long-term Assets	49	76	107	(43)	189
Total Assets	$15,874	$24,349	$1,226	$(14,882)	$26,567

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$131	$809	$(6)	$ -	$934
Labor and Fringe Benefits Payable	30	309	30	-	369
Payable to Affiliates	398	782	(1,113)	(67)	-
Casualty, Environmental and Other Reserves	-	197	20	-	217
Current Maturities of Long-term Debt	200	111	3	-	314
Income and Other Taxes Payable	(8)	242	(118)	-	116
Other Current Liabilities	-	112	48	(40)	120
Total Current Liabilities	751	2,562	(1,136)	(107)	2,070

Casualty, Environmental and Other Reserves	1	557	78	-	636
Long-term Debt	6,556	1,433	6	-	7,995
Deferred Income Taxes	(354)	6,622	(2)	-	6,266
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	715	474	251	(45)	1,395
Total Liabilities	7,669	11,648	(759)	(196)	18,362

Shareholders' Equity
Common Stock, $1 Par Value	392	181	-	(181)	392
Other Capital	-	5,564	1,923	(7,487)	-
Retained Earnings	8,534	6,983	162	(7,145)	8,534
Accumulated Other Comprehensive Loss	(742)	(48)	(103)	151	(742)
Noncontrolling Minority Interest	21	21	3	(24)	21
Total Shareholders' Equity	8,205	12,701	1,985	(14,686)	8,205
Total Liabilities and Shareholders' Equity	$15,874	$24,349	$1,226	$(14,882)	$26,567

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                                Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
December 2008	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$559	$63	$47	$ -	$669
Short-term Investments	-	-	76	-	76
Accounts Receivable - Net	5	1,046	56	-	1,107
Materials and Supplies	-	217	-	-	217
Deferred Income Taxes	11	187	5	-	203
Other Current Assets	112	34	52	(79)	119
Total Current Assets	687	1,547	236	(79)	2,391

Properties	6	28,958	1,244	-	30,208
Accumulated Depreciation	(9)	(6,758)	(753)	-	(7,520)
Properties - Net	(3)	22,200	491	-	22,688

Investments in Conrail	-	-	609	-	609
Affiliates and Other Companies	-	527	(121)	-	406
Investments in Consolidated Subsidiaries	14,566	-	41	(14,607)	-
Other Long-term Assets	52	76	109	(43)	194
Total Assets	$15,302	$24,350	$1,365	$(14,729)	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$99	$739	$135	$ -	$973
Labor and Fringe Benefits Payable	40	366	59	-	465
Payable to Affiliates	455	765	(1,153)	(67)	-
Casualty, Environmental and Other Reserves	-	211	25	-	236
Current Maturities of Long-term Debt	200	116	3	-	319
Income and Other Taxes Payable	(2)	208	(81)	-	125
Other Current Liabilities	2	271	24	(11)	286
Total Current Liabilities	794	2,676	(988)	(78)	2,404

Casualty, Environmental and Other Reserves	1	547	95	-	643
Long-term Debt	6,058	1,447	7	-	7,512
Deferred Income Taxes	(629)	6,591	273	-	6,235
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	1,010	493	(36)	(41)	1,426
Total Liabilities	7,234	11,754	(605)	(163)	18,220

Shareholders' Equity
Common Stock, $1 Par Value	391	181	-	(181)	391
Other Capital	-	5,566	1,923	(7,489)	-
Retained Earnings	8,398	6,870	148	(7,018)	8,398
Accumulated Other Comprehensive Loss	(741)	(41)	(104)	145	(741)
Noncontrolling Minority Interest	20	20	3	(23)	20
Total Shareholders' Equity	8,068	12,596	1,970	(14,566)	8,068
Total Liabilities and Shareholders' Equity	$15,302	$24,350	$1,365	$(14,729)	$26,288

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                                Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Quarter Ended March 2009	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(162)	$370	$241	$ -	$449

Investing Activities
Property Additions	(1)	(299)	(9)	-	(309)
Purchases of Short-term Investments	-	-	-	-	-
Proceeds from Sales of Short-term Investments	-	-	-	-	-
Other Investing Activities	11	28	5	(7)	37
Net Cash Provided by (Used in) Investing Activities	10	(271)	(4)	(7)	(272)

Financing Activities
Short-term Debt - Net	-	3	(3)	-	-
Long-term Debt Issued	500	-	-	-	500
Long-term Debt Repaid	-	(25)	(1)	-	(26)
Dividends Paid	(88)	-	2	-	(86)
Stock Options Exercised	2	-	-	-	2
Shares Repurchased	-	-	-	-	-
Other Financing Activities	107	(70)	(224)	7	(180)
Net Cash Provided by (Used in) Financing Activities	521	(92)	(226)	7	210

Net Increase (Decrease) in Cash and Cash Equivalents	369	7	11	-	387
Cash and Cash Equivalents at Beginning of Period	559	63	47	-	669
Cash and Cash Equivalents at End of Period	$928	$70	$58	$ -	$1,056

	CSX	CSX
Quarter Ended March 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$67	$603	$157	$(93)	$734

Investing Activities
Property Additions	(2)	(406)	(38)	-	(446)
Purchases of Short-term Investments	(50)	-	-	-	(50)
Proceeds from Sales of Short-term Investments	295	-	-	-	295
Other Investing Activities	(15)	(24)	35	16	12
Net Cash (Used in) Provided by Investing Activities	228	(430)	(3)	16	(189)

Financing Activities
Short-term Debt - Net	-	-	-	-	-
Long-term Debt Issued	1,000	-	-	-	1,000
Long-term Debt Repaid	1	(45)	-	-	(44)
Dividends Paid	(62)	(81)	(8)	90	(61)
Stock Options Exercised	36	-	-	-	36
Shares Repurchased	(300)	-	-	-	(300)
Other Financing Activities	28	16	(5)	(13)	26
Net Cash (Used in) Provided by Financing Activities	703	(110)	(13)	77	657

Net (Decrease) Increase in Cash and Cash Equivalents	998	63	141	-	1,202
Cash and Cash Equivalents at Beginning of Period	(594)	55	907	-	368
Cash and Cash Equivalents at End of Period	$404	$118	$1,048	$ -	$1,570

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company provides customers with access to an interconnected transportation network that links ports, production facilities and distribution centers to markets in the Northeast, Midwest and southern states.  The Company serves major markets in the eastern United States and has direct access to all significant Atlantic and Gulf Coast ports, as well as the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  The Company also has access to Pacific ports through alliances with western railroads.

The Company transports a broad portfolio of products, such as coal, forest products, ethanol, automobiles, chemicals and consumer electronics. Those goods are transported across the country in a way that, compared to alternative modes of transportation, reduces the impact on the environment, takes traffic off an already congested highway system and reduces fuel consumption and transportation costs.

The global recession that intensified in late 2008 has continued to impact CSX’s business in 2009, and rail volume will be lower for the year. Beginning in late 2008, the Company began taking aggressive actions to manage costs and right-size resources to match demand conditions.  With a mix of pricing, productivity, prudent investment in train network and rail efficiency, the Company believes it is positioned to take advantage of an eventual economic recovery.

FIRST QUARTER 2009 HIGHLIGHTS

•	Revenue decreased $466 million or 17% to $2.2 billion due to declines in volume.

•	Expenses decreased $362 million or 17% to $1.7 billion as a result of lower fuel expense and aggressive cost-management efforts.

•	Operating income decreased $104 million or 17% to $522 million.

CSX financial results reflect the impact of the ongoing recessionary environment. Revenue and volume declined 17% from first quarter 2008 driven by the broad-based weakness across most sectors of the economy. The lines of business tied to the industrial, housing construction and consumer spending markets all experienced significant volume declines, while the energy and agriculture related markets were less severely impacted by the current economic conditions.

Despite a challenging environment, CSX was able to maintain revenue per unit at levels consistent with those in first quarter 2008.  The Company’s ongoing yield management initiatives offset lower fuel recovery associated with the sharp decline in fuel prices.  The Company was able to achieve pricing gains predominantly due to the overall cost advantages that the Company’s rail based solutions provide to customers versus other modes of transportation.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 33 through 36.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s safety and train accident prevention programs rely on broad employee involvement.  The programs utilize operating rules training, compliance measurement, root cause analysis and communication to create a safer environment for employees and the public.  Continued capital investment in Company assets, including track, bridges, signals, equipment and detection technology, also supports safety performance.

In first quarter 2009, the Company continued its focus on safety and operating performance.  Results in both FRA personal injuries and train accidents remained at historically high levels as a result of leadership and high levels of employee commitment to the Company’s safety programs.  The number of FRA reported personal injuries increased slightly to 94, up 4% compared to the same quarter in 2008.  Reported FRA train accidents declined to 71, as the Company reported 9% fewer accidents versus prior year.  However, Train Accident frequency increased, to 3.08 accidents per million train miles as sharply lower business levels drove both employee man hours and train miles lower in the quarter.

Key service metrics improved significantly in the quarter.  On-time train originations and arrivals were 83% and 79%, respectively, during the quarter.  Average dwell rose slightly to 24.1 hours and average cars-on-line declined to 218,863 primarily due to lower demand levels.  Average train velocity improved to 21.6 miles per hour, as the network remained fluid.  The Company aims to maintain key operating measures and service reliability at high-levels, while reducing resource levels in response to current business conditions.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)

	First Quarters
			Improvement
	2009	2008	(Decline)%
Safety and Service Measurements
FRA Personal Injuries Frequency Index	1.30	1.10	(18)%

FRA Train Accident Rate	3.08	2.92	(5)

On-Time Train Originations	83%	79%	5
On-Time Destination Arrivals	79%	69%	14

Dwell	24.1	22.7	(6)
Cars-On-Line	218,863	221,193	1

System Train Velocity	21.6	20.8	4

			Increase/
Resources			(Decrease)
Route Miles	21,178	21,225	(0)%
Locomotives (owned and long-term leased)	4,129	4,049	2
Freight Cars (owned and long-term leased)	90,027	93,351	(4)%

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Results of Operations (Unaudited)
(Dollars in Millions)

First Quarters

					CSX
	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change	%Change
Revenue	$1,977	$2,365	$270	$348	$2,247	$2,713	$(466)	(17)%
Expense
Labor and Fringe	644	726	18	19	662	745	83	11
Materials, Supplies and Other	432	456	45	49	477	505	28	6
Fuel	190	439	1	2	191	441	250	57
Depreciation	218	217	6	5	224	222	(2)	(1)
Equipment and Other Rents	88	84	25	27	113	111	(2)	(2)
Inland Transportation	(93)	(122)	151	185	58	63	5	8
Total Expense	1,479	1,800	246	287	1,725	2,087	362	17
Operating Income	$498	$565	$24	$61	$522	$626	$(104)	(17)

Operating Ratio	74.8%	76.1%	91.1%	82.5%	76.8%	76.9%

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as Total Distribution Services, Inc., Transflo Terminal Services, Inc., CSX Technology and other subsidiaries.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)

First Quarters

	Volume			Revenue			Revenue Per Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Chemicals	105	129	(19)%	$308	$362	(15)%	$2,933	$2,806	5%
Emerging Markets	91	115	(21)	134	161	(17)	1,473	1,400	5
Forest Products	65	87	(25)	140	192	(27)	2,154	2,207	(2)
Agricultural Products	109	109	-	249	235	6	2,284	2,156	6
Metals	48	92	(48)	97	197	(51)	2,021	2,141	(6)
Phosphates and Fertilizers	60	91	(34)	87	130	(33)	1,450	1,429	1
Food and Consumer	25	27	(7)	60	65	(8)	2,400	2,407	-

Total Merchandise	503	650	(23)	1,075	1,342	(20)	2,137	2,065	3

Coal	415	440	(6)	713	720	(1)	1,718	1,636	5
Coke and Iron Ore	16	23	(30)	31	42	(26)	1,938	1,826	6
Total Coal	431	463	(7)	744	762	(2)	1,726	1,646	5

Automotive	45	96	(53)	95	202	(53)	2,111	2,104	-

Other	-	-	-	63	59	7	-	-	-
Total Rail	979	1,209	(19)	1,977	2,365	(16)	2,019	1,956	3

International	186	253	(26)	83	123	(33)	446	486	(8)
Domestic	254	255	-	184	218	(16)	724	855	(15)
Other	-	-	-	3	7	(57)	-	-	-
Total Intermodal	440	508	(13)	270	348	(22)	614	685	(10)

Total	1,419	1,717	(17)%	$2,247	$2,713	(17)%	$1,584	$1,580	-%

Certain data within the Merchandise categories have been reclassified to conform to the current year’s presentation.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter Results of Operations

CSX experienced significant year-over-year volume and revenue losses caused by the broad-based weakness in the economy.  The greatest impact from the economic conditions was in construction and consumer related markets. Despite the challenging environment, the Company’s ongoing yield management initiatives offset lower fuel recovery associated with the sharp decline in fuel prices.

Rail Revenue

Merchandise

Chemicals – Continued weakness in the housing, automotive and consumer goods markets has significantly reduced demand for chemical products related to those markets.

Emerging Markets – Aggregates (which include crushed stone, sand and gravel) volume declined due to continued softness in residential construction.

Forest Products – A weak housing market has driven the continued decline of lumber and building products.  Paper volume continued to be soft due to electronic media substitution and less packaging being used as a result of slower consumer spending.

Agricultural Products – Volume was flat as increased shipments of ethanol and corn were offset by declines in wheat, soybeans and exports. Strength in corn and ethanol shipments positively impacted revenue and revenue per unit.

Metals – Volume declines were driven by weak global and domestic steel demand in the automotive and construction industries.  This weak demand, combined with the credit crisis, caused steel producers to take capacity out of the market in an attempt to balance supply with demand.

Phosphates and Fertilizers – Phosphate production was down due to weak international and domestic demand.  Additionally, farmers are cutting back on levels of phosphate and potash application in reaction to lower commodity prices.

Food and Consumer –Weakness in residential construction caused reduced shipments of appliances and other consumer goods.

Coal

Volume declines were driven by a weaker export market and lower demand from electric utilities.  The demand for electrical generation from coal was down because of low natural gas prices and lower industrial production.

Automotive

Revenue and volume were down due to declining new car sales resulting from the weak economic environment and low consumer confidence.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rail Expense

Expenses decreased $321 million from last year’s quarter.  Significant variances are described below.

Labor and Fringe expense decreased $82 million.  This decrease was primarily driven by labor productivity initiatives, such as employee furloughs and reduced crew overtime, and lower incentive compensation.  These decreases were partially offset by inflation and other items.

Materials, Supplies and Other expense decreased $24 million.  This decrease was primarily due to lower volume, decreased cost of risks, lower bad debt expense related to improved collectability of receivables and other items.  These decreases were partially offset by increased inflation.

Fuel expense decreased $249 million due to lower fuel prices and lower volume.

Equipment and Other Rents expense increased by $4 million.  Lower volume resulted in lower car hire expense, but was offset by lower car productivity and higher settlement estimates with other railroads.

Intermodal Revenue

International – Volume was down significantly on continued import declines and slowing exports due to the global economic recession. Revenue-per-unit was lower on decreased fuel recovery, partially offset by long-term contract price increases.

Domestic – Volume was flat as continued growth in new truckload conversion and short-haul services help offset the decline in other segments of the domestic market. Revenue-per-unit was lower on decreased fuel recovery and a competitive trucking pricing environment.

Intermodal Expense

Intermodal operating expense decreased due to lower inland transportation expense as a result of lower volume and lower fuel expense during the first quarter of 2009.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Other Income

Other income decreased $64 million to a net expense of $9 million in first quarter 2009.  Last year’s quarter was impacted by higher income from real estate sales and a $30 million non-cash adjustment to correct equity earnings from a non-consolidated subsidiary.  These items were not repeated in 2009.

Interest Expense

Interest expense increased $22 million to $141 million primarily due to higher debt balances in first quarter 2009.

Income Tax Expense

Income tax expense decreased $85 million to $126 million primarily due to lower earnings in first quarter 2009 and $13 million of certain favorable tax adjustments.

Net Earnings

Net Earnings decreased $105 million to $246 million and earnings per diluted share decreased $.23 to $.62 in first quarter 2009 as a result of lower earnings.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Long-term debt increased $483 million driven by a $500 million debt issuance during first quarter 2009.  This increase was partially offset by a $21 million reclassification to current maturities of long-term debt.  For additional information, see Note 7, Debt and Credit Agreements of this Quarterly Report on Form 10-Q.

Cash provided by operating activities decreased to $449 million due in part to lower pre-tax earnings.  Also contributing to this decrease were higher incentive compensation payouts compared to last year.  Additionally, cash from investing activities decreased due to a reduction in the purchases and sales of short-term investments partially offset by lower property additions. Furthermore, cash provided by financing activities decreased $447 million as the Company issued less debt, had no share repurchases and paid for seller financed assets that were delivered in the prior year.

For 2009, CSX plans to spend $1.6 billion of capital.  CSX is continually evaluating market and regulatory conditions that could affect the Company’s ability to generate sufficient returns on capital investments.  CSX may revise this estimate as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations.

Liquidity and Working Capital

The Company ended the quarter with over $1.1 billion of cash, cash equivalents and short-term investments.  CSX also has available a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $530 million at March 2009 and a working capital deficit of $13 million at December 2008.   The favorable change is due to increased cash balances as a result of new debt issued during the quarter.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  As a result, the working capital balance could return to a deficit in future periods.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including the credit facility and shelf registration statement, to manage its day-to-day cash requirements and any anticipated obligations.  The Company maintains access to the credit markets for additional liquidity as needed. Due to the current economic and credit market environment, CSX as well as other investment grade debt issuers  may be unable to access capital due to lack of market demand or may experience higher interest costs.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•
expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on the Company’s financial condition, results of operations or liquidity;

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.  The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of this quarterly report on Form 10-Q, and elsewhere in this report, may cause actual results to differ materially from those contemplated by these forward-looking statements:

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

•	noncompliance with applicable laws or regulations;

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
the inherent risks associated with safety and security, including the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	competition from other modes of freight transportation, such as trucking, and competition and consolidation within the transportation industry generally;

•	the Company’s success in implementing its strategic plans and operational objectives and improving operating efficiency; and

•	changes in operating conditions and costs or commodity concentrations.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.

CSX CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of CSX’s most recent Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

As of March 27, 2009, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of first quarter 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during first quarter 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

CSX CORPORATION

ITEM 2. CSX Purchases of Equity Securities

CSX is required to disclose any purchases of its own common stock for the most recent quarter.  CSX purchases its own shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

Since March 2008, CSX has completed $1.25 billion in share repurchases and has remaining authority of $1.75 billion.  The Company did not repurchase any shares during the first quarter 2009. Any future repurchases will be dependent upon an improvement in capital market and business conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None

CSX CORPORATION

ITEM 6. EXHIBITS

Exhibits

31*           Rule 13a-14(a) Certifications

32*           Section 1350 Certifications

101*
The following financial information from CSX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 27, 2009 filed with the SEC on April 15, 2009, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended March 27, 2009 and March 28, 2008, (ii) Consolidated Balance Sheets at March 27, 2009 and December 26, 2008, (iii) Consolidated Cash Flow Statements for the fiscal periods ended March 27, 2009 and March 28, 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

CSX CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CSX CORPORATION
(Registrant)

By:  /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated:  April 14, 2009