Form 10-Q
period 2009-06-26
CSX CORP
filed 2009-07-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

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
Yes (  )    No (X)

There were 392,190,182 shares of common stock outstanding on June 26, 2009 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2009
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters and Six Months Ended June 26, 2009
	and June 27, 2008

	Consolidated Balance Sheets -	4
	At June 26, 2009 (Unaudited) and December 26, 2008

	Consolidated Cash Flow Statements (Unaudited) -	5
	Six Months Ended June 26, 2009 and June 27, 2008

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition	31
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	CSX Purchases of Equity Securities	46

Item 3.	Defaults upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	47

Item 6.	Exhibits	48

Signature		49

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months
	2009	2008	2009	2008
Revenue	$2,185	$2,907	$4,432	$5,620
Expense
Labor and Fringe	654	733	1,316	1,478
Materials, Supplies and Other	368	513	845	1,018
Fuel	185	537	376	978
Depreciation	229	227	453	449
Equipment and Other Rents	98	112	211	223
Inland Transportation	69	68	127	131
Total Expense	1,603	2,190	3,328	4,277

Operating Income	582	717	1,104	1,343

Interest Expense	(139)	(133)	(280)	(252)
Other Income - Net (Note 8)	10	17	13	89
Earnings From Continuing Operations
Before Income Taxes	453	601	837	1,180

Income Tax Expense (Note 9)	(168)	(209)	(298)	(426)
Earnings From Continuing Operations	285	392	539	754

Discontinued Operations (Note 11)	23	(7)	15	(18)
Net Earnings	$308	$385	$554	$736

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$0.73	$0.97	$1.37	$1.86
Discontinued Operations	0.06	(0.02)	0.04	(0.04)
Net Earnings	$0.79	$0.95	$1.41	$1.82

Net Earnings Per Share, Assuming Dilution
Continuing Operations	$0.72	$0.95	$1.36	$1.82
Discontinued Operations	0.06	(0.02)	0.04	(0.04)
Net Earnings	$0.78	$0.93	$1.40	$1.78

Average Shares Outstanding (Thousands)	392,027	406,205	391,594	405,278

Average Shares Outstanding,
Assuming Dilution (Thousands)	395,370	415,112	394,735	415,161

Cash Dividends Paid Per Common Share	$0.22	$0.18	$0.44	$0.33

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 26,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$1,108	$669
Short-term Investments	70	76
Accounts Receivable - Net (Note 1)	885	1,107
Materials and Supplies	254	217
Deferred Income Taxes	159	203
Other Current Assets	160	119
Total Current Assets	2,636	2,391

Properties	30,584	30,208
Accumulated Depreciation	(7,697)	(7,520)
Properties - Net	22,887	22,688

Investment in Conrail (Note 10)	622	609
Affiliates and Other Companies	405	406
Other Long-term Assets	185	194
Total Assets	$26,735	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$904	$973
Labor and Fringe Benefits Payable	349	465
Casualty, Environmental and Other Reserves (Note 4)	181	236
Current Maturities of Long-term Debt (Note 7)	318	319
Income and Other Taxes Payable	110	125
Other Current Liabilities	99	286
Total Current Liabilities	1,961	2,404

Casualty, Environmental and Other Reserves (Note 4)	579	643
Long-term Debt (Note 7)	7,933	7,512
Deferred Income Taxes	6,417	6,235
Other Long-term Liabilities	1,389	1,426
Total Liabilities	18,279	18,220

Common Stock $1 Par Value	392	391
Other Capital	29	-
Retained Earnings	8,757	8,398
Accumulated Other Comprehensive Loss (Note 1)	(735)	(741)
Noncontrolling Minority Interest	13	20
Total Shareholders' Equity	8,456	8,068
Total Liabilities and Shareholders' Equity	$26,735	$26,288

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Six Months
	2009	2008
OPERATING ACTIVITIES
Net Earnings	$554	$736
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	454	456
Deferred Income Taxes	212	201
Other Operating Activities	(172)	(30)
Changes in Operating Assets and Liabilities:
Accounts Receivable	202	(44)
Other Current Assets	(83)	(16)
Accounts Payable	(56)	35
Income and Other Taxes Payable	(13)	9
Other Current Liabilities	(117)	(4)
Net Cash Provided by Operating Activities	981	1,343

INVESTING ACTIVITIES
Property Additions	(667)	(912)
Purchases of Short-term Investments	-	(25)
Proceeds from Sales of Short-term Investments	-	280
Other Investing Activities	49	(1)
Net Cash Used in Investing Activities	(618)	(658)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	500	1,000
Long-term Debt Repaid (Note 7)	(83)	(176)
Dividends Paid	(176)	(134)
Stock Options Exercised (Note 3)	12	65
Shares Repurchased	-	(453)
Other Financing Activities	(177)	43
Net Cash Provided by Financing Activities	76	345

Net Increase in Cash and Cash Equivalents	439	1,030

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	368
Cash and Cash Equivalents at End of Period	$1,108	$1,398

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

CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  CSX Intermodal, Inc. (“Intermodal”), one of the nation’s largest coast-to-coast intermodal transportation providers, is a stand-alone, integrated intermodal company linking customers to railroads via trucks and terminals.

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

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities.  In May 2009, CSX sold the stock of The Greenbrier Hotel Corporation, owner of The Greenbrier resort.  For more information, see Note 11, Discontinued Operations.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and six months ended June 26, 2009 and June 27, 2008;

•	Consolidated balance sheets at June 26, 2009 and December 26, 2008; and

•	Consolidated cash flow statements for the six months ended June 26, 2009 and June 27, 2008.

In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this quarterly report is filed on Form 10-Q.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                                         Nature of Operations and Significant Accounting Policies, continued

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted from these interim financial statements.  CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent Annual Report on Form 10-K, its subsequent Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarter of 2009 and 2008 consisted of 13 weeks ending on June 26, 2009 and June 27, 2008, respectively.

•	The six month periods of 2009 and 2008 consisted of 26 weeks ending on June 26, 2009 and June 27, 2008, respectively.

•	Fiscal year 2008 consisted of 52 weeks ending on December 26, 2008.

•	Fiscal year 2009 will consist of 52 weeks ending on December 25, 2009.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX’s fiscal periods ending June 26, 2009 or June 27, 2008, and references to year-end indicate the fiscal year ended December 26, 2008.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                                Nature of Operations and Significant Accounting Policies, continued

Comprehensive Earnings

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of related tax effects and were $314 million and $387 million for second quarters 2009 and 2008, respectively, and $560 million and $740 million for six months 2009 and 2008, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is specifically the cumulative balance related to the pension and other post-retirement adjustments and reduced overall equity by $735 million and $741 million as of June 2009 and December 2008, respectively.

Allowance for Doubtful Accounts

    The Company maintains an allowance for doubtful accounts on uncollectible accounts related to freight receivables, public projects (work done by CSX on behalf of a government agency), claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $60 million and $70 million is included in the Consolidated Balance Sheets as of June 2009 and December 2008.

New Accounting Pronouncements and Changes in Accounting Policy

    In 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51 (“SFAS 160”). This statement requires that noncontrolling minority interests should be reported as equity instead of a liability on the balance sheet.  Additionally, it requires disclosure of consolidated net income attributable to the parent and to the noncontrolling interest on the face of the income statement.  CSX has noncontrolling minority interests primarily in its investments in Four Rivers Transportation Inc. and The Indiana Rail Road Company.  For CSX, SFAS 160 is effective beginning fiscal year 2009 and resulted in a $20 million reclassification of noncontrolling minority interests from other long-term liabilities to shareholders’ equity on the December 2008 consolidated balance sheet.  Noncontrolling minority interest expense is included in other income in the consolidated income statements and is not material to CSX.  Therefore, the Company did not present income attributable to non-controlling interests separately in the consolidated income statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                                Nature of Operations and Significant Accounting Policies, continued

FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB Opinion No. 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments in quarterly reports as well as in annual reports, as previously required. For CSX, this statement applies to certain investments and long-term debt and is effective beginning second quarter 2009.  (See Note 12, Fair Value Measurements.)

NOTE 2.                                Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2009	2008	2009	2008
Numerator (Dollars in millions):
Earnings from Continuing Operations	$285	$392	$539	$754
Interest Expense on Convertible Debt - Net of Tax	-	-	-	1
Earnings from Continuing Operations, If Converted	285	392	539	755
Discontinued Operations - Net of Tax (a)	23	(7)	15	(18)
Net Earnings, If Converted	308	385	554	737
Interest Expense on Convertible Debt - Net of Tax	-	-	-	(1)
Net Earnings	$308	$385	$554	$736

Denominator (Units in thousands):
Average Common Shares Outstanding	392,027	406,205	391,594	405,278
Convertible Debt	1,118	3,729	1,118	4,723
Stock Option Common Stock Equivalents (b)	1,989	4,170	1,906	4,266
Other Potentially Dilutive Common Shares	236	1,008	117	894
Average Common Shares Outstanding, Assuming Dilution	395,370	415,112	394,735	415,161

Net Earnings Per Share, Basic:
Continuing Operations	$0.73	$0.97	$1.37	$1.86
Discontinued Operations	0.06	(0.02)	0.04	(0.04)
Net Earnings	$0.79	$0.95	$1.41	$1.82

Net Earnings Per Share, Assuming Dilution:
Continuing Operations	$0.72	$0.95	$1.36	$1.82
Discontinued Operations	0.06	(0.02)	0.04	(0.04)
Net Earnings	$0.78	$0.93	$1.40	$1.78

(a)	For additional information regarding discontinued operations, see Note 11, Discontinued Operations.

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

EITF 04-8, The Effect of Contingently Convertible Debt on Diluted Earnings Per Share, requires CSX to include additional shares in the computation of earnings per share, assuming dilution.  The amount, included in diluted earnings per share, represents the number of shares that would be issued if all of CSX’s outstanding convertible debentures were converted into CSX common stock.

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted average basis when conversions occur.  During second quarter 2008, $102 million of face value of convertible debentures were converted into 4 million shares of CSX common stock.  There were no conversions of convertible debentures during 2009.  As of June 2009, approximately $32 million of convertible debentures at face value remained outstanding, which are convertible into approximately 1 million shares of CSX common stock.

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

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Second Quarters		Six Months
(Dollars in millions)	2009	2008	2009	2008
Share-Based Compensation Expense (a)	$11	$10	$3	$24
Income Tax Benefit	(4)	(4)	(1)	(9)

(a) Share-based compensation expense may fluctuate with estimates of the number of performance-based awards that are expected to be awarded in future periods.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.                                Share-Based Compensation, continued

The following table provides information about stock options exercised.

	Second Quarters		Six Months
(In thousands)	2009	2008	2009	2008
Number of Stock Options Exercised	492	1,562	566	3,420

    As of December 2008, all outstanding options are vested, and therefore, there will be no future expense related to these options.  As of June 2009, CSX had approximately 7 million stock options outstanding.  However, the impact of options to diluted earnings per share is much smaller (see footnote b in Note 2, Earnings Per Share for more information).

NOTE 4.                                Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	June 2009			December 2008
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$79	$223	$302	$104	$258	$362
Occupational	22	165	187	32	172	204
Total Casualty	101	388	489	136	430	566
Separation	15	64	79	16	71	87
Environmental	37	56	93	42	58	100
Other	28	71	99	42	84	126
Total	$181	$579	$760	$236	$643	$879

Details with respect to each type of reserve are described below.  Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses asserted, the liabilities that have been recorded, and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s financial condition, results of operations or liquidity.  However, should a number of these items occur in the same period, they could have a material effect on the Company’s financial condition, results of operations or liquidity in that particular period.

    During the second quarter of 2009, the Company reduced casualty reserves by a net $85 million.  The majority of this reduction is related to personal injury and asbestos and is described below.  Also included in the net reduction is a write-off of $11 million of reinsurance receivables (expected receivables from outside insurance companies).  This receivable write-off is not included in the reserve amounts disclosed above.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                                Casualty, Environmental and Other Reserves, continued

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  Personal injury and occupational claims are presented on a gross basis and in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”).  These reserves fluctuate based upon the timing of payments as well as changes in independent third party estimates, which are reviewed by management.  Most of the claims were related to CSXT unless otherwise noted.

Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. The Company is presently self-insured up to $25 million per injury for personal injury and occupational-related claims.

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third- party injuries.  Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”).  In addition to FELA liabilities, employees of other former and current CSX subsidiaries are covered by various state workers' compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

CSXT retains an independent actuarial firm to assist management in assessing the value of personal injury claims and cases.  An analysis is performed by the independent actuarial firm semi-annually and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT’s historical claims and settlement experience.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

During second quarter 2009, the Company reduced personal injury reserves by $78 million based on management’s review of the actuarial analysis performed by an independent actuarial firm.  This reduction is a direct result of the Company’s improvement in safety.  Claims have shown a continued downward trend in the number of injuries, resulting in a continual reduction of the Company’s FRA personal injury rate.  Additionally, the trend in the severity of injuries has significantly declined.

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

An analysis is performed semi-annually by an independent third party and reviewed by management.  The methodology used includes an estimate of future anticipated claims based on the Company’s trends in average historical claim filing rates, future anticipated dismissal rates and settlement rates.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

    During second quarter 2009, the Company reduced its asbestos reserves by $18 million.  This reserve reduction is related to approximately 1,500 claims that were deemed to have no medical merit and therefore have been determined to have no value.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 257 environmentally impaired sites.  Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, changes in conditions, conditions that are currently unknown could, at any given location, result in exposure, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall financial condition, results of operations or liquidity.

Other

 Other reserves include liabilities for various claims, such as longshoremen disability claims primarily associated with former subsidiaries’ activities, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with SFAS 5.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.                                Commitments and Contingencies, continued

Guarantees

CSX and certain of its subsidiaries are contingently liable, individually and jointly with others, as guarantors of approximately $41 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its current and former business operations.  Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms.  Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to, or to perform certain actions for, the beneficiary of the guarantee based on another entity’s failure to perform.  These guarantees do not include CSX’s guarantee of applicable CSXT’s secured notes because these notes are included on CSX’s consolidated balance sheet.

As of second quarter 2009, the Company’s guarantees primarily related to the following:

•
Guarantee of approximately $37 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction.  CSX is, in turn, indemnified by several subsequent owners of the entity against payments made with respect to this guarantee.   Management does not expect that CSX will be required to make any payments under this guarantee for which CSX will not be reimbursed.  CSX’s obligation under this guarantee will be completed in 2012.

•
Guarantee of approximately $4 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable.  CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations.  CSX’s obligation under this guarantee will be completed in 2011.

As of second quarter 2009, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements described above.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.                                Commitments and Contingencies, continued

Fuel Surcharge Antitrust Litigation

Since 2007, at least 31 putative class action suits have been filed in various federal district courts against CSXT and three other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief.  All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.  The district court has dismissed all of the indirect purchasers’ causes of action seeking damages but has not dismissed their request for injunctive relief.  The indirect purchasers have appealed that decision and the district court case has been stayed pending the appeal.

The class action suits have been consolidated in federal court in the District of Columbia.  The court denied the railroads’ request to first proceed with discovery relating to the appropriateness of class certification, and then permit merits discovery only if a class is certified.  The court, however, agreed with the railroads that class certification should be decided as early as possible, rejecting plaintiffs’ proposal that certification be determined after the close of all discovery and close to trial.

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

STB Rate Cases

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.                                Commitments and Contingencies, continued

    Also, during 2008, E.I. du Pont de Nemours and Company filed a complaint before the STB against CSXT, contesting tariff rates that went into effect on December 1, 2008 for movements of various commodities from and/or to certain of its existing facilities.    CSXT and DuPont engaged in mediation sponsored by the STB and reached a confidential settlement.  The complaint has been voluntarily dismissed.

Other Legal Proceedings

In addition to the matters described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury and property damage claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or purport to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a particular quarter or fiscal year.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.                                Employee Benefit Plans, continued

The following table describes the components of expense/(income) related to net periodic benefit cost:

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2009	2008	2009	2008
Service Cost	$8	$9	$16	$17
Interest Cost	32	30	62	60
Expected Return on Plan Assets	(36)	(36)	(71)	(72)
Amortization of Prior Service Cost	-	-	1	1
Amortization of Net Loss	7	6	13	11
Net Periodic Benefit Cost	$11	$9	$21	$17

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2009	2008	2009	2008
Service Cost	$1	$1	$2	$3
Interest Cost	6	5	12	10
Amortization of Prior Service Cost	-	-	-	(1)
Amortization of Net Loss	1	1	2	2
Net Periodic Benefit Cost	$8	$7	$16	$14

    In accordance with the Pension Protection Act of 2006, companies are required to be 94% funded for their outstanding qualified pension obligations as of January 1, 2009 in order to avoid a scheduled series of required annual contributions.  Due to recent market volatility and overall investment losses of pension assets for 2008, the Company will be required to make additional contributions to maintain at least a 94% funding target.  While required minimum contributions in 2009 are estimated to be approximately $5 million, the Company intends to pre-fund future contributions up to $250 million, or $160 million after-tax, to its pension plans in 2009.  For further details, see Note 7, Employee Benefit Plans, in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.                Debt and Credit Agreements

Total activity related to long-term debt as of June 2009 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 2008	$319	$7,512	$7,831
2009 activity:
Issued	-	500	500
Repaid	(83)	-	(83)
Reclassifications	82	(82)	-
Other	-	3	3
Total long-term debt at June 2009	$318	$7,933	$8,251

For fair value information related to the Company’s long-term debt, see Note 12, Fair Value Measurements.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a syndicate of banks. The facility allows borrowings at floating rates based on the London interbank offered rate ("LIBOR"), plus a spread depending upon ratings assigned by Moody's Investors Service and Standard & Poor's Ratings Group to CSX's senior, unsecured, long-term indebtedness for borrowed money. The facility requires CSX to maintain a ratio of total debt to total capitalization below a prescribed limit.  The facility contains no provisions that would require CSX to post collateral.  As of June 2009, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  This facility expires in 2012.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.                                Other Income - Net

    The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense in other income – net on the consolidated income statements.  Other income – net consists of interest income, income from real estate and miscellaneous income (expense).  Interest income fluctuates as a result of interest rates and balances that earn interest based on CSX’s cash, cash equivalents and short-term investments.  Income from real estate includes the results of operations of the Company’s non-operating real estate sales, leasing, acquisition and management and development activities.  Income from real estate may fluctuate as a function of timing of real estate sales.  Miscellaneous income includes a number of items which can be income or expense.  Examples of these items are equity earnings and/or losses, noncontrolling minority interest expense, investment gains and losses and other non-operating activities.  Other income – net consists of the following:

	Second Quarters		Six Months
(Dollars in millions)	2009	2008	2009	2008
Interest Income	$3	$13	$7	$21
Income from Real Estate	6	3	7	33
Miscellaneous Income (Expense)(a)	1	1	(1)	35
Total Other Income - Net	$10	$17	$13	$89

(a) In first quarter 2008, CSX recorded additional income of $30 million for an adjustment to correct equity earnings from a non-consolidated subsidiary.

    Previously, the results of operations from the Greenbrier resort were in included in other income – net.  In May 2009, CSX sold the stock of The Greenbrier Hotel Corporation, owner of The Greenbrier resort. The results of The Greenbrier’s operations are now presented in discontinued operations on the consolidated income statements and all prior periods have been reclassified.  For more information, see Note 11, Discontinued Operations.

NOTE 9.                                Income Taxes

As of June 2009 and December 2008, the Company had approximately $49 million and $57 million of total unrecognized tax benefits, respectively.  For the same periods, after consideration of the impact of federal tax benefits, $42 million and $50 million, respectively, of net unrecognized tax benefits could favorably affect the effective income tax rate.  As of June 2009, the Company estimates that approximately $13 million of the net unrecognized tax benefits for various state and federal income tax matters will be resolved over the next 12 months.  Approximately $4 million of this total will be recognizable upon the expiration of various statutes of limitation.  The final outcome of the remaining uncertain tax positions, however, is not yet determinable.

During second quarter 2008, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004 through 2006.  As a result of this and the resolution of other income tax matters, the Company recorded an income tax benefit of $18 million.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.                                Income Taxes, continued

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

    CSX’s continuing practice is to recognize interest and penalties (net of related federal or state tax benefits or expense) associated with income tax matters in income tax expense.  As of June 2009 and December 2008, the Company had a $5 million gross receivable and a $2 million gross payable before the consideration of state tax impacts, respectively, accrued for interest and penalties.  The payable changed to a receivable due to the expiration of statutes of limitation noted above.

NOTE 10.                                Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail, Inc. (“Conrail”).  CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests.  Pursuant to APB Opinion 18, The Equity Method of Accounting for Investments in Common Stock, CSX applies the equity method of accounting to its investment in Conrail.  At June 2009 and December 2008, CSX's investment in Conrail was $622 million and $609 million, respectively.

CSX’s income statement is impacted in several ways by the joint ownership of Conrail.  First, Conrail owns and operates rail infrastructure for the joint benefit of CSX and NS.  This is known as the shared asset area.  Conrail charges fees for right-of way usage, equipment rentals and transportation, and switching and terminal service charges in the shared asset area.   Next, because of CSX’s equity interest in Conrail, CSX also includes a share of Conrail’s income which is recorded as a contra-expense and reduces the total amount of expense recorded for Conrail.  Also, purchase price amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value.  Lastly, interest expense is recorded on long-term payables to Conrail.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.                                Related Party Transactions, continued

Dollar amounts of these items impacting the consolidated income statements were as follows:

	Second Quarters		Six Months
(Dollars in millions)	2009	2008	2009	2008
Income Statement Information:
Rents, Fees and Services	$26	$27	$50	$53
Equity in Income of Conrail	(7)	(6)	(14)	(12)
Purchase Price Amortization and Other	1	1	2	2
Interest Expense Related to Conrail	1	1	2	2
Income Statement Impact	$21	$23	$40	$45

Additional information about the investment in Conrail is included in CSX’s most recent Annual Report on Form 10-K.

NOTE 11.                                Discontinued Operations

    As previously reported, in March 2009, Greenbrier Hotel Corporation (“GHC”), owner of The Greenbrier resort and then an indirect subsidiary of CSX, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division (“Bankruptcy Court”).  In conjunction with the bankruptcy, GHC also announced an agreement to sell the resort pursuant to an asset purchase agreement with Marriott Hotel Services, Inc. (the “APA”).

 On May 6, 2009, CSX sold the stock of a subsidiary that indirectly owned GHC to Justice Family Group, LLC (“JFG”) for approximately $21 million in cash.  CSX recognized a gain on the sale of $25 million after tax in the second quarter of 2009. The gain was calculated using cash proceeds, net book value, deal-related costs incurred and tax benefits.   The previously reported bankruptcy financing that CSX made available to The Greenbrier was paid down and no amounts were outstanding thereunder at the time of the sale.  On May 21, 2009, the Bankruptcy Court entered an order dismissing GHC’s bankruptcy proceeding and terminating the APA.  CSX has no continuing obligations to finance post-sale resort operations.  CSX has retained responsibility for certain pre-closing Greenbrier pension obligations.

This transaction is reportable as discontinued operations under SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  Therefore, the gain on sale as well as losses from operations will be reported as discontinued operations.  Previously, all amounts associated with the operations of The Greenbrier were included in Other Income.  All prior periods have been reclassified to reflect this change.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                                Discontinued Operations, continued

    Income statement information:

	Second Quarters		Six Months
(Dollars in millions)	2009	2008	2009	2008
Net Losses From Operations, after tax	$(2)	$(7)	$(10)	$(18)
Gain on Sale, after tax	25	-	25	-
Net Income (Loss) From Discontinued Operations	$23	$(7)	$15	$(18)

Earnings per Share
From Discontinued Operations, Assuming Dilution	$0.06	$(0.02)	$0.04	$(0.04)

NOTE 12.                                Fair Value Measurements

In May 2009, the FASB issued Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For CSX, this statement applies to certain investments and long-term debt and is effective beginning second quarter 2009. SFAS No. 157, Fair Value Measurements clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The Company’s investment assets are valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value on the consolidated balance sheet.  As of June 2009, these bonds had a fair value of $115 million.  All inputs used to determine fair value are considered level 2 inputs.

Long-term debt is the only financial instrument of CSX with fair values significantly different from their carrying amounts.  The fair value of long-term debt has been estimated using discounted cash flow analysis based upon CSX's current incremental borrowing rates for similar types of financing arrangements which are considered level 2 inputs.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                                Fair Value Measurements, continued

   The fair value of outstanding debt fluctuates with changes in applicable interest rates.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value and carrying value of the Company’s long-term debt is as follows:

(Dollars in millions)	June 2009	December 2008
Long-term Debt Including Current Maturities:
Fair Value	$8,568	$7,415
Carrying Value	$8,251	$7,831

NOTE 13.                                Business Segments

The Company’s consolidated operating income results are comprised of two business segments: Rail and Intermodal.  The Rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance of the segment is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies, in CSX’s most recent Annual Report on Form 10-K.  Business segment information is as follows:

Second Quarters
					CSX
(Dollars in millions)	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change
Revenues from External Customers	$1,894	$2,522	$291	$385	$2,185	$2,907	$(722)

Segment Operating Income	546	641	36	76	582	717	(135)

Six Months
					CSX
(Dollars in millions)	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change
Revenues from External Customers	$3,871	$4,887	$561	$733	$4,432	$5,620	$(1,188)

Segment Operating Income	1,044	1,206	60	137	1,104	1,343	(239)

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 14.                                Summarized Consolidating Financial Data

In December 2007, CSXT sold secured equipment notes maturing in 2023 and in October 2008, CSXT sold additional secured equipment notes maturing in 2014 in registered public offerings.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                                Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Quarter Ended June 2009	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$1,879	$332	$(26)	$2,185
Operating Expense	(63)	1,395	294	(23)	1,603
Operating Income	63	484	38	(3)	582

Equity in Earnings of Subsidiaries	308	-	-	(308)	-
Interest Expense	(125)	(28)	(3)	17	(139)
Other Income - Net	(22)	(3)	49	(14)	10

Earnings From Continuing Operations
Before Income Taxes	224	453	84	(308)	453
Income Tax Benefit (Expense)	52	(179)	(41)	-	(168)
Earnings From Continuing Operations	276	274	43	(308)	285
Discontinued Operations	32	-	(9)	-	23
Net Earnings	$308	$274	$34	$(308)	$308

Quarter Ended June 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$2,501	$439	$(33)	$2,907
Operating Expense	(33)	1,929	324	(30)	2,190
Operating Income	33	572	115	(3)	717

Equity in Earnings of Subsidiaries	421	-	-	(421)	-
Interest Expense	(138)	(34)	(6)	45	(133)
Other Income - Net	24	20	15	(42)	17

Earnings From Continuing Operations
Before Income Taxes	340	558	124	(421)	601
Income Tax Benefit (Expense)	45	(208)	(46)	-	(209)
Earnings From Continuing Operations	385	350	78	(421)	392
Discontinued Operations	-	-	(7)	-	(7)
Net Earnings	$385	$350	$71	$(421)	$385

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                                Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Six Months Ended June 2009	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$3,839	$645	$(52)	$4,432
Operating Expense	(142)	2,958	559	(47)	3,328
Operating Income	142	881	86	(5)	1,104

Equity in Earnings of Subsidiaries	563	-	-	(563)	-
Interest Expense	(249)	(59)	(4)	32	(280)
Other Income - Net	280	3	(243)	(27)	13

Earnings From Continuing Operations
Before Income Taxes	736	825	(161)	(563)	837
Income Tax Benefit (Expense)	(214)	(319)	235	-	(298)
Earnings From Continuing Operations	522	506	74	(563)	539
Discontinued Operations	32	-	(17)	-	15
Net Earnings	$554	$506	$57	$(563)	$554

Six Months Ended June 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$4,845	$845	$(70)	$5,620
Operating Expense	(90)	3,792	639	(64)	4,277
Operating Income	90	1,053	206	(6)	1,343

Equity in Earnings of Subsidiaries	792	-	-	(792)	-
Interest Expense	(272)	(77)	(13)	110	(252)
Other Income - Net	64	90	39	(104)	89

Earnings From Continuing Operations
Before Income Taxes	674	1,066	232	(792)	1,180
Income Tax Benefit (Expense)	62	(401)	(87)	-	(426)
Earnings From Continuing Operations	736	665	145	(792)	754
Discontinued Operations	-	-	(18)	-	(18)
Net Earnings	$736	$665	$127	$(792)	$736

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                              Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
June 2009	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$968	$84	$56	$-	$1,108
Short-term Investments	-	1	69	-	70
Accounts Receivable - Net	5	869	11	-	885
Materials and Supplies	-	254	-	-	254
Deferred Income Taxes	10	146	3	-	159
Other Current Assets	129	81	63	(113)	160
Total Current Assets	1,112	1,435	202	(113)	2,636

Properties	6	29,312	1,266	-	30,584
Accumulated Depreciation	(9)	(6,899)	(789)	-	(7,697)
Properties - Net	(3)	22,413	477	-	22,887

Investments in Conrail	-	-	622	-	622
Affiliates and Other Companies	-	529	(124)	-	405
Investments in Consolidated Subsidiaries	15,001	-	44	(15,045)	-
Other Long-term Assets	51	77	100	(43)	185
Total Assets	$16,161	$24,454	$1,321	$(15,201)	$26,735

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$122	$ 578	$ 204	$ -	$ 904
Labor and Fringe Benefits Payable	31	286	32	-	349
Payable to Affiliates	472	985	(1,390)	(67)	-
Casualty, Environmental and Other Reserves	-	159	22	-	181
Current Maturities of Long-term Debt	200	115	3	-	318
Income and Other Taxes Payable	(4)	286	(172)	-	110
Other Current Liabilities	1	91	53	(46)	99
Total Current Liabilities	822	2,500	(1,248)	(113)	1,961

Casualty, Environmental and Other Reserves	1	506	72	-	579
Long-term Debt	6,556	1,371	6	-	7,933
Deferred Income Taxes	(440)	6,760	97	-	6,417
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	780	459	150	-	1,389
Total Liabilities	7,719	11,596	(879)	(157)	18,279

Shareholders' Equity
Common Stock, $1 Par Value	392	181	-	(181)	392
Other Capital	29	5,565	1,950	(7,515)	29
Retained Earnings	8,756	7,138	313	(7,450)	8,757
Accumulated Other Comprehensive Loss	(735)	(47)	(102)	149	(735)
Noncontrolling Minority Interest	-	21	39	(47)	13
Total Shareholders' Equity	8,442	12,858	2,200	(15,044)	8,456
Total Liabilities and Shareholders' Equity	$16,161	$24,454	$1,321	$(15,201)	$26,735

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                                Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
December 2008	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$559	$63	$47	$-	$669
Short-term Investments	-	-	76	-	76
Accounts Receivable - Net	5	1,046	56	-	1,107
Materials and Supplies	-	217	-	-	217
Deferred Income Taxes	11	187	5	-	203
Other Current Assets	112	34	52	(79)	119
Total Current Assets	687	1,547	236	(79)	2,391

Properties	6	28,958	1,244	-	30,208
Accumulated Depreciation	(9)	(6,758)	(753)	-	(7,520)
Properties - Net	(3)	22,200	491	-	22,688

Investments in Conrail	-	-	609	-	609
Affiliates and Other Companies	-	527	(121)	-	406
Investments in Consolidated Subsidiaries	14,566	-	41	(14,607)	-
Other Long-term Assets	52	76	109	(43)	194
Total Assets	$15,302	$24,350	$1,365	$(14,729)	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$99	$739	$135	$-	$973
Labor and Fringe Benefits Payable	40	366	59	-	465
Payable to Affiliates	455	765	(1,153)	(67)	-
Casualty, Environmental and Other Reserves	-	211	25	-	236
Current Maturities of Long-term Debt	200	116	3	-	319
Income and Other Taxes Payable	(2)	208	(81)	-	125
Other Current Liabilities	2	271	24	(11)	286
Total Current Liabilities	794	2,676	(988)	(78)	2,404

Casualty, Environmental and Other Reserves	1	547	95	-	643
Long-term Debt	6,058	1,447	7	-	7,512
Deferred Income Taxes	(629)	6,591	273	-	6,235
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	1,010	493	(36)	(41)	1,426
Total Liabilities	7,234	11,754	(605)	(163)	18,220

Shareholders' Equity
Common Stock, $1 Par Value	391	181	-	(181)	391
Other Capital	-	5,566	1,923	(7,489)	-
Retained Earnings	8,398	6,870	148	(7,018)	8,398
Accumulated Other Comprehensive Loss	(741)	(41)	(104)	145	(741)
Noncontrolling Minority Interest	20	20	3	(23)	20
Total Shareholders' Equity	8,068	12,596	1,970	(14,566)	8,068
Total Liabilities and Shareholders' Equity	$15,302	$24,350	$1,365	$(14,729)	$26,288

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                                Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Six Months Ended June 2009	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$53	$1,026	$148	$(246)	$981

Investing Activities
Property Additions	-	(644)	(23)	-	(667)
Purchases of Short-term Investments	-	-	-	-	-
Proceeds from Sales of Short-term Investments	-	-	-	-	-
Other Investing Activities	(87)	27	23	86	49
Net Cash Provided by (Used in) Investing Activities	(87)	(617)	-	86	(618)

Financing Activities
Long-term Debt Issued	500	-	-	-	500
Long-term Debt Repaid	-	(81)	(2)	-	(83)
Dividends Paid	(176)	(238)	(8)	246	(176)
Stock Options Exercised	12	-	-	-	12
Shares Repurchased	-	-	-	-	-
Other Financing Activities	107	(69)	(129)	(86)	(177)
Net Cash Provided by (Used in) Financing Activities	443	(388)	(139)	160	76

Net Increase (Decrease) in Cash and Cash Equivalents	409	21	9	-	439
Cash and Cash Equivalents at Beginning of Period	559	63	47	-	669
Cash and Cash Equivalents at End of Period	$968	$84	$56	$-	$1,108

	CSX	CSX
Six Months Ended June 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$391	$1,325	$(191)	$(182)	$1,343

Investing Activities
Property Additions	1	(873)	(40)	-	(912)
Purchases of Short-term Investments	(25)	-	-	-	(25)
Proceeds from Sales of Short-term Investments	280	-	-	-	280
Other Investing Activities	(247)	(11)	220	37	(1)
Net Cash Provided by (Used in) Investing Activities	9	(884)	180	37	(658)

Financing Activities
Long-term Debt Issued	1,000	-	-	-	1,000
Long-term Debt Repaid	(89)	(87)	-	-	(176)
Dividends Paid	(137)	(162)	(14)	179	(134)
Stock Options Exercised	65	-	-	-	65
Shares Repurchased	(453)	-	-	-	(453)
Other Financing Activities	208	(172)	41	(34)	43
Net Cash Provided by (Used in) Financing Activities	594	(421)	27	145	345

Net Increase (Decrease) in Cash and Cash Equivalents	994	20	16	-	1,030
Cash and Cash Equivalents at Beginning of Period	298	55	15	-	368
Cash and Cash Equivalents at End of Period	$1,292	$75	$31	$-	$1,398

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company provides customers with access to an interconnected transportation network that links ports, production facilities and distribution centers to markets in the Northeast, Midwest and southern states.  The Company serves major markets in the eastern United States and has direct access to all significant Atlantic and Gulf Coast ports, as well as the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  The Company also has access to Pacific ports through commercial arrangements with western railroads.

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

SECOND QUARTER 2009 HIGHLIGHTS

•	Revenue decreased $722 million or 25% to $2.2 billion due to declines in volume and lower fuel surcharge revenue.

•	Expenses decreased $587 million or 27% to $1.6 billion.

•	Operating income decreased $135 million or 19% to $582 million.

•	CSX realized a $25 million after-tax gain from the sale of The Greenbrier resort.

CSX operating results reflect the impact of the ongoing recessionary environment. Second quarter revenues of $2.2 billion were down 25% from the prior year, primarily due to a 21% decline in volume and lower fuel surcharge recovery associated with the sharp decline in fuel prices. Volume continued to decline across the board, although the rate of decline in the coal market accelerated in the second quarter (from the first quarter) due to lower demand for export coal and high utility inventory levels.  However, the other major lines of business have stabilized since the first quarter. Despite a challenging environment, the Company was able to achieve pricing gains predominantly due to the overall cost advantages that rail based solutions provide to customers versus other modes of transportation.

    Despite the challenging economy, CSX was able to reduce expenses to $587 million down 27% from the prior year.  The expense reductions were a combined result of extensive productivity initiatives, cost-cutting efforts and a favorable casualty reserve adjustment.

    For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 35 through 36.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    In addition to the financial highlights described above, the Company measures and reports safety and service performance.  CSX strives for continuous improvement in these measures through training, initiatives and investment.  For example, the Company’s safety and train accident prevention programs rely on broad employee involvement.  The programs utilize operating rules training, compliance measurement, root cause analysis and communication to create a safer environment for employees and the public.  Continued capital investment in Company assets, including track, bridges, signals, equipment and detection technology, also supports safety performance.

In second quarter 2009, the Company continued its focus on safety and operating performance.  Results in both Federal Railroad Administration (“FRA”) personal injuries and train accidents improved as a result of leadership and high levels of employee commitment to the Company’s safety programs.  The FRA personal injury index improved 6% to 1.22 in the quarter.  Reported FRA train accident frequency declined to 2.22, a 16% improvement compared to the same quarter of 2008.  As mentioned above, continued favorable historical trends on the personal injury index directly contributed to the favorable casualty reserve adjustment.

    Key service metrics improved significantly in the quarter.  On-time train originations and arrivals were 83% and 81%, respectively, during the quarter.  Average dwell rose slightly to 24.1 hours and average cars-on-line declined to 218,313 primarily due to lower demand levels.  Average train velocity improved to 21.7 miles per hour, as the network remained fluid.  The Company aims to maintain key operating measures and service reliability at high levels, while reducing resource utilization in response to current business conditions.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)

	Second Quarters
			Improvement
	2009	2008	(Decline)%
Safety and Service Measurements
FRA Personal Injuries Frequency Index	1.22	1.30	6%

FRA Train Accident Rate	2.22	2.63	16

On-Time Train Originations	83%	75%	11
On-Time Destination Arrivals	81%	65%	25

Dwell	24.1	23.3	(3)
Cars-On-Line	218,313	224,460	3

System Train Velocity	21.7	20.0	9%

			Increase/
Resources			(Decrease)
Route Miles	21,190	21,224	-%
Locomotives (owned and long-term leased)	4,108	4,098	-
Freight Cars (owned and long-term leased)	86,300	92,083	(6)%

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

Cars-On-Line – A count of all cars on the network (does not include locomotives, cabooses, trailers, containers or maintenance equipment)

System Train Velocity – Average train speed between terminals in miles per hour (does not include locals, yard jobs, work trains or passenger trains)

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Results of Operations (Unaudited)
(Dollars in Millions)

Second Quarters

					CSX
	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change	%Change
Revenue	$1,894	$2,522	$291	$385	$2,185	$2,907	$(722)	(25)%
Expense
Labor and Fringe	638	714	16	19	654	733	79	11
Materials, Supplies and Other	324	462	44	51	368	513	145	28
Fuel	184	536	1	1	185	537	352	66
Depreciation	222	220	7	7	229	227	(2)	(1)
Equipment and Other Rents	74	86	24	26	98	112	14	13
Inland Transportation	(94)	(137)	163	205	69	68	(1)	(1)
Total Expense	1,348	1,881	255	309	1,603	2,190	587	27
Operating Income	$546	$641	$36	$76	$582	$717	$(135)	(19)%

Operating Ratio	71.2%	74.6%	87.6%	80.3%	73.4%	75.3%

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as Total Distribution Services, Inc., Transflo Terminal Services, Inc., CSX Technology, Inc. and other subsidiaries.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)

Second Quarters

	Volume			Revenue			Revenue Per Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Chemicals	105	131	(20)%	$308	$381	(19)%	$2,933	$2,908	1%
Emerging Markets	106	133	(20)	147	191	(23)	1,387	1,436	(3)
Forest Products	64	90	(29)	133	205	(35)	2,078	2,278	(9)
Agricultural Products	106	108	(2)	233	246	(5)	2,198	2,278	(4)
Metals	45	96	(53)	87	211	(59)	1,933	2,198	(12)
Phosphates and Fertilizers	74	90	(18)	94	128	(27)	1,270	1,422	(11)
Food and Consumer	25	28	(11)	59	70	(16)	2,360	2,500	(6)

Total Merchandise	525	676	(22)	1,061	1,432	(26)	2,021	2,118	(5)

Coal	361	450	(20)	639	777	(18)	1,770	1,727	2
Coke and Iron Ore	14	27	(48)	23	47	(51)	1,643	1,741	(6)
Total Coal	375	477	(21)	662	824	(20)	1,765	1,727	2

Automotive	54	92	(41)	113	205	(45)	2,093	2,228	(6)

Other	-	-	-	58	61	(5)	-	-	-
Total Rail	954	1,245	(23)	1,894	2,522	(25)	1,985	2,026	(2)

International	183	262	(30)	81	137	(41)	443	523	(15)
Domestic	274	268	2	204	242	(16)	745	903	(17)
Other	-	-	-	6	6	-	-	-	-
Total Intermodal	457	530	(14)	291	385	(24)	637	726	(12)

Total	1,411	1,775	(21)%	$2,185	$2,907	(25)%	$1,549	$1,638	(5)%

Certain data within Merchandise categories have been reclassified to conform to the current year presentation.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter Results of Operations

CSX experienced significant year-over-year volume and revenue declines caused by the broad-based weakness in the economy. The greatest impacts were felt in coal, automotive, construction and consumer-related markets.  Lower fuel recovery associated with the sharp decline in fuel prices more than offset the Company’s ongoing yield management initiatives.

Rail Revenue

Merchandise

Chemicals – Continued weakness in the housing, automotive and consumer goods markets has significantly reduced demand for chemical products related to those markets.

Emerging Markets – Aggregates (which include crushed stone, sand and gravel) volume declined due to continued softness in residential construction.

Forest Products – A weak housing market has driven the continued decline in lumber and building products. Paper volume continued to be soft due to electronic media substitution and less packaging being used as a result of lower consumer spending.

Agricultural Products – Volume was down slightly as the continuing growth in ethanol was more than offset by lower consumption of poultry and fewer east coast grain exports due to a stronger global supply.

Metals – Volume declines were driven by weak global and domestic steel demand in the automotive and construction industries. This weak demand caused steel producers to continue idling capacity in an attempt to balance supply with demand.

Phosphates and Fertilizers – Phosphate production was down due to weak international and domestic demand.  Additionally, farmers are continuing to cut back on levels of phosphate and potash application in reaction to lower commodity prices.

Food and Consumer –Weakness in residential construction caused reduced shipments of appliances and other consumer goods.  Yet, basic needs markets such as food products were less severely impacted by the current economic conditions.

Coal

Volume declines were driven by a weaker export market and lower demand from electric utilities.  The export market decline is a result of both lower steel production in Europe reducing the need for metallurgical coal (coal used to produce steel), and cheaper alternative global sources for European utilities.  The demand for domestic electrical generation from coal was down because of low natural gas prices and lower industrial production.

Automotive

Revenue and volume were down as lower consumer demands, inventory corrections, and bankruptcy filings within the auto industry reduced new car production.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rail Expense

Expenses decreased $533 million from last year’s quarter.  Significant variances are described below.

Labor and Fringe expense decreased $76 million. This decrease was primarily driven by labor productivity initiatives, such as employee furloughs and reduced crew overtime, and lower incentive compensation.  These decreases were partially offset by inflation.

Materials, Supplies and Other expense decreased $138 million due to several items including a year over year change in casualty reserves of $70 million.  Casualty reserves are reviewed by management and outside experts twice a year.  As safety trends have continued to improve, benefits were taken in both years’ second quarters - $85 million in 2009 and $15 million in the prior year quarter.  These benefits were a result of the continuing downward trend in the number and the severity of injuries.  Additionally, there were volume-related expense decreases, prior year proxy-related items (not repeated in the current year) and other items.

Fuel expense decreased $352 million due to lower fuel prices and lower volume.

Intermodal Revenue

International – Volume continues to be down significantly on weak imports and exports due to the global economic recession.  Revenue-per-unit was lower on significantly decreased fuel recovery, partially offset by long-term contract price increases.

Domestic – Volume was up slightly as truckload conversion and expanded service offerings helped offset the decline in other segments of the domestic market.  Revenue-per-unit was lower on decreased fuel recovery and a competitive truck pricing environment.

Intermodal Expense

Intermodal operating expense decreased in the second quarter of 2009, primarily driven by lower volumes and a decline in fuel price.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Other Income

Other income decreased $7 million to $10 million due to lower average cash and investment balances as well as a lower average rate of return.  This decrease was partially offset by higher real estate sales during second quarter 2009.

Interest Expense

Interest expense increased $6 million to $139 million due to higher average debt balances in second quarter 2009.

Income Tax Expense

Income tax expense decreased $41 million to $168 million due to lower earnings in second quarter 2009.  This decrease was partially offset by an $18 million income tax benefit during the 2008 second quarter principally related to the resolution of various income tax matters that was not repeated during 2009.

Net Earnings

Net earnings decreased $77 million to $308 million and earnings per diluted share decreased $.15 to $.78 in second quarter 2009 as a result of lower earnings partially offset by a $25 million after-tax gain related to the sale of The Greenbrier resort in second quarter 2009.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations(Unaudited)
(Dollars in Millions)

Six Months

					Operating
	Rail(a)		Intermodal		Income
	2009	2008	2009	2008	2009	2008	$ Change
Revenue	$3,871	$4,887	$561	$733	$4,432	$5,620	$(1,188)
Expense:
Labor and Fringe	1,282	1,440	34	38	1,316	1,478	162
Materials, Supplies and Other	756	918	89	100	845	1,018	173
Fuel	374	975	2	3	376	978	602
Depreciation	440	437	13	12	453	449	(4)
Equipment and Other Rents	162	170	49	53	211	223	12
Inland Transportation	(187)	(259)	314	390	127	131	4
Total Expense	2,827	3,681	501	596	3,328	4,277	949
Operating Income	$1,044	$1,206	$60	$137	$1,104	$1,343	$(239)

Operating Ratio	73.0%	75.3%	89.3%	81.3%	75.1%	76.1%

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as Total Distribution Services, Inc., Transflo Terminal Services, Inc., CSX Technology, Inc. and other subsidiaries.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)

Six Months

	Volume			Revenue			Revenue Per Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Chemicals	210	260	(19)%	$616	$743	(17)%	$2,933	$2,858	3%
Emerging Markets	197	248	(21)	281	352	(20)	1,426	1,419	-
Forest Products	129	177	(27)	273	397	(31)	2,116	2,243	(6)
Agricultural Products	215	217	(1)	482	481	-	2,242	2,217	1
Metals	93	188	(51)	184	408	(55)	1,978	2,170	(9)
Phosphates and Fertilizers	134	181	(26)	181	258	(30)	1,351	1,425	(5)
Food and Consumer	50	55	(9)	119	135	(12)	2,380	2,455	(3)
Total Merchandise	1,028	1,326	(22)	2,136	2,774	(23)	2,078	2,092	(1)

Coal	776	890	(13)	1,352	1,497	(10)	1,742	1,682	4
Coke and Iron Ore	30	50	(40)	54	89	(39)	1,800	1,780	1
Total Coal	806	940	(14)	1,406	1,586	(11)	1,744	1,687	3

Automotive	99	188	(47)	208	407	(49)	2,101	2,165	(3)

Other	-	-	-	121	120	1	-	-	-
Total Rail	1,933	2,454	(21)	3,871	4,887	(21)	2,003	1,991	1

International	369	515	(28)	164	260	(37)	444	505	(12)
Domestic	528	523	1	388	460	(16)	735	880	(16)
Other	-	-	-	9	13	(31)	-	-	-
Total Intermodal	897	1,038	(14)	561	733	(23)	625	706	(11)

Total	2,830	3,492	(19)%	$4,432	$5,620	(21)%	$1,566	$1,609	(3)%

Certain data within Merchandise categories have been reclassified to conform to the current year presentation.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Month Results of Operations

Consolidated Results of Operations

Operating Revenue

Operating revenue decreased $1.2 billion to $4.4 billion in 2009 as a result of significant volume declines and lower fuel recovery associated with the sharp decline in fuel prices since 2008.

Operating Income

Operating income decreased $239 million to $1.1 billion as a result of lower operating revenue partially offset by lower fuel expense and the Company’s continued efforts to control costs.

Other Income

Other income decreased $76 million to $13 million in 2009 due to lower income from real estate sales and a $30 million benefit to correct equity earnings from a non-consolidated subsidiary in the prior year.  A lower average rate of return on cash and investment balances also contributed to this decrease.

Interest Expense

Interest expense increased $28 million to $280 million primarily due to higher average debt balances in 2009.

Income Tax Expense

Income tax expense decreased $128 million to $298 million primarily due to lower earnings in 2009.

Net Earnings

Net earnings decreased $182 million to $554 million and earnings per diluted share decreased $.38 to $1.40 in 2009 primarily as a result of lower earnings partially offset by a $25 million after-tax gain related to the sale of The Greenbrier resort in 2009.

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

Total long-term debt increased $421 million driven by a $500 million debt issuance during first quarter 2009.  Additionally, property additions increased $199 million due to planned capital spending.  These increases were partially offset by a $222 million decrease in accounts receivable due to volume declines this year.

    Cash provided by operating activities decreased $362 million due in part to lower pre-tax earnings.  Also, contributing to this decrease were higher incentive compensation payouts this year compared to last year.  Additionally, cash from investing activities decreased due to a reduction in the purchases and sales of short-term investments partially offset by lower property additions.  Furthermore, cash provided by financing activities decreased $269 million as the Company paid higher dividends and paid for seller financed assets that were delivered in the prior year.

For 2009, the Company plans to spend $1.6 billion of capital expenditures.  The Company is continually evaluating market and regulatory conditions that could affect its ability to generate sufficient returns on capital investments.  The Company may revise this estimate as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations.

Liquidity and Working Capital

    As of the end of the second quarter, the Company had $1.2 billion of cash, cash equivalents and short-term investments.  CSX also has available a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  With the current cash balances, CSX intends to pre-fund future contributions up to $250 million, or $160 million after-tax, to its pension plans in 2009.

    Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $675 million at June 2009 and a working capital deficit of $13 million at December 2008.   The favorable change is primarily due to increased cash balances as a result of new debt issued during the first quarter.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  As a result, the working capital balance could return to a deficit in future periods.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, to manage its day-to-day cash requirements and any anticipated obligations.  The Company maintains access to the credit markets for additional liquidity as needed. Due to the current economic and credit market environment, CSX, as well as other investment grade debt issuers, may be unable to access capital due to lack of market demand or may experience higher interest costs.

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

Forward-looking statements are typically identified by words or phrases such as “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made.    Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results may be achieved.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 26, 2009, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of June 26, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during second quarter 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. CSX Purchases of Equity Securities

CSX is required to disclose any purchases of its common stock for the most recent quarter.  CSX purchases its shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

Since March 2008, CSX has completed $1.25 billion in share repurchases and has remaining authority of $1.75 billion.  The Company did not repurchase any shares during second quarter 2009. Any future repurchases will be dependent upon an improvement in capital market and business conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	Annual Shareholders’ meeting held May 6, 2009

(b)	See item (c).

(c)
There were 399,343,121 shares of CSX common stock outstanding as of March 6, 2009 the record date for the 2009 annual meeting of shareholders, and 324,825,677 shares of CSX common stock were represented at the meeting.

ITEM 1—Election of Directors

CSX Nominee	Votes For	Votes Withheld
Donna M. Alvarado	316,170,380	8,655,297
Alexandre Behring	312,607,671	12,218,006
John B. Breaux	321,422,003	3,403,674
Steven T. Halverson	316,294,447	8,531,230
Edward J. Kelly, III	321,652,195	3,173,482
Gilbert H. Lamphere	312,761,669	12,064,008
John D. McPherson	321,863,796	2,961,881
Timothy T. O'Toole	319,154,058	5,671,619
David M. Radcliffe	315,499,066	9,326,611
Donald J. Shepard	316,386,492	8,439,185
Michael J. Ward	317,714,596	7,111,081

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS, CONTINUED

ITEM 2—Ratification of Ernst & Young LLP as the Independent Registered Public Accounting Firm for 2009

Votes For	Votes Against	Abstentions
316,781,667	7,275,437	768,573

(d)  None.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

31*           Rule 13a-14(a) Certifications

32*           Section 1350 Certifications

101*
The following financial information from CSX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 26, 2009 filed with the SEC on July 15, 2009, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended June 26, 2009 and June 27, 2008, (ii) Consolidated Balance Sheets at June 26, 2009 and December 26, 2008, (iii) Consolidated Cash Flow Statements for the fiscal periods ended June 26, 2009 and June 27, 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CSX CORPORATION
(Registrant)

By: /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: July 14, 2009