Form 10-Q
period 2009-09-25
CSX CORP
filed 2009-10-20
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2009

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
Yes (  )    No (X)

There were 392,558,925 shares of common stock outstanding on September 25, 2009 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2009
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters and Nine Months Ended September 25, 2009
	and September 26, 2008

	Consolidated Balance Sheets -	4
	At September 25, 2009 (Unaudited) and December 26, 2008

	Consolidated Cash Flow Statements (Unaudited) -	5
	Nine Months Ended September 25, 2009 and September 26, 2008

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition	31
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	CSX Purchases of Equity Securities	46

Item 3.	Defaults upon Senior Securities	46

Item 4.	Submission of Matters to a Vote of Security Holders	46

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signature		48

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months Ended
	2009	2008	2009	2008
Revenue	$2,289	$2,961	$6,721	$8,581
Expense
Labor and Fringe	653	754	1,969	2,232
Materials, Supplies and Other	428	568	1,273	1,586
Fuel	223	508	599	1,486
Depreciation	228	227	681	676
Equipment and Other Rents	92	106	303	329
Inland Transportation	67	65	194	196
Total Expense	1,691	2,228	5,019	6,505

Operating Income	598	733	1,702	2,076

Interest Expense	(140)	(131)	(420)	(383)
Other Income - Net (Note 8)	6	5	19	94
Earnings From Continuing Operations
Before Income Taxes	464	607	1,301	1,787

Income Tax Expense (Note 9)	(171)	(227)	(469)	(653)
Earnings From Continuing Operations	293	380	832	1,134

Discontinued Operations (Note 11)	-	2	15	(16)
Net Earnings	$293	$382	$847	$1,118

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$0.75	$0.94	$2.12	$2.81
Discontinued Operations	-	0.01	0.04	(0.04)
Net Earnings	$0.75	$0.95	$2.16	$2.77

Net Earnings Per Share, Assuming Dilution
Continuing Operations	$0.74	$0.93	$2.10	$2.75
Discontinued Operations	-	0.01	0.04	(0.04)
Net Earnings	$0.74	$0.94	$2.14	$2.71

Average Shares Outstanding (Thousands)	392,352	402,224	391,847	404,260

Average Shares Outstanding,
Assuming Dilution (Thousands)	396,333	408,486	395,268	412,936

Cash Dividends Paid Per Common Share	$0.22	$0.22	$0.66	$0.55

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
	(Unaudited)
	September 25,	December 26,
	2009	2008
ASSETS
Current Assets
Cash and Cash Equivalents	$1,240	$669
Short-term Investments	81	76
Accounts Receivable - Net (Note 1)	928	1,107
Materials and Supplies	239	217
Deferred Income Taxes	171	203
Other Current Assets	111	119
Total Current Assets	2,770	2,391

Properties	30,805	30,208
Accumulated Depreciation	(7,765)	(7,520)
Properties - Net	23,040	22,688

Investment in Conrail (Note 10)	626	609
Affiliates and Other Companies	411	406
Other Long-term Assets	173	194
Total Assets	$27,020	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$963	$973
Labor and Fringe Benefits Payable	402	465
Casualty, Environmental and Other Reserves (Note 4)	179	236
Current Maturities of Long-term Debt (Note 7)	316	319
Income and Other Taxes Payable	121	125
Other Current Liabilities	95	286
Total Current Liabilities	2,076	2,404

Casualty, Environmental and Other Reserves (Note 4)	580	643
Long-term Debt (Note 7)	7,906	7,512
Deferred Income Taxes	6,551	6,235
Other Long-term Liabilities	1,218	1,426
Total Liabilities	18,331	18,220

Common Stock $1 Par Value	393	391
Other Capital	48	-
Retained Earnings	8,963	8,398
Accumulated Other Comprehensive Loss (Note 1)	(728)	(741)
Noncontrolling Minority Interest	13	20
Total Shareholders' Equity	8,689	8,068
Total Liabilities and Shareholders' Equity	$27,020	$26,288

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Nine Months Ended
	2009	2008
OPERATING ACTIVITIES
Net Earnings	$847	$1,118
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	679	686
Deferred Income Taxes	330	356
Contributions to Qualified Pension Plans	(166)	(50)
Other Operating Activities	(150)	(14)
Changes in Operating Assets and Liabilities:
Accounts Receivable	159	(76)
Other Current Assets	(50)	(4)
Accounts Payable	(4)	86
Income and Other Taxes Payable	39	54
Other Current Liabilities	(80)	35
Net Cash Provided by Operating Activities	1,604	2,191

INVESTING ACTIVITIES
Property Additions (Note 1)	(1,046)	(1,308)
Purchases of Short-term Investments	-	(25)
Proceeds from Sales of Short-term Investments	-	280
Other Investing Activities	51	27
Net Cash Used in Investing Activities	(995)	(1,026)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	500	1,000
Long-term Debt Repaid (Note 7)	(110)	(220)
Dividends Paid	(259)	(222)
Stock Options Exercised (Note 3)	19	75
Shares Repurchased	-	(1,307)
Other Financing Activities (Note 1)	(188)	36
Net Cash Used in Financing Activities	(38)	(638)

Net Increase in Cash and Cash Equivalents	571	527

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	368
Cash and Cash Equivalents at End of Period	$1,240	$895

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

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities.  These activities are classified in other income – net because they are not considered by the Company to be operating activities and results may fluctuate with the timing of real estate sales.  In May 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort.  For more information, see Note 11, Discontinued Operations.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and nine months ended September 25, 2009 and September 26, 2008;

•	Consolidated balance sheets at September 25, 2009 and December 26, 2008; and

•	Consolidated cash flow statements for the nine months ended September 25, 2009 and September 26, 2008.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      Nature of Operations and Significant Accounting Policies, continued

In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this quarterly report is filed on Form 10-Q.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted from these interim financial statements.  CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent Annual Report on Form 10-K, its subsequent Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarter of 2009 and 2008 consisted of 13 weeks ending on September 25, 2009 and September 26, 2008, respectively.

•	The nine month periods of 2009 and 2008 consisted of 39 weeks ending on September 25, 2009 and September 26, 2008, respectively.

•	Fiscal year 2008 consisted of 52 weeks ending on December 26, 2008.

•	Fiscal year 2009 will consist of 52 weeks ending on December 25, 2009.

•	Fiscal year 2010 will consist of 53 weeks ending on December 31, 2010.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX’s fiscal periods ending September 25, 2009 or September 26, 2008, and references to year-end indicate the fiscal year ended December 26, 2008.

Comprehensive Earnings

Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (i.e., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of related tax effects and were $300 million and $383 million for third quarters 2009 and 2008, respectively, and $860 million and $1.1 billion for nine months 2009 and 2008, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                    Nature of Operations and Significant Accounting Policies, continued

    While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to the pension and other post-retirement adjustments and reduced overall equity by $728 million and $741 million as of September 2009 and December 2008, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible accounts related to freight receivables, public projects (work done by CSX on behalf of a government agency), claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $55 million and $70 million is included in the Consolidated Balance Sheets as of September 2009 and December 2008.

Capital Expenditures

   Property additions, which are classified as investing activities on the consolidated cash flow statements, consisted of $1 billion and $1.3 billion for nine months 2009 and 2008, respectively. Total capital expenditures for nine months 2009 also include approximately $160 million of new assets purchased using seller financing, which are included in other financing activities on the consolidated cash flow statements. There were no purchases of new assets under seller financing agreements during 2008.  For 2009, the Company plans to spend $1.6 billion for total capital expenditures.

New Accounting Pronouncements and Changes in Accounting Policy

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC.  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement applies beginning in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with ASC references.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      Nature of Operations and Significant Accounting Policies, continued

Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825-10-65-1(a), requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For CSX, this statement applies to certain investments and long-term debt.  (See Note 12, Fair Value Measurements.)

Effective beginning first quarter 2009, the Consolidation Topic, ASC 810-10-45-16, revised the accounting treatment for noncontrolling minority interests of partially-owned subsidiaries.  Noncontrolling minority interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  This change resulted in a $20 million reclassification from other long-term liabilities to shareholders’ equity on the December 2008 consolidated balance sheet and are primarily related to CSX’s investments in Four Rivers Transportation Inc. and The Indiana Rail Road Company.  Additionally, this statement requires net income from noncontrolling minority interests to be shown separately on the consolidated income statements.  These amounts are not material for CSX and therefore are not shown separately.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.                      Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months Ended
	2009	2008	2009	2008
Numerator (Dollars in millions):
Earnings from Continuing Operations	$293	$380	$832	$1,134
Interest Expense on Convertible Debt - Net of Tax	-	-	-	1
Earnings from Continuing Operations, If Converted	293	380	832	1,135
Discontinued Operations - Net of Tax (a)	-	2	15	(16)
Net Earnings, If Converted	293	382	847	1,119
Interest Expense on Convertible Debt - Net of Tax	-	-	-	(1)
Net Earnings	$293	$382	$847	$1,118

Denominator (Units in thousands):
Average Common Shares Outstanding	392,352	402,224	391,847	404,260
Convertible Debt	1,116	1,390	1,117	3,612
Stock Option Common Stock Equivalents (b)	2,417	3,634	2,076	4,055
Other Potentially Dilutive Common Shares	448	1,238	228	1,009
Average Common Shares Outstanding, Assuming Dilution	396,333	408,486	395,268	412,936

Net Earnings Per Share, Basic:
Continuing Operations	$0.75	$0.94	$2.12	$2.81
Discontinued Operations	-	0.01	0.04	(0.04)
Net Earnings	$0.75	$0.95	$2.16	$2.77

Net Earnings Per Share, Assuming Dilution:
Continuing Operations	$0.74	$0.93	$2.10	$2.75
Discontinued Operations	-	0.01	0.04	(0.04)
Net Earnings	$0.74	$0.94	$2.14	$2.71

(a)	For additional information regarding discontinued operations, see Note 11, Discontinued Operations.

(b)
When calculating diluted earnings per share for stock option common stock equivalents, the Earnings Per Share Topic, ASC 260, requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised.   This is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.  This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation.  All stock options were dilutive for the periods presented; therefore, no stock options were excluded from the diluted earnings per share calculation.

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

The Earnings Per Share Topic, ASC 260, requires CSX to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of CSX’s outstanding convertible debentures were converted into CSX common stock.

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted average basis when conversions occur.  During third quarter 2008, $15 million of face value of convertible debentures were converted into 530,000 shares of CSX common stock.  There were no material conversions of convertible debentures during third quarter 2009.  As of September 2009, approximately $31 million of convertible debentures at face value remained outstanding, which are convertible into approximately 1 million shares of CSX common stock.

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

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Third Quarters		Nine Months Ended
(Dollars in millions)	2009	2008	2009	2008
Share-Based Compensation Expense (a)	$9	$24	$12	$48
Income Tax Benefit	(3)	(9)	(4)	(18)

(a) Share-based compensation expense may fluctuate with estimates of the number of performance-based awards that are expected to be awarded in future periods.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.                      Share-Based Compensation, continued

The following table provides information about stock options exercised.

	Third Quarters		Nine Months Ended
(In thousands)	2009	2008	2009	2008

Number of Stock Options Exercised	386	521	952	3,940

As of December 2008, all outstanding options are vested, and therefore, there will be no future expense related to these options.  As of September 2009, CSX had approximately 6 million stock options outstanding.  However, the impact of options to diluted earnings per share is much smaller (see footnote b in Note 2, Earnings Per Share for more information).

NOTE 4.                      Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	September 2009			December 2008
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$223	$301	$104	$258	$362
Occupational	22	165	187	32	172	204
Total Casualty	100	388	488	136	430	566
Separation	15	61	76	16	71	87
Environmental	37	60	97	42	58	100
Other	27	71	98	42	84	126
Total	$179	$580	$759	$236	$643	$879

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

During the second quarter of 2009, the Company reduced casualty reserves by a net $85 million.  The majority of this reduction is related to personal injury and asbestos claims and is described below.  Also included in the net reduction is a write-off of $11 million of reinsurance receivables (expected receivables from outside insurance companies).  This receivable write-off is not included in the reserve amounts disclosed above.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                      Casualty, Environmental and Other Reserves, continued

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount of $25 million per injury.  To the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis in accordance with the Contingencies Topic, ASC 450, with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third party estimates, which are reviewed by management.  Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

During second quarter 2009, the Company reduced personal injury reserves by $78 million based on management’s review of the actuarial analysis performed by an independent actuarial firm.  This reduction is a direct result of the Company’s improvement in safety.  Claims have shown a continued downward trend in the number of injuries, resulting in a continued reduction of the Company’s FRA personal injury rate.  Additionally, the trend in the severity of injuries has significantly declined.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                      Casualty, Environmental and Other Reserves, continued

An analysis of occupational claims is performed semi-annually by an independent third party and reviewed by management.  The methodology used includes an estimate of future anticipated incurred but not reported claims based on the Company’s trends in average historical claim filing rates, future anticipated dismissal rates and settlement rates.  Actual claims may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 263 environmentally impaired sites.  Many of those are, or may be, subject to remedial action under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  However, a number of these proceedings are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                      Casualty, Environmental and Other Reserves, continued

In accordance with the Asset Retirement and Environmental Obligations Topic, ASC 410-30, the Company reviews its role with respect to each site identified at least once a quarter.  Based on the review process, the Company has recorded amounts to cover anticipated contingent future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  The recorded liabilities for estimated future environmental costs are undiscounted and include amounts representing the Company's estimate of unasserted claims, which the Company believes to be immaterial. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.  Payments related to these liabilities are expected to be made over the next several years.

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, changes in conditions, or conditions that are currently unknown could, at any given location, result in exposure, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall financial condition, results of operations or liquidity.

Other

 Other reserves include liabilities for various claims, such as longshoremen disability claims primarily associated with former subsidiaries’ activities, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with the Contingencies Topic, ASC 450.

NOTE 5.                      Commitments and Contingencies

Insurance

The Company maintains numerous insurance programs with substantial limits for third-party casualty liability and Company property damage and business interruption.  A certain amount of risk is retained by the Company on each of the casualty and property programs.  For the first event in any given year, the Company has a $25 million deductible for each of the casualty and non-catastrophic property programs and a $50 million deductible for the catastrophic property program.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.                      Commitments and Contingencies, continued

Guarantees

CSX and certain of its subsidiaries are contingently liable, individually and jointly with others, as guarantors of approximately $42 million in obligations principally relating to leased equipment, vessels and joint facilities used by the Company in its current and former business operations.  Utilizing the Company’s guarantee for these obligations allows the obligor to take advantage of lower interest rates and obtain other favorable terms.  Guarantees are contingent commitments issued by the Company that could require CSX or one of its affiliates to make payment to, or to perform certain actions for, the beneficiary of the guarantee based on another entity’s failure to perform.  These guarantees do not include CSX’s guarantee of applicable CSXT secured notes because these notes are included on CSX’s consolidated balance sheet.

As of third quarter 2009, the Company’s guarantees primarily related to the following:

•
Guarantee of approximately $38 million of obligations of a former subsidiary, CSX Energy, in connection with a sale-leaseback transaction.  CSX is, in turn, indemnified by several subsequent owners of the entity against payments made with respect to this guarantee.   Management does not expect that CSX will be required to make any payments under this guarantee for which CSX will not be reimbursed.  CSX’s obligation under this guarantee will be completed in 2012.

•
Guarantee of approximately $4 million of lease commitments assumed by A.P. Moller-Maersk (“Maersk”) for which CSX is contingently liable.  CSX believes Maersk will fulfill its contractual commitments with respect to such lease commitments, and CSX will have no further liabilities for those obligations.  CSX’s obligation under this guarantee will be completed in 2011.

As of third quarter 2009, the Company has not recognized any liabilities in its financial statements in connection with any guarantee arrangements described above.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts noted above.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.                      Commitments and Contingencies, continued

Legal Proceedings

There were no material developments during the quarter concerning the fuel surcharge anti-trust litigation or the Seminole Electric Cooperative, Inc. rate case.  For further details, see Note 6, Commitments and Contingencies, in CSX’s most recent Annual Report on Form 10-K.

In addition to these matters, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury and property damage claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or purport to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  An unexpected adverse resolution of one or more of these matters, however, could have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a particular quarter or fiscal year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.                      Employee Benefit Plans, continued

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  The following table describes the components of expense/(income) related to net periodic benefit cost:

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months Ended
	2009	2008	2009	2008
Service Cost	$8	$8	$24	$25
Interest Cost	32	29	94	89
Expected Return on Plan Assets	(37)	(36)	(108)	(108)
Amortization of Prior Service Cost	1	1	2	2
Amortization of Net Loss	6	6	19	17
Net Periodic Benefit Cost	$10	$8	$31	$25

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months Ended
	2009	2008	2009	2008
Service Cost	$2	$2	$4	$5
Interest Cost	5	5	17	15
Amortization of Prior Service Cost	-	-	-	(1)
Amortization of Net Loss	1	-	3	2
Net Periodic Benefit Cost	$8	$7	$24	$21

In accordance with the Pension Protection Act (“the Act”) of 2006, companies are required to be 94% funded for their outstanding qualified pension obligations as of January 1, 2009 in order to avoid a scheduled series of required annual contributions.  Recent market volatility and overall investment losses of pension assets reduced the funded status of CSX’s qualified plans; however, required minimum contributions under funding rules for 2009 were approximately $5 million.  The Company intends to pre-fund contributions up to $250 million pre-tax, or $160 million after-tax due to likely contribution requirements over the next several years.  Through September 2009, the Company made contributions of $166 million and currently anticipates that additional contributions of up to $84 million may be made in the remainder of 2009.  For further details, see Note 7, Employee Benefit Plans, in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Debt

Total activity related to long-term debt as of September 2009 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 2008	$319	$7,512	$7,831
2009 activity:
Issued	-	500	500
Repaid	(110)	-	(110)
Reclassifications	107	(107)	-
Other	-	1	1
Total long-term debt at September 2009	$316	$7,906	$8,222

For fair value information related to the Company’s long-term debt, see Note 12, Fair Value Measurements.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a syndicate of banks. The facility allows borrowings at floating rates based on the London interbank offered rate ("LIBOR"), plus a spread depending upon ratings assigned by Moody's Investors Service and Standard & Poor's Ratings Group to CSX's senior, unsecured, long-term indebtedness for borrowed money. The facility requires CSX to maintain a ratio of total debt to total capitalization below a prescribed limit.  The facility does not require CSX to post collateral under any circumstances.  As of September 2009, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  This facility expires in 2012.

Receivables Securitization Facility

On September 28, 2009, following the end of the fiscal quarter, the Company entered into a $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term.  As of the date of this filing, CSX has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transfer eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. The cash received in exchange for these receivables when CSX Trade Receivables monetizes them by selling them to third party lenders will be recorded as debt on CSX’s consolidated financial statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.                      Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense in other income – net on the consolidated income statements.  Other income – net consists primarily of interest income, income from real estate and miscellaneous income (expense).

 Interest income fluctuates as a result of interest rates and balances that earn interest based on CSX’s cash, cash equivalents and short-term investments.  Income from real estate includes the results of operations of the Company’s non-operating real estate sales, leasing, acquisition and management and development activities.  This real estate income may fluctuate as a function of timing of real estate sales.  Miscellaneous income includes a number of items which can be income or expense.  Examples of these items are equity earnings or losses, noncontrolling minority interest expense, investment gains and losses and other non-operating activities.  Other income – net consisted of the following:

	Third Quarters		Nine Months Ended
(Dollars in millions)	2009	2008	2009	2008
Interest Income	$2	$10	$9	$31
Income from Real Estate	11	3	18	36
Miscellaneous Income (Expense) (a)	(7)	(8)	(8)	27
Total Other Income - Net	$6	$5	$19	$94

(a)  In first quarter 2008, CSX recorded additional income of $30 million for an adjustment to correct equity earnings from a non-consolidated subsidiary.

Previously, the results of operations from The Greenbrier resort were included in other income – net.  In May 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort. The results of this resort are now presented in discontinued operations on the consolidated income statements and all prior periods have been reclassified.  For more information, see Note 11, Discontinued Operations.

 NOTE 9.                      Income Taxes

As of September 2009 and December 2008, the Company had approximately $50 million and $57 million of total unrecognized tax benefits, respectively.  For the same periods, after consideration of the impact of federal tax benefits, $42 million and $50 million, respectively, of net unrecognized tax benefits could favorably affect the effective income tax rate.  As of September 2009, the Company estimates that approximately $13 million of the net unrecognized tax benefits for various state and federal income tax matters will be resolved over the next 12 months.  Approximately $4 million of this total will be recognizable upon the expiration of various statutes of limitation.  The final outcome of the remaining uncertain tax positions, however, is not yet determinable.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.                      Income Taxes, continued

During second quarter 2008, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004 through 2006.  As a result of this examination and the resolution of other income tax matters, the Company recorded an income tax benefit of $18 million.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries.  CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  During 2008, the Internal Revenue Service (“IRS”) completed examinations of tax years 2004 through 2006 as well as for 2007. The Company has appealed a tax adjustment proposed by the IRS with respect to the 2004 through 2006 period and a related amount is included in the uncertain tax positions above.  This appeals process is expected to last more than one year.  Federal examinations of original federal income tax returns for all years through 2007 are otherwise resolved.  During the third quarter of 2009, the IRS began its examination of the 2008 federal income tax return.

CSX’s continuing practice is to recognize interest and penalties (net of related federal or state tax benefits or expense) associated with income tax matters in income tax expense.  As of September 2009 and December 2008, the Company had a $6 million and a $2 million gross payable before the consideration of state tax impacts, respectively, accrued for interest and penalties.

NOTE 10.                      Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail, Inc. (“Conrail”).  CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests.  Pursuant to the Investments - Equity Method and Joint Ventures Topic, ASC 323, CSX applies the equity method of accounting to its investment in Conrail.  At September 2009 and December 2008, CSX’s investment in Conrail was $626 million and $609 million, respectively.

CSX’s income statement is impacted in several ways by the joint ownership of Conrail.  First, Conrail owns and operates rail infrastructure for the joint benefit of CSX and NS.  This is known as the shared asset area.  Conrail charges fees for right-of way usage, equipment rentals and transportation, and switching and terminal service charges in the shared asset area.   In addition, because of CSX’s equity interest in Conrail, CSX also includes a share of Conrail’s income which is recorded as a contra-expense and reduces the total amount of expense recorded for Conrail.  Also, purchase price amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value.  Lastly, interest expense is recorded on long-term payables to Conrail.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.                   Related Party Transactions, continued

Dollar amounts of these items impacting the consolidated income statements were as follows:

	Third Quarters		Nine Months Ended
(Dollars in millions)	2009	2008	2009	2008
Income Statement Information:
Rents, Fees and Services	$26	$31	$76	$84
Equity in Income of Conrail	(6)	(6)	(20)	(18)
Purchase Price Amortization and Other	1	1	3	3
Interest Expense Related to Conrail	1	1	3	3
Income Statement Impact	$22	$27	$62	$72

Additional information about the investment in Conrail is included in CSX’s most recent Annual Report on Form 10-K.

NOTE 11.      Discontinued Operations

As previously reported in March 2009, Greenbrier Hotel Corporation (“GHC”), owner of The Greenbrier resort and then an indirect subsidiary of CSX, filed for Chapter 11 bankruptcy protection in the U.S. Bankruptcy Court for the Eastern District of Virginia, Richmond Division (“Bankruptcy Court”).  In conjunction with the bankruptcy, GHC also announced an agreement to sell the resort pursuant to an asset purchase agreement (the “APA”) with Marriott Hotel Services, Inc.

In May 2009, CSX sold the stock of a subsidiary that indirectly owned GHC to Justice Family Group, LLC (“JFG”) for approximately $21 million in cash.  CSX recognized a gain on the sale of $25 million after tax in the second quarter of 2009. The gain was calculated using cash proceeds, net book value, deal-related costs incurred and tax benefits.   The previously reported bankruptcy financing that CSX made available to The Greenbrier was paid down and no amounts were outstanding at the time of the sale.  Also in May 2009, the Bankruptcy Court entered an order dismissing GHC’s bankruptcy proceeding and terminating the APA.  CSX has no continuing obligations to finance post-sale resort operations.  CSX has retained responsibility for certain pre-closing Greenbrier pension obligations.

This transaction is reportable as discontinued operations under the subsection Impairment or Disposal of Long-Lived Assets, ASC 360-10-45-2.  Therefore, the gain on sale as well as results from operations are reported as discontinued operations.  Previously, all amounts associated with the operations of The Greenbrier were included in Other Income - Net.  All prior periods have been reclassified to reflect this change.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                     Discontinued Operations, continued

Income statement information:

	Third Quarters		Nine Months Ended
(Dollars in millions)	2009	2008	2009	2008
Net Income (Loss) From Operations, after tax	$ -	$2	$(10)	$(16)
Gain on Sale, after tax	-	-	25	-
Net Income (Loss) From Discontinued Operations	$ -	$2	$15	$(16)

Earnings per Share
From Discontinued Operations, Assuming Dilution	$ -	$0.01	$0.04	$(0.04)

NOTE 12.                      Fair Value Measurements

Effective beginning second quarter 2009, the Financial Instruments Topic, ASC 825, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For CSX, this statement applies to certain investments and long-term debt.  Also, the Fair Value Measurements and Disclosures Topic, ASC 820, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The Company’s investment assets are valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value on the consolidated balance sheet.  As of September 2009, these bonds had a fair value of $116 million.  All inputs used to determine fair value are considered level 2 inputs.

Long-term debt is the Company’s only financial instrument with fair values significantly different from their carrying amounts.  The fair value of long-term debt has been estimated using discounted cash flow analysis based upon the Company's current incremental borrowing rates for similar types of financing arrangements which are considered level 2 inputs.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                           Fair Value Measurements, continued

The fair value of outstanding debt fluctuates with changes in applicable interest rates.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of a company’s debt is a measure of its current value under present market conditions.  It does not impact the financial statements under current accounting rules.  The fair value and carrying value of the Company’s long-term debt is as follows:

(Dollars in millions)	September 2009	December 2008
Long-term Debt Including Current Maturities:
Fair Value	$9,192	$7,415
Carrying Value	$8,222	$7,831

NOTE 13.                      Business Segments

The Company’s consolidated operating income results are comprised of two business segments: Rail and Intermodal.  The Rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance of each segment is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies, in CSX’s most recent Annual Report on Form 10-K.  Business segment information is as follows:

Third Quarters
					CSX
(Dollars in millions)	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change
Revenues from External Customers	$1,986	$2,562	$303	$399	$2,289	$2,961	$(672)

Segment Operating Income	559	636	39	97	598	733	(135)

Nine Months Ended
					CSX
(Dollars in millions)	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change
Revenues from External Customers	$5,857	$7,449	$864	$1,132	$6,721	$8,581	$(1,860)

Segment Operating Income	1,603	1,842	99	234	1,702	2,076	(374)

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

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

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                      Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Quarter Ended September 2009	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$1,971	$344	$(26)	$2,289
Operating Expense	(69)	1,492	291	(23)	1,691
Operating Income	69	479	53	(3)	598

Equity in Earnings of Subsidiaries	343	-	-	(343)	-
Interest Expense	(126)	(29)	(2)	17	(140)
Other Income - Net	24	10	(14)	(14)	6

Earnings From Continuing Operations
Before Income Taxes	310	460	37	(343)	464
Income Tax Benefit (Expense)	(17)	(169)	15	-	(171)
Earnings From Continuing Operations	293	291	52	(343)	293
Discontinued Operations	-	-	-	-	-
Net Earnings	$293	$291	$52	$(343)	$293

Quarter Ended September 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$2,544	$448	$(31)	$2,961
Operating Expense	(33)	1,963	327	(29)	2,228
Operating Income	33	581	121	(2)	733

Equity in Earnings of Subsidiaries	444	-	-	(444)	-
Interest Expense	(142)	(38)	(5)	54	(131)
Other Income - Net	62	16	(21)	(52)	5

Earnings From Continuing Operations
Before Income Taxes	397	559	95	(444)	607
Income Tax Benefit (Expense)	(15)	(192)	(20)	-	(227)
Earnings From Continuing Operations	382	367	75	(444)	380
Discontinued Operations	-	-	2	-	2
Net Earnings	$382	$367	$77	$(444)	$382

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                      Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Nine Months Ended September 2009	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$5,810	$989	$(78)	$6,721
Operating Expense	(211)	4,450	850	(70)	5,019
Operating Income	211	1,360	139	(8)	1,702

Equity in Earnings of Subsidiaries	906	-	-	(906)	-
Interest Expense	(375)	(88)	(6)	49	(420)
Other Income - Net	304	13	(257)	(41)	19

Earnings From Continuing Operations
Before Income Taxes	1,046	1,285	(124)	(906)	1,301
Income Tax Benefit (Expense)	(231)	(488)	250	-	(469)
Earnings From Continuing Operations	815	797	126	(906)	832
Discontinued Operations	32	-	(17)	-	15
Net Earnings	$847	$797	$109	$(906)	$847

Nine Months Ended September 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$ -	$7,389	$1,293	$(101)	$8,581
Operating Expense	(123)	5,755	966	(93)	6,505
Operating Income	123	1,634	327	(8)	2,076

Equity in Earnings of Subsidiaries	1,236	-	-	(1,236)	-
Interest Expense	(414)	(115)	(18)	164	(383)
Other Income - Net	126	106	18	(156)	94

Earnings From Continuing Operations
Before Income Taxes	1,071	1,625	327	(1,236)	1,787
Income Tax Benefit (Expense)	47	(593)	(107)	-	(653)
Earnings From Continuing Operations	1,118	1,032	220	(1,236)	1,134
Discontinued Operations	-	-	(16)	-	(16)
Net Earnings	$1,118	$1,032	$204	$(1,236)	$1,118

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                              Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
As of September 2009	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,097	$82	$61	$ -	$1,240
Short-term Investments	-	-	81	-	81
Accounts Receivable - Net	3	897	28	-	928
Materials and Supplies	-	239	-	-	239
Deferred Income Taxes	13	158	-	-	171
Other Current Assets	48	64	95	(96)	111
Total Current Assets	1,161	1,440	265	(96)	2,770

Properties	4	29,512	1,289	-	30,805
Accumulated Depreciation	(6)	(6,951)	(808)	-	(7,765)
Properties - Net	(2)	22,561	481	-	23,040

Investments in Conrail	-	-	626	-	626
Affiliates and Other Companies	-	537	(126)	-	411
Investments in Consolidated Subsidiaries	15,227	-	45	(15,272)	-
Other Long-term Assets	53	96	67	(43)	173
Total Assets	$16,439	$24,634	$1,358	$(15,411)	$27,020

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$128	$926	$(91)	$ -	$963
Labor and Fringe Benefits Payable	32	336	34	-	402
Payable to Affiliates	503	638	(1,074)	(67)	-
Casualty, Environmental and Other Reserves	-	157	22	-	179
Current Maturities of Long-term Debt	200	113	3	-	316
Income and Other Taxes Payable	101	208	(188)	-	121
Other Current Liabilities	1	93	29	(28)	95
Total Current Liabilities	965	2,471	(1,265)	(95)	2,076

Casualty, Environmental and Other Reserves	-	509	71	-	580
Long-term Debt	6,557	1,345	4	-	7,906
Deferred Income Taxes	(358)	6,808	101	-	6,551
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	599	466	153	-	1,218
Total Liabilities	7,763	11,599	(892)	(139)	18,331

Shareholders' Equity
Common Stock, $1 Par Value	393	181	-	(181)	393
Other Capital	48	5,567	1,950	(7,517)	48
Retained Earnings	8,963	7,312	361	(7,673)	8,963
Accumulated Other Comprehensive Loss	(728)	(46)	(101)	147	(728)
Noncontrolling Minority Interest	-	21	40	(48)	13
Total Shareholders' Equity	8,676	13,035	2,250	(15,272)	8,689
Total Liabilities and Shareholders' Equity	$16,439	$24,634	$1,358	$(15,411)	$27,020

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                      Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
As of December 2008	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$559	$63	$47	$ -	$669
Short-term Investments	-	-	76	-	76
Accounts Receivable - Net	5	1,046	56	-	1,107
Materials and Supplies	-	217	-	-	217
Deferred Income Taxes	11	187	5	-	203
Other Current Assets	112	34	52	(79)	119
Total Current Assets	687	1,547	236	(79)	2,391

Properties	6	28,958	1,244	-	30,208
Accumulated Depreciation	(9)	(6,758)	(753)	-	(7,520)
Properties - Net	(3)	22,200	491	-	22,688

Investments in Conrail	-	-	609	-	609
Affiliates and Other Companies	-	527	(121)	-	406
Investments in Consolidated Subsidiaries	14,566	-	41	(14,607)	-
Other Long-term Assets	52	76	109	(43)	194
Total Assets	$15,302	$24,350	$1,365	$(14,729)	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$99	$739	$135	$ -	$973
Labor and Fringe Benefits Payable	40	366	59	-	465
Payable to Affiliates	455	765	(1,153)	(67)	-
Casualty, Environmental and Other Reserves	-	211	25	-	236
Current Maturities of Long-term Debt	200	116	3	-	319
Income and Other Taxes Payable	(2)	208	(81)	-	125
Other Current Liabilities	2	271	24	(11)	286
Total Current Liabilities	794	2,676	(988)	(78)	2,404

Casualty, Environmental and Other Reserves	1	547	95	-	643
Long-term Debt	6,058	1,447	7	-	7,512
Deferred Income Taxes	(629)	6,591	273	-	6,235
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	1,010	493	(36)	(41)	1,426
Total Liabilities	7,234	11,754	(605)	(163)	18,220

Shareholders' Equity
Common Stock, $1 Par Value	391	181	-	(181)	391
Other Capital	-	5,566	1,923	(7,489)	-
Retained Earnings	8,398	6,870	148	(7,018)	8,398
Accumulated Other Comprehensive Loss	(741)	(41)	(104)	145	(741)
Noncontrolling Minority Interest	20	20	3	(23)	20
Total Shareholders' Equity	8,068	12,596	1,970	(14,566)	8,068
Total Liabilities and Shareholders' Equity	$15,302	$24,350	$1,365	$(14,729)	$26,288

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14.                      Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Nine Months Ended September 2009	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(75)	$1,721	$323	$(365)	$1,604

Investing Activities
Property Additions	-	(1,001)	(45)	-	(1,046)
Purchases of Short-term Investments	-	-	-	-	-
Proceeds from Sales of Short-term Investments	-	-	-	-	-
Other Investing Activities	(91)	5	48	89	51
Net Cash Provided by (Used in) Investing Activities	(91)	(996)	3	89	(995)

Financing Activities
Long-term Debt Issued	500	-	-	-	500
Long-term Debt Repaid	-	(108)	(2)	-	(110)
Dividends Paid	(264)	(356)	(4)	365	(259)
Stock Options Exercised	19	-	-	-	19
Shares Repurchased	-	-	-	-	-
Other Financing Activities	449	(242)	(306)	(89)	(188)
Net Cash Provided by (Used in) Financing Activities	704	(706)	(312)	276	(38)

Net Increase (Decrease) in Cash and Cash Equivalents	538	19	14	-	571
Cash and Cash Equivalents at Beginning of Period	559	63	47	-	669
Cash and Cash Equivalents at End of Period	$1,097	$82	$61	$ -	$1,240

	CSX	CSX
Nine Months Ended September 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$501	$1,947	$12	$(269)	$2,191

Investing Activities
Property Additions	1	(1,234)	(75)	-	(1,308)
Purchases of Short-term Investments	(25)	-	-	-	(25)
Proceeds from Sales of Short-term Investments	280	-	-	-	280
Other Investing Activities	(247)	92	148	34	27
Net Cash Provided by (Used in) Investing Activities	9	(1,142)	73	34	(1,026)

Financing Activities
Long-term Debt Issued	1,000	-	-	-	1,000
Long-term Debt Repaid	(113)	(102)	(5)	-	(220)
Dividends Paid	(227)	(244)	(20)	269	(222)
Stock Options Exercised	75	-	-	-	75
Shares Repurchased	(1,307)	-	-	-	(1,307)
Other Financing Activities	546	(439)	(37)	(34)	36
Net Cash Provided by (Used in) Financing Activities	(26)	(785)	(62)	235	(638)

Net Increase (Decrease) in Cash and Cash Equivalents	484	20	23	-	527
Cash and Cash Equivalents at Beginning of Period	298	55	15	-	368
Cash and Cash Equivalents at End of Period	$782	$75	$38	$ -	$895

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company provides customers with access to an interconnected transportation network that links ports, production facilities and distribution centers to markets in the Northeast, Midwest and southern states.  The Company serves all major markets in the eastern United States and has direct access to all significant Atlantic and Gulf Coast ports, as well as the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  The Company also has access to Pacific ports through commercial arrangements with western railroads.

The Company transports a broad portfolio of products, such as coal, forest products, ethanol, automobiles, chemicals and consumer-related products. Those goods are transported across the country in a way that, compared to alternative modes of transportation, reduces the impact on the environment, takes traffic off an already congested highway system and reduces fuel consumption and transportation costs.

The global recession that intensified in late 2008 has continued to impact CSX’s business in 2009.  Beginning in late 2008, the Company began taking aggressive actions to manage costs and right-size resources.  The Company will continue to stay focused on managing costs and resources and believes it is well positioned to take advantage of the early stages of an economic recovery.

THIRD QUARTER 2009 HIGHLIGHTS

•	Revenue decreased $672 million or 23% to $2.3 billion as declines in volume and lower fuel surcharge revenue more than offset core pricing gains.

•	Expenses decreased $537 million or 24% to $1.7 billion, reflecting the Company’s productivity gains and right-sizing efforts.

•	Operating income decreased $135 million or 18% to $598 million.

•	Operating ratio improved to 73.9%, a third quarter record.

CSX experienced another quarter of significant year-over-year volume and revenue declines caused by the broad-based weakness in the economy.  Third quarter revenues of $2.3 billion were down 23% from the prior year, driven by a 15% decline in volume and lower fuel surcharge recovery (associated with the sharp decline in fuel prices). Year-over-year volume declines were experienced across all markets with the exception of the domestic intermodal segment.  Despite a challenging environment, the Company continued to achieve pricing gains primarily due to the overall cost advantages that rail-based solutions provide to customers versus other modes of transportation. However, lower fuel recovery more than offset the Company’s ongoing yield management initiatives.

At the same time, CSX was able to reduce expenses by $537 million, or 24%, versus the prior year.  These expense reductions helped partially offset the revenue decline and were a combined result of lower fuel expense, ongoing productivity initiatives and overall cost management efforts.  Because of the Company’s continued focus on cost control, CSX was able to achieve a third quarter record operating ratio of 73.9%.

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

In third quarter 2009, the Company continued its focus on safety and operating performance.  CSX delivered improved quarterly results in both Federal Railroad Administration (“FRA”) personal injuries and train accidents.  The FRA personal injury index declined to 1.09, a 7% improvement in the quarter.  Reported FRA train accident frequency declined to 2.47, a 21% improvement compared to the same quarter of 2008.

Key service metrics improved significantly in the quarter versus a year ago.  On-time train originations and arrivals were 82% and 79%, respectively, during the quarter.  Average dwell declined slightly to 24.0 hours and average cars-on-line declined to 214,987 primarily due to lower demand levels.  Average train velocity improved to 21.8 miles per hour, as the network remained fluid.  The Company aims to maintain key operating measures and service reliability at high levels, while reducing resource utilization in response to current business conditions.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RAIL OPERATING STATISTICS (Estimated)

	Third Quarters
	2009	2008	Improvement %
Safety and Service Measurements
FRA Personal Injuries Frequency Index	1.09	1.17	7%

FRA Train Accident Rate	2.47	3.14	21%

On-Time Train Originations	82%	77%	6%
On-Time Destination Arrivals	79%	67%	18%

Dwell	24.0	24.1	-%
Cars-On-Line	214,987	226,444	5%

System Train Velocity	21.8	20.1	8%

			Increase/
Resources			(Decrease)
Route Miles	21,190	21,203	-%
Locomotives (owned and long-term leased)	4,092	4,133	(1)%
Freight Cars (owned and long-term leased)	85,223	91,833	(7)%

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

Cars-On-Line – A count of all cars on the network (does not include locomotives, cabooses, trailers, containers or maintenance equipment)

System Train Velocity – Average train speed between terminals in miles per hour (does not include locals, yard jobs, work trains or passenger trains)

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Results of Operations (Unaudited)
(Dollars in Millions)

Third Quarters

					CSX
	Rail (a)		Intermodal		Consolidated
	2009	2008	2009	2008	2009	2008	$ Change	% Change
Revenue	$1,986	$2,562	$303	$399	$2,289	$2,961	$(672)	(23)%
Expense
Labor and Fringe	635	735	18	19	653	754	101	13
Materials, Supplies and Other	381	521	47	47	428	568	140	25
Fuel	223	506	-	2	223	508	285	56
Depreciation	222	221	6	6	228	227	(1)	-
Equipment and Other Rents	66	78	26	28	92	106	14	13
Inland Transportation	(100)	(135)	167	200	67	65	(2)	(3)
Total Expense	1,427	1,926	264	302	1,691	2,228	537	24
Operating Income	$559	$636	$39	$97	$598	$733	$(135)	(18)%

Operating Ratio	71.9%	75.2%	87.1%	75.7%	73.9%	75.2%

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as Total Distribution Services, Inc., Transflo Terminal Services, Inc., CSX Technology, Inc. and other subsidiaries.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)

Third Quarters

	Volume			Revenue			Revenue Per Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Chemicals	110	125	(12)%	$332	$385	(14)%	$3,018	$3,080	(2)%
Emerging Markets	109	126	(13)	159	193	(18)	1,459	1,532	(5)
Forest Products	67	90	(26)	140	216	(35)	2,090	2,400	(13)
Agricultural Products	101	106	(5)	223	258	(14)	2,208	2,434	(9)
Metals	55	92	(40)	111	215	(48)	2,018	2,337	(14)
Phosphates and Fertilizers	77	87	(11)	94	117	(20)	1,221	1,345	(9)
Food and Consumer	26	27	(4)	57	73	(22)	2,192	2,704	(19)
Total Merchandise	545	653	(17)	1,116	1,457	(23)	2,048	2,231	(8)

Coal	365	440	(17)	653	802	(19)	1,789	1,823	(2)
Coke and Iron Ore	17	28	(39)	27	48	(44)	1,588	1,714	(7)
Total Coal	382	468	(18)	680	850	(20)	1,780	1,816	(2)

Automotive	57	79	(28)	127	195	(35)	2,228	2,468	(10)

Other	-	-	-	63	60	5	-	-	-
Total Rail	984	1,200	(18)	1,986	2,562	(22)	2,018	2,135	(5)

International	201	258	(22)	92	137	(33)	458	531	(14)
Domestic	280	274	2	207	255	(19)	739	931	(21)
Other	-	-	-	4	7	(43)	-	-	-
Total Intermodal	481	532	(10)	303	399	(24)	630	750	(16)

Total	1,465	1,732	(15)%	$2,289	$2,961	(23)%	$1,562	$1,710	(9)%

Certain data within Merchandise categories have been reclassified to conform to the current year presentation.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter Results of Operations

CSX experienced another quarter of significant year-over-year volume and revenue declines caused by the broad-based weakness in the economy.  The greatest volume declines occurred in coal, automotive, construction and consumer-related markets.  Lower fuel recovery associated with the sharp decline in fuel prices more than offset the Company’s ongoing yield management initiatives.  Compared to the second quarter, the rate of volume decline moderated during third quarter 2009.

Rail Revenue

Merchandise

The merchandise business is the most diverse market and includes aggregates, metal, phosphate, fertilizer, food, consumer, agricultural, paper and chemical products.  Continued weakness in the housing and construction, automotive and consumer goods markets has significantly reduced demand for most merchandise markets.  Additional information on other drivers is provided below.

Metals - The largest decline in volume was experienced in metals driven by weak global and domestic steel demand in the automotive and construction industries.  The decline in demand moderated during the quarter due to low inventories and an improvement in automotive production.

Agricultural Products - Volume was down slightly as the continuing growth in ethanol was more than offset by lower production of poultry which negatively impacted the feed grain, soybean and feed ingredient markets.

Phosphates and Fertilizers – Strong demand for export phosphate was more than offset by declines in domestic shipments.  Additionally, farmers are continuing to cut back on levels of phosphate and potash application in reaction to lower commodity prices for grain.

Coal

Volume declines were driven by lower demand from electric utilities and a weaker export market.  The demand for domestic electrical generation from coal was down due to natural gas substitution and lower industrial production resulting in a further building of utility stockpiles to record levels.  Current inventories represent over two times the monthly rate of consumption.  As a result, utility coal demand is expected to remain weak well into 2010.  The export market decline was a result of both lower steel production in Europe reducing the need for metallurgical coal (coal used to produce steel), and cheaper alternative global sources for European utilities.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Automotive

Revenue and volume were down as lower consumer demand and inventory corrections within the auto industry reduced new car production.  Volume improved slightly compared to the prior quarter as the Cash for Clunkers program, a part of the government stimulus plan that has ended, helped spur sales.

Rail Expense

Expenses decreased $499 million from last year’s quarter.  Significant variances are described below.

Labor and Fringe expense decreased $100 million. This decrease was primarily driven by labor productivity initiatives, such as employee furloughs and reduced crew overtime, and lower incentive compensation.  These decreases were partially offset by inflation and cycling of favorable prior year items.

Materials, Supplies and Other expense decreased $140 million.  This decrease was due to the current year decline in volume-related expenses, prior year storm and proxy-related items not repeated in the current year.  Additional savings were realized through improved safety and various other items, the majority of which were favorable current quarter items that are not expected to repeat next quarter.

Fuel expense decreased $283 million primarily due to lower fuel prices and lower volume.

Equipment and Other Rents expense decreased $12 million primarily due to cost savings associated with lower volume.

Intermodal Revenue

International – Volume continued to be down due to both weak imports and exports. However, volume improved throughout the quarter due to some signs of stabilization and slight improvement in the global economy. Revenue-per-unit was lower on significantly decreased fuel recovery, partially offset by contract price increases.

Domestic – Volume was up as continued truck conversion and expanded service offerings helped offset the decline in other segments of the domestic market.  Revenue-per-unit was lower on decreased fuel recovery and a continued competitive truck pricing environment.

Intermodal Expense

Intermodal operating expense decreased in the third quarter of 2009, primarily driven by lower overall volume and a decline in fuel price.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Other Income

Other income was flat as higher real estate sales offset lower cash and investment balances and their associated returns in third quarter 2009.

Interest Expense

Interest expense increased $9 million to $140 million due to higher average debt balances in third quarter 2009.

Income Tax Expense

Income tax expense decreased $56 million to $171 million primarily due to lower earnings in third quarter 2009.

Net Earnings

Net earnings decreased $89 million to $293 million and earnings per diluted share decreased $.20 to $.74 in third quarter 2009 as a result of lower earnings.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations(Unaudited)
(Dollars in Millions)

Nine Months Ended

					Operating
	Rail(a)		Intermodal		Income
	2009	2008	2009	2008	2009	2008	$ Change	% Change
Revenue	$5,857	$7,449	$864	$1,132	$6,721	$8,581	$(1,860)	(22)%
Expense
Labor and Fringe	1,917	2,175	52	57	1,969	2,232	263	12
Materials, Supplies and Other	1,137	1,439	136	147	1,273	1,586	313	20
Fuel	597	1,481	2	5	599	1,486	887	60
Depreciation	662	658	19	18	681	676	(5)	(1)
Equipment and Other Rents	228	248	75	81	303	329	26	8
Inland Transportation	(287)	(394)	481	590	194	196	2	1
Total Expense	4,254	5,607	765	898	5,019	6,505	1,486	23
Operating Income	$1,603	$1,842	$99	$234	$1,702	$2,076	$(374)	(18)%

Operating Ratio	72.6%	75.3%	88.5%	79.3%	74.7%	75.8%

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as Total Distribution Services, Inc., Transflo Terminal Services, Inc., CSX Technology, Inc. and other subsidiaries.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)

Nine Months Ended

	Volume			Revenue			Revenue Per Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Chemicals	320	385	(17)%	$948	$1,128	(16)%	$2,963	$2,930	1%
Emerging Markets	306	374	(18)	440	545	(19)	1,438	1,457	(1)
Forest Products	196	267	(27)	413	613	(33)	2,107	2,296	(8)
Agricultural Products	316	323	(2)	705	739	(5)	2,231	2,288	(2)
Metals	148	280	(47)	295	623	(53)	1,993	2,225	(10)
Phosphates and Fertilizers	211	268	(21)	275	375	(27)	1,303	1,399	(7)
Food and Consumer	76	82	(7)	176	208	(15)	2,316	2,537	(9)
Total Merchandise	1,573	1,979	(21)	3,252	4,231	(23)	2,067	2,138	(3)

Coal	1,141	1,330	(14)	2,005	2,299	(13)	1,757	1,729	2
Coke and Iron Ore	47	78	(40)	81	137	(41)	1,723	1,756	(2)
Total Coal	1,188	1,408	(16)	2,086	2,436	(14)	1,756	1,730	2

Automotive	156	267	(42)	335	602	(44)	2,147	2,255	(5)

Other	-	-	-	184	180	2	-	-	-
Total Rail	2,917	3,654	(20)	5,857	7,449	(21)	2,008	2,039	(2)

International	570	773	(26)	256	397	(36)	449	514	(13)
Domestic	808	797	1	595	715	(17)	736	897	(18)
Other	-	-	-	13	20	(35)	-	-	-
Total Intermodal	1,378	1,570	(12)	864	1,132	(24)	627	721	(13)

Total	4,295	5,224	(18)%	$6,721	$8,581	(22)%	$1,565	$1,643	(5)%

Certain data within Merchandise categories have been reclassified to conform to the current year presentation.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Month Results of Operations

Consolidated Results of Operations

Operating Revenue

Operating revenue decreased $1.9 billion to $6.7 billion as a result of significant volume declines caused by the economic crisis as well as lower fuel recovery associated with the sharp decline in fuel prices since 2008.

Operating Income

Operating income decreased $374 million to $1.7 billion as a result of lower operating revenue partially offset by lower fuel expense and the Company’s continued efforts to control costs.

Other Income

Other income decreased $75 million to $19 million in 2009 due to lower income from real estate sales and a prior year $30 million benefit to correct equity earnings from a non-consolidated subsidiary.  Lower cash and investment balances, and their associated returns, also contributed to this decrease.

Interest Expense

Interest expense increased $37 million to $420 million primarily due to higher average debt balances in 2009.

Income Tax Expense

Income tax expense decreased $184 million to $469 million primarily due to lower earnings in 2009.

Net Earnings

Net earnings decreased $271 million to $847 million and earnings per diluted share decreased $.57 to $2.14 in 2009 primarily as a result of lower earnings partially offset by a $25 million after-tax gain related to the sale of The Greenbrier resort in 2009.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total long-term debt increased $394 million driven by a $500 million debt issuance during 2009.  Additionally, property additions increased $352 million since December 2008 due to planned capital spending.  These increases were partially offset by a $179 million decrease in accounts receivable due to volume declines and a $207 million decrease in other long-term liabilities primarily driven by pension contributions made during 2009.

Consolidated Cash Flow Statements

Cash provided by operating activities decreased $587 million due in part to lower pre-tax earnings.  Higher pension contributions, as mentioned above, and higher incentive compensation payouts for 2008, which were paid in 2009, also contributed to this decrease.  Cash used in investing activities decreased due to lower property investments during nine months 2009 which were partially offset by a reduction in the purchases and sales of short-term investments and marketable securities.   For 2009, the Company plans to spend $1.6 billion for total capital expenditures.  Furthermore, cash used in financing activities decreased $600 million primarily because the Company had no share repurchases in 2009.

Liquidity and Working Capital

As of the end of the third quarter, CSX had $1.3 billion of cash, cash equivalents and short-term investments.  CSX also has available a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity and repurchases of CSX common stock.

On September 28, 2009, following the end of the fiscal quarter, the Company entered into a $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term.  As of the date of this filing, CSX has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transfer eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. The cash received in exchange for these receivables when CSX Trade Receivables monetizes them by selling them to third party lenders will be recorded as debt on CSX’s consolidated financial statements.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $694 million at September 2009 and a working capital deficit of $13 million at December 2008.  The favorable change since December 2008 is primarily due to increased cash balances as a result of new debt issued during the first quarter.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  As a result, the working capital balance could return to a deficit in future periods.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, to manage its day-to-day cash requirements and any anticipated obligations.  The Company maintains strong access to the credit markets for additional liquidity as needed; however, in a particularly stressed credit market environment, available capital could be limited or require higher interest cost.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period.  Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis.  Consistent with the prior year, significant estimates using management judgment are made for the following areas:

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

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by these forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.  The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of this quarterly report on Form 10-Q, and elsewhere in this report, may cause actual results to differ materially from those contemplated by these forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials,  taxation, including the outcome of tax claims and litigation, the potential enactment of initiatives to further regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

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

CSX CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX’s most recent Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES
    As of September 25, 2009, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of September 25, 2009, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during third quarter 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    For information relating to the Company’s legal proceedings, see Note 5, Commitments and Contingencies under Part I, Item 1 (Financial Statements) of this Quarterly Report on Form 10-Q.

ITEM 1A.  RISK FACTORS

    For information regarding factors that could affect the Company’s results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of CSX’s most recent Annual Report on Form 10-K.  See also Part I, Item 2 (Forward-Looking Statements) of this Quarterly Report on Form 10-Q.  There have been no material changes from the risk factors previously disclosed in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION

Item 2. CSX Purchases of Equity Securities

CSX is required to disclose any purchases of its common stock for the most recent quarter.  CSX purchases its shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

Since March 2008, CSX has completed $1.25 billion in share repurchases and has remaining authority of $1.75 billion.  The Company did not repurchase any shares during third quarter 2009. Any future repurchases will be dependent upon an improvement in capital market and business conditions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

CSX CORPORATION

ITEM 6. EXHIBITS

Exhibits

31*           Rule 13a-14(a) Certifications.

32*           Section 1350 Certifications.

101*
The following financial information from CSX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 25, 2009 filed with the SEC on October 19, 2009, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended September 25, 2009 and September 26, 2008, (ii) Consolidated Balance Sheets at September 25, 2009 and December 26, 2008, (iii) Consolidated Cash Flow Statements for the fiscal periods ended September 25, 2009 and September 26, 2008, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

CSX CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:            /s/ CAROLYN T. SIZEMORE___
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: October 19, 2009