Form 10-K
period 2009-12-25
CSX CORP
filed 2010-02-19
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2009

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
Yes (X)   No (  )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).             Yes (X) No (  )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer (X)              Accelerated Filer (  )              Non-accelerated Filer (  )

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes (  ) No (X)

On June 26, 2009 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $13.5 billion (based on the New York Stock Exchange closing price on such date).

There were 390,035,435 shares of Common Stock outstanding on February 5, 2010 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 4, 2010.

CSX CORPORATION
PART I

Item 1.  Business by Segment

CSX Corporation (“CSX”) together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation suppliers.  The Company’s rail and intermodal businesses provide rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

Rail

CSX Transportation, Inc.

CSX’s principal operating company, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia, and the Canadian provinces of Ontario and Quebec.  It serves over 70 ocean, river and lake ports along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  CSXT also serves thousands of production and distribution facilities through track connections to more than 240 short-line and regional railroads.

Other Entities

In addition to CSXT, the rail segment includes non-railroad subsidiaries Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  TDSI serves the automotive industry with distribution centers and storage locations, while Transflo provides logistical solutions for transferring products from rail to trucks.  CSX Technology and other subsidiaries provide support services for the Company.

Intermodal

CSX Intermodal, Inc. (“Intermodal”) is a stand-alone, integrated intermodal transportation provider linking customers to railroads via trucks and terminals.  Containers and trailers are loaded and unloaded from trains, and trucks provide the link between intermodal terminals and the customer.

Lines of Business

Together, the rail and intermodal segments generated $9 billion of revenue during 2009 and served four primary lines of business:

•
The merchandise business is the most diverse market with nearly 2.1 million carloads per year of aggregates (which includes crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, paper and chemical products.  The merchandise business generated approximately 48% of the Company’s revenue in 2009 and 36% of volume.

CSX CORPORATION
PART I

•
Coal, which delivered approximately 1.6 million carloads of coal, coke and iron ore to electricity generating power plants, ocean, river and lake piers and terminals, steel makers and industrial plants, accounted for approximately 30% of the Company’s revenue in 2009 and 27% of volume.  The Company transports almost one-third of every ton of coal used for generating electricity in the areas it serves.

•
Automotive, which delivers finished vehicles and auto parts, generated approximately 6% of the Company’s revenue and 4% of the Company’s volume in 2009.  The Company delivers approximately 30% of North America’s light vehicles, serving both domestic manufacturers and the increasing number of global manufacturers that produce cars in the United States.

•
Intermodal, which combines the superior economics of rail transportation with the short-haul flexibility of trucks, offers a competitive cost advantage over long-haul trucking.  Through its network of more than 50 terminals, Intermodal serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.  For 2009, Intermodal accounted for approximately 13% of the Company’s total revenue and 33% of volume.

Other revenue, which includes revenue from regional subsidiary railroads, demurrage, switching and other incidental charges, accounted for 3% of the Company’s total 2009 revenue.  Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is generated when CSXT switches cars between trains for a customer or another railroad.

Other Businesses

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities.  These activities are classified in other income – net because they are not considered by the Company to be operating activities.  Results of these activities fluctuate with the timing of real estate sales.  In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort.  These results are now classified as discontinued operations.  For more information, see Note 14, Discontinued Operations.

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

In 1997, CSXT and Norfolk Southern Railway jointly acquired the rights to operate Conrail, Inc. (“Conrail”) and then in 2004, CSXT acquired an allocated portion of Conrail’s assets, which CSXT operated.  Conrail was formed in 1976 from several financially troubled northeast railroads to restructure and revive the region’s railroads.  The Company’s acquisition of key portions of Conrail allows CSXT to link the northeast, including New England and the New York metropolitan area, with Chicago, midwest markets and the growing areas in the southeast that were already served by CSXT.  This current rail network allows the Company to directly serve every major market in the eastern United States with safe, dependable, environmentally friendly and fuel efficient freight transportation and intermodal service.

CSX CORPORATION
PART I

Regulatory Environment

The Company's operations are subject to various federal, state and local laws and regulations, generally applicable to many businesses in the United States.  The railroad operations conducted by the Company's subsidiaries, including CSXT, are subject in many respects to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation (“DOT”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars and locomotives, and hazardous materials requirements.  Additionally, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security (“DHS”), has broad authority over railroad operating practices that may include homeland security implications.

Decisions and rulemaking by these and other agencies can significantly affect the Company’s operations and profitability.  For example, in 2008, both DOT and TSA issued rules that apply to the transportation of certain kinds of highly hazardous materials.  The DOT rules require railroads to analyze routes used to transport these products and to apply specific criteria in selecting routes to be used.  The new TSA rules place significant new security and safety requirements on passenger and freight railroad carriers, rail transit systems, and facilities that ship hazardous materials by rail. In some cases, state and local laws and regulations can be preempted in their application to railroads by the operation of these and other federal authorities.

Although the Staggers Act of 1980 significantly deregulated rail rates and much of the rail traffic of the Company's subsidiaries is currently exempt from rate regulation by agency decision, the STB has broad jurisdiction over railroad commercial practices, including some railroad rates, routes, fuel surcharges, conditions of service and the extension or abandonment of rail lines.  This includes jurisdiction over freight car charges, the transfer, extension or abandonment of rail lines, rates charged on certain regulated rail traffic and any acquisition of control over rail common carriers.

In 2008, Congress enacted the Rail Safety Improvement Act.  The legislation includes a mandate that all Class I freight railroads implement a positive train control system (“PTC”) by December 31, 2015.  PTC must be installed on all main lines with passenger and commuter operations as well as those over which toxic-by-inhalation hazardous materials (“TIH”) are transported.  Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and a train from diverting off-course onto another set of tracks through a switch left in a wrong position.  Significant capital costs are anticipated with the implementation of PTC as well as ongoing operating expenses.  CSX estimates that the total cost of PTC implementation will likely exceed $750 million for the Company.

CSX CORPORATION
PART I

In December 2009, a proposed bill called the “Surface Transportation Board Reauthorization Act of 2009” (“STB Reauthorization Bill”) was introduced in the Senate.  If adopted as proposed, this bill could have a material adverse effect on commercial practices and railroad operations.  The current proposal in the Senate contains fundamental changes in laws that were designed to sustain the railroads.  Some of the proposed changes in the STB Reauthorization Bill are not yet clearly defined, and others call for new and broad government involvement into railroad operations.  CSX believes the bill, in its current form, could have a material adverse effect on the Company’s revenue and operations, as well as the ability to invest in enhancing and maintaining vital infrastructure.  CSX will continue to work diligently with the Senate staff, as well as with Senators, to forge a balanced regulatory approach.

For further discussion on regulatory risks to the Company, see Item 1A. Risk Factors.

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

CSXT’s primary rail competitor is Norfolk Southern Railway, which operates throughout much of the Company’s territory.   Other railroads also operate in parts of the Company’s territory.  Depending on the specific market, competing railroads and deregulated motor carriers may exert pressure on price and service levels.  For further discussion on the risk of competition to the Company, see Item 1A. Risk Factors.

CSX CORPORATION
PART I

Other Information

CSX makes available on its website www.csx.com, free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such reports are filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the CSX website is not part of this annual report on Form 10-K.  Additionally, the Company has posted its code of ethics on its website, which is also available to any shareholder who requests it.  This Form 10-K and other SEC filings made by CSX are also accessible through the SEC’s website at www.sec.gov.

CSX has included the certifications of its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the Act”) as Exhibit 31, as well as Section 906 of the Act as Exhibit 32 to this Form 10-K report. Additionally, on May 29, 2009, CSX filed its annual CEO certification with the New York Stock Exchange (“NYSE”) confirming CSX’s compliance with the NYSE Corporate Governance Listing Standards.  The CEO was not aware of any violations of these standards by CSX as of February 5, 2010 (the latest practicable date that is closest to the filing of this Form 10-K).  This certification is also included as Exhibit 99 to this Form 10-K.

The Company’s annual average number of employees was approximately 30,000 in 2009, which includes approximately 26,000 union employees.  Most of the Company’s employees provide or support transportation services.  The information set forth in Item 6. Selected Financial Data is incorporated herein by reference.

For additional information concerning business conducted by the Company during 2009, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 8. Financial Statements and Supplementary Data - Note 17, Business Segments.

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

Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of the Company’s business.  For instance, legislation proposed in the Senate in December 2009, if adopted, would significantly change the federal regulatory framework of the railroad industry.  Several of the changes under consideration could have a significant negative impact on the Company’s ability to determine prices for rail services, meet service standards and would likely force a reduction in capital spending.  Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company’s profitability.  Also, additional regulations related to environmental matters such as greenhouse gas emissions could increase the Company’s operating costs or reduce operating efficiencies or negatively impact the business of CSX customers.

Government regulation and compliance risks may adversely affect the Company’s operations and financial results.

The Company is subject to the jurisdiction of various regulatory agencies, including the STB, the FRA and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New rules or regulations by these agencies could increase the Company’s operating costs or reduce operating efficiencies.  For example, the Rail Safety Improvement Act of 2008 (“RSIA”) imposes limits on employee work hours and may result in higher operating costs for the Company.  The RSIA also mandated the installation by December 31, 2015 of Positive Train Control (PTC) on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations.  The FRA issued its final rule in January 2010 on the design, operational requirements and implementation of the new technology.  The final rule is expected to impose significant new costs on CSX and the rail industry.  Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

CSX CORPORATION
PART I

Climate change legislation and regulation could adversely affect the Company’s operations and financial results.

Regulation or legislation that potentially imposes restrictions, caps, taxes, or other controls on emissions of greenhouse gas could adversely affect operations and financial results.  More specifically, increased energy costs resulting from legislative or regulatory actions could adversely impact CSX by: (1) making it difficult for CSX’s customers in the U.S. to produce products in a cost competitive manner (particularly in the absence of similar regulations in countries like India and China); (2) increasing CSX’s fuel costs and hurting fuel efficiency; and (3) reducing the consumption of coal as an energy resource in the United States. Any of these factors could reduce the amount of traffic handled and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

The Company has been, and may be subject to, allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the clean-up of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known future environmental costs, it could incur significant costs that exceed reserves or require unanticipated cash expenditures as a result of any of the foregoing.  The Company also may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

General economic conditions could negatively affect demand for commodities and other freight.

The current economic environment has adversely affected demand for rail and intermodal services.  Further decline in general domestic and global economic conditions that affect demand for the commodities the Company carries could reduce revenues or have other adverse effects.

Weaknesses in the capital and credit markets could negatively impact the Company’s access to capital.

The Company is in a capital intensive industry that requires continuing infrastructure improvements and acquisition of capital assets.  The Company from time to time accesses the credit markets for additional liquidity.  Adverse conditions in the credit markets could increase the Company’s costs associated with issuing debt, limit the Company’s ability to sell debt securities on acceptable terms and impede the Company’s ability to revise its current debt arrangements as contemplated.

CSX CORPORATION
PART I

Network congestion could have a negative impact on service and operating efficiency.

CSXT may experience rail network difficulties related to increased passenger activities in capacity-constrained areas or regulatory changes impacting when CSXT can transport freight or service routes that could have a negative effect on CSXT’s operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

The Company relies on the stability and availability of its technology systems to operate its business.

The Company relies on information technology in all aspects of its business.  A significant disruption or failure of the Company’s information technology systems, including computer hardware, software and communications equipment, could result in a service interruption, safety failure, security breach or other operational difficulties.  The performance and reliability of the Company’s technology systems are critical to its ability to operate and compete safely and effectively.

Disruption of the supply chain could negatively affect operating efficiency and increase costs.

The capital intensive nature and sophistication of core rail equipment (including rolling stock equipment, locomotives, rail, and ties) limits the number of railroad equipment suppliers.  If any of the current manufacturers stops production or experiences a supply shortage, CSXT could experience a significant cost increase or material shortage.  In addition, a few critical railroad suppliers are foreign and, as such, adverse developments in international relations, new trade regulations, disruptions in international shipping, or increases in global demand could make procurement of these supplies more difficult or increase CSXT’s operating costs.

Additionally, if a fuel supply shortage were to arise, whether due to the Organization of the Petroleum Exporting Countries or other production restrictions, lower refinery outputs, a disruption of oil imports or otherwise, the Company would be negatively impacted.

Failure to complete negotiations on collective bargaining agreements could result in strikes and/or work stoppages.

Most of CSXT's employees are represented by labor unions and are covered by collective bargaining agreements. Generally speaking, these agreements are bargained nationally by the National Carriers Committee.  In the rail industry, negotiations have generally taken place over a number of years and previously have not resulted in any extended work stoppages.  If CSXT is unable to negotiate acceptable agreements, however, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members.  Under the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention), neither party may take action until the procedures are exhausted.

CSX CORPORATION
PART I

The Company faces competition from other transportation providers.

The Company experiences competition in the form of pricing, service, reliability and other factors from various transportation providers including railroads and motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSXT and other railroads must build and maintain rail networks using largely internal resources. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation providing for less stringent size or weight restrictions on trucks, could negatively impact the Company’s competitive position.

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

Furthermore, in response to the heightened risk of terrorism, federal, state and local governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry.  For example, the Department of Homeland Security adopted regulations that require freight railroads to implement additional security protocols when transporting hazardous materials.  Complying with these regulations could continue to increase the Company’s operating costs and reduce operating efficiencies.

Severe weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.

The Company’s operations may be affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes.  As a result, the Company’s rail network may be damaged, its workforce may be unavailable, fuel costs may rise and significant business interruptions could occur.  In addition, the performance of locomotives and railcars could be adversely affected by extreme weather conditions.  Insurance maintained by the Company to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of the Company’s damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, the Company may not be able to restore service without a significant interruption in operations.

CSX CORPORATION
PART I

The Company may be subject to various claims and lawsuits that could result in significant expenditures.

The Company is subject to various claims and lawsuits, including putative class action litigation alleging violations of antitrust laws.  The Company may experience material judgments or incur significant costs to defend existing and future lawsuits.  Additionally, existing litigation may suffer adverse developments not currently reflected in the Company’s reserve estimates as the ultimate outcome of existing litigation is subject to numerous factors outside of the Company’s control.  While the Company uses its best efforts to evaluate existing litigation, the final judgments or settlement amounts may differ materially from the recorded reserves.

Increases in the number and magnitude of property damage and personal injury claims could adversely affect the Company’s operating results.

The Company faces inherent business risk from exposure to occupational and personal injury claims, property damage, including storm damage, and claims related to train accidents.  The Company may incur significant costs to defend such claims.

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

CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s rail network that connects markets, customers and western railroads.  At December 2009, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,743
Terminals and switching yards	9,578
Passing sidings and turnouts	958
Total	37,279

In addition to its physical track structure, CSXT operates numerous yards and terminals.  These serve as the hubs between CSXT and its local customers and as sorting facilities where rail cars often are received, re-sorted and placed onto new outbound trains.

CSX CORPORATION
PART I

The following 36 terminals are identified as key to the CSXT system (listed in alphabetical order by state):

Rail Yards or Terminals
Birmingham, AL	Detroit, MI
Mobile, AL	Hamlet, NC
Montgomery, AL	Rocky Mount, NC
Moncrief (Jacksonville), FL	Buffalo, NY
Tampa, FL	Selkirk, NY
Atlanta, GA	Syracuse, NY
East Savannah, GA	Cincinnati, OH
Waycross, GA	Cleveland, OH
Chicago, IL	Columbus, OH
Danville, IL	Stanley (Toledo), OH
Avon (Indianapolis), IN	Walbridge (Toledo), OH
Evansville, IN	Willard, OH
Louisville, KY	Greenwich (Philadelphia), PA
Russell, KY	Charleston, SC
New Orleans, LA	Florence, SC
Cumberland, MD	Erwin, TN
Curtis Bay (Baltimore), MD	Nashville, TN
Locust Point (Baltimore), MD	Richmond, VA

For a list of Intermodal’s terminals, see page 21.

CSX CORPORATION
PART I

Network Geography

CSXT’s rail operations are primarily focused on four major transportation networks and corridors which are defined geographically and by commodity flows below.

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian region with industrial areas in the northeast and mid-Atlantic, as well as many river, lake, and deep water port facilities.  Coal is used to generate more than half of the electricity in the United States. CSXT’s coal network is well positioned to supply utility markets in both the northeast and southeast.

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and the Midwest to metropolitan areas in New York and New England.  This route, also known as the “waterlevel route”, has minimal hills and grades and nearly all of it has two main tracks (referred to as double track).  These superior engineering attributes permit the corridor to support consistent, high-speed intermodal, automotive and merchandise service.  This corridor is a primary route for import traffic moving eastward across the country, through Chicago and into the population centers in the northeast.  The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the midwest.

Interstate 95 (I-95) Corridor – The CSXT I-95 Corridor connects Charleston, Jacksonville, Miami and many other cities throughout the southeast with the heavily populated northeastern cities of Baltimore, Philadelphia and New York.  CSXT primarily transports food and consumer products, as well as metals and chemicals along this line.  It is the only rail corridor along the eastern seaboard south of Washington, D.C., and provides access to major eastern ports.

Southeastern Corridor – This critical part of the network runs between CSXT’s western gateways of Chicago, St. Louis and Memphis through the cities of Nashville, Birmingham, and Atlanta and markets in the southeast.  The Southeastern Corridor is the premier rail route connecting these key cities, gateways, and markets and positions CSXT to efficiently handle projected traffic volumes of intermodal, automotive and general merchandise traffic.  The corridor also provides direct rail service between the coal reserves of the southern Illinois basin and the increasing demand for coal in the southeast.

See the following page for a map of the CSX Rail Network.

CSX CORPORATION
PART I

CSX Rail Network

Chicago
Detroit
Walbridge
Stanley
Cleveland
Willard
Buffalo
Syracuse
Selkirk
Greenwich
Cumberland
Curtis Bay
Locust Point
Columbus
Avon
Cincinnati
Russell
Evansville
Louisville
Richmond
Erwin
Nashville
Rocky Mount
Hamlet
Florence
Atlanta
Birmingham
Charleston
E. Savannah
Montgomery
Waycross
Mobile
Baldwin
Jacksonville
New Orleans
Tampa
Major Terminals
Coal Network
I-90 Corridor
I-95 Corridor
Southeastern Corridor
CSX Rail Network

CSX CORPORATION
PART I

Locomotives

CSXT focuses on maximum use of its fleet and prudent investment in new units to drive the rail network.  Better locomotive management can help CSXT move freight more efficiently, while continued investment in CSXT’s power source can enable CSXT to operate more locomotives better.

CSXT operates more than 4,000 locomotives, of which over 95% are owned by CSXT.  Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2009, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

	Locomotives	%
Freight	3,539	87%
Switching	311	8%
Auxiliary Units	221	5%
Total	4,071	100%

The table below indicates the number and year built for locomotives owned or on long-term lease at December 2009.

Year Built	Locomotives	%
1989 and before	1,947	48%
1990 - 1994	541	13%
1995 - 1999	601	15%
2000 - 2004	380	10%
2005	100	2%
2006	100	2%
2007	184	5%
2008	216	5%
2009	2	0%
Total	4,071	100%

As of December 2009, 566 locomotives, or 14%, were held in temporary storage due to significant declines in volume.  As volume returns, these locomotives will be placed back into service after restorative maintenance procedures are performed.  These locomotives can be brought back into service within a week.

Freight Car Fleet

The average daily fleet of cars-on-line consists of approximately 216,000 cars but, at any time, over half of the railcars on the CSXT system are not owned or leased by CSXT.   Examples of these are: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars.

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

Flat cars – Used for shipping intermodal containers and trailers or bulk and finished goods, such as lumber, pipe, plywood, drywall and pulpwood.

Other cars owned or leased on the network include, but are not limited to, center beam cars for transporting lumber and building products.

CSXT owns more than 60% of its freight cars.  At December 2009, CSXT’s owned and long-term leased freight car fleet consisted of the following:

	Freight Cars	%
Gondolas	25,182	30%
Open-top hoppers	17,237	21%
Box cars	11,995	14%
Covered hoppers	11,689	14%
Multi-level flat cars	10,473	12%
Flat cars	7,041	8%
Other cars	665	1%
Total	84,282	100%

As of December 2009, 22,952 freight cars, or 29%, were held in temporary storage due to significant declines in volume.  As volume returns, these freight cars will be placed back into service.  These freight cars can be brought back into service within a week.

CSX CORPORATION
PART I

Intermodal Property

Infrastructure

Intermodal serves 57 terminals in 22 states. These terminals serve as a transfer point between rail and trucks. If the city or state has more than one terminal, it is indicated by the number next to it (listed in alphabetical order by state).

Intermodal Terminals
Bessemer, AL	Detroit, MI
Mobile, AL	Kansas City, MO
Lathrop, CA	Charlotte, NC
Los Angeles/Long Beach, CA (3)	Buffalo, NY
Oakland, CA	Syracuse, NY
Jacksonville, FL (2)	New York/New Jersey (6)
Miami, FL	Cincinnati, OH
Orlando, FL	Cleveland, OH
Tampa, FL	Columbus, OH (2)
Atlanta, GA (2)	Marion, OH
Savannah, GA (2)	Portland, OR
Chicago, IL (3)	Chambersburg, PA
East St. Louis, IL (2)	Philadelphia, PA
Evansville, IN	Charleston, SC
Indianapolis, IN	Memphis, TN (2)
New Orleans, LA	Nashville, TN
Boston, MA	Dallas, TX
Springfield, MA	Houston, TX
Worcester, MA (3)	Portsmouth, VA
Baltimore, MD	Seattle, WA

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

At December 2009, Intermodal’s owned or long-term leased equipment consisted of the following:

	Equipment	%
Containers	16,850	51%
Chassis	15,591	47%
Other	553	2%
Total	32,994	100%

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders in the fourth quarter of 2009.

Executive Officers of the Registrant

Executive officers of the Company are elected by the CSX Board of Directors and generally hold office until the next annual election of officers.  There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected.  As of the date of this filing, the executive officers’ names, ages and business experience are:

Name and Age	Business Experience During Past 5 Years
Michael J. Ward, 59 Chairman, President and Chief Executive Officer

A 32-year veteran of the Company, Ward has served as Chairman, President and Chief Executive Officer of CSX since January 2003.  In 2000, he was named President of CSXT, and he was later appointed President of CSX and elected to the Board of Directors in 2002.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Oscar Munoz, 51 Executive Vice President and Chief Financial Officer

Munoz has served as Executive Vice President and Chief Financial Officer of CSX and CSXT since May 2003 and is responsible for management and oversight of all financial, strategic planning, information technology, purchasing and real estate activities of CSX.

Munoz brings to the Company more than 25 years of experience from a variety of industries.  Before joining CSX in 2003, Munoz served as Chief Financial Officer and Vice President of AT&T Consumer Services.  He has also held key executive positions within the telecommunication and beverage industries, including the Coca-Cola Company and Pepsico Corporation.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past 5 Years
David A. Brown, 50 Executive Vice President and Chief Operating Officer
Brown assumed the role of Executive Vice President and Chief Operating Officer of CSXT in January 2010 and manages all aspects of the Company’s operations across its 21,000 mile network, including transportation, service design, customer service, engineering and mechanical.

Prior to joining CSXT in 2006, Brown spent 24 years at Norfolk Southern Railway where he served as Vice President of Strategic Planning from 2005 – 2006 and General Manager, Northern Region, from 2000 – 2005.

Clarence W. Gooden, 58 Executive Vice President of Sales and Marketing and Chief Commercial Officer
Gooden has been the Executive Vice President and Chief Commercial Officer of CSX and CSXT since April 2004 and is responsible for generating customer revenue, forecasting business trends and developing CSX’s model for future revenue growth.

A member of the Company for more than 35 years, Gooden has held key executive positions in both operations and sales and marketing, including President of CSX Intermodal in 2001 and Senior Vice President of the Merchandise Service Group in 2002.

Ellen M. Fitzsimmons, 49 Senior Vice President of Law and Public Affairs, General Counsel and Corporate Secretary

Fitzsimmons has been the Senior Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary since December 2003.  She serves as the Company’s chief legal officer and oversees all government relations and public affairs activities.

During her 18-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past 5 Years
Lisa A. Mancini, 50 Senior Vice President of Human Resources and Labor Relations

Mancini has been the Senior Vice President of Human Resources and Labor Relations since January 2009 and is responsible for employee compensation and benefits, labor relations, organizational development and transformation, recruitment, training and various administrative activities.  She previously served as Vice President-Strategic Infrastructure Initiatives from 2007 to 2009 and, prior to that, Vice President – Labor Relations.

Prior to joining CSX in 2003, Mancini served as Chief Operating Officer of the San Francisco Municipal Railway and held executive positions at the San Francisco Municipal Transportation Authority and Southeastern Pennsylvania Transportation Authority.

Carolyn T. Sizemore, 47 Vice President and Controller

Sizemore has served as Vice President and Controller of CSX and CSXT since April 2002 and is responsible for financial and regulatory reporting, freight billing and collections, payroll for the Company’s 30,000 employees, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 20-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        CSX’s common stock is listed on the NYSE, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock

A total of 600 million shares of common stock are authorized, of which 393,460,376 shares were outstanding as of December 2009.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that allow them to purchase additional shares before other members of the general public in the event of an offering.  At February 5, 2010, the latest practicable date, there were 39,364 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was approximately 396 million as of December 25, 2009.  (See Note 2, Earnings Per Share.)

A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock as required by SEC Regulation S-K.

	Quarter
	1st	2nd	3rd	4th	Year
2009
Dividends	$0.22	$0.22	$0.22	$0.22	$0.88
Common Stock Price
High	$36.82	$36.57	$48.85	$50.80	$50.80
Low	$20.70	$25.09	$30.25	$40.67	$20.70

2008
Dividends	$0.15	$0.18	$0.22	$0.22	$0.77
Common Stock Price
High	$58.10	$70.70	$69.50	$56.35	$70.70
Low	$39.87	$55.04	$50.50	$30.61	$30.61

CSX CORPORATION
PART II

 Stock Performance Graph

The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2004 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.  As shown in the graph, CSX’s five-year stock returns significantly outpaced those of the S&P 500.

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

In 2008, CSX announced an increase to its share repurchase program, prospectively targeting $3 billion in shares.  While there was no share repurchase activity in 2009, as of December 2009, CSX has cumulatively completed approximately $1.25 billion of that targeted share repurchase amount and has remaining authority of $1.75 billion.   In 2010, through the date of this filing, the Company completed approximately $229 million of additional share repurchases.    Additional repurchases will be considered as part of the Company’s evaluation of how best to deploy its capital resources among alternatives while considering changes in market and business conditions.

 Item 6.  Selected Financial Data

Selected financial data and significant events related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars in Millions, Except Per Share Amounts)	2009	2008	2007	2006	2005

Earnings From Continuing Operations
Operating Revenue	$9,041	$11,255	$10,030	$9,566	$8,618
Operating Expense	6,756	8,487	7,770	7,417	7,062
Operating Income	$2,285	$2,768	$2,260	$2,149	$1,556

Earnings from Continuing Operations (a)	$1,137	$1,495	$1,236	$1,318	$716

Earnings Per Share: (a)
From Continuing Operations	$2.90	$3.73	$2.88	$3.00	$1.66
From Continuing Operations, Assuming Dilution	2.87	3.66	2.77	2.84	1.58

Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,090	$745	$714	$900	$602
Total Assets	27,036	26,288	25,534	25,129	24,232
Long-term Debt	7,895	7,512	6,470	5,362	5,093
Shareholders' Equity (b)	8,860	8,068	8,706	9,031	8,022

Other Data Per Common Share
Dividend Per Share	$0.88	$0.77	$0.54	$0.33	$0.215

Employees -- Annual Averages
Rail	28,572	31,664	32,477	32,987	32,033
Other	1,516	2,699	2,966	3,018	3,076
Total	30,088	34,363	35,443	36,005	35,109

(a)	Prior year amounts have been reclassified to reflect discontinued operations. For further information, see Note 14, Discontinued Operations.

(b)
Prior year amounts have been reclassified to reflect noncontrolling interest expense as a component of Stockhoders’ Equity.  See New Accounting Pronouncements in Note 1, Nature of Operations and Significant Accounting Policies for further information.

CSX CORPORATION
PART II

Significant Events

2008	--	Recorded a non-cash adjustment to income of $30 million pre-tax, or $19 million after-tax, to correct equity earnings from a non-consolidated subsidiary.

2006	--	Two-for-one split of the Company’s common stock effective 2006. All periods have been retroactively restated to reflect the stock split.

--	Recognized gains of $168 million pre-tax, or $104 million after-tax, on insurance recoveries from claims related to Hurricane Katrina.

--	Recognized an income tax benefit of $151 million primarily related to the resolution of certain tax matters, including resolution of ordinary course federal income tax audits for 1994 – 1998.

--	Recognized a $26 million after-tax non-cash gain on additional Conrail property received.

2005	--
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

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Strategic Overview

CSX and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce.  CSX’s network is positioned to reach more than two-thirds of Americans, who account for about three-quarters of the nation’s consumption of goods.  The CSX rail network spans 21,000 miles of track with service to 23 states and the District of Columbia, and connects more than 70 ocean, river, and lake ports with major manufacturing and distribution centers in the Northeast, Midwest and South. Through this network, the Company transports a broad portfolio of products, ranging from coal and new energy sources, like biodiesel and ethanol, to automobiles, chemicals, military equipment and consumer products.

In 2009, CSX and the rail industry experienced significant freight rail volume declines.  During this period CSX, nonetheless, was able to make financial and operational improvements by maintaining a focus on safety, train operations and cost control.  CSX took aggressive actions to manage costs and right-size resources to match demand conditions.  These actions included right-sizing the labor force through furloughs to match decreasing volumes, adjusting the ONE Plan to reduce the size of its scheduled train network, adjusting the unit train network in order to conserve resources and reducing the number of active locomotives and freight cars to reduce maintenance costs.  In addition to controlling resources, the Company stayed focus on striving for high safety standards and continuing to provide strong customer service.  The Company also continues to advance its Total Service Integration (“TSI”) initiative, which aims to optimize train size and increase asset utilization while delivering more reliable service to customers.

In addition to a commitment to strengthening operational efficiency and productivity, CSX continues to invest in its network to further enhance safety and improve service and reliability for its customers.  To adequately continue these investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  To that end, CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of CSX’s rail service will be reflected in new legislation and policy.

As an example of CSX’s commitment to investing in its network and improving the flow of freight, the Company launched the National Gateway, a multi-million dollar public-private infrastructure initiative which will significantly improve the efficiency of the freight network between the Mid-Atlantic ports and the Midwest.  When completed, the National Gateway is expected to reduce truck traffic and increase intermodal capacity on key corridors without increasing the number of trains.  As a result, the Company’s customers will benefit from improved service and reliability, reduced transport times and expanded access to rail services.

CSX CORPORATION
PART II

With a blend of improved safety trends, productivity gains, pricing and prudent investment in the train network and rail efficiency, the Company has positioned itself to benefit from the gradual economic recovery.  The Company expects to deliver double-digit earnings per share growth for 2010.  This expectation is supported by strong volume and revenue growth, including export coal shipments that could approach 30 million tons this year, and strong operating ratio improvement as well.

2009 HIGHLIGHTS

•	Revenue decreased $2.2 billion or 20% to $9.0 billion as declines in volume and lower fuel surcharge revenue more than offset core pricing gains.

•	Expenses decreased $1.7 billion or 20% to $6.8 billion, reflecting a sharp decline in the price of fuel as well as productivity gains and right-sizing efforts.

•	Operating income decreased $483 million or 17% to $2.3 billion.

•	Operating ratio improved to 74.7%, an all-time record.

Even with a severe, broad-based economic recession, CSX delivered solid financial results.  Revenues were down 20% from the prior year, as a 6.2% increase in core pricing was offset by a 15% decline in volume and lower fuel surcharge recovery (associated with the sharp decline in fuel prices).  Year-over-year volume declines were experienced across all markets with the exception of the domestic intermodal segment.  In this challenging environment, the Company continued to achieve pricing gains primarily due to improved service and the overall cost advantages that rail-based solutions provide to customers versus other modes of transportation.

At the same time, CSX was able to reduce expenses by $1.7 billion, or 20%, versus the prior year.  These expense reductions helped partially offset the revenue decline and were a combined result of lower fuel expense, ongoing productivity initiatives and overall cost management efforts.  Because of the Company’s continued focus on cost control, CSX was able to achieve a record operating ratio of 74.7%.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 39 through 42.

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

CSX CORPORATION
PART II

During 2009, the Company continued to advance its efforts on safety and operating performance.  CSXT delivered improved year-over-year results in both FRA personal injuries and train accidents.  The FRA personal injury index declined to 1.19, a 2% improvement. Reported FRA train accident frequency declined to 2.77, for a 5% improvement. The same results over a five year period show a 49% improvement in the FRA personal injury frequency index and a 43% improvement in the FRA train accident rate which is attributable to the Company’s continuous focus on safety.

Key service metrics remained strong in the year. On-time train originations and arrivals were 81% and 80%, respectively, for the year.  CSXT reduced the number of train starts in response to lower demand which resulted in an increase in average dwell to 24.1.  Average cars-on-line declined to 216,013, also primarily due to lower demand levels. Average train velocity improved to 21.8 miles per hour, as the network remained fluid. CSXT aims to maintain key operating measures and service reliability at high levels, while reducing resource utilization in response to current business conditions.

CSX CORPORATION
PART II

Rail Operating Statistics (Estimated)		Fiscal Years		Improvement/
		2009	2008	(Decline)%
Service
Measurements	FRA Personal Injuries Frequency Index	1.19	1.22	2%

	FRA Train Accident Rate	2.77	2.92	5

	On-Time Train Originations	81%	79%	3
	On-Time Destination Arrivals	80%	70%	14

	Dwell	24.1	23.3	(3)
	Cars-On-Line	216,013	223,577	3

	Train Velocity	21.8	20.5	6

				Increase/
				(Decrease)
Resources	Route Miles	21,190	21,205	-%
	Locomotives (owned and long-term leased)	4,071	4,143	(2)
	Freight Cars (owned and long-term leased)	84,282	91,350	(8)%

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

Dwell – Average amount of time in hours between car arrival at and departure from the yard.  It does not include cars moving through the yard on the same train.

Cars-On-Line – An average count of all cars on the network (does not include locomotives, cabooses, trailers, containers or maintenance equipment).

Train Velocity – Average train speed between terminals in miles per hour (does not include locals, yard jobs, work trains or passenger trains).

CSX CORPORATION
PART II

In addition to producing strong financial, safety and service results, CSX continued to invest in its business to create long-term value for shareholders.  In 2009 property additions of $1.4 billion as well as $160 million of new assets purchased using seller financing were slightly lower than prior year.  (These items are reflected in the investing and financing sections of the cash flow statement, respectively.)  The Company remains committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity.  As described below, free cash flow before dividends decreased $551 million to $670 million.  This decrease was primarily driven by decreased cash from operations as a result of lower earnings.  Partially offsetting this decrease were fewer property additions in 2009 compared to the prior year.  CSX also maintained the quarterly dividend of $0.22 throughout 2009.

Free Cash Flow (Non-GAAP Measure)

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2009	2008	2007
(Dollars in Millions)
Net cash provided by operating activities	$2,060	$2,914	$2,184
Property additions (a)	(1,447)	(1,740)	(1,773)
Other investing activities and Conrail free cash flow	57	47	(35)
Free Cash Flow (before payment of dividends)	$670	$1,221	$376

(a) As shown on the cash flow statement under supplemental cash flow information, seller financed assets included new assets purchased as well as lease buyouts.  New assets purchased included in this amount were $160 million and $54 million for 2009 and 2008, respectively.  No new assets were purchased during 2007 using seller financing.

CSX CORPORATION
PART II

FORWARD-LOOKING STATEMENTS

Certain statements in this report and in other materials filed with the SEC, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements.  The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements within the meaning of the Private Securities Litigation Reform Act may contain, among others, statements regarding:

•	projections and estimates of earnings, revenues, volumes, rates, cost-savings, expenses, or other financial items;

•	expectations as to results of operations and operational initiatives;

•
expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on the Company’s financial condition, results of operations or liquidity;

•
management’s plans, strategies and objectives for future operations, proposed new services and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

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

CSX CORPORATION
PART II

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.  The following important factors, in conjunction with those discussed in Item 1A (Risk Factors) and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

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

•
material changes in domestic or international economic, political or business conditions, including those affecting the transportation industry such as access to capital markets, ability to revise debt arrangements as contemplated, customer demand, customer acceptance of price increases, effects of adverse economic conditions affecting shippers and adverse economic conditions in the industries and geographic areas that consume and produce freight;

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

•	labor costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally;

•	the Company’s success in implementing its strategic plans and operational objectives and improving operating efficiency;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting full year 2010 economic and business conditions at an early point in the year and in the economic recovery.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.  The information on the CSX website is not part of this annual report on Form 10-K.

CSX CORPORATION
PART II

FINANCIAL RESULTS OF OPERATIONS

2009 vs. 2008 Results of Operations
(Dollars in Millions)
Fiscal Years

					CSX
	Rail (a)		Intermodal		Consolidated (a)
	2009	2008	2009	2008	2009	2008	$ Change	% Change
Revenue	$7,837	$9,789	$1,204	$1,466	$9,041	$11,255	$(2,214)	(20)%
Operating Expense:
Labor and Fringe	2,561	2,879	68	76	2,629	2,955	326	11
Materials, Supplies and Other	1,530	1,933	185	200	1,715	2,133	418	20
Fuel	845	1,810	4	7	849	1,817	968	53
Depreciation	883	879	25	25	908	904	(4)	-
Equipment and Other Rents	289	317	102	108	391	425	34	8
Inland Transportation	(394)	(507)	658	760	264	253	(11)	(4)
Total Expense	5,714	7,311	1,042	1,176	6,756	8,487	1,731	20
Operating Income	$2,123	$2,478	$162	$290	$2,285	$2,768	$(483)	(17)

Interest Expense					(558)	(519)	(39)	(8)
Other Income - Net					34	100	(66)	(66)
Income Tax Expense					(624)	(854)	230	27
Earnings from Continuing Operations					1,137	1,495	(358)	(24)
Discontinued Operations (b)					15	(130)	145	112
Net Earnings					$1,152	$1,365	$(213)	(16)

Earnings Per Diluted Share
From Continuing Operations					$2.87	$3.66	$(0.79)	(22)
Discontinued Operations (b)					0.04	(0.32)	0.36	113
Net Earnings					$2.91	$3.34	$(0.43)	(13)%

Operating Ratio	72.9%	74.7%	86.5%	80.2%	74.7%	75.4%

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as Total Distribution Services, Inc., Transflo Terminal Services, Inc., CSX Technology, Inc. and other subsidiaries.

(b)
In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort.  The results are now classified as discontinued operations.  For more information, see Note 14,  Discontinued Operations.

CSX CORPORATION
PART II

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Years

	Volume			Revenue			Revenue Per Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Chemicals	424	493	(14)%	$1,267	$1,454	(13)%	$2,988	$2,949	1%
Emerging Markets	405	487	(17)	585	714	(18)	1,444	1,466	(2)
Forest Products	258	344	(25)	547	793	(31)	2,120	2,305	(8)
Agricultural Products	428	432	(1)	960	1,010	(5)	2,243	2,338	(4)
Metals	200	337	(41)	399	752	(47)	1,995	2,231	(11)
Phosphates and Fertilizers	289	334	(13)	373	461	(19)	1,291	1,380	(6)
Food and Consumer	100	109	(8)	233	281	(17)	2,330	2,578	(10)
Total Merchandise	2,104	2,536	(17)	4,364	5,465	(20)	2,074	2,155	(4)

Coal	1,487	1,779	(16)	2,615	3,110	(16)	1,759	1,748	1
Coke and Iron Ore	66	100	(34)	112	175	(36)	1,697	1,750	(3)
Total Coal	1,553	1,879	(17)	2,727	3,285	(17)	1,756	1,748	-

Automotive	234	343	(32)	511	784	(35)	2,184	2,286	(4)

Other	-	-	-	235	255	(8)	-	-	-
Total Rail	3,891	4,758	(18)	7,837	9,789	(20)	2,014	2,057	(2)

International	780	1,000	(22)	353	509	(31)	453	509	(11)
Domestic	1,122	1,069	5	831	927	(10)	741	867	(15)
Other	-	-	-	20	30	(33)	-	-	-
Total Intermodal	1,902	2,069	(8)	1,204	1,466	(18)	633	709	(11)

Total	5,793	6,827	(15)%	$9,041	$11,255	(20)%	$1,561	$1,649	(5)%

 Certain data within Merchandise categories have been reclassified to conform to the current year presentation.

CSX CORPORATION
PART II

2009 vs. 2008 Rail Results of Operations

Rail Revenue

Rail revenue, which excludes Intermodal, is categorized by three main lines of business: merchandise, coal and automotive.  Rail revenue decreased $2.0 billion, or 20%, to $7.8 billion from the prior year driven by an 18% decline in volume and lower fuel cost recovery associated with the sharp decline in fuel prices.  The broad-based economic recession drove year-over-year volume declines across all major markets.  In this challenging environment, CSXT continued to achieve pricing gains primarily due to improved service and the overall cost advantages that rail-based solutions provide to customers versus other modes of transportation.

Merchandise

Chemicals – Volume declined as weakness in the housing, automotive and consumer goods markets significantly reduced demand for chemical products related to those markets. Revenue per unit was flat as yield management efforts were offset by lower fuel recovery.

Emerging Markets – Volume was down as a result of declines in aggregate shipments, such as crushed stone, sand and gravel, caused by a continued weakness in both residential and non-residential construction.

Forest Products – A weak housing market drove the decline in lumber and building products. Paper volume continued to be soft due to electronic media substitution and less packaging being used as a result of lower consumer spending.

Agricultural Products - Volume was down slightly as the growth in ethanol and export grain was more than offset by lower poultry production which negatively impacted the feed grain and ingredient markets.

Metals – The largest decline in volume was experienced in metals driven by weak global and domestic steel demand in the automotive and construction industries.  The decline in demand moderated during the year due to replenishment of low inventories and an improvement in automotive production.

Phosphates and Fertilizers – International and domestic shipments declined due to lower phosphate and potash soil application by farmers in reaction to lower prices for grain and the tight credit environment.

Food and Consumer –Weakness in residential construction caused reduced shipments of appliances and other consumer goods.  Yet, basic needs markets such as food products were less severely impacted by the economic conditions.

CSX CORPORATION
PART II

Coal

Volume declines were driven by lower demand from electric utilities and a decrease in exports compared to 2008.  Domestic coal demand for generating electricity was down due to natural gas substitution and lower industrial production, resulting in continued high stock pile levels.   The 2009 export market decline was a result of both lower steel production in Europe reducing the need for metallurgical coal (used to produce steel) and less expensive alternative global sources for European utilities.  Overall revenue per unit for the Coal market improved as yield management efforts more than offset lower fuel recovery.

For 2010, domestic utility demand is expected to remain weak through the first half of the year.  However, export market conditions are improving due to increasing global steel production.  Export coal shipments could approach 30 million tons in 2010. This increase in demand is expected to more than offset the forecasted domestic utility coal weakness, potentially producing full year gains in overall coal, coke and iron ore shipments.

Automotive

Volume declined due to a reduction in light vehicle production, several plant closures and lower vehicle sales driven by the weak economy and a tight credit environment.  Volume, however, improved in the second half of the year as inventories stabilized and the Cash for Clunkers program helped spur sales. Revenue per unit was negatively impacted by lower fuel recovery associated with the sharp decline in fuel prices.

Rail Expense

Total rail expenses for 2009 decreased 22% or $1.6 billion to $5.7 billion compared to the prior year.  The description of what is included in each category as well as significant year over year changes is described below.

Labor and Fringe expenses include employee compensation and benefit programs.  These expenses are primarily affected by inflation, headcount, wage rates, incentives earned, healthcare plan costs, and pension and other post-retirement plan expenses.  These expenses decreased $318 million primarily driven by labor productivity initiatives, such as employee furloughs and reduced crew overtime.  Lower incentive compensation was partially offset by inflation and other items.

CSX CORPORATION
PART II

Materials, Supplies and Other expenses consist primarily of materials and contracted services to maintain infrastructure and equipment and for terminal services at automotive facilities.  This category also includes costs related to casualty claims, environmental remediation, train accidents, utilities, property and sales taxes and professional services.  Materials, supplies and other expenses decreased by $403 million in 2009. This decrease is driven by several items, the largest impact being a decline in volume-related expenses.  Improving trends in safety and a decrease in overall casualty claims drove a net favorable adjustment to casualty reserves during 2009.  Prior year storm and proxy-related items not repeated in the current year also added to this decrease.  Lastly, improved collections and a stabilizing economic environment caused a decrease in bad debt expense.  This decrease was partially offset by an increase in inflation-related items in 2009.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel.  This expense is driven by the market price and locomotive consumption of diesel fuel.  Fuel expense decreased $965 million primarily due to sharply lower fuel prices and lower volume.

Depreciation expense primarily relates to recognizing the cost of a capital asset, such as locomotives, railcars and track structure, over its useful life.  This expense is impacted primarily by the capital expenditures made each year.  Depreciation expense increased $4 million primarily due to a slightly larger asset base.  This increase was largely offset by lower depreciation rates resulting from periodic asset life studies.

Equipment and Other Rents primarily includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of CSXT equipment.  This category of expenses also includes lease expenses primarily for locomotives, railcars, containers and trailers, office and other rentals. These expenses decreased $28 million mainly due to lower volume and fewer locomotive leases.

Inland Transportation expenses included in the rail segment are primarily for amounts paid to CSXT from Intermodal for shipments on CSXT’s network.  These intercompany charges are eliminated in consolidated results.  The remaining consolidated amount which fluctuates with volume is expense paid by Intermodal to other transportation companies.

CSX CORPORATION
PART II

2009 vs. 2008 Intermodal Results of Operations

Intermodal operating income decreased $128 million, or 44%, to $162 million in 2009. Intermodal revenue declined $262 million, or 18%, to $1.2 billion, due to an 8% reduction in volume and an 11% decline in revenue per unit. The volume decline was led by a decrease in international traffic due to the economy which was partially offset by domestic growth in railroad provided container shipments, over-the-road truckload conversions, and expanded service offerings. Revenue per unit was lower primarily due to decreased fuel recovery and competitive truck pricing.

Intermodal operating expense decreased 11%, or $134 million, to $1.0 billion driven primarily by a decline in volume and lower fuel prices. Purchased transportation expense increased over 2008 due to increased volume in domestic transcontinental traffic.

2009 vs. 2008 Consolidated Results

Interest Expense

Interest expense increased $39 million to $558 million due to higher average debt balances in 2009.

Other Income – Net

Other income decreased $66 million to $34 million in 2009.  Last year’s results included a $30 million non-cash adjustment to correct equity earnings from a non-consolidated subsidiary that was not repeated in the current year.  This decrease also included lower average cash and investment balances and a lower average rate of return as well as lower income from real estate sales.

Income Tax Expense

Income tax expense decreased $230 million to $624 million primarily due to lower earnings in 2009.

Net Earnings

Net earnings decreased $213 million to $1.2 billion and earnings per diluted share decreased $.43 to $2.91 in 2009.  This decrease was primarily due to the following factors:

•	Operating income decreased $483 million primarily due to lower revenue.

•
Offsetting this decrease was a $145 million increase in income from discontinued operations as 2008 included an impairment loss related to The Greenbrier as well as a $230 million decrease in tax expense.

CSX CORPORATION
PART II

2008 vs. 2007 Results of Operations
(Dollars in Millions)
Fiscal Year

					CSX
	Rail (a)		Intermodal		Consolidated
	2008	2007	2008	2007	2008	2007	$ Change	% Change
Revenue	$9,789	$8,674	$1,466	$1,356	$11,255	$10,030	$1,225	12%
Operating Expense:
Labor and Fringe	2,879	2,905	76	81	2,955	2,986	31	1
Materials, Supplies and Other	1,933	1,720	200	178	2,133	1,898	(235)	(12)
Fuel	1,810	1,307	7	5	1,817	1,312	(505)	(38)
Depreciation	879	849	25	34	904	883	(21)	(2)
Equipment and Other Rents	317	341	108	110	425	451	26	6
Inland Transportation	(507)	(448)	760	688	253	240	(13)	(5)
Total Expense	7,311	6,674	1,176	1,096	8,487	7,770	(717)	(9)
Operating Income	$2,478	$2,000	$290	$260	$2,768	$2,260	$508	22

Interest Expense					(519)	(417)	(102)	(24)
Other Income - Net					100	105	(5)	(5)
Income Tax Expense					(854)	(712)	(142)	(20)
Earnings from Continuing Operations					1,495	1,236	259	21
Discontinued Operations (b)					(130)	100	(230)	(230)
Net Earnings					$1,365	$1,336	$29	2

Earnings Per Diluted Share
From Continuing Operations					$3.66	$2.77	$0.89	32
Discontinued Operations (b)					(0.32)	0.22	(0.54)	(245)
Net Earnings					$3.34	$2.99	$0.35	12%

Operating Ratio	74.7%	76.9%	80.2%	80.8%	75.4%	77.5%

(a)	In addition to CSXT, the Rail segment includes non-railroad subsidiaries such as TDSI, Transflo, CSX Technology and other subsidiaries.

(b)
In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort.  The results are now classified as discontinued operations.  For more information, see Note 14,  Discontinued Operations.

CSX CORPORATION
PART II

VOLUME AND REVENUE (Unaudited)
Volume (Thousands of Units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Years

	Volume			Revenue			Revenue Per Unit
	2008	2007	% Change	2008	2007	% Change	2008	2007	% Change
Chemicals	493	527	(6)%	$1,454	$1,331	9%	$2,949	$2,526	17%
Emerging Markets	487	546	(11)	714	684	4	1,466	1,253	17
Forest Products	344	385	(11)	793	803	(1)	2,305	2,086	10
Agricultural Products	432	410	5	1,010	786	28	2,338	1,917	22
Metals	337	355	(5)	752	702	7	2,231	1,977	13
Phosphates and Fertilizers	334	363	(8)	461	421	10	1,380	1,160	19
Food and Consumer	109	118	(8)	281	263	7	2,578	2,229	16
Total Merchandise	2,536	2,704	(6)	5,465	4,990	10	2,155	1,845	17

Coal	1,779	1,771	-	3,110	2,483	25	1,748	1,402	25
Coke and Iron Ore	100	91	10	175	120	46	1,750	1,319	33
Total Coal	1,879	1,862	1	3,285	2,603	26	1,748	1,398	25

Automotive	343	439	(22)	784	839	(7)	2,286	1,911	20

Other	-	-	-	255	242	5	-	-	-
Total Rail	4,758	5,005	(5)	9,789	8,674	13	2,057	1,733	19

International	1,000	1,132	(12)	509	525	(3)	509	464	10
Domestic	1,069	979	9	927	807	15	867	824	5
Other	-	-	-	30	24	25	-	-	-
Total Intermodal	2,069	2,111	(2)	1,466	1,356	8	709	642	10

Total	6,827	7,116	(4)%	$11,255	$10,030	12%	$1,649	$1,409	17%

 Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART II

2008 vs. 2007 Rail Results of Operations

Rail Revenue

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

Rail Expense

Total rail operating expenses for 2008 increased 10% or $637 million to $7.3 billion compared to the prior year.  The description of what is included in each category is included in the current year’s rail expense section on the previous pages.  The significant year over year changes are described below.

Labor and Fringe expenses decreased $26 million primarily driven by reduced staffing levels and lower benefit costs which were mostly offset by wage inflation.

Materials, Supplies and Other expenses increased by $213 million in 2008 primarily due to favorable personal injury reserve benefits in the prior year.  Additionally, these costs also increased as a result of inflation, proxy-related items and other items.

Fuel expense increased $503 million due to higher fuel prices during most of the year which more than offset increased fuel efficiency.

Depreciation expense increased $30 million primarily due to a larger asset base as a result of higher capital spending.  This increase was partially offset by lower depreciation rates resulting from periodic asset life studies.

Equipment and Other Rents expenses decreased $24 million due mainly to lower volume and fewer locomotive leases.

CSX CORPORATION
PART II

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

2008 vs. 2007 Consolidated Results of Operations

Interest Expense

Interest expense increased $102 million in 2008 to $519 million due primarily to higher average debt balances in 2008.

Other Income – Net

Other income was flat with a decrease of $5 million to $100 million in 2008.  Lower income from real estate sales as well as lower cash and investment balances in 2008 were offset by a $30 million non-cash adjustment to correct equity earnings from a non-consolidated subsidiary.

Income Tax Expense

Income tax expense increased $142 million to $854 million which was driven by higher operating income in 2008.  This increase was partially offset by an $18 million income tax benefit during 2008 principally related to the settlement of federal income tax audits and certain other tax matters.

Net Earnings

 Net earnings increased $29 million to $1.4 billion and earnings per diluted share increased $0.35 to $3.34 in 2008.  This increase was primarily due to the following factors:

•	Operating income increased $508 million primarily driven by higher revenues. This increase in operating income was partially offset by higher interest expense due to higher debt levels.

•
Almost entirely offsetting this increase was a 2008 impairment loss related to The Greenbrier and a 2007 tax benefit associated with the sale of CSX’s International Terminals business that was not repeated.

CSX CORPORATION
PART II

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a company’s ability to generate adequate amounts of cash to meet both current and future needs for obligations as they mature and to provide for planned capital expenditures, including those to implement regulatory and legislative initiatives.  In order to have a complete picture of a company’s liquidity, its balance sheet, sources and uses of cash flow and external factors should be reviewed.

Material Changes in the Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

CSX’s balance sheet reflects its strong capital base and the impact of CSX’s balanced approach in deploying its capital for the benefit of its shareholders, which includes reinvestment in the Company’s existing infrastructure, investments in the network and dividends.

Net properties increased $525 million since December 2008 due to planned capital expenditures.  Additionally, overall long-term debt obligations had a net increase of $177 million due to the new debt issuance of $500 million offset by payments of $323 million during the current year.

Total shareholders’ equity increased $792 million during 2009.  This increase was mainly attributable to net earnings partially offset by dividend payments of $345 million.

Sources and Uses of Cash

The Company has multiple sources of cash.  First, the Company generates cash from operations.  In 2009, the Company generated $2.1 billion of cash from operating activities which represented an $854 million decrease from the prior year.  This decrease was primarily driven by less cash generated from rail and intermodal operations and higher pension contributions in 2009 versus 2008.  Second, CSX has access to numerous financing sources including a $1.25 billion five-year unsecured revolving credit facility that expires in May 2012.  This facility can be increased by an additional $500 million to $1.75 billion with the approval of the lending banks.  See Note 9, Debt and Credit Agreements for more information.

CSX will also file its shelf registration statement with the SEC on February 19, 2010.   This shelf registration statement is unlimited as to amount and may be used, subject to market conditions and CSX Board authorization, to issue debt or equity securities at CSX’s discretion. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such debt securities on acceptable terms at any given time, or at all.

In 2009, the Company entered into a $250 million receivables securitization facility. For further details, see page 50.

CSX CORPORATION
PART II

Among other things, the Company uses cash for scheduled payments of debt and leases and to pay dividends to shareholders, as declared by the Board of Directors.  CSX paid dividends of $345 million in 2009, which was $37 million more than prior year.  This increase was primarily due to an increase in the quarterly dividend to $0.22 per share midway through 2008.  Net cash used in financing activities decreased primarily as a result of $1.6 billion of prior year share repurchases that were not repeated in 2009 and was partially offset by less cash received from debt issued in 2009 as compared to 2008.

Net cash used in investing activities during 2009 was driven by $1.4 billion of property additions. (In addition, capital expenditures for 2009 also included $160 million of new assets purchased using seller financing, which are included in financing activities on the cash flow statement).  Funds used for property additions are further described below.

		Fiscal Years
Property Additions (Dollars in millions) (a)	2009	2008	2007
Track	$768	$720	$630
Bridges, Signals and Other	216	213	191
Locomotives and Freight Cars	107	454	458
Capacity and Commercial Facilities	169	147	272
Hurricanes Katrina / Gustav Asset Replacement	2	42	24
Other	185	164	198
Total	$1,447	$1,740	$1,773

(a)
As shown on the cash flow statement under supplemental cash flow information, seller financed assets included new assets purchased as well as lease buyouts.  New assets purchased included in this amount were $160 million and $54 million for 2009 and 2008, respectively.  No new assets were purchased during 2007 using seller financing.

Capital spending programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.  For 2010, CSX plans to spend $1.7 billion of capital of which 68% will be used to sustain the core infrastructure.  Approximately $200 million, or 12%, of total capital spending will be applied toward the implementation of unfunded required regulatory projects such as Positive Train Control (“PTC”) which is approximately $170 million.  CSX intends to fund these capital investments through funds from operations.  The remaining 20% will be allocated to locomotives, freight cars and high return, growth or productivity investments such as the National Gateway (a public-private infrastructure initiative to improve network capacity between Mid-Atlantic ports and the Midwest).

CSX is continually evaluating market and regulatory conditions that could affect the Company’s ability to generate sufficient returns on capital investments.  CSX may revise this estimate as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations.

CSX CORPORATION
PART II

Although new legislation or regulations, such as the STB Reauthorization Bill or climate change legislation, could have a material adverse effect on the Company’s operations and financial performance in the future (see Risk Factors under Item 1A of this Form 10-K), it is too early to predict the manner or severity of such impact. However, the Company continues to take steps and explore opportunities to reduce the impact of its operations on the environment, including investments in new technologies, reducing fuel consumption and increasing fuel efficiency and lowering emissions.

Liquidity and Working Capital

Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with over $1 billion of cash, cash equivalents and short-term investments.  CSX also has a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  Additionally, in 2009, the Company took advantage of an improvement in capital market conditions and issued $500 million of new debt.

Also, in 2009, the Company entered into a $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term and expires on September 27, 2010.  As of the date of this filing, CSX has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transfer eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. The cash received in exchange for these receivables when CSX Trade Receivables monetizes them by selling them to third-party lenders will be recorded as debt on CSX’s consolidated financial statements due to certain optional reduction or prepayment provisions.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $705 million and a working capital deficit of $13 million at December 2009 and 2008, respectively.  The favorable change is primarily due to increased cash balances as a result of new debt issued during 2009.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including its revolving credit facility and shelf registration statement, to manage its day-to-day cash requirements and any anticipated obligations.  The Company from time to time accesses the credit markets for additional liquidity.

CSX CORPORATION
PART II

Credit Ratings

Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay a debt obligation at maturity.  The ratings reflect many considerations, such as the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company’s cash flows to changes in the economy.  The two largest rating agencies, Standard & Poor’s (“S&P”) and Moody’s Investors Service (“Moody’s”), use alphanumeric codes to designate their ratings.  The highest quality rating for long-term credit obligations is AAA+ and Aaa1 for S&P and Moody’s, respectively.  A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be “investment grade.”  Currently, CSX’s long-term ratings fall within this category.  If CSX's credit ratings were to decline to lower levels, the Company could experience significant increases in its interest cost for new debt.  In addition, the market’s demand, and thus the Company’s ability to readily issue new debt, could become further influenced by the economic and credit market environment.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other commitments:

Type of Obligation	2010	2011	2012	2013	2014	Thereafter	Total
(Dollars in Millions) (Unaudited)

Contractual Obligations
Long-term Debt (See Note 9)	$113	$605	$507	$779	$526	$5,478	$8,008
Operating Leases - Net (See Note 7) (a)	74	65	58	35	19	140	391
Agreements with Conrail (a)	5	3	3	3	4	3	21
Purchase Obligations (See Note 7)	386	434	320	271	272	3,853	5,536

Total Contractual Obligations	$578	$1,107	$888	$1,088	$821	$9,474	$13,956

Other Commitments
Guarantees (See Note 7)	$16	$13	$12	$-	$-	$-	$41
Other(b)	129	-	-	-	-	-	129

Total Other Commitments	$145	$13	$12	$-	$-	$-	$170

(a)
Agreements with Conrail (for information about Conrail see Note 13, Related Party Transactions) represent minimum future lease payments of $21 million for freight cars and locomotives. This amount plus total operating leases-net of $391 million above equals total net lease commitments of $412 million disclosed in Note 7, Commitments and Contingencies.

(b)
Other commitments of $129 million consisted of surety bonds and letters of credit.  Surety bonds are issued by a third-party as an assurance that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement.

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

 Casualty, Environmental and Legal Reserves

 Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount of $25 million per injury.  In accordance with the Contingencies Topic in the FASB Accounting Standards Codification (“ASC”), to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

Claims have shown a continued downward trend in the number of injuries, resulting in a continued reduction of the Company’s FRA personal injury rate.  This reduction is a direct result of the Company’s improvement in safety.  Additionally, the trend in the severity of injuries has significantly declined.  During 2009, the Company reduced personal injury reserves by $84 million based on management’s review of the actuarial analysis performed by an independent actuarial firm.  These reductions were included in materials, supplies and other in the consolidated income statements.

Occupational

Occupational claims arise from allegations of exposures to certain materials in the workplace, such as asbestos, solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

Asbestos

The Company is party to a number of occupational claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s.  Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until it was substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against the previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to a disease and onset of the disease) which can range from 10 years to 40 years.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

The Company retains a third-party specialist with extensive experience in performing asbestos and other occupational studies to assist management in assessing the value of the Company’s reserves. The analysis is performed by the specialist semi-annually and is reviewed by management.  The objective of the analysis is to determine the number of estimated incurred but not reported (“IBNR”) claims and the estimated average cost per claim to be received over the next seven years.  Seven years was determined by management to be the time period in which probable claim filings and claim values could be estimated with more certainty.

The Company, with the assistance of the third-party specialist, determines its potentially exposed population and it is then able to derive the estimated number of IBNR claims. The estimated average cost per claim is then determined utilizing recent actual average cost per claim data and national industry data. Key elements of the assessment include the following:

•
An estimate is computed using a ratio of Company employee data to national employment for select years during the period 1938-2001.  The Company uses railroad industry historical census data because it does not have detailed employment records in order to compute the population of potentially exposed employees.

•
The projected incidence of disease is estimated based on epidemiological studies using employees’ ages and the duration and intensity of potential exposure while employed.  Epidemiology is the medical science that deals with the incidence, distribution and control of diseases in a population.

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) is computed using the Company’s average historical claim filing rates for a three-year calibration period.

•
An estimate of the future anticipated dismissal rate by type of claim is computed using the Company’s historical average dismissal rates observed during a period that management feels is representative of future dismissal rates.  This period may differ from the current calibration period and is dependent upon disease type and other determining factors.

•
An estimate of the future anticipated settlement by type of disease is computed using the Company’s historical average dollars paid per claim using the average settlement by type of incident observed during a period that management feels is representative of future settlement amounts.  This period may differ from the current calibration period and is dependent upon disease type and other determining factors.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

From these assumptions, the Company projects the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates are applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that were closed without payment, are used to calculate the number of future claims by disease type that should be deducted from the total number of anticipated claims.  Finally, the number of such claims was multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.

The estimated future filing rates and estimated average claim values were the most sensitive assumptions for this reserve.  A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in less than a $1 million increase or decrease in the liability recorded for unasserted asbestos claims.

Other Occupational

For all other occupational claims such as solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss, the Company retains a third-party specialist with extensive experience in performing other occupational studies to assist management in assessing the value of the Company’s reserves. The analysis is performed by the specialist semi-annually and is reviewed by management.  The objective of the analysis is to determine the number of IBNR claims and the estimated average cost per claim to be paid in future periods.  With the exception of carpal tunnel, management has determined that seven years is the most probable period in which claim filing and claim values could be estimated with more certainty. Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.  Similar to the asbestos liability estimation process, the key elements of the assessment include the following:

•
An estimate of the potentially exposed population for other occupational diseases is calculated by projecting active versus retired workforce from 2009 to 2016 based upon information obtained from the Railroad Retirement Board in its 2009 report.

•
An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee is computed using the Company’s average historical claim filing rates for the calibration periods management felt were representative of future filing rates.  For carpal tunnel and repetitive stress injuries, the current calibration period is a two-year average of claim filings.  All other diseases or injuries use a three-year calibration period.  An estimate is made to forecast future claims by using the filing rates by disease and the active and retired employee population each year.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

•
An estimate of the future anticipated dismissal rate by type of claim is computed using the Company’s historical average dismissal rates during a period that management feels is representative of future dismissal rates. This period may differ from the current calibration period and is dependent upon injury type and other determining factors.

•
An estimate of the future anticipated settlement by type of injury is computed using the Company’s historical average of dollars paid per claim for type of injury observed during a period that management feels is representative of future settlement amounts.  This period may differ from the current calibration period and is dependent upon injury type and other determining factors.

From these assumptions, the Company projects the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates are applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that were closed without payment, are used to calculate the number of future claims by disease type that should be deducted from the total number of anticipated claims.  Finally, the number of such claims was multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.

The estimated future filing rates and estimated average claim values were the most sensitive assumptions for this reserve.  A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in less than a $1 million increase or decrease in the liability recorded for unasserted other occupational claims.

During 2009, the Company reduced its reserves for asbestos and occupational injuries by $43 million.  Asbestos reserve reductions of $24 million were primarily related to approximately 1,500 claims that were based on unreliable medical evidence and therefore have been determined to have no value.  The remaining reduction is attributable to a decrease in carpal tunnel and repetitive stress injury claims.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 257 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct.  These costs could be substantial.

In accordance with the Asset Retirement and Environmental Obligations Topic in the ASC, the Company reviews its role with respect to each site identified at least quarterly, giving consideration to a number of factors such as:

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

Based on the review process, the Company has recorded amounts to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  The recorded liabilities for estimated future environmental costs are undiscounted.  The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.  Payments related to these liabilities are expected to be made over the next several years.  Environmental remediation costs are included in materials, supplies and other on the consolidated income statement.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

Legal

In accordance with the Contingencies Topic in the ASC, an accrual for a loss contingency is established if information available prior to issuance of the financial statements indicates that it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements, and the amount of loss can be reasonably estimated.  If no accrual is made for a loss contingency because one or both of these conditions are not met, or if an exposure to loss exists in excess of the amount accrued, disclosure of the contingency is made when there is at least a reasonable possibility that a loss or an additional loss may have been incurred.

The Company evaluates all exposures relating to legal liabilities at least quarterly and adjusts reserves when appropriate under the guidance noted above.  The amount of a particular reserve may be influenced by factors that include official rulings, newly discovered or developed evidence, or changes in laws, regulations and evidentiary standards.

 Pension and Post-retirement Medical Plan Accounting

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.  CSX made pension plan contributions of $250 million and $102 million to its qualified defined benefit pension plans in 2009 and 2008, respectively.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

    The accounting for these plans is subject to the guidance provided in the Compensation—Retirement Benefits Topic in the ASC.

    This rule requires that management make certain assumptions relating to the following:

•	long-term rate of return on plan assets;

•	discount rates used to measure future obligations and interest expense;

•	salary scale inflation rates;

•	health care cost trend rates; and

•	other assumptions.

These assumptions are determined as of the beginning of the year.  As permitted by the Compensation-Retirement Benefits Topic the Company previously used a plan measurement date of September 30 to actuarially value its pension and post-retirement plans.  During 2008, CSX changed its measurement date to its fiscal year-end in accordance with the topic noted above.  The effect of the change was a $13 million after-tax reduction to retained earnings.  The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  The Company reviews the long-term rate of return, discount, salary scale inflation and health care cost trend rates on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate.

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

The Company's expected long-term average rate of return on assets considers the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its 2009 and 2008 pension obligation was 8.5%.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Discount Rates

Discount rates affect the amount of liability recorded and the interest expense component of pension and post-retirement expense.  Discount rates reflect the rates at which pension and other post-retirement benefits could be effectively settled, or in other words, how much it would cost the Company to buy enough high quality bonds to generate cash flow equal to the Company’s expected future benefit payments.  The Company determines the discount rate based on the market yield as of year end for high quality corporate bonds whose maturities match the plans’ expected benefit payments.

The discount rates used by the Company to value its 2009 pension and post-retirement obligations are 5.25% and 4.75%, respectively.  For 2008, the discount rate used by the company to value its pension and post-retirement obligations was 6.5%.  Discount rates may differ for pension and post-retirement benefits due to the different time horizons of future payments for each of the plans.  As of December 2009, the time horizon for pensions is approximately 11 years, while, for post-retirement, the time horizon is approximately 7 years.

Each year, these discount rates are reevaluated and adjusted to reflect the best estimate of the current effective settlement rates.  If interest rates generally decline or rise, the assumed discount rates will change.

 Salary Scale Inflation Rates

Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 4.0% and 3.8% to value its 2009 and 2008 pension obligation, respectively.

Health Care Cost Trend Rates

Health care cost trend rates are based on recent plan experience and industry trends.  The Company uses actuarial data to substantiate the inflation assumption for health care costs, representing increases in total plan costs (which include claims and administrative fee cost components).  The 2009 assumed health care cost trend rate for benefit obligations is 8.5% for non-Medicare-eligible participants and 8.0% for Medicare-eligible participants which is expected to decrease gradually until reaching 5% in 2017, based upon current actuarial projections.  However, the year-to-year comparisons may fluctuate.  For 2008, the assumed health care cost trend rate for benefit obligations was 9.5% for non-Medicare-eligible participants and 10.5% for Medicare-eligible participants.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Other Assumptions

 The calculations made by the actuaries also include assumptions relating to mortality rates, turnover and retirement age.  These assumptions are based upon historical data and are selected by management.

2010 Estimated Pension and Post-retirement Expense

Net pension and post-retirement benefits expense for 2010 is expected to be approximately $60 million and $31 million, respectively, compared to $35 million and $34 million, respectively, in 2009.  The increase in the pension expense is primarily related to the decrease in the discount rate (which causes expense to increase) and additional amortization of the losses incurred by the pension plan assets during 2008.  These increases in expense were partially offset by the 2009 contributions.

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries and health care costs on the 2010 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB

Discount Rate 0.25% change	$5	$1
Salary Inflation 0.25% change	$10	$ -
Health Care Cost 1% change	N/A	$1

Depreciation Policies for Assets Utilizing the Group-Life Method

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise over 90% of total fixed assets of $31 billion on a gross basis at December 2009.  All other assets of the Company are depreciated on a straight line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

The Company currently utilizes more than 250 different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under group life.  Examples of depreciable asset categories include 18 different categories for crossties due to the different combinations of density classifications and asset types.  By utilizing various depreciable categories, the Company can more accurately account for the use of its assets.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

    The Company believes the group-life method of depreciation closely approximates the straight-line method of depreciation.  Additionally, due to the nature of most of its assets (e.g. track is one contiguous, connected asset), the Company believes that this is the most effective way to properly depreciate its assets.

Under group-life, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management's assumptions regarding the service lives of its properties.  A life study is the periodic review of asset lives for group assets conducted by a third-party expert, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires life studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

There are several factors taken into account during the life study and they include:

•	statistical analysis of historical life and salvage data for each group of property;

•	statistical analysis of historical retirements for each group of property;

•	evaluation of current operations;

•	evaluation of technological advances and maintenance schedules;

•	previous assessment of the condition of the assets and outlook for their continued use;

•	expected net salvage to be received upon retirement; and

•	comparison of assets to the same asset groups with other companies.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

    For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized.  As individual assets within a specific group are retired, resulting gains and losses are recorded in accumulated depreciation.  As part of the life study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study. Since the overall assumption with group-life is that the assets within the group on average have the same life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment to another railroad or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).

Recent experience with life studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $908 million and $904 million for 2009 and 2008 respectively.  A 1% change in the average life of all group-life assets would result in a $9 million change to the Company’s annual depreciation expense.  The Company completed life studies for its equipment assets in 2009 and concluded life studies for its road, track and equipment assets in 2008 resulting in a reduction in depreciation expense of $18 million in 2009 and $ 32 million in 2008.

Income Taxes

In 2007, CSX adopted accounting guidance in accordance with the Income Taxes Topic in the ASC that addressed how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this topic, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.  The Company’s reassessment of its tax positions did not have a material impact on the Company’s financial condition, results of operations or liquidity.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes.  Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs.  As of December 2009, the Company had $20 million outstanding in interest rate swap agreements.  A 1% fluctuation in interest rates on these swaps would cause less than a $1 million change in interest expense.

At December 2009, CSX had $78 million of outstanding floating rate debt obligations outstanding.  A 1% fluctuation in interest rates on these notes would cause a $1 million change in interest expense.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	66

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial
Statements Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	67
December 25, 2009
December 26, 2008
December 28, 2007

Consolidated Balance Sheets as of:	68
December 25, 2009
December 26, 2008

Consolidated Cash Flow Statements for Fiscal Years Ended:	69
December 25, 2009
December 26, 2008
December 28, 2007

Consolidated Statements of Changes in Shareholders' Equity:	70
December 25, 2009
December 26, 2008
December 28, 2007

Notes to Consolidated Financial Statements	71

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

 We have audited the accompanying consolidated balance sheets of CSX Corporation and subsidiaries as of December 25, 2009 and December 26, 2008, and the related consolidated statements of income, cash flows, and changes in shareholders' equity for each of the three fiscal years in the period ended December 25, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation and subsidiaries at December 25, 2009 and December 26, 2008, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended December 25, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation’s internal control over financial reporting as of December 25, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Independent Certified Public Accountants

Jacksonville, Florida
February 19, 2010

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2009	2008	2007
Revenue	$9,041	$11,255	$10,030
Expense
Labor and Fringe	2,629	2,955	2,986
Materials, Supplies and Other	1,715	2,133	1,898
Fuel	849	1,817	1,312
Depreciation	908	904	883
Equipment and Other Rents	391	425	451
Inland Transportation	264	253	240
Total Expense	6,756	8,487	7,770

Operating Income	2,285	2,768	2,260

Interest Expense	(558)	(519)	(417)
Other Income - Net (Note 10)	34	100	105
Earnings From Continuing Operations
Before Income Taxes	1,761	2,349	1,948

Income Tax Expense (Note 12)	(624)	(854)	(712)
Earnings From Continuing Operations	1,137	1,495	1,236

Discontinued Operations (Note 14)	15	(130)	100
Net Earnings	$1,152	$1,365	$1,336

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$2.90	$3.73	$2.88
Discontinued Operations	0.04	(0.32)	0.23
Net Earnings	$2.94	$3.41	$3.11

Net Earnings Per Common Share, Assuming Dilution
Continuing Operations	$2.87	$3.66	$2.77
Discontinued Operations	0.04	(0.32)	0.22
Net Earnings	$2.91	$3.34	$2.99

Average Common Shares Outstanding (Thousands)	392,127	400,740	430,433

Average Common Shares Outstanding,	395,686	408,620	448,341
Assuming Dilution (Thousands)

Cash Dividends Paid Per Common Share	$0.88	$0.77	$0.54

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
	December 25,	December 26,
	2009	2008
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,029	$669
Short-term Investments	61	76
Accounts Receivable - Net (Note 1)	995	1,107
Materials and Supplies	203	217
Deferred Income Taxes	158	203
Other Current Assets	124	119
Total Current Assets	2,570	2,391

Properties	31,081	30,208
Accumulated Depreciation	(7,868)	(7,520)
Properties - Net (Note 6)	23,213	22,688

Investment in Conrail (Note 13)	650	609
Affiliates and Other Companies	438	406
Other Long-term Assets (Note 11)	165	194
Total Assets	$27,036	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$967	$973
Labor and Fringe Benefits Payable	383	465
Casualty, Environmental and Other Reserves (Note 5)	190	236
Current Maturities of Long-term Debt (Note 9)	113	319
Income and Other Taxes Payable	112	125
Other Current Liabilities	100	286
Total Current Liabilities	1,865	2,404

Casualty, Environmental and Other Reserves (Note 5)	547	643
Long-term Debt (Note 9)	7,895	7,512
Deferred Income Taxes (Note 12)	6,585	6,235
Other Long-term Liabilities (Note 11)	1,284	1,426
Total Liabilities	18,176	18,220

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	393	391
Other Capital	80	-
Retained Earnings (Note 1)	9,182	8,398
Accumulated Other Comprehensive Loss (Note 1)	(809)	(741)
Noncontrolling Minority Interest	14	20
Total Shareholders' Equity	8,860	8,068
Total Liabilities and Shareholders' Equity	$27,036	$26,288

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2009	2008	2007
OPERATING ACTIVITIES
Net Earnings	$1,152	$1,365	$1,336
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	908	918	890
Deferred Income Taxes	436	435	272
Non-cash Discontinued Operations (Note 14)	-	166	(110)
Contributions to Qualified Pension Plans (Note 8)	(250)	(102)	(266)
Other Operating Activities	(182)	65	(91)
Changes in Operating Assets and Liabilities:
Accounts Receivable	92	74	(50)
Other Current Assets	28	37	(41)
Accounts Payable	(4)	(3)	48
Income and Other Taxes Payable	(9)	(46)	234
Other Current Liabilities	(111)	5	(38)
Net Cash Provided by Operating Activities	2,060	2,914	2,184

INVESTING ACTIVITIES
Property Additions	(1,447)	(1,740)	(1,773)
Purchases of Short-term Investments	-	(25)	(2,338)
Proceeds from Sales of Short-term Investments	-	280	2,459
Other Investing Activities	54	36	(41)
Net Cash Used in Investing Activities	(1,393)	(1,449)	(1,693)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	500	1,351	2,381
Long-term Debt Repaid (Note 9)	(323)	(642)	(785)
Dividends Paid	(345)	(308)	(231)
Stock Options Exercised (Note 4)	34	83	153
Shares Repurchased (Note 1)	-	(1,570)	(2,174)
Other Financing Activities	(173)	(78)	72
Net Cash Used in Financing Activities	(307)	(1,164)	(584)

Net Increase (Decrease) in Cash and Cash Equivalents	360	301	(93)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	368	461
Cash and Cash Equivalents at End of Period	$1,029	$669	$368

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$560	$509	$411
Income Taxes Paid	$201	$276	$235
Seller Financed Assets	$160	$310	$52

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

					Accumulated Other
	Common				Comprehensive Income (Loss)
	Shares				Pension
	Outstanding	Common	Other	Retained	and OPEB		Noncontrolling
	(Thousands)	Stock	Capital	Earnings	Adjustments(a)	Other	Interest (b)	Total

Balance December 29, 2006	437,764	$438	$1,469	$7,427	$(392)	$ -	$89	$9,031
Comprehensive Earnings:
Net Earnings	-	-	-	1,336	-	-	-	1,336
Other Comprehensive	-	-	-	-	63	4	-	67
Income (Loss)
Comprehensive Earnings								1,403
Adjustment for initial adoption
of Income Taxes Topic in ASC (c)	-	-	-	33	-	-	-	33
Income and expense recognized
directly in equity	-	-	-	-	-	-	(68)	(68)
Dividends	-	-	-	(231)	-	-	-	(231)
Share Repurchases	(50,917)	(51)	(2,123)	-	-	-	-	(2,174)
Bond Conversions(d)	13,296	13	339	-	-	-	-	352
Subsidiary Equity Restructuring	-	-	72	-	-	-	-	72
Stock Option Exercises and Other	7,721	8	280	-	-	-	-	288

Balance December 28, 2007	407,864	408	37	8,565	(329)	4	21	8,706
Comprehensive Earnings:
Net Earnings	-	-	-	1,365	-	-	-	1,365
Other Comprehensive	-	-	-	-	(411)	(5)	-	(416)
Income (Loss)
Comprehensive Earnings								949
Dividends	-	-	-	(308)	-	-	(1)	(309)
Share Repurchases	(28,486)	(28)	(1,542)	-	-	-	-	(1,570)
Other Capital Reclass	-	-	1,211	(1,211)	-	-	-	-
Bond Conversions (d)	5,042	5	116	-	-	-	-	121
Adjustment for Compensation -
Retirement Benefits Topic in ASC	-	-	-	(13)	-	-	-	(13)
Stock Option Exercises and Other	6,106	6	178	-	-	-	-	184

Balance December 26, 2008	390,526	391	-	8,398	(740)	(1)	20	8,068
Comprehensive Earnings:
Net Earnings	-	-	-	1,152	-	-	-	1,152
Other Comprehensive	-	-	-	-	(74)	6	-	(68)
Income (Loss)
Comprehensive Earnings								1,084
Income and expense recognized
directly in equity	-	-	-	-	-	-	(5)	(5)
Dividends	-	-	-	(345)	-	-	(1)	(346)
Other Capital Reclass	-	-	23	(23)	-	-	-	-
Bond Conversions (d)	22	-	1	-	-	-	-	1
Stock Option Exercises and Other	2,912	2	56	-	-	-	-	58

Balance December 25, 2009	393,460	$393	$80	$9,182	$(814)	$5	$14	$8,860

(a)	Pension and other postretirement benefits balances are net of taxes of $166 million, $375 million and $426 million for 2007, 2008 and 2009, respectively.
(b)
Noncontrolling interest - Prior year amounts have been reclassified to reflect noncontrolling interest expense as a component of Stockhoders’ Equity.  See New Accounting Pronouncements in Note 1, Nature of Operations and Significant Accounting Policies for further information.

(c)	Adjustment for initial adoption of Income Taxes Topic in ASC - see Note 12, Income Taxes
(d)	Bond Conversions - see Note 2, Earnings Per Share and Note 9, Debt and Credit Agreements

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

Rail

CSX Transportation, Inc.

CSX’s principal operating company, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  It serves over 70 ocean, river and lake ports along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  CSXT also serves thousands of production and distribution facilities through track connections to more than 240 short-line and regional railroads.

Other Entities

In addition to CSXT, the rail segment includes non-railroad subsidiaries Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  TDSI serves the automotive industry with distribution centers and storage locations, while Transflo provides logistical solutions for transferring products from rail to trucks.  CSX Technology and other subsidiaries provide support services for the Company.

Intermodal

CSX Intermodal, Inc. (“Intermodal”) is a stand-alone, integrated intermodal transportation provider linking customers to railroads via trucks and terminals.  Containers and trailers are loaded and unloaded from trains, and trucks provide the link between intermodal terminals and the customer.

Lines of Business

Together, the rail and intermodal segments generated $9 billion of revenue during 2009 and served four primary lines of business:

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

•
The merchandise business is the most diverse market with nearly 2.1 million carloads per year of aggregates, which includes crushed stone, sand and gravel, metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, paper and chemical products.  The merchandise business generated approximately 48% of the Company’s revenue in 2009 and 36% of volume.

•
Coal, which delivered approximately 1.6 million carloads of coal, coke and iron ore to electricity generating power plants, ocean, river and lake piers and terminals, steel makers and industrial plants, accounted for approximately 30% of the Company’s revenue in 2009 and 27% of volume.  CSXT transports almost one-third of every ton of coal used for generating electricity in the areas it serves.

•
Automotive, which delivers finished vehicles and auto parts, generated approximately 6% of the Company’s revenue and 4% of the Company’s volume in 2009.  The Company delivers approximately 30% of North America’s light vehicles, serving both domestic manufacturers and the increasing number of global manufacturers that produce cars in the United States.

•
Intermodal, which combines the superior economics of rail transportation with the short-haul flexibility of trucks, offers a competitive cost advantage over long-haul trucking.  Through its network of more than 50 terminals, Intermodal serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.  For 2009, Intermodal accounted for approximately 13% of the Company’s total revenue and 33% of volume.

Other revenue, which includes revenue from regional subsidiary railroads, demurrage, switching and other incidental charges, accounted for 3% of the Company’s total 2009 revenue.  Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is generated when CSXT switches cars between trains for a customer or another railroad.

Other Businesses

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities.  These activities are classified in other income – net because they are not considered by the Company to be operating activities.  Results of these activities fluctuate with the timing of real estate sales.  In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort.  These results are now classified as discontinued operations. For more information, see Note 14, Discontinued Operations.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of CSX and its subsidiaries at December 2009 and December 2008, and the consolidated statements of income, cash flows and changes in shareholders’ equity for fiscal years 2009, 2008 and 2007.

In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar.  This fiscal calendar allows every quarter to consistently end on a Friday and to be of equal duration (13 weeks), resulting in a 52 week fiscal year.  To maintain this type of reporting calendar, however, every sixth or seventh year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in the fourth quarter (a 14-week fiscal quarter) and, therefore, that full fiscal year will have 53 weeks.  The next 53 week fiscal year will be 2010, which will end on December 31, 2010.

Fiscal years 2009, 2008 and 2007 each consisted of 52 weeks ending on December 25, 2009, December 26, 2008 and December 28, 2007, respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.

Principles of Consolidation

    The consolidated financial statements include results of operations of CSX and subsidiaries over which CSX has majority ownership or financial control. All significant intercompany accounts and transactions have been eliminated. Most investments in companies that were not majority-owned were carried at cost (if less than 20% owned and the Company has no significant influence) or equity (if the Company has significant influence).

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, public project receivables (work done by the Company on behalf of a government agency), claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $47 million and $70 million is included in the consolidated balance sheets as of December 2009 and December 2008, respectively.  The decrease in the allowance was primarily driven by improved collections and a stabilizing economic environment.

Materials and Supplies

Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Revenue and Expense Recognition

The Company recognizes freight revenue using Free-On-Board (“FOB”) Origin pursuant to the Revenue Recognition Topic in the Accounting Standards Codification ("ASC").  Accounting guidance in this topic provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period.  Expenses are recognized as incurred.

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

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represents the activity for a period net of related tax effects and were $1.1 billion, $949 million and $1.4 billion for 2009, 2008 and 2007, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to the pension and other post-retirement adjustments and reduced overall equity by $809 million, $741 million and $325 million as of December 2009, 2008 and 2007, respectively.  (See Note 8, Employee Benefit Plans).

Derivative Financial Instruments

CSX recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value.  (See Note 16, Derivative Financial Instruments).

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

New Accounting Pronouncements and Changes in Accounting Policy

In 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162.  This statement modifies the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. The FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the Securities and Exchange Commission ("SEC").  Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance.  It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation.  This statement was effective in third quarter 2009.  All accounting references have been updated, and therefore SFAS references have been replaced with each respective ASC topic.

In 2009, the Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For CSX, this statement applies to certain investments, pension assets and long-term debt.  (See Note 15, Fair Value Measurements.) This standard built upon guidance related to fair value disclosures issued during 2007.  These statements define fair value, provide guidance on fair value measurement and give companies the option to either report financial instruments and certain other items at fair value or disclose the fair value versus the carrying value in the footnotes for these items.  CSX was not materially impacted by these statements.

In 2009, the Consolidation Topic in the ASC revised the accounting treatment for noncontrolling interests of partially-owned subsidiaries.  Noncontrolling interests represent the portion of earnings that is not within the parent company’s control. These amounts are now required to be reported as equity instead of as a liability on the balance sheet.  This change resulted in a $20 million reclassification from other long-term liabilities to shareholders’ equity on the December 2008 consolidated balance sheet and is primarily related to CSX’s investments in Four Rivers Transportation Inc. and The Indiana Rail Road Company.  Additionally, this statement requires net income from noncontrolling interests to be shown separately on the consolidated income statements.  These amounts are not material for CSX, and therefore are not shown separately.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

CSX adopted the Income Taxes Topic in the ASC at the beginning of fiscal year 2007.  This topic addressed the determination of how tax benefits claimed or expected to be claimed on an income tax return should be recorded in the financial statements.  Also, under this topic, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the position.  These tax benefits recognized in the financial statements are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.  The impact of the Company’s reassessment of its tax positions did not have a material impact on the financial condition, results of operations or liquidity.  (See Note 12, Income Taxes).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period.  Actual results may differ from those estimates.  Critical accounting estimates using management judgment are made for the following areas:

•	casualty, environmental and legal reserves (see Note 5, Casualty, Environmental and Other Reserves);

•	pension and post-retirement medical plan accounting (see Note 8, Employee Benefit Plans);

•	depreciation policies for assets under the group-life method (see Note 6, Properties); and

•	income taxes (see Note 12, Income Taxes).

Other Items – Subsequent Events

 Dividend Increase

    On February 10, 2010, CSX announced a 9 percent increase to its quarterly cash dividend to 24 cents per share payable on March 15, 2010 to shareholders of record on February 26, 2010.  With this dividend increase, CSX will have more than tripled its quarterly dividend since the end of 2005.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Share Repurchases

In 2008, CSX announced an increase to its share repurchase program, prospectively targeting $3 billion in shares.  While there was no share repurchase activity in 2009, as of December 2009, CSX has cumulatively completed approximately $1.25 billion of that targeted share repurchase amount and has remaining authority of $1.75 billion.   In 2010, through the date of this filing, the Company completed approximately $229 million of additional share repurchases.    Additional repurchases will be considered as part of the Company’s evaluation of how best to deploy its capital resources among alternatives while considering changes in market and business conditions.

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

		Fiscal Years
	2009	2008	2007
Numerator (Dollars in Millions):
Earnings from Continuing Operations	$1,137	$1,495	$1,236
Interest Expense on Convertible Debt - Net of Tax	-	1	2
Net Earnings from Continuing Operations, If-Converted	1,137	1,496	1,238

Discontinued Operations - Net of Tax (a)	15	(130)	100
Net Earnings, If-Converted	1,152	1,366	1,338
Interest Expense on Convertible Debt - Net of Tax	-	(1)	(2)
Net Earnings	$1,152	$1,365	$1,336

Denominator (Units in Thousands):
Average Common Shares Outstanding	392,127	400,740	430,433
Convertible Debt	1,114	2,989	11,469
Stock Options Common Stock Equivalents (b)	2,144	3,751	5,010
Other Potentially Dilutive Common Shares	301	1,140	1,429
Average Common Shares Outstanding, Assuming Dilution	395,686	408,620	448,341

Net Earnings Per Share, Basic:
Continuing Operations	$2.90	$3.73	$2.88
Discontinued Operations (a)	0.04	(0.32)	0.23
Net Earnings	$2.94	$3.41	$3.11

Net Earnings Per Share, Assuming Dilution:
Continuing Operations	$2.87	$3.66	$2.77
Discontinued Operations (a)	0.04	(0.32)	0.22
Net Earnings	$2.91	$3.34	$2.99

  (a)   See Note 14, Discontinued Operations for additional information.

(b)
When calculating diluted earnings per share for stock option common stock equivalents, the Earnings Per Share Topic in the ASC requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised.   This is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.  This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation.  All stock options were dilutive for the periods presented; therefore, no stock options were excluded from the diluted earnings per share calculation.

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

The Earnings Per Share Topic in the ASC requires CSX to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of CSX’s outstanding convertible debentures were converted into CSX common stock.

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During 2009 and 2008, $629 thousand and $142 million, respectively, of face value convertible debentures were converted into approximately 22 thousand and 5 million shares of CSX common stock, respectively.  As of December 2009, approximately $31 million of convertible debentures at face value remained outstanding, which are convertible into 1 million shares of CSX common stock.

NOTE 3.  Shareholders’ Equity

Common and preferred stock consists of the following:

December 25,
Common Stock, $1 Par Value	2009
(Units in Thousands)
Common Shares Authorized	600,000
Common Shares Issued and Outstanding	393,460

Preferred Stock
Preferred Shares Authorized	25,000
Preferred Shares Issued and Outstanding	-

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

As of December 2009, there were 731 current or former employees with stock options outstanding under the various plans.  Most stock option awards were granted under the authorization provided in the CSX Omnibus Incentive Plan.  As of December 2009, an additional 11 million shares of stock could be issued under this plan.

The Compensation-Stock Compensation Topic in the ASC requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $12 million, $69 million and $61 million for fiscal years 2009, 2008 and 2007, respectively.

The Compensation-Stock Compensation Topic also requires the disclosure of total compensation costs for share-based payment arrangements and the related tax benefits recognized in income. Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Fiscal Years
(Dollars in Millions)	2009	2008	2007
Share-Based Compensation Expense	$17	$38	$73
Income Tax Benefit	6	14	27

Stock Options

Stock options were granted with 10-year terms.  Options outstanding as of December 2009 are generally exercisable three to ten years after date of grant.  The exercise price for options granted equals the market price of the underlying stock on the grant date.  A summary of CSX's stock option activity and related information for the fiscal years 2009, 2008 and 2007 is as follows:

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

	Fiscal Years
	2009		2008		2007
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	Outstanding	Exercise	Outstanding	Exercise	Outstanding	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price
Outstanding at Beginning of Year	7,309	$17.93	11,771	$18.25	19,420	$18.96
Expired or Cancelled	(94)	$22.26	(21)	$19.03	(44)	$18.05
Exercised	(1,820)	$18.70	(4,441)	$18.76	(7,605)	$20.08

Outstanding at End of Year	5,395	$17.60	7,309	$17.93	11,771	$18.25

Exercisable at End of Year	5,395	$17.60	7,309	$17.93	9,612	$18.73

The following table summarizes information about stock options outstanding at December 2009:

		Weighted-
		Average	Weighted-	Aggregate
	Number	Remaining	Average	Intrinsic
	Outstanding	Contractual	Exercise	Value (a)
Exercise Price	(000s)	Life (Years)	Price	(Millions)

Options Outstanding:
$10 to $15	174	0.35	$12.41	$6
$15 to $20	5,221	2.56	$17.77	$151

Total	5,395			$157

(a) Aggregate intrinsic value represents the amount employees would have received if the options were exercised as of December 25, 2009.

The total intrinsic value of options exercised, which represents the value realized by current and former employees who exercised options for fiscal years ended 2009, 2008, and 2007 was $41 million, $165 million, and $163 million, respectively.

As of December 2009, all options are vested and therefore there will be no future expense related to these options.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Awards

Restricted stock awards vest over an employment period of up to five years.  The following table provides information about outstanding restricted stock awards.

	Fiscal Years
	2009	2008	2007
Number of Restricted Stock Awards Outstanding (Thousands)(a)	269	39	92
Weighted-Average Fair Value at Grant Date	$33.18	$29.61	$24.26
Restricted Stock Award Expense (Millions) (a)	$2	$1	$1

(a)
In May 2009, 219,000 time-based restricted stock units were granted to a certain layer of management under a new Long-term Incentive Plan as described below.  These units vest over three years, therefore only a partial amount of expense was recognized in 2009.

Long-term Incentive Plans

The CSX Long-term Incentive Plans (“LTIP”) were adopted under the CSX Omnibus Incentive Plan. The objective of these long-term incentive plans is to motivate and reward key members of management and executives for achieving and exceeding certain financial and strategic initiatives.  Total expense incurred due to long-term incentive plans was $13 million, $33 million and $67 million for fiscals years 2009, 2008 and 2007, respectively.

In May of 2007, 2008 and 2009, target performance units were granted to key layers of management under three separate LTIP plans covering a three-year cycle ending in fiscal years 2009, 2010 and 2011, respectively. The key financial target for the 2007-2009 (“2009”) plan is Surface Transportation operating ratio, which is defined as annual operating expenses divided by revenue of the Company’s rail and intermodal businesses.  The key financial target for the 2008-2010 (“2010”) and 2009-2011 (“2011”) plans is consolidated operating ratio, which is defined as annual operating expenses divided by revenue.  The key targets for all three plans are calculated excluding certain non-recurring items.  The target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original target grant based upon CSX’s attainment of pre-established operating ratio targets.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.  In the 2009 plan, certain senior executives’ payouts are subject to an additional 20% increase or decrease based upon certain pre-established financial targets.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

As part of the 2011 plan, time-based restricted stock units were granted to a certain layer of management.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period plan.  These awards are not based upon CSX’s attainment of operational targets.

	LTIP Plan (Plan Ended In)
	2009	2010	2011
Number of target units granted (Thousands)	510	340	658
Weighted-Average Fair Value at Grant Date (a)	$43.52	$63.79	$31.50
Restricted stock units (Thousands)	-	-	219

(a)
  Weighted-average for value of these units includes the value of both the initial grants and subsequent, smaller grants issued at different prices based on grant date fair value to new or promoted employees not previously included.

The 2009 plan ended on December 25, 2009, and CSX issued 347 thousand net shares in January 2009 as a result of the achievement of performance targets for the three preceding fiscal years, which has a net market value of $18 million.

As of December 2009, there was $12 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 1.5 years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

	2008 - 2010	2009 - 2011
	Plan Units	Plan Units
	Outstanding	Outstanding
	(000s)	(000s)
Unvested at December 28, 2007	-	-
Granted in 2008	350	-
Forfeited in 2008	(10)	-

Unvested at December 26, 2008	340	-
Granted in 2009	10	673
Forfeited in 2009	(24)	(49)

Unvested at December 25, 2009	326	624

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Plan for Directors

The Stock Plan for Directors, approved by the shareholders in 1992, governs in part the manner in which directors' fees and retainers are paid.  At the end of 2009, the minimum retainer to be paid in CSX common stock was 50% of the annual retainer, but each director may elect to receive the entire retainer and fees in CSX common stock.  In addition, each director receives an annual payment made entirely in CSX common stock. However, in 2008, the Board of Directors elected to change the date of issue from December 2008 to February 2009.  Therefore these shares were not issued before year-end 2008.  The following table provides information about shares issued to directors.

	Fiscal Years
	2009	2008	2007
Shares Issued to Directors (Thousands)	74	10	68
Expense (Millions)	$2	$1	$3
Grant Date Stock Price	$30.89	$53.40	$43.36

The plan permits each director, in accordance with Internal Revenue Code Section 409A, to defer receipt of fees.  Deferred cash amounts were credited to an account and invested in a choice of eight investment selections, including a CSX common stock equivalent fund.  Distributions were made in accordance with elections made by the directors, consistent with the terms of the Plan.  At December 2009, there were approximately 1 million shares of common stock reserved for issuance under this Plan.

Shareholder Dividend Reinvestment Plan

CSX maintains the Shareholder Dividend Reinvestment Plan under which shareholders may use dividends paid on CSX common stock held in the plan to purchase additional shares of stock.  The following table provides information about shares available for issuance under this plan at the end of fiscal years 2009, 2008 and 2007.

	Fiscal Years
	2009	2008	2007
Number of Shares Available for Issuance (Thousands)	11,090	11,101	10,906

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Separation	Environmental	Other
(Dollars in Millions)	Reserves	Liabilities	Reserves	Reserves	Total

Balance December 29, 2006	$637	$120	$71	$93	$921
Charged to Expense(a)	141	-	76	79	296
Change in Estimate	(99)	-	-	-	(99)
Payments(a)	(133)	(17)	(47)	(50)	(247)

Balance December 28, 2007	$546	$103	$100	$122	$871
Charged to Expense	115	-	38	57	210
Payments	(95)	(16)	(38)	(53)	(202)

Balance December 26, 2008	$566	$87	$100	$126	$879
Charged to Expense(b)	111	-	26	26	163
Change in Estimate(c)	(127)	-	-	-	(127)
Payments	(91)	(14)	(29)	(44)	(178)

Balance December 25, 2009	$459	$73	$97	$108	$737

(a) Charges to expense and payments for environmental reserves were higher in 2007 primarily due to clean-up costs associated with an increase in significant train accidents.

(b) Charges to expense for other reserves were lower in 2009 primarily due to a reduction in freight loss and damage claims as a result of volume declines.

(c) Personal injury accounted for $84 million of the total $127 million change in estimate.  The remaining $43 million is attributable to occupational reserves.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	December 25, 2009			December 26, 2008
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$85	$215	$300	$104	$258	$362
Occupational	27	132	159	32	172	204
Total Casualty	112	347	459	136	430	566
Separation	16	57	73	16	71	87
Environmental	37	60	97	42	58	100
Other	25	83	108	42	84	126
Total	$190	$547	$737	$236	$643	$879

    Details with respect to each type of reserve are described below.  Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s financial condition, results of operations or liquidity.  Should a number of these items occur in the same period, however, they could have a material effect on the financial condition, results of operations or liquidity in that particular period.

Casualty

    Casualty reserves represent accruals for personal injury and occupational injury claims.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount of $25 million per injury.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Claims have shown a continued downward trend in the number of injuries, resulting in a continued reduction of the Company’s Federal Railroad Administration ("FRA") personal injury rate.  This reduction is a direct result of the Company’s improvement in safety.  Additionally, the trend in the severity of injuries has significantly declined.  During 2009, the Company reduced personal injury reserves by $84 million based on management’s review of the actuarial analysis performed by an independent actuarial firm.  These reductions were included in materials, supplies and other in the consolidated income statements.

Occupational

        Occupational claims arise from allegations of exposures to certain materials in the workplace, such as asbestos, solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

Asbestos

The Company is party to a number of occupational claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until it was substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business. Diseases associated with asbestos typically have long latency periods (amount of time between exposure to a disease and the onset of the disease) which can range from 10 years to 40 years after exposure.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

The Company retains a third-party specialist with extensive experience in performing asbestos and other occupational studies to assist management in assessing the value of the Company’s reserves. The analysis is performed by the specialist semi-annually and is reviewed by management.  The objective of the analysis is to determine the number of estimated incurred but not reported (“IBNR”) claims and the estimated average cost per claim to be received over the next seven years.  Seven years was determined by management to be the time period in which probable claim filings and claim values could be estimated with more certainty.

The Company, with the assistance of the third-party specialist, determines its potentially exposed population and is then able to derive the estimated number of IBNR claims. The estimated average cost per claim is then determined utilizing recent actual average cost per claim data and national industry data. Key elements of the assessment include the following:

•
An estimate is computed using a ratio of Company employee data to national employment for select years during the period 1938-2001.  The Company uses railroad industry historical census data because it does not have detailed employment records in order to compute the population of potentially exposed employees.

•
The projected incidence of disease is estimated based on epidemiological studies using employees’ ages and the duration and intensity of potential exposure while employed.  Epidemiology is the medical science that deals with the incidence, distribution and control of diseases in a population.

•
An estimate of the future anticipated claims filing rate by type of disease (non-malignant, cancer and mesothelioma) is computed using the Company’s average historical claim filing rates for a three-year calibration period.

•
An estimate of the future anticipated dismissal rate by type of claim is computed using the Company’s historical average dismissal rates observed during a period that management feels is representative of future dismissal rates.  This period may differ from the current calibration period and is dependent upon disease type and other determining factors.

•
An estimate of the future anticipated settlement by type of disease is computed using the Company’s historical average dollars paid per claim using the average settlement by type of incident observed during a period that management feels is representative of future settlement amounts.  This period may differ from the current calibration period and is dependent upon disease type and other determining factors.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

From these assumptions, the Company projects the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates are applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that were closed without payment, are used to calculate the number of future claims by disease type that should be deducted from the total number of anticipated claims.  Finally, the number of such claims was multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.

The estimated future filing rates and estimated average claim values were the most sensitive assumptions for this reserve.  A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in less than a $1 million increase or decrease in the liability recorded for unasserted asbestos claims.

        Undiscounted liabilities recorded related to asbestos claims were as follows:

	December	December
(Dollars in Millions)	2009	2008
Asbestos:

Incurred but not reported claims	$43	$54
Asserted claims	53	70
Total liability	96	124

Current liability	$10	$11

Other Occupational

For all other occupational claims such as solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss, the Company retains a third-party specialist with extensive experience in performing other occupational studies to assist management in assessing the value of the Company’s reserves. The analysis is performed by the specialist semi-annually and is reviewed by management.  The objective of the analysis is to determine the number of IBNR claims and the estimated average cost per claim to be paid in future periods.  With the exception of carpal tunnel, management has determined that seven years is the most probable period in which claim filing and claim values could be estimated with more certainty. Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.  Similar to the asbestos liability estimation process, the key elements of the assessment include the following:

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

•
An estimate of the potentially exposed population for other occupational diseases is calculated by projecting active versus retired workforce from 2009 to 2016 based upon information obtained from the Railroad Retirement Board in its 2009 report.

•
An estimate of the future anticipated claims filing rate by type of injury, employee type, and active versus retired employee is computed using the Company’s average historical claim filing rates for the calibration periods management felt were representative of future filing rates.  For carpal tunnel and repetitive stress injuries, the current calibration period is a two-year average of claim filings.  All other diseases or injuries use a three-year calibration period.  An estimate is made to forecast future claims by using the filing rates by disease and the active and retired employee population each year.

•
An estimate of the future anticipated dismissal rate by type of claim is computed using the Company’s historical average dismissal rates during a period that management feels is representative of future dismissal rates. This period may differ from the current calibration period and is dependent upon injury type and other determining factors.

•
An estimate of the future anticipated settlement by type of injury is computed using the Company’s historical average of dollars paid per claim for type of injury observed during a period that management feels is representative of future settlement amounts.  This period may differ from the current calibration period and is dependent upon injury type and other determining factors.

From these assumptions, the Company projects the incidence of each type of disease to the estimated population to determine the total estimated number of employees that could potentially assert a claim. Historical claim filing rates are applied for each type of disease to the total number of employees that could potentially assert a claim to determine the total number of anticipated claim filings by disease type. Historical dismissal rates, which represent claims that were closed without payment, are used to calculate the number of future claims by disease type that should be deducted from the total number of anticipated claims.  Finally, the number of such claims was multiplied by the average settlement value to estimate the Company’s future liability for IBNR asbestos claims.

The estimated future filing rates and estimated average claim values were the most sensitive assumptions for this reserve.  A 1% increase or decrease in either the forecasted number of IBNR claims or the average claim values would result in less than a $1 million increase or decrease in the liability recorded for unasserted other occupational claims.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Undiscounted recorded liabilities related to other occupational claims were as follows:

	December	December
(Dollars in Millions)	2009	2008
Other Occupational:

Incurred but not reported claims	$29	$46
Asserted claims	34	34
Total liability	63	80

Current liability	$17	$21

A summary of asbestos and other occupational claims activity is as follows:

	Fiscal Years
	2009	2008
Asserted Claims
Open Claims - Beginning of Year	4,904	10,988
New Claims Filed	298	400
Claims Settled	(184)	(392)
Claims Dismissed	(1,236)	(6,092)
Open Claims - End of Year	3,782	4,904

In the prior year, approximately 5,700 of the dismissed claims were asbestos claims related to the Company’s previously owned international container shipping business.  The claims were administratively dismissed for lack of medical evidence.  The remaining open asbestos claims related to the shipping business are approximately 117.  Because these claims were against multiple vessel owners, the Company’s reserves reflect its portion of those claims.  The Company had approximately $3 million reserved for these shipping business claims at December 2009 and 2008, respectively.  The remaining open claims were asserted against CSXT.

During 2009, the Company reduced its reserves for asbestos and occupational injuries by $43 million.  Asbestos reserve reductions of $24 million were primarily related to approximately 1,500 claims that were deemed to have no medical merit and therefore have been determined to have no value.  The remaining reduction is attributable to a decrease in the number of carpal tunnel and repetitive stress injuries claims.

Reserves for asbestos related claims were $96 million and $124 million at December 2009 and December 2008, respectively.  Reserves for all other occupational claims were $63 million and $80 million at December 2009 and December 2008, respectively.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 257 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct.  These costs could be substantial.

In accordance with the Asset Retirement and Environmental Obligations Topic in the ASC, the Company reviews its role with respect to each site identified at least quarterly, giving consideration to a number of factors such as:

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

 Based on the review process, the Company has recorded amounts to cover anticipated contingent future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  The recorded liabilities for estimated future environmental costs are undiscounted.  The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.  Payments related to these liabilities are expected to be made over the next several years.  Environmental remediation costs are included in materials, supplies and other on the consolidated income statement.

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

Other

Other reserves of $108 million and $126 million for 2009 and 2008, respectively, include liabilities for various claims, such as longshoremen disability claims, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with the Contingencies Topic in the ASC.

Longshoremen disability claims represent liability for assessments under Section 8f of the United States Longshore and Harbor Workers’ Compensation Program.  These reserves, of $50 million and $75 million for 2009 and 2008, respectively, have amounts accrued for second injury fund liabilities, which represent the non-medical portion of employee claims which are paid by the United States Department of Labor and are attributed to an earlier injury to the same employee.  These claims relate to a shipping business formerly owned by CSX.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Freight claims represent claims for both freight loss and damage and freight rate disputes.  Freight loss and damage claims are liabilities that resulted from the loss or damage of customer freight while being handled by the Company’s transportation services.  Freight rate disputes represent liabilities for customer claims regarding the rates charged by the Company for its transportation services.  Liabilities for freight rate disputes are recorded as a reduction of revenue.

The Company accrues for claims related to property, automobile and general liability as noted above.  The Company is also required to maintain primary and state mandated insurance coverage for Company property and vehicle fleets.  General liability is coverage for liability arising from operations of non-rail subsidiaries.

NOTE 6.  Properties

Railroad Assets

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise over 90% of total fixed assets of $31 billion on a gross basis at December 2009.  All other assets of the Company are depreciated on a straight line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

The Company currently utilizes more than 250 different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under group life.  Examples of depreciable asset categories include 18 different categories for crossties due to the different combinations of density classifications and asset types.  By utilizing various depreciable categories, the Company can more accurately account for the use of its assets.

The Company believes the group-life method of depreciation closely approximates the straight-line method of depreciation.  Additionally, due to the nature of most of its assets (e.g. track is one contiguous, connected asset) the Company believes that this is the most effective way to properly depreciate its assets.

Under group-life, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management's assumptions regarding the service lives of its properties.  A life study is the periodic review of asset lives for group assets conducted by a third-party expert, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires life studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

The results of the life study process determine the service lives for each asset group under the group-life method.  Road assets, including main-line track, have estimated service lives ranging from 6 years for system roadway machinery to 75 years for tunnels.  Equipment assets, including locomotives and freight cars, have estimated service lives ranging from 6 years for technology assets to 35 years for work equipment.  Resulting changes in service life estimates are subject to review and approval by the STB.

Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

There are several factors taken into account during the life study and they include:

•	statistical analysis of historical life and salvage data for each group of property;

•	statistical analysis of historical retirements for each group of property;

•	evaluation of current operations;

•	evaluation of technological advances and maintenance schedules;

•	previous assessment of the condition of the assets and outlook for their continued use;

•	expected net salvage to be received upon retirement; and

•	comparison of assets to the same asset groups with other companies.

 For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized.  As individual assets within a specific group are retired, resulting gains and losses are recorded in accumulated depreciation.  As part of the life study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study. Since the overall assumption with group-life is that the assets within the group on average have the same life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment to another railroad or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).

Recent experience with life studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $908 million and $904 million for 2009 and 2008 respectively.  The Company completed life studies for its equipment assets in 2009 and concluded life studies for its road, track and equipment assets in 2008 resulting in a reduction in depreciation expense of $18 million in 2009 and $ 32 million in 2008.

Non-Railroad Assets

The majority of non-railroad property is depreciated using the straight-line method on a per asset basis.  The depreciable lives of this property are periodically reviewed by the Company and any changes are applied on a prospective basis.  Amortization expense recorded under capital leases is included in depreciation expense on the consolidated income statements.

For retirements or disposals of non-railroad depreciable assets and all dispositions of land, the resulting gains or losses are recognized at the time of disposal, because the assets are individually identified.

Impairment Review

Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC.  Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

Capital Expenditures

The Company’s capital spending includes purchased or self-constructed assets and property additions that substantially extend the service life or increase the utility of those assets.  Indirect costs that can be specifically traced to capital projects are also capitalized.  The Company is committed to maintaining and improving its existing infrastructure and expanding its network for long-term growth.  Rail operations are capital intensive and CSX accounts for these costs in accordance with GAAP and the Company’s capitalization policy.  All properties were stated at historical cost less an allowance for accumulated depreciation.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

A detail of the Company’s net properties are as follows:

				Annual	Estimated
(Dollars in Millions)		Accumulated	Net Book	Depreciation	Useful
As of December 2009	Cost	Depreciation	Value	Rate (a)	Life
Road
Rail and Other Track Material	$5,580	$(895)	$4,685	2.7%
Ties	3,678	(748)	2,930	3.7%
Ballast	2,279	(585)	1,694	2.5%
Other	8,650	(1,829)	6,821	3.0%
Total Road	$20,187	$(4,057)	$16,130		6 - 80 years

Equipment
Locomotive	$4,358	$(1,716)	$2,642	3.5%
Freight Cars	2,672	(1,142)	1,530	3.5%
Work Equipment and Other	436	(180)	256	7.4%
Total Equipment	$7,466	$(3,038)	$4,428		6 - 35 years

Land	$1,899	N/A	$1,899	N/A	N/A
Intermodal	716	(397)	319	N/A	5 - 30 years
Computer Hardware/Software and Other	485	(376)	109	16.7%	4 - 30 years
Construction In Progress	328	-	328	N/A	N/A
Total Properties	31,081	(7,868)	23,213

				Annual	Estimated
(Dollars in Millions)		Accumulated	Net Book	Depreciation	Useful
As of December 2008	Cost	Depreciation	Value	Rate (a)	Life
Road
Rail and Other Track Material	$5,324	$(822)	$4,502	2.9%
Ties	3,503	(685)	2,818	4.2%
Ballast	2,181	(601)	1,580	2.7%
Other	8,449	(1,715)	6,734	3.0%
Total Road	$19,457	$(3,823)	$15,634		6 - 80 years

Equipment
Locomotive	$4,335	$(1,610)	$2,725	3.6%
Freight Cars	2,777	(1,212)	1,565	3.8%
Work Equipment and Other	356	(170)	186	7.9%
Total Equipment	$7,468	$(2,992)	$4,476		6 - 35 years

Land	$1,907	N/A	$1,907	N/A	N/A
Intermodal	672	(372)	300	N/A	5 - 30 years
Computer Hardware/Software and Other	443	(333)	110	16.7%	4 - 30 years
Construction In Progress	261	-	261	N/A	N/A
Total Properties	30,208	(7,520)	22,688

(a)
Composite depreciation rates, which are used in group life depreciation, apply to railroad assets which account for more than 90% of total properties.  All other property is depreciated on a straight line basis over the asset’s useful life.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

The Company’s largest category of capital spending is track assets which are typically completed by CSXT employees.  Costs for track projects that are capitalized include:

•	labor costs, because many of the assets are self-constructed;
•	costs to purchase or construct new track or to prepare ground for the laying of track;
•	welding (rail, field and plant) which are processes used to connect segments of rail;
•	rail grinding which is a procedure for removing ridges and defects in a rail surface to restore rail to its original shape and extend its useful life;
•	ballast, which is gravel and crushed stone that holds track in line;
•	fuels and lubricants associated with tie, rail and surfacing work which is the process of raising track to a designated elevation over an extended distance;
•	cross, switch and bridge ties which are the braces that support the rails on a track;
•	gauging which is the process of standardizing the distance between rails;
•	handling costs associated with installing ties or ballast; and
•	other track materials.

Normal repairs and maintenance costs of track materials are expensed as incurred.  These costs include repairs made to track such as spot replacement of broken or worn rail, ties or ballast, handling costs associated with the removal of ties and other costs of track materials.

Capital spending related to locomotives and freight cars comprises the second largest category of the Company’s capital assets.  This category includes purchase costs of locomotives and freight cars as well as certain equipment leases that are considered to be capital leases in accordance with the Leases Topic in the ASC.  In addition, costs to modify or rebuild these assets are capitalized if the spending incurred extends the asset’s useful life or improves utilization.  Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment.  Routine equipment maintenance activities and repairs are expensed as incurred.

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

	Fiscal Years
(Dollars in Millions)	2009	2008	2007
Net Daily Rental Charges (a)	$307	$323	$310
Rent Expense on Operating Leases	84	102	141
Equipment and Other Rents	$391	$425	$451

(a)  Net daily rental charges are not long-term commitments.

At December 2009, minimum building and equipment rentals and commitments for vessels (utilized in a shipping business formerly owned by CSX) under these operating leases were as follows:

(Dollars in Millions)
	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2010	$110	$(31)	$79
2011	85	(17)	68
2012	82	(21)	61
2013	64	(26)	38
2014	72	(49)	23
Thereafter	143	-	143
Total	$556	$(144)	$412

Operating leases and an equal portion of sublease income include approximately $120 million relating to ongoing operating lease commitments for vessels and equipment, which have been subleased to Horizon Lines, Inc. (“Horizon”), a former subsidiary previously named CSX Lines.  CSX believes Horizon will fulfill its contractual commitments with respect to such leases and CSX will have no further liability for those obligations.  The Company also has agreements covering equipment leased from Conrail, Inc. (“Conrail”), which are included in the table above.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 47% of CSXT’s fleet of locomotives.  The agreement is based on the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement will expire no earlier than 2028 and may last until 2031 depending upon when certain locomotives are placed in service.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance schedules are revised.  The decrease in costs shown below is a direct result of retiring and storing locomotives in 2009.

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program:

	Fiscal Years
(Dollars in Millions)	2009	2008	2007
Amounts Paid	$237	$253	$217
Number of Locomotives	1,891	1,958	1,843

As a result of agreements executed in 2005 and 2006, CSXT has remaining purchase obligations to acquire 50 additional locomotives by year-end 2011.  The amount of the ultimate purchase commitment depends upon the model of locomotive acquired and the timing of delivery.

Annual payments related to the locomotive purchase obligations, including amounts that would be payable under the long-term maintenance program, are estimated in the table below.

Payments
(Dollars in Millions)
2010	$231
2011	347
2012	252
2013	260
2014	269
Thereafter	3,851
Total	$5,210

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers.  Total annual payments under all of these additional purchase commitments are estimated as follows:

Payments
(Dollars in Millions)
2010	$155
2011	87
2012	68
2013	11
2014	3
Thereafter	2
Total	$326

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

At December 2009, the Company’s guarantees primarily related to the following:

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

As of December 2009, the Company had not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts.

Fuel Surcharge Antitrust Litigation

Since 2007, 31 putative class action suits have been filed in various federal district courts against CSXT and three other U.S.-based Class I railroads.  The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief.  All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.  The court denied the defendants’ motion to dismiss the direct purchasers’ claims; however, the court dismissed all of the indirect purchasers’ causes of action seeking money damages, but did not dismiss their request for injunctive relief.  The indirect purchasers have appealed that decision, and oral arguments were heard and the Company is awaiting a decision.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

The class action suits have been consolidated in federal court in the District of Columbia.  The court denied the railroads’ request to first proceed with discovery relating to the appropriateness of class certification, and then permit merits discovery only if a class is certified.  The court, however, agreed with the railroads that class certification should be decided as early as possible, rejecting plaintiffs’ proposal that certification be determined after the close of discovery and close to trial.

The case is now in the discovery phase.  Plaintiffs are scheduled to file their Motion for Class Certification in March 2010.  Defendants’ opposition is due in June.  The hearing on class certification is scheduled for September.  All fact discovery must be completed by mid-November 2010.

One additional lawsuit was filed, but not served, by an individual shipper.  CSXT entered into a tolling agreement with this shipper whereby the shipper agreed to dismiss the lawsuit against CSXT without prejudice and CSXT agreed to extend the statute of limitations for the claims asserted until the end of 2010.

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  CSXT cannot predict the outcome of the private lawsuits at this time, or of any government investigations, charges or additional litigation that may be filed in the future.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.  CSXT is unable to assess at this time the possible financial impact of this litigation.  CSXT has not accrued any liability for an adverse outcome in the litigation.  If a material adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

STB Rate Case

During 2008, Seminole Electric Cooperative, Inc. (“Seminole”) filed a complaint before the STB against CSXT.  CSXT and Seminole were parties to a railroad transportation contract that expired on December 31, 2008.  Seminole contests tariff rates that went into effect on January 1, 2009 for movements of coal to its power generating facility in Putnam County, Florida.  Seminole requests that the STB impose rates covering a ten-year period, retroactive to January 1, 2009 for such movements.  As set forth in its January 19, 2010 STB filing, CSXT believes that its tariff rates are reasonable.  The Company will continue to consider and pursue all available legal defenses in this matter.  A decision in the case is expected in early 2011.

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

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

	Summary of Participants
	as of January 1, 2009

	Pension Plans	Post-retirement Medical Plan

Active Employees (a)	6,256	3,189
Retirees and Beneficiaries	10,804	9,867
Other (b)	6,131	268
Total	23,191	13,324

(a)	Active employees for 2009 included approximately 1,400 former employees of The Greenbrier, since CSX maintained the obligation for their pension liabilities.

(b)
For pension plans, the other category consists mostly of terminated but vested former employees.  For post-retirement plans, the other category consists of employees on long-term disability that have not yet retired.

Effective fiscal year 2008, under the provisions of Compensation—Retirement Benefits Topic in the ASC, CSX changed the measurement date for pension and post-retirement benefit plans from September 30 to the last day of the Company’s fiscal year. The Company engages independent, external actuaries to compute the amounts of liabilities and expenses related to these plans subject to the assumptions that the Company selects.

The benefit obligation for these plans represents the liability of the Company for current and retired employees and is affected primarily by the following:

•	service cost (benefits attributed to employee service during the period),

•	interest cost (interest on the liability due to the passage of time),

•	actuarial gains/losses (experience during the year different from that assumed and changes in plan assumptions) and

•	benefits paid to participants.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis.  Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At the current time, the Company anticipates that no contributions to its qualified pension plans will be required in 2010.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits(a)
2010	$154	$42
2011	158	41
2012	160	40
2013	162	38
2014	166	36
2015-2019	869	164
Total	$1,669	$361

(a) The post-retirement benefit payments include an estimated annual reduction of $6 million due to the Medicare Part D Subsidy.

Plan Assets

The CSX Investment Committee (“the Investment Committee”), whose members were selected by the Chief Financial Officer (“CFO”) and approved by the Chief Executive Officer (“CEO”), is responsible for oversight and investment of pension plan assets.  The Investment Committee utilizes an investment asset allocation strategy that was developed using asset return simulation in conjunction with projected plan liabilities.  The allocation seeks maximization of returns within the constraints of acceptable risks considering the long-term investment horizon.  A target allocation of 60% equity and 40% fixed income investments was established.  Equity investments further target 45% of total plan assets in domestic equity and 15% in international equity.  These allocations are managed to be within 3% of the planned allocation, with re-allocations occurring quarterly.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are netted against the pension liabilities on the balance sheet. The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2009, both the accumulated benefit obligation and the projected benefit obligation exceeded the plan assets of each pension plan.

	December 2009		December 2008
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,019	57%	$714	54%
Fixed Income	696	39	600	45
Cash and Cash Equivalents	66	4	17	1

Total	$1,781	100%	$1,331	100%

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

For detailed information regarding the fair value of pension assets, see Note 15, Fair Value Measurements.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status

 As a result of the change in valuation date during 2008, calendar plan year 2008 consisted of fifteen months beginning October 1, 2007 and ending December 31, 2008.  Changes in benefit obligation and the fair value of plan assets for the 2009 and 2008 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
	2009	2008	2009	2008
(Dollars in Millions)
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,238	$1,950	N/A	N/A
Projected Benefit Obligation	2,395	2,062	$406	$373

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,062	$2,067	$373	$404
Service Cost	32	41	5	7
Interest Cost	129	149	23	27
Plan Participants' Contributions	-	-	19	22
Actuarial (Gain)/Loss	323	(12)	37	(15)
Benefits Paid	(151)	(183)	(51)	(72)

Benefit Obligation at End of Plan Year	$2,395	$2,062	$406	$373

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,320	$1,607	$-	$-
Actual Return on Plan Assets	349	(466)	-	-
Qualified Employer Contributions(a)	250	347	-	-
Non-qualified Employer Contributions	13	15	32	50
Plan Participants' Contributions	-	-	19	22
Benefits Paid	(151)	(183)	(51)	(72)

Fair Value of Plan Assets at End of Plan Year	$1,781	$1,320	$-	$-

Funded Status at End of Plan Year	$(614)	$(742)	$(406)	$(373)

(a)
As a result of the change in valuation date during 2008, it included 15 months instead of the normal 12 months.   CSX made contributions of $347 million to its qualified defined benefit pension plans.  The components of this include $245 million of contributions made in fourth quarter 2007 plus $102 million of contributions made during fiscal year 2008.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

For qualified plan funding purposes, assets and discounted liabilities are measured in accordance with the Pension Protection Act of 2006, and the Worker, Retiree and Employer Recovery Act of 2008 as well as other related provisions of the Internal Revenue Code and related regulations.  Under these funding provisions and the alternative measurements available thereunder, the Company estimates its unfunded obligation for qualified plans on an annual basis.

In accordance with Compensation—Retirement Benefits Topic in the ASC, an employer must recognize the funded status of a pension or other postretirement benefit plan by recording a liability (underfunded plan) or asset (overfunded plan) for the difference between the projected benefit obligation (or the accumulated postretirement benefit obligation for a postretirement benefit plan) and the fair value of plan assets at the plan measurement date.  Amounts related to pension and post-retirement benefits recorded on the balance sheet are as follows:

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
	2009	2008	2009	2008
(Dollars in Millions)
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets	$-	$-	$-	$-
Current Liabilities	(11)	(12)	(42)	(42)
Long-term Liabilities	(603)	(730)	(364)	(331)
Net Amount Recognized in
Consolidated Balance Sheet	$(614)	$(742)	$(406)	$(373)

CSX has a liability for the amount by which the benefit obligation exceeds the fair value of plan assets. At December 2009, both the accumulated benefit obligation and the projected benefit obligation exceeded the plan assets of each pension plan.

Net Benefit Expense

The following table describes the components of expense/(income) related to net benefit expense.

	Pension Benefits			Post-retirement Benefits
	Fiscal Years			Fiscal Years
(Dollars in Millions)	2009	2008	2007	2009	2008	2007
Service Cost	$32	$32	$33	$5	$5	$6
Interest Cost	129	119	115	25	21	20
Expected Return on Plan Assets	(154)	(145)	(119)	-	-	-
Amortization of Net Loss	26	22	30	4	6	3
Amortization of Prior Service Cost	2	3	3	-	(2)	(5)
Net Periodic Benefit Expense	$35	$31	$62	$34	$30	$24

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

	Pension Benefits		Post-retirement Benefits
(Dollars in Millions) Components of Other Comprehensive Loss (Income)	December	December	December	December
	2009	2008	2009	2008

Recognized in the balance sheet
Losses (Gains)	$128	$624	$37	$(16)

Expense (Income) recognized in the income statement
Amortization of net losses	26	22	4	6
Amortization of prior service costs (credits)	2	3	-	(2)

The estimated amount to be expensed for 2010 is $58 million and $8 million for pension benefits and post-retirement benefits, respectively. The increase in the pension expense is primarily related to additional amortization of the losses incurred by the pension plan assets during 2008.  The estimated amount to be expensed for prior service costs for 2010 is $3 million for pension benefits.  There are no remaining prior service costs to be expensed in 2010 for post-retirement benefits.

At December 2009, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

		Post-retirement
	Pension Benefits	Benefits
Losses	$1,056	$100
Prior Service Costs	10	-
Total	$1,066	$100

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Assumptions

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2009	2008	2009	2008
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.50%	8.50%	N/A	N/A
Benefit Obligation at End of Plan Year	8.50%	8.50%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	6.50%	6.00%	6.50%	5.75%
Benefit Obligation at End of Plan Year	5.25%	6.50%	4.75%	6.50%

Salary Scale Inflation	4.00%	3.80%	4.00%	3.80%

The net post-retirement benefit obligation for salaried, management personnel was determined using the following assumptions for the health care cost trend rate for medical plans. While it is expected that rates will be 5% by 2017, there may be yearly fluctuations. Additionally, there are cost differentials between Medicare and Non-Medicare eligible individuals which are reflected below.

	Post-retirement Benefits
	2009	2008
Health Care Cost Trend Rate
Components of Benefit Cost: Non-Medicare Eligible	9.5%	9.0%
Components of Benefit Cost: Medicare Eligible	10.5%	10.0%

Benefit Obligations: Non-Medicare Eligible	8.5%	9.5%
Benefit Obligations: Medicare Eligible	8.0%	10.5%

For every 1% change in the assumed health care cost trend rate, service and interest cost will change $1 million on a pre-tax basis (consolidated income statement impact). For every 1% increase in the health care cost trend rate, the Company’s benefit obligation will increase by $14 million, and for every 1% decrease, the Company’s benefit obligation will decrease by $13 million (consolidated balance sheet impact).  An increase in rates has a greater effect on the Company’s benefit obligation due to the impact of compounding on future years.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Medicare Prescription Drug, Improvement and Modernization Act of 2003

As required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the Company has determined that its medical plan’s prescription drug benefit qualifies as actuarially equivalent to the benefit that would be paid under the Act.  The Company has received $3 million and $2 million in tax free federal reimbursement for prescription drug claims in both 2009 and 2008, respectively.

Other Plans

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $35 million, $36 million and $31 million in 2009, 2008 and 2007, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $24 million, $26 million and $24 million for 2009, 2008 and 2007, respectively.

NOTE 9.  Debt and Credit Agreements

Debt was as follows:

		Average
		Interest
		Rates at
		December	December	December
	Maturity	2009	2009	2008
(Dollars in Millions)
Notes	2010-2043	6.7%	$7,038	$6,756
Convertible Debentures, net of $3 discount	2021	2.1%	28	28
Equipment Obligations	2010-2023	7.0%	911	1,002
Capital Leases	2010-2015	6.4%	31	45

Total Long-term Debt (including current portion)			8,008	7,831

Less Debt Due within One Year			(113)	(319)
Long-term Debt (excluding current portion)			$7,895	$7,512

For information regarding the fair value of debt, see Note 15, Fair Value Measurements.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Debt Issuance

In 2009, CSX issued $500 million of 7.375% notes due 2019.  These notes were included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time.  The net proceeds from the sale of the notes will be used for general corporate purposes, which may include repurchases of CSX common stock, capital expenditures, working capital requirements, improvements in productivity and other cost reductions at the Company's major transportation units.

Convertible Debentures

In 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the "debentures") due in 2021 for an initial offering price of approximately $462 million.  The carrying value of outstanding debentures was $28 million, both at December 2009 and December 2008.  From their date of issuance, these debentures had accreted (increased) in value at a rate of 1% per year.  In 2007, the accretion rate was reset to 2.1%.  The accretion rate may be reset again in October 2011 and October 2016 to a rate based on five-year United States Treasury Notes minus 2.8%.  In no event will the yield to maturity be reset below 1% or above 3% per annum.  Accretion in value on the debentures is recorded in each month but will not be paid prior to maturity.

The debentures allow holders to require CSX to purchase their debentures in October 2011 and October 2016, at a purchase price equal to the accreted value of the debentures at the time.  CSX may redeem the debentures for cash at any time at a redemption price equal to the accreted value of the debentures.

Holders currently may convert their debentures into shares of CSX common stock at a conversion rate of 35.49 common shares per $1,000 principal amount at maturity of debentures.  During 2008, $142 million face value of debentures was converted into 5 million shares of CSX common stock.  There were no material conversions during 2009.  At December 2009, $31 million face value debentures remained outstanding, convertible into approximately 1 million shares of CSX common stock.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of December 2009
Fiscal Years Ending
2010	$113
2011	605
2012	507
2013	779
2014	526
2015 and Thereafter	5,478
Total Long-term Debt Maturities (including current portion)	$8,008

Credit Facilities

In 2006, the Company entered into a $1.25 billion five-year unsecured revolving credit facility and a $15 million secured revolving credit facility expiring in 2011.  In 2007, with the consent of the lenders and in accordance with the facility’s terms, CSX extended the maturity date of the $1.25 billion facility an additional year, to 2012.

Additionally, with the approval of the lending banks, CSX may increase its total borrowing capacity under the $1.25 billion facility by $500 million, from $1.25 billion to up to $1.75 billion. The facility was not drawn on as of December 2009.  Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers.

In 2009, CSX paid approximately $2 million in total fees associated with the undrawn facilities. These credit facilities allow for borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. At December 2009, CSX was in compliance with all covenant requirements under the facilities.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Receivables Securitization Facility

In 2009, the Company entered into a $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term and expires on September 27, 2010.  As of the date of this filing, CSX has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transfer eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. The cash received in exchange for these receivables when CSX Trade Receivables monetizes them by selling them to third-party lenders will be recorded as debt on CSX’s consolidated financial statements due to certain optional reduction or prepayment provisions.

NOTE 10.  Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense.  Miscellaneous income (expense) includes equity earnings or losses, investment gains and losses and other non-operating activities.  Other income – net consisted of the following:

		Fiscal Years
(Dollars in Millions)	2009	2008	2007

Interest Income	$11	$37	$55
Income from Real Estate	31	39	58
Miscellaneous Income (Expense)(a)	(8)	24	(8)
Total Other Income - Net	$34	$100	$105

Gross Revenue from Real Estate
Operations included above	$60	$77	$95

(a)
In 2008, CSX recorded additional income of $30 million for an adjustment to correct equity earnings from a non-consolidated subsidiary.  For the year 2007, CSX recorded expense of $10 million related to an early redemption premium and the write-off of debt issuance costs.

Previously, the results of operations from The Greenbrier resort were included in other income – net.  In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort. The results of this resort are now presented in discontinued operations on the consolidated income statements and all prior periods have been reclassified.  For more information, see Note 14, Discontinued Operations.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 11.  Other Long-term Assets and Other Long-term Liabilities

Other Long-term Assets

Other Long-term Assets consisted of the following:

	December
	2009	2008
(Dollars in Millions)
Goodwill (a)	$64	$64
Available for Sale Securities (b)	35	48
Debt Issuance Costs	35	36
Other Long-term Assets	31	46
Total Other Long-term Assets	$165	$194

(a)	Goodwill related to subsidiaries of CSXT, primarily Four Rivers Transportation, represents purchase price in excess of fair value.
(b)	Available for Sale Securities include investments in marketable securities.

Other Long-term Liabilities

Other Long-term Liabilities consisted of the following:

	December
	2009	2008
(Dollars in Millions)
Pension Plan Liability (a)	$603	$730
Post-retirement Benefit Liability (a)	364	331
Deferred Gains	143	160
Accrued Deferred Compensation	79	77
Accrued Sick Leave	17	24
Deferred Lease Payments	18	21
Income Taxes Payable	-	9
Other Long-term Liabilities	60	74
Total Other Long-term Liabilities	$1,284	$1,426

(a) See Note 8, Employee Benefit Plans, for explanation on changes in pension and post-retirement benefit liabilities.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 12.  Income Taxes

Earnings from continuing operations before income taxes of $1.8 billion, $2.3 billion and $1.9 billion for fiscal years 2009, 2008, and 2007, respectively, represent earnings from domestic operations.

The significant components of deferred tax assets and liabilities include:

	2009		2008
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$223	$-	$282	$-
Other Employee Benefit Plans	303	-	317	-
Accelerated Depreciation	-	7,184	-	6,882
Other	365	135	469	218
Total	$891	$7,319	$1,068	$7,100
Net Deferred Tax Liabilities		$6,428		$6,032

The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense;

•	Deferred income taxes attributable to discontinued operations; and

•	Accumulated other comprehensive loss and other capital adjustments;

The breakdown of income tax expense between current and deferred is as follows:

(Dollars in Millions)	Fiscal Years
Current:	2009(a)	2008(b)	2007
Federal	$151	$284	$398
State	37	73	46
Total Current	188	357	444
Deferred:
Federal	413	477	233
State	23	20	35
Total Deferred	436	497	268
Total	$624	$854	$712

(a)	The decrease in current tax expense during 2009 is primarily due to the decrease to pre-tax earnings.

(b)
The increase in deferred tax expense during 2008 is primarily due to the bonus depreciation provision of the Economic Stimulus Act of 2008 which had an impact of approximately $200 million.  Likewise, 2009 deferred tax expense was impacted by approximately $160 million related to bonus depreciation.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 12.  Income Taxes, continued

Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  The change in the 2008 effective income tax rate compared to the prior year is primarily attributed to prior year audit resolutions.  The change in the 2009 effective income tax rate compared to the prior year is primarily attributed to a state tax benefit recorded for the change in the apportionment of state taxes.

	Fiscal Years
(Dollars In Millions)	2009		2008		2007
Federal Income Taxes	$616	35%	$822	35%	$682	35%
State Income Taxes	37	2	59	3	50	3
Prior Year Audit Resolutions	(15)	(1)	(18)	(1)	5	-
Other Items(a)	(14)	(1)	(9)	(1)	(25)	(1)
Income Tax Expense/Rate	$624	35%	$854	36%	$712	37%

(a) Other items primarily include tax impacts from equity in Conrail and other partially owned subsidiaries’ earnings.

CSX adopted the Income Taxes Topic in the ASC, at the beginning of fiscal year 2007. As a result of the implementation, the Company recognized a $31 million decrease to reserves for uncertain tax positions.  This decrease, along with a $2 million reduction for unconsolidated subsidiaries accounted for under the equity method of accounting, was recorded as a cumulative effect adjustment to the beginning balance of retained earnings on the balance sheet.

The change to the total gross unrecognized tax benefits of the Company during the fiscal year ended December 2009 is reconciled as follows:

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2009	2008
Beginning Balance	$57	$58
Additions based on tax positions related to current year	1	3
Additions based on tax positions related to prior year	6	14
Settlements with taxing authorities	(1)	(16)
Lapse of statute of limitations	(13)	(2)
Balance at December 2009	$50	$57

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 12.  Income Taxes, continued

As of December 2009 and 2008, the Company had approximately $50 million and $57 million, respectively, of total unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $41 million and $50 million, respectively, could favorably affect the effective income tax rate.  The Company estimates that approximately $42 million of the unrecognized tax benefits as of December 2009 for various state and federal income tax matters will be resolved over the next 12 months.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  During 2009, the Company participated in a contemporaneous IRS audit of tax years 2008 and 2009.   During 2008, the Internal Revenue Service (“IRS”) completed its examination of tax years 2004 through 2007.  The Company has appealed a tax adjustment proposed by the IRS for the tax year 2005.  The appeals process is expected to last less than one year.  Federal examinations of original federal income tax returns for all years through 2007 are otherwise resolved.

During fourth quarter 2009, the Company resolved the final issue on the 2004 – 2006 IRS Audit Appeal.  The result of this resolution is currently awaiting Joint Committee of Taxation review and approval.  The Company estimates the settlement of this audit cycle could reduce gross unrecognized tax benefits by approximately $28 million and will result in a net tax benefit of approximately $16 million plus interest.  Approximately $6 million of the gross unrecognized tax benefits total would be closed upon the expiration of statutes of limitations.  The final outcome of these uncertain tax positions, however, is not yet determinable.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are benefits of $6 million, $2 million and $8 million for fiscal years 2009, 2008 and 2007, respectively, for the reduction to reserves for interest and penalties for all prior year tax positions.  Benefits for interest and penalties are due to favorable tax settlements of prior period tax audits where the Company had previously accrued a liability for interest and penalties.  The Company had $6 million and $2 million accrued for interest and penalties for 2009 and 2008, respectively, for all prior year tax positions.  The increase for interest and penalties during 2009 is primarily related to the credit of interest overpayments against tax liability amounts due to the IRS by the Company.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 13.  Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail. CSX has a 42% economic interest and 50% voting interest in the jointly owned entity and NS has the remainder of the economic and voting interests.  Pursuant to the Investments-Equity Method and Joint Venture Topic in the ASC, CSX applies the equity method of accounting to its investment in Conrail.

Conrail owns and operates rail infrastructure for the joint benefit of CSX and NS.  This is known as the shared asset area. Conrail charges fees for right-of way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area.   These expenses are included in materials, supplies and other on the consolidated income statements.

Also included in materials, supplies and other are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.  The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value.

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

		Fiscal Years
(Dollars in Millions)	2009	2008	2007
Rents, Fees and Services	$104	$112	$97
Purchase Price Amortization and Other	4	4	4
Equity in Income of Conrail	(27)	(23)	(35)
Total Conrail Rents, Fees and Services	$81	$93	$66

Interest expense from the promissory notes payable to a Conrail subsidiary was as follows:

		Fiscal Years
(Dollars in Millions)	2009	2008	2007
Interest Expense Related to Conrail	$4	$4	$4

    As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 13.  Related Party Transactions, continued

	December 25,	December 26,
(Dollars in Millions)	2009	2008
Balance Sheet Information:
CSX Payable to Conrail (a)	$65	$63
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035 (b)	$73	$73
4.52% CSXT Promissory Note due March 2035 (b)	$23	$23

(a) Included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.
(b) Included on the consolidated balance sheet of CSX as long-term debt.

NOTE 14.  Discontinued Operations

The Greenbrier

In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation (“GHC” or “The Greenbrier”) to Justice Family Group, LLC (“JFG”) for approximately $21 million in cash.  CSX recognized a gain on the sale of $25 million which included a tax benefit of $3 million in the second quarter of 2009. The gain was calculated using cash proceeds, net book value, deal-related costs incurred and tax benefits. CSX has retained responsibility for certain pre-closing Greenbrier pension obligations.  Additionally in 2009, The Greenbrier recognized a pre-tax operating loss of $17 million or $10 million after tax.

In 2008, prior to JFG purchasing The Greenbrier, CSX identified impairment indicators, including a significant decrease in the market value associated with The Greenbrier, which caused the Company to review the carrying amount of the assets of the resort.  Based on level 3 inputs within the fair value hierarchy, this review resulted in a write-down of the assets.  The 2008 impairment and operating loss had a pre-tax impact of $203 million or $130 million after tax.

The 2008 impairment and operating loss and the 2009 transaction are reported as discontinued operations under the subsection Impairment or Disposal of Long-Lived Assets in the ASC.  Therefore, the gain on sale as well as losses from operations is reported as discontinued operations.  Previously, all amounts associated with the operations of The Greenbrier were included in Other Income - Net.  All prior periods have been reclassified to reflect this change.

International Terminals

Discontinued operations for 2007 included an income tax benefit related to the 2005 sale of CSX’s International Terminals business.  The Company recorded a tax benefit of $110 million which was primarily associated with the 2007 resolution of income tax matters related to former activities of the marine service businesses, including the International Terminals business.  This 2007 tax benefit was recorded in discontinued operations as the Company no longer operates in these businesses.  This tax benefit was associated with tax basis adjustments, foreign dividends and foreign tax credits from operations over a multi-year period.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 14.  Discontinued Operations, continued

Income statement information:

	Fiscal Years
(Dollars in Millions)	2009	2008	2007
Net Loss From Operations, After Tax	$(10)	$(130)	$(10)
Gain on Sale, After Tax	25	-	-
Income Tax Benefit	-	-	110
Net Income (Loss) From Discontinued Operations	$15	$(130)	$100

Earnings Per Share
From Discontinued Operations, Assuming Dilution	$0.04	$(0.32)	$0.22

NOTE 15.    Fair Value Measurements

Beginning in 2009, the Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in annual reports as well as in quarterly reports.  For CSX, this statement applies to certain investments, pension plan assets and long-term debt.  Also, the Fair Value Measurements and Disclosures Topic in the ASC clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments, pension plan assets and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments)

The valuation methods described below may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 15.  Fair Value Measurements, continued

Investments

The Company’s investment assets are valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC.  As of December 2009, these bonds had a fair value of $96 million and an amortized cost basis of $91 million.  Level 2 inputs were used to determine fair value of the Company’s investment assets.

Long-term Debt

Long-term debt is reported at carrying amount on the consolidated balance sheet and is the Company’s only financial instrument with fair values significantly different from their carrying amounts.  The majority of the Company’s long-term debt is valued by an independent third party.  For those instruments not valued by the third party, the fair value has been estimated using discounted cash flow analysis based upon the yields provided by the same independent third party.  Level 2 inputs were used to determine the fair value of the Company’s long-term debt.

The fair value of outstanding debt fluctuates with changes in a number of factors.  Such factors include, but are not limited to, interest rates, market conditions, values of similar financial instruments, size of the transaction, cash flow projections, and comparable trades.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of a company’s debt is a measure of its current value under present market conditions.  It does not impact the financial statements under current accounting rules.  The fair value and carrying value of the Company’s long-term debt is as follows:

(Dollars in Millions)	December 2009	December 2008
Long-term Debt Including Current Maturities:
Fair Value	$8,780	$7,415
Carrying Value	$8,008	$7,831

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 15.   Fair Value Measurements, continued

Pension Plan Assets

The Investment Committee targets an allocation of pension assets to be generally 60% equity and 40% fixed income.  There are several valuation methodologies used for those assets as described below.

•	Common stock: Valued at the closing price reported on the active market on which the individual securities are traded on the last day of the calendar plan year.

•	Common trust funds: Valued at the net asset value of shares held by the Master Trust at year end as determined by the issuer of the fund.

•
Corporate bonds, U.S. Government securities, and asset-backed securities: Valued using price evaluations reflecting the bid and/or ask sides of the market for an investment as of the last day of the calendar plan year.

•	Partnerships: Private equity valued using the market values associated with the underlying investments at year end as determined by the issuer of the fund.

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan year 2009:

(Dollars in Millions)	Level 1	Level 2	Level 3	Total
Common Stock	$536	$-	$-	$536
Common Trust Funds	-	454	-	454
Corporate Bonds	-	546	-	546
U.S. Government Securities	-	120	-	120
Asset-backed Securities	-	30	-	30
Partnerships	-	-	95	95
Total Investments at Fair Value	$536	$1,150	$95	$1,781

For additional information related to pension assets, see Note 8, Employee Benefit Plans.

The summary of changes in the fair value of the Company’s level 3 pension plan assets for the calendar plan year 2009:

(Dollars in Millions)	Partnerships
Balance, Beginning of Year	$53

Purchases	27
Unrealized Gains	15

Balance, End of Year	$95

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 16.  Derivative Financial Instruments

Interest Rate Swaps

CSX uses derivative financial instruments to manage its overall exposure to fluctuations in interest rates.  During 2007, CSX repaid $450 million of debentures that matured and called $150 million of debentures due in 2032.  As a result, CSX also settled the interest rate swaps related to those debentures.  CSX had $20 million and $30 million of additional outstanding interest rate swaps as of December 2009 and 2008, respectively.  The impact of the interest rate swaps on interest expense was $1 million in each of those years.  The interest rate swap agreements were designated and qualified as fair value hedges.  CSX’s interest rate swaps qualified as perfectly effective, as defined by the Derivatives and Hedging Topic in the ASC.  As such, there was no ineffective portion to the hedge recognized in earnings during the current or prior year periods.

NOTE 17.  Business Segments

The Company’s consolidated operating income results are comprised of two business segments: Rail and Intermodal.  The Rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance of the segment is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies and Note 6, Properties.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 17.  Business Segments, continued

Certain segment information has been reclassified to conform to current year presentation.  Business segment information was as follows:

	Fiscal Years
(Dollars in Millions)	2009	2008	2007
Revenue from External Customers:
Rail	$7,837	$9,789	$8,674
Intermodal	1,204	1,466	1,356
Consolidated	$9,041	$11,255	$10,030

Operating Income:
Rail	$2,123	$2,478	$2,000
Intermodal	162	290	260
Consolidated	$2,285	$2,768	$2,260

Assets:
Rail	$26,107	$25,343	$24,502
Intermodal	359	321	283
Investment in Conrail	650	609	639
Elimination of Intersegment Payables (Receivables) (a)	(511)	(8)	(121)
Non-segment Assets (a)	431	23	231
Consolidated	$27,036	$26,288	$25,534

Depreciation Expense:
Rail	$883	$879	$849
Intermodal	25	25	34
Consolidated	$908	$904	$883

Property Additions:
Rail	$1,403	$1,672	$1,678
Intermodal	44	62	60
Non-Segment	-	6	35
Consolidated	$1,447	$1,740	$1,773

(a)
The increase from 2008 is a result of the transfer of intercompany receivables to CSX Trade Receivables. For more information on the receivables securitization facility, see Note 9, Debt and Credit Agreements.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 18.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

	2009
	Quarters
	1st	2nd	3rd	4th	Full Year
(Dollars in Millions, Except Per Share Amounts)
Operating Revenue	$2,247	$2,185	$2,289	$2,320	$9,041
Operating Income	522	582	598	583	2,285
Earnings from Continuing Operations	254	285	293	305	1,137
Discontinued Operations (a)	(8)	23	-	-	15
Net Earnings	$246	$308	$293	$305	$1,152

Earnings Per Share, Basic:
Continuing Operations	$0.65	$0.73	$0.75	$0.77	$2.90
Discontinued Operations (a)	(0.02)	0.06	-	-	0.04
Net Earnings	$0.63	$0.79	$0.75	$0.77	$2.94

Earnings Per Share, Assuming Dilution:
Continuing Operations	$0.64	$0.72	$0.74	$0.77	$2.87
Discontinued Operations (a)	(0.02)	0.06	-	-	0.04
Net Earnings	$0.62	$0.78	$0.74	$0.77	$2.91

Dividend Per Share	$0.22	$0.22	$0.22	$0.22	$0.88

	2008
	Quarters
	1st	2nd	3rd	4th	Full Year
(Dollars in Millions, Except Per Share Amounts)
Operating Revenue	$2,713	$2,907	$2,961	$2,674	$11,255
Operating Income	626	717	733	692	2,768
Earnings from Continuing Operations (b)	362	392	380	361	1,495
Discontinued Operations (a)	(11)	(7)	2	(114)	(130)
Net Earnings	$351	$385	$382	$247	$1,365

Earnings Per Share, Basic:
Continuing Operations	$0.90	$0.97	$0.94	$0.92	$3.73
Discontinued Operations (a)	(0.03)	(0.02)	0.01	(0.29)	(0.32)
Net Earnings	$0.87	$0.95	$0.95	$0.63	$3.41

Earnings Per Share, Assuming Dilution:
Continuing Operations	$0.88	$0.95	$0.93	$0.92	$3.66
Discontinued Operations (a)	(0.03)	(0.02)	0.01	(0.29)	(0.32)
Net Earnings	$0.85	$0.93	$0.94	$0.63	$3.34

Dividend Per Share	$0.15	$0.18	$0.22	$0.22	$0.77

Prior periods have been reclassified to conform to the current presentation.

(a)	Discontinued Operations - Included in fourth quarter 2008, discontinued operations amount is an impairment loss of $107 million after-tax on CSX’s former investment in The Greenbrier resort.

(b)
 Earnings from Continuing Operations - In first quarter 2008, CSX recorded a non-cash adjustment of $30 million to correct equity earnings from a non-consolidated subsidiary resulting in additional income.

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data

In 2007, CSXT sold secured equipment notes maturing in 2023 and in 2008, CSXT sold additional secured equipment notes maturing in 2014 in registered public offerings.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 25, 2009	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Operating Revenue	$-	$7,776	$1,362	$(97)	$9,041
Operating Expense	(279)	5,968	1,164	(97)	6,756
Operating Income	279	1,808	198	-	2,285

Equity in Earnings of Subsidiaries	1,569	-	-	(1,569)	-
Interest Expense	(500)	(116)	(11)	69	(558)
Other Income - Net	63	28	12	(69)	34

Earnings from Continuing Operations
Before Income Taxes	1,411	1,720	199	(1,569)	1,761
Income Tax Benefit (Expense)	(291)	(630)	297	-	(624)
Earnings from Continuing Operations	1,120	1,090	496	(1,569)	1,137
Discontinued Operations	32	-	(17)	-	15
Net Earnings	$1,152	$1,090	$479	$(1,569)	$1,152

Fiscal Year Ended December 26, 2008	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Operating Revenue	$-	$9,712	$1,675	$(132)	$11,255
Operating Expense	(193)	7,511	1,289	(120)	8,487
Operating Income	193	2,201	386	(12)	2,768

Equity in Earnings of Subsidiaries	1,500	-	-	(1,500)	-
Interest Expense	(544)	(155)	(22)	202	(519)
Other Income - Net	110	118	62	(190)	100

Earnings from Continuing Operations
Before Income Taxes	1,259	2,164	426	(1,500)	2,349
Income Tax Benefit (Expense)	106	(733)	(227)	-	(854)
Earnings from Continuing Operations	1,365	1,431	199	(1,500)	1,495
Discontinued Operations	-	-	(130)	-	(130)
Net Earnings	$1,365	$1,431	$69	$(1,500)	$1,365

Fiscal Year Ended December 28, 2007	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Operating Revenue	$-	$8,591	$1,546	$(107)	$10,030
Operating Expense	(203)	6,894	1,176	(97)	7,770
Operating Income	203	1,697	370	(10)	2,260

Equity in Earnings of Subsidiaries	1,363	-	-	(1,363)	-
Interest Expense	(568)	(238)	(46)	435	(417)
Other Income - Net	166	154	210	(425)	105

Earnings from Continuing Operations
Before Income Taxes	1,164	1,613	534	(1,363)	1,948
Income Tax Benefit (Expense)	62	(614)	(160)	-	(712)
Earnings from Continuing Operations	1,226	999	374	(1,363)	1,236
Discontinued Operations	110	-	(10)	-	100
Net Earnings	$1,336	$999	$364	$(1,363)	$1,336

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

December 25, 2009	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$918	$30	$81	$-	$1,029
Short-term Investments	-	-	61	-	61
Accounts Receivable - Net	4	888	103	-	995
Materials and Supplies	-	203	-	-	203
Deferred Income Taxes	13	137	8	-	158
Other Current Assets	19	32	533	(460)	124
Total Current Assets	954	1,290	786	(460)	2,570

Properties	4	29,739	1,338	-	31,081
Accumulated Depreciation	(6)	(7,036)	(826)	-	(7,868)
Properties - Net	(2)	22,703	512	-	23,213

Investments in Conrail	-	-	650	-	650
Affiliates and Other Companies	-	566	(128)	-	438
Investments in Consolidated Subsidiaries	15,474	-	47	(15,521)	-
Other Long-term Assets	46	75	87	(43)	165
Total Assets	$16,472	$24,634	$1,954	$(16,024)	$27,036

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$111	$628	$228	$-	$967
Labor and Fringe Benefits Payable	37	307	39	-	383
Payable to Affiliates	625	786	(962)	(449)	-
Casualty, Environmental and Other Reserves	-	168	22	-	190
Current Maturities of Long-term Debt	-	110	3	-	113
Income and Other Taxes Payable	32	182	(102)	-	112
Other Current Liabilities	1	97	13	(11)	100
Total Current Liabilities	$806	$2,278	$(759)	$(460)	$1,865

Casualty, Environmental and Other Reserves	-	449	98	-	547
Long-term Debt	6,557	1,334	4	-	7,895
Deferred Income Taxes	(337)	6,871	51	-	6,585
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	600	522	162	-	1,284
Total Liabilities	$7,626	$11,454	$(400)	$(504)	$18,176

Shareholders' Equity
Common Stock, $1 Par Value	393	181	-	(181)	393
Other Capital	80	5,569	1,951	(7,520)	80
Retained Earnings	9,182	7,485	415	(7,900)	9,182
Accumulated Other Comprehensive Loss	(809)	(77)	(54)	131	(809)
Noncontrolling Minority Interest	-	22	42	(50)	14
Total Shareholders' Equity	8,846	13,180	2,354	(15,520)	8,860
Total Liabilities and Shareholders' Equity	$16,472	$24,634	$1,954	$(16,024)	$27,036

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

	CSX	CSX
December 26, 2008	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$559	$63	$47	$-	$669
Short-term Investments	-	-	76	-	76
Accounts Receivable - Net	5	1,046	56	-	1,107
Materials and Supplies	-	217	-	-	217
Deferred Income Taxes	11	187	5	-	203
Other Current Assets	112	34	52	(79)	119
Total Current Assets	687	1,547	236	(79)	2,391

Properties	6	28,958	1,244	-	30,208
Accumulated Depreciation	(9)	(6,758)	(753)	-	(7,520)
Properties - Net	(3)	22,200	491	-	22,688

Investments in Conrail	-	-	609	-	609
Affiliates and Other Companies	-	527	(121)	-	406
Investments in Consolidated Subsidiaries	14,566	-	41	(14,607)	-
Other Long-term Assets	52	76	109	(43)	194
Total Assets	$15,302	$24,350	$1,365	$(14,729)	$26,288

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$99	$739	$135	$-	$973
Labor and Fringe Benefits Payable	40	366	59	-	465
Payable to Affiliates	455	765	(1,153)	(67)	-
Casualty, Environmental and Other Reserves	-	211	25	-	236
Current Maturities of Long-term Debt	200	116	3	-	319
Income and Other Taxes Payable	(2)	208	(81)	-	125
Other Current Liabilities	2	271	24	(11)	286
Total Current Liabilities	794	2,676	(988)	(78)	2,404

Casualty, Environmental and Other Reserves	1	547	95	-	643
Long-term Debt	6,058	1,447	7	-	7,512
Deferred Income Taxes	(629)	6,591	273	-	6,235
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	1,010	493	(36)	(41)	1,426
Total Liabilities	7,234	11,754	(605)	(163)	18,220

Shareholders' Equity
Common Stock, $1 Par Value	391	181	-	(181)	391
Other Capital	-	5,566	1,923	(7,489)	-
Retained Earnings	8,398	6,870	148	(7,018)	8,398
Accumulated Other Comprehensive Loss	(741)	(41)	(104)	145	(741)
Noncontrolling Minority Interest	20	20	3	(23)	20
Total Shareholders' Equity	8,068	12,596	1,970	(14,566)	8,068
Total Liabilities and Shareholders' Equity	$15,302	$24,350	$1,365	$(14,729)	$26,288

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Fiscal Year Ended December 25, 2009	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$109	$3,004	$(94)	$(959)	$2,060

Investing Activities
Property Additions	-	(1,352)	(95)	-	(1,447)
Purchases of Short-term Investments	-	-	-	-	-
Proceeds from Sales of Short-term Investments	-	-	-	-	-
Other Investing Activities	(87)	(360)	26	475	54
Net Cash Provided by (Used in) Investing Activities	(87)	(1,712)	(69)	475	(1,393)

Financing Activities
Long-term Debt Issued	500	-	-	-	500
Long-term Debt Repaid	(200)	(120)	(3)	-	(323)
Dividends Paid	(352)	(475)	(2)	484	(345)
Stock Options Exercised	34	-	-	-	34
Other Financing Activities	355	(730)	202	-	(173)
Net Cash Provided by (Used in) Financing Activities	337	(1,325)	197	484	(307)

Net Increase (Decrease) in Cash and Cash Equivalents	359	(33)	34	-	360
Cash and Cash Equivalents at Beginning of Period	559	63	47	-	669
Cash and Cash Equivalents at End of Period	$918	$30	$81	$-	$1,029

	CSX	CSX
Fiscal Year Ended December 26, 2008	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,093	$2,390	$139	$(708)	$2,914

Investing Activities
Property Additions	-	(1,635)	(105)	-	(1,740)
Purchases of Short-term Investments	(25)	-	-	-	(25)
Proceeds from Sales of Short-term Investments	280	-	-	-	280
Other Investing Activities	569	124	136	(793)	36
Net Cash Provided by (Used in) Investing Activities	824	(1,511)	31	(793)	(1,449)

Financing Activities
Long-term Debt Issued	1,000	351	-	-	1,351
Long-term Debt Repaid	(518)	(121)	(3)	-	(642)
Dividends Paid	(314)	(325)	(27)	358	(308)
Stock Options Exercised	83	-	-	-	83
Shares Repurchased	(1,570)	-	-	-	(1,570)
Other Financing Activities	(337)	(776)	(108)	1,143	(78)
Net Cash Provided by (Used in) Financing Activities	(1,656)	(871)	(138)	1,501	(1,164)

Net Increase (Decrease) in Cash and Cash Equivalents	261	8	32	-	301
Cash and Cash Equivalents at Beginning of Period	298	55	15	-	368
Cash and Cash Equivalents at End of Period	$559	$63	$47	$-	$669

CSX CORPORATION
PART II
Item 8.  Financial Statements and Supplementary Data

NOTE 19.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Fiscal Year Ended December 28, 2007	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(871)	$2,321	$919	$(185)	$2,184

Investing Activities
Property Additions	(2)	(1,632)	(139)	-	(1,773)
Purchases of Short-term Investments	(2,338)	-	-	-	(2,338)
Proceeds from Sales of Short-term Investments	2,459	-	-	-	2,459
Other Investing Activities	513	235	(781)	(8)	(41)
Net Cash Provided by (Used in) Investing Activities	632	(1,397)	(920)	(8)	(1,693)

Financing Activities
Long-term Debt Issued	2,000	381	-	-	2,381
Long-term Debt Repaid	(620)	(142)	(23)	-	(785)
Dividends Paid	(236)	(120)	(27)	152	(231)
Stock Options Exercised	153	-	-	-	153
Shares Repurchased	(2,174)	-	-	-	(2,174)
Other Financing Activities	998	(1,005)	38	41	72
Net Cash Provided by (Used in) Financing Activities	121	(886)	(12)	193	(584)

Net Increase (Decrease) in Cash and Cash Equivalents	(118)	38	(13)	-	(93)
Cash and Cash Equivalents at Beginning of Period	416	17	28	-	461
Cash and Cash Equivalents at End of Period	$298	$55	15	$-	$368

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 25, 2009, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 25, 2009, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2009 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2009 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 25, 2009.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 25, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s internal control over financial reporting as of December 25, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 25, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements of CSX Corporation and our report dated February 19, 2010 expressed an unqualified opinion thereon.

                /s/ Ernst & Young LLP
                Independent Certified Public Accountants

Jacksonville, Florida
February 19, 2010

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

CSX CORPORATION
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 24, 2010 with respect to its 2010 annual meeting of shareholders, except for the information regarding the executive officers of the Company.   Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX CORPORATION
PART IV

Item 15.  Exhibits, Financial Statement Schedules

 (a)  (1) Financial Statements

See Index to Consolidated Financial Statements on page 65.

(2) Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements, Casualty, Environmental and Other Reserves.  All other financial statement schedules are not applicable.

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

10.18
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

10.19
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

10.20
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

10.22
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

10.23
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

10.24
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

10.29**	Employment Agreement with David A. Brown, dated as of January 1, 2010

10.30**	Restricted Stock Award Agreement with David A. Brown

10.31**	Restricted Stock Award Agreement with Lisa A. Mancini

10.32	Revolving Credit Agreement, dated May 4, 2006 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 9, 2006)

10.33**	Long-term Incentive Plan, dated May 6, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 9, 2008)

10.34	Long-term Incentive Plan, dated May 5, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2009)

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31*	Rule 13a-14(a) Certifications

32*	Section 1350 Certifications

99 *	Annual CEO Certification pursuant to NYSE Rule 303A.12(a).

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
Note: Items not filed herewith have been submitted in previous SEC filings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          CSX CORPORATION
                                                                                                                  (Registrant)

                         By:  /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 18, 2010

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2010.

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