Form 10-Q
period 2010-03-26
CSX CORP
filed 2010-04-19
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2010

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
Yes (  )    No (X)

    There were 389,225,965 shares of common stock outstanding on March 26, 2010 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2010
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters Ended March 26, 2010 and March 27, 2009

	Consolidated Balance Sheets -	4
	At March 26, 2010 (Unaudited) and December 25, 2009

	Consolidated Cash Flow Statements (Unaudited) -	5
	Quarters Ended March 26, 2010 and March 27, 2009

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition	28
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	CSX Purchases of Equity Securities	41

Item 3.	Defaults upon Senior Securities	42

Item 4.	Submission of Matters to a Vote of Security Holders	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signature		43

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	First Quarters
	2010	2009
Revenue	$2,491	$2,247
Expense
Labor and Fringe	729	662
Materials, Supplies and Other	453	477
Fuel	283	191
Depreciation	229	224
Equipment and Other Rents	100	113
Inland Transportation	63	58
Total Expense	1,857	1,725

Operating Income	634	522

Interest Expense	(142)	(141)
Other Income - Net (Note 8)	11	3
Earnings From Continuing Operations
Before Income Taxes	503	384

Income Tax Expense (Note 9)	(197)	(130)
Earnings From Continuing Operations	306	254

Discontinued Operations (Note 10)	-	(8)
Net Earnings	$306	$246

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$0.78	$0.65
Discontinued Operations	-	(0.02)
Net Earnings	$0.78	$0.63

Net Earnings Per Share, Assuming Dilution
Continuing Operations	$0.78	$0.64
Discontinued Operations	-	(0.02)
Net Earnings	$0.78	$0.62

Average Shares Outstanding (Thousands)	391,079	391,160

Average Shares Outstanding,
Assuming Dilution (Thousands)	394,323	394,101

Cash Dividends Paid Per Common Share	$0.24	$0.22

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 26,	December 25,
	2010	2009
ASSETS
Current Assets:
Cash and Cash Equivalents	$993	$1,029
Short-term Investments	57	61
Accounts Receivable - Net (Note 1)	971	995
Materials and Supplies	218	203
Deferred Income Taxes	184	158
Other Current Assets	78	124
Total Current Assets	2,501	2,570

Properties	31,276	31,081
Accumulated Depreciation	(7,986)	(7,868)
Properties - Net	23,290	23,213

Investment in Conrail	654	650
Affiliates and Other Companies	442	438
Other Long-term Assets	306	165
Total Assets	$27,193	$27,036

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
Accounts Payable	$931	$967
Labor and Fringe Benefits Payable	376	383
Casualty, Environmental and Other Reserves (Note 4)	185	190
Current Maturities of Long-term Debt (Note 7)	617	113
Income and Other Taxes Payable	162	112
Other Current Liabilities	117	100
Total Current Liabilities	2,388	1,865

Casualty, Environmental and Other Reserves (Note 4)	553	547
Long-term Debt (Note 7)	7,372	7,895
Deferred Income Taxes	6,668	6,585
Other Long-term Liabilities	1,327	1,284
Total Liabilities	18,308	18,176

Shareholders' Equity:
Common Stock $1 Par Value	389	393
Other Capital	-	80
Retained Earnings	9,279	9,182
Accumulated Other Comprehensive Loss (Note 1)	(798)	(809)
Noncontrolling Interest	15	14
Total Shareholders' Equity	8,885	8,860
Total Liabilities and Shareholders' Equity	$27,193	$27,036

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	First Quarters
	2010	2009
OPERATING ACTIVITIES
Net Earnings	$306	$246
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	229	224
Deferred Income Taxes	47	79
Other Operating Activities	64	(65)
Changes in Operating Assets and Liabilities:
Accounts Receivable	24	132
Other Current Assets	(34)	(76)
Accounts Payable	(26)	(36)
Income and Other Taxes Payable	125	31
Other Current Liabilities	12	(86)
Net Cash Provided by Operating Activities	747	449

INVESTING ACTIVITIES
Property Additions (Note 1)	(331)	(309)
Other Investing Activities	18	37
Net Cash Used in Investing Activities	(313)	(272)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	-	500
Long-term Debt Repaid (Note 7)	(17)	(26)
Dividends Paid	(93)	(86)
Stock Options Exercised (Note 3)	6	2
Shares Repurchased	(229)	-
Other Financing Activities (Note 1)	(137)	(180)
Net Cash (Used in) Provided by Financing Activities	(470)	210

Net (Decrease) Increase in Cash and Cash Equivalents	(36)	387

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,029	669
Cash and Cash Equivalents at End of Period	$993	$1,056

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters ended March 26, 2010 and March 27, 2009;

•	Consolidated balance sheets at March 26, 2010 and December 25, 2009; and

•	Consolidated cash flow statements for the quarters ended March 26, 2010 and March 27, 2009.

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarter of 2010 and 2009 consisted of 13 weeks ending on March 26, 2010 and March 27, 2009, respectively.

•	Fiscal year 2009 consisted of 52 weeks ending on December 25, 2009.

•	Please note that fiscal year 2010 consists of 53 weeks ending on December 31, 2010.

Except as otherwise specified, references to quarters indicate CSX’s fiscal periods ending March 26, 2010 and March 27, 2009, and references to year-end indicate the fiscal year ended December 25, 2009.

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”) in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of related tax effects and were $318 million and $246 million for first quarters 2010 and 2009, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments. Overall equity was reduced by $798 million and $809 million as of March 2010 and December 2009, respectively, primarily as a result of normal quarterly pension reclassifications.  In general, for CSX, AOCI is not materially impacted by other items.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   Nature of Operations and Significant Accounting Policies, continued

Allowance for Doubtful Accounts

    The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, public project receivables (work done by the Company on behalf of a government agency), claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.  Allowance for doubtful accounts of $47 million is included in the consolidated balance sheets as of March 2010 and December 2009.

Capital Expenditures

    Property additions, which are classified as investing activities on the consolidated cash flow statements, consisted of $331 million and $309 million for first quarters 2010 and 2009, respectively.  Total capital expenditures for 2009 included purchases of new assets using seller financing of approximately $160 million, for which payments are included in other financing activities on the consolidated cash flow statements.  There were no purchases of new assets under seller financing agreements during first quarter 2010.  The Company plans to spend $1.7 billion for total capital expenditures in 2010.

Retained Earnings

    During first quarter 2010, CSX's other capital balance was reduced to zero as a result of share repurchases. In accordance with the Equity Topic in the ASC, other capital cannot be negative.  Therefore, a reclassification of $116 million was made between retained earnings and other capital to bring the other capital balance to zero.  Generally, retained earnings is only impacted by net earnings and dividends.

Other Items

 Dividend Increase

         On February 10, 2010, CSX announced a 9 percent increase to its quarterly cash dividend to 24 cents per share payable on March 15, 2010 to shareholders of record on February 26, 2010.  With this dividend increase, CSX more than tripled its quarterly dividend since the end of 2005.

Subsequent Event – Share Repurchases

    In first quarter 2010, CSX completed $229 million of share repurchases.  Subsequent to the end of first quarter, through the date of this filing, the Company completed an additional $34 million of share repurchases pursuant to the outstanding Board authority.  Since March 2008, CSX has completed $1.5 billion in share repurchases and has remaining authority of $1.5 billion.  Future share repurchases will be based on market and business conditions.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.     Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2010	2009
Numerator (Dollars in millions):
Earnings from Continuing Operations	$306	$254
Discontinued Operations - Net of Tax (a)	-	(8)
Net Earnings	306	246

Denominator (Units in thousands):
Average Common Shares Outstanding	391,079	391,160
Convertible Debt	1,042	1,118
Stock Option Common Stock Equivalents (b)	2,131	1,823
Other Potentially Dilutive Common Shares	71	-
Average Common Shares Outstanding, Assuming Dilution	394,323	394,101

Net Earnings Per Share, Basic:
Continuing Operations	$0.78	$0.65
Discontinued Operations (a)	-	(0.02)
Net Earnings	$0.78	$0.63

Net Earnings Per Share, Assuming Dilution:
Continuing Operations	$0.78	$0.64
Discontinued Operations (a)	-	(0.02)
Net Earnings	$0.78	$0.62

(a)	For additional information regarding discontinued operations, see Note 10, Discontinued Operations.

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

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During first quarter 2010, $3 million of face value of convertible debentures were converted into 95 thousand shares of CSX common stock.  There were no conversions of convertible debentures during first quarter 2009.  As of March 2010, approximately $28 million of convertible debentures at face value remained outstanding, which are convertible into approximately 1 million shares of CSX common stock.

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

Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	First Quarters
(Dollars in millions)	2010	2009
Share-Based Compensation Expense (a)	$23	$(8)
Income Tax Benefit / (Expense)	9	(3)

(a) Share-based compensation expense may fluctuate with estimates of the number of performance-based awards that are expected to be awarded in future periods.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.   Share-Based Compensation, continued

The following table provides information about stock options exercised.

	First Quarters
(In thousands)	2010	2009

Number of Stock Options Exercised	359	74

As of December 2009, all outstanding options are vested and therefore, there will be no future expense related to these options.  As of March 2010, CSX had approximately 5 million stock options outstanding.  However, the impact of options to diluted earnings per share is much smaller (see footnote b to the table in Note 2, Earnings Per Share for more information).

NOTE 4.     Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	March 2010			December 25, 2009
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$220	$298	$85	$215	$300
Occupational	28	132	160	27	132	159
Total Casualty	106	352	458	112	347	459
Separation	15	54	69	16	57	73
Environmental	37	60	97	37	60	97
Other	27	87	114	25	83	108
Total	$185	$553	$738	$190	$547	$737

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

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third-party injuries.  Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”).  In addition to FELA liabilities, employees of other CSX subsidiaries or former subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 251 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

At March 2010, the Company’s guarantees primarily related to the following:

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

As of March 2010, the Company had not recognized any liabilities in its financial statements in connection with any guarantee arrangements.  The maximum amount of future payments the Company could be required to make under these guarantees is the sum of the guaranteed amounts.

For information related to CSX’s guarantee of CSXT’s secured equipment notes, see Note 13, Summarized Consolidating Financial Data.

Legal Proceedings

There were no material developments during the quarter concerning the fuel surcharge antitrust litigation or the Seminole Electric Cooperative, Inc. rate case.  For further details, see Note 7, Commitments and Contingencies, in CSX’s most recent Annual Report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.   Commitments and Contingencies, continued

In addition to the matters referenced above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these items will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a particular quarter or fiscal year.

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

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  The following table describes the components of expense/(income) related to net periodic benefit cost:

	Pension Benefits		Other Post-retirement Benefits
(Dollars in millions)	First Quarters		First Quarters
	2010	2009	2010	2009
Service Cost	$10	$8	$1	$1
Interest Cost	31	32	5	6
Expected Return on Plan Assets	(41)	(37)	-	-
Amortization of Prior Service Cost	1	1	-	-
Amortization of Net Loss	15	7	2	1
Net Periodic Benefit Cost	$16	$11	$8	$8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.   Employee Benefit Plans, continued

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  The Company made pension plan contributions of $250 million to its qualified defined benefit pension plans in 2009.  At the current time, the Company anticipates that no contributions to its qualified pension plans will be required in 2010.  For further details, see Note 8, Employee Benefit Plans, in CSX’s most recent Annual Report on Form 10-K.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of March 2010 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 2009	$113	$7,895	$8,008
2010 activity:
Issued	-	-	-
Repaid	(17)	-	(17)
Reclassifications	523	(523)	-
Converted into CSX stock	(2)	-	(2)
Total long-term debt at March 2010	$617	$7,372	$7,989

Debt Exchange

On March 24, 2010, CSX exchanged $660 million of notes (the “Existing Notes”), bearing interest at an average rate of 7.74% with maturities ranging from 2017 to 2038.  These Existing Notes were exchanged for $660 million of debt securities (the “New Notes”) bearing interest at 6.22% and due April 30, 2040.  In addition, CSX paid approximately $141 million to the debtholders as cash consideration.  CSX also paid the debtholders any accrued and unpaid interest on the Existing Notes.  In accordance with the Debt Topic in the ASC, this transaction has been accounted for as a debt exchange.  As such, the $141 million of cash consideration paid to the debtholders is included in other long-term assets.  This cash consideration and the unamortized discount and issue costs from the Existing Notes will be amortized as an adjustment of interest expense over the term of the New Notes.  There were no gain or loss recognized as a result of this exchange.  However, all costs related to the debt exchange and due to parties other than the debtholders, were included in interest expense during the quarter.  These costs totaled approximately $3 million.

Pursuant to a registration rights agreement entered into in connection with the exchange offer, CSX has agreed to offer to exchange the New Notes for notes registered under the Securities Act of 1933, as amended.  If CSX fails to satisfy this obligation under the registration rights agreement within the specified time periods, it will be required to pay additional interest to holders of the New Notes.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 7.    Debt and Credit Agreements, continued

For fair value information related to the Company’s long-term debt, see Note 11, Fair Value Measurements.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a syndicate of banks. The facility allows borrowings at floating rates based on the London interbank offered rate ("LIBOR"), plus a spread, depending upon CSX’s senior unsecured debt ratings.  The facility requires CSX to maintain a ratio of total debt to total capitalization below a prescribed limit.  The facility does not require CSX to post collateral under any circumstances.  As of March 2010, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  This facility expires in 2012.

Receivables Securitization Facility

In 2009, the Company entered into a $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term and expires on September 27, 2010.  As of the date of this filing, the Company has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transfer eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries.  In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

NOTE 8.     Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense.  Miscellaneous income (expense) includes equity earnings or losses, investment gains and losses and other non-operating activities.  Other income – net consisted of the following:

	First Quarters
(Dollars in Millions)	2010	2009

Interest Income	$1	$4
Income from Real Estate	7	1
Miscellaneous Income (Expense)	3	(2)
Total Other Income - Net	$11	$3

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Income Taxes

During the first quarter of 2010, the Patient Protection and Affordable Care Act was enacted and signed into law.  This Act included a provision eliminating the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  As a result of this legislation and the Health Care and Education Reconciliation Act of 2010, the Company recorded tax expense of $7 million.

During the first quarter of 2009, as a result of the expiration of statutes of limitations and the resolution of other income tax matters the Company recorded an income tax benefit of $13 million.

There have been no material changes to the balance of unrecognized tax benefits as reported at December 2009.

NOTE 10.     Discontinued Operations

The Greenbrier

In the second quarter of 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation (“GHC” or “The Greenbrier”) to Justice Family Group, LLC (“JFG”) for approximately $21 million in cash.  CSX recognized a gain on the sale of $25 million which included a tax benefit of $3 million in the second quarter of 2009.

    Previously, all amounts associated with the operations of The Greenbrier were included in Other Income – Net.  All prior periods have been reclassified to reflect discontinued operations.  In first quarter 2009, The Greenbrier had revenue of $7 million and pre-tax losses of $12 million.  There was no activity in 2010.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 11.    Fair Value Measurements

The Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in annual reports as well as in quarterly reports.  For CSX, this statement applies to certain investments and long-term debt.  In addition, disclosure of the fair value of pension plan assets is only required annually.

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

Investments

The Company’s investment assets are valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC.  Level 2 inputs were used to determine fair value of the Company’s investment assets.  The fair value and amortized cost of these bonds are as follows:

(Dollars in Millions)	March 2010	December 2009
Fair Value	$91	$96
Amortized Cost	$88	$91

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Fair Value Measurements, continued

Long-term Debt

Long-term debt is reported at carrying amount on the consolidated balance sheet and is the Company’s only financial instrument with fair values significantly different from their carrying amounts.  The majority of the Company’s long-term debt is valued by an independent third party.  For those instruments not valued by the third party, the fair value has been estimated using discounted cash flow analysis based upon the yields provided by the same independent third party.  All inputs used to determine the fair value of the Company’s long-term debt qualify as level 2 inputs.

The fair value of outstanding debt fluctuates with changes in a number of factors.  Such factors include, but are not limited to, interest rates, market conditions, the value of similar financial instruments, size of the transaction, cash flow projections, and comparable trades.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of a company’s debt is a measure of its current value under present market conditions.  It does not impact the financial statements under current accounting rules.  The fair value and carrying value of the Company’s long-term debt are as follows:

(Dollars in Millions)	March 2010	December 2009
Long-term Debt Including Current Maturities:
Fair Value	$8,720	$8,780
Carrying Value	$7,989	$8,008

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.     Business Segments

The Company’s consolidated operating income results are comprised of two business segments: Rail and Intermodal.  The Rail segment provides rail freight transportation over a network of approximately 21,000 route miles in 23 states, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Intermodal segment provides integrated rail and truck transportation services and operates a network of dedicated intermodal facilities across North America.  These segments are strategic business units that offer different services and are managed separately.  Performance of the segment is evaluated and resources are allocated based on several factors, of which the principal financial measures are business segment operating income and operating ratio.  The accounting policies of the segments are the same as those described in Note 1, Nature of Operations and Significant Accounting Policies and Note 6, Properties, in CSX’s most recent Annual Report on Form 10-K.  Business segment information is as follows:

First Quarters
					CSX
(Dollars in millions)	Rail (a)		Intermodal		Consolidated
	2010	2009	2010	2009	2010	2009	$ Change
Revenues from External Customers	$2,168	$1,977	$323	$270	$2,491	$2,247	$244

Segment Operating Income	595	498	39	24	634	522	112

(a)	In addition to CSXT, the rail segment includes non-railroad subsidiaries TDSI, Transflo, CSX Technology and other subsidiaries.

Intermodal entered into a new jointly-marketed domestic interline container program called UMAX with Union Pacific Corporation.  This agreement which became effective beginning in the second quarter is expected to result in revenue loss to Intermodal of $40 million to $50 million on a quarterly basis with a similar reduction expected in inland transportation expense.  The impact on operating income is expected to be neutral in the near-term and positive long-term.  Additionally, financial consideration was provided that will be amortized over the term of the agreement, which is not material to any period.

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

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.   Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)
Quarter Ended March 2010	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$2,152	$365	$(26)	$2,491
Operating Expense	(37)	1,605	315	(26)	1,857
Operating Income	$37	$547	$50	$-	$634

Equity in Earnings of Subsidiaries	398	-	(36)	(362)	-
Interest Expense	(126)	(28)	(6)	18	(142)
Other Income - Net	6	18	5	(18)	11

Earnings From Continuing Operations
Before Income Taxes	$315	$537	$13	$(362)	$503
Income Tax Benefit (Expense)	(9)	(210)	22	-	(197)
Earnings From Continuing Operations	$306	$327	$35	$(362)	$306
Discontinued Operations	-	-	-	-	-
Net Earnings	$306	$327	$35	$(362)	$306

Quarter Ended March 2009	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Operating Revenue	$-	$1,960	$313	$(26)	$2,247
Operating Expense	(79)	1,563	265	(24)	1,725
Operating Income	$79	$397	$48	$(2)	$522

Equity in Earnings of Subsidiaries	549	-	(294)	(255)	-
Interest Expense	(124)	(31)	(1)	15	(141)
Other Income - Net	8	6	2	(13)	3

Earnings From Continuing Operations
Before Income Taxes	$512	$372	$(245)	$(255)	$384
Income Tax Benefit (Expense)	(266)	(140)	276	-	(130)
Earnings From Continuing Operations	$246	$232	$31	$(255)	$254
Discontinued Operations	-	-	(8)	-	(8)
Net Earnings	$246	$232	$23	$(255)	$246

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.   Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
As of March 2010	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$839	$61	$93	$-	$993
Short-term Investments	-	-	57	-	57
Accounts Receivable - Net	152	896	(77)	-	971
Materials and Supplies	-	219	(1)	-	218
Deferred Income Taxes	15	154	15	-	184
Other Current Assets	20	62	569	(573)	78
Total Current Assets	$1,026	$1,392	$656	$(573)	$2,501

Properties	4	29,916	1,356	-	31,276
Accumulated Depreciation	(6)	(7,137)	(843)	-	(7,986)
Properties - Net	$(2)	$22,779	$513	$-	$23,290

Investments in Conrail	-	-	654	-	654
Affiliates and Other Companies	-	572	(130)	-	442
Investments in Consolidated Subsidiaries	15,700	-	47	(15,747)	-
Other Long-term Assets	183	75	91	(43)	306
Total Assets	$16,907	$24,818	$1,831	$(16,363)	$27,193

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$99	$933	$(101)	$-	$931
Labor and Fringe Benefits Payable	34	314	28	-	376
Payable to Affiliates	952	358	(774)	(536)	-
Casualty, Environmental and Other Reserves	-	170	15	-	185
Current Maturities of Long-term Debt	507	107	3	-	617
Income and Other Taxes Payable	143	247	(228)	-	162
Other Current Liabilities	2	107	44	(36)	117
Total Current Liabilities	$1,737	$2,236	$(1,013)	$(572)	$2,388

Casualty, Environmental and Other Reserves	-	451	102	-	553
Long-term Debt	6,048	1,320	4	-	7,372
Deferred Income Taxes	(317)	6,928	57	-	6,668
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	570	516	241	-	1,327
Total Liabilities	$8,038	$11,451	$(565)	$(616)	$18,308

Shareholders' Equity
Common Stock, $1 Par Value	$389	$181	$-	$(181)	$389
Other Capital	-	5,572	1,968	(7,540)	-
Retained Earnings	9,278	7,666	448	(8,113)	9,279
Accumulated Other Comprehensive Loss	(798)	(75)	(63)	138	(798)
Noncontrolling Interest	-	23	43	(51)	15
Total Shareholders' Equity	$8,869	$13,367	$2,396	$(15,747)	$8,885
Total Liabilities and Shareholders' Equity	$16,907	$24,818	$1,831	$(16,363)	$27,193

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.   Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
As of December 2009	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$918	$30	$81	$-	$1,029
Short-term Investments	-	-	61	-	61
Accounts Receivable - Net	4	888	103	-	995
Materials and Supplies	-	203	-	-	203
Deferred Income Taxes	13	137	8	-	158
Other Current Assets	19	32	533	(460)	124
Total Current Assets	$954	$1,290	$786	$(460)	$2,570

Properties	4	29,739	1,338	-	31,081
Accumulated Depreciation	(6)	(7,036)	(826)	-	(7,868)
Properties - Net	$(2)	$22,703	$512	-	$23,213

Investments in Conrail	-	-	650	-	650
Affiliates and Other Companies	-	566	(128)	-	438
Investments in Consolidated Subsidiaries	15,474	-	47	(15,521)	-
Other Long-term Assets	46	75	87	(43)	165
Total Assets	$16,472	$24,634	$1,954	$(16,024)	$27,036

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$111	$628	$228	$-	$967
Labor and Fringe Benefits Payable	37	307	39	-	383
Payable to Affiliates	625	786	(962)	(449)	-
Casualty, Environmental and Other Reserves	-	168	22	-	190
Current Maturities of Long-term Debt	-	110	3	-	113
Income and Other Taxes Payable	32	182	(102)	-	112
Other Current Liabilities	1	97	13	(11)	100
Total Current Liabilities	$806	$2,278	$(759)	$(460)	$1,865

Casualty, Environmental and Other Reserves	-	449	98	-	547
Long-term Debt	6,557	1,334	4	-	7,895
Deferred Income Taxes	(337)	6,871	51	-	6,585
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	600	522	162	-	1,284
Total Liabilities	$7,626	$11,454	$(400)	$(504)	$18,176

Shareholders' Equity
Common Stock, $1 Par Value	$393	$181	$ -	$(181)	$393
Other Capital	80	5,569	1,951	(7,520)	80
Retained Earnings	9,182	7,485	415	(7,900)	9,182
Accumulated Other Comprehensive Loss	(809)	(77)	(54)	131	(809)
Noncontrolling Interest	-	22	42	(50)	14
Total Shareholders' Equity	$8,846	$13,180	$2,354	$(15,520)	$8,860
Total Liabilities and Shareholders' Equity	$16,472	$24,634	$1,954	$(16,024)	$27,036

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.   Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Quarter Ended March 2010	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by Operating Activities	$98	$597	$52	$-	$747

Investing Activities
Property Additions	$ -	$(311)	$(20)	$-	$(331)
Other Investing Activities	2	(79)	7	88	18
Net Cash Provided by (Used in) Investing Activities	$2	$(390)	$(13)	$88	$(313)

Financing Activities
Long-term Debt Repaid	$ -	$(16)	$(1)	$-	$(17)
Dividends Paid	(95)	-	2	-	(93)
Stock Options Exercised	6	-	-	-	6
Shares Repurchased	(229)	-	-	-	(229)
Other Financing Activities	139	(160)	(28)	(88)	(137)
Net Cash Used in Financing Activities	$(179)	$(176)	$(27)	$(88)	$(470)

Net Increase (Decrease) in Cash and Cash Equivalents	$(79)	$31	$12	$-	$(36)
Cash and Cash Equivalents at Beginning of Period	918	30	81	-	1,029
Cash and Cash Equivalents at End of Period	$839	$61	$93	$-	$993

	CSX	CSX
Quarter Ended March 2009	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(162)	$370	$241	$-	$449

Investing Activities
Property Additions	$(1)	$(299)	$(9)	$-	$(309)
Purchases of Short-term Investments	-	-	-	-	-
Proceeds from Sales of Short-term Investments	-	-	-	-	-
Other Investing Activities	11	28	5	(7)	37
Net Cash Provided by (Used in) Investing Activities	$10	$(271)	$(4)	$(7)	$(272)

Financing Activities
Long-term Debt Issued	$500	$-	$-	$-	$500
Long-term Debt Repaid	-	(25)	(1)	-	(26)
Dividends Paid	(88)	-	2	-	(86)
Stock Options Exercised	2	-	-	-	2
Shares Repurchased	-	-	-	-	-
Other Financing Activities	107	(67)	(227)	7	(180)
Net Cash Provided by (Used in) Financing Activities	$521	$(92)	$(226)	$7	$210

Net Increase (Decrease) in Cash and Cash Equivalents	$369	$7	$11	$-	$387
Cash and Cash Equivalents at Beginning of Period	559	63	47	-	669
Cash and Cash Equivalents at End of Period	$928	$70	$58	$-	$1,056

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

In 2009, the Company and the rail industry experienced significant freight rail volume declines.  During this period the Company, nonetheless, was able to make financial and operational improvements by maintaining a focus on safety, train operations and cost control.  With these concentrated efforts, the Company believes it is positioned to benefit from the economy as it continues to strengthen in 2010.  CSX expects to deliver strong double-digit earnings per share growth for 2010.  This expectation is supported by strong volume and revenue growth, including export coal shipments of about 30 million tons this year, and strong operating ratio improvement as well.

    Additionally, the Company continues to invest in its network to further enhance safety and improve service and reliability for its customers.  The Company plans to spend $1.7 billion for total capital expenditures in 2010, including $170 million for the implementation of a positive train control system (“PTC”) which is discussed below.  To adequately continue these investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company’s rail service will be reflected in new legislation and policy.

    As an example of the Company’s commitment to investing in its network and improving the flow of freight, the Company launched the National Gateway, a multi-year public-private infrastructure initiative which will significantly improve the efficiency of the freight network between the Mid-Atlantic ports and the Midwest. Total project costs are approximately $850 million, of which CSX expects to contribute approximately $400 million. A portion of the public funds needed to complete the National Gateway have been secured and CSX is working with its state partners to apply for the additional funding needed to complete the project. When completed, the National Gateway is expected to reduce truck traffic and increase intermodal capacity on key corridors without increasing the number of trains. As a result, the Company’s customers will benefit from improved service and reliability, reduced transport times and expanded access to rail services.

    In 2008, Congress enacted the Rail Safety Improvement Act.  The legislation includes a mandate that all Class I freight railroads implement PTC by December 31, 2015.  PTC must be installed on all lines with passenger and commuter operations as well as all main lines over which toxic-by-inhalation hazardous materials (“TIH”) are transported.  Significant capital costs are anticipated with the implementation of PTC as well as ongoing operating expenses.  Currently, CSX estimates that the total multi-year cost of PTC implementation will be at least $1.2 billion for the Company.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2010 HIGHLIGHTS

•	Revenue increased $244 million or 11% to $2.5 billion driven by increases in volume and core pricing gains.

•	Expenses increased $132 million or 8% to $1.9 billion driven by higher fuel prices and labor-related costs.

•	Operating income increased $112 million or 21% to $634 million and operating ratio improved to 74.5%, a first quarter record.

•	Employee safety drives a record in the personal injuries frequency index of 0.81.

CSX first quarter results reflect strong year-over-year volume and revenue growth as a result of the gradual and steady growth in the economy.  Revenue increased 11% from the prior year, to nearly $2.5 billion, with gains across most of the company’s markets.  These gains were driven by a 5% increase in volume, ongoing yield management initiatives and higher fuel recovery associated with the increase in fuel prices.

Expenses increased by $132 million, or 8%, versus the prior year.  This increase was driven by a rise in fuel costs due to higher fuel prices, higher incentive compensation and labor-related inflation partially offset by lower staffing levels.

For additional information, refer to Rail and Intermodal Results of Operations discussed on pages 32 through 33.

In addition to the financial highlights described above, the Company measures and reports safety and service performance.  The Company strives for continuous improvement in these measures through training, initiatives and investment.  For example, the Company’s safety and train accident prevention programs rely on broad employee involvement.  The programs utilize operating rules training, compliance measurement, root cause analysis and communication to create a safer environment for employees and the public.  Continued capital investment in Company assets, including track, bridges, signals, equipment and detection technology also supports safety performance.

During first quarter 2010, the Company continued to advance its efforts on safety and operating performance.  CSXT delivered all-time record results in Federal Railroad Administration (“FRA”) personal injuries in first quarter 2010.  The FRA personal injuries index improved to 0.81, a 38% improvement. This represents a new record for CSX, surpassing the one established in the fourth quarter of 2009. Reported FRA train accident frequency also improved 14% to 3.13.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Key service metrics declined in the quarter primarily due to more challenging weather conditions versus the prior year. On-time train originations and arrivals both declined to 69% and 67%, respectively.  Dwell time rose to 25.8 hours from 24.1 hours in same quarter of 2009.  Average train velocity declined 3% to 20.9 miles per hour.  The Company strives to sustain key operating measures and service reliability at high levels, while increasing operational efficiency.

Rail Operating Statistics (Estimated)

		First Quarters
		2010	2009	Improvement/ (Decline)%

Safety and	FRA Personal Injuries Frequency Index	0.81	1.30	38%
Service
Measurements	FRA Train Accident Rate	3.13	3.62	14%

	On-Time Train Originations	69%	83%	(17)%
	On-Time Destination Arrivals	67%	79%	(15)%

	Dwell	25.8	24.1	(7)%
	Cars-On-Line	214,845	218,863	2%

	System Train Velocity	20.9	21.6	(3)%

				Increase/
				(Decrease)
Resources	Route Miles	21,189	21,178	-%
	Locomotives (owned and long-term leased)	4,067	4,129	(2)%
	Freight Cars (owned and long-term leased)	82,452	90,027	(8)%

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

Results of Operations(Unaudited)
(Dollars in Millions)

First Quarters

					CSX
	Rail (a)		Intermodal		Consolidated
	2010	2009	2010	2009	2010	2009	$ Change	% Change
Revenue	$2,168	$1,977	$323	$270	$2,491	$2,247	$244	11%
Expense
Labor and Fringe	710	644	19	18	729	662	(67)	(10)
Materials, Supplies and Other	403	432	50	45	453	477	24	5
Fuel	282	190	1	1	283	191	(92)	(48)
Depreciation	223	218	6	6	229	224	(5)	(2)
Equipment and Other Rents	71	88	29	25	100	113	13	12
Inland Transportation	(116)	(93)	179	151	63	58	(5)	(9)
Total Expense	1,573	1,479	284	246	1,857	1,725	(132)	(8)
Operating Income	$595	$498	$39	$24	$634	$522	$112	21%

Operating Ratio	72.6%	74.8%	87.9%	91.1%	74.5%	76.8%

(a) In addition to CSXT, the rail segment includes non-railroad subsidiaries TDSI, Transflo, CSX Technology and other subsidiaries.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
First Quarters

	Volume			Revenue			Revenue Per Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemicals	112	105	7%	$351	$308	14%	$3,134	$2,933	7%
Emerging Markets	85	91	(7)	130	134	(3)	1,529	1,473	4
Forest Products	63	65	(3)	140	140	-	2,222	2,154	3
Agricultural Products	114	109	5	267	249	7	2,342	2,284	3
Metals	61	48	27	128	97	32	2,098	2,021	4
Phosphates and Fertilizers	79	60	32	123	87	41	1,557	1,450	7
Food and Consumer	25	25	-	59	60	(2)	2,360	2,400	(2)

Total Merchandise	539	503	7	1,198	1,075	11	2,223	2,137	4

Coal	354	415	(15)	701	713	(2)	1,980	1,718	15
Coke and Iron Ore	19	16	19	35	31	13	1,842	1,938	(5)
Total Coal	373	431	(13)	736	744	(1)	1,973	1,726	14

Automotive	74	45	64	170	95	79	2,297	2,111	9

Other	-	-	-	64	63	2	-	-	-
Total Rail	986	979	1	2,168	1,977	10	2,199	2,019	9

Domestic	281	254	11	217	184	18	772	724	7
International	219	186	18	102	83	23	466	446	4
Other	-	-	-	4	3	33	-	-	-
Total Intermodal	500	440	14	323	270	20	646	614	5

Total	1,486	1,419	5%	$2,491	$2,247	11%	$1,676	$1,584	6%

Certain data within Merchandise categories have been reclassified to conform to the current year presentation.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2010 Results of Operations

CSX first quarter results reflect strong year-over-year volume and revenue growth as a result of the gradual and steady growth in the economy as compared to the level of economic activity last year.  The greatest volume increases occurred in the automotive, phosphates, metals, and intermodal markets.  Ongoing yield management initiatives and higher fuel recovery associated with the increase in fuel prices drove revenue-per-unit increases in most markets.  These gains more than offset continued weakness in utility coal and construction related markets.

Rail Revenue
Merchandise

Chemicals – Volume growth was primarily driven by increased shipments of plastics due to the improvement in demand from the automotive and consumer goods markets, and by growth in shipments of fractionating sand used in natural gas drilling.

Emerging Markets, Forest Products, and Food and Consumer – Volume weakness in building products, appliances, aggregates (which include crushed stone, sand and gravel) was due to the continued softness in residential construction.

Agricultural Products – Volume growth was due to increased shipments of feed ingredients to export markets driven by greater global demand for meat products.  In addition, domestic volume increased as a result of continued growth in the ethanol market.

Metals – Strong volume growth was driven by rebounding steel consumption consistent with the ongoing economic recovery.  Improving demand from automotive and energy markets, combined with low inventories pushed domestic steel production higher.

Phosphates and Fertilizers – Significant volume growth occurred in the quarter with increased production to meet both export and domestic demand as buyers rebuilt inventories of fertilizer in anticipation of the spring planting season.

Coal

Revenue and volume declines were driven by lower shipments to utility customers as a result of continued high stockpile levels.  This decline was partially offset by growth in the export market due to greater Chinese demand for U.S. metallurgical coal. The increase in revenue per unit was driven by improved yield, longer length of haul, and higher fuel recovery.

Automotive

Strong volume and revenue growth was due to a significant increase in North American light vehicle production driven by an increase in automotive sales.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Rail Expense

Expenses increased $94 million from last year’s quarter.  Significant variances are described below.

Labor and Fringe expense increased $66 million.  This increase was driven by higher incentive compensation, inflation and several other items.  These increases were partially offset by lower staffing levels.

Materials, Supplies and Other expense decreased $29 million.  This decrease was primarily driven by insurance and legal recoveries of $17 million in addition to ongoing benefits from safety improvements.

Fuel expense increased $92 million primarily due to higher prices.

Depreciation expense increased $5 million due to a larger asset base related to higher capital spending, partially offset by lower depreciation rates resulting from the previous periodic review of asset useful lives.

Equipment and Other Rents expense decreased $17 million primarily due to current quarter’s cost savings associated with improved asset utilization and higher prior year settlement expenses with other railroads. These decreases were partially offset by increased rents due to higher volume.

First Quarter Intermodal Results of Operations

Intermodal Revenue

Domestic – Volume growth was driven by continued strength in truckload conversions and expanded service offerings. Revenue per unit was higher due to increased fuel recovery and a modestly improved competitive truck pricing environment.

International – Volume increased as U.S. inventory replenishments and improving U.S. exports drove significant growth compared to depressed prior year volume.  Revenue per unit was higher due to increased fuel recovery and contract price increases.

Intermodal entered into a new jointly-marketed domestic interline container program called UMAX with Union Pacific Corporation.  This agreement which became effective beginning in the second quarter is expected to result in revenue loss to Intermodal of $40 million to $50 million on a quarterly basis with a similar reduction expected in inland transportation expense.  The impact on operating income is expected to be neutral in the near-term and positive long-term.  Additionally, financial consideration was provided that will be amortized over the term of the agreement, which is not material to any period.

Intermodal Expense

Intermodal expense increased primarily due to higher volume during first quarter 2010.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Interest Expense

Interest expense increased $1 million to $142 million primarily due to expenses related to the first quarter 2010 debt exchange.  This increase was partially offset by lower average debt balances.

Other Income - Net

Other income increased $8 million to $11 million driven primarily by real estate gains.

Income Tax Expense

Income tax expense increased $67 million primarily due to higher earnings in first quarter 2010.  In addition, the Company recorded tax expense of $7 million as a result of the Patient Protection and Affordable Care Act that was signed into law during the quarter. Also adding to this increase were $13 million of certain favorable tax adjustments included in last year’s quarter that were not repeated.

Net Earnings

             Net earnings increased $60 million to $306 million and earnings per diluted share increased $0.16 to $0.78 primarily due to higher revenue partially offset by higher income tax expense.

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

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Property increased $195 million due to planned capital spending.  Other long-term assets increased $141 million as a result of cash consideration paid in the exchange of debt securities (see Note 7, Debt and Credit Agreements).  Stockholder’s equity was reduced as a result of $229 million of share repurchases during first quarter 2010.

Consolidated Cash Flow Statements

Cash provided by operating activities increased $298 million due in part to higher pre-tax earnings and lower incentive compensation payouts for 2009, which were paid in 2010.  Cash used in investing activities increased $41 million due to an increase in property additions during 2010. Cash used in financing activities increased $680 million as a result of share repurchases and cash paid related to the exchange of debt securities during first quarter 2010 (see Note 7, Debt and Credit Agreements).

Liquidity and Working Capital

As of the end of the first quarter, CSX had $993 million of cash and cash equivalents.  CSX also has available a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity and repurchases of CSX common stock.

    In 2009, the Company entered into a $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term and expires on September 27, 2010.  As of the date of this filing, the Company has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transfer eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $113 million and $705 million at March 2010 and December 2009, respectively.  The decline since December 2009 is primarily due to a $508 million reclassification from long-term debt to current maturities of long-term debt for amounts owed within the next twelve months.

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

• depreciation policies for assets under the group-life method; and

• income taxes.

For further discussion of CSX’s critical accounting estimates, see the Company’s most recent Annual Report on Form 10-K.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report and in other materials filed with the SEC, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements.  The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements within the meaning of the Private Securities Litigation Reform Act may contain, among others, statements regarding:

•	projections and estimates of earnings, revenues, volumes, rates, cost-savings, expenses, taxes or other financial items;

•	expectations as to results of operations and operational initiatives;

•
expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on the Company’s financial condition, results of operations or liquidity;

•
management’s plans, strategies and objectives for future operations, capital expenditures, proposed new services and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

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

•
changes in domestic or international economic, political or business conditions, including those affecting the transportation industry (such as the impact of industry competition, conditions, performance and consolidation);

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
the inherent business risks associated with safety and security, including the availability and cost of insurance, the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	labor and benefit costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally;

•	the Company’s success in implementing its strategic, financial and operational initiatives;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting full year 2010 economic and business conditions.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.  The information on the CSX website is not part of this quarterly report on Form 10-Q.

CSX CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX’s most recent Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

As of March 26, 2010, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of March 26, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during first quarter 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In first quarter 2010, CSX completed $229 million of share repurchases.  Subsequent to the end of first quarter, through the date of this filing, the Company completed an additional $34 million of share repurchases pursuant to the outstanding Board authority.  Since March 2008, CSX has completed $1.5 billion in share repurchases and has remaining authority of $1.5 billion.  Future share repurchases will be based on market and business conditions.

	CSX Purchases of Equity Securities for the Quarter

First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$1,750,065,626

January
(December 26, 2009 - January 22, 2010)	-	$-	-	1,750,065,626

February
(January 23, 2010 - February 19, 2010)	4,483,955	45.21	4,483,955	1,547,355,648

March
(February 20, 2010 - March 26, 2010)	572,274	45.86	572,274	1,521,108,801

Total/Ending Balance	5,056,229	$45.28	5,056,229	$1,521,108,801

CSX CORPORATION

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

4.1*	Eighth Supplemental Indenture, dated as of March 24, 2010 between the Registrant and The Bank of New York Mellon Trust Company, N.A. (as successor to JP Morgan Chase Bank), as Trustee.

31*           Rule 13a-14(a) Certifications.

32*           Section 1350 Certifications.

101*
The following financial information from CSX Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 26, 2010 filed with the SEC on April 19, 2010, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended March 26, 2010 and March 27, 2009, (ii) Consolidated Balance Sheets at March 26, 2010  and December 25, 2009, (iii) Consolidated Cash Flow Statements for the fiscal periods ended March 26, 2010 and March 27, 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

CSX CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CSX CORPORATION
(Registrant)

By:            /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: April 19, 2010