Form 10-Q
period 2010-06-25
CSX CORP
filed 2010-07-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2010

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
Non-accelerated Filer (  )                                                                    Smaller Reporting Company (  )

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes (  )    No (X)

There were 379,647,450 shares of common stock outstanding on June 25, 2010 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2010
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters and Six Months Ended June 25, 2010
	and June 26, 2009

	Consolidated Balance Sheets -	4
	At June 25, 2010 (Unaudited) and December 25, 2009

	Consolidated Cash Flow Statements (Unaudited) -	5
	Six Months Ended June 25, 2010 and June 26, 2009

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition	32
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	46

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	CSX Purchases of Equity Securities	47

Item 3.	Defaults upon Senior Securities	48

Item 4.	Removed and Reserved	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signature		49

CSX CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)(a)
(Dollars in Millions, Except Per Share Amounts)

	Second Quarters		Six Months
	2010	2009	2010	2009
		(Adjusted)*		(Adjusted)*
Revenue	$2,663	$2,185	$5,154	$4,432
Expense
Labor and Fringe	721	654	1,450	1,316
Materials, Supplies and Other (Note 1)	551	444	1,070	982
Fuel	304	185	587	376
Depreciation	230	227	458	450
Equipment and Other Rents	89	98	189	211
Total Expense	1,895	1,608	3,754	3,335

Operating Income	768	577	1,400	1,097

Interest Expense	(135)	(139)	(277)	(280)
Other Income - Net (Note 8)	9	10	20	13
Earnings From Continuing Operations
Before Income Taxes	642	448	1,143	830

Income Tax Expense (Note 9)	(228)	(166)	(424)	(295)
Earnings From Continuing Operations	414	282	719	535

Discontinued Operations (Note 10)	-	23	-	15
Net Earnings	$414	$305	$719	$550

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$1.08	$0.72	$1.86	$1.36
Discontinued Operations	-	0.06	-	0.04
Net Earnings	$1.08	$0.78	$1.86	$1.40

Net Earnings Per Share, Assuming Dilution
Continuing Operations	$1.07	$0.71	$1.84	$1.35
Discontinued Operations	-	0.06	-	0.04
Net Earnings	$1.07	$0.77	$1.84	$1.39

Average Shares Outstanding (Thousands)	383,164	392,027	387,121	391,594

Average Shares Outstanding,
Assuming Dilution (Thousands)	386,391	395,370	390,357	394,735

Cash Dividends Paid Per Common Share	$0.24	$0.22	$0.48	$0.44

(a) Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (see Note 1).

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 25,	December 25,
	2010	2009
		(Adjusted)*
ASSETS
Current Assets
Cash and Cash Equivalents	$633	$1,029
Short-term Investments	56	61
Accounts Receivable - Net (Note 1)	938	995
Materials and Supplies	223	203
Deferred Income Taxes	185	158
Other Current Assets	108	124
Total Current Assets	2,143	2,570

Properties	31,191	30,907
Accumulated Depreciation	(8,018)	(7,843)
Properties - Net	23,173	23,064

Investment in Conrail	658	650
Affiliates and Other Companies	451	438
Other Long-term Assets	319	165
Total Assets	$26,744	$26,887

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$922	$967
Labor and Fringe Benefits Payable	390	383
Casualty, Environmental and Other Reserves (Note 4)	190	190
Current Maturities of Long-term Debt (Note 7)	614	113
Income and Other Taxes Payable	125	112
Other Current Liabilities	113	100
Total Current Liabilities	2,354	1,865

Casualty, Environmental and Other Reserves (Note 4)	544	547
Long-term Debt (Note 7)	7,320	7,895
Deferred Income Taxes	6,650	6,528
Other Long-term Liabilities	1,299	1,284
Total Liabilities	18,167	18,119

Common Stock $1 Par Value	380	393
Other Capital	-	80
Retained Earnings	8,968	9,090
Accumulated Other Comprehensive Loss (Note 1)	(787)	(809)
Noncontrolling Interest	16	14
Total Shareholders' Equity	8,577	8,768
Total Liabilities and Shareholders' Equity	$26,744	$26,887

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (see Note 1).

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Six Months
	2010	2009
		(Adjusted)*
OPERATING ACTIVITIES
Net Earnings	$719	$550
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	458	451
Deferred Income Taxes	79	209
Other Operating Activities	79	(172)
Changes in Operating Assets and Liabilities:
Accounts Receivable	57	202
Other Current Assets	(52)	(83)
Accounts Payable	(34)	(56)
Income and Other Taxes Payable	94	(13)
Other Current Liabilities	22	(117)
Net Cash Provided by Operating Activities	1,422	971

INVESTING ACTIVITIES
Property Additions (Note 1)	(687)	(657)
Other Investing Activities	68	49
Net Cash Used in Investing Activities	(619)	(608)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	-	500
Long-term Debt Repaid (Note 7)	(71)	(83)
Dividends Paid	(184)	(176)
Stock Options Exercised (Note 3)	16	12
Shares Repurchased	(823)	-
Other Financing Activities (Note 1)	(137)	(177)
Net Cash (Used in) Provided by Financing Activities	(1,199)	76

Net (Decrease) Increase in Cash and Cash Equivalents	(396)	439

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,029	669
Cash and Cash Equivalents at End of Period	$633	$1,108

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (see Note 1).

See accompanying notes to consolidated financial statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.     Nature of Operations and Significant Accounting Policies

Background

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation suppliers.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.

Other entities

In addition to CSXT, the Company’s subsidiaries include CSX Intermodal, Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  Intermodal provides transportation services linking customers to railroads via trucks and terminals. TDSI serves the automotive industry with distribution centers and storage locations, while Transflo provides logistical solutions for transferring products from rail to trucks.  CSX Technology and other subsidiaries provide support services for the Company.

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities.  These activities are classified in other income – net because they are not considered by the Company to be operating activities.  Results of these activities fluctuate with the timing of non-operating real estate transactions.

Beginning in the second quarter of 2010, the Company is no longer reflecting the intermodal business as a separate segment.  This change is a result of the strategic business review and change in CSX’s intermodal service associated with the start of the UMAX program as well as certain management realignments. The UMAX program, which began this quarter, is a domestic interline container program. CSX’s chairman now views intermodal similarly to merchandise and coal. Also, Inland Transportation expense has been reclassified to Materials, Supplies and Other.  Intermodal revenue will continue to be viewed as a separate revenue group; however, a separate income statement and operating ratio will no longer be provided and business segment disclosures are no longer required.  All prior periods have been revised to reflect this change.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.      Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and six months ended June 25, 2010 and June 26, 2009;

•	Consolidated balance sheets at June 25, 2010 and December 25, 2009; and

•	Consolidated cash flow statements for the six months ended June 25, 2010 and June 26, 2009.

    Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements.  CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent Annual Report on Form 10-K and any Current Reports on Form 8-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarter of 2010 and 2009 consisted of 13 weeks ending on June 25, 2010 and June 26, 2009, respectively.

•	The six month periods of 2010 and 2009 consisted of 26 weeks ending on June 25, 2010 and June 26, 2009, respectively.

•	Fiscal year 2009 consisted of 52 weeks ending on December 25, 2009.

•	Please note that fiscal year 2010 consists of 53 weeks ending on December 31, 2010. Therefore, fourth quarter 2010 will consist of 14 weeks.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX’s fiscal periods ending June 25, 2010 and June 26, 2009, and references to year-end indicate the fiscal year ended December 25, 2009.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.      Nature of Operations and Significant Accounting Policies, continued

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”) in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus certain reclassifications for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of related tax effects and were $424 million and $311 million for second quarters 2010 and 2009, respectively, and $741 million and $556 million for six months 2010 and 2009, respectively.

    While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement reclassifications. Overall equity was reduced by $787 million and $809 million as of June 2010 and December 2009, respectively, primarily as a result of normal quarterly pension reclassifications.  In general, for CSX, AOCI is not materially impacted by other items.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, public project receivables (work done by the Company on behalf of a government agency), claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.  Allowance for doubtful accounts of $43 million and $47 million is included in the consolidated balance sheets as of June 2010 and December 2009, respectively.

Capital Expenditures

Property additions, which are classified as investing activities on the consolidated cash flow statements, consisted of $687 million and $657 million for second quarters 2010 and 2009, respectively.  Total capital expenditures for 2009 included purchases of new assets using seller financing of approximately $160 million, for which payments are included in other financing activities on the consolidated cash flow statements.  There were no purchases of new assets using seller financing agreements during second quarter 2010.  The Company plans to spend $1.7 billion for total capital expenditures in 2010.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.      Nature of Operations and Significant Accounting Policies, continued

New Accounting Pronouncements and Changes in Accounting Policy

Change in Accounting Principle

Effective in the second quarter of 2010, CSX changed the accounting policy for rail grinding costs from a capitalization method, under which the cost of rail grinding was capitalized and then depreciated, to a direct expense method, under which rail grinding costs are expensed as incurred. This represents a change from an acceptable method under GAAP to a preferable method, and is consistent with recent changes in industry practice.

The direct expense method eliminates the subjectivity in determining the period of benefit over which to depreciate the capitalized costs associated with rail grinding. The application of the change in accounting principle is presented retrospectively to all periods presented.

The balance sheet effects of the adjustments through the beginning of fiscal year 2009 resulted in a decrease in net properties, deferred income taxes, and shareholders’ equity by $134 million, $51 million, and $83 million, respectively.  The effect of this change is not material to the financial condition, results of operations or liquidity for any of the periods presented.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

The following tables show the effects of the change in policy for rail grinding costs on the consolidated financial statements:

2010
Consolidated Income Statements	1st Quarter			2nd Quarter			6 months
Dollars in Millions, Except Per Share Amounts	As Previously Reported	Impact of Adjustment	As Adjusted	Computed under Prior Method	Impact of Adjustment	As Reported	Computed under Prior Method	Impact of Adjustment	As Reported
Materials, Supplies and Other	$516	$3	$519	$545	$6	$551	$1,061	$9	$1,070
Depreciation	229	(1)	228	231	(1)	230	460	(2)	458
Total Expense	1,857	2	1,859	1,890	5	1,895	3,747	7	3,754
Operating Income	634	(2)	632	773	(5)	768	1,407	(7)	1,400
Earnings from Continuing Operations Before Taxes	503	(2)	501	647	(5)	642	1,150	(7)	1,143
Income Tax Expense	(197)	1	(196)	(230)	2	(228)	(427)	3	(424)
Earnings from Continuing Operations	306	(1)	305	417	(3)	414	723	(4)	719
Net Earnings	306	(1)	305	417	(3)	414	723	(4)	719
Earnings Per Share, Basic
Continuing Operations	$0.78	$-	$0.78	$1.09	$(0.01)	$1.08	$1.87	$(0.01)	$1.86
Net Earnings	$0.78	$-	$0.78	$1.09	$(0.01)	$1.08	$1.87	$(0.01)	$1.86
Net Earnings Per Share, Assuming Dilution
Continuing Operations	$0.78	$-	$0.78	$1.08	$(0.01)	$1.07	$1.85	$(0.01)	$1.84
Net Earnings	$0.78	$-	$0.78	$1.08	$(0.01)	$1.07	$1.85	$(0.01)	$1.84

2009
Consolidated Income Statements	1st Quarter			2nd Quarter			6 months
Dollars in Millions, Except Per Share Amounts	As Previously Reported	Impact of Adjustment	As Adjusted	As Previously Reported	Impact of Adjustment	As Adjusted	As Previously Reported	Impact of Adjustment	As Adjusted
Materials, Supplies and Other	$535	$3	$538	$437	$7	$444	$972	$10	$982
Depreciation	224	(1)	223	229	(2)	227	453	(3)	450
Total Expense	1,725	2	1,727	1,603	5	1,608	3,328	7	3,335
Operating Income	522	(2)	520	582	(5)	577	1,104	(7)	1,097
Earnings from Continuing Operations Before Taxes	384	(2)	382	453	(5)	448	837	(7)	830
Income Tax Expense	(130)	1	(129)	(168)	2	(166)	(298)	3	(295)
Earnings from Continuing Operations	254	(1)	253	285	(3)	282	539	(4)	535
Net Earnings	246	(1)	245	308	(3)	305	554	(4)	550
Net Earnings Per Share, Basic
Continuing Operations	$0.65	$-	$0.65	$0.73	$(0.01)	$0.72	$1.37	$(0.01)	$1.36
Net Earnings	$0.63	$-	$0.63	$0.79	$(0.01)	$0.78	$1.41	$(0.01)	$1.40
Net Earnings Per Share, Assuming Dilution
Continuing Operations	$0.64	$-	$0.64	$0.72	$(0.01)	$0.71	$1.36	$(0.01)	$1.35
Net Earnings	$0.62	$-	$0.62	$0.78	$(0.01)	$0.77	$1.40	$(0.01)	$1.39

Consolidated Balance Sheets	June 2010			December 2009
Dollars in Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Previously Reported	Impact of Adjustment	As Adjusted
Net Properties	$23,329	$(156)	$23,173	$23,213	$(149)	$23,064
Total Assets	26,900	(156)	26,744	27,036	(149)	26,887
Deferred Income Taxes	6,710	(60)	6,650	6,585	(57)	6,528
Total Liabilities	18,227	(60)	18,167	18,176	(57)	18,119
Retained Earnings	9,064	(96)	8,968	9,182	(92)	9,090
Total Shareholders' Equity	8,673	(96)	8,577	8,860	(92)	8,768
Total Liabilities and Shareholders' Equity	26,900	(156)	26,744	27,036	(149)	26,887

Certain prior year data has been reclassified to conform to the current presentation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.      Nature of Operations and Significant Accounting Policies, continued

2010
Consolidated Cash Flow Statements	3 months			6 months
Dollars in Millions	As Previously Reported	Impact of Adjustment	As Adjusted	Computed under Prior Method	Impact of Adjustment	As Reported
Net Earnings	$306	$(1)	$305	$723	$(4)	$719
Depreciation	229	(1)	228	460	(2)	458
Deferred Income Taxes	47	(1)	46	82	(3)	79
Cash Provided by Operating Activities	747	(3)	744	1,431	(9)	1,422
Property Additions	(331)	3	(328)	(696)	9	(687)
Cash Used in Investing Activities	(313)	3	(310)	(628)	9	(619)

2009
Consolidated Cash Flow Statements	3 months			6 months
Dollars in Millions	As Previously Reported	Impact of Adjustment	As Adjusted	As Previously Reported	Impact of Adjustment	As Adjusted
Net Earnings	$246	$(1)	$245	$554	$(4)	$550
Depreciation	224	(1)	223	454	(3)	451
Deferred Income Taxes	79	(1)	78	212	(3)	209
Cash Provided by Operating Activities	449	(3)	446	981	(10)	971
Property Additions	(309)	3	(306)	(667)	10	(657)
Cash Used in Investing Activities	(272)	3	(269)	(618)	10	(608)

Other Items

Retained Earnings

During second quarter 2010, CSX's other capital balance was reduced to zero as a result of share repurchases. In accordance with the Equity Topic in the ASC, other capital cannot be negative.  Therefore, a reclassification of $540 million was made between retained earnings and other capital to bring the other capital balance to zero.  Generally, retained earnings is only impacted by net earnings and dividends.

Property Transaction

During the second quarter of 2010, the Company closed an operating property transaction with the Commonwealth of Massachusetts.  The Company received $50 million of cash related to this transaction and recorded a net book loss of $30 million pre-tax or $0.05 per share. This property is a former Conrail acquired property.  This loss is reflected in materials, supplies and other.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.       Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2010	2009	2010	2009
		(Adjusted)*		(Adjusted)*
Numerator (Dollars in millions):
Earnings from Continuing Operations	$414	$282	$719	$535
Discontinued Operations - Net of Tax (a)	-	23	-	15
Net Earnings	$414	$305	$719	$550

Denominator (Units in thousands):
Average Common Shares Outstanding	383,164	392,027	387,121	391,594
Convertible Debt	997	1,118	1,019	1,118
Stock Option Common Stock Equivalents (b)	2,056	1,989	2,094	1,906
Other Potentially Dilutive Common Shares	174	236	123	117
Average Common Shares Outstanding, Assuming Dilution	386,391	395,370	390,357	394,735

Net Earnings Per Share, Basic:
Continuing Operations	$1.08	$0.72	$1.86	$1.36
Discontinued Operations	-	0.06	-	0.04
Net Earnings	$1.08	$0.78	$1.86	$1.40

Net Earnings Per Share, Assuming Dilution:
Continuing Operations	$1.07	$0.71	$1.84	$1.35
Discontinued Operations	-	0.06	-	0.04
Net Earnings	$1.07	$0.77	$1.84	$1.39

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

(a)	For additional information regarding discontinued operations, see Note 10, Discontinued Operations.

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

The Earnings Per Share Topic in the ASC requires CSX to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represents the number of shares that would be issued if all of the above potentially dilutive instruments were converted into CSX common stock.

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During second quarter 2010, $200,000 of face value of convertible debentures were converted into 7,000 shares of CSX common stock.  There were no conversions of convertible debentures during second quarter 2009.  As of June 2010, approximately $28 million of convertible debentures at face value remained outstanding, which are convertible into approximately 1 million shares of CSX common stock.

NOTE 3.      Share-Based Compensation

CSX share-based compensation plans primarily include performance grants, restricted stock awards, stock options and stock plans for directors.  CSX has not granted stock options since 2003.  Awards granted under the various plans are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Board of Directors approves awards granted to the Company’s non-management directors upon recommendation of the Governance Committee of the Board of Directors.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

On May 4, 2010, 402,000 target performance units were granted to key members of management under a new long-term incentive plan adopted under the CSX Omnibus Incentive Plan.  This plan provides for a three-year cycle ending in fiscal year 2012.  Similar to the two existing plans, the financial target upon which payments are based is operating ratio, which is defined as operating expenses divided by operating revenue and is calculated excluding certain non-recurring items.  Target grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original target grant based upon CSX’s attainments of pre-established operating ratio targets for fiscal year 2012.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

As part of this plan, 134,000 time-based restricted stock units were granted to key members of management.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are not based upon CSX’s attainment of operational targets.

For information related to the Company’s other outstanding long-term incentive plans, see CSX’s most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and its related income tax benefit is as follows:

	Second Quarters		Six Months
(Dollars in millions)	2010	2009	2010	2009
Share-Based Compensation Expense (a)	$9	$11	32	3
Income Tax Benefit	3	4	12	1

(a) Share-based compensation expense may fluctuate with estimates of the number of performance-based awards that are expected to be awarded in future periods.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.      Share-Based Compensation, continued

The following table provides information about stock options exercised.

	Second Quarters		Six Months
(In thousands)	2010	2009	2010	2009

Number of Stock Options Exercised	554	492	913	566

As of December 2009, all outstanding options are vested, and therefore, there will be no future expense related to these options.  As of June 2010, CSX had approximately 5 million stock options outstanding.  However, the impact of options to diluted earnings per share is much smaller (see note (b) to the table in Note 2, Earnings Per Share for more information).

NOTE 4.     Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	June 2010			December 2009
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$199	$277	$85	$215	$300
Occupational	31	128	159	27	132	159
Total Casualty	109	327	436	112	347	459
Separation	15	51	66	16	57	73
Environmental	37	61	98	37	60	97
Other	29	105	134	25	83	108
Total	$190	$544	$734	$190	$547	$737

Details with respect to each type of reserve are described below.  Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company’s financial condition, results of operations or liquidity.  Should a number of these items occur in the same period, however, they could have a material effect on the Company’s financial condition, results of operations or liquidity in that particular period.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.      Casualty, Environmental and Other Reserves, continued

    During the second quarter of 2010, the Company reduced casualty reserves by a net $9 million, most of which is related to the reduction in CSXT personal injury reserves of $13 million as noted below.

    During the second quarter of 2009, the Company reduced casualty reserves by a net $85 million, or $0.22 per share.  The majority of this reduction is related to personal injury and asbestos and is described below.  Also included in the net reduction is a write-off of $11 million of reinsurance receivables (expected receivables from outside insurance companies).  This receivable write-off is not included in the reserve amounts disclosed above.

Casualty

    Casualty reserves represent accruals for personal injury and occupational injury claims. During the quarter the Company increased its self-insured retention amount for these claims from $25 million to $50 million per injury for claims occurring on or after June 1, 2010.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  The claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.       Casualty, Environmental and Other Reserves, continued

During second quarters of 2010 and 2009, the Company reduced personal injury reserves by $13 million and $78 million, respectively, based on management’s review of the actuarial analysis performed by an independent actuarial firm.  These reductions are a direct result of the Company’s improvement in safety.  Claims have shown a continued downward trend in the number of injuries, resulting in a continual reduction of the Company’s FRA personal injury frequency index.  Additionally, the trend in the severity of injuries has significantly declined.

Occupational

Occupational claims arise from allegations of exposure to certain materials in the workplace, such as asbestos, solvents (which include soaps and chemicals) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

An analysis of occupational claims is performed semi-annually by an independent third party and reviewed by management.  The methodology used includes estimates of future anticipated incurred but not reported claims based on the Company’s trends in average historical claim filing rates, future anticipated dismissal rates and future settlement rates.  Actual claims may vary from these estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

During second quarter 2009, the Company reduced its asbestos reserves by $18 million.  This reserve reduction is related to approximately 1,500 claims that were deemed to have no medical merit and, therefore, have been determined to have no value.  Asbestos reserves were not adjusted during 2010 as a result of the semi-annual review by the independent third party.

Separation

Separation liabilities represent the estimated benefits provided to certain union employees as a result of implementing workforce reductions, improvements in productivity and certain other cost reductions at the Company's major transportation units since 1991. These liabilities are expected to be paid out over the next 10 to 15 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.     Casualty, Environmental and Other Reserves, continued

 Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 255 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

In accordance with the Asset Retirement and Environmental Obligations Topic in the ASC, the Company reviews its role with respect to each site identified at least quarterly, giving consideration to a number of factors such as:

•	the type of clean-up required;

•	the nature of the Company’s alleged connection to the location (e.g., generator of waste sent to the site or owner or operator of the site);

•	the extent of the Company’s alleged connection (e.g., volume of waste sent to the location and other relevant factors); and

•	the number, connection and financial viability of other named and unnamed potentially responsible parties at the location.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, related to some sites, and will not possess such information until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in liabilities, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall financial condition, results of operations or liquidity.

Other

 Other reserves include liabilities for various claims, such as longshoremen disability claims primarily associated with former subsidiaries’ activities, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with the Contingencies Topic in the ASC.

NOTE 5.     Commitments and Contingencies

Insurance

The Company maintains numerous insurance programs with substantial limits for third-party casualty liability and Company property damage and business interruption.  A certain amount of risk is retained by the Company on each of the casualty and property programs.  For the first event in any given year, the Company has a $25 million deductible for non-catastrophic property programs and a $50 million deductible for casualty and catastrophic property programs.

While the Company’s current insurance coverage is adequate to cover its damages, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Guarantees

As of June 2010, the Company was no longer liable for the guarantee related to CSX Energy.  Additionally, the guarantee for A.P. Moller-Maersk is currently less than $1 million.

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

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense/(income) related to net periodic benefit cost:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.     Employee Benefit Plans, continued

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2010	2009	2010	2009
Service Cost	$11	$8	$21	$16
Interest Cost	30	32	61	62
Expected Return on Plan Assets	(41)	(36)	(82)	(71)
Amortization of Prior Service Cost	(1)	-	-	1
Amortization of Net Loss	14	7	29	13
Net Periodic Benefit Cost	$13	$11	$29	$21

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2010	2009	2010	2009
Service Cost	$1	$1	$2	$2
Interest Cost	4	6	9	12
Amortization of Net Loss	2	1	4	2
Net Periodic Benefit Cost	$7	$8	$15	$16

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  The Company made pension plan contributions of $250 million to its qualified defined benefit pension plans in 2009.  At this time, the Company anticipates that no contributions to its qualified pension plans will be required in 2010.  For further details, see Note 8, Employee Benefit Plans, in CSX’s most recent Annual Report on Form 10-K.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of June 2010 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 2009	$113	$7,895	$8,008
2010 activity:
Issued	-	-	-
Repaid	(71)	-	(71)
Reclassifications	575	(575)	-
Converted into CSX stock	(3)	-	(3)
Total long-term debt at June 2010	$614	$7,320	$7,934

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Debt Exchange

On March 24, 2010, CSX exchanged $660 million of notes of multiple series (the “Existing Notes”), bearing interest at an average annual rate of 7.74% with maturities ranging from 2017 to 2038.  These Existing Notes were exchanged for $660 million of debt securities (the “New Notes”) bearing interest at an average annual rate of 6.22% and due April 30, 2040.  In addition, CSX paid approximately $141 million to the debtholders as cash consideration.  CSX also paid the debtholders any accrued and unpaid interest on the Existing Notes.  In accordance with the Debt Topic in the ASC, this transaction has been accounted for as a debt exchange.  As such, the $141 million of cash consideration paid to the debtholders is included in other long-term assets.  This cash consideration and the unamortized discount and issue costs from the Existing Notes will be amortized as an adjustment of interest expense over the term of the New Notes.  There was no gain or loss recognized as a result of this exchange.  However, all costs related to the debt exchange and due to parties other than the debtholders were included in interest expense during first quarter 2010.  These costs totaled approximately $3 million.  There were no additional costs incurred during second quarter 2010.

In June 2010, CSX offered to exchange the New Notes for substantially identical notes registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement entered into in connection with the exchange offer.  This offer will expire at 5:00 p.m. eastern standard time on July 15, 2010, unless otherwise extended.

For fair value information related to the Company’s long-term debt, see Note 11, Fair Value Measurements.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a syndicate of banks. The facility allows borrowings at floating rates based on the London interbank offered rate ("LIBOR"), plus a spread, depending upon CSX’s senior unsecured debt ratings.  The facility requires CSX to maintain a ratio of total debt to total capitalization below a prescribed limit.  The facility does not require CSX to post collateral under any circumstances.  As of June 2010, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  This facility expires in 2012.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Receivables Securitization Facility

On June 16, 2010, the Company renewed its $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term and expires on June 15, 2011.  As of the date of this filing, the Company has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transferred eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

NOTE 8.      Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense.  Other income - net consisted of the following:

	Second Quarters		Six Months
(Dollars in millions)	2010	2009	2010	2009
Interest Income	$2	$3	$3	$7
Income from Real Estate	8	6	15	7
Miscellaneous Income (Expense)	(1)	1	2	(1)
Total Other Income - Net	$9	$10	$20	$13

NOTE 9.      Income Taxes

During the second quarter of 2010, the Joint Committee of Taxation, which is a committee of the United States Congress, approved the refund related to the resolution of the 2004 – 2006 federal income tax audit.  The final issue for this audit cycle related to a dispute over the value of the donation of appreciated property.  As a result of this resolution, the Company recorded a tax and interest benefit of $19 million.  Additionally, there were other tax expense items that partially offset this resulting in a net benefit of $15 million or $0.04 per share in the second quarter of 2010. In addition, the Company has reduced gross unrecognized tax benefits by $32 million.  As of June 2010 and December 2009, the Company had approximately $25 million and $50 million, respectively, of total unrecognized tax benefits.  Of these total unrecognized tax benefits and after consideration of the impact of federal tax benefits, as of June 2010 and December 2009, $17 million and $41 million, respectively, could favorably affect the effective income tax rate.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Discontinued Operations

The Greenbrier

In the second quarter of 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation (“The Greenbrier”) to Justice Family Group, LLC for approximately $21 million in cash.  CSX recognized a gain on the sale of $25 million which includes a tax benefit of  $3 million.  In addition, the Greenbrier incurred $2 million of losses from operations in the second quarter of 2009.

Previously, all amounts associated with the operations of The Greenbrier were included in other income – net.  All prior periods have been reclassified to reflect discontinued operations.  The Greenbrier had revenue of $26 million and $33 million and pre-tax income, including the gain on sale, of $17 million and $5 million during second quarter and six months 2009 through the date of sale, respectively.  There was no activity in 2010.

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

The valuation methods described below may produce a fair value calculation that is not indicative of net realizable value or reflective of future fair values. Furthermore, while the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.       Fair Value Measurements, continued

Investments

The Company’s investment assets consist primarily of corporate bonds and are carried at fair value, as determined with the assistance of a third party trustee, on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC.  Level 2 inputs were used to determine fair value of the Company’s investment assets.  The fair value and amortized cost of these bonds are as follows:

(Dollars in Millions)	June 2010	December 2009
Fair Value	$91	$96
Amortized Cost	$87	$91

Long-term Debt

Long-term debt is reported at carrying amount on the consolidated balance sheet and is the Company’s only financial instrument with fair values significantly different from its carrying amounts.  The majority of the Company’s long-term debt is valued with the assistance of an independent third party.  For those instruments not valued with the assistance of a  third party, the fair value has been estimated using discounted cash flow analysis based upon the yields provided by the same independent third party.  All inputs used to determine the fair value of the Company’s long-term debt qualify as level 2 inputs.

The fair value of outstanding debt fluctuates with changes in a number of factors.  Such factors include, but are not limited to, interest rates, market conditions, the value of similar financial instruments, size of the transaction, cash flow projections and comparable trades.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of a company’s debt is a measure of its current value under present market conditions.  It does not impact the financial statements under current accounting rules.  The carrying value of a company’s debt fluctuates with payments and/or new debt issuances.  The fair value and carrying value of the Company’s long-term debt are as follows:

(Dollars in Millions)	June 2010	December 2009
Long-term Debt Including Current Maturities:
Fair Value	$8,993	$8,780
Carrying Value	$7,934	$8,008

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.         Summarized Consolidating Financial Data

In 2007 and 2008, CSXT sold, in registered public offerings, secured equipment notes maturing in 2023 and 2014, respectively.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

Condensed consolidating financial information for the obligor, CSXT, and the parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.         Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)
Quarter Ended June 2010	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$2,337	$352	$(26)	$2,663
Expense	(46)	1,672	295	(26)	1,895
Operating Income	46	665	57	-	768

Equity in Earnings of Subsidiaries	492	-	-	(492)	-
Interest Expense	(122)	(27)	(6)	20	(135)
Other Income - Net	4	20	5	(20)	9

Earnings From Continuing Operations
Before Income Taxes	420	658	56	(492)	642
Income Tax Benefit (Expense)	(6)	(236)	14	-	(228)
Earnings From Continuing Operations	414	422	70	(492)	414
Discontinued Operations	-	-	-	-	-
Net Earnings	$414	$422	$70	$(492)	$414

Quarter Ended June 2009 (Adjusted)*	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$1,879	$332	$(26)	$2,185
Expense	(63)	1,400	294	(23)	1,608
Operating Income	63	479	38	(3)	577

Equity in Earnings of Subsidiaries	305	-	-	(305)	-
Interest Expense	(125)	(28)	(3)	17	(139)
Other Income - Net	(22)	(3)	49	(14)	10

Earnings From Continuing Operations
Before Income Taxes	221	448	84	(305)	448
Income Tax Benefit (Expense)	52	(177)	(41)	-	(166)
Earnings From Continuing Operations	273	271	43	(305)	282
Discontinued Operations	32	-	(9)	-	23
Net Earnings	$305	$271	$34	$(305)	$305

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.          Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Six Months Ended June 2010	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$4,489	$717	$(52)	$5,154
Expense	(83)	3,279	610	(52)	3,754
Operating Income	83	1,210	107	-	1,400

Equity in Earnings of Subsidiaries	889	-	-	(889)	-
Interest Expense	(248)	(55)	(12)	38	(277)
Other Income - Net	10	38	10	(38)	20

Earnings From Continuing Operations
Before Income Taxes	734	1,193	105	(889)	1,143
Income Tax Benefit (Expense)	(15)	(445)	36	-	(424)
Earnings From Continuing Operations	719	748	141	(889)	719
Discontinued Operations	-	-	-	-	-
Net Earnings	$719	$748	$141	$(889)	$719

Six Months Ended June 2009 (Adjusted)*	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$3,839	$645	$(52)	$4,432
Expense	(142)	2,965	559	(47)	3,335
Operating Income	142	874	86	(5)	1,097

Equity in Earnings of Subsidiaries	559	-	-	(559)	-
Interest Expense	(249)	(59)	(4)	32	(280)
Other Income - Net	280	3	(243)	(27)	13

Earnings From Continuing Operations
Before Income Taxes	732	818	(161)	(559)	830
Income Tax Benefit (Expense)	(214)	(316)	235	-	(295)
Earnings From Continuing Operations	518	502	74	(559)	535
Discontinued Operations	32	-	(17)	-	15
Net Earnings	$550	$502	$57	$(559)	$550

* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
As of June 2010	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$435	$97	$101	$-	$633
Short-term Investments	-	-	56	-	56
Accounts Receivable - Net	4	877	607	(550)	938
Materials and Supplies	-	223	-	-	223
Deferred Income Taxes	15	153	17	-	185
Other Current Assets	56	64	29	(41)	108
Total Current Assets	510	1,414	810	(591)	2,143

Properties	8	29,857	1,326	-	31,191
Accumulated Depreciation	(8)	(7,196)	(814)	-	(8,018)
Properties - Net	-	22,661	512	-	23,173

Investments in Conrail	-	-	658	-	658
Affiliates and Other Companies	-	581	(130)	-	451
Investments in Consolidated Subsidiaries	15,920	-	48	(15,968)	-
Other Long-term Assets	181	82	100	(44)	319
Total Assets	$16,611	$24,738	$1,998	$(16,603)	$26,744

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$117	$761	$44	$-	$922
Labor and Fringe Benefits Payable	39	314	37	-	390
Payable to Affiliates	1,027	310	(787)	(550)	-
Casualty, Environmental and Other Reserves	-	172	18	-	190
Current Maturities of Long-term Debt	507	104	3	-	614
Income and Other Taxes Payable	86	307	(268)	-	125
Other Current Liabilities	3	100	51	(41)	113
Total Current Liabilities	1,779	2,068	(902)	(591)	2,354

Casualty, Environmental and Other Reserves	-	442	102	-	544
Long-term Debt	6,049	1,268	3	-	7,320
Deferred Income Taxes	(302)	6,897	55	-	6,650
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	524	513	262	-	1,299
Total Liabilities	8,050	11,188	(436)	(635)	18,167

Shareholders' Equity
Common Stock, $1 Par Value	380	181	-	(181)	380
Other Capital	-	5,575	1,968	(7,543)	-
Retained Earnings	8,968	7,844	485	(8,329)	8,968
Accumulated Other Comprehensive Loss	(787)	(74)	(63)	137	(787)
Noncontrolling Interest	-	24	44	(52)	16
Total Shareholders' Equity	8,561	13,550	2,434	(15,968)	8,577
Total Liabilities and Shareholders' Equity	$16,611	$24,738	$1,998	$(16,603)	$26,744

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.       Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in Millions)

	CSX	CSX
As of December 2009 (Adjusted)*	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$918	$30	$81	$-	$1,029
Short-term Investments	-	-	61	-	61
Accounts Receivable - Net	4	888	103	-	995
Materials and Supplies	-	203	-	-	203
Deferred Income Taxes	13	137	8	-	158
Other Current Assets	19	32	533	(460)	124
Total Current Assets	954	1,290	786	(460)	2,570

Properties	4	29,565	1,338	-	30,907
Accumulated Depreciation	(6)	(7,011)	(826)	-	(7,843)
Properties - Net	(2)	22,554	512	-	23,064

Investments in Conrail	-	-	650	-	650
Affiliates and Other Companies	-	566	(128)	-	438
Investments in Consolidated Subsidiaries	15,382	-	139	(15,521)	-
Other Long-term Assets	46	75	87	(43)	165
Total Assets	$16,380	$24,485	$2,046	$(16,024)	$26,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$111	$628	$228	$-	$967
Labor and Fringe Benefits Payable	37	307	39	-	383
Payable to Affiliates	625	786	(962)	(449)	-
Casualty, Environmental and Other Reserves	-	168	22	-	190
Current Maturities of Long-term Debt	-	110	3	-	113
Income and Other Taxes Payable	32	182	(102)	-	112
Other Current Liabilities	1	97	13	(11)	100
Total Current Liabilities	806	2,278	(759)	(460)	1,865

Casualty, Environmental and Other Reserves	-	449	98	-	547
Long-term Debt	6,557	1,334	4	-	7,895
Deferred Income Taxes	(337)	6,814	51	-	6,528
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	600	522	162	-	1,284
Total Liabilities	7,626	11,397	(400)	(504)	18,119

Shareholders' Equity
Common Stock, $1 Par Value	393	181	-	(181)	393
Other Capital	80	5,569	1,951	(7,520)	80
Retained Earnings	9,090	7,393	507	(7,900)	9,090
Accumulated Other Comprehensive Loss	(809)	(77)	(54)	131	(809)
Noncontrolling Interest	-	22	42	(50)	14
Total Shareholders' Equity	8,754	13,088	2,446	(15,520)	8,768
Total Liabilities and Shareholders' Equity	$16,380	$24,485	$2,046	$(16,024)	$26,887
* Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.     Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Six Months Ended June 2010	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by Operating Activities	$283	$1,421	$13	$(295)	$1,422

Investing Activities
Property Additions	-	(648)	(39)	-	(687)
Other Investing Activities	(4)	(47)	12	107	68
Net Cash Provided by (Used in) Investing Activities	(4)	(695)	(27)	107	(619)

Financing Activities
Long-term Debt Repaid	-	(69)	(2)	-	(71)
Dividends Paid	(188)	(295)	4	295	(184)
Stock Options Exercised	16	-	-	-	16
Shares Repurchased	(823)	-	-	-	(823)
Other Financing Activities	233	(295)	32	(107)	(137)
Net Cash Used in Financing Activities	(762)	(659)	34	188	(1,199)

Net Increase (Decrease) in Cash and Cash Equivalents	(483)	67	20	-	(396)
Cash and Cash Equivalents at Beginning of Period	918	30	81	-	1,029
Cash and Cash Equivalents at End of Period	$435	$97	$101	$-	$633

	CSX	CSX
Six Months Ended June 2009 (Adjusted)*	Corporation	Transportation	Other	Eliminations	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$53	$1,016	$148	$(246)	$971

Investing Activities
Property Additions	-	(634)	(23)	-	(657)
Other Investing Activities	(87)	27	23	86	49
Net Cash Provided by (Used in) Investing Activities	(87)	(607)	-	86	(608)

Financing Activities
Long-term Debt Issued	500	-	-	-	500
Long-term Debt Repaid	-	(81)	(2)	-	(83)
Dividends Paid	(176)	(238)	(8)	246	(176)
Stock Options Exercised	12	-	-	-	12
Other Financing Activities	107	(69)	(129)	(86)	(177)
Net Cash Provided by (Used in) Financing Activities	443	(388)	(139)	160	76

Net Increase (Decrease) in Cash and Cash Equivalents	409	21	9	-	439
Cash and Cash Equivalents at Beginning of Period	559	63	47	-	669
Cash and Cash Equivalents at End of Period	$968	$84	$56	$-	$1,108
 * Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

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

In 2010, CSX expects to deliver strong double-digit earnings per share growth.  This expectation is supported by strong volume and revenue growth, including export coal shipments of about 30 million tons this year, and strong operating ratio improvement as well.  Our expectations are based on continued, gradual economic growth and can be impacted by the strength and sustainability of the economic recovery.

Additionally, the Company continues to invest in its network to further enhance safety and improve service and reliability for its customers.  The Company plans to spend $1.7 billion for total capital expenditures in 2010.  To continue these investments adequately, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company’s rail service will be reflected in new legislation and policy.

As an example of the Company’s commitment to investing in its network and improving the flow of freight, the Company launched the National Gateway, a multi-year public-private infrastructure initiative which will significantly improve the efficiency of the freight network between the Mid-Atlantic ports and the Midwest.  Total project costs are approximately $850 million, of which CSX expects to contribute approximately $400 million.  A portion of the public funds needed to complete the National Gateway has been secured and CSX is working with its state partners to apply for the additional funding needed to complete the project.  When completed, the National Gateway is expected to reduce truck traffic and increase intermodal capacity on key corridors without increasing the number of trains.  As a result, the Company’s customers will benefit from improved service and reliability, reduced transport times and expanded access to rail services, and substantial public benefits will be realized as well.

In 2008, Congress enacted the Rail Safety Improvement Act.  The legislation includes a mandate that all Class I freight railroads implement Positive Train Control ("PTC") by December 31, 2015.  PTC must be installed on all lines with passenger or commuter operations as well as all main lines with over 5 million annual gross tons which transport toxic-by-inhalation hazardous materials.  Significant capital costs are anticipated with the implementation of PTC as well as ongoing operating expenses.  Currently, CSX estimates that the total multi-year cost of PTC implementation will be at least $1.2 billion for the Company.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2010 HIGHLIGHTS

•	Revenue increased $478 million or 22% to $2.7 billion driven by increases in volume and core pricing gains.

•	Expenses increased $287 million or 18% to $1.9 billion driven primarily by higher fuel prices and a lower year over year favorable adjustment in casualty reserves.

•	Operating income increased $191 million or 33% to $768 million and operating ratio improved to 71.2%, an all time record.

	Second Quarters		Six Months
(thousands)	2010	2009	2010	2009
Carloads	1,598	1,411	3,084	2,830
(millions)
Revenue	$2,663	$2,185	$5,154	$4,432
Expense	1,895	1,608	3,754	3,335
Operating Income	$768	$577	$1,400	$1,097

CSX second quarter results reflect strong year-over-year volume and revenue growth as compared to the level of economic activity last year.  Revenue increased 22% from the prior year, to nearly $2.7 billion, with gains across most of the Company’s markets.  These gains were driven by a 13% increase in volume, pricing gains, and higher fuel recovery associated with the increase in fuel prices.

While revenue increased 22%, expenses increased by $287 million, or 18%, versus the prior year.  This increase was driven by a rise in fuel costs due to higher fuel prices, a lower year-over-year favorable adjustment in casualty reserves, an operating property transaction loss and higher labor-related costs.

Beginning in the second quarter of 2010, the Company is no longer reflecting the intermodal business as a separate segment.  This change is a result of the strategic business review and change in CSX’s intermodal service associated with the start of the UMAX program as well as certain management realignments. The UMAX program, which began this quarter, is a domestic interline container program. CSX’s chairman now views intermodal similarly to merchandise and coal. Also, Inland Transportation expense has been reclassified to Materials, Supplies and Other.  Intermodal revenue will continue to be viewed as a separate revenue group; however, a separate income statement and operating ratio will no longer be provided and business segment disclosures are no longer required.  All prior periods have been revised to reflect this change.

         For additional information, refer to Results of Operations discussed on pages 36 through 38.

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

During second quarter 2010, the Company continued to advance its efforts on safety and operating performance.  CSXT delivered the fifth consecutive quarterly year-over-year improvement in Federal Railroad Administration (“FRA”) personal injuries in second quarter 2010.  The FRA personal injuries frequency index improved to 1.13, a 14% improvement over 2009. Reported FRA train accident frequency rate increased 7% to 2.78, but remained at relatively low historical levels.

Key service metrics in second quarter improved from first quarter levels, but were mixed compared to 2009.  On-time train originations and arrivals both declined to 78% and 71%, respectively.  Dwell time improved to 23.7 hours from 24.1 hours in same quarter of 2009.  Average train velocity declined 4% to 20.9 miles per hour.  The Company strives to sustain key operating measures and service reliability at high levels, while increasing operational efficiency.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		Second Quarters
		2010	2009	Improvement/ (Decline)%

Safety and	FRA Personal Injury Frequency Index	1.13	1.32	14%
Service
Measurements	FRA Train Accident Rate	2.78	2.59	(7)%

	On-Time Train Originations	78%	83%	(6)%
	On-Time Destination Arrivals	71%	81%	(12)%

	Dwell	23.7	24.1	2%
	Cars-On-Line	210,106	218,313	4%

	Train Velocity	20.9	21.7	(4)%

				(Decrease)
Resources	Route Miles	21,123	21,190	-%
	Locomotives (owned and long-term leased)	4,067	4,108	(1)%
	Freight Cars (owned and long-term leased)	80,471	86,300	(7)%

Key Performance Measures Definitions

FRA Personal Injury Frequency Index – Number of FRA-reportable injuries per 200,000 man-hours.

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Second Quarters

	Volume			Revenue			Revenue Per Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemicals	116	105	10%	$372	$308	21%	$3,207	$2,933	9%
Phosphates and Fertilizers	80	74	8	109	94	16	1,363	1,270	7
Automotive	88	54	63	204	113	81	2,318	2,093	11
Emerging Markets	113	106	7	167	147	14	1,478	1,387	7
Agricultural Products	107	106	1	255	233	9	2,383	2,198	8
Forest Products	65	64	2	150	133	13	2,308	2,078	11
Metals	65	45	44	140	87	61	2,154	1,933	11
Food and Consumer	25	25	-	59	59	-	2,360	2,360	-

Total Merchandise	659	579	14	1,456	1,174	24	2,209	2,028	9

Coal	401	375	7	835	662	26	2,082	1,765	18

Intermodal	538	457	18	304	285	7	565	624	(9)
								-
Other	-	-	-	68	64	6	-	-	-

Total	1,598	1,411	13%	$2,663	$2,185	22%	$1,666	$1,549	8%

Note regarding reclassifications:
Automotive has moved to the Merchandise category. Coal and Intermodal have been stated as single totals, respectively (combined previously reported sub-categories) and Other revenue related to Rail and Intermodal has been combined into one Other line.  All prior periods have been revised to reflect these changes.

Second Quarter 2010 Results of Operations

CSX second quarter results reflect strong year-over-year volume and revenue growth as compared to the level of economic activity last year.  The greatest volume increases occurred in the automotive, metals and intermodal markets.  Ongoing yield management initiative and higher fuel recovery associated with the increase in fuel prices drove revenue-per-unit increases in nearly all markets.

Revenue
Merchandise

Chemicals – Growth occurred across most chemical markets reflecting the overall improvement in demand for intermediate products used in the automotive and consumer goods markets.

Phosphates and Fertilizers – This market's growth was driven by increased export and domestic phosphate shipments as well as domestic movements of potash to meet the demand from a robust planting season.

Automotive – Strong volume growth was due to an increase in North American light vehicle production driven by higher sales and lower inventory levels.

Emerging Markets – Shipments of  aggregates (which include crushed stone, sand and gravel) increased from depressed levels last year due to new business for the Company.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agricultural Products – Volume was relatively flat.  Increased shipments of ethanol were mostly offset by weaker demand for feed ingredients, soybeans and other processed products.

Forest Products – Growth in building products increased from the depressed levels of 2009, due in part to tax incentives offered for new home purchases that ended during the quarter. Paper products continued to see long-term, gradual volume declines likely resulting from electronic media substitution.

Metals – Growth was driven by rebounding steel consumption consistent with the gradual economic recovery.  Improved demand from automotive and energy markets, combined with low inventories and reduced imports pushed domestic steel production higher.

Food and Consumer – Volume was flat as increased shipments of refrigerated products and canned goods were offset by weakness in demand for appliances and alcoholic beverages.

Coal

Growth was driven by higher export shipments due to greater Asian demand for U.S. metallurgical coal, partially offset by lower shipments to utility customers as a result of continued high stockpile levels.  The increase in revenue per unit was driven by improved yield and longer length of haul.

Intermodal

Revenue gains during the quarter were driven by volume growth.  International volume increased due to new business and higher imports as a result of U.S. inventory replenishments.  Domestic volume continued to grow with truckload conversions and expanded service offerings like the new UMAX program, which began this quarter. The revenue-per-unit decline was driven by the impact of switching from a purchased transportation arrangement to the new UMAX domestic interline program and was partly offset by increased fuel recovery and an improved pricing environment.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expense

Expenses increased $287 million from last year’s second quarter.  Significant variances are described below.

Labor and Fringe expense increased $67 million.  This increase was primarily driven by inflation and higher incentive compensation costs and a 1% increase in headcount.

Materials, Supplies and Other expense increased $107 million due to several items:

•
As safety trends have continued to improve, benefits were taken in both years’ second quarters - $9 million in 2010 and $85 million in the prior year quarter. This resulted in a year over year increase in expense of $76 million.

•	An operating property transaction with the Commonwealth of Massachusetts closed in the quarter and resulted in a $30 million net book loss.

•	Inland transportation expense reductions of $43 million related to the new UMAX agreement.

•	Various other costs increased as a result of higher volume and other items.

    As additional information on the property transaction noted above, during the second quarter of 2010, the Company closed an operating property transaction with the Commonwealth of Massachusetts.  The Company received $50 million of cash related to this transaction and  recorded a net book loss of $30 million pre-tax or $0.05 per share. This property is a former Conrail acquired property.  This loss is reflected in materials, supplies and other.

Fuel expense increased $119 million primarily due to higher prices and higher volume.

Depreciation expense increased $3 million due to a larger asset base related to higher capital spending, partially offset by lower depreciation rates resulting from the previous periodic review of asset useful lives.

Equipment and Other Rents expense decreased $9 million primarily due to current quarter’s cost savings associated with improved asset utilization and lower lease expense, partially offset by volume-related increases.

Consolidated Results of Operations

Interest Expense

          Interest expense decreased $4 million to $135 million primarily due to lower average debt balances.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other Income - Net

    Other income decreased $1 million to $9 million driven primarily by lower average cash and investment balances and a lower average rate of return.

Income Tax Expense

Income tax expense increased $62 million to $228 million due to higher earnings.  The increase in earnings was slightly offset by a net favorable tax benefit of $15 million primarily due to the resolution of prior years’ income tax audit.

Net Earnings

           Net earnings increased $109 million to $414 million and earnings per diluted share increased $0.30 to $1.07 primarily due to higher revenue partially offset by fuel, various other expenses, including labor and fringe and taxes.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Six Months

	Volume			Revenue			Revenue Per Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemicals	228	210	9%	$723	$616	17%	$3,171	$2,933	8%
Phosphates and Fertilizers	159	134	19	232	181	28	1,459	1,351	8
Automotive	162	99	64	374	208	80	2,309	2,101	10
Emerging Markets	198	197	1	297	281	6	1,500	1,426	5
Agricultural Products	221	215	3	522	482	8	2,362	2,242	5
Forest Products	128	129	(1)	290	273	6	2,266	2,116	7
Metals	126	93	35	268	184	46	2,127	1,978	8
Food and Consumer	50	50	-	118	119	(1)	2,360	2,380	(1)

Total Merchandise	1,272	1,127	13	2,824	2,344	20	2,220	2,080	7

Coal	774	806	(4)	1,571	1,406	12	2,030	1,744	16

Intermodal	1,038	897	16	623	552	13	600	615	(2)

Other	-	-	-	136	130	5	-	-	-

Total	3,084	2,830	9%	$5,154	$4,432	16%	$1,671	$1,566	7%

Note regarding reclassifications:
Automotive has moved to the Merchandise category. Coal and Intermodal have been stated as single totals, respectively (combined previously reported sub-categories) and Other revenue related to Rail and Intermodal has been combined into one Other line.  All prior periods have been revised to reflect these changes.

Six Month Results of Operations

Consolidated Results of Operations

Revenue

          Revenue increased $722 million to $5.2 billion as a result of volume increases associated with the gradual economic recovery, ongoing yield management initiatives and higher fuel recovery due to an increase in fuel prices.

Operating Income

          Operating income increased $303 million to $1.4 billion primarily due to higher revenue partially offset by increased fuel and labor related costs.

Interest Expense

          Interest expense decreased $3 million to $277 million primarily due to lower average debt balances.  This decrease was partially offset by expenses related to the first quarter 2010 debt exchange.

Other Income - Net

Other income increased $7 million to $20 million driven by higher income from real estate activities and other miscellaneous items.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense increased $129 million to $424 million primarily due to higher earnings in 2010.

Net Earnings

           Net earnings increased $169 million to $719 million and earnings per diluted share increased $0.45 to $1.84 primarily due to higher revenue partially offset by increased fuel and labor related costs as well as increased tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Other long-term assets increased $154 million primarily as a result of $141 million in cash consideration paid in the exchange of debt securities (see Note 7, Debt and Credit Agreements).  Stockholder’s equity was reduced as a result of $823 million of share repurchases since December 2009.

Consolidated Cash Flow Statements

Cash provided by operating activities increased $451 million primarily due to higher pre-tax earnings and lower incentive compensation payouts in 2010.  More cash was used for financing activities due to share repurhases of $823 million during 2010.  Additionally, the Company received $500 million from a debt issuance in 2009.  There have been no debt issuances in 2010.

Liquidity and Working Capital

As of the end of the second quarter, CSX had $633 million of cash and cash equivalents.  CSX also has available a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity and repurchases of CSX common stock.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 16, 2010, the Company renewed its $250 million receivables securitization facility.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. This facility has a 364-day term and expires on June 15, 2011.  As of the date of this filing, the Company has not drawn on this facility.  Under the terms of this facility, CSX Transportation and CSX Intermodal transferred eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital deficit of $211 million as of June 2010 and a working capital surplus of $705 million as of December 2009.  The decline since December 2009 is primarily due to a $508 million reclassification from long-term debt to current maturities of long-term debt for amounts due within the next twelve months.

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.  The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of this quarterly report on Form 10-Q and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

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

•
the cost of compliance with laws and regulations that differ from expectations (including those associated with PTC implementation) and costs, penalties and operational impacts associated with noncompliance with applicable laws or regulations;

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

ITEM 4.  CONTROLS AND PROCEDURES

As of June 25, 2010, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of June 25, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during second quarter 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

For information relating to the Company’s legal proceedings, see Note 5, Commitments and Contingencies under Part I, Item 1 (Financial Statements) of this Quarterly Report on Form 10-Q incorporated herein by reference.

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

ITEM 2.  CSX Purchases of Equity Securities

CSX is required to disclose any purchases of its common stock for the most recent quarter.  The Company purchases shares of CSX common stock to further its goals under the Company’s share repurchase program.  Additional shares are purchased to fund the Company’s obligations under a 401(k) plan that covers certain union employees.

During the second quarter 2010, CSX completed $594 million of total share repurchases, which includes $576 million of share repurchases under the Company’s share repurchase program.  The remaining shares were purchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.  Since March 2008, CSX has completed $2 billion in share repurchases and has remaining share repurchase authority of approximately $945 million.  Future share repurchases will be based on market and business conditions.

	CSX Purchases of Equity Securities for the Quarter

Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$1,521,108,801

April
(March 27, 2010 - April 23, 2010)	2,441,000	$54.57	2,114,000	1,405,752,106

May
(April 24, 2010 - May 21, 2010)	8,151,000	56.48	8,151,000	945,407,748

June
(May 22, 2010 - June 25, 2010)	-	-	-	945,407,748

Ending Balance	10,592,000	$56.04	10,265,000	$945,407,748

(a)
The difference of 327,000 shares between the “Total Number of Shares Purchased” and the “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs” for the quarter represents shares purchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

    18          Independent Registered Public Accounting Firm’s Preferability Letter

    31*        Rule 13a-14(a) Certifications.

        32*       Section 1350 Certifications.

101*
The following financial information from CSX Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2010 filed with the SEC on July 15, 2010, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended June 25, 2010 and June 26, 2009, (ii) Consolidated Balance Sheets at June 25, 2010 and December 25, 2009, (iii) Consolidated Cash Flow Statements for the fiscal periods ended June 25, 2010 and June 26, 2009, and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CSX CORPORATION
(Registrant)

By:            /s/ Carolyn T. Sizemore___
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: July 15, 2010