Form 10-Q
period 2010-09-24
CSX CORP
filed 2010-10-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2010

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
Yes (  )    No (X)

There were 374,184,621 shares of common stock outstanding on September 24, 2010 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2010
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements

	Consolidated Income Statements (Unaudited) -	3
	Quarters and Nine Months Ended September 24, 2010
	and September 25, 2009

	Consolidated Balance Sheets -	4
	At September 24, 2010 (Unaudited) and December 25, 2009

	Consolidated Cash Flow Statements (Unaudited) -	5
	Nine Months Ended September 24, 2010 and September 25, 2009

	Notes to Consolidated Financial Statements (Unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition	30
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	44

Item 2.	CSX Purchases of Equity Securities	45

Item 3.	Defaults upon Senior Securities	46

Item 4.	Removed and Reserved	46

Item 5.	Other Information	46

Item 6.	Exhibits	46

Signature		47

CSX CORPORATION

PART I FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in Millions, Except Per Share Amounts)

	Third Quarters		Nine Months
	2010	2009	2010	2009
		(Adjusted) (a)		(Adjusted) (a)
Revenue	$2,666	$2,289	$7,820	$6,721
Expense
Labor and Fringe	731	653	2,181	1,969
Materials, Supplies and Other (Note 1)	509	500	1,579	1,482
Fuel	279	223	866	599
Depreciation	232	227	690	677
Equipment and Other Rents	90	92	279	303
Total Expense	1,841	1,695	5,595	5,030

Operating Income	825	594	2,225	1,691

Interest Expense	(131)	(140)	(408)	(420)
Other Income - Net (Note 8)	8	6	28	19
Earnings From Continuing Operations
Before Income Taxes	702	460	1,845	1,290

Income Tax Expense (Note 9)	(288)	(170)	(712)	(465)
Earnings From Continuing Operations	414	290	1,133	825

Discontinued Operations (Note 10)	-	-	-	15
Net Earnings	$414	$290	$1,133	$840

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$1.09	$0.74	$2.95	$2.10
Discontinued Operations	-	-	-	0.04
Net Earnings	$1.09	$0.74	$2.95	$2.14

Net Earnings Per Share, Assuming Dilution
Continuing Operations	$1.08	$0.73	$2.92	$2.08
Discontinued Operations	-	-	-	0.04
Net Earnings	$1.08	$0.73	$2.92	$2.12

Average Shares Outstanding (Thousands)	378,050	392,352	384,102	391,847

Average Shares Outstanding,
Assuming Dilution (Thousands)	381,822	396,333	387,516	395,268

Cash Dividends Paid Per Common Share	$0.24	$0.22	$0.72	$0.66

(a)  Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (see Note 1).

See accompanying notes to consolidated financial statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 24,	December 25,
	2010	2009
		(Adjusted) (a)
ASSETS
Current Assets
Cash and Cash Equivalents	$636	$1,029
Short-term Investments	40	61
Accounts Receivable - Net (Note 1)	1,001	995
Materials and Supplies	225	203
Deferred Income Taxes	206	158
Other Current Assets	97	124
Total Current Assets	2,205	2,570

Properties	31,457	30,907
Accumulated Depreciation	(8,123)	(7,843)
Properties - Net	23,334	23,064

Investment in Conrail	660	650
Affiliates and Other Companies	466	438
Other Long-term Assets	364	165
Total Assets	$27,029	$26,887

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$981	$967
Labor and Fringe Benefits Payable	473	383
Casualty, Environmental and Other Reserves (Note 4)	187	190
Current Maturities of Long-term Debt (Note 7)	605	113
Income and Other Taxes Payable	179	112
Other Current Liabilities	115	100
Total Current Liabilities	2,540	1,865

Casualty, Environmental and Other Reserves (Note 4)	534	547
Long-term Debt (Note 7)	7,297	7,895
Deferred Income Taxes	6,732	6,528
Other Long-term Liabilities	1,288	1,284
Total Liabilities	18,391	18,119

Common Stock $1 Par Value	374	393
Other Capital	-	80
Retained Earnings	9,022	9,090
Accumulated Other Comprehensive Loss (Note 1)	(771)	(809)
Noncontrolling Interest	13	14
Total Shareholders' Equity	8,638	8,768
Total Liabilities and Shareholders' Equity	$27,029	$26,887

(a) Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (see Note 1).

See accompanying notes to consolidated financial statements.

CSX CORPORATION

ITEM 1: FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in Millions)

	Nine Months
	2010	2009
		(Adjusted) (a)
OPERATING ACTIVITIES
Net Earnings	$1,133	$840
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	690	675
Deferred Income Taxes	139	326
Contributions to Qualified Pension Plans	-	(166)
Other Operating Activities	80	(150)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6)	159
Other Current Assets	(44)	(50)
Accounts Payable	27	(4)
Income and Other Taxes Payable	150	39
Other Current Liabilities	97	(80)
Net Cash Provided by Operating Activities	2,266	1,589

INVESTING ACTIVITIES
Property Additions (Note 1)	(1,092)	(1,031)
Other Investing Activities	41	51
Net Cash Used in Investing Activities	(1,051)	(980)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	-	500
Long-term Debt Repaid (Note 7)	(103)	(110)
Dividends Paid	(275)	(259)
Stock Options Exercised (Note 3)	21	19
Shares Repurchased	(1,123)	-
Other Financing Activities (Note 1)	(128)	(188)
Net Cash Used in Financing Activities	(1,608)	(38)

Net (Decrease) Increase in Cash and Cash Equivalents	(393)	571

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,029	669
Cash and Cash Equivalents at End of Period	$636	$1,240

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

Other entities

In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and arranges drayage services for certain CSXT intermodal customers.  TDSI serves the automotive industry with distribution centers and storage locations, while Transflo provides logistical solutions for transferring products from rail to trucks.  CSX Technology and other subsidiaries provide support services for the Company.

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

CSX Intermodal, Inc. (“Intermodal”) was a subsidiary of CSX until it merged with CSXT on June 26, 2010 (which was the first day of the third quarter).  Prior to the merger, Intermodal was the parent company of CSX Intermodal Terminals, and conducted the sales and marketing activities associated with intermodal transportation service now provided by CSXT, as well as the drayage and trucking dispatch operations now being provided by CSX Intermodal Terminals.

The Company no longer reflects the intermodal business as a separate segment.  This change was a result of the strategic business review and change in the Company’s intermodal service associated with the start of the UMAX program as well as certain management realignments. The UMAX program, which began in the second quarter, is a domestic interline container program.  CSX’s president views intermodal similarly to merchandise and coal.  Also, inland transportation expense has been reclassified to materials, supplies and other.  Intermodal revenue will continue to be viewed as a separate revenue group; however, a separate income statement and operating ratio will no longer be provided and business segment disclosures are no longer required.  All prior periods have been revised to reflect this change.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and nine months ended September 24, 2010 and September 25, 2009;

•	Consolidated balance sheets at September 24, 2010 and December 25, 2009; and

•	Consolidated cash flow statements for the nine months ended September 24, 2010 and September 25, 2009.

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarter of 2010 and 2009 consisted of 13 weeks ending on September 24, 2010 and September 25, 2009, respectively.

•	The nine month periods of 2010 and 2009 consisted of 39 weeks ending on September 24, 2010 and September 25, 2009, respectively.

•	Fiscal year 2009 consisted of 52 weeks ending on December 25, 2009.

•	Fiscal year 2010 consists of 53 weeks ending on December 31, 2010. Therefore, fourth quarter 2010 will consist of 14 weeks.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX’s fiscal periods ending September 24, 2010 and September 25, 2009, and references to year-end indicate the fiscal year ended December 25, 2009.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      Nature of Operations and Significant Accounting Policies, continued

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”) in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus certain reclassifications for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of related tax effects and were $431 million and $297 million for third quarters 2010 and 2009, respectively, and $1.2 billion and $853 million for nine months 2010 and 2009, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement reclassifications. Overall equity was reduced by $771 million and $809 million as of September 2010 and December 2009, respectively, primarily as a result of normal quarterly pension reclassifications.  In general, for CSX, AOCI is not materially impacted by other items.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, public project receivables (work done by the Company on behalf of a government agency), claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.  Allowance for doubtful accounts of $39 million and $47 million is included in the consolidated balance sheets as of September 2010 and December 2009, respectively.

Capital Expenditures

Property additions, which are classified as investing activities on the consolidated cash flow statements, consisted of $1.1 billion and $1 billion for nine months 2010 and 2009, respectively.  Total capital expenditures for the nine months of 2009 included purchases of new assets using seller financing of approximately $160 million, for which payments are included in other financing activities on the consolidated cash flow statements.  There were no purchases of new assets using seller financing agreements during the nine months of 2010.  The Company plans to spend approximately $1.8 billion for total capital expenditures in 2010.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      Nature of Operations and Significant Accounting Policies, continued

The following tables show the effects of the change in policy for rail grinding costs on the consolidated financial statements.  The Accounting Changes and Error Corrections Topic in the ASC requires CSX to present both prior period amounts that have been previously reported as well as current period amounts as computed under both the prior method and as reported.

2010
Consolidated Income Statements	3rd Quarter			9 months
Dollars in Millions, Except Per Share Amounts	Computed under Prior Method	Impact of Adjustment	As Reported	Computed under Prior Method	Impact of Adjustment	As Reported
Materials, Supplies and Other	$503	$6	$509	$1,564	$15	$1,579
Depreciation	234	(2)	232	694	(4)	690
Total Expense	1,837	4	1,841	5,584	11	5,595
Operating Income	829	(4)	825	2,236	(11)	2,225
Earnings from Continuing Operations
Before Taxes	706	(4)	702	1,856	(11)	1,845
Income Tax Expense	(289)	1	(288)	(716)	4	(712)
Earnings from Continuing Operations	417	(3)	414	1,140	(7)	1,133
Net Earnings	417	(3)	414	1,140	(7)	1,133
Net Earnings Per Share, Basic
Continuing Operations	$1.10	$(0.01)	$1.09	$2.97	$(0.02)	$2.95
Net Earnings	$1.10	$(0.01)	$1.09	$2.97	$(0.02)	$2.95
Net Earnings Per Share, Assuming Dilution
Continuing Operations	$1.09	$(0.01)	$1.08	$2.94	$(0.02)	$2.92
Net Earnings	$1.09	$(0.01)	$1.08	$2.94	$(0.02)	$2.92

2009
Consolidated Income Statements	3rd Quarter			9 months
Dollars in Millions, Except Per Share Amounts	As Previously Reported	Impact of Adjustment	As Adjusted	As Previously Reported	Impact of Adjustment	As Adjusted
Materials, Supplies and Other	$495	$5	$500	$1,467	$15	$1,482
Depreciation	228	(1)	227	681	(4)	677
Total Expense	1,691	4	1,695	5,019	11	5,030
Operating Income	598	(4)	594	1,702	(11)	1,691
Earnings from Continuing Operations	464	(4)	460	1,301	(11)	1,290
Before Taxes
Income Tax Expense	(171)	1	(170)	(469)	4	(465)
Earnings from Continuing Operations	293	(3)	290	832	(7)	825
Net Earnings	293	(3)	290	847	(7)	840
Net Earnings Per Share, Basic
Continuing Operations	$0.75	$(0.01)	$0.74	$2.12	$(0.02)	$2.10
Net Earnings	$0.75	$(0.01)	$0.74	$2.16	$(0.02)	$2.14
Net Earnings Per Share, Assuming Dilution
Continuing Operations	$0.74	$(0.01)	$0.73	$2.10	$(0.02)	$2.08
Net Earnings	$0.74	$(0.01)	$0.73	$2.14	$(0.02)	$2.12

Certain prior year data has been reclassified to conform to the current presentation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.   Nature of Operations and Significant Accounting Policies, continued

Consolidated Balance Sheets	September 2010			December 2009
Dollars in Millions	Computed under Prior Method	Impact of Adjustment	As Reported	As Previously Reported	Impact of Adjustment	As Adjusted
Properties - Net	$23,494	$(160)	$23,334	$23,213	$(149)	$23,064
Total Assets	27,189	(160)	27,029	27,036	(149)	26,887
Deferred Income Taxes	6,793	(61)	6,732	6,585	(57)	6,528
Total Liabilities	18,452	(61)	18,391	18,176	(57)	18,119
Retained Earnings	9,121	(99)	9,022	9,182	(92)	9,090
Total Shareholders' Equity	8,737	(99)	8,638	8,860	(92)	8,768
Total Liabilities and Shareholders' Equity	27,189	(160)	27,029	27,036	(149)	26,887

2010
Consolidated Cash Flow Statements	9 months
Dollars in Millions	Computed under Prior Method	Impact of Adjustment	As Reported
Net Earnings	$1,140	$(7)	$1,133
Depreciation	694	(4)	690
Deferred Income Taxes	143	(4)	139
Net Cash Provided by Operating Activities	2,281	(15)	2,266
Property Additions	(1,107)	15	(1,092)
Net Cash Used in Investing Activities	(1,066)	15	(1,051)

2009
Consolidated Cash Flow Statements	9 months
Dollars in Millions	As Previously Reported	Impact of Adjustment	As Adjusted
Net Earnings	$847	$(7)	$840
Depreciation	679	(4)	675
Deferred Income Taxes	330	(4)	326
Net Cash Provided by Operating Activities	1,604	(15)	1,589
Property Additions	(1,046)	15	(1,031)
Net Cash Used in Investing Activities	(995)	15	(980)

Other Items

Retained Earnings

During third quarter 2010, CSX's other capital balance was reduced to zero as a result of share repurchases. In accordance with the Equity Topic in the ASC, other capital cannot be negative.  Therefore, a reclassification of $272 million was made between retained earnings and other capital to bring the other capital balance to zero.  Generally, retained earnings is only impacted by net earnings and dividends.

Dividend Increase

On September 29, 2010, CSX announced an 8 percent increase to its quarterly cash dividend to 26 cents per share payable on December 15, 2010 to shareholders of record on November 30, 2010.  This is the eighth dividend increase which represents a 35 percent compounded annual growth rate over a five-year period.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.                      Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2010	2009	2010	2009
		(Adjusted) (a)		(Adjusted) (a)
Numerator (Dollars in millions):
Earnings from Continuing Operations	$414	$290	$1,133	$825
Discontinued Operations - Net of Tax (b)	-	-	-	15
Net Earnings	$414	$290	$1,133	$840

Denominator (Units in thousands):
Average Common Shares Outstanding	378,050	392,352	384,102	391,847
Convertible Debt	987	1,116	1,008	1,117
Stock Option Common Stock Equivalents (c)	1,865	2,417	2,018	2,076
Other Potentially Dilutive Common Shares	920	448	388	228
Average Common Shares Outstanding, Assuming Dilution	381,822	396,333	387,516	395,268

Net Earnings Per Share, Basic:
Continuing Operations	$1.09	$0.74	$2.95	$2.10
Discontinued Operations	-	-	-	0.04
Net Earnings	$1.09	$0.74	$2.95	$2.14

Net Earnings Per Share, Assuming Dilution:
Continuing Operations	$1.08	$0.73	$2.92	$2.08
Discontinued Operations	-	-	-	0.04
Net Earnings	$1.08	$0.73	$2.92	$2.12

(a)	Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

(b)	For additional information regarding discontinued operations, see Note 10, Discontinued Operations.

(c)
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

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During third quarter 2010, approximately $300 thousand of face value of convertible debentures were converted into 10 thousand shares of CSX common stock.  During third quarter 2009, $275 thousand of face value of convertible debentures were converted into approximately 10 thousand shares of CSX common stock.  As of September 2010, approximately $28 million of convertible debentures at face value remained outstanding, which are convertible into approximately 1 million shares of CSX common stock.

NOTE 3.                      Share-Based Compensation

CSX share-based compensation plans primarily include performance grants, restricted stock awards, stock options and stock plans for directors.  CSX has not granted stock options since 2003.  Awards are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Board of Directors approves awards granted to the Company’s non-management directors upon recommendation of the Governance Committee of the Board of Directors.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.                      Share-Based Compensation, continued

On May 5, 2010, 402,000 performance units were granted to key members of management under a new long-term incentive plan (LTIP) adopted under the CSX Stock and Incentive Award Plan.  This LTIP plan provides for a three-year cycle ending in fiscal year 2012.  Similar to the two existing plans, the financial target upon which payments are based is operating ratio, which is defined as operating expenses divided by operating revenue and is calculated excluding certain non-recurring items.  Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original grant based upon CSX’s attainment of pre-established operating ratio targets for fiscal year 2012.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Additionally, on May 5, 2010, as part of its overall long-term incentive compensation program, the Company granted 134,000 time-based restricted stock units to key members of management.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are not based upon CSX’s attainment of operational targets.

For information related to the Company’s other outstanding long-term incentive compensation, see CSX’s most recent Annual Report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and its related income tax benefit is as follows:

	Third Quarters		Nine Months
(Dollars in millions)	2010	2009	2010	2009
Share-Based Compensation Expense (a)	$13	$9	$46	$12
Income Tax Benefit	5	3	17	4

(a) Share-based compensation expense may fluctuate with estimates of the number of performance-based awards that are expected to be awarded in future periods.

The following table provides information about stock options exercised.

	Third Quarters		Nine Months
(In thousands)	2010	2009	2010	2009

Number of Stock Options Exercised	280	386	1,193	952

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of September 2010, CSX had approximately 4 million stock options outstanding.  However, the impact of options to diluted earnings per share is much smaller (see note (b) to the table in Note 2, Earnings Per Share for more information).

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                      Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves were determined to be critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	September 2010			December 2009
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$191	$269	$85	$215	$300
Occupational	31	116	147	27	132	159
Total Casualty	109	307	416	112	347	459
Separation	15	48	63	16	57	73
Environmental	37	70	107	37	60	97
Other	26	109	135	25	83	108
Total	$187	$534	$721	$190	$547	$737

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

During the second quarter of 2010, the Company reduced casualty reserves by a net $9 million, most of which is related to the reduction in CSXT personal injury reserves of $13 million as noted below.  There were no significant adjustments to casualty reserves in the third quarter of 2010.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                      Casualty, Environmental and Other Reserves, continued

Casualty

Casualty reserves represent accruals for personal injury and occupational injury claims.  During the second quarter of 2010 the Company increased its self-insured retention amount for these claims from $25 million to $50 million per injury for claims occurring on or after June 1, 2010.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount; the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  The claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

During second quarters of 2010 and 2009, the Company reduced personal injury reserves by $13 million and $78 million, respectively, based on management’s review of the actuarial analysis performed by an independent actuarial firm.  These reductions are a direct result of the Company’s improvement in safety.  Claims have shown a continued downward trend in the number of injuries, resulting in a continual reduction of the Company’s FRA personal injury frequency index.  Additionally, the trend in the severity of injuries has significantly declined.  There were no significant adjustments to personal injury reserves in the third quarter of 2010.

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

During second quarter 2009, the Company reduced its asbestos reserves by $18 million.  This reserve reduction is related to approximately 1500 claims that were deemed to have no medical merit and, therefore, have been determined to have no value.  There were no significant adjustments to asbestos reserves in 2010.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings, involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 265 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

See Item 1, Legal proceedings in Part II of this quarterly report on Form 10-Q for information related to an environmental settlement.

Other

 Other reserves include liabilities for various claims, such as longshoremen disability claims primarily associated with former subsidiaries’ activities, freight claims and claims for property, automobile and general liability.  These liabilities are accrued at the estimable and probable amount in accordance with the Contingencies Topic in the ASC.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Guarantees

As of June 2010, the Company is no longer liable for the guarantee related to CSX Energy.  Additionally, the guarantee for A.P. Moller-Maersk is currently less than $1 million.
Legal Proceedings

For information related to the Company’s legal proceedings, see Item 1, Legal proceedings in Part II of this quarterly report on Form 10-Q.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.                      Employee Benefit Plans, continued

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2010	2009	2010	2009
Service Cost	$10	$8	$31	$24
Interest Cost	30	32	91	94
Expected Return on Plan Assets	(42)	(37)	(124)	(108)
Amortization of Prior Service Cost	-	1	-	2
Amortization of Net Loss	15	6	44	19
Net Periodic Benefit Cost	$13	$10	$42	$31

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2010	2009	2010	2009
Service Cost	$2	$2	$4	$4
Interest Cost	5	5	14	17
Amortization of Net Loss	1	1	5	3
Net Periodic Benefit Cost	$8	$8	$23	$24

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

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of September 2010 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total Long-term Debt Activity
Total long-term debt at December 2009	$113	$7,895	$8,008
2010 activity:
Long-term Debt Issued	-	-	-
Long-term Debt Repaid	(103)	-	(103)
Reclassifications	598	(598)	-
Converted into CSX stock	(3)	-	(3)
Discount and premium activity	-	-	-
Total long-term debt at September 2010	$605	$7,297	$7,902

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Debt Exchange

On March 24, 2010, CSX exchanged $660 million of notes of multiple series (the “Existing Notes”), bearing interest at an average annual rate of 7.74% with maturities ranging from 2017 to 2038.  These Existing Notes were exchanged for $660 million of debt securities (the “New Notes”) bearing interest at 6.22% and due April 30, 2040.  In addition, CSX paid approximately $141 million to the debtholders as cash consideration.  CSX also paid the debtholders any accrued and unpaid interest on the Existing Notes.  In accordance with the Debt Topic in the ASC, this transaction has been accounted for as a debt exchange.  As such, the $141 million of cash consideration paid to the debtholders was recorded in other long-term assets.  This cash consideration and the unamortized discount and issue costs from the Existing Notes are being amortized as an adjustment of interest expense over the term of the New Notes.  There was no gain or loss recognized as a result of this exchange.  However, all costs related to the debt exchange and due to parties other than the debtholders were included in interest expense during first quarter 2010.  These costs totaled approximately $3 million.

In July 2010, CSX exchanged the New Notes for substantially identical notes registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement entered into in connection with the exchange offer.

For fair value information related to the Company’s long-term debt, see Note 11, Fair Value Measurements.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a syndicate of banks. The facility allows borrowings at floating rates based on the London interbank offered rate ("LIBOR"), plus a spread, depending upon CSX’s senior unsecured debt ratings.  The facility requires CSX to maintain a ratio of total debt to total capitalization below a prescribed limit.  The facility does not require CSX to post collateral under any circumstances.  As of September 2010, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  This facility expires in 2012.

Receivables Securitization Facility

The Company’s $250 million receivables securitization facility has a 364-day term and expires in June 2011.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity.  As of the date of this filing, the Company has not drawn on this facility.  Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

NOTE 8.                      Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense.  Other income – net consisted of the following:

	Third Quarters		Nine Months
(Dollars in millions)	2010	2009	2010	2009
Interest Income	$1	$2	$4	$9
Income from Real Estate	5	11	20	18
Miscellaneous Income (Expense)	2	(7)	4	(8)
Total Other Income - Net	$8	$6	$28	$19

NOTE 9.                      Income Taxes

During the third quarter of 2010, the Company recorded an income tax charge of $22 million or $0.06 per share primarily related to the merger of the Company’s former Intermodal subsidiary with CSXT.  As a result of this merger, CSXT’s effective state tax rate has increased and resulted in a revaluation of the deferred tax liabilities. There were no material changes to the Company’s uncertain tax positions during the quarter.

NOTE 10.                  Discontinued Operations

The Greenbrier

In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation (“The Greenbrier”) to Justice Family Group, LLC.  CSX recognized a gain on the sale of $25 million.  In addition, The Greenbrier incurred $10 million of losses from operations during nine months 2009.

Previously, all amounts associated with the operations of The Greenbrier were included in other income – net.  All prior periods have been reclassified to reflect discontinued operations.  The Greenbrier had revenue of $33 million and pre-tax income (including the gain on sale) of $5 million during 2009 through the date of sale, respectively.  There was no activity in 2010.

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

(Dollars in millions)	September 2010	December 2009
Fair Value	$125	$96
Amortized Cost	$122	$91

These investments have the following maturities:

(Dollars in millions)	September 2010
Less than 1 year	$22
1 - 2 years (a)	81
2 - 5 years	17
Greater than 5 years	5
Total	$125

(a) This amount includes approximately $18 million of callable bonds which mature in 1 – 2 years, but are classified as short-term investments on the consolidated balance sheet.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                                Fair Value Measurements, continued

Long-term Debt

Long-term debt is reported at carrying amount on the consolidated balance sheet and encompasses the Company’s only financial instrument with fair values significantly different from its carrying amounts.  The majority of the Company’s long-term debt is valued with the assistance of an independent third party.  For those instruments not valued with the assistance of a third party, the fair value has been estimated using discounted cash flow analysis based upon the yields provided by the same independent third party.  All inputs used to determine the fair value of the Company’s long-term debt qualify as level 2 inputs.

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

(Dollars in millions)	September 2010	December 2009
Long-term Debt Including Current Maturities:
Fair Value	$9,226	$8,780
Carrying Value	$7,902	$8,008

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

Condensed consolidating financial information for the obligor, CSXT, and the parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                      Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Quarter Ended September 2010	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$2,650	$41	$(25)	$2,666
Expense	(46)	1,841	71	(25)	1,841
Operating Income	46	809	(30)	-	825

Equity in Earnings of Subsidiaries	492	-	-	(492)	-
Interest Expense	(119)	(22)	(6)	16	(131)
Other Income - Net	3	17	4	(16)	8

Earnings From Continuing Operations
Before Income Taxes	422	804	(32)	(492)	702
Income Tax Benefit (Expense)	(9)	(327)	48	-	(288)
Earnings From Continuing Operations	413	477	16	(492)	414
Discontinued Operations	-	-	-	-	-
Net Earnings	$413	$477	$16	$(492)	$414

Quarter Ended September 2009 (Adjusted) (a)	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$1,971	$344	$(26)	$2,289
Expense	(69)	1,496	291	(23)	1,695
Operating Income	69	475	53	(3)	594

Equity in Earnings of Subsidiaries	340	-	-	(340)	-
Interest Expense	(126)	(29)	(2)	17	(140)
Other Income - Net	24	10	(14)	(14)	6

Earnings From Continuing Operations
Before Income Taxes	307	456	37	(340)	460
Income Tax Benefit (Expense)	(17)	(168)	15	-	(170)
Earnings From Continuing Operations	290	288	52	(340)	290
Discontinued Operations	-	-	-	-	-
Net Earnings	$290	$288	$52	$(340)	$290

(a) Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                      Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months Ended September 2010	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$7,139	$758	$(77)	$7,820
Expense	(129)	5,120	681	(77)	5,595
Operating Income	129	2,019	77	-	2,225

Equity in Earnings of Subsidiaries	1,381	-	-	(1,381)	-
Interest Expense	(367)	(77)	(18)	54	(408)
Other Income - Net	13	55	14	(54)	28

Earnings From Continuing Operations
Before Income Taxes	1,156	1,997	73	(1,381)	1,845
Income Tax Benefit (Expense)	(23)	(772)	83	-	(712)
Earnings From Continuing Operations	1,133	1,225	156	(1,381)	1,133
Discontinued Operations	-	-	-	-	-
Net Earnings	$1,133	$1,225	$156	$(1,381)	$1,133

Nine Months Ended September 2009 (Adjusted) (a)	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$5,810	$989	$(78)	$6,721
Expense	(211)	4,461	850	(70)	5,030
Operating Income	211	1,349	139	(8)	1,691

Equity in Earnings of Subsidiaries	899	-	-	(899)	-
Interest Expense	(375)	(88)	(6)	49	(420)
Other Income - Net	304	13	(257)	(41)	19

Earnings From Continuing Operations
Before Income Taxes	1,039	1,274	(124)	(899)	1,290
Income Tax Benefit (Expense)	(231)	(484)	250	-	(465)
Earnings From Continuing Operations	808	790	126	(899)	825
Discontinued Operations	32	-	(17)	-	15
Net Earnings	$840	$790	$109	$(899)	$840

(a) Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidating Balance Sheet
(Dollars in millions)
	CSX	CSX
As of September 2010	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$463	$111	$62	$-	$636
Short-term Investments	-	-	40	-	40
Accounts Receivable - Net	4	952	677	(632)	1,001
Materials and Supplies	-	225	-	-	225
Deferred Income Taxes	15	184	7	-	206
Other Current Assets	110	54	(41)	(26)	97
Total Current Assets	592	1,526	745	(658)	2,205

Properties	8	30,136	1,313	-	31,457
Accumulated Depreciation	(8)	(7,284)	(831)	-	(8,123)
Properties - Net	-	22,852	482	-	23,334

Investments in Conrail	-	-	660	-	660
Affiliates and Other Companies	-	598	(132)	-	466
Investments in Consolidated Subsidiaries	16,245	-	50	(16,295)	-
Other Long-term Assets	176	104	127	(43)	364
Total Assets	$17,013	$25,080	$1,932	$(16,996)	$27,029

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$118	$840	$23	$-	$981
Labor and Fringe Benefits Payable	39	395	39	-	473
Payable to (from) Affiliates	1,482	(188)	(662)	(632)	-
Casualty, Environmental and Other Reserves	-	172	15	-	187
Current Maturities of Long-term Debt	507	95	3	-	605
Income and Other Taxes Payable	(2)	600	(419)	-	179
Other Current Liabilities	4	112	25	(26)	115
Total Current Liabilities	2,148	2,026	(976)	(658)	2,540

Casualty, Environmental and Other Reserves	-	438	96	-	534
Long-term Debt	6,049	1,245	3	-	7,297
Deferred Income Taxes	(296)	6,939	89	-	6,732
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	487	545	256	-	1,288
Total Liabilities	8,388	11,193	(488)	(702)	18,391

Shareholders' Equity
Common Stock, $1 Par Value	374	181	-	(181)	374
Other Capital	-	5,627	2,312	(7,939)	-
Retained Earnings	9,022	8,127	125	(8,252)	9,022
Accumulated Other Comprehensive Loss	(771)	(69)	(63)	132	(771)
Noncontrolling Interest	-	21	46	(54)	13
Total Shareholders' Equity	8,625	13,887	2,420	(16,294)	8,638
Total Liabilities and Shareholders' Equity	$17,013	$25,080	$1,932	$(16,996)	$27,029

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                      Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
	CSX	CSX
As of December 2009 (Adjusted) (a)	Corporation	Transportation	Other	Eliminations	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$918	$30	$81	$-	$1,029
Short-term Investments	-	-	61	-	61
Accounts Receivable - Net	4	888	103	-	995
Materials and Supplies	-	203	-	-	203
Deferred Income Taxes	13	137	8	-	158
Other Current Assets	19	32	533	(460)	124
Total Current Assets	954	1,290	786	(460)	2,570

Properties	4	29,565	1,338	-	30,907
Accumulated Depreciation	(6)	(7,011)	(826)	-	(7,843)
Properties - Net	(2)	22,554	512	-	23,064

Investments in Conrail	-	-	650	-	650
Affiliates and Other Companies	-	566	(128)	-	438
Investments in Consolidated Subsidiaries	15,382	-	139	(15,521)	-
Other Long-term Assets	46	75	87	(43)	165
Total Assets	$16,380	$24,485	$2,046	$(16,024)	$26,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$111	$628	$228	$-	$967
Labor and Fringe Benefits Payable	37	307	39	-	383
Payable to (from) Affiliates	625	786	(962)	(449)	-
Casualty, Environmental and Other Reserves	-	168	22	-	190
Current Maturities of Long-term Debt	-	110	3	-	113
Income and Other Taxes Payable	32	182	(102)	-	112
Other Current Liabilities	1	97	13	(11)	100
Total Current Liabilities	806	2,278	(759)	(460)	1,865

Casualty, Environmental and Other Reserves	-	449	98	-	547
Long-term Debt	6,557	1,334	4	-	7,895
Deferred Income Taxes	(337)	6,814	51	-	6,528
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	600	522	162	-	1,284
Total Liabilities	7,626	11,397	(400)	(504)	18,119

Shareholders' Equity
Common Stock, $1 Par Value	393	181	-	(181)	393
Other Capital	80	5,569	1,951	(7,520)	80
Retained Earnings	9,090	7,393	507	(7,900)	9,090
Accumulated Other Comprehensive Loss	(809)	(77)	(54)	131	(809)
Noncontrolling Interest	-	22	42	(50)	14
Total Shareholders' Equity	8,754	13,088	2,446	(15,520)	8,768
Total Liabilities and Shareholders' Equity	$16,380	$24,485	$2,046	$(16,024)	$26,887

 (a)  Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.                      Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
	CSX	CSX
Nine Months Ended September 2010	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$242	$2,450	$17	$(443)	$2,266

Investing Activities
Property Additions	-	(1,026)	(66)	-	(1,092)
Other Investing Activities	(17)	(86)	(57)	201	41
Net Cash (Used in) Provided by Investing Activities	(17)	(1,112)	(123)	201	(1,051)

Financing Activities
Long-term Debt Repaid	-	(101)	(2)	-	(103)
Dividends Paid	(281)	(443)	6	443	(275)
Stock Options Exercised	21	-	-	-	21
Shares Repurchased	(1,123)	-	-	-	(1,123)
Other Financing Activities	703	(713)	83	(201)	(128)
Net Cash (Used in) Provided by Financing Activities	(680)	(1,257)	87	242	(1,608)

Net Increase (Decrease) in Cash and Cash Equivalents	(455)	81	(19)	-	(393)
Cash and Cash Equivalents at Beginning of Period	918	30	81		1,029
Cash and Cash Equivalents at End of Period	$463	$111	$62	$-	$636

	CSX	CSX
Nine Months Ended September 2009 (Adjusted) (a)	Corporation	Transportation	Other	Eliminations	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(75)	$1,706	$323	$(365)	$1,589

Investing Activities
Property Additions	-	(986)	(45)	-	(1,031)
Other Investing Activities	(91)	5	48	89	51
Net Cash (Used in) Provided by Investing Activities	(91)	(981)	3	89	(980)

Financing Activities
Long-term Debt Issued	500	-	-	-	500
Long-term Debt Repaid	-	(108)	(2)	-	(110)
Dividends Paid	(264)	(356)	(4)	365	(259)
Stock Options Exercised	19	-	-	-	19
Other Financing Activities	449	(242)	(306)	(89)	(188)
Net Cash Provided by (Used in) Financing Activities	704	(706)	(312)	276	(38)

Net Increase (Decrease) in Cash and Cash Equivalents	538	19	14	-	571
Cash and Cash Equivalents at Beginning of Period	559	63	47		669
Cash and Cash Equivalents at End of Period	$1,097	$82	$61	$-	$1,240

(a) Certain amounts have been adjusted for the retrospective change in accounting principle for rail grinding (See Note 1).

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce.  The Company’s network is positioned to reach more than two-thirds of Americans, who account for about three-quarters of the nation’s consumption of goods. Through this network, the Company transports a broad portfolio of products, ranging from coal and new energy sources, like biodiesel and ethanol, to automobiles, chemicals, military equipment and consumer products.

CSX remains highly committed to delivering value to shareholders through a balanced approach that includes investments in infrastructure, dividend improvement and share repurchases.  On September 29, 2010, CSX announced an 8 percent increase to its quarterly cash dividend to 26 cents per share.  This is the eighth dividend increase which represents a 35 percent compounded annual growth rate over a five-year period.  Additionally, CSX expects to repurchase an additional $645 million in shares by the end of the first quarter 2011, representing the remainder of its existing $3 billion share repurchase program.  The Company also continues to invest in its network to further enhance safety and improve service and reliability for its customers. The Company is now planning to spend approximately $1.8 billion in 2010 for total capital expenditures.  This increase, from the $1.7 billion the Company had previously disclosed for total capital expenditures this year, supports various strategic investments.  To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value. CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company’s rail service will be reflected in new legislation and policy.

As an example of the Company’s commitment to investing in its network and improving the flow of freight, the Company launched the National Gateway, a multi-year public-private infrastructure initiative which will significantly improve the efficiency of the freight network between the Mid-Atlantic ports and the Midwest. Total project costs are approximately $850 million, of which the Company expects to contribute approximately $400 million. A portion of the public funds needed to complete the National Gateway has been secured and CSX is working with its state partners to apply for the additional funding needed. When completed, the National Gateway is expected to reduce truck traffic and increase intermodal capacity on key corridors without increasing the number of trains. As a result, the Company’s customers will benefit from improved service and reliability, reduced transport times and expanded access to rail services, and substantial public benefits will be realized as well.

In 2008, Congress enacted the Rail Safety Improvement Act. The legislation includes a mandate that all Class I freight railroads implement Positive Train Control (“PTC”) by December 31, 2015. PTC must be installed on all lines with passenger or commuter operations as well as all main lines with over 5 million annual gross tons which transport toxic-by-inhalation hazardous materials. Significant capital costs are anticipated with the implementation of PTC as well as ongoing operating expenses. Currently, CSX estimates that the total multi-year cost of PTC implementation will be at least $1.2 billion for the Company.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2010 HIGHLIGHTS

•	Revenue increased $377 million or 16% to $2.7 billion driven by increases in volume and core pricing gains.

•	Expenses increased $146 million or 9% to $1.8 billion driven primarily by labor-related costs and higher fuel prices.

•	Operating income increased $231 million or 39% to $825 million and operating ratio improved to 69.1%, both being all-time records.

	Third Quarters		Nine Months
(in thousands)	2010	2009	2010	2009
Volume	1,609	1,465	4,693	4,295

(in millions)
Revenue	$2,666	$2,289	$7,820	$6,721
Expense	1,841	1,695	5,595	5,030
Operating Income	$825	$594	$2,225	$1,691

CSX third quarter results reflect continued strong year-over-year volume and revenue growth as a result of the improving marketplace and in comparison to the level of economic activity last year.  Revenue increased 16% from the prior year, to nearly $2.7 billion, with gains across all of the Company’s markets with particular growth in coal and auto.  These gains were driven by a 10% increase in volume, pricing gains, and higher fuel recovery associated with the increase in fuel prices.

While revenue increased 16%, expenses increased by $146 million, or only 9%, versus the prior year.  This increase was driven by a rise in fuel costs due to higher fuel prices and higher labor-related costs.

For additional information, refer to Results of Operations discussed on pages 34 through 37.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to the financial highlights described above, the Company measures and reports safety and service performance.  The Company strives for continuous improvement in these measures through training, initiatives and investment.  For example, the Company’s safety and train accident prevention programs rely on broad employee involvement.  The programs utilize operating rules training, compliance measurement, root cause analysis and communication to create a safer environment for employees and the public.  Continued capital investment in Company’s assets, including track, bridges, signals, equipment and detection technology also supports safety performance.

During third quarter 2010, the Company continued to advance its efforts on safety and operating performance.  CSXT delivered the sixth consecutive quarterly year-over-year improvement in Federal Railroad Administration (“FRA”) reportable personal injuries in third quarter 2010.  The FRA reportable personal injuries frequency index improved to 1.06, an 8% improvement over 2009. The reported FRA train accident frequency rate decreased 13% to 2.25.

Key service metrics in third quarter declined slightly versus 2009.  On-time train originations and arrivals declined to 77% and 69%, respectively.  Dwell time increased to 24.8 hours from 24.0 hours in same quarter of 2009.  Average train velocity declined 3% to 21.1 miles per hour.  While these key measures declined, they remain within the ranges experienced over the last several years and continue to support efficient and reliable train operations.

Operating Statistics (Estimated)

		Third Quarters
		2010	2009	Improvement/ (Decline)%

Safety and	FRA Personal Injury Frequency Index	1.06	1.15	8%
Service
Measurements	FRA Train Accident Rate	2.25	2.59	13%

	On-Time Train Originations	77%	82%	(6)%
	On-Time Destination Arrivals	69%	79%	(13)%

	Dwell	24.8	24.0	(3)%
	Cars-On-Line	210,117	214,987	2%

	Train Velocity	21.1	21.8	(3)%

				(Decrease)
Resources	Route Miles	21,091	21,190	-%
	Locomotives (owned and long-term leased)	4,068	4,092	(1)%
	Freight Cars (owned and long-term leased)	80,919	85,223	(5)%

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Third Quarters

	Volume			Revenue			Revenue Per Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemicals	116	110	5%	$379	$332	14%	$3,267	$3,018	8%
Phosphates and Fertilizers	78	77	1	107	94	14	1,372	1,221	12
Automotive	82	57	44	196	127	54	2,390	2,228	7
Emerging Markets	113	109	4	163	159	3	1,442	1,459	(1)
Agricultural Products	104	101	3	246	223	10	2,365	2,208	7
Forest Products	67	67	-	150	140	7	2,239	2,090	7
Metals	57	55	4	125	111	13	2,193	2,018	9
Food and Consumer	26	26	-	62	57	9	2,385	2,192	9

Total Merchandise	643	602	7	1,428	1,243	15	2,221	2,065	8

Coal	392	382	3	835	680	23	2,130	1,780	20

Intermodal (a)	574	481	19	318	299	6	554	622	(11)
								-
Other	-	-	-	85	67	27	-	-	-

Total	1,609	1,465	10%	$2,666	$2,289	16%	$1,657	$1,562	6%

 (a) The revenue-per-unit decline was primarily driven by the continued impact of terminating the prior interline agreement.  See the explanation for intermodal variances for further information.

Third Quarter 2010 Results of Operations

CSX third quarter results reflect continued strong year-over-year volume and revenue growth as a result of the improving marketplace and in comparison to the level of economic activity last year.  The greatest volume increases occurred in the automotive and intermodal markets.  Ongoing emphasis on pricing above rail inflation and yield management, along with higher fuel recovery associated with the increase in fuel prices drove revenue-per-unit increases in nearly all markets.

Volume and Revenue

Merchandise

Chemicals – Growth occurred across most markets reflecting improvement in demand for intermediate products used in manufacturing automobiles and consumer goods.

Phosphates and Fertilizers – Volume was relatively flat as strength in domestic shipments, due to a strong planting season, was mostly offset by a slight moderation in export volume.

Automotive – Strong growth was due to an increase in North American light vehicle production driven by higher sales.

Emerging Markets – Shipments of aggregates (which include crushed stone, sand and gravel) were flat, however volume growth was primarily driven by new shipments of limestone and cement.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agricultural Products – Volume grew with increased shipments of feed, wheat and ethanol.  Domestic shipments of feed and wheat increased due to reduced imports as a result of a worldwide shortage of wheat.  Ethanol shipments grew as the amount of ethanol in fuel continued to increase.

Forest Products – Volume was flat due to continued weakness in construction and paper-related markets.

Metals – Volume growth was driven by increased shipments of sheet steel for auto production and by increases in pipe shipments for energy-related uses.

Food and Consumer – Volume was flat as increased shipments of refrigerated products and alcoholic beverages were offset by weakness in demand for appliances.

Coal

Growth was driven by higher export shipments due to greater demand for U.S. metallurgical coal, partially offset by lower shipments to utility customers as stockpiles continued to moderate to more normal levels.  The increase in revenue per unit was driven by improved yield and longer length of haul.

Intermodal

Revenue gains during the quarter were driven by volume growth.  International volume increased due to new business, U.S. inventory replenishments, and early holiday shipping.  Domestic volume continued to grow with truckload conversions and expanded transcontinental service offerings.  The revenue-per-unit decline was driven by the continued impact of terminating the prior interline agreement and was partly offset by increased fuel recovery and an improved pricing environment.

Other

Revenue gains were primarily driven by benefits for contract volume commitments not met as well as increases in intermodal container usage charges.

Expense

Expenses increased $146 million from last year’s third quarter. Significant variances are described below.

Labor and Fringe expense increased $78 million. This increase was primarily driven by inflation, higher incentive compensation, and hiring and other costs.

Materials, Supplies and Other expense increased $9 million due to several items:

•	Inland transportation expense reductions of $44 million were related to continued impact of terminating the prior intermodal interline agreement.

•	Higher volume-related expenses were $24 million.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•
Prior year expense reductions were $18 million and did not recur in the current quarter. These reductions were primarily related to legal recoveries and lower bad debt expense due to improved collections.

•	Various other costs that are not expected to repeat.

Fuel expense increased $56 million primarily due to higher prices as well as higher volume.

Depreciation expense increased $5 million due to a larger asset base related to higher capital spending, partially offset by lower depreciation rates resulting from the previous periodic review of asset useful lives.

Equipment and Other Rents expense decreased $2 million primarily due to current quarter’s cost savings associated with improved asset utilization and lower lease expense, partially offset by volume-related increases.

Consolidated Results of Operations

Interest Expense

          Interest expense decreased $9 million to $131 million primarily due to lower average debt balances.

Income Tax Expense

Income tax expense increased $118 million to $288 million due to higher earnings and a charge of $22 million or $0.06 per share primarily related to the merger of the Company’s former Intermodal subsidiary with CSXT.

Net Earnings

Net earnings increased $124 million to $414 million and earnings per diluted share increased $0.35 to $1.08 primarily due to higher revenue partially offset by labor-related costs, higher fuel expense and income taxes.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Nine Months

	Volume			Revenue			Revenue Per Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Chemicals	344	320	8%	$1,102	$948	16%	$3,203	$2,963	8%
Phosphates and Fertilizers	237	211	12	339	275	23	1,430	1,303	10
Automotive	244	156	56	570	335	70	2,336	2,147	9
Emerging Markets	311	306	2	460	440	5	1,479	1,438	3
Agricultural Products	325	316	3	768	705	9	2,363	2,231	6
Forest Products	195	196	(1)	440	413	7	2,256	2,107	7
Metals	183	148	24	393	295	33	2,148	1,993	8
Food and Consumer	76	76	-	180	176	2	2,368	2,316	2
Total Merchandise	1,915	1,729	11	4,252	3,587	19	2,220	2,075	7

Coal	1,166	1,188	(2)	2,406	2,086	15	2,063	1,756	17

Intermodal (a)	1,612	1,378	17	941	851	11	584	618	(6)

Other	-	-	-	221	197	12	-	-	-

Total	4,693	4,295	9%	$7,820	$6,721	16%	$1,666	$1,565	6%

 (a) The revenue-per-unit decline was primarily driven by the continued impact of terminating the prior interline agreement.  See the explanation for intermodal variances for further information.

Nine Month Results of Operations

Consolidated Results of Operations

Revenue

Revenue increased $1.1 billion as a result of volume increases associated with the gradual economic recovery, ongoing yield management initiatives and higher fuel recovery due to an increase in fuel prices.

Operating Income

Operating income increased $534 million primarily due to higher revenue partially offset by fuel, labor-related costs and various other expenses.

Interest Expense

Interest expense decreased $12 million to $408 million primarily due to lower average debt balances.  This decrease was partially offset by expenses related to the first quarter 2010 debt exchange.

Other Income – Net

Other income increased $9 million to $28 million primarily due to non-operating expenses from the prior year that did not repeat.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income Tax Expense

Income tax expense increased $247 million to $712 million primarily due to higher earnings.

Net Earnings

Net earnings increased $293 million to $1.1 billion and earnings per diluted share increased $0.80 to $2.92 primarily due to higher revenue partially offset by fuel, labor-related costs, various other expenses and income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Properties increased $550 million due to capital spending, as CSX continued to invest in its business.  Other long-term assets increased as a result of $141 million of cash consideration paid in the exchange of debt securities (see Note 7, Debt and Credit Agreements).  Stockholder’s equity decreased as a result of $1.1 billion of share repurchases since December 2009.

Consolidated Cash Flow Statements

Cash provided by operating activities increased $677 million primarily due to higher earnings.  More cash was used for financing activities due to share repurchases of $1.1 billion during 2010. Additionally, the Company received $500 million from a debt issuance in 2009.  There have been no debt issuances in 2010.

Liquidity and Working Capital

As of the end of the third quarter, CSX had $636 million of cash and cash equivalents.  CSX also has available a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividend payments to shareholders and repurchases of CSX common stock.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company’s $250 million receivables securitization facility has a 364-day term and expires in June 2011.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity.  As of the date of this filing, the Company has not drawn on this facility.  Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital deficit of $335 million as of September 2010 and a working capital surplus of $705 million as of December 2009.  The decline since December 2009 is primarily due to a $508 million reclassification from long-term debt to current maturities of long-term debt for amounts due within the next twelve months.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations.  The Company from time to time accesses the credit markets for additional liquidity.

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

•	unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management’s decisions regarding share repurchases.

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•
the impact of increased passenger activities in capacity-constrained areas, including potential effects of high speed rail initiatives, or regulatory changes affecting when CSXT can transport freight or service routes;

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 24, 2010, under the supervision and with the participation of CSX’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the CEO and CFO concluded that, as of September 24, 2010, the Company’s disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.  There were no changes in the Company’s internal controls over financial reporting during third quarter 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Surface Transportation Board Rate Case

In October 2008, Seminole Electric Cooperative, Inc. (“Seminole”) filed a complaint before the STB contesting CSXT’s tariff rates for movements of coal to Seminole’s power generating facility in Putnam County, Florida.  Since CSXT and Seminole were unable to agree upon a new transportation contract, the prior transportation contract expired and CSXT’s tariff rates took effect on January 1, 2009.  In September 2010, a settlement was reached and Seminole filed a motion to dismiss the case.  The parties have entered into a mutually agreeable transportation contract.  These events are not expected to have a material impact on the Company’s financial condition, results of operations or liquidity.

Fuel Surcharge Antitrust Litigation

There were no material developments during the quarter concerning the fuel surcharge antitrust litigation. For further details, see Note 7, Commitments and Contingencies, in CSX’s most recent Annual Report on Form 10-K.

ITEM 1.  LEGAL PROCEEDINGS, continued

Environmental Settlement

During the third quarter of 2010, CSXT entered into an agreement in principle with the District of Columbia Department of the Environment (“DDOE”) in settlement of claims pertaining to petroleum impacted groundwater allegedly migrating into the creek leading to the Anacostia River at CSXT’s Benning Yard facility.  Although CSXT does not admit to the allegations, CSXT agreed to pay a civil penalty of $500,000.  CSXT will also make a $7.5 million payment to a fund to help DDOE finance its cleanup efforts at other private sector and government sites on the Anacostia River.  CSXT will be required to reimburse DDOE’s future oversight costs, conduct a site-wide investigation and natural resource damage assessment and clean up Benning Yard.  These future costs cannot be estimated at this time. The settlement agreement will be embodied in a consent decree to be negotiated between CSXT and DDOE.  The consent decree will be subject to public notice and comment and judicial approval.

Other Legal Proceedings

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

During the third quarter 2010, CSX completed approximately $300 million of total share repurchases under the Company’s share repurchase program.  Since March 2008, CSX has completed approximately $2.35 billion in share repurchases.  Based on market and business conditions, the Company expects to complete the remaining $645 million of repurchases under its existing $3 billion share repurchase program by the end of the first quarter of 2011.

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$945,202,448

July
(June 26, 2010 - July 23, 2010)	1,175,900	$51.02	1,175,900	885,203,849

August
(July 24, 2010 - August 20, 2010)	-	-	-	885,203,849

September
(August 21, 2010 - September 24, 2010)	4,538,300	52.88	4,538,300	645,208,174

Ending Balance	5,714,200	$52.50	5,714,200	$645,208,174

Note: There were no share repurchases during third quarter 2010 to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS

Exhibits

31*           Rule 13a-14(a) Certifications.

32*           Section 1350 Certifications.

101*
The following financial information from CSX Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 24, 2010 filed with the SEC on October 15, 2010, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended September 24, 2010 and September 25, 2009, (ii) Consolidated Balance Sheets at September 24, 2010 and December 25, 2009, (iii) Consolidated Cash Flow Statements for the fiscal periods ended September 24, 2010 and September 25, 2009, and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CSX CORPORATION
(Registrant)

By:            /s/ Carolyn T. Sizemore___
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: October 15, 2010