Form 10-K
period 2010-12-31
CSX CORP
filed 2011-02-18
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
Yes (  ) No (X)

On June 25, 2010 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $17 billion (based on the New York Stock Exchange closing price on such date).

There were 370,373,995 shares of Common Stock outstanding on January 28, 2011 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 4, 2011.

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation suppliers.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

CSX Transportation, Inc.

CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  It serves over 70 ocean, river and lake ports along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  CSXT also serves thousands of production and distribution facilities through track connections to approximately 240 short-line and regional railroads.

Lines of Business

    During 2010, CSXT’s transportation services generated $10.6 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.6 million carloads and generated approximately 54% of revenue and 40% of volume in 2010. The Company’s merchandise business is the most diverse market and transports aggregates (which includes crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
 The coal business shipped 1.6 million carloads and accounted for 31% of revenue and 25% of volume in 2010.  The Company transports utility, industrial and export coal to electricity-generating power plants, steel manufacturers, industrial plants and deep-water port facilities.  Roughly three of every four tons of domestic coal and almost half of the export coal that the Company transports is used for generating electricity.

•
 The intermodal business accounted for approximately 12% of revenue and 35% of volume in 2010. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through its network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

CSX CORPORATION
PART I

Other revenue accounted for 3% of the Company’s total revenue in 2010.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is generated when CSXT switches cars between trains for a customer or another railroad.

Other Entities

In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  The Company’s intermodal business links customers to railroads via trucks and terminals.  CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) and trucking dispatch operations.  TDSI serves the automotive industry with distribution centers and storage locations.  Transflo connects non-rail served customers to the many benefits of rail by transferring products, such as ethanol and minerals, from rail to trucks.  CSX Technology and other subsidiaries provide support services for the Company.

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities.  These activities are classified in other income because they are not considered by the Company to be operating activities.  Results of these activities fluctuate with the timing of non-operating real estate sales.

CSX Intermodal, Inc. (“Intermodal”) was a subsidiary of CSX until it merged with CSXT during 2010.  Prior to the merger, Intermodal was the parent company of CSX Intermodal Terminals, and conducted the sales and marketing activities associated with intermodal transportation service now provided by CSXT.  The Company no longer reflects the intermodal business as a separate segment.  CSX’s president views intermodal similarly to merchandise and coal.  Intermodal revenue will continue to be viewed as a separate revenue group; however, a separate income statement and operating ratio are no longer prepared and business segment disclosures are no longer required.  All prior period disclosures have been revised to reflect this change.

This change was a result of certain management realignments, a strategic business review and a change in the Company’s intermodal service associated with the start of the UMAX program. The UMAX program, which began during 2010, is a domestic interline container program jointly marketed by CSX and Union Pacific Corporation.  Through the UMAX program, the Company provides 53 foot containers to customers for local domestic shipments or transcontinental service provided jointly by CSX and Union Pacific Corporation.

CSX CORPORATION
PART I

Financial Information

See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets for each of the last three fiscal years.

Company History

    A leader in freight rail transportation for more than 180 years, the Company’s heritage dates back to the early nineteenth century when The Baltimore and Ohio Railroad Company (“B&O”) – the nation’s first common carrier – was chartered in 1827. Since that time, the Company has built on this foundation to create a railroad that could safely and reliably service the ever-increasing demands of a growing nation.

    Since its founding, numerous railroads have combined with the former B&O through merger and consolidation to create what has become CSX.  Each of the railroads that combined into the CSX family brought unique and valuable geographical reach to new markets, gateways, cities, ports and transportation corridors.

    CSX was incorporated in 1978 under Virginia law. In 1980, the Company completed the merger of the Chessie System (“Chessie”) and Seaboard Coast Line Industries (“Seaboard”) into CSX.  The merger allowed the Company to connect northern population centers and Appalachian coal fields to growing southeastern markets.  Later, the Company’s acquisition of key portions of Conrail, Inc. allowed CSXT to link the northeast, including New England and the New York metropolitan area, with Chicago and midwestern markets as well as the growing areas in the southeast already served by CSXT.  This current rail network allows the Company to directly serve every major market in the eastern United States with safe, dependable, environmentally responsible and fuel efficient freight transportation and intermodal service.

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

CSX CORPORATION
PART I

Regulatory Environment

    The Company's operations are subject to various federal, state and local laws and regulations, generally applicable to many businesses in the United States.  The railroad operations conducted by the Company's subsidiaries, including CSXT, are subject in many respects to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation (“DOT”), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars and locomotives, and hazardous materials requirements.  Additionally, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security (“DHS”), has broad authority over railroad operating practices that may have homeland security implications.

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

    In 2008, Congress enacted the Rail Safety Improvement Act (the “RSIA”).  The legislation includes a mandate that all Class I freight railroads implement a positive train control system (“PTC”) by December 31, 2015.  PTC must be installed on all main lines with passenger and commuter operations as well as those over which toxic-by-inhalation hazardous materials (“TIH”) are transported.  Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and a train from diverting off-course onto another set of tracks through a switch left in a wrong position.  Significant capital costs are anticipated with the implementation of PTC as well as ongoing operating expenses.  Currently, CSX estimates that the total multi-year cost of PTC implementation will be at least $1.2 billion for the Company.
    In December 2009, a proposed bill called the “Surface Transportation Board Reauthorization Act of 2009” was introduced in the Senate but not advanced. In January 2011, the bill now referred to as the Surface Transportation Board Reauthorization Act of 2011 (“STB Reauthorization Bill”) was reintroduced. The STB Reauthorization Bill, if adopted, could increase government involvement in railroad pricing, service and operations. The proposed legislation also includes provisions that would reduce the ability to price at market levels, and open a carrier’s privately-owned and maintained rail network to competitors where certain conditions are met.

    If adopted as proposed, this bill could have a material adverse effect on the Company’s revenue and operations, as well as the ability to invest in enhancing and maintaining vital infrastructure.   Prior to the reintroduction of the STB Reauthorization Bill, the STB had already announced two new hearings; one on February 24, 2011 to review the utility of boxcar, intermodal, automotive and other exemptions, and the other on June 22, 2011 to explore the current state of competition in the railroad industry.

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

    CSX has included the certifications of its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the Act”) as Exhibit 31, as well as Section 906 of the Act as Exhibit 32 to this Form 10-K report. Additionally, on June 2, 2010, CSX filed its annual CEO certification with the New York Stock Exchange (“NYSE”) confirming CSX’s compliance with the NYSE Corporate Governance Listing Standards.  The CEO was not aware of any violations of these standards by CSX as of February 14, 2011 (the latest practicable date that is closest to the filing of this Form 10-K).  This certification is also included as Exhibit 99 to this Form 10-K.

    The Company’s annual average number of employees was approximately 30,000 in 2010, which includes approximately 26,000 union employees.  Most of the Company’s employees provide or support transportation services.  The information set forth in Item 6. Selected Financial Data is incorporated herein by reference.

    For additional information concerning business conducted by the Company during 2010, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

    Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of the Company’s business.  For instance, legislation proposed in the Senate in December 2009, and reintroduced in January 2011 (see Regulatory Environment in Part I for further details), if adopted, could significantly change the federal regulatory framework of the railroad industry.  Several of the changes under consideration could have a significant negative impact on the Company’s ability to determine prices for rail services, meet service standards and could force a reduction in capital spending.  Statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company’s profitability.

CSX CORPORATION
PART I

Government regulation and compliance risks may adversely affect the Company’s operations and financial results.

    The Company is subject to the jurisdiction of various regulatory agencies, including the STB, the FRA and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New rules or regulations by these agencies could increase the Company’s operating costs or reduce operating efficiencies.  For example, the RSIA mandated the installation by December 31, 2015 of Positive Train Control (PTC) on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations.  The FRA issued its final rule in January 2010 on the design, operational requirements and implementation of the new technology.  The final rule is expected to impose significant new costs on the Company and the rail industry.  Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

Climate change legislation and regulation could adversely affect the Company’s operations and financial results.

    Climate change legislation or regulation has been proposed and, in some cases adopted, on the federal, state, provincial (Canada) and local levels.  These final and proposed laws and regulations take the form of restrictions, caps, taxes or other controls on greenhouse gas (“GHG”) emissions.  In particular, the U.S. Environmental Protection Agency (“EPA”) has issued various regulations targeting GHG emissions, including rules and standards governing GHG emissions from certain stationary sources and from vehicles.

    Any of these pending or proposed laws or regulations could adversely affect CSX and its customers’ business, operations and financial results by, among other things: (1) increasing energy costs generally, making it difficult for the Company’s customers in the U.S. and Canada to produce products in a cost competitive manner (particularly in the absence of similar regulations in countries like India and China); (2) increasing the Company’s fuel and other operating costs and negatively affecting operating and fuel efficiencies; and (3) reducing the consumption of coal as a viable energy resource in the United States.  Any of these factors could reduce the amount of traffic the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Capacity constraints could have a negative impact on service and operating efficiency.

    CSXT may experience rail network difficulties related to: (i) increased passenger activities, including high-speed rail, in capacity-constrained areas, or (ii) regulatory changes impacting when CSXT can transport freight or service routes that could have a negative effect on CSXT’s operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

CSX CORPORATION
PART I

General economic conditions could negatively affect demand for commodities and other freight.

    The economic recession adversely affected demand for rail and intermodal services.  Although traffic improved in 2010, a decline in general domestic and global economic conditions that affect demand for the commodities the Company carries could reduce revenues or have other adverse effects.

CSXT, as a common carrier by rail, is required by law to transport hazardous materials, which could expose the Company to significant costs and claims.

    Under federal regulations, CSXT is required to transport hazardous materials under its common carrier obligation.  A train accident involving the transport of hazardous materials could result in significant claims arising from personal injury, property or natural resource damage, and environmental penalties and remediation obligations.  Such claims, if insured, could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.  CSXT is also required to comply with regulations regarding the handling of hazardous materials.

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

    The Company is subject to wide-ranging federal, state, provincial (Canada) and local environmental laws and regulations concerning, among other things, emissions into the air,  ground and water, the handling, storage, use, generation, transportation and disposal of waste and other materials, the clean-up of hazardous material and petroleum releases, and the health and safety of our employees.  If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned by regulators.  We can also be held liable for consequences arising out of human exposure to any hazardous substances for which we are responsible.  In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties, adjacent properties and properties owned by third parties or Company predecessors, as well as to properties currently owned, leased or used by the Company.

CSX CORPORATION
PART I

    The Company has been, and may in the future, be subject to, allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company’s incurring fines, penalties or costs relating to the clean-up of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known and estimable future environmental costs, it could incur significant costs that exceed reserves or require unanticipated cash expenditures as a result of any of the foregoing.  The Company also may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

The Company relies on the stability and availability of its technology systems to operate its business.

    The Company relies on information technology in all aspects of its business.  A significant disruption or failure of the Company’s information technology systems, including computer hardware, software and communications equipment, could result in a service interruption, process failure, security breach or other operational difficulties.  The performance and reliability of the Company’s technology systems are critical to its ability to operate and compete safely and effectively.

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

    Most of CSXT's employees are represented by labor unions and are covered by collective bargaining agreements. Generally speaking, these agreements are bargained nationally by the National Carriers Conference Committee.  In the rail industry, negotiations have generally taken place over a number of years and previously have not resulted in any extended work stoppages.  If CSXT is unable to negotiate acceptable agreements, however, it could result in strikes by the affected workers, loss of business and increased operating costs as a result of higher wages or benefits paid to union members.  Under the Railway Labor Act’s procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention), neither party may take action until the procedures are exhausted.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

    The Company’s properties primarily consist of track and its related infrastructure, locomotives and freight cars and equipment.  These categories and the geography of the network are described below.

 Track and Infrastructure

    Serving 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec, the CSXT rail network serves, among other markets, New York, Philadelphia and Boston in the northeast and mid-Atlantic, the southeast markets of Atlanta, Miami and New Orleans, and the midwestern cities of St. Louis, Memphis and Chicago.

CSX CORPORATION
PART I
CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads.  At December 2010, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,642
Terminals and switching yards	9,561
Passing sidings and turnouts	928
Total	37,131

In addition to its physical track structure, CSXT operates numerous yards and terminals.  These serve as the hubs between CSXT and its local customers and as sorting facilities where rail cars often are received, re-sorted and placed onto new outbound trains.

The Company’s ten largest yards and terminals based on annual volume (number of rail cars or intermodal containers processed) are listed below:

Yards and Terminals	Annual Volume (number of units processed)
Chicago, IL	904,451
Waycross, GA	644,415
Selkirk, NY	552,865
Willard, OH	529,872
Indianapolis, IN	499,977
Cincinnati, OH	497,611
Nashville, TN	496,085
Hamlet, NC	473,045
Birmingham, AL	368,774
Louisville, KY	350,467

CSX CORPORATION
PART I
 Network Geography

CSXT’s operations are primarily focused on four major transportation networks and corridors which are defined geographically and by commodity flows below.

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region with industrial areas in the Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities.  CSXT’s coal network is well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for exports outside of the U.S.  Roughly three of every four tons of domestic coal and almost half of the export coal that the Company transports is used for generating electricity.

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and the Midwest to metropolitan areas in New York and New England.  This route, also known as the “waterlevel route,” has minimal hills and grades and nearly all of it has two main tracks (referred to as double track).  These superior engineering attributes permit the corridor to support consistent, high-speed intermodal, automotive and merchandise service.  This corridor is a primary route for import traffic coming from the far east through western ports moving eastward across the country, through Chicago and into the population centers in the Northeast.  The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the Midwest.  This route carries consumer goods from all three of the Company’s major markets – merchandise, coal and intermodal.

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

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Stanley
Walbridge
Chicago
Cleveland
Willard
Greenwich
Cumberland
Columbus
Curtis Bay
Locust Point
Avon
Cincinnati
Russell
Richmond
Evansville
Louisville
Erwin
Rocky Mount
Nashville
Hamlet
Florence
Atlanta
Birmingham
Charleston
Montgomery
E. Savannah
Waycross
Mobile
Jacksonville
New Orleans
Tampa
Major Terminals
Coal Network
I-90 Corridor
I-95 Corridor
Southeastern Corridor
CSX Rail Network

CSX CORPORATION
PART I
Locomotives

    CSXT operates more than 4,000 locomotives, of which over 95% are owned by CSXT.  Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2010, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

			Average Age (years)
	Locomotives	%
Freight	3,533	87%	20
Switching	314	8%	32
Auxiliary Units	225	5%	50
Total	4,072	100%	22

    As of December 2010, approximately 500 locomotives or 12% were held in temporary storage.  As volume continues to return, these locomotives will be placed back into service after restorative maintenance procedures are performed.  Of these, over 200 locomotives can be brought back immediately.

Equipment

    In 2010, the average daily fleet of cars on line consisted of approximately 211,000. At any time over half of the railcars on the CSXT system are not owned or leased by the Company.  Examples of these are: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars used to transport automobiles (which are shared between railroads).

    The Company’s equipment consists of freight cars, containers and chassis.

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

Containers - Weather-proof boxes used for bulk shipment of freight.

Chassis - Wheeled support framework for a container that allows it to be attached to a tractor.  All of the Company’s chassis are leased.

    Other cars owned or leased on the network include, but are not limited to, center beam cars for transporting lumber and building products.  The Company also has other types of equipment such as lift equipment and doublestack railcars, which allow for two containers to be mounted one above the other.

CSX CORPORATION
PART I

At December 2010, the Company’s owned and long-term leased equipment consisted of the following:

	Number of Units

Equipment		%
Gondolas	25,558	32%
Open-top hoppers	14,440	18%
Box cars	11,660	14%
Covered hoppers	11,097	14%
Multi-level flat cars	10,089	12%
Flat cars	6,965	9%
Other cars	493	1%
Subtotal freight cars	80,302	100%
Containers	15,198	52%
Chassis	13,669	47%
Other	297	1%
Subtotal equipment	29,164	100%
Total equipment	109,466

    As of December 31, 2010, approximately 11,000 freight cars or 14% were held in temporary storage.  These freight cars can be placed back into service immediately as volume returns.

 Item 3.  Legal Proceedings

Fuel Surcharge Antitrust Litigation

Since 2007, 31 putative class action suits have been filed in various federal district courts against CSXT and three other U.S.-based Class I railroads.  The class action suits have been consolidated in federal court in the District of Columbia.  The court has not yet ruled on whether it is appropriate to certify the case as a class action.

The lawsuits contain substantially similar allegations to the effect that the defendants’ fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws.  The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys’ fees and other relief.

All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges.  Three of the lawsuits purport to be on behalf of indirect purchasers of rail services.  The court denied the defendants’ motion to dismiss the direct purchasers’ claims. The court dismissed all of the indirect purchasers’ causes of action seeking money damages, but did not dismiss their request for injunctive relief.  The dismissal was upheld on appeal.  Plaintiffs then petitioned the United States Supreme Court to hear the case. The Supreme Court denied the petition in December 2010.

CSX CORPORATION
PART I

One additional lawsuit was filed, but not served, by an individual shipper.  CSXT entered into a tolling agreement with this shipper whereby the shipper agreed to dismiss the lawsuit against CSXT without prejudice and CSXT agreed to extend the statute of limitations for the claims asserted until the end of 2010.  That agreement has been extended to the end of 2011.

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  While CSXT cannot predict the outcome of the private lawsuits, or of any government investigations, charges or additional litigation that may be filed in the future, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition and liquidity.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.   If a material adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company’s financial condition, results of operations or liquidity.

Other Legal Proceedings

In addition to the matters described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental and hazardous material exposure matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges.  Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions.  While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these pending items will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company’s financial condition, results of operations or liquidity in that particular period.

Item 4.  (Removed and Reserved)

CSX CORPORATION
PART I

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
Michael J. Ward, 60 Chairman, President and Chief Executive Officer

A 33-year veteran of the Company, Ward has served as Chairman, President and Chief Executive Officer of CSX since January 2003.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Oscar Munoz, 52 Executive Vice President and Chief Financial Officer

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
David A. Brown, 51 Executive Vice President and Chief Operating Officer
Brown has been the Executive Vice President and Chief Operating Officer of CSXT since January 2010.  He manages all aspects of the Company’s operations across its 21,000-mile network, including transportation, service design, customer service, engineering and mechanical.  Brown served as Chief Transportation Officer of CSXT from 2006-2009.

Prior to joining CSXT in 2006, Brown spent 24 years at Norfolk Southern Railway where he served as Vice President of Strategic Planning from 2005 – 2006.

Clarence W. Gooden, 59 Executive Vice President of Sales and Marketing and Chief Commercial Officer
Gooden has been the Executive Vice President and Chief Commercial Officer of CSX and CSXT since April 2004. He is responsible for generating customer revenue, forecasting business trends and developing CSX’s model for future revenue growth.

A member of the Company for 40 years, Gooden has held key executive positions in both operations and sales and marketing.

Ellen M. Fitzsimmons, 50 Senior Vice President of Law and Public Affairs, General Counsel and Corporate Secretary

Fitzsimmons has been the Senior Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary since December 2003.  She serves as the Company’s chief legal officer and oversees all government relations and public affairs activities.

During her 19-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past 5 Years
Lisa A. Mancini, 51 Senior Vice President of Human Resources and Labor Relations

Mancini has been the Senior Vice President of Human Resources and Labor Relations since January 2009. She is responsible for employee compensation and benefits, labor relations, organizational development and transformation, recruitment, training and various administrative activities.  She previously served as Vice President-Strategic Infrastructure Initiatives from 2007 to 2009 and, prior to that, Vice President – Labor Relations.

Prior to joining CSX in 2003, Mancini served as Chief Operating Officer of the San Francisco Municipal Railway.

Carolyn T. Sizemore, 48 Vice President and Controller

Sizemore has served as Vice President and Controller of CSX and CSXT since April 2002. She is responsible for financial and regulatory reporting, freight billing and collections, payroll for the Company’s 30,000 employees, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 21-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        CSX’s common stock is listed on the NYSE, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock

    A total of 600 million shares of common stock are authorized, of which 370,342,302 shares were outstanding as of December 2010.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that allow them to purchase additional shares before other members of the general public in the event of an offering.  At January 28, 2011, the latest practicable date, there were 37,585 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was approximately 386 million as of December 31, 2010.  (See Note 2, Earnings Per Share.)

A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock as required by SEC Regulation S-K.

	Quarter
	1st	2nd	3rd	4th	Year
2010
Dividends	$0.24	$0.24	$0.24	$0.26	$0.98
Common Stock Price
High	$52.83	$62.00	$56.80	$64.80	$64.80
Low	$42.05	$48.00	$46.51	$53.95	$42.05

2009
Dividends	$0.22	$0.22	$0.22	$0.22	$0.88
Common Stock Price
High	$36.82	$36.57	$48.85	$50.80	$50.80
Low	$20.70	$25.09	$30.25	$40.67	$20.70

CSX CORPORATION
PART II

 Stock Performance Graph

    The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2005 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.  As shown in the graph, CSX’s five-year stock returns significantly outpaced those of the S&P 500.

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

Since March 2008, CSX has completed approximately $2.7 billion of its current $3 billion share repurchase program. During fourth quarter 2010, CSX completed approximately $347 million of total share repurchases.  The Company expects to repurchase approximately $300 million of its shares in the first quarter of this year, which will complete the remainder of its current program.

	CSX Purchases of Equity Securities for the Quarter

Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$645,208,174

October
(September 25, 2010 - October 22, 2010)	849,400	$59.27	849,400	594,868,312

November
(October 23, 2010 - November 26, 2010)	2,840,481	61.06	2,840,481	421,433,217

December
(November 27, 2010 - December 31, 2010)	1,951,670	63.10	1,951,670	298,286,880

Ending Balance	5,641,551	$61.49	5,641,551	$298,286,880

Note: There were no share repurchases during fourth quarter 2010 to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION
PART II

 Item 6.  Selected Financial Data

Selected financial data and significant events related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years(a)
(Dollars in Millions, Except Per Share Amounts)	2010	2009	2008	2007	2006
Financial Performance
Revenue	$10,636	$9,041	$11,255	$10,030	$9,566
Expense	7,565	6,771	8,504	7,784	7,429
Operating Income	$3,071	$2,270	$2,751	$2,246	$2,137

Net Earnings from Continuing Operations	$1,563	$1,128	$1,485	$1,227	$1,311

Earnings Per Share:
From Continuing Operations, Basic	$4.10	$2.88	$3.71	$2.86	$2.98
From Continuing Operations, Assuming Dilution	4.06	2.85	3.64	2.75	2.82

Average Common Shares Outstanding	381,108	392,127	400,740	430,270	440,084
Average Common Shares Outstanding, Assuming Dilution	384,509	395,686	408,620	448,280	465,934

Operating Ratio	71.1%	74.9%	75.6%	77.6%	77.7%
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,346	$1,090	$745	$714	$900
Total Assets	28,141	26,887	26,154	25,417	25,026
Long-term Debt	8,051	7,895	7,512	6,470	5,362
Shareholders' Equity	8,700	8,768	7,985	8,612	8,878

Dividend Per Share	$0.98	$0.88	$0.77	$0.54	$0.33
Additional Data
Capital Expenditures (Dollars in Billions) (b)	$1.8	$1.6	$1.8	$1.7	$1.4

Employees -- Annual Averages	29,916	30,088	34,363	35,443	36,005

(a)	Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

(b)
 Capital Expenditures - In addition to property additions of $1,427 million and $1,719 million in 2009 and 2008, respectively, shown in investing activities on the consolidated cash flow statements, capital expenditures included cash payments for purchases of new assets using seller financing of approximately $160 million and $54 million, respectively.  These payments are included in other financing activities on the consolidated cash flow statements.

Significant Events

2006	--	Two-for-one split of the Company’s common stock effective 2006.

--	Recognized gains of $168 million pre-tax, or $104 million after-tax, on insurance recoveries from claims related to Hurricane Katrina.

--	Recognized an income tax benefit of $151 million primarily related to the resolution of certain tax matters, including resolution of ordinary course federal income tax audits for 1994 – 1998.

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

STRATEGIC OVERVIEW

The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce.  The Company’s network is positioned to reach more than two-thirds of Americans, who account for about three-quarters of the nation’s consumption of goods. Through this network, the Company transports a broad portfolio of products, ranging from coal and new energy sources, like biodiesel and ethanol, to automobiles, chemicals, and consumer products.

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend improvements and share repurchases.  In 2011, the Company plans to invest $2.0 billion to sustain core infrastructure and rolling stock, support various strategic investments and fund Positive Train Control (“PTC”) implementation costs.  Key terminal expansions and infrastructure projects are important components of CSX’s investment strategy.  Strategic investments through public-private partnerships, including the National Gateway initiative and the Massachusetts and Florida projects will provide enhanced transit times and improved service for customers.

The National Gateway is a multi-year infrastructure initiative which will increase intermodal capacity on key corridors between Mid-Atlantic ports and the Midwest.  Total project costs are approximately $850 million, of which the Company expects to contribute approximately $400 million.  A key component of this initiative is the Company’s new Northwest Ohio intermodal terminal that is scheduled to become operational in the first half of 2011. This high-capacity terminal will expand service offerings to customers as well as improve market access to east coast ports. Once complete, the new terminal will be the most environmentally friendly, technologically advanced intermodal terminal in existence.

These long-term investments provide a foundation for volume growth, productivity as well as safe and reliable operations.  To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company’s rail service will be reflected in any potential new legislation and policy.

In addition to investing in its network, CSX increased its quarterly cash dividend twice from 22 cents to 26 cents per share during 2010.  These were the seventh and eighth dividend increases over a five-year period and represents a 35 percent compounded annual growth rate.  CSX also expects to repurchase approximately $300 million in shares by the end of the first quarter, representing the remainder of its existing $3 billion share repurchase program.

CSX CORPORATION
PART II

2010 HIGHLIGHTS

•	Revenue increased $1.6 billion or 18% to $10.6 billion primarily driven by increases in volume and core pricing gains.

•	Expenses increased $794 million or 12% to $7.6 billion driven primarily by higher labor-related costs, an increase in volume-related costs and higher fuel prices.

•	Operating income increased $801 million or 35% to $3.1 billion and operating ratio improved to 71.1%, both being all-time annual records.

	Fiscal Years
(in thousands)	2010	2009	2008
Volume	6,384	5,793	6,827

(in millions)
Revenue	$10,636	$9,041	$11,255
Expense	7,565	6,771	8,504
Operating Income	$3,071	$2,270	$2,751

Operating Ratio	71.1%	74.9%	75.6%

2010 results reflect strong year-over-year volume and revenue growth as a result of the improving economy.  Revenue increased 18% from the prior year, to nearly $10.6 billion, with gains across all of the Company’s markets with particular growth in automotive and metals.  Overall gains were driven by a 10% increase in volume, continued pricing above rail inflation and higher fuel recovery associated with the increase in fuel prices.  The Company achieved pricing gains primarily due to improved service and the overall cost advantages that rail-based solutions provide to customers versus other modes of transportation.

As volume increased, expenses increased by $794 million, or only 12%, from the prior year.  This increase was driven primarily by higher labor-related costs including inflation and incentive compensation, an increase in volume-related costs and higher fuel expense due to a rise in fuel prices.  Although expenses increased year-over-year, CSX was able to achieve a record operating ratio of 71.1% due to the Company’s continued focus on cost control and productivity initiatives. Fiscal year 2010 results include an extra week of activity as compared to fiscal year 2009.  This activity did not have a material impact on the Company’s full year results of operations.

For additional information, refer to Results of Operations discussed on pages 35 through 39.

CSX CORPORATION
PART II

In addition to the financial highlights described above, the Company measures and reports safety and service performance.  Over the last five years, CSX has improved its safety and service measures by more than 50% and generated nearly $1 billion in total productivity gains.  In effect, CSX has worked to create a culture of accountability, which focuses on delivering enhanced performance by communicating a focus on leadership, discipline and execution.

During 2010, the Company again demonstrated great improvements related to safety and operating performance.  For 2010, the Federal Railroad Administration (“FRA”) personal injury rate improved 17% to 1.01, compared to 1.20 in 2009.  This is a record full-year personal injury performance for the full year at CSX.  The 2010 reported FRA train accident frequency rate improved 9% to 2.68, compared to 2.94 in 2009.  These excellent results were achieved through a sustained commitment to safety.

Key service metrics in 2010 declined slightly as volume increased 10% from last year.  On-time train originations and arrivals declined to 75% and 69%, respectively.  Dwell time increased to 25.0 hours from 24.1 hours in 2009.  Average train velocity declined 4% to 21.0 miles per hour.  While these key measures declined, they remain within the ranges experienced over the last several years and continue to support efficient and reliable train operations for CSX’s customers.

CSX CORPORATION
PART II

Operating Statistics (Estimated)

		Fiscal Years		Improvement/
		2010	2009	(Decline)%

Safety and	FRA Personal Injury Frequency Index	1.01	1.20	16%
Service
Measurements	FRA Train Accident Rate	2.68	2.94	9

	On-Time Train Originations	75%	81%	(7)
	On-Time Destination Arrivals	69%	80%	(14)

	Dwell	25.0	24.1	(4)
	Cars-On-Line	210,984	216,013	2

	Train Velocity	21.0	21.8	(4)

				Increase/
				(Decrease)
Resources	Route Miles	21,084	21,190	-%
	Locomotives (owned and long-term leased)	4,072	4,071	-
	Freight Cars (owned and long-term leased)	80,302	84,282	(5)%

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

CSX CORPORATION
PART II

Capital Expenditures

In addition to producing strong financial, safety and service results, CSX continued to invest in its business to create long-term value for shareholders.  In 2010 capital expenditures increased to $1.8 billion from $1.6 billion in 2009.  (The 2009 amount includes $160 million of cash payments for new assets purchased in the prior year using seller financing.  These payments are reflected in the financing section of the consolidated cash flow statement.)  The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity.

Free Cash Flow (Non-GAAP Measure)

Free cash flow is considered a non-GAAP financial measure under SEC Regulation G, Disclosure of Non-GAAP Measures. Management believes, however, that free cash flow is important in evaluating the Company’s financial performance. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities.  Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities.  As described below, free cash flow before dividends increased $823 million to $1.5 billion.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2010	2009	2008
(Dollars in Millions)
Net cash provided by operating activities	$3,246	$2,040	$2,893
Property additions (a)	(1,825)	(1,427)	(1,719)
Other investing activities (b)	69	54	36
Free Cash Flow (before payment of dividends)	$1,490	$667	$1,210

(a)  In addition to property additions of $1,427 million and $1,719 million in 2009 and 2008, respectively, total capital expenditures included cash payments for purchases of new assets using seller financing of approximately $160 million and $54 million, respectively.  There were none in 2010.  These payments are shown in financing activities on the consolidated cash flow statement.  Property additions are shown in investing activities on the consolidated cash flow statement.

(b) Other investing activities no longer include Conrail free cash flow as these amounts are immaterial.

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

•
management’s plans, strategies and objectives for future operations, capital expenditures, share repurchases, proposed new services and other similar expressions concerning matters that are not historical facts, and management’s expectations as to future performance and operations and the time by which objectives will be achieved; and

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

CSX CORPORATION
PART II

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.  The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of this annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials,  taxation, including the outcome of tax claims and litigation, the potential enactment of initiatives to further regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	the outcome of litigation and claims, including, but not limited to, those related to fuel surcharge, environmental contamination, taxes, personal injuries and occupational illnesses;

•
changes in domestic or international economic, political or business conditions, including those affecting the transportation industry (such as the impact of industry competition, conditions, performance and consolidation) and the level of demand for products carried by CSXT;

•	unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management’s decisions regarding share repurchases;

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

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

CSX CORPORATION
PART II

•
the inherent business risks associated with safety and security, including the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	labor and benefit costs and labor difficulties, including stoppages affecting either the Company’s operations or the customers’ ability to deliver goods to the Company for shipment;

•	competition from other modes of freight transportation, such as trucking and competition and consolidation within the transportation industry generally;

•	the Company’s success in implementing its strategic, financial and operational initiatives;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting economic and business conditions.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX’s other SEC reports, accessible on the SEC’s website at www.sec.gov and the Company’s website at www.csx.com.  The information on the CSX website is not part of this annual report on Form 10-K.

CSX CORPORATION
PART II

FINANCIAL RESULTS OF OPERATIONS

2010 vs. 2009 Results of Operations

	Fiscal Years
	2010	2009	$ Change	% Change
		(Adjusted) (a)
Revenue	$10,636	$9,041	$1,595	18%
Expense
Labor and Fringe	2,957	2,629	328	12
Materials, Supplies and Other	2,075	1,999	76	4
Fuel	1,212	849	363	43
Depreciation	947	903	44	5
Equipment and Other Rents	374	391	(17)	(4)
Total Expense	7,565	6,771	794	12
Operating Income	$3,071	$2,270	$801	35
Interest Expense	(557)	(558)	1	-
Other Income - Net	32	34	(2)	(6)
Income Tax Expense	(983)	(618)	(365)	59
Earnings From Continuing Operations	1,563	1,128	435	39
Discontinued Operations	-	15	(15)	(100)
Net Earnings	$1,563	$1,143	$420	37

Earnings Per Diluted Share:
From Continuing Operations	$4.06	$2.85	$1.21	42
Discontinued Operations	-	0.04	(0.04)	(100)
Net Earnings	$4.06	$2.89	$1.17	40%

Operating Ratio	71.1%	74.9%		380 bps

(a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Fiscal Years

	Volume			Revenue			Revenue Per Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Agricultural
Agricultural Products	446	428	4%	$1,056	$960	10%	$2,368	$2,243	6%
Phosphates and Fertilizers	313	289	8	465	373	25	1,486	1,291	15
Food and Consumer	102	100	2	245	233	5	2,402	2,330	3
Industrial
Chemicals	461	424	9	1,485	1,267	17	3,221	2,988	8
Automotive	340	234	45	800	511	57	2,353	2,184	8
Metals	243	200	22	520	399	30	2,140	1,995	7
Housing and Construction
Emerging Markets	418	405	3	615	585	5	1,471	1,444	2
Forest Products	265	258	3	600	547	10	2,264	2,120	7
Total Merchandise	2,588	2,338	11	5,786	4,875	19	2,236	2,085	7

Coal	1,573	1,553	1	3,267	2,727	20	2,077	1,756	18

Intermodal(b)	2,223	1,902	17	1,291	1,184	9	581	623	(7)

Other	-	-	-	292	255	15	-	-	-

Total	6,384	5,793	10%	$10,636	$9,041	18%	$1,666	$1,561	7%

(a) CSX follows a 52/53 week fiscal reporting calendar and 2010 included 53 weeks.  The revenue impact for the extra week was $171 million.

(b) The revenue-per-unit decline was primarily driven by the continued impact of terminating the prior purchased transportation agreement.  See the explanation for intermodal variances for further information.

CSX CORPORATION
PART II

2010 vs. 2009 Results of Operations

CSX full year results reflect continued strong year-over-year volume and revenue growth as a result of the improving economy.  Ongoing emphasis on pricing above rail inflation, along with higher fuel recovery associated with the increase in fuel prices, drove revenue-per-unit increases in most markets.  Fiscal year 2010 results include an extra week of activity as compared to fiscal year 2009.

Volume and Revenue

Merchandise

Agricultural

Agricultural Products – Volume grew with increased shipments of feed grains and ethanol.  Shipments of feed grains improved with expanded meat production and lower wheat imports.  Ethanol shipments grew as the amount of ethanol in fuel continued to increase.

Phosphates and Fertilizers – Volume increased as a result of strength in demand for domestic fertilizers due to a strong planting season and due to replenishment of low inventories.

Food and Consumer – Volume increased slightly as strength in refrigerated products, primarily fruits and vegetables, and alcoholic beverages were partially offset by weakness in demand for appliances.

Industrial

Chemicals – Growth occurred across most markets reflecting improvement in demand for intermediate products used in manufacturing automobiles and consumer goods.  Many plastics and chemicals are key inputs in the production of both durable and nondurable goods, as well as packaging.

Automotive – Strong growth was driven by an increase in North American light-vehicle production in response to increased demand in the improving economy.

Metals – Volume growth was driven by increased shipments of sheet steel for auto production, increases in scrap steel resulting from higher steel production and increases in energy-related products.

Housing and Construction

Emerging Markets – Shipments increased in limestone, transportation equipment and aggregates (which include crushed stone, sand and gravel) as a result of overall market growth due to the improving economy.

Forest Products – Volume increased with strength in shipments of pulp board and paper used in packaging for consumer products.    Volume also increased slightly in construction-related markets.

CSX CORPORATION
PART II

Coal

Volume was basically flat as increased export shipments were offset by weakness in utility shipments.  Higher export shipments were due to greater demand for U.S. metallurgical coal in Asia and steam coal in Europe.  Shipments to utility customers were down as high utility stockpiles were reduced throughout the year and are approaching targeted levels.  The increase in revenue per unit was driven by improved yield, higher fuel recovery and longer length of haul.  Total coal volume is expected to increase as the Company expects to ship approximately 35 – 40 million tons of export coal and projects increases in utility coal volume in 2011.

Intermodal

    International and domestic shipment growth resulted from U.S. inventory replenishment, improved U.S. exports, new business, truckload conversions, and new UMAX and door-to-door service offerings.

The revenue-per-unit decline was driven by the impact of switching from a purchased transportation arrangement to a domestic interline program at the start of second quarter.  This program, known as UMAX, provides customers with containers for local shipments or transcontinental service provided jointly by CSX and Union Pacific Corporation.  This revenue-per-unit decline was partly offset by increased fuel recovery and an improved pricing environment.

Other

    Revenue gains were primarily driven by benefits for contract volume commitments not met.

Expense

Total expenses for 2010 increased 12% or $794 million to $7.6 billion compared to the prior year.  Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation.  These expenses increased $328 million primarily driven by inflation and higher incentive compensation.

Materials, Supplies and Other expenses consist primarily of materials and contracted services to maintain infrastructure and equipment and for terminal services at automotive facilities.  This category also includes costs related to casualty claims, environmental remediation, train accidents, utilities, property and sales taxes and professional services.  In addition, this category includes amounts paid to other transportation companies.  Total materials, supplies and other expense increased by $76 million in 2010. This increase was primarily driven by the following:

CSX CORPORATION
PART II

•
Volume increases drove higher operating and maintenance costs at automotive facilities, coal piers and intermodal terminals.  In addition, maintenance expenses increased as locomotives previously held in storage during 2009 due to lower volume were placed back into service during 2010.  Higher travel costs for train crews and other volume-related expenses also contributed to this increase.

•
As safety and occupational claim trends have continued to improve, changes in estimate were recorded in both years - $49 million in 2010 and $105 million in 2009. This resulted in a year-over-year increase in casualty expense of $56 million.

•
An operating property transaction with the Commonwealth of Massachusetts closed during 2010 and resulted in a $30 million net book loss on a pre-tax basis. This property is a former Conrail-acquired property. The Company received $50 million of cash related to this transaction.

•
The above increases to expense were offset by $126 million of reduced purchased transportation costs as a result of switching from a purchased transportation agreement to the UMAX domestic interline program during 2010 in the intermodal business.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel.  This expense is driven by the market price and locomotive consumption of diesel fuel.  Fuel expense increased $363 million primarily due to higher fuel prices and higher volume.  Average fuel price per gallon increased $0.55 or 32% from $1.71 in 2009 to $2.26 in 2010.

Depreciation expense primarily relates to recognizing the cost of a capital asset, such as locomotives, railcars and track structure, over its useful life.  This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $44 million in 2010 primarily due to a larger asset base.

Equipment and Other includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment.  This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, office and other rentals.  These expenses decreased $17 million primarily due to cost savings associated with improved asset utilization and lower lease expense, partially offset by volume-related increases.

Other

Interest Expense

Interest expense decreased $1 million to $557 million primarily due to lower average debt balances during 2010.

CSX CORPORATION
PART II

Other Income – Net

Other income decreased $2 million to $32 million primarily related to lower interest income caused by lower cash and investment balances and lower interest rates in 2010.

Income Tax Expense

Income tax expense increased $365 million to $983 million primarily due to higher earnings during 2010.

Net Earnings

Net earnings increased $420 million to $1.6 billion and earnings per diluted share increased $1.17 to $4.06 in 2010.  This increase was primarily due to higher operating income net of income taxes in 2010.

CSX CORPORATION
PART II

2009 vs. 2008 Results of Operations (a)

	Fiscal Years
	2009	2008	$ Change	% Change
	(Adjusted)	(Adjusted)
Revenue	$9,041	$11,255	$(2,214)	(20)%
Expense
Labor and Fringe	2,629	2,955	(326)	(11)
Materials, Supplies and Other	1,999	2,407	(408)	(17)
Fuel	849	1,817	(968)	(53)
Depreciation	903	900	3	-
Equipment and Other Rents	391	425	(34)	(8)
Total Expense	6,771	8,504	(1,733)	(20)
Operating Income	2,270	2,751	(481)	(17)
Interest Expense	(558)	(519)	(39)	8
Other Income - Net	34	100	(66)	(66)
Income Tax Expense	(618)	(847)	229	(27)
Earnings From Continuing Operations	1,128	1,485	(357)	(24)
Discontinued Operations	15	(130)	145	(112)
Net Earnings	$1,143	$1,355	$(212)	(16)

Earnings Per Diluted Share:
Continuing Operations	$2.85	$3.64	$(0.79)	(22)
Discontinued Operations	0.04	(0.32)	0.36	(113)
Net Earnings	$2.89	$3.32	$(0.43)	(13)%

Operating Ratio	74.9%	75.6%		70 bps

 (a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Fiscal Years

	Volume			Revenue			Revenue Per Unit
	2009	2008	% Change	2009	2008	% Change	2009	2008	% Change
Agricultural
Agricultural Products	428	432	(1)%	$960	$1,010	(5)%	$2,243	$2,338	(4)%
Phosphates and Fertilizers	289	334	(13)	373	461	(19)	1,291	1,380	(6)
Food and Consumer	100	109	(8)	233	281	(17)	2,330	2,578	(10)
Industrial
Chemicals	424	493	(14)	1,267	1,454	(13)	2,988	2,949	1
Automotive	234	343	(32)	511	784	(35)	2,184	2,286	(4)
Metals	200	337	(41)	399	752	(47)	1,995	2,231	(11)
Housing and Construction
Emerging Markets	405	487	(17)	585	714	(18)	1,444	1,466	(2)
Forest Products	258	344	(25)	547	793	(31)	2,120	2,305	(8)
Total Merchandise	2,338	2,879	(19)	4,875	6,249	(22)	2,085	2,171	(4)

Coal	1,553	1,879	(17)	2,727	3,285	(17)	1,756	1,748	-

Intermodal(b)	1,902	2,069	(8)	1,184	1,466	(19)	623	709	(12)

Other	-	-	-	255	255	-	-	-	-

Total	5,793	6,827	(15)%	$9,041	$11,255	(20)%	$1,561	$1,649	(5)%

Prior periods have been reclassified to conform to the current presentation.

CSX CORPORATION
PART II

2009 vs. 2008 Results of Operations

Volume and Revenue

Revenue decreased $2.2 billion, or 20%, to $9.0 billion from the prior year driven by a 15% decline in volume and lower fuel cost recovery associated with the sharp decline in fuel prices.  The broad-based economic recession drove year-over-year volume declines across all major markets.  In the 2009 challenging environment, the Company continued to achieve pricing gains primarily due to improved service and the overall cost advantages that rail-based solutions provide to customers versus other modes of transportation.

Merchandise

Agricultural

Agricultural Products  – Volume was down slightly as the growth in ethanol and export grain was more than offset by lower poultry production which negatively impacted the feed grain and ingredient markets.

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

Industrial

Chemicals – Volume declined as weakness in the housing, automotive and consumer goods markets significantly reduced demand for chemical products related to those markets. Revenue per unit was flat as yield management efforts were offset by lower fuel recovery.

Automotive  – Volume declined due to a reduction in light vehicle production, several plant closures and lower vehicle sales driven by the weak economy and a tight credit environment.  However, volume improved in the second half of the year as inventories stabilized and the Cash for Clunkers program helped spur sales. Revenue per unit was negatively impacted by lower fuel recovery associated with the sharp decline in fuel prices.

Metals – The largest decline in volume was experienced in metals driven by weak global and domestic steel demand in the automotive and construction industries.  The decline in demand moderated during the year due to replenishment of low inventories and an improvement in automotive production.

Housing and Construction

Emerging Markets – Volume was down as a result of declines in aggregate shipments, such as crushed stone, sand and gravel, caused by a continued weakness in both residential and non-residential construction.

CSX CORPORATION
PART II

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

Intermodal

Volume decline was driven by a decrease in international traffic due to the economy which was partially offset by domestic growth in railroad provided container shipments, over-the-road truckload conversions, and expanded service offerings. Revenue per unit was lower primarily due to decreased fuel recovery and competitive truck pricing.

Expense

Total expenses for 2009 decreased 20% or $1.7 billion to $6.8 billion compared to the prior year.  Significant year-over-year changes are described below.

Labor and Fringe expenses decreased $326 million primarily driven by labor productivity initiatives, such as employee furloughs and reduced crew overtime.  Lower incentive compensation was partially offset by inflation and other items.

Materials, Supplies and Other expenses decreased by $408 million in 2009. This decrease is driven by several items:

•
Volume-related expenses decreased as a result of lower operating costs at automotive facilities and terminals.  In addition, maintenance expenses decreased as locomotives were placed into storage as a result of reduced shipments during 2009.  Lower travel costs for train crews and other volume-related expenses also contributed to this decrease.

•
As safety and occupational claim trends have continued to improve, changes in estimate were recorded in both years - $105 million in 2009 and $10 million in 2008. This resulted in a year-over-year reduction in casualty expense of $95 million.

•	Prior year storm and proxy-related items not repeated in the current year accounted for approximately $74 million of this decrease.

•	Improved collections and a stabilizing economic environment caused a $25 million decrease in bad debt expense.

CSX CORPORATION
PART II
•	The decreases described above were partially offset by an increase in inflation-related items in 2009.

Fuel expense decreased $968 million primarily due to sharply lower fuel prices and lower volume.  Average fuel prices per gallon decreased $1.37 or 44% from $3.08 in 2008 to $1.71 in 2009.

Depreciation expense increased $3 million primarily due to a slightly larger asset base.  This increase was largely offset by lower depreciation rates resulting from periodic asset life studies.

Equipment and Other Rents expense decreased $34 million mainly due to lower volume and fewer locomotive leases.

Other

Interest Expense

Interest expense increased $39 million to $558 million due to higher average debt balances in 2009.

Other Income – Net

Other income decreased $66 million to $34 million in 2009.  2008 results included a $30 million non-cash adjustment to correct equity earnings from a non-consolidated subsidiary that was not repeated in 2009.  Reduced interest income as a result of lower average cash and investment balances also contributed to this decrease.  In addition, real estate sales declined during 2009.

Income Tax Expense

Income tax expense decreased $229 million to $618 million primarily due to lower earnings in 2009.

Net Earnings

Net earnings decreased $212 million to $1.1 billion and earnings per diluted share decreased $0.43 to $2.89 in 2009.  This decrease was primarily due to the following factors:

•	Operating income decreased $481 million primarily due to lower revenue.

•
Offsetting this decrease was a $145 million increase in income from discontinued operations as 2008 included an impairment loss related to The Greenbrier as well as a $229 million decrease in tax expense.

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

Material Changes in the Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

CSX’s balance sheet reflects its strong capital base and the impact of CSX’s balanced approach in deploying its capital for the benefit of its shareholders, which includes investments in infrastructure, dividend improvement and share repurchases.

Total assets increased $1.3 billion from the previous year.  This was driven by net properties which increased $735 million since December 2009 due to planned capital expenditures. Other long-term assets increased $188 million as a result of cash consideration paid in the exchange of debt securities (see Note 9, Debt and Credit Agreements).  On the liability side, the Company increased net debt by $656 million due to additional borrowings.  Deferred income tax liability also increased by $525 million due to the impact of accelerated depreciation and bonus depreciation. Bonus depreciation increased from 50% to 100% due to legislative changes that became effective in September 2010 and will continue in 2011.  Finally, shareholders’ equity decreased $68 million as a result of $1.5 billion of share repurchases since December 2009 which was offset by increased earnings during 2010.

Sources of Cash

The Company has multiple sources of cash.  First, the Company generates cash from operations.  In 2010, the Company generated $3.2 billion of cash from operating activities which represented a $1.2 billion increase from the prior year.  This increase was primarily driven by higher earnings in 2010. Second, CSX has access to numerous financing sources including a $1.25 billion five-year unsecured revolving credit facility that expires in May 2012.  This facility can be increased by an additional $500 million to $1.75 billion with the approval of the lending banks.  As of the date of this filing, the Company has not drawn on this facility.  See Note 9, Debt and Credit Agreements for more information.

CSX filed its shelf registration statement with the SEC in February 2010.   This shelf registration statement is unlimited as to amount and may be used, subject to market conditions and CSX Board authorization, to issue debt or equity securities at CSX’s discretion. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such debt securities on acceptable terms at any given time, or at all.

CSX CORPORATION
PART II
Uses of Cash

Net cash used in investing activities during 2010 was driven by $1.8 billion of property additions.  Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in millions) (a)	2010	2009	2008
Track	$777	$748	$701
Bridges, Signals and Other	475	363	401
Total Infrastructure	1,252	1,111	1,102

Capacity and Commercial Facilities	258	169	189

Locomotives	25	19	247
Freight Cars	157	71	160
Regulatory (including PTC)	133	57	21
Total Property Additions	1,825	1,427	1,719
Cash paid for new assets purchased using seller financing (b)	-	160	54
Total Capital Expenditures	$1,825	$1,587	$1,773

(a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

(b) Cash paid for new assets purchased using seller financing are included in other financing activities on the consolidated cash flow statements.

Among other things, the Company uses cash for scheduled payments of debt and leases and to pay dividends to shareholders.  CSX paid dividends of $372 million in 2010, which was $27 million more than prior year.  This increase was primarily due to an increase in the quarterly dividend to $0.24 per share at the beginning of 2010 and then to $0.26 in fourth quarter 2010.  Net cash used in financing activities was $1.3 billion which increased $920 million primarily as a result of $1.5 billion of share repurchases offset by net debt in 2010.

Capital spending programs are and have been designed to assure the ability to provide safe, efficient and reliable transportation services.  For 2011, CSX plans to spend $2.0 billion of capital of which over half will be used to sustain the core infrastructure.  Approximately $260 million (including PTC), or 13%, of 2011 total capital spending will be applied toward the implementation of unfunded required regulatory projects.  CSX intends to fund these capital investments through cash generated from operations.  The remaining amounts will be allocated to locomotives, freight cars and high return and growth or productivity investments such as the new intermodal terminal located in Northwest Ohio.

CSX CORPORATION
PART II
CSX is continually evaluating market and regulatory conditions that could affect the Company’s ability to generate sufficient returns on capital investments.  CSX may revise its future estimates for capital spending as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations.  Although new legislation or regulations, such as the STB Reauthorization Bill or climate change legislation, could have a material adverse effect on the Company’s operations and financial performance in the future (see Risk Factors under Item 1A of this Form 10-K), it is too early to predict the manner or severity of such impact. However, the Company continues to take steps and explore opportunities to reduce the impact of its operations on the environment, including investments in new technologies, reducing fuel consumption and increasing fuel efficiency and lowering emissions.

Liquidity and Working Capital

Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with over $1.3 billion of cash, cash equivalents and short-term investments.  CSX also has a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  Additionally, in 2010, the Company issued $800 million of new long-term debt.

The Company also has a $250 million receivables securitization facility with a 364-day term and expires in December 2011.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity.  As of the date of this filing, the Company has no outstanding balances drawn on this facility.  Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $318 million and $705 million at December 2010 and 2009, respectively.  The decline since December 2009 is primarily due to a $500 million reclassification from long-term debt to current maturities of long-term debt for amounts due within the next twelve months.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  Although the Company currently has a surplus, a working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity.  The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, the Company has sufficient financial capacity, including its revolving credit facility and shelf registration statement, to manage its day-to-day cash requirements and any anticipated obligations.  The Company from time to time accesses the credit markets for additional liquidity.

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

Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade.  Currently, CSX’s long-term ratings fall at the lower end of this category.  If CSX's credit ratings were to decline to lower levels, the Company could experience significant increases in its interest cost for new debt.  In addition, a decline in CSX’s credit ratings could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other commitments:

Type of Obligation	2011	2012	2013	2014	2015	Thereafter	Total
(Dollars in Millions) (Unaudited)

Contractual Obligations
Long-term Debt (See Note 9)	$613	$507	$780	$526	$628	$5,610	$8,664
Purchase Obligations (See Note 7)	429	330	319	309	319	3,850	5,556
Operating Leases - Net (See Note 7) (a)	77	67	38	21	21	154	378
Agreements with Conrail (a)	2	3	3	4	1	1	14
Total Contractual Obligations	$1,121	$907	$1,140	$860	$969	$9,615	$14,612

Other Commitments(b)	$ 125	$ -	$ -	$ -	$ -	$ -	$ 125

(a)
Agreements with Conrail represent minimum future lease payments of $14 million for freight cars and locomotives (see Note 13, Related Party Transactions). This amount plus total operating leases-net of $378 million above equals total net lease commitments of $392 million disclosed in Note 7, Commitments and Contingencies.

(b)
Other commitments of $125 million consisted of surety bonds and letters of credit.  Surety bonds are issued by a third-party as an assurance that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement.

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

Casualty, Environmental and Legal Reserves

Casualty

Casualty reserves represent accruals for personal injury, occupational injury claims and asbestos.  During 2010 the Company increased its self-insured retention amount for these claims from $25 million to $50 million per injury for claims occurring on or after June 1, 2010.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

As of December 2010, the Company had $375 million in casualty reserves.  See below for details regarding changes in estimate for casualty reserves.

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

During 2010 and 2009, the Company reduced personal injury reserves by $24 million and $84 million respectively.  These reductions were based on management’s review of the actuarial analysis performed by an independent actuarial firm.  In recent years, the Company has experienced a continued downward trend in the number of injuries which has resulted in a continued reduction of the CSXT’s Federal Railroad Administration (“FRA”) personal injury rate.  These reductions in reserves are a direct result of the Company’s improvement in safety and were included in materials, supplies and other in the consolidated income statements.

Occupational & Asbestos

Occupational claims arise from allegations of exposures to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

The Company is also party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to a disease and the onset of the disease) which can range from 10 to 40 years after exposure.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

CSXT retains a third-party specialist to assist management in assessing the value of the Company’s occupational and asbestos reserves.  The analysis is performed by the specialist semi-annually and is reviewed by management. The objective of the analysis is to determine the number of incurred but not reported (“IBNR”) claims.  With the exception of carpal tunnel, management and third-party specialists have determined that seven years is the most probable time period in which unasserted claim filings and claim values can be estimated.  Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

The third party specialist analyzes CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values.  The potentially exposed population is estimated by using CSX employment records and industry data from the Railroad Retirement 2009 report.  From this analysis, the specialist provides an estimate of the IBNR claims liability.

The estimated future filing rates and estimated average claim values are the most sensitive assumptions for this reserve.  A 1% increase or decrease in either the forecasted number of occupational and asbestos IBNR claims or the average claim values would result in approximately a $1 million increase or decrease in the liability recorded for unasserted occupational and asbestos claims.

During 2010 and 2009, the Company reduced occupational reserves by $12 million and $19 million respectively.  The 2010 reduction is primarily attributable to a decrease in the number of repetitive stress injury claims and lower settlement values for irritant claims.  The 2009 reduction is attributable to a decrease in the number of carpal tunnel and repetitive stress injury claims.  This reduction was included in materials, supplies and other in the consolidated income statements.

During 2010 and 2009, the Company reduced its reserves for asbestos claims by $13 million and $24 million, respectively.  The 2010 reduction was primarily related to some claims that were determined to have no value due to lack of sufficient medical evidence as well as a decrease in the estimate of future claim filings.  The 2009 reduction was also primarily related to a significant number of claims that were determined to have no value due to lack of sufficient medical evidence.  These reductions in reserves were included in materials, supplies and other in the consolidated income statements.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 247 environmentally impaired sites.   Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

As of December 2010, the Company had $107 million in environmental reserves.  These recorded liabilities for estimated future environmental costs are undiscounted and include future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but exclude any anticipated insurance recoveries.  Based on the review process, the Company has recorded amounts to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  Payments related to these liabilities are expected to be made over the next several years.  Environmental remediation costs are included in materials, supplies and other on the consolidated income statement.

CSX CORPORATION
PART II

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall financial condition, results of operations or liquidity.

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

Pension and Post-retirement Medical Plan Accounting

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.  As of December 2010, the projected benefit obligation for the Company’s pension plans was $2.5 billion. CSX made pension plan contributions of $250 million to its qualified defined benefit pension plans in 2009 and none in 2010.

In addition to these plans, the Company sponsors a self-insured post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met.  Prior to 2011, the post-retirement medical plan was partially funded by all participating retirees, with retiree contributions adjusted annually.  Beginning in 2011, Medicare-eligible retirees will be covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Non-Medicare eligible retirees will continue to be covered by the existing self-insured program.  The life insurance plan is non-contributory.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

For information related to the funded status of the Company’s pension and other post-retirement benefit plans, see Note 8, Employee Benefit Plans.

The accounting for these plans is subject to the guidance provided in the Compensation—Retirement Benefits Topic in the ASC. This rule requires that management make certain assumptions relating to the following:

•	discount rates used to measure future obligations and interest expense;

•	long-term rate of return on plan assets;

•	salary scale inflation rates;

•	health care cost trend rates; and

•	other assumptions.

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  The Company reviews the discount, long-term rate of return, salary scale inflation and health care cost trend rates on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate.

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

The discount rates used by the Company to value its 2010 pension and post-retirement obligations are 5.0% and 4.5%, respectively.   For 2009, the discount rate used by the company to value its pension and post-retirement obligations was 5.25% and 4.75%, respectively.  Discount rates may differ for pension and post-retirement benefits due to the different time horizons of future payments for each of the plans.  As of December 2010, the time horizon for pensions is approximately 11 years, while, for post-retirement, the time horizon is approximately 7 years.

Each year, these discount rates are reevaluated and adjusted to reflect the best estimate of the current effective settlement rates.  If interest rates generally decline or rise, the assumed discount rates will change.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets

The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its pension obligation was 8.25% and 8.5% in 2010 and 2009, respectively.

Salary Scale Inflation Rates

Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 4.0% to value its 2010 and 2009 pension obligations.

Health Care Cost Trend Rates

Health care cost trend rates are based on recent plan experience and industry trends.  The Company uses actuarial data to substantiate the inflation assumption for health care costs, representing increases in total plan costs (which include claims and administrative fee cost components).  The 2010 and 2009 assumed health care cost trend rate for benefit obligations was 8.5% for non-Medicare-eligible participants and 8.0% for Medicare-eligible participants which is expected to decrease gradually until reaching 5% in 2018, based upon current actuarial projections.  However, the year-to-year comparisons may fluctuate.

Other Assumptions

 The calculations made by the actuaries also include assumptions relating to mortality rates, turnover and retirement age.  These assumptions are based upon historical data and are selected by management.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

2011 Estimated Pension and Post-retirement Expense

Net pension and post-retirement benefits expense for 2011 is expected to be approximately $75 million and $26 million, respectively, compared to $54 million and $32 million, respectively, in 2010.  The increase in the pension expense is primarily related to additional amortization of the losses incurred by the pension plan assets during 2008 and the decrease in the discount rate (which causes expense to increase).

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries and health care costs on the 2010 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB

Discount Rate 1% decrease	$23	$1
Discount Rate 1% increase	$(22)	$(1)
Long-term Rate of Return 1% decrease	$19	N/A
Long-term Rate of Return 1% increase	$(19)	N/A
Salary Inflation 1% decrease	$(9)	N/A
Salary Inflation 1% increase	$10	N/A
Health Care Cost 1% change	N/A	$0

Depreciation Policies for Assets Utilizing the Group-Life Method

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise over 87% of total fixed assets of $32 billion on a gross basis at December 2010. All other assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

The Company currently utilizes more than 130 different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method of accounting.  Examples of depreciable asset categories include 18 different categories for crossties due to the different combinations of density classifications and asset types.  By utilizing various depreciable categories, the Company can more accurately account for the use of its assets.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

The Company believes the group-life method of depreciation closely approximates the straight-line method of depreciation.  Additionally, due to the nature of most of its assets (e.g., track is one contiguous, connected asset), the Company believes that this is the most effective way to properly depreciate its assets.

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management's assumptions regarding the service lives of its properties.  A life study is the periodic review of asset lives for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires life studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

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

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g., major hurricanes), the sale of a rail line segment to another railroad or the disposal of an entire class of assets (e.g., disposal of all refrigerated freight cars).

Recent experience with life studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $947 million and $903 million for 2010 and 2009, respectively.  A 1% change in the average life of all group-life assets would result in a $9 million change to the Company’s annual depreciation expense.  The Company completed life studies for its equipment assets in 2009 and concluded life studies for its road, track and equipment assets in 2008 resulting in a reduction in depreciation expense of $11 million in 2010 and $18 million in 2009.

Income Taxes

CSX accounts for income taxes in accordance with the Income Taxes Topic in the ASC that addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this topic, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2008.  The federal income tax return for 2009 currently is under review.  During 2010, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2010.  Management believes adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.   As of December 2010, the Company’s uncertain tax positions were $20 million.

New Accounting Pronouncements and Change in Accounting Policy

See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “New Accounting Pronouncements and Changes in Accounting Policy.”

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes.  Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates and the risk of volatility in its fuel costs.  As of December 2010, the Company had $10 million outstanding in interest rate swap agreements.  A 1% fluctuation in interest rates on these swaps would cause less than a $1 million change in interest expense.

At December 2010, CSX had $67 million of outstanding floating rate debt obligations outstanding.  A 1% fluctuation in interest rates on these notes would cause a $1 million change in interest expense.

CSX CORPORATION
PART II

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	60

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	61
December 31, 2010
December 25, 2009
December 26, 2008

Consolidated Balance Sheets as of:	62
December 31, 2010
December 25, 2009

Consolidated Cash Flow Statements for Fiscal Years Ended:	63
December 31, 2010
December 25, 2009
December 26, 2008

Consolidated Statements of Changes in Shareholders' Equity:.	64
December 31, 2010
December 25, 2009
December 26, 2008

Notes to Consolidated Financial Statements	65

CSX CORPORATION
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation as of December 31, 2010 and December 25, 2009, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation at December 31, 2010 and December 25, 2009, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 18, 2011

CSX CORPORATION
PART II

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2010	2009	2008
		(Adjusted) (a)	(Adjusted) (a)
Revenue	$10,636	$9,041	$11,255
Expense
Labor and Fringe	2,957	2,629	2,955
Materials, Supplies and Other	2,075	1,999	2,407
Fuel	1,212	849	1,817
Depreciation	947	903	900
Equipment and Other Rents	374	391	425
Total Expense	7,565	6,771	8,504

Operating Income	3,071	2,270	2,751

Interest Expense	(557)	(558)	(519)
Other Income - Net (Note 10)	32	34	100
Earnings From Continuing Operations
Before Income Taxes	2,546	1,746	2,332

Income Tax Expense (Note 12)	(983)	(618)	(847)
Earnings From Continuing Operations	1,563	1,128	1,485

Discontinued Operations (Note 14)	-	15	(130)
Net Earnings	$1,563	$1,143	$1,355

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$4.10	$2.88	$3.71
Discontinued Operations	-	0.04	(0.32)
Net Earnings	$4.10	$2.92	$3.39

Net Earnings Per Common Share, Assuming Dilution
Continuing Operations	$4.06	$2.85	$3.64
Discontinued Operations	-	0.04	(0.32)
Net Earnings	$4.06	$2.89	$3.32

Average Common Shares Outstanding (Thousands)	381,108	392,127	400,740

Average Common Shares Outstanding,	384,509	395,686	408,620
Assuming Dilution (Thousands)

Cash Dividends Paid Per Common Share	$0.98	$0.88	$0.77

(a)	Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2010	2009
		(Adjusted) (a)
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$1,292	$1,029
Short-term Investments	54	61
Accounts Receivable - Net (Note 1)	993	995
Materials and Supplies	218	203
Deferred Income Taxes	192	158
Other Current Assets	106	124
Total Current Assets	2,855	2,570

Properties	32,065	30,907
Accumulated Depreciation	(8,266)	(7,843)
Properties - Net (Note 6)	23,799	23,064

Investment in Conrail (Note 13)	673	650
Affiliates and Other Companies	461	438
Other Long-term Assets (Note 11)	353	165
Total Assets	$28,141	$26,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,046	$967
Labor and Fringe Benefits Payable	520	383
Casualty, Environmental and Other Reserves (Note 5)	176	190
Current Maturities of Long-term Debt (Note 9)	613	113
Income and Other Taxes Payable	85	112
Other Current Liabilities	97	100
Total Current Liabilities	2,537	1,865

Casualty, Environmental and Other Reserves (Note 5)	502	547
Long-term Debt (Note 9)	8,051	7,895
Deferred Income Taxes (Note 12)	7,053	6,528
Other Long-term Liabilities (Note 11)	1,298	1,284
Total Liabilities	19,441	18,119

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	370	393
Other Capital	-	80
Retained Earnings (Note 1)	9,087	9,090
Accumulated Other Comprehensive Loss (Note 1)	(771)	(809)
Noncontrolling Minority Interest	14	14
Total Shareholders' Equity	8,700	8,768
Total Liabilities and Shareholders' Equity	$28,141	$26,887

(a)	Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2010	2009	2008
		(Adjusted) (a)	(Adjusted) (a)
OPERATING ACTIVITIES
Net Earnings	$1,563	$1,143	$1,355
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	947	903	914
Deferred Income Taxes	474	430	428
Non-cash Discontinued Operations (Note 14)	-	-	166
Contributions to Qualified Pension Plans (Note 8)	-	(250)	(102)
Other Operating Activities	52	(182)	65
Changes in Operating Assets and Liabilities:
Accounts Receivable	2	92	74
Other Current Assets	(22)	28	37
Accounts Payable	79	(4)	(3)
Income and Other Taxes Payable	28	(9)	(46)
Other Current Liabilities	123	(111)	5
Net Cash Provided by Operating Activities	3,246	2,040	2,893

INVESTING ACTIVITIES
Property Additions	(1,825)	(1,427)	(1,719)
Purchases of Short-term Investments	-	-	(25)
Proceeds from Sales of Short-term Investments	-	-	280
Other Investing Activities	69	54	36
Net Cash Used in Investing Activities	(1,756)	(1,373)	(1,428)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	800	500	1,351
Long-term Debt Repaid (Note 9)	(113)	(323)	(642)
Dividends Paid	(372)	(345)	(308)
Stock Options Exercised (Note 4)	42	34	83
Shares Repurchased	(1,452)	-	(1,570)
Other Financing Activities	(132)	(173)	(78)
Net Cash Used in Financing Activities	(1,227)	(307)	(1,164)

Net Increase in Cash and Cash Equivalents	263	360	301

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,029	669	368
Cash and Cash Equivalents at End of Period	$1,292	$1,029	$669

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$564	$560	$509
Income Taxes Paid	$421	$201	$276

 (a)  Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY (a)
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Paid-in Capital	Retained Earnings(b)	Accumulated Other Comprehensive Income (Loss) (c)	Noncontrolling Interest	Total Shareholders' Equity

Balance December 28, 2007	407,864	$445	$8,492	$(325)	$21	$8,633
Comprehensive Earnings:
Net Earnings	-	-	1,355	-	-	1,355
Other Comprehensive Loss	-	-	-	(416)	-	(416)

Total Comprehensive Earnings						939

Common stock dividends, $0.77 per share	-	-	(308)	-	(1)	(309)
Share Repurchases	(28,486)	(359)	(1,211)	-	-	(1,570)
Bond Conversions (Notes 2 and 9)	5,042	121	-	-	-	121
Adjustment for Compensation -						-
Retirement Benefits Topic in ASC	-	-	(13)	-	-	(13)
Stock Option Exercises and Other	6,106	184	-	-	-	184

Balance December 26, 2008	390,526	391	8,315	(741)	20	7,985
Comprehensive Earnings:
Net Earnings	-	-	1,143	-	-	1,143
Other Comprehensive Loss	-	-	-	(68)	-	(68)

Total Comprehensive Earnings						1,075

Common stock dividends, $0.88 per share	-	-	(345)	-	(1)	(346)
Bond Conversions (Notes 2 and 9)	22	1	-	-	-	1
Stock Option Exercises and Other	2,912	81	(23)	-	(5)	53

Balance December 25, 2009	393,460	473	9,090	(809)	14	8,768
Comprehensive Earnings:
Net Earnings	-	-	1,563	-	-	1,563
Other Comprehensive Income	-	-	-	39	-	39

Total Comprehensive Earnings						1,602

Common stock dividends, $0.98 per share	-	-	(372)	-	-	(372)
Share Repurchases	(26,677)	(255)	(1,197)	-	-	(1,452)
Bond Conversions (Notes 2 and 9)	737	19	-	-	-	19
Stock Option Exercises and Other	2,822	133	3	(1)	-	135

Balance December 31, 2010	370,342	$370	$9,087	$(771)	$14	$8,700

(a) CSX follows a 52/53 week fiscal reporting calendar which allows every year to consistently end on a Friday. Fiscal years 2010, 2009, 2008 and 2007 ended on December 31, 2010, December 25, 2009, December 26, 2008 and December 28, 2007.  See Note 1, Nature of Operations and Significant Accounting Policies for additional information.

(b)Retained Earnings - Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1,  Nature of Operations and Significant Accounting Policies.

(c) Accumulated Other Comprehensive Loss includes changes in pension and other postretirement benefit adjustments.  These year-end balances shown above are net of tax.  The associated taxes were $375 million, $426 million and $413 million for 2008, 2009 and 2010, respectively.

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Operations and Significant Accounting Policies

Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation suppliers.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

CSX Transportation, Inc.

CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  It serves over 70 ocean, river and lake ports along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  CSXT also serves thousands of production and distribution facilities through track connections to approximately 240 short-line and regional railroads.

Lines of Business

During 2010, CSXT’s transportation services generated $10.6 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.6 million carloads and generated approximately 54% of revenue and 40% of volume in 2010. The Company’s merchandise business is the most diverse market and transports aggregates (which includes crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped 1.6 million carloads and accounted for 31% of revenue and 25% of volume in 2010.  The Company transports utility, industrial and export coal to electricity-generating power plants, steel manufacturers, industrial plants and deep-water port facilities.  Roughly three of every four tons of domestic coal and almost half of the export coal that the Company transports is used for generating electricity.

CSX CORPORATION
PART II

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

•
The intermodal business accounted for approximately 12% of revenue and 35% of volume in 2010. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through its network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 3% of the Company’s total revenue in 2010.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges, Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is generated when CSXT switches cars between trains for a customer or another railroad.

Other Entities

In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and arranges delivery of intermodal shipments for certain CSXT customers.  TDSI serves the automotive industry with distribution centers and storage locations, while Transflo provides logistical solutions for transferring products from rail to trucks.  CSX Technology and other subsidiaries provide support services for the Company.

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities.  These activities are classified in other income because they are not considered by the Company to be operating activities.  Results of these activities fluctuate with the timing of non-operating real estate sales.

CSX Intermodal, Inc. (“Intermodal”) was a subsidiary of CSX until it merged with CSXT during 2010.  Prior to the merger, Intermodal was the parent company of CSX Intermodal Terminals, and conducted the sales and marketing activities associated with intermodal transportation service now provided by CSXT.  In addition, Intermodal performed drayage services (the pickup and delivery of intermodal shipments and trucking dispatch operations) which are now provided by CSX Intermodal Terminals.

CSX CORPORATION
PART II

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

 The Company no longer reflects the intermodal business as a separate segment.  This change was a result of the strategic business review and change in the Company’s intermodal service associated with the start of the UMAX program as well as certain management realignments. The UMAX program, which began during 2010, is a domestic interline container program.  CSX’s president views intermodal similarly to merchandise and coal.  Intermodal revenue will continue to be viewed as a separate revenue group; however, a separate income statement and operating ratio are no longer prepared and business segment disclosures are no longer required.  All prior period disclosures have been revised to reflect this change.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of CSX and its subsidiaries at December 2010 and December 2009, and the consolidated statements of income, cash flows and changes in shareholders’ equity for fiscal years 2010, 2009 and 2008.

In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar.  This fiscal calendar allows every quarter to consistently end on a Friday and typically, to be of equal duration (13 weeks), resulting in a 52 week fiscal year.  To maintain this type of reporting calendar every fifth or sixth year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in the fourth quarter (a 14-week fiscal quarter) and, therefore, that full fiscal year will have 53 weeks.  This extra week was added to fourth quarter 2010.  Therefore, the fiscal fourth quarter 2010 consisted of 14 weeks and fiscal year 2010 consisted of 53 weeks ending on December 31.

Fiscal years 2009 and 2008 each consisted of 52 weeks ending on December 25, 2009 and December 26, 2008 respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $38 million and $47 million is included in the consolidated balance sheets as of December 2010 and December 2009, respectively.

Materials and Supplies

Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Revenue and Expense Recognition

The Company recognizes freight revenue using Free-On-Board (“FOB”) Origin pursuant to the Revenue Recognition Topic in the Accounting Standards Codification (“ASC”).  Accounting guidance in this topic provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period.  Expenses are recognized as incurred.

The certain key estimates included in the recognition and measurement of revenue and related accounts receivable under the policies described above are as follows:

•
revenue associated with shipments in transit, which are based on historical freight car movement data as well as average cycle times to move commodities from their origin to their final destination or interchange;

•	adjustments to revenue for billing corrections, billing discounts and bad debts or to accounts receivable for allowances for doubtful accounts;

CSX CORPORATION
PART II

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

•	adjustments to revenue for overcharge claims filed by customers, which are based on historical cash paid to customers for rate overcharges as a percentage of total billing;

•
incentive-based refunds to customers, which are primarily based on customers achieving certain volume thresholds and are recorded as a reduction to revenue on the basis of management’s best estimate of the projected liability  (this estimate is based on historical activity, current volume levels and a forecast of future volume); and

•	revenue for customer volume commitments not met.

 The Company regularly updates the estimates described above based on historical experience and current conditions.  All other revenue, such as demurrage, switching and other incidental charges are recorded upon completion of the service.

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of tax and were $1.6 billion, $1.1 billion and $939 million for 2010, 2009 and 2008, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to the pension and other post-retirement adjustments and reduced overall equity by $771 million, $809 million and $741 million as of December 2010, 2009 and 2008, respectively.  (See Note 8, Employee Benefit Plans).

CSX CORPORATION
PART II

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

The direct expense method eliminates the subjectivity in determining the period of benefit over which to depreciate the capitalized costs associated with rail grinding. The application of the change in accounting policy is presented retrospectively to all periods presented.

The balance sheet effects of the adjustments as of the beginning of fiscal year 2008 resulted in a decrease in net properties, deferred income taxes, and shareholders’ equity by $117 million, $44 million, and $73 million, respectively.  The tables on the following pages show the effects of the change in policy for rail grinding costs on the consolidated financial statements.  The effect of this change is not material to the financial condition, results of operations or liquidity for any of the periods presented.

CSX CORPORATION
PART II

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

Dollars in Millions, Except Per Share Amounts	2010			2009
Consolidated Income Statements	Computed under Prior Method	Impact of Adjustment	As Reported	Computed under Prior Method	Impact of Adjustment	As Reported
Materials, Supplies and Other (a)	$2,055	$20	$2,075	$1,979	$20	$1,999
Depreciation	952	(5)	947	908	(5)	903
Total Expense	7,550	15	7,565	6,756	15	6,771
Operating Income	3,086	(15)	3,071	2,285	(15)	2,270
Earnings from Continuing Operations
Before Taxes	2,561	(15)	2,546	1,761	(15)	1,746
Income Tax Expense	(989)	6	(983)	(624)	6	(618)
Earnings from Continuing Operations	1,572	(9)	1,563	1,137	(9)	1,128
Net Earnings	1,572	(9)	1,563	1,152	(9)	1,143
Net Earnings Per Share, Basic
Continuing Operations	$4.12	$(0.02)	$4.10	$2.90	$(0.02)	$2.88
Net Earnings	$4.12	$(0.02)	$4.10	$2.94	$(0.02)	$2.92
Net Earnings Per Share, Assuming Dilution
Continuing Operations	$4.08	$(0.02)	$4.06	$2.87	$(0.02)	$2.85
Net Earnings	$4.08	$(0.02)	$4.06	$2.91	$(0.02)	$2.89

Dollars in Millions, Except Per Share Amounts	2008
Consolidated Income Statements	Computed under Prior Method	Impact of Adjustment	As Reported
Materials, Supplies and Other (a)	$2,386	$21	$2,407
Depreciation	904	(4)	900
Total Expense	8,487	17	8,504
Operating Income	2,768	(17)	2,751
Earnings from Continuing Operations
Before Taxes	2,349	(17)	2,332
Income Tax Expense	(854)	7	(847)
Earnings from Continuing Operations	1,495	(10)	1,485
Net Earnings	1,365	(10)	1,355
Net Earnings Per Share, Basic
Continuing Operations	$3.73	$(0.02)	$3.71
Net Earnings	$3.41	$(0.02)	$3.39
Net Earnings Per Share, Assuming Dilution
Continuing Operations	$3.66	$(0.02)	$3.64
Net Earnings	$3.34	$(0.02)	$3.32

(a)  Materials, supplies and other expense now includes amounts paid to other transportation companies that were previously reported in inland transportation expense.

CSX CORPORATION
PART II

NOTE 1.   Nature of Operations and Significant Accounting Policies, continued

Dollars in Millions	2010			2009
Consolidated Balance Sheets	Computed under Prior Method	Impact of Adjustment	As Reported	As Previously Reported	Impact of Adjustment	As Adjusted
Properties - Net	$23,962	$(163)	$23,799	$23,213	$(149)	$23,064
Total Assets	28,304	(163)	28,141	27,036	(149)	26,887
Deferred Income Taxes	7,115	(62)	7,053	6,585	(57)	6,528
Total Liabilities	19,503	(62)	19,441	18,176	(57)	18,119
Retained Earnings	9,188	(101)	9,087	9,182	(92)	9,090
Total Shareholders' Equity	8,801	(101)	8,700	8,860	(92)	8,768
Total Liabilities and Shareholders' Equity	28,304	(163)	28,141	27,036	(149)	26,887

Consolidated Cash Flow Statements
Net Earnings	$1,572	$(9)	$1,563	$1,152	$(9)	$1,143
Depreciation	952	(5)	947	908	(5)	903
Deferred Income Taxes	480	(6)	474	436	(6)	430
Net Cash Provided by Operating Activities	3,266	(20)	3,246	2,060	(20)	2,040
Property Additions	(1,845)	20	(1,825)	(1,447)	20	(1,427)
Net Cash Used in Investing Activities	(1,776)	20	(1,756)	(1,393)	20	(1,373)

	2008
Consolidated Cash Flow Statements	As Previously Reported	Impact of Adjustment	As Adjusted
Net Earnings	$1,365	$(10)	$1,355
Depreciation	918	(4)	914
Deferred Income Taxes	435	(7)	428
Net Cash Provided by Operating Activities	2,914	(21)	2,893
Property Additions	(1,740)	21	(1,719)
Net Cash Used in Investing Activities	(1,449)	21	(1,428)

Dollars in Millions	2008			2007
Statement of Changes in Shareholders' Equity	As Previously Reported	Impact of Adjustment	As Adjusted	As Previously Reported	Impact of Adjustment	As Adjusted
Retained Earnings	$8,398	$(83)	$8,315	$8,565	$(73)	$8,492

CSX CORPORATION
PART II

NOTE 1.   Nature of Operations and Significant Accounting Policies, continued

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

CSX CORPORATION
PART II

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2010	2009	2008
Numerator (Dollars in Millions):		(Adjusted) (a)	(Adjusted) (a)
Earnings from Continuing Operations	$1,563	$1,128	$1,485
Interest Expense on Convertible Debt - Net of Tax	-	-	1
Net Earnings from Continuing Operations, If Converted	1,563	1,128	1,486

Denominator (Units in Thousands):
Average Common Shares Outstanding	381,108	392,127	400,740
Other Potentially Dilutive Common Shares (b)	3,401	3,559	7,880
Average Common Shares Outstanding, Assuming Dilution	384,509	395,686	408,620

Earnings Per Share, Continuing Operations, Basic	$4.10	$2.88	$3.71
Earnings Per Share, Continuing Operations, Assuming Dilution	$4.06	$2.85	$3.64

(a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

(b) Other potentially dilutive common shares includes convertible debt, stock options common stock equivalents and other potentially dilutive common shares.

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

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During 2010 and 2009, $21 million and, $629 thousand respectively, of face value convertible debentures were converted into approximately 737 thousand shares and 22 thousand shares of CSX common stock, respectively.  As of December 2010, approximately $10 million of convertible debentures at face value remained outstanding, which are convertible into 359 thousand shares of CSX common stock.

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

December 31,
Common Stock, $1 Par Value	2010
(Units in Thousands)
Common Shares Authorized	600,000
Common Shares Issued and Outstanding	370,342

Preferred Stock
Preferred Shares Authorized	25,000
Preferred Shares Issued and Outstanding	-

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held.  Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

CSX CORPORATION
PART II

NOTE 4.  Stock Plans and Share-Based Compensation

Under CSX share-based compensation plans, awards primarily consist of performance grants, restricted stock awards, restricted stock units, stock options and stock grants for directors.  Awards granted under the various plans are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Board of Directors approves awards granted to the Company’s non-management Directors upon recommendation of the Governance Committee.

    The Compensation-Stock Compensation Topic in the ASC requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $38 million, $12 million and $69 million for fiscal years 2010, 2009 and 2008, respectively.

The Compensation-Stock Compensation Topic also requires the disclosure of total compensation costs for share-based payment arrangements and the related tax benefits recognized in income. Share-based compensation expense is measured at the fair market value of the Company’s stock on the grant date and is recognized on a straight-line basis over the service period of the respective award.  Total pre-tax expense associated with share-based compensation and its related income tax benefit is as follows:

	Fiscal Years
(Dollars in Millions)	2010	2009	2008

Share-Based Compensation Expense (a)	$62	$17	$38
Income Tax Benefit	$24	$6	$14

(a) The increase in expense is due to the increase in payout for the Company’s long-term incentive plans as the operating ratio continues to improve.

Stock Options

Stock options have not been granted since 2003.  As of December 2010, there were 544 current or former employees with stock options outstanding under the CSX Omnibus Incentive Plan (the “Omnibus Plan”).  Outstanding stock options were granted with 10-year terms and all are fully vested and exercisable, therefore there is no current or future expense related to these options.  The exercise price for options granted equals the market price of the underlying stock on the grant date.  A summary of CSX's stock option activity and related information for the fiscal years 2010, 2009 and 2008 is as follows:

CSX CORPORATION
PART II

NOTE 4.  Stock Plans and Share-Based Compensation, continued

	Fiscal Years
	2010		2009		2008
		Weighted-		Weighted-		Weighted-
	Options	Average	Options	Average	Options	Average
	Outstanding	Exercise	Outstanding	Exercise	Outstanding	Exercise
	(000s)	Price	(000s)	Price	(000s)	Price
Outstanding at Beginning of Year	5,411	$17.60	7,325	$17.93	11,787	$18.25
Expired or Cancelled	(2)	$18.31	(94)	$22.26	(21)	$19.03
Exercised	(2,372)	$17.80	(1,820)	$18.70	(4,441)	$18.76

Outstanding & Exercisable at End of Year	3,037	$17.45	5,411	$17.60	7,325	$17.93

The following table summarizes information about stock options outstanding at December 2010:

Weighted-
		Average	Weighted-	Aggregate
	Number	Remaining	Average	Intrinsic
	Outstanding	Contractual	Exercise	Value
Exercise Price	(000s)	Life (Years)	Price	(Millions)

$15 to $20	3,037	1.98	$17.45	$110

    The aggregate intrinsic value represents the amount employees would have received if the options were exercised as of December 31, 2010 at a closing market price of $64.61.  The total intrinsic value of options exercised for fiscal years ended 2010, 2009, and 2008 was $88 million, $41 million, and $165 million, respectively. This value represents the value realized by current and former employees who exercised options.

Restricted Stock Awards

Restricted stock awards, other than restricted stock units, generally vest over an employment period of up to five years.  The following table provides information about outstanding restricted stock awards.  As of December 2010, unrecognized compensation expense for restricted stock awards was approximately $10 million, which will be expensed over an average remaining vesting period of two years.

	Fiscal Years
	2010	2009	2008
Number of Restricted Stock Awards Outstanding (Thousands)(a)	391	269	39
Weighted-Average Fair Value at Grant Date	$41.00	$33.18	$29.61
Restricted Stock Award Expense (Millions) (a)	4	2	1
Number of Unvested Restricted Stock Awards Outstanding (Thousands)	234	204	-
Weighted-Average Fair Value of Unvested Awards Outstanding	$44.07	$33.58	$35.72

 (a)  In 2010 and 2009, 134,000 and 219,000, respectively, time-based restricted stock units were granted to key members of management under a new Long-term Incentive Plan as described below.  These units vest over three years, therefore only a partial amount of expense was recognized in 2010 and 2009, respectively.

CSX CORPORATION
PART II

NOTE 4.Stock Plans and Share-Based Compensation, continued

Long-term Incentive Plans

The CSX Long-term Incentive Plans (“LTIP”) were adopted under either the Omnibus Plan or the 2010 CSX Stock and Incentive Award Plan. The Omnibus Plan expired pursuant to its terms in April 2010, and as such no new awards will be granted under this plan.  The objective of these long-term incentive plans is to motivate and reward key members of management and executives for achieving and exceeding certain financial and strategic initiatives.

In May of 2008, 2009 and 2010, target performance units were granted to key members of management under three separate LTIP plans covering three-year cycles: the 2008-2010 (“2010 LTIP”), 2009-2011 (“2011 LTIP”) and 2010-2012 (“2012 LTIP”) plans (collectively, the “Plans”). The key financial target for all three plans is consolidated operating ratio, which is defined as annual operating expenses divided by revenue, and excludes certain non-recurring items. The target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.  Total expense incurred due to long-term incentive plans was $56 million, $13 million and $33 million for fiscal years 2010, 2009 and 2008, respectively.

The 2010 plan ended on December 31, 2010, and CSX issued 259 thousand net shares in January 2011 as a result of the achievement of applicable performance targets for the three preceding fiscal years.

As part of the 2011 and 2012 plans, 219 thousand and 134 thousand time-based restricted stock units, respectively, were granted.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period plan.  These awards are not based upon CSX’s attainment of operational targets.  The restricted stock units and expenses are included in the information as shown in the table above.

	LTIP Plan (Plan Ended In)
	2010	2011	2012
Number of target units outstanding (Thousands) (a)	333	658	406
Weighted-average fair value at grant date (a)	$63.07	$32.79	$53.82

Payout Range	0% to 200%	0% to 233%	0% to 200%

(a) Number of target units granted and weighted-average fair value calculations above include the value of both initial grants and subsequent, smaller grants issued at different prices based on grant date fair value to new or promoted employees not previously included.

CSX CORPORATION
PART II

NOTE 4.Stock Plans and Share-Based Compensation, continued

As of December 2010, there was $37 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 1.5 years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

				Weighted-Average Fair Value at Grant Date

	LTIP Plan (Plan Ended In)
(Units in thousands)	2010 Units Outstanding	2011 Units Outstanding	2012 Units Outstanding
Unvested at December 26, 2008	310	-	-	$64.81
Granted in 2009	12	673	-	32.29
Forfeited in 2009	(1)	(68)	-	32.75
Unvested at December 25, 2009	321	605	-	47.60

Granted in 2010	12	53	412	49.26
Forfeited in 2010	-	-	(6)	53.85
Vested at December 31, 2010	333	-	-	63.07

Unvested at December 31, 2010	-	658	406	$43.30

Stock Awards for Directors

CSX’s non-management directors receive an annual retainer of $75,000 to be paid quarterly in cash, unless the director chooses to receive the retainer in the form of CSX common stock.  In 2009, the non-management director’s compensation was changed from an annual stock grant denominated in shares to an annual grant of common stock in the amount of $150,000 based on the average closing price of CSX stock in the months of November, December and January.  The following table provides information about shares issued to directors.

	Fiscal Years
	2010	2009	2008 (a)
Shares Issued to Directors (Thousands)	38	74	10
Expense (Millions)	$2	$2	$1
Weighted Average Grant Date Stock Price	$45.49	$30.89	$53.40

(a) In 2008, the Board of Directors elected to change the date of issue from December to February.  Therefore these shares were not issued before year-end 2008.

CSX CORPORATION
PART II

NOTE 4.Stock Plans and Share-Based Compensation, continued

The directors may elect to defer receipt of their fees, in accordance with Internal Revenue Code Section 409A.  Deferred cash amounts were credited to an account and invested in a choice of eight investment selections, including a CSX common stock equivalent fund.  Distributions were made in accordance with elections made by the directors, consistent with the terms of the Plan.  At December 2010, there were approximately 1 million shares of common stock reserved for issuance under this Plan.

Shareholder Dividend Reinvestment Plan

CSX maintains the Shareholder Dividend Reinvestment Plan under which shareholders may use dividends paid on CSX common stock held in the plan to purchase additional shares of stock.  The following table provides information about shares available for issuance under this plan at the end of fiscal years 2010, 2009 and 2008.

	Fiscal Years
	2010	2009	2008
Number of Shares Available for Issuance (Thousands)	10,834	11,090	11,101

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Separation	Environmental	Other
(Dollars in Millions)	Reserves	Liabilities	Reserves	Reserves(b)	Total

Balance December 28, 2007	$546	$103	$100	$122	$871
Charged to Expense	115	-	38	57	210
Payments	(95)	(16)	(38)	(53)	(202)

Balance December 26, 2008	$566	$87	$100	$126	$879
Charged to Expense	111	-	26	26	163
Change in Estimate(a)	(127)	-	-	-	(127)
Payments	(91)	(14)	(29)	(44)	(178)

Balance December 25, 2009	$459	$73	$97	$108	$737
Charged to Expense	70	-	36	77	183
Change in Estimate(a)	(49)	-	-	-	(49)
Payments	(105)	(13)	(26)	(49)	(193)

Balance December 31, 2010	$375	$60	$107	$136	$678

(a)
Changes in estimates are the result of continued safety improvements and decreasing claim trends for both personal injury and occupational injuries.  See below for more detailed discussion regarding these changes in estimates.

(b)
Other reserve accruals were higher in 2010 due to an increase in freight rate reserves related to various rate disputes.  These accruals were lower in 2009 primarily due to a reduction in freight loss and damage claims as a result of volume declines.  These amounts are recorded as a reduction in revenue rather than expense because they represent liabilities for customer claims regarding the rates charged by the Company for its transportation services.

CSX CORPORATION
PART II

NOTE 5.  Casualty, Environmental and Other Reserves, continued

These reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	December 31, 2010			December 25, 2009
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$176	$254	$85	$215	$300
Occupational	10	30	40	17	46	63
Asbestos	9	72	81	10	86	96
Total Casualty	97	278	375	112	347	459
Separation	16	44	60	16	57	73
Environmental	37	70	107	37	60	97
Other	26	110	136	25	83	108
Total	$176	$502	$678	$190	$547	$737

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

Casualty

Casualty reserves represent accruals for personal injury, occupational injury claims and asbestos.  During 2010 the Company increased its self-insured retention amount for these claims from $25 million to $50 million per injury for claims occurring on or after June 1, 2010.  Currently, no individual claim is expected to exceed the Company’s self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

During 2010 and 2009, the Company reduced casualty reserves by $49 million and $127 million, respectively.  The after-tax effect on earnings from continuing operations and net earnings was $30 million and $79 million for 2010 and 2009, respectively. The after-tax effect on earnings per share for 2010 and 2009 was $0.08 and $0.20, respectively.

CSX CORPORATION
PART II

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

During 2010 and 2009, the Company reduced personal injury reserves by $24 million and $84 million respectively.  These reductions were based on management’s review of the actuarial analysis performed by an independent actuarial firm.  In recent years, the Company has experienced a continued downward trend in the number of injuries which has resulted in a continued reduction of the CSXT’s Federal Railroad Administration (“FRA”) personal injury rate.  These reductions in reserves are a direct result of the Company’s improvement in safety and were included in materials, supplies and other in the consolidated income statements.

Occupational & Asbestos

     Occupational claims arise from allegations of exposures to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

The Company is also party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to a disease and the onset of the disease) which can range from 10 to 40 years after exposure.

CSX CORPORATION
PART II

NOTE 5.  Casualty, Environmental and Other Reserves, continued

CSXT retains a third-party specialist to assist management in assessing the value of the Company’s occupational and asbestos reserves.  The analysis is performed by the specialist semi-annually and is reviewed by management. The objective of the analysis is to determine the number of incurred but not reported (“IBNR”) claims.  With the exception of carpal tunnel, management and third-party specialists have determined that seven years is the most probable time period in which unasserted claim filings and claim values can be estimated.  Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

The third party specialist analyzes CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values.  The potentially exposed population is estimated by using CSXT’s employment records and industry data from the 2009 Railroad Retirement report.  From this analysis, the specialist provides an estimate of the IBNR claims liability.

Undiscounted liabilities recorded related to occupational and asbestos claims were as follows:
	December	December
(Dollars in Millions)	2010	2009
Occupational:
Incurred but not reported claims	$25	$29
Asserted claims	15	34
Total liability	$40	$63

Asbestos:
Incurred but not reported claims	$40	$43
Asserted claims	41	53
Total liability	$81	$96

A summary of occupational and asbestos claims activity is as follows:

	Fiscal Years
	2010	2009
Asserted Claims
Open Claims - Beginning of Year	3,782	4,904
New Claims Filed	250	298
Claims Settled	(287)	(184)
Claims Dismissed	(2,369)	(1,236)
Open Claims - End of Year	1,376	3,782

During 2010 and 2009, the Company reduced occupational reserves by $12 million and $19 million respectively.  The 2010 reduction is primarily attributable to a decrease in the number of repetitive stress injury claims and lower settlement values for irritant claims.  The 2009 reduction is attributable to a decrease in the number of carpal tunnel and repetitive stress injury claims.  These reductions in reserves were included in materials, supplies and other in the consolidated income statements.

CSX CORPORATION
PART II

NOTE 5.  Casualty, Environmental and Other Reserves, continued

During 2010 and 2009, the Company reduced its reserves for asbestos claims by $13 million and $24 million, respectively.  The 2010 reduction was primarily related to some claims that were determined to have no value due to lack of sufficient medical evidence as well as a decrease in the estimate of future claim filings.  The 2009 reduction was also primarily related to a significant number of claims that were determined to have no value due to lack of sufficient medical evidence.  These reductions in reserves were included in materials, supplies and other in the consolidated income statements.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 247 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct.  These costs could be substantial.

CSX CORPORATION
PART II

NOTE 5.  Casualty, Environmental and Other Reserves, continued

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reliably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations, and that the ultimate liability for these matters, if any, will not materially affect its overall financial condition, results of operations or liquidity.

Other

Other reserves of $136 million and $108 million for 2010 and 2009, respectively, include liabilities for various claims, such as longshoremen disability claims, freight claims and claims for property, automobile and general liability.  Freight claims include claims for both freight loss and damage and freight rate disputes.  Freight rate disputes are recorded as a reduction of revenue rather than an expense because they represent liabilities for customer claims regarding the rates charged by the Company for its transportation services.  These liabilities are accrued at the estimable and probable amount in accordance with the Contingencies Topic in the ASC.

CSX CORPORATION
PART II

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

				Annual		Estimated
(Dollars in Millions)		Accumulated	Net Book	Depreciation	Depreciation	Useful
As of December 2010	Cost	Depreciation	Value	Rate (a)	Method	Life
Road
Rail and Other Track Material	$5,568	$(937)	$4,631	2.7%	Group Life
Ties	3,896	(807)	3,089	3.7%	Group Life
Grading	2,368	(348)	2,020	1.3%	Group Life
Ballast	2,372	(605)	1,767	2.5%	Group Life
Bridges, Trestles, and Culverts	1,815	(170)	1,645	1.4%	Group Life
Signals and Interlockers	1,610	(183)	1,427	3.3%	Group Life
Buildings	750	(253)	497	2.5%	Group Life
Other	2,527	(1,014)	1,513	3.0%	Group Life
Total Road	$20,906	$(4,317)	$16,589			5-80 years

Equipment
Locomotive	$4,354	$(1,852)	$2,502	3.5%	Group Life
Freight Cars	2,653	(1,096)	1,557	3.5%	Group Life
Work Equipment and Other	436	(199)	237	7.3%	Group Life
Total Equipment	$7,443	$(3,147)	$4,296			5-35 years

Land	$1,875	N/A	$1,875	N/A	N/A	N/A
Construction In Progress	529	N/A	529	N/A	N/A	N/A
Other	1,312	(802)	510	N/A	Straight Line	4-30 years
Total Properties	$32,065	$(8,266)	$23,799

				Annual		Estimated
(Dollars in Millions)		Accumulated	Net Book	Depreciation	Depreciation	Useful
As of December 2009	Cost	Depreciation	Value	Rate (a)	Method	Life
Road
Rail and Other Track Material	$5,406	$(870)	$4,536	2.7%	Group Life
Ties	3,678	(748)	2,930	3.7%	Group Life
Grading	2,351	(283)	2,068	1.3%	Group Life
Ballast	2,279	(585)	1,694	2.5%	Group Life
Bridges, Trestles, and Culverts	1,765	(116)	1,649	1.4%	Group Life
Signals and Interlockers	1,565	(232)	1,333	3.3%	Group Life
Buildings	715	(187)	528	2.5%	Group Life
Other	2,254	(1,011)	1,243	3.0%	Group Life
Total Road	$20,013	$(4,032)	$15,981			5-80 years

Equipment
Locomotive	$4,358	$(1,716)	$2,642	3.5%	Group Life
Freight Cars	2,672	(1,142)	1,530	3.5%	Group Life
Work Equipment and Other	436	(180)	256	7.4%	Group Life
Total Equipment	$7,466	$(3,038)	$4,428			5-35 years

Land	$1,937	N/A	$1,937	N/A	N/A	N/A
Construction In Progress	336	-	336	N/A	N/A	N/A
Other	1,155	(773)	382	N/A	Straight Line	4-30 years
Total Properties	$30,907	$(7,843)	$23,064

(a)
Composite depreciation rates, which are used in group life depreciation, apply to railroad assets which account for more than 87% of total properties.  All other property is depreciated on a straight line basis over the asset’s useful life.

CSX CORPORATION
PART II

NOTE 6.  Properties, continued

Railroad Assets

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method of accounting comprise over 87% of total fixed assets of $32 billion on a gross basis at December 2010.  All other assets of the Company are depreciated on a straight line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

The Company currently utilizes more than 130 different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method of accounting.  Examples of depreciable asset categories include 18 different categories for crossties due to the different combinations of density classifications and asset types.  By utilizing various depreciable categories, the Company can more accurately account for the use of its assets.  All assets of the Company are depreciated on a time or life basis.

The Company believes the group-life method of depreciation closely approximates the straight-line method of depreciation.  Additionally, due to the nature of most of its assets (e.g. track is one contiguous, connected asset) the Company believes that this is the most effective way to properly depreciate its assets.

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic life studies and applying management’s assumptions regarding the service lives of its properties.  A life study is the periodic review of asset lives for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires life studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g. rail, ties and ballast) assets every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

The results of the life study process determine the service lives for each asset group under the group-life method.  Road assets, including main-line track, have estimated service lives ranging from six years for system roadway machinery to 75 years for tunnels.  Equipment assets, including locomotives and freight cars, have estimated service lives ranging from six years for technology assets to 35 years for work equipment.

Changes in asset lives due to the results of the life studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

CSX CORPORATION
PART II

NOTE 6.  Properties, continued

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

For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized.  As individual assets within a specific group are retired or disposed of, resulting gains and losses are recorded in accumulated depreciation.  As part of the life study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining useful life of the asset group until the next required life study. Since the overall assumption with the group-life method of accounting is that the assets within the group on average have the same life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

Since the rail network is one contiguous, connected network it is impractical to maintain specific identification records for these assets.  For road assets (such as rail and track related items), CSX utilizes a first-in, first-out approach to asset retirements.  The historical cost of these replaced assets is estimated using inflation indices published by the Bureau of Labor Statistics applied to the replacement value based on the age of the retired asset.  The indices are used because they closely correlate with the major cost of the materials comprising the applicable road assets.

Equipment assets (such as locomotives and freight cars) are specifically identified.  When an equipment asset is retired that has been depreciated using group life method, the cost is reduced from the cost base and classified into accumulated depreciation.

CSX CORPORATION
PART II

NOTE 6.  Properties, continued

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment to another railroad or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).  Abnormal gains and losses were $30 million loss for 2010, zero for 2009, and $24 million loss for 2008.

Recent experience with life studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $947 million and $908 million for 2010 and 2009 respectively.  The Company completed life studies for its equipment assets in 2009 and for its road, track and equipment assets in 2008 resulting in a reduction in depreciation expense of $11 million in 2010, and $18 million in 2009.

Non-Railroad Assets

The majority of non-railroad property is depreciated using the straight-line method on a per asset basis.  The depreciable lives of this property are periodically reviewed by the Company and any changes are applied on a prospective basis.  Amortization expense recorded under capital leases is included in depreciation expense on the consolidated income statements.  For retirements or disposals of non-railroad depreciable assets and all dispositions of land, the resulting gains or losses are recognized in earnings at the time of disposal.  These gains and losses were not material for any period presented.

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

NOTE 6.  Properties, continued

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

The Company’s largest category of capital spending is the replacement of track assets and the acquisition or construction of new assets that enable CSX to enhance its operations or provide new capacity offerings to its customers.  These construction projects are typically completed by CSXT employees.  Costs for track asset replacement and capacity projects that are capitalized include:

•	labor costs, because many of the assets are self-constructed;

•	costs to purchase or construct new track or to prepare ground for the laying of track;

•	welding (rail, field and plant) which are processes used to connect segments of rail;

•	new ballast, which is gravel and crushed stone that holds track in line;

•	fuels and lubricants associated with tie, rail and surfacing work which is the process of raising track to a designated elevation over an extended distance;

•	cross, switch and bridge ties which are the braces that support the rails on a track;

•	gauging which is the process of standardizing the distance between rails;

•	handling costs associated with installing ties or ballast; and

•	other track materials.

CSX CORPORATION
PART II

NOTE 6.  Properties, continued

The primary cost in self-constructed track replacement work is labor.  CSXT engineering employees directly charge their labor to the track replacement project (the capitalized depreciable property). These employees concurrently perform deconstruction and installation of rail. Because of this concurrent process, CSX must estimate the amount of labor that is related to deconstruction versus installation.

Through analysis of CSXT’s track replacement process, CSX determined that approximately 20% of labor costs associated with rail installation is related to the deconstruction of old track and 80% is associated with the installation of new track.

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

Routine repairs and maintenance costs, for all asset categories, are expensed as incurred.

NOTE 7.  Commitments and Contingencies

Lease Commitments

The Company has various lease agreements with other parties with terms up to 30 years.  Net daily rental charges on railroad equipment are not long-term commitments.  Non-cancelable, long-term leases generally include provisions for maintenance, options to purchase and options to extend the terms.  The Company uses the straight-line method to recognize rent expense associated with operating leases that include escalations over their terms.

	Fiscal Years
(Dollars in Millions)	2010	2009	2008
Net Daily Rental Charges	$307	$307	$323
Rent Expense on Operating Leases	67	84	102
Equipment and Other Rents	$374	$391	$425

CSX CORPORATION
PART II

NOTE 7.  Commitments and Contingencies, continued

At December 2010, minimum building and equipment rentals and commitments for vessels (utilized in a shipping business formerly owned by CSX) under operating leases are disclosed in the table below.  Also included in these amounts are agreements covering equipment leased from Conrail, Inc. (“Conrail”).

(Dollars in Millions)
	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2011	$96	$(17)	$79
2012	91	(21)	70
2013	67	(26)	41
2014	74	(49)	25
2015	22	-	22
Thereafter	156	(1)	155
Total	$506	$(114)	$392

Operating leases and an equal portion of sublease income include approximately $96 million relating to ongoing operating lease commitments for vessels and equipment, which have been subleased to Horizon Lines, Inc. (“Horizon”), a former subsidiary previously named CSX Lines.  If Horizon were to experience operational or financial difficulties and default on its obligations, CSX would be liable for all remaining payments.  CSX does not believe such an event would have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a fiscal year; however, it could have a material adverse effect on the results of operations in a particular fiscal quarter.  CSX continues to monitor Horizon’s financial condition.  The cash obligation remaining as of the date of this filing was $86 million.

Purchase Commitments

    CSXT has a commitment under a long-term maintenance program that currently covers 46% of CSXT’s fleet of locomotives.  The agreement is based on the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement will expire no earlier than 2028 and may last until 2031 depending upon when certain locomotives are placed in service.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into, or removed from, service or as required maintenance schedules are revised.  The table below includes both active and inactive locomotives covered under this agreement.  The increase in costs is due to more active locomotives in response to higher volume levels in 2010.

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2010	2009	2008
Amounts Paid	$252	$237	$253
Number of Locomotives	1,869	1,891	1,958

CSX CORPORATION
PART II

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

Payments
(Dollars in Millions)
2011	$365
2012	273
2013	282
2014	291
2015	301
Thereafter	3,850
Total	$5,363

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers.  Total annual payments under all of these additional purchase commitments are estimated as follows:

Payments
(Dollars in Millions)
2011	$64
2012	57
2013	37
2014	18
2015	18
Thereafter	-
Total	$193

Insurance

The Company maintains numerous insurance programs with substantial limits for property damage (which includes business interruption) and third-party liability.  A certain amount of risk is retained by the Company on each of the liability and property programs.  The Company has a $25 million retention per occurrence for the non-catastrophic property program and a $50 million retention per occurrence for the liability and catastrophic property programs.

          While the Company’s current insurance coverage is adequate to cover its damages, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired after December 31, 2002, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. In addition to these plans, the Company sponsors a self-insured post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met.  Prior to 2011, the post-retirement medical plan was partially funded by all participating retirees, with retiree contributions adjusted annually.  Beginning in 2011, Medicare-eligible retirees will be covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Non-Medicare eligible retirees will continue to be covered by the existing self-insured program. The life insurance plan is non-contributory.

    The Company engages independent, external actuaries to compute the amounts of liabilities and expenses related to these plans subject to the assumptions that the Company selects. In order to perform this valuation, the actuary is provided with the details of the population covered at the beginning of the year, summarized in the table below, and projects that population forward to the end of the year.

	Summary of Participants
	as of January 1, 2010
	Pension Plans	Post-retirement Medical Plan
Active Employees	4,771	2,915
Retirees and Beneficiaries (a)	11,226	12,155
Other(b)	6,512	253
Total	22,509	15,323

(a) Retirees and beneficiaries in the post-retirement medical plan increased as changes in the plan resulted in a change in assumptions regarding the number of spouses of participants who would opt-in for coverage.

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

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans, continued

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At the current time, the Company anticipates that no contributions to its qualified pension plans will be required in 2011. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis and assets are segregated or restricted for purposes of meeting these obligations.  Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At the current time, the Company anticipates that no qualified pension plan contributions will be required in 2011.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2011	$162	$41
2012	167	40
2013	167	38
2014	171	36
2015	174	35
2016-2020	886	149
Total	$1,727	$339

CSX CORPORATION
PART II
NOTE 8.  Employee Benefit Plans, continued

Plan Assets

The CSX Investment Committee (the “Investment Committee”), whose members were selected by the Chief Financial Officer and approved by the Chief Executive Officer, is responsible for oversight and investment of plan assets.  The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and that is updated periodically in consideration of plan or employee changes, or changing market conditions. These studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk.  The current asset allocation targets 60% equity investments and 40% fixed income investments.  Within equity,   a further target is currently established for 45% of total plan assets in domestic equity and 15% in international equity.  These allocations are managed to be within 3% of the planned allocation, with reallocations occurring quarterly.
At December 2010, both the accumulated benefit obligation and the projected benefit obligation exceeded the plan assets of each pension plan. The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are netted against the pension liabilities on the balance sheet. The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability.

	December 2010		December 2009
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,126	61%	$1,019	57%
Fixed Income	717	39	696	39
Cash and Cash Equivalents	8	-	66	4

Total	$1,851	100%	$1,781	100%

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

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans, continued

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

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status

Changes in benefit obligation and the fair value of plan assets for the 2010 and 2009 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2010	2009	2010	2009

Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,354	$2,238	N/A	N/A
Projected Benefit Obligation	2,487	2,395	$383	$406

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,395	$2,062	$406	$373
Service Cost	41	32	5	5
Interest Cost	121	129	20	25
Plan Participants' Contributions	-	-	16	19
Plan Amendments	(9)	-	(6)	-
Actuarial (Gain)/Loss	92	323	(11)	35
Benefits Paid	(153)	(151)	(47)	(51)

Benefit Obligation at End of Plan Year	$2,487	$2,395	$383	$406

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,781	$1,320	$-	$-
Actual Return on Plan Assets	210	349	-	-
Qualified Employer Contributions	-	250	-	-
Non-qualified Employer Contributions	13	13	31	32
Plan Participants' Contributions	-	-	16	19
Benefits Paid	(153)	(151)	(47)	(51)

Fair Value of Plan Assets at End of Plan Year	$1,851	$1,781	$-	$-

Funded Status at End of Plan Year	$(636)	$(614)	$(383)	$(406)

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans, continued

For qualified plan funding purposes, assets and discounted liabilities are measured in accordance with ERISA, as well as other related provisions of the Internal Revenue Code and related regulations.  Under these funding provisions and the alternative measurements available thereunder, the Company estimates its unfunded obligation for qualified plans on an annual basis.

In accordance with Compensation—Retirement Benefits Topic in the ASC, an employer must recognize the funded status of a pension or other post-retirement benefit plan by recording a liability (underfunded plan) or asset (overfunded plan) for the difference between the projected benefit obligation (or the accumulated post-retirement benefit obligation for a postretirement benefit plan) and the fair value of plan assets at the plan measurement date.  Amounts related to pension and post-retirement benefits recorded on the balance sheet are as follows:

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2010	2009	2010	2009

Amounts Recorded in Consolidated
Balance Sheets:
Current Liabilities	$(13)	$(11)	$(41)	$(42)
Long-term Liabilities	(623)	(603)	(342)	(364)
Net Amount Recognized in
Consolidated Balance Sheet	$(636)	$(614)	$(383)	$(406)

CSX has a liability for the amount by which the benefit obligation exceeds the fair value of plan assets. At December 2010, both the accumulated benefit obligation and the projected benefit obligation exceeded the plan assets of each pension plan.

Net Benefit Expense

The following table describes the components of expense/(income) related to net benefit expense.

	Pension Benefits			Post-retirement Benefits
	Fiscal Years			Fiscal Years
(Dollars in Millions)	2010	2009	2008	2010	2009	2008
Service Cost	$41	$32	$32	$5	$5	$5
Interest Cost	122	129	119	20	25	21
Expected Return on Plan Assets	(165)	(154)	(145)	-	-	-
Amortization of Net Loss	58	26	22	7	4	6
Amortization of Prior Service Cost	-	2	3	-	-	(2)
Net Periodic Benefit Expense	$56	$35	$31	$32	$34	$30
Settlement Gain(a)	(2)	-	-	-	-	-
Total Expense	$54	$35	$31	$32	$34	$30

(a) In 2010, in one of the company's pension plans, the lump-sum payments exceeded the sum of the service cost and interest cost recognized.  As such, the company was required to recognize a portion of its accumulated other comprehensive income related to that plan into earnings.

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans, continued

Pension and Other Post-Employment Benefits Adjustments

The following table shows the pre-tax change in other comprehensive income (loss) attributable to the components of net expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2010	2009	2010	2009

Recognized in the balance sheet
Losses (Gains)	$48	$128	$(9)	$37
Prior service credits	$(9)	$-	$(6)	$-

Expense (Income) recognized in the income statement
Amortization of net losses (a)	$58	$26	$7	$4
Settlement gain	$(2)	$-	$-	$-
Amortization of prior service costs (b)	$-	$2	$-	$-

(a)
The estimated amount to be expensed for 2011 is $73 million and $7 million for pension benefits and post-retirement benefits, respectively. The increase in the pension expense is largely related to additional amortization of the losses incurred by the pension plan assets during 2008.

(b)	Remaining prior service costs to be expensed in 2011 are less than $1 million. The estimated post-retirement benefits amount to be credited to expense for 2011 is $1 million.

At December 2010, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

	Pension	Post-retirement
	Benefits	Benefits
Losses	$1,047	$84
Prior Service Costs (Credits)	1	(6)
Total	$1,048	$78

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans, continued

Assumptions

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2010	2009	2010	2009
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.50%	8.50%	N/A	N/A
Benefit Obligation at End of Plan Year	8.25%	8.50%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	5.25%	6.50%	4.75%	6.50%
Benefit Obligation at End of Plan Year	5.00%	5.25%	4.50%	4.75%

Salary Scale Inflation	4.00%	4.00%	N/A	4.00%

The net post-retirement benefit obligation for salaried, management personnel was determined using the following assumptions for the health care cost trend rate for medical plans. While it is expected that rates will decrease to 5% by 2018, there may be yearly fluctuations. Additionally, there are cost differentials between Medicare and Non-Medicare eligible individuals which are reflected below.

	Post-retirement Benefits
	2010	2009
Health Care Cost Trend Rate
Components of Benefit Cost: Non-Medicare Eligible	8.5%	9.5%
Components of Benefit Cost: Medicare Eligible	8.0%	10.5%

Benefit Obligations: Non-Medicare Eligible	8.5%	8.5%
Benefit Obligations: Medicare Eligible	8.0%	8.0%

For every 1% change in the assumed health care cost trend rate, service and interest cost will change $1 million on a pre-tax basis on the consolidated income statements. For every 1% change in the health care cost trend rate, the Company’s benefit obligation will change by $1 million on the consolidated balance sheets.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

As required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the Company has determined that its medical plan’s prescription drug benefit qualifies as actuarially equivalent to the benefit that would be paid under the Act.  The Company has received $5 million and $3 million in tax free federal reimbursement for prescription drug claims in 2010 and 2009, respectively.

CSX CORPORATION
PART II

NOTE 8.  Employee Benefit Plans, continued

Other Plans

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $45 million, $35 million and $36 million in 2010, 2009 and 2008, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $28 million, $24 million and $26 million for 2010, 2009 and 2008, respectively.

NOTE 9.  Debt and Credit Agreements

Debt was as follows:

		Average
		Interest
		Rates at
		December	December	December
(Dollars in Millions)	Maturity	2010	2010	2009

Notes	2011-2043	6.3%	$7,817	$7,038
Equipment Obligations	2011-2023	7.1%	823	911
Capital Leases	2011-2017	7.2%	15	31
Convertible Debentures (a)	2021	2.1%	9	28

Total Long-term Debt (including current portion)			8,664	8,008

Less Debt Due within One Year			(613)	(113)
Long-term Debt (excluding current portion)			$8,051	$7,895

 (a) Convertible debentures are net of $1 million discount in 2010 and $3 million in 2009.

For information regarding the fair value of debt, see Note 15, Fair Value Measurements.

Debt Issuance

    In 2010, CSX issued $500 million of 3.7% notes due 2020 and $300 million of 5.5% notes due 2041.  These notes were included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time.  The net proceeds from the sale of the notes will be used for general corporate purposes, which may include repayment of indebtedness outstanding from time to time, repurchases of CSX’s common stock, capital expenditures, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units.

CSX CORPORATION
PART II

NOTE 9.  Debt and Credit Agreements, continued

Convertible Debentures

In 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the "debentures") due in 2021 for an initial offering price of approximately $462 million.  The carrying value of outstanding debentures was $9 million and $28 million, at December 2010 and December 2009, respectively.  From their date of issuance, these debentures had accreted (increased) in value at a rate of 1% per year.  In 2007, the accretion rate was reset to 2.1%.  The accretion rate may be reset again in October 2011 and October 2016 to a rate based on five-year United States Treasury Notes minus 2.8%.  In no event will the yield to maturity be reset below 1% or above 3% per annum.  Accretion in value on the debentures is recorded in each month but will not be paid prior to maturity.

The debentures allow holders to require CSX to purchase their debentures in October 2011 and October 2016, at a purchase price equal to the accreted value of the debentures at the time.  CSX may redeem the debentures for cash at any time at a redemption price equal to the accreted value of the debentures.

Holders currently may convert their debentures into shares of CSX common stock at a conversion rate of 35.49 common shares per $1,000 principal amount at maturity of debentures.  During 2010, $21 million face value of debentures was converted into 1 million shares of CSX common stock.  There were no material conversions during 2009.  At December 2010, $10 million face value debentures remained outstanding, convertible into 359 thousand shares of CSX common stock.

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of December 2010
Fiscal Years Ending
2011	$613
2012	507
2013	780
2014	526
2015	628
2016 and Thereafter	5,610
Total Long-term Debt Maturities (including current portion)	$8,664

CSX CORPORATION
PART II

NOTE 9.  Debt and Credit Agreements, continued

Debt Exchange

In March 2010, CSX exchanged $660 million of notes of multiple series (the “Existing Notes”), bearing interest at an average annual rate of 7.74% with maturities ranging from 2017 to 2038.  These Existing Notes were exchanged for $660 million of debt securities (the “New Notes”) bearing interest at 6.22% and due April 30, 2040.  In addition, CSX paid approximately $141 million to the debtholders as cash consideration.  CSX also paid the debtholders any accrued and unpaid interest on the Existing Notes.  In accordance with the Debt Topic in the ASC, this transaction has been accounted for as a debt exchange.  As such, the $141 million of cash consideration paid to the debtholders was recorded in other long-term assets.  This cash consideration and the unamortized discount and issue costs from the Existing Notes are being amortized as an adjustment of interest expense over the term of the New Notes.  There was no gain or loss recognized as a result of this exchange.  However, all costs related to the debt exchange and due to parties other than the debtholders were included in interest expense during first quarter 2010.  These costs totaled approximately $3 million.

In July 2010, CSX exchanged the New Notes for substantially identical notes registered under the Securities Act of 1933, as amended, pursuant to a registration rights agreement entered into in connection with the exchange offer.

Credit Facilities

In 2006, the Company entered into a $1.25 billion five-year unsecured revolving credit facility. In 2007, with the consent of the lenders and in accordance with the facility’s terms, CSX extended the maturity date of the $1.25 billion facility an additional year, to 2012.

Additionally, with the approval of the lending banks, CSX may increase its total borrowing capacity under the $1.25 billion facility by $500 million, from $1.25 billion to up to $1.75 billion. The facility was not drawn on as of December 2010.  Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers.

In 2010, CSX paid approximately $2 million in total fees associated with the undrawn facilities. These credit facilities allow for borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. At December 2010, CSX was in compliance with all covenant requirements under the facilities.

CSX CORPORATION
PART II

NOTE 9.  Debt and Credit Agreements, continued

Receivables Securitization Facility

The Company’s $250 million receivables securitization facility has a 364-day term and expires in December 2011.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity.  As of the date of this filing, the Company has not drawn on this facility.  Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

NOTE 10.  Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense. Income from real estate includes the results of operations of the Company’s non-operating real estate sales, leasing, acquisition and management and development activities and may fluctuate as a function of timing of real estate sales. Miscellaneous income (expense) includes equity earnings or losses, investment gains and losses and other non-operating activities and may fluctuate due to timing.  Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2010	2009	2008

Interest Income	$6	$11	$37
Income from Real Estate Operations	30	31	39
Miscellaneous Income (Expense) (a)	(4)	(8)	24
Total Other Income - Net	$32	$34	$100

Gross Revenue from Real Estate
Operations included above	$54	$60	$77

(a) The decrease from 2008 is attributable to additional income of $30 million for an adjustment to correct equity earnings from a non-consolidated subsidiary.

CSX CORPORATION
PART II

NOTE 11.  Other Long-term Assets and Other Long-term Liabilities

Other Long-term Assets

Other Long-term Assets consisted of the following:

	December
(Dollars in Millions)	2010	2009

Debt Issuance Costs (a)	$170	$35
Goodwill (b)	70	64
Available for Sale Securities	69	35
Other	44	31
Total Other Long-term Assets	$353	$165

(a)	Majority of debt issuance costs relate to premium paid in March 2010 for exchange of debt.

(b)	Goodwill related to subsidiaries of CSXT, primarily Four Rivers Transportation Inc., represents purchase price in excess of fair value.

Other Long-term Liabilities

Other Long-term Liabilities consisted of the following:

	December
(Dollars in Millions)	2010	2009

Pension Plan Liabilities (Note 8)	$623	$603
Post-retirement Benefit Liabilities (Note 8)	342	364
Deferred Gains	160	143
Accrued Deferred Compensation	78	79
Deferred Lease Payments	17	18
Accrued Sick Leave	17	17
Other	61	60
Total Other Long-term Liabilities	$1,298	$1,284

CSX CORPORATION
PART II

NOTE 12.  Income Taxes

    Earnings from continuing operations before income taxes of $2.5 billion, $1.8 billion and $2.3 billion for fiscal years 2010, 2009 and 2008, respectively, represent earnings from domestic operations.

The breakdown of income tax expense between current and deferred is as follows:

(Dollars in Millions)	Fiscal Years
Current:	2010	2009	2008
Federal	$451	$151	$284
State	58	37	73
Total Current	509	188	357
Deferred:
Federal	372	407	470
State	102	23	20
Total Deferred	474	430	490
Total	$983	$618	$847

 Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  The change in the 2010 effective income tax rate compared to the prior year is primarily attributed to an income tax charge of $16 million related to the merger of the Company’s former Intermodal subsidiary with CSXT.  The change in the 2009 effective income tax rate compared to the prior year is primarily attributed to a state tax benefit recorded for the change in the apportionment of state taxes.

	Fiscal Years
(Dollars In Millions)	2010		2009		2008
Federal Income Taxes	$891	35.0%	$610	35.0%	$815	35.0%
State Income Taxes	85	3.4	37	2.1	59	2.5
Corporate Reorganization	16	0.6	-	-	-	-
Other Items(a)	(9)	(0.4)	(29)	(1.6)	(27)	(1.1)
Income Tax Expense/Rate	$983	38.6%	$618	35.5%	$847	36.4%

(a) Other items primarily include tax impacts from equity in Conrail and other partially owned subsidiaries’ earnings.

The significant components of deferred income tax assets and liabilities include:

	2010		2009
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$243	$-	$223	$-
Other Employee Benefit Plans	311	-	303	-
Accelerated Depreciation	-	7,557	-	7,126
Other	353	211	365	135
Total	$907	$7,768	$891	$7,261
Net Deferred Income Tax Liabilities		$6,861		$6,370

CSX CORPORATION
PART II

NOTE 12.  Income Taxes, continued

 The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense; and

•	Accumulated other comprehensive loss and other capital adjustments.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  CSX participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax years 2009 and 2010.  During 2010, the Company resolved the final issue on the 2008 IRS Audit Appeal.  This settlement had no material impact on the financial statements.  Federal examinations of original federal income tax returns for all years through 2008 are otherwise resolved.

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2010	2009
Balance at beginning of the year	$50	$57
Additions based on tax positions related to current year	3	1
Additions based on tax positions related to prior years	17	6
Reductions based on tax positions related to prior years	(41)	-
Settlements with taxing authorities	-	(1)
Lapse of statute of limitations	(9)	(13)
Balance at end of the year	$20	$50

    As of December 2010 and 2009, the Company had approximately $20 million and $50 million, respectively, of total unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $15 million and $41 million, respectively, could favorably affect the effective income tax rate.  The Company estimates that approximately $6 million of the unrecognized tax benefits as of December 2010 for various state and federal income tax matters will be resolved over the next 12 months.  The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2010 is reconciled as follows:

Approximately $2 million of the gross unrecognized tax benefits would be closed upon the expiration of statutes of limitations during 2011.  The final outcome of these uncertain tax positions, however, is not yet determinable.

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are expense or (benefits) of $7 million, $(6) million and $(2) million for fiscal years 2010, 2009 and 2008, respectively, for the reduction to reserves for interest and penalties for all prior year tax positions.  Prior year benefits for interest and penalties are due to favorable tax settlements of prior period tax audits where the Company had previously accrued a liability for interest and penalties.  The Company had $6 million accrued for interest and penalties for both 2010 and 2009 for all prior year tax positions.

CSX CORPORATION
PART II

NOTE 13.  Related Party Transactions

Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail. CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity and NS has the remainder of the economic and voting interests.  Pursuant to the Investments-Equity Method and Joint Venture Topic in the ASC, CSX applies the equity method of accounting to its investment in Conrail.

Conrail owns rail infrastructure and operates for the joint benefit of CSX and NS.  This is known as the shared asset area. Conrail charges fees for right-of-way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area.   These expenses are included in materials, supplies and other on the consolidated income statements.

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

    The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

	Fiscal Years
(Dollars in Millions)	2010	2009	2008
Rents, Fees and Services	$112	$104	$112
Purchase Price Amortization and Other	4	4	4
Equity in Income of Conrail	(21)	(27)	(23)
Total Conrail Rents, Fees and Services	$95	$81	$93

Interest expense from the promissory notes payable to a Conrail subsidiary was as follows:

	Fiscal Years
(Dollars in Millions)	2010	2009	2008
Interest Expense Related to Conrail	$4	$4	$4

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets.

CSX CORPORATION
PART II
CSX CORPORATION
PART II

NOTE 13.  Related Party Transactions, continued

	December	December
(Dollars in Millions)	2010	2009
Balance Sheet Information:
CSX Payable to Conrail (a)	$84	$65
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035 (b)	$73	$73
4.52% CSXT Promissory Note due March 2035 (b)	$23	$23

(a)  Included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.

(b) Included on the consolidated balance sheet of CSX as long-term debt.

NOTE 14.  Discontinued Operations

In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation (“GHC” or “The Greenbrier”) to Justice Family Group, LLC (“JFG”) for approximately $21 million in cash.  CSX recognized a gain on the sale of $25 million which included a tax benefit of $3 million in 2009. The gain was calculated using cash proceeds, net book value, deal-related costs incurred and tax benefits. CSX has retained responsibility for certain pre-closing Greenbrier pension obligations.  Additionally in 2009, The Greenbrier recognized a pre-tax operating loss of $17 million or $10 million after tax.

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

 Income statement information:

	Fiscal Years
(Dollars in Millions)	2009	2008
Revenue	$33	$91
Pre-Tax Income (Loss)	5	(203)
Net Loss, After Tax	(10)	(130)
Gain on Sale, After Tax	25	-
Net Income (Loss) From Discontinued Operations	$15	$(130)

Earnings Per Share
From Discontinued Operations, Assuming Dilution	$0.04	$(0.32)

CSX CORPORATION
PART II

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

Investments

The Company’s investment assets are valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC.  Level 1 inputs were used to determine fair value of the Company’s investment assets.

(Dollars in Millions)	December 2010	December 2009
Fair Value	$123	$96
Amortized Cost	$121	$91

CSX CORPORATION
PART II

NOTE 15.  Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in Millions)	December 2010	December 2009
Less than 1 year	$44	$20
1 - 2 years (a)	45	45
2 - 5 years (b)	31	31
Greater than 5 years	3	-
Total	$123	$96

(a)
The 1-2 year category includes callable bonds of approximately $5 million and $31 million in 2010 and 2009, respectively, which are classified as short-term investments on the consolidated balance sheet.

(b)
The 2-5 year category includes callable bonds of approximately $5 million and $9 million in 2010 and 2009, respectively, which are classified as short-term investments on the consolidated balance sheet.

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

The fair value of outstanding debt fluctuates with changes in a number of factors.  Such factors include, but are not limited to, interest rates, market conditions, values of similar financial instruments, size of the transaction, cash flow projections and comparable trades.  Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued.  The fair value of a company’s debt is a measure of its current value under present market conditions.  It does not impact the financial statements under current accounting rules.  The fair value and carrying value of the Company’s long-term debt is as follows:

(Dollars in Millions)	December 2010	December 2009
Long-term Debt Including Current Maturities:
Fair Value	$9,624	$8,780
Carrying Value	$8,664	$8,008

Pension Plan Assets

    The Investment Committee targets an allocation of pension assets to be generally 60% equity and 40% fixed income.  There are several valuation methodologies used for those assets as described below.

CSX CORPORATION
PART II

NOTE 15.Fair Value Measurements, continued

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

•	Partnerships: Private equity valued using the market values associated with the underlying investments at year end as determined by the issuer of the fund.

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2010 and 2009:

	Fiscal Years
	2010				2009
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock:
Information technology	$161	$-	$-	$161	$138	$-	$-	$138
Consumer discretionary	109	-	-	109	70	-	-	70
Industrials	70	-	-	70	53	-	-	53
Health care	68	-	-	68	71	-	-	71
Financials	65	-	-	65	76	-	-	76
Energy	63	-	-	63	47	-	-	47
Consumer staples	33	-	-	33	36	-	-	36
Materials	25	-	-	25	18	-	-	18
Other	20	-	-	20	27	-	-	27
Corporate securities	-	613	-	613	-	546	-	546
Common trust funds	-	419	-	419	-	454	-	454
Derivatives liabilities	-	(211)	-	(211)	-	(250)	-	(250)
Derivatives assets	-	211	-	211	-	250	-	250
Partnerships	-	-	101	101	-	-	95	95
Government securities	-	88	-	88	-	120	-	120
Asset-backed securities	-	16	-	16	-	30	-	30
Total investments at fair value	$614	$1,136	$101	$1,851	$536	$1,150	$95	$1,781

For additional information related to pension assets, see Note 8, Employee Benefit Plans.

The summary of changes in the fair value of the Company’s level 3 pension plan assets for the calendar plan year 2010 is shown below.

(Dollars in Millions)	Partnerships
Balance, Beginning of Year	$95
Unrealized Gains	6
Balance, End of Year	$101

CSX CORPORATION
PART II

NOTE 16.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

	2010
	Quarters
(Dollars in Millions, Except Per Share Amounts) (a)	1st	2nd	3rd	4th	Full Year

Revenue	$2,491	$2,663	$2,666	$2,816	$10,636
Operating Income	632	768	825	846	3,071
Net Earnings	$305	$414	$414	$430	$1,563

Earnings Per Share, Basic	$0.78	$1.08	$1.09	$1.15	$4.10
Earnings Per Share, Assuming Dilution	$0.78	$1.07	$1.08	$1.14	$4.06

Dividend Per Share	$0.24	$0.24	$0.24	$0.26	$0.98

	2009
	Quarters
(Dollars in Millions, Except Per Share Amounts) (a)	1st	2nd	3rd	4th	Full Year

Revenue	$2,247	$2,185	$2,289	$2,320	$9,041
Operating Income	520	577	594	579	2,270
Earnings from Continuing Operations	253	282	290	303	1,128
Discontinued Operations (b)	(8)	23	-	-	15
Net Earnings	$245	$305	$290	$303	$1,143

Earnings Per Share, Basic:
Continuing Operations	$0.65	$0.72	$0.74	$0.77	$2.88
Discontinued Operations (b)	(0.02)	0.06	-	-	0.04
Net Earnings	$0.63	$0.78	$0.74	$0.77	$2.92

Earnings Per Share, Assuming Dilution:
Continuing Operations	$0.64	$0.71	$0.73	$0.77	$2.85
Discontinued Operations (b)	(0.02)	0.06	-	-	0.04
Net Earnings	$0.62	$0.77	$0.73	$0.77	$2.89

Dividend Per Share	$0.22	$0.22	$0.22	$0.22	$0.88

(a)	Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

(b)	In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation, owner of The Greenbrier resort. The results are now classified as discontinued operations.

CSX CORPORATION
PART II

NOTE 17.  Summarized Consolidating Financial Data

In 2007, CSXT sold secured equipment notes maturing in 2023 and in 2008; CSXT sold additional secured equipment notes maturing in 2014 in registered public offerings.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
PART II

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2010	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Revenue	$-	$9,939	$806	$(109)	$10,636
Expense	(166)	7,110	730	(109)	7,565
Operating Income	166	2,829	76	-	3,071

Equity in Earnings of Subsidiaries	1,931	-	-	(1,931)	-
Interest Expense	(499)	(101)	(28)	71	(557)
Other Income - Net	15	25	63	(71)	32

Earnings from Continuing Operations
Before Income Taxes	1,613	2,753	111	(1,931)	2,546
Income Tax Benefit (Expense)	(50)	(1,064)	131	-	(983)
Earnings from Continuing Operations	1,563	1,689	242	(1,931)	1,563
Discontinued Operations	-	-	-	-	-
Net Earnings	$1,563	$1,689	$242	$(1,931)	$1,563

Fiscal Year Ended December 2009(a)	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Revenue	$-	$7,776	$1,362	$(97)	$9,041
Expense	(279)	5,983	1,164	(97)	6,771
Operating Income	279	1,793	198	-	2,270

Equity in Earnings of Subsidiaries	1,560	-	-	(1,560)	-
Interest Expense	(500)	(116)	(11)	69	(558)
Other Income - Net	63	28	12	(69)	34

Earnings from Continuing Operations
Before Income Taxes	1,402	1,705	199	(1,560)	1,746
Income Tax Benefit (Expense)	(291)	(624)	297	-	(618)
Earnings from Continuing Operations	1,111	1,081	496	(1,560)	1,128
Discontinued Operations	32	-	(17)	-	15
Net Earnings	$1,143	$1,081	$479	$(1,560)	$1,143

Fiscal Year Ended December 2008(a)	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated

Revenue	$-	$9,712	$1,675	$(132)	$11,255
Expense	(193)	7,528	1,289	(120)	8,504
Operating Income	193	2,184	386	(12)	2,751

Equity in Earnings of Subsidiaries	1,490	-	-	(1,490)	-
Interest Expense	(544)	(155)	(22)	202	(519)
Other Income - Net	110	118	62	(190)	100

Earnings from Continuing Operations
Before Income Taxes	1,249	2,147	426	(1,490)	2,332
Income Tax Benefit (Expense)	106	(726)	(227)	-	(847)
Earnings from Continuing Operations	1,355	1,421	199	(1,490)	1,485
Discontinued Operations	-	-	(130)	-	(130)
Net Earnings	$1,355	$1,421	$69	$(1,490)	$1,355

(a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

CSX CORPORATION
PART II

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

	CSX	CSX
As of December 2010	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,100	$118	$74	$-	$1,292
Short-term Investments	-	-	54	-	54
Accounts Receivable - Net	5	903	618	(533)	993
Materials and Supplies	-	218	-	-	218
Deferred Income Taxes	15	171	6	-	192
Other Current Assets	46	56	36	(32)	106
Total Current Assets	1,166	1,466	788	(565)	2,855

Properties	8	30,557	1,500	-	32,065
Accumulated Depreciation	(8)	(7,405)	(853)	-	(8,266)
Properties - Net	-	23,152	647	-	23,799

Investments in Conrail	-	-	673	-	673
Affiliates and Other Companies	-	595	(134)	-	461
Investment in Consolidated Subsidiaries	16,278	-	53	(16,331)	-
Other Long-term Assets	174	110	602	(533)	353
Total Assets	$17,618	$25,323	$2,629	$(17,429)	$28,141

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$116	$904	$28	$(2)	$1,046
Labor and Fringe Benefits Payable	42	431	47	(531)	(11)
Payable to Affiliates	894	(86)	(277)	-	531
Casualty, Environmental and Other Reserves	-	161	15	-	176
Current Maturities of Long-term Debt	517	94	2	-	613
Income and Other Taxes Payable	377	109	(401)	-	85
Other Current Liabilities	-	96	33	(32)	97
Total Current Liabilities	1,946	1,709	(553)	(565)	2,537

Casualty, Environmental and Other Reserves	-	411	91	-	502
Long-term Debt	6,815	1,235	1	-	8,051
Deferred Income Taxes	(293)	7,228	118	-	7,053
Long-term Payable to Affiliates	-	-	533	(533)	-
Other Long-term Liabilities	464	525	309	-	1,298
Total Liabilities	$8,932	$11,108	$499	$(1,098)	$19,441

Shareholders' Equity
Common Stock, $1 Par Value	370	181	-	(181)	370
Other Capital	-	5,634	1,978	(7,612)	-
Retained Earnings	9,087	8,443	165	(8,608)	9,087
Accumulated Other Comprehensive Loss	(771)	(65)	(61)	126	(771)
Noncontrolling Minority Interest	-	22	48	(56)	14
Total Shareholders' Equity	8,686	14,215	2,130	(16,331)	8,700
Total Liabilities and Shareholders' Equity	$17,618	$25,323	$2,629	$(17,429)	$28,141

CSX CORPORATION
PART II

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

	CSX	CSX
As of December 2009(a)	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$918	$30	$81	$-	$1,029
Short-term Investments	-	-	61	-	61
Accounts Receivable - Net	4	888	103	-	995
Materials and Supplies	-	203	-	-	203
Deferred Income Taxes	13	137	8	-	158
Other Current Assets	19	32	533	(460)	124
Total Current Assets	954	1,290	786	(460)	2,570

Properties	4	29,565	1,338	-	30,907
Accumulated Depreciation	(6)	(7,011)	(826)	-	(7,843)
Properties - Net	(2)	22,554	512	-	23,064

Investments in Conrail	-	-	650	-	650
Affiliates and Other Companies	-	566	(128)	-	438
Investment in Consolidated Subsidiaries	15,382	-	139	(15,521)	-
Other Long-term Assets	46	75	87	(43)	165
Total Assets	$16,380	$24,485	$2,046	$(16,024)	$26,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$111	$782	$74	$-	$967
Labor and Fringe Benefits Payable	37	307	39	-	383
Payable to Affiliates	625	632	(808)	(449)	-
Casualty, Environmental and Other Reserves	-	168	22	-	190
Current Maturities of Long-term Debt	-	110	3	-	113
Income and Other Taxes Payable	32	182	(102)	-	112
Other Current Liabilities	1	97	13	(11)	100
Total Current Liabilities	806	2,278	(759)	(460)	1,865

Casualty, Environmental and Other Reserves	-	449	98	-	547
Long-term Debt	6,557	1,334	4	-	7,895
Deferred Income Taxes	(337)	6,814	51	-	6,528
Long-term Payable to Affiliates	-	-	44	(44)	-
Other Long-term Liabilities	600	522	162	-	1,284
Total Liabilities	$7,626	$11,397	$(400)	$(504)	$18,119

Shareholders' Equity
Common Stock, $1 Par Value	393	181	-	(181)	393
Other Capital	80	5,569	1,951	(7,520)	80
Retained Earnings	9,090	7,393	507	(7,900)	9,090
Accumulated Other Comprehensive Loss	(809)	(77)	(54)	131	(809)
Noncontrolling Minority Interest	-	22	42	(50)	14
Total Shareholders' Equity	8,754	13,088	2,446	(15,520)	8,768
Total Liabilities and Shareholders' Equity	$16,380	$24,485	$2,046	$(16,024)	$26,887

(a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

CSX CORPORATION
PART II

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Fiscal Year Ended December 2010	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$592	$3,014	$230	$(590)	$3,246

Investing Activities
Property Additions	-	(1,571)	(254)	-	(1,825)
Purchases of Short-term Investments	-	-	-	-	-
Proceeds from Sales of Short-term Investments	-	-	-	-	-
Other Investing Activities	301	(3)	(502)	273	69
Net Cash Provided by (Used in) Investing Activities	301	(1,574)	(756)	273	(1,756)

Financing Activities
Long-term Debt Issued	800	-	-	-	800
Long-term Debt Repaid	-	(111)	(2)	-	(113)
Dividends Paid	(379)	(590)	7	590	(372)
Stock Options Exercised	42	-	-	-	42
Shares Repurchased	(1,452)	-	-	-	(1,452)
Other Financing Activities	278	(651)	514	(273)	(132)
Net Cash Provided by (Used in) Financing Activities	(711)	(1,352)	519	317	(1,227)

Net Increase (Decrease) in Cash and Cash Equivalents	182	88	(7)	-	263
Cash and Cash Equivalents at Beginning of Period	918	30	81	-	1,029
Cash and Cash Equivalents at End of Period	$1,100	$118	$74	$-	$1,292

	CSX	CSX
Fiscal Year Ended December 2009(a)	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$109	$2,984	$(94)	$(959)	$2,040

Investing Activities
Property Additions	-	(1,332)	(95)	-	(1,427)
Purchases of Short-term Investments	-	-	-	-	-
Proceeds from Sales of Short-term Investments	-	-	-	-	-
Other Investing Activities	(87)	(360)	26	475	54
Net Cash Provided by (Used in) Investing Activities	(87)	(1,692)	(69)	475	(1,373)

Financing Activities
Long-term Debt Issued	500	-	-	-	500
Long-term Debt Repaid	(200)	(120)	(3)	-	(323)
Dividends Paid	(352)	(475)	(2)	484	(345)
Stock Options Exercised	34	-	-	-	34
Shares Repurchased	-	-	-	-	-
Other Financing Activities	355	(730)	202	-	(173)
Net Cash Provided by (Used in) Financing Activities	337	(1,325)	197	484	(307)

Net Increase (Decrease) in Cash and Cash Equivalents	359	(33)	34	-	360
Cash and Cash Equivalents at Beginning of Period	559	63	47	-	669
Cash and Cash Equivalents at End of Period	$918	$30	$81	$-	$1,029

(a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

CSX CORPORATION
PART II

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

	CSX	CSX
Fiscal Year Ended December 2008(a)	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,093	$2,369	$139	$(708)	$2,893

Investing Activities
Property Additions	-	(1,614)	(105)	-	(1,719)
Purchases of Short-term Investments	(25)	-	-	-	(25)
Proceeds from Sales of Short-term Investments	280	-	-	-	280
Other Investing Activities	569	124	136	(793)	36
Net Cash Provided by (Used in) Investing Activities	824	(1,490)	31	(793)	(1,428)

Financing Activities
Long-term Debt Issued	1,000	351	-	-	1,351
Long-term Debt Repaid	(518)	(121)	(3)	-	(642)
Dividends Paid	(314)	(325)	(27)	358	(308)
Stock Options Exercised	83	-	-	-	83
Shares Repurchased	(1,570)	-	-	-	(1,570)
Other Financing Activities	(337)	(776)	(108)	1,143	(78)
Net Cash Provided by (Used in) Financing Activities	(1,656)	(871)	(138)	1,501	(1,164)

Net Increase (Decrease) in Cash and Cash Equivalents	261	8	32	-	301
Cash and Cash Equivalents at Beginning of Period	298	55	15	-	368
Cash and Cash Equivalents at End of Period	$559	$63	$47	$-	$669

(a) Certain amounts have been adjusted for the retrospective change in accounting policy for rail grinding, see Note 1, Nature of Operations and Significant Accounting Policies.

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2010, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2010, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

CSX CORPORATION
PART II

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements of CSX Corporation and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 18, 2011

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information

    On February 9, 2011, the Compensation Committee of the Board of Directors approved amendments to the CSX Policy Regarding Shareholder Approval of Severance Agreements and authorized management to enter into amended change-in-control agreements with certain executive officers. On February 14, 2011, the Company entered into amended and restated Change-in-Control Agreements (the “Agreements”) with certain of the executive officers identified in Part I of this Form 10-K and will execute agreements with the others in due course. In connection with the Agreements, each of the executive officers agreed to terminate existing change-in-control agreements. The Agreements limit severance amounts to 2.99 times base salary and target annual bonus upon termination of employment in connection with a change-in-control. In addition, the Agreements prohibit reimbursement of any income or excise taxes payable by the executive. The Agreements are effective March 1, 2011 and expire on February 28, 2014. The Company expects to enter into amended and restated agreements with other members of senior management. A form Agreement is attached hereto as Exhibit 10.35.

CSX CORPORATION
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than March 24, 2011 with respect to its 2011 annual meeting of shareholders, except for the information regarding the executive officers of the Company.   Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

 (a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 59.

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

CSX CORPORATION
PART IV

Material Contracts:

10.2**
CSX Directors’ Pre-2005 Deferred Compensation Plan (as amended through January 8, 2008) (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 22, 2008)

10.3**
CSX Directors’ Deferred Compensation Plan effective January 1, 2005 (incorporated herein by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 22, 2008)

10.4**	CSX Directors' Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 4, 1994)

10.5* **	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)

10.6**	Railroad Retirement Benefits Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.13 to the Registrant's Report on Form 10-K filed with the Commission on February 26, 2003)

10.7**	Employment Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed with the Commission on July 30, 2003)

10.8**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 of the Registrant's Report on Form 10-K filed with the Commission on March 4, 2002)

10.9**
Deferred Compensation Program for Executives of CSX Corporation and Affiliated Companies (as amended through January 1, 1998) (incorporated herein by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 10, 2004)

10.10**
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

10.14**	Senior Executive Incentive Compensation Plan (incorporated herein by reference to Appendix B to the Registrant's Definitive Proxy Statement filed with the Commission on March 17, 2000)

10.15**
CSX Omnibus Incentive Plan (as Amended through December 12, 2007)(incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 22, 2008)

10.16
Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

10.17
Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.18
Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.19
Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC. (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated March 1, 2001)

10.20
Amendment No. 4, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004)

CSX CORPORATION
PART IV

10.21
Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.22
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.23
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.24
Shared Assets Area Operating Agreement for southern Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.25
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.26
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.27**
Employment Agreement with David A. Brown, dated as of January 1, 2010  (incorporated herein by reference to Exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 19, 2010)

10.28**	Restricted Stock Award Agreement with David A. Brown (incorporated herein by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 19, 2010)
10.29**	Restricted Stock Award Agreement with Lisa A. Mancini (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 19, 2010)

CSX CORPORATION
PART IV
10.30	Revolving Credit Agreement, dated May 4, 2006 (incorporated herein by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 9, 2006)

10.31**	Long-term Incentive Plan, dated May 6, 2008 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 9, 2008)

10.32	Long-term Incentive Plan, dated May 5, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2009)

10.33	Long-term Incentive Plan effective May 5, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010

10.34	CSX Stock and Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

10.35*	2010 Form of Change-in-Control Agreement with executive officers

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31*	Rule 13a-14(a) Certifications

32*	Section 1350 Certifications

99*	Annual CEO Certification pursuant to NYSE Rule 303A.12(a)

101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 31, 2010, December 25, 2009 and December 26, 2008, (ii) Consolidated Balance Sheets at December 31, 2010 and December 25, 2009, (iii) Consolidated Cash Flow Statements for the fiscal periods ended December 31, 2010, December 25, 2009 and December 26, 2008 and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
Note: Items not filed herewith have been submitted in previous SEC filings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
                                                                            (Registrant)

         By:   /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 18, 2011

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 18, 2011.

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
Pamela L. Carter

*	Director
Steven T. Halverson

*	Director
Edward J. Kelly, III

*	Director
Gilbert H. Lamphere

*	Director
John D. McPherson

*	Director
Timothy T. O'Toole

*	Director
David M. Ratcliffe

*	Director
Donald J. Shepard