Form 10-Q
period 2011-04-01
CSX CORP
filed 2011-04-20
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

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
Yes (  )    No (X)

There were 367,588,231 shares of common stock outstanding on April 1, 2011 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2011
INDEX

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements……………………………………………………………………………......................................................................................................	3

	Consolidated Income Statements (Unaudited) -
	Quarters Ended April 1, 2011 and March 26, 2010…………………………….........................................................................................................................	3

	Consolidated Balance Sheets -
	At April 1, 2011 (Unaudited) and December 31, 2010………………………............................................................................................................................	4

	Consolidated Cash Flow Statements (Unaudited) -
	Quarters Ended April 1, 2011 and March 26, 2010…………………………….........................................................................................................................	5

	Notes to Consolidated Financial Statements (Unaudited)……………………...........................................................................................................................	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations …………………………………………………………………….......................................................................................................	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk……………….............................................................................................................................	38

Item 4.	Controls and Procedures……………………………………………………………………….......................................................................................................	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings…………………………………………………………………………………..................................................................................................	38

Item 1A.	Risk Factors………………………………………………………………………………………….................................................................................................	39

Item 2.	CSX Purchases of Equity Securities………………………………………………………............................................................................................................	40

Item 3.	Defaults upon Senior Securities……………………………………………………………...........................................................................................................	41

Item 4.	Removed and Reserved………………………………………………………………………….....................................................................................................	41

Item 5.	Other Information…………………………………………………………………………………...................................................................................................	41

Item 6.	Exhibits………………………………………………………………………………………………….............................................................................................	41

Signature	…………………………………………………………………………………………………….......................................................................................................	42

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, Except Per Share Amounts)

	First Quarters
	2011	2010

Revenue	$2,810	$2,491
Expense
Labor and Fringe	765	729
Materials, Supplies and Other	530	519
Fuel	402	283
Depreciation	243	228
Equipment and Other Rents	97	100
Total Expense	2,037	1,859

Operating Income	773	632

Interest Expense	(140)	(142)
Other Income - Net (Note 8)	5	11
Earnings Before Income Taxes	638	501

Income Tax Expense (Note 9)	(243)	(196)
Net Earnings	$395	$305

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$1.07	$0.78
Net Earnings Per Common Share, Assuming Dilution	$1.06	$0.78

Average Common Shares Outstanding (Thousands)	369,349	391,079
Average Common Shares Outstanding, Assuming Dilution (Thousands)	371,586	394,323

Cash Dividends Paid Per Common Share	$0.26	$0.24

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, Except Per Share Amounts)

	(Unaudited)
	April 1,	December 31,
	2011	2010

ASSETS
Current Assets
Cash and Cash Equivalents	$534	$1,292
Short-term Investments	56	54
Accounts Receivable - Net (Note 1)	1,068	993
Materials and Supplies	237	218
Deferred Income Taxes	174	192
Other Current Assets	102	106
Total Current Assets	2,171	2,855

Properties	32,360	32,065
Accumulated Depreciation	(8,445)	(8,266)
Properties - Net	23,915	23,799

Investment in Conrail	676	673
Affiliates and Other Companies	464	461
Other Long-term Assets	351	353
Total Assets	$27,577	$28,141

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,024	$1,046
Labor and Fringe Benefits Payable	336	520
Casualty, Environmental and Other Reserves (Note 4)	174	176
Current Maturities of Long-term Debt (Note 7)	503	613
Income and Other Taxes Payable	93	85
Other Current Liabilities	92	97
Total Current Liabilities	2,222	2,537

Casualty, Environmental and Other Reserves (Note 4)	491	502
Long-term Debt (Note 7)	7,637	8,051
Deferred Income Taxes	7,182	7,053
Other Long-term Liabilities	1,289	1,298
Total Liabilities	18,821	19,441

Common Stock $1 Par Value	368	370
Other Capital	-	-
Retained Earnings	9,134	9,087
Accumulated Other Comprehensive Loss (Note 1)	(760)	(771)
Noncontrolling Interest	14	14
Total Shareholders' Equity	8,756	8,700
Total Liabilities and Shareholders' Equity	$27,577	$28,141

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
 (Dollars in millions)

	First Quarters
	2011	2010

OPERATING ACTIVITIES
Net Earnings	$395	$305
Adjustments to Reconcile Net Earnings to Net Cash Provided
by Operating Activities:
Depreciation	243	228
Deferred Income Taxes	137	46
Other Operating Activities	(1)	64
Changes in Operating Assets and Liabilities:
Accounts Receivable	(75)	24
Other Current Assets	(35)	(34)
Accounts Payable	(17)	(26)
Income and Other Taxes Payable	40	125
Other Current Liabilities	(181)	12
Net Cash Provided by Operating Activities	506	744

INVESTING ACTIVITIES
Property Additions	(390)	(328)
Other Investing Activities	14	18
Net Cash Used in Investing Activities	(376)	(310)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	(524)	(17)
Dividends Paid	(96)	(93)
Stock Options Exercised (Note 3)	19	6
Shares Repurchased	(300)	(229)
Other Financing Activities	13	(137)
Net Cash Used in Financing Activities	(888)	(470)

Net Decrease in Cash and Cash Equivalents	(758)	(36)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,292	1,029
Cash and Cash Equivalents at End of Period	$534	$993

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
(Unaudited)

NOTE 1.                      Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarter ended April 1, 2011 and March 26, 2010;

•	Consolidated balance sheets at April 1, 2011 and December 31, 2010; and

•	Consolidated cash flow statements for the quarter ended April 1, 2011 and March 26, 2010.

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•
The first fiscal quarter of 2011 and 2010 consisted of 13 weeks from January 1, 2011 through April 1, 2011 and December 26, 2009 through March 26, 2010, respectively.  The first week of fiscal year 2010 included a holiday week and is typically a lower volume week.

•	Fiscal year 2010 consisted of 53 weeks beginning December 26, 2009 through December 31, 2010. Therefore, the fourth quarter 2010 consisted of 14 weeks.

•	Fiscal year 2011 will consist of 52 weeks beginning January 1, 2011 through December 30, 2011.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX’s fiscal periods ending April 1, 2011 and March 26, 2010, and references to year-end indicate the fiscal year ended December 31, 2010.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.                      Nature of Operations and Significant Accounting Policies, continued

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”) in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of tax and were $406 million and $317 million for first quarters 2011 and 2010, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments and reduced overall equity by $760 million and $771 million as of first quarter 2011 and December 2010, respectively.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account.  Allowance for doubtful accounts of $38 million is included in the consolidated balance sheets as of first quarter 2011 and December 2010.

Other Items

Retained Earnings

During first quarter 2011, CSX's other capital balance was reduced to zero as a result of share repurchases. In accordance with the Equity Topic in the ASC, other capital cannot be negative.  Therefore, a reclassification of $248 million was made between retained earnings and other capital to bring the other capital balance to zero.  Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.                      Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2011	2010
Numerator (Dollars in millions):
Net Earnings	$395	$305

Denominator (Units in thousands):
Average Common Shares Outstanding	369,349	391,079
Other Potentially Dilutive Common Shares(a)	2,237	3,244
Average Common Shares Outstanding, Assuming Dilution	371,586	394,323

Net Earnings Per Share, Basic	$1.07	$0.78
Net Earnings Per Share, Assuming Dilution	$1.06	$0.78

(a)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a management incentive compensation plan.

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

Other potentially dilutive common shares include convertible debt, stock options, stock option common stock equivalents and performance units granted under a management incentive compensation plan.  When calculating diluted earnings per share for stock option common stock equivalents, the Earnings Per Share Topic in the ASC requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised.   This is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent.  This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation.  All stock options were dilutive for the periods presented; therefore, no stock options were excluded from the diluted earnings per share calculation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.                      Earnings Per Share, continued

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During first quarters 2011 and 2010, approximately $55 thousand and $3 million of face value of convertible debentures were converted into 2 thousand and 95 thousand shares of CSX common stock, respectively.  As of first quarter 2011, approximately $10 million of convertible debentures at face value remained outstanding, which are convertible into approximately 357 thousand shares of CSX common stock.

NOTE 3.                      Share-Based Compensation

Under CSX share-based compensation plans, awards primarily consist of performance grants, restricted stock awards, restricted stock units, stock options and stock plans for directors.  CSX has not granted stock options since 2003.  Awards granted under the various plans are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Board of Directors approves awards granted to the Company’s non-management directors upon recommendation of the Governance Committee.

Total pre-tax expense associated with all share-based compensation and its related income tax benefit is as follows:

	First Quarters
(Dollars in millions)	2011	2010
Share-Based Compensation Expense (a)	$12	$23
Income Tax Benefit	4	9

(a)	Share-based compensation expense may fluctuate with estimates of the number of performance-based awards that are expected to be awarded in future periods.

The following table provides information about stock options exercised.

	First Quarters
(In thousands)	2011	2010

Number of Stock Options Exercised	1,093	359

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of first quarter 2011, CSX had approximately 2 million stock options outstanding.  However, the impact of options to diluted earnings per share is much smaller.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.                      Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves are considered critical accounting estimates that involve significant management judgments. They are provided for in the consolidated balance sheets as follows:

	April 1, 2011			December 31, 2010
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$178	$256	$78	$176	$254
Occupational	10	31	41	10	30	40
Asbestos	9	65	74	9	72	81
Total Casualty	97	274	371	97	278	375
Separation	16	40	56	16	44	60
Environmental	37	67	104	37	70	107
Other	24	110	134	26	110	136
Total	$174	$491	$665	$176	$502	$678

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

Occupational & Asbestos

Occupational claims arise from allegations of exposure to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss. Also, asbestos claims are from employees alleging exposure to asbestos in the workplace.

An analysis of occupational and asbestos claims is performed semi-annually by a third-party specialist and is reviewed by management.  The methodology used includes estimates of future anticipated incurred but not reported claims based on the Company’s trends in average historical claim filing rates, future anticipated dismissal rates and future settlement rates.  Actual claims may vary from these estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

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

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense/ (income) related to net benefit expense:

	Pension Benefits		Other Post-retirement Benefits
(Dollars in millions)	First Quarters		First Quarters
	2011	2010	2011	2010
Service Cost	$10	$10	$1	$1
Interest Cost	30	31	3	5
Expected Return on Plan Assets	(39)	(41)	-	-
Amortization of Net Loss	18	15	1	2
Amortization of Prior Service Cost	-	1	-	-
Total Expense	$19	$16	$5	$8

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of first quarter 2011 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt at December 2010	$613	$8,051	$8,664
2011 activity:
Long-term debt repaid	(524)	-	(524)
Reclassifications	414	(414)	-
Long-term debt at first quarter 2011	$503	$7,637	$8,140

For fair value information related to the Company’s long-term debt, see Note 10, Fair Value Measurements.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a syndicate of banks. With the approval of the lending banks, CSX may increase its total borrowing capacity under the $1.25 billion facility by $500 million, or up to $1.75 billion.  The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX’s senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of first quarter 2011, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  The current facility expires in May 2012 and the Company plans to renew or replace this facility prior to its expiration.

Receivables Securitization Facility

The Company’s $250 million receivables securitization facility has a 364-day term and expires in December 2011.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity.  As of the date of this filing, the Company has no outstanding balances under this facility.  Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.                      Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense.  Other income – net consisted of the following:

	First Quarters
(Dollars in millions)	2011	2010
Interest Income	$1	$1
Income from Real Estate	3	7
Miscellaneous Income	1	3
Total Other Income - Net	$5	$11

NOTE 9.                      Income Taxes

During last year’s first quarter, the Patient Protection and Affordable Care Act was enacted and signed into law.  This act included a provision eliminating the tax deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage.  As a result of this legislation and the Health Care and Education Reconciliation Act of 2010, the Company recorded tax expense of $7 million in last year’s quarter.

There have been no material changes to the balance of unrecognized tax benefits during first quarter 2011.

NOTE 10.                                Fair Value Measurements

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.                                Fair Value Measurements, continued

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

Investments

The Company’s investment assets, valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value, on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC.  Level 1 inputs were used to determine fair value of the Company’s investment assets.  The fair value and amortized cost of these bonds are as follows:

(Dollars in Millions)	April 2011	December 2010
Fair Value	$129	$123
Amortized Cost	$128	$121

These investments have the following maturities:

(Dollars in Millions)	April 2011	December 2010
Less than 1 year	$46	$44
1 - 2 years (a)	42	45
2 - 5 years (b)	41	31
Greater than 5 years	-	3
Total	$129	$123

(a)	The 1-2 year category includes callable bonds of approximately $5 million for both 2011 and 2010, which are classified as short-term investments on the consolidated balance sheet.

(b)	The 2-5 year category includes callable bonds of approximately $5 million for both 2011 and 2010, which are classified as short-term investments on the consolidated balance sheet.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.                                Fair Value Measurements, continued

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

(Dollars in Millions)	April 2011	December 2010
Long-term Debt Including Current Maturities:
Fair Value	$9,031	$9,624
Carrying Value	$8,140	$8,664

NOTE 11.                      Summarized Consolidating Financial Data

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

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                      Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2011	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$2,794	$44	$(28)	$2,810
Expense	(65)	2,142	(12)	(28)	2,037
Operating Income	65	652	56	-	773

Equity in Earnings of Subsidiaries	452	-	-	(452)	-
Interest Expense	(126)	(23)	(14)	23	(140)
Other Income - Net	4	3	21	(23)	5

Earnings Before Income Taxes	395	632	63	(452)	638
Income Tax Expense	-	(241)	(2)	-	(243)
Net Earnings	$395	$391	$61	$(452)	$395

First Quarter 2010	CSX Corporation	CSX Transportation	Other	Eliminations	Consolidated
Revenue	$-	$2,152	$365	$(26)	$2,491
Expense	(37)	1,607	315	(26)	1,859
Operating Income	37	545	50	-	632

Equity in Earnings of Subsidiaries	397	-	(36)	(361)	-
Interest Expense	(126)	(28)	(6)	18	(142)
Other Income - Net	6	18	5	(18)	11

Earnings Before Income Taxes	314	535	13	(361)	501
Income Tax Benefit (Expense)	(9)	(209)	22	-	(196)
Net Earnings	$305	$326	$35	$(361)	$305

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                      Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)

	CSX	CSX
As of First Quarter 2011	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$421	$44	$69	$-	$534
Short-term Investments	-	-	56	-	56
Accounts Receivable - Net	7	974	727	(640)	1,068
Materials and Supplies	-	237	-	-	237
Deferred Income Taxes	-	168	6	-	174
Other Current Assets	58	71	2	(29)	102
Total Current Assets	486	1,494	860	(669)	2,171

Properties	8	30,818	1,534	-	32,360
Accumulated Depreciation	(8)	(7,562)	(875)	-	(8,445)
Properties - Net	-	23,256	659	-	23,915

Investments in Conrail	-	-	676	-	676
Affiliates and Other Companies	-	599	(135)	-	464
Investments in Consolidated Subsidiaries	16,548	-	53	(16,601)	-
Other Long-term Assets	169	109	606	(533)	351
Total Assets	$17,203	$25,458	$2,719	$(17,803)	$27,577

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	93	904	30	(3)	1,024
Labor and Fringe Benefits Payable	32	302	2	-	336
Payable to (from) Affiliates	997	(172)	(188)	(637)	-
Casualty, Environmental and Other Reserves	-	160	14	-	174
Current Maturities of Long-term Debt	409	91	3	-	503
Income and Other Taxes Payable	382	146	(435)	-	93
Other Current Liabilities	-	91	30	(29)	92
Total Current Liabilities	1,913	1,522	(544)	(669)	2,222

Casualty, Environmental and Other Reserves	-	397	94	-	491
Long-term Debt	6,415	1,221	1	-	7,637
Deferred Income Taxes	(306)	7,353	135	-	7,182
Long-term Payable to Affiliates	-	-	533	(533)	-
Other Long-term Liabilities	439	521	329	-	1,289
Total Liabilities	$8,461	$11,014	$548	$(1,202)	$18,821

Shareholders' Equity
Common Stock, $1 Par Value	368	181	-	(181)	368
Other Capital	-	5,645	1,978	(7,623)	-
Retained Earnings	9,134	8,660	206	(8,866)	9,134
Accumulated Other Comprehensive Loss	(760)	(64)	(61)	125	(760)
Noncontrolling Interest	-	22	48	(56)	14
Total Shareholders' Equity	8,742	14,444	2,171	(16,601)	8,756
Total Liabilities and Shareholders' Equity	$17,203	$25,458	$2,719	$(17,803)	$27,577

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                      Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)

	CSX	CSX
As of December 2010	Corporation	Transportation	Other	Eliminations	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,100	$118	$74	$-	$1,292
Short-term Investments	-	-	54	-	54
Accounts Receivable - Net	5	903	618	(533)	993
Materials and Supplies	-	218	-	-	218
Deferred Income Taxes	15	171	6	-	192
Other Current Assets	46	56	36	(32)	106
Total Current Assets	1,166	1,466	788	(565)	2,855

Properties	8	30,557	1,500	-	32,065
Accumulated Depreciation	(8)	(7,405)	(853)	-	(8,266)
Properties - Net	-	23,152	647	-	23,799

Investments in Conrail	-	-	673	-	673
Affiliates and Other Companies	-	595	(134)	-	461
Investment in Consolidated Subsidiaries	16,278	-	53	(16,331)	-
Other Long-term Assets	174	110	602	(533)	353
Total Assets	$17,618	$25,323	$2,629	$(17,429)	$28,141

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	116	904	28	(2)	1,046
Labor and Fringe Benefits Payable	42	431	47	-	520
Payable to Affiliates	894	(86)	(277)	(531)	-
Casualty, Environmental and Other Reserves	-	161	15	-	176
Current Maturities of Long-term Debt	517	94	2	-	613
Income and Other Taxes Payable	377	109	(401)	-	85
Other Current Liabilities	-	96	33	(32)	97
Total Current Liabilities	1,946	1,709	(553)	(565)	2,537

Casualty, Environmental and Other Reserves	-	411	91	-	502
Long-term Debt	6,815	1,235	1	-	8,051
Deferred Income Taxes	(293)	7,228	118	-	7,053
Long-term Payable to Affiliates	-	-	533	(533)	-
Other Long-term Liabilities	464	525	309	-	1,298
Total Liabilities	$8,932	$11,108	$499	$(1,098)	$19,441

Shareholders' Equity
Common Stock, $1 Par Value	370	181	-	(181)	370
Other Capital	-	5,634	1,978	(7,612)	-
Retained Earnings	9,087	8,443	165	(8,608)	9,087
Accumulated Other Comprehensive Loss	(771)	(65)	(61)	126	(771)
Noncontrolling Minority Interest	-	22	48	(56)	14
Total Shareholders' Equity	8,686	14,215	2,130	(16,331)	8,700
Total Liabilities and Shareholders' Equity	$17,618	$25,323	$2,629	$(17,429)	$28,141

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.                      Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)

	CSX	CSX
First Quarter 2011	Corporation	Transportation	Other	Eliminations	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$161	$720	$(201)	$(174)	$506

Investing Activities
Property Additions	-	(355)	(35)	-	(390)
Other Investing Activities	(13)	(85)	(6)	118	14
Net Cash Used in Investing Activities	(13)	(440)	(41)	118	(376)

Financing Activities
Long-term Debt Repaid	(507)	(16)	(1)	-	(524)
Dividends Paid	(98)	(170)	2	170	(96)
Stock Options Exercised	19	-	-	-	19
Shares Repurchased	(300)	-	-	-	(300)
Other Financing Activities	59	(168)	236	(114)	13
Net Cash (Used in) Provided by Financing Activities	(827)	(354)	237	56	(888)

Net Decrease in Cash and Cash Equivalents	(679)	(74)	(5)	-	(758)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	-	1,292
Cash and Cash Equivalents at End of Period	$421	$44	$69	$-	$534

	CSX	CSX
First Quarter 2010	Corporation	Transportation	Other	Eliminations	Consolidated
Operating Activities
Net Cash Provided by Operating Activities	$98	$594	$52	$-	$744

Investing Activities
Property Additions	-	(308)	(20)	-	(328)
Other Investing Activities	2	(79)	7	88	18
Net Cash (Used in) Provided by Investing Activities	2	(387)	(13)	88	(310)

Financing Activities
Long-term Debt Repaid	-	(16)	(1)	-	(17)
Dividends Paid	(95)	-	2	-	(93)
Stock Options Exercised	6	-	-	-	6
Shares Repurchased	(229)	-	-	-	(229)
Other Financing Activities	139	(160)	(28)	(88)	(137)
Net Cash Used in Financing Activities	(179)	(176)	(27)	(88)	(470)

Net Increase (Decrease) in Cash and Cash Equivalents	(79)	31	12	-	(36)
Cash and Cash Equivalents at Beginning of Period	918	30	81	-	1,029
Cash and Cash Equivalents at End of Period	$839	$61	$93	$-	$993

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

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend improvements and share repurchases.  In 2011, the Company plans to invest $2.0 billion to sustain core infrastructure and rolling stock, support various strategic investments and fund Positive Train Control (“PTC”) implementation costs.  Key terminal expansions and infrastructure projects are important components of CSX’s investment strategy.  Strategic investments through public-private partnerships, including the National Gateway initiative, will provide enhanced transit times and improved service for customers.

The National Gateway is a multi-year infrastructure initiative which will increase intermodal capacity on key corridors between Mid-Atlantic ports and the Midwest.  Total project costs are approximately $850 million, of which the Company has already committed approximately $400 million.  A key component of this initiative is the Company’s new Northwest Ohio intermodal terminal that became operational during the first quarter 2011. This high-capacity terminal expands service offerings to customers as well as improves market access to and from east coast ports. In addition, this terminal utilizes environmentally-friendly technology to further enhance the benefits freight rail provides.

These long-term investments provide a foundation for volume growth, productivity as well as safe and reliable operations.  To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company’s rail service would be reflected in any potential new legislation or policies.

In addition to investing in its network, CSX continues to return value to its shareholders in the form of dividends, which the Company has increased eight times over the last five years.  CSX also completed its multi-year $3 billion share repurchase program during first quarter 2011.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2011 HIGHLIGHTS

•	Revenue increased $319 million or 13% to $2.8 billion driven by increases in volume, core pricing gains and higher fuel recovery.

•	Expenses increased $178 million or 10% to $2.0 billion primarily driven by higher fuel prices.

•	Operating income increased $141 million or 22% to $773 million and operating ratio improved to 72.5%, which are both first quarter records.

	First Quarters
(in thousands)	2011	2010
Volume	1,592	1,486

(in millions)
Revenue	$2,810	$2,491
Expense	2,037	1,859
Operating Income	$773	$632

Operating Ratio	72.5%	74.6%

CSX first quarter results reflect continued strong year-over-year volume and revenue growth as demand for rail service increased and due to the improving economy.  Revenue increased 13% from the prior year with volume higher in almost all markets with the greatest increases in automotive, emerging markets and intermodal.  This volume gain of 7% along with ongoing emphasis on pricing above rail inflation and higher fuel recovery associated with the increase in fuel prices drove revenue-per-unit increases in most markets.

While revenue grew 13%, expenses increased only 10%, versus the prior year quarter.  Total fuel costs increased $119 million primarily due to higher fuel prices and contributed to the 10% increase in total expense.  Volume-related expenses, inflation and other costs also contributed to this increase.  Excluding the rise in total fuel costs, total expenses only increased 4% year over year.

For additional information, refer to Results of Operations discussed on pages 30 through 32.

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

The Company continued to advance its efforts on safety during first quarter 2011.  The FRA reportable personal injuries frequency index improved to an all-time low company record of 0.78, a 5% improvement over 2010. The reported FRA train accident frequency rate decreased 24% to 2.57.

Overall, network reliability and service were resilient during the first quarter of 2011.  However, key service measures in first quarter 2011 declined versus 2010.  This decline was primarily driven by weather impacts to the merchandise market, which is one of the Company’s three major markets.  On-time train originations and arrivals declined to 66% and 59%, respectively.  Dwell time increased to 26.6 hours from 25.8 hours in first quarter 2010.  Average train velocity declined 2% to 20.5 miles per hour.  The Company has taken steps to improve this performance, including adding labor and locomotive resources to the system.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		First Quarters
		2011	2010	Improvement/ (Decline)%

Safety and	FRA Personal Injury Frequency Index	0.78	0.82	5%
Service
Measurements	FRA Train Accident Rate	2.57	3.36	24%

	On-Time Train Originations	66%	69%	(4)%
	On-Time Destination Arrivals	59%	67%	(12)%

	Dwell	26.6	25.8	(3)%
	Cars-On-Line	212,418	214,845	1%

	Train Velocity	20.5	20.9	(2)%

				Increase/ (Decrease)
Resources	Route Miles	21,050	21,189	(1)%
	Locomotives (owned and long-term leased)	4,076	4,067	-%
	Freight Cars (owned and long-term leased)	78,518	82,452	(5)%

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

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

	First Quarters
	2011	2010	$ Change	% Change

Revenue	$2,810	$2,491	$319	13%
Expense
Labor and Fringe	765	729	36	5
Materials, Supplies and Other	530	519	11	2
Fuel	402	283	119	42
Depreciation	243	228	15	7
Equipment and Other Rents	97	100	(3)	(3)
Total Expense	2,037	1,859	178	10
Operating Income	$773	$632	$141	22
Interest Expense	(140)	(142)	2	(1)
Other Income - Net	5	11	(6)	(55)
Income Tax Expense	(243)	(196)	(47)	24
Net Earnings	$395	$305	$90	30

Earnings Per Diluted Share	$1.06	$0.78	$0.28	36%

Operating Ratio	72.5%	74.6%	210 bps

Volume and Revenue (Unaudited)(a)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
First Quarters

	Volume			Revenue			Revenue Per Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Agricultural
Agricultural Products	109	114	(4)%	$260	$267	(3)%	$2,385	$2,342	2%
Phosphates and Fertilizers	83	79	5	136	123	11	1,639	1,557	5
Food and Consumer	25	25	-	63	59	7	2,520	2,360	7
Industrial
Chemicals	117	112	4	394	351	12	3,368	3,134	7
Automotive	89	74	20	219	170	29	2,461	2,297	7
Metals	67	61	10	148	128	16	2,209	2,098	5
Housing and Construction
Emerging Markets	95	85	12	145	130	12	1,526	1,529	-
Forest Products	69	63	10	161	140	15	2,333	2,222	5
Total Merchandise	654	613	7	1,526	1,368	12	2,333	2,232	5

Coal	385	373	3	879	736	19	2,283	1,973	16

Intermodal(b)	553	500	11	332	319	4	600	638	(6)

Other	-	-	-	73	68	7	-	-	-

Total	1,592	1,486	7%	$2,810	$2,491	13%	$1,765	$1,676	5%

(a)	Prior periods have been reclassified to conform to current presentation.

(b)	The revenue-per-unit decline was primarily driven by the continued impact of terminating the prior purchased transportation agreement.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2011 Results of Operations

The Company achieved strong year-over-year volume and revenue growth as demand for rail service increased and economic conditions continued to improve.  Volume was higher in almost all markets with the greatest volume increases in automotive, emerging markets and intermodal.  Ongoing emphasis on pricing above rail inflation, along with higher fuel recovery associated with the increase in fuel prices drove revenue-per-unit increases in most markets.

Merchandise

Agricultural

Agricultural Products – Volume declined as feed shipments were lower year over year primarily due to a surge in exports last year as a result of the drought in South America.

Phosphates and Fertilizers – Domestic demand was strong for fertilizers as farmers increased application to improve crop yields.  Export demand was also strong with recovery in exports to Central and South America after last year’s drought.

Food and Consumer – Volume was flat as strength in truckload conversions of refrigerated products (driven by higher fuel prices) and continued consumer demand for alcoholic beverages was offset by lower shipments of canned goods.

Industrial

Chemicals – Growth occurred across most chemicals markets reflecting improvement in demand for intermediate products used in manufacturing automobiles and consumer goods.  Specifically, many plastics and chemicals are key inputs in the production of both durable and nondurable goods, as well as packaging.

Automotive – Strong growth was due to the continued increase in North American light-vehicle production driven by higher sales.

Metals – Volume growth was driven by continued increased shipments of sheet steel for auto production and increases in scrap steel resulting from higher steel production.

Housing and Construction

Emerging Markets – Volume increased driven by improved shipments of aggregates (which include crushed stone, sand and gravel) and waste as a result of overall market growth due to the improving economy.

Forest Products – Volume increased despite the weakness in construction-related markets with strength in shipments of pulp board and paper used in packaging for consumer products.

CSX CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Coal

Growth was driven by higher export shipments due to greater demand for U.S. coal in Europe, Asia and South America.  Utility coal shipments were weakened as electrical generation declined in the eastern U.S., most significantly in the Southeast.  Also contributing to this decline, natural gas prices continued to remain at low levels and utility stockpiles remained at or slightly above normal levels.  The increase in revenue per unit was driven by improved yield and positive mix.

Intermodal

Strength in volume was primarily driven by increased customer demand, the improving U.S. economy and new international gains as a result of the intermodal portfolio of service and network offerings.  The revenue-per-unit decline was driven by the continued impact of terminating the prior purchase transportation agreement in 2010 and was partially offset by an improved pricing environment and increased fuel recovery due to higher fuel prices.

Expense

Expenses increased $178 million from last year’s first quarter.  Significant variances are described below.

Labor and Fringe expense increased $36 million primarily due to inflation of $23 million.  Volume-related and other expenses were $13 million higher during the quarter.

Materials, Supplies and Other expense increased $11 million due to:

•	Volume-related, inflation and other expenses were $31 million higher during the quarter.

•	Prior year insurance and legal recoveries of $17 million that did not repeat in the current quarter.

•	Offsetting these increases was reductions of $37 million related to the impact of terminating the prior intermodal purchased transportation agreement in the prior year.

Fuel expense increased $119 million primarily due to a 36% increase in average price per gallon as well as higher volume.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Interest Expense

          Interest expense decreased $2 million primarily due to lower interest rates partially offset by higher average debt balances.

Other Income

Other income decreased $6 million primarily due to lower real estate sales.

Income Tax Expense

Income tax expense increased $47 million to $243 million primarily due to higher earnings in first quarter 2011.

Net Earnings

    Net earnings increased $90 million to $395 million and earnings per diluted share increased $0.28 to $1.06 driven by the after-tax impact of business results due to revenue growth offset mainly by higher fuel expense.  Also, as the Company has continued to buy back shares, there were fewer shares outstanding.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent Annual Report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets and liabilities plus shareholders’ equity decreased $564 million from year end.  This decrease was driven by cash used for property additions of $390 million, debt payments of $524 million as well as total share repurchases of $300 million offset by cash generated from operating activities.

Consolidated Cash Flow Statements

    Cash provided by operating activities decreased $238 million in first quarter 2011 compared to last year’s quarter primarily as a result of higher payroll-related payments due to the timing of this year's quarter-end and higher incentive compensation payouts. This decrease was slightly offset by the net impact of bonus depreciation on tax accruals.  More cash was used for investing activities mainly due to a $62 million increase in property additions compared to last year’s quarter.  Cash used for financing activities increased $418 million due to higher debt repayments in 2011 versus last year.

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Working Capital

As of the end of the first quarter, CSX had $534 million of cash and cash equivalents.  CSX also has a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  The current facility expires in May 2012 and the Company plans to renew or replace this facility prior to its expiration.  CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividend payments to shareholders and repurchases of CSX common stock.

The Company’s $250 million receivables securitization facility has a 364-day term and expires in December 2011.  The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity.  As of the date of this filing, the Company has no outstanding balances under this facility.  Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary.  A separate subsidiary of CSX will service the receivables.  Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital deficit of $51 million as of the end of first quarter 2011 and a working capital surplus of $318 million as of December 2010.  The decline since December 2010 is primarily due to cash used for property additions of $390 million and total share repurchases of $300 million in first quarter 2011 offset by cash from operations.  A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above.  The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due.  Furthermore, CSX has sufficient financial capacity, including its revolving credit facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations.  The Company from time to time accesses the credit markets for additional liquidity.

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

CSX CORPORATION
ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements.  The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials,  taxation, including the outcome of tax claims and litigation, the potential enactment of initiatives to further regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

•	the outcome of litigation and claims, including, but not limited to, those related to fuel surcharge, environmental matters, taxes, personal injuries and occupational illnesses;

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
PART I

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX’s most recent Annual Report on Form 10-K.

ITEM 4.  CONTROLS AND PROCEDURES

As of April 1, 2011, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of April 1, 2011, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Fuel Surcharge Antitrust Litigation

There were no material developments during the quarter concerning the fuel surcharge antitrust litigation. For further details, see Item 3, Legal Proceedings in Part I of CSX’s most recent Annual Report on Form 10-K.

Environmental Settlement

During first quarter 2011, CSXT entered into an agreement in principle with the State of Ohio Attorney General (“OAG”) in settlement of alleged claims pertaining to state water pollution violations dating back to 2006.  Without admitting the allegations, CSXT agreed to pay a civil penalty of $200 thousand.  CSXT will also make a $150 thousand payment to the Ohio Environmental Protection Agency’s Surface Water Improvement Fund for a supplemental environmental project.  The settlement agreement is embodied in a consent order negotiated between CSXT and OAG.  The consent order is subject to public notice and comment and judicial approval.

CSX CORPORATION
PART II

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
PART II

ITEM 2.  CSX Purchases of Equity Securities

CSX is required to disclose any purchases of its own common stock for the most recent quarter.  CSX purchases its own shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan which covers certain union employees.

During first quarter 2011, CSX repurchased a total of $300 million of its common shares.  These repurchases included the remaining $298 million of share repurchases under the Company’s existing share repurchase program.  Also, it included shares purchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.  Since March 2008, CSX has completed approximately $3 billion in share repurchases and has exhausted the current repurchase authority.

	CSX Purchases of Equity Securities for the Quarter

Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$298,286,880

January
(January 1, 2011 - January 28, 2011)	796,060	$68.61	771,500	245,422,311

February
(January 29, 2011 - February 25, 2011)	1,624,840	72.01	1,624,600	128,440,283

March
(February 26, 2011 - April 1, 2011)	1,721,960	74.58	1,721,800	20,610

Ending Balance	4,142,860	$72.42	4,117,900	$20,610

 (a) The difference of 24,960 shares between the “Total Number of Shares Purchased” and the “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs” for the quarter represents shares purchased to fund the Company’s contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION
PART II

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibits

31*           Rule 13a-14(a) Certifications.

32*           Section 1350 Certifications.

101*
The following financial information from CSX Corporation’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2011 filed with the SEC on April 21, 2011, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended April 1, 2011 and March 26, 2010, (ii) consolidated balance sheets at April 1, 2011 and December 31, 2010, (iii) consolidated cash flow statements for the fiscal periods ended April 1, 2011 and March 26, 2010, and (iv) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CSX CORPORATION
(Registrant)

By:            /s/ Carolyn T. Sizemore
        Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: April 20, 2011