Form 10-Q
period 2011-07-01
CSX CORP
filed 2011-07-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

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
Yes ( ) No (X)
There were 1,095,281,506 shares of common stock outstanding on July 1, 2011 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 1, 2011

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2011	2010	2011	2010

Revenue	$3,019	$2,663	$5,829	$5,154
Expense
Labor and Fringe	764	721	1,529	1,450
Materials, Supplies and Other	557	551	1,087	1,070
Fuel	431	304	833	587
Depreciation	246	230	489	458
Equipment and Other Rents	95	89	192	189
Total Expense	2,093	1,895	4,130	3,754

Operating Income	926	768	1,699	1,400

Interest Expense	(134)	(135)	(274)	(277)
Other Income - Net (Note 8)	—	9	5	20
Earnings Before Income Taxes	792	642	1,430	1,143

Income Tax Expense (Note 9)	(286)	(228)	(529)	(424)
Net Earnings	$506	$414	$901	$719

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.46	$0.36	$0.81	$0.62
Net Earnings Per Share, Assuming Dilution	$0.46	$0.36	$0.81	$0.61

Average Shares Outstanding (In millions)	1,102	1,149	1,105	1,161
Average Shares Outstanding, Assuming Dilution (In millions)	1,109	1,159	1,112	1,171

Cash Dividends Paid Per Common Share	$0.12	$0.08	$0.21	$0.16

All share and per share data were retroactively restated to reflect the stock split effective May 31, 2011.

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	July 1, 2011	December 31, 2010

ASSETS
Current Assets
Cash and Cash Equivalents	$1,252	$1,292
Short-term Investments	43	54
Accounts Receivable - Net (Note 1)	1,112	993
Materials and Supplies	251	218
Deferred Income Taxes	186	192
Other Current Assets	123	106
Total Current Assets	2,967	2,855

Properties	32,777	32,065
Accumulated Depreciation	(8,575)	(8,266)
Properties - Net	24,202	23,799

Investment in Conrail	681	673
Affiliates and Other Companies	477	461
Other Long-term Assets	378	353
Total Assets	$28,705	$28,141

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,076	$1,046
Labor and Fringe Benefits Payable	430	520
Casualty, Environmental and Other Reserves (Note 4)	180	176
Current Maturities of Long-term Debt (Note 7)	494	613
Income and Other Taxes Payable	137	85
Other Current Liabilities	168	97
Total Current Liabilities	2,485	2,537

Casualty, Environmental and Other Reserves (Note 4)	468	502
Long-term Debt (Note 7)	8,186	8,051
Deferred Income Taxes	7,340	7,053
Other Long-term Liabilities	1,285	1,298
Total Liabilities	19,764	19,441

Common Stock $1 Par Value	1,095	370
Other Capital (Note 1)	—	—
Retained Earnings	8,582	9,087
Accumulated Other Comprehensive Loss (Note 1)	(747)	(771)
Noncontrolling Interest	11	14
Total Shareholders' Equity	8,941	8,700
Total Liabilities and Shareholders' Equity	$28,705	$28,141

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2011	2010

OPERATING ACTIVITIES
Net Earnings	$901	$719
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	489	458
Deferred Income Taxes	280	79
Other Operating Activities	(10)	79
Changes in Operating Assets and Liabilities:
Accounts Receivable	(119)	57
Other Current Assets	(64)	(52)
Accounts Payable	35	(34)
Income and Other Taxes Payable	76	94
Other Current Liabilities	(1)	22
Net Cash Provided by Operating Activities	1,587	1,422

INVESTING ACTIVITIES
Property Additions	(947)	(687)
Other Investing Activities	16	68
Net Cash Used in Investing Activities	(931)	(619)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	600	—
Long-term Debt Repaid (Note 7)	(570)	(71)
Dividends Paid	(228)	(184)
Stock Options Exercised (Note 3)	24	16
Shares Repurchased	(528)	(823)
Other Financing Activities	6	(137)
Net Cash Used in Financing Activities	(696)	(1,199)

Net Decrease in Cash and Cash Equivalents	(40)	(396)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,292	1,029
Cash and Cash Equivalents at End of Period	$1,252	$633

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

CSX's principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Company's intermodal business links customers to railroads via trucks and terminals.

Other entities

In addition to CSXT, the Company's subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.  CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the door to door pickup and delivery of intermodal shipments) and trucking dispatch operations. TDSI serves the automotive industry with distribution centers and storage locations, while Transflo provides logistical solutions for transferring products from rail to trucks.  CSX Technology and other subsidiaries provide support services for the Company.

CSX's other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company's real estate sales, leasing, acquisition and management and development activities.  These activities are classified in other income - net because they are not considered to be operating activities by the Company. Results of these activities fluctuate with the timing of non-operating real estate transactions.

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarter and six months ended July 1, 2011 and June 25, 2010;

•	Consolidated balance sheets at July 1, 2011 and December 31, 2010; and

•	Consolidated cash flow statements for the six months ended July 1, 2011 and June 25, 2010.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarter of 2011 and 2010 consisted of 13 weeks ending on July 1, 2011 and June 25, 2010, respectively.

•	The six month periods of 2011 and 2010 consisted of 26 weeks ending on July 1, 2011 and June 25, 2010, respectively.

•	Fiscal year 2010 consisted of 53 weeks ending on December 31, 2010. Therefore, fourth quarter 2010 consisted of 14 weeks.

•	Fiscal year 2011 will consist of 52 weeks ending on December 30, 2011.
Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending July 1, 2011 and June 25, 2010, and references to year-end indicate the fiscal year ended December 31, 2010.

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”) in the Consolidated Statement of Changes in Shareholders' Equity. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $519 million and $424 million for second quarters 2011 and 2010, respectively, and $925 million and $741 million for six months 2011 and 2010, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments and reduced overall equity by $747 million and $771 million as of the end of second quarter 2011 and December 2010, respectively.

Beginning in first quarter 2012, the Comprehensive Income Topic in the ASC will require comprehensive income to be presented in a single continuous statement following net income or in two consecutive statements reporting net income and other comprehensive income. See the New Accounting Pronouncements section of Note 1, Nature of Operations and Significant Accounting Policies for further information.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $43 million and $38 million is included in the consolidated balance sheets as of the end of second quarter 2011 and December 2010, respectively.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement will become effective for CSX beginning with the first quarter 2012 10-Q filing and will require retrospective application for all periods presented.

Other Items

Stock Split

In May 2011, CSX announced a three-for-one split of its common stock. All shareholders of record on May 31, 2011 received two additional shares of CSX common stock that were distributed on June 15, 2011. See Note 2, Earnings Per Share.

Dividend Increase and Share Repurchases

During the quarter, the Company increased its quarterly cash dividend 38% to $0.12 per share on a post-split basis. In addition, CSX announced a new $2 billion share repurchase program expected to be completed by the end of 2012.

Other Capital

During second quarter 2011, CSX's other capital balance was reduced to zero as a result of share repurchases and the stock split. In accordance with the Equity Topic in the ASC, other capital cannot be negative. Therefore, a reclassification of $929 million was made between retained earnings and other capital to bring the other capital balance to zero. Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	Earnings Per Share

In May 2011, CSX announced a three-for-one split of its common stock. All shareholders of record on May 31, 2011 received two additional shares of CSX common stock that were distributed on June 15, 2011. Pursuant to the Earnings Per Share Topic in the ASC, all share and per share disclosures have been retroactively restated to reflect the stock split.

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2011	2010	2011	2010
Numerator (Dollars in millions):
Net Earnings	$506	$414	$901	$719

Denominator (Units in millions):
Average Common Shares Outstanding	1,102	1,149	1,105	1,161
Other Potentially Dilutive Common Shares (a)	7	10	7	10
Average Common Shares Outstanding, Assuming Dilution	1,109	1,159	1,112	1,171

Net Earnings Per Share, Basic	$0.46	$0.36	$0.81	$0.62
Net Earnings Per Share, Assuming Dilution	$0.46	$0.36	$0.81	$0.61

(a)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a management incentive compensation plan.

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

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During second quarters 2011 and 2010, approximately $5 million and $200 thousand of face value of convertible debentures were converted into 178 thousand and 7 thousand shares of CSX common stock, respectively. As of the end of the second quarter 2011, approximately $5 million of convertible debentures at face value remained outstanding, which are convertible into approximately 542 thousand shares of CSX common stock.

NOTE 3.	Share-Based Compensation

Under CSX share-based compensation plans, awards primarily consist of performance grants, restricted stock awards, restricted stock units, stock options and stock grants for directors. CSX has not granted stock options since 2003. Awards granted under the various plans are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to the Company's non-management directors upon recommendation of the Governance Committee.

In May 2011, approximately 1.1 million performance units (post-split) were granted to key members of management under a new long-term incentive plan ("LTIP") adopted under the CSX Stock and Incentive Award Plan.  This LTIP plan provides for a three-year cycle ending in fiscal year 2013.  Similar to the two existing plans, the financial target upon which payments are based is operating ratio, which is defined as operating expenses divided by operating revenue and is calculated excluding certain non-recurring items.  Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original grant based upon CSX's attainment of pre-established operating ratio targets for fiscal year 2013.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Additionally, as part of this plan, the Company granted approximately 360 thousand time-based restricted stock units (post-split) to key members of management.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and support retention objectives.

     For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and its related income tax benefit is as follows:

	Second Quarters		Six Months
(Dollars in millions)	2011	2010	2011	2010

Share-Based Compensation Expense	$11	$9	$22	$32
Income Tax Benefit	4	3	8	12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	Share-Based Compensation, continued

The following table provides information about stock options exercised and expired.

	Second Quarters		Six Months
(In thousands)	2011	2010	2011	2010

Number of Stock Options Exercised	675	1,662	3,954	2,739
Number of Stock Options Expired	21	—	21	—

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of second quarter 2011, CSX had approximately 5 million stock options outstanding.

NOTE 4.	Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves are considered critical accounting estimates that involve significant management judgments. They are provided for in the consolidated balance sheets as follows:

	July 1, 2011			December 31, 2010
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$178	$256	$78	$176	$254
Occupational	10	32	42	10	30	40
Asbestos	9	61	70	9	72	81
Total Casualty	97	271	368	97	278	375
Separation	16	38	54	16	44	60
Environmental	37	56	93	37	70	107
Other	30	103	133	26	110	136
Total	$180	$468	$648	$176	$502	$678

Actual settlements and claims received could differ. The final outcome of these matters cannot be predicted with certainty. Considering the legal defenses available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company's financial condition, results of operations or liquidity. Should a number of these items occur in the same period, however, they could have a material effect on the Company's financial condition, results of operations or liquidity in that particular period.

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

Personal Injury

Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act (“FELA”). In addition to FELA liabilities, employees of other CSX subsidiaries are covered by various state workers' compensation laws, the Federal Longshore and Harbor Workers' Compensation Program or the Maritime Jones Act.

CSXT retains an independent actuarial firm to assist management in assessing the value of personal injury claims.  An analysis is performed by the independent actuarial firm quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

Occupational & Asbestos

Occupational claims arise from allegations of exposure to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss. Also, asbestos claims are from employees alleging exposure to asbestos in the workplace.

An analysis of occupational claims is performed quarterly by an independent actuarial firm and reviewed by management. The methodology used includes estimates of future anticipated incurred but not reported claims based on the Company's trends in average historical claim filing rates, future anticipated dismissal rates and future settlement rates.

Asbestos claims are reviewed quarterly by management, and analyzed annually by a third party expert. The methodology used includes estimates of future anticipated incurred but not reported claims based on the Company's trends in average historical claim filing rates, future anticipated dismissal rates and future settlement rates. For both occupational and asbestos, actual claims may vary from these estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

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

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 258 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

In accordance with the Asset Retirement and Environmental Obligations Topic in the ASC, the Company reviews its role with respect to each site identified at least quarterly, giving consideration to a number of factors such as:

•	type of clean-up required;

•	nature of the Company's alleged connection to the location (e.g., generator of waste sent to the site or owner or operator of the site);

•	extent of the Company's alleged connection (e.g., volume of waste sent to the location and other relevant factors); and

•	number, connection and financial viability of other named and unnamed potentially responsible parties at the location.

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

While the Company's current insurance coverage is adequate to cover its damages, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

Legal Proceedings

For information related to the Company's legal proceedings, see Item 1, Legal proceedings in Part II of this quarterly report on Form 10-Q.

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

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense/ (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2011	2010	2011	2010
Service Cost	$10	$11	$20	$21
Interest Cost	30	30	60	61
Expected Return on Plan Assets	(40)	(41)	(79)	(82)
Amortization of Net Loss	18	14	36	29
Amortization of Prior Service Cost	—	(1)	—	—
Total Expense	$18	$13	$37	$29

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2011	2010	2011	2010
Service Cost	$1	$1	$2	$2
Interest Cost	3	4	6	9
Amortization of Net Loss	2	2	3	4
Amortization of Prior Service Cost	(1)	—	(1)	—
Total Expense	$5	$7	$10	$15

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At this time, the Company anticipates that no contributions to its qualified pension plans will be required in 2011.  For further details, see Note 8, Employee Benefit Plans, in CSX's most recent annual report on Form 10-K.

NOTE 7.	Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2011 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2010	$613	$8,051	$8,664
2011 activity:
Long-term debt issued	—	600	600
Long-term debt repaid	(570)	—	(570)
Reclassifications	456	(456)	—
Debt conversions to CSX stock	(5)	—	(5)
Discount and premium activity	—	(9)	(9)
Long-term debt as of the end of second quarter 2011	$494	$8,186	$8,680

For fair value information related to the Company's long-term debt, see Note 10, Fair Value Measurements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.	Debt and Credit Agreements, continued

Debt Issuance

In May 2011, CSX issued $350 million of 4.25% notes due June 2021 and $250 million of 5.50% notes due April 2041. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds from the sale of the notes will be used for general corporate purposes, which may include debt repayments from time to time, repurchases of CSX common stock, capital expenditures, working capital requirements, improvements in productivity and other cost reductions.

Revolving Credit Facility

CSX has a $1.25 billion unsecured revolving credit facility with a syndicate of banks. With the approval of the lending banks, CSX may increase its total borrowing capacity under the $1.25 billion facility by $500 million, or up to $1.75 billion. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of the end of second quarter 2011, this facility was not drawn on, and CSX was in compliance with all covenant requirements under the facility.  The current facility expires in May 2012 and the Company plans to renew or replace this facility prior to its expiration.

Receivables Securitization Facility

During the quarter, the Company renewed its $250 million receivables securitization facility through June 2012. This facility has a 364-day term. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility. Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX will service the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

NOTE 8.	Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. Other income - net consisted of the following:

	Second Quarters		Six Months
(Dollars in millions)	2011	2010	2011	2010
Interest Income	$1	$2	$2	$3
Income from Real Estate	5	8	8	15
Miscellaneous Income (Expense)	(6)	(1)	(5)	2
Total Other Income - Net	$—	$9	$5	$20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	Income Taxes

During the second quarter of 2011, several state legislative changes resulted in the recognition of a net income tax benefit of $14 million, or $0.01 per share. This benefit is primarily attributable to Indiana legislation reducing the corporate income tax rate.

During the second quarter of 2010, the Joint Committee of Taxation, which is a committee of the United States Congress, approved the refund related to the resolution of the 2004-2006 federal income tax audit. The final issue for this audit cycle related to a dispute over the value of the donation of appreciated property. The Company recorded a net tax and interest benefit of $15 million, or $0.01 per share, primarily related to the resolution of this audit in the second quarter of 2010.

There have been no material changes to the balance of unrecognized tax benefits during second quarter 2011.

NOTE 10.	Fair Value Measurements

The Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in annual reports as well as in quarterly reports. For CSX, this statement applies to certain investments and long-term debt. Disclosure of the fair value of pension plan assets is only required annually.

Various inputs are considered when determining the value of the Company's investments, pension plan assets and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below.

•	Level 1 - observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 - other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 - significant unobservable inputs (including the Company's own assumptions in determining the fair value of investments)

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

Investments

The Company's investment assets, valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value, on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. Level 1 inputs were used to determine fair value of the Company's investment assets. The fair value and amortized cost of these bonds are as follows:

(Dollars in millions)	July 1, 2011	December 31, 2010
Fair Value	$151	$123
Amortized Cost	$150	$121

These investments have the following maturities:

(Dollars in millions)	July 1, 2011	December 31, 2010
Less than 1 year	$30	$44
1 - 2 years (a)	59	45
2 - 5 years (a)	62	31
Greater than 5 years	—	3
Total	$151	$123

(a)
The 1-2 year category and the 2-5 year category include callable bonds of approximately $5 million for both 2011 and 2010, which are classified as short-term investments on the consolidated balance sheet.

Long-term Debt

Long-term debt is reported at carrying amount on the consolidated balance sheet and is the Company's only financial instrument with fair values significantly different from their carrying amounts.  The majority of the Company's long-term debt is valued by an independent third party. For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party. All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

The fair value of outstanding debt fluctuates with changes in a number of factors. Such factors include, but are not limited to, interest rates, market conditions, values of similar financial instruments, size of the transaction, cash flow projections and comparable trades. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company's debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	July 1, 2011	December 31, 2010
Long-term Debt Including Current Maturities:
Fair Value	$9,632	$9,624
Carrying Value	$8,680	$8,664

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,003	$16	$3,019
Expense	(67)	2,222	(62)	2,093
Operating Income	67	781	78	926

Equity in Earnings of Subsidiaries	540	2	(542)	—
Interest (Expense) / Benefit	(121)	(22)	9	(134)
Other Income - Net	4	—	(4)	—

Earnings Before Income Taxes	490	761	(459)	792
Income Tax (Expense) / Benefit	16	(275)	(27)	(286)
Net Earnings	$506	$486	$(486)	$506

Second Quarter 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,337	$326	$2,663
Expense	(46)	1,672	269	1,895
Operating Income	46	665	57	768

Equity in Earnings of Subsidiaries	492	—	(492)	—
Interest (Expense) / Benefit	(122)	(27)	14	(135)
Other Income - Net	4	20	(15)	9

Earnings Before Income Taxes	420	658	(436)	642
Income Tax (Expense) / Benefit	(6)	(236)	14	(228)
Net Earnings	$414	$422	$(422)	$414

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months Ended July 1, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,797	$32	$5,829
Expense	(133)	4,364	(101)	4,130
Operating Income	133	1,433	133	1,699

Equity in Earnings of Subsidiaries	972	3	(975)	—
Interest (Expense) / Benefit	(247)	(45)	18	(274)
Other Income - Net	8	2	(5)	5

Earnings Before Income Taxes	866	1,393	(829)	1,430
Income Tax (Expense) / Benefit	35	(516)	(48)	(529)
Net Earnings	$901	$877	$(877)	$901

Six Months Ended June 25, 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$4,489	$665	$5,154
Expense	(83)	3,279	558	3,754
Operating Income	83	1,210	107	1,400

Equity in Earnings of Subsidiaries	889	—	(889)	—
Interest (Expense) / Benefit	(248)	(55)	26	(277)
Other Income - Net	10	38	(28)	20

Earnings Before Income Taxes	734	1,193	(784)	1,143
Income Tax (Expense) / Benefit	(15)	(445)	36	(424)
Net Earnings	$719	$748	$(748)	$719

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of July 1, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$988	$190	$74	$1,252
Short-term Investments	—	—	43	43
Accounts Receivable - Net	5	428	679	1,112
Receivable from Affiliates	1,158	1,443	(2,601)	—
Materials and Supplies	—	251	—	251
Deferred Income Taxes	—	181	5	186
Other Current Assets	76	67	(20)	123
Total Current Assets	2,227	2,560	(1,820)	2,967

Properties	8	31,206	1,563	32,777
Accumulated Depreciation	(8)	(7,683)	(884)	(8,575)
Properties - Net	—	23,523	679	24,202

Investments in Conrail	—	—	681	681
Affiliates and Other Companies	—	558	(81)	477
Investments in Consolidated Subsidiaries	16,926	—	(16,926)	—
Other Long-term Assets	167	108	103	378
Total Assets	$19,320	$26,749	$(17,364)	$28,705

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$107	$938	$31	$1,076
Labor and Fringe Benefits Payable	34	373	23	430
Payable to Affiliates	2,251	568	(2,819)	—
Casualty, Environmental and Other Reserves	—	165	15	180
Current Maturities of Long-term Debt	405	87	2	494
Income and Other Taxes Payable	465	126	(454)	137
Other Current Liabilities	—	167	1	168
Total Current Liabilities	3,262	2,424	(3,201)	2,485

Casualty, Environmental and Other Reserves	—	383	85	468
Long-term Debt	7,008	1,178	—	8,186
Deferred Income Taxes	(572)	7,485	427	7,340
Other Long-term Liabilities	693	515	77	1,285
Total Liabilities	$10,391	$11,985	$(2,612)	$19,764

Shareholders' Equity
Common Stock, $1 Par Value	1,095	181	(181)	1,095
Other Capital	—	5,648	(5,648)	—
Retained Earnings	8,582	8,980	(8,980)	8,582
Accumulated Other Comprehensive Loss	(748)	(64)	65	(747)
Noncontrolling Interest	—	19	(8)	11
Total Shareholders' Equity	8,929	14,764	(14,752)	8,941
Total Liabilities and Shareholders' Equity	$19,320	$26,749	$(17,364)	$28,705

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
As of December 31, 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$1,100	$118	$74	$1,292
Short-term Investments	—	—	54	54
Accounts Receivable - Net	5	447	541	993
Receivable from Affiliates	1,048	943	(1,991)	—
Materials and Supplies	—	218	—	218
Deferred Income Taxes	15	171	6	192
Other Current Assets	46	56	4	106
Total Current Assets	2,214	1,953	(1,312)	2,855

Properties	8	30,557	1,500	32,065
Accumulated Depreciation	(8)	(7,405)	(853)	(8,266)
Properties - Net	—	23,152	647	23,799

Investments in Conrail	—	—	673	673
Affiliates and Other Companies	—	595	(134)	461
Investment in Consolidated Subsidiaries	16,278	—	(16,278)	—
Other Long-term Assets	174	110	69	353
Total Assets	$18,666	$25,810	$(16,335)	$28,141

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$116	$904	$26	$1,046
Labor and Fringe Benefits Payable	42	431	47	520
Payable to Affiliates	1,942	401	(2,343)	—
Casualty, Environmental and Other Reserves	—	161	15	176
Current Maturities of Long-term Debt	517	94	2	613
Income and Other Taxes Payable	378	109	(402)	85
Other Current Liabilities	—	96	1	97
Total Current Liabilities	2,995	2,196	(2,654)	2,537

Casualty, Environmental and Other Reserves	—	411	91	502
Long-term Debt	6,815	1,235	1	8,051
Deferred Income Taxes	(526)	7,228	351	7,053
Other Long-term Liabilities	696	525	77	1,298
Total Liabilities	$9,980	$11,595	$(2,134)	$19,441

Shareholders' Equity
Common Stock, $1 Par Value	370	181	(181)	370
Other Capital	—	5,634	(5,634)	—
Retained Earnings	9,087	8,443	(8,443)	9,087
Accumulated Other Comprehensive Loss	(771)	(65)	65	(771)
Noncontrolling Minority Interest	—	22	(8)	14
Total Shareholders' Equity	8,686	14,215	(14,201)	8,700
Total Liabilities and Shareholders' Equity	$18,666	$25,810	$(16,335)	$28,141

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended July 1, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$300	$1,662	$(375)	$1,587

Investing Activities
Property Additions	—	(866)	(81)	(947)
Other Investing Activities	(16)	(95)	127	16
Net Cash Used in Investing Activities	(16)	(961)	46	(931)

Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(507)	(61)	(2)	(570)
Dividends Paid	(233)	(170)	175	(228)
Stock Options Exercised	24	—	—	24
Shares Repurchased	(528)	—	—	(528)
Other Financing Activities	248	(398)	156	6
Net Cash (Used in) Provided by Financing Activities	(396)	(629)	329	(696)

Net Decrease in Cash and Cash Equivalents	(112)	72	—	(40)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$988	$190	$74	$1,252

Six months ended June 25, 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by Operating Activities	$283	$1,421	$(282)	$1,422

Investing Activities
Property Additions	—	(648)	(39)	(687)
Other Investing Activities	(4)	(47)	119	68
Net Cash Used in Investing Activities	(4)	(695)	80	(619)

Financing Activities
Long-term Debt Repaid	—	(69)	(2)	(71)
Dividends Paid	(188)	(295)	299	(184)
Stock Options Exercised	16	—	—	16
Shares Repurchased	(823)	—	—	(823)
Other Financing Activities	233	(295)	(75)	(137)
Net Cash (Used in) Provided by Financing Activities	(762)	(659)	222	(1,199)

Net Increase (Decrease) in Cash and Cash Equivalents	(483)	67	20	(396)
Cash and Cash Equivalents at Beginning of Period	918	30	81	1,029
Cash and Cash Equivalents at End of Period	$435	$97	$101	$633

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW

The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce. CSX's network is positioned to reach nearly two-thirds of Americans, who account for the majority of the nation's consumption of goods. Through this network, the Company transports a broad portfolio of products, ranging from coal and new energy sources, like biodiesel and ethanol, to automobiles, chemicals, and consumer products.

Balanced Approach to Capital Deployment

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend improvements and share repurchases. In 2011, the Company plans to invest approximately $2.2 billion, up from the previously announced $2 billion, to further enhance the capacity, quality and flexibility of its rail network. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. The Company has increased its quarterly cash dividend nine times over the last five years including the recently announced 38% increase to $0.12 per share on a post-split basis. During the quarter, CSX also announced a new $2 billion share repurchase authority expected to be completed by the end of 2012 based on market and business conditions. CSX completed its previous $3 billion share repurchase program in first quarter 2011. These actual repurchases along with the new authorization of $2 billion equal $5 billion expected to be repurchased through 2012.

Public-Private Partnerships

Key terminal expansions and infrastructure projects are important components of CSX's investment strategy. Strategic investments through public-private partnerships, including the National Gateway initiative, will provide enhanced transit times and improved service for customers. The National Gateway is a multi-year infrastructure initiative which will increase intermodal capacity on key corridors between Mid-Atlantic ports and the Midwest. Total project costs are approximately $850 million, of which the Company has already committed approximately $575 million. A key component of this initiative is the Company's new Northwest Ohio intermodal terminal that became operational during first quarter 2011. This high-capacity terminal expands service offerings to customers as well as improves market access to and from east coast ports. In addition, this terminal utilizes environmentally-friendly technology to further enhance the benefits freight rail provides. Other related projects include the expansion of the Virginia Avenue Tunnel in Washington, D.C. and construction for double-stack train clearances in Maryland, West Virginia and the District of Columbia.

CSX has entered into a transaction with the state of Florida to help alleviate congestion through a new commuter rail operation known as SunRail. CSX will sell the state a portion of its track for the new commuter rail and will invest all these funds for additional freight rail capacity and infrastructure within the state. This includes a new automotive and intermodal facility in central Florida. This transaction is projected to be cash neutral.
These long-term investments provide a foundation for volume growth and productivity improvement, enhanced customer service and safe and reliable operations. To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company's rail service would be reflected in any potential new legislation or policies.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

SECOND QUARTER 2011 HIGHLIGHTS

•	Revenue increased $356 million or 13% to $3 billion, an all-time quarterly record, primarily driven by pricing above rail inflation, higher fuel recovery and increases in volume.

•	Expenses increased $198 million or 10% to $2.1 billion driven mostly by higher fuel prices and also labor-related costs.

•	Operating income increased $158 million or 21% to $926 million, an all-time quarterly record, and operating ratio improved to 69.3%, a second quarter record.

	Second Quarters		Six Months
(In thousands)	2011	2010	2011	2010
Volume	1,646	1,598	3,238	3,084

(In millions)
Revenue	$3,019	$2,663	$5,829	$5,154
Expense	2,093	1,895	4,130	3,754
Operating Income	$926	$768	$1,699	$1,400

Operating Ratio	69.3%	71.2%	70.9%	72.8%

CSX second quarter results reflect continued year-over-year volume and revenue growth as demand for rail service increased in the markets CSX serves. Revenue increased 13% from the prior year with volume higher in almost all markets with the greatest increases in intermodal, forest products, food & consumer and metals. Overall coal volume decreased due to weakness in utility coal partially offset by strong export demand. The volume gain of 3% along with ongoing emphasis on pricing above rail inflation and higher fuel recovery associated with the increase in fuel prices drove revenue-per-unit increases in all markets.

While revenue grew 13%, expenses increased only 10%, versus the prior year quarter.  Total fuel costs increased $127 million primarily due to higher fuel prices. Labor-related costs increased primarily due to inflation and volume-related expenses. Included in these costs are hiring and training costs for new train and engine employees.  Excluding the rise in total fuel costs, total expenses only increased 4% year over year.

For additional information, refer to Results of Operations discussed on pages 30 through 33.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In addition to the financial highlights described above, the Company measures and reports safety and service performance.  The Company strives for continuous improvement in these measures through training, initiatives and investment. For example, the Company's safety and train accident prevention programs rely on broad employee involvement. The programs utilize operating rules training, compliance measurement, root cause analysis and communication that is intended to create a safer environment for employees and the public. Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance.

The Company continued to advance its efforts on safety during second quarter 2011. The FRA reportable personal injuries frequency index improved to a company second quarter best of 0.89, a 22% improvement over 2010. The reported FRA train accident frequency rate improved 16% to 2.37.

Overall, network reliability and service improved from first quarter lows during the second quarter of 2011. However, key service measures in second quarter 2011 declined versus 2010. On-time train originations and arrivals declined to 68% and 56%, respectively.  Dwell time increased to 26.0 hours from 23.7 hours in second quarter 2010. Average train velocity declined 5% to 19.8 miles per hour.

The Company has taken steps to improve this performance, including increasing its workforce and adding locomotive resources to the system. These efforts have had favorable results as seen sequentially from the end of first quarter to the end of second quarter 2011. On-time train originations improved 15% to 68%, on-time arrivals improved 11% to 56%, train velocity improved 1% to 19.7 miles per hour, and dwell decreased 7% to 25.3 hours.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		Second Quarters
		2011	2010	Improvement/ (Decline)

Safety and Service Measurements	FRA Personal Injury Frequency Index	0.89	1.14	22%
	FRA Train Accident Rate	2.37	2.83	16%

	On-Time Train Originations	68%	78%	(13)%
	On-Time Destination Arrivals	56%	71%	(21)%

	Dwell	26	23.7	(10)%
	Cars-On-Line	208,572	210,106	1%

	Train Velocity	19.8	20.9	(5)%

				Increase/(Decrease)
Resources	Route Miles	21,046	21,123	—%
	Locomotives (owned and long-term leased)	4,073	4,067	—%
	Freight Cars (owned and long-term leased)	77,599	80,471	(4)%

Key Performance Measures Definitions

FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.

FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.

On-Time Train Originations - Average percent of scheduled road trains that depart the origin yard on-time or ahead of schedule.

On-Time Destination Arrivals - Average percent of scheduled road trains that arrive at the destination yard on-time to two hours late (30 minutes for intermodal trains).

Dwell - Average amount of time in hours between car arrival at and departure from the yard. It does not include cars moving through the yard on the same train.

Cars-On-Line - An average count of all cars on the network (does not include locomotives, cabooses, trailers, containers or maintenance equipment).

Train Velocity - Average train speed between terminals in miles per hour (does not include locals, yard jobs, work trains or passenger trains).

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

	Second Quarters				Six Months
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Revenue	$3,019	$2,663	$356	13%	$5,829	$5,154	$675	13%
Expense
Labor and Fringe	764	721	43	6%	1,529	1,450	79	5%
Materials, Supplies and Other	557	551	6	1%	1,087	1,070	17	2%
Fuel	431	304	127	42%	833	587	246	42%
Depreciation	246	230	16	7%	489	458	31	7%
Equipment and Other Rents	95	89	6	7%	192	189	3	2%
Total Expense	2,093	1,895	198	10%	4,130	3,754	376	10%
Operating Income	$926	$768	$158	21%	$1,699	$1,400	$299	21%
Interest Expense	(134)	(135)	1	(1)%	(274)	(277)	3	(1)%
Other Income - Net	—	9	(9)	(100)%	5	20	(15)	(75)%
Income Tax Expense	(286)	(228)	(58)	25%	(529)	(424)	(105)	25%
Net Earnings	$506	$414	$92	22%	$901	$719	$182	25%

Earnings Per Diluted Share(a)	0.46	$0.36	$0.10	28%	0.81	$0.61	$0.20	33%

Operating Ratio	69.3%	71.2%	190	bps	70.9%	72.8%	190	bps

(a) All share and per-share data have been retroactively restated for the stock split which was effective May 31, 2011.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Second Quarters

	Volume			Revenue			Revenue Per Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Agricultural
Agricultural Products	109	107	2%	$273	$255	7%	$2,505	$2,383	5%
Phosphates and Fertilizers	80	80	—%	119	109	9%	1,488	1,363	9%
Food and Consumer	27	25	8%	70	59	19%	2,593	2,360	10%
Industrial
Chemicals	119	116	3%	413	372	11%	3,471	3,207	8%
Automotive	87	88	(1)%	226	204	11%	2,598	2,318	12%
Metals	68	65	5%	158	140	13%	2,324	2,154	8%
Housing and Construction
Emerging Markets	117	113	4%	179	167	7%	1,530	1,478	4%
Forest Products	70	65	8%	174	150	16%	2,486	2,308	8%
Total Merchandise	677	659	3%	1,612	1,456	11%	2,381	2,209	8%

Coal	388	401	(3)%	958	835	15%	2,469	2,082	19%

Intermodal	581	538	8%	376	304	24%	647	565	15%

Other	—	—	—%	73	68	7%	—	—	—%

Total	1,646	1,598	3%	$3,019	$2,663	13%	$1,834	$1,666	10%

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter 2011 Results of Operations

The Company achieved year-over-year volume and revenue growth as demand for rail service increased with the improving performance of the markets CSX serves. Volume was higher in most markets with the greatest volume increases in intermodal, forest products, food & consumer and metals. Overall coal volume decreased due to weakness in utility coal partially offset by strong export demand. Ongoing emphasis on pricing above rail inflation, along with higher fuel recovery associated with the increase in fuel prices drove revenue-per-unit increases in all markets.

Merchandise

Agricultural

Agricultural Products - Volume increased primarily due to more shipments of soybeans from the Midwest into the Southeast.

Phosphates and Fertilizers - Overall volume was flat, however, shipments of fertilizers grew as farmers domestically and abroad used more fertilizer to improve crop yields and replenished inventories. These increases were offset by reduced shipments of phosphate rock due to supply shortages.

Food and Consumer - Volume improved with increased consumer demand for alcoholic beverages. In addition, beer imports also improved with suppliers building inventory to meet expected demand.

Industrial

Chemicals - Growth occurred across most chemicals markets reflecting improvement in demand for intermediate products used in manufacturing consumer goods and automobiles. These products are key inputs in the production of both durable and nondurable goods as well as packaging.

Automotive - Automotive volume declined slightly as Japanese auto manufacturers producing cars in the U.S. were impacted by a lack of parts from suppliers affected by the disaster in Japan. This decrease was partially offset by increased production from the Big Three domestic automakers.

Metals - Volume growth was driven by continued increased shipments of sheet steel for domestic auto production and increased scrap shipments due to strong export demand and higher domestic steel production.

Housing and Construction

Emerging Markets - Volume increased due to improved shipments of cement, aggregates (which include crushed stone, sand and gravel) and waste as a result of overall growth in these markets.

Forest Products - Volume increased despite the weakness in housing-related markets with strength in shipments of pulp board and paper used in packaging for consumer products.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal

Shipments of utility coal declined as natural gas prices remained low and utility stockpiles were at or slightly above normal levels. This decrease was partially offset by higher export shipments due to greater demand for U.S. coal in Europe, Asia and South America. The increase in revenue per unit reflects improved yield, fuel recovery and positive mix.

Intermodal

Strength in volume was primarily driven by the improving domestic and international markets CSX serves and new international gains as a result of the intermodal portfolio of service and network offerings. The increase in revenue per unit was driven by yield improvement and higher fuel recovery due to rising fuel prices.

Expense

Expenses increased $198 million from last year's second quarter. Variances are described below.

Labor and Fringe expense increased $43 million due to the following:

•	Inflation-related expenses were $27 million higher during the quarter.

•	Volume-related, new employee training and other expenses were $16 million higher during the quarter.

Materials, Supplies and Other expense increased $6 million due to the following:

•	Volume-related (including increased expenses at coal piers and intermodal terminals), inflation and other expenses were collectively $36 million higher during the quarter.

•	Offsetting these increases was a prior year net book loss on the sale of an operating property of $30 million.

Fuel expense increased $127 million primarily due to a 39% increase in average price per gallon as well as higher volume.

Depreciation increased $16 million primarily due to a higher asset base.

Equipment and Other Rents increased $6 million primarily related to volume growth.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Interest Expense

         Interest expense decreased $1 million to $134 million primarily due to lower interest rates partially offset by higher average debt balances.

Other Income

Other income-net decreased $9 million primarily due to the reduction of expenses on non operating properties.

Income Tax Expense

Income tax expense increased $58 million to $286 million due to higher earnings. In addition, both years had a net favorable income tax benefit of approximately $14 million, or $0.01 per share. In 2011, this benefit was a result of several state legislative changes. In 2010, the benefit was attributable to the resolution of prior years' federal income tax audits.

Net Earnings

Net earnings increased $92 million to $506 million and earnings per diluted share increased $0.10 to $0.46 driven by the after-tax impact of business results due to revenue growth offset mainly by higher fuel expense.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Six Months

	Volume			Revenue			Revenue Per Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Agricultural
Agricultural Products	218	221	(1)%	$533	$522	2%	$2,445	$2,362	4%
Phosphates and Fertilizers	163	159	3%	255	232	10%	1,564	1,459	7%
Food and Consumer	52	50	4%	133	118	13%	2,558	2,360	8%
Industrial
Chemicals	236	228	4%	807	723	12%	3,419	3,171	8%
Automotive	176	162	9%	445	374	19%	2,528	2,309	10%
Metals	135	126	7%	306	268	14%	2,267	2,127	7%
Housing and Construction
Emerging Markets	212	198	7%	324	297	9%	1,528	1,500	2%
Forest Products	139	128	9%	335	290	16%	2,410	2,266	6%
Total Merchandise	1,331	1,272	5%	3,138	2,824	11%	2,358	2,220	6%

Coal	773	774	—%	1,837	1,571	17%	2,376	2,030	17%

Intermodal	1,134	1,038	9%	708	623	14%	624	600	4%

Other	—	—	—%	146	136	7%	—	—	—%

Total	3,238	3,084	5%	$5,829	$5,154	13%	$1,800	$1,671	8%

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six Month Results of Operations

Consolidated Results of Operations

Revenue

Revenue increased $675 million to $5.8 billion as a result of volume increases in the markets CSX serves, emphasis on pricing above rail inflation, and higher fuel recovery due to an increase in fuel prices.

Operating Income

Operating income increased $299 million to $1.7 billion primarily due to higher revenue partially offset by increased fuel and labor related costs.

Interest Expense

     Interest expense decreased $3 million to $274 million primarily due to lower interest rates partially offset by higher average debt balances.

Other Income - Net

Other income - net decreased $15 million to $5 million primarily due to the reduction of expenses on non operating properties.

Income Tax Expense

Income tax expense increased $105 million to $529 million primarily due to higher earnings in 2011.

Net Earnings

Net earnings increased $182 million to $901 million and earnings per diluted share increased $0.20 to $0.81 primarily due to higher revenue partially offset by increased fuel and labor related costs as well as increased tax expense.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets and liabilities plus shareholders' equity increased $564 million from year end. On the asset side, net properties increased $403 million. Deferred income tax liabilities also increased $287 million due to the net impact of bonus depreciation on tax accruals. Shareholders' equity was increased by net earnings of $901 million and partially offset by share repurchases of $528 million and dividends of $233 million.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Cash Flow Statements

Cash and cash equivalents as of the end of the second quarter 2011 increased $619 million to $1.3 billion compared to year end primarily as a result of:

•
Operating activities - Cash provided by operating activities increased $165 million due to higher earnings and the net impact of bonus depreciation on tax accruals.  This increase was partially offset by higher accounts receivable related to higher revenue as well as larger incentive compensation payouts.

•	Investing activities - Cash used for investing increased mainly due to an increase in property additions of $260 million compared to last year.

•
Financing activities - Cash used for financing decreased $503 million primarily as a result of fewer share repurchases compared to last year.  In addition, during 2010, CSX paid approximately $141 million to the debtholders as cash consideration in the exchange of debt securities.

Liquidity and Working Capital

As of the end of six months 2011, CSX had approximately $1.3 billion of cash and cash equivalents. CSX also has a $1.25 billion credit facility with a diverse syndicate of banks that was not drawn on.  The current facility expires in May 2012 and the Company plans to renew or replace this facility prior to its expiration. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividend payments to shareholders and repurchases of CSX common stock. Additionally, in May 2011, CSX issued $600 million of new debt. See Note 7, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in June 2012. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX will service the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $482 million as of the end of second quarter 2011 and $318 million as of December 2010. The increase since December 2010 is primarily due to higher accounts receivable as a result of higher revenue generated in 2011.

The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due. Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

For further discussion of CSX's critical accounting estimates, see the Company's most recent annual report on Form 10-K.

CSX CORPORATION
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

•
expectations as to the effect of claims, lawsuits, environmental costs, commitments, contingent liabilities, labor negotiations or agreements on the Company's financial condition, results of operations or liquidity;

•
management's plans, strategies and objectives for future operations, capital expenditures, dividends, share repurchases, safety and service performance, proposed new services and other matters that are not historical facts, and management's expectations as to future performance and operations and the time by which objectives will be achieved; and

•	future economic, industry or market conditions or performance and their effect on the Company's financial condition, results of operations or liquidity.
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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation, the potential enactment of initiatives to further regulate the rail industry and the ultimate outcome of shipper and rate claims subject to adjudication;

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

•
natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis affecting the health of the Company's employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company's operations, systems, property or equipment;

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

•	unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management's decisions regarding share repurchases;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

•
the inherent business risks associated with safety and security, including the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	labor and benefit costs and labor difficulties, including stoppages affecting either the Company's operations or the customers' ability to deliver goods to the Company for shipment;

•	the Company's success in implementing its strategic, financial and operational initiatives;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting economic and business conditions.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX's other SEC reports, accessible on the SEC's website at www.sec.gov and the Company's website at www.csx.com. The information on the CSX website is not part of this quarterly report on Form 10-Q.

CSX CORPORATION
PART I

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

As of July 1, 2011, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of July 1, 2011, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Fuel Surcharge Antitrust Litigation

There were no material developments during the quarter concerning the fuel surcharge antitrust litigation. For further details, see Item 3, Legal Proceedings in Part I of CSX's most recent annual report on Form 10-K.

ITEM 1A. RISK FACTORS

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of CSX's most recent annual report on Form 10-K. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q. There have been no material changes from the risk factors previously disclosed in CSX's most recent annual report on Form 10-K.

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
In May 2011, CSX announced a new $2 billion share repurchase program. Under this program, the Company may purchase shares from time to time on the open market, through block trades or otherwise. CSX expects to complete these repurchases by the end of 2012 based on market and business conditions.
Share repurchase activity of $228 million for the second quarter 2011 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Second Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$—

April repurchases	240	25.40	—	—

May
Authority granted	—	—	—	2,000,000,000
May repurchases	120	25.09	—	2,000,000,000

June repurchases	9,085,677	25.04	9,085,677	1,772,524,393

Ending Balance	9,086,037	25.04	9,085,677	$1,772,524,393

(a) Second quarter 2011 consisted of the following fiscal periods: April (April 2, 2011 - April 29, 2011), May (April 30, 2011 - May 27, 2011), June (May 28, 2011 - July 1, 2011).

(b) The difference of 360 shares between the “Total Number of Shares Purchased” and the “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs” for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

3     Articles of Amendment to CSX Corporation's Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 4, 2011).

10.1    CSX 2011-2013 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 5, 2011).

10.2    Amendment to Employment Agreement with David A. Brown (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 5, 2011).

31*     Rule 13a-14(a) Certifications.

32*     Section 1350 Certifications.

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended July 1, 2011 filed with the SEC on July 21, 2011, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended July 1, 2011 and June 25, 2010, (ii) consolidated balance sheets at July 1, 2011 and December 31, 2010, (iii) consolidated cash flow statements for the fiscal periods ended July 1, 2011 and June 25, 2010, and (iv) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:     /s/ Carolyn T. Sizemore___
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)
Dated: July 21, 2011