Form 10-Q
period 2011-09-30
CSX CORP
filed 2011-10-26
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ( ) No (X)
There were 1,049,953,020 shares of common stock outstanding on September 30, 2011 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2011	2010	2011	2010

Revenue	$2,963	$2,666	$8,792	$7,820
Expense
Labor and Fringe	765	731	2,294	2,181
Materials, Supplies and Other	562	509	1,649	1,579
Fuel	412	279	1,245	866
Depreciation	251	232	740	690
Equipment and Other Rents	95	90	287	279
Total Expense	2,085	1,841	6,215	5,595

Operating Income	878	825	2,577	2,225

Interest Expense	(138)	(131)	(412)	(408)
Other Income - Net (Note 8)	6	8	11	28
Earnings Before Income Taxes	746	702	2,176	1,845

Income Tax Expense (Note 9)	(282)	(288)	(811)	(712)
Net Earnings	$464	$414	$1,365	$1,133

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.43	$0.36	$1.25	$0.98
Net Earnings Per Share, Assuming Dilution	$0.43	$0.36	$1.24	$0.97

Average Shares Outstanding (In millions)	1,071	1,134	1,094	1,152
Average Shares Outstanding, Assuming Dilution (In millions)	1,077	1,145	1,100	1,162

Cash Dividends Paid Per Common Share	$0.12	$0.08	$0.33	$0.24

All share and per share data were retroactively restated to reflect the three-for-one stock split effective May 31, 2011.

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 30, 2011	December 31, 2010

ASSETS
Current Assets
Cash and Cash Equivalents	$580	$1,292
Short-term Investments	61	54
Accounts Receivable - Net (Note 1)	1,148	993
Materials and Supplies	236	218
Deferred Income Taxes	164	192
Other Current Assets	112	106
Total Current Assets	2,301	2,855

Properties	33,141	32,065
Accumulated Depreciation	(8,723)	(8,266)
Properties - Net	24,418	23,799

Investment in Conrail	687	673
Affiliates and Other Companies	481	461
Other Long-term Assets	361	353
Total Assets	$28,248	$28,141

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$1,170	$1,046
Labor and Fringe Benefits Payable	474	520
Casualty, Environmental and Other Reserves (Note 4)	200	176
Current Maturities of Long-term Debt (Note 7)	494	613
Income and Other Taxes Payable	129	85
Other Current Liabilities	101	97
Total Current Liabilities	2,568	2,537

Casualty, Environmental and Other Reserves (Note 4)	434	502
Long-term Debt (Note 7)	8,160	8,051
Deferred Income Taxes	7,535	7,053
Other Long-term Liabilities	1,283	1,298
Total Liabilities	19,980	19,441

Common Stock $1 Par Value	1,050	370
Retained Earnings	7,944	9,087
Accumulated Other Comprehensive Loss (Note 1)	(738)	(771)
Noncontrolling Interest	12	14
Total Shareholders' Equity	8,268	8,700
Total Liabilities and Shareholders' Equity	$28,248	$28,141

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2011	2010

OPERATING ACTIVITIES
Net Earnings	$1,365	$1,133
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	740	690
Deferred Income Taxes	486	139
Other Operating Activities	(6)	80
Changes in Operating Assets and Liabilities:
Accounts Receivable	(149)	5
Other Current Assets	(37)	(44)
Accounts Payable	117	27
Income and Other Taxes Payable	83	150
Other Current Liabilities	(14)	97
Net Cash Provided by Operating Activities	2,585	2,277

INVESTING ACTIVITIES
Property Additions	(1,436)	(1,103)
Other Investing Activities	35	41
Net Cash Used in Investing Activities	(1,401)	(1,062)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	600	—
Long-term Debt Repaid (Note 7)	(595)	(103)
Dividends Paid	(354)	(275)
Stock Options Exercised (Note 3)	27	21
Shares Repurchased	(1,564)	(1,123)
Other Financing Activities	(10)	(128)
Net Cash Used in Financing Activities	(1,896)	(1,608)

Net Decrease in Cash and Cash Equivalents	(712)	(393)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,292	1,029
Cash and Cash Equivalents at End of Period	$580	$636

Certain amounts have been reclassified to conform to the current year presentation.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarter and nine months ended September 30, 2011 and September 24, 2010;

•	Consolidated balance sheets at September 30, 2011 and December 31, 2010; and

•	Consolidated cash flow statements for the nine months ended September 30, 2011 and September 24, 2010.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarter of 2011 and 2010 consisted of 13 weeks ending on September 30, 2011 and September 24, 2010, respectively.

•	The nine month periods of 2011 and 2010 consisted of 39 weeks ending on September 30, 2011 and September 24, 2010, respectively.

•	Fiscal year 2010 consisted of 53 weeks ending on December 31, 2010. Therefore, fourth quarter 2010 consisted of 14 weeks.

•	Fiscal year 2011 will consist of 52 weeks ending on December 30, 2011.
Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2011 and September 24, 2010, and references to year-end indicate the fiscal year ended December 31, 2010.

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Financial Accounting Standards Board's Accounting Standards Codification (“ASC”) in the Consolidated Statement of Changes in Shareholders' Equity. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $473 million and $431 million for third quarters 2011 and 2010, respectively, and $1.4 billion and $1.2 billion for nine months 2011 and 2010, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income or loss, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments and reduced overall equity by $738 million and $771 million as of the end of third quarter 2011 and December 2010, respectively.

See the New Accounting Pronouncements section below for information related to the change in presentation requirements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $40 million and $38 million is included in the consolidated balance sheets as of the end of third quarter 2011 and December 2010, respectively.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement will become effective for CSX beginning with the first quarter 2012 10-Q filing. CSX will present comprehensive income in two separate statements. This update will require retrospective application for all periods presented.

Other Items

Other Capital

During third quarter 2011, CSX's other capital balance was reduced to zero as a result of share repurchases. In accordance with the Equity Topic in the ASC, other capital cannot be negative. Therefore, a reclassification of $978 million was made between retained earnings and other capital to bring the other capital balance to zero. Generally, retained earnings is only impacted by net earnings and dividends.

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

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2011	2010	2011	2010
Numerator (Dollars in millions):
Net Earnings	$464	$414	$1,365	$1,133

Denominator (Units in millions):
Average Common Shares Outstanding	1,071	1,134	1,094	1,152
Other Potentially Dilutive Common Shares (a)	6	11	6	10
Average Common Shares Outstanding, Assuming Dilution	1,077	1,145	1,100	1,162

Net Earnings Per Share, Basic	$0.43	$0.36	$1.25	$0.98
Net Earnings Per Share, Assuming Dilution	$0.43	$0.36	$1.24	$0.97

(a)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a management incentive compensation plan.

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

The Earnings Per Share Topic in the ASC requires CSX to include additional shares in the computation of earnings per share, assuming dilution. The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into CSX common stock.

When calculating diluted earnings per share, the Earnings Per Share Topic in the ASC requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation. All stock options were dilutive for the periods presented; therefore, no stock options were excluded from the diluted earnings per share calculation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.	Earnings Per Share, continued

As a result, diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During third quarters 2011 and 2010, approximately $700 thousand and $300 thousand of face value convertible debentures were converted into 73 thousand and 30 thousand shares of CSX common stock, respectively. As of the end of third quarter 2011, approximately $4 million of convertible debentures at face value remained outstanding, which are convertible into approximately 469 thousand shares of CSX common stock.

NOTE 3.	Share-Based Compensation

Under CSX's share-based compensation plans, awards primarily consist of performance grants, restricted stock awards, restricted stock units, stock options and stock grants for directors. CSX has not granted stock options since 2003. Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to the Company's non-management directors upon recommendation of the Governance Committee.

    In May 2011, approximately 1.1 million performance units (post-split) were granted to key members of management under a new long-term incentive plan ("LTIP") adopted under the CSX Stock and Incentive Award Plan.  This LTIP provides for a three-year cycle ending in fiscal year 2013.  Similar to the two existing plans, the financial target upon which payments are based is operating ratio, which is defined as operating expenses divided by operating revenue and is calculated excluding certain non-recurring items.  Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original grant based upon CSX's attainment of pre-established operating ratio targets for fiscal year 2013.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Additionally, as part of the 2011 long-term incentive compensation program, the Company granted approximately 360 thousand time-based restricted stock units (post-split) to key members of management.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and support retention objectives.

     For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and its related income tax benefit is as follows:

	Third Quarters		Nine Months
(Dollars in millions)	2011	2010	2011	2010

Share-Based Compensation Expense	$7	$13	$30	$46
Income Tax Benefit	3	5	11	17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.	Share-Based Compensation, continued

The following table provides information about stock options exercised and expired.

	Third Quarters		Nine Months
(In thousands)	2011	2010	2011	2010

Number of Stock Options Exercised	589	280	4,543	1,193
Number of Stock Options Expired	6	—	27	—

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of third quarter 2011, CSX had approximately 5 million stock options outstanding.

NOTE 4.	Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves are considered critical accounting estimates that involve significant management judgments. They are provided for in the consolidated balance sheets as follows:

	September 30, 2011			December 31, 2010
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$78	$175	$253	$78	$176	$254
Occupational	10	34	44	10	30	40
Asbestos	9	58	67	9	72	81
Total Casualty	97	267	364	97	278	375
Separation	16	36	52	16	44	60
Environmental	55	31	86	37	70	107
Other	32	100	132	26	110	136
Total	$200	$434	$634	$176	$502	$678

These liabilities are accrued when estimable and probable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ. The final outcome of these matters cannot be predicted with certainty. Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items, when finally resolved, will have a material effect on the Company's financial condition, results of operations or liquidity. Should a number of these items occur in the same period, however, they could have a material effect on the Company's financial condition, results of operations or liquidity in that particular period.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves, continued

Casualty

Casualty reserves represent accruals for personal injury, occupational injury and asbestos claims. During 2010 the Company increased its self-insured retention amount for these claims from $25 million to $50 million per injury for claims occurring on or after June 1, 2010. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Asbestos claims are from employees alleging exposure to asbestos in the workplace. Asbestos claims are reviewed quarterly by management, and analyzed annually by a third party expert. The methodology used includes estimates of future anticipated incurred but not reported claims based on the Company's trends in average historical claim filing rates, future anticipated dismissal rates and future settlement rates.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund remedial actions to comply with present laws and regulations.

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

While the Company believes its current insurance coverage is adequate to cover its damages, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2011	2010	2011	2010
Service Cost	$10	$10	$30	$31
Interest Cost	30	30	90	91
Expected Return on Plan Assets	(39)	(42)	(118)	(124)
Amortization of Net Loss	18	15	54	44
Total Expense	$19	$13	$56	$42

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2011	2010	2011	2010
Service Cost	$1	$2	$3	$4
Interest Cost	4	5	10	14
Amortization of Net Loss	2	1	5	5
Amortization of Prior Service Cost	—	—	(1)	—
Total Expense	$7	$8	$17	$23

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

NOTE 7.	Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2011 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2010	$613	$8,051	$8,664
2011 activity:
Long-term debt issued	—	600	600
Long-term debt repaid	(595)	—	(595)
Reclassifications	481	(481)	—
Debt conversions to CSX stock	(5)	—	(5)
Discount and premium activity	—	(10)	(10)
Long-term debt as of the end of third quarter 2011	$494	$8,160	$8,654

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
Revolving Credit Facility

During the quarter, CSX replaced its existing $1.25 billion credit facility that was set to expire in May 2012 with a new $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This new facility expires in September 2016 and has not been drawn on as of the date of this filing. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of the end of third quarter 2011, CSX was in compliance with all covenant requirements under the facility.

Receivables Securitization Facility

The Company has a $250 million receivables securitization facility that expires in June 2012. This facility has a 364-day term. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, LLC ("CSX Trade Receivables"), a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.	Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. Other income - net consisted of the following:

	Third Quarters		Nine Months
(Dollars in millions)	2011	2010	2011	2010
Interest Income	$1	$1	$3	$4
Income from Real Estate	6	5	14	20
Miscellaneous Income (Expense)	(1)	2	(6)	4
Total Other Income - Net	$6	$8	$11	$28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.	Income Taxes

There have been no material changes to the balance of unrecognized tax benefits during the third quarter 2011 and 2010. Last year the Company recorded an income tax charge of $22 million or $0.02 per share primarily related to the merger of the Company's former Intermodal subsidiary with CSXT.  As a result of this merger, CSXT's effective state tax rate increased and resulted in a revaluation of the deferred tax liabilities.

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

Investments

The Company's investment assets, valued by a third-party trustee, consist primarily of corporate bonds and are carried at fair value, on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. Level 1 inputs were used to determine fair value of the Company's investment assets. The fair value and amortized cost of these bonds are as follows:

(Dollars in millions)	September 30, 2011	December 31, 2010
Fair Value	$153	$123
Amortized Cost	$152	$121

These investments have the following maturities:

(Dollars in millions)	September 30, 2011	December 31, 2010
Less than 1 year	$53	$44
1 - 2 years (a)	27	45
2 - 5 years (b)	73	31
Greater than 5 years	—	3
Total	$153	$123

(a)
The 1-2 year category includes callable bonds of approximately $5 million as of year end 2010, which are classified as short-term investments on the consolidated balance sheet. There were no callable bonds in this category as of nine months ended 2011.

(b)
The 2-5 year category includes callable bonds of approximately $8 million and $5 million as of nine months ended 2011 and year end 2010, respectively, which are classified as short-term investments on the consolidated balance sheet.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.	Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 30, 2011	December 31, 2010
Long-term Debt Including Current Maturities:
Fair Value	$10,043	$9,624
Carrying Value	$8,654	$8,664

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,946	$17	$2,963
Expense	(77)	2,220	(58)	2,085
Operating Income	77	726	75	878

Equity in Earnings of Subsidiaries	500	(1)	(499)	—
Interest (Expense) / Benefit	(123)	(19)	4	(138)
Other Income - Net	3	6	(3)	6

Earnings Before Income Taxes	457	712	(423)	746
Income Tax (Expense) / Benefit	7	(266)	(23)	(282)
Net Earnings	$464	$446	$(446)	$464

Third Quarter 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,650	$16	$2,666
Expense	(46)	1,841	46	1,841
Operating Income	46	809	(30)	825

Equity in Earnings of Subsidiaries	492	—	(492)	—
Interest (Expense) / Benefit	(119)	(22)	10	(131)
Other Income - Net	4	17	(13)	8

Earnings Before Income Taxes	423	804	(525)	702
Income Tax (Expense) / Benefit	(9)	(327)	48	(288)
Net Earnings	$414	$477	$(477)	$414

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months Ended September 30, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,743	$49	$8,792
Expense	(210)	6,584	(159)	6,215
Operating Income	210	2,159	208	2,577

Equity in Earnings of Subsidiaries	1,472	2	(1,474)	—
Interest (Expense) / Benefit	(370)	(64)	22	(412)
Other Income - Net	11	8	(8)	11

Earnings Before Income Taxes	1,323	2,105	(1,252)	2,176
Income Tax (Expense) / Benefit	42	(782)	(71)	(811)
Net Earnings	$1,365	$1,323	$(1,323)	$1,365

Nine Months Ended September 24, 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$7,139	$681	$7,820
Expense	(129)	5,120	604	5,595
Operating Income	129	2,019	77	2,225

Equity in Earnings of Subsidiaries	1,381	—	(1,381)	—
Interest (Expense) / Benefit	(367)	(77)	36	(408)
Other Income - Net	13	55	(40)	28

Earnings Before Income Taxes	1,156	1,997	(1,308)	1,845
Income Tax (Expense) / Benefit	(23)	(772)	83	(712)
Net Earnings	$1,133	$1,225	$(1,225)	$1,133

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of September 30, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$367	$140	$73	$580
Short-term Investments	—	—	61	61
Accounts Receivable - Net	5	446	697	1,148
Receivable from Affiliates	1,199	1,718	(2,917)	—
Materials and Supplies	—	236	—	236
Deferred Income Taxes	—	160	4	164
Other Current Assets	79	103	(70)	112
Total Current Assets	1,650	2,803	(2,152)	2,301

Properties	8	31,501	1,632	33,141
Accumulated Depreciation	(8)	(7,807)	(908)	(8,723)
Properties - Net	—	23,694	724	24,418

Investments in Conrail	—	—	687	687
Affiliates and Other Companies	—	563	(82)	481
Investments in Consolidated Subsidiaries	17,232	—	(17,232)	—
Other Long-term Assets	167	107	87	361
Total Assets	$19,049	$27,167	$(17,968)	$28,248

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$148	$970	$52	$1,170
Labor and Fringe Benefits Payable	39	397	38	474
Payable to Affiliates	2,567	574	(3,141)	—
Casualty, Environmental and Other Reserves	—	186	14	200
Current Maturities of Long-term Debt	404	88	2	494
Income and Other Taxes Payable	529	124	(524)	129
Other Current Liabilities	—	101	—	101
Total Current Liabilities	3,687	2,440	(3,559)	2,568

Casualty, Environmental and Other Reserves	—	352	82	434
Long-term Debt	7,008	1,151	1	8,160
Deferred Income Taxes	(583)	7,655	463	7,535
Other Long-term Liabilities	681	526	76	1,283
Total Liabilities	$10,793	$12,124	$(2,937)	$19,980

Shareholders' Equity
Common Stock, $1 Par Value	1,050	181	(181)	1,050
Other Capital	—	5,650	(5,650)	—
Retained Earnings	7,944	9,255	(9,255)	7,944
Accumulated Other Comprehensive Loss	(738)	(63)	63	(738)
Noncontrolling Interest	—	20	(8)	12
Total Shareholders' Equity	8,256	15,043	(15,031)	8,268
Total Liabilities and Shareholders' Equity	$19,049	$27,167	$(17,968)	$28,248

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 30, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,062	$2,014	$(491)	$2,585

Investing Activities
Property Additions	—	(1,285)	(151)	(1,436)
Other Investing Activities	(19)	(90)	144	35
Net Cash Used in Investing Activities	(19)	(1,375)	(7)	(1,401)

Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(507)	(86)	(2)	(595)
Dividends Paid	(362)	(510)	518	(354)
Stock Options Exercised	27	—	—	27
Shares Repurchased	(1,564)	—	—	(1,564)
Other Financing Activities	30	(21)	(19)	(10)
Net Cash Provided by (Used in) Financing Activities	(1,776)	(617)	497	(1,896)

Net Decrease in Cash and Cash Equivalents	(733)	22	(1)	(712)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$367	$140	$73	$580

Nine months ended September 24, 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$242	$2,461	$(426)	$2,277

Investing Activities
Property Additions	—	(1,037)	(66)	(1,103)
Other Investing Activities	(17)	(86)	144	41
Net Cash Provided by (Used in) Investing Activities	(17)	(1,123)	78	(1,062)

Financing Activities
Long-term Debt Repaid	—	(101)	(2)	(103)
Dividends Paid	(281)	(443)	449	(275)
Stock Options Exercised	21	—	—	21
Shares Repurchased	(1,123)	—	—	(1,123)
Other Financing Activities	703	(713)	(118)	(128)
Net Cash Provided by (Used in) Financing Activities	(680)	(1,257)	329	(1,608)

Net Increase (Decrease) in Cash and Cash Equivalents	(455)	81	(19)	(393)
Cash and Cash Equivalents at Beginning of Period	918	30	81	1,029
Cash and Cash Equivalents at End of Period	$463	$111	$62	$636

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW
CSX provides rail-based freight transportation services including traditional rail service and the transport of intermodal containers and trailers. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and global competitiveness of the United States. CSX's network is positioned to reach nearly two-thirds of Americans, who account for the majority of the nation's consumption of goods. Through this network, the Company transports a diverse portfolio of products and commodities to meet the country's needs. These products range from energy sources like coal and ethanol, to automobiles, chemicals, building materials, paper, metals, grains and consumer products. The Company categorizes these products into three primary lines of business: merchandise, coal and intermodal. CSX's transportation solutions connect industries across the United States with each other and with global markets to meet the transportation needs of port facilities, energy producers, manufacturers, industrial producers, construction companies, farmers and feed mills, wholesalers and retailers and the United States armed forces.
Strategic Growth Initiatives
As CSX continues to strengthen its core business, the Company is focusing on three key strategic growth initiatives related to intermodal, export coal and total service integration. The Company believes these initiatives will allow it to capture additional domestic and international volume, while improving service offerings to its customers in a cost-effective manner.
The Company's intermodal business is an economical, environmentally-friendly alternative to transporting freight on highways via truck.  CSX is capitalizing on this opportunity by building new terminals and increasing network capacity. Construction of a new intermodal terminal in Louisville, Kentucky and major terminal expansion projects such as the Worcester, Massachusetts and Columbus, Ohio terminals are currently underway.  These investments are in addition to the Company's new Northwest Ohio intermodal terminal that became operational during first quarter 2011. This high-capacity terminal, which is part of CSX's National Gateway initiative discussed below, expands service offerings to customers as well as improves market access to and from east coast ports.

Rapid economic growth in developing countries such as India, China and Brazil has generated a long term growth cycle in coal demand. As a result of the increase in global steel production, demand for U.S. coal is expected to remain strong. Demand for coal used in electric power generation is also expected to remain high due to rising consumption as developing countries become more urbanized. These increases in global coal demand are expected to largely be met by export shipments with a sizeable portion originating from the U.S. The Company is well-positioned to capitalize on this market growth through its network access to large U.S. coal suppliers and multiple port facilities.
CSX's Total Service Integration (“TSI”) initiative, which was launched in 2006, supports growth by improving service, optimizing train size, and increasing asset utilization for unit train shipments from origin to destination. CSX is now advancing this initiative to enhance service quality for customers who ship by the carload. This program, TSI Carload, focuses where the customer is impacted most - during the first and last mile of service. These enhancements aim to further emphasize the advantages of rail transportation over other modes of transportation. These improvements to operational processes, customer communication and service will better align the Company's operating capabilities with customers' needs.

Balanced Approach to Capital Deployment
CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend growth and share repurchases. In 2011, the Company is investing approximately $2.2 billion to further enhance the capacity, quality, safety and flexibility of its network. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. The Company has increased its quarterly cash dividend nine times over the last five years including a 38% increase to $0.12 per share in 2011. Also during 2011, CSX announced a new $2 billion share repurchase authority expected to be completed by the end of 2012 based on market and business conditions.
Public-Private Partnerships
Expanding capacity on U.S. rail networks will provide substantial public benefits including job creation, increased business activity at U.S. ports, reduced highway congestion and lower air emissions.  Therefore, CSX and its government partners are working jointly to invest in multi-year rail infrastructure projects such as the National Gateway.  This initiative is a public-private partnership which will increase intermodal capacity on key corridors between Mid-Atlantic ports and the Midwest.  Current projects related to the National Gateway include the expansion of the Virginia Avenue Tunnel in Washington, D.C. and construction for double-stack train clearances in Ohio, West Virginia, Pennsylvania, Maryland and the District of Columbia.

CSX is engaged in another major partnership initiative with the Commonwealth of Massachusetts. Currently, CSX provides single line service to and from New England. To further improve its service offering to customers, CSX is expanding its intermodal terminal footprint in Worcester, Massachusetts and making the route into this market double-stack cleared.

Additionally, CSX has entered into a transaction with the state of Florida to help alleviate highway congestion through a new commuter rail operation known as SunRail. CSX will sell the state a portion of its track for the new commuter rail and will invest all these funds for additional freight rail capacity and infrastructure within the state. This includes a new automotive and intermodal facility in central Florida. This transaction is projected to be cash neutral.
These long-term investments provide a foundation for volume growth and productivity improvement, enhanced customer service and continued advancements in the safety and reliability of operations. To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company's rail service would be reflected in any potential new legislation or policies.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

THIRD QUARTER 2011 HIGHLIGHTS

•	Revenue grew $297 million or 11% to nearly $3 billion, a third quarter record.

•	Expenses increased $244 million or 13% to $2.1 billion.

•	Operating income increased $53 million or 6% to $878 million, a third quarter record.

•	Operating ratio was 70.4%.

	Third Quarters
(In thousands)	2011	2010
Volume	1,619	1,609

(In millions)
Revenue	$2,963	$2,666
Expense	2,085	1,841
Operating Income	$878	$825

Operating Ratio	70.4%	69.1%

The Company achieved positive year-over-year volume and revenue results as demand for rail service in the markets CSX serves continued to support profitable growth. The overall increase in volume reflects growth in metals and forest products. Revenue increased 11% from prior year driven by the ongoing emphasis on pricing above rail inflation and higher fuel recovery associated with the increase in fuel prices.

Expenses increased 13% versus the prior year quarter largely due to a $133 million increase in total fuel costs as a result of higher fuel prices. Materials, supplies, and other expenses increased primarily due to volume-related expenses, inflation and other costs. Labor and fringe increased primarily due to inflation, service and training-related expenses and other costs partially offset by lower employee incentive compensation. Excluding the rise in total fuel costs, total expenses increased 7% year over year.

For additional information, refer to Results of Operations discussed on pages 30 through 34.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In addition to the financial highlights described above, the Company measures and reports safety and service performance. The Company strives for continuous improvement in these measures through training, initiatives and investment. For example, the Company's safety and train accident prevention programs rely on broad employee involvement. The programs utilize operating rules training, compliance measurement, root cause analysis and communication that are intended to create a safer environment for employees and the public. Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance.

The Company continued to advance its efforts on safety during third quarter 2011. While the FRA reportable personal injuries frequency index increased 4% over 2010 to 1.08, the reported FRA train accident frequency rate improved 26% to 1.81.

Overall, network reliability and service measures improved during the third quarter of 2011 compared to the first half of the year. However, key service measures in third quarter 2011 declined versus 2010. On-time train originations and arrivals declined to 72% and 61%, respectively. Dwell time increased to 25.5 hours from 24.8 hours in third quarter 2010. Average train velocity declined 2% to 20.6 miles per hour compared to last year's third quarter

The operating statistics table on the following page shows year-over-year results, however, CSX also analyzes these measures sequentially. The Company has taken steps to improve its performance, including increasing its workforce and adding locomotive resources to the system. These efforts have had favorable results as seen sequentially from the end of second quarter to the end of third quarter 2011. On-time train originations improved 10%, on-time arrivals improved 13%, train velocity improved 4%, and dwell decreased 2% since second quarter 2011.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		Third Quarters
		2011	2010	Improvement/ (Decline)

Safety and Service Measurements	FRA Personal Injury Frequency Index	1.08	1.04	(4)%
	FRA Train Accident Rate	1.81	2.44	26%

	On-Time Train Originations	72%	77%	(6)%
	On-Time Destination Arrivals	61%	69%	(12)%

	Dwell	25.5	24.8	(3)%
	Cars-On-Line	204,649	210,117	3%

	Train Velocity	20.6	21.1	(2)%

				Increase/(Decrease)
Resources	Route Miles	21,043	21,091	—%
	Locomotives (owned and long-term leased)	4,069	4,068	—%
	Freight Cars (owned and long-term leased)	77,828	80,919	(4)%

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

	Third Quarters				Nine Months
	2011	2010	$ Change	% Change	2011	2010	$ Change	% Change

Revenue	$2,963	$2,666	$297	11%	$8,792	$7,820	$972	12%
Expense
Labor and Fringe	765	731	34	5%	2,294	2,181	113	5%
Materials, Supplies and Other	562	509	53	10%	1,649	1,579	70	4%
Fuel	412	279	133	48%	1,245	866	379	44%
Depreciation	251	232	19	8%	740	690	50	7%
Equipment and Other Rents	95	90	5	6%	287	279	8	3%
Total Expense	2,085	1,841	244	13%	6,215	5,595	620	11%
Operating Income	$878	$825	$53	6%	$2,577	$2,225	$352	16%
Interest Expense	(138)	(131)	(7)	5%	(412)	(408)	(4)	1%
Other Income - Net	6	8	(2)	(25)%	11	28	(17)	(61)%
Income Tax Expense	(282)	(288)	6	(2)%	(811)	(712)	(99)	14%
Net Earnings	$464	$414	$50	12%	$1,365	$1,133	$232	20%

Earnings Per Diluted Share(a)	$0.43	$0.36	$0.07	19%	$1.24	$0.97	$0.27	28%

Operating Ratio	70.4%	69.1%	130	bps	70.7%	71.5%	(80)	bps

(a) All share and per-share data have been retroactively restated for the three-for-one stock split which was effective May 31, 2011.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Third Quarters

	Volume			Revenue			Revenue Per Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Agricultural
Agricultural Products	96	104	(9)%	$234	$246	(5)%	$2,438	$2,365	4%
Phosphates and Fertilizers	80	78	2%	118	107	10%	1,475	1,372	8%
Food and Consumer	24	26	(5)%	64	62	3%	2,667	2,385	8%
Industrial
Chemicals	116	116	—%	407	379	8%	3,509	3,267	7%
Automotive	86	82	4%	228	196	16%	2,651	2,390	12%
Metals	66	57	15%	155	125	24%	2,348	2,193	7%
Housing and Construction
Emerging Markets	116	113	3%	180	163	11%	1,552	1,442	8%
Forest Products	73	67	9%	179	150	20%	2,452	2,239	9%
Total Merchandise	657	643	2%	1,565	1,428	10%	2,382	2,221	7%

Coal	386	392	(1)%	957	835	15%	2,479	2,130	16%

Intermodal	576	574	—%	369	318	16%	641	554	15%

Other	—	—	—%	72	85	(15)%	—	—	—%

Total	1,619	1,609	1%	$2,963	$2,666	11%	$1,830	$1,657	10%

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Third Quarter 2011 Results of Operations

The Company achieved positive year-over-year volume and revenue results as demand for rail service in the markets CSX serves continued to support profitable growth. The overall increase in volume reflects growth in metals and forest products. Ongoing emphasis on pricing above rail inflation, along with higher fuel recovery associated with the increase in fuel prices, drove revenue-per-unit increases in all markets.

Merchandise

Agricultural

Agricultural Products - Volume decreased due to reduced demand for feed shipments as a result of limited supply due to higher corn prices and decreased production from producers of poultry and pork.

Phosphates and Fertilizers - Shipments of fertilizers grew as farmers used more fertilizer to improve crop yields and replenished inventories as a result of higher crop prices.

Food and Consumer - Volume declined due to decreased shipments of alcoholic beverages and appliances. Alcoholic beverage shipments decreased as a result of higher beer inventories while appliance shipments declined from continued weakness in the housing sector.

Industrial

Chemicals - Volume was flat as strength in demand for intermediate products used in manufacturing consumer goods and automobiles, was offset by weakness in plastics due to high inventories. Intermediate products (such as hydrochloric acid used in the production of metals) are key inputs in the production of both durable and nondurable goods as well as packaging.

Automotive - Automotive volume grew as North American automotive production increased to meet demand from delayed purchases during the slowed economy over the last few years.

Metals - Volume growth was driven by higher domestic steel production resulting from strong demand from the automotive and energy sectors for products such as sheet steel and pipe. This increased production, along with international demand, resulted in a large increase in scrap shipments.

Housing and Construction

Emerging Markets - Volume increased due to improved shipments of cement, aggregates (which include crushed stone, sand and gravel) and increased shipments of waste (such as construction and demolition debris) as a result of the storms that occurred in the quarter.

Forest Products - Volume increased, despite the weakness in housing-related markets, with strength in shipments of pulp board and paper used in packaging for consumer products and a slight increase in demand for building products as a result of storm-related damage and low inventories.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal

Shipments of utility coal declined as electrical generation was flat in the eastern U.S., natural gas prices remained low and utility stockpiles were slightly above target levels. This decrease was partially offset by higher export shipments driven by greater demand for U.S. coal in Europe, Asia and South America. The increase in revenue per unit reflects improved yield, fuel recovery and positive mix.

Intermodal

Volume was flat as growth in domestic shipments was offset by weakness in international volume. Domestic shipments increased as higher fuel prices led to over-the-road conversions. International volume declined when compared to an early peak shipping season in 2010, versus a later, more moderate peak shipping season this year. The increase in revenue per unit largely reflects higher fuel recovery due to rising fuel prices as well as positive mix and improved yield.

Other

Other revenue decreased due to lower benefits for contract volume commitments not met as well as incidental charges, partially offset by higher affiliate revenue.

Expense

Expenses increased $244 million from last year's third quarter. Significant variances are described below.

Labor and Fringe expense increased $34 million primarily due to the following:

•Inflation related to higher wages and healthcare costs increased $29 million

•	Service and training expenses were $27 million higher related to additional resources to improve service, reflecting the 4% headcount increase.

•	Expenses increased $14 million for guarantee payments for a facility closure.

•	Incentive compensation expenses were $30 million lower.

•	Various other costs that were favorable during the quarter.

Materials, Supplies and Other expense increased $53 million due to the following:

•	Volume-related expenses (e.g., increased activity at coal piers) were $16 million higher.

•	Inflation-related expenses increased $11 million.

•	Higher resources resulted in expenses of $6 million related to increased locomotive maintenance and crew travel.

•	Other various expenses were higher during the quarter, driven by the cycling of prior year items, property taxes as well as storm-related costs.
Fuel expense increased $133 million primarily due to a 44% increase in average price per gallon for locomotive fuel as well as higher non-locomotive fuel expense.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Interest Expense

Interest expense increased $7 million to $138 million primarily due to higher average debt balances partially offset by lower interest rates.

Other Income - Net

Other income-net decreased $2 million to $6 million primarily due to an increase in non-operating expenses.

Income Tax Expense

Income tax expense decreased $6 million to $282 million mostly due to a prior year charge of $22 million, or $0.02 per share, offset by higher earnings in 2011. This charge was primarily related to the merger of the Company's former Intermodal subsidiary with CSXT and was not repeated in the current year.

Net Earnings

Net earnings increased $50 million to $464 million and earnings per diluted share increased $0.07 to $0.43 primarily driven by the after-tax impact of strong revenue growth offset mainly by higher fuel expense.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Nine Months

	Volume			Revenue			Revenue Per Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Agricultural
Agricultural Products	314	325	(4)%	$767	$768	—%	$2,443	$2,363	4%
Phosphates and Fertilizers	243	237	2%	373	339	10%	1,535	1,430	7%
Food and Consumer	76	76	1%	197	180	9%	2,592	2,368	8%
Industrial
Chemicals	352	344	2%	1,214	1,102	10%	3,449	3,203	8%
Automotive	262	244	7%	673	570	18%	2,569	2,336	10%
Metals	201	183	10%	461	393	17%	2,294	2,148	7%
Housing and Construction
Emerging Markets	328	311	5%	504	460	10%	1,537	1,479	4%
Forest Products	212	195	9%	514	440	17%	2,425	2,256	7%
Total Merchandise	1,988	1,915	4%	4,703	4,252	11%	2,366	2,220	7%

Coal	1,159	1,166	(1)%	2,794	2,406	16%	2,411	2,063	17%

Intermodal	1,710	1,612	6%	1,077	941	15%	630	584	8%

Other	—	—	—%	218	221	(1)%	—	—	—%

Total	4,857	4,693	3%	$8,792	$7,820	12%	$1,810	$1,666	9%

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine Month Results of Operations

Consolidated Results of Operations

Revenue

Revenue increased $972 million to $8.8 billion as a result of volume increases in most markets, emphasis on pricing above rail inflation, and higher fuel recovery due to an increase in fuel prices.

Operating Income

Operating income increased $352 million to $2.6 billion primarily due to higher revenue partially offset by increased fuel and labor-related costs.

Interest Expense

Interest expense increased $4 million to $412 million primarily due to higher average debt balances partially offset by lower interest rates.

Other Income - Net

Other income - net decreased $17 million to $11 million primarily due to an increase in non-operating expenses and lower real estate sales.

Income Tax Expense

Income tax expense increased $99 million to $811 million primarily due to higher earnings in 2011.

Net Earnings

Net earnings increased $232 million to $1.4 billion and earnings per diluted share increased $0.27 to $1.24 primarily due to the after tax impact of higher revenue partially offset by increased fuel, labor-related costs.
LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets and liabilities plus shareholders' equity increased $107 million from year end. Assets increased primarily due to the increase in net properties and accounts receivable of $619 million and $155 million, respectively. These increases were partially offset by the decrease in cash of $712 million as described below.

Liabilities increased $539 million driven by a $482 million increase in deferred income tax liabilities primarily due to the net impact of bonus depreciation on tax accruals. Shareholders' equity was lower from share repurchases of $1.6 billion and dividends of $354 million partially offset by net earnings of $1.4 billion.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Cash Flow Statements

The decrease in cash and cash equivalents of $712 million was $319 million lower for the nine months ended 2011 versus the same period in the prior year primarily due to:

•
Operating activities - Cash increased $308 million due to higher earnings and the net impact of bonus depreciation on tax accruals. This increase was partially offset by accounts receivable related to higher revenue as well as larger incentive compensation payouts.

•	Investing activities - Capital expenditures were higher by $333 million compared to last year.

•
Financing activities - Higher share repurchases and dividend payments decreased cash by $288 million. This decrease was partially offset by $141 million of cash consideration paid to debtholders in 2010 for the exchange of debt securities that was not repeated in the current year.

Liquidity and Working Capital

As of the end of nine months 2011, CSX had $580 million of cash and cash equivalents. CSX also replaced its existing credit facility that was set to expire in May 2012 with a new $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and has not been drawn on as of the date of this filing. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividend payments to shareholders and repurchases of CSX common stock. Additionally, in May 2011, CSX issued $600 million of new long-term debt. See Note 7, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in June 2012. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $267 million as of the end of third quarter 2011 and a working capital surplus of $318 million as of December 2010. This decrease since December 2010 is primarily due to cash used for share repurchases and property additions. A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity.

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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis. Consistent with the prior year, significant estimates using management judgment are made for the following areas:

•	casualty, environmental and other reserves;

•	pension and post-retirement medical plan accounting;

•	depreciation policies for assets under the group-life method; and

•	income taxes.

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

•
the cost of compliance with laws and regulations that differ from expectations (including those associated with Positive Train Control implementation) and costs, penalties and operational impacts associated with noncompliance with applicable laws or regulations;

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

Item 4. CONTROLS AND PROCEDURES

As of September 30, 2011, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2011, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Share repurchase activity of $1 billion for the third quarter 2011 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Third Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$1,772,524,393

July	5,202,316	$25.71	5,202,316	1,638,750,811

August	35,030,000	22.42	35,030,000	853,531,413

September	5,734,000	20.86	5,734,000	733,913,022

Ending Balance	45,966,316	$22.60	45,966,316	$733,913,022

(a) Third quarter 2011 consisted of the following fiscal periods: July (July 2, 2011 - July 29, 2011), August (July 30, 2011 - August 26, 2011), September (August 27, 2011 - September 30, 2011).

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and reserved)

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

10.1     Revolving Credit Agreement dated September 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 4, 2011).

31*     Rule 13a-14(a) Certifications.

32*     Section 1350 Certifications.

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on October 26, 2011, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 30, 2011 and September 24, 2010, (ii) consolidated balance sheets at September 30, 2011 and December 31, 2010, (iii) consolidated cash flow statements for the fiscal periods ended September 30, 2011 and September 24, 2010, and (iv) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: October 26, 2011