Form 10-K
period 2011-12-30
CSX CORP
filed 2012-02-21
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes (X) No (  )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (as defined in Exchange Act Rule 12b-2).
Large Accelerated Filer (X)        Accelerated Filer (  )        Non-accelerated Filer (  ) Smaller reporting company ( )
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes (  ) No (X)
On July 1, 2011 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $26 billion (based on the New York Stock Exchange closing price on such date).
There were 1,052,267,692 shares of Common Stock outstanding on January 27, 2012 (the latest practicable date that is closest to the filing date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 9, 2012.

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation suppliers.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

CSX Transportation, Inc.

CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections to approximately 240 short-line and regional railroads.

Lines of Business

During 2011, CSXT’s transportation services generated $11.7 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.7 million carloads and generated approximately 54% of revenue and 41% of volume in 2011. The Company’s merchandise business is the most diverse market and transports aggregates (which includes crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped 1.5 million carloads and accounted for nearly 32% of revenue and 24% of volume in 2011.  The Company transports utility, industrial and export coal to electricity-generating power plants, steel manufacturers, industrial plants and deep-water port facilities.  Roughly one of every three tons of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 12% of revenue and 35% of volume in 2011. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for approximately 2% of the Company’s total revenue in 2011.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

CSX CORPORATION
PART I

Other Entities

In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.   CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain CSXT customers and trucking dispatch operations.  TDSI serves the automotive industry with distribution centers and storage locations.  Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks.  Today, the biggest Transflo markets are chemicals and agriculture, for example minerals and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

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

Since its founding, numerous railroads have combined with the former B&O through merger and consolidation to create what has become CSX.  Each of the railroads that combined into the CSX family brought new geographical reach to valuable markets, gateways, cities, ports and transportation corridors.

CSX was incorporated in 1978 under Virginia law. In 1980, the Company completed the merger of the Chessie System and Seaboard Coast Line Industries into CSX.  The merger allowed the Company to connect northern population centers and Appalachian coal fields to growing southeastern markets.  Later, the Company’s acquisition of key portions of Conrail, Inc. allowed CSXT to link the northeast, including New England and the New York metropolitan area, with Chicago and midwestern markets as well as the growing areas in the southeast already served by CSXT.  This current rail network allows the Company to directly serve every major market in the eastern United States with safe, dependable, environmentally responsible and fuel efficient freight transportation and intermodal service.

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

CSX CORPORATION
PART I

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

Regulatory Environment

The Company's operations are subject to various federal, state and local laws and regulations generally applicable to businesses in the United States.  The railroad operations conducted by the Company's subsidiaries, which includes CSXT, are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives and hazardous materials requirements.  Additionally, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security, has broad authority over railroad operating practices that may have homeland security implications.

Although the Staggers Act of 1980 significantly deregulated rail rates and much of the rail traffic of the Company's subsidiaries is currently exempt from rate regulation by agency decision, the STB has broad jurisdiction over railroad commercial practices, including some railroad rates, routes, fuel surcharges, conditions of services and the extension or abandonment of rail lines.  This includes jurisdiction over freight car charges, the transfer, extension or abandonment of rail lines, rates charged on certain regulated rail traffic, conditions of service and any acquisition of control over rail common carriers.

In 2008, Congress enacted the Rail Safety Improvement Act (the “RSIA”).  The legislation includes a mandate that all Class I freight railroads implement a positive train control system (“PTC”) by December 31, 2015.  The AAR recently advised the FRA on behalf of the industry that a nationwide interoperable PTC network cannot be completed by the December 31, 2015 deadline. Federal legislation introduced in both the House of Representatives and the Senate would, if approved, delay the final implementation of PTC from three to five years.

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported.  Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks caused by switches left in wrong positions. The Company expects to incur significant capital costs in connection with the implementation of PTC as well as related ongoing operating expenses.   CSX previously estimated that the total multi-year cost of PTC implementation would be at least $1.2 billion for the Company. This estimate is currently being re-evaluated due to upward pressure on these costs.

In December 2009, a proposed bill called the “Surface Transportation Board Reauthorization Act of 2009” was introduced in the Senate but not advanced. In January 2011, the bill, now referred to as the Surface Transportation Board Reauthorization Act of 2011 (“STB Reauthorization Bill”) was reintroduced. The STB Reauthorization Bill, if adopted, could increase government involvement in railroad pricing, service and operations. The proposed legislation also includes provisions that would reduce a railroad's ability to price at market levels and open a carrier's privately-owned and maintained rail network to competitors under certain conditions. Though unlikely, portions of the STB Reauthorization bill may be considered as part of the Moving Ahead for Progress in the 21st Century Act, a bill to reauthorize Federal-aid highway and highway safety construction programs, and for other purposes.

CSX CORPORATION
PART I

If adopted as proposed, this bill could have a material adverse effect on the Company's revenue and operations, as well as its ability to invest in enhancing and maintaining vital infrastructure.   Prior to the reintroduction of the STB Reauthorization Bill, the STB had already announced two new hearings; one held in February 2011 to review the utility of boxcar, intermodal, automotive and other exemptions, and the other held in June 2011 to explore the current state of competition in the railroad industry. The STB has not yet announced what actions, if any, it will take in response to the records developed in these hearings.

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

CSX has included the certifications of its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the Act”) as Exhibit 31, as well as Section 906 of the Act as Exhibit 32 to this Form 10-K report. Additionally, on May 25, 2011, CSX filed its annual CEO certification with the New York Stock Exchange (“NYSE”) confirming CSX’s compliance with the NYSE Corporate Governance Listing Standards.  The CEO was not aware of any violations of these standards by CSX as of February 17, 2012 (the latest practicable date that is closest to the filing of this Form 10-K).  This certification is also included as Exhibit 99 to this Form 10-K.

The Company’s annual average number of employees was approximately 31,000 in 2011, which includes approximately 26,000 union employees.  Most of the Company’s employees provide or support transportation services.  The information set forth in Item 6. Selected Financial Data is incorporated herein by reference.

For additional information concerning business conducted by the Company during 2011, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A.  Risk Factors

The following risk factors could have a materially adverse effect on the Company's financial condition, results of operations or liquidity, and could cause those results to differ materially from those expressed or implied in the Company's forward-looking statements.  Additional risks and uncertainties not currently known to the Company or that the Company currently does not deem to be material also may materially impact the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART I

New legislation or regulatory changes could impact the Company's earnings or restrict its ability to independently negotiate prices.

Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of the Company's business.  For instance, legislation proposed in the Senate in December 2009, and reintroduced in January 2011 (see Regulatory Environment in Part I for further details), if adopted, could significantly change the federal regulatory framework of the railroad industry.  Several of the changes under consideration could have a significant negative impact on the Company's ability to determine prices for rail services and meet service standards, which could force a reduction in capital spending.  In addition, statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company's profitability.

Government regulation and compliance risks may adversely affect the Company's operations and financial results.

The Company is subject to the jurisdiction of various regulatory agencies, including the STB, the FRA and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies.  For example, the RSIA mandated that the installation of PTC be completed by December 31, 2015 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations.  In January 2010, the FRA issued its final rule on the design, operational requirements and implementation of the new PTC technology. The FRA is now re-examining certain aspects of the rule in response to rail industry concerns. The AAR recently advised the FRA on behalf of the industry that a nationwide interoperable PTC network cannot be completed by the December 31, 2015 deadline.  Federal legislation introduced in both the House of Representatives and the Senate would, if approved, delay the final implementation of PTC from three to five years. Even if revised, the rule will continue to impose significant new costs on the Company and the rail industry.  Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

Climate change legislation and regulation could adversely affect the Company's operations and financial results.

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

Any of these pending or proposed laws or regulations could adversely affect CSX  operations and financial results by, among other things: (1) increasing energy costs generally, making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner (particularly in the absence of similar regulations in countries like India and China); (2) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; (3) reducing coal-fired electricity generation due to mandated emission standards which CSX considers to be unachievable within the time frames ordered by the U.S. EPA, and (4) reducing the consumption of coal as a viable energy resource in the United States.  Any of these factors could reduce the amount of traffic the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART I

Capacity constraints could have a negative impact on service and operating efficiency.

CSXT may experience rail network difficulties related to: (i) increased passenger activities, including high-speed rail, in capacity-constrained areas, or (ii) regulatory changes impacting when CSXT can transport freight or service routes that could have a negative effect on CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

General economic conditions could negatively affect demand for commodities and other freight.

The economic recession in late 2008 and 2009 adversely affected demand for rail and intermodal services.  Although overall traffic improved in 2010 and 2011, a decline in general domestic and global economic conditions that affect demand for the commodities the Company carries could reduce revenues or have other adverse effects.  In addition, if the rate of economic growth in China slows or if European economies contract, U.S. export coal volume could be adversely impacted resulting in lower revenue for CSX. Furthermore, sustained low natural gas prices are having a negative impact on domestic coal volume, as coal-fired electricity generation is being displaced by natural gas-fired generation, which could adversely impact the Company's financial condition, results of operations or liquidity.

CSXT, as a common carrier by rail, is required by law to transport hazardous materials, which could expose the Company to significant costs and claims.

Under federal regulations, CSXT is required to transport hazardous materials under its common carrier obligation.  A train accident involving the transport of hazardous materials could result in significant claims arising from personal injury, property or natural resource damage, environmental penalties and remediation obligations.  Such claims, if insured, could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

CSXT is also required to comply with regulations regarding the handling of hazardous materials. In November 2008, the TSA issued final rules placing significant new security and safety requirements on passenger and freight railroad carriers, rail transit systems, and facilities that ship hazardous materials by rail.  Noncompliance with these rules can subject the Company to significant penalties and could be a factor in litigation arising out of a train accident.  Finally, legislation preventing the transport of hazardous materials through certain cities could result in network congestion and increase the length of haul for hazardous substances, which could increase operating costs, reduce operating efficiency or increase the risk of an accident involving the transport of hazardous materials.

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

CSX CORPORATION
PART I

The Company has been, and may in the future, be subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company's incurring fines, penalties or costs relating to the clean-up of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known and estimable future environmental costs, it could incur significant costs that exceed reserves or require unanticipated cash expenditures as a result of any of the foregoing.  The Company also may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

The Company relies on the stability and availability of its technology systems to operate its business.

The Company relies on information technology in all aspects of its business.  The performance and reliability of the Company's technology systems are critical to its ability to operate and compete safely and effectively. A cybersecurity attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure could result in a service interruption, train accident, misappropriation of confidential information, process failure, security breach or other operational difficulties. Such an event could result in increased capital, insurance or operating costs, including increased security costs to protect the Company's infrastructure.  Disruption of the Company's information technology systems, even for short periods of time, could have a material adverse effect on the Company.

Disruption of the supply chain could negatively affect operating efficiency and increase costs.

The capital intensive nature and sophistication of core rail equipment (including rolling stock equipment, locomotives, rail, and ties) limits the number of railroad equipment suppliers.  If any of the current manufacturers stops production or experiences a supply shortage, CSXT could experience a significant cost increase or material shortage.  In addition, a few critical railroad suppliers are foreign and, as such, adverse developments in international relations, new trade regulations, disruptions in international shipping or increases in global demand could make procurement of these supplies more difficult or increase CSXT's operating costs.

Additionally, if a fuel supply shortage were to arise, whether due to the Organization of the Petroleum Exporting Countries (OPEC), other production restrictions, lower refinery outputs, a disruption of oil imports, adverse political developments or otherwise, the Company would be negatively impacted.

Failure to complete negotiations on collective bargaining agreements could result in strikes and/or work stoppages.

Most of CSX's employees are represented by labor unions and are covered by collective bargaining agreements. The majority of these agreements are bargained nationally by the National Carriers Conference Committee and negotiated over the course of several years and previously have not resulted in any extended work stoppages.  Under the Railway Labor Act's procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention), during negotiations neither party may take action until the procedures are exhausted.  If, however, CSX is unable to negotiate acceptable agreements, or if terms of existing agreements are disputed, the employees covered by the Railway Labor Act could strike, which could result in loss of business and increased operating costs as a result of higher wages or benefits paid to union members.

CSX CORPORATION
PART I

 The Company faces competition from other transportation providers.

The Company experiences competition in the form of pricing, service, reliability and other factors from various transportation providers including railroads and motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines. Transportation providers such as motor carriers and barges utilize public rights-of-way that are built and maintained by governmental entities while CSXT and other railroads must build and maintain rail networks largely using internal resources. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation providing for less stringent size or weight restrictions on trucks, could negatively impact the Company's competitive position.

Future acts of terrorism, war or regulatory changes to combat the risk of terrorism may cause significant disruptions in the Company's operations.

Terrorist attacks, along with any government response to those attacks, may adversely affect the Company's financial condition, results of operations or liquidity.  CSXT's rail lines or other key infrastructure may be direct targets or indirect casualties of acts of terror or war.  This risk could cause significant business interruption and result in increased costs and liabilities and decreased revenues.  In addition, premiums charged for some or all of the insurance coverage currently maintained by the Company could increase dramatically or the coverage may no longer be available.

Furthermore, in response to the heightened risk of terrorism, federal, state and local governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry.  For example, the Department of Homeland Security adopted regulations that require freight railroads to implement additional security protocols when transporting hazardous materials.  Complying with these regulations could continue to increase the Company's operating costs and reduce operating efficiencies.

Severe weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.

The Company's operations may be affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes.  As a result, the Company's rail network may be damaged, its workforce may be unavailable, fuel costs may rise and significant business interruptions could occur.  In addition, the performance of locomotives and railcars could be adversely affected by extreme weather conditions.  Insurance maintained by the Company to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of the Company's damages or damages to others and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, the Company may not be able to restore service without a significant interruption in operations.

The Company may be subject to lawsuits that could result in significant expenditures.

The Company is subject to various claims and lawsuits, including putative class action litigation alleging violations of antitrust laws.  The Company may experience material judgments or incur significant costs to defend existing and future lawsuits.  Additionally, existing litigation may suffer adverse developments not currently reflected in the Company's reserve estimates as the ultimate outcome of existing litigation is subject to numerous factors outside of the Company's control.  Final judgments or settlement amounts may differ materially from the recorded reserves.

CSX CORPORATION
PART I

Increases in the number and magnitude of property damage and personal injury claims could adversely affect the Company's operating results.

The Company faces inherent business risk from exposure to occupational and personal injury claims, property damage, including storm damage, and claims related to train accidents.  The Company may incur significant costs to defend such claims.

Existing claims may suffer adverse developments not currently reflected in reserve estimates, as the ultimate outcome of existing claims is subject to numerous factors outside of the Company's control. Although the Company establishes reserves and maintains insurance to cover these types of claims, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves and exceed the Company's insurance coverage.

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

CSX CORPORATION
PART I

CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads.  At December 2011, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,546
Terminals and switching yards	9,556
Passing sidings and turnouts	910
Total	37,012

In addition to its physical track structure, CSXT operates numerous yards and terminals.  These serve as the hubs between CSXT and its local customers and as sorting facilities where rail cars often are received, re-sorted and placed onto new outbound trains.

The Company’s ten largest yards and terminals based on annual volume (number of rail cars or intermodal containers processed) are listed below:

Yards and Terminals	Annual Volume (number of units processed)
Chicago, IL	922,893
Waycross, GA	663,821
Selkirk, NY	584,746
Willard, OH	500,612
Nashville, TN	493,106
Indianapolis, IN	491,728
Cincinnati, OH	486,242
Hamlet, NC	462,247
Toledo, OH	361,871
Birmingham, AL	357,353

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

Interstate 95 (I-95) Corridor – The CSXT I-95 Corridor connects Charleston, Jacksonville, Miami and many other cities throughout the Southeast with the heavily populated northeastern cities of Baltimore, Philadelphia and New York.  CSXT primarily transports food and consumer products, as well as metals and chemicals along this line.  It is the only rail corridor along the eastern seaboard south of the District of Columbia, and provides access to major eastern ports.

Southeastern Corridor – This critical part of the network runs between CSXT’s western gateways of Chicago, St. Louis and Memphis through the cities of Nashville, Birmingham, and Atlanta and markets in the Southeast.  The Southeastern Corridor is the premier rail route connecting these key cities, gateways, and markets and positions CSXT to efficiently handle projected traffic volumes of intermodal, automotive and general merchandise traffic.  The corridor also provides direct rail service between the coal reserves of the southern Illinois basin and the demand for coal in the Southeast.

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois Basin with industrial areas in the Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities.  CSXT’s coal network is well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for exports outside of the U.S.  Roughly one of every three tons of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

See the following page for a map of the CSX Rail Network.

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Stanley
Walbridge
Cleveland
Willard
Greenwich
Cumberland
Curtis Bay
Locust Point
Avon
Columbus
Cincinnati
Russell
Evansville
Louisville
Richmond
Erwin
Rocky Mount
Nashville
Hamlet
Florence
Birmingham
Atlanta
Charleston
Montgomery
E. Savannah
Waycross
Mobile
Jacksonville
New Orleans
Tampa
Major Terminals
I-90 Corridor
I-95 Corridor
Southeastern Corridor
Coal Network
CSX Rail Network

CSX CORPORATION
PART I

Locomotives

CSXT operates more than 4,000 locomotives, of which over 95% are owned by CSXT.  Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2011, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

	Locomotives	%	Average Age (years)
Freight	3,579	87%	20
Switching	322	8%	32
Auxiliary Units	215	5%	19
Total	4,116	100%	20

Equipment

In 2011, the average daily fleet of cars on line consisted of approximately 206,000. At any time over half of the railcars on the CSXT system are not owned or leased by the Company.  Examples of these are as follows: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars used to transport automobiles (which are shared among railroads).

CSX CORPORATION
PART I

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

Other cars owned or leased on the network include, but are not limited to, center beam cars for transporting lumber and building products.  The Company also has other types of equipment such as doublestack railcars, which allow for two containers to be mounted one above the other.

CSX CORPORATION
PART I

At December 2011, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	25,337	37%
Open-top hoppers	12,354	18%
Box cars	8,659	13%
Covered hoppers	10,987	16%
Multi-level flat cars	9,845	14%
Flat cars	1,106	2%
Other cars	371	1%
Subtotal freight cars	68,659	100%
Containers	16,403	61%
Chassis	10,360	39%
Subtotal equipment	26,763	100%
Total equipment	95,422

 Item 3.  Legal Proceedings

Fuel Surcharge Antitrust Litigation

Class action lawsuits first filed in May 2007 have been consolidated and are pending in federal court in the District of Columbia against CSXT and three other U.S.-based Class I railroads.   The court has not yet ruled on whether it is appropriate to certify the case as a class action.
The lawsuits contain substantially similar allegations to the effect that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. The suits seek unquantified treble damages (three times the amount of actual damages) allegedly sustained by purported class members, attorneys' fees and other relief.

All but three of the lawsuits purport to be filed on behalf of a class of shippers that allegedly purchased rail freight transportation services from the defendants through the use of contracts or through other means exempt from rate regulation during defined periods commencing as early as June 2003 and that were assessed fuel surcharges. Three of the lawsuits purport to be on behalf of indirect purchasers of rail services. The court denied the defendants' motion to dismiss the direct purchasers' claims. The court dismissed all of the indirect purchasers' causes of action seeking money damages, but did not dismiss their request for injunctive relief. The dismissal was upheld on appeal. Plaintiffs then petitioned the United States Supreme Court to hear the case. The Supreme Court denied the petition in December 2010.

One additional lawsuit was filed, but not served, by an individual shipper.  CSXT entered into a tolling agreement with this shipper whereby the shipper agreed to dismiss the lawsuit against CSXT without prejudice and CSXT agreed to extend the statute of limitations for the claims asserted until the end of 2010.  That agreement has been extended to the end of 2012.

CSX CORPORATION
PART I

CSXT believes that its fuel surcharge practices are lawful.  Accordingly, CSXT intends to vigorously defend itself against the purported class actions, which it believes are without merit.  While CSXT cannot predict the outcome of the private lawsuits, or of any government investigations, charges or additional litigation that may be filed in the future, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition and liquidity.  Penalties for violating antitrust laws can be severe, involving both potential criminal and civil liability.   If a material adverse outcome were to occur and be sustained, it could have a material adverse impact on the Company's financial condition, results of operations or liquidity.

Other Legal Proceedings

In addition to the matters described above, the Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental and hazardous material exposure matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these pending items will have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.

Item 4.  Mine Safety Disclosure

Not Applicable

CSX CORPORATION
PART I

Executive Officers of the Registrant

Executive officers of the Company are elected by the CSX Board of Directors and generally hold office until the next annual election of officers.  There are no family relationships or any arrangement or understanding between any officer and any other person pursuant to which such officer was elected.  As of the date of this filing, the executive officers’ names, ages and business experience are:

Name and Age	Business Experience During Past Five Years
Michael J. Ward, 61 Chairman, President and Chief Executive Officer

A 34-year veteran of the Company, Ward has served as Chairman, President and Chief Executive Officer of CSX since January 2003.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Fredrik J. Eliasson, 41 Executive Vice President and Chief Financial Officer

Eliasson was named Executive Vice President and Chief Financial Officer of CSX and CSXT in January 2012 and is responsible for the management and oversight of strategic planning and finance activities, including accounting, financial planning, tax, treasury and investor relations.

Eliasson brings more than 16 years of management and finance experience to his new role. He previously served as Vice President of Sales and Marketing for CSX's chemicals and fertilizer business, Vice President of Emerging Markets, Vice President of Commercial Finance, and Vice President of Financial Planning and Analysis.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Oscar Munoz, 53 Executive Vice President and Chief Operating Officer

Munoz was named Executive Vice President and Chief Operating Officer of CSXT in January 2012. He manages all aspects of the Company's operations across its 21,000-mile network, including transportation, service design, customer service, engineering, mechanical and technology. Prior to his current role, Munoz spent eight years as CSX’s Executive Vice President and Chief Financial Officer from 2003 to 2012.

Munoz brings to the Company more than 25 years of experience from a variety of industries. Before joining CSX in 2003, Munoz served as Chief Financial Officer and Vice President of AT&T Consumer Services. He also has held key executive positions with other consumer products companies, including the Coca-Cola Company and Pepsico Corporation.

Clarence W. Gooden, 60 Executive Vice President of Sales and Marketing and Chief Commercial Officer

Gooden has been the Executive Vice President and Chief Commercial Officer of CSX and CSXT since April 2004. He is responsible for generating customer revenue, forecasting business trends and developing CSX’s model for future revenue growth.

A member of the Company for more than 40 years, Gooden has held key executive positions in both operations and sales and marketing.

Ellen M. Fitzsimmons, 51 Senior Vice President of Law and Public Affairs, General Counsel and Corporate Secretary

Fitzsimmons has been the Senior Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary since December 2003.  She serves as the Company’s chief legal officer and oversees all government relations and public affairs activities.

During her 20-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Lisa A. Mancini, 52 Senior Vice President and Chief Administrative Officer

Mancini has been Senior Vice President and Chief Administrative Officer since January 2009. She is responsible for employee compensation and benefits, labor relations, all employee staffing and development activitites, purchasing, real estate, aviation and facilities.  She previously served as Vice President-Strategic Infrastructure Initiatives from 2007 to 2009 and, prior to that, Vice President – Labor Relations.

Prior to joining CSX in 2003, Mancini served as Chief Operating Officer of the San Francisco Municipal Railway.

Carolyn T. Sizemore, 49 Vice President and Controller

Sizemore has served as Vice President and Controller of CSX and CSXT since April 2002. She is responsible for financial and regulatory reporting, freight billing and collections, payroll for the Company’s 31,000 employees, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 22-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CSX’s common stock is listed on the NYSE, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock

A total of 1.8 billion shares of common stock are authorized, of which 1,049,157,179 shares were outstanding as of December 2011.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that allow them to purchase additional shares before other members of the general public in the event of an offering.  At January 27, 2012, the latest practicable date, there were 36,697 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was approximately 1.1 billion as of December 30, 2011.  (See Note 2, Earnings Per Share.)

A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock as required by SEC Regulation S-K. All dividends and common stock prices were adjusted to reflect the three-for-one stock split effective May 31, 2011.

	Quarter
	1st	2nd	3rd	4th	Year
2011
Dividends	$0.09	$0.12	$0.12	$0.12	$0.45
Common Stock Price
High	$26.81	$26.50	$27.06	$23.14	$27.06
Low	$21.37	$24.08	$17.69	$17.83	$17.69

2010
Dividends	$0.08	$0.08	$0.08	$0.09	$0.33
Common Stock Price
High	$17.61	$20.67	$18.93	$21.60	$21.60
Low	$14.02	$16.00	$15.50	$17.98	$14.02

CSX CORPORATION
PART II

Stock Performance Graph

The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2006 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”) and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.  As shown in the graph, CSX’s five-year stock returns significantly outpaced those of the S&P 500.
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
In 2011, CSX repurchased a total of $1.6 billion of common stock, which includes $1.3 billion from the new share repurchase program announced in May 2011. As of December 30, 2011, the Company had remaining authority of $734 million under this new $2 billion program. The Company may purchase shares from time to time on the open market, through block trades or otherwise. CSX did not repurchase any shares in the fourth quarter of 2011, and as such, no table showing shares repurchased in the quarter is required. CSX expects to complete the remaining repurchase amount by the end of 2012 based on market and business conditions. Since year end, the Company has completed $178 million of additional share repurchases through a trade date of February 15, 2012.

CSX CORPORATION
PART II

 Item 6.  Selected Financial Data

Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2011	2010	2009	2008	2007
Financial Performance
Revenue	$11,743	$10,636	$9,041	$11,255	$10,030
Expense	8,325	7,565	6,771	8,504	7,784
Operating Income	$3,418	$3,071	$2,270	$2,751	$2,246
Net Earnings from Continuing Operations	$1,822	$1,563	$1,128	$1,485	$1,227

Operating Ratio	70.9%	71.1%	74.9%	75.6%	77.6%

Earnings Per Share: (a)
From Continuing Operations, Basic	$1.68	$1.37	$0.96	$1.23	$0.95
From Continuing Operations, Assuming Dilution	1.67	1.35	0.95	1.21	0.91
Average Common Shares Outstanding	1,083	1,143	1,176	1,204	1,293
Average Common Shares Outstanding, Assuming Dilution	1,089	1,154	1,187	1,228	1,347
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,306	$1,346	$1,090	$745	$714
Total Assets	29,473	28,141	26,887	26,154	25,417
Long-term Debt	8,734	8,051	7,895	7,512	6,470
Shareholders' Equity	8,468	8,700	8,768	7,985	8,612
Dividend Per Share (a)	$0.45	$0.33	$0.29	$0.26	$0.18
Additional Data
Capital Expenditures (b)	$2,297	$1,840	$1,586	$1,784	$1,806
Employees -- Annual Averages	31,344	30,066	30,202	33,348	33,977

(a)	Earnings per share and dividends per share data were retroactively restated to reflect the three-for-one stock split effective May 31, 2011.

(b)
Capital Expenditures include investments related to reimbursable public-private partnerships. These investments of approximately $100 million in 2011 are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.  See the capital expenditures table on page 43 for additional information.

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

STRATEGIC OVERVIEW
CSX provides rail-based freight transportation services including traditional rail service and the transport of intermodal containers and trailers. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and global competitiveness of the United States. America is once again poised for a period of growth in manufacturing, as the economy continues to recover. The U.S. demand to move more goods by rail is expected to rise along with the need to reduce highway congestion and greenhouse gas emissions. CSX and freight railroads are the best way to meet this demand while reducing environmental impacts. CSX can move a ton of freight almost 500 miles on one gallon of fuel and, on average, over three times more fuel efficiently than trucks.
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
CSX services are delivered by dedicated employees whose jobs cannot be exported overseas. Railroad jobs are among some of the nation's highest paying. In 2011, CSX continued its job creation efforts by hiring more than 4,000 new employees that will carry forward with this legacy.
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

Rapid economic growth in developing countries such as India, China and Brazil has generated a long term growth cycle in export coal demand. As a result of the increase in global steel production, demand for U.S. coal is expected to remain strong. Demand for coal used in electric power generation is also expected to remain high due to rising consumption as developing countries become more urbanized. These increases in global coal demand are expected to largely be met by export shipments with a considerable portion originating from the U.S. The Company is well-positioned to capitalize on this market growth through its network access to large U.S. coal suppliers and multiple port facilities.

CSX CORPORATION
PART II

CSX's Total Service Integration (“TSI”) initiative, which was launched in 2006, supports growth by improving service, optimizing train size, and increasing asset utilization for unit train shipments from origin to destination. CSX is now advancing this initiative to enhance service quality for customers who ship by the carload. This program, TSI Carload, focuses where the customer is impacted most - during the first and last mile of service. These enhancements aim to improve service levels and reliability of rail transportation over other modes of transportation. These improvements to operational processes, customer communication and service will better align the Company's operating capabilities with customers' needs.
Balanced Approach to Capital Deployment
CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend growth and share repurchases. In 2011, the Company invested $2.3 billion to further enhance the capacity, quality, safety and flexibility of its network. Included in this amount is approximately $100 million of investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. The Company has increased its quarterly cash dividend nine times over the last six year period which represents a 36 percent compounded annual growth rate. Also during 2011, CSX announced a new $2 billion share repurchase authority expected to be completed by the end of 2012 based on market and business conditions.
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

CSX is engaged in another major partnership initiative with the Commonwealth of Massachusetts to expand freight and commuter rail service. Currently, CSX provides service to and from New England. To further improve that service offering to customers, CSX is expanding its intermodal terminal footprint in Worcester, Massachusetts and, with the Commonwealth, is clearing the route from Worcester to the New York state line for double-stack intermodal service.

Additionally, CSX has entered into a transaction with the state of Florida to help alleviate highway congestion through a new commuter rail operation known as SunRail. CSX sold the state a portion of its track for its new commuter rail and will invest the proceeds in additional freight rail capacity and infrastructure within the state. This includes a new automotive and intermodal facility in central Florida.
In summary, these long-term investments discussed above provide a foundation for volume growth and productivity improvement, enhanced customer service and continued advancements in the safety and reliability of operations. To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company's rail service would be reflected in any potential new legislation or policies.

CSX CORPORATION
PART II

2011 HIGHLIGHTS

•	Revenue increased $1.1 billion or 10% to $11.7 billion primarily driven by pricing above inflation and higher fuel recoveries.

•	Expenses increased $760 million or 10% to $8.3 billion driven primarily by higher fuel prices and inflation.

•	Operating income increased $347 million or 11% to an all-time annual record of $3.4 billion and operating ratio improved to 70.9%, also an all-time annual record.

	Fiscal Years
(in Thousands)	2011	2010	2009
Volume	6,476	6,384	5,793
(in Millions)
Revenue	$11,743	$10,636	$9,041
Expense	8,325	7,565	6,771
Operating Income	$3,418	$3,071	$2,270
Operating Ratio	70.9%	71.1%	74.9%

In 2011, the Company achieved positive year-over-year volume and revenue results as demand for rail service in the markets CSX serves continued to support profitable growth. Revenue increased 10% from prior year, to $11.7 billion, with growth in all three major markets - merchandise, coal and intermodal.  Ongoing emphasis on pricing above rail inflation, along with higher fuel recovery associated with the increase in fuel prices, drove revenue-per-unit increases in all markets.

Expenses increased by $760 million, or 10%, from prior year.  This increase was driven primarily by higher fuel prices, inflation and other labor-related costs associated with increased resource levels and training costs focused on service improvements. Although expenses increased year-over-year, CSX was able to achieve a record operating ratio of 70.9% due to the Company's continued focus on cost control and strong top line growth. Fiscal year 2010 results include an extra week of activity as compared to fiscal year 2011. This activity did not have a material impact on the Company's full year 2010 results of operations.

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

The Company routinely collaborates with the FRA and industry organizations as well as federal, state and local governments on the development and implementation of safety programs and initiatives. For example, CSX, Operation Lifesaver, Inc., the U.S. Department of Transportation and other major railroads from across the country have partnered in the Common Sense campaign to reduce the number of injuries and deaths around tracks and trains. In addition to these initiatives, CSXT also has an ongoing public safety program to clear-cut trees and vegetation at public passive highway-rail intersections (crossings with no flashing lights or gates) to improve the public's ability to discern rail hazards.
During 2011, the Company's safety metrics improved.  For 2011, the Federal Railroad Administration (“FRA”) personal injury rate improved 10% to 0.91, compared to 1.01 in 2010.  This is a record full year personal injury performance for CSX.  The 2011 reported FRA train accident frequency rate improved 14% to 2.32, compared to 2.69 in 2010.  These improvements were achieved through a sustained commitment to safety.

Key service measures in 2011 slightly declined as the impact of severe weather on first half 2011 operations were partially offset by improvements gained from additional resources added in the second half of 2011. On-time train originations declined to 72% from 75% in 2010 while on-time arrivals declined to 62% from 69% in 2010.  Dwell time increased to 25.9 hours from 25.0 hours in 2010.  Average train velocity declined 2% to 20.6 miles per hour.  While these key measures declined on a year-over-year basis, fourth quarter 2011 measures were markedly improved, and continue to support efficient and reliable train operations for CSX's customers.

CSX CORPORATION
PART II

Operating Statistics (Estimated)

		Fiscal Years		Improvement/
		2011	2010	(Decline)
Safety and	FRA Personal Injury Frequency Index	0.91	1.01	10%
Service
Measurements	FRA Train Accident Rate	2.32	2.69	14%
	On-Time Train Originations	72%	75%	(4)%
	On-Time Destination Arrivals	62%	69%	(10)%
	Dwell	25.9	25.0	(4)%
	Cars-On-Line	206,432	210,984	2%
	Train Velocity	20.6	21.0	(2)%
				Increase/
				(Decrease)
Resources	Route Miles	20,998	21,084	—%
	Locomotives (owned and long-term leased)	4,116	4,072	1%
	Freight Cars (owned and long-term leased)	68,659	70,318	(2)%
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

CSX CORPORATION
PART II

Free Cash Flow (Non-GAAP Measure)

Free cash flow is considered a non-GAAP financial measure under SEC Regulation G, Disclosure of Non-GAAP Measures. Management believes that free cash flow is important in evaluating the Company’s financial performance. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities.  Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities.  As described below, free cash flow before dividends decreased $94 million to $1.4 billion.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2011	2010	2009
(Dollars in Millions)
Net cash provided by operating activities	$3,491	$3,261	$2,039
Property additions (a)	(2,297)	(1,840)	(1,426)
Proceeds from property dispositions	240	108	45
Other investing activities	(38)	(39)	9
Free Cash Flow (before payment of dividends)	$1,396	$1,490	$667

(a)
Property additions include investments related to reimbursable public-private partnerships. These investments of approximately $100 million in 2011 are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.  Also, property additions for 2009 above do not include cash payments of new assets using seller financing of approximately $160 million. These payments are shown in "other financing activities" on the consolidated cash flow statement.

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
Forward-looking statements are typically identified by words or phrases such as "will," "should," “believe,” “expect,” “anticipate,” “project,” “estimate,” “preliminary” and similar expressions. The Company cautions against placing undue reliance on forward-looking statements, which reflect its good faith beliefs with respect to future events and are based on information currently available to it as of the date the forward-looking statement is made.    Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the timing when, or by which, such performance or results will be achieved.

CSX CORPORATION
PART II

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation, and the potential enactment of initiatives to further regulate the rail industry;

•
the outcome of litigation and claims, including, but not limited to, those related to fuel surcharge, environmental matters, taxes, shipper and rate claims subject to adjudication, personal injuries and occupational illnesses;

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

•	unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management's decisions regarding share repurchases;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•	the impact of natural gas prices on coal-fired electricity generation;

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

CSX CORPORATION
PART II

•
the inherent business risks associated with safety and security, including the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	labor and benefit costs and labor difficulties, including stoppages affecting either the Company's operations or customers' ability to deliver goods to the Company for shipment;

•	the Company's success in implementing its strategic, financial and operational initiatives;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting economic and business conditions.

Other important assumptions and factors that could cause actual results to differ materially from those in the forward-looking statements are specified elsewhere in this report and in CSX's other SEC reports, which are accessible on the SEC's website at www.sec.gov and the Company's website at www.csx.com. The information on the CSX website is not part of this annual report on Form 10-K.

CSX CORPORATION
PART II

FINANCIAL RESULTS OF OPERATIONS
2011 vs. 2010 Results of Operations

	Fiscal Years
	2011	2010	$ Change	% Change
(Dollars in Millions)
Revenue	$11,743	$10,636	$1,107	10%
Expense
Labor and Fringe	3,073	2,957	(116)	(4)
Materials, Supplies and Other	2,229	2,075	(154)	(7)
Fuel	1,668	1,212	(456)	(38)
Depreciation	976	947	(29)	(3)
Equipment and Other Rents	379	374	(5)	(1)
Total Expense	8,325	7,565	(760)	(10)
Operating Income	$3,418	$3,071	$347	11
Interest Expense	(552)	(557)	5	1
Other Income - Net	22	32	(10)	(31)
Income Tax Expense	(1,066)	(983)	(83)	(8)
Net Earnings	$1,822	$1,563	$259	17
Earnings Per Diluted Share:
Net Earnings	$1.67	$1.35	$0.32	24%
Operating Ratio	70.9%	71.1%		20 bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Years (a)
	Volume			Revenue			Revenue Per Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Agricultural
Agricultural Products	424	446	(5)%	$1,048	$1,056	(1)%	$2,472	$2,368	4%
Phosphates and Fertilizers	321	313	3	490	465	5	1,526	1,486	3
Food and Consumer	101	102	(1)	263	245	7	2,604	2,402	8
Industrial
Chemicals	462	461	—	1,596	1,485	7	3,455	3,221	7
Automotive	361	340	6	936	800	17	2,593	2,353	10
Metals	265	243	9	613	520	18	2,313	2,140	8
Housing and Construction
Emerging Markets	439	418	5	672	615	9	1,531	1,471	4
Forest Products	281	265	6	684	600	14	2,434	2,264	7
Total Merchandise	2,654	2,588	3	6,302	5,786	9	2,375	2,236	6
Coal	1,533	1,573	(3)	3,709	3,267	14	2,419	2,077	17
Intermodal (b)	2,289	2,223	3	1,434	1,291	11	626	581	8
Other	—	—	—	298	292	2	—	—	—
Total	6,476	6,384	1%	$11,743	$10,636	10%	$1,813	$1,666	9%

(a) CSX follows a 52/53 week fiscal reporting calendar and 2010 included 53 weeks. The revenue impact for the extra week was $171 million.

(b) In fourth quarter 2011, CSX reduced revenue by $18 million correcting the first nine months of 2011 intermodal revenue on certain interline business. This adjustment is presented in intermodal revenue above and is considered immaterial to the consolidated financial statements.

CSX CORPORATION
PART II

2011 vs. 2010 Results of Operations

CSX full year results reflect positive year-over-year volume and revenue growth as demand for rail service in the markets CSX serves continued to support profitable growth.   Ongoing emphasis on pricing above rail inflation, along with higher fuel recovery associated with the increase in fuel prices, drove revenue-per-unit increases in all markets. Fiscal year 2010 results include an extra week of activity as compared to fiscal year 2011.

Volume and Revenue

Merchandise

Agricultural

Agricultural Products – Volume declined as the amount of feed shipments declined as a result of higher corn prices and decreased production from producers of poultry and pork. These reductions were slightly offset by growth in ethanol and increased shipments of soybeans into the Southeast due to low inventories.

Phosphates and Fertilizers – Shipments of domestic fertilizers grew as farmers replenished inventories to improve crop yields as a result of higher anticipated crop prices.  Export demand was also strong with recovery in exports to Central and South America after last year's drought.  Shipments of phosphate rock, which is used to make fertilizer, grew as suppliers are stocking up in anticipation of a strong spring season.

Food and Consumer – Volume decreased as lower appliance shipments resulting from continued weakness in the housing sector was partially offset by strength in truckload conversions of refrigerated products and manufactured goods.

Industrial

Chemicals – Volume was flat as strength in frac sand (used in the extraction of gas and petroleum) resulted from the increase in natural gas drilling. This increase was offset by a reduction in basic chemical markets, like plastics, which experienced weak consumer demand and inventory destocking.

Automotive - Automotive volume grew as North American automotive production increased to meet pent up demand from delayed purchases during the slowed economy over the last few years.

Metals – Volume growth was driven by strong export demand for scrap shipments and higher domestic steel production resulting from strong demand in the automotive and oil and gas sectors for products such as sheet steel and pipe.

Housing and Construction

Emerging Markets – Volume increased primarily driven by improved shipments of aggregates (which include crushed stone, sand and gravel), cement and waste (such as construction and demolition debris) as a result of new distribution facilities and overall market growth related to the improving economy.

Forest Products – Volume increased, despite the weakness in housing-related markets, primarily related to strength in shipments of pulp board and paper used in packaging for consumer products and increased shipments of building products resulting from inventory replenishments.

CSX CORPORATION
PART II

Coal

Shipments of utility coal declined as electrical generation declined in the eastern U.S., natural gas prices remained low and utility stockpiles were above target levels. This decrease was partially offset by higher export shipments driven by greater demand for U.S. coal in Europe, South America and Asia. During 2011, CSX shipped 40.2 million tons of export coal. The increase in revenue per unit was driven by improved yield, positive mix and fuel recovery.

Intermodal

International and domestic shipment growth resulted from expanded service offerings, over-the-road conversions, and service and network enhancements. The increase in revenue per unit was driven by increased fuel recovery, improved yields and favorable traffic mix. This revenue-per-unit increase was partially offset by the impact of switching from a purchased transportation arrangement to a domestic interline program in the prior year.  This program, known as UMAX, provides customers with containers for local shipments or transcontinental service provided jointly by CSX and Union Pacific Corporation.

Other

Other revenue increased due to stronger affiliate revenue and higher incidental charges mostly offset by lower benefits for contract volume commitments as compared to the prior year.

Expense

In 2011, total expenses increased $760 million or 10% to $8.3 billion compared to prior year.   Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses increased $116 million primarily driven by inflation, increased resource levels and other labor-related costs associated with training focused on service improvements partially offset by lower incentive compensation expense.

Materials, Supplies and Other expenses consist primarily of materials and contracted services to maintain infrastructure and equipment and for terminal services at automotive facilities. This category also includes costs related to casualty claims, environmental remediation, train accidents, utilities, property and sales taxes and professional services. In addition, this category includes amounts paid to other transportation companies. Total materials, supplies and other expense increased by $154 million in 2011. The increase was primarily driven by the following:

•
Volume-related expenses and inflation increased as a result of higher operating and maintenance costs at automotive facilities, coal piers and intermodal terminals.  Additionally, maintenance expense increased due to a higher active count of locomotives in service as compared to prior year. Higher travel costs for train crews and other volume-related expenses also contributed to this increase.

•
Casualty expenses increased year-over-year primarily due to the prior year benefit of $49 million not repeated in the current year. This benefit was a result of improvements in safety and occupational claim trends.

CSX CORPORATION
PART II

•
Expense increases were partially offset by approximately $37 million of reduced transportation costs as a result of switching from a purchased transportation agreement to the UMAX domestic interline program in 2010. Additionally, an operating property transaction with the Commonwealth of Massachusetts closed during 2010 and resulted in a $30 million net book loss on a pre-tax basis.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is driven by the market price and locomotive consumption of diesel fuel. Fuel expense increased $456 million primarily due to a 26% increase in average price per gallon for locomotive fuel. Average fuel price per gallon increased $0.80 from $2.26 in 2010 to $3.06 in 2011.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $29 million due to a larger asset base related to higher capital spending partially offset by a multi-year adjustment related to retirements as well as the impact of prior year's additional expense related to the extra week.
Equipment and Other includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, office and other rentals. These expenses increased $5 million primarily due to volume-related expenses partially offset by cost savings associated with improved asset utilization.

Other

Interest Expense

Interest expense decreased $5 million to $552 million primarily due to lower average interest rates offset by higher average debt balances during 2011.

Other Income – Net

Other income - net decreased $10 million to $22 million related to lower real estate sales and increased non-operating expenses.

Income Tax Expense

Income tax expense increased $83 million to $1.1 billion due to higher earnings during 2011 offset by certain state income tax related adjustments compared to a year ago.

Net Earnings

Net earnings increased $259 million to $1.8 billion and earnings per diluted share increased $0.32 to $1.67 in 2011. This increase was primarily due to higher operating income net of income taxes in 2011.

CSX CORPORATION
PART II

2010 vs. 2009 Results of Operations

	Fiscal Years
	2010	2009	$ Change	% Change
(Dollars in Millions)
Revenue	$10,636	$9,041	$1,595	18%
Expense
Labor and Fringe	2,957	2,629	(328)	(12)
Materials, Supplies and Other	2,075	1,999	(76)	(4)
Fuel	1,212	849	(363)	(43)
Depreciation	947	903	(44)	(5)
Equipment and Other Rents	374	391	17	4
Total Expense	7,565	6,771	(794)	(12)
Operating Income	$3,071	$2,270	$801	35
Interest Expense	(557)	(558)	1	—
Other Income - Net	32	34	2	6
Income Tax Expense	(983)	(618)	(365)	(59)
Earnings From Continuing Operations	1,563	1,128	435	39
Discontinued Operations	—	15	(15)	(100)
Net Earnings	$1,563	$1,143	$420	37
Earnings Per Diluted Share:
Continuing Operations	$1.35	$0.95	$0.40	42
Discontinued Operations	—	0.01	(0.01)	(100)
Net Earnings	$1.35	$0.96	$0.39	41%
Operating Ratio	71.1%	74.9%		380 bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Years (a)
	Volume			Revenue			Revenue Per Unit
	2010	2009	% Change	2010	2009	% Change	2010	2009	% Change
Agricultural
Agricultural Products	446	428	4%	$1,056	$960	10%	$2,368	$2,243	6%
Phosphates and Fertilizers	313	289	8	465	373	25	1,486	1,291	15
Food and Consumer	102	100	2	245	233	5	2,402	2,330	3
Industrial
Chemicals	461	424	9	1,485	1,267	17	3,221	2,988	8
Automotive	340	234	45	800	511	57	2,353	2,184	8
Metals	243	200	22	520	399	30	2,140	1,995	7
Housing and Construction
Emerging Markets	418	405	3	615	585	5	1,471	1,444	2
Forest Products	265	258	3	600	547	10	2,264	2,120	7
Total Merchandise	2,588	2,338	11	5,786	4,875	19	2,236	2,085	7
Coal	1,573	1,553	1	3,267	2,727	20	2,077	1,756	18
Intermodal(b)	2,223	1,902	17	1,291	1,184	9	581	623	(7)
Other	—	—	—	292	255	15	—	—	—
Total	6,384	5,793	10%	$10,636	$9,041	18%	$1,666	$1,561	7%

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

CSX CORPORATION
PART II

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

Net Earnings

Net earnings increased $420 million to $1.6 billion and earnings per diluted share increased $0.39 to $1.35 in 2010.  This increase was primarily due to higher operating income net of income taxes in 2010.

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

Material Changes in the Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying its capital for the benefit of its shareholders, which includes investments in infrastructure, dividend improvement and share repurchases.

Total assets increased $1.3 billion from prior year. Assets increased primarily due to the increase in net properties of $1.2 billion from planned capital spending as well as short-term investments grew $469 million. These increases were partially offset by the decrease in cash of $509 million.

Total liabilities and shareholders' equity combined increased $1.3 billion primarily due to the net increase in total debt of $577 million mostly due to additional borrowings. Deferred income tax liability also increased by $548 million primarily related to the net impact of bonus depreciation on tax accruals. Shareholders' equity decreased by $232 million as a result of $1.6 billion of share repurchases since December 2010 partially offset by increased earnings during 2011.

Sources of Cash

The Company has multiple sources of cash.  First, the Company generates cash from operations.  In 2011, the Company generated $3.5 billion of cash from operating activities which represented a $230 million increase from prior year.  This increase was primarily driven by higher earnings in 2011. Second, CSX has access to numerous financing sources including a $1 billion five-year unsecured revolving credit facility that expires in September 2016.  As of the date of this filing, the Company has no outstanding balances under this facility.  See Note 9, Debt and Credit Agreements for more information.

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

CSX CORPORATION
PART II

Uses of Cash

CSX continued to invest in its business to create long-term value for shareholders.  In 2011, net cash used in investing activities was driven by $2.3 billion of property additions which increased $457 million from prior year.  The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2011	2010	2009
Track	$785	$777	$748
Bridges, Signals and Other	421	475	363
Total Infrastructure	1,206	1,252	1,111
Freight Cars	373	157	71
Capacity and Commercial Facilities	264	258	169
Regulatory (including PTC)	210	133	57
Locomotives	142	25	19
Public-Private Partnerships - net (a)	102	15	(1)
Total Property Additions	2,297	1,840	1,426
Cash paid for new assets using seller financing (b)	—	—	160
Total Capital Expenditures (a)	$2,297	$1,840	$1,586

(a)
Total capital expenditures shown above include investments related to reimbursable public-private partnerships. These investments of approximately $100 million in 2011 are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

(b)
Cash paid for new assets purchased using seller financing shown above in 2009 was for locomotives and freight cars and are included in “other financing activities” on the consolidated cash flow statement.

In addition to capital investments, the Company uses cash for scheduled payments of debt and leases and to pay dividends to shareholders.  CSX paid dividends of $480 million in 2011, which was $108 million more than prior year.  This increase was due to an increase in the quarterly dividend to $0.09 per share at the beginning of 2011 and then to $0.12 in second quarter 2011.  Net cash used in financing activities was $1.4 billion which increased $186 million primarily as a result of $1.6 billion of share repurchases partially offset by net debt in 2011.

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

CSX CORPORATION
PART II

Liquidity and Working Capital

Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with over $1.3 billion of cash, cash equivalents and short-term investments.  CSX also replaced its existing credit facility that was set to expire in May 2012 with a new $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016. The Company has no outstanding balances under this facility as of the date of this filing. Additionally in 2011, CSX issued a total of $1.2 billion of new long-term debt. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividends to shareholders, debt repayments and repurchases of CSX common stock. See Note 9, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in December 2012. The Company plans to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $248 million and $318 million at December 2011 and 2010, respectively.  This lower surplus since the prior year is primarily due to a deferred gain included in current liabilities. See sources and uses of cash description above.

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

Credit Ratings

Credit ratings reflect an independent agency’s judgment on the likelihood that a borrower will repay a debt obligation at maturity.  The ratings reflect many considerations, such as the nature of the borrower’s industry and its competitive position, the size of the company, its liquidity and access to capital and the sensitivity of a company’s cash flows to changes in the economy.  The two largest rating agencies, Standard & Poor’s Ratings Services (“S&P”) and Moody’s Investors Service (“Moody’s”), use alphanumeric codes to designate their ratings.  The highest quality rating for long-term credit obligations is AAA and Aaa for S&P and Moody’s, respectively.  A credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time by the assigning rating agency.

Currently, CSX is rated BBB with a stable outlook by S&P and Baa3 with a positive outlook by Moody's.  Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to lower levels, the Company could experience significant increases in its interest cost for new debt.  In addition, a decline in CSX’s credit ratings could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

CSX CORPORATION
PART II

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other commitments:

Type of Obligation	2012	2013	2014	2015	2016	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$507	$780	$527	$628	$23	$6,776	$9,241
Interest on Debt	552	519	482	433	412	5,040	7,438
Purchase Obligations (See Note 7)	828	357	336	322	297	2,488	4,628
Operating Leases - Net (See Note 7) (a)	65	41	58	25	23	155	367
Agreements with Conrail (a)	1	2	2	1	1	—	7
Total Contractual Obligations	$1,953	$1,699	$1,405	$1,409	$756	$14,459	$21,681
Other Commitments(b)	$170	—	—	—	—	—	$170

(a)
Agreements with Conrail represent minimum future lease payments of $7 million for freight cars and locomotives (see Note 13, Related Party Transactions). This amount plus total operating leases-net of $367 million above equals total net lease commitments of $374 million disclosed in Note 7, Commitments and Contingencies.

(b)
Other commitments of $170 million consisted of surety bonds, letters of credit and uncertain tax positions.  Surety bonds of $108 million and letters of credit of $40 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $22 million which include interest and penalties are all included in year 2012. The year of settlement can not be reasonably estimated, however, the Company believes at least $4 million of these unrecognized tax benefits will be resolved in the next 12 months.

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

Casualty, Environmental and Legal Reserves

Casualty

Casualty reserves represent accruals for personal injury, occupational injury and asbestos claims. During 2010 the Company increased its self-insured retention amount for these claims from $25 million to $50 million per injury for claims occurring on or after June 1, 2010.  Currently, no individual claim is expected to exceed the Company's self-insured retention amount.  In accordance with the Contingencies Topic in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"), to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation.

Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

As of December 2011, the Company had $372 million in casualty reserves.  See below for details regarding changes in estimate for casualty reserves.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

During 2011, there were no significant changes in estimates in personal injury reserves. During 2010, the Company reduced personal injury reserves by $24 million due to a downward trend in the number of injuries. This downward trend was measured by the reduction of the CSXT's Federal Railroad Administration (“FRA”) personal injury rate.  Adjustments to the reserves are included in materials, supplies and other in the consolidated income statements.

Occupational & Asbestos

Occupational claims arise from allegations of exposures to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (from exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

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

Occupational and asbestos claims are analyzed by a third-party actuary or specialist (the "third-party specialist"), respectively, in order to determine the number of unasserted or incurred but not reported (“IBNR”) claims. Analyses of both types of claims are performed by the third-party specialist and reviewed by management. This review is quarterly for occupational claims and annually for asbestos claims. Since exposure to asbestos has been substantially eliminated, this review is completed annually. For asserted occupational and asbestos claims, management reviews quarterly. With the exception of carpal tunnel, management has determined that seven years is the most probable time period in which unasserted claim filings and claim values can be estimated.  Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

The third-party specialists analyze CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves.  The potentially exposed population is estimated by using CSX employment records and industry data   From this analysis, the third-party specialists provide an estimate of the IBNR claims liability.

The estimated future filing rates and estimated average claim values are the most sensitive assumptions for these reserves.  A 1% increase or decrease in either the forecasted number of occupational and asbestos IBNR claims or the average claim values would result in approximately a $1 million increase or decrease in the liability recorded for unasserted occupational and asbestos claims.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

During 2011, there were no significant changes in estimate recorded to adjust occupational or asbestos reserves. During 2010, the Company reduced occupational reserves by $12 million primarily attributable to a decrease in the number of repetitive stress injury claims and lower settlement values for irritant claims. Also during 2010, the Company reduced its reserves for asbestos claims by $13 million, primarily related to a significant number of claims that were determined to have no value due to lack of sufficient medical evidence. Adjustments in reserves are included in materials, supplies and other in the consolidated income statements.

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 246 environmentally impaired sites.   Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

As of December 2011, the Company had $83 million in environmental reserves.  These recorded liabilities for estimated future environmental costs are undiscounted and include future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but exclude any anticipated insurance recoveries.  Based on the review process, the Company has recorded amounts to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  Payments related to these liabilities are expected to be made over the next several years.  Environmental remediation costs are included in materials, supplies and other on the consolidated income statement.

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
See Item 3. Legal Proceedings for further discussion of these items.
Pension and Post-retirement Medical Plan Accounting

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2011, the projected benefit obligation for the Company’s pension plans was $2.7 billion. CSX did not make contributions to its qualified defined benefit pension plans in 2011 or 2010.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

In addition to these plans, the Company sponsors a self-insured post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met.  Prior to 2011, the post-retirement medical plan was partially funded by all participating retirees, with retiree contributions adjusted annually.  Beginning in 2011, Medicare-eligible retirees are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Non-Medicare eligible retirees continue to be covered by the existing self-insured program.  The life insurance plan is non-contributory.

For information related to the funded status of the Company's pension and other post-retirement benefit plans, see Note 8, Employee Benefit Plans.

The accounting for these plans is subject to the guidance provided in the Compensation-Retirement Benefits Topic in the ASC. This rule requires that management make certain assumptions relating to the following:

•	discount rates used to measure future obligations and interest expense;

•	long-term rate of return on plan assets;

•	salary scale inflation rates;

•	health care cost trend rates; and

•	other assumptions.

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  The Company reviews the discount rates, long-term rate of return on plan assets, salary scale inflation rates and health care cost trend rates on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate.

Discount Rates

Discount rates affect the amount of liability recorded and the interest expense component of pension and post-retirement expense.  Discount rates reflect the rates at which pension and other post-retirement benefits could be effectively settled, or in other words, how much it would cost the Company to buy enough high quality bonds to generate cash flow equal to the Company's expected future benefit payments.  The Company determines the discount rate based on the market yield as of year end for high quality corporate bonds whose maturities match the plans' expected benefit payments.

The discount rates used by the Company to value its 2011 pension and post-retirement obligations are 4.75% and 4.25%, respectively.   For 2010, the discount rate used by the company to value its pension and post-retirement obligations was 5.0% and 4.5%, respectively.  Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan.  As of December 2011, the estimated duration of pensions and post retirement benefits is approximately 11 years and 7 years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates.  In general, if interest rates decline or rise, the assumed discount rates will change.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets

The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its pension obligation was 8% and 8.25% in 2011 and 2010, respectively.

Salary Scale Inflation Rates

Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 4% to value its 2011 and 2010 pension obligations.

Health Care Cost Trend Rates

Health care cost trend rates are based on recent plan experience and industry trends.  The Company uses actuarial data to substantiate the inflation assumption for health care costs, representing increases in total plan costs (which include claims and administrative fee cost components).  The 2011 and 2010 assumed health care cost trend rate for benefit obligations was 8.5% for non-Medicare-eligible participants and 8% for Medicare-eligible participants which is expected to decrease gradually until reaching 5% in 2018, based upon current actuarial projections.  However, the year-to-year comparisons may fluctuate.

Other Assumptions

The calculations made by the actuaries also include assumptions relating to mortality rates, turnover and retirement age.  These assumptions are based upon historical data and are selected by management.

2012 Estimated Pension and Post-retirement Expense

Net pension and post-retirement benefits expense for 2012 is expected to be approximately $85 million and $28 million, respectively, compared to $73 million and $19 million, respectively, in 2011.  The increase in the pension expense is primarily related to additional amortization of the losses incurred by the pension plan assets during 2011 and the decrease in the discount rate (which causes expense to increase), partially offset by the return on anticipated discretionary contributions.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries and health care costs on the 2011 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB

Discount Rate 1% change	$22	$1
Long-term Rate of Return 1% change	$18	N/A
Salary Inflation 1% change	$9	N/A
Health Care Cost 1% change	N/A	$—

Depreciation Policies for Assets Utilizing the Group-Life Method

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise over 85% of total fixed assets of $34 billion on a gross basis at December 2011. All other assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

Recent experience with life studies has resulted in depreciation rate changes which did not materially affect the Company’s annual depreciation expense of $976 million and $947 million for 2011 and 2010, respectively.  A 1% change in the average life of all group-life assets would result in an approximate $10 million change to the Company’s annual depreciation expense.  The Company completed life studies for its equipment assets in 2009 and concluded life studies for its road, track and equipment assets in 2008 resulting in a reduction in depreciation expense of $11 million in 2010 and $18 million in 2009.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Income Taxes

CSX accounts for income taxes in accordance with the Income Taxes Topic in the ASC that addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this topic, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2009.  The federal income tax return for 2010 currently is under review.  During 2011, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2011.  Management believes an adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.   As of December 2011, the Company’s uncertain tax positions were $22 million.

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

At December 2011, CSX had $44 million of outstanding floating rate debt obligations outstanding.  A 1% fluctuation in interest rates on these notes would cause a $1 million change in interest expense. This amount was determined by considering the impact of an interest rate fluctuation on the balances of our floating rate debt at December 30, 2011.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	56

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	57
December 30, 2011
December 31, 2010
December 25, 2009

Consolidated Balance Sheets as of:	58
December 30, 2011
December 31, 2010

Consolidated Cash Flow Statements for Fiscal Years Ended:	59
December 30, 2011
December 31, 2010
December 25, 2009

Consolidated Statements of Changes in Shareholders' Equity:.	60
December 30, 2011
December 31, 2010
December 25, 2009

Notes to Consolidated Financial Statements	61

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation as of December 30, 2011 and December 31, 2010, and the related consolidated statements of income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 30, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation at December 30, 2011 and December 31, 2010, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation's internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 21, 2012

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2011	2010	2009

Revenue	$11,743	$10,636	$9,041
Expense
Labor and Fringe	3,073	2,957	2,629
Materials, Supplies and Other	2,229	2,075	1,999
Fuel	1,668	1,212	849
Depreciation	976	947	903
Equipment and Other Rents	379	374	391
Total Expense	8,325	7,565	6,771

Operating Income	3,418	3,071	2,270

Interest Expense	(552)	(557)	(558)
Other Income - Net (Note 10)	22	32	34
Earnings From Continuing Operations
Before Income Taxes	2,888	2,546	1,746

Income Tax Expense (Note 12)	(1,066)	(983)	(618)
Earnings From Continuing Operations	1,822	1,563	1,128

Discontinued Operations (Note 14)	—	—	15
Net Earnings	$1,822	$1,563	$1,143

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Continuing Operations	$1.68	$1.37	$0.96
Discontinued Operations	—	—	0.01
Net Earnings	$1.68	$1.37	$0.97

Net Earnings Per Common Share, Assuming Dilution
Continuing Operations	$1.67	$1.35	$0.95
Discontinued Operations	—	—	0.01
Net Earnings	$1.67	$1.35	$0.96

Average Common Shares Outstanding (Millions)	1,083	1,143	1,176

Average Common Shares Outstanding,
Assuming Dilution (Millions)	1,089	1,154	1,187

Cash Dividends Paid Per Common Share	$0.45	$0.33	$0.29

All share and per share data were retroactively restated to reflect the three-for-one stock split effective May 31, 2011.

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2011	2010

ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$783	$1,292
Short-term Investments	523	54
Accounts Receivable - Net (Note 1)	1,129	993
Materials and Supplies	240	218
Deferred Income Taxes	182	192
Other Current Assets	78	106
Total Current Assets	2,935	2,855

Properties	33,704	32,065
Accumulated Depreciation	(8,730)	(8,266)
Properties - Net (Note 6)	24,974	23,799

Investment in Conrail (Note 13)	678	673
Affiliates and Other Companies	493	461
Other Long-term Assets (Note 11)	393	353
Total Assets	$29,473	$28,141

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,147	$1,046
Labor and Fringe Benefits Payable	541	520
Casualty, Environmental and Other Reserves (Note 5)	183	176
Current Maturities of Long-term Debt (Note 9)	507	613
Income and Other Taxes Payable	129	85
Other Current Liabilities	180	97
Total Current Liabilities	2,687	2,537

Casualty, Environmental and Other Reserves (Note 5)	458	502
Long-term Debt (Note 9)	8,734	8,051
Deferred Income Taxes (Note 12)	7,601	7,053
Other Long-term Liabilities (Note 11)	1,525	1,298
Total Liabilities	21,005	19,441

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	1,049	370
Other Capital	6	—
Retained Earnings (Note 1)	8,275	9,087
Accumulated Other Comprehensive Loss (Note 1)	(875)	(771)
Noncontrolling Minority Interest	13	14
Total Shareholders' Equity	8,468	8,700
Total Liabilities and Shareholders' Equity	$29,473	$28,141

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2011	2010	2009

OPERATING ACTIVITIES
Net Earnings	$1,822	$1,563	$1,143
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	976	947	903
Deferred Income Taxes	609	474	430
Contributions to Qualified Pension Plans (Note 8)	—	—	(250)
Other Operating Activities	(35)	52	(182)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(73)	17	91
Other Current Assets	(23)	(22)	28
Accounts Payable	84	79	(4)
Income and Other Taxes Payable	96	28	(9)
Other Current Liabilities	35	123	(111)
Net Cash Provided by Operating Activities	3,491	3,261	2,039

INVESTING ACTIVITIES
Property Additions	(2,297)	(1,840)	(1,426)
Purchase of Short-term Investments	(492)	—	—
Proceeds from Property Dispositions	240	108	45
Other Investing Activities	(38)	(39)	9
Net Cash Used in Investing Activities	(2,587)	(1,771)	(1,372)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	1,200	800	500
Long-term Debt Repaid (Note 9)	(605)	(113)	(323)
Dividends Paid	(480)	(372)	(345)
Stock Options Exercised (Note 4)	29	42	34
Shares Repurchased	(1,564)	(1,452)	—
Other Financing Activities	7	(132)	(173)
Net Cash Used in Financing Activities	(1,413)	(1,227)	(307)

Net Increase (Decrease) in Cash and Cash Equivalents	(509)	263	360

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	1,292	1,029	669
Cash and Cash Equivalents at End of Period	$783	$1,292	$1,029

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$574	$564	$560
Income Taxes Paid	$359	$421	$201

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding(Thousands)	Common Stock and Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total Shareholders' Equity
Balance December 26, 2008	1,171,578	$391	$8,315	$(741)	$20	$7,985
Comprehensive Earnings:
Net Earnings	—	—	1,143	—	—	1,143
Other Comprehensive Loss	—	—	—	(68)	—	(68)
Total Comprehensive Earnings						1,075
Common stock dividends, $0.29 per share	—	—	(345)	—	(1)	(346)
Bond Conversions (Notes 2 and 9)	66	1	—	—	—	1
Stock Option Exercises and Other	8,736	81	(23)	—	(5)	53
Balance December 25, 2009	1,180,380	473	9,090	(809)	14	8,768
Comprehensive Earnings:
Net Earnings	—	—	1,563	—	—	1,563
Other Comprehensive Income	—	—	—	39	—	39
Total Comprehensive Earnings						1,602
Common stock dividends, $0.33 per share	—	—	(372)	—	—	(372)
Share Repurchases	(80,031)	(255)	(1,197)			(1,452)
Bond Conversions (Notes 2 and 9)	2,211	19	—	—	—	19
Stock Option Exercises and Other	8,466	133	3	(1)	—	135
Balance December 31, 2010	1,111,026	370	9,087	(771)	14	8,700
Comprehensive Earnings:
Net Earnings	—	—	1,822	—	—	1,822
Other Comprehensive Loss	—	—	—	(104)	—	(104)
Total Comprehensive Earnings						1,718
Common stock dividends, $0.45 per share	—	—	(480)	—	(1)	(481)
Share Repurchases	(67,406)	590	(2,154)	—	—	(1,564)
Bond Conversions (Notes 2 and 9)	675	5	—	—	—	5
Stock Option Exercises and Other	4,862	90	—	—	—	90
Balance December 30, 2011	1,049,157	$1,055	$8,275	$(875)	$13	$8,468

(a) Accumulated Other Comprehensive Loss primarily includes changes in pension and other postretirement benefit adjustments.  These year-end balances shown above are net of tax.  The associated taxes were $426 million, $413 million and $466 million for 2009, 2010 and 2011, respectively.

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

CSX Transportation, Inc.

CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec.  It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway.  The Company’s intermodal business, also part of CSXT, links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections to approximately 240 short-line and regional railroads.

Lines of Business

During 2011, CSXT’s transportation services generated $11.7 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.7 million carloads and generated approximately 54% of revenue and 41% of volume in 2011. The Company’s merchandise business is the most diverse market and transports aggregates (which includes crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped 1.5 million carloads and accounted for 32% of revenue and 24% of volume in 2011.  The Company transports utility, industrial and export coal to electricity-generating power plants, steel manufacturers, industrial plants and deep-water port facilities.  Roughly one of every three tons of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 12% of revenue and 35% of volume in 2011. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for approximately 2% of the Company’s total revenue in 2011.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Other Entities

In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.   CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain CSXT customers and trucking dispatch operations.  TDSI serves the automotive industry with distribution centers and storage locations.  Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks.  Today, the biggest Transflo markets are chemicals and agriculture, such as minerals and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of CSX and its subsidiaries at December 30, 2011 and December 31, 2010, and the consolidated statements of income, cash flows and changes in shareholders’ equity for fiscal years 2011, 2010 and 2009.

In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar.  This fiscal calendar allows every quarter to consistently end on a Friday and typically, to be of equal duration (13 weeks), resulting in a 52 week fiscal year.  To maintain this type of reporting calendar every fifth or sixth year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in the fourth quarter (a 14-week fiscal quarter) and, therefore, that full fiscal year will have 53 weeks.  This extra week was added to fourth quarter 2010.  Therefore, the fiscal fourth quarter 2010 consisted of 14 weeks and fiscal year 2010 consisted of 53 weeks ending on December 31, 2010.

Fiscal years 2011 and 2009 each consisted of 52 weeks ending on December 30, 2011 and December 25, 2009 respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $43 million and $38 million is included in the consolidated balance sheets as of December 2011 and December 2010, respectively.

Materials and Supplies

Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Revenue and Expense Recognition

The Company recognizes freight revenue using Free-On-Board (“FOB”) Origin pursuant to the Revenue Recognition Topic in the ASC.  Accounting guidance in this topic provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period.  Expenses are recognized as incurred.

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

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Statement of Changes in Shareholders' Equity.  Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities.  Total comprehensive earnings represent the activity for a period net of tax and were $1.7 billion, $1.6 billion and $1.1 billion for 2011, 2010 and 2009, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments and reduced overall equity by $875 million, $771 million and $809 million as of December 2011, 2010 and 2009, respectively.  (See Note 8, Employee Benefit Plans).

See the New Accounting Pronouncements section below for information related to the change in presentation requirements.

New Accounting Pronouncements

In 2011, the FASB issued an Accounting Standards Update to the Intangibles—Goodwill and Other Topic in the ASC which permits an entity to first use qualitative factors to determine if there is a potential impairment in goodwill. This new approach eliminates the requirement to calculate fair value at least annually and replaces it with an optional qualitative assessment. This will likely reduce the cost and complexity of the annual goodwill impairment test for companies with reporting units that have fair values in excess of the carrying amount. Although this rule is effective for annual and interim goodwill impairment tests performed in fiscal years beginning after December 15, 2011, CSX elected to adopt this standard early.

Also, in 2011, the FASB issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement will become effective for CSX beginning with the first quarter 2012 10-Q filing. CSX will present comprehensive income in two separate statements. This update will require retrospective application for all periods presented.

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

Other Items - Share Repurchases

In 2011, CSX repurchased a total of $1.6 billion of common stock, which includes $1.3 billion from the new share repurchase program announced in May 2011. As of December 30, 2011, the Company had remaining authority of $734 million under this new $2 billion program. The Company may purchase shares from time to time on the open market, through block trades or otherwise. CSX expects to complete the remaining repurchase amount by the end of 2012 based on market and business conditions. Since year end, the Company has completed $178 million of additional share repurchases through a trade date of February 15, 2012.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share

Effective May 31, 2011, CSX completed a three-for-one stock split. All shareholders of record received two additional shares of CSX common stock which were distributed on June 15, 2011. Pursuant to the Earnings Per Share Topic in the ASC, all share and per share disclosures have been retroactively restated to reflect the stock split.

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2011	2010	2009
Numerator (Dollars in Millions):
Earnings from Continuing Operations	$1,822	$1,563	$1,128
Dividend Equivalents on Restricted Stock	1	—	—
Earnings from Continuing Operations, Attributable to Common Shareholders	$1,823	$1,563	$1,128

Denominator (Units in Millions):
Average Common Shares Outstanding	1,083	1,143	1,176
Other Potentially Dilutive Common Shares (a)	6	11	11
Average Common Shares Outstanding, Assuming Dilution	1,089	1,154	1,187

Earnings Per Share, Continuing Operations, Basic	$1.68	$1.37	$0.96
Earnings Per Share, Continuing Operations, Assuming Dilution	$1.67	$1.35	$0.95

(a)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a long-term management incentive compensation plan.

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During 2011 and 2010, $6 million and $21 million, respectively, of face value convertible debentures were converted into approximately 675 thousand shares and 2.2 million shares of CSX common stock, respectively.  As of December 2011, approximately $4 million of convertible debentures at face value remained outstanding, which are convertible into 401 thousand shares of CSX common stock.

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 30, 2011
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	1,049

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

The Compensation-Stock Compensation Topic in the ASC requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $35 million, $38 million and $12 million for fiscal years 2011, 2010 and 2009, respectively.

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

	Fiscal Years
(Dollars in Millions)	2011	2010	2009
Share-Based Compensation Expense	$30	$62	$17
Income Tax Benefit	$11	$24	$6

Stock Options

Stock options have not been granted since 2003. As of December 2011, there were 413 current or former employees with stock options outstanding under the CSX Omnibus Incentive Plan (the “Omnibus Plan”).  Outstanding stock options were granted with 10-year terms and all are fully vested and exercisable; therefore, there is no current or future expense related to these options.  The exercise price for options granted equals the market price of the underlying stock on the grant date.  A summary of CSX's stock option activity and related information for the fiscal years 2011, 2010 and 2009 is as follows:

	Fiscal Years
	2011		2010		2009
	Options Outstanding (Thousands)	Weighted- Average Exercise Price	Options Outstanding (Thousands)	Weighted- Average Exercise Price	Options Outstanding (Thousands)	Weighted- Average Exercise Price
Outstanding & Exercisable at Beginning of Year	9,111	$5.82	16,233	$5.87	21,975	$5.98
Expired or Cancelled	(27)	$6.44	(6)	$6.10	(282)	$7.42
Exercised	(4,939)	$5.96	(7,116)	$5.93	(5,460)	$6.23

Outstanding & Exercisable at End of Year	4,145	$5.64	9,111	$5.82	16,233	$5.87

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The following table summarizes information about stock options outstanding at December 2011:

			Number Outstanding	Weighted- Average Remaining Contractual	Weighted- Average Exercise	Aggregate Intrinsic Value
Exercise Price			(Thousands)	Life (Years)	Price	(Millions)
$5	to	$10	4,145	1.0	$5.64	$64

The aggregate intrinsic value represents the amount employees would have received if the options were exercised as of December 30, 2011 at a closing market price of $21.06.  The total intrinsic value of options exercised for fiscal years ended 2011, 2010, and 2009 was $84 million, $88 million, and $41 million, respectively. This value represents the value realized by current and former employees who exercised options.

Restricted Stock Awards

Restricted stock awards, excluding restricted stock units, generally vest over an employment period of up to five years.  The following table provides information about outstanding restricted stock awards.  As of December 2011, unrecognized compensation expense for these awards was approximately $14 million, which will be expensed over an average remaining period of two years.

	Fiscal Years
	2011	2010	2009
Number of Restricted Stock Awards Outstanding (Thousands)(a)	1,572	1,173	807
Weighted-Average Fair Value at Grant Date	$16.91	$13.67	$11.06
Restricted Stock Award Expense (Millions)(a)	7	4	2
Number of Unvested Restricted Stock Awards Outstanding (Thousands)	678	702	612
Weighted-Average Fair Value of Unvested Awards Outstanding	$20.93	$14.69	$11.19

(a)  Time-based restricted stock units were granted to key members of management under the respective Long-term Incentive Plans in the amount of 361,000 , 402,000, and 658,000 in 2011, 2010, and 2009, respectively, as described below.  These units vest over three years, therefore only a partial amount of expense was recognized in 2011, 2010, and 2009, respectively.

Long-term Incentive Plans

The CSX Long-term Incentive Plans (“LTIP”) were adopted under either the Omnibus Plan or the 2011 CSX Stock and Incentive Award Plan. The Omnibus Plan expired pursuant to its terms in April 2010, and as such no new awards will be granted under this plan.  The objective of these long-term incentive plans is to motivate and reward key members of management and executives for achieving and exceeding certain financial and strategic initiatives.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

In May of 2009, 2010 and 2011, target performance units were granted to key members of management under three separate LTIP plans covering three-year cycles: the 2009-2011 (“2011 LTIP”), 2010-2012 (“2012 LTIP”) and 2011-2013 (“2013 LTIP”) plans (collectively, the “Plans”). The key financial target for all three plans is consolidated operating ratio, which is defined as annual operating expenses divided by revenue, and excludes certain non-recurring items. The target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.  Total expense incurred due to long-term incentive plans was $21 million, $56 million and $13 million for fiscal years 2011, 2010 and 2009, respectively.

The 2011 plan ended on December 30, 2011, and CSX issued 2.7 million net shares in January 2012 as a result of the achievement of applicable performance targets for the three preceding fiscal years.

As part of the 2012 and 2013 plans, 402 thousand and 361 thousand time-based restricted stock units, respectively, were granted.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are not based upon CSX’s attainment of operational targets.  The restricted stock units and expenses are included in the information as shown in the table above.

	LTIP Plan (Plan Ended In)
	2011	2012	2013
Number of target units outstanding (Thousands)(a)	1,966	1,224	1,097
Weighted-average fair value at grant date (a)	$11.09	$18.14	$25.92
Payout Range	0% - 233%	0% - 200%	0% - 200%

(a) Number of target units granted and weighted-average fair value calculations above include the value of both initial grants and subsequent, smaller grants issued at different prices based on grant date fair value to new or promoted employees not previously included.

As of December 2011, there was $17 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 1.5 years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

	LTIP Plan (Plan Ended In)
	2011	2012	2013
(Units in Thousands)	Units Outstanding			Weighted-Average Fair Value at Grant Date
Unvested at December 25, 2009	1,788	—	—	$10.50
Granted in 2010	158	1,235	—	16.89
Forfeited in 2010	(4)	(52)	—	17.31
Unvested at December 31, 2010	1,942	1,183	—	14.43

Granted in 2011	25	41	1,111	24.69
Forfeited in 2011	—	—	(14)	23.93
Vested at December 30, 2011	1,966	—	—	11.09
Unvested at December 30, 2011	—	1,224	1,097	$22.03

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Stock Awards for Directors

CSX’s non-management directors receive an annual retainer of $75,000 to be paid quarterly in cash, unless the director chooses to receive the retainer in the form of CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of $150,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January.   The following table provides information about shares issued to directors.

	Fiscal Years
	2011	2010	2009
Shares Issued to Directors (Thousands)	93	114	222
Expense (Millions)	$2	$2	$2
Weighted Average Grant Date Stock Price	$23.46	$15.16	$10.30

The directors may elect to defer receipt of their fees, in accordance with Internal Revenue Code Section 409A.  Deferred cash amounts were credited to an account and invested in a choice of eight investment selections, including a CSX common stock equivalent fund.  Distributions were made in accordance with elections made by the directors, consistent with the terms of the Plan.  At December 2011, there were approximately 3 million shares of common stock reserved for issuance under this Plan.

Shareholder Dividend Reinvestment Plan

CSX maintains the Shareholder Dividend Reinvestment Plan under which shareholders may use dividends paid on CSX common stock held in the plan to purchase additional shares of stock.  The following table provides information about shares available for issuance under this plan at the end of fiscal years 2011, 2010 and 2009.

	Fiscal Years
	2011	2010	2009
Number of Shares Available for Issuance (Thousands)	38,548	39,250	39,804

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Separation	Environmental	Other
(Dollars in Millions)	Reserves	Liabilities	Reserves	Reserves(b)	Total
Balance December 26, 2008	$566	$87	$100	$126	$879
Charged to Expense	111	—	26	26	163
Change in Estimate(a)	(127)	—	—	—	(127)
Payments	(91)	(14)	(29)	(44)	(178)
Balance December 25, 2009	$459	$73	$97	$108	$737
Charged to Expense	70	—	36	77	183
Change in Estimate(a)	(49)	—	—	—	(49)
Payments	(105)	(13)	(26)	(49)	(193)
Balance December 31, 2010	$375	$60	$107	$136	$678
Charged to Expense	68	—	23	46	137
Payments	(71)	(12)	(47)	(44)	(174)
Balance December 30, 2011	$372	$48	$83	$138	$641

(a)
Changes in estimates in 2010 and 2009 are the result of continued safety improvements and decreasing claim trends for both personal injury and occupational injuries.  See below for more detailed discussion regarding these changes in estimates.

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

These reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	December 30, 2011			December 31, 2010
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$93	$168	$261	$78	$176	$254
Occupational	6	37	43	10	30	40
Asbestos	11	57	68	9	72	81
Total Casualty	$110	$262	$372	$97	$278	$375
Separation	10	38	48	16	44	60
Environmental	31	52	83	37	70	107
Other	32	106	138	26	110	136
Total	$183	$458	$641	$176	$502	$678

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Casualty

Casualty reserves represent accruals for personal injury, occupational injury and asbestos claims.  During 2010, the Company increased its self-insured retention amount for these claims from $25 million to $50 million per injury for claims occurring on or after June 1, 2010.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

During 2011, there were no significant changes in estimate recorded to adjust casualty reserves. During 2010, the Company reduced casualty reserves by $49 million, resulting in an after-tax effect on earnings from continuing operations and net earnings of $30 million and an after-tax effect on earnings per share of $0.03.

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

During 2011, there were no significant changes in estimate of personal injury reserves. During 2010, the Company reduced personal injury reserves by $24 million due to a downward trend in the number of injuries. This downward trend was measured by the reduction of the CSXT's Federal Railroad Administration (“FRA”) personal injury rate.  Adjustments in reserves are included in materials, supplies and other in the consolidated income statements.

Occupational & Asbestos

     Occupational claims arise from allegations of exposures to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

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

An analysis of occupational claims is performed quarterly by an independent third-party actuarial firm and reviewed by management. Management performs a quarterly review of asserted asbestos claims, and an analysis is performed annually by an independent third-party specialist and reviewed by management. The objective of the occupational and asbestos claims analyses performed by the third-party actuarial firm and specialist (the "third-party specialists") is to determine the number of incurred but not reported (“IBNR”) claims.  With the exception of carpal tunnel, management has determined that seven years is the most probable time period in which unasserted claim filings and claim values can be estimated.  Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

The third party specialists analyze CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves.  The potentially exposed population is estimated by using CSX’s employment records and industry data.From this analysis, the third-party specialists provide an estimate of the IBNR claims liability.

Undiscounted liabilities recorded related to occupational and asbestos claims were as follows:

	December	December
(Dollars in Millions)	2011	2010
Occupational:
Incurred but not reported claims	$26	$25
Asserted claims	17	15
Total liability	$43	$40

Asbestos:
Incurred but not reported claims	$42	$40
Asserted claims	26	41
Total liability	$68	$81

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

A summary of occupational and asbestos claims activity is as follows:

	Fiscal Years
	2011	2010
Asserted Claims
Open Claims - Beginning of Year	1,376	3,782
New Claims Filed	224	250
Claims Settled	(370)	(287)
Claims Dismissed	(484)	(2,369)
Open Claims - End of Year	746	1,376

During 2011, there were no significant changes in estimate of occupational or asbestos reserves. During 2010, the Company reduced occupational reserves by $12 million primarily attributable to a decrease in the number of repetitive stress injury claims and lower settlement values for irritant claims.  Also during 2010, the Company reduced its reserves for asbestos claims by $13 million, primarily related to claims that were determined to have no value due to lack of sufficient medical evidence. Adjustments in reserves are included in materials, supplies and other in the consolidated income statements.

Separation

Separation liabilities represent the estimated benefits provided to certain union employees as a result of implementing workforce reductions, improvements in productivity and certain other cost reductions at the Company's major transportation units since 1991. The majority of this liability is expected to be paid out over the next 5 to 10 years from general corporate funds and may fluctuate depending on the timing of payments and associated taxes.

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 246 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other

Other reserves of $138 million and $136 million for 2011 and 2010, respectively, include liabilities for various claims, such as longshoremen disability claims, freight claims and claims for property, automobile and general liability.  Freight claims represent claims for both freight loss and damage and freight rate disputes. Liabilities for freight rate disputes are recorded as a reduction of revenue.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
As of December 30, 2011	Cost	Depreciation	Value	Rate (a)	Method	Life
Road
Rail and Other Track Material	$5,949	$(1,021)	$4,928	2.7%	Group Life
Ties	4,126	(868)	3,258	3.7%	Group Life
Grading	2,379	(382)	1,997	1.3%	Group Life
Ballast	2,446	(610)	1,836	2.5%	Group Life
Bridges, Trestles, and Culverts	1,887	(195)	1,692	1.4%	Group Life
Signals and Interlockers	1,680	(198)	1,482	3.3%	Group Life
Buildings	874	(342)	532	2.5%	Group Life
Other	3,038	(1,273)	1,765	3.0%	Group Life
Total Road	$22,379	$(4,889)	$17,490			6-80 Years
Equipment
Locomotive	$4,455	$(1,960)	$2,495	3.5%	Group Life
Freight Cars	2,821	(1,095)	1,726	3.5%	Group Life
Work Equipment and Other	1,345	(746)	599	7.3%	Group Life
Total Equipment	$8,621	$(3,801)	$4,820			5-35 Years
Land	1,832	—	1,832	N/A	N/A	N/A
Construction In Progress	728	—	728	N/A	N/A	N/A
Other	144	(40)	104	N/A	Straight Line	4-30 Years
Total Properties	$33,704	$(8,730)	$24,974

(a)
Composite depreciation rates, which are used in group life depreciation, apply to railroad assets which account for more than 85% of total properties.  All other property is depreciated on a straight line basis over the asset’s useful life.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
As of December 31, 2010	Cost	Depreciation	Value	Rate (a)	Method	Life
Road
Rail and Other Track Material	$5,568	$(937)	$4,631	2.7%	Group Life
Ties	3,896	(807)	3,089	3.7%	Group Life
Grading	2,368	(348)	2,020	1.3%	Group Life
Ballast	2,372	(605)	1,767	2.5%	Group Life
Bridges, Trestles, and Culverts	1,815	(170)	1,645	1.4%	Group Life
Signals and Interlockers	1,610	(183)	1,427	3.3%	Group Life
Buildings	750	(253)	497	2.5%	Group Life
Other	2,527	(1,014)	1,513	3.0%	Group Life
Total Road	$20,906	$(4,317)	$16,589			6 - 80 years
Equipment
Locomotive	4,354	(1,852)	2,502	3.5%	Group Life
Freight Cars	2,653	(1,096)	1,557	3.5%	Group Life
Work Equipment and Other	436	(199)	237	7.3%	Group Life
Total Equipment	$7,443	$(3,147)	$4,296			5 - 35 years
Land	1,875	N/A	1,875	N/A	N/A	N/A
Construction In Progress	529	N/A	529	N/A	N/A	N/A
Other	1,312	(802)	510	N/A	Straight Line	4 - 30 years
Total Properties	$32,065	$(8,266)	$23,799

(a)
Composite depreciation rates, which are used in group life depreciation, apply to railroad assets which account for more than 85% of total properties.  All other property is depreciated on a straight line basis over the asset’s useful life.

Railroad Assets

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method of accounting comprise over 85% of total fixed assets of $34 billion on a gross basis as of December 2011.  All other assets of the Company are depreciated on a straight line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

The results of the life study process determine the service lives for each asset group under the group-life method.  Road assets, including main-line track, have estimated service lives ranging from six years for system roadway machinery to 80 years for grading (construction of protection for the roadway, tracks and embankments).  Equipment assets, including locomotives and freight cars, have estimated service lives ranging from six years for technology assets to 35 years for work equipment.

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

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).  Abnormal gains and losses were $14 million gain in 2011, $30 million loss in 2010 and zero for 2009.

Recent experience with life studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $976 million, $947 million, and $903 million for 2011, 2010, and 2009 respectively.  The Company completed life studies for its equipment assets in 2009 and for its road, track and equipment assets in 2008 resulting in a reduction in depreciation expense of $11 million in 2010, and $18 million in 2009.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Capital Expenditures

The Company’s capital spending includes purchased or self-constructed assets and property additions that substantially extend the service life or increase the utility of those assets.  Indirect costs that can be specifically traced to capital projects are also capitalized.  The Company is committed to maintaining and improving its existing infrastructure and expanding its network for long-term growth.  Rail operations are capital intensive and CSX accounts for these costs in accordance with GAAP and the Company’s capitalization policy.  All properties are stated at historical cost less an allowance for accumulated depreciation.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Significant Property Disposition

In November 2011, the Company sold approximately 61 miles of operating rail corridor to the Florida Department of Transportation. This corridor will be used by the state of Florida for its new commuter rail operation known as SunRail, which is expected to alleviate highway congestion. The Company intends to divert a portion of the corridor's existing rail traffic and relocate terminal operations to an adjacent rail corridor in Florida. As part of the transaction, the Company received $173 million in proceeds ($148 million in cash and a $25 million receivable, held in escrow and payable no later than April 2014) and up to $259 million in government grants. These grants are related to reimbursable capital expenditure projects in Florida and are recorded as a reduction of the carrying value of the related asset as received. This agreement also obligated the Company to invest in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction.

This transaction contains multiple elements with separate accounting recognition for the sale of real estate and receipt of the grants. The proceeds related to the sale of real estate approximate fair value. Fair value was determined by management in accordance with the Fair Value Measurement Topic in the ASC using level 3 measurements and with the assistance of an independent third-party appraiser.
In accordance with the Real Estate Sales Topic in the ASC, the sale of real estate resulted in a deferred gain of $146 million upon conveyance. The deferred gain is recognized into income ratably as the investment obligation is fulfilled.

The Company satisfied approximately 9% of the investment obligation and therefore recognized a gain of 9% of the deferred gain, or $14 million, in 2011. This gain is included in materials, supplies and other in the consolidated income statements. The deferred gain balance included in the consolidated balance sheets is in the table below.

(Dollars in Millions)	Deferred gain as of December 2011
Current portion, included in Other Current Liabilities	$95
Long term portion, included in Other Long-Term Liabilities	37
Total	$132

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

	Fiscal Years
(Dollars in Millions)	2011	2010	2009
Net Daily Rental Charges	$311	$307	$307
Rent Expense on Operating Leases	68	67	84
Equipment and Other Rents	$379	$374	$391

At December 2011, minimum building and equipment rentals and commitments for vessels (utilized in a shipping business formerly owned by CSX) under operating leases are disclosed in the table below.  Also included in these amounts are agreements covering equipment leased from Conrail, Inc. (“Conrail”).

(Dollars in Millions)
	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2012	$102	$(36)	$66
2013	74	(31)	43
2014	78	(18)	60
2015	26	—	26
2016	24	—	24
Thereafter	155	—	155
Total	$459	$(85)	$374

Operating leases and sublease income include approximately $86 million and $77 million, respectively, relating to ongoing operating lease commitments for vessels and other, which have been subleased to Horizon Lines, Inc. (“Horizon”), a former subsidiary previously named CSX Lines.  If Horizon were to experience operational or financial difficulties and default on its obligations, CSX would be liable for all remaining payments.  CSX does not believe such an event would have a material adverse effect on the Company’s financial condition, results of operations or liquidity in a fiscal year; however, it could have a material adverse effect on the results of operations in a particular fiscal quarter.  CSX continues to monitor Horizon’s financial condition.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 46% of CSXT’s fleet of locomotives.  The agreement is based on the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement will expire no earlier than 2031.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into or removed from service, or as required maintenance schedules are revised.  The table below includes both active and inactive locomotives covered under this agreement.  The increase in costs is due to more active locomotives in response to higher volume levels in 2011.

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2011	2010	2009
Amounts Paid	$281	$252	$237
Number of Locomotives	1,943	1,869	1,891

As a result of agreements executed in 2011, CSXT has remaining purchase obligations to acquire 65 additional locomotives by year-end 2012.  The amount of the ultimate purchase commitment depends upon the model of locomotive acquired and the timing of delivery.  Annual payments related to the locomotive purchase obligations, including amounts that would be payable under the long-term maintenance program, are estimated in the table below.

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers.  Total annual payments under all of these purchase commitments are also estimated in the table below.

(Dollars in Millions)	Locomotive & Maintenance Payments	Other Commitments	Total
2012	$475	$353	$828
2013	301	56	357
2014	300	36	336
2015	288	34	322
2016	285	12	297
Thereafter	2,429	59	2,488
Total	$4,078	$550	$4,628

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

Insurance

The Company maintains numerous insurance programs with substantial limits for property damage (which includes business interruption) and third-party liability.  A certain amount of risk is retained by the Company on each of the liability and property programs.  The Company has a $25 million retention per occurrence for the non-catastrophic property program (such as a derailment) and a $50 million retention per occurrence for the liability and catastrophic property programs (such as hurricanes and floods).

While the Company’s current insurance coverage is adequate to cover its damages, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

Legal

The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental and hazardous material exposure matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these pending items will have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to approximately $65 million in aggregate at December 30, 2011. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
For additional information on legal proceedings, see Item 3. Legal Proceedings.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  For employees hired on or before December 31, 2002, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. In addition to these plans, the Company sponsors a self-insured, post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met.  Prior to 2011, the post-retirement medical plan was partially funded by all participating retirees, with retiree contributions adjusted annually.  Beginning in 2011, Medicare-eligible retirees are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Non-Medicare eligible retirees continue to be covered by the existing self-insured program. The life insurance plan is non-contributory.

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses related to these plans subject to the assumptions that the Company selects. In order to perform this valuation, the actuaries are provided with the details of the population covered at the beginning of the year, summarized in the table below, and projects that population forward to the end of the year.

	Summary of Participants as of
	January 1, 2011
	Pension Plans	Post-retirement Medical Plan
Active Employees	4,879	2,827
Retirees and Beneficiaries	11,360	12,234
Other(a)	6,340	62
Total	22,579	15,123

(a) For pension plans, the other category consists mostly of terminated but vested former employees.  For post-retirement plans, the other category consists of employees on long-term disability that have not yet retired.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At the current time, the Company estimates making a required minimum contribution of approximately $25 million and expects to make an additional discretionary contribution to its qualified pension plans in 2012. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2012	$170	$42
2013	174	40
2014	175	38
2015	177	36
2016	181	35
2017-2020	917	146
Total	$1,794	$337

Plan Assets

The CSX Investment Committee (the “Investment Committee”), whose members were selected by the Chief Financial Officer and approved by the Chief Executive Officer, is responsible for oversight and investment of plan assets.  The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and that is updated periodically in consideration of plan or employee changes, or changing market conditions. These studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk. The current asset allocation targets 60% equity investments and 40% fixed income investments.  Within equity, a further target is currently established for 40% of total plan assets in domestic equity and 20% in international equity.  These allocations are managed to be within 3% of the planned allocation, with reallocations occurring quarterly.

At December 2011, both the accumulated benefit obligation and the projected benefit obligation exceeded the plan assets of each pension plan. The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are netted against the pension liabilities on the balance sheet. The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

	December 2011		December 2010
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,064	57%	$1,126	61%
Fixed Income	755	41	717	39
Cash and Cash Equivalents	31	2	8	—
Total	$1,850	100%	$1,851	100%

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

Within the Company's equity funds, the U.S. stock segment includes diversification among large and small capitalization stocks.  Guidelines established with individual managers limit investment by industry sectors, individual stock issuer concentration and the use of derivatives and CSX securities.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status

Changes in benefit obligation and the fair value of plan assets for the 2011 and 2010 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2011	2010	2011	2010
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,516	$2,354	N/A	N/A
Projected Benefit Obligation	2,668	2,487	$388	$383
Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,487	$2,395	$383	$406
Service Cost	40	41	2	5
Interest Cost	121	122	11	20
Plan Participants' Contributions	—	—	7	16
Plan Amendments	—	(9)	—	(6)
Actuarial (Gain)/Loss	175	91	32	(11)
Benefits Paid	(155)	(153)	(47)	(47)
Benefit Obligation at End of Plan Year	$2,668	$2,487	$388	$383
Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,851	$1,781	$—	$—
Actual Return on Plan Assets	141	210	—	—
Non-qualified Employer Contributions	13	13	40	31
Plan Participants' Contributions	—	—	7	16
Benefits Paid	(155)	(153)	(47)	(47)
Fair Value of Plan Assets at End of Plan Year	$1,850	$1,851	—	—
Funded Status at End of Plan Year	$(818)	$(636)	$(388)	$(383)

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

In accordance with Compensation-Retirement Benefits Topic in the ASC, an employer must recognize the funded status of a pension or other post-retirement benefit plan by recording a liability (underfunded plan) or asset (overfunded plan) for the difference between the projected benefit obligation (or the accumulated post-retirement benefit obligation for a postretirement benefit plan) and the fair value of plan assets at the plan measurement date.  Amounts related to pension and post-retirement benefits recorded in labor and fringe benefits payable and other long-term liabilities on the balance sheet are as follows:

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2011	2010	2011	2010
Amounts Recorded in Consolidated
Balance Sheets:
Current Liabilities	$(15)	$(13)	$(42)	$(41)
Long-term Liabilities	(803)	(623)	(346)	(342)
Net Amount Recognized in
Consolidated Balance Sheet	$(818)	$(636)	$(388)	$(383)

CSX has a liability for the amount by which the benefit obligation exceeds the fair value of plan assets. As of December 30, 2011, both the accumulated benefit obligation and the projected benefit obligation exceeded the plan assets of each pension plan.

Net Benefit Expense

The following table describes the components of expense/(income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2011	2010	2009	2011	2010	2009
Service Cost	$40	$41	$32	$2	$5	$5
Interest Cost	121	122	129	11	20	25
Expected Return on Plan Assets	(157)	(165)	(154)	—	—	—
Amortization of Net Loss	71	58	26	7	7	4
Amortization of Prior Service Cost	—	—	2	(1)	—	—
Net Periodic Benefit Expense	$75	$56	$35	$19	$32	$34
Settlement Gain(a)	(2)	(2)	—	—	—	—
Total Expense	$73	$54	$35	$19	$32	$34

(a)
In 2011 and 2010, in one of the company's pension plans, the lump-sum payments exceeded the sum of the service cost and interest cost recognized.  As such, the company was required to recognize a portion of its accumulated other comprehensive income related to that plan into earnings.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Pension and Other Post-Employment Benefits Adjustments

The following table shows the pre-tax change in other comprehensive loss (income) attributable to the components of net expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2011	2010	2011	2010
Recognized in the balance sheet
Losses (Gains)	$191	$48	$25	$(9)
Prior service credits	$—	$(9)	$—	$(6)
Expense (Income) recognized in the income statement
Amortization of net losses (a)	$71	$58	$7	$7
Settlement gain	$(2)	$(2)	$—	$—
Amortization of prior service costs (b)	$—	$—	$(1)	$—

(a)
The estimated amount to be expensed for 2012 is $82 million and $9 million for pension benefits and post-retirement benefits, respectively. The increase in the pension expense is largely related to additional amortization of the losses incurred by the pension plan assets during 2011.

(b)	Remaining prior service costs to be expensed in 2012 are less than $1 million. The estimated post-retirement benefits amount to be credited to expense for 2012 is $1 million.

As of December 30, 2011, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

	Pension Benefits	Post-retirement Benefits
Losses	$1,169	$102
Prior Service Costs (Credits)	1	(5)
Total	$1,170	$97

Assumptions

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2011	2010	2011	2010
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.25%	8.50%	N/A	N/A
Benefit Obligation at End of Plan Year	8.00%	8.25%	N/A	N/A
Discount Rates:
Benefit Cost for Plan Year	5.00%	5.25%	4.50%	4.75%
Benefit Obligation at End of Plan Year	4.75%	5.00%	4.25%	4.50%
Salary Scale Inflation	4.00%	4.00%	N/A	N/A

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

	Post-retirement Benefits
	2011	2010
Health Care Cost Trend Rate:
Components of Benefit Cost: Non-Medicare Eligible	8.5%	8.5%
Components of Benefit Cost: Medicare Eligible	8.0%	8.0%
Benefit Obligations: Non-Medicare Eligible	8.5%	8.5%
Benefit Obligations: Medicare Eligible	8.0%	8.0%

For every 1% change in the assumed health care cost trend rate, service and interest cost will change by less than $1 million on a pre-tax basis on the consolidated income statements. For every 1% change in the health care cost trend rate, the Company’s benefit obligation will change by $1 million on the consolidated balance sheets.

Medicare Prescription Drug, Improvement and Modernization Act of 2003

As required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the Company previously determined that its medical plan’s prescription drug benefit qualified for tax free federal reimbursements that would be paid under the Act. In 2011, the Company implemented a health reimbursement arrangement in lieu of the prescription drug plan. As a result, the Company is no longer eligible for tax free federal reimbursement benefits for prescription drug claims. However, in 2011, the Company received $2 million in tax free federal reimbursements for prescription drug claims primarily related to the 2010 plan year, as well as $5 million and $3 million in 2010 and 2009, respectively.

Other Plans

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $48 million, $45 million and $35 million in 2011, 2010 and 2009, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $28 million, $28 million and $24 million for 2011, 2010 and 2009, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt was as follows:

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2011	2011	2011	2010
Notes	2012-2043	6.1%	$8,486	$7,817
Equipment Obligations	2012-2023	7.1%	741	823
Capital Leases	2012-2017	6.3%	10	15
Convertible Debentures (a)	2021	1.0%	4	9
Total Long-term Debt (including current portion)			$9,241	$8,664
Less Debt Due within One Year			(507)	(613)
Long-term Debt (excluding current portion)			$8,734	$8,051

(a) Convertible debentures are net of $1 million discount in 2010.

For information regarding the fair value of debt, see Note 14, Fair Value Measurements.

Debt Issuance

In 2011, CSX issued $600 million of 4.75% notes due 2042, $350 million of 4.25% notes due 2021, and $250 million of 5.5% notes due 2041.  These notes were included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time.  The net proceeds from the sale of the notes will be used for general corporate purposes, which may include debt repayments from time to time, repurchases of CSX's common stock, capital expenditures, working capital requirements, improvements in productivity and other cost reductions.

Convertible Debentures

In 2001, CSX issued $564 million aggregate principal amount at maturity in unsubordinated zero coupon convertible debentures (the "debentures") due in 2021 for an initial offering price of approximately $462 million.  The carrying value of outstanding debentures was $4 million and $9 million, at December 2011 and December 2010, respectively.  Previously, these debentures had accreted (increased) in value at a rate of 2.1% per year.  In 2011, the accretion rate was reset to 1.0%.  The accretion rate may be reset again in October 2016 to a rate based on five-year United States Treasury Notes minus 2.8%.  In no event will the yield to maturity be reset below 1.0% or above 3.0% per annum.  Accretion in value on the debentures is recorded in each month but will not be paid prior to maturity.

The debentures allow holders to require CSX to purchase their debentures in October 2016, at a purchase price equal to the accreted value of the debentures at the time.  CSX may redeem the debentures for cash at any time at a redemption price equal to the accreted value of the debentures.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Holders currently may convert their debentures into shares of CSX common stock at a conversion rate of 106.48 common shares per $1,000 principal amount at maturity of debentures.  During 2011 and 2010, $6 million and $21 million face value of debentures was converted into 1 million and 2 million shares of CSX common stock, respectively.  At December 2011, $4 million face value debentures remained outstanding, convertible into 401 thousand shares of CSX common stock.

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

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of
Fiscal Years Ending	December 2011
2012	$507
2013	780
2014	527
2015	628
2016	23
2017 and Thereafter	6,776
Total Long-term Debt Maturities (including current portion)	$9,241

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Credit Facilities

During 2011, CSX replaced its existing $1.25 billion credit facility that was set to expire in May 2012 with a new $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This new facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. At December 2011, CSX was in compliance with all covenant requirements under the facilities.

Receivables Securitization Facility

The Company's $250 million receivables securitization facility has a 364-day term and expires in December 2012. The Company plans to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, LLC ("CSX Trade Receivables"), a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

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

	Fiscal Years
(Dollars in Millions)	2011	2010	2009
Interest Income	$5	$6	$11
Income from Real Estate Operations	25	30	31
Miscellaneous Expense	(8)	(4)	(8)
Total Other Income - Net	$22	$32	$34
Gross Revenue from Real Estate
Operations included above	$51	$54	$60

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Other Long-term Assets and Other Long-term Liabilities

Other Long-term Assets

Other Long-term Assets consisted of the following:

	December
(Dollars in Millions)	2011	2010
Debt Issuance Costs (a)	$169	$170
Available for Sale Securities	105	69
Goodwill (b)	64	64
Other	55	50
Total Other Long-term Assets	$393	$353

(a)	Majority of debt issuance costs relate to premium paid in March 2010 for exchange of debt.

(b)	Goodwill related to subsidiaries of CSXT, primarily P&L Transportation, Inc., represents purchase price in excess of fair value.

Other Long-term Liabilities

Other Long-term Liabilities consisted of the following:

	December
(Dollars in Millions)	2011	2010
Pension Plan Liabilities (Note 8)	$803	$623
Post-retirement Benefit Liabilities (Note 8)	346	342
Deferred Gains	189	160
Other	88	61
Accrued Deferred Compensation	71	78
Deferred Lease Payments	15	17
Accrued Sick Leave	13	17
Total Other Long-term Liabilities	$1,525	$1,298

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Income Taxes

Earnings from continuing operations before income taxes of $2.9 billion, $2.5 billion and $1.7 billion for fiscal years 2011, 2010 and 2009, respectively, represent earnings from domestic operations.

The breakdown of income tax expense between current and deferred is as follows:

(Dollars in Millions)	Fiscal Years
Current:	2011	2010	2009
Federal	$353	$451	$151
State	104	58	37
Total Current	$457	$509	$188

Deferred:
Federal	614	372	407
State (a)	(5)	102	23
Total Deferred	$609	$474	$430
Total	$1,066	$983	$618

(a) The decrease in 2011 deferred state income tax expense is a result of several state legislative changes and the favorable impact of changes in state apportionment factors.  The increase in 2010 deferred state income tax expenses is attributable to the unfavorable impact of changes in state apportionment factors and the unfavorable impact of the reorganization of intermodal operations.

 Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  The change in the 2011 effective income tax rate compared to the prior year is primarily attributed to several state legislative changes resulting in the recognition of a $14 million net benefit included in the state income tax line in the table below. The change in the 2010 effective income tax rate compared to the prior year is primarily attributed to an income tax charge of $16 million related to the merger of the Company’s former Intermodal subsidiary with CSXT.

	Fiscal Years
(Dollars In Millions)	2011		2010		2009
Federal Income Taxes	$1,011	35.0%	$891	35.0%	$610	35.0%
State Income Taxes	63	2.2%	85	3.4%	37	2.1%
Corporate Reorganization	—	—%	16	0.6%	—	—%
Other Items(a)	(8)	(0.3)%	(9)	(0.4)%	(29)	(1.6)%
Income Tax Expense/Rate	$1,066	36.9%	$983	38.6%	$618	35.5%
(a) Other items primarily include tax impacts from equity in Conrail and other partially owned subsidiaries’ earnings.

The significant components of deferred income tax assets and liabilities include:

	2011		2010
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$300	$—	$243	$—
Other Employee Benefit Plans	309	—	311	—
Accelerated Depreciation	—	8,148	—	7,557
Other	354	234	353	211
Total	$963	$8,382	$907	$7,768
Net Deferred Income Tax Liabilities		$7,419		$6,861

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

Note 12. Income Taxes, continued

 The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense; and

•	Accumulated other comprehensive loss and other capital adjustments.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  CSX participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax years 2010 and 2011.  During 2010, the Company resolved the final issue on the 2008 IRS Audit Appeal.  This settlement had no material impact on the financial statements.  Federal examinations of original federal income tax returns for all years through 2009 are resolved.

As of December 2011 and 2010, the Company had approximately $22 million and $20 million, respectively, of total net unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $15 million in 2011 and 2010 could favorably affect the effective income tax rate in each year.  The Company estimates that approximately $4 million of the unrecognized tax benefits as of December 2011 for various state and federal income tax matters will be resolved over the next 12 months upon the expiration of statutes of limitations.  The final outcome of these uncertain tax positions, however, is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2011 is reconciled as follows:

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2011	2010
Balance at beginning of the year	$20	$50
Additions based on tax positions related to current year	1	3
Additions based on tax positions related to prior years	10	17
Reductions based on tax positions related to prior years	(3)	(41)
Settlements with taxing authorities	(5)	—
Lapse of statute of limitations	(1)	(9)
Balance at end of the year	$22	$20

        CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are expense or (benefits) of $1 million, $7 million and $(6) million for fiscal years 2011, 2010 and 2009, respectively, for the reduction to reserves for interest and penalties for all prior year tax positions.  Prior year benefits for interest and penalties are due to favorable tax settlements of prior period tax audits where the Company had previously accrued a liability for interest and penalties.  The Company had $11 million and $6 million accrued for interest and penalties at 2011 and 2010, respectively, for all prior year tax positions.

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

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

	Fiscal Years
(Dollars in Millions)	2011	2010	2009
Rents, Fees and Services	$111	$112	$104
Purchase Price Amortization and Other	4	4	4
Equity in Income of Conrail	(24)	(21)	(27)
Total Conrail Rents, Fees and Services	$91	$95	$81

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets.

	December	December
(Dollars in Millions)	2011	2010
Balance Sheet Information:
CSX Payable to Conrail (a)	$143	$119
Promissory Notes Payable to Conrail Subsidiary
4.40% CSX Promissory Note due October 2035 (b)	$73	$73
4.52% CSXT Promissory Note due March 2035 (b)	$23	$23

(a) Included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.
(b) Included on the consolidated balance sheet of CSX as long-term debt.

Interest expense from the promissory notes payable to a Conrail subsidiary was $4 million for 2011, 2010 and 2009, respectively.

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

The 2009 transaction is reported as discontinued operations under the subsection Impairment or Disposal of Long-Lived Assets in the ASC.  Therefore, the gain on sale as well as loss from operations is reported as discontinued operations.

Income statement information:

Fiscal Year
(Dollars in Millions)	2009
Revenue	$33
Pre-Tax Income	$5

Net Loss, After Tax	$(10)
Gain on Sale, After Tax	25
Net Income From Discontinued Operations	$15
Earnings Per Share
From Discontinued Operations, Assuming Dilution	$0.01

NOTE 15.  Fair Value Measurements

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Fair Value Measurements, continued

Investments

The Company's investment assets, valued by a third-party trustee, consist of certificates of deposits, corporate bonds, U.S. government securities and auction rate securities and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. There are several valuation methodologies used for those assets as described below.

•	Certificates of Deposit (Level 2): Valued by discounting the related cash flows based on current yields of similar instruments with comparable durations.

•
Corporate Bonds and U.S. Treasury Obligations (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment as of the last day of the calendar plan year.

•	Auction Rate Securities (Level 3): Valued using a discounted cash flow model, because there is currently no active market for trading.

The amortized cost basis of investments was $643 million and $136 million as of December 30, 2011 and December 31, 2010, respectively. The following is a summary of the fair value of the Company's investment assets:

	Fiscal Years
	2011				2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$477	$—	$477	$—	$—	$—	$—
Corporate Bonds	—	98	—	98	—	89	—	89
U.S. Treasury Obligations	—	53	—	53	—	34	—	34
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$628	$15	$643	$—	$123	$15	$138

These investments have the following maturities:

(Dollars in Millions)	December 2011	December 2010
Less than 1 year	$523	$54
1 - 2 years	32	40
2 - 5 years	73	26
Greater than 5 years	15	18
Total investments at fair value	$643	$138

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

(Dollars in Millions)	December 2011	December 2010
Long-term Debt Including Current Maturities:
Fair Value	$10,708	$9,624
Carrying Value	$9,241	$8,664

Pension Plan Assets

Pension plan assets are reported at fair value on the consolidated balance sheet. The Investment Committee targets an allocation of pension assets to be generally 60% equity and 40% fixed income.  There are several valuation methodologies used for those assets as described below.

•
Common stock (Level 1): Valued at the closing price reported on the active market on which the individual securities are traded on the last day of the plan year and classified in level 1 of the fair value hierarchy.

•
Common trust funds (Level 2): The net asset value of the common trusts is determined by reference to the fair value of the underlying securities of the trust, which are valued primarily through the use of directly or indirectly observable inputs. These assets are classified in level 2 of the fair value hierarchy.

•
Corporate bonds, derivatives, government securities, and asset-backed securities (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment as of the last day of the calendar plan year. Asset-backed securities include commercial mortgage-backed securities and collateralized mortgage obligations. These assets are classified in level 2 of the fair value hierarchy.

•
Partnerships (Level 3): Private equity valued using the fair market values associated with the underlying investments at year end using net asset per share and is classified in level 3 of the fair value hierarchy.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2011 and 2010:

	Fiscal Years
	2011				2010
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock:
Information technology	$137	$—	$—	$137	$161	$—	$—	$161
Consumer discretionary	88	—	—	88	109	—	—	109
Health care	70	—	—	70	68	—	—	68
Industrials	65	—	—	65	70	—	—	70
Energy	61	—	—	61	63	—	—	63
Financials	53	—	—	53	65	—	—	65
Consumer staples	42	—	—	42	33	—	—	33
Materials	24	—	—	24	25	—	—	25
Other	18	—	—	18	20	—	—	20
Corporate securities	—	605	—	605	—	613	—	613
Common trust funds	—	380	—	380	—	419	—	419
Derivatives liabilities	—	(247)	—	(247)	—	(211)	—	(211)
Derivatives assets	—	245	—	245	—	211	—	211
Partnerships	—	—	175	175	—	—	101	101
Government securities	—	124	—	124	—	88	—	88
Asset-backed securities	—	10	—	10	—	16	—	16
Total investments at fair value	$558	$1,117	$175	$1,850	$614	$1,136	$101	$1,851

For additional information related to pension assets, see Note 8, Employee Benefit Plans.

The summary of changes in the fair value of the Company’s level 3 pension plan assets for the calendar plan year 2011 is shown below.

(Dollars in Millions)	2011	2010
Balance, Beginning of Year	$101	$95
Purchases	71	—
Unrealized Gains	3	6
Balance, End of Year	$175	$101

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

	2011
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,810	$3,019	$2,963	$2,951	$11,743
Operating Income	773	926	878	841	3,418
Net Earnings	395	506	464	457	1,822

Earnings Per Share, Basic	$0.36	$0.46	$0.43	$0.44	$1.68
Earnings Per Share, Assuming Dilution	0.35	0.46	0.43	0.43	1.67
Dividend Per Share	0.09	0.12	0.12	0.12	0.45

	2010
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,491	$2,663	$2,666	$2,816	$10,636
Operating Income	632	768	825	846	3,071
Net Earnings	305	414	414	430	1,563

Earnings Per Share, Basic	$0.26	$0.36	$0.36	$0.38	$1.37
Earnings Per Share, Assuming Dilution	0.26	0.36	0.36	0.38	1.35
Dividend Per Share	0.08	0.08	0.08	0.09	0.33
All per share data were retroactively restated to reflect the three-for-one stock split effective May 31, 2011.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 17.  Summarized Consolidating Financial Data

In 2007, CSXT sold secured equipment notes maturing in 2023, and in 2008, CSXT sold additional secured equipment notes maturing in 2014 in registered public offerings.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

Consolidating Income Statements
(Dollars in Millions)

NOTE 17.  Summarized Consolidating Financial Data, continued

Fiscal Year Ended December 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$11,676	$67	$11,743
Expense	(278)	8,679	(76)	8,325
Operating Income	278	2,997	143	3,418
Equity in Earnings of Subsidiaries	1,947	3	(1,950)	—
Interest Expense	(496)	(83)	27	(552)
Other Income - Net	13	19	(10)	22
Earnings from Continuing Operations
Before Income Taxes	1,742	2,936	(1,790)	2,888
Income Tax Benefit (Expense)	80	(1,081)	(65)	(1,066)
Net Earnings	$1,822	$1,855	$(1,855)	$1,822
Fiscal Year Ended December 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$9,939	$697	$10,636
Expense	(166)	7,110	621	7,565
Operating Income	166	2,829	76	3,071
Equity in Earnings of Subsidiaries	1,779	3	(1,782)	—
Interest Expense	(499)	(101)	43	(557)
Other Income - Net	21	22	(11)	32
Earnings from Continuing Operations
Before Income Taxes	1,467	2,753	(1,674)	2,546
Income Tax Benefit (Expense)	96	(1,064)	(15)	(983)
Net Earnings	$1,563	$1,689	$(1,689)	$1,563
Fiscal Year Ended December 2009	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$7,776	$1,265	$9,041
Expense	(279)	5,983	1,067	6,771
Operating Income	279	1,793	198	2,270
Equity in Earnings of Subsidiaries	1,239	10	(1,249)	—
Interest Expense	(500)	(116)	58	(558)
Other Income - Net	70	18	(54)	34
Earnings from Continuing Operations
Before Income Taxes	1,088	1,705	(1,047)	1,746
Income Tax Benefit (Expense)	23	(624)	(17)	(618)
Earnings from Continuing Operations	1,111	1,081	(1,064)	1,128
Discontinued Operations	32	—	(17)	15
Net Earnings	$1,143	$1,081	$(1,081)	$1,143

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

Consolidating Balance Sheets
(Dollars in Millions)

NOTE 17.  Summarized Consolidating Financial Data, continued

As of December 30, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$549	$154	$80	$783
Short-term Investments	475	—	48	523
Accounts Receivable - Net	4	468	657	1,129
Receivable from Affiliates	1,025	1,772	(2,797)	—
Materials and Supplies	—	240	—	240
Deferred Income Taxes	10	173	(1)	182
Other Current Assets	17	64	(3)	78
Total Current Assets	2,080	2,871	(2,016)	2,935
Properties	8	31,958	1,738	33,704
Accumulated Depreciation	(8)	(7,795)	(927)	(8,730)
Properties - Net	—	24,163	811	24,974
Investments in Conrail	—	—	678	678
Affiliates and Other Companies	(39)	574	(42)	493
Investment in Consolidated Subsidiaries	17,519	—	(17,519)	—
Other Long-term Assets	176	109	108	393
Total Assets	$19,736	$27,717	$(17,980)	$29,473
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$114	$978	$55	$1,147
Labor and Fringe Benefits Payable	41	458	42	541
Payable to Affiliates	2,566	374	(2,940)	—
Casualty, Environmental and Other Reserves	—	167	16	183
Current Maturities of Long-term Debt	400	105	2	507
Income and Other Taxes Payable	(60)	189	—	129
Other Current Liabilities	(1)	178	3	180
Total Current Liabilities	3,060	2,449	(2,822)	2,687
Casualty, Environmental and Other Reserves	—	369	89	458
Long-term Debt	7,609	1,124	1	8,734
Deferred Income Taxes	(246)	7,800	47	7,601
Other Long-term Liabilities	858	582	85	1,525
Total Liabilities	11,281	12,324	(2,600)	21,005
Shareholders' Equity
Common Stock, $1 Par Value	1,049	181	(181)	1,049
Other Capital	6	5,652	(5,652)	6
Retained Earnings	8,275	9,618	(9,618)	8,275
Accumulated Other Comprehensive Loss	(875)	(79)	79	(875)
Noncontrolling Minority Interest	—	21	(8)	13
Total Shareholders' Equity	8,455	15,393	(15,380)	8,468
Total Liabilities and Shareholders' Equity	$19,736	$27,717	$(17,980)	$29,473

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

Consolidating Balance Sheets
(Dollars in Millions)

NOTE 17.  Summarized Consolidating Financial Data, continued

As of December 31, 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$1,100	$118	$74	$1,292
Short-term Investments	—	—	54	54
Accounts Receivable - Net	5	447	541	993
Receivable from Affiliates	1,048	943	(1,991)	—
Materials and Supplies	—	218	—	218
Deferred Income Taxes	15	171	6	192
Other Current Assets	46	56	4	106
Total Current Assets	2,214	1,953	(1,312)	2,855
Properties	8	30,557	1,500	32,065
Accumulated Depreciation	(8)	(7,405)	(853)	(8,266)
Properties - Net	—	23,152	647	23,799
Investments in Conrail	—	—	673	673
Affiliates and Other Companies	—	595	(134)	461
Investment in Consolidated Subsidiaries	16,278	—	(16,278)	—
Other Long-term Assets	174	110	69	353
Total Assets	$18,666	$25,810	$(16,335)	$28,141
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$116	$904	$26	$1,046
Labor and Fringe Benefits Payable	42	431	47	520
Payable to Affiliates	1,942	401	(2,343)	—
Casualty, Environmental and Other Reserves	—	161	15	176
Current Maturities of Long-term Debt	517	94	2	613
Income and Other Taxes Payable	378	109	(402)	85
Other Current Liabilities	—	96	1	97
Total Current Liabilities	2,995	2,196	(2,654)	2,537
Casualty, Environmental and Other Reserves	—	411	91	502
Long-term Debt	6,815	1,235	1	8,051
Deferred Income Taxes	(526)	7,228	351	7,053
Other Long-term Liabilities	696	525	77	1,298
Total Liabilities	9,980	11,595	(2,134)	19,441
Shareholders' Equity
Common Stock, $1 Par Value	370	181	(181)	370
Other Capital	—	5,634	(5,634)	—
Retained Earnings	9,087	8,443	(8,443)	9,087
Accumulated Other Comprehensive Loss	(771)	(65)	65	(771)
Noncontrolling Minority Interest	—	22	(8)	14
Total Shareholders' Equity	8,686	14,215	(14,201)	8,700
Total Liabilities and Shareholders' Equity	$18,666	$25,810	$(16,335)	$28,141

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

Consolidating Cash Flow Statements
(Dollars in Millions)

NOTE 17.  Summarized Consolidating Financial Data, continued

Fiscal Year Ended December 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,231	$2,746	$(486)	$3,491

Investing Activities
Property Additions	—	(2,034)	(263)	(2,297)
Purchases of Short-term Investments	(475)	—	(17)	(492)
Proceeds from Property Dispositions	—	239	1	240
Other Investing Activities	(20)	(133)	115	(38)
Net Cash Provided by (Used in) Investing Activities	(495)	(1,928)	(164)	(2,587)

Financing Activities
Long-term Debt Issued	1,200	—	—	1,200
Long-term Debt Repaid	(507)	(95)	(3)	(605)
Dividends Paid	(480)	(680)	680	(480)
Stock Options Exercised	29	—	—	29
Shares Repurchased	(1,564)	—	—	(1,564)
Other Financing Activities	35	(7)	(21)	7
Net Cash Provided by (Used in) Financing Activities	(1,287)	(782)	656	(1,413)
Net Increase (Decrease) in Cash and Cash Equivalents	(551)	36	6	(509)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$549	$154	$80	$783

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

Consolidating Cash Flow Statements
(Dollars in Millions)

NOTE 17.  Summarized Consolidating Financial Data, continued

Fiscal Year Ended December 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$944	$2,393	$(76)	$3,261

Investing Activities
Property Additions	—	(1,587)	(253)	(1,840)
Proceeds from Property Dispositions	—	107	1	108
Other Investing Activities	301	(110)	(230)	(39)
Net Cash Provided by (Used in) Investing Activities	301	(1,590)	(482)	(1,771)

Financing Activities
Long-term Debt Issued	800	—	—	800
Long-term Debt Repaid	—	(111)	(2)	(113)
Dividends Paid	(372)	(590)	590	(372)
Stock Options Exercised	42	—	—	42
Shares Repurchased	(1,452)	—	—	(1,452)
Other Financing Activities	(81)	(14)	(37)	(132)
Net Cash Provided by (Used in) Financing Activities	(1,063)	(715)	551	(1,227)
Net Increase (Decrease) in Cash and Cash Equivalents	182	88	(7)	263
Cash and Cash Equivalents at Beginning of Period	918	30	81	1,029
Cash and Cash Equivalents at End of Period	$1,100	$118	$74	$1,292

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

Consolidating Cash Flow Statements
(Dollars in Millions)

NOTE 17.  Summarized Consolidating Financial Data, continued

Fiscal Year Ended December 2009	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

Operating Activities
Net Cash Provided by (Used in) Operating Activities	$436	$2,920	$(1,317)	$2,039

Investing Activities
Property Additions	—	(1,331)	(95)	(1,426)
Proceeds from Property Dispositions	2	42	1	45
Other Investing Activities	(89)	(402)	500	9
Net Cash Provided by (Used in) Investing Activities	(87)	(1,691)	406	(1,372)

Financing Activities
Long-term Debt Issued	500	—	—	500
Long-term Debt Repaid	(200)	(120)	(3)	(323)
Dividends Paid	(345)	(475)	475	(345)
Stock Options Exercised	34	—	—	34
Other Financing Activities	21	(667)	473	(173)
Net Cash Provided by (Used in) Financing Activities	10	(1,262)	945	(307)
Net Increase (Decrease) in Cash and Cash Equivalents	359	(33)	34	360
Cash and Cash Equivalents at Beginning of Period	559	63	47	669
Cash and Cash Equivalents at End of Period	$918	$30	$81	$1,029

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 30, 2011, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 30, 2011, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 30, 2011.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s internal control over financial reporting as of December 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 30, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements of CSX Corporation and our report dated February 21, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 21, 2012

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

CSX CORPORATION
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 27, 2012 with respect to its 2012 annual meeting of shareholders, except for the information regarding the executive officers of the Company.   Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page 55.

(2) Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements, Casualty, Environmental and Other Reserves.  All other financial statement schedules are not applicable.

(3) Exhibits

CSX CORPORATION
PART IV

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
Articles of Amendment to CSX Corporation’s Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 18, 2006)

3.1(b)
Articles of Amendment to CSX Corporation's Amended and Restated Articles of Incorporation of the Registrant (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 4, 2011)

3.2
Bylaws of the Registrant, amended effective as of September 24, 2008 (incorporated herein by reference to Exhibit 3.2 of the Registrant's Current Report on Form 8-K filed with the Commission on September 25, 2008)

Instruments Defining the Rights of Security Holders, Including Debentures:
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

4.1(i)
Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon(as successor to JP Morgan Chase Bank), as Trustee (incorporated herein by reference to Exhibit 4.1 to the Registrant's Report on Form 10-Q filed with the Commission on April 19, 2010).

CSX CORPORATION
PART IV

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

10.4**	CSX Directors' Charitable Gift Plan, as amended (incorporated herein by reference to Exhibit 10.4 to the Registrant's Annual Report on Form 10-K filed with the Commission on March 4, 1994)

10.5**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)

10.6**	Railroad Retirement Benefits Agreement with M. J. Ward (incorporated herein by reference to Exhibit 10.13 to the Registrant's Report on Form 10-K filed with the Commission on February 26, 2003)

10.7**	Employment Agreement with O. Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant's Report on Form 10-Q filed with the Commission on July 30, 2003)

10.8**	Form of Stock Option Agreement (incorporated herein by reference to Exhibit 10.17 of the Registrant's Report on Form 10-K filed with the Commission on March 4, 2002)

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

CSX CORPORATION
PART IV

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

CSX CORPORATION
PART IV

10.27**	Restricted Stock Award Agreement with Oscar Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 10, 2012)

10.30**	Restricted Stock Award Agreement with Lisa A. Mancini (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 19, 2010)

10.31	Revolving Credit Agreement, dated September 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 4, 2011)

10.32**	Long-term Incentive Plan, dated May 5, 2009 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2009)

10.33**	Long-term Incentive Plan effective May 5, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010)
10.34**	Long-term Incentive Plan, dated May 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 5, 2011)

10.35**	CSX Stock and Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

10.36*	2010 Form of Change-in-Control Agreement with executive officers

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31*	Rule 13a-14(a) Certifications

32*	Section 1350 Certifications

99*	Annual CEO Certification pursuant to NYSE Rule 303A.12(a)

101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 30, 2011 filed with the SEC on February 21, 2012, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 30, 2011, December 31, 2010 and December 25, 2009, (ii) Consolidated Balance Sheets at December 30, 2011 and December 31, 2010, (iii) Consolidated Cash Flow Statements for the fiscal periods ended December 30, 2011, December 31, 2010 and December 25, 2009 and (iv) the Notes to Consolidated Financial Statements.

* Filed herewith

** Management Contract or Compensatory Plan or Arrangement

Note: Items not filed herewith have been submitted in previous SEC filings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 21, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 21, 2012.

Signature	Title
Chairman of the Board, President, Chief
/s/ MICHAEL J. WARD	Executive Officer and Director
Michael J. Ward	(Principal Executive Officer)

/s/ FREDRIK J. ELIASSON	Executive Vice President and Chief Financial
Fredrik J. Eliasson	Officer (Principal Financial Officer)

/s/ CAROLYN T. SIZEMORE	Vice President and Controller
Carolyn T. Sizemore	(Principal Accounting Officer)

/s/ ELLEN M. FITZSIMMONS	Senior Vice President of Law and Public Affairs, General Counsel and Corporate Secretary
Ellen M. Fitzsimmons	*Attorney-in-Fact

SIGNATURES

Signature	Title

*	Director
Donna M. Alvarado

*	Director
John B. Breaux

*	Director
Pamela L. Carter

*	Director
Steven T. Halverson

*	Director
Edward J. Kelly, III

*	Director
Gilbert H. Lamphere

*	Director
John D. McPherson

*	Director
Timothy T. O'Toole

*	Director
David M. Ratcliffe

*	Director
Donald J. Shepard

*	Director
J.C. Watts, Jr.

*	Director
J. Steven Whisler