Form 10-Q
period 2012-03-30
CSX CORP
filed 2012-04-19
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

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
Yes (X) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer (X)	Accelerated Filer ( )
Non-accelerated Filer ( )	Smaller Reporting Company ( )

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)
There were 1,039,158,062 shares of common stock outstanding on March 30, 2012 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2012

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2012	2011

Revenue	$2,966	$2,810
Expense
Labor and Fringe	770	765
Materials, Supplies and Other	542	530
Fuel	444	402
Depreciation	257	243
Equipment and Other Rents	97	97
Total Expense	2,110	2,037

Operating Income	856	773

Interest Expense	(144)	(140)
Other Income - Net (Note 8)	4	5
Earnings Before Income Taxes	716	638

Income Tax Expense	(267)	(243)
Net Earnings	$449	$395

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.43	$0.36
Net Earnings Per Share, Assuming Dilution	$0.43	$0.35

Average Shares Outstanding (In millions)	1,047	1,108
Average Shares Outstanding, Assuming Dilution (In millions)	1,049	1,115

Cash Dividends Paid Per Common Share	$0.12	$0.09

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

Total Comprehensive Earnings (Note 1)	$458	$406

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 30, 2012	December 30, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$627	$783
Short-term Investments	139	523
Accounts Receivable - Net (Note 1)	1,161	1,129
Materials and Supplies	251	240
Deferred Income Taxes	178	182
Other Current Assets	112	78
Total Current Assets	2,468	2,935

Properties	34,002	33,704
Accumulated Depreciation	(8,861)	(8,730)
Properties - Net	25,141	24,974

Investment in Conrail	683	678
Affiliates and Other Companies	495	493
Other Long-term Assets	399	393
Total Assets	$29,186	$29,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,205	$1,147
Labor and Fringe Benefits Payable	392	541
Casualty, Environmental and Other Reserves (Note 4)	168	167
Current Maturities of Long-term Debt (Note 7)	502	507
Income and Other Taxes Payable	134	129
Other Current Liabilities	192	196
Total Current Liabilities	2,593	2,687

Casualty, Environmental and Other Reserves (Note 4)	337	352
Long-term Debt (Note 7)	8,623	8,734
Deferred Income Taxes	7,799	7,601
Other Long-term Liabilities	1,330	1,631
Total Liabilities	20,682	21,005

Common Stock $1 Par Value	1,039	1,049
Other Capital	5	6
Retained Earnings	8,313	8,275
Accumulated Other Comprehensive Loss (Note 1)	(866)	(875)
Noncontrolling Interest	13	13
Total Shareholders' Equity	8,504	8,468
Total Liabilities and Shareholders' Equity	$29,186	$29,473

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	First Quarters
	2012	2011

OPERATING ACTIVITIES
Net Earnings	$449	$395
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	257	243
Deferred Income Taxes	195	137
Other Operating Activities	(56)	(1)
Changes in Operating Assets and Liabilities:
Contributions to Qualified Pension Plans	(275)	—
Accounts Receivable	(22)	(86)
Other Current Assets	(52)	(35)
Accounts Payable	69	(17)
Income and Other Taxes Payable	30	40
Other Current Liabilities	(151)	(181)
Net Cash Provided by Operating Activities	444	495

INVESTING ACTIVITIES
Property Additions	(469)	(379)
Purchase of Short-term Investments	(53)	(8)
Proceeds from Sales of Short-term Investments	437	20
Other Investing Activities	8	2
Net Cash Used in Investing Activities	(77)	(365)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	300	—
Long-term Debt Repaid (Note 7)	(413)	(524)
Dividends Paid	(125)	(96)
Stock Options Exercised (Note 3)	8	19
Shares Repurchased	(300)	(300)
Other Financing Activities	7	13
Net Cash Used in Financing Activities	(523)	(888)

Net Decrease in Cash and Cash Equivalents	(156)	(758)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	783	1,292
Cash and Cash Equivalents at End of Period	$627	$534

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

CSX's principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. The Company's intermodal business, also part of CSXT, links customers to railroads via trucks and terminals.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters ended March 30, 2012 and April 1, 2011;

•	Consolidated balance sheets at March 30, 2012 and December 30, 2011; and

•	Consolidated cash flow statements for the quarters ended March 30, 2012 and April 1, 2011.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarters of 2012 and 2011 consisted of 13 weeks ending on March 30, 2012 and April 1, 2011, respectively.

•	Fiscal year 2012 and 2011 will each consist of 52 weeks ending on December 28, 2012 and December 30, 2011, respectively.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 30, 2012 and April 1, 2011, and references to year-end indicate the fiscal year ended December 30, 2011.

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”). Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $458 million and $406 million for first quarters 2012 and 2011, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income or loss, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments and reduced overall equity by $866 million and $875 million as of the end of first quarter 2012 and December 2011, respectively.

See the New Accounting Pronouncements section below for information related to the change in presentation requirements.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $42 million and $43 million is included in the consolidated balance sheets as of the end of first quarter 2012 and December 2011, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

New Accounting Pronouncements

In 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This requirement became effective for CSX beginning with the first quarter 2012 10-Q filing. This update will require retrospective application for all periods presented.

Other Items
Share Repurchases
In first quarter 2012, CSX repurchased $300 million in shares. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.
Amortization of Gain from Property Disposition
In November 2011, the Company sold approximately 61 miles of operating rail corridor to the Florida Department of Transportation. As part of the transaction, the Company received $173 million in proceeds and will receive up to $259 million in government grants for a total of $432 million. This agreement also obligated the Company to invest a total of $500 million in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction within the eight year period following the transaction.

In accordance with the Real Estate Sales Topic in the ASC, the sale of real estate resulted in a deferred gain of $146 million upon conveyance. The deferred gain is recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $19 million in the first quarter 2012. This gain is included in materials, supplies and other in the consolidated income statements. The deferred gain balance included in the consolidated balance sheets is in the table below.

	Deferred gain as of
(Dollars in Millions)	March 2012	December 2011
Current portion, included in Other Current Liabilities	$95	$95
Long term portion, included in Other Long-Term Liabilities	18	37
Total	$113	$132

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2012	2011
Numerator (Dollars in millions):
Net Earnings	$449	$395

Denominator (Units in millions):
Average Common Shares Outstanding	1,047	1,108
Other Potentially Dilutive Common Shares (a)	2	7
Average Common Shares Outstanding, Assuming Dilution	1,049	1,115

Net Earnings Per Share, Basic	$0.43	$0.36
Net Earnings Per Share, Assuming Dilution	$0.43	$0.35

(a)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a long-term management incentive compensation plan.

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During first quarters 2012 and 2011, approximately $110 thousand and $55 thousand of face value convertible debentures were converted into 12 thousand and 6 thousand shares of CSX common stock, respectively. As of the end of first quarter 2012, approximately $3.7 million of convertible debentures at face value remained outstanding, which are convertible into approximately 389 thousand shares of CSX common stock.

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

    Total pre-tax expense associated with all share-based compensation and its related income tax benefit for 2012 is zero driven by lower anticipated payouts on long-term incentive compensation. Details are as follows:

	First Quarters
(Dollars in millions)	2012	2011

Share-Based Compensation Expense	$—	$12
Income Tax Benefit	—	4

The following table provides information about stock options exercised and expired.

	First Quarters
(In thousands)	2012	2011

Number of Stock Options Exercised	1,299	3,278
Number of Stock Options Expired	15	—

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of first quarter 2012, CSX had approximately 3 million stock options outstanding.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	March 30, 2012			December 30, 2011
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$93	$156	$249	$93	$168	$261
Occupational	6	34	40	6	37	43
Asbestos	11	53	64	11	57	68
Total Casualty	110	243	353	110	262	372
Environmental	31	51	82	31	52	83
Other(a)	27	43	70	26	38	64
Total	$168	$337	$505	$167	$352	$519
(a) Separation liabilities and freight rate dispute reserves have been reclassified to other current and long-term liabilities.

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

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). In addition to FELA liabilities, current or former employees of other CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

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

Occupational and Asbestos
Occupational claims arise from allegations of exposures to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss. The Company is also party to a number of asbestos claims by current or former employees alleging exposure to asbestos in the workplace.

An analysis of occupational claims is performed quarterly by an independent third-party actuarial firm and reviewed by management. Management performs a quarterly review of asserted asbestos claims, and an analysis is performed annually by an independent third-party specialist and reviewed by management. The objective of the occupational and asbestos claims analyses performed by the third-party actuarial firm and specialist (the "third-party specialists") is to determine the number of incurred but not reported (“IBNR”) claims. The third party specialists analyze CSXT's historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves. The potentially exposed population is estimated by using CSX's employment records and industry data. From this analysis, the third-party specialists provide an estimate of the IBNR claims liability.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reliably estimated. Based upon information currently available, however, the Company believes its environmental reserves are adequate to cover remedial actions to comply with present laws and regulations.

Other

Other reserves include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability. Separation liabilities and freight rate dispute reserves have been reclassified to other current and long-term liabilities.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Legal

The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental and hazardous material exposure matters, FELA claims by employees, other personal injury claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be reasonably determined, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these pending items will have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to approximately $17 million in aggregate at March 30, 2012. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

For additional information on legal proceedings, see Item 1. Legal Proceedings.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits		Other Post-retirement Benefits
(Dollars in millions)	First Quarters		First Quarters
	2012	2011	2012	2011
Service Cost	$11	$10	$1	$1
Interest Cost	31	30	4	3
Expected Return on Plan Assets	(39)	(39)	—	—
Amortization of Net Loss	20	18	2	1
Total Expense	$23	$19	$7	$5

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  During the quarter, the Company made a contribution of $275 million to its qualified pension plans, of which $25 million was the required minimum contribution. At this time, the Company anticipates that no further contributions to its qualified pension plans will be required in 2012. For further details, see Note 8, Employee Benefit Plans, in CSX's most recent annual report on Form 10-K.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2012 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2011	$507	$8,734	$9,241
2012 activity:
Long-term debt issued	—	300	300
Long-term debt repaid	(413)	—	(413)
Reclassifications	408	(408)	—
Debt conversions to CSX stock	—	—	—
Discount and premium activity	—	(3)	(3)
Long-term debt as of the end of first quarter 2012	$502	$8,623	$9,125

For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Debt Issuance

In February 2012, CSX issued $300 million of 4.4% notes due 2043. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds from the issuance were used primarily in connection with a $275 million contribution to the Company's qualified pension plan.

Credit Facility

CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of first quarter 2012, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. Other income - net consisted of the following:

	First Quarters
(Dollars in millions)	2012	2011
Interest Income	$2	$1
Income from Real Estate	6	3
Miscellaneous Income (Expense)	(4)	1
Total Other Income - Net	$4	$5

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements

The Financial Instruments Topic in the ASC requires disclosures about fair value of financial instruments in annual reports as well as in quarterly reports. For CSX, this statement applies to certain investments and long-term debt. Disclosure of the fair value of pension plan assets is only required annually. Also, this rule clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

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

•
Corporate Bonds and U.S. Treasury Obligations (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment as of the last day of the fiscal year.

•	Auction Rate Securities (Level 3): Valued using a discounted cash flow model, because there is currently no active market for trading.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

The amortized cost basis of investments was $268 million and $643 million as of March 30, 2012 and December 30, 2011, respectively. The following is a summary of the fair value of the Company's investment assets:

	March 2012				December 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$100	$—	$100	$—	$477	$—	$477
Corporate Bonds	—	112	—	112	—	98	—	98
U.S. Treasury Obligations	—	43	—	43	—	53	—	53
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$255	$15	$270	$—	$628	$15	$643

These investments have the following maturities:

(Dollars in millions)	March 30, 2012	December 30, 2011
Less than 1 year	$139	$523
1 - 2 years	42	32
2 - 5 years	74	73
Greater than 5 years	15	15
Total	$270	$643

Long-term Debt

Long-term debt is reported at carrying amount on the consolidated balance sheet and is the Company's only financial instrument with fair values significantly different from their carrying amounts. The majority of the Company's long-term debt is valued by an independent third party who utilizes closing transactions, market quotes or market values of comparable debt. For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party. All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 30, 2012	December 30, 2011
Long-term Debt Including Current Maturities:
Fair Value	$10,412	$10,708
Carrying Value	$9,125	$9,241

NOTE 10.    Summarized Consolidating Financial Data

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,950	$16	$2,966
Expense	(87)	2,229	(32)	2,110
Operating Income	87	721	48	856

Equity in Earnings of Subsidiaries	477	(1)	(476)	—
Interest (Expense) / Benefit	(130)	(19)	5	(144)
Other Income - Net	(1)	3	2	4

Earnings Before Income Taxes	433	704	(421)	716
Income Tax (Expense) / Benefit	16	(263)	(20)	(267)
Net Earnings	$449	$441	$(441)	$449

Total Comprehensive Earnings	$458	$438	$(438)	$458
First Quarter 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,794	$16	$2,810
Expense	(65)	2,142	(40)	2,037
Operating Income	65	652	56	773

Equity in Earnings of Subsidiaries	432	1	(433)	—
Interest (Expense) / Benefit	(126)	(23)	9	(140)
Other Income - Net	2	2	1	5

Earnings Before Income Taxes	373	632	(367)	638
Income Tax (Expense) / Benefit	22	(241)	(24)	(243)
Net Earnings	$395	$391	$(391)	$395

Total Comprehensive Earnings	$406	$392	$(392)	$406

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of First Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$385	$159	$83	$627
Short-term Investments	100	—	39	139
Accounts Receivable - Net	6	468	687	1,161
Receivable from Affiliates	1,365	1,936	(3,301)	—
Materials and Supplies	—	251	—	251
Deferred Income Taxes	13	166	(1)	178
Other Current Assets	15	97	—	112
Total Current Assets	1,884	3,077	(2,493)	2,468

Properties	8	32,222	1,772	34,002
Accumulated Depreciation	(8)	(7,901)	(952)	(8,861)
Properties - Net	—	24,321	820	25,141

Investments in Conrail	—	—	683	683
Affiliates and Other Companies	(39)	576	(42)	495
Investments in Consolidated Subsidiaries	17,830	—	(17,830)	—
Other Long-term Assets	176	290	(67)	399
Total Assets	$19,851	$28,264	$(18,929)	$29,186

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$156	$1,019	$30	$1,205
Labor and Fringe Benefits Payable	37	335	20	392
Payable to Affiliates	2,705	703	(3,408)	—
Casualty, Environmental and Other Reserves	—	152	16	168
Current Maturities of Long-term Debt	400	100	2	502
Income and Other Taxes Payable	(75)	201	8	134
Other Current Liabilities	(1)	191	2	192
Total Current Liabilities	3,222	2,701	(3,330)	2,593

Casualty, Environmental and Other Reserves	—	266	71	337
Long-term Debt	7,508	1,115	—	8,623
Deferred Income Taxes	(149)	7,884	64	7,799
Other Long-term Liabilities	779	632	(81)	1,330
Total Liabilities	$11,360	$12,598	$(3,276)	$20,682

Shareholders' Equity
Common Stock, $1 Par Value	1,039	181	(181)	1,039
Other Capital	5	5,666	(5,666)	5
Retained Earnings	8,313	9,880	(9,880)	8,313
Accumulated Other Comprehensive Loss	(866)	(82)	82	(866)
Noncontrolling Interest	—	21	(8)	13
Total Shareholders' Equity	8,491	15,666	(15,653)	8,504
Total Liabilities and Shareholders' Equity	$19,851	$28,264	$(18,929)	$29,186

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
As of December 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$549	$154	$80	$783
Short-term Investments	475	—	48	523
Accounts Receivable - Net	4	468	657	1,129
Receivable from Affiliates	1,025	1,772	(2,797)	—
Materials and Supplies	—	240	—	240
Deferred Income Taxes	10	173	(1)	182
Other Current Assets	17	64	(3)	78
Total Current Assets	2,080	2,871	(2,016)	2,935

Properties	8	31,958	1,738	33,704
Accumulated Depreciation	(8)	(7,795)	(927)	(8,730)
Properties - Net	—	24,163	811	24,974

Investments in Conrail	—	—	678	678
Affiliates and Other Companies	(39)	574	(42)	493
Investment in Consolidated Subsidiaries	17,519	—	(17,519)	—
Other Long-term Assets	176	109	108	393
Total Assets	$19,736	$27,717	$(17,980)	$29,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$114	$978	$55	$1,147
Labor and Fringe Benefits Payable	41	458	42	541
Payable to Affiliates	2,566	374	(2,940)	—
Casualty, Environmental and Other Reserves	—	151	16	167
Current Maturities of Long-term Debt	400	105	2	507
Income and Other Taxes Payable	(60)	189	—	129
Other Current Liabilities	(1)	194	3	196
Total Current Liabilities	3,060	2,449	(2,822)	2,687

Casualty, Environmental and Other Reserves	—	284	68	352
Long-term Debt	7,609	1,124	1	8,734
Deferred Income Taxes	(246)	7,800	47	7,601
Other Long-term Liabilities	858	667	106	1,631
Total Liabilities	$11,281	$12,324	$(2,600)	$21,005

Shareholders' Equity
Common Stock, $1 Par Value	1,049	181	(181)	1,049
Other Capital	6	5,652	(5,652)	6
Retained Earnings	8,275	9,618	(9,618)	8,275
Accumulated Other Comprehensive Loss	(875)	(79)	79	(875)
Noncontrolling Minority Interest	—	21	(8)	13
Total Shareholders' Equity	8,455	15,393	(15,380)	8,468
Total Liabilities and Shareholders' Equity	$19,736	$27,717	$(17,980)	$29,473

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
First Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$(23)	$641	$(174)	$444
Investing Activities
Property Additions	—	(435)	(34)	(469)
Purchases of Short-term Investments	(50)	—	(3)	(53)
Proceeds from Sales of Short-term Investments	425	—	12	437
Other Investing Activities	1	(13)	20	8
Net Cash Provided by (Used in) Investing Activities	376	(448)	(5)	(77)
Financing Activities
Long-term Debt Issued	300	—	—	300
Long-term Debt Repaid	(400)	(13)	—	(413)
Dividends Paid	(125)	(179)	179	(125)
Stock Options Exercised	8	—	—	8
Shares Repurchased	(300)	—	—	(300)
Other Financing Activities	—	4	3	7
Net Cash Provided by (Used in) Financing Activities	(517)	(188)	182	(523)
Net Increase (Decrease) in Cash and Cash Equivalents	(164)	5	3	(156)
Cash and Cash Equivalents at Beginning of Period	549	154	80	783
Cash and Cash Equivalents at End of Period	$385	$159	$83	$627

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
First Quarter 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$196	$541	$(242)	$495
Investing Activities
Property Additions	—	(344)	(35)	(379)
Purchases of Short-term Investments	—	—	(8)	(8)
Proceeds from Sales of Short-term Investments	—	—	20	20
Other Investing Activities	(13)	(85)	100	2
Net Cash Provided by (Used in) Investing Activities	(13)	(429)	77	(365)
Financing Activities
Long-term Debt Repaid	(507)	(16)	(1)	(524)
Dividends Paid	(96)	(170)	170	(96)
Stock Options Exercised	19	—	—	19
Shares Repurchased	(300)	—	—	(300)
Other Financing Activities	22	—	(9)	13
Net Cash Provided by (Used in) Financing Activities	(862)	(186)	160	(888)
Net Decrease in Cash and Cash Equivalents	(679)	(74)	(5)	(758)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$421	$44	$69	$534

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW
CSX provides rail-based freight transportation services including traditional rail service and the transport of intermodal containers and trailers. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and global competitiveness of the United States. America is once again poised for a period of growth in manufacturing, as the economy continues to recover. The U.S. demand to move more goods by rail is expected to rise along with the need to reduce highway congestion and greenhouse gas emissions. CSX and freight railroads are the best way to meet this demand while reducing environmental impacts. CSX can move a ton of freight almost 500 miles on one gallon of fuel and, on average, over three times more fuel efficiently than trucks. Also, one rail car can move the equivalent of 3 truckloads which aids in alleviating highway congestion.

CSX's network is positioned to reach nearly two-thirds of Americans, who account for the majority of the nation's consumption of goods. Through this network, the Company transports a diverse portfolio of products and commodities to meet the country's needs. These products range from energy sources like coal and ethanol, to automobiles, chemicals, building materials, paper, metals, grains and consumer products. The Company categorizes these products into three primary lines of business: merchandise, coal and intermodal. CSX's transportation solutions connect industries across the United States with each other and with global markets by meeting the transportation needs of port facilities, energy producers, manufacturers, industrial producers, construction companies, farmers and feed mills, wholesalers and retailers and the United States armed forces.

CSX services are delivered by dedicated employees whose jobs cannot be exported overseas. Railroad jobs are among some of the nation's highest paying. In 2011, CSX continued its job creation efforts by hiring more than 4,000 new employees, which was comprised primarily of operations employees, that will carry forward with this legacy.

Strategic Growth Initiatives

As CSX continues to strengthen its core business, the Company is focusing on three key strategic growth initiatives related to intermodal, export coal and an initiative to enhance customer service quality also known to CSX as Total Service Integration. The Company believes these initiatives will allow it to capture additional domestic and international volume, while improving service offerings to its customers in a cost-effective manner.

Intermodal

The Company's intermodal business is an economical, environmentally-friendly alternative to transporting freight on highways via truck. CSX is capitalizing on this opportunity by building new terminals and increasing network capacity. Construction of a new intermodal terminal in Louisville, Kentucky and major terminal expansion projects in Worcester, Massachusetts and Columbus, Ohio are currently underway. These investments are in addition to the Company's new Northwest Ohio intermodal terminal that became operational a year ago. This high-capacity terminal, which is part of CSX's National Gateway initiative discussed below, expands service offerings to customers as well as improves market access to and from east coast ports.

Export Coal

Although low natural gas prices and high coal stockpiles recently had and will continue to have a significant impact on domestic utility coal volume, U.S. export coal volume continues to show strength and will partially offset the current weakness in utility coal volume. Rapid economic growth in developing countries has generated an expected long term growth cycle in export coal demand. As a result of the increase in global steel production, demand for U.S. coal is expected to remain strong. Demand for coal used in developing countries for electric power generation is also expected to remain high due to rising consumption as they become more urbanized. These increases in global coal demand are expected to largely be met by export shipments with a portion originating from the U.S. In addition to the Company's ready access to large U.S. coal suppliers and multiple port facilities, CSX continues to enhance the capacity and operating efficiency of its export coal network, which favorably positions the Company to capitalize on this market growth.

Total Service Integration

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

Balanced Approach to Capital Deployment

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend growth and share repurchases. In 2011, the Company invested $2.3 billion to further enhance the capacity, quality, safety and flexibility of its network. Included in this amount is approximately $100 million of investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. The Company has increased its quarterly cash dividend nine times over the last six years which represents a 36 percent compounded annual growth rate. Also during 2011, CSX announced a new $2 billion share repurchase authority expected to be completed by the end of 2012 based on market and business conditions. While delivering shareholder value through this balanced approach to capital deployment, the Company remains committed to an improving investment grade credit profile.

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

CSX is engaged in another major partnership initiative with the Commonwealth of Massachusetts to expand freight and commuter rail service. Currently, CSX provides service to and from New England. To further improve that service offering to customers, CSX is expanding its intermodal terminal footprint in Worcester, Massachusetts and, with the Commonwealth, is clearing the route from Worcester to the New York state line for double-stack intermodal service. As part of this initiative, CSX intends to sell the Commonwealth its corridor between Boston and Worcester.  The Commonwealth intends to expand commuter rail serve in the greater Boston area.

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FIRST QUARTER 2012 HIGHLIGHTS

•	Revenue increased $156 million or 6% to nearly $3.0 billion, a first quarter record.

•	Expenses increased $73 million or 4% to $2.1 billion.

•	Operating income increased $83 million or 11% to $856 million, a first quarter record.

•	Operating ratio was 71.1%, a first quarter record.

	First Quarters
(In thousands)	2012	2011
Volume	1,602	1,592

(In millions)
Revenue	$2,966	$2,810
Expense	2,110	2,037
Operating Income	$856	$773

Operating Ratio	71.1%	72.5%

Although utility coal is challenged by low natural gas prices and high stock piles, the Company achieved year-over-year revenue growth in nearly all markets. Additionally, there was an overall increase in volume led by intermodal and merchandise markets. Revenue increased 6% from prior year driven by the ongoing emphasis on pricing above rail inflation and higher fuel recovery associated with the increase in fuel prices.

Expenses increased 4% versus the prior year driven by higher fuel costs as a result of higher fuel prices. Depreciation expense increased as a result of an overall increase in asset base. Material, supplies and other expenses increased primarily as a result of inflation, volume-related and other expenses partially offset by the amortization of gain recognized from the Company's 2011 sale of operating rail corridor to the state of Florida.

For additional information, refer to Results of Operations discussed on pages 31 through 34.

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

The Company continued to advance its efforts on safety during first quarter 2012.  While the FRA reportable personal injuries frequency index of 0.78 improved slightly, the reported FRA train accident frequency rate improved 24% year over year to 2.01.

Network reliability and service were strong during the first quarter 2012. On-time originations improved from 66 percent to 89 percent, and on-time arrivals improved from 59 percent to 77 percent. Average train velocity increased 9 percent to 22.3 miles per hour, while dwell improved 10 percent to 24.0 hours.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		First Quarters
		2012	2011	Improvement/ (Decline)

Safety and Service Measurements	FRA Personal Injury Frequency Index	0.78	0.79	1%
	FRA Train Accident Rate	2.01	2.64	24%

	On-Time Train Originations	89%	66%	35%
	On-Time Destination Arrivals	77%	59%	31%

	Dwell	24	26.6	10%
	Cars-On-Line	194,454	212,418	8%

	Train Velocity	22.3	20.5	9%

				Increase/(Decrease)
Resources	Route Miles	21,000	21,050	—%
	Locomotives (owned and long-term leased)	4,114	4,076	1%
	Freight Cars (owned and long-term leased)	68,635	67,979	1%

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

	First Quarters
	2012	2011	$ Change	% Change

Revenue	$2,966	$2,810	$156	6%
Expense
Labor and Fringe	770	765	(5)	(1)%
Materials, Supplies and Other	542	530	(12)	(2)%
Fuel	444	402	(42)	(10)%
Depreciation	257	243	(14)	(6)%
Equipment and Other Rents	97	97	—	—%
Total Expense	2,110	2,037	(73)	(4)%
Operating Income	$856	$773	$83	11%
Interest Expense	(144)	(140)	(4)	(3)%
Other Income - Net	4	5	(1)	(20)%
Income Tax Expense	(267)	(243)	(24)	(10)%
Net Earnings	$449	$395	$54	14%

Earnings Per Diluted Share	$0.43	$0.35	$0.08	23%

Operating Ratio	71.1%	72.5%	140	bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
First Quarters

	Volume			Revenue			Revenue Per Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Agricultural
Agricultural Products	108	109	(1)%	$275	$260	6%	$2,546	$2,385	7%
Phosphates and Fertilizers	80	83	(3)%	131	136	(4)%	1,638	1,639	(1)%
Food and Consumer	25	25	1%	67	63	7%	2,680	2,520	5%
Industrial
Chemicals	117	117	—%	415	394	5%	3,547	3,368	6%
Automotive	105	89	18%	281	219	28%	2,676	2,461	9%
Metals	72	67	8%	171	148	15%	2,375	2,209	7%
Housing and Construction
Emerging Markets	91	95	(4)%	154	145	6%	1,692	1,526	11%
Forest Products	73	69	6%	181	161	12%	2,479	2,333	7%
Total Merchandise	671	654	3%	1,675	1,526	10%	2,496	2,333	7%

Coal	331	385	(14)%	832	879	(5)%	2,514	2,283	10%

Intermodal	600	553	9%	389	327	19%	648	591	10%

Other	—	—	—%	70	78	(11)%	—	—	—%

Total	1,602	1,592	1%	$2,966	$2,810	6%	$1,851	$1,765	5%

(a) 2011 intermodal revenue has been reduced by $5 million from what was previously reported to correct for certain interline business and the corresponding intermodal revenue per unit has been reduced for this as well. This adjustment is presented above in other revenue.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

First Quarter 2012 Results of Operations

Although utility coal is challenged by low natural gas prices and high stock piles, the Company achieved year-over-year revenue growth in nearly all markets. Additionally, there was an overall increase in volume led by intermodal and merchandise markets. Ongoing emphasis on pricing above rail inflation, along with higher fuel recovery associated with the increase in fuel prices, drove revenue-per-unit increases in substantially all markets.

Merchandise

Agricultural

Agricultural Products - Volume decreased due to reduced shipments of ethanol and export grain. Ethanol shipments declined as a result of reduced gasoline demand and limitations on the maximum amount that can be held at storage facilities due to over-production. Export grain volume decreased due to higher U.S. commodity prices as compared to other countries.

Phosphates and Fertilizers - Fertilizer shipments declined as the expectation of falling commodity prices resulted in delayed purchases. Revenue per unit was down as increased shipments of short-haul phosphates offset core pricing and fuel recovery.

Food and Consumer - Volume increased driven by strength in refrigerated products due to highway-to-rail conversions resulting from tight truck capacity.

Industrial

Chemicals - Overall, volume was flat with strength in plastics resulting from inventory restocking and frac sand (used in the extraction of gas and petroleum) resulting from the increase in natural gas drilling. This strength was offset by weakness in liquefied petroleum gas (used as heating fuel) which decreased due to an unseasonably warm winter.

Automotive - Automotive volume grew as North American automotive production increased to meet pent up demand.

Metals - Volume grew in both scrap shipments and finished steel products resulting from strong demand in the automotive and energy markets for products such as sheet steel, pipe and steel bars.

Housing and Construction

Emerging Markets - Volume declined due to reduced shipments of aggregates (which include crushed stone, sand and gravel) resulting from the completion of several major construction projects and salt which declined from reduced road application due to the mild winter.

Forest Products - Volume improved mostly due to recovering demand for housing and construction. The paper markets also improved with strong shipments of pulpboard for packaging of consumer products as a result of increased consumer spending.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal
Shipments of utility coal declined primarily driven by low natural gas prices, an unusually warm winter and utility stockpiles above target levels. This decrease was partially offset by higher export shipments driven by increased shipments of U.S. thermal coal.

Intermodal

Domestic growth was driven by increased customer demand and highway conversions, and international growth was driven by new customers and the associated growth from expanded service offerings. The increase in revenue per unit was attributable to favorable mix, yield improvement and higher fuel recovery due to rising fuel prices.

Expense

Expenses increased $73 million from last year's first quarter. Significant variances are described below.

Labor and Fringe expense increased $5 million primarily due to the following:

•	Hiring and training expenses were $12 million higher related to increased headcount.

•Inflation related to higher wages was $8 million.

•Volume related and various other costs were higher during the quarter.

•	Offsetting these increases, incentive compensation expenses were $24 million lower than 2011.

Materials, Supplies and Other expense increased $12 million primarily due to the following:

•Inflation-related expenses increased $14 million.

•	Volume-related expenses were $12 million higher due to increased activity related to intermodal and export coal.

•	Offsetting these increases was the recognition of $19 million of the deferred gain from the November 2011 sale of an operating rail corridor to the state of Florida.

Fuel expense increased $42 million primarily due to a 10% increase in average price per gallon for locomotive fuel.

Depreciation expense increased $14 million due to a larger asset base.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Interest Expense

Interest expense increased $4 million to $144 million primarily due to higher average debt balances during the first quarter of 2012 partially offset by lower average interest rates.

Other Income - Net

Other income-net decreased $1 million to $4 million primarily due to an increase in non-operating expenses partially offset by higher real estate activity.

Income Tax Expense

Income tax expense increased $24 million to $267 million primarily due to higher earnings in first quarter 2012.

Net Earnings

Net earnings increased $54 million to $449 million and earnings per diluted share increased $0.08 to $0.43 driven by the after-tax impact of business results due to revenue growth offset mainly by higher fuel expense.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets decreased $287 million from year end primarily driven by net cash outflows (including short-term investment activity) of $540 million (as described below) partially offset by the increase in net properties of $167 million.

Total liabilities and shareholders' equity combined decreased $287 million from year end primarily driven by the decrease in other long-term liabilities of $301 million for a pension plan contribution and labor and fringe benefits payable of $149 million driven by the payout of incentive compensation. These decreases were partially offset by increases in deferred income taxes of $198 million.

Significant Cash Flows

The decrease in cash and cash equivalents of $156 million was $602 million better for the first quarter ended 2012 versus the same period in the prior year primarily due to the following items:

•	Operating activities - Cash decreased $51 million mostly driven by the after-tax impact of a pension plan contribution partially offset by the net cash impact of working capital activity.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
Investing activities - Less cash was used in investing activities by $288 million compared to last year's quarter. This change was driven by higher net proceeds from the sale of short-term investments partially offset by more capital expenditures.

•	Financing activities - Cash increased $365 million driven by long-term debt that was issued.

Planned capital investments for 2012 are $2.25 billion. This amount excludes investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. CSX intends to fund capital investments through cash generated from operations.  Also, the Company expects to incur significant capital costs in connection with the implementation of Positive Train Control ("PTC"). CSX now estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total spending through 2011 was approximately $320 million.

Liquidity and Working Capital

As of the end of three months 2012, CSX had $766 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividends to shareholders, debt repayments and repurchases of CSX common stock. Additionally, in the first quarter, CSX issued $300 million of new long-term debt. See Note 7, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in December 2012. The Company plans to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $125 million as of the end of first quarter 2012 and a working capital surplus of $248 million as of December 2011. This decline since the prior year is primarily due to cash used for property additions, share repurchases and pension plan contributions in first quarter 2012 offset by cash from operations. A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity.

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
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

Certain statements in this report and in other materials filed with the SEC, as well as information included in oral statements or other written statements made by the Company, are forward-looking statements. The Company intends for all such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the provisions of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements within the meaning of the Private Securities Litigation Reform Act may contain, among others, statements regarding:

•	projections and estimates of earnings, revenues, margins, volumes, rates, cost-savings, expenses, taxes or other financial items;

•	expectations as to results of operations and operational initiatives;

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation, and initiatives to further regulate the rail industry;

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

•	unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management's decisions regarding share repurchases;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•	the impact of natural gas prices on coal-fired electricity generation

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•
the inherent business risks associated with safety and security, including a cybersecurity attack which would threaten the availability and vulnerability of information technology, adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

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

Item 4. CONTROLS AND PROCEDURES

As of March 30, 2012, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 30, 2012, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

There were no material developments during the quarter concerning the legal proceedings described in our 2011 Form 10-K. For further details, see Item 3, Legal Proceedings in Part I of CSX's most recent annual report on Form 10-K.

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
Share repurchase activity of $300 million for the first quarter 2012 was as follows:

	CSX Purchases of Equity Securities for the Quarter

First Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$733,913,022

January	—	$—	—	733,913,022

February	11,620,885	21.87	11,620,885	479,730,426

March	2,146,400	21.43	2,146,400	433,742,153

Ending Balance	13,767,285	$21.80	13,767,285	$433,742,153

(a) First quarter 2012 consisted of the following fiscal periods: January (December 31 2011 - January 27, 2012), February (January 28, 2012 - February 24, 2012), March (February 25, 2012 - March 30, 2012).

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31*     Rule 13a-14(a) Certifications.

32*     Section 1350 Certifications.

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 30, 2012 filed with the SEC on April 19, 2012, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 30, 2012 and April 1, 2011, (ii) consolidated balance sheets at March 30, 2012 and December 30, 2011, (iii) consolidated cash flow statements for the fiscal periods ended March 30, 2012 and April 1, 2011, and (iv) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 19, 2012