Form 10-Q
period 2012-06-29
CSX CORP
filed 2012-07-19
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

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
Yes ( ) No (X)
There were 1,039,988,670 shares of common stock outstanding on June 29, 2012 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2012

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2012	2011	2012	2011

Revenue	$3,012	$3,019	$5,978	$5,829
Expense
Labor and Fringe	744	764	1,514	1,529
Materials, Supplies and Other	550	557	1,092	1,087
Fuel	410	431	854	833
Depreciation	263	246	520	489
Equipment and Other Rents	102	95	199	192
Total Expense	2,069	2,093	4,179	4,130

Operating Income	943	926	1,799	1,699

Interest Expense	(139)	(134)	(283)	(274)
Other Income - Net (Note 8)	5	—	9	5
Earnings Before Income Taxes	809	792	1,525	1,430

Income Tax Expense (Note 9)	(297)	(286)	(564)	(529)
Net Earnings	$512	$506	$961	$901

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.49	$0.46	$0.92	$0.81
Net Earnings Per Share, Assuming Dilution	$0.49	$0.46	$0.92	$0.81

Average Shares Outstanding (In millions)	1,041	1,102	1,044	1,105
Average Shares Outstanding, Assuming Dilution (In millions)	1,043	1,109	1,046	1,112

Cash Dividends Paid Per Common Share	$0.14	$0.12	$0.26	$0.21

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

Total Comprehensive Earnings (Note 1)	$529	$519	$987	$925

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	June 29, 2012	December 30, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$642	$783
Short-term Investments	41	523
Accounts Receivable - Net (Note 1)	1,136	1,129
Materials and Supplies	256	240
Deferred Income Taxes	172	182
Other Current Assets	125	78
Total Current Assets	2,372	2,935

Properties	34,616	33,704
Accumulated Depreciation	(8,984)	(8,730)
Properties - Net	25,632	24,974

Investment in Conrail	687	678
Affiliates and Other Companies	496	493
Other Long-term Assets	402	393
Total Assets	$29,589	$29,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,055	$1,147
Labor and Fringe Benefits Payable	434	541
Casualty, Environmental and Other Reserves (Note 4)	171	167
Current Maturities of Long-term Debt (Note 7)	508	507
Income and Other Taxes Payable	228	129
Other Current Liabilities	179	196
Total Current Liabilities	2,575	2,687

Casualty, Environmental and Other Reserves (Note 4)	327	352
Long-term Debt (Note 7)	8,581	8,734
Deferred Income Taxes	7,896	7,601
Other Long-term Liabilities	1,315	1,631
Total Liabilities	20,694	21,005

Common Stock $1 Par Value	1,040	1,049
Other Capital	11	6
Retained Earnings	8,679	8,275
Accumulated Other Comprehensive Loss (Note 1)	(849)	(875)
Noncontrolling Interest	14	13
Total Shareholders' Equity	8,895	8,468
Total Liabilities and Shareholders' Equity	$29,589	$29,473

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2012	2011

OPERATING ACTIVITIES
Net Earnings	$961	$901
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	520	489
Deferred Income Taxes	300	280
Contributions to Qualified Pension Plans	(275)	—
Other Operating Activities	(61)	(10)
Changes in Operating Assets and Liabilities:
Accounts Receivable	2	(121)
Other Current Assets	(70)	(64)
Accounts Payable	(81)	35
Income and Other Taxes Payable	118	76
Other Current Liabilities	(123)	(1)
Net Cash Provided by Operating Activities	1,291	1,585

INVESTING ACTIVITIES
Property Additions	(1,223)	(945)
Purchase of Short-term Investments	(58)	(8)
Proceeds from Sales of Short-term Investments	546	42
Other Investing Activities	6	(18)
Net Cash Used in Investing Activities	(729)	(929)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	300	600
Long-term Debt Repaid (Note 7)	(455)	(570)
Dividends Paid	(270)	(228)
Stock Options Exercised (Note 3)	10	24
Shares Repurchased	(300)	(528)
Other Financing Activities	12	6
Net Cash Used in Financing Activities	(703)	(696)

Net Decrease in Cash and Cash Equivalents	(141)	(40)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	783	1,292
Cash and Cash Equivalents at End of Period	$642	$1,252

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and six months ended June 29, 2012 and July 1, 2011;

•	Consolidated comprehensive income statements for the quarters and six months ended June 29, 2012 and July 1, 2011;

•	Consolidated balance sheets at June 29, 2012 and December 30, 2011; and

•	Consolidated cash flow statements for the six months ended June 29, 2012 and July 1, 2011.

Pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), certain information and disclosures normally included in the notes to the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been omitted from these interim financial statements. CSX suggests that these financial statements be read in conjunction with the audited financial statements and the notes included in CSX's most recent annual report on Form 10-K and any subsequently filed current reports on Form 8-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2012 and 2011 consisted of 13 weeks ending on June 29, 2012 and July 1, 2011, respectively.

•	The six month periods of 2012 and 2011 consisted of 26 weeks ending on June 29, 2012 and July 1, 2011, respectively.

•	Fiscal year 2012 and 2011 will each consist of 52 weeks ending on December 28, 2012 and December 30, 2011, respectively.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 29, 2012 and July 1, 2011, and references to "year-end" indicate the fiscal year ended December 30, 2011.

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”). Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $529 million and $519 million for second quarters 2012 and 2011, respectively, and $987 million and $925 million for six months 2012 and 2011, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income or loss, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments and reduced overall equity by $849 million and $875 million as of the end of second quarter 2012 and December 2011, respectively.

See the New Accounting Pronouncements section below for information related to the change in presentation requirements.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $44 million and $43 million is included in the consolidated balance sheets as of the end of second quarter 2012 and December 2011, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

New Accounting Pronouncements

In 2011, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This requirement became effective for CSX beginning with the first quarter 2012 10-Q filing. This update required companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. This update required retrospective application for all periods presented.

Other Items
Share repurchases
CSX did not repurchase any shares in the second quarter of 2012. As of June 2012, the Company had remaining authority of $434 million under the $2 billion share repurchase program which is expected to be used to complete purchases by the end of 2012, assuming sound market and business conditions.
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

In accordance with the Real Estate Sales Topic in the ASC, the sale of real estate resulted in a deferred gain of $146 million upon conveyance. The deferred gain is recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $20 million and $39 million in the second quarter and six months period ended June 2012, respectively. This gain is included in materials, supplies and other in the consolidated income statements. The deferred gain balance included in the consolidated balance sheets is presented in the table below.

	Deferred gain as of
(Dollars in Millions)	June 2012	December 2011
Current portion, included in Other Current Liabilities	$84	$95
Long term portion, included in Other Long-Term Liabilities	9	37
Total	$93	$132

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2012	2011	2012	2011
Numerator (Dollars in millions):
Net Earnings	$512	$506	$961	$901

Denominator (Units in millions):
Average Common Shares Outstanding	1,041	1,102	1,044	1,105
Other Potentially Dilutive Common Shares (a)	2	7	2	7
Average Common Shares Outstanding, Assuming Dilution	1,043	1,109	1,046	1,112

Net Earnings Per Share, Basic	$0.49	$0.46	$0.92	$0.81
Net Earnings Per Share, Assuming Dilution	$0.49	$0.46	$0.92	$0.81

(a)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a long-term management incentive compensation plan.

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During second quarters 2012 and 2011, approximately $1 million and $5 million of face value convertible debentures were converted into 137 thousand and 528 thousand shares of CSX common stock, respectively. As of the end of second quarter 2012, approximately $2 million of convertible debentures at face value remained outstanding, which are convertible into approximately 250 thousand shares of CSX common stock.

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

In May 2012, approximately 1.3 million performance units were granted to key members of management under a new long-term incentive plan ("LTIP") adopted under the CSX Stock and Incentive Award Plan.  This LTIP provides for a three-year cycle ending in fiscal year 2014.  Similar to the two existing plans, the financial target upon which payments are based is operating ratio, which is defined as operating expenses divided by operating revenue and is calculated excluding certain non-recurring items.  Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the original grant based upon CSX's attainment of pre-established operating ratio targets for fiscal year 2014.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.

Additionally, as part of the 2012 LTIP, the Company granted approximately 433 thousand time-based restricted stock units to key members of management.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and support retention objectives.

     For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Second Quarters		Six Months
(Dollars in millions)	2012	2011	2012	2011

Share-Based Compensation Expense	$4	$11	$4	$22
Income Tax Benefit	1	4	1	8

The following table provides information about stock options exercised and expired.

	Second Quarters		Six Months
(In thousands)	2012	2011	2012	2011

Number of Stock Options Exercised	319	675	1,618	3,954
Number of Stock Options Expired	—	21	15	21

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of second quarter 2012, CSX had approximately 2.5 million stock options outstanding.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	June 29, 2012			December 30, 2011
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$93	$156	$249	$93	$168	$261
Occupational	6	34	40	6	37	43
Asbestos	11	52	63	11	57	68
Total Casualty	110	242	352	110	262	372
Environmental	39	42	81	31	52	83
Other(a)	22	43	65	26	38	64
Total	$171	$327	$498	$167	$352	$519
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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to approximately $14 million in aggregate at June 29, 2012. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

Fuel Surcharge Antitrust Litigation

In May 2007, class action lawsuits were filed against CSXT and three other U.S.-based Class I railroads alleging that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. The suits seek unquantified treble damages allegedly sustained by purported class members as well as attorneys' fees and other relief. In November 2007, the class action lawsuits were consolidated and are now pending in federal court in the District of Columbia.

On June 21, 2012, the court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads have petitioned the appeals court to review the certification decision. CSXT believes that its fuel surcharge practices were arrived at and applied lawfully and that the case is without merit. Accordingly, the Company intends to defend itself vigorously. However, penalties for violating antitrust laws can be severe, and an unexpected adverse decision on the merits could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period or for the full year.

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

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2012	2011	2012	2011
Service Cost	$11	$10	$22	$20
Interest Cost	30	30	61	60
Expected Return on Plan Assets	(42)	(40)	(81)	(79)
Amortization of Net Loss	21	18	41	36
Total Expense	$20	$18	$43	$37

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2012	2011	2012	2011
Service Cost	$1	$1	$2	$2
Interest Cost	4	3	8	6
Amortization of Net Loss	3	2	5	3
Amortization of Prior Service Costs	(1)	(1)	(1)	(1)
Total Expense	$7	$5	$14	$10

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  During first quarter 2012, the Company made a contribution of $275 million to its qualified pension plans, of which $25 million was the required minimum contribution. At this time, the Company anticipates that no further contributions to its qualified pension plans will be required in 2012. For further details, see Note 8, Employee Benefit Plans, in CSX's most recent annual report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2012 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2011	$507	$8,734	$9,241
2012 activity:
Long-term debt issued	—	300	300
Long-term debt repaid	(455)	—	(455)
Reclassifications	457	(457)	—
Capital lease additions	—	7	7
Debt conversions to CSX stock	(1)	—	(1)
Discount and premium activity	—	(3)	(3)
Long-term debt as of the end of second quarter 2012	$508	$8,581	$9,089

For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

Debt Issuance

During first quarter 2012, CSX issued $300 million of 4.4% notes due 2043. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds from the issuance were used primarily in connection with a $275 million contribution to the Company's qualified pension plan.

Credit Facility

CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of second quarter 2012, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility

The Company's $250 million receivables securitization facility has a 364-day term and expires in June 2013. The Company's intention is to continue to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. Other income - net consisted of the following:

	Second Quarters		Six Months
(Dollars in millions)	2012	2011	2012	2011
Interest Income	$1	$1	$3	$2
Income from Real Estate	2	5	8	8
Miscellaneous Income (Expense)	2	(6)	(2)	(5)
Total Other Income - Net	$5	$—	$9	$5

NOTE 9. Income Taxes

During second quarter 2012, the Company recorded an income tax benefit of $9 million, or $0.01 per share, as a result of the resolution of certain tax matters as well as changes in state legislation. During second quarter 2011, the Company recorded a net income tax benefit of $14 million, or just over $0.01 per share, primarily as a result of changes in state legislation.

There have been no material changes to the balance of unrecognized tax benefits during second quarter 2012.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Fair Value Measurements, continued
Investments

The Company's investment assets, valued with the assistance of a third-party trustee, consist of certificates of deposits, corporate bonds, U.S. government securities and auction rate securities and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. There are several valuation methodologies used for those assets as described below.

•	Certificates of Deposit (Level 2): Valued by discounting the related cash flows based on current yields of similar instruments with comparable durations.

•
Corporate Bonds and U.S. Treasury Obligations (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment as of the last day of the fiscal period.

•	Auction Rate Securities (Level 3): Valued using a discounted cash flow model, because there is currently no active market for trading.
The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the tables below. Additionally, the amortized cost basis of these investments was $178 million and $643 million as of June 29, 2012 and December 30, 2011, respectively.

	June 2012				December 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$—	$—	$—	$—	$477	$—	$477
Corporate Bonds	—	131	—	131	—	98	—	98
U.S. Treasury Obligations	—	33	—	33	—	53	—	53
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$164	$15	$179	$—	$628	$15	$643

These investments have the following maturities:

(Dollars in millions)	June 29, 2012	December 30, 2011
Less than 1 year	$41	$523
1 - 2 years	39	32
2 - 5 years	79	73
Greater than 5 years	20	15
Total	$179	$643

Long-term Debt
Long-term debt is reported at carrying amount on the consolidated balance sheets and is the Company's only financial instrument with fair values significantly different from their carrying amounts. The majority of the Company's long-term debt is valued with the assistance of an independent third party who utilizes closing transactions, market quotes or market values of comparable debt. For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party. All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 29, 2012	December 30, 2011
Long-term Debt Including Current Maturities:
Fair Value	$10,621	$10,708
Carrying Value	$9,089	$9,241

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,995	$17	$3,012
Expense	(89)	2,192	(34)	2,069
Operating Income	89	803	51	943

Equity in Earnings of Subsidiaries	557	—	(557)	—
Interest (Expense) / Benefit	(125)	(17)	3	(139)
Other Income / (Expense) - Net	(1)	1	5	5

Earnings Before Income Taxes	520	787	(498)	809
Income Tax (Expense) / Benefit	(8)	(270)	(19)	(297)
Net Earnings	$512	$517	$(517)	$512

Total Comprehensive Earnings	$529	$518	$(518)	$529

Second Quarter 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,003	$16	$3,019
Expense	(68)	2,222	(61)	2,093
Operating Income	68	781	77	926

Equity in Earnings of Subsidiaries	540	2	(542)	—
Interest (Expense) / Benefit	(121)	(22)	9	(134)
Other Income / (Expense) - Net	1	—	(1)	—

Earnings Before Income Taxes	488	761	(457)	792
Income Tax (Expense) / Benefit	18	(275)	(29)	(286)
Net Earnings	$506	$486	$(486)	$506

Total Comprehensive Earnings	$519	$485	$(485)	$519

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months Ended June 29, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,945	$33	$5,978
Expense	(176)	4,421	(66)	4,179
Operating Income	176	1,524	99	1,799

Equity in Earnings of Subsidiaries	1,034	(1)	(1,033)	—
Interest (Expense) / Benefit	(255)	(36)	8	(283)
Other Income / (Expense) - Net	(2)	4	7	9

Earnings Before Income Taxes	953	1,491	(919)	1,525
Income Tax (Expense) / Benefit	8	(533)	(39)	(564)
Net Earnings	$961	$958	$(958)	$961

Total Comprehensive Earnings	$987	$956	$(956)	$987

Six Months Ended July 1, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,797	$32	$5,829
Expense	(133)	4,364	(101)	4,130
Operating Income	133	1,433	133	1,699

Equity in Earnings of Subsidiaries	972	3	(975)	—
Interest (Expense) / Benefit	(247)	(45)	18	(274)
Other Income / (Expense) - Net	3	2	—	5

Earnings Before Income Taxes	861	1,393	(824)	1,430
Income Tax (Expense) / Benefit	40	(516)	(53)	(529)
Net Earnings	$901	$877	$(877)	$901

Total Comprehensive Earnings	$925	$877	$(877)	$925

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of Second Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$405	$160	$77	$642
Short-term Investments	—	—	41	41
Accounts Receivable - Net	9	531	596	1,136
Receivable from Affiliates	1,071	1,509	(2,580)	—
Materials and Supplies	—	256	—	256
Deferred Income Taxes	20	153	(1)	172
Other Current Assets	18	100	7	125
Total Current Assets	1,523	2,709	(1,860)	2,372

Properties	8	32,777	1,831	34,616
Accumulated Depreciation	(8)	(7,997)	(979)	(8,984)
Properties - Net	—	24,780	852	25,632

Investments in Conrail	—	—	687	687
Affiliates and Other Companies	(39)	578	(43)	496
Investments in Consolidated Subsidiaries	18,212	—	(18,212)	—
Other Long-term Assets	184	277	(59)	402
Total Assets	$19,880	$28,344	$(18,635)	$29,589

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$102	$925	$28	$1,055
Labor and Fringe Benefits Payable	35	370	29	434
Payable to Affiliates	2,351	446	(2,797)	—
Casualty, Environmental and Other Reserves	—	155	16	171
Current Maturities of Long-term Debt	400	107	1	508
Income and Other Taxes Payable	(22)	236	14	228
Other Current Liabilities	(1)	177	3	179
Total Current Liabilities	2,865	2,416	(2,706)	2,575

Casualty, Environmental and Other Reserves	—	256	71	327
Long-term Debt	7,507	1,074	—	8,581
Deferred Income Taxes	(143)	7,965	74	7,896
Other Long-term Liabilities	770	624	(79)	1,315
Total Liabilities	$10,999	$12,335	$(2,640)	$20,694

Shareholders' Equity
Common Stock, $1 Par Value	1,040	181	(181)	1,040
Other Capital	11	5,668	(5,668)	11
Retained Earnings	8,679	10,219	(10,219)	8,679
Accumulated Other Comprehensive Loss	(849)	(81)	81	(849)
Noncontrolling Interest	—	22	(8)	14
Total Shareholders' Equity	8,881	16,009	(15,995)	8,895
Total Liabilities and Shareholders' Equity	$19,880	$28,344	$(18,635)	$29,589

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended June 29, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$37	$1,445	$(191)	$1,291
Investing Activities
Property Additions	—	(1,130)	(93)	(1,223)
Purchases of Short-term Investments	(50)	—	(8)	(58)
Proceeds from Sales of Short-term Investments	525	—	21	546
Other Investing Activities	(3)	97	(88)	6
Net Cash Provided by (Used in) Investing Activities	472	(1,033)	(168)	(729)
Financing Activities
Long-term Debt Issued	300	—	—	300
Long-term Debt Repaid	(400)	(54)	(1)	(455)
Dividends Paid	(270)	(357)	357	(270)
Stock Options Exercised	10	—	—	10
Shares Repurchased	(300)	—	—	(300)
Other Financing Activities	7	5	—	12
Net Cash Provided by (Used in) Financing Activities	(653)	(406)	356	(703)
Net Increase (Decrease) in Cash and Cash Equivalents	(144)	6	(3)	(141)
Cash and Cash Equivalents at Beginning of Period	549	154	80	783
Cash and Cash Equivalents at End of Period	$405	$160	$77	$642

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended July 1, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$518	$1,270	$(203)	$1,585
Investing Activities
Property Additions	—	(864)	(81)	(945)
Purchases of Short-term Investments	—	—	(8)	(8)
Proceeds from Sales of Short-term Investments	—	—	42	42
Other Investing Activities	(16)	(95)	93	(18)
Net Cash Provided by (Used in) Investing Activities	(16)	(959)	46	(929)
Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(507)	(61)	(2)	(570)
Dividends Paid	(231)	(170)	173	(228)
Stock Options Exercised	24	—	—	24
Shares Repurchased	(528)	—	—	(528)
Other Financing Activities	28	(8)	(14)	6
Net Cash Provided by (Used in) Financing Activities	(614)	(239)	157	(696)
Net Increase (Decrease) in Cash and Cash Equivalents	(112)	72	—	(40)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$988	$190	$74	$1,252

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

Export Coal

Economic expansion in developing countries has generated a growth cycle in export coal demand.    Demand for coal in these countries is expected to remain high due to rising consumption as they become more urbanized, which is increasing the need for electric power generation and steel production.  These increases in global coal demand are likely to be met by shipments from coal producing countries, including the U.S.   In addition to the Company's ready access to large U.S. coal suppliers and multiple port facilities, CSX continues to enhance the capacity and operating efficiency of its export coal network, which favorably positions the Company to capitalize on this growth opportunity. This export coal demand is expected to partially offset the current weakness in domestic utility coal volume that has resulted from low natural gas prices, high coal stockpiles and environmental regulation.  Although the Company expects long-term growth in the export coal market, CSX export traffic volumes will be subject to a high degree of volatility as a result of changes in the global economy and competition from foreign coal producers.

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

Balanced Approach to Capital Deployment

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend growth and share repurchases. In 2011, the Company invested $2.3 billion to further enhance the capacity, quality, safety and flexibility of its network. Included in this amount is approximately $100 million of investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. The Company has increased its quarterly cash dividend nine times over the last six years which represents a 35 percent compounded annual growth rate. Also during 2011, CSX announced a new $2 billion share repurchase authority expected to be completed by the end of 2012 based on market and business conditions. While delivering shareholder value through this balanced approach to capital deployment, the Company remains committed to an improving investment grade credit profile.

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

CSX is engaged in another major partnership initiative with the Commonwealth of Massachusetts to expand freight and commuter rail service. Currently, CSX provides service to and from New England. To further improve that service offering to customers, CSX is expanding its intermodal terminal footprint in Worcester, Massachusetts and, with the Commonwealth, is clearing the route from Worcester to the New York state line for double-stack intermodal service. As part of this initiative, CSX intends to sell the Commonwealth its corridor between Boston and Worcester.  The Commonwealth intends to expand commuter rail service in the greater Boston area.

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter 2012 Highlights

•	Revenue decreased $7 million to $3.0 billion.

•	Expenses decreased $24 million or 1% to $2.1 billion.

•	Operating income increased $17 million or 2% to $943 million, an all-time record.

•	Operating ratio improved to 68.7%, an all-time record.

	Second Quarters		Six Months
(In thousands)	2012	2011	2012	2011
Volume	1,640	1,646	3,242	3,238

(In millions)
Revenue	$3,012	$3,019	$5,978	$5,829
Expense	2,069	2,093	4,179	4,130
Operating Income	$943	$926	$1,799	$1,699

Operating Ratio	68.7%	69.3%	69.9%	70.9%

The Company achieved year-over-year revenue growth in many markets driven by higher yields and fuel recovery although domestic utility coal volume continues to face challenges resulting from low natural gas prices and high stockpiles. These declines in domestic utility coal were offset by volume growth in the export coal, intermodal and automotive markets.

Overall, expenses decreased year over year reflecting productivity gains and resource adjustments to adapt to changing business conditions. Fuel costs decreased as a result of the reduction in locomotive fuel consumption as well as in the average price per gallon for locomotive fuel of 2%. Labor and fringe expense decreased primarily driven by lower incentive compensation costs. Partially offsetting these decreases was the increase in depreciation driven by an increase in the asset base.

For additional information, refer to Results of Operations discussed on pages 32 through 36.

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

The Company routinely collaborates with the Federal Railroad Administration ("FRA") and industry organizations as well as federal, state and local governments on the development and implementation of safety programs and initiatives. For example, CSX, Operation Lifesaver, Inc., the U.S. Department of Transportation and other major railroads from across the country have partnered in the Common Sense campaign to reduce the number of injuries and deaths around tracks and trains. In addition to these initiatives, CSXT also has an ongoing public safety program to clear-cut trees and vegetation at public passive highway-rail intersections (crossings with no flashing lights or gates) to improve the public's ability to discern rail hazards.

At CSX, operational success is built on employee commitment to customer service while at the same time maintaining a constant focus on safety. During second quarter 2012, both key safety measures improved significantly versus 2011.  The FRA reportable personal injury frequency index improved 27 percent year over year to a record 0.66 showing extraordinary employee dedication to the Company's safety initiative. The reported FRA train accident frequency rate improved 21 percent year over year to 1.81.

Network reliability and service were strong during the second quarter 2012. On-time originations improved from 68 percent to 89 percent, and on-time arrivals improved from 56 percent to 78 percent. Average train velocity increased 13 percent to 22.4 miles per hour, while dwell improved 11 percent to 23.2 hours.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		Second Quarters
		2012	2011	Improvement/ (Decline)

Safety and Service Measurements	FRA Personal Injury Frequency Index	0.66	0.90	27%
	FRA Train Accident Rate	1.81	2.28	21%

	On-Time Train Originations	89%	68%	31%
	On-Time Destination Arrivals	78%	56%	39%

	Dwell	23.2	26.0	11%
	Cars-On-Line	189,974	208,572	9%

	Train Velocity	22.4	19.8	13%

				Increase/(Decrease)
Resources	Route Miles	21,007	21,046	—%
	Locomotives (owned and long-term leased)	4,163	4,073	2%
	Freight Cars (owned and long-term leased)	70,000	67,060	4%

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

	Second Quarters				Six Months
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Revenue	$3,012	$3,019	$(7)	—%	$5,978	$5,829	$149	3%
Expense
Labor and Fringe	744	764	20	3	1,514	1,529	15	1
Materials, Supplies and Other	550	557	7	1	1,092	1,087	(5)	—
Fuel	410	431	21	5	854	833	(21)	(3)
Depreciation	263	246	(17)	(7)	520	489	(31)	(6)
Equipment and Other Rents	102	95	(7)	(7)	199	192	(7)	(4)
Total Expense	2,069	2,093	24	1	4,179	4,130	(49)	(1)
Operating Income	943	926	17	2	1,799	1,699	100	6
Interest Expense	(139)	(134)	(5)	(4)	(283)	(274)	(9)	(3)
Other Income - Net	5	—	5	—	9	5	4	80
Income Tax Expense	(297)	(286)	(11)	(4)	(564)	(529)	(35)	(7)
Net Earnings	$512	$506	$6	1	$961	$901	$60	7%

Earnings Per Diluted Share	$0.49	$0.46	$0.03	7%	$0.92	$0.81	$0.11	14%

Operating Ratio	68.7%	69.3%	60	bps	69.9%	70.9%	100	bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Second Quarters

	Volume			Revenue			Revenue Per Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Agricultural
Agricultural Products	101	109	(7)%	$261	$273	(5)%	$2,584	$2,505	2%
Phosphates and Fertilizers	79	80	(1)	125	119	6	1,582	1,488	8
Food and Consumer	25	27	(7)	68	70	(3)	2,720	2,593	5
Industrial
Chemicals	120	119	1	430	413	4	3,583	3,471	2
Automotive	111	87	27	302	226	34	2,721	2,598	5
Metals	67	68	(1)	163	158	3	2,433	2,324	4
Housing and Construction
Emerging Markets	106	117	(10)	178	179	—	1,679	1,530	10
Forest Products	71	70	1	184	174	6	2,592	2,486	5
Total Merchandise	680	677	1	1,711	1,612	6	2,516	2,381	6

Coal	331	388	(14)	820	958	(14)	2,477	2,469	—

Intermodal	629	581	8	408	369	10	649	635	2

Other	—	—	—	73	80	(9)	—	—	—

Total	1,640	1,646	—%	$3,012	$3,019	—%	$1,837	$1,834	—%
(a) 2011 intermodal revenue has been reduced by $7 million for the quarter ended July 1, 2011 from what was previously reported to correct for certain interline business and the corresponding intermodal revenue per unit has been reduced for this as well. The offsetting adjustment is presented in other revenue.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter 2012 Results of Operations

The Company achieved year-over-year revenue growth in most markets although domestic utility coal volume continues to face challenges resulting from low natural gas prices and high stockpiles. The volume decline in domestic utility coal was offset by volume growth in the export coal, intermodal and automotive markets. Additionally, with the exception of coal which was flat, revenue per unit increased in all markets reflecting higher yields and fuel recovery.

Merchandise

Agricultural

Agricultural Products - Volume decreased due to reduced shipments of ethanol and corn. Ethanol shipments declined as a result of reduced gasoline demand and limitations at storage facilities due to over-production. Corn shipments to the Southeast for animal feed were lower due to substitution from a strong local wheat crop.

Phosphates and Fertilizers - Fertilizer shipments declined as the expectation of moderating prices for finished phosphate products (which include crop nutrients) resulted in delayed purchases.

Food and Consumer - Volume decreased with lower shipments of appliances driven by intermodal conversions partially offset by strength in refrigerated products shipments due to highway-to-rail conversions resulting from tight truck capacity.

Industrial

Chemicals - Volume growth was driven by oil and gas-related markets (which include frac sand and petroleum oil) resulting from the increase in shale drilling activity.

Automotive - Automotive volume grew as North American light vehicle production increased 25% year-over-year to support the continuing recovery of the automotive market.

Metals - Volume declined primarily due to scrap shipments related to weak exports as a result of lower global demand. The decline was likely increased by purchasing delays attributable to expectations for future reduction in scrap prices. These trends were partially offset by growth in finished steel products from strong demand in energy markets for products such as pipe and steel bars.

Housing and Construction

Emerging Markets - Volume declined due to reduced shipments of aggregates (which include crushed stone, sand and gravel) resulting from the completion of several major construction projects. Shipments of salt also declined from higher stockpiles due to the milder winter weather.

Forest Products - Volume improved mostly due to recovering demand for housing and construction.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal
Shipments of utility coal declined primarily driven by low natural gas prices and utility stockpiles above target levels. This decrease was partially offset by higher export shipments of U.S. thermal coal.

Intermodal

Domestic growth was driven by new customers, benefits of new capacity and highway conversions. International growth was driven by a new customer.

Expense

Expenses in the quarter decreased $24 million from last year's second quarter. Significant variances are described below.

Labor and Fringe expense decreased $20 million primarily due to the following:

•	Incentive compensation expenses were $18 million lower reflecting the award payouts on existing plans.

•	Volume related and various other costs were $10 million lower due to increased network efficiency.

•	Offsetting these decreases, hiring and training expenses were $8 million higher related to increased headcount as the Company continues to hire ahead of attrition.

Materials, Supplies and Other expense decreased $7 million primarily due to the following:

•	Recognition of $20 million of the deferred gain from the November 2011 sale of an operating rail corridor to the state of Florida.

•	Various other costs were lower by $6 million, mostly related to improved asset utilization and the impact of lower equipment repair costs.

•	Offsetting these decreases, inflation-related expenses increased $12 million.

•	Volume-related expenses were $7 million higher due to terminal costs related to the strengthening of the intermodal, export coal and automotive businesses.

Fuel expense decreased $21 million primarily due to volume and a 2% decrease in the average price per gallon for locomotive fuel.

Depreciation expense increased $17 million due to a larger asset base.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Interest Expense

Interest expense increased $5 million to $139 million primarily due to higher average debt balances partially offset by lower interest rates.

Other Income - Net

Other income-net increased $5 million to $5 million primarily due to lower non-operating expenses.

Income Tax Expense

Income tax expense increased $11 million to $297 million primarily due to higher earnings in second quarter 2012.

Net Earnings

Net earnings increased $6 million to $512 million and earnings per diluted share increased $0.03 to $0.49 driven by the after-tax impact of business results as discussed above.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Six Months

	Volume			Revenue			Revenue Per Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Agricultural
Agricultural Products	209	218	(4)%	$536	$533	—%	$2,565	$2,445	5%
Phosphates and Fertilizers	159	163	(2)	256	255	—	1,610	1,564	3
Food and Consumer	50	52	(3)	135	133	2	2,700	2,558	5
Industrial
Chemicals	237	236	1	845	807	5	3,565	3,419	4
Automotive	216	176	23	583	445	31	2,699	2,528	7
Metals	139	135	3	334	306	9	2,403	2,267	6
Housing and Construction
Emerging Markets	197	212	(7)	332	324	3	1,685	1,528	10
Forest Products	144	139	3	365	335	9	2,535	2,410	6
Total Merchandise	1,351	1,331	2	3,386	3,138	8	2,506	2,358	6

Coal	662	773	(14)	1,652	1,837	(10)	2,495	2,376	5

Intermodal (a)	1,229	1,134	8	797	696	14	648	614	5

Other	—	—	—	143	158	(10)	—	—	—

Total	3,242	3,238	—%	$5,978	$5,829	3%	$1,844	$1,800	2%
(a) 2011 intermodal revenue has been reduced by $12 million for the six months ended ended July 1, 2011 from what was previously reported to correct for certain interline business and the corresponding intermodal revenue per unit has been reduced for this as well. The offsetting adjustment is presented in other revenue.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six Months Results of Operations

Consolidated Results of Operations

Revenue

Revenue increased $149 million to $5,978 million as a result of volume growth in many markets CSX serves along with higher yields and fuel recovery.

Operating Income

Operating income increased $100 million to $1,799 million primarily due to higher revenue partially offset by increased depreciation and fuel costs.

Interest Expense

Interest expense increased $9 million to $283 million primarily due to higher average debt balances partially offset by lower interest rates.

Other Income - Net

Other income-net increased $4 million to $9 million primarily due to lower non-operating expenses.

Income Tax Expense

Income tax expense increased $35 million to $564 million primarily due to higher earnings in 2012.

Net Earnings

Net earnings increased $60 million to $961 million and earnings per diluted share increased $0.11 to $0.92 driven by the after-tax impact of business results as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets increased $116 million from year end primarily driven by the increase in net properties of $658 million partially offset by net cash outflows (including short-term investment activity) of $623 million.

Total liabilities and shareholders' equity combined increased $116 million from year end primarily driven by the increase in deferred income taxes of $295 million resulting from the net impact of bonus depreciation. This increase was partially offset by the decrease in other long-term liabilities of $316 million mostly due to a pension plan contribution and labor and fringe benefits payable of $107 million driven by the payout of incentive compensation.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Significant Cash Flows

The decrease in cash and cash equivalents of $141 million was $101 million lower for six months ended 2012 versus the same period in the prior year primarily due to the following items:

•	Operating activities - Cash decreased $294 million mostly driven by the after-tax impact of a pension plan contribution.

•
Investing activities - Cash used in investing activities was $729 million in 2012 and $929 million a year ago, a $200 million decrease. While there were higher capital expenditures, proceeds from the sale of short-term investments partially offset these expenditures.

•	Financing activities - Cash decreased $7 million primarily driven by long-term debt issued (net of debt repaid) and dividends paid partially offset by fewer share repurchases.

Planned capital investments for 2012 are $2.25 billion. This amount excludes investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. CSX intends to fund capital investments through cash generated from operations.  Also, the Company expects to incur significant capital costs in connection with the implementation of Positive Train Control ("PTC"). CSX now estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending life-to-date through 2011 was approximately $320 million.

Liquidity and Working Capital

As of the end of six months 2012, CSX had $683 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividends to shareholders, debt repayments and repurchases of CSX common stock. See Note 7, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in June 2013. The Company's intention is to continue to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $203 million as of June 2012 and a working capital surplus of $248 million as of December 2011. This decline since year end is primarily due to cash used for property additions, share repurchases, pension plan contributions and dividend payments which more than offset cash from operations. A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity.

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

Item 4. CONTROLS AND PROCEDURES

As of June 29, 2012, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 29, 2012, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Fuel Surcharge Antitrust Litigation

For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q.

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

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

At this time, no member of the CSX senior executive team has an employment agreement. On July 18, 2012, CSX and Mr. Munoz mutually agreed to cancel Mr. Munoz's employment agreement that was executed in April 2003 (the “Agreement”). Prior to cancellation of the Agreement, the only material benefit was an automatic severance payment, payable under certain circumstances, equal to one times base salary.
Item 6. Exhibits

Exhibits

10.1	CSX 2012-2014 Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012)

10.2*    Letter agreement between Oscar Munoz and CSX canceling employment agreement

31*     Rule 13a-14(a) Certifications

32*     Section 1350 Certifications

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 29, 2012 filed with the SEC on July 19, 2012, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended June 29, 2012 and July 1, 2011, (ii) consolidated balance sheets at June 29, 2012 and December 30, 2011, (iii) consolidated cash flow statements for the fiscal periods ended June 29, 2012 and July 1, 2011, and (iv) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: July 19, 2012