Form 10-Q
period 2012-09-28
CSX CORP
filed 2012-10-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

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
Yes ( ) No (X)
There were 1,031,377,919 shares of common stock outstanding on September 28, 2012 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2012

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2012	2011	2012	2011

Revenue	$2,894	$2,963	$8,872	$8,792
Expense
Labor and Fringe	754	765	2,268	2,294
Materials, Supplies and Other	525	562	1,617	1,649
Fuel	397	412	1,251	1,245
Depreciation	268	251	788	740
Equipment and Other Rents	96	95	295	287
Total Expense	2,040	2,085	6,219	6,215

Operating Income	854	878	2,653	2,577

Interest Expense	(138)	(138)	(421)	(412)
Other Income - Net (Note 8)	5	6	14	11
Earnings Before Income Taxes	721	746	2,246	2,176

Income Tax Expense	(266)	(282)	(830)	(811)
Net Earnings	$455	$464	$1,416	$1,365

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.44	$0.43	$1.36	$1.25
Net Earnings Per Share, Assuming Dilution	$0.44	$0.43	$1.36	$1.24

Average Shares Outstanding (In millions)	1,038	1,071	1,042	1,094
Average Shares Outstanding, Assuming Dilution (In millions)	1,040	1,077	1,044	1,100

Cash Dividends Paid Per Common Share	$0.14	$0.12	$0.40	$0.33

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

Total Comprehensive Earnings (Note 1)	$471	$473	$1,458	$1,398

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 28, 2012	December 30, 2011
ASSETS
Current Assets
Cash and Cash Equivalents	$693	$783
Short-term Investments	35	523
Accounts Receivable - Net (Note 1)	1,163	1,129
Materials and Supplies	264	240
Deferred Income Taxes	134	182
Other Current Assets	104	78
Total Current Assets	2,393	2,935

Properties	35,020	33,704
Accumulated Depreciation	(9,088)	(8,730)
Properties - Net	25,932	24,974

Investment in Conrail	693	678
Affiliates and Other Companies	502	493
Other Long-term Assets	410	393
Total Assets	$29,930	$29,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$1,197	$1,147
Labor and Fringe Benefits Payable	416	541
Casualty, Environmental and Other Reserves (Note 4)	169	167
Current Maturities of Long-term Debt (Note 7)	806	507
Income and Other Taxes Payable	261	129
Other Current Liabilities	172	196
Total Current Liabilities	3,021	2,687

Casualty, Environmental and Other Reserves (Note 4)	319	352
Long-term Debt (Note 7)	8,257	8,734
Deferred Income Taxes	8,018	7,601
Other Long-term Liabilities	1,284	1,631
Total Liabilities	20,899	21,005

Common Stock $1 Par Value	1,031	1,049
Other Capital	20	6
Retained Earnings	8,798	8,275
Accumulated Other Comprehensive Loss (Note 1)	(833)	(875)
Noncontrolling Interest	15	13
Total Shareholders' Equity	9,031	8,468
Total Liabilities and Shareholders' Equity	$29,930	$29,473

Certain prior year data has been reclassified to conform to the current presentation.

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2012	2011

OPERATING ACTIVITIES
Net Earnings	$1,416	$1,365
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	788	740
Deferred Income Taxes	456	486
Contributions to Qualified Pension Plans	(275)	—
Other Operating Activities	(111)	(6)
Changes in Operating Assets and Liabilities:
Accounts Receivable	—	(149)
Other Current Assets	(57)	(37)
Accounts Payable	60	117
Income and Other Taxes Payable	148	83
Other Current Liabilities	(121)	(14)
Net Cash Provided by Operating Activities	2,304	2,585

INVESTING ACTIVITIES
Property Additions	(1,830)	(1,436)
Purchase of Short-term Investments	(78)	(14)
Proceeds from Sales of Short-term Investments	573	66
Other Investing Activities	10	(17)
Net Cash Used in Investing Activities	(1,325)	(1,401)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	300	600
Long-term Debt Repaid (Note 7)	(481)	(595)
Dividends Paid	(415)	(354)
Stock Options Exercised (Note 3)	11	27
Shares Repurchased	(500)	(1,564)
Other Financing Activities	16	(10)
Net Cash Used in Financing Activities	(1,069)	(1,896)

Net Decrease in Cash and Cash Equivalents	(90)	(712)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	783	1,292
Cash and Cash Equivalents at End of Period	$693	$580

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and nine months ended September 28, 2012 and September 30, 2011;

•	Consolidated comprehensive income statements for the quarters and nine months ended September 28, 2012 and September 30, 2011;

•	Consolidated balance sheets at September 28, 2012 and December 30, 2011; and

•	Consolidated cash flow statements for the nine months ended September 28, 2012 and September 30, 2011.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2012 and 2011 consisted of 13 weeks ending on September 28, 2012 and September 30, 2011, respectively.

•	The nine month periods of 2012 and 2011 consisted of 39 weeks ending on September 28, 2012 and September 30, 2011, respectively.

•	Fiscal year 2012 and 2011 will each consist of 52 weeks ending on December 28, 2012 and December 30, 2011, respectively.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 28, 2012 and September 30, 2011, and references to "year-end" indicate the fiscal year ended December 30, 2011.

Comprehensive Earnings

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the Accounting Standards Codification (“ASC”). Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g., issuance of equity securities and dividends).  Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $471 million and $473 million for third quarters 2012 and 2011, respectively, and $1.5 billion and $1.4 billion for nine months 2012 and 2011, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income or loss, net of tax, as of the balance sheet date.  For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement adjustments and reduced overall equity by $833 million and $875 million as of the end of third quarter 2012 and December 2011, respectively.

See the New Accounting Pronouncements section below for information related to the change in presentation requirements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $36 million and $43 million is included in the consolidated balance sheets as of the end of third quarter 2012 and December 2011, respectively.

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

Other Items
Share repurchases
In third quarter 2012, CSX repurchased $200 million in shares. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends. As of September 2012, the Company had remaining authority of $234 million under the $2 billion share repurchase program which is expected to be used to complete purchases by the end of 2012, based on market and business conditions.
Amortization of Gain from Property Disposition
In November 2011, the Company sold approximately 61 miles of operating rail corridor to the Florida Department of Transportation for a new commuter rail operation known as SunRail. As part of the transaction, the Company received $173 million in proceeds and will receive up to $259 million in government grants for a total of $432 million. This agreement also obligated the Company to invest a total of $500 million in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction within the eight year period following the transaction.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

In accordance with the Real Estate Sales Topic in the ASC, the sale of real estate resulted in a deferred gain of $160 million. The deferred gain is recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $30 million and $69 million in the third quarter and nine months period ended September 2012, respectively. This gain is included in materials, supplies and other in the consolidated income statements. The deferred gain balance included in the consolidated balance sheets is presented in the table below.

	Deferred gain as of
(Dollars in Millions)	September 2012	December 2011
Current portion, included in Other Current Liabilities	$68	$95
Long term portion, included in Other Long-Term Liabilities	9	37
Total	$77	$132

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2012	2011	2012	2011
Numerator (Dollars in millions):
Net Earnings	$455	$464	$1,416	$1,365

Denominator (Units in millions):
Average Common Shares Outstanding	1,038	1,071	1,042	1,094
Other Potentially Dilutive Common Shares(a)	2	6	2	6
Average Common Shares Outstanding, Assuming Dilution	1,040	1,077	1,044	1,100

Net Earnings Per Share, Basic	$0.44	$0.43	$1.36	$1.25
Net Earnings Per Share, Assuming Dilution	$0.44	$0.43	$1.36	$1.24

(a) Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a long-term management incentive compensation plan.

Basic earnings per share is based on the weighted-average number of common shares outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of common shares outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During third quarters 2012 and 2011, approximately $62 thousand and $700 thousand of face value convertible debentures were converted into 7 thousand and 73 thousand shares of CSX common stock, respectively. As of the end of third quarter 2012, approximately $2 million of convertible debentures at face value remained outstanding, which are convertible into approximately 245 thousand shares of CSX common stock.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. Share-Based Compensation, continued

Additionally, as part of the 2012 long-term incentive compensation program, the Company granted approximately 433 thousand time-based restricted stock units to key members of management.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and support retention objectives.

     For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Third Quarters		Nine Months
(Dollars in millions)	2012	2011	2012	2011

Share-Based Compensation Expense	$6	$7	$10	$30
Income Tax Benefit	3	3	4	11

The following table provides information about stock options exercised and expired.

	Third Quarters		Nine Months
(In thousands)	2012	2011	2012	2011

Number of Stock Options Exercised	273	589	1,891	4,543
Number of Stock Options Expired	—	6	15	27

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of third quarter 2012, CSX had approximately 2.2 million stock options outstanding.

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	September 28, 2012			December 30, 2011
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$93	$151	$244	$93	$168	$261
Occupational	6	31	37	6	37	43
Asbestos	11	52	63	11	57	68
Total Casualty	110	234	344	110	262	372
Environmental	39	40	79	31	52	83
Other(a)	20	45	65	26	38	64
Total	$169	$319	$488	$167	$352	$519
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

Casualty

Casualty reserves represent accruals for personal injury, occupational injury and asbestos claims. During 2010, the Company increased its self-insured retention amount for these claims from $25 million to $50 million per occurrence for claims occurring on or after June 1, 2010. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. Casualty, Environmental and Other Reserves, continued

An analysis of occupational claims is performed quarterly by an independent third-party actuarial firm and reviewed by management. Management performs a quarterly review of asserted asbestos claims, and an analysis is performed annually by an independent third-party specialist and reviewed by management. The objective of the occupational and asbestos claims analyses performed by the third-party actuarial firm and specialist (the "third-party specialists") is to determine the number of incurred but not reported (“IBNR”) claims. The third-party specialists analyze CSXT's historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves. The potentially exposed population is estimated by using CSX's employment records and industry data. From this analysis, the third-party specialists provide an estimate of the IBNR claims liability.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to approximately $20 million in aggregate at September 28, 2012. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

Fuel Surcharge Antitrust Litigation

In May 2007, class action lawsuits were filed against CSXT and three other U.S.-based Class I railroads alleging that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. The suit seeks treble damages allegedly sustained by purported class members as well as attorneys' fees and other relief. While we believe the case is without merit and recovery unlikely, plaintiffs are expected to allege damages at least equal to the fuel surcharges at issue. In November 2007, the class action lawsuits were consolidated and are now pending in federal court in the District of Columbia.

On June 21, 2012, the court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads have petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. On August 28, 2012, the Court of Appeals referred the petition to a merits panel, and directed that the parties to the case submit briefs addressing both the petition and the merits of the appeal. The District Court currently is deciding whether to stay some or all proceedings pending the appellate court's decision on the defendants' petition for an appeal.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2012	2011	2012	2011
Service Cost	$11	$10	$33	$30
Interest Cost	31	30	92	90
Expected Return on Plan Assets	(43)	(39)	(124)	(118)
Amortization of Net Loss	21	18	62	54
Total Expense	$20	$19	$63	$56

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2012	2011	2012	2011
Service Cost	$1	$1	$3	$3
Interest Cost	4	4	12	10
Amortization of Net Loss	2	2	7	5
Amortization of Prior Service Costs	—	—	(1)	(1)
Total Expense	$7	$7	$21	$17

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

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2012 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2011	$507	$8,734	$9,241
2012 activity:
Long-term debt issued	—	300	300
Long-term debt repaid	(481)	—	(481)
Reclassifications	781	(781)	—
Capital lease additions	—	8	8
Debt conversions to CSX stock	(1)	—	(1)
Discount and premium activity	—	(4)	(4)
Long-term debt as of the end of third quarter 2012	$806	$8,257	$9,063

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

Credit Facility

CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of third quarter 2012, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. Other income - net consisted of the following:

	Third Quarters		Nine Months
(Dollars in millions)	2012	2011	2012	2011
Interest Income	$1	$1	$4	$3
Income from Real Estate	9	6	17	14
Miscellaneous Income (Expense)	(5)	(1)	(7)	(6)
Total Other Income - Net	$5	$6	$14	$11

Note 9.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits during the third quarter 2012 and 2011.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Fair Value Measurements, continued
The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the tables below. Additionally, the amortized cost basis of these investments was $168 million and $643 million as of September 28, 2012 and December 30, 2011, respectively.

	September 2012				December 2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$—	$—	$—	$—	$477	$—	$477
Corporate Bonds	—	123	—	123	—	98	—	98
U.S. Treasury Obligations	—	31	—	31	—	53	—	53
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$154	$15	$169	$—	$628	$15	$643

These investments have the following maturities:

(Dollars in millions)	September 28, 2012	December 30, 2011
Less than 1 year	$35	$523
1 - 2 years	56	32
2 - 5 years	58	73
Greater than 5 years	20	15
Total	$169	$643

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.    Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 28, 2012	December 30, 2011
Long-term Debt Including Current Maturities:
Fair Value	$10,870	$10,708
Carrying Value	$9,063	$9,241

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,878	$16	$2,894
Expense	(90)	2,166	(36)	2,040
Operating Income	90	712	52	854

Equity in Earnings of Subsidiaries	478	—	(478)	—
Interest (Expense) / Benefit	(126)	(17)	5	(138)
Other Income / (Expense) - Net	(1)	2	4	5

Earnings Before Income Taxes	441	697	(417)	721
Income Tax (Expense) / Benefit	14	(262)	(18)	(266)
Net Earnings	$455	$435	$(435)	$455

Total Comprehensive Earnings	$471	$437	$(437)	$471

Third Quarter 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,946	$17	$2,963
Expense	(77)	2,220	(58)	2,085
Operating Income	77	726	75	878

Equity in Earnings of Subsidiaries	500	(1)	(499)	—
Interest (Expense) / Benefit	(123)	(19)	4	(138)
Other Income / (Expense) - Net	—	6	—	6

Earnings Before Income Taxes	454	712	(420)	746
Income Tax (Expense) / Benefit	10	(266)	(26)	(282)
Net Earnings	$464	$446	$(446)	$464

Total Comprehensive Earnings	$473	$448	$(448)	$473

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months Ended September 28, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,823	$49	$8,872
Expense	(266)	6,587	(102)	6,219
Operating Income	266	2,236	151	2,653

Equity in Earnings of Subsidiaries	1,512	(1)	(1,511)	—
Interest (Expense) / Benefit	(381)	(53)	13	(421)
Other Income / (Expense) - Net	(3)	6	11	14

Earnings Before Income Taxes	1,394	2,188	(1,336)	2,246
Income Tax (Expense) / Benefit	22	(795)	(57)	(830)
Net Earnings	$1,416	$1,393	$(1,393)	$1,416

Total Comprehensive Earnings	$1,458	$1,393	$(1,393)	$1,458

Nine Months Ended September 30, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,743	$49	$8,792
Expense	(210)	6,584	(159)	6,215
Operating Income	210	2,159	208	2,577

Equity in Earnings of Subsidiaries	1,472	2	(1,474)	—
Interest (Expense) / Benefit	(370)	(64)	22	(412)
Other Income / (Expense) - Net	3	8	—	11

Earnings Before Income Taxes	1,315	2,105	(1,244)	2,176
Income Tax (Expense) / Benefit	50	(782)	(79)	(811)
Net Earnings	$1,365	$1,323	$(1,323)	$1,365

Total Comprehensive Earnings	$1,398	$1,325	$(1,325)	$1,398

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of Third Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$458	$153	$82	$693
Short-term Investments	—	—	35	35
Accounts Receivable - Net	1	559	603	1,163
Receivable from Affiliates	992	1,636	(2,628)	—
Materials and Supplies	—	264	—	264
Deferred Income Taxes	65	74	(5)	134
Other Current Assets	14	78	12	104
Total Current Assets	1,530	2,764	(1,901)	2,393

Properties	8	33,146	1,866	35,020
Accumulated Depreciation	(8)	(8,106)	(974)	(9,088)
Properties - Net	—	25,040	892	25,932

Investments in Conrail	—	—	693	693
Affiliates and Other Companies	(39)	584	(43)	502
Investments in Consolidated Subsidiaries	18,515	—	(18,515)	—
Other Long-term Assets	172	300	(62)	410
Total Assets	$20,178	$28,688	$(18,936)	$29,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$150	$1,004	$43	$1,197
Labor and Fringe Benefits Payable	36	345	35	416
Payable to Affiliates	2,488	364	(2,852)	—
Casualty, Environmental and Other Reserves	—	153	16	169
Current Maturities of Long-term Debt	700	105	1	806
Income and Other Taxes Payable	(40)	308	(7)	261
Other Current Liabilities	(1)	172	1	172
Total Current Liabilities	3,333	2,451	(2,763)	3,021

Casualty, Environmental and Other Reserves	—	247	72	319
Long-term Debt	7,208	1,049	—	8,257
Deferred Income Taxes	(149)	8,067	100	8,018
Other Long-term Liabilities	770	605	(91)	1,284
Total Liabilities	$11,162	$12,419	$(2,682)	$20,899

Shareholders' Equity
Common Stock, $1 Par Value	$1,031	$181	$(181)	$1,031
Other Capital	20	5,669	(5,669)	20
Retained Earnings	8,798	10,475	(10,475)	8,798
Accumulated Other Comprehensive Loss	(833)	(79)	79	(833)
Noncontrolling Interest	—	23	(8)	15
Total Shareholders' Equity	$9,016	$16,269	$(16,254)	$9,031
Total Liabilities and Shareholders' Equity	$20,178	$28,688	$(18,936)	$29,930

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
As of December 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$549	$154	$80	$783
Short-term Investments	475	—	48	523
Accounts Receivable - Net	4	468	657	1,129
Receivable from Affiliates	1,025	1,772	(2,797)	—
Materials and Supplies	—	240	—	240
Deferred Income Taxes	10	173	(1)	182
Other Current Assets	17	64	(3)	78
Total Current Assets	2,080	2,871	(2,016)	2,935

Properties	8	31,958	1,738	33,704
Accumulated Depreciation	(8)	(7,795)	(927)	(8,730)
Properties - Net	—	24,163	811	24,974

Investments in Conrail	—	—	678	678
Affiliates and Other Companies	(39)	574	(42)	493
Investment in Consolidated Subsidiaries	17,519	—	(17,519)	—
Other Long-term Assets	176	109	108	393
Total Assets	$19,736	$27,717	$(17,980)	$29,473

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$114	$978	$55	$1,147
Labor and Fringe Benefits Payable	41	458	42	541
Payable to Affiliates	2,566	374	(2,940)	—
Casualty, Environmental and Other Reserves	—	151	16	167
Current Maturities of Long-term Debt	400	105	2	507
Income and Other Taxes Payable	(60)	189	—	129
Other Current Liabilities	(1)	194	3	196
Total Current Liabilities	3,060	2,449	(2,822)	2,687

Casualty, Environmental and Other Reserves	—	284	68	352
Long-term Debt	7,609	1,124	1	8,734
Deferred Income Taxes	(246)	7,800	47	7,601
Other Long-term Liabilities	858	667	106	1,631
Total Liabilities	$11,281	$12,324	$(2,600)	$21,005

Shareholders' Equity
Common Stock, $1 Par Value	$1,049	$181	$(181)	$1,049
Other Capital	6	5,652	(5,652)	6
Retained Earnings	8,275	9,618	(9,618)	8,275
Accumulated Other Comprehensive Loss	(875)	(79)	79	(875)
Noncontrolling Minority Interest	—	21	(8)	13
Total Shareholders' Equity	$8,455	$15,393	$(15,380)	$8,468
Total Liabilities and Shareholders' Equity	$19,736	$27,717	$(17,980)	$29,473

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 28, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$429	$2,202	$(327)	$2,304
Investing Activities
Property Additions	—	(1,669)	(161)	(1,830)
Purchases of Short-term Investments	(50)	—	(28)	(78)
Proceeds from Sales of Short-term Investments	525	—	48	573
Other Investing Activities	(6)	78	(62)	10
Net Cash Provided by (Used in) Investing Activities	469	(1,591)	(203)	(1,325)
Financing Activities
Long-term Debt Issued	300	—	—	300
Long-term Debt Repaid	(400)	(79)	(2)	(481)
Dividends Paid	(415)	(536)	536	(415)
Stock Options Exercised	11	—	—	11
Shares Repurchased	(500)	—	—	(500)
Other Financing Activities	15	3	(2)	16
Net Cash Provided by (Used in) Financing Activities	(989)	(612)	532	(1,069)
Net Increase (Decrease) in Cash and Cash Equivalents	(91)	(1)	2	(90)
Cash and Cash Equivalents at Beginning of Period	549	154	80	783
Cash and Cash Equivalents at End of Period	$458	$153	$82	$693

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 30, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,054	$2,014	$(483)	$2,585
Investing Activities
Property Additions	—	(1,285)	(151)	(1,436)
Purchases of Short-term Investments	—	—	(14)	(14)
Proceeds from Sales of Short-term Investments	—	—	66	66
Other Investing Activities	(19)	(90)	92	(17)
Net Cash Provided by (Used in) Investing Activities	(19)	(1,375)	(7)	(1,401)
Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(507)	(86)	(2)	(595)
Dividends Paid	(354)	(510)	510	(354)
Stock Options Exercised	27	—	—	27
Shares Repurchased	(1,564)	—	—	(1,564)
Other Financing Activities	30	(21)	(19)	(10)
Net Cash Provided by (Used in) Financing Activities	(1,768)	(617)	489	(1,896)
Net Increase (Decrease) in Cash and Cash Equivalents	(733)	22	(1)	(712)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$367	$140	$73	$580

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW
CSX provides rail-based freight transportation services including traditional rail service and the transport of intermodal containers and trailers. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and global competitiveness of the United States. This global competitiveness and the expected growth in manufacturing is beneficial to the rail industry. The U.S. demand to move more goods by rail is expected to rise along with the need to reduce highway congestion and greenhouse gas emissions. CSX and freight railroads are the best way to meet this demand while reducing environmental impacts. CSX can move a ton of freight almost 500 miles on one gallon of fuel and, on average, over three times more fuel efficient than trucks. Also, one rail car can move the equivalent of 3 truckloads which aids in alleviating highway congestion.

CSX's network is positioned to reach nearly two-thirds of Americans, who account for the majority of the nation's consumption of goods. Through this network, the Company transports a diverse portfolio of products and commodities to meet the country's needs. These products range from energy sources like coal, ethanol and crude oil, to automobiles, chemicals, building materials, paper, metals, grains and consumer products. The Company categorizes these products into three primary lines of business: merchandise, coal and intermodal. CSX's transportation solutions connect industries across the United States with each other and with global markets by meeting the transportation needs of port facilities, energy producers, manufacturers, industrial producers, construction companies, farmers and feed mills, wholesalers and retailers and the United States armed forces.

CSX services are delivered by dedicated employees whose jobs cannot be exported overseas. Railroad jobs are among some of the nation's highest paying. In 2011, CSX hired more than 4,000 new employees. Additionally, in 2012, the Company has been hiring and expects new employees for the full year to reach nearly 2,500. This hiring is primarily offsetting attrition.

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

Intermodal

The Company's intermodal business is an economical, environmentally-friendly alternative to transporting freight on highways via truck. CSX is capitalizing on this opportunity by building new terminals and increasing network capacity. Major terminal expansion projects in Winter Haven, Florida, Worcester, Massachusetts and Columbus, Ohio are currently underway. During 2012, the Company completed construction of a new intermodal terminal in Louisville, Kentucky. These investments are in addition to the Company's new Northwest Ohio intermodal terminal that became operational in 2011. This high-capacity terminal, which is part of CSX's National Gateway initiative discussed below, expands service offerings to customers as well as improves market access to and from east coast ports.

Export Coal

Economic expansion in developing countries has generated a growth cycle in export coal demand.    Over the long term, demand for coal in these countries is expected to remain high due to rising consumption as they become more urbanized, which is increasing the need for electric power generation and steel production.  These increases in global coal demand are likely to be met by shipments from coal producing countries, including the U.S.   In addition to the Company's ready access to large U.S. coal suppliers and multiple port facilities, CSX continues to enhance the capacity and operating efficiency of its export coal network, which favorably positions the Company to capitalize on this growth opportunity. In the long term, this export coal demand is expected to partially offset declines in utility coal volume that has resulted from low natural gas prices and environmental regulation.  Although the Company expects long-term growth in the export coal market, CSX export traffic volumes will be subject to a high degree of volatility as a result of changes in the global economy and competition from foreign coal producers.

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

Balanced Approach to Capital Deployment

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying capital that includes investments in infrastructure, dividend growth and share repurchases. In 2011, the Company invested $2.3 billion to further enhance the capacity, quality, safety and flexibility of its network. Included in this amount is approximately $100 million of investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. The Company has increased its quarterly cash dividend ten times over the last seven years which represents a 32 percent compounded annual growth rate. Also during 2011, CSX announced a new $2 billion share repurchase authority expected to be completed by the end of 2012 based on market and business conditions. While delivering shareholder value through this balanced approach to capital deployment, the Company remains committed to an improving investment grade credit profile.

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

CSX is engaged in another major partnership initiative with the Commonwealth of Massachusetts to expand freight and commuter rail service. Currently, CSX provides service to and from New England. To further improve that service offering to customers, CSX is expanding its intermodal terminal footprint in Worcester, Massachusetts and, with the Commonwealth, is clearing the route from Worcester to the New York state line for double-stack intermodal service. At the beginning of fourth quarter 2012, CSX sold its corridor between Boston and Worcester to the Commonwealth, while retaining the right to utilize this corridor for freight service.  The Commonwealth intends to expand commuter rail service in the greater Boston area.

In 2011, CSX entered into a transaction with the state of Florida to help alleviate highway congestion through a new commuter rail operation known as SunRail. CSX sold a portion of its track to the state for its new commuter rail and will invest the proceeds in additional freight rail capacity and infrastructure within the state. CSX retains the right to utilize this corridor with freight service to serve its customers. This includes a new automotive and intermodal facility in central Florida.

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Third Quarter 2012 Highlights

•	Revenue decreased $69 million to $2.9 billion.

•	Expenses decreased $45 million or 2% to $2.0 billion.

•	Operating income decreased $24 million or 3% to $854 million.

•	Operating ratio increased to 70.5%.

	Third Quarters		Nine Months
(In thousands)	2012	2011	2012	2011
Volume	1,600	1,619	4,842	4,857

(In millions)
Revenue	$2,894	$2,963	$8,872	$8,792
Expense	2,040	2,085	6,219	6,215
Operating Income	$854	$878	$2,653	$2,577

Operating Ratio	70.5%	70.4%	70.1%	70.7%

Total revenue for the Company declined 2% year-over-year due to lower volume, primarily in coal, lower fuel surcharge recoveries partially offset by pricing gains. Expenses decreased 2% versus the prior year reflecting the continued recognition of a deferred gain and lower fuel costs related to volume and efficiency. Additionally, overtime crew savings were realized from improvements in network efficiency.

For additional information, refer to Results of Operations discussed on pages 33 through 38.

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

At CSX, operational success is built on employee commitment to customer service while at the same time maintaining a constant focus on safety. During third quarter 2012, both key safety measures improved versus 2011. The FRA reportable personal injury frequency index significantly improved by 35 percent year over year to 0.70, showing extraordinary employee dedication to the Company's safety initiative.  The reported FRA train accident frequency rate improved 3 percent year over year to 1.94.

Network reliability and service metrics showed strong improvements during the third quarter 2012. On-time originations improved 25 percent to a record 90 percent, and on-time arrivals improved 31 percent to 80 percent.  Average train velocity increased 10 percent to 22.6 miles per hour, while dwell improved 9 percent to 23.2 hours.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		Third Quarters
		2012	2011	Improvement

Safety and Service Measurements	FRA Personal Injury Frequency Index	0.70	1.07	35%
	FRA Train Accident Rate	1.94	1.99	3%

	On-Time Train Originations	90%	72%	25%
	On-Time Destination Arrivals	80%	61%	31%

	Dwell	23.2	25.5	9%
	Cars-On-Line	188,907	204,649	8%

	Train Velocity	22.6	20.6	10%

				Increase
Resources	Route Miles	21,007	21,043	—%
	Locomotives (owned and long-term leased)	4,164	4,069	2%
	Freight Cars (owned and long-term leased)	70,368	67,289	5%

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

	Third Quarters				Nine Months
	2012	2011	$ Change	% Change	2012	2011	$ Change	% Change

Revenue	$2,894	$2,963	$(69)	(2)%	$8,872	$8,792	$80	1%
Expense
Labor and Fringe	754	765	11	1	2,268	2,294	26	1
Materials, Supplies and Other	525	562	37	7	1,617	1,649	32	2
Fuel	397	412	15	4	1,251	1,245	(6)	—
Depreciation	268	251	(17)	(7)	788	740	(48)	(6)
Equipment and Other Rents	96	95	(1)	(1)	295	287	(8)	(3)
Total Expense	2,040	2,085	45	2	6,219	6,215	(4)	—
Operating Income	854	878	(24)	(3)	2,653	2,577	76	3
Interest Expense	(138)	(138)	—	—	(421)	(412)	(9)	(2)
Other Income - Net	5	6	(1)	—	14	11	3	27
Income Tax Expense	(266)	(282)	16	6	(830)	(811)	(19)	(2)
Net Earnings	$455	$464	$(9)	(2)	$1,416	$1,365	$51	4%

Earnings Per Diluted Share	$0.44	$0.43	$0.01	2%	$1.36	$1.24	$0.12	10%

Operating Ratio	70.5%	70.4%	(10)	bps	70.1%	70.7%	60	bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Third Quarters

	Volume			Revenue			Revenue Per Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Agricultural
Agricultural Products	88	96	(8)%	$220	$234	(6)%	$2,500	$2,438	3%
Phosphates and Fertilizers	80	80	—	123	118	5	1,538	1,475	4
Food and Consumer	25	24	2	67	64	5	2,680	2,667	3
Industrial
Chemicals	118	116	2	424	407	4	3,593	3,509	3
Automotive	100	86	17	270	228	18	2,700	2,651	1
Metals	64	66	(3)	155	155	—	2,422	2,348	3
Housing and Construction
Emerging Markets	107	116	(8)	168	180	(7)	1,570	1,552	1
Forest Products	73	73	—	182	179	2	2,493	2,452	2
Total Merchandise	655	657	—	1,609	1,565	3	2,456	2,382	3

Coal	323	386	(16)	791	957	(17)	2,449	2,479	(1)

Intermodal (a)	622	576	8	399	363	10	641	630	2

Other	—	—	—	95	78	23	—	—	—

Total	1,600	1,619	(1)%	$2,894	$2,963	(2)%	$1,809	$1,830	(1)%
(a) 2011 intermodal revenue has been reduced by $6 million for the quarter ended September 30, 2011 from what was previously reported to correct for certain interline business and the corresponding intermodal revenue per unit has been reduced for this as well. The offsetting adjustment is presented in other revenue.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Third Quarter 2012 Results of Operations

Volume declined 1% year-over-year as lower coal shipments were partially offset by the increase in intermodal and automotive volume. Pricing gains drove increases in revenue per unit in nearly all markets. Total revenue for the Company declined 2% year-over-year due to lower volume, lower fuel surcharge recoveries, partially offset by pricing gains.

Merchandise

Agricultural

Agricultural Products - Volume decreased due to lower shipments of corn and ethanol. Corn shipments for animal feed declined as the extreme drought in the Midwest impacted harvest levels and drove corn prices higher. Further contributing to this decline, customers in the Southeast took advantage of a strong local crop which was delivered by truck. Ethanol shipments were lower as a result of a reduction in gasoline demand.

Phosphates and Fertilizers - Fertilizer volume was flat as increased domestic shipments were offset by lower export volume. Domestic shipments increased as some business shifted to rail from barge transportation due to the low river levels. Increased shipments to domestic markets limited the availability of fertilizer for exports.

Food and Consumer - Volume increased due to a larger year-over-year potato crop and increased rail shipments of western apples to replace the weak crop in the Midwest which is typically moved by truck to customers.

Industrial

Chemicals - Volume growth was driven by an increase in plastics shipments to support growth in a broad base of end-use markets including packaging and automotive. Additionally, frac sand and petroleum oil shipments increased from shale drilling related activity.

Automotive - Automotive volume grew as North American light vehicle production increased to meet pent up demand as the average vehicle age in the U.S. reached record highs.

Metals - Scrap volume declined due to lower steel mill utilization rates resulting from decreased demand and falling scrap prices.

Housing and Construction

Emerging Markets - Volume declined due to reduced shipments of salt as inventories remain high due to reduced road application during the previous mild winter. Additionally, waste volume declined due to the conclusion of several remediation projects and an increase of local landfill disposal options that favor truck.

Forest Products - Strength in building products from the slowly-recovering demand for housing and construction was offset by weakness in the paper markets, which continue to be affected by electronic media substitution.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal

Shipments of utility coal declined primarily driven by low natural gas prices and utility stockpiles above target levels. This decrease was partially offset by higher export volume driven by increased shipments of U.S. thermal coal primarily to Europe.

Intermodal

Domestic growth was driven by highway-to-rail conversions, the addition of service lanes and growth with existing business partners. International growth was driven by a new customer and growth from expanded service offerings primarily enabled by the Northwest Ohio terminal.

Other

Other revenue increased due to lower volume-based incentives paid to customers and higher revenue from customers who did not meet minimum contractual volumes.

Expense

Expenses in the quarter decreased $45 million from last year's third quarter. Significant variances are described below.

Labor and Fringe expense decreased $11 million due to the following:

•	Cycling of prior year expense of $14 million for guarantee payments for a closed facility.

•	Lower crew costs of $7 million due to improvements in network efficiency that generated a reduction of overtime hours and relief crews.

•	Offsetting these decreases:

◦	Inflation-related expenses increased $7 million.

◦	Other related costs increased $3 million

Materials, Supplies and Other expense decreased $37 million due to the following:

•	Recognition of $30 million of the deferred gain from the November 2011 sale of an operating rail corridor to the state of Florida.

•	Casualty and freight loss expenses decreased $18 million primarily due to improved safety that lowered personal injury claim trends and accident rates.

•	Offsetting these decreases:

◦	Volume-related expenses increased $8 million due to terminal-related costs associated with the growth of intermodal, export coal and automotive businesses.

◦	Inflation and other related expenses increased $3 million.

Fuel expense decreased $15 million primarily due to volume and efficiency, partially offset by a 1% increase in the average price per gallon for locomotive fuel.

Depreciation expense increased $17 million due to a larger asset base.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Consolidated Results of Operations

Interest Expense

Interest expense of $138 million was flat primarily due to higher average debt balances offset by lower interest rates.

Other Income - Net

Other income-net decreased $1 million to $5 million primarily due to higher non-operating expenses partially offset by higher real estate sales.

Income Tax Expense

Income tax expense decreased $16 million to $266 million primarily due to lower earnings in third quarter 2012.

Net Earnings

Net earnings decreased $9 million to $455 million driven by the after-tax impact of business results as discussed above. Earnings per diluted share increased $0.01 to $0.44 as the decrease in business results were offset by lower outstanding shares in the quarter versus a year ago.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Nine Months

	Volume			Revenue			Revenue Per Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Agricultural
Agricultural Products	297	314	(5)%	$756	$767	(1)%	$2,545	$2,443	4%
Phosphates and Fertilizers	239	243	(2)	379	373	2	1,586	1,535	3
Food and Consumer	75	76	(1)	202	197	3	2,693	2,592	4
Industrial
Chemicals	355	352	1	1,269	1,214	5	3,575	3,449	4
Automotive	316	262	21	853	673	27	2,699	2,569	5
Metals	203	201	1	489	461	6	2,409	2,294	5
Housing and Construction
Emerging Markets	304	328	(7)	500	504	(1)	1,645	1,537	7
Forest Products	217	212	2	547	514	6	2,521	2,425	4
Total Merchandise	2,006	1,988	1	4,995	4,703	6	2,490	2,366	5

Coal	985	1,159	(15)	2,443	2,794	(13)	2,480	2,411	3

Intermodal (a)	1,851	1,710	8	1,196	1,059	13	646	619	4

Other	—	—	—	238	236	1	—	—	—

Total	4,842	4,857	—%	$8,872	$8,792	1%	$1,832	$1,810	1%
(a) 2011 intermodal revenue has been reduced by $18 million for the nine months ended September 30, 2011 from what was previously reported to correct for certain interline business and the corresponding intermodal revenue per unit has been reduced for this as well. The offsetting adjustment is presented in other revenue.

Nine Months Results of Operations

Consolidated Results of Operations

Revenue

Revenue increased $80 million to $8,872 million as strong intermodal and automotive volume growth and strong pricing more than offset the volume declines in coal.

Operating Income

Operating income increased $76 million to $2,653 million primarily due to higher revenue as described above as well as the continued recognition of a deferred gain, lower incentive compensation, and productivity gains. These increases were partially offset by higher inflation and depreciation costs.

Interest Expense

Interest expense increased $9 million to $421 million primarily due to higher average debt balances partially offset by lower interest rates.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Other Income - Net

Other income-net increased $3 million to $14 million primarily due to higher real estate activity.

Income Tax Expense

Income tax expense increased $19 million to $830 million primarily due to higher earnings in 2012.

Net Earnings

Net earnings increased $51 million to $1,416 million and earnings per diluted share increased $0.12 to $1.36 driven by the after-tax impact of business results as discussed above. Earnings per diluted share was also impacted by lower shares outstanding versus a year ago.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets increased $457 million from year end primarily driven by the increase in net properties of $958 million partially offset by net cash outflows (including short-term investment activity) of $578 million.

Total liabilities and shareholders' equity combined increased $457 million from year end. This increase was mostly due to growth in retained earnings of $523 million from net earnings partially offset by share repurchases and dividends paid. Additionally, deferred income tax liabilities increased $417 million resulting from the net impact of bonus depreciation. Partially offsetting these increases was a pension plan contribution of $275 million as well as incentive compensation payments of $121 million.

Significant Cash Flows

Cash and cash equivalents decreased $90 million during the nine months ended 2012 versus the decrease of $712 million for the same period in the prior year primarily due to the following items:

•	Lower share repurchases of approximately $1.1 billion

•	Higher proceeds from net sales of short-term investments of $443 million

•	Higher capital expenditures of $394 million

•	Pension plan contribution of $275 million

•	Higher debt repayments of $186 million (net of debt issued)

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Planned capital investments for 2012 are $2.25 billion. This amount excludes investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. CSX intends to fund capital investments through cash generated from operations.  Also, the Company expects to incur significant capital costs in connection with the implementation of Positive Train Control ("PTC"). CSX now estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending life-to-date through September 2012 was approximately $500 million.

Liquidity and Working Capital

As of the end of nine months 2012, CSX had $728 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include capital expenditures, working capital requirements, improvements in productivity, dividends to shareholders, debt repayments and repurchases of CSX common stock. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $628 million as of September 2012 and a working capital surplus of $248 million as of December 2011. This decline since year end is primarily due to cash used for property additions, share repurchases, pension plan contributions and dividend payments which more than offset cash from operations. A working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity.

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

Item 4. CONTROLS AND PROCEDURES

As of September 28, 2012, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 28, 2012, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Share repurchase activity of $200 million for the third quarter 2012 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Third Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$433,742,153

July	—	$—	—	433,742,153

August	4,100,000	22.81	4,100,000	340,217,384

September	4,773,830	22.33	4,773,830	233,631,506

Ending Balance	8,873,830	$22.55	8,873,830	$233,631,506

(a) Third quarter 2012 consisted of the following fiscal periods: July (June 30, 2012 - July 27, 2012), August (July 28, 2012 - August 24, 2012), September (August 25, 2012 - September 28, 2012).

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibits

12.1*    Computation of Ratio of Earnings to Fixed Charges

31*     Rule 13a-14(a) Certifications

32*     Section 1350 Certifications

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 28, 2012 filed with the SEC on October 16, 2012, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 28, 2012 and September 30, 2011, (ii) consolidated balance sheets at September 28, 2012 and December 30, 2011, (iii) consolidated cash flow statements for the fiscal periods ended September 28, 2012 and September 30, 2011, and (iv) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: October 16, 2012