Form 10-K
period 2012-12-28
CSX CORP
filed 2013-02-19
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012
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
Yes (  ) No (X)
On June 29, 2012 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $21 billion (based on the New York Stock Exchange closing price on such date).
There were 1,020,796,630 shares of Common Stock outstanding on January 25, 2013 (the latest practicable date that is closest to the filing date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 8, 2013.

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

The Company’s annual average number of employees was approximately 32,000 in 2012, which includes approximately 27,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business

During 2012, CSXT’s transportation services generated $11.8 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.7 million carloads and generated approximately 57% of revenue and 42% of volume in 2012. The Company’s merchandise business is the most diverse and transports aggregates (which includes crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped 1.3 million carloads and accounted for nearly 27% of revenue and 20% of volume in 2012.  The Company transports domestic coal to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Half of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 14% of revenue and 38% of volume in 2012. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for approximately 2% of the Company’s total revenue in 2012.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Regulatory Environment

The Company's operations are subject to various federal, state and local laws and regulations generally applicable to businesses in the United States.  The railroad operations conducted by the Company's subsidiaries, including CSXT, are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives and hazardous materials requirements.  Additionally, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security, has broad authority over railroad operating practices that may have homeland security implications.

Although the Staggers Act of 1980 significantly deregulated the rail industry, the STB has broad jurisdiction over rail carriers.  The STB regulates routes, fuel surcharges, conditions of service, rates for non-exempt traffic, acquisitions of control over rail common carriers, and the transfer, extension or abandonment of rail lines, among other railroad activities.

In 2008, Congress enacted the Rail Safety Improvement Act (the “RSIA”).  The legislation includes a mandate that all Class I freight railroads implement an interoperable positive train control system (“PTC”) by December 31, 2015. Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks caused by switches left in wrong positions. In January 2012, the Association of American Railroads ("AAR") advised the FRA on behalf of the industry that a nationwide interoperable PTC network could not be completed by the deadline. In May 2012, the FRA revised its final rule on the design, operational requirements and implementation of PTC technology, and is now re-examining certain additional aspects of the rule in response to rail industry concerns. In August 2012, the FRA filed a report with Congress stating that it also believed that the majority of railroads would not be able to complete PTC implementation by the 2015 deadline. Also in 2012, federal legislation was introduced in both the House of Representatives and the Senate that would, if reintroduced and approved in 2013, delay the PTC implementation deadline of 2015 by three to five years.

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported.   The Company expects to incur significant capital costs in connection with the implementation of PTC as well as related ongoing operating expenses.   CSX currently estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion for the Company. Total PTC spending life-to-date through 2012 was $585 million.

CSX CORPORATION
PART I

In July 2012, the STB announced that it would accept comments on a proposal by the National Industrial Transportation League that would require Class I railroads to provide a form of "competitive access" to customers served solely by one railroad. Under this proposal, CSX would be required to allow a competing railroad to access certain customers that are currently solely served by CSX's network.

Also in July 2012, the STB announced proposed changes to its standards and procedures for establishing maximum reasonable rates for rail shippers where there is an absence of effective competition. The proposal includes, among other items, increasing the limits of recovery available under the agency's simplified rate case methodologies and changing the interest rate payable by a carrier that is found to have assessed unreasonable rates when refunds are ordered.

Implementation of either of these two proposals could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure.

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

CSX has included the certifications of its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the Act”) as Exhibit 31, as well as Section 906 of the Act as Exhibit 32 to this Form 10-K report. Additionally, on June 5, 2012, CSX filed its annual CEO certification with the New York Stock Exchange (“NYSE”) confirming CSX’s compliance with the NYSE Corporate Governance Listing Standards.  The CEO was not aware of any violations of these standards by CSX as of February 19, 2013 (the latest practicable date that is closest to the filing of this Form 10-K).  This certification is also included as Exhibit 99 to this Form 10-K.

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2012, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 1A.  Risk Factors

The risks set forth in the following risk factors could have a materially adverse effect on the Company's financial condition, results of operations or liquidity, and could cause those results to differ materially from those expressed or implied in the Company's forward-looking statements.  Additional risks and uncertainties not currently known to the Company or that the Company currently does not deem to be material also may materially impact the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART I

New legislation or regulatory changes could impact the Company's earnings or restrict its ability to independently negotiate prices.

Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of the Company's business.  For instance, several of the proposals under consideration by the STB could have a significant negative impact on the Company's ability to determine prices for rail services and meet service standards, which could force a reduction in capital spending.  In addition, statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company's profitability.

Government regulation and compliance risks may adversely affect the Company's operations and financial results.

The Company is subject to the jurisdiction of various regulatory agencies, including the STB, the FRA and other state and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies.  For example, the RSIA mandated that the installation of an interoperable positive train control system (“PTC”) be completed by December 31, 2015 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations.  In January 2010, the FRA issued its final rule on the design, operational requirements and implementation of the new PTC technology. In 2012, federal legislation was introduced in both the House of Representatives and the Senate that would, if reintroduced and approved in 2013, delay the PTC implementation deadline of 2015 by three to five years. However, even if either the regulatory requirements or the implementation date are further revised, the rule will continue to impose significant new costs on the Company and the rail industry.  Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

Climate change and other emissions-related legislation and regulation could adversely affect the Company's operations and financial results.

Climate change and other emissions-related legislation and regulation have been proposed and, in some cases adopted, on the federal, state, provincial (Canada) and local levels.  These final and proposed laws and regulations take the form of restrictions, caps, taxes or other controls on emissions.  In particular, the U.S. Environmental Protection Agency (“EPA”) has issued various regulations targeting emissions, including rules and standards governing emissions from certain stationary sources and from vehicles.

Any of these pending or proposed laws or regulations could adversely affect the Company's operations and financial results by, among other things: (1) reducing coal-fired electricity generation due to mandated emission standards; (2) reducing the consumption of coal as a viable energy resource in the United States; (3) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; and (4) making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner (particularly in the absence of similar regulations in countries like India and China).  Any of these factors could reduce the amount of traffic the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART I

Capacity constraints could have a negative impact on service and operating efficiency.

CSXT may experience rail network difficulties related to: (i) increased passenger activities, including high-speed rail, in capacity-constrained areas, or (ii) regulatory changes impacting when CSXT can transport freight or service routes, which could have a negative effect on CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

General economic conditions could negatively affect demand for commodities and other freight.

A decline in general domestic and global economic conditions that affect demand for the commodities and products the Company transports could reduce revenues or have other adverse effects.  For example,  if the rate of economic growth in Asia slows or if European economies contract, U.S. export coal volume could be adversely impacted resulting in lower revenue for CSX. In the event the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products, the Company may experience reduced revenue and increased operating costs associated with the storage of locomotives, rail cars and other equipment, workforce adjustments, and other related activities, which could have a material adverse effect on operations, financial condition and liquidity.

Changing dynamics in the U.S. energy markets could negatively impact freight volumes.

Over the past few years, production of natural gas in the U.S. has increased dramatically, which resulted in lower natural gas prices causing a negative impact on CSX. As a result of sustained low natural gas prices, coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices remain low, additional coal-fired plants could be displaced, which could further reduce the Company's domestic coal volumes and revenues.

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

Most of CSX's employees are represented by labor unions and are covered by collective bargaining agreements. The majority of these agreements are bargained for nationally by the National Carriers Conference Committee and negotiated over the course of several years and previously have not resulted in any extended work stoppages.  Under the Railway Labor Act's procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention), during negotiations neither party may take action until the procedures are exhausted.  If, however, CSX is unable to negotiate acceptable agreements, or if terms of existing agreements are disputed, the employees covered by the Railway Labor Act could strike, which could result in loss of business and increased operating costs as a result of higher wages or benefits paid to union members.

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

CSX CORPORATION
PART I

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

CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads.  At December 2012, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,215
Terminals and switching yards	9,466
Passing sidings and turnouts	928
Total	36,609

In addition to its physical track structure, CSXT operates numerous yards and terminals.  These serve as the hubs between CSXT and its local customers and as sorting facilities where rail cars often are received, re-sorted and placed onto new outbound trains.

The Company’s ten largest yards and terminals based on annual volume (number of rail cars or intermodal containers processed) are listed below:

Yards and Terminals	Annual Volume (number of units processed)
Chicago, IL	953,312
Waycross, GA	659,666
Selkirk, NY	570,290
Willard, OH	509,736
Cincinnati, OH	509,483
Indianapolis, IN	508,819
Hamlet, NC	486,381
Nashville, TN	483,469
Louisville, KY	365,265
Birmingham, AL	355,257

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities.  CSXT’s coal network is well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S.  Half the tons of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

See the following page for a map of the CSX Rail Network.

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Stanley
Walbridge
Cleveland
Willard
Greenwich
Cumberland
Columbus
Curtis Bay
Locust Point
Avon
Cincinnati
Russell
Richmond
Evansville
Louisville
Erwin
Rocky Mount
Nashville
Hamlet
Florence
Atlanta
Birmingham
Charleston
Montgomery
E. Savannah
Waycross
Major Terminals
I-90 Corridor
I-95 Corridor
Southeastern Corridor
Coal Network
CSX Rail Network
Mobile
Jacksonville
New Orleans
Tampa

CSX CORPORATION
PART I

Locomotives

CSXT operates more than 4,000 locomotives, of which over 97% are owned by CSXT.  Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2012, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

	Locomotives	%	Average Age (years)
Freight	3,650	87%	20
Switching	319	8%	32
Auxiliary Units	209	5%	19
Total	4,178	100%	20

Equipment

In 2012, the average daily fleet of cars on line consisted of approximately 190,000. At any time over half of the railcars on the CSXT system are not owned or leased by the Company.  Examples of these are as follows: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars used to transport automobiles (which are shared among railroads).

The Company’s revenue generating equipment (either owned or long-term leased) consists of freight cars and containers as described below.

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

Covered hoppers – Have a permanent roof and are segregated based upon commodity density.  Lighter bulk commodities such as grain, fertilizer, flour, salt, sugar, clay and lime are shipped in large cars called jumbo covered hoppers.  Heavier commodities like cement, ground limestone and sand are shipped in small cube covered hoppers.

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

CSX CORPORATION
PART I

Other cars on the network include, but are not limited to, refrigerated boxcars for transporting perishable items.

At December 2012, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	26,432	38%
Open-top hoppers	12,226	18%
Covered hoppers	10,668	15%
Multi-level flat cars	10,456	15%
Box cars	8,268	12%
Flat cars	1,082	2%
Other cars	287	—%
Subtotal freight cars	69,419	100%
Containers	17,927
Total equipment	87,346

 Item 3.  Legal Proceedings

Fuel Surcharge Antitrust Litigation

For further details, please refer to Note 7. Commitments and Contingencies of this annual report on Form 10-K.

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
Michael J. Ward, 62 Chairman, President and Chief Executive Officer

A 35-year veteran of the Company, Ward has served as Chairman, President and Chief Executive Officer of CSX since January 2003.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Fredrik J. Eliasson, 42 Executive Vice President and Chief Financial Officer

Eliasson has served as executive vice president and chief financial officer of CSX and CSXT since January 2012 and is responsible for management and oversight of all financial and strategic planning activities, including accounting, financial planning, tax, treasury and investor relations.

During his 17-year tenure with the Company, he has also served as Vice President of Sales and Marketing for CSX's chemicals and fertilizer business, Vice President of Emerging Markets, Vice President of Commercial Finance, and Vice President of Financial Planning and Analysis.

Oscar Munoz, 54 Executive Vice President and Chief Operating Officer

Munoz has been the executive vice president and chief operating officer of CSX since January 2012. He manages all aspects of the Company's operations across its 21,000 route-mile rail network, including transportation, service design, customer service, engineering, mechanical and technology. During his nine year tenure with the Company, he has also served as CSX’s Executive Vice President and Chief Financial Officer.

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
Clarence W. Gooden, 61 Executive Vice President of Sales and Marketing and Chief Commercial Officer

Gooden has been the Executive Vice President and Chief Commercial Officer of CSX and CSXT since April 2004. He is responsible for generating customer revenue, forecasting business trends and developing CSX’s model for future revenue growth.

An employee of the Company for 42 years, Gooden has held key executive positions in both operations and sales and marketing.

Ellen M. Fitzsimmons, 52 Executive Vice President of Law and Public Affairs, General Counsel and Corporate Secretary

Fitzsimmons has been the Executive Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary since December 2003.  She serves as the Company’s chief legal officer and oversees all government relations and public affairs activities.

During her 21-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

Lisa A. Mancini, 53 Senior Vice President and Chief Administrative Officer

Mancini has been Senior Vice President and Chief Administrative Officer since January 2009. She is responsible for employee compensation and benefits, labor relations, all employee staffing and development activities, purchasing, real estate, aviation and facilities.  She previously served as Vice President-Strategic Infrastructure Initiatives from 2007 to 2009 and, prior to that, Vice President – Labor Relations.

Prior to joining CSX in 2003, Mancini served as Chief Operating Officer of the San Francisco Municipal Railway.

Carolyn T. Sizemore, 50 Vice President and Controller

Sizemore has served as Vice President and Controller of CSX and CSXT since April 2002. She is responsible for financial and regulatory reporting, freight billing and collections, payroll for the Company’s 32,000 employees, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 23-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CSX’s common stock is listed on the NYSE, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock

A total of 1.8 billion shares of common stock are authorized, of which 1,020,484,683 shares were outstanding as of December 2012.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that allow them to purchase additional shares before other members of the general public in the event of an offering.  At January 25, 2013, the latest practicable date, there were 35,517 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was approximately 1.0 billion as of December 28, 2012.  (See Note 2, Earnings Per Share.)

A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2012
Dividends	$0.12	$0.14	$0.14	$0.14	$0.54
Common Stock Price
High	$23.71	$23.02	$23.49	$21.76	$23.71
Low	$19.99	$19.88	$20.65	$18.88	$18.88

2011
Dividends	$0.09	$0.12	$0.12	$0.12	$0.45
Common Stock Price
High	$26.81	$26.50	$27.06	$23.14	$27.06
Low	$21.37	$24.08	$17.69	$17.83	$17.69

CSX CORPORATION
PART II

Stock Performance Graph

The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2007 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”), which is a registered trademark of the McGraw-Hill Companies, Inc., and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.  As shown in the graph, CSXs five-year stock returns significantly outpaced those of the S&P 500.

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
In 2012, CSX repurchased a total of $734 million, or 34 million shares, of common stock from the $2 billion share repurchase program announced in May 2011. As of December 28, 2012, the Company had completed all share repurchases under this program.
Share repurchase activity of $234 million for the fourth quarter 2012 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Fourth Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$233,631,506

October	460,000	$21.23	460,000	223,864,257

November	10,986,995	20.38	10,986,995	—

December	—	—	—	—

Ending Balance	11,446,995	$20.41	11,446,995	$—
(a) Fourth quarter 2012 consisted of the following fiscal periods: October (September 29, 2012 - October 26, 2012), November (October 27, 2012 - November 23, 2012), December (November 24, 2012 - December 28, 2012).
Note: There were no share repurchases during fourth quarter 2012 to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION
PART II

Item 6.  Selected Financial Data

Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2012	2011	2010	2009	2008
Financial Performance
Revenue	$11,756	$11,743	$10,636	$9,041	$11,255
Expense	8,299	8,325	7,565	6,771	8,504
Operating Income	$3,457	$3,418	$3,071	$2,270	$2,751
Net Earnings from Continuing Operations (a)	$1,859	$1,822	$1,563	$1,128	$1,485

Operating Ratio	70.6%	70.9%	71.1%	74.9%	75.6%

Earnings Per Share:
From Continuing Operations, Basic (a)	$1.79	$1.68	$1.37	$0.96	$1.23
From Continuing Operations, Assuming Dilution (a)	1.79	1.67	1.67	0.95	1.21

Average Common Shares Outstanding	1,038	1,083	1,143	1,176	1,204
Average Common Shares Outstanding, Assuming Dilution	1,040	1,089	1,154	1,187	1,228
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,371	$1,306	$1,346	$1,090	$745
Total Assets	30,571	29,344	28,026	26,793	26,154
Long-term Debt	9,052	8,734	8,051	7,895	7,512
Shareholders' Equity	9,002	8,468	8,700	8,768	7,985
Dividend Per Share	$0.54	$0.45	$0.33	$0.29	$0.26
Additional Data
Capital Expenditures (b)	$2,341	$2,297	$1,840	$1,586	$1,784
Employees -- Annual Averages	32,120	31,344	30,066	30,202	33,348

(a)
In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation. This sale resulted in net income from discontinued operations of $15 million, or $0.01 per share, in 2009 and a net loss from discontinued operations of $130 million, or $0.11 per share, in 2008.

(b)
Capital expenditures include investments related to reimbursable public-private partnerships. These investments of $166 million, $102 million and $15 million in 2012, 2011 and 2010, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.  See the capital expenditures table on page 42 for additional information.

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

STRATEGIC OVERVIEW

CSX provides rail-based freight transportation services including traditional rail service and the transport of intermodal containers and trailers with its approximately 32,000 dedicated employees. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and global competitiveness of the United States. This global competitiveness and the expected continued growth in manufacturing is beneficial to the rail industry. Over the long-term, the U.S. demand to move more goods by rail is expected to rise along with the need to reduce highway congestion and greenhouse gas emissions. CSX and freight railroads provide the most environmentally-efficient and economical means to meet this growing demand. CSX can move a ton of freight approximately 450 miles on one gallon of fuel. Shipping freight by rail also alleviates highway congestion. On average, trains are more fuel efficient than trucks as one rail car can move the equivalent of three truckloads.

CSX's network is positioned to reach nearly two-thirds of Americans, who account for the majority of the nation's consumption of goods. Through this network, the Company transports a diverse portfolio of commodities and products to meet the country's needs. These products range from agricultural goods, such as grains, to chemicals, automobiles, metals, building materials, paper, consumer products, and energy sources like coal, ethanol and crude oil. The Company categorizes these products into three primary lines of business: merchandise, intermodal and coal. CSX's transportation solutions connect industries across the United States with each other and with global markets by meeting the transportation needs of port facilities, energy producers, manufacturers, industrial producers, construction companies, farmers and feed mills, wholesalers and retailers and the United States armed forces.

The rebirth of the U.S. automotive industry and the development of new domestic energy sources have led to increased volume in some of CSX's merchandise markets, specifically in shipments of automobiles, frac sand, crude oil and pipe.  The recent growth in U.S. manufacturing is largely due to an increase in foreign labor costs, as well as lower domestic energy prices resulting from the increase in the supply of natural gas.  These, among other, economic and supply chain factors are encouraging manufacturers to expand or move production back to the United States. The Company continues to position itself to secure volume related to growth in these markets.

Strategic Growth Initiatives

The Company is focusing on three key strategic growth initiatives related to intermodal, export coal and an initiative to enhance customer service quality also known as Total Service Integration. The Company believes these opportunities will allow it to gain additional domestic and international volume, while improving service offerings to its customers in a cost-effective manner.

CSX CORPORATION
PART II

Intermodal

The Company's intermodal business is an economical, environmentally-friendly alternative to transporting freight on highways via truck. CSX is capitalizing on this opportunity by building new terminals and increasing network capacity to broaden its market presence in key growth areas. The Company's Northwest Ohio intermodal terminal, which became operational in 2011, is part of CSX's National Gateway initiative discussed below. This high-capacity terminal expands service offerings to customers, improves market access to and from east coast ports and consumption centers and enhances the fluidity of the network. During 2012, the Company completed construction of new intermodal terminals in Louisville, Kentucky and Worcester, Massachusetts and completed major terminal expansion projects in Charlotte, North Carolina and Columbus, Ohio. In addition, the Company began construction on a new intermodal terminal in Winter Haven, Florida this year. These projects further enhance the Company's intermodal offering and support the growth the Company experienced over the last few years.
Export Coal

Economic expansion in China, India and Brazil and other developing countries has generated a growth cycle in export coal demand. Over the long term, demand for coal in these countries is expected to remain high due to rising consumption as they become more urbanized, which is increasing the need for electric power generation and steel production. These increases in global coal demand are likely to be met by shipments from coal producing countries, including the U.S, which has abundant coal deposits. In addition to the Company's ready access to large U.S. coal suppliers and multiple port facilities, CSX continues to enhance the capacity and operating efficiency of its export coal network, which favorably positions the Company to capitalize on this growth opportunity. In the long term, this export coal demand is expected to partially offset declines in domestic utility coal volume that has resulted from low natural gas prices and environmental regulation. Although the Company expects long-term growth in the export coal market, CSX export traffic volume and pricing will be subject to a high degree of volatility as a result of changes in the global economy and competition from foreign coal producers.

Total Service Integration

CSX's Total Service Integration (“TSI”) initiative supports growth through improved service, optimized train size, and increased asset utilization for unit train shipments from origin to destination. Building on this momentum, CSX is now focusing on another initiative to enhance service quality for customers who ship by the carload. This program, TSI Carload, focuses where the customer is impacted most - during the first and last mile of service. These enhancements aim to improve service levels and reliability of rail transportation over other modes of transportation. These improvements to operational processes, customer communication and service are better aligning CSX's operating capabilities with customers' needs and enabling the Company to capitalize on the growth opportunities described above. During 2012, CSX implemented new technology and processes to provide customers with proactive and transparent communications. These tools include real time notifications of departures and work to be completed, proactive alerts for cars that may be delayed and notices for work that will not be performed.

CSX CORPORATION
PART II

Public-Private Partnerships

Expanding capacity on U.S. rail networks provides substantial public benefits including job creation, increased business activity at U.S. ports, reduced highway congestion and lower air emissions. Therefore, CSX and its government partners are working jointly to invest in multi-year rail infrastructure projects such as the National Gateway. This initiative is a public-private partnership which will increase intermodal capacity and create substantial environmental and efficiency advantages by clearing key corridors between Mid-Atlantic ports and the Midwest for double-stack intermodal trains.

CSX is engaged in another major partnership initiative with the Commonwealth of Massachusetts to expand freight and commuter rail service. This partnership provided an expanded intermodal terminal footprint, relocation of bulk commodity operations and double-stack intermodal clearance from Worcester to the New York state line. In 2012, CSX sold its corridor between Boston and Worcester to the Commonwealth to allow increased commuter rail service while retaining the right to utilize this corridor for freight service.

CSX entered into a transaction with the state of Florida in 2011 to help alleviate highway congestion through a new commuter rail operation, known as SunRail. CSX sold a portion of its track to the state of Florida for its new commuter rail and will invest the proceeds in additional freight rail capacity and infrastructure within the state.

Balanced Approach to Cash Deployment

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying cash that includes investments in the business, dividend growth and share repurchases. In 2012, the Company invested $2.3 billion to further enhance the capacity, quality, safety and flexibility of its network. Included in this amount is $166 million of investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. The Company has increased its quarterly cash dividend 10 times over the last seven year period which represents a 33 percent compounded annual growth rate. In 2012, CSX completed a $2 billion share repurchase authority that was announced in 2011. While delivering shareholder value through this balanced approach to cash deployment, the Company remains committed to an improving investment grade credit profile.

In summary, these strategic initiatives and long-term investments discussed above provide a foundation for volume growth and productivity improvement, enhanced customer service and continued advancements in the safety and reliability of operations. To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value.  CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company's rail service would be reflected in any potential new legislation or policies.

CSX CORPORATION
PART II

2012 HIGHLIGHTS
Operating income increased 1% to $3.5 billion and the operating ratio improved 30 basis points to 70.6%. Both improved on the strength of efficiency gains and resource adjustments.

	Fiscal Years
(in Thousands)	2012	2011	2010
Volume	6,409	6,476	6,384
(in Millions)
Revenue	$11,756	$11,743	$10,636
Expense	8,299	8,325	7,565
Operating Income	$3,457	$3,418	$3,071
Operating Ratio	70.6%	70.9%	71.1%

In 2012, revenue was slightly higher year-over-year despite lower volume. Volume decreased 1% from prior year as lower coal shipments were partially offset by growth in intermodal and automotive volume. Pricing gains and higher fuel recovery drove increases in revenue per unit in all markets.

Expenses were lower when compared to prior year for several reasons. Real estate gains as well as lower incentive compensation and cost savings from crew labor efficiencies and lower volume reduced expenses. These decreases were offset by higher depreciation and inflation-related costs.

For additional information, refer to Results of Operations discussed on pages 33 through 36.

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
At CSX, operational success is built on employee commitment to customer service while at the same time maintaining a constant focus on safety. In 2012, both key safety measures improved significantly versus the previous year. The FRA reportable personal injury frequency index improved by 26 percent year over year to a record low of 0.69, showing extraordinary employee dedication to the Company's safety initiative.  The reported FRA train accident frequency rate improved 18 percent year over year to 1.98.

Network reliability and service metrics showed strong improvements during 2012. On-time originations improved 24 percent to a record 89 percent, and on-time arrivals improved 29 percent to 80 percent.  Average train velocity increased 10 percent to 22.7 miles per hour, while dwell improved 8 percent to 23.7 hours.

CSX CORPORATION
PART II

Operating Statistics (Estimated)

		Fiscal Years
		2012	2011	Improvement
Safety and	FRA Personal Injury Frequency Index	0.69	0.93	26%
Service
Measurements	FRA Train Accident Rate	1.98	2.41	18%
	On-Time Train Originations	89%	72%	24%
	On-Time Destination Arrivals	80%	62%	29%
	Dwell	23.7	25.9	8%
	Cars-On-Line	189,994	206,432	8%
	Train Velocity	22.7	20.6	10%
				Increase/
				(Decrease)
Resources	Route Miles	20,741	20,821	—%
	Locomotives (owned and long-term leased)	4,178	4,126	1%
	Freight Cars (owned and long-term leased)	69,419	68,665	1%
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

CSX CORPORATION
PART II

Free Cash Flow (Non-GAAP Measure)

Free cash flow is considered a non-GAAP financial measure under SEC Regulation G, Disclosure of Non-GAAP Measures. Management believes that free cash flow is important in evaluating the Company’s financial performance. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities.  Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities.  As described below, free cash flow before dividends decreased $601 million year over year to $721 million. The primary reasons for the decrease in free cash flow from the previous year are higher payments for income taxes as well as payments related to the ratification of labor agreements and a pension contribution.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2012	2011	2010
(Dollars in Millions)
Net cash provided by operating activities	$2,946	$3,491	$3,261
Property additions (a)	(2,341)	(2,297)	(1,840)
Proceeds from property dispositions	186	240	108
Other investing activities	(70)	(112)	(80)
Free Cash Flow (before payment of dividends)	$721	$1,322	$1,449

(a)
Property additions include investments related to reimbursable public-private partnerships. These investments of $166 million, $102 million and $15 million in 2012, 2011 and 2010,respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

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

CSX CORPORATION
PART II

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation, and initiatives to further regulate the rail industry;

•
the outcome of litigation, claims and other contingent liabilities, including, but not limited to, those related to fuel surcharge, environmental matters, taxes, shipper and rate claims subject to adjudication, personal injuries and occupational illnesses;

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

CSX CORPORATION
PART II

FINANCIAL RESULTS OF OPERATIONS
2012 vs. 2011 Results of Operations

	Fiscal Years
	2012	2011	$ Change	% Change
(Dollars in Millions)
Revenue	$11,756	$11,743	$13	—%
Expense
Labor and Fringe	3,020	3,073	53	2
Materials, Supplies and Other	2,156	2,229	73	3
Fuel	1,672	1,668	(4)	—
Depreciation	1,059	976	(83)	(9)
Equipment and Other Rents	392	379	(13)	(3)
Total Expense	8,299	8,325	26	—
Operating Income	$3,457	$3,418	$39	1
Interest Expense	(566)	(552)	(14)	(3)
Other Income - Net	73	22	51	232
Income Tax Expense	(1,105)	(1,066)	(39)	(4)
Net Earnings	$1,859	$1,822	$37	2
Earnings Per Diluted Share:
Net Earnings	$1.79	$1.67	$0.12	7%
Operating Ratio	70.6%	70.9%		30 bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Years
	Volume			Revenue			Revenue Per Unit
	2012	2011	% Change	2012	2011	% Change	2012	2011	% Change
Agricultural
Agricultural Products	394	424	(7)%	$1,007	$1,048	(4)%	$2,556	$2,472	3%
Phosphates and Fertilizers	321	321	—	512	490	4	1,595	1,526	5
Food and Consumer	100	101	(1)	273	263	4	2,730	2,604	5
Industrial
Chemicals	471	462	2	1,682	1,596	5	3,571	3,455	3
Automotive	425	361	18	1,154	936	23	2,715	2,593	5
Metals	263	265	(1)	635	613	4	2,414	2,313	4
Housing and Construction
Emerging Markets	408	439	(7)	671	672	—	1,645	1,531	7
Forest Products	286	281	2	722	684	6	2,524	2,434	4
Total Merchandise	2,668	2,654	1	6,656	6,302	6	2,495	2,375	5
Coal	1,290	1,533	(16)	3,190	3,709	(14)	2,473	2,419	2
Intermodal	2,451	2,289	7	1,594	1,434	11	650	626	4
Other	—	—	—	316	298	6	—	—	—
Total	6,409	6,476	(1)%	$11,756	$11,743	—%	$1,834	$1,813	1%

CSX CORPORATION
PART II

2012 vs. 2011 Results of Operations

CSX full year results reflect a 1% year-over-year volume decline as lower coal shipments were partially offset by growth in intermodal and automotive volume. Pricing gains and higher fuel recovery drove increases in revenue per unit in all markets. As a result, total revenue was slightly higher year-over-year.

Merchandise

Agricultural

Agricultural Products - Volume decreased due to reduced shipments of corn and ethanol. Corn shipments for animal feed declined as drought conditions in the Midwest impacted harvest levels and drove corn prices higher. Further contributing to this decline, customers in the Southeast took advantage of lower cost imported grains and a strong local crop, both of which are transported by truck. Ethanol shipments declined as a result of higher corn prices and reduced gasoline demand.

Phosphates and Fertilizers - Volume was flat year-over-year. Fertilizer shipments were lower in the first half of the year as the expectation of moderating prices resulted in delayed purchases by farmers. This decline in the first half was offset by growth in fertilizer in the second half resulting from low river levels that shifted business that traditionally moves via barge to rail. Additionally, producers advanced shipments of fertilizer in the fourth quarter in anticipation of an expected increased application by farmers in 2013.

Food and Consumer - Volume declined year-over-year. Appliance shipments were lower due to intermodal conversions, lower sales incentives by manufacturers and a moderating economy. The decline in appliances was partially offset by growth in refrigerated products due to highway-to-rail conversions.

Industrial

Chemicals - Volume growth was driven by an increase in energy-related markets (that include frac sand, liquid petroleum gas (LPG) and crude oil) due to the increase in shale drilling activity. Additionally, plastics shipments grew to support growth predominately in automotive and packaging.

Automotive - Volume grew as North American light vehicle production increased 17% to meet pent up demand as the average vehicle age in the U.S. reached record highs.

Metals - Volume was slightly lower primarily due to the decline in scrap shipments as a result of lower steel mill utilization rates and lower scrap exports driven by moderating global demand.

Housing and Construction

Emerging Markets - Volume declined due to reduced shipments of aggregates (which include crushed stone, sand and gravel) resulting from the completion of several road construction projects versus the prior year. Additionally, shipments of salt declined in the early part of this year as inventories remained high due to reduced road application during the previous mild winter.

Forest Products - Volume increased in building products due to recovering demand for housing and construction, which was partially offset by a decline in the paper markets affected by electronic media substitution.

CSX CORPORATION
PART II

Coal

Shipments of utility coal declined primarily driven by low natural gas prices, which drove displacement of coal at utilities served by CSX. In addition, utility stockpiles remained well above target levels and overall electric generation in the eastern U.S. declined. Utility coal declines were partially offset by higher export shipments driven by increased shipments of U.S. thermal coal. In 2012, CSX shipped 47.8 million tons of export coal.

Intermodal

Intermodal volume increased due to growth in both domestic and international markets. Domestic shipment growth resulted from highway-to-rail conversions and increased demand from both new and existing customers. International growth was driven by a new customer and expanded service offerings primarily enabled by the Northwest Ohio terminal.

Expense

In 2012, total expenses decreased $26 million compared to prior year.   Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $53 million primarily driven by lower incentive compensation expense and crew labor costs. Crew labor costs decreased as volume declined as well as efficiencies gained from management's action to reduce resources. These decreases were partially offset by wage inflation and increased pension and other post-employment benefit expense.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment and for terminal services at automotive facilities as well as professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expense decreased by $73 million in 2012. The decrease was primarily driven by the following:

•
Gains recognized increased $102 million year-over-year, primarily related to the additional recognition of the deferred gain from the prior year sale of an operating corridor to the State of Florida of $80 million.

•	As a result of efficiency initiatives and the decline in volume, the reduction of active locomotives drove a decrease in material and repair costs.

•	Continued improvement in safety trends lowered casualty expenses.

•	Although the number of train accidents continued to decline, a few costly derailments more than offset these decreases.

•	Inflation also partially offset the items above.

CSX CORPORATION
PART II

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is driven by the market price and locomotive consumption of diesel fuel. Fuel expense increased $4 million primarily due to a 4% increase in average price per gallon for locomotive fuel. Average fuel price per gallon increased $0.12 to $3.18 in 2012 versus a year ago. The increase in average fuel price was partially offset by decreased volume and improved network efficiency and fuel saving initiatives.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $83 million due to a larger asset base related to higher capital spending as well as cycling of a prior year favorable adjustment to asset retirements.
Equipment and Other includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, office and other rentals. These expenses increased $13 million primarily related to higher automotive volume partially offset by cost savings associated with improved asset utilization.

Other

Interest Expense

Interest expense increased $14 million to $566 million primarily due to higher average debt balances partially offset by lower interest rates. The primary use of proceeds from the 2012 debt issuances was for the repayment of outstanding indebtedness due in both 2012 and early 2013 as well as a contribution to the Company's qualified pension plans.

Other Income – Net

Other income - net increased $51 million to $73 million primarily related to a gain on the sale of a non-operating real estate.

Income Tax Expense

Income tax expense increased $39 million to $1.1 billion primarily due to higher earnings during 2012 and the cycling of prior year state income tax related adjustments.

Net Earnings

Net earnings increased $37 million to $1.9 billion and earnings per diluted share increased $0.12 to $1.79 due to the factors mentioned above Lower average shares outstanding also had a positive impact on earnings per diluted share.

CSX CORPORATION
PART II

2011 vs. 2010 Results of Operations

	Fiscal Years
	2011	2010	$ Change	% Change
(Dollars in Millions)
Revenue	$11,743	$10,636	$1,107	10%
Expense
Labor and Fringe	3,073	2,957	(116)	(4)
Materials, Supplies and Other	2,229	2,075	(154)	(7)
Fuel	1,668	1,212	(456)	(38)
Depreciation	976	947	(29)	(3)
Equipment and Other Rents	379	374	(5)	(1)
Total Expense	8,325	7,565	(760)	(10)
Operating Income	$3,418	$3,071	$347	11
Interest Expense	(552)	(557)	5	1
Other Income - Net	22	32	(10)	(31)
Income Tax Expense	(1,066)	(983)	(83)	(8)
Net Earnings	$1,822	$1,563	$259	17
Earnings Per Diluted Share:
Net Earnings	$1.67	$1.35	$0.32	24%
Operating Ratio	70.9%	71.1%		20 bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Fiscal Years (a)
	Volume			Revenue			Revenue Per Unit
	2011	2010	% Change	2011	2010	% Change	2011	2010	% Change
Agricultural
Agricultural Products	424	446	(5)%	$1,048	$1,056	(1)%	$2,472	$2,368	4%
Phosphates and Fertilizers	321	313	3	490	465	5	1,526	1,486	3
Food and Consumer	101	102	(1)	263	245	7	2,604	2,402	8
Industrial
Chemicals	462	461	—	1,596	1,485	8	3,455	3,221	7
Automotive	361	340	6	936	800	17	2,593	2,353	10
Metals	265	243	9	613	520	18	2,313	2,140	8
Housing and Construction
Emerging Markets	439	418	5	672	615	9	1,531	1,471	4
Forest Products	281	265	6	684	600	14	2,434	2,264	8
Total Merchandise	2,654	2,588	3	6,302	5,786	9	2,375	2,236	6
Coal	1,533	1,573	(3)	3,709	3,267	14	2,419	2,077	17
Intermodal(b)	2,289	2,223	3	1,434	1,291	11	626	581	8
Other	—	—	—	298	292	2	—	—	—
Total	6,476	6,384	1%	$11,743	$10,636	10%	$1,813	$1,666	9%

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

Phosphates and Fertilizers – Shipments of domestic fertilizers grew as farmers replenished inventories to improve crop yields as a result of higher anticipated crop prices.  Export demand was also strong with recovery in exports to Central and South America after the prior year's drought.  Shipments of phosphate rock, which is used to make fertilizer, grew as suppliers are stocking up in anticipation of a strong spring season.

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

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment and for terminal services at automotive facilities as well as professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expense increased by $154 million in 2011. The increase was primarily driven by the following:

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

Total assets increased $1.2 billion from prior year. Assets increased primarily due to the increase in net properties of $1.1 billion driven by planned capital spending.

Total liabilities and shareholders' equity increased $1.2 billion. Increases were from total net debt activity of $591 million mostly due to additional borrowings; higher deferred income tax liability of $495 million primarily related to the net impact of bonus depreciation on tax accruals; and stronger net earnings of $1.9 billion. Partially offsetting these increases were share repurchases of $734 million, dividends paid of $558 million and a pension plan contribution of $275 million.

Sources of Cash

The Company has multiple sources of cash.  First, the Company generates cash from operations.  In 2012, the Company generated $2.9 billion of cash from operating activities which decreased $545 million from prior year.  This decrease was primarily driven by a contribution to the Company's qualified pension plans and higher payments for income taxes as well as payments related to the ratification of labor agreements in 2012. In 2011, the Company generated $3.5 billion of cash from operating activities which represented a $230 million increase from the prior year, driven by higher earnings.

Second, CSX has access to numerous financing sources including a $1 billion five-year unsecured revolving credit facility that expires in September 2016.  As of the date of this filing, the Company has no outstanding balances under this facility.  See Note 9, Debt and Credit Agreements for more information.

CSX filed its shelf registration statement with the SEC on February 15, 2013.   This shelf registration statement is unlimited as to amount and may be used, subject to market conditions and CSX Board authorization, to issue debt or equity securities at CSX’s discretion. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.

CSX CORPORATION
PART II

Uses of Cash

CSX continued to invest in its business to create long-term value for shareholders.  In 2012, net cash used in investing activities was driven by $2.3 billion of property additions, which was consistent with the prior year. In 2011, net cash used in investing activities was also driven by $2.3 billion of property additions which increased $457 million from prior year.

 The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2012	2011	2010
Track	$792	$785	$777
Bridges, Signals and Other	429	421	475
Total Infrastructure	1,221	1,206	1,252
Freight Cars	288	373	157
Capacity and Commercial Facilities	218	264	258
Regulatory (including PTC)	270	210	133
Locomotives	178	142	25
Public-Private Partnerships - net (a)	166	102	15
Total Capital Expenditures (a)	2,341	2,297	1,840

(a)
Total capital expenditures shown above include investments related to reimbursable public-private partnerships. These investments of $166 million, $102 million and $15 million in 2012, 2011 and 2010, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

Planned capital investments for 2013 are $2.3 billion, including expected spending of approximately $325 million for Positive Train Control ("PTC"). This amount excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year. Over half of the 2013 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars, high return projects that drive growth and productivity such as intermodal terminal capacity and major track expansion along the River Line between northern New Jersey and the Albany, N.Y., region. CSX intends to fund capital investments through cash generated from operations.

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending life-to-date through 2012 was approximately $585 million.

In addition to capital investments, the Company uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders.  In 2012, net cash used in financing activities was $668 million, which was a decrease in spending of $745 million. Share repurchases were lower by $830 million and partially offsetting this were higher dividend payments of $78 million as a result of an increase in the quarterly dividend to $0.14 per share in second quarter 2012.

CSX CORPORATION
PART II

In 2011, net cash used in financing activities was $1.4 billion which increased $186 million from the prior year primarily as a result of $1.6 billion of share repurchases partially offset by net debt in 2011. CSX paid dividends of $480 million in 2011, which was $108 million more than prior year. This increase was due to an increase in the quarterly dividend to $0.09 per share at the beginning of 2011 and then to $0.12 in second quarter 2011.

CSX is continually evaluating market and regulatory conditions that could affect the Company’s ability to generate sufficient returns on capital investments.  CSX may revise its future estimates for capital spending as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations.  Although new legislation or regulations could have a material adverse effect on the Company’s operations and financial performance in the future (see Risk Factors under Item 1A of this Form 10-K), it is too early to predict the manner or severity of such impact.

Liquidity and Working Capital

Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with $1.4 billion of cash, cash equivalents and short-term investments.  CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. Additionally in 2012, CSX issued a total of $1.1 billion of new long-term debt. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 9, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in December 2013. The Company's intention is to continue to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $174 million and $248 million at December 2012 and 2011, respectively.  This lower surplus since the prior year is primarily due to reclassification of current portion of long-term debt that will mature within a year This decline was offset by payments made for incentive compensation and other labor and fringe liabilities as well as for short-term debt paid. Also, see sources and uses of cash description above.

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

The cost and availability of unsecured financing are materially affected by CSX's credit ratings. CSX's credit ratings have improved during 2012. Currently, CSX is rated BBB with a positive outlook by S&P and Baa2 with a stable outlook by Moody's, compared to a rating of BBB with a stable outlook by S&P and Baa3 with a positive outlook by Moody's at December 2011.  Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt.  In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other commitments:

Type of Obligation	2013	2014	2015	2016	2017	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$780	$527	$629	$22	$631	$7,243	$9,832
Interest on Debt	566	529	480	459	437	5,860	8,331
Purchase Obligations (See Note 7)	559	406	306	271	252	1,887	3,681
Other Post-Employment Benefits (See Note 8) (a)	56	55	53	51	50	223	488
Operating Leases - Net (See Note 7) (b)	45	70	35	32	28	140	350
Agreements with Conrail (b)	26	26	25	25	24	162	288
Public-Private Partnerships (See Note 6) (c)	146	3	2	2	2	10	165
Total Contractual Obligations	$2,178	$1,616	$1,530	$862	$1,424	$15,525	$23,135
Other Commitments (d)	$127	—	—	—	—	—	$127

(a)
Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.

(b)
Agreements with Conrail represent minimum future lease payments of $282 million under the shared asset area agreements as well as $6 million for freight cars and locomotives (see Note 12, Related Party Transactions). These amounts plus total operating leases-net of $350 million above equals total net lease commitments of $638 million disclosed in Note 7, Commitments and Contingencies.

(c)	Public-Private Partnerships primarily include contractual commitments to the state of Florida resulting from the sale of a portion of the Company's track.

(d)
Other commitments of $127 million consisted of surety bonds, letters of credit and uncertain tax positions.  Surety bonds of $69 million and letters of credit of $34 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $24 million which include interest and penalties are all included in year 2013. The year of settlement cannot be reasonably estimated, however, the Company believes at least $3 million of these unrecognized tax benefits will be resolved in the next 12 months.

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

As of December 2012, the Company had $325 million in casualty reserves.  See below for details regarding changes in estimate for casualty reserves.

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

During 2012 and 2011, there were no significant changes in estimates in personal injury reserves. Adjustments to the reserves are included in materials, supplies and other in the consolidated income statements.

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

The third-party specialists analyze CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves.  The potentially exposed population is estimated by using CSX employment records and industry data.  From this analysis, the third-party specialists provide an estimate of the IBNR claims liability.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

The estimated future filing rates and estimated average claim values are the most sensitive assumptions for these reserves.  A 1% increase or decrease in either the forecasted number of occupational and asbestos IBNR claims or the average claim values would result in approximately a $1 million increase or decrease in the liability recorded for unasserted occupational and asbestos claims.

During 2012 and 2011, there were no significant changes in estimates recorded to adjust occupational or asbestos reserves. Adjustments in reserves are included in materials, supplies and other in the consolidated income statements.

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 248 environmentally impaired sites.   Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

As of December 2012, the Company had $88 million in environmental reserves.  These recorded liabilities for estimated future environmental costs are undiscounted and include future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but exclude any anticipated insurance recoveries.  Based on the review process, the Company has recorded amounts to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are estimable and probable.  Payments related to these liabilities are expected to be made over the next several years.  Environmental remediation costs are included in materials, supplies and other on the consolidated income statements.

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reasonably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund the current remedial actions.

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
Pension and Post-retirement Medical Plan Accounting

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2012, the projected benefit obligation for the Company’s pension plans was $3.0 billion. During the first quarter 2012, the Company made a contribution of $275 million to its qualified pension plans, of which $25 million was the required minimum contribution.

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

The Company engages independent, external actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  The Company reviews the discount rates, long-term rate of return on plan assets, salary scale inflation rates and other assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends as appropriate.

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

The discount rates used by the Company to value its 2012 pension and post-retirement obligations are 3.75% and 3.20%, respectively.   For 2011, the discount rate used by the Company to value its pension and post-retirement obligations was 4.75% and 4.25%, respectively.  Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan.  As of December 2012, the estimated duration of pensions and post-retirement benefits is approximately 12 years and 8 years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates.  In general, if interest rates decline or rise, the assumed discount rates will change.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets

The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its pension obligation was 7.75% and 8% in 2012 and 2011, respectively.

Salary Scale Inflation Rates

Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 3.75% and 4% to value its 2012 and 2011 pension obligations, respectively.

Other Assumptions

The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age.  These assumptions are based upon historical data, recent plan experience and industry trends and are selected by management.

2013 Estimated Pension and Post-retirement Expense

Net pension and post-retirement benefits expense for 2013 is expected to be approximately $95 million and $29 million, respectively, compared to $81 million and $28 million, respectively, in 2012.  The increase in the pension expense is primarily related to additional amortization of the actuarial losses incurred by the pension plan and the decrease in the discount rate (which causes expense to increase), partially offset by the return on discretionary contributions made during 2012.

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries and health care costs on the 2012 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB

Discount Rate 1% change	$21	$2
Long-term Rate of Return 1% change	$21	N/A
Salary Inflation 1% change	$10	N/A

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Depreciation Policies for Assets Utilizing the Group-Life Method

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise over 85% of total fixed assets of $35 billion on a gross basis at December 2012. All other assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management's assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires depreciation studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

Changes in asset service lives due to the results of the depreciation studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

There are several factors taken into account during the depreciation study and they include:

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized.  As individual assets within a specific group are retired, resulting gains and losses are recorded in accumulated depreciation.  As part of the depreciation study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining service life of the asset group until the next required depreciation study. Since the overall assumption with group-life is that the assets within the group on average have the same service life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

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

Recent experience with depreciation studies has resulted in depreciation rate changes which did not materially affect the Company’s annual depreciation expense of $1.1 billion and $1 billion for 2012 and 2011, respectively.  A 1% change in the average life of all group-life assets would result in an approximate $10 million change to the Company’s annual depreciation expense.  In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets. Additionally, in 2009, the Company completed a depreciation study for its equipment assets. These studies resulted in an annual net reduction in depreciation expense which were not considered material to the consolidated financial statements.

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

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2010.  The federal income tax return for 2011 currently is under review.  During 2012, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2012.  Management believes an adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.   As of December 2012, the Company’s uncertain tax positions were $24 million.

CSX CORPORATION
PART II

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

At December 2012, CSX had $25 million of floating rate debt obligations outstanding.  A 1% fluctuation in interest rates on these notes would cause less than a $1 million change in interest expense. This amount was determined by considering the impact of a hypothetical interest rate fluctuation on the balances of our floating rate debt at December 28, 2012.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	55

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	56
December 28, 2012
December 30, 2011
December 31, 2010

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	57
December 28, 2012
December 30, 2011
December 31, 2010

Consolidated Balance Sheets as of:	58
December 28, 2012
December 30, 2011

Consolidated Cash Flow Statements for Fiscal Years Ended:	59
December 28, 2012
December 30, 2011
December 31, 2010

Consolidated Statements of Changes in Shareholders' Equity:	60
December 28, 2012
December 30, 2011
December 31, 2010

Notes to Consolidated Financial Statements	61

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation as of December 28, 2012 and December 30, 2011, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 28, 2012.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation at December 28, 2012 and December 30, 2011, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 28, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation's internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 19, 2013

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2012	2011	2010

Revenue	$11,756	$11,743	$10,636
Expense
Labor and Fringe	3,020	3,073	2,957
Materials, Supplies and Other	2,156	2,229	2,075
Fuel	1,672	1,668	1,212
Depreciation	1,059	976	947
Equipment and Other Rents	392	379	374
Total Expense	8,299	8,325	7,565

Operating Income	3,457	3,418	3,071

Interest Expense	(566)	(552)	(557)
Other Income - Net (Note 10)	73	22	32
Earnings Before Income Taxes	2,964	2,888	2,546

Income Tax Expense (Note 11)	(1,105)	(1,066)	(983)
Net Earnings	$1,859	$1,822	$1,563

Per Common Share (Note 2)
Net Earnings Per Share, Basic
Net Earnings	$1.79	$1.68	$1.37

Net Earnings Per Common Share, Assuming Dilution
Net Earnings	$1.79	$1.67	$1.35

Average Common Shares Outstanding (Millions)	1,038	1,083	1,143

Average Common Shares Outstanding,
Assuming Dilution (Millions)	1,040	1,089	1,154

Cash Dividends Paid Per Common Share	$0.54	$0.45	$0.33

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2012	2011	2010
Net Earnings	$1,859	$1,822	$1,563
Other Comprehensive (Loss) Income, Net of Tax:
Pension and Other Post-Employment Benefits	(52)	(88)	26
Other	(9)	(16)	12
Total Other Comprehensive (Loss) Income	(61)	(104)	38
Comprehensive Earnings (Note 14)	$1,798	$1,718	$1,601

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2012	2011

ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$784	$783
Short-term Investments	587	523
Accounts Receivable - Net (Note 1)	962	1,000
Materials and Supplies	274	240
Deferred Income Taxes	119	182
Other Current Assets	75	78
Total Current Assets	2,801	2,806

Properties	35,279	33,704
Accumulated Depreciation	(9,229)	(8,730)
Properties - Net (Note 6)	26,050	24,974

Investment in Conrail (Note 12)	695	678
Affiliates and Other Companies	511	493
Other Long-term Assets	514	393
Total Assets	$30,571	$29,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,014	$1,018
Labor and Fringe Benefits Payable	468	541
Casualty, Environmental and Other Reserves (Note 5)	140	167
Current Maturities of Long-term Debt (Note 9)	780	507
Income and Other Taxes Payable	85	129
Other Current Liabilities	140	196
Total Current Liabilities	2,627	2,558

Casualty, Environmental and Other Reserves (Note 5)	337	352
Long-term Debt (Note 9)	9,052	8,734
Deferred Income Taxes (Note 11)	8,096	7,601
Other Long-term Liabilities	1,457	1,631
Total Liabilities	21,569	20,876

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	1,020	1,049
Other Capital	28	6
Retained Earnings (Note 1)	8,876	8,275
Accumulated Other Comprehensive Loss (Note 14)	(936)	(875)
Noncontrolling Minority Interest	14	13
Total Shareholders' Equity	9,002	8,468
Total Liabilities and Shareholders' Equity	$30,571	$29,344

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2012	2011	2010

OPERATING ACTIVITIES
Net Earnings	$1,859	$1,822	$1,563
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,059	976	947
Deferred Income Taxes	592	609	474
Contributions to Qualified Pension Plans (Note 8)	(275)	—	—
(Gain) Loss on Property Dispositions	(166)	(25)	21
Other Operating Activities	(64)	(10)	31
Changes in Operating Assets and Liabilities:
Accounts Receivable	67	(59)	38
Other Current Assets	(32)	(23)	(22)
Accounts Payable	(3)	70	58
Income and Other Taxes Payable	(17)	96	28
Other Current Liabilities	(74)	35	123
Net Cash Provided by Operating Activities	2,946	3,491	3,261

INVESTING ACTIVITIES
Property Additions	(2,341)	(2,297)	(1,840)
Purchase of Short-term Investments	(633)	(492)	—
Proceeds from Sales of Short-term Investments	581	74	41
Proceeds from Property Dispositions	186	240	108
Other Investing Activities	(70)	(112)	(80)
Net Cash Used in Investing Activities	(2,277)	(2,587)	(1,771)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	1,100	1,200	800
Long-term Debt Repaid (Note 9)	(508)	(605)	(113)
Dividends Paid	(558)	(480)	(372)
Stock Options Exercised (Note 4)	14	29	42
Shares Repurchased	(734)	(1,564)	(1,452)
Other Financing Activities	18	7	(132)
Net Cash Used in Financing Activities	(668)	(1,413)	(1,227)

Net Increase (Decrease) in Cash and Cash Equivalents	1	(509)	263

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	783	1,292	1,029
Cash and Cash Equivalents at End of Period	$784	$783	$1,292

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$592	$574	$564
Income Taxes Paid	$506	$359	$421

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding(Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Noncontrolling Interest	Total Shareholders' Equity
Balance December 25, 2009	1,180,380	$473	$9,090	$(809)	$14	$8,768
Comprehensive Earnings:
Net Earnings	—	—	1,563	—	—	1,563
Other Comprehensive Income	—	—	—	38	—	38
Total Comprehensive Earnings						1,601
Common stock dividends, $0.33 per share	—	—	(372)	—	—	(372)
Share Repurchases	(80,031)	(255)	(1,197)	—	—	(1,452)
Bond Conversions (Note 2)	2,211	19	—	—	—	19
Stock Option Exercises and Other	8,466	133	3	—	—	136
Balance December 31, 2010	1,111,026	370	9,087	(771)	14	8,700
Comprehensive Earnings:
Net Earnings	—	—	1,822	—	—	1,822
Other Comprehensive Loss	—	—	—	(104)	—	(104)
Total Comprehensive Earnings						1,718
Common stock dividends, $0.45 per share	—	—	(480)	—	(1)	(481)
Share Repurchases	(67,406)	590	(2,154)	—	—	(1,564)
Bond Conversions (Note 2)	675	5	—	—	—	5
Stock Option Exercises and Other	4,862	90	—	—	—	90
Balance December 30, 2011	1,049,157	1,055	8,275	(875)	13	8,468
Comprehensive Earnings:
Net Earnings	—	—	1,859	—	—	1,859
Other Comprehensive Loss	—	—	—	(61)	—	(61)
Total Comprehensive Earnings						1,798
Common stock dividends, $0.54 per share	—	—	(558)	—	1	(557)
Share Repurchases	(34,088)	(34)	(700)	—	—	(734)
Bond Conversions (Note 2)	155	1	—	—	—	1
Stock Option Exercises and Other	5,261	26	—	—	—	26
Balance December 28, 2012	1,020,485	$1,048	$8,876	$(936)	$14	$9,002

(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax.  The associated taxes were $498 million, $466 million and $413 million for 2012, 2011 and 2010, respectively. For additional information see Note 14, Other Comprehensive Income.

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

The Company’s annual average number of employees was approximately 32,000 in 2012, which includes approximately 27,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business

During 2012, CSXT’s transportation services generated $11.8 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.7 million carloads and generated approximately 57% of revenue and 42% of volume in 2012. The Company’s merchandise business is the most diverse market and transports aggregates (which includes crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped 1.3 million carloads and accounted for 27% of revenue and 20% of volume in 2012.  The Company transports domestic coal to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Half of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 14% of revenue and 38% of volume in 2012. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Other revenue accounted for approximately 2% of the Company’s total revenue in 2012.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of CSX and its subsidiaries at December 28, 2012 and December 30, 2011, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2012, 2011 and 2010.

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

Fiscal years 2012 and 2011 each consisted of 52 weeks ending on December 28, 2012 and December 30, 2011 respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.

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

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $36 million and $43 million is included in the consolidated balance sheets as of December 2012 and December 2011, respectively.

Materials and Supplies

Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Goodwill

Goodwill represents purchase price in excess of fair value and is related to affiliates of CSXT, primarily P&L Transportation, Inc. Goodwill of $64 million is recorded in other long-term assets in the consolidated balance sheets as of December 2012 and 2011.

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
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

The certain key estimates included in the recognition and measurement of revenue and related accounts receivable under the policies described above are as follows:

•
revenue associated with shipments in transit, which are based on historical freight car movement data as well as average cycle times to move commodities and products from their origin to their final destination or interchange;

•	adjustments to revenue for billing corrections, billing discounts and bad debts or to accounts receivable for allowances for doubtful accounts;

•	adjustments to revenue for overcharge claims filed by customers, which are based on historical cash paid to customers for rate overcharges as a percentage of total billing;

•
incentive-based refunds to customers, which are primarily based on customers achieving certain volume thresholds and are recorded as a reduction to revenue on the basis of management’s best estimate of the projected liability  (this estimate is based on historical activity, current volume levels and a forecast of future volume).

The Company regularly updates the estimates described above based on historical experience and current conditions.  All other revenue, such as demurrage, switching and other incidental charges are recorded upon completion of the service. Amounts received for customer volume commitments not met are recorded upon the completion of the contract term.

New Accounting Pronouncements

In 2011, the FASB issued an Accounting Standards Update to the Comprehensive Income Topic in the ASC aimed at increasing the prominence of items reported in other comprehensive income in the financial statements. This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement. Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity. In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income. This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income. This requirement became effective for CSX beginning with the first quarter 2012 10-Q filing. CSX has elected to present comprehensive income in two separate statements. This update requires retrospective application for all periods presented.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period.  Actual results may differ from those estimates.  Critical accounting estimates using management judgment are made for the following areas:

•	casualty, environmental and legal reserves (see Note 5, Casualty, Environmental and Other Reserves);

•	pension and post-retirement medical plan accounting (see Note 8, Employee Benefit Plans);

•	depreciation policies for assets under the group-life method (see Note 6, Properties); and

•	income taxes (see Note 11, Income Taxes).

Other Items - Share Repurchases

In 2012, CSX repurchased a total of $734 million of common stock, completing all share repurchases under the $2 billion share repurchase program announced in May 2011. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2012	2011	2010
Numerator (Dollars in Millions):
Net Earnings	$1,859	$1,822	$1,563
Dividend Equivalents on Restricted Stock	1	1	—
Net Earnings, Attributable to Common Shareholders	$1,860	$1,823	$1,563

Denominator (Units in Millions):
Average Common Shares Outstanding	1,038	1,083	1,143
Other Potentially Dilutive Common Shares (a)	2	6	11
Average Common Shares Outstanding, Assuming Dilution	1,040	1,089	1,154

Net Earnings Per Share, Basic	$1.79	$1.68	$1.37
Net Earnings Per Share, Assuming Dilution	$1.79	$1.67	$1.35

(a)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a long-term management incentive compensation plan.

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During 2012 and 2011, $2 million and $6 million, respectively, of face value convertible debentures were converted into approximately 155 thousand shares and 675 thousand shares of CSX common stock, respectively.  As of December 2012, approximately $2 million of convertible debentures at face value remained outstanding, which are convertible into 245 thousand shares of CSX common stock.

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2012
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	1,020

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

The Compensation-Stock Compensation Topic in the ASC requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $37 million, $35 million and $38 million for fiscal years 2012, 2011 and 2010, respectively.

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

	Fiscal Years
(Dollars in Millions)	2012	2011	2010
Share-Based Compensation Expense	$14	$30	$62
Income Tax Benefit	$5	$11	$24

Stock Options

Stock options have not been granted since 2003. As of December 2012, there were 270 current or former employees with stock options outstanding under the CSX Omnibus Incentive Plan (the “Omnibus Plan”).  Outstanding stock options were granted with 10-year terms and all are fully vested and exercisable; therefore, there is no current or future expense related to these options.  The exercise price for options granted equals the market price of the underlying stock on the grant date.  A summary of CSX's stock option activity and related information for the fiscal years 2012, 2011 and 2010 is as follows:

	Fiscal Years
	2012		2011		2010
	Options Outstanding (Thousands)	Weighted- Average Exercise Price	Options Outstanding (Thousands)	Weighted- Average Exercise Price	Options Outstanding (Thousands)	Weighted- Average Exercise Price
Outstanding & Exercisable at Beginning of Year	4,145	$5.64	9,111	$5.82	16,233	$5.87
Expired or Cancelled	(15)	$6.36	(27)	$6.44	(6)	$6.10
Exercised	(2,458)	$5.83	(4,939)	$5.96	(7,116)	$5.93

Outstanding & Exercisable at End of Year	1,672	$5.36	4,145	$5.64	9,111	$5.82

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The following table summarizes information about stock options outstanding at December 2012:

			Number Outstanding	Weighted- Average Remaining Contractual	Weighted- Average Exercise	Aggregate Intrinsic Value
Exercise Price			(Thousands)	Life	Price	(Millions)
$5	to	$10	1,672	4 months	$5.36	$24

The aggregate intrinsic value represents the amount employees would have received if the options were exercised as of December 28, 2012 at a closing market price of $19.43.  The total intrinsic value of options exercised for fiscal years ended 2012, 2011, and 2010 was $37 million, $84 million, and $88 million, respectively. This value represents the value realized by current and former employees who exercised options.

Restricted Stock Grants

Restricted stock grants consist of units and awards. Restricted stock units are granted as part of the Company's long-term incentive plan, with each unit being equivalent to one share of CSX stock and vest over three years.  Restricted stock awards generally vest over an employment period of up to five years. The following table provides information about outstanding restricted stock units and awards combined.  As of December 2012, unrecognized compensation expense for these awards and units was approximately $14 million, which will be expensed over a weighted-average remaining period of two years.

	Fiscal Years
	2012	2011	2010
Restricted Stock Units and Awards Outstanding (Thousands)(a)	1,353	1,572	1,173
Weighted-Average Fair Value at Grant Date	$21.38	$16.91	$13.67
Restricted Stock Units and Awards Expense (Millions)(a)	9	7	4
Unvested Restricted Stock Units and Awards Outstanding (Thousands)	629	678	702
Weighted-Average Fair Value of Unvested Units and Awards Outstanding	$22.48	$20.93	$14.69

(a)  Time-based restricted stock units were granted to key members of management and executives under the respective Long-term Incentive Plans in the amount of 433,000, 361,000, and 402,000 in 2012, 2011, and 2010, respectively, as described below.  These units vest over three years, therefore only a partial amount of expense was recognized in 2012, 2011, and 2010, respectively.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

In May of 2010, 2011 and 2012, target performance units were granted to key members of management and executives under three separate LTIP plans covering three-year cycles: the 2010-2012 (“2012 LTIP”), 2011-2013 (“2013 LTIP”) and 2012-2014 (“2014 LTIP”) plans (collectively, the “Plans”). The key financial target for all three plans is operating ratio, which is defined as annual operating expenses divided by revenue, and excludes certain non-recurring items. The target grants were made in performance units, with each unit being equivalent to one share of CSX stock, and payouts will be made in CSX common stock.  Payouts to certain senior executive officers are subject to a reduction of up to 30% at the discretion of the Compensation Committee of the Board of Directors based upon Company performance against certain CSX strategic initiatives.  Total expense incurred due to long-term incentive plans was $3 million, $21 million and $56 million for fiscal years 2012, 2011 and 2010, respectively.

The 2012 plan ended on December 28, 2012, and CSX issued 189 thousand net shares in January 2013 as a result of the achievement of applicable performance targets for the three preceding fiscal years.

As part of the 2013 and 2014 plans, 361 thousand and 433 thousand time-based restricted stock units, respectively, were granted.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are not based upon CSX’s attainment of operational targets.  The restricted stock units and expenses are included in the information as shown in the table above.

	LTIP Plan (Plan Ended In)
	2012	2013	2014
Number of target units outstanding (Thousands)(a)	1,182	1,079	1,311
Weighted-average fair value at grant date (a)	$18.27	$25.67	$21.98
Payout Range	0% - 200%	0% - 200%	0% - 200%

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

As of December 2012, there was $22 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately two years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

	LTIP Plan (Plan Ended In)			Weighted-Average Fair Value at Grant Date
(Units Outstanding, in Thousands)	2012	2013	2014
Unvested at December 31, 2010	1,103	—	—	$17.94
Granted in 2011	41	1,111	—	25.02
Forfeited in 2011	—	(97)	—	(25.71)
Unvested at December 30, 2011	1,144	1,014	—	22.05

Granted in 2012	38	65	1,325	21.80
Forfeited in 2012	—	—	(14)	(22.08)
Vested at December 28, 2012	1,182	—	—	18.27
Unvested at December 28, 2012	—	1,079	1,311	$23.84

Stock Awards for Directors

CSX’s non-management directors receive an annual retainer of $75,000 to be paid quarterly in cash, unless the director chooses to receive the retainer in the form of CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $150,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January.   The following table provides information about shares issued to directors.

	Fiscal Years
	2012	2011	2010
Shares Issued to Directors (Thousands)	102	93	114
Expense (Millions)	$2	$2	$2
Weighted Average Grant Date Stock Price	$21.92	$23.46	$15.16

The directors may elect to defer receipt of their fees, in accordance with Internal Revenue Code Section 409A.  Deferred cash amounts were credited to an account and invested in a choice of eight investment selections, including a CSX common stock equivalent fund.  Distributions are made in accordance with elections made by the directors, consistent with the terms of the Directors' Deferred Compensation Plan.

Shareholder Dividend Reinvestment Plan

In 2012, CSX transitioned the Shareholder Dividend Reinvestment Plan to a bank-sponsored plan.  Shareholders may continue to use dividends paid on CSX common stock held in the plan to purchase additional shares of stock; however, CSX is no longer required to reserve shares for issuance under this plan.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves(b)	Total
Balance December 25, 2009	$459	$97	$65	$621
Charged to Expense	70	36	31	137
Change in Estimate(a)	(49)	—	—	(49)
Payments	(105)	(26)	(37)	(168)
Balance December 31, 2010	$375	$107	$59	$541
Charged to Expense	68	23	41	132
Payments	(71)	(47)	(36)	(154)
Balance December 30, 2011	$372	$83	$64	$519
Charged to Expense	51	35	36	122
Payments	(98)	(30)	(36)	(164)
Balance December 28, 2012	$325	$88	$64	$477

(a)	Change in estimate in 2010 is the result of continued safety improvements and decreasing claim trends for both personal injury and occupational injuries.

(b)	Separation liabilities and freight rate dispute reserves have been reclassified to other current liabilities and other long-term liabilities.

These reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	December 2012			December 2011
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$75	$158	$233	$93	$168	$261
Occupational	5	31	36	6	37	43
Asbestos	8	48	56	11	57	68
Total Casualty	$88	$237	$325	$110	$262	$372
Environmental	33	55	88	31	52	83
Other	19	45	64	26	38	64
Total	$140	$337	$477	$167	$352	$519

These liabilities are accrued when estimable and probable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ.  The final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items individually, when finally resolved, will have a material effect on the Company's financial condition, results of operations or liquidity.  Should a number of these items occur in the same period, however, they could have a material effect on the Company's financial condition, results of operations or liquidity in that particular period.

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

During 2012 there were no significant changes in estimate recorded to adjust casualty reserves. Additionally, casualty expenses during 2012 declined as a result of the Company's continued safety improvements. During 2011, there were also no significant changes in estimate recorded to adjust casualty reserves. During 2010, the Company reduced casualty reserves by $49 million, resulting in an after-tax effect on earnings from continuing operations and net earnings of $30 million and an after-tax effect on earnings per share of $0.03.

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

CSXT retains an independent actuarial firm to assist management in assessing the value of personal injury claims.  An analysis is performed by the independent actuarial firm quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. During 2012 and 2011, there were no significant changes in estimate of personal injury reserves.

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

The third party specialists analyze CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves.  The potentially exposed population is estimated by using CSX’s employment records and industry data. From this analysis, the third-party specialists provide an estimate of the IBNR claims liability.

Undiscounted liabilities recorded related to occupational and asbestos claims were as follows:

	December	December
(Dollars in Millions)	2012	2011
Occupational:
Incurred but not reported claims	$24	$26
Asserted claims	12	17
Total liability	$36	$43

Asbestos:
Incurred but not reported claims	$37	$42
Asserted claims	19	26
Total liability	$56	$68

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

During 2012 and 2011, there were no significant changes in estimate of occupational or asbestos reserves. A summary of occupational and asbestos claims activity is as follows:

	Fiscal Years
	2012	2011
Asserted Claims
Open Claims - Beginning of Year	746	1,376
New Claims Filed	160	224
Claims Settled	(154)	(370)
Claims Dismissed	(229)	(484)
Open Claims - End of Year	523	746

Environmental

The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 248 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies.  In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reasonably estimated.  Based upon information currently available, however, the Company believes its environmental reserves are adequate to fund the current remedial actions.

Other

Other reserves of $64 million for 2012 and 2011 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.  Separation liabilities and freight rate dispute reserves have been reclassified to other current liabilities and other long-term liabilities, which were not considered material to the consolidated financial statements.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
December 2012	Cost	Depreciation	Value	Rate (a)	Method	Life
Road
Rail and Other Track Material	$6,177	$(1,131)	$5,046	2.9%	Group Life
Ties	4,287	(861)	3,426	4.0%	Group Life
Grading	2,407	(414)	1,993	1.5%	Group Life
Ballast	2,528	(624)	1,904	2.8%	Group Life
Bridges, Trestles, and Culverts	1,962	(224)	1,738	1.6%	Group Life
Signals and Interlockers	1,787	(302)	1,485	3.4%	Group Life
Buildings	926	(316)	610	2.5%	Group Life
Other	3,345	(1,281)	2,064	4.7%	Group Life
Total Road	$23,419	$(5,153)	$18,266			6-80 Years
Equipment
Locomotive	$4,747	$(2,079)	$2,668	3.6%	Group Life
Freight Cars	3,088	(1,119)	1,969	3.1%	Group Life
Work Equipment and Other	1,466	(810)	656	7.1%	Group Life
Total Equipment	$9,301	$(4,008)	$5,293			5-38 Years
Land	1,745	—	1,745	N/A	N/A	N/A
Construction In Progress	602	—	602	N/A	N/A	N/A
Other	212	(68)	144	N/A	Straight Line	4-30 Years
Total Properties	$35,279	$(9,229)	$26,050

(a)
Composite depreciation rates, which are used in group-life depreciation, apply to railroad assets which account for more than 85% of total properties.  All other property is depreciated on a straight-line basis over the asset’s useful life.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
December 2011	Cost	Depreciation	Value	Rate (a)	Method	Life
Road
Rail and Other Track Material	$5,949	$(1,021)	$4,928	2.7%	Group Life
Ties	4,126	(868)	3,258	3.7%	Group Life
Grading	2,379	(382)	1,997	1.3%	Group Life
Ballast	2,446	(610)	1,836	2.5%	Group Life
Bridges, Trestles, and Culverts	1,887	(195)	1,692	1.4%	Group Life
Signals and Interlockers	1,680	(198)	1,482	3.3%	Group Life
Buildings	874	(342)	532	2.5%	Group Life
Other	3,038	(1,273)	1,765	3.0%	Group Life
Total Road	$22,379	$(4,889)	$17,490			6-80 Years
Equipment
Locomotive	4,455	(1,960)	2,495	3.5%	Group Life
Freight Cars	2,821	(1,095)	1,726	3.5%	Group Life
Work Equipment and Other	1,345	(746)	599	7.3%	Group Life
Total Equipment	$8,621	$(3,801)	$4,820			5-35 Years
Land	1,832	—	1,832	N/A	N/A	N/A
Construction In Progress	728	—	728	N/A	N/A	N/A
Other	144	(40)	104	N/A	Straight Line	4-30 Years
Total Properties	$33,704	$(8,730)	$24,974

(a)
Composite depreciation rates, which are used in group-life depreciation, apply to railroad assets which account for more than 85% of total properties.  All other property is depreciated on a straight-line basis over the asset’s useful life.

Railroad Assets

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method of accounting comprise over 85% of total fixed assets of $35 billion on a gross basis as of December 2012.  All other depreciable assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires depreciation studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g. rail, ties and ballast) assets every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

The results of the depreciation study process determine the service lives for each asset group under the group-life method.  Road assets, including main-line track, have estimated service lives ranging from six years for system roadway machinery to 80 years for grading (construction of protection for the roadway, tracks and embankments).  Equipment assets, including locomotives and freight cars, have estimated service lives ranging from six years for technology assets to 38 years for work equipment.

Changes in asset service lives due to the results of the depreciation studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

There are several factors taken into account during the depreciation study and they include:

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

For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized.  As individual assets within a specific group are retired or disposed of, resulting gains and losses are recorded in accumulated depreciation.  As part of the depreciation study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining service life of the asset group until the next required depreciation study. Since the overall assumption with the group-life method of accounting is that the assets within the group on average have the same service life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

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

Equipment assets (such as locomotives and freight cars) are specifically identified.  When an equipment asset is retired that has been depreciated using the group-life method, the cost is reduced from the cost base and recorded in accumulated depreciation.

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).  Abnormal gains and losses were $104 million gain in 2012, $14 million gain in 2011 and $30 million loss in 2010.

Recent experience with depreciation studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $1.1 billion, $976 million, and $947 million for 2012, 2011, and 2010 respectively.  In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets. Additionally, in 2009, the Company completed a depreciation study for its equipment assets. These studies resulted in annual net reductions in depreciation expense which were not considered material to the consolidated financial statements.

Non-Railroad Assets

The majority of non-railroad property is depreciated using the straight-line method on a per asset basis.  The depreciable lives of this property are periodically reviewed by the Company and any changes are applied on a prospective basis.  Amortization expense recorded under capital leases is included in depreciation expense on the consolidated income statements.  For retirements or disposals of non-railroad depreciable assets and all dispositions of land, the resulting gains or losses are recognized in earnings at the time of disposal. During 2012, the Company recognized a gain of $57 million related to the sale of non-operating property, which is recognized in other income in the consolidated statements of income. These gains and losses were not material for any other period presented.

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

The primary cost in self-constructed track replacement work is labor.  CSXT engineering employees directly charge their labor to the track replacement project (the capitalized depreciable property). These employees concurrently perform deconstruction and installation of track material. Because of this concurrent process, CSX must estimate the amount of labor that is related to deconstruction versus installation.

Through analysis of CSXT’s track replacement process, CSX determined that approximately 20% of labor costs associated with track material installation is related to the deconstruction of old track and 80% is associated with the installation of new track.

Capital spending related to locomotives and freight cars comprises the second largest category of the Company’s capital assets.  This category includes purchase costs of locomotives and freight cars as well as certain equipment leases that are considered to be capital leases in accordance with the Leases Topic in the ASC.  In addition, costs to modify or rebuild these assets are capitalized if the spending incurred extends the asset’s service life or improves utilization.  Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment.

Routine repairs and maintenance costs, for all asset categories, are expensed as incurred.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Significant Property Disposition

In November 2011, the Company sold 61 miles of operating rail corridor to the Florida Department of Transportation. This corridor will be used by the state of Florida for its new commuter rail operation known as SunRail, which is expected to alleviate highway congestion. The Company intends to divert a portion of the corridor's existing rail traffic and relocate terminal operations to an adjacent rail corridor in Florida. As part of the transaction, the Company received $173 million in proceeds ($148 million in cash and a $25 million receivable, held in escrow and payable no later than April 2014) and up to $259 million in government grants. These grants are related to reimbursable capital expenditure projects in Florida and are recorded as a reduction of the carrying value of the related asset as received. This agreement also obligated the Company to invest a total of $500 million in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction within an eight year period following the transaction.

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
In accordance with the Real Estate Sales Topic in the ASC, the sale of real estate resulted in a deferred gain of $160 million. The deferred gain is recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $94 million and $14 million in 2012 and 2011, respectively. This gain is included in materials, supplies and other in the consolidated income statements. The deferred gain balance included in the consolidated balance sheets is in the table below.

	Deferred gain as of
(Dollars in Millions)	December 2012	December 2011
Current portion, included in Other Current Liabilities	$43	$95
Long term portion, included in Other Long-Term Liabilities	9	37
Total	$52	$132

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies

Lease Commitments

The Company has various lease agreements with other parties with terms up to 30 years.  Non-cancelable, long-term leases may include provisions for maintenance, options to purchase, and options to extend the terms.  The Company uses the straight-line method to recognize rent expense associated with operating leases that include escalations over their terms.

	Fiscal Years
(Dollars in Millions)	2012	2011	2010
Rent Expense on Operating Leases	$73	$68	$67

At December 2012, minimum rentals on land, buildings, track, equipment and commitments for vessels (utilized in a shipping business formerly owned by CSX) under operating leases are disclosed in the table below.  Also, payments to Conrail, Inc. ("Conrail") for leases on equipment and shared rail infrastructure are included in these amounts. (See Note 12, Related Party Transactions).

(Dollars in Millions)
	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2013	$103	$(32)	$71
2014	115	(19)	96
2015	60	—	60
2016	57	—	57
2017	52	—	52
Thereafter	302	—	302
Total	$689	$(51)	$638

Operating leases and sublease income include approximately $72 million and $47 million, respectively, relating to ongoing operating lease commitments for vessels and other, which have been subleased to Horizon Lines, Inc. (“Horizon”), a former subsidiary previously named CSX Lines.  On January 31, 2013, a lease buy out and closure arrangement was reached with Horizon Lines, Inc. which terminated CSX's commitments to these leases and corresponding sublease income.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

Purchase Commitments

CSXT has a commitment under a long-term maintenance program that currently covers 44% of CSXT’s fleet of locomotives.  The agreement is based on the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement will expire no earlier than 2031.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into or removed from service, or as required maintenance schedules are revised.  The table below includes both active and inactive locomotives covered under this agreement.

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2012	2011	2010
Amounts Paid	$287	$281	$252
Number of Locomotives	1,899	1,928	1,859

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

(Dollars in Millions)	Locomotive & Maintenance Payments	Other Commitments	Total
2013	$472	$87	$559
2014	347	59	406
2015	263	43	306
2016	257	14	271
2017	247	5	252
Thereafter	1,833	54	1,887
Total	$3,419	$262	$3,681

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

Legal

The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge, environmental and hazardous material exposure matters, FELA claims by employees, other personal injury or property claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these pending items will have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to approximately $20 million in aggregate at December 28, 2012. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

On June 21, 2012, the court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. On August 28, 2012, the Court of Appeals referred the petition to a merits panel, and directed that the parties to the case submit briefs addressing both the petition and the merits of the appeal. The District Court stayed dissemination of notice to members of the class certified pending the outcome of the appeal.

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

	Summary of Participants as of
	January 1, 2012
	Pension Plans	Post-retirement Medical Plan
Active Employees	4,993	2,488
Retirees and Beneficiaries	11,277	13,177
Other(a)	6,295	40
Total	22,565	15,705

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

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  During 2012, the Company made a contribution of $275 million to its qualified pension plans, of which $25 million was the required minimum contribution. At this time, the Company anticipates that no further contributions to its qualified pension plans will be required in 2013. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2013	$173	$41
2014	177	40
2015	178	38
2016	180	36
2017	181	34
2018-2022	916	143
Total	$1,805	$332

Plan Assets

The CSX Investment Committee (the “Investment Committee”), whose members were selected by the Chief Financial Officer and approved by the Chief Executive Officer, is responsible for oversight and investment of plan assets.  The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and that is updated periodically in consideration of plan or employee changes, or changing market conditions. These studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk. The current asset allocation targets 60% equity investments and 40% fixed income investments and cash.  Within equity, a further target is currently established for 40% of total plan assets in domestic equity and 20% in international equity.  These allocations are managed to be within 3% of the target distribution, with reallocations occurring quarterly.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are netted against the pension liabilities on the balance sheet.

	December 2012		December 2011
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,408	61%	$1,064	57%
Fixed Income	829	36	755	41
Cash and Cash Equivalents	57	3	31	2
Total	$2,294	100%	$1,850	100%

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

For detailed information regarding the fair value of pension assets, see Note 13, Fair Value Measurements.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status

Changes in benefit obligation and the fair value of plan assets for the 2012 and 2011 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2012	2011	2012	2011
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,806	$2,516	N/A	N/A
Projected Benefit Obligation	2,954	2,668	$415	$388

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,668	$2,487	$388	$383
Service Cost	44	40	4	2
Interest Cost	123	121	16	11
Plan Participants' Contributions	—	—	8	7
Plan Amendments	—	—	(1)	—
Actuarial Loss	274	175	43	32
Benefits Paid	(155)	(155)	(43)	(47)
Benefit Obligation at End of Plan Year	$2,954	$2,668	$415	$388

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$1,850	$1,851	$—	$—
Actual Return on Plan Assets	311	141	—	—
Qualified Employer Contributions	275	—	—	—
Non-qualified Employer Contributions	13	13	35	40
Plan Participants' Contributions	—	—	8	7
Benefits Paid	(155)	(155)	(43)	(47)
Fair Value of Plan Assets at End of Plan Year	$2,294	$1,850	—	—
Funded Status at End of Plan Year	$(660)	$(818)	$(415)	$(388)

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

In accordance with Compensation-Retirement Benefits Topic in the ASC, an employer must recognize the funded status of a pension or other post-retirement benefit plan by recording a liability (underfunded plan) or asset (overfunded plan) for the difference between the projected benefit obligation (or the accumulated post-retirement benefit obligation for a postretirement benefit plan) and the fair value of plan assets at the plan measurement date.  Amounts related to pension and post-retirement benefits recorded in other long-term assets, labor and fringe benefits payable and other long-term liabilities on the balance sheet are as follows:

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2012	2011	2012	2011
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$3	$—	$—	$—
Current Liabilities	(15)	(15)	(41)	(42)
Long-term Liabilities	(648)	(803)	(374)	(346)
Net Amount Recognized in
Consolidated Balance Sheet	$(660)	$(818)	$(415)	$(388)

(a)	Long-term assets relate to one of the qualified pension plans whose assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2012, the status of CSX plans only with a net liability is disclosed below. The total fair value of all plans as of December 2012 was $2,294 million, which includes the qualified pension plan with a net asset.

	Aggregate	Aggregate
(Dollars in Millions)	Fair Value	Projected
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$2,249	$(2,912)
Accumulated Benefit Obligation	$2,249	$(2,764)

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Net Benefit Expense

The following table describes the components of expense/(income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2012	2011	2010	2012	2011	2010
Service Cost	$44	$40	$41	$4	$2	$5
Interest Cost	123	121	122	16	11	20
Expected Return on Plan Assets	(166)	(157)	(165)	—	—	—
Amortization of Net Loss	82	71	58	9	7	7
Amortization of Prior Service Cost	—	—	—	(1)	(1)	—
Net Periodic Benefit Expense	$83	$75	$56	$28	$19	$32
Settlement Gain(a)	(2)	(2)	(2)	—	—	—
Total Expense	$81	$73	$54	$28	$19	$32

(a)
Settlement gains were recognized as one of the pension plan's lump-sum payments exceeded the sum of the service cost and interest cost recognized.  The gain is the recognition of a portion of its accumulated other comprehensive income related to that plan.

Pension and Other Post-Employment Benefits Adjustments

The following table shows the pre-tax change in other comprehensive loss (income) attributable to the components of net expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2012	2011	2012	2011
Recognized in the balance sheet
Losses	$130	$191	$43	$25
Prior service credits	$—	$—	$(1)	$—
Expense (Income) recognized in the income statement
Amortization of net losses (a)	$82	$71	$9	$7
Settlement gain	$(2)	$(2)	$—	$—
Amortization of prior service costs (b)	$—	$—	$(1)	$(1)

(a)
Amortization of net losses estimated to be expensed for 2013 is $101 million and $14 million for pension benefits and post-retirement benefits, respectively. The increase in the pension expense is largely related to the impact of decreasing discount rates and amortization of net losses.

(b)
Amortization of prior service costs estimated to be expensed in 2013 are less than $1 million for pension benefits. The estimated post-retirement benefits amount to be credited to expense for 2013 is $1 million.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

As of December 2012, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

	Pension Benefits	Post-retirement Benefits
Losses	$1,218	$135
Prior Service Costs (Credits)	1	(4)
Total	$1,219	$131

Assumptions

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

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2012	2011	2012	2011
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	8.00%	8.25%	N/A	N/A
Benefit Obligation at End of Plan Year	7.75%	8.00%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	4.75%	5.00%	4.25%	4.50%
Benefit Obligation at End of Plan Year	3.75%	4.75%	3.20%	4.25%

Salary Scale Inflation	3.75%	4.00%	N/A	N/A

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The net post-retirement benefit obligation for salaried, management personnel was determined using the following assumptions for the health care cost trend rate for medical plans. While it is expected that rates will decrease to 5% by 2018 for Medicare and 2020 for Non-Medicare eligible individuals, there may be yearly fluctuations. Additionally, there are cost differentials between Medicare and Non-Medicare eligible individuals which are reflected below.

	Post-retirement Benefits
	2012	2011
Health Care Cost Trend Rate:
Components of Benefit Cost: Non-Medicare Eligible	8.5%	8.5%
Components of Benefit Cost: Medicare Eligible	8.0%	8.0%
Benefit Obligations: Non-Medicare Eligible	8.5%	8.5%
Benefit Obligations: Medicare Eligible	8.0%	8.0%

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

Medicare Prescription Drug, Improvement and Modernization Act of 2003

As required by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”), the Company previously determined that its medical plan’s prescription drug benefit qualified for tax free federal reimbursements that would be paid under the Act. In 2011, the Company implemented a health reimbursement arrangement in lieu of the prescription drug plan. As a result, the Company is no longer eligible for tax free federal reimbursement benefits for prescription drug claims. The Company received $2 million in 2011 primarily related to the 2010 plan year.

Other Plans

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $46 million, $48 million and $45 million in 2012, 2011 and 2010, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $29 million, $28 million and $28 million for 2012, 2011 and 2010, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt was as follows:

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2012	2012	2012	2011
Notes	2013-2044	5.8%	$9,151	$8,486
Equipment Obligations(a)	2013-2023	7.2%	667	741
Capital Leases	2013-2026	11.1%	12	10
Convertible Debentures	2021	1.0%	2	4
Subtotal Long-term Debt (including current portion)			$9,832	$9,241
Less Debt Due within One Year			(780)	(507)
Long-term Debt (excluding current portion)			$9,052	$8,734

(a) These obligations are secured by an interest in certain railroad equipment.

For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

Debt Issuance

During 2012, CSX issued $300 million of 4.4% notes due 2043 and $800 million of 4.1% notes due 2044. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds for the $300 million issuance were used primarily in connection with a $275 million contribution to the Company's qualified pension plans and for general corporate purposes. The net proceeds from the $800 million issuance were also used for general corporate purposes.

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of
Fiscal Years Ending	December 2012
2013	$780
2014	527
2015	629
2016	22
2017	631
Thereafter	7,243
Total Long-term Debt Maturities (including current portion)	$9,832

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. At December 2012, CSX was in compliance with all covenant requirements under the facilities.

Receivables Securitization Facility

The Company's $250 million receivables securitization facility has a 364-day term and expires in December 2013. The Company's intention is to continue to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, LLC ("CSX Trade Receivables"), a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

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

	Fiscal Years
(Dollars in Millions)	2012	2011	2010
Interest Income	$5	$5	$6
Income from Real Estate Operations	81	25	30
Miscellaneous Expense	(13)	(8)	(4)
Total Other Income - Net	$73	$22	$32
Gross Revenue from Real Estate
Operations included above	$106	$51	$54

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes

Earnings before income taxes of $3.0 billion, $2.9 billion and $2.5 billion for fiscal years 2012, 2011 and 2010, respectively, represent earnings from domestic operations.

The breakdown of income tax expense between current and deferred is as follows:

(Dollars in Millions)	Fiscal Years
Current:	2012	2011	2010
Federal	$447	$353	$451
State	66	104	58
Subtotal Current	513	457	509

Deferred:
Federal	530	614	372
State	62	(5)	102
Subtotal Deferred	592	609	474
Total	$1,105	$1,066	$983

Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  During 2012, the effective income tax rate was impacted by a state legislative change and the resolution of other federal and state tax matters which caused the Company to record an income tax benefit of $20 million (which is included in the state income tax and other lines in the table below). The 2011 effective income tax rate was impacted primarily by several state legislative changes resulting in the recognition of a $14 million net benefit (which is included in the state income tax line in the table below). The 2010 effective income tax rate includes an income tax charge of $16 million related to the merger of the Company’s former Intermodal subsidiary with CSXT.

	Fiscal Years
(Dollars In Millions)	2012		2011		2010
Federal Income Taxes	$1,037	35.0%	$1,011	35.0%	$891	35.0%
State Income Taxes	80	2.7%	63	2.2%	85	3.4%
Corporate Reorganization	—	—%	—	—%	16	0.6%
Other	(12)	(0.4)%	(8)	(0.3)%	(9)	(0.4)%
Income Tax Expense/Rate	$1,105	37.3%	$1,066	36.9%	$983	38.6%

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11. Income Taxes, continued

The significant components of deferred income tax assets and liabilities include:

	2012		2011
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$249	$—	$300	$—
Other Employee Benefit Plans	292	—	309	—
Accelerated Depreciation	—	8,544	—	8,148
Other	278	252	354	234
Total	$819	$8,796	$963	$8,382
Net Deferred Income Tax Liabilities		$7,977		$7,419

 The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense; and

•	Accumulated other comprehensive loss: and

•	Other capital adjustments.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  CSX participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2012.  Federal examinations of original federal income tax returns for all years through 2010 are resolved.

As of December 2012, 2011 and 2010, the Company had approximately $24 million, $22 million and $20 million, respectively, of total net unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $17 million, $15 million and $15 million in 2012, 2011 and 2010, respectively, could favorably affect the effective income tax rate in each year.  The Company estimates that approximately $3 million of the unrecognized tax benefits as of December 2012 for various state and federal income tax matters will be resolved over the next 12 months upon the expiration of statutes of limitations.  The final outcome of these uncertain tax positions, however, is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2012 is reconciled as follows:

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2012	2011	2010
Balance at beginning of the year	$22	$20	$50
Additions based on tax positions related to current year	6	1	3
Additions based on tax positions related to prior years	3	10	17
Reductions based on tax positions related to prior years	(1)	(3)	(41)
Settlements with taxing authorities	—	(5)	—
Lapse of statute of limitations	(6)	(1)	(9)
Balance at end of the year	$24	$22	$20

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11. Income Taxes, continued

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are benefits of $8 million in 2012 and expenses of $1 million and $7 million in 2011 and 2010, respectively, for changes to reserves for interest and penalties for all prior year tax positions.  The current year benefit for interest and penalties is due to favorable tax settlements of prior period tax audits where the Company had previously accrued a liability for interest and penalties.  The Company had $3 million, $11 million and $6 million accrued for interest and penalties at 2012, 2011 and 2010, respectively, for all prior year tax positions.

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

Conrail owns rail infrastructure and operates for the joint benefit of CSX and NS.  This is known as the shared asset area. Conrail charges fees for right-of-way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area.   These expenses are included in materials, supplies and other on the consolidated income statements. Future minimum lease payments due to Conrail under the shared asset area agreements are as follows:

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2013	$24
2014	24
2015	24
2016	24
2017	24
Thereafter	162
Total	$282

Also, included in materials, supplies and other are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.  The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $365 million as of December 2012.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Party Transactions, continued

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

	Fiscal Years
(Dollars in Millions)	2012	2011	2010
Rents, Fees and Services	$139	$111	$112
Purchase Price Amortization and Other	4	4	4
Equity in Income of Conrail	(26)	(24)	(21)
Total Conrail Rents, Fees and Services	$117	$91	$95

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets.

	December	December
(Dollars in Millions)	2012	2011
Balance Sheet Information:
CSX Payable to Conrail (a)	$175	$143
Promissory Notes Payable to Conrail Subsidiary (b)
4.40% CSX Promissory Note due October 2035	$73	$73
4.52% CSXT Promissory Note due March 2035	$23	$23

(a) CSX Payable to Conrail is included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.
(b) Promissory notes payable to Conrail are included on the consolidated balance sheet of CSX as long-term debt.

Interest expense from the promissory notes payable to a Conrail subsidiary was $4 million for 2012, 2011 and 2010, respectively.

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

Investments

The Company's investment assets, valued with assistance from a third-party trustee, consist of certificates of deposits, corporate bonds, U.S. government securities and auction rate securities and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. There are several valuation methodologies used for those assets as described below.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of investments was $742 million and $643 million as of December 28, 2012 and December 30, 2011, respectively.

	Fiscal Years
	2012				2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit	$—	$555	$—	$555	$—	$477	$—	$477
Corporate Bonds	—	142	—	142	—	98	—	98
U.S. Treasury Obligations	—	31	—	31	—	53	—	53
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$728	$15	$743	$—	$628	$15	$643

These investments have the following maturities:

(Dollars in Millions)	December 2012	December 2011
Less than 1 year	$587	$523
1 - 2 years	61	32
2 - 5 years	76	73
Greater than 5 years	19	15
Total investments at fair value	$743	$643

Long-term Debt

Long-term debt is reported at carrying amount on the consolidated balance sheet and is the Company's only financial instrument with fair values significantly different from their carrying amounts.  The majority of the Company's long-term debt is valued with assistance from an independent third party.  For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party.  All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

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

(Dollars in Millions)	December 2012	December 2011
Long-term Debt (Including Current Maturities):
Fair Value	$11,562	$10,708
Carrying Value	$9,832	$9,241

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

•
Mutual funds (Level 1): Valued at the net asset value of shares held at year end based on quoted market prices determined in an active market. These assets are classified in level 1 of the fair value hierarchy.

•
Common collective trust funds (Level 2): This class consists of private funds that invest in government and corporate securities and various short-term debt instruments. The net asset value of the investments is determined by reference to the fair value of the underlying securities of the trust, which are valued primarily through the use of directly or indirectly observable inputs. These assets are classified in level 2 of the fair value hierarchy.

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

•	Partnerships (Level 2): Valued using the fair market values associated with the underlying investments at year end using net asset per share and is classified in level 2 of the fair value hierarchy.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2012 and 2011:

	Fiscal Years
	2012				2011
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock:
Information technology	$169	$—	$—	$169	$137	$—	$—	$137
Consumer discretionary	125	—	—	125	88	—	—	88
Health care	96	—	—	96	70	—	—	70
Financials	83	—	—	83	53	—	—	53
Industrials	78	—	—	78	65	—	—	65
Energy	58	—	—	58	61	—	—	61
Consumer staples	55	—	—	55	42	—	—	42
Materials	25	—	—	25	24	—	—	24
Other	33	—	—	33	16	—	—	16
Mutual funds	17	—	—	17	15	—	—	15
Corporate bonds	—	606	—	606	—	595	—	595
Common trust funds	—	426	—	426	—	367	—	367
Partnerships	—	296	—	296	—	175	—	175
Government securities	—	178	—	178	—	126	—	126
Asset-backed securities	—	28	—	28	—	10	—	10
Cash equivalents	—	20	—	20	—	—	—	—
Derivatives and other	—	1	—	1	—	6	—	6
Total investments at fair value	$739	$1,555	$—	$2,294	$571	$1,279	$—	$1,850

Certain prior year amounts have been reclassified to conform to the current presentation.

For additional information related to pension assets, see Note 8, Employee Benefit Plans.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 14. Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $1.8 billion, $1.7 billion and $1.6 billion for 2012, 2011 and 2010, respectively.

While total comprehensive earnings is the activity in a period and is largely driven by net earnings in that period, accumulated other comprehensive income or loss (“AOCI”) represents the cumulative balance of other comprehensive income, net of tax, as of the balance sheet date. For CSX, AOCI is primarily the cumulative balance related to pension and other post-retirement benefit adjustments and CSX's share of AOCI of equity method investees. Changes in the AOCI balance by component are shown in the table below.

	Pension and Other Post-Employment Benefits	Other (a)	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 25, 2009, Net of Tax	$(737)	$(72)	$(809)
Other Comprehensive Income
Income (Loss) Before Reclassifications	(24)	12	(12)
Loss (Income) Reclassified to Net Earnings	63	(1)	62
Tax (Expense) Benefit	(13)	1	(12)
Total Other Comprehensive Income	26	12	38
Balance December 31, 2010, Net of Tax	$(711)	$(60)	$(771)
Other Comprehensive Loss
Loss Before Reclassifications	(216)	(13)	(229)
Loss (Income) Reclassified to Net Earnings	75	(1)	74
Tax (Expense) Benefit	53	(2)	51
Total Other Comprehensive Loss	(88)	(16)	(104)
Balance December 30, 2011, Net of Tax	$(799)	$(76)	$(875)
Other Comprehensive Loss
Loss Before Reclassifications	(172)	(9)	(181)
Loss (Income) Reclassified to Net Earnings	88	(1)	87
Tax Benefit	32	1	33
Total Other Comprehensive Loss	(52)	(9)	(61)
Balance December 28, 2012, Net of Tax	$(851)	$(85)	$(936)

(a) Other primarily represents CSX's share of AOCI of equity method investees.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

	2012
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,966	$3,012	$2,894	$2,884	$11,756
Operating Income	856	943	854	804	3,457
Net Earnings	449	512	455	443	1,859

Earnings Per Share, Basic	$0.43	$0.49	$0.44	$0.43	$1.79
Earnings Per Share, Assuming Dilution	0.43	0.49	0.44	0.43	1.79

	2011
	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,810	$3,019	$2,963	$2,951	$11,743
Operating Income	773	926	878	841	3,418
Net Earnings	395	506	464	457	1,822

Earnings Per Share, Basic	$0.36	$0.46	$0.43	$0.44	$1.68
Earnings Per Share, Assuming Dilution	0.35	0.46	0.43	0.43	1.67

NOTE 16.  Summarized Consolidating Financial Data

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

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$11,689	$67	$11,756
Expense	(355)	8,779	(125)	8,299
Operating Income	355	2,910	192	3,457
Equity in Earnings of Subsidiaries	1,988	(2)	(1,986)	—
Interest Expense	(513)	(70)	17	(566)
Other Income - Net	(3)	61	15	73
Earnings Before Income Taxes	1,827	2,899	(1,762)	2,964
Income Tax Benefit (Expense)	32	(1,062)	(75)	(1,105)
Net Earnings	$1,859	$1,837	$(1,837)	$1,859

Total Comprehensive Earnings	$1,798	$1,814	$(1,814)	$1,798

Fiscal Year Ended December 2011
Revenue	$—	$11,676	$67	$11,743
Expense	(278)	8,679	(76)	8,325
Operating Income	278	2,997	143	3,418
Equity in Earnings of Subsidiaries	1,947	3	(1,950)	—
Interest Expense	(496)	(83)	27	(552)
Other Income - Net	2	19	1	22
Earnings Before Income Taxes	1,731	2,936	(1,779)	2,888
Income Tax Benefit (Expense)	91	(1,081)	(76)	(1,066)
Net Earnings	$1,822	$1,855	$(1,855)	$1,822

Total Comprehensive Earnings	$1,718	$1,841	$(1,841)	$1,718

Fiscal Year Ended December 2010
Revenue	$—	$9,939	$697	$10,636
Expense	(166)	7,110	621	7,565
Operating Income	166	2,829	76	3,071
Equity in Earnings of Subsidiaries	1,779	3	(1,782)	—
Interest Expense	(499)	(101)	43	(557)
Other Income - Net	13	22	(3)	32
Earnings Before Income Taxes	1,459	2,753	(1,666)	2,546
Income Tax Benefit (Expense)	104	(1,064)	(23)	(983)
Net Earnings	$1,563	$1,689	$(1,689)	$1,563

Total Comprehensive Earnings	$1,601	$1,701	$(1,701)	$1,601

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 28, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$481	$235	$68	$784
Short-term Investments	555	—	32	587
Accounts Receivable - Net	3	427	532	962
Receivable from Affiliates	993	1,798	(2,791)	—
Materials and Supplies	—	274	—	274
Deferred Income Taxes	52	62	5	119
Other Current Assets	11	64	—	75
Total Current Assets	2,095	2,860	(2,154)	2,801
Properties	8	33,333	1,938	35,279
Accumulated Depreciation	(8)	(8,225)	(996)	(9,229)
Properties - Net	—	25,108	942	26,050
Investments in Conrail	—	—	695	695
Affiliates and Other Companies	(39)	593	(43)	511
Investment in Consolidated Subsidiaries	18,783	—	(18,783)	—
Other Long-term Assets	186	368	(40)	514
Total Assets	$21,025	$28,929	$(19,383)	$30,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$133	$846	$35	$1,014
Labor and Fringe Benefits Payable	35	391	42	468
Payable to Affiliates	2,679	411	(3,090)	—
Casualty, Environmental and Other Reserves	—	124	16	140
Current Maturities of Long-term Debt	700	80	—	780
Income and Other Taxes Payable	(262)	334	13	85
Other Current Liabilities	(1)	139	2	140
Total Current Liabilities	3,284	2,325	(2,982)	2,627
Casualty, Environmental and Other Reserves	—	256	81	337
Long-term Debt	8,005	1,047	—	9,052
Deferred Income Taxes	(153)	8,131	118	8,096
Other Long-term Liabilities	901	656	(100)	1,457
Total Liabilities	12,037	12,415	(2,883)	21,569
Shareholders' Equity:
Common Stock, $1 Par Value	1,020	181	(181)	1,020
Other Capital	28	5,672	(5,672)	28
Retained Earnings	8,876	10,740	(10,740)	8,876
Accumulated Other Comprehensive Loss	(936)	(102)	102	(936)
Noncontrolling Minority Interest	—	23	(9)	14
Total Shareholders' Equity	8,988	16,514	(16,500)	9,002
Total Liabilities and Shareholders' Equity	$21,025	$28,929	$(19,383)	$30,571

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 30, 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$549	$154	$80	$783
Short-term Investments	475	—	48	523
Accounts Receivable - Net	4	339	657	1,000
Receivable from Affiliates	1,025	1,772	(2,797)	—
Materials and Supplies	—	240	—	240
Deferred Income Taxes	10	173	(1)	182
Other Current Assets	17	64	(3)	78
Total Current Assets	2,080	2,742	(2,016)	2,806
Properties	8	31,958	1,738	33,704
Accumulated Depreciation	(8)	(7,795)	(927)	(8,730)
Properties - Net	—	24,163	811	24,974
Investments in Conrail	—	—	678	678
Affiliates and Other Companies	(39)	574	(42)	493
Investment in Consolidated Subsidiaries	17,519	—	(17,519)	—
Other Long-term Assets	176	109	108	393
Total Assets	$19,736	$27,588	$(17,980)	$29,344

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$114	$849	$55	$1,018
Labor and Fringe Benefits Payable	41	458	42	541
Payable to Affiliates	2,566	374	(2,940)	—
Casualty, Environmental and Other Reserves	—	151	16	167
Current Maturities of Long-term Debt	400	105	2	507
Income and Other Taxes Payable	(60)	189	—	129
Other Current Liabilities	(1)	194	3	196
Total Current Liabilities	3,060	2,320	(2,822)	2,558
Casualty, Environmental and Other Reserves	—	284	68	352
Long-term Debt	7,609	1,124	1	8,734
Deferred Income Taxes	(246)	7,800	47	7,601
Other Long-term Liabilities	858	667	106	1,631
Total Liabilities	11,281	12,195	(2,600)	20,876
Shareholders' Equity
Common Stock, $1 Par Value	1,049	181	(181)	1,049
Other Capital	6	5,652	(5,652)	6
Retained Earnings	8,275	9,618	(9,618)	8,275
Accumulated Other Comprehensive Loss	(875)	(79)	79	(875)
Noncontrolling Minority Interest	—	21	(8)	13
Total Shareholders' Equity	8,455	15,393	(15,380)	8,468
Total Liabilities and Shareholders' Equity	$19,736	$27,588	$(17,980)	$29,344

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$579	$2,716	$(349)	$2,946

Investing Activities
Property Additions	—	(2,104)	(237)	(2,341)
Purchases of Short-term Investments	(605)	—	(28)	(633)
Proceeds from Sales of Short-term Investments	525	—	56	581
Proceeds from Property Dispositions	—	186	—	186
Other Investing Activities	(10)	102	(162)	(70)
Net Cash Provided by (Used in) Investing Activities	(90)	(1,816)	(371)	(2,277)

Financing Activities
Long-term Debt Issued	1,100	—	—	1,100
Long-term Debt Repaid	(400)	(106)	(2)	(508)
Dividends Paid	(558)	(715)	715	(558)
Stock Options Exercised	14	—	—	14
Shares Repurchased	(734)	—	—	(734)
Other Financing Activities	21	2	(5)	18
Net Cash Provided by (Used in) Financing Activities	(557)	(819)	708	(668)
Net Increase (Decrease) in Cash and Cash Equivalents	(68)	81	(12)	1
Cash and Cash Equivalents at Beginning of Period	549	154	80	783
Cash and Cash Equivalents at End of Period	$481	$235	$68	$784

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,231	$2,746	$(486)	$3,491

Investing Activities
Property Additions	—	(2,034)	(263)	(2,297)
Purchases of Short-term Investments	(475)	—	(17)	(492)
Proceeds from Sales of Short-term Investments	—	—	74	74
Proceeds from Property Dispositions	—	239	1	240
Other Investing Activities	(20)	(133)	41	(112)
Net Cash Provided by (Used in) Investing Activities	(495)	(1,928)	(164)	(2,587)

Financing Activities
Long-term Debt Issued	1,200	—	—	1,200
Long-term Debt Repaid	(507)	(95)	(3)	(605)
Dividends Paid	(480)	(680)	680	(480)
Stock Options Exercised	29	—	—	29
Shares Repurchased	(1,564)	—	—	(1,564)
Other Financing Activities	35	(7)	(21)	7
Net Cash Provided by (Used in) Financing Activities	(1,287)	(782)	656	(1,413)
Net Increase (Decrease) in Cash and Cash Equivalents	(551)	36	6	(509)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$549	$154	$80	$783

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2010	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$944	$2,393	$(76)	$3,261

Investing Activities
Property Additions	—	(1,587)	(253)	(1,840)
Purchases of Short-term Investments	—	—	—	—
Proceeds from Sales of Short-term Investments	—	—	41	41
Proceeds from Property Dispositions	—	107	1	108
Other Investing Activities	301	(110)	(271)	(80)
Net Cash Provided by (Used in) Investing Activities	301	(1,590)	(482)	(1,771)

Financing Activities
Long-term Debt Issued	800	—	—	800
Long-term Debt Repaid	—	(111)	(2)	(113)
Dividends Paid	(372)	(590)	590	(372)
Stock Options Exercised	42	—	—	42
Shares Repurchased	(1,452)	—	—	(1,452)
Other Financing Activities	(81)	(14)	(37)	(132)
Net Cash Provided by (Used in) Financing Activities	(1,063)	(715)	551	(1,227)
Net Increase (Decrease) in Cash and Cash Equivalents	182	88	(7)	263
Cash and Cash Equivalents at Beginning of Period	918	30	81	1,029
Cash and Cash Equivalents at End of Period	$1,100	$118	$74	$1,292

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 28, 2012, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 28, 2012, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the fourth quarter of 2012 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 28, 2012 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 28, 2012.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 28, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s internal control over financial reporting as of December 28, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CSX Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements of CSX Corporation and our report dated February 19, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 19, 2013

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information

None
Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 29, 2013 with respect to its 2013 annual meeting of shareholders, except for the information regarding the executive officers of the Company.   Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

(a)(1) Financial Statements

 See Index to Consolidated Financial Statements on page 54.

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

10.15**
CSX Omnibus Incentive Plan (as Amended through December 12, 2007)(incorporated herein by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed with the Commission on February 22, 2008)

10.16
Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto (incorporated herein by reference to Exhibit 10 to the Registrant’s Current Report on Form 8-K filed with the Commission on July 8, 1997)

CSX CORPORATION
PART IV

10.17
Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.18
Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.19
Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC. (incorporated herein by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated March 1, 2001)

10.20
Amendment No. 4, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC (incorporated herein by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on August 6, 2004)

10.21
Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.22
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto (incorporated herein by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.23
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.24
Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto (incorporated herein by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.25
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto (incorporated herein by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed with the Commission on June 11, 1999)

10.26
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on September 2, 2004)

10.27**	Restricted Stock Award Agreement with Oscar Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 10, 2012)

CSX CORPORATION
PART IV

10.30**	Restricted Stock Award Agreement with Lisa A. Mancini (incorporated herein by reference to Exhibit 10.31 to the Registrant's Annual Report on Form 10-K filed with the Commission on February 19, 2010)

10.31	Revolving Credit Agreement, dated September 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 4, 2011)

10.32**	Long-term Incentive Plan effective May 5, 2010 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

10.33**	Long-term Incentive Plan, dated May 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 5, 2011)
10.34**	Long-term Incentive Plan, dated May 8, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012)

10.35**	CSX Stock and Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

10.36*	2010 Form of Change-in-Control Agreement with executive officers

21*	Subsidiaries of the Registrant

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31*	Rule 13a-14(a) Certifications

32*	Section 1350 Certifications

99*	Annual CEO Certification pursuant to NYSE Rule 303A.12(a)

101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 28, 2012 filed with the SEC on February 19, 2013, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 28, 2012, December 30, 2011 and December 31, 2010, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 28, 2012, December 30, 2011 and December 31, 2010, (iii) Consolidated Balance Sheets at December 28, 2012 and December 30, 2011, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 28, 2012, December 30, 2011 and December 31, 2010 and (v) the Notes to Consolidated Financial Statements.

* Filed herewith

** Management Contract or Compensatory Plan or Arrangement

Note: Items not filed herewith have been submitted in previous SEC filings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 19, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 19, 2013.

Signature	Title
Chairman of the Board, President, Chief
/s/ MICHAEL J. WARD	Executive Officer and Director
Michael J. Ward	(Principal Executive Officer)

/s/ FREDRIK J. ELIASSON	Executive Vice President and Chief Financial
Fredrik J. Eliasson	Officer (Principal Financial Officer)

/s/ CAROLYN T. SIZEMORE	Vice President and Controller
Carolyn T. Sizemore	(Principal Accounting Officer)

/s/ ELLEN M. FITZSIMMONS	Executive Vice President of Law and Public Affairs, General Counsel and Corporate Secretary
Ellen M. Fitzsimmons	*Attorney-in-Fact

SIGNATURES

Signature	Title

*	Director
Donna M. Alvarado

*	Director
John B. Breaux

*	Director
Pamela L. Carter

*	Director
Steven T. Halverson

*	Director
Edward J. Kelly, III

*	Director
Gilbert H. Lamphere

*	Director
John D. McPherson

*	Director
Timothy T. O'Toole

*	Director
David M. Ratcliffe

*	Director
Donald J. Shepard

*	Director
J.C. Watts, Jr.

*	Director
J. Steven Whisler