Form 10-Q
period 2013-03-29
CSX CORP
filed 2013-04-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

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
Yes ( ) No (X)
There were 1,021,960,630 shares of common stock outstanding on March 29, 2013 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 29, 2013

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2013	2012

Revenue	$2,958	$2,966
Expense
Labor and Fringe	767	770
Materials, Supplies and Other	507	542
Fuel	444	444
Depreciation	270	257
Equipment and Other Rents	95	97
Total Expense	2,083	2,110

Operating Income	875	856

Interest Expense	(147)	(144)
Other (Expense) Income - Net	(3)	4
Earnings Before Income Taxes	725	716

Income Tax Expense	(266)	(267)
Net Earnings	$459	$449

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.45	$0.43
Net Earnings Per Share, Assuming Dilution	$0.45	$0.43

Average Shares Outstanding (In millions)	1,022	1,047
Average Shares Outstanding, Assuming Dilution (In millions)	1,023	1,049

Cash Dividends Paid Per Common Share	$0.14	$0.12

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS

Total Comprehensive Earnings (Note 10)	$476	$458

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	March 29, 2013	December 28, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$705	$784
Short-term Investments	367	587
Accounts Receivable - Net (Note 1)	976	962
Materials and Supplies	283	274
Deferred Income Taxes	133	119
Other Current Assets	103	75
Total Current Assets	2,567	2,801

Properties	35,674	35,279
Accumulated Depreciation	(9,386)	(9,229)
Properties - Net	26,288	26,050

Investment in Conrail	703	695
Affiliates and Other Companies	512	511
Other Long-term Assets	516	514
Total Assets	$30,586	$30,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,043	$1,014
Labor and Fringe Benefits Payable	376	468
Casualty, Environmental and Other Reserves (Note 4)	139	140
Current Maturities of Long-term Debt (Note 7)	572	780
Income and Other Taxes Payable	206	85
Other Current Liabilities	138	140
Total Current Liabilities	2,474	2,627

Casualty, Environmental and Other Reserves (Note 4)	323	337
Long-term Debt (Note 7)	8,846	9,052
Deferred Income Taxes	8,202	8,096
Other Long-term Liabilities	1,393	1,457
Total Liabilities	21,238	21,569

Shareholders' Equity:
Common Stock $1 Par Value	1,022	1,020
Other Capital	36	28
Retained Earnings	9,191	8,876
Accumulated Other Comprehensive Loss (Note 10)	(919)	(936)
Noncontrolling Interest	18	14
Total Shareholders' Equity	9,348	9,002
Total Liabilities and Shareholders' Equity	$30,586	$30,571

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	First Quarters
	2013	2012

OPERATING ACTIVITIES
Net Earnings	$459	$449
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	270	257
Deferred Income Taxes	82	195
Contributions to Qualified Pension Plans	—	(275)
Gain on Property Dispositions	(30)	(19)
Other Operating Activities	(57)	(37)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(42)	(36)
Other Current Assets	(38)	(52)
Accounts Payable	48	83
Income and Other Taxes Payable	127	30
Other Current Liabilities	(88)	(151)
Net Cash Provided by Operating Activities	731	444

INVESTING ACTIVITIES
Property Additions	(491)	(469)
Purchase of Short-term Investments	(290)	(53)
Proceeds from Sales of Short-term Investments	534	437
Other Investing Activities	(18)	8
Net Cash Used in Investing Activities	(265)	(77)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	—	300
Long-term Debt Repaid (Note 7)	(413)	(413)
Dividends Paid	(143)	(125)
Stock Options Exercised (Note 3)	6	8
Shares Repurchased	—	(300)
Other Financing Activities	5	7
Net Cash Used in Financing Activities	(545)	(523)

Net Decrease in Cash and Cash Equivalents	(79)	(156)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	784	783
Cash and Cash Equivalents at End of Period	$705	$627

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters ended March 29, 2013 and March 30, 2012;

•	Consolidated comprehensive income statements for the quarters ended March 29, 2013 and March 30, 2012;

•	Consolidated balance sheets at March 29, 2013 and December 28, 2012; and

•	Consolidated cash flow statements for the quarters ended March 29, 2013 and March 30, 2012.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarters of 2013 and 2012 consisted of 13 weeks ending on March 29, 2013 and March 30, 2012, respectively.

•	Fiscal year 2013 and 2012 will each consist of 52 weeks ending on December 27, 2013 and December 28, 2012, respectively.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 29, 2013 and March 30, 2012, and references to "year-end" indicate the fiscal year ended December 28, 2012.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $37 million and $36 million is included in the consolidated balance sheets as of the end of first quarter 2013 and December 2012, respectively.

New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update to the Comprehensive Income Topic in the Accounting Standards Codifications ("ASC"). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the amortization of pension and other post-employment benefits adjustments. These items are required for both interim and annual reporting for public companies and became effective for CSX beginning with the first quarter 2013 Form 10-Q filing.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

Other Items

Share Repurchases and Dividend Increase

In April 2013, the Company announced a 7 percent increase in the quarterly dividends to $0.15 per common share and announced a new $1 billion share repurchase program, which is expected to be completed in the next 24 months. There were no share repurchases during first quarter 2013.

Amortization of Gain from Property Disposition

In November 2011, the Company sold 61 miles of operating rail corridor to the Florida Department of Transportation for a new commuter rail operation known as SunRail. As part of the transaction, the Company received $173 million in proceeds and will receive up to $259 million in government grants for a total of $432 million. This agreement also obligated the Company to invest a total of $500 million in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction within the eight year period following the transaction.

In accordance with the Real Estate Sales Topic in the ASC, the sale of real estate resulted in a deferred gain of $160 million. The deferred gain is recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $29 million and $19 million in the first quarters of 2013 and 2012, respectively. This gain is included in materials, supplies and other in the consolidated income statements. The deferred gain balance included in the consolidated balance sheets is presented in the table below.

	Deferred gain as of
(Dollars in Millions)	March 2013	December 2012
Current portion, included in Other Current Liabilities	$23	$43
Long term portion, included in Other Long-Term Liabilities	—	9
Total	$23	$52

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2013	2012
Numerator (Dollars in millions):
Net Earnings	$459	$449

Denominator (Units in millions):
Average Common Shares Outstanding	1,022	1,047
Other Potentially Dilutive Common Shares (a)	1	2
Average Common Shares Outstanding, Assuming Dilution	1,023	1,049

Net Earnings Per Share, Basic	$0.45	$0.43
Net Earnings Per Share, Assuming Dilution	$0.45	$0.43

(a) Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a long-term management incentive compensation plan.

Basic earnings per share is based on the weighted-average number of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  An immaterial amount of conversions occurred during first quarters 2013 and 2012. As of the end of first quarter 2013, approximately $2 million of convertible debentures at face value remained outstanding, which are convertible into approximately 245 thousand shares of CSX common stock.

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

Total pre-tax benefit associated with all share-based compensation and the related income tax expense are as follows:

	First Quarters
(Dollars in millions)	2013	2012

Share-Based Compensation Benefit (a)	$(3)	$—
Income Tax Expense	1	—

(a) Share-based compensation was a benefit in first quarter 2013 and was zero in first quarter 2012 driven by lower anticipated payouts on long-term incentive compensation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. Share-Based Compensation, continued

The following table provides information about stock options exercised and expired.

	First Quarters
(In thousands)	2013	2012

Number of Stock Options Exercised	1,191	1,299
Number of Stock Options Expired	—	15

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of first quarter 2013, CSX had approximately 481 thousand stock options outstanding.

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	March 29, 2013			December 28, 2012
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$75	$152	$227	$75	$158	$233
Occupational	5	23	28	5	31	36
Asbestos	8	48	56	8	48	56
Total Casualty	88	223	311	88	237	325
Environmental	33	56	89	33	55	88
Other	18	44	62	19	45	64
Total	$139	$323	$462	$140	$337	$477

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. Casualty, Environmental and Other Reserves, continued

Casualty

Casualty reserves of $311 million for the first quarter 2013 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. Casualty, Environmental and Other Reserves, continued

Environmental

Environmental reserves were $89 million for the first quarter 2013. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 250 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reasonably estimated. Based upon information currently available, however, the Company believes its environmental reserves accurately reflect the cost of remedial actions currently required.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. Casualty, Environmental and Other Reserves, continued

Other

Other reserves of $62 million for the first quarter 2013 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to approximately $20 million in aggregate at March 29, 2013. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

On June 21, 2012, the court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. On August 28, 2012, the Court of Appeals referred the petition to a merits panel, and directed that the parties to the case submit briefs addressing both the petition and the merits of the appeal. The Court of Appeals set oral arguments on the appeal for May 2013. The District Court stayed dissemination of notice to members of the class certified pending the outcome of the appeal.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits		Other Post-retirement Benefits
(Dollars in millions)	First Quarters		First Quarters
	2013	2012	2013	2012
Service Cost	$12	$11	$1	$1
Interest Cost	27	31	3	4
Expected Return on Plan Assets	(40)	(39)	—	—
Amortization of Net Loss	25	20	3	2
Total Expense	$24	$23	$7	$7

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At this time, the Company anticipates that no contributions to its qualified pension plans will be required in 2013.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2013 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2012	$780	$9,052	$9,832
2013 activity:
Long-term debt repaid	(413)	—	(413)
Reclassifications	205	(205)	—
Discount and premium activity	—	(1)	(1)
Long-term debt as of first quarter 2013	$572	$8,846	$9,418

For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

Credit Facility

CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of first quarter 2013, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits during the first quarter 2013 and 2012.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

•	Certificates of Deposit and Commercial Paper (Level 2): Valued by discounting the related cash flows based on current yields of similar instruments with comparable durations.

•
Corporate Bonds and U.S. Government Securities (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment as of the last day of the calendar plan year.

•	Auction Rate Securities (Level 3): Valued using a discounted cash flow model, because there is currently no active market for trading.
The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $524 million and $742 million as of March 29, 2013 and December 28, 2012, respectively.

	March 2013				December 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$330	$—	$330	$—	$555	$—	$555
Corporate Bonds	—	130	—	130	—	122	—	122
U.S. Government Securities	—	51	—	51	—	51	—	51
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$511	$15	$526	$—	$728	$15	$743

Certain prior year amounts have been reclassified to conform to the current year presentation.

These investments have the following maturities:

(Dollars in millions)	March 29, 2013	December 28, 2012
Less than 1 year	$362	$587
1 - 2 years	46	61
2 - 5 years	99	76
Greater than 5 years	19	19
Total	$526	$743

Long-term Debt
Long-term debt is reported at carrying amount on the consolidated balance sheets and is the Company's only financial instrument with fair values significantly different from their carrying amounts. The majority of the Company's long-term debt is valued with assistance from an independent third party who utilizes closing transactions, market quotes or market values of comparable debt. For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party. All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 29, 2013	December 28, 2012
Long-term Debt (Including Current Maturities):
Fair Value	$10,940	$11,562
Carrying Value	$9,418	$9,832

NOTE 10. Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $476 million and $458 million for first quarters 2013 and 2012, respectively.

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

	Pension and Other Post-Employment Benefits	Other (b)	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 28, 2012, Net of Tax	$(851)	$(85)	$(936)
Other Comprehensive Income (Loss)
Loss (Income) Reclassified to Net Earnings (a)	28	(1)	27
Tax Expense	(10)	—	(10)
Total Other Comprehensive Income (Loss)	18	(1)	17
Balance March 29, 2013, Net of Tax	$(833)	$(86)	$(919)

(a) Pension and Other Post-Employment Benefit reclassifications to net earnings primarily relate to the amortization of actuarial losses of $28 million in first quarter 2013 and are included in labor and fringe on the consolidated income statements. See Note 6. Employee Benefit Plans for further information.

(b) Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified to net earnings are included in other income - net on the consolidated income statements.

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,941	$17	$2,958
Expense	(93)	2,217	(41)	2,083
Operating Income	93	724	58	875

Equity in Earnings of Subsidiaries	486	(1)	(485)	—
Interest (Expense) / Benefit	(134)	(17)	4	(147)
Other Income / (Expense) - Net	(1)	2	(4)	(3)

Earnings Before Income Taxes	444	708	(427)	725
Income Tax Benefit / (Expense)	15	(262)	(19)	(266)
Net Earnings	$459	$446	$(446)	$459

Total Comprehensive Earnings	$476	$446	$(446)	$476

First Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,950	$16	$2,966
Expense	(87)	2,229	(32)	2,110
Operating Income	87	721	48	856

Equity in Earnings of Subsidiaries	477	(1)	(476)	—
Interest (Expense) / Benefit	(130)	(19)	5	(144)
Other Income / (Expense) - Net	(1)	3	2	4

Earnings Before Income Taxes	433	704	(421)	716
Income Tax (Expense) / Benefit	16	(263)	(20)	(267)
Net Earnings	$449	$441	$(441)	$449

Total Comprehensive Earnings	$458	$438	$(438)	$458

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of First Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$445	$208	$52	$705
Short-term Investments	330	—	37	367
Accounts Receivable - Net	—	383	593	976
Receivable from Affiliates	1,113	1,939	(3,052)	—
Materials and Supplies	—	283	—	283
Deferred Income Taxes	57	71	5	133
Other Current Assets	12	89	2	103
Total Current Assets	1,957	2,973	(2,363)	2,567

Properties	8	33,690	1,976	35,674
Accumulated Depreciation	(8)	(8,353)	(1,025)	(9,386)
Properties - Net	—	25,337	951	26,288

Investments in Conrail	—	—	703	703
Affiliates and Other Companies	(39)	594	(43)	512
Investments in Consolidated Subsidiaries	19,093	—	(19,093)	—
Other Long-term Assets	185	367	(36)	516
Total Assets	$21,196	$29,271	$(19,881)	$30,586

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$163	$855	$25	$1,043
Labor and Fringe Benefits Payable	33	315	28	376
Payable to Affiliates	2,801	473	(3,274)	—
Casualty, Environmental and Other Reserves	—	123	16	139
Current Maturities of Long-term Debt	500	72	—	572
Income and Other Taxes Payable	(181)	377	10	206
Other Current Liabilities	—	135	3	138
Total Current Liabilities	3,316	2,350	(3,192)	2,474

Casualty, Environmental and Other Reserves	—	250	73	323
Long-term Debt	7,806	1,040	—	8,846
Deferred Income Taxes	(154)	8,224	132	8,202
Other Long-term Liabilities	898	625	(130)	1,393
Total Liabilities	$11,866	$12,489	$(3,117)	$21,238

Shareholders' Equity
Common Stock, $1 Par Value	$1,022	$181	$(181)	$1,022
Other Capital	36	5,074	(5,074)	36
Retained Earnings	9,191	11,607	(11,607)	9,191
Accumulated Other Comprehensive Loss	(919)	(102)	102	(919)
Noncontrolling Interest	—	22	(4)	18
Total Shareholders' Equity	$9,330	$16,782	$(16,764)	$9,348
Total Liabilities and Shareholders' Equity	$21,196	$29,271	$(19,881)	$30,586

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
As of December 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$481	$235	$68	$784
Short-term Investments	555	—	32	587
Accounts Receivable - Net	3	427	532	962
Receivable from Affiliates	993	1,798	(2,791)	—
Materials and Supplies	—	274	—	274
Deferred Income Taxes	52	62	5	119
Other Current Assets	11	64	—	75
Total Current Assets	2,095	2,860	(2,154)	2,801

Properties	8	33,333	1,938	35,279
Accumulated Depreciation	(8)	(8,225)	(996)	(9,229)
Properties - Net	—	25,108	942	26,050

Investments in Conrail	—	—	695	695
Affiliates and Other Companies	(39)	593	(43)	511
Investment in Consolidated Subsidiaries	18,783	—	(18,783)	—
Other Long-term Assets	186	368	(40)	514
Total Assets	$21,025	$28,929	$(19,383)	$30,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$133	$846	$35	$1,014
Labor and Fringe Benefits Payable	35	391	42	468
Payable to Affiliates	2,679	411	(3,090)	—
Casualty, Environmental and Other Reserves	—	124	16	140
Current Maturities of Long-term Debt	700	80	—	780
Income and Other Taxes Payable	(262)	334	13	85
Other Current Liabilities	(1)	139	2	140
Total Current Liabilities	3,284	2,325	(2,982)	2,627

Casualty, Environmental and Other Reserves	—	256	81	337
Long-term Debt	8,005	1,047	—	9,052
Deferred Income Taxes	(153)	8,131	118	8,096
Other Long-term Liabilities	901	656	(100)	1,457
Total Liabilities	$12,037	$12,415	$(2,883)	$21,569

Shareholders' Equity
Common Stock, $1 Par Value	$1,020	$181	$(181)	$1,020
Other Capital	28	5,672	(5,672)	28
Retained Earnings	8,876	10,740	(10,740)	8,876
Accumulated Other Comprehensive Loss	(936)	(102)	102	(936)
Noncontrolling Minority Interest	—	23	(9)	14
Total Shareholders' Equity	$8,988	$16,514	$(16,500)	$9,002
Total Liabilities and Shareholders' Equity	$21,025	$28,929	$(19,383)	$30,571

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
First Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$272	$689	$(230)	$731
Investing Activities
Property Additions	—	(458)	(33)	(491)
Purchases of Short-term Investments	(285)	—	(5)	(290)
Proceeds from Sales of Short-term Investments	510	—	24	534
Other Investing Activities	—	(63)	45	(18)
Net Cash Provided by (Used in) Investing Activities	225	(521)	31	(265)
Financing Activities
Long-term Debt Repaid	(400)	(13)	—	(413)
Dividends Paid	(143)	(182)	182	(143)
Stock Options Exercised	6	—	—	6
Other Financing Activities	4	—	1	5
Net Cash Provided by (Used in) Financing Activities	(533)	(195)	183	(545)
Net Increase (Decrease) in Cash and Cash Equivalents	(36)	(27)	(16)	(79)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$445	$208	$52	$705

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STRATEGIC OVERVIEW
CSX provides rail-based freight transportation services including traditional rail service and the transport of intermodal containers and trailers with its approximately 32,000 dedicated employees. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and global competitiveness of the United States. This global competitiveness and the expected continued growth in manufacturing is beneficial to the rail industry. Over the long-term, the U.S. demand to move more goods by rail is expected to rise along with the need to reduce highway congestion and greenhouse gas emissions. CSX and freight railroads provide the most environmentally-efficient and economical means to meet this growing demand. CSX can move a ton of freight approximately 450 miles on one gallon of diesel fuel. Shipping freight by rail also alleviates highway congestion. On average, trains are more fuel efficient than trucks as one rail car can move the equivalent of three truckloads.

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

The rebirth of the U.S. automotive industry and the development of new domestic energy sources have led to increased volume in some of CSX's merchandise markets, specifically in shipments of automobiles, frac sand, crude oil and pipe.  The increase in foreign labor costs, as well as lower domestic energy prices resulting from the increase in the supply of natural gas, helped to contribute to the recent growth in U.S. manufacturing. These, among other economic and supply chain factors are encouraging manufacturers to expand or move production back to the U.S. The Company continues to position itself to secure volume related to growth in these markets.

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Intermodal

The Company's intermodal business is an economical, environmentally-friendly alternative to transporting freight on highways via truck. CSX is capitalizing on this opportunity by building new terminals and increasing network capacity to broaden its market presence in key growth areas. The Company's Northwest Ohio intermodal terminal, which became operational in 2011, is part of CSX's National Gateway initiative discussed below. This high-capacity terminal expands service offerings to customers, improves market access to and from east coast ports and consumption centers and enhances the fluidity of the network. During 2012, the Company completed construction of new intermodal terminals in Louisville, Kentucky and Worcester, Massachusetts and completed major terminal expansion projects in Charlotte, North Carolina and Columbus, Ohio. In addition, the Company began construction on a new intermodal terminal in Winter Haven, Florida in 2012. These projects further enhance the Company's intermodal offering and support the growth the Company experienced over the last few years.
Export Coal

Economic expansion in China, India and Brazil and other developing countries has generated a growth cycle in export coal demand. Over the long term, demand for coal in these countries is expected to remain high due to rising consumption as they become more urbanized, which is increasing the need for electric power generation and steel production. These increases in global coal demand are likely to be met by shipments from coal producing countries, including the U.S., which has abundant coal deposits. In addition to the Company's ready access to large U.S. coal suppliers and multiple port facilities, CSX continues to enhance the capacity and operating efficiency of its export coal network, which favorably positions the Company to capitalize on this growth opportunity. In the long term, this export coal demand is expected to partially offset declines in domestic utility coal volume that has resulted from low natural gas prices and environmental regulation. Although the Company expects long-term growth in the export coal market, CSX export traffic volume and pricing will be subject to a high degree of volatility as a result of changes in the global economy and competition from foreign coal producers.

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

Balanced Approach to Cash Deployment

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying cash that includes investments in the business, dividend growth and share repurchases. In 2012, the Company invested $2.3 billion to further enhance the capacity, quality, safety and flexibility of its network. Included in this amount is $166 million of investments related to reimbursable public-private partnerships where reimbursements may not be fully received in a given year. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. In 2012, CSX completed a $2 billion share repurchase program that was announced in 2011.

In April 2013, the Company announced a 7 percent increase in the quarterly cash dividend to $0.15 per common share and announced a new $1 billion share repurchase program which is expected to be completed in the next 24 months. The Company has increased its quarterly cash dividend 11 times over the last eight years, including the recently announced increase, which represents a 29 percent compounded annual growth rate. While delivering shareholder value through this balanced approach to cash deployment, the Company remains committed to an improving investment grade credit profile.

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

First Quarter 2013 Highlights

•	Revenue of $3.0 billion was essentially flat.

•	Expenses decreased $27 million or 1% to $2.1 billion.

•	Operating income increased $19 million or 2% to $875 million, a first quarter record.

•	Operating ratio decreased to 70.4%, a first quarter record.

	First Quarters
(In thousands)	2013	2012
Volume	1,578	1,602

(In millions)
Revenue	$2,958	$2,966
Expense	2,083	2,110
Operating Income	$875	$856

Operating Ratio	70.4%	71.1%

Total revenue was essentially flat year-over-year due to lower volume partially offset by pricing gains. Expenses decreased 1% versus the prior year as a result of efficiency and volume-related savings as well as recognition of gains. These decreases were partially offset by inflation and depreciation.

For additional information, refer to Results of Operations discussed on pages 32 through 35.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

In addition to the financial highlights described above, the Company measures and reports safety and service performance.  The Company strives for continuous improvement in these measures through training, innovation and investment. For example, the Company's safety and train accident prevention programs rely on the latest tools, programs and employee participation that strengthen the safety culture in a supportive environment that allows each employee to be successful at CSX. Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance. CSX safety programs are designed to prevent incidents that can impact employees, customers and the communities we serve.

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

At CSX, operational success is built on employee commitment to maintaining a constant focus on safety. During first quarter 2013, key safety measures improved versus the previous year. The FRA reportable personal injury frequency index improved by 18 percent year over year to 0.66, showing extraordinary employee dedication to the Company's safety initiative.  The reported FRA train accident frequency rate also improved 31 percent year over year to 1.54.

Employees also showed a high commitment to customer service by setting new records for all network reliability and service metrics during this quarter. On-time originations improved 2 percent to 91 percent, and on-time arrivals improved 10 percent to 85 percent.  Average train velocity increased 5 percent to 23.4 miles per hour, and dwell improved 8 percent to 22.2 hours.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

		First Quarters
		2013	2012	Improvement

Safety and Service Measurements	FRA Personal Injury Frequency Index	0.66	0.80	18%
	FRA Train Accident Rate	1.54	2.24	31%
	On-Time Train Originations	91%	89%	2%
	On-Time Destination Arrivals	85%	77%	10%
	Dwell	22.2	24.0	8%
	Cars-On-Line	183,223	194,454	6%
	Train Velocity	23.4	22.3	5%

				Increase
Resources	Route Miles	20,752	20,823	—%
	Locomotives (owned and long-term leased)	4,192	4,128	2%
	Freight Cars (owned and long-term leased)	69,057	68,635	1%

Key Performance Measures Definitions

FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.

FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.

On-Time Train Originations - Percent of scheduled road trains that depart the origin yard on-time or ahead of schedule.

On-Time Destination Arrivals - Percent of scheduled road trains that arrive at the destination yard on-time to two hours late (30 minutes for intermodal trains).

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FINANCIAL RESULTS OF OPERATIONS

	First Quarters
	2013	2012	$ Change	% Change

Revenue	$2,958	$2,966	$(8)	—%
Expense
Labor and Fringe	767	770	3	—
Materials, Supplies and Other	507	542	35	6
Fuel	444	444	—	—
Depreciation	270	257	(13)	(5)
Equipment and Other Rents	95	97	2	2
Total Expense	2,083	2,110	27	1
Operating Income	875	856	19	2
Interest Expense	(147)	(144)	(3)	(2)
Other (Expense) Income - Net	(3)	4	(7)	(175)
Income Tax Expense	(266)	(267)	1	—
Net Earnings	$459	$449	$10	2

Earnings Per Diluted Share	$0.45	$0.43	$0.02	5%

Operating Ratio	70.4%	71.1%	70	bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
First Quarters

	Volume			Revenue			Revenue Per Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Agricultural
Agricultural Products	95	108	(12)%	$241	$275	(12)%	$2,537	$2,546	—%
Phosphates and Fertilizers	84	80	5	144	131	10	1,714	1,638	6
Food and Consumer	24	25	(3)	68	67	1	2,833	2,680	4
Industrial
Chemicals	130	117	11	468	415	13	3,600	3,547	1
Automotive	105	105	—	293	281	4	2,790	2,676	4
Metals	66	72	(8)	161	171	(5)	2,439	2,375	3
Housing and Construction
Forest Products	73	73	1	189	181	4	2,589	2,479	3
Minerals (a)	57	57	—	96	94	2	1,684	1,649	2
Waste and Equipment (a)	32	34	(7)	57	60	(5)	1,781	1,765	2
Total Merchandise	666	671	(1)	1,717	1,675	2	2,578	2,496	3

Coal	297	331	(10)	726	832	(13)	2,444	2,514	(3)

Intermodal	615	600	3	404	389	4	657	648	1

Other	—	—	—	111	70	60	—	—	—

Total	1,578	1,602	(2)%	$2,958	$2,966	—%	$1,875	$1,851	1%

(a) Prior periods have been reclassified to conform to current presentation.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

First Quarter 2013 Results of Operations

Volume and Revenue

Volume declined 2% year-over-year as lower coal and agricultural products shipments were partially offset by growth in chemicals and intermodal volume. Pricing gains drove increases in revenue per unit in nearly all markets. As a result, total revenue was essentially flat year-over-year due to lower volume, offset by pricing gains, other revenue gains and higher fuel recoveries.

Merchandise

Agricultural

Agricultural Products - Volume decreased due to lower shipments of feed grain and ethanol. Shipments for animal feed declined due to low supplier inventories caused by last year's drought and increased competition from imports. Ethanol shipments were lower as a result of a continued reduction in gasoline demand in the U.S. and increased competition from imports.

Phosphates and Fertilizers - Volume increased as the reopening of a mine led to more short haul phosphate rock shipments to fertilizer production facilities. Fertilizer volume also grew as producers advanced shipments of fertilizer in anticipation of an expected increase in application by farms.

Food and Consumer - Volume declined due to a reduction in alcoholic beverage shipments. This reduction was primarily driven by consolidation within a customer's distribution network that resulted in lower shipments for CSX.

Industrial

Chemicals - Volume growth was driven by an increase in energy-related markets that include crude oil, liquefied petroleum gas (LPG) and frac sand. The rise in crude oil shipments was due to increased supply of low-cost crude from shale drilling activity, resulting in new shipments to east coast refineries.

Automotive - Although North American light vehicle production was flat, vehicle shipments increased due to the restart of a production facility. This increase was offset by competitive losses in the automotive parts business.

Metals - Volume decreased due to lower shipments of scrap metals and sheet steel. The decline in scrap metals was driven by lower global demand for domestic steel production and exported scrap metals, while sheet steel was negatively impacted by a source shift and competitive losses.

Housing and Construction

Forest Products - Volume was flat due to an increase in building products which was offset by the decline in paper shipments. The recovery of the residential housing market increased the demand for building products, while electronic substitution of print media continues to drive contraction in the paper market.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Minerals - Volume was flat year-over-year as growth in salt shipments and aggregates (which include crushed stone, sand and gravel) was offset by a reduction in cement shipments. Salt shipments grew as a more severe winter resulted in increased application of salt to roads, and aggregates increased from the continued recovery in construction activity. Cement volume declined due to source shifts and a plant closure.

Waste and Equipment - Volume decreased in equipment primarily due to the cycling of the prior year surge in moves of third-party coal cars into storage as a result of coal market declines. This decrease was partially offset by growth in waste shipments due to continued clean-up efforts from Superstorm Sandy.

Coal

Shipments of domestic coal declined due to utility stockpiles above target levels and low natural gas prices. Export declines were driven by decreased shipments of U.S. thermal coal primarily to Europe where demand for electrical generation declined due to the overall softening of the economy.

Intermodal

Domestic volume was driven by highway-to-rail conversions, expanded service offerings and growth with existing customers. International volume was flat as new services were offset by recent carrier port shifts.

Other

Other revenue increased primarily due to higher revenue of $32 million from customers who did not meet minimum contractual volumes.

Expense

Expenses in the first quarter 2013 decreased $27 million from the prior year's first quarter. Significant variances are described below.

Labor and Fringe expense decreased $3 million due to the following:

•	Efficiency and volume-related labor costs decreased $20 million due to the year-over-year improvement in crew starts and overtime, as well as training and other labor savings.

•	Wage expense increased $13 million as a result of inflation.

•	Various other costs increased $4 million during the quarter.

Materials, Supplies and Other expense decreased $35 million due to the following:

•
Deferred gains increased year-over-year by $30 million.  During the quarter, a deferred gain of $20 million was recognized due to a closure arrangement reached during the quarter related to a prior conveyance of a formerly-owned company.  Additionally, the recognition of the deferred gain from the 2011 sale of an operating rail corridor to the state of Florida increased $10 million year-over-year.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	Efficiency and volume-related expenses decreased $22 million primarily related to lower material and repair costs due to the reduction of active locomotives and other savings.

•	Inflation-related expenses increased $11 million.

•	Various other costs increased $6 million.

Fuel expense remained flat primarily as volume and efficiency offset the 3% increase in the average price per gallon for locomotive fuel.

Depreciation expense increased $13 million due to larger asset base.

Consolidated Results of Operations

Interest Expense

Interest expense increased $3 million to $147 million primarily due to higher average debt balances during first quarter 2013 partially offset by lower average interest rates.

Other (Expense) Income - Net

Other income-net decreased $7 million to $(3) million primarily due to higher non-operating expenses.

Income Tax Expense

Income tax expense decreased $1 million to $266 million primarily due the extension of certain prior year tax credits partially offset by higher earnings.

Net Earnings

Net earnings increased $10 million to $459 million and earnings per diluted share increased $0.02 to $0.45 due to the factors mentioned above. Lower average shares outstanding also had a positive impact on earnings per diluted share.

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

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets increased $15 million from year end primarily due to the increase in net properties of $238 million resulting from capital spending as well as the increase in other current assets. These increases were partially offset by the decline in cash (including short-term investment activity) of $299 million.

Total liabilities and shareholders' equity combined increased $15 million from year end. This increase was due to net earnings of $459 million and increases in current taxes payable of $121 million. Partially offsetting these increases were debt repayments of $413 million as well as dividends paid of $143 million.

Significant Cash Flows

Cash and cash equivalents decreased $79 million during the three months ended 2013 versus the decrease of $156 million for the same period in the prior year primarily due to the following items:

•	No debt issued versus $300 million in the prior year

•	No share repurchases versus $300 million in the prior year

•	No pension plan contribution versus $275 million in the prior year

•	Higher net purchases of short-term investments of $140 million

•	Higher dividends paid of $18 million

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

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending life-to-date through March 2013 was $643 million.

Liquidity and Working Capital

As of the end of first quarter 2013, CSX had $1,072 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $93 million and $174 million as of March 2013 and December 2012, respectively. This decline since year end is primarily due to cash used for capital investments and long-term debt repaid which more than offset cash from operations.

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

Item 4. CONTROLS AND PROCEDURES

As of March 29, 2013, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 29, 2013, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX CORPORATION
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

Item 2. CSX Purchases of Equity Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31*     Rule 13a-14(a) Certifications

32*     Section 1350 Certifications

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 29, 2013 filed with the SEC on April 16, 2013, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 29, 2013 and March 30, 2012, (ii) consolidated comprehensive income statements for the fiscal periods ended March 29, 2013 and March 30, 2012, (iii) consolidated balance sheets at March 29, 2013 and December 28, 2012, (iv) consolidated cash flow statements for the fiscal periods ended March 29, 2013 and March 30, 2012, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 16, 2013