Form 10-Q
period 2013-06-28
CSX CORP
filed 2013-07-17
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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
Yes ( ) No (X)
There were 1,018,837,313 shares of common stock outstanding on June 28, 2013 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 28, 2013

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2013	2012	2013	2012

Revenue	$3,069	$3,012	$6,027	$5,978
Expense
Labor and Fringe	777	744	1,544	1,514
Materials, Supplies and Other	560	550	1,067	1,092
Fuel	397	410	841	854
Depreciation	276	263	546	520
Equipment and Other Rents	96	102	191	199
Total Expense	2,106	2,069	4,189	4,179

Operating Income	963	943	1,838	1,799

Interest Expense	(140)	(139)	(287)	(283)
Other Income - Net	9	5	6	9
Earnings Before Income Taxes	832	809	1,557	1,525

Income Tax Expense	(297)	(297)	(563)	(564)
Net Earnings	$535	$512	$994	$961

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.52	$0.49	$0.97	$0.92
Net Earnings Per Share, Assuming Dilution	$0.52	$0.49	$0.97	$0.92

Average Shares Outstanding (In millions)	1,022	1,041	1,022	1,044
Average Shares Outstanding, Assuming Dilution (In millions)	1,023	1,043	1,023	1,046

Cash Dividends Paid Per Common Share	$0.15	$0.14	$0.29	$0.26

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2013	2012	2013	2012
Total Comprehensive Earnings (Note 10)	$552	$529	$1,028	$987

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	June 28, 2013	December 28, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$614	$784
Short-term Investments	403	587
Accounts Receivable - Net (Note 1)	946	962
Materials and Supplies	264	274
Deferred Income Taxes	144	119
Other Current Assets	118	75
Total Current Assets	2,489	2,801

Properties	36,149	35,279
Accumulated Depreciation	(9,550)	(9,229)
Properties - Net	26,599	26,050

Investment in Conrail	709	695
Affiliates and Other Companies	519	511
Other Long-term Assets	565	514
Total Assets	$30,881	$30,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,022	$1,014
Labor and Fringe Benefits Payable	452	468
Casualty, Environmental and Other Reserves (Note 4)	150	140
Current Maturities of Long-term Debt (Note 7)	564	780
Income and Other Taxes Payable	111	85
Other Current Liabilities	119	140
Total Current Liabilities	2,418	2,627

Casualty, Environmental and Other Reserves (Note 4)	299	337
Long-term Debt (Note 7)	8,811	9,052
Deferred Income Taxes	8,313	8,096
Other Long-term Liabilities	1,378	1,457
Total Liabilities	21,219	21,569

Shareholders' Equity:
Common Stock $1 Par Value	1,019	1,020
Other Capital	44	28
Retained Earnings	9,482	8,876
Accumulated Other Comprehensive Loss (Note 10)	(902)	(936)
Noncontrolling Interest	19	14
Total Shareholders' Equity	9,662	9,002
Total Liabilities and Shareholders' Equity	$30,881	$30,571

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2013	2012

OPERATING ACTIVITIES
Net Earnings	$994	$961
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	546	520
Deferred Income Taxes	172	300
Contributions to Qualified Pension Plans	—	(275)
Gain on Property Dispositions	(67)	(39)
Other Operating Activities	(61)	(22)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(14)	(7)
Other Current Assets	(31)	(70)
Accounts Payable	28	(72)
Income and Other Taxes Payable	40	118
Other Current Liabilities	(28)	(123)
Net Cash Provided by Operating Activities	1,579	1,291

INVESTING ACTIVITIES
Property Additions	(1,085)	(1,223)
Purchase of Short-term Investments	(690)	(58)
Proceeds from Sales of Short-term Investments	904	546
Other Investing Activities	(50)	6
Net Cash Used in Investing Activities	(921)	(729)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	—	300
Long-term Debt Repaid (Note 7)	(455)	(455)
Dividends Paid	(296)	(270)
Stock Options Exercised (Note 3)	9	10
Shares Repurchased	(95)	(300)
Other Financing Activities	9	12
Net Cash Used in Financing Activities	(828)	(703)

Net Decrease in Cash and Cash Equivalents	(170)	(141)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	784	783
Cash and Cash Equivalents at End of Period	$614	$642

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and six months ended June 28, 2013 and June 29, 2012;

•	Consolidated comprehensive income statements for the quarters and six months ended June 28, 2013 and June 29, 2012;

•	Consolidated balance sheets at June 28, 2013 and December 28, 2012; and

•	Consolidated cash flow statements for the six months ended June 28, 2013 and June 29, 2012.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2013 and 2012 consisted of 13 weeks ending on June 28, 2013 and June 29, 2012, respectively.

•	Fiscal year 2013 and 2012 will each consist of 52 weeks ending on December 27, 2013 and December 28, 2012, respectively.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 28, 2013 and June 29, 2012, and references to "year-end" indicate the fiscal year ended December 28, 2012.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $40 million and $36 million is included in the consolidated balance sheets as of the end of second quarter 2013 and December 2012, respectively.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

Other Items

Share Repurchases

In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. During second quarter 2013, CSX repurchased $95 million in shares. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

Amortization of Gain from Property Disposition

In November 2011, the Company sold an operating rail corridor to the state of Florida for a new commuter rail operation known as SunRail. This agreement obligated the Company to invest a total of $500 million in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction within the eight year period following the transaction. The Company invested $46 million and $72 million during the second quarters 2013 and 2012, respectively, and $142 million and $146 million for six months 2013 and 2012, respectively. The required investment obligation was fulfilled during the second quarter of 2013.

In accordance with the Real Estate Sales Topic in the ASC, this sale of real estate resulted in a deferred gain of $160 million. The deferred gain is primarily recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $14 million and $20 million in the second quarters of 2013 and 2012, respectively, and $43 million and $39 million for the six months ended 2013 and 2012, respectively. This gain is included in materials, supplies and other in the consolidated income statements. Going forward, the Company expects no further material gains.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2013	2012	2013	2012
Numerator (Dollars in millions):
Net Earnings	$535	$512	$994	$961

Denominator (Units in millions):
Average Common Shares Outstanding	1,022	1,041	1,022	1,044
Other Potentially Dilutive Common Shares (a)	1	2	1	2
Average Common Shares Outstanding, Assuming Dilution	1,023	1,043	1,023	1,046

Net Earnings Per Share, Basic	$0.52	$0.49	$0.97	$0.92
Net Earnings Per Share, Assuming Dilution	$0.52	$0.49	$0.97	$0.92

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  An immaterial amount of conversions occurred during second quarters 2013 and 2012. As of the end of second quarter 2013, approximately $2 million of convertible debentures at face value remained outstanding, which are convertible into approximately 245 thousand shares of CSX common stock.

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

On May 7, 2013, approximately 1.3 million performance units were granted to certain employees under a new long-term incentive plan ("LTIP") adopted under the CSX Stock and Incentive Award Plan.  This LTIP provides for a three-year cycle ending in fiscal year 2015.  Payouts of performance units will be based on the achievement of goals related to both operating ratio (operating expense divided by operating revenue) and return on assets (tax-adjusted operating income divided by net property) excluding non-recurring items as disclosed in the Company's financial statements. Operating ratio and return on assets will each comprise 50% of the payout and are measured independently of the other.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.    Share-Based Compensation, continued

Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for the three-year cycle ending with fiscal year 2015.  Payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable groups.

Additionally, as part of the 2013 LTIP, the Company granted approximately 439 thousand restricted stock units to certain employees.  The restricted stock units vest three years after the date of grant and participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and are not based upon CSX's attainment of operational targets.

  For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.
Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Second Quarters		Six Months
(Dollars in millions)	2013	2012	2013	2012

Share-Based Compensation Expense	$5	$4	$2	$4
Income Tax Benefit	2	1	1	1

The following table provides information about stock options exercised and expired.

	Second Quarters		Six Months
(In thousands)	2013	2012	2013	2012

Number of Stock Options Exercised	472	319	1,663	1,618
Number of Stock Options Expired	9	—	9	15

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of second quarter 2013, CSX had no stock options outstanding, as all remaining stock options expired in May 2013.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	June 28, 2013			December 28, 2012
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$79	$139	$218	$75	$158	$233
Occupational	4	23	27	5	31	36
Asbestos	7	46	53	8	48	56
Total Casualty	90	208	298	88	237	325
Environmental	42	45	87	33	55	88
Other	18	46	64	19	45	64
Total	$150	$299	$449	$140	$337	$477

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

Casualty

Casualty reserves of $298 million for the second quarter 2013 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Environmental

Environmental reserves were $87 million for the second quarter 2013. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 245 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other

Other reserves of $64 million for the second quarter 2013 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $4 million to $24 million in aggregate at June 28, 2013. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

In June 2012, the court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2012, the Court of Appeals referred the petition to a merits panel, and directed the parties to submit briefs addressing both the petition and the merits of the appeal. The Court of Appeals heard oral arguments on May 3, 2013 but has not issued a ruling as of the date of this filing. Although the District Court issued an order to delay dissemination of notice to members of the certified class pending the outcome of the appeal, all other aspects of the underlying case are moving forward. Expert reports have been filed and motions for summary judgment and expert exclusions are due October 2, 2013.

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

In addition to these plans, the Company sponsors a self-insured, post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met.  Medicare-eligible retirees are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Non-Medicare eligible retirees are covered by a self-insured program.  The life insurance plan is non-contributory.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2013	2012	2013	2012
Service Cost	$13	$11	$25	$22
Interest Cost	27	30	54	61
Expected Return on Plan Assets	(41)	(42)	(81)	(81)
Amortization of Net Loss	25	21	50	41
Total Expense	$24	$20	$48	$43

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2013	2012	2013	2012
Service Cost	$1	$1	$2	$2
Interest Cost	3	4	6	8
Amortization of Net Loss	4	3	7	5
Amortization of Prior Service Costs	(1)	(1)	(1)	(1)
Total Expense	$7	$7	$14	$14

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At this time, the Company anticipates that no contributions to its qualified pension plans will be required in 2013.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2013 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2012	$780	$9,052	$9,832
2013 activity:
Long-term debt repaid	(455)	—	(455)
Reclassifications	239	(239)	—
Discount and premium activity	—	(2)	(2)
Long-term debt as of second quarter 2013	$564	$8,811	$9,375

For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Credit Facility

CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of second quarter 2013, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility

The Company's $250 million receivables securitization facility has a 364-day term and expires in June 2014. The Company's intention is to continue to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.    Income Taxes

During second quarter 2013, the Company recorded an income tax benefit of $17 million, or $0.02 per share, as a result of a deferred tax adjustment, the resolution of certain tax matters and a change in state tax legislation. During second quarter 2012, the Company recorded an income tax benefit of $9 million, or $0.01 per share, as a result of the resolution of certain tax matters as well as changes in state tax legislation. There have been no material changes to the balance of unrecognized tax benefits during second quarters 2013 and 2012.

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

Investments

The Company's investment assets, valued with assistance from a third-party trustee, consist of certificates of deposits, commercial paper, corporate bonds, government securities and auction rate securities and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. There are several valuation methodologies used for those assets as described below.

•	Certificates of Deposit and Commercial Paper (Level 2): Valued by discounting the related cash flows based on current yields of similar instruments with comparable durations.

•	Corporate Bonds and Government Securities (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment as of the last day of the period.

•	Auction Rate Securities (Level 3): Valued using a discounted cash flow model, because there is currently no active market for trading.
The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $595 million and $742 million as of June 28, 2013 and December 28, 2012, respectively.

	June 28, 2013				December 28, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$400	$—	$400	$—	$555	$—	$555
Corporate Bonds	—	131	—	131	—	122	—	122
Government Securities	—	51	—	51	—	51	—	51
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$582	$15	$597	$—	$728	$15	$743

Certain prior year amounts have been reclassified to conform to the current year presentation.

These investments have the following maturities:

(Dollars in millions)	June 28, 2013	December 28, 2012
Less than 1 year	$403	$587
1 - 2 years	36	61
2 - 5 years	139	76
Greater than 5 years	19	19
Total	$597	$743

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 28, 2013	December 28, 2012
Long-term Debt (Including Current Maturities):
Fair Value	$10,417	$11,562
Carrying Value	$9,375	$9,832

NOTE 10.     Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $552 million and $529 million for second quarters 2013 and 2012, respectively, and $1,028 million and $987 million for six months 2013 and 2012, respectively.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income, continued

	Pension and Other Post-Employment Benefits	Other (b)	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 28, 2012, Net of Tax	$(851)	$(85)	$(936)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings (a)	56	(2)	54
Tax Expense	(21)	1	(20)
Total Other Comprehensive Income (Loss)	35	(1)	34
Balance June 28, 2013, Net of Tax	$(816)	$(86)	$(902)

(a) Amounts reclassified to net earnings primarily relate to the amortization of actuarial losses and are included in labor and fringe on the consolidated income statements. See Note 6. Employee Benefit Plans for further information.

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,050	$19	$3,069
Expense	(92)	2,213	(15)	2,106
Operating Income	92	837	34	963

Equity in Earnings of Subsidiaries	550	—	(550)	—
Interest (Expense) / Benefit	(128)	(15)	3	(140)
Other Income / (Expense) - Net	(2)	(3)	14	9

Earnings Before Income Taxes	512	819	(499)	832
Income Tax Benefit / (Expense)	23	(303)	(17)	(297)
Net Earnings	$535	$516	$(516)	$535

Total Comprehensive Earnings	$552	$518	$(518)	$552

Second Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,995	$17	$3,012
Expense	(89)	2,192	(34)	2,069
Operating Income	89	803	51	943

Equity in Earnings of Subsidiaries	557	—	(557)	—
Interest (Expense) / Benefit	(125)	(17)	3	(139)
Other Income / (Expense) - Net	(1)	1	5	5

Earnings Before Income Taxes	520	787	(498)	809
Income Tax (Expense) / Benefit	(8)	(270)	(19)	(297)
Net Earnings	$512	$517	$(517)	$512

Total Comprehensive Earnings	$529	$518	$(518)	$529

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months Ended June 28, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,991	$36	$6,027
Expense	(185)	4,430	(56)	4,189
Operating Income	185	1,561	92	1,838

Equity in Earnings of Subsidiaries	1,036	(1)	(1,035)	—
Interest (Expense) / Benefit	(262)	(32)	7	(287)
Other Income / (Expense) - Net	(3)	(1)	10	6

Earnings Before Income Taxes	956	1,527	(926)	1,557
Income Tax (Expense) / Benefit	38	(565)	(36)	(563)
Net Earnings	$994	$962	$(962)	$994

Total Comprehensive Earnings	$1,028	$964	$(964)	$1,028

Six Months Ended June 29, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,945	$33	$5,978
Expense	(176)	4,421	(66)	4,179
Operating Income	176	1,524	99	1,799

Equity in Earnings of Subsidiaries	1,034	(1)	(1,033)	—
Interest (Expense) / Benefit	(255)	(36)	8	(283)
Other Income / (Expense) - Net	(2)	4	7	9

Earnings Before Income Taxes	953	1,491	(919)	1,525
Income Tax (Expense) / Benefit	8	(533)	(39)	(564)
Net Earnings	$961	$958	$(958)	$961

Total Comprehensive Earnings	$987	$956	$(956)	$987

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of June 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$441	$115	$58	$614
Short-term Investments	400	—	3	403
Accounts Receivable - Net	3	371	572	946
Receivable from Affiliates	1,060	2,219	(3,279)	—
Materials and Supplies	—	264	—	264
Deferred Income Taxes	64	79	1	144
Other Current Assets	12	96	10	118
Total Current Assets	1,980	3,144	(2,635)	2,489

Properties	8	34,109	2,032	36,149
Accumulated Depreciation	(8)	(8,489)	(1,053)	(9,550)
Properties - Net	—	25,620	979	26,599

Investments in Conrail	—	—	709	709
Affiliates and Other Companies	(39)	601	(43)	519
Investments in Consolidated Subsidiaries	19,455	—	(19,455)	—
Other Long-term Assets	182	385	(2)	565
Total Assets	$21,578	$29,750	$(20,447)	$30,881

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$123	$871	$28	$1,022
Labor and Fringe Benefits Payable	34	395	23	452
Payable to Affiliates	3,075	429	(3,504)	—
Casualty, Environmental and Other Reserves	—	134	16	150
Current Maturities of Long-term Debt	500	64	—	564
Income and Other Taxes Payable	(350)	450	11	111
Other Current Liabilities	—	117	2	119
Total Current Liabilities	3,382	2,460	(3,424)	2,418

Casualty, Environmental and Other Reserves	—	231	68	299
Long-term Debt	7,806	1,005	—	8,811
Deferred Income Taxes	(146)	8,320	139	8,313
Other Long-term Liabilities	893	612	(127)	1,378
Total Liabilities	$11,935	$12,628	$(3,344)	$21,219

Shareholders' Equity
Common Stock, $1 Par Value	$1,019	$181	$(181)	$1,019
Other Capital	44	5,077	(5,077)	44
Retained Earnings	9,482	11,941	(11,941)	9,482
Accumulated Other Comprehensive Loss	(902)	(100)	100	(902)
Noncontrolling Interest	—	23	(4)	19
Total Shareholders' Equity	$9,643	$17,122	$(17,103)	$9,662
Total Liabilities and Shareholders' Equity	$21,578	$29,750	$(20,447)	$30,881

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended June 28, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$582	$1,319	$(322)	$1,579
Investing Activities
Property Additions	—	(988)	(97)	(1,085)
Purchases of Short-term Investments	(685)	—	(5)	(690)
Proceeds from Sales of Short-term Investments	840	—	64	904
Other Investing Activities	(2)	(35)	(13)	(50)
Net Cash Provided by (Used in) Investing Activities	153	(1,023)	(51)	(921)
Financing Activities
Long-term Debt Repaid	(400)	(55)	—	(455)
Dividends Paid	(296)	(365)	365	(296)
Stock Options Exercised	9	—	—	9
Shares Repurchased	(95)	—	—	(95)
Other Financing Activities	7	4	(2)	9
Net Cash Provided by (Used in) Financing Activities	(775)	(416)	363	(828)
Net Increase (Decrease) in Cash and Cash Equivalents	(40)	(120)	(10)	(170)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$441	$115	$58	$614

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended June 29, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$37	$1,445	$(191)	$1,291
Investing Activities
Property Additions	—	(1,130)	(93)	(1,223)
Purchases of Short-term Investments	(50)	—	(8)	(58)
Proceeds from Sales of Short-term Investments	525	—	21	546
Other Investing Activities	(3)	97	(88)	6
Net Cash Provided by (Used in) Investing Activities	472	(1,033)	(168)	(729)
Financing Activities
Long-term Debt Issued	300	—	—	300
Long-term Debt Repaid	(400)	(54)	(1)	(455)
Dividends Paid	(270)	(357)	357	(270)
Stock Options Exercised	10	—	—	10
Shares Repurchased	(300)	—	—	(300)
Other Financing Activities	7	5	—	12
Net Cash Provided by (Used in) Financing Activities	(653)	(406)	356	(703)
Net Increase (Decrease) in Cash and Cash Equivalents	(144)	6	(3)	(141)
Cash and Cash Equivalents at Beginning of Period	549	154	80	783
Cash and Cash Equivalents at End of Period	$405	$160	$77	$642

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2013 HIGHLIGHTS

•	Record revenue of $3.1 billion increased $57 million or 2%.

•	Expenses increased $37 million or 2% to $2.1 billion.

•	Record operating income of $963 million increased $20 million or 2%.

•	Record operating ratio of 68.6%.

	Second Quarters				Six Months
	2013	2012	Change	% Change	2013	2012	Change	% Change
(in thousands)
Volume	1,656	1,640	16	1%	3,234	3,242	(8)	—%

(in millions)
Revenue	$3,069	$3,012	$57	2%	$6,027	$5,978	$49	1%
Expense	2,106	2,069	(37)	(2)	4,189	4,179	(10)	—
Operating Income	$963	$943	$20	2%	$1,838	$1,799	$39	2%

Operating Ratio	68.6%	68.7%	10	bps	69.5%	69.9%	40	bps

Earnings Per Diluted Share	$0.52	$0.49	$0.03	6%	$0.97	$0.92	$0.05	5%

Total revenue increased 2% year-over-year driven by volume growth and higher revenue per unit resulting from pricing gains across most markets. Expenses also increased 2% versus the prior year primarily as a result of inflation and higher incentive compensation. These increases in expenses were partially offset by efficiency-related cost savings, gains on operating properties and reduced fuel expense.

For additional information, refer to Results of Operations discussed on pages 28 through 32.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Agricultural
Agricultural Products	95	101	(7)%	$248	$261	(5)%	$2,611	$2,584	2%
Phosphates and Fertilizers	86	79	9	135	125	8	1,570	1,582	(1)
Food and Consumer	25	25	(1)	69	68	1	2,760	2,720	2
Industrial
Chemicals	133	120	11	476	430	11	3,579	3,583	—
Automotive	113	111	2	318	302	5	2,814	2,721	3
Metals	66	67	(2)	163	163	—	2,470	2,433	2
Housing and Construction
Forest Products	74	71	3	195	184	6	2,635	2,592	3
Minerals (a)	75	70	7	115	107	7	1,533	1,529	—
Waste and Equipment (a)	35	36	(2)	63	71	(11)	1,800	1,972	(10)
Total Merchandise	702	680	3	1,782	1,711	4	2,538	2,516	1

Coal	310	331	(6)	770	820	(6)	2,484	2,477	—

Intermodal	644	629	2	425	408	4	660	649	2

Other	—	—	—	92	73	25	—	—	—

Total	1,656	1,640	1%	$3,069	$3,012	2%	$1,853	$1,837	1%

Six Months
	Volume			Revenue			Revenue Per Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Agricultural
Agricultural Products	190	209	(10)%	$489	$536	(9)%	$2,574	$2,565	1%
Phosphates and Fertilizers	170	159	7	279	256	9	1,641	1,610	2
Food and Consumer	49	50	(2)	137	135	1	2,796	2,700	3
Industrial
Chemicals	263	237	11	944	845	12	3,589	3,565	1
Automotive	218	216	1	611	583	5	2,803	2,699	4
Metals	132	139	(5)	324	334	(3)	2,455	2,403	2
Housing and Construction
Forest Products	147	144	2	384	365	5	2,612	2,535	3
Minerals (a)	132	127	4	211	201	5	1,598	1,583	1
Waste and Equipment (a)	67	70	(4)	120	131	(9)	1,791	1,871	(5)
Total Merchandise	1,368	1,351	1	3,499	3,386	3	2,558	2,506	2

Coal	607	662	(8)	1,496	1,652	(9)	2,465	2,495	(1)

Intermodal	1,259	1,229	2	829	797	4	658	648	2

Other	—	—	—	203	143	42	—	—	—

Total	3,234	3,242	—%	$6,027	$5,978	1%	$1,864	$1,844	1%
(a) Prior periods have been reclassified to conform to current presentation.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter 2013
Revenue

Volume increased 1% year-over-year as growth in merchandise and intermodal more than offset lower coal volume. Total revenue increased by 2% year-over-year driven by volume growth and higher revenue per unit resulting from pricing gains across most markets.

Merchandise

Agricultural Sector

Agricultural Products - Volume decreased due to lower shipments of feed grain, soybeans and ethanol. Feed grain and soybean shipments were impacted by low supplier inventories caused by last year's drought and increased competition from imports. Ethanol shipments declined as a result of lower gasoline demand in the U.S. and reduced production.

Phosphates and Fertilizers - Volume increased as the reopening of a customer mine and higher demand led to more short haul phosphate rock shipments to fertilizer production facilities. Fertilizer volume also grew as low crop inventories and strong crop prices led to an increase in application by farms to improve crop yields.

Food and Consumer - Volume declined due to a reduction in alcoholic beverage shipments. This reduction was primarily driven by consolidation within a customer's distribution network that resulted in lower shipments for CSX.

Industrial Sector

Chemicals - Volume growth was driven by an increase in energy-related shipments that include crude oil, liquefied petroleum gas (LPG) and frac sand. The rise in crude oil shipments was due to increased supply of low-cost crude from shale drilling activity, resulting in new shipments to east coast refineries.

Automotive - Automotive volume grew as North American light vehicle production increased 5% year-over-year. This increase was partially offset by competitive losses that occurred earlier this year in both automotive parts and finished vehicles.

Metals - Volume decreased due to lower shipments of sheet steel that were negatively impacted by competitive losses that occurred earlier this year and capacity reductions from mill closures.

Housing and Construction Sector

Forest Products - Volume growth was led by an increase in building product shipments due to the continued recovery of the residential housing market.

Minerals - Volume increased in aggregates (which include crushed stone, sand and gravel) due to the continued recovery in construction activity and modal conversion growth with an existing customer.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Waste and Equipment - Volume decreased as military and machinery shipments were negatively impacted by government budget constraints and the expiration of the federal tax credit on the production of wind energy machinery. Partially offsetting these decreases was growth in waste shipments which was driven by an increase in construction debris due to the continued recovery in construction activity and environmental remediation projects.

Coal

Export declines were driven by decreased shipments of U.S. thermal coal, primarily to Europe, and increased competition from other countries due to global oversupply. Partially offsetting this decrease, shipments of domestic coal increased due to higher coal generation as natural gas prices increased.

Intermodal

Domestic volume growth was driven by highway-to-rail conversions, expanded service offerings and growth with existing customers. International volume was up slightly as new services were partially offset by volume lost as a result of carrier port shifts.

Other

Other revenue increased year over year primarily due to higher revenue of $16 million from customers who did not meet minimum contractual volumes.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses

Expenses in the second quarter 2013 increased $37 million from the prior year's second quarter. Significant variances are described below.

Labor and Fringe expense increased $33 million due to the following:

•	Incentive compensation costs were $24 million higher reflecting higher expected award payouts.

•
Efficiencies, despite volume growth, reduced labor costs $19 million due to the year-over-year improvement in crew starts and overtime, reduced headcount, as well as training savings due to lower hiring.

•	Wage expense increased $18 million as a result of inflation.

•	Various other costs increased $10 million during the quarter.

Materials, Supplies and Other expense increased $10 million due to the following:

•
Gains on operating rail properties increased year-over-year by $16 million. During the quarter, a gain of $22 million was recognized due to a non-monetary exchange of easements and rail assets. Additionally, the recognition of the deferred gain from the 2011 sale of an operating rail corridor to the state of Florida decreased $6 million year-over-year.

•	Inflation increased $10 million.

•	Train accidents and various other costs increased $16 million during the quarter, primarily driven by costs related to derailments, despite the improvement of the FRA train accident frequency rate.

Fuel expense decreased $13 million due to improved efficiency and a lower average price per gallon of 2% for locomotive fuel.

Depreciation expense increased $13 million due to larger asset base.

Interest expense increased $1 million primarily due to higher average debt balances during second quarter 2013 partially offset by lower average interest rates.

Other income - net increased $4 million primarily due to higher non-operating income.

Income tax expense was flat year over year primarily due higher earnings offset by a deferred tax adjustment, the resolution of certain tax matters and a change in state tax legislation.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six Months Results of Operations

Revenue increased $49 million to $6,027 million as a result of volume growth in many of the markets CSX serves along with higher yields resulting from pricing gains across most markets. Other revenue also increased primarily due to higher revenue from customers who did not meet minimum contractual volumes.

Operating income increased $39 million to $1,838 million primarily due to higher revenue, lower labor costs as a result of efficiency and gains on operating properties partially offset by inflation, higher incentive compensation and depreciation costs.

Interest expense increased $4 million primarily due to higher average debt balances during six months 2013 partially offset by lower average interest rates.

Other income-net decreased $3 million primarily due to higher non-operating expenses.

Income tax expense decreased $1 million primarily due to the extension of certain prior year tax credits, a deferred tax adjustment, the resolution of certain tax matters as well as changes in state tax legislation partially offset by higher earnings.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	Second Quarters			Six Months
	2013	2012	Improvement (Decline)	2013	2012	Improvement (Decline)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.93	0.65	(43)%	0.81	0.72	(13)%
FRA Train Accident Rate	1.81	1.95	7%	1.71	2.10	19%

On-Time Train Originations	91%	89%	2%	91%	89%	2%
On-Time Destination Arrivals	82%	78%	5%	84%	77%	9%

Train Velocity	23.0	22.4	3%	23.3	22.4	4%
Dwell	21.9	23.2	6%	22.1	23.6	6%

Cars-On-Line	181,929	189,974	4%	182,572	192,214	5%

Resources			Increase (Decrease)
Route Miles	20,777	20,830	—%
Locomotives (owned and long-term leased)	4,212	4,177	1%
Freight Cars (owned and long-term leased)	68,983	70,000	(1)%

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

At CSX, operational success is built on employee commitment to maintaining a constant focus on safety. During second quarter 2013, the FRA reportable personal injury frequency index increased 43 percent to 0.93; however, CSX remains a leader in a very safe industry. The reported FRA train accident frequency rate improved 7 percent year over year to 1.81 reflecting continued momentum in accident reduction.

Network reliability and service metrics showed strong improvements during second quarter 2013. On-time originations improved 2 percent to 0.91 percent, and on-time arrivals improved 5 percent to 0.82 percent.  Average train velocity increased 3 percent to 23 miles per hour, and dwell improved 6 percent to 21.9 hours.

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

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets increased $310 million from year end primarily due to the increase in net properties of$549 million resulting from capital investments. This increase was partially offset by the decline in cash (including short-term investment activity) of $354 million.

Total liabilities and shareholders' equity combined increased $310 million from year end which was primarily due to net earnings of $994 million and deferred income taxes of $217 million. Partially offsetting these increases were debt repayments of $455 million, dividends paid of $296 million and share repurchases of $95 million.

Significant Cash Flows

Cash decreased in both years, however, the decrease was $29 million more for the six months ended 2013 primarily due to the following:

•	No debt issued versus $300 million in the prior year

•	Lower proceeds from net sales of short-term investments of $274 million

The above decreases were partially offset by the following increases in cash:

•	No pension plan contribution versus $275 million in the prior year

•	Lower share repurchases of $205 million

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

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending life-to-date through June 2013 was $713 million.

Liquidity and Working Capital

As of the end of second quarter 2013, CSX had $1,017 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in June 2014. The Company's intention is to continue to renew this facility prior to its expiration. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $71 million and $174 million as of June 2013 and December 2012, respectively. This decline since year end is primarily due to cash used for capital investments, long-term debt repaid and dividends paid which more than offset cash from operations.

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

Item 4. CONTROLS AND PROCEDURES

As of June 28, 2013, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 28, 2013, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
In April 2013, CSX announced a new $1 billion share repurchase program which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases.
Share repurchase activity of $95 million for the second quarter 2013 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Second Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$1,000,000,000

April	174,300	$23.80	174,300	995,851,785

May	1,651,900	25.12	1,651,900	954,361,436

June	2,004,900	24.84	2,004,900	904,565,098

Ending Balance	3,831,100	$24.91	3,831,100	$904,565,098

(a) Second quarter 2013 consisted of the following fiscal periods: April (March 30, 2013 - April 26, 2013), May (April 27, 2013 - May 24, 2013), June (May 25, 2013 - June 28, 2013).

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

3.2    Bylaws of CSX Corporation, amended and restated effective as of July 10, 2013 (incorporated herein by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 10, 2013)

10.1    CSX 2013-2015 Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2013)

31*     Rule 13a-14(a) Certifications

32*     Section 1350 Certifications

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 28, 2013 filed with the SEC on July 17, 2013, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended June 28, 2013 and June 29, 2012, (ii) consolidated comprehensive income statements for the fiscal periods ended June 28, 2013 and June 29, 2012, (iii) consolidated balance sheets at June 28, 2013 and December 28, 2012, (iv) consolidated cash flow statements for the fiscal periods ended June 28, 2013 and June 29, 2012, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: July 17, 2013