Form 10-Q
period 2013-09-27
CSX CORP
filed 2013-10-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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
Yes ( ) No (X)
There were 1,013,674,361 shares of common stock outstanding on September 27, 2013 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2013

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2013	2012	2013	2012

Revenue	$2,999	$2,894	$9,026	$8,872
Expense
Labor and Fringe	791	754	2,335	2,268
Materials, Supplies and Other	576	525	1,643	1,617
Fuel	407	397	1,248	1,251
Depreciation	277	268	823	788
Equipment and Other Rents	94	96	285	295
Total Expense	2,145	2,040	6,334	6,219

Operating Income	854	854	2,692	2,653

Interest Expense	(136)	(138)	(423)	(421)
Other Income - Net	5	5	11	14
Earnings Before Income Taxes	723	721	2,280	2,246

Income Tax Expense	(260)	(266)	(823)	(830)
Net Earnings	$463	$455	$1,457	$1,416

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.46	$0.44	$1.43	$1.36
Net Earnings Per Share, Assuming Dilution	$0.46	$0.44	$1.43	$1.36

Average Shares Outstanding (In millions)	1,017	1,038	1,021	1,042
Average Shares Outstanding, Assuming Dilution (In millions)	1,018	1,040	1,021	1,044

Cash Dividends Paid Per Common Share	$0.15	$0.14	$0.44	$0.40

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2013	2012	2013	2012
Total Comprehensive Earnings (Note 10)	$479	$471	$1,507	$1,458

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions, except per share amounts)

	(Unaudited)
	September 27, 2013	December 28, 2012
ASSETS
Current Assets:
Cash and Cash Equivalents	$591	$784
Short-term Investments	128	587
Accounts Receivable - Net (Note 1)	981	962
Materials and Supplies	267	274
Deferred Income Taxes	148	119
Other Current Assets	85	75
Total Current Assets	2,200	2,801

Properties	36,637	35,279
Accumulated Depreciation	(9,691)	(9,229)
Properties - Net	26,946	26,050

Investment in Conrail	715	695
Affiliates and Other Companies	526	511
Other Long-term Assets	556	514
Total Assets	$30,943	$30,571

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$1,078	$1,014
Labor and Fringe Benefits Payable	511	468
Casualty, Environmental and Other Reserves (Note 4)	149	140
Current Maturities of Long-term Debt (Note 7)	264	780
Income and Other Taxes Payable	138	85
Other Current Liabilities	111	140
Total Current Liabilities	2,251	2,627

Casualty, Environmental and Other Reserves (Note 4)	284	337
Long-term Debt (Note 7)	8,787	9,052
Deferred Income Taxes	8,387	8,096
Other Long-term Liabilities	1,366	1,457
Total Liabilities	21,075	21,569

Shareholders' Equity:
Common Stock $1 Par Value	1,014	1,020
Other Capital	50	28
Retained Earnings	9,670	8,876
Accumulated Other Comprehensive Loss (Note 10)	(886)	(936)
Noncontrolling Interest	20	14
Total Shareholders' Equity	9,868	9,002
Total Liabilities and Shareholders' Equity	$30,943	$30,571

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2013	2012

OPERATING ACTIVITIES
Net Earnings	$1,457	$1,416
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	823	788
Deferred Income Taxes	229	456
Contributions to Qualified Pension Plans	—	(275)
Gain on Property Dispositions	(68)	(72)
Other Operating Activities	(53)	(39)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(76)	12
Other Current Assets	(6)	(57)
Accounts Payable	85	48
Income and Other Taxes Payable	66	148
Other Current Liabilities	42	(121)
Net Cash Provided by Operating Activities	2,499	2,304

INVESTING ACTIVITIES
Property Additions	(1,687)	(1,830)
Purchase of Short-term Investments	(809)	(78)
Proceeds from Sales of Short-term Investments	1,307	573
Other Investing Activities	(54)	10
Net Cash Used in Investing Activities	(1,243)	(1,325)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	—	300
Long-term Debt Repaid (Note 7)	(779)	(481)
Dividends Paid	(448)	(415)
Stock Options Exercised (Note 3)	9	11
Shares Repurchased	(224)	(500)
Other Financing Activities	(7)	16
Net Cash Used in Financing Activities	(1,449)	(1,069)

Net Decrease in Cash and Cash Equivalents	(193)	(90)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	784	783
Cash and Cash Equivalents at End of Period	$591	$693

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and nine months ended September 27, 2013 and September 28, 2012;

•	Consolidated comprehensive income statements for the quarters and nine months ended September 27, 2013 and September 28, 2012;

•	Consolidated balance sheets at September 27, 2013 and December 28, 2012; and

•	Consolidated cash flow statements for the nine months ended September 27, 2013 and September 28, 2012.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies, continued

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

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2013 and 2012 consisted of 13 weeks ending on September 27, 2013 and September 28, 2012, respectively.

•	Fiscal year 2013 and 2012 will each consist of 52 weeks ending on December 27, 2013 and December 28, 2012, respectively.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 27, 2013 and September 28, 2012, and references to "year-end" indicate the fiscal year ended December 28, 2012.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $33 million and $36 million is included in the consolidated balance sheets as of the end of third quarter 2013 and December 2012, respectively.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Nature of Operations and Significant Accounting Policies, continued

Other Items

Share Repurchases

In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. During third quarter 2013, CSX repurchased $129 million in shares. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

Amortization of Gain from Property Disposition

In November 2011, the Company sold an operating rail corridor to the state of Florida for a new commuter rail operation known as SunRail. This agreement obligated the Company to invest a total of $500 million in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction within the eight year period following the transaction. The Company invested $80 million during third quarter 2012, and $142 million and $225 million for nine months 2013 and 2012, respectively. The required investment obligation was fulfilled during the second quarter of 2013.

In accordance with the Real Estate Sales Topic in the ASC, this sale of real estate resulted in a deferred gain of $160 million. The deferred gain is primarily recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $30 million in the third quarter of 2012, and $43 million and $69 million for the nine months ended 2013 and 2012, respectively. No gains were recognized in the third quarter of 2013. This gain is included in materials, supplies and other in the consolidated income statements. Going forward, the Company expects no further material gains.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2013	2012	2013	2012
Numerator (Dollars in millions):
Net Earnings	$463	$455	$1,457	$1,416

Denominator (Units in millions):
Average Common Shares Outstanding	1,017	1,038	1,021	1,042
Other Potentially Dilutive Common Shares (a)	1	2	—	2
Average Common Shares Outstanding, Assuming Dilution	1,018	1,040	1,021	1,044

Net Earnings Per Share, Basic	$0.46	$0.44	$1.43	$1.36
Net Earnings Per Share, Assuming Dilution	$0.46	$0.44	$1.43	$1.36

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation. Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  An immaterial amount of conversions occurred during third quarters 2013 and 2012. As of the end of third quarter 2013, approximately $2 million of convertible debentures at face value remained outstanding, which are convertible into approximately 244 thousand shares of CSX common stock.

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

Additionally, as part of the 2013 LTIP, the Company granted approximately 439 thousand restricted stock units to certain employees on May 7, 2013.  The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and are not based upon CSX's attainment of operational targets.

Both performance units and restricted stock units require participants to be employed through the final day of the respective vesting period except in the case of death, disability or retirement.  For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.
Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Third Quarters		Nine Months
(Dollars in millions)	2013	2012	2013	2012

Share-Based Compensation Expense	$7	$6	$9	$10
Income Tax Benefit	3	3	4	4

The following table provides information about stock options exercised and expired.

	Third Quarters		Nine Months
(In thousands)	2013	2012	2013	2012

Number of Stock Options Exercised	—	273	—	1,891
Number of Stock Options Expired	—	—	—	15

As of December 2009, all outstanding options were vested, and therefore, there will be no future expense related to these options.  As of the end of third quarter 2013, CSX had no stock options outstanding, as all remaining stock options expired in May 2013.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	September 27, 2013			December 28, 2012
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$79	$122	$201	$75	$158	$233
Occupational	4	23	27	5	31	36
Asbestos	7	44	51	8	48	56
Total Casualty	90	189	279	88	237	325
Environmental	41	47	88	33	55	88
Other	18	48	66	19	45	64
Total	$149	$284	$433	$140	$337	$477

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

Casualty

Casualty reserves of $279 million for the third quarter 2013 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Environmental

Environmental reserves were $88 million for the third quarter 2013. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 242 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other

Other reserves of $66 million for the third quarter 2013 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Legal

The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge practices, environmental and hazardous material exposure matters, FELA claims by employees, other personal injury or property claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be reasonably determined, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these pending items will have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $17 million in aggregate at September 27, 2013. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. On October 15, 2013, the District Court held a case management conference to determine the scope and schedule of the remand proceedings.  The parties were directed to confer and propose a schedule to the District Court on the remand proceedings. In the interim, the District Court has delayed proceedings on the merits of the case.

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

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2013	2012	2013	2012
Service Cost	$12	$11	$37	$33
Interest Cost	27	31	81	92
Expected Return on Plan Assets	(41)	(43)	(122)	(124)
Amortization of Net Loss	25	21	75	62
Total Expense	$23	$20	$71	$63

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2013	2012	2013	2012
Service Cost	$1	$1	$3	$3
Interest Cost	3	4	9	12
Amortization of Net Loss	3	2	10	7
Amortization of Prior Service Costs	—	—	(1)	(1)
Total Expense	$7	$7	$21	$21

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2013 was as follows:

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2012	$780	$9,052	$9,832
2013 activity:
Long-term debt repaid	(779)	—	(779)
Reclassifications	263	(263)	—
Discount and premium activity	—	(2)	(2)
Long-term debt as of third quarter 2013	$264	$8,787	$9,051

For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

Credit Facility

CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of third quarter 2013, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Income Taxes

During third quarter 2013, the Company recorded an income tax benefit of $11 million, or $0.01 per share, primarily as a result of changes in state legislation. During the prior year's third quarter, the Company recorded an income tax benefit of $8 million, or $0.01 per share, primarily due to a property disposition that occurred in the period.

There have been no material changes to the balance of unrecognized tax benefits during third quarters 2013 and 2012.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 9.    Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $315 million and $742 million as of September 27, 2013 and December 28, 2012, respectively.

	September 27, 2013				December 28, 2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$119	$—	$119	$—	$555	$—	$555
Corporate Bonds	—	132	—	132	—	122	—	122
Government Securities	—	50	—	50	—	51	—	51
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$301	$15	$316	$—	$728	$15	$743

Certain prior year amounts have been reclassified to conform to the current year presentation.

These investments have the following maturities:

(Dollars in millions)	September 27, 2013	December 28, 2012
Less than 1 year	$128	$587
1 - 2 years	30	61
2 - 5 years	140	76
Greater than 5 years	18	19
Total	$316	$743

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

 NOTE 9.    Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 27, 2013	December 28, 2012
Long-term Debt (Including Current Maturities):
Fair Value	$9,884	$11,562
Carrying Value	$9,051	$9,832

NOTE 10.     Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $479 million and $471 million for third quarters 2013 and 2012, respectively, and $1,507 million and $1,458 million for nine months 2013 and 2012, respectively.

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

	Pension and Other Post-Employment Benefits	Other (b)	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 28, 2012, Net of Tax	$(851)	$(85)	$(936)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings (a)	85	(2)	83
Tax Expense	(34)	1	(33)
Total Other Comprehensive Income (Loss)	51	(1)	50
Balance September 27, 2013, Net of Tax	$(800)	$(86)	$(886)

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
Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is as follows:

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,979	$20	$2,999
Expense	(98)	2,247	(4)	2,145
Operating Income	98	732	24	854

Equity in Earnings of Subsidiaries	491	—	(491)	—
Interest (Expense) / Benefit	(125)	(15)	4	(136)
Other Income / (Expense) - Net	(2)	2	5	5

Earnings Before Income Taxes	462	719	(458)	723
Income Tax Benefit / (Expense)	1	(260)	(1)	(260)
Net Earnings	$463	$459	$(459)	$463

Total Comprehensive Earnings	$479	$461	$(461)	$479

Third Quarter 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,878	$16	$2,894
Expense	(90)	2,166	(36)	2,040
Operating Income	90	712	52	854

Equity in Earnings of Subsidiaries	478	—	(478)	—
Interest (Expense) / Benefit	(126)	(17)	5	(138)
Other Income / (Expense) - Net	(1)	2	4	5

Earnings Before Income Taxes	441	697	(417)	721
Income Tax (Expense) / Benefit	14	(262)	(18)	(266)
Net Earnings	$455	$435	$(435)	$455

Total Comprehensive Earnings	$471	$437	$(437)	$471

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months Ended September 27, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,970	$56	$9,026
Expense	(283)	6,677	(60)	6,334
Operating Income	283	2,293	116	2,692

Equity in Earnings of Subsidiaries	1,527	(1)	(1,526)	—
Interest (Expense) / Benefit	(387)	(47)	11	(423)
Other Income / (Expense) - Net	(5)	1	15	11

Earnings Before Income Taxes	1,418	2,246	(1,384)	2,280
Income Tax (Expense) / Benefit	39	(825)	(37)	(823)
Net Earnings	$1,457	$1,421	$(1,421)	$1,457

Total Comprehensive Earnings	$1,507	$1,425	$(1,425)	$1,507

Nine Months Ended September 28, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,823	$49	$8,872
Expense	(266)	6,587	(102)	6,219
Operating Income	266	2,236	151	2,653

Equity in Earnings of Subsidiaries	1,512	(1)	(1,511)	—
Interest (Expense) / Benefit	(381)	(53)	13	(421)
Other Income / (Expense) - Net	(3)	6	11	14

Earnings Before Income Taxes	1,394	2,188	(1,336)	2,246
Income Tax (Expense) / Benefit	22	(795)	(57)	(830)
Net Earnings	$1,416	$1,393	$(1,393)	$1,416

Total Comprehensive Earnings	$1,458	$1,393	$(1,393)	$1,458

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of September 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$432	$101	$58	$591
Short-term Investments	120	—	8	128
Accounts Receivable - Net	2	363	616	981
Receivable from Affiliates	1,179	2,389	(3,568)	—
Materials and Supplies	—	267	—	267
Deferred Income Taxes	(3)	152	(1)	148
Other Current Assets	11	61	13	85
Total Current Assets	1,741	3,333	(2,874)	2,200

Properties	3	34,535	2,099	36,637
Accumulated Depreciation	(3)	(8,606)	(1,082)	(9,691)
Properties - Net	—	25,929	1,017	26,946

Investments in Conrail	—	—	715	715
Affiliates and Other Companies	(39)	607	(42)	526
Investments in Consolidated Subsidiaries	19,766	—	(19,766)	—
Other Long-term Assets	180	384	(8)	556
Total Assets	$21,648	$30,253	$(20,958)	$30,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$143	$898	$37	$1,078
Labor and Fringe Benefits Payable	36	429	46	511
Payable to Affiliates	3,309	481	(3,790)	—
Casualty, Environmental and Other Reserves	—	134	15	149
Current Maturities of Long-term Debt	200	64	—	264
Income and Other Taxes Payable	(379)	490	27	138
Other Current Liabilities	—	109	2	111
Total Current Liabilities	3,309	2,605	(3,663)	2,251

Casualty, Environmental and Other Reserves	—	217	67	284
Long-term Debt	7,808	979	—	8,787
Deferred Income Taxes	(204)	8,448	143	8,387
Other Long-term Liabilities	887	603	(124)	1,366
Total Liabilities	$11,800	$12,852	$(3,577)	$21,075

Shareholders' Equity
Common Stock, $1 Par Value	$1,014	$181	$(181)	$1,014
Other Capital	50	5,077	(5,077)	50
Retained Earnings	9,670	12,217	(12,217)	9,670
Accumulated Other Comprehensive Loss	(886)	(98)	98	(886)
Noncontrolling Interest	—	24	(4)	20
Total Shareholders' Equity	$9,848	$17,401	$(17,381)	$9,868
Total Liabilities and Shareholders' Equity	$21,648	$30,253	$(20,958)	$30,943

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 27, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$871	$2,106	$(478)	$2,499
Investing Activities
Property Additions	—	(1,522)	(165)	(1,687)
Purchases of Short-term Investments	(805)	—	(4)	(809)
Proceeds from Sales of Short-term Investments	1,240	—	67	1,307
Other Investing Activities	(4)	(76)	26	(54)
Net Cash Provided by (Used in) Investing Activities	431	(1,598)	(76)	(1,243)
Financing Activities
Long-term Debt Issued	—	—	—	—
Long-term Debt Repaid	(700)	(79)	—	(779)
Dividends Paid	(448)	(548)	548	(448)
Stock Options Exercised	9	—	—	9
Shares Repurchased	(224)	—	—	(224)
Other Financing Activities	12	(15)	(4)	(7)
Net Cash Provided by (Used in) Financing Activities	(1,351)	(642)	544	(1,449)
Net Increase (Decrease) in Cash and Cash Equivalents	(49)	(134)	(10)	(193)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$432	$101	$58	$591

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 28, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$429	$2,202	$(327)	$2,304
Investing Activities
Property Additions	—	(1,669)	(161)	(1,830)
Purchases of Short-term Investments	(50)	—	(28)	(78)
Proceeds from Sales of Short-term Investments	525	—	48	573
Other Investing Activities	(6)	78	(62)	10
Net Cash Provided by (Used in) Investing Activities	469	(1,591)	(203)	(1,325)
Financing Activities
Long-term Debt Issued	300	—	—	300
Long-term Debt Repaid	(400)	(79)	(2)	(481)
Dividends Paid	(415)	(536)	536	(415)
Stock Options Exercised	11	—	—	11
Shares Repurchased	(500)	—	—	(500)
Other Financing Activities	15	3	(2)	16
Net Cash Provided by (Used in) Financing Activities	(989)	(612)	532	(1,069)
Net Increase (Decrease) in Cash and Cash Equivalents	(91)	(1)	2	(90)
Cash and Cash Equivalents at Beginning of Period	549	154	80	783
Cash and Cash Equivalents at End of Period	$458	$153	$82	$693

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2013 HIGHLIGHTS

•	Revenue of $3.0 billion increased $105 million or 4%.

•	Expenses of $2.1 billion increased $105 million or 5%.

•	Operating income of $854 million remained flat.

•	Operating ratio of 71.5% increased 100 basis points from 70.5%.

	Third Quarters				Nine Months
	2013	2012	Change	% Change	2013	2012	Change	% Change
(in thousands)
Volume	1,643	1,600	43	1%	4,877	4,842	35	1%

(in millions)
Revenue	$2,999	$2,894	$105	4%	$9,026	$8,872	$154	2%
Expense	2,145	2,040	(105)	(5)%	6,334	6,219	(115)	(2)%
Operating Income	$854	$854	$—	—%	$2,692	$2,653	$39	1%

Operating Ratio	71.5%	70.5%	(100)	bps	70.2%	70.1%	(10)	bps

Earnings Per Diluted Share	$0.46	$0.44	$0.02	5%	$1.43	$1.36	$0.07	5%

Total revenue increased 4% year over year driven by volume growth and higher revenue per unit resulting from pricing gains across most markets. Further contributing to this increase was higher revenue from customers who did not meet minimum contractual volumes. Expenses increased 5% year over year primarily as a result of higher incentive compensation and inflation. Also contributing to this increase were prior year real estate gains on operating property that did not recur in the current year. These increases in expenses were partially offset by efficiency-related cost savings.

For additional information, refer to Results of Operations discussed on pages 28 through 32.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Agricultural
Agricultural Products	87	88	(1)%	$223	$220	1%	$2,563	$2,500	3%
Phosphates and Fertilizers	80	80	—	124	123	1	1,550	1,538	1
Food and Consumer	23	25	(8)	64	67	(4)	2,783	2,680	4
Industrial
Chemicals	132	118	12	469	424	11	3,553	3,593	(1)
Automotive	101	100	1	286	270	6	2,832	2,700	5
Metals	67	64	5	164	155	6	2,448	2,422	1
Housing and Construction
Forest Products	77	73	5	199	182	9	2,584	2,493	4
Minerals (a)	76	74	3	114	104	10	1,500	1,405	7
Waste and Equipment (a)	44	33	33	76	64	19	1,727	1,939	(11)
Total Merchandise	687	655	5	1,719	1,609	7	2,502	2,456	2

Coal	299	323	(7)	720	791	(9)	2,408	2,449	(2)

Intermodal	657	622	6	431	399	8	656	641	2

Other	—	—	—	129	95	36	—	—	—

Total	1,643	1,600	3%	$2,999	$2,894	4%	$1,825	$1,809	1%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Agricultural
Agricultural Products	277	297	(7)%	$712	$756	(6)%	$2,570	$2,545	1%
Phosphates and Fertilizers	250	239	5	403	379	6	1,612	1,586	2
Food and Consumer	72	75	(4)	201	202	—	2,792	2,693	4
Industrial
Chemicals	395	355	11	1,413	1,269	11	3,577	3,575	—
Automotive	319	316	1	897	853	5	2,812	2,699	4
Metals	199	203	(2)	488	489	—	2,452	2,409	2
Housing and Construction
Forest Products	224	217	3	583	547	7	2,603	2,521	3
Minerals (a)	208	201	3	325	305	7	1,563	1,517	3
Waste and Equipment (a)	111	103	8	196	195	1	1,766	1,893	(7)
Total Merchandise	2,055	2,006	2	5,218	4,995	4	2,539	2,490	2

Coal	906	985	(8)	2,216	2,443	(9)	2,446	2,480	(1)

Intermodal	1,916	1,851	4	1,260	1,196	5	658	646	2

Other	—	—	—	332	238	39	—	—	—

Total	4,877	4,842	1%	$9,026	$8,872	2%	$1,851	$1,832	1%
(a) Prior periods have been reclassified to conform to current presentation.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Third Quarter 2013

Revenue
Volume increased 3% year-over-year as growth in merchandise and intermodal more than offset lower coal volume. Total revenue increased by 4% year-over-year driven by this volume growth and higher revenue per unit resulting from pricing gains across most markets.

Merchandise

Agricultural Sector

Agricultural Products - Volume was slightly down as growth in wheat shipments was offset by lower shipments of export feed grain and ethanol. Wheat volume increased primarily due to a customer expansion. Export feed grain shipments were negatively impacted by low domestic inventories caused by last year's drought in the Midwest. Ethanol shipments declined year-over-year due to competitive losses.

Phosphates and Fertilizers - Volume was flat as growth in phosphate rock shipments were offset by lower shipments of fertilizer.  The growth in phosphate rock was due to the reopening of a customer mine that led to more short haul shipments that were previously sourced from an origin not located on CSX's network.  This increase was offset by lower fertilizer shipments as producers were reluctant to build inventories as a result of declining prices.

Food and Consumer - Volume declined due to a reduction in shipments of alcoholic beverages and refrigerated products. The reduction in alcoholic beverages was primarily driven by consolidation within a customer's distribution network that resulted in lower shipments for CSX, while the decline in refrigerated products was driven by lower potato shipments as a result of more normalized production levels compared to the above-average yields in the prior year.

Industrial Sector

Chemicals - Volume growth was driven by an increase in energy-related shipments that included crude oil, liquefied petroleum gas (LPG) and frac sand. The rise in crude oil shipments was due to increased supply of low-cost crude from shale drilling activity, resulting in new shipments to east coast refineries.

Automotive - Volume slightly increased in finished vehicle shipments as North American light vehicle production grew year-over-year. This increase was partially offset by competitive losses in both automotive parts and finished vehicles.

Metals - Volume increased in scrap and aluminum shipments due to an increase in domestic steel production and modal conversions. This growth was partially offset by lower sheet steel shipments that were impacted by competitive losses and an unplanned mill outage.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Housing and Construction Sector

Forest Products - Volume growth was led by an increase in building products and pulp board shipments. Building products increased due to the continued recovery of the residential housing market. Pulp board shipments grew as a result of inventory replenishments that resulted from production outages earlier in the year.

Minerals - Volume growth was driven by an increase in salt and cement shipments. The increase in salt was driven by inventory replenishment from the more severe winter weather earlier this year that resulted in more application of salt to roads, and cement increased from the continued recovery in construction activity.

Waste and Equipment - Volume growth was led by waste shipments which was driven by an increase in construction debris due to the continued recovery in construction activity and environmental remediation projects.

Coal

Export declines were driven by decreased shipments of U.S. thermal and metallurgical coal, as a result of global oversupply and lower coal prices. Shipments of domestic coal declined due to decreased electrical generation and utility stockpiles above target levels.

Intermodal

Domestic volume increased as a result of growth with existing customers and continued success with highway-to-rail conversions. International volume grew as strength with existing customers and growth from new service offerings more than offset volume losses from a carrier port shift.

Other

Other revenue increased primarily due to $51 million of revenue recognized in the quarter compared to $13 million in the prior year from customers who did not meet minimum contractual volumes. This represents a $38 million increase year over year.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses

Expenses in the third quarter 2013 increased $105 million from the prior year's third quarter. Significant variances are described below.

Labor and Fringe expense increased $37 million due to the following:

•	Incentive compensation costs were $36 million higher reflecting higher expected award payouts.

•	Inflation-related expenses increased $18 million.

•	Partially offsetting these increases, efficiencies (net of volume growth) reduced labor costs $17 million due to year-over-year improvement in crew starts and reduced headcount.

Materials, Supplies and Other expense increased $51 million due to the following:

•	In the prior year, the Company recognized $30 million of a deferred gain from the sale of an operating rail corridor.

•	Inflation increased $10 million.

•	Various other costs increased $11 million during the quarter.

Fuel expense increased $10 million as improved efficiency and price was more than offset by volume-related costs and an adjustment to an interline fuel receivable, which was the primary driver of the $16 million unfavorable variance in other.

Depreciation expense increased $9 million due to larger asset base.

Interest expense decreased $2 million to $136 million primarily due to lower average interest rates during the third quarter of 2013 partially offset by higher average debt balances.

Other income - net of $5 million was flat year over year as higher non-operating income was offset by lower real estate activity.

Income tax expense decreased $6 million to $260 million primarily due to a current year benefit related to a change in state tax legislation. This decrease was partially offset by higher earnings as well as a prior year benefit related to a property disposition that did not recur this year.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine Months Results of Operations

Revenue increased $154 million to $9,026 million as a result of volume growth in many of the markets CSX serves along with higher yields resulting from pricing gains across most markets. Other revenue also increased primarily due to higher revenue from customers who did not meet minimum contractual volumes.

Operating income increased $39 million to $2,692 million primarily due to higher revenue and efficiency-related costs savings. These were partially offset by inflation, higher incentive compensation and depreciation.

Interest expense increased $2 million to $423 million primarily due to higher average debt balances during nine months 2013 partially offset by lower average interest rates.

Other income-net decreased $3 million to $11 million primarily due to higher non-operating expenses.

Income tax expense decreased $7 million to $823 million primarily due to changes in state tax legislation, the extension of certain prior year tax credits, deferred tax adjustment, and the resolution of certain tax matters, partially offset by higher earnings.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	Third Quarters			Nine Months
	2013	2012	Improvement (Decline)	2013	2012	Improvement (Decline)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.78	0.76	(3)%	0.83	0.74	(12)%
FRA Train Accident Rate	1.70	2.20	23%	1.79	2.13	16%

On-Time Train Originations	90%	90%	—%	91%	89%	2%
On-Time Destination Arrivals	83%	80%	4%	83%	78%	6%

Train Velocity	23.3	22.6	3%	23.3	22.5	4%
Dwell	21.8	23.2	6%	22.0	23.5	6%

Cars-On-Line	182,002	188,907	4%	182,380	191,104	5%

Resources			Increase (Decrease)
Route Miles	20,859	20,830	—%
Locomotives (owned and long-term leased)	4,242	4,178	2%
Freight Cars (owned and long-term leased)	68,495	70,368	(3)%

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

At CSX, operational success is built on employee commitment to maintaining a constant focus on safety. During third quarter 2013, the FRA reportable personal injury frequency index declined 3 percent year over year to 0.78 as CSX continues to remain a leader in a very safe industry. The reported FRA train accident frequency rate improved 23 percent year over year to 1.70 reflecting continued momentum in accident reduction.

Network reliability and service metrics continued to show year over year improvements during third quarter 2013. While on-time originations remained flat year over year at 90 percent, on-time arrivals improved 4 percent to 83 percent, average train velocity increased 3 percent to 23.3 miles per hour and dwell improved 6 percent to 21.8 hours.

LIQUIDITY AND CAPITAL RESOURCES

The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

Total assets increased $372 million from year end primarily due to the increase in net properties of $896 million resulting from capital investments. This increase was partially offset by the decline in cash (including short-term investment activity) of $652 million.

Total liabilities and shareholders' equity combined increased $372 million from year end. This increase was primarily due to net earnings of $1,457 million and deferred income taxes of $291 million. Partially offsetting these increases were debt repayments of $779 million, dividends paid of $448 million as well as share repurchases of $224 million.

Significant Cash Flows

Cash and cash equivalents decreased in both years, however, the decrease was $103 million more for the nine months ended 2013 primarily due to the following:

•	No debt issued versus $300 million in the prior year

•	Higher debt repayments of $298 million

The above decreases were partially offset by the following increases in cash:

•	No pension plan contribution versus $275 million in the prior year

•	Lower share repurchases of $276 million

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

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending life-to-date through September 2013 was $791 million.

Liquidity and Working Capital

As of the end of third quarter 2013, CSX had $719 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $51 million and a surplus of $174 million as of September 2013 and December 2012, respectively. This decline since year end is primarily due to cash used for capital investments, long-term debt repaid and dividends paid and share repurchases which more than offset cash from operations.

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

Item 4. CONTROLS AND PROCEDURES

As of September 27, 2013, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 27, 2013, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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
Share repurchase activity of $129 million for the third quarter 2013 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Third Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$904,565,098

July	1,545,500	$24.16	1,545,500	867,220,207

August	1,644,400	25.23	1,644,400	825,729,674

September	1,945,200	25.60	1,945,200	775,937,722

Ending Balance	5,135,100	$25.05	5,135,100	$775,937,722

(a) Third quarter 2013 consisted of the following fiscal periods: July (June 29, 2013 - July 26, 2013), August (July 27, 2013 - August 23, 2013), September (August 24, 2013 - September 27, 2013).

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None

Item 6. Exhibits

Exhibits

31*     Rule 13a-14(a) Certifications

32*     Section 1350 Certifications

101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 27, 2013 filed with the SEC on October 16, 2013, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 27, 2013 and September 28, 2012, (ii) consolidated comprehensive income statements for the fiscal periods ended September 27, 2013 and September 28, 2012, (iii) consolidated balance sheets at September 27, 2013 and December 28, 2012, (iv) consolidated cash flow statements for the fiscal periods ended September 27, 2013 and September 28, 2012, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: October 16, 2013