Form 10-K
period 2013-12-27
CSX CORP
filed 2014-02-12
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2013
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
Yes (  ) No (X)
On June 28, 2013 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $21 billion (based on the New York Stock Exchange closing price on such date).
There were 1,007,591,673 shares of Common Stock outstanding on January 24, 2014 (the latest practicable date that is closest to the filing date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 7, 2014.

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

The Company’s annual average number of employees was approximately 31,000 in 2013, which includes approximately 26,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business

During 2013, CSXT’s transportation services generated $12.0 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.8 million carloads and generated approximately 59% of revenue and 42% of volume in 2013. The Company’s merchandise business is the most diverse and transports aggregates (which include crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped 1.2 million carloads and accounted for nearly 24% of revenue and 18% of volume in 2013.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Almost half of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 14% of revenue and 40% of volume in 2013. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for approximately 3% of the Company’s total revenue in 2013.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

CSX CORPORATION
PART I

Other Entities

In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries.   CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain CSXT customers and trucking dispatch operations.  TDSI serves the automotive industry with distribution centers and storage locations.  Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks.  Today, the biggest Transflo markets are chemicals and agriculture, which includes shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

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

Company History

A leader in freight rail transportation for more than 185 years, the Company’s heritage dates back to the early nineteenth century when The Baltimore and Ohio Railroad Company (“B&O”) – the nation’s first common carrier – was chartered in 1827. Since that time, the Company has built on this foundation to create a railroad that could safely and reliably service the ever-increasing demands of a growing nation.

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

Regulatory Environment

The Company's operations are subject to various federal, state, provincial (Canada) and local laws and regulations generally applicable to businesses operating in the United States and Canada.  In the U.S, the railroad operations conducted by the Company's subsidiaries, including CSXT, are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives and hazardous materials requirements.  In addition, the U.S. Environmental Protection Agency (“EPA”) has regulatory authority with respect to matters that impact the Company's properties and operations.  The EPA is considering regulatory action directed towards the railroad industry governing the disposal of creosote cross-ties and seeking to increase air emission regulations that may impact our operations or increase costs. Similarly, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security, has broad authority over railroad operating practices that may have homeland security implications. In Canada, the railroad operations conducted by the Company’s subsidiaries, including CSXT, are subject to the regulatory jurisdiction of the Canadian Transportation Agency.

Although the Staggers Act of 1980 significantly deregulated the U.S. rail industry, the STB has broad jurisdiction over rail carriers.  The STB regulates routes, fuel surcharges, conditions of service, rates for non-exempt traffic, acquisitions of control over rail common carriers, and the transfer, extension or abandonment of rail lines, among other railroad activities.

In 2008, Congress enacted the Rail Safety Improvement Act (the “RSIA”).  The legislation includes a mandate that all Class I freight railroads implement an interoperable positive train control system (“PTC”) by December 31, 2015. Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks. In 2012, the Association of American Railroads ("AAR") advised the FRA on behalf of the industry that a nationwide interoperable PTC network could not be completed by the deadline. In 2012, the FRA revised its final rule on the design, operational requirements and implementation of PTC technology, and is now re-examining certain additional aspects of the rule in response to rail industry concerns. In 2012, the FRA filed a report with Congress stating that it also believed that the majority of railroads would not be able to complete PTC implementation by the 2015 deadline and recommending that Congress amend the RSIA to allow the FRA to grant conditional extensions of the 2015 deadline.

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported.   The Company expects to incur significant capital costs in connection with the implementation of PTC as well as related ongoing operating expenses.   CSX currently estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion for the Company. Total PTC spending through 2013 was $875 million.

CSX CORPORATION
PART I

In 2012, the STB announced that it would accept comments on a proposal by the National Industrial Transportation League that would require Class I railroads to provide a form of "competitive access" to customers served solely by one railroad. Under this proposal, CSX would be required to allow a competing railroad to access certain customers that are currently solely served by CSX's network. In early 2013, shippers, railroads and other parties submitted comments on the proposal. After the comment period ended, the STB announced it would hold a hearing on the proposal, which is scheduled for March 25, 2014.

In July 2013, the STB released a decision that raised the limitations on the monetary recovery that a shipper may obtain when bringing a simplified rate reasonableness case. The STB also made a number of technical modifications to current rate case methodologies, including a change to the interest rate a railroad must pay when it is found to have assessed unreasonable rates and refunds are ordered. CSX and Norfolk Southern have filed a joint appeal to the D.C. Circuit, and a decision is expected by the end of 2014.

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

CSX has included the certifications of its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the Act”) as Exhibit 31, as well as Section 906 of the Act as Exhibit 32 to this Form 10-K report. Additionally, on June 3, 2013, CSX filed its annual CEO certification with the New York Stock Exchange (“NYSE”) confirming CSX’s compliance with the NYSE Corporate Governance Listing Standards.  The CEO was not aware of any violations of these standards by CSX as of February 12, 2014.  This certification is also included as Exhibit 99 to this Form 10-K.

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2013, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Legislation passed by Congress or new regulations issued by federal agencies can significantly affect the revenues, costs and profitability of the Company's business.  For instance, several of the proposals under consideration by the STB could have a significant negative impact on the Company's ability to negotiate prices for the value of rail services provided and meet service standards, which could force a reduction in capital spending.  In addition, statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company's profitability.

Government regulation and compliance risks may adversely affect the Company's operations and financial results.

The Company is subject to the jurisdiction of various regulatory agencies, including the STB, the FRA, PHMSA, TSA, EPA and other state, provincial and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies.  For example, the RSIA mandated that the installation of PTC be completed by December 31, 2015 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations.  Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

Climate change and other emissions-related legislation and regulation could adversely affect the Company's operations and financial results.

Climate change and other emissions-related legislation and regulation have been proposed and, in some cases adopted, on the federal, state, provincial and local levels.  These final and proposed laws and regulations take the form of restrictions, caps, taxes or other controls on emissions.  In particular, the EPA has issued various regulations and is expected to issue additional regulations targeting emissions, including rules and standards governing emissions from certain stationary sources and from vehicles.

Any of these pending or proposed laws or regulations could adversely affect the Company's operations and financial results by, among other things: (1) reducing coal-fired electricity generation due to mandated emission standards; (2) reducing the consumption of coal as a viable energy resource in the United States; (3) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; and (4) making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner (particularly in the absence of similar regulations in other manufacturing countries).  Any of these factors could reduce the amount of shipments the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

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

A decline in general domestic and global economic conditions that affect demand for the commodities and products the Company transports could reduce revenues or have other adverse effects.  For example, if the rate of economic growth in Asia slows or if European economies contract, U.S. export coal volume could be adversely impacted resulting in lower revenue for CSX. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products, the Company may experience reduced revenue and increased operating costs associated with the storage of locomotives, railcars and other equipment, workforce adjustments, and other related activities, which could have a material adverse effect on operations, financial condition and liquidity.

Changing dynamics in the U.S. energy markets could negatively impact profitability.

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

A train accident involving the transport of hazardous materials could result in significant claims arising from personal injury, property or natural resource damage, environmental penalties and remediation obligations.  Such claims, if insured, could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates. Under federal regulations, CSXT is required to transport hazardous materials under the legal duty referred to as the common carrier mandate.

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
The Company is subject to wide-ranging federal, state, provincial and local environmental laws and regulations concerning, among other things, emissions into the air,  ground and water, the handling, storage, use, generation, transportation and disposal of waste and other materials, the clean-up of hazardous material and petroleum releases, and the health and safety of our employees.  If we violate or fail to comply with these laws and regulations, we could be fined or otherwise sanctioned by regulators.  We can also be held liable for consequences arising out of human exposure to any hazardous substances for which we are responsible.  In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties, adjacent properties and properties owned by third parties or Company predecessors, as well as to properties currently owned, leased or used by the Company.

CSX CORPORATION
PART I

The Company has been, and may in the future, be subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company's incurring fines, penalties or costs relating to the clean-up of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known and reasonably estimable future environmental costs, it could incur significant costs that exceed reserves or require unanticipated cash expenditures as a result of any of the foregoing.  The Company also may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

The Company relies on the stability and availability of its technology systems to operate its business.

The Company relies on information technology in all aspects of its business.  The performance and reliability of the Company's technology systems are critical to its ability to operate and compete safely and effectively. A cybersecurity attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure could result in a service interruption, train accident, misappropriation of confidential information, process failure, security breach or other operational difficulties. Such an event could result in increased capital, insurance or operating costs, including increased security costs to protect the Company's infrastructure.  A disruption or compromise of the Company's information technology systems, even for short periods of time, could have a material adverse effect on the Company.

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

Additionally, if a fuel supply shortage were to arise, whether due to production restrictions, lower refinery outputs, a disruption of oil imports, adverse political developments or otherwise, the Company would be negatively impacted.

Failure to complete negotiations on collective bargaining agreements could result in strikes and/or work stoppages.

Most of CSX's employees are represented by labor unions and are covered by collective bargaining agreements. Most of these agreements are bargained for nationally by the National Carriers Conference Committee and negotiated over the course of several years and previously have not resulted in any extended work stoppages.  Under the Railway Labor Act's procedures (which include mediation, cooling-off periods and the possibility of Presidential intervention), during negotiations neither party may take action until the procedures are exhausted.  If, however, CSX is unable to negotiate acceptable agreements, or if terms of existing agreements are disputed, the employees covered by the Railway Labor Act could strike, which could result in loss of business and increased operating costs as a result of higher wages or benefits paid to union members.

CSX CORPORATION
PART I

The Company faces competition from other transportation providers.

The Company experiences competition in pricing, service, reliability and other factors from various transportation providers including railroads and motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines. Other transportation providers generally use public rights-of-way that are built and maintained by governmental entities, while CSXT and other railroads must build and maintain rail networks largely using internal resources. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation providing for less stringent size or weight restrictions on trucks, could negatively impact the Company's competitive position.

Future acts of terrorism, war or regulatory changes to combat the risk of terrorism may cause significant disruptions in the Company's operations.

Terrorist attacks, along with any government response to those attacks, may adversely affect the Company's financial condition, results of operations or liquidity.  CSXT's rail lines or other key infrastructure may be direct targets or indirect casualties of acts of terror or war.  This risk could cause significant business interruption and result in increased costs and liabilities and decreased revenues.  In addition, premiums charged for some or all of the insurance coverage currently maintained by the Company could increase dramatically, or the coverage may no longer be available.

Furthermore, in response to the heightened risk of terrorism, federal, state and local governmental bodies are proposing and, in some cases, have adopted legislation and regulations relating to security issues that impact the transportation industry.  For example, the Department of Homeland Security adopted regulations that require freight railroads to implement additional security protocols when transporting hazardous materials.  Complying with these or future regulations could continue to increase the Company's operating costs and reduce operating efficiencies.

Severe weather or other natural occurrences could result in significant business interruptions and expenditures in excess of available insurance coverage.

The Company's operations may be affected by external factors such as severe weather and other natural occurrences, including floods, fires, hurricanes and earthquakes.  As a result, the Company's rail network may be damaged, its workforce may be unavailable, fuel costs may rise and significant business interruptions could occur.  In addition, the performance of locomotives and railcars could be adversely affected by extreme weather conditions.  Insurance maintained by the Company to protect against loss of business and other related consequences resulting from these natural occurrences is subject to coverage limitations, depending on the nature of the risk insured. This insurance may not be sufficient to cover all of the Company's damages or damages to others, and this insurance may not continue to be available at commercially reasonable rates. Even with insurance, if any natural occurrence leads to a catastrophic interruption of service, the Company may not be able to restore service without a significant interruption in operations.

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

The Company faces inherent business risk from exposure to occupational and personal injury claims, property damage, including storm damage, and claims related to train accidents.  The Company may incur significant costs to restore these damages and defend such claims.

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

None

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

CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads.  At December 2013, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,411
Terminals and switching yards	9,420
Passing sidings and turnouts	921
Total	36,752

In addition to its physical track structure, CSXT operates numerous yards and terminals.  These serve as the hubs between CSXT and its local customers and as sorting facilities where railcars often are received, re-sorted and placed onto new outbound trains.

The Company’s ten largest yards and terminals based on annual volume (number of railcars or intermodal containers processed) are listed below:

CSX CORPORATION
PART I

Yards and Terminals	Annual Volume (number of units processed)
Chicago, IL	1,009,525
Waycross, GA	667,807
Selkirk, NY	584,905
Willard, OH	532,524
Cincinnati, OH	512,981
Indianapolis, IN	505,854
Hamlet, NC	471,061
Nashville, TN	453,273
Louisville, KY	378,101
Toledo, OH	375,595

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

Interstate 95 (I-95) Corridor – The CSXT I-95 Corridor connects Charleston, Jacksonville, Miami and many other cities throughout the Southeast with the heavily populated mid-Atlantic and northeastern cities of Baltimore, Philadelphia and New York.  CSXT primarily transports food and consumer products, as well as metals and chemicals along this line.  It is the only rail corridor along the eastern seaboard south of the District of Columbia, and provides access to major eastern ports.

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities.  CSXT’s coal network is well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S.  Almost half the tons of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

See the following page for a map of the CSX Rail Network.

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Stanley
Walbridge
Cleveland
Willard
Greenwich
Cumberland
Columbus
Curtis Bay
Locust Point
Avon
Cincinnati
Russell
Richmond
Evansville
Louisville
Erwin
Rocky Mount
Nashville
Hamlet
Florence
Atlanta
Birmingham
Charleston
Montgomery
E. Savannah
Waycross
Major Terminals
I-90 Corridor
I-95 Corridor
Southeastern Corridor
Coal Network
CSX Rail Network
Mobile
Jacksonville
New Orleans
Tampa

CSX CORPORATION
PART I

Locomotives

CSXT operates more than 4,000 locomotives, of which over 97% are owned by CSXT.  Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2013, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

	Locomotives	%	Average Age (years)
Freight	3,730	87%	20
Switching	320	8%	33
Auxiliary Units	209	5%	21
Total	4,259	100%	20

Equipment

In 2013, the average daily fleet of cars on line consisted of approximately 182,000 cars. At any time over half of the railcars on the CSXT system are not owned or leased by the Company.  Examples of these non-CSXT railcars are as follows: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars used to transport automobiles (which are shared among railroads).

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

Containers – Weather-proof boxes used for bulk shipment of freight.

CSX CORPORATION
PART I

Other cars on the network consist primarily of refrigerated boxcars for transporting perishable items.

At December 2013, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	25,781	38%
Open-top hoppers	12,077	18%
Multi-level flat cars	11,246	16%
Covered hoppers	10,014	15%
Box cars	7,912	12%
Flat cars	735	1%
Other cars	243	—%
Subtotal freight cars	68,008	100%
Containers	17,569
Total equipment	85,577

 Item 3.  Legal Proceedings

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
Michael J. Ward, 63 Chairman, President and Chief Executive Officer
 A 36-year veteran of the Company, Ward has served as Chairman, President and Chief Executive Officer of CSX since January 2003.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Fredrik J. Eliasson, 43 Executive Vice President and Chief Financial Officer
Eliasson has served as executive vice president and chief financial officer of CSX since January 2012 and is responsible for management and oversight of all financial and strategic planning activities, including accounting, financial planning, tax, treasury and investor relations.

During his 18-year tenure with the Company, he has also served as Vice President of Sales and Marketing for CSX's chemicals and fertilizer business, Vice President of Emerging Markets, Vice President of Commercial Finance, and Vice President of Financial Planning and Analysis.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Oscar Munoz, 55 Executive Vice President and Chief Operating Officer
Munoz has been the executive vice president and chief operating officer of CSXT since January 2012. He manages all aspects of the Company's operations across its 21,000 route-mile rail network, including transportation, service design, customer service, engineering, mechanical and technology. During his ten-year tenure with the Company, he has also served as CSX’s Executive Vice President and Chief Financial Officer.

Munoz brings to the Company more than 25 years of experience from a variety of industries. Before joining CSX in 2003, Munoz served as Chief Financial Officer and Vice President of AT&T Consumer Services. He also has held key executive positions with other consumer products companies, including the Coca-Cola Company and Pepsico Corporation.

Clarence W. Gooden, 62 Executive Vice President of Sales and Marketing and Chief Commercial Officer
Gooden has been the Executive Vice President and Chief Commercial Officer of CSX since April 2004. He is responsible for generating customer revenue, forecasting business trends and developing CSX’s model for future revenue growth.

An employee of the Company for 43 years, Gooden has held key executive positions in both operations and sales and marketing.

Ellen M. Fitzsimmons, 53 Executive Vice President of Law and Public Affairs, General Counsel and Corporate Secretary
 Fitzsimmons has been the Executive Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary of CSX since December 2003.  She serves as the Company’s chief legal officer and oversees all government relations and public affairs activities as well as internal audit and other risk management functions.

During her 22-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

Lisa A. Mancini, 54 Senior Vice President and Chief Administrative Officer
Mancini has been Senior Vice President and Chief Administrative Officer of CSX since January 2009. She is responsible for employee compensation and benefits, labor relations, employee staffing and development activities, purchasing, real estate, and facilities management.  She previously served as Vice President-Strategic Infrastructure Initiatives from 2007 to 2009 and, prior to that, Vice President – Labor Relations.

Prior to joining CSX in 2003, Mancini served as Chief Operating Officer of the San Francisco Municipal Railway.

Carolyn T. Sizemore, 51 Vice President and Controller
Sizemore has served as Vice President and Controller of CSX since April 2002. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 24-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

CSX’s common stock is listed on the NYSE, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock

A total of 1.8 billion shares of common stock are authorized, of which 1,008,859,758 shares were outstanding as of December 2013.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering.  At January 24, 2014, the latest practicable date, there were 34,379 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was approximately 1 billion as of December 27, 2013.  (See Note 2, Earnings Per Share.)

A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2013
Dividends	$0.14	$0.15	$0.15	$0.15	$0.59
Common Stock Price
High	$24.67	$26.36	$26.90	$28.56	$28.56
Low	$19.36	$22.40	$22.89	$25.04	$19.36

2012
Dividends	$0.12	$0.14	$0.14	$0.14	$0.54
Common Stock Price
High	$23.71	$23.02	$23.49	$21.76	$23.71
Low	$19.99	$19.88	$20.65	$18.88	$18.88

CSX CORPORATION
PART II

Stock Performance Graph

The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2008 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”), which is a registered trademark of the McGraw-Hill Companies, Inc., and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.  As shown in the graph, CSX's five-year stock returns significantly outpaced those of the S&P 500.

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
In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During 2013, CSX repurchased $353 million, or 14 million in shares of common stock under this program.
    Share repurchase activity of $129 million for the fourth quarter 2013 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Fourth Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$775,934,722

October	1,608,434	$25.79	1,608,434	734,448,792

November	1,561,100	26.59	1,561,100	692,943,873

December	1,654,900	27.58	1,654,900	647,302,905

Ending Balance	4,824,434	$26.66	4,824,434	$647,302,905
(a) Fourth quarter 2013 consisted of the following fiscal periods: October (September 28, 2013 - October 25, 2013), November (October 26, 2013 - November 22, 2013), December (November 23, 2013 - December 27, 2013).

CSX CORPORATION
PART II

Item 6.  Selected Financial Data

Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2013	2012 (a)	2011 (a)	2010	2009
Financial Performance
Revenue	$12,026	$11,763	$11,795	$10,636	$9,041
Expense	8,553	8,299	8,325	7,565	6,771
Operating Income	$3,473	$3,464	$3,470	$3,071	$2,270
Net Earnings from Continuing Operations (b)	1,864	1,863	1,854	1,563	1,128

Operating Ratio	71.1%	70.6%	70.6%	71.1%	74.9%

Net Earnings Per Share:
From Continuing Operations, Basic (b)	$1.83	$1.80	$1.71	$1.37	$0.96
From Continuing Operations, Assuming Dilution (b)	1.83	1.79	1.70	1.35	0.95

Average Common Shares Outstanding
Basic	1,019	1,038	1,083	1,143	1,176
Assuming Dilution	1,019	1,040	1,089	1,154	1,187
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,079	$1,371	$1,306	$1,346	$1,090
Total Assets	31,782	30,723	29,491	28,026	26,793
Long-term Debt	9,022	9,052	8,734	8,051	7,895
Shareholders' Equity	10,504	9,136	8,598	8,798	8,768
Dividend Per Share	$0.59	$0.54	$0.45	$0.33	$0.29
Additional Data
Capital Expenditures (c)	$2,313	$2,341	$2,297	$1,840	$1,586
Employees -- Annual Averages	31,254	32,120	31,344	30,066	30,202

(a)	See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

(b)	In 2009, CSX sold the stock of a subsidiary that indirectly owned Greenbrier Hotel Corporation. This sale resulted in net income from discontinued operations of $15 million, or $0.01 per share.

(c)
Capital expenditures include investments related to reimbursable public-private partnerships. These investments of $40 million, $166 million, $102 million and $15 million in 2013, 2012, 2011 and 2010, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.  See the capital expenditures table on page 37 for additional information.

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

STRATEGIC OVERVIEW

CSX provides rail-based freight transportation services including traditional rail service, the transport of intermodal containers and trailers as well as other transportation services such as rail-to-truck transfers and bulk commodity operations with its approximately 31,000 dedicated employees. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and improved global competitiveness of the United States. This improved competitiveness is driven by lower domestic energy prices from natural gas, increased foreign labor costs and supply chain factors.

The rail industry benefits from this improved global competitiveness, continued economic growth and the shift towards more rail-based solutions. U.S. demand to move more goods by rail is expected to rise and freight railroads provide the most environmentally-efficient and economical means to meet this growing demand. CSX can move a ton of freight about 450 miles on one gallon of diesel fuel, as trains are four times more fuel efficient than trucks on average. Shipping freight by rail also alleviates highway congestion, eases air pollution and saves energy.

CSX's network is positioned to reach nearly two-thirds of the U.S. population, which accounts for the majority of the nation's consumption of goods. Through this network, the Company transports a diverse portfolio of commodities and products to meet the country's needs. These products range from agricultural goods, such as grains, to chemicals, automobiles, metals, building materials, paper, consumer products, and energy sources like coal, ethanol and crude oil. The Company categorizes these products into three primary lines of business: merchandise, intermodal and coal. CSX's transportation solutions connect industries and population centers across the United States with each other and with global markets through access to over 70 port facilities whereby meeting the transportation needs of energy producers, manufacturers, industrial producers, construction companies, farmers and feed mills, wholesalers and retailers and the United States armed forces.

Strategic Growth Opportunities

Intermodal

CSX’s intermodal business is an economical and environmentally-friendly alternative to transporting freight on highways via truck. CSX’s intermodal network connects all major population centers east of the Mississippi River and is 90% cleared for the use of double-stack (two containers high) intermodal movements. This positions the Company to capture a significant share of the incremental domestic intermodal market opportunity, estimated at the nine million truckloads in the eastern United States that move over 550 miles. The Company’s highway-to-rail initiatives assist in capturing this traffic and also help customers identify conversion opportunities for both domestic moves and the U.S. portion of international moves.

CSX is capturing this opportunity by building new terminals and increasing network capacity to broaden its market presence in key growth areas. The Company's Northwest Ohio intermodal terminal, which started operations in 2011, is part of CSX's National Gateway initiative discussed below. This high-capacity terminal expands service offerings to customers, improves market access to and from east coast ports and consumption centers and enhances the fluidity of the network. During 2013, the Company opened or expanded terminals in Columbus, OH; Louisville, KY; Atlanta, GA; and Worcester, MA. The Company expects to open new terminals in Winter Haven, FL and Quebec, Canada in 2014. These projects further enhance the Company's intermodal offering and support future growth.

CSX CORPORATION
PART II

Illinois Basin Coal Shift

Energy markets have shifted over the past few years and continue to evolve. In spite of recent declines in domestic utility coal consumption that primarily resulted from low natural gas prices, coal sourced from mines on the CSX network is now becoming more economical as natural gas prices have rebounded from historic lows. In addition, mining economics are causing a shift from Central Appalachian coal to thermal coal in the Illinois Basin and the Powder River Basin. To capitalize on these shifts, CSX continues to enhance its network to support these changes, such as adding sidings (track which enables trains on the same line to pass) and increasing yard capacity.

Export Coal

CSX export coal volume and pricing is subject to a high degree of volatility as a result of changes in the global economy, competition from foreign coal producers and regulatory shifts. Over the past few years, CSX has capitalized on the global coal demand in both steel manufacturing and power generation, which is expected to remain high over the long term as developing countries become more urbanized. The Company remains opportunistic based on the global markets and the resulting level of demand. In addition to the Company’s ready access to large U.S. coal suppliers and multiple port facilities, CSX expects to continue to enhance the operating efficiency of its export coal network which will favorably position the Company to capitalize on growth as it is made available.

New Energy Markets

The ongoing surge in shale drilling for the extraction of oil and natural gas has created the opportunity for CSX to serve new energy markets such as crude oil, liquefied petroleum gases (“LPG”), frac sand and other related materials. For example, CSX is capitalizing on the opportunity to move the growing supply of crude oil from the new domestic oil fields, particularly those located in the Bakken Shale region of North Dakota, to customers at eastern refineries. This service also provides greater flexibility in source locations as compared to pipelines.

CSX’s LPG market is also benefiting from drilling in the Utica Shale region, which underlies portions of Kentucky, Maryland, New York, Ohio, Pennsylvania, Tennessee, West Virginia and Virginia. Midstream energy companies, which are involved in the transportation, storage and wholesale of refined petroleum products, are taking advantage of the abundance of inexpensive wet gas with newly constructed gas processing plants (or “fractionators”) in the region. Rail will also play a vital role in moving LPG products from the fractionators to the market.

CSX’s frac sand market (a key input in the drilling process) has also expanded rapidly over the last few years. The Company has invested in new operating capacity such as railcars and terminals to accommodate this growth, which has been concentrated mainly in the Utica and Marcellus shale regions.   The CSX network not only provides access to many frac sand transload terminals located near the drilling activity but also offers the advantage of CSX-direct routes from several key sand producing regions to the frac sand terminals.

CSX CORPORATION
PART II

Over the longer term, the improved energy supply outlook for the U.S. will create a sustainable competitive advantage for domestic chemical producers and generate additional growth opportunities for rail. Since natural gas is the primary component in the production of a wide range of petrochemicals, the supply growth and the resulting lower prices have now placed the U.S. amongst the lowest cost production regions in the world. This increased competitiveness is sparking significant investment in new U.S. chemical industry capacity for the first time in more than a decade. CSX is well-positioned to participate in this growing chemical business over the next several years.

Operating Initiatives

            In support of these growth opportunities, CSX is focused on meeting customers’ needs while improving profitability.  Several key operating initiatives have been implemented over the past several years that lay a foundation for meeting these objectives. Beginning with the ONE Plan, which was implemented nearly ten years ago, the Company is using advanced network modeling analytics and network tools to create a disciplined, scheduled approach to designing and running CSX's merchandise and automotive networks. The service improvements that continue to result from the implementation of the ONE Plan also drove CSX’s ability to deliver strong growth in the intermodal market. The ONE Plan continues to be used to identify the most efficient, cost-effective routes for CSXT customers' traffic while providing timely service with the fewest handlings and car miles possible.

The second initiative is Total Service Integration (“TSI”), which is intended to align operating capabilities with customers' needs to reduce loading and unloading times and create more capacity.  TSI was first implemented on the unit train network, where it has successfully increased the average number of cars per train and improved asset utilization.  CSX is now implementing TSI for the carload network, which focuses on improving the “first and last mile” service experience for carload customers, providing a more consistent and reliable service product. The carload network is connected to more than 5,000 customer facilities and has a high degree of variability each day. New tools and technology are allowing the company to more effectively communicate with customers, not only providing the service the Company has promised to deliver but proactively notifying the customer of service status. Applying TSI to the carload network will improve service consistency for each merchandise shipper.

The third initiative is Service Excellence, which is building a culture that engages all employees and focuses on the value delivered to customers through improved service.  The initiative increases employee communication and dialogue to help identify and resolve customer issues at the lowest level, improving the customer experience and allowing CSX to grow the business.  This process involves engagement from all operating employees, as well as collaboration with sales and marketing employees and, ultimately, with the Company’s customers. Higher levels of customer service and satisfaction support CSX’s ability to profitably grow the business by increasing customer retention, price sustainability and asset utilization.

The fourth initiative is Enterprise Asset Management (“EAM”), which is a technology system that will help lower total cost of ownership and maximize the productivity and reliability of the railroad’s physical assets.   The focus of EAM is on locomotives, cars and infrastructure. Projects are currently in place to deploy technology, improve processes and reduce unproductive time. Because the railroad is an asset intensive industry, EAM helps reduce the overall expense associated with asset ownership by monitoring the overall condition of equipment, helping proactively schedule maintenance, increasing utilization and also effectively managing the investment required for new or replacement assets. The system is also streamlining CSX’s asset management operations to improve the time the asset is in service as well as improving CSX’s return on assets. The intent of this initiative is to deliver operating efficiencies and reduce future capital expenditures associated with asset replacement.

CSX CORPORATION
PART II

Public-Private Partnerships

Expanding capacity on U.S. rail networks provides substantial public benefits including job creation, increased business activity at U.S. ports, reduced highway congestion and lower air emissions. Therefore, CSX and its government partners are jointly working to invest in multi-year rail infrastructure projects such as the National Gateway. This initiative is a public-private partnership which will increase intermodal capacity and create substantial environmental and efficiency advantages by clearing key corridors between Mid-Atlantic ports and the Midwest for double-stack intermodal trains. Other examples of the Company’s public-private partnerships are the nearly completed transactions with the Commonwealth of Massachusetts and the state of Florida. In both cases, the Company sold a portion of its track to expand freight and commuter rail service, while also alleviating highway congestion.

Balanced Approach to Cash Deployment

CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying cash that includes investments in the business, dividend growth and share repurchases. In 2013, the Company invested $2.3 billion to further enhance the capacity, quality, safety and flexibility of its network. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. During 2013, the Company announced a 7 percent increase in the quarterly cash dividend to $0.15 per common share. The Company has increased its quarterly cash dividend 11 times over the last eight years which represents a 30 percent compounded annual growth rate. Also during 2013, CSX announced a new $1 billion share repurchase program expected to be completed in 2015 based on market and business conditions. CSX repurchased $353 million in shares during 2013 under this new program. Since 2006, CSX has repurchased 287 million shares for $8.3 billion, which represents about one-third of total shares outstanding. The Company also remains committed to an improving investment grade credit profile.

Summary

These strategic growth areas, operating initiatives, long-term investments and shareholder returns discussed above provide a foundation for volume growth, productivity improvement, enhanced customer service and continued advancements in the safety and reliability of operations. To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value. CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company's rail service would be reflected in any potential new legislation or policies.

CSX CORPORATION
PART II

2013 HIGHLIGHTS

• Revenue of $12.0 billion increased $263 million or 2%.

• Expenses of $8.6 billion increased $254 million or 3%.

• Operating income of $3.5 billion remained flat.

• Operating ratio of 71.1% increased 50 basis points from 70.6%.

•	Earnings per share of $1.83 increased $0.04 or 2%.

	Fiscal Years
(in Thousands)	2013	2012 (a)	2011 (a)
Volume	6,539	6,409	6,476

(in Millions)
Revenue	$12,026	$11,763	$11,795
Expense	8,553	8,299	8,325
Operating Income	$3,473	$3,464	$3,470
Operating Ratio	71.1%	70.6%	70.6%

Earnings per diluted share	$1.83	$1.79	$1.70
(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

In 2013, total revenue increased 2% year-over-year driven by volume growth and pricing gains across most markets. Volume increased 2% year-over-year as growth in merchandise and intermodal more than offset lower coal volume.

Expenses increased 3% when compared to prior year, primarily due to inflation, higher incentive compensation expense, increased depreciation as well as prior year real estate gains not repeated in the current year.

For additional information, refer to Results of Operations discussed on pages 27 to 34.

CSX CORPORATION
PART II

Free Cash Flow (Non-GAAP Measure)

Free cash flow is considered a non-GAAP financial measure under SEC Regulation G, Disclosure of Non-GAAP Measures. Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principle reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities.  Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities.  As described below, free cash flow before dividends increased $174 million year over year to $895 million. The primary reason for the increase in free cash flow from the 2012 is due to the prior year contribution to the Company's qualified pension plans which did not repeat in the current year.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2013	2012	2011
(Dollars in Millions)
Net cash provided by operating activities	$3,267	$2,946	$3,491
Property additions (a)	(2,313)	(2,341)	(2,297)
Proceeds from property dispositions	53	186	240
Other investing activities	(112)	(70)	(112)
Free Cash Flow (before payment of dividends)	$895	$721	$1,322

(a)
Property additions include investments related to reimbursable public-private partnerships. These investments of $40 million, $166 million and $102 million in 2013, 2012 and 2011 respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

CSX CORPORATION
PART II

RESULTS OF OPERATIONS

2013 vs. 2012 Results of Operations

	Fiscal Years
	2013	2012 (a)	$ Change	% Change
(Dollars in Millions)
Revenue	$12,026	$11,763	$263	2%
Expense
Labor and Fringe	3,138	3,020	(118)	(4)
Materials, Supplies and Other	2,275	2,156	(119)	(6)
Fuel	1,656	1,672	16	1
Depreciation	1,104	1,059	(45)	(4)
Equipment and Other Rents	380	392	12	3
Total Expense	8,553	8,299	(254)	(3)
Operating Income	3,473	3,464	9	—
Interest Expense	(562)	(566)	4	1
Other Income - Net	11	73	(62)	(85)
Income Tax Expense	(1,058)	(1,108)	50	5
Net Earnings	$1,864	$1,863	$1	—
Earnings Per Diluted Share:
Net Earnings	$1.83	$1.79	$0.04	2%
Operating Ratio	71.1%	70.6%		(50) bps
(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2013	2012 (a)	% Change	2013	2012 (a)	% Change	2013	2012 (a)	% Change
Agricultural
Agricultural Products	390	394	(1)%	$1,013	$1,007	1%	$2,597	$2,556	2%
Phosphates and Fertilizers	327	321	2	527	512	3	1,612	1,595	1
Food and Consumer	96	100	(4)	269	273	(1)	2,802	2,730	3
Industrial
Chemicals	532	471	13	1,896	1,682	13	3,564	3,571	—
Automotive	432	425	2	1,217	1,154	5	2,817	2,715	4
Metals	262	263	—	644	635	1	2,458	2,414	2
Housing and Construction
Forest Products	298	286	4	775	722	7	2,601	2,524	3
Minerals (b)	275	270	2	432	409	6	1,571	1,515	4
Waste and Equipment (b)	150	138	9	264	262	1	1,760	1,899	(7)
Total Merchandise	2,762	2,668	4	7,037	6,656	6	2,548	2,495	2
Coal	1,195	1,290	(7)	2,895	3,190	(9)	2,423	2,473	(2)
Intermodal	2,582	2,451	5	1,697	1,594	6	657	650	1
Other (a)	—	—	—	397	323	23	—	—	—
Total (a)	6,539	6,409	2%	$12,026	$11,763	2%	$1,839	$1,835	—%
(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.
(b) Prior periods have been reclassified to conform to current presentation.

CSX CORPORATION
PART II

2013 vs. 2012 Results of Operations

Revenue

Volume increased 2% year-over-year as growth in merchandise and intermodal more than offset lower coal volume. Total revenue increased by 2% year-over-year driven by this volume growth and pricing gains across most markets.

Merchandise

Agricultural

Agricultural Products - Volume declined due to a reduction in shipments of feed grain and ethanol. Feed grain shipments were impacted by low supplier inventories caused by last year’s drought and increased competition from imports. Ethanol shipments declined as a result of increased competition from imports, lower production and competitive losses.

Phosphates and Fertilizers - Volume growth was driven by the reopening of a customer mine that led to more short haul phosphates shipments that were previously sourced from an origin not located on CSX’s network.

Food and Consumer - Volume declined due to a reduction in shipments of refrigerated products and alcoholic beverages. The decline in refrigerated products volume was driven by lower potato shipments as a result of more normalized production levels compared to the above-average yields in the prior year, while the decline in alcoholic beverages was primarily driven by a consolidation within a customer’s distribution network that resulted in lower shipments for CSX.

Industrial

Chemicals - Volume growth was driven by an increase in energy-related shipments that included crude oil, liquefied petroleum gas ("LPG") and frac sand. The rise in crude oil shipments was due to increased supply of low-cost crude from shale drilling activity, resulting in new shipments to east coast refineries.

Automotive - Finished vehicle shipments increased as North American light vehicle production grew year-over-year. This increase was partially offset by competitive losses in both automotive parts and finished vehicles.

Metals - Volume was flat as a reduction in steel sheet shipments was offset by growth in aluminum products and steel plates. The reduction in shipments of steel sheet, which is used in automotive manufacturing, was driven by competitive losses, mill closures and source shifts.  Shipments of aluminum product, which is used in a variety of products like packaging and construction, increased due to modal conversions. Shipments of steel plate, which is used in a wide range of end markets including construction, structural and energy applications, increased in support of continued growth in energy-related markets.

Housing and Construction

Forest Products - Volume growth was led by an increase in building products due to the continued recovery of the residential housing market.

CSX CORPORATION
PART II

Minerals - Volume growth was led by an increase in salt shipments due to modal conversions, new customer distribution terminals and inventory replenishment from more severe winter weather in early 2013 that resulted in more application of salt to roads.

Waste and Equipment - Volume growth was led by waste shipments which were driven by an increase in construction debris due to the continued recovery in construction activity and large scale remediation projects.

Coal

Export declines were driven by decreased shipments of U.S. thermal coal, as a result of global oversupply and lower coal prices. Shipments of domestic coal declined due to continued low natural gas prices and utility stockpiles above target levels.

Intermodal

Domestic volume growth was driven by continued success with highway-to-rail conversions, growth with existing customers, and service product enhancements. International volume increased due to strength with existing customers and the cycling of disruptions resulting from Hurricane Sandy last year.

Other

Other revenue increased primarily due to higher revenue from customers who did not meet minimum contractual volumes.

Expense

In 2013, total expenses increased $254 million, or 3%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses increased $118 million primarily due to the following items:

•	Incentive compensation costs were $89 million higher reflecting higher expected award payouts.

•	Inflation increased expenses $61 million.

•
Partially offsetting these increases were labor and other costs which decreased $32 million primarily related to improvements in network efficiencies that resulted from the overall reduction in employees, fewer crew starts as well as lower training expenses.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment and for terminal services at automotive facilities as well as professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expense increased $119 million primarily driven by the following:

•	Inflation increased expenses $42 million.

•	Risk-related costs increased $39 million primarily due to higher expenses related to derailment costs as well as prior year favorable casualty adjustments that did not repeat in 2013.

CSX CORPORATION
PART II

•	Volume, materials and services costs increased $19 million primarily due to increased expenses related to higher volume and resource levels.

•
Gains recognized decreased $19 million year over year. Gains from last year related to the sale of operating rail corridors to the state of Florida and to the Commonwealth of Massachusetts were $104 million. Gains in the current year were $85 million for the sale of operating rail corridor to the state of Florida, a non-monetary exchange of easements and rail assets as well as a deferred gain recognized from a closure arrangement related to a prior conveyance of a formerly-owned company.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $16 million driven by the following:

•	Improved network efficiency and fuel savings initiatives decreased expenses by $38 million.

•	Average fuel price per gallon decreased $0.05 to $3.17 per gallon versus the prior year which reduced expenses by $26 million.

•	Partially offsetting these decreases were volume-related costs of $31 million as well as other costs of $17 million which includes an adjustment to an interline fuel receivable.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $45 million primarily due to a larger asset base related to higher capital spending.

Equipment and Other includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, office and other rentals. These expenses decreased $12 million primarily due to improved asset utilization partially offset by increased rates and volume.

Interest expense decreased $4 million to $562 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net decreased $62 million to $11 million primarily related to the prior year gain recognized on the sale of a non-operating property that was not repeated in the current year.

Income tax expense decreased $50 million to $1.06 billion primarily due to the year-over-year decrease in earnings before income taxes as well as federal and state legislative changes.

Net earnings increased $1 million to $1.86 billion, and earnings per diluted share increased $0.04 to $1.83 due to the factors mentioned above. Lower average shares outstanding also had a positive impact on earnings per diluted share.

CSX CORPORATION
PART II

2012 vs. 2011 Results of Operations

	Fiscal Years
	2012 (a)	2011 (a)	$ Change	% Change
(Dollars in Millions)
Revenue	$11,763	$11,795	$(32)	—%
Expense
Labor and Fringe	3,020	3,073	53	2
Materials, Supplies and Other	2,156	2,229	73	3
Fuel	1,672	1,668	(4)	—
Depreciation	1,059	976	(83)	(9)
Equipment and Other Rents	392	379	(13)	(3)
Total Expense	8,299	8,325	26	—
Operating Income	3,464	3,470	(6)	—
Interest Expense	(566)	(552)	(14)	(3)
Other Income - Net	73	22	51	232
Income Tax Expense	(1,108)	(1,086)	(22)	(2)
Net Earnings	$1,863	$1,854	$9	1
Earnings Per Diluted Share:
Net Earnings	$1.79	$1.70	$0.09	5%
Operating Ratio	70.6%	70.6%		0 bps
(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2012 (a)	2011 (a)	% Change	2012 (a)	2011 (a)	% Change	2012 (a)	2011 (a)	% Change
Agricultural
Agricultural Products	394	424	(7)%	$1,007	$1,048	(4)%	$2,556	$2,472	3%
Phosphates and Fertilizers	321	321	—	512	490	5	1,595	1,526	5
Food and Consumer	100	101	(1)	273	263	4	2,730	2,604	5
Industrial
Chemicals	471	462	2	1,682	1,596	5	3,571	3,455	3
Automotive	425	361	18	1,154	936	23	2,715	2,593	5
Metals	263	265	(1)	635	613	4	2,414	2,313	4
Housing and Construction
Minerals (b)	270	295	(9)	409	423	(3)	1,515	1,434	6
Waste and Equipment (b)	138	144	(4)	262	249	5	1,899	1,729	10
Forest Products	286	281	2	722	684	6	2,524	2,434	4
Total Merchandise	2,668	2,654	1	6,656	6,302	6	2,495	2,375	5
Coal	1,290	1,533	(16)	3,190	3,709	(14)	2,473	2,419	2
Intermodal	2,451	2,289	7	1,594	1,434	11	650	626	4
Other (a)	—	—	—	323	350	(8)	—	—	—
Total (a)	6,409	6,476	(1)%	$11,763	$11,795	—%	$1,835	$1,821	1%
(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.
(b) Prior periods have been reclassified to conform to current presentation.

CSX CORPORATION
PART II

2012 vs. 2011 Results of Operations

Revenue

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

Phosphates and Fertilizers - Volume was flat year-over-year. Fertilizer shipments were lower in the first half of the year as the expectation of moderating prices resulted in delayed purchases by farmers. This decline in the first half was offset by growth in fertilizer in the second half resulting from low river levels that shifted business that traditionally moves on barge to rail. Additionally, producers advanced shipments of fertilizer in the fourth quarter in anticipation of an expected increased application by farmers in 2013.

Food and Consumer - Volume declined year-over-year. Appliance shipments were lower due to intermodal conversions, lower sales incentives by manufacturers and a moderating economy. The decline in appliances was partially offset by growth in refrigerated products due to highway-to-rail conversions.

Industrial

Chemicals - Volume growth was driven by an increase in energy-related markets (that include frac sand, LPG and crude oil) due to the increase in shale drilling activity. Additionally, plastics shipments grew to support growth predominately in automotive and packaging.

Automotive - Volume grew as North American light vehicle production increased 17% to meet pent up demand as the average vehicle age in the U.S. reached record highs.

Metals - Volume was slightly lower primarily due to the decline in scrap shipments as a result of lower steel mill utilization rates and lower scrap exports driven by moderating global demand.

Housing and Construction

Minerals - Volume declined due to reduced shipments of aggregates (which include crushed stone, sand and gravel) resulting from the completion of several construction projects versus the prior year.  Additionally, shipments of salt declined in the early part of 2012 as inventories remained high due to reduced road application during the previous mild winter.

CSX CORPORATION
PART II

Waste and Equipment - Volume declines were led by reduced shipments of military and machinery equipment which were negatively impacted by the expiration of the federal tax credit on the production of wind energy machinery.  Additionally, waste shipments decreased as several customer remediation projects were completed.

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

Expenses

In 2012, total expenses decreased $26 million compared to prior year.  Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $53 million due to the following:

•	Incentive compensation expense decreased $55 million reflecting lower expected award payouts.

•	Crew labor costs decreased $42 million as a result of the decline in volume as well as efficiencies gained from management's action to reduce resources.

•	These decreases were partially offset by increased costs of $44 million primarily driven by wage inflation and increased pension and other post-employment benefit expense.

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

•	Continued improvement in safety trends lowered casualty expenses by $19 million.

CSX CORPORATION
PART II

•	Various other costs also decreased $17 million.

•	As a result of efficiency initiatives and the decline in volume, expenses decreased $12 million primarily related to lower material and repair costs due to the reduction of active locomotives.

•	Partially offsetting the above decreases in expenses were inflation of $47 million and a few costly derailments of $30 million, although the number of train accidents continued to decline.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is driven by the market price and locomotive consumption of diesel fuel. Overall, fuel expense increased $4 million due to a 4% increase in average price per gallon for locomotive fuel, partially offset by decreased volume and improved network efficiency.

•	Average fuel price per gallon increased $0.12 to $3.18 in 2012 versus 2011, which drove fuel expense $60 million higher versus the prior year.

•	Partially offsetting this increase is $56 million of savings related to decreased volume, improved network efficiency, fuel saving initiatives and the decline in non-locomotive fuel.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $83 million due to the following items:

•	A larger asset base related to higher capital spending drove expenses $66 million higher versus 2011.

•	A prior year favorable adjustment to asset retirements and other of $17 million was not repeated in 2012.

Equipment and Other includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, office and other rentals. These expenses increased $13 million primarily due to the following:

•	Higher automotive volume-related costs increased expenses by $24 million.

•	Various other costs increased $33 million.

•	These increases were partially offset by savings of $44 million associated with improved asset utilization.

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

Income tax expense increased $22 million to $1.1 billion primarily due to higher earnings during 2012 and the cycling of prior year state income tax related adjustments.

Net earnings increased $9 million to $1.9 billion and earnings per diluted share increased $0.12 to $1.79 due to the factors mentioned above. Lower average shares outstanding also had a positive impact on earnings per diluted share.

CSX CORPORATION
PART II

Operating Statistics (Estimated)

	Fiscal Years
	2013	2012	Improvement/(Decline)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.86	0.70	(23)%

FRA Train Accident Rate	1.83	2.08	12%
On-Time Train Originations	89%	89%	—%
On-Time Destination Arrivals	81%	80%	1%
Dwell	22.2	23.7	6%
Cars-On-Line	182,266	189,994	4%
Train Velocity	23.2	22.7	2%
			Increase/
			(Decrease)
Resources
Route Miles	20,814	20,828	—%
Locomotives (owned and long-term leased)	4,259	4,178	2%
Freight Cars (owned and long-term leased)	68,008	69,126	(2)%
Containers (owned and long-term leased)	17,569	17,927	(2)%

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

CSX has continuously pursued safety improvements in all aspects of its operations and has enhanced efforts to educate communities on rail-related hazards.  For example, CSX’s “Play It Safe” campaign uses electronic and print media to stress the importance of staying safe around trains and tracks.  The Company uses sponsorship of NASCAR and NCAA basketball to capture the attention of targeted demographic groups. In addition, the Company routinely collaborates with the FRA and industry organizations as well as federal, state and local governments on the development and implementation of safety programs and initiatives.

CSX CORPORATION
PART II

    At CSX, operational success is built on employee commitment to maintaining a constant focus on safety. During 2013, the FRA reportable personal injury frequency index increased 23 percent year over year to 0.86 and underscores the need for continued progress. However, CSX continues to remain a leader in a very safe industry. The reported FRA train accident frequency rate improved 12 percent year over year to 1.83 reflecting continued momentum in accident reduction.

Network reliability and service metrics continued to show year over year improvements during 2013. While on-time originations remained flat at 89 percent, on-time arrivals improved 1 percent to 81 percent, average train velocity increased 2 percent to 23.2 miles per hour and dwell improved 6 percent to 22.2 hours.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is a company’s ability to generate adequate amounts of cash to meet both current and future needs for obligations as they mature and to provide for planned capital expenditures, including those to address regulatory and legislative requirements.  To have a complete picture of a company’s liquidity, its balance sheet, sources and uses of cash flow and external factors should be reviewed.

Material Changes in the Consolidated Balance Sheets and Significant Cash Flows

Consolidated Balance Sheets

CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend improvement and share repurchases.

Total assets increased $1.1 billion from prior year primarily due to the increase in net properties of $1.2 billion resulting from capital investments. This increase was partially offset by the decline in cash and short-term investments of $292 million.

Total liabilities and shareholders' equity combined increased $1.1 billion. This increase was primarily due to net earnings of $1,864 million and the increase in deferred income taxes of $566 million primarily related to accelerated tax depreciation as well as the tax impact of the unrecognized gain related to pension and other post-employment benefits plans which was recorded in 2013. Partially offsetting these increases were dividends paid of $600 million, share repurchases of $353 million and a net reduction in total debt of $277 million.

Sources of Cash

The Company has multiple sources of cash.  First, the Company generates cash from operations.  In 2013, the Company generated $3.3 billion of cash from operating activities which increased $321 million from prior year.  This increase was primarily driven by a $275 million contribution to the Company's qualified pension plans in the prior year that did not repeat. In 2012, the Company generated $2.9 billion of cash from operating activities which decreased $545 million from the prior year. This decrease was primarily driven by a pension plan contribution as mentioned above, higher payments for income taxes as well as payments related to the ratification of labor agreements in 2012.

Second, CSX has access to numerous financing sources including a $1 billion five-year unsecured revolving credit facility that expires in September 2016.  As of the date of this filing, the Company has no outstanding balances under this facility.  See Note 9, Debt and Credit Agreements for more information.

CSX CORPORATION
PART II

CSX filed a shelf registration statement with the SEC on February 15, 2013.   This shelf registration statement is unlimited as to amount and may be used, subject to market conditions and CSX Board authorization, to issue debt or equity securities at CSX’s discretion. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.

Uses of Cash

CSX continued to invest in its business to create long-term value for shareholders.  In 2013 and 2012, net cash used in investing activities was driven by $2.3 billion of property additions for both years.

 The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2013	2012	2011
Track	$793	$792	$785
Bridges, Signals and Other	415	429	421
Total Infrastructure	1,208	1,221	1,206
Freight Cars	146	288	373
Capacity and Commercial Facilities	346	218	264
Regulatory (including PTC)	318	270	210
Locomotives	255	178	142
Public-Private Partnerships - net (a)	40	166	102
Total Capital Expenditures (a)	$2,313	$2,341	$2,297

(a)
Total capital expenditures shown above include investments related to reimbursable public-private partnerships. These investments are for projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

Planned capital investments for 2014 are expected to be $2.3 billion, including expected spending of approximately $300 million for PTC. This $2.3 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year. Over half of the 2014 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars, and high return projects that support long-term profitable growth and productivity initiatives that improve the returns of the business, such as intermodal terminal capacity projects. CSX intends to fund capital investments through cash generated from operations.

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through 2013 was $875 million.

CSX CORPORATION
PART II

In addition to capital investments, the Company uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders.  In 2013, net cash used in financing activities was $1,232 million, which was an increase in spending of $564 million. This increase was driven by higher debt repayments and a lower amount of debt issued, partially offset by lower share repurchases. In 2012, net cash used in financing activities was $668 million, which was a decrease in spending of $745 million. Share repurchases were lower by $830 million and partially offsetting this were higher dividend payments of $78 million as a result of an increase in the quarterly dividend from $0.12 to $0.14 per share in second quarter 2012.

CSX is continually evaluating market and regulatory conditions that could affect the Company’s ability to generate sufficient returns on capital investments.  CSX may revise its future estimates for capital spending as a result of changes in business conditions, tax legislation or the enactment of new laws or regulations which could have a material adverse effect on the Company’s operations and financial performance in the future (see Risk Factors under Item 1A of this Form 10-K).

Liquidity and Working Capital

Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with $1.1 billion of cash, cash equivalents and short-term investments.  CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. Additionally in 2013, CSX issued a total of $500 million of new long-term debt. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 9, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a 364-day term and expires in December 2014. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. The Company anticipates either renewing the facility or replacing it with another liquidity-based solution. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $178 million and $308 million at December 2013 and 2012, respectively.  This decline since the prior year is primarily due to cash used for capital investments, dividends paid, share repurchases and long-term debt repaid which more than offset cash from operations. Also, see sources and uses of cash description above.

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

The cost and availability of unsecured financing are materially affected by CSX's credit ratings. CSX's credit ratings have improved during 2013. Currently, CSX is rated BBB+ with a stable outlook by S&P and Baa2 with a stable outlook by Moody's, compared to a rating of BBB with a positive outlook by S&P and Baa2 with a stable outlook by Moody's at December 2012.  Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt.  In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2014	2015	2016	2017	2018	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$533	$629	$22	$631	$619	$7,121	$9,555
Interest on Debt	547	498	478	456	415	5,552	7,946
Purchase Obligations (See Note 7)	613	319	260	238	226	1,367	3,023
Other Post-Employment Benefits (See Note 8) (a)	52	50	49	47	46	204	448
Operating Leases - Net (See Note 7) (b)	51	46	37	28	19	118	299
Agreements with Conrail (b)	25	25	25	25	25	144	269
Total Contractual Obligations	$1,821	$1,567	$871	$1,425	$1,350	$14,506	$21,540
Other Commitments (c)	$136	2	2	2	2	8	$152

(a)
Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.

(b)
Agreements with Conrail represent minimum future lease payments of $269 million under the shared asset area agreements (see Note 12, Related Party Transactions). These amounts plus total operating leases-net of $299 million above equals total net lease commitments of $568 million disclosed in Note 7, Commitments and Contingencies.

(c)
Other commitments of $152 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships.  Surety bonds of $71 million and letters of credit of $39 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $23 million which include interest and penalties are all included in year 2014. The year of settlement cannot be reasonably estimated, however, the Company believes at least $3 million of these unrecognized tax benefits will be resolved in the next 12 months. Contractual commitments related to public-private partnerships are $19 million.

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

Casualty, Environmental and Legal Reserves

Casualty

Casualty reserves of $280 million in 2013 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the Company's self-insured retention amount.  In accordance with the Contingencies Topic in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"), to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. During 2013, 2012 and 2011, there were no significant changes in estimate recorded to adjust casualty reserves.

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

During 2013 and 2012, there were no significant changes in estimates in personal injury reserves. Adjustments to the reserves are included in materials, supplies and other in the consolidated income statements.

Occupational & Asbestos

Occupational claims arise from allegations of exposures to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

The Company is also party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to asbestos and the onset of the disease) which can range from 10 to 40 years after exposure.

Occupational and asbestos claims are analyzed by a third-party actuary or specialist (the "third-party specialist"), respectively, in order to determine the number of unasserted or incurred but not reported (“IBNR”) claims. Occupational claims analyses are performed by the third-party specialist quarterly and are reviewed by management. Since exposure to asbestos has been substantially eliminated, management reviews asserted asbestos claims quarterly and the review by the third-party specialist is completed annually. With the exception of carpal tunnel, management has determined that seven years is the most probable time period in which unasserted claim filings and claim values can be estimated.  Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

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

During 2013 and 2012, there were no significant changes in estimates recorded to adjust occupational or asbestos reserves. Adjustments in reserves are included in materials, supplies and other in the consolidated income statements.

Environmental

Environmental reserves were $100 million for 2013. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 244 environmentally impaired sites.   Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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
Pension and Post-retirement Medical Plan Accounting

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  The plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2013, the projected benefit obligation for the Company’s pension plans and other post-employment benefit plans were $2.7 billion and $350 million, respectively. During 2012, the Company made a contribution of $275 million to its qualified pension plans, of which $25 million was the required minimum contribution. At this time, the Company anticipates that no further contributions to its qualified pension plans will be required in 2014.

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met.  Prior to 2011, the post-retirement medical plan was partially funded by all participating retirees, with retiree contributions adjusted annually.  Beginning in 2011, Medicare-eligible retirees are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Non-Medicare eligible retirees are covered by a self-insured program partially funded by participating retirees.  The life insurance plan is non-contributory.

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

The discount rates used by the Company to value its 2013 pension and post-retirement obligations are 4.75% and 4.25%, respectively.   For 2012, the discount rate used by the Company to value its pension and post-retirement obligations was 3.75% and 3.20%, respectively.  Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan.  As of December 2013, the estimated duration of pensions and post-retirement benefits is approximately 12 years and 8 years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates.  In general, if interest rates decline or rise, the assumed discount rates will change.

Long-term Rate of Return on Plan Assets

The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its pension obligation was 7.50% and 7.75% in 2013 and 2012, respectively.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Salary Scale Inflation Rates

Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 3.75% to value its 2013 and 2012 pension obligations.

Other Assumptions

The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age.  These assumptions are based upon historical data, recent plan experience and industry trends and are selected by management.

2014 Estimated Pension and Post-retirement Expense

Net pension and post-retirement benefits expense for 2014 is expected to be approximately $58 million and $21 million, respectively, compared to $95 million and $29 million, respectively, in 2013.  The decrease in pension expense is primarily related to an increase in the discount rate and favorable asset experience.

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries and health care costs on the 2013 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB

Discount Rate 1% change	$17	$2
Long-term Rate of Return 1% change	$22	N/A
Salary Inflation 1% change	$8	N/A

Depreciation Policies for Assets Utilizing the Group-Life Method

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise over 86% of total fixed assets of $37 billion on a gross basis at December 2013. All other assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management's assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires depreciation studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets every six years.  In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets. The Company plans to perform a road and track asset depreciation study during 2014. The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

Recent experience with depreciation studies has resulted in depreciation rate changes which did not materially affect the Company’s annual depreciation expense of $1.1 billion and $1 billion for 2013 and 2012, respectively.  A 1% change in the average life of all group-life assets would result in an approximate $10 million change to the Company’s annual depreciation expense.

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

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2011.  The federal income tax return for 2012 is currently under review.  During 2013, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2013.  Management believes an adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.   As of December 2013, the Company’s uncertain tax positions were $23 million.

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

CSX CORPORATION
PART II

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

CSX CORPORATION
PART II

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes.  Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates.

At December 2013, CSX had $7 million of floating rate debt obligations outstanding.  A 1% fluctuation in interest rates on these notes would cause less than a $1 million change in interest expense. This amount was determined by considering the impact of a hypothetical interest rate fluctuation on the balances of our floating rate debt at December 27, 2013.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	52

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	53
December 27, 2013
December 28, 2012
December 30, 2011

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	54
December 27, 2013
December 28, 2012
December 30, 2011

Consolidated Balance Sheets as of:	55
December 27, 2013
December 28, 2012

Consolidated Cash Flow Statements for Fiscal Years Ended:	56
December 27, 2013
December 28, 2012
December 30, 2011

Consolidated Statements of Changes in Shareholders' Equity:	57
December 27, 2013
December 28, 2012
December 30, 2011

Notes to Consolidated Financial Statements	58

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation as of December 27, 2013 and December 28, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three fiscal years ended December 27, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation at December 27, 2013 and December 28, 2012, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 27, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation's internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 12, 2014

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2013	2012 (a)	2011 (a)
Revenue	$12,026	$11,763	$11,795
Expense
Labor and Fringe	3,138	3,020	3,073
Materials, Supplies and Other	2,275	2,156	2,229
Fuel	1,656	1,672	1,668
Depreciation	1,104	1,059	976
Equipment and Other Rents	380	392	379
Total Expense	8,553	8,299	8,325

Operating Income	3,473	3,464	3,470

Interest Expense	(562)	(566)	(552)
Other Income - Net (Note 10)	11	73	22
Earnings Before Income Taxes	2,922	2,971	2,940

Income Tax Expense (Note 11)	(1,058)	(1,108)	(1,086)
Net Earnings	$1,864	$1,863	$1,854

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.83	$1.80	$1.71
Assuming Dilution	$1.83	$1.79	$1.70

Average Common Shares Outstanding (Millions)
Basic	1,019	1,038	1,083
Assuming Dilution	1,019	1,040	1,089

Cash Dividends Paid Per Common Share	$0.59	$0.54	$0.45

(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2013	2012 (a)	2011 (a)
Net Earnings	$1,864	$1,863	$1,854
Other Comprehensive (Loss) Income, Net of Tax:
Pension and Other Post-Employment Benefits	389	(52)	(88)
Other	24	(9)	(16)
Total Other Comprehensive Income (Loss)	413	(61)	(104)
Comprehensive Earnings (Note 14)	$2,277	$1,802	$1,750

(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2013	2012 (a)
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$592	$784
Short-term Investments	487	587
Accounts Receivable - Net (Note 1)	1,052	1,114
Materials and Supplies	252	274
Deferred Income Taxes	155	119
Other Current Assets	64	75
Total Current Assets	2,602	2,953

Properties	37,184	35,279
Accumulated Depreciation	(9,893)	(9,229)
Properties - Net (Note 6)	27,291	26,050

Investment in Conrail (Note 12)	752	695
Affiliates and Other Companies	546	511
Other Long-term Assets	591	514
Total Assets	$31,782	$30,723
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$957	$948
Labor and Fringe Benefits Payable	587	468
Casualty, Environmental and Other Reserves (Note 5)	151	140
Current Maturities of Long-term Debt (Note 9)	533	780
Income and Other Taxes Payable	91	169
Other Current Liabilities	105	140
Total Current Liabilities	2,424	2,645

Casualty, Environmental and Other Reserves (Note 5)	300	337
Long-term Debt (Note 9)	9,022	9,052
Deferred Income Taxes (Note 11)	8,662	8,096
Other Long-term Liabilities	870	1,457
Total Liabilities	21,278	21,587

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	1,009	1,020
Other Capital	61	28
Retained Earnings (Note 1)	9,936	9,010
Accumulated Other Comprehensive Loss (Note 14)	(523)	(936)
Noncontrolling Minority Interest	21	14
Total Shareholders' Equity	10,504	9,136
Total Liabilities and Shareholders' Equity	$31,782	$30,723

(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2013	2012 (a)	2011 (a)
OPERATING ACTIVITIES
Net Earnings	$1,864	$1,863	$1,854
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,104	1,059	976
Deferred Income Taxes	300	592	609
Contributions to Qualified Pension Plans (Note 8)	—	(275)	—
Gain on Property Dispositions	(70)	(166)	(25)
Other Operating Activities	(35)	(64)	(10)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(6)	61	(117)
Other Current Assets	36	(32)	(23)
Accounts Payable	28	(4)	76
Income and Other Taxes Payable	(67)	(14)	116
Other Current Liabilities	113	(74)	35
Net Cash Provided by Operating Activities	3,267	2,946	3,491
INVESTING ACTIVITIES
Property Additions	(2,313)	(2,341)	(2,297)
Purchase of Short-term Investments	(1,256)	(633)	(492)
Proceeds from Sales of Short-term Investments	1,401	581	74
Proceeds from Property Dispositions	53	186	240
Other Investing Activities	(112)	(70)	(112)
Net Cash Used in Investing Activities	(2,227)	(2,277)	(2,587)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	500	1,100	1,200
Long-term Debt Repaid (Note 9)	(780)	(508)	(605)
Dividends Paid	(600)	(558)	(480)
Stock Options Exercised (Note 4)	9	14	29
Shares Repurchased	(353)	(734)	(1,564)
Other Financing Activities	(8)	18	7
Net Cash Used in Financing Activities	(1,232)	(668)	(1,413)
Net (Decrease) Increase in Cash and Cash Equivalents	(192)	1	(509)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	784	783	1,292
Cash and Cash Equivalents at End of Period	$592	$784	$783

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$595	$592	$574
Income Taxes Paid	$824	$506	$359

(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding(Thousands)	Common Stock and Other Capital	Retained Earnings(a)	Accumulated Other Comprehensive Income (Loss) (b)	Non- controlling Interest	Total Shareholders' Equity
December 31, 2010	1,111,026	$370	$9,185	$(771)	$14	$8,798
Comprehensive Earnings:
Net Earnings	—	—	1,854	—	—	1,854
Other Comprehensive Loss	—	—	—	(104)	—	(104)
Total Comprehensive Earnings						1,750
Common stock dividends, $0.45 per share	—	—	(480)	—	—	(480)
Share Repurchases	(67,406)	590	(2,154)	—	—	(1,564)
Bond Conversions (Note 2)	675	5	—	—	—	5
Stock Option Exercises and Other	4,862	90	—	—	(1)	89
December 30, 2011	1,049,157	1,055	8,405	(875)	13	8,598
Comprehensive Earnings:
Net Earnings	—	—	1,863	—	—	1,863
Other Comprehensive Loss	—	—	—	(61)	—	(61)
Total Comprehensive Earnings						1,802
Common stock dividends, $0.54 per share	—	—	(558)	—	—	(558)
Share Repurchases	(34,088)	(34)	(700)	—	—	(734)
Bond Conversions (Note 2)	155	1	—	—	—	1
Stock Option Exercises and Other	5,261	26	—	—	1	27
December 28, 2012	1,020,485	1,048	9,010	(936)	14	9,136
Comprehensive Earnings:
Net Earnings	—	—	1,864	—	—	1,864
Other Comprehensive Income	—	—	—	413	—	413
Total Comprehensive Earnings						2,277
Common stock dividends, $0.59 per share	—	—	(600)	—	—	(600)
Share Repurchases	(13,791)	(14)	(339)	—	—	(353)
Bond Conversions (Note 2)	1	—	—	—	—	—
Stock Option Exercises and Other	2,165	36	1	—	7	44
December 27, 2013	1,008,860	$1,070	$9,936	$(523)	$21	$10,504

(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

(b) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax.  The associated taxes were $463 million, $496 million and $266 million for 2011, 2012 and 2013, respectively. For additional information see Note 14, Other Comprehensive Income.

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

The Company’s annual average number of employees was approximately 31,000 in 2013, which includes approximately 26,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business

During 2013, CSXT’s transportation services generated $12.0 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.8 million carloads and generated approximately 59% of revenue and 42% of volume in 2013. The Company’s merchandise business is the most diverse market and transports aggregates (which include crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped 1.2 million carloads and accounted for 24% of revenue and 18% of volume in 2013.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Almost half of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 14% of revenue and 40% of volume in 2013. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Other revenue accounted for approximately 3% of the Company’s total revenue in 2013.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Basis of Presentation

In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to present fairly the financial position of CSX and its subsidiaries at December 27, 2013 and December 28, 2012, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2013, 2012 and 2011.

In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year

CSX follows a 52/53 week fiscal reporting calendar.  This fiscal calendar allows every quarter to consistently end on a Friday and typically, to be of equal duration (13 weeks), resulting in a 52 week fiscal year.  To maintain this type of reporting calendar every fifth or sixth year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in the fourth quarter (a 14-week fiscal quarter) and, therefore, that full fiscal year will have 53 weeks.  The next 53 week fiscal year will be 2016, which will end on December 30, 2016.

Fiscal years 2013, 2012 and 2011 each consisted of 52 weeks ending on December 27, 2013, December 28, 2012 and December 30, 2011, respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.

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

Cash, Cash Equivalents and Short-term Investments

On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments were carried at cost, which approximated market value, and were classified as cash equivalents. Investments in instruments with original maturities greater than three months but less than one year were classified as short-term investments.

Allowance for Doubtful Accounts

The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $33 million and $36 million is included in the consolidated balance sheets as of December 2013 and December 2012, respectively.

Materials and Supplies

Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Goodwill

Goodwill represents purchase price in excess of fair value and is related to affiliates of CSXT, primarily P&L Transportation, Inc. Goodwill of $64 million is recorded in other long-term assets in the consolidated balance sheets as of December 2013 and 2012.

Revenue and Expense Recognition

The Company recognizes freight revenue using Free-On-Board Origin pursuant to the Revenue Recognition Topic in the ASC.  Accounting guidance in this topic provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period.  Expenses are recognized as incurred.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Revision of Prior Period Financial Statements

During the fourth quarter of 2013, CSX completed a review of certain accounts receivable balances which resulted in an adjustment to previously reported revenue. This review identified immaterial differences between estimated and actual revenue earned on a small percentage of transactions as well as a small percentage of revenue over at least a decade.

In accordance with ASC 250 Accounting Changes and Error Corrections as well as the SEC's Staff Accounting Bulletin No. 99, Materiality, the Company evaluated the materiality of this error on prior period financial statements and determined that it did not result in a material misstatement to the financial conditions, results of operations, or liquidity for any of the periods presented.

The Company also determined that the effect of recording all corrections during the fourth quarter of 2013 would have been material to the financial statements. As a result, prior period financial statements have been revised to correct the errors in accordance with ASC 250 and the SEC's Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, as shown in the tables below.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Dollars in Millions, Except Per Share Amounts	2012			2011
Consolidated Income Statements	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Revenue	$11,756	$7	$11,763	$11,743	$52	$11,795
Operating Income	3,457	7	3,464	3,418	52	3,470
Earnings Before Income Taxes	2,964	7	2,971	2,888	52	2,940
Income Tax Expense	(1,105)	(3)	(1,108)	(1,066)	(20)	(1,086)
Net Earnings	1,859	4	1,863	1,822	32	1,854
Net Earnings Per Share, Basic	$1.79	$0.01	$1.80	$1.68	$0.03	$1.71
Net Earnings Per Share, Assuming Dilution	$1.79	$—	$1.79	$1.67	$0.03	$1.70
Consolidated Comprehensive Income Statements
Net Earnings	$1,859	$4	$1,863	$1,822	$32	$1,854
Comprehensive Earnings	1,798	4	1,802	1,718	32	1,750
Consolidated Balance Sheets
Accounts Receivable - Net	$962	$152	$1,114	$1,000	$147	$1,147
Total Current Assets	2,801	152	2,953	2,806	147	2,953
Total Assets	30,571	152	30,723	29,344	147	29,491
Accounts Payable	1,014	(66)	948	1,018	(64)	954
Income and Other Taxes Payable	85	84	169	129	81	210
Total Current Liabilities	2,627	18	2,645	2,558	17	2,575
Total Liabilities	21,569	18	21,587	20,876	17	20,893
Retained Earnings	8,876	134	9,010	8,275	130	8,405
Total Shareholders' Equity	9,002	134	9,136	8,468	130	8,598
Total Liabilities and Shareholders' Equity	$30,571	$152	$30,723	$29,344	$147	$29,491
Consolidated Cash Flow Statements
Net Earnings	$1,859	$4	$1,863	$1,822	$32	$1,854
Changes in Operating Assets and Liabilities
Accounts Receivable	67	(6)	61	(59)	(58)	(117)
Accounts Payable	(3)	(1)	(4)	70	6	76
Income and Other Taxes Payable	(17)	3	(14)	96	20	116
Net Cash Provided by Operating Activities	$2,946	$—	$2,946	$3,491	$—	$3,491

Statement of Changes in Shareholders' Equity	2010
Retained Earnings	$9,087	$98	$9,185

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Other Items - Share Repurchases

In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances.

During 2013, CSX repurchased $353 million, or 14 million in shares of common stock under the new share repurchase program. Additionally, the Company repurchased a total of $734 million, or 34 million shares, and $1.6 billion, or 67 million shares, in 2012 and 2011, respectively, under previous share repurchase programs. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2013	2012 (a)	2011 (a)
Numerator (Dollars in Millions):
Net Earnings	$1,864	$1,863	$1,854
Dividend Equivalents on Restricted Stock	1	1	1
Net Earnings, Attributable to Common Shareholders	$1,865	$1,864	$1,855

Denominator (Units in Millions):
Average Common Shares Outstanding	1,019	1,038	1,083
Other Potentially Dilutive Common Shares (b)	—	2	6
Average Common Shares Outstanding, Assuming Dilution	1,019	1,040	1,089

Net Earnings Per Share, Basic	$1.83	$1.80	$1.71
Net Earnings Per Share, Assuming Dilution	$1.83	$1.79	$1.70

(a)	See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

(b)	Other potentially dilutive common shares include convertible debt, stock options, common stock equivalents and performance units granted under a long-term management incentive compensation plan.

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

Diluted shares outstanding are not impacted when debentures are converted into CSX common stock because those shares were already included in the diluted shares calculation.  Shares outstanding for basic earnings per share, however, are impacted on a weighted-average basis when conversions occur.  During 2013 and 2012, $7 thousand and $2 million, respectively, of face value convertible debentures were converted into approximately 1 thousand shares and 155 thousand shares of CSX common stock, respectively.  As of December 2013, approximately $2 million of convertible debentures at face value remained outstanding, which are convertible into 244 thousand shares of CSX common stock.

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2013
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	1,009

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

The Compensation-Stock Compensation Topic in the ASC requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $13 million, $37 million and $35 million for fiscal years 2013, 2012 and 2011, respectively.

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

	Fiscal Years
(Dollars in Millions)	2013	2012	2011
Share-Based Compensation Expense	$14	$14	$30
Income Tax Benefit	6	5	11

Stock Options

Stock options have not been granted since 2003. As of December 2013, there were no current or former employees with stock options outstanding, as all remaining stock options expired in May 2013.  The exercise price for options granted equals the market price of the underlying stock on the grant date.  The total intrinsic value of options exercised for fiscal years ended 2013, 2012, and 2011 was $27 million, $37 million, and $84 million, respectively. This value represents the value realized by current and former employees who exercised options.

A summary of CSX's stock option activity and related information for the fiscal years 2013, 2012 and 2011 is as follows:

	Fiscal Years
	2013		2012		2011
	Options Outstanding (Thousands)	Weighted- Average Exercise Price	Options Outstanding (Thousands)	Weighted- Average Exercise Price	Options Outstanding (Thousands)	Weighted- Average Exercise Price
Outstanding & Exercisable at Beginning of Year	1,672	$5.36	4,145	$5.64	9,111	$5.82
Expired or Cancelled	(9)	5.36	(15)	6.36	(27)	6.44
Exercised	(1,663)	5.36	(2,458)	5.83	(4,939)	5.96

Outstanding & Exercisable at End of Year	—	$—	1,672	$5.36	4,145	$5.64

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Grants

Restricted stock grants consist of units and awards. Restricted stock units are granted as part of the Company's long-term incentive plan, with each unit being equivalent to one share of CSX stock and vest over three years.  Restricted stock awards generally vest over an employment period of up to five years. The following table provides information about outstanding restricted stock units and awards combined.  As of December 2013, unrecognized compensation expense for these awards and units was approximately $17 million, which will be expensed over a weighted-average remaining period of 2 years.

	Fiscal Years
	2013	2012	2011
Restricted Stock Units and Awards Outstanding (Thousands)(a)	1,462	1,353	1,572
Weighted-Average Fair Value at Grant Date	$23.89	$21.38	$16.91
Restricted Stock Units and Awards Expense (Millions)(a)	10	9	7
Unvested Restricted Stock Units and Awards Outstanding (Thousands)	705	629	678
Weighted-Average Fair Value of Unvested Units and Awards Outstanding	$24.17	$22.48	$20.93

(a)  Time-based restricted stock units were granted to certain employees under the respective Long-term Incentive Plans in the amount of 524,000, 433,000, and 361,000 in 2013, 2012, and 2011, respectively, as described below.  These units vest over three years, therefore only a partial amount of expense was recognized in 2013, 2012, and 2011, respectively.

Long-term Incentive Plans

The CSX Long-term Incentive Plans (“LTIP”) were adopted under the 2010 CSX Stock and Incentive Award Plan. The objective of these long-term incentive plans is to motivate and reward certain employees for achieving and exceeding certain financial and strategic initiatives.

In May of 2011, 2012 and 2013, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2011-2013 (“2013 LTIP”), 2012-2014 (“2014 LTIP”) and 2013-2015 (“2015 LTIP”) plans (collectively, the “Plans”). The key financial target for the 2013 and 2014 plans is based solely on operating ratio (operating expense divided by operating revenue) and excludes certain non-recurring items as disclosed in the Company's financial statements. The key financial targets for the 2015 plan will be based on the achievement of goals related to both operating ratio and return on assets (tax-adjusted operating income divided by net property) excluding non-recurring items as disclosed in the Company's financial statements. The three-year average operating ratio and return on assets over the performance period will each comprise 50% of the payout and are measured independently of the other.

Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle. The 2013 and 2014 plans provides that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon Company performance against certain CSX strategic initiatives. The 2015 plan states that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable groups.  Total expense incurred due to long-term incentive plans was $2 million, $3 million and $21 million for fiscal years 2013, 2012 and 2011, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The 2013 plan ended on December 27, 2013, and CSX did not issue any shares in January 2014 as applicable performance targets for the three preceding fiscal years were not met.

	LTIP Plan (Plan Ended In)
	2013	2014	2015
Number of target units outstanding (Thousands)(a)	1,080	1,340	1,318
Weighted-average fair value at grant date (a)	$25.63	$22.13	$25.32
Payout Range	0% - 200%	0% - 200%	0% - 200%

(a) Number of target units granted and weighted-average fair value calculations above include the value of both initial grants and subsequent, smaller grants issued at different prices based on grant date fair value to new or promoted employees not previously included.

Restricted Stock Units

As part of the 2013, 2014 and 2015 plans, 361 thousand, 433 thousand and 524 thousand restricted stock units, respectively, were granted.  The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and are not based upon CSX’s attainment of operational targets.  The restricted stock units and expenses are included in the information as shown within the Restricted Stock Grants section above.

As of December 2013, there was $29 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 2 years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

	LTIP Plan (Plan Ended In)			Weighted-Average Fair Value at Grant Date
(Units Outstanding, in Thousands)	2013	2014	2015
Unvested at December 30, 2011	991	—	—	$25.92
Granted in 2012	65	1,325	—	21.97
Forfeited in 2012	(2)	(69)	—	(21.99)
Unvested at December 28, 2012	1,054	1,256	—	23.66

Granted in 2013	26	85	1,354	25.24
Forfeited in 2013	—	(1)	(36)	(25.31)
Cancelled due to performance conditions(a)	(1,080)	—	—	25.63
Vested at December 27, 2013	—	—	—	—
Unvested at December 27, 2013	—	1,340	1,318	$23.73
(a) The minimum financial target was not met in 2013. As a result, there was no performance unit payout for the LTIP ended December 27, 2013.

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

	Fiscal Years
	2013	2012	2011
Shares Issued to Directors (Thousands)	105	102	93
Expense (Millions)	$2	$2	$2
Weighted Average Grant Date Stock Price	$23.12	$21.92	$23.46

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

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 31, 2010	$375	$107	$59	$541
Charged to Expense	68	23	41	132
Payments	(71)	(47)	(36)	(154)
December 30, 2011	372	83	64	519
Charged to Expense	51	35	36	122
Payments	(98)	(30)	(36)	(164)
December 28, 2012	325	88	64	477
Charged to Expense	54	48	38	140
Payments	(99)	(36)	(31)	(166)
December 27, 2013	$280	$100	$71	$451

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

These reserves are considered critical accounting estimates due to the need for significant management judgments. They are provided for in the consolidated balance sheets as follows:

	December 2013			December 2012
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$59	$148	$207	$75	$158	$233
Occupational	3	20	23	5	31	36
Asbestos	10	40	50	8	48	56
Total Casualty	72	208	280	88	237	325
Environmental	59	41	100	33	55	88
Other	20	51	71	19	45	64
Total	$151	$300	$451	$140	$337	$477

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

Casualty

Casualty reserves of $280 million for 2013 represent accruals for personal injury, occupational injury and asbestos claims.  The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. During 2013, 2012 and 2011, there were no significant changes in estimate recorded to adjust casualty reserves.

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

The Company is also party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to asbestos and the onset of the disease) which can range from 10 to 40 years after exposure.

Occupational and asbestos claims are analyzed by a third-party actuary or specialist (the "third-party specialist"), respectively, in order to determine the number of unasserted or incurred but not reported (“IBNR”) claims. Occupational claims analyses are performed by the third-party specialist quarterly and are reviewed by management. Since exposure to asbestos has been substantially eliminated, management reviews asserted asbestos claims quarterly and the review by the third-party specialist is completed annually. With the exception of carpal tunnel, management has determined that seven years is the most probable time period in which unasserted claim filings and claim values can be estimated.  Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Undiscounted liabilities recorded related to occupational and asbestos claims were as follows:

	December	December
(Dollars in Millions)	2013	2012
Occupational:
Incurred but not reported claims	$15	$24
Asserted claims	8	12
Total liability	$23	$36

Asbestos:
Incurred but not reported claims	$35	$37
Asserted claims	15	19
Total liability	$50	$56

During 2013 and 2012, there were no significant changes in estimate of occupational or asbestos reserves. A summary of occupational and asbestos claims activity is as follows:

	Fiscal Years
	2013	2012
Asserted Claims
Open Claims - Beginning of Year	523	746
New Claims Filed	165	160
Claims Settled	(146)	(154)
Claims Dismissed	(150)	(229)
Open Claims - End of Year	392	523

Environmental

Environmental reserves were $100 million for 2013. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 244 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other

Other reserves of $71 million for 2013 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
December 2013	Cost	Depreciation	Value	Rate	Method	Life
Road
Rail and Other Track Material	$6,452	$(1,270)	$5,182	2.9%	Group Life
Ties	4,534	(947)	3,587	4.0%	Group Life
Grading	2,425	(448)	1,977	1.5%	Group Life
Ballast	2,612	(645)	1,967	2.8%	Group Life
Bridges, Trestles, and Culverts	2,008	(250)	1,758	1.6%	Group Life
Signals and Interlockers	1,922	(291)	1,631	3.4%	Group Life
Buildings	1,011	(355)	656	2.5%	Group Life
Other	3,654	(1,386)	2,268	4.7%	Group Life
Total Road	24,618	(5,592)	19,026			6-80 Years
Equipment
Locomotive	4,987	(2,176)	2,811	3.6%	Group Life
Freight Cars	3,111	(1,135)	1,976	3.1%	Group Life
Work Equipment and Other	1,666	(914)	752	7.1%	Group Life
Total Equipment	9,764	(4,225)	5,539			5-38 Years
Land	1,842	—	1,842	N/A	N/A	N/A
Construction In Progress	854	—	854	N/A	N/A	N/A
Other	106	(76)	30	N/A	Straight Line	4-30 Years
Total Properties	$37,184	$(9,893)	$27,291

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
December 2012	Cost	Depreciation	Value	Rate	Method	Life
Road
Rail and Other Track Material	$6,177	$(1,131)	$5,046	2.9%	Group Life
Ties	4,287	(861)	3,426	4.0%	Group Life
Grading	2,407	(414)	1,993	1.5%	Group Life
Ballast	2,528	(624)	1,904	2.8%	Group Life
Bridges, Trestles, and Culverts	1,962	(224)	1,738	1.6%	Group Life
Signals and Interlockers	1,787	(302)	1,485	3.4%	Group Life
Buildings	926	(316)	610	2.5%	Group Life
Other	3,345	(1,281)	2,064	4.7%	Group Life
Total Road	23,419	(5,153)	18,266			6-80 Years
Equipment
Locomotive	4,747	(2,079)	2,668	3.6%	Group Life
Freight Cars	3,088	(1,119)	1,969	3.1%	Group Life
Work Equipment and Other	1,466	(810)	656	7.1%	Group Life
Total Equipment	9,301	(4,008)	5,293			5-38 Years
Land	1,745	—	1,745	N/A	N/A	N/A
Construction In Progress	602	—	602	N/A	N/A	N/A
Other	212	(68)	144	N/A	Straight Line	4-30 Years
Total Properties	$35,279	$(9,229)	$26,050

Railroad Assets

The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method of accounting comprise over 86% of total fixed assets of $37 billion on a gross basis as of December 2013.  All other depreciable assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).  Abnormal operating gains were $65 million in 2013, $104 million in 2012 and $14 million in 2011 and all relate to the disposition of operating rail corridors. Each year includes gains from the 2011 sale of an operating rail corridor to the state of Florida. See the Significant Property Disposition section below for further details on the transaction with the state of Florida. In 2013, a gain was recognized for a non-monetary exchange of easements and rail assets, and in 2012, a gain was recognized for a sale of operating rail corridor to the Commonwealth of Massachusetts.

Recent experience with depreciation studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $1.1 billion, $1.1 billion, and $976 million for 2013, 2012, and 2011, respectively.  In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Significant Property Disposition

In November 2011, the Company sold 61 miles of operating rail corridor to the Florida Department of Transportation. This corridor will be used by the state of Florida for its new commuter rail operation known as SunRail, which is expected to alleviate highway congestion. The Company diverted a portion of the corridor's existing rail traffic and relocated terminal operations to an adjacent rail corridor in Florida. As part of the transaction, the Company received $173 million in proceeds ($148 million in cash and a $25 million receivable, held in escrow and payable no later than April 2014) and up to $259 million in government grants. These grants are related to reimbursable capital expenditure projects in Florida and are recorded as a reduction of the carrying value of the related asset as received. This agreement also obligated the Company to invest a total of $500 million in routine capital expenditures and maintenance related to transportation capacity, facilities or equipment in Florida, including diversion and relocation costs related to this transaction within an eight year period following the transaction. The Company invested $142 million, $311 million and $47 million in 2013, 2012 and 2011, respectively. The required investment obligation was fulfilled during the second quarter of 2013.

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
In accordance with the Real Estate Sales Topic in the ASC, this sale of real estate resulted in a deferred gain of $160 million. The deferred gain is primarily recognized into income ratably as the investment obligation is fulfilled. The Company recognized a gain of $43 million, $94 million and $14 million in 2013, 2012 and 2011, respectively. This gain is included in materials, supplies and other in the consolidated income statements. Going forward, the Company expects no further material gains. The deferred gain balance included in the consolidated balance sheets is in the table below.

	Deferred gain as of
(Dollars in Millions)	December 2013	December 2012
Current portion, included in Other Current Liabilities	$9	$43
Long term portion, included in Other Long-Term Liabilities	—	9
Total	$9	$52

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies

Lease Commitments

The Company has various lease agreements with other parties with terms up to 30 years.  Non-cancelable, long-term leases may include provisions for maintenance, options to purchase, and options to extend the terms.  The Company uses the straight-line method to recognize rent expense associated with operating leases that include escalations over their terms. These amounts are shown in the table below.

	Fiscal Years
(Dollars in Millions)	2013	2012	2011
Rent Expense on Operating Leases	$60	$73	$68

At December 2013, minimum rentals on land, buildings, track and equipment under operating leases are disclosed in the table below.  Also, payments to Conrail, Inc. ("Conrail") for leases on shared rail infrastructure are included in these amounts. (See Note 12, Related Party Transactions).

(Dollars in Millions)	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2014	$79	$(3)	$76
2015	73	(2)	71
2016	64	(2)	62
2017	55	(2)	53
2018	46	(2)	44
Thereafter	275	(13)	262
Total	$592	$(24)	$568

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

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2013	2012	2011
Amounts Paid	$287	$287	$281
Number of Locomotives	1,886	1,899	1,928
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

(Dollars in Millions)	Locomotive & Maintenance Payments	Other Commitments	Total
2014	$292	$321	$613
2015	253	66	319
2016	245	15	260
2017	232	6	238
2018	220	6	226
Thereafter	1,314	53	1,367
Total	$2,556	$467	$3,023

Insurance

The Company maintains numerous insurance programs with substantial limits for property damage (which includes business interruption) and third-party liability.  A certain amount of risk is retained by the Company on each of the property and liability programs.  The Company has a $25 million retention per occurrence for the non-catastrophic property program (such as a derailment) and a $50 million retention per occurrence for the liability and catastrophic property programs (such as hurricanes and floods).

While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $15 million in aggregate at December 27, 2013. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. In October, 2013, the District Court held a case management conference to determine the scope and schedule of the remand proceedings. The District Court has ordered briefing on class certification to be completed by the end of May 2014.  In the interim, the District Court has delayed proceedings on the merits of the case.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued
Environmental

CSXT has certain indemnification requirements with respect to Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate formerly owned by Pharmacia that is now owned by CSXT in Kearny, New Jersey (the “Property”).  The indemnification and defense duties arise with respect to several matters.  The State of New Jersey filed suit in 2005 against Occidental Chemical Corporation, Tierra Solutions Inc., Maxus Energy Corporation and five other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of the Newark Bay Complex, which includes a 17-mile stretch of the Passaic River near the Property. In 2009, Pharmacia, along with hundreds of other companies, was served with a third-party complaint by Tierra Solutions Inc. and Maxus Energy Corporation seeking contribution towards the costs and damages claimed by the state of New Jersey or incurred by Tierra and Maxus related to the Newark Bay Complex.  CSXT has been participating in the defense of this matter with and on behalf of Pharmacia.  In 2013, Pharmacia, along with most of the other third-party defendants, entered into a settlement agreement with the state of New Jersey for an amount that is not material to CSXT.  The settlement, approved by the Superior Court of New Jersey in December 2013, resolves certain claims or potential claims by the state of New Jersey for costs and damages arising from discharges to the Newark Bay Complex.  CSXT, on behalf of Pharmacia, is also conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 70 other parties pursuant to an Administrative Order on Consent with the EPA. The Company does not believe any remediation costs potentially allocable to CSXT would be material to the Company's financial condition, results of operations or liquidity.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

	Summary of Participants as of
	January 1, 2013
	Pension Plans	Post-retirement Medical Plan
Active Employees	5,153	2,176
Retirees and Beneficiaries	11,569	12,277
Other(a)	5,715	112
Total	22,437	14,565

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

Cash Flows

Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  During 2012, the Company made a contribution of $275 million to its qualified pension plans, of which $25 million was the required minimum contribution. At this time, the Company anticipates that no further contributions to its qualified pension plans will be required in 2014. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2014	$167	$38
2015	171	36
2016	173	34
2017	176	32
2018	179	31
2019-2023	910	126
Total	$1,776	$297

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Plan Assets

The CSX Investment Committee (the “Investment Committee”), whose members were selected by the Chief Financial Officer and approved by the Chief Executive Officer, is responsible for oversight and investment of plan assets.  The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and that is updated periodically in consideration of plan or employee changes, or changing market conditions. These studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk. The current asset allocation targets 60% equity investments and 40% fixed income investments and cash.  Within equity, a further target is currently established for 40% of total plan assets in domestic equity and 20% in international equity.  Allocations are evaluated for levels within 3% of targeted allocations and are adjusted quarterly as necessary.

The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are netted against the pension liabilities on the balance sheet.

	December 2013		December 2012
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,619	65%	$1,408	61%
Fixed Income	795	32	829	36
Cash and Cash Equivalents	86	3	57	3
Total	$2,500	100%	$2,294	100%

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status

Changes in benefit obligation and the fair value of plan assets for the 2013 and 2012 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2013	2012	2013	2012
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,538	$2,806	N/A	N/A
Projected Benefit Obligation	2,679	2,954	$350	$415

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,954	$2,668	$415	$388
Service Cost	49	44	3	4
Interest Cost	108	123	13	16
Plan Participants' Contributions	—	—	8	8
Plan Amendments	—	—	—	(1)
Actuarial (Gain) Loss	(275)	274	(49)	43
Benefits Paid	(157)	(155)	(40)	(43)
Benefit Obligation at End of Plan Year	$2,679	$2,954	$350	$415

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,294	$1,850	$—	$—
Actual Return on Plan Assets	350	311	—	—
Qualified Employer Contributions	—	275	—	—
Non-qualified Employer Contributions	13	13	32	35
Plan Participants' Contributions	—	—	8	8
Benefits Paid	(157)	(155)	(40)	(43)
Fair Value of Plan Assets at End of Plan Year	2,500	2,294	—	—
Funded Status at End of Plan Year	$(179)	$(660)	$(350)	$(415)

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2013	2012	2013	2012
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$44	$3	$—	$—
Current Liabilities	(14)	(15)	(38)	(41)
Long-term Liabilities	(209)	(648)	(312)	(374)
Net Amount Recognized in
Consolidated Balance Sheet	$(179)	$(660)	$(350)	$(415)

(a)	Long-term assets relate to two of the qualified pension plans whose assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2013, the status of CSX plans only with a net liability is disclosed below. The total fair value of all plans as of December 2013 was $2.5 billion, which includes the qualified pension plans with net assets.

	Aggregate	Aggregate
(Dollars in Millions)	Fair Value	Projected
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$69	$(292)
Accumulated Benefit Obligation	69	(280)

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Net Benefit Expense

The following table describes the components of expense/(income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2013	2012	2011	2013	2012	2011
Service Cost	$49	$44	$40	$3	$4	$2
Interest Cost	108	123	121	13	16	11
Expected Return on Plan Assets	(162)	(166)	(157)	—	—	—
Amortization of Net Loss	100	82	71	14	9	7
Amortization of Prior Service Cost	—	—	—	(1)	(1)	(1)
Net Periodic Benefit Expense	95	83	75	29	28	19
Settlement Gain(a)	(2)	(2)	(2)	—	—	—
Total Expense	$93	$81	$73	$29	$28	$19

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

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2013	2012	2013	2012
Recognized in the balance sheet
(Gains) Losses	$(462)	$130	$(48)	$43
Prior service credits	—	—	—	(1)
Expense (Income) recognized in the income statement
Amortization of net losses (a)	$100	$82	$14	$9
Settlement gain	(2)	(2)	—	—
Amortization of prior service costs (b)	—	—	(1)	(1)

(a)
Amortization of net losses estimated to be expensed for 2014 is $57 million and $6 million for pension benefits and post-retirement benefits, respectively. The decrease in amortization is largely related to the impact of increasing discount rates.

(b)
Amortization of prior service costs estimated to be expensed in 2014 are less than $1 million for pension benefits. The estimated post-retirement benefits amount to be credited to expense for 2014 is $1 million.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

As of December 2013, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

	Pension Benefits	Post-retirement Benefits
Losses	$658	$73
Prior Service Costs (Credits)	1	(3)
Total	$659	$70

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

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2013	2012	2013	2012
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	7.75%	8.00%	N/A	N/A
Benefit Obligation at End of Plan Year	7.50%	7.75%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	3.75%	4.75%	3.20%	4.25%
Benefit Obligation at End of Plan Year	4.75%	3.75%	4.25%	3.20%

Salary Scale Inflation	3.75%	3.75%	N/A	N/A

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The net post-retirement benefit obligation for salaried, management personnel was determined using the following assumptions for the health care cost trend rate for medical plans. While it is expected that rates will decrease to 5% by 2020 for Medicare and 2021 for Non-Medicare eligible individuals, there may be yearly fluctuations. Additionally, there are cost differentials between Medicare and Non-Medicare eligible individuals which are reflected below.

	Post-retirement Benefits
	2013	2012
Health Care Cost Trend Rate:
Components of Benefit Cost: Non-Medicare Eligible	8.5%	8.5%
Components of Benefit Cost: Medicare Eligible	8.0%	8.0%
Benefit Obligations: Non-Medicare Eligible	8.0%	8.5%
Benefit Obligations: Medicare Eligible	7.5%	8.0%

For every 1% change in the assumed health care cost trend rate, service and interest cost will change by less than $1 million on a pre-tax basis on the consolidated income statements. For every 1% change in the health care cost trend rate, the Company’s benefit obligation will change by less than $1 million on the consolidated balance sheets.

Other Plans

Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $41 million, $46 million and $48 million in 2013, 2012 and 2011, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $37 million, $29 million and $28 million for 2013, 2012 and 2011, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt was as follows:

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2013	2013	2013	2012
Notes	2014-2044	5.7%	$8,935	$9,151
Equipment Obligations(a)	2014-2023	7.3%	602	667
Capital Leases	2014-2026	8.1%	16	12
Convertible Debentures	2021	1.0%	2	2
Subtotal Long-term Debt (including current portion)			$9,555	$9,832
Less Debt Due within One Year			(533)	(780)
Long-term Debt (excluding current portion)			$9,022	$9,052

(a) These obligations are secured by an interest in certain railroad equipment.

For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

Debt Issuance

During 2013, CSX issued $500 million of 3.7% notes due 2023. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds were used for general corporate purposes, which may include repayment of indebtedness (including CSX’s 5.30% notes that mature on February 15, 2014) outstanding from time to time, repurchases of CSX’s common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units.

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of
Fiscal Years Ending	December 2013
2014	$533
2015	629
2016	22
2017	631
2018	619
Thereafter	7,121
Total Long-term Debt Maturities (including current portion)	$9,555

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. At December 2013, CSX was in compliance with all covenant requirements under the facilities.

Receivables Securitization Facility

The Company's $250 million receivables securitization facility has a 364-day term and expires in December 2014. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. The Company anticipates either renewing the facility or replacing it with another liquidity-based solution. Under the terms of this facility, CSX Transportation transfers eligible third-party receivables to CSX Trade Receivables, LLC ("CSX Trade Receivables"), a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 10.  Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense. Income from real estate operations includes the results of the Company’s non-operating real estate sales, leasing, acquisition and management and development activities and may fluctuate as a function of timing of real estate sales. Miscellaneous income (expense) includes equity earnings or losses, investment gains and losses and other non-operating activities and may fluctuate due to timing.  Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2013	2012	2011
Interest Income	$8	$5	$5
Income from Real Estate Operations	23	81	25
Miscellaneous Expense	(20)	(13)	(8)
Total Other Income - Net	$11	$73	$22
Gross Revenue from Real Estate
Operations included above	$48	$106	$51

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes

Earnings before income taxes of $2.9 billion, $3.0 billion and $2.9 billion for fiscal years 2013, 2012 and 2011, respectively, represent earnings from domestic operations.

The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2013	2012 (a)	2011 (a)
Current:
Federal	$671	$450	$370
State	87	66	107
Subtotal Current	758	516	477

Deferred:
Federal	285	530	614
State	15	62	(5)
Subtotal Deferred	300	592	609
Total	$1,058	$1,108	$1,086
(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  The Company recorded a tax benefit of $42 million, $20 million and $14 million in 2013, 2012 and 2011, respectively, primarily as a result of federal and state legislative changes as well as the resolution of other federal and state tax matters. Each year's benefit is included in the state income tax and other lines in the table below.

	Fiscal Years
(Dollars In Millions)	2013		2012 (a)		2011 (a)

Federal Income Taxes	$1,023	35.0%	$1,040	35.0%	$1,029	34.9%
State Income Taxes	65	2.2%	81	2.8%	65	2.2%
Other	(30)	(1.0)%	(13)	(0.4)%	(8)	(0.3)%
Income Tax Expense/Rate	$1,058	36.2%	$1,108	37.4%	$1,086	36.8%
(a) See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

In September 2013, the Internal Revenue Service issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations are effective beginning in 2014. The Company does not expect these new regulations to have a material impact on the financial statements.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11. Income Taxes, continued

The significant components of deferred income tax assets and liabilities include:

	2013		2012
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$67	$—	$249	$—
Other Employee Benefit Plans	299	—	292	—
Accelerated Depreciation	—	8,868	—	8,544
Other	257	262	278	252
Total	$623	$9,130	$819	$8,796
Net Deferred Income Tax Liabilities		$8,507		$7,977

 The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense; and

•	Accumulated other comprehensive loss.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Income tax incurred on the operations of CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  CSX participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2013.  Federal examinations of original federal income tax returns for all years through 2011 are resolved.

As of December 2013, 2012 and 2011, the Company had approximately $23 million, $24 million and $22 million, respectively, of total net unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $15 million, $17 million and $15 million in 2013, 2012 and 2011, respectively, could favorably affect the effective income tax rate in each year.  The Company estimates that approximately $3 million of the unrecognized tax benefits as of December 2013 for various state and federal income tax matters will be resolved over the next 12 months upon the expiration of statutes of limitations.  The final outcome of these uncertain tax positions, however, is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2013 is reconciled as follows:

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2013	2012	2011
Balance at beginning of the year	$24	$22	$20
Additions based on tax positions related to current year	2	6	1
Additions based on tax positions related to prior years	5	3	10
Reductions based on tax positions related to prior years	(6)	(1)	(3)
Settlements with taxing authorities	—	—	(5)
Lapse of statute of limitations	(2)	(6)	(1)
Balance at end of the year	$23	$24	$22

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11. Income Taxes, continued

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are benefits of $1 million and $8 million in 2013 and 2012, respectively, and expense of $1 million in 2011 for changes to reserves for interest and penalties for all prior year tax positions.  The current year benefit for interest and penalties is due to favorable tax settlements of prior period tax audits where the Company had previously accrued a liability for interest and penalties.  The Company had $2 million, $3 million and $11 million accrued for interest and penalties at 2013, 2012 and 2011, respectively, for all prior year tax positions.

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2014	$25
2015	25
2016	25
2017	25
2018	25
Thereafter	144
Total	$269

Also, included in materials, supplies and other are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.  The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $362 million as of December 2013.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Party Transactions, continued

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

	Fiscal Years
(Dollars in Millions)	2013	2012	2011
Rents, Fees and Services	$115	$139	$111
Purchase Price Amortization and Other	4	4	4
Equity in Income of Conrail	(35)	(26)	(24)
Total Conrail Rents, Fees and Services	$84	$117	$91

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets.

	December	December
(Dollars in Millions)	2013	2012
Balance Sheet Information:
CSX Payable to Conrail (a)	$172	$175
Promissory Notes Payable to Conrail Subsidiary (b)
4.40% CSX Promissory Note due October 2035	73	73
4.52% CSXT Promissory Note due March 2035	23	23

(a) CSX Payable to Conrail is included on the consolidated balance sheet of CSX as accounts payable because it is short term in nature.
(b) Promissory notes payable to Conrail are included on the consolidated balance sheet of CSX as long-term debt.

Interest expense from the promissory notes payable to a Conrail subsidiary was $4 million for 2013, 2012 and 2011, respectively.

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of investments was $668 million and $742 million as of December 27, 2013 and December 28, 2012, respectively.

	Fiscal Years
	2013				2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$472	$—	$472	$—	$555	$—	$555
Corporate Bonds	—	132	—	132	—	142	—	142
Government Securities	—	49	—	49	—	31	—	31
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$653	$15	$668	$—	$728	$15	$743

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in Millions)	December 2013	December 2012
Less than 1 year	$487	$587
1 - 2 years	58	61
2 - 5 years	105	76
Greater than 5 years	18	19
Total investments at fair value	$668	$743

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

(Dollars in Millions)	December 2013	December 2012
Long-term Debt (Including Current Maturities):
Fair Value	$10,354	$11,562
Carrying Value	9,555	9,832

Pension Plan Assets

Pension plan assets are reported at fair value on the consolidated balance sheet. The Investment Committee targets an allocation of pension assets to be generally 60% equity and 40% fixed income.  There are several valuation methodologies used for those assets as described below.

•
Common stock (Level 1): Valued at the closing price reported on the active market on which the individual securities are traded on the last day of the year and classified in level 1 of the fair value hierarchy.

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

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2013 and 2012:

	Fiscal Years
	2013				2012
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock:
Information technology	$173	$—	$—	$173	$169	$—	$—	$169
Consumer discretionary	152	—	—	152	125	—	—	125
Health care	126	—	—	126	96	—	—	96
Financials	116	—	—	116	83	—	—	83
Industrials	108	—	—	108	78	—	—	78
Energy	59	—	—	59	58	—	—	58
Consumer staples	43	—	—	43	55	—	—	55
Materials	29	—	—	29	25	—	—	25
Other	31	—	—	31	33	—	—	33
Mutual funds	17	—	—	17	17	—	—	17
Corporate bonds	—	568	—	568	—	606	—	606
Common trust funds	—	553	—	553	—	426	—	426
Partnerships	—	314	—	314	—	296	—	296
Government securities	—	186	—	186	—	178	—	178
Asset-backed securities	—	24	—	24	—	28	—	28
Cash equivalents	—	—	—	—	—	20	—	20
Derivatives and other	—	1	—	1	—	1	—	1
Total investments at fair value	$854	$1,646	$—	$2,500	$739	$1,555	$—	$2,294

For additional information related to pension assets, see Note 8, Employee Benefit Plans.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 14. Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $2.3 billion, $1.8 billion and $1.8 billion for 2013, 2012 and 2011, respectively. See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

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

	Pension and Other Post-Employment Benefits	Other (a)	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2010, Net of Tax	$(711)	$(60)	$(771)
Other Comprehensive Loss
Loss Before Reclassifications	(216)	(13)	(229)
Amounts Reclassified to Net Earnings(b)	75	(1)	74
Tax (Expense) Benefit	53	(2)	51
Total Other Comprehensive Loss	(88)	(16)	(104)
Balance December 30, 2011, Net of Tax	(799)	(76)	(875)
Other Comprehensive Loss
Loss Before Reclassifications	(172)	(9)	(181)
Amounts Reclassified to Net Earnings(b)	88	(1)	87
Tax Benefit	32	1	33
Total Other Comprehensive Loss	(52)	(9)	(61)
Balance December 28, 2012, Net of Tax	(851)	(85)	(936)
Other Comprehensive Loss
Income Before Reclassifications	510	24	534
Amounts Reclassified to Net Earnings(b)	111	(2)	109
Tax (Expense) Benefit	(232)	2	(230)
Total Other Comprehensive Income	389	24	413
Balance December 27, 2013, Net of Tax	$(462)	$(61)	$(523)

(a) Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified to net earnings are included in other income - net on the consolidated income statements.

(b) Amounts reclassified to net earnings primarily relate to the amortization of actuarial losses and are included in labor and fringe on the consolidated income statements. See Note 8. Employee Benefit Plans for further information.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data, which has been revised for all four quarters of 2011 and 2012 as well as the first three quarters of 2013. See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

Fiscal Year Ended December 2013	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,963	$3,046	$2,985	$3,032	$12,026
Operating Income	880	940	840	813	3,473
Net Earnings	462	521	455	426	1,864

Earnings Per Share, Basic	$0.45	$0.51	$0.45	$0.42	$1.83
Earnings Per Share, Assuming Dilution	0.45	0.51	0.45	0.42	1.83

Fiscal Year Ended December 2012
Revenue	$3,018	$2,986	$2,864	$2,895	$11,763
Operating Income	908	917	824	815	3,464
Net Earnings	481	496	437	449	1,863

Earnings Per Share, Basic	$0.46	$0.48	$0.42	$0.44	$1.80
Earnings Per Share, Assuming Dilution	0.46	0.48	0.42	0.44	1.79

Fiscal Year Ended December 2011
Revenue	$2,827	$3,013	$2,962	$2,993	$11,795
Operating Income	790	920	877	883	3,470
Net Earnings	406	502	463	483	1,854

Earnings Per Share, Basic	$0.37	$0.46	$0.43	$0.46	$1.71
Earnings Per Share, Assuming Dilution	0.36	0.45	0.43	0.46	1.70

NOTE 16.  Summarized Consolidating Financial Data

In 2007, CSXT, a wholly-own subsidiary of CSX Corporation, sold secured equipment notes maturing in 2023, and in 2008, CSXT sold additional secured equipment notes maturing in 2014 in registered public offerings.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries.

Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is shown in the tables below. Prior period financial information of CSXT has been revised. See the revision of prior period financial statements in Note 1. Nature of Operations and Significant Accounting Policies.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$11,950	$76	$12,026
Expense	(371)	9,091	(167)	8,553
Operating Income	371	2,859	243	3,473
Equity in Earnings of Subsidiaries	1,964	(1)	(1,963)	—
Interest Expense	(516)	(62)	16	(562)
Other Income - Net	(7)	(2)	20	11
Earnings Before Income Taxes	1,812	2,794	(1,684)	2,922
Income Tax Benefit (Expense)	52	(1,028)	(82)	(1,058)
Net Earnings	$1,864	$1,766	$(1,766)	$1,864

Total Comprehensive Earnings	$2,277	$1,825	$(1,825)	$2,277

Fiscal Year Ended December 2012
Revenue	$—	$11,696	$67	$11,763
Expense	(355)	8,779	(125)	8,299
Operating Income	355	2,917	192	3,464
Equity in Earnings of Subsidiaries	1,992	(2)	(1,990)	—
Interest Expense	(513)	(70)	17	(566)
Other Income - Net	(3)	61	15	73
Earnings Before Income Taxes	1,831	2,906	(1,766)	2,971
Income Tax Benefit (Expense)	32	(1,065)	(75)	(1,108)
Net Earnings	$1,863	$1,841	$(1,841)	$1,863

Total Comprehensive Earnings	$1,802	$1,818	$(1,818)	$1,802

Fiscal Year Ended December 2011
Revenue	$—	$11,728	$67	$11,795
Expense	(278)	8,679	(76)	8,325
Operating Income	278	3,049	143	3,470
Equity in Earnings of Subsidiaries	1,979	3	(1,982)	—
Interest Expense	(496)	(83)	27	(552)
Other Income - Net	2	19	1	22
Earnings Before Income Taxes	1,763	2,988	(1,811)	2,940
Income Tax Benefit (Expense)	91	(1,101)	(76)	(1,086)
Net Earnings	$1,854	$1,887	$(1,887)	$1,854

Total Comprehensive Earnings	$1,750	$1,873	$(1,873)	$1,750

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 27, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$439	$91	$62	$592
Short-term Investments	472	—	15	487
Accounts Receivable - Net	3	240	809	1,052
Receivable from Affiliates	1,141	2,635	(3,776)	—
Materials and Supplies	—	252	—	252
Deferred Income Taxes	(5)	161	(1)	155
Other Current Assets	1	57	6	64
Total Current Assets	2,051	3,436	(2,885)	2,602
Properties	1	34,987	2,196	37,184
Accumulated Depreciation	(1)	(8,778)	(1,114)	(9,893)
Properties - Net	—	26,209	1,082	27,291
Investments in Conrail	—	—	752	752
Affiliates and Other Companies	(39)	612	(27)	546
Investment in Consolidated Subsidiaries	20,226	—	(20,226)	—
Other Long-term Assets	217	388	(14)	591
Total Assets	$22,455	$30,645	$(21,318)	$31,782
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$110	$809	$38	$957
Labor and Fringe Benefits Payable	38	491	58	587
Payable to Affiliates	3,298	535	(3,833)	—
Casualty, Environmental and Other Reserves	—	136	15	151
Current Maturities of Long-term Debt	200	333	—	533
Income and Other Taxes Payable	(397)	479	9	91
Other Current Liabilities	—	103	2	105
Total Current Liabilities	3,249	2,886	(3,711)	2,424
Casualty, Environmental and Other Reserves	—	231	69	300
Long-term Debt	8,308	714	—	9,022
Deferred Income Taxes	(64)	8,548	178	8,662
Other Long-term Liabilities	479	512	(121)	870
Total Liabilities	11,972	12,891	(3,585)	21,278
Shareholders' Equity:
Common Stock, $1 Par Value	1,009	181	(181)	1,009
Other Capital	61	5,077	(5,077)	61
Retained Earnings	9,936	12,514	(12,514)	9,936
Accumulated Other Comprehensive Loss	(523)	(43)	43	(523)
Noncontrolling Minority Interest	—	25	(4)	21
Total Shareholders' Equity	10,483	17,754	(17,733)	10,504
Total Liabilities and Shareholders' Equity	$22,455	$30,645	$(21,318)	$31,782

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 28, 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$481	$235	$68	$784
Short-term Investments	555	—	32	587
Accounts Receivable - Net	3	579	532	1,114
Receivable from Affiliates	993	1,798	(2,791)	—
Materials and Supplies	—	274	—	274
Deferred Income Taxes	52	62	5	119
Other Current Assets	11	64	—	75
Total Current Assets	2,095	3,012	(2,154)	2,953
Properties	8	33,333	1,938	35,279
Accumulated Depreciation	(8)	(8,225)	(996)	(9,229)
Properties - Net	—	25,108	942	26,050
Investments in Conrail	—	—	695	695
Affiliates and Other Companies	(39)	593	(43)	511
Investment in Consolidated Subsidiaries	18,917	—	(18,917)	—
Other Long-term Assets	186	368	(40)	514
Total Assets	$21,159	$29,081	$(19,517)	$30,723
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$133	$780	$35	$948
Labor and Fringe Benefits Payable	35	391	42	468
Payable to Affiliates	2,679	411	(3,090)	—
Casualty, Environmental and Other Reserves	—	124	16	140
Current Maturities of Long-term Debt	700	80	—	780
Income and Other Taxes Payable	(262)	418	13	169
Other Current Liabilities	(1)	139	2	140
Total Current Liabilities	3,284	2,343	(2,982)	2,645
Casualty, Environmental and Other Reserves	—	256	81	337
Long-term Debt	8,005	1,047	—	9,052
Deferred Income Taxes	(153)	8,131	118	8,096
Other Long-term Liabilities	901	656	(100)	1,457
Total Liabilities	12,037	12,433	(2,883)	21,587
Shareholders' Equity
Common Stock, $1 Par Value	1,020	181	(181)	1,020
Other Capital	28	5,672	(5,672)	28
Retained Earnings	9,010	10,874	(10,874)	9,010
Accumulated Other Comprehensive Loss	(936)	(102)	102	(936)
Noncontrolling Minority Interest	—	23	(9)	14
Total Shareholders' Equity	9,122	16,648	(16,634)	9,136
Total Liabilities and Shareholders' Equity	$21,159	$29,081	$(19,517)	$30,723

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,004	$3,005	$(742)	$3,267

Investing Activities
Property Additions	—	(2,053)	(260)	(2,313)
Purchases of Short-term Investments	(1,251)	—	(5)	(1,256)
Proceeds from Sales of Short-term Investments	1,335	—	66	1,401
Proceeds from Property Dispositions	—	53	—	53
Other Investing Activities	(134)	(315)	337	(112)
Net Cash Provided by (Used in) Investing Activities	(50)	(2,315)	138	(2,227)

Financing Activities
Long-term Debt Issued	500	—	—	500
Long-term Debt Repaid	(700)	(80)	—	(780)
Dividends Paid	(600)	(730)	730	(600)
Stock Options Exercised	9	—	—	9
Shares Repurchased	(353)	—	—	(353)
Other Financing Activities	148	(24)	(132)	(8)
Net Cash Provided by (Used in) Financing Activities	(996)	(834)	598	(1,232)
Net Decrease in Cash and Cash Equivalents	(42)	(144)	(6)	(192)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$439	$91	$62	$592

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2012	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$579	$2,716	$(349)	$2,946

Investing Activities
Property Additions	—	(2,104)	(237)	(2,341)
Purchases of Short-term Investments	(605)	—	(28)	(633)
Proceeds from Sales of Short-term Investments	525	—	56	581
Proceeds from Property Dispositions	—	186	—	186
Other Investing Activities	(10)	102	(162)	(70)
Net Cash Provided by (Used in) Investing Activities	(90)	(1,816)	(371)	(2,277)

Financing Activities
Long-term Debt Issued	1,100	—	—	1,100
Long-term Debt Repaid	(400)	(106)	(2)	(508)
Dividends Paid	(558)	(715)	715	(558)
Stock Options Exercised	14	—	—	14
Shares Repurchased	(734)	—	—	(734)
Other Financing Activities	21	2	(5)	18
Net Cash Provided by (Used in) Financing Activities	(557)	(819)	708	(668)
Net (Decrease) Increase in Cash and Cash Equivalents	(68)	81	(12)	1
Cash and Cash Equivalents at Beginning of Period	549	154	80	783
Cash and Cash Equivalents at End of Period	$481	$235	$68	$784

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2011	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,231	$2,746	$(486)	$3,491

Investing Activities
Property Additions	—	(2,034)	(263)	(2,297)
Purchases of Short-term Investments	(475)	—	(17)	(492)
Proceeds from Sales of Short-term Investments	—	—	74	74
Proceeds from Property Dispositions	—	239	1	240
Other Investing Activities	(20)	(133)	41	(112)
Net Cash Provided by (Used in) Investing Activities	(495)	(1,928)	(164)	(2,587)

Financing Activities
Long-term Debt Issued	1,200	—	—	1,200
Long-term Debt Repaid	(507)	(95)	(3)	(605)
Dividends Paid	(480)	(680)	680	(480)
Stock Options Exercised	29	—	—	29
Shares Repurchased	(1,564)	—	—	(1,564)
Other Financing Activities	35	(7)	(21)	7
Net Cash Provided by (Used in) Financing Activities	(1,287)	(782)	656	(1,413)
Net (Decrease) Increase in Cash and Cash Equivalents	(551)	36	6	(509)
Cash and Cash Equivalents at Beginning of Period	1,100	118	74	1,292
Cash and Cash Equivalents at End of Period	$549	$154	$80	$783

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 27, 2013, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 27, 2013, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports. During the fourth quarter of 2013, the Company enhanced controls and procedures over revenue recognition. There were no other changes in the Company's internal controls over financial reporting during the fourth quarter of 2013 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 27, 2013 based on the 1992 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 27, 2013.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 27, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s (CSX) internal control over financial reporting as of December 27, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). CSX's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX maintained, in all material respects, effective internal control over financial reporting as of December 27, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements of CSX and our report dated February 12, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 12, 2014

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information

None
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 28, 2014 with respect to its 2014 annual meeting of shareholders, except for the information regarding the executive officers of the Company.   Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX CORPORATION
PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	51.

(2) Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements, Casualty, Environmental and Other Reserves.  All other financial statement schedules are not applicable.

CSX CORPORATION
PART IV

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

CSX CORPORATION
PART IV

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

10.27**	Restricted Stock Award Agreement with Oscar Munoz (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on February 10, 2012)

10.28* **	Restricted Stock Award Agreement with Michael J. Ward

10.29* **	Restricted Stock Award Agreement with Fredrik J. Eliasson

10.30* **	Restricted Stock Award Agreement with Clarence W. Gooden

10.31	Revolving Credit Agreement, dated September 30, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on October 4, 2011)

10.32**	Long-term Incentive Plan effective May 3, 2011 (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 5, 2011)

10.33**	Long-term Incentive Plan, dated May 8, 2012 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2012)
10.34**	Long-term Incentive Plan, dated May 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 13, 2013)

10.35**	CSX Stock and Incentive Award Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 7, 2010)

21*	Subsidiaries of the Registrant

CSX CORPORATION
PART IV

23*	Consent of Independent Registered Public Accounting Firm

24*	Powers of Attorney

31*	Rule 13a-14(a) Certifications

32*	Section 1350 Certifications

99*	Annual CEO Certification pursuant to NYSE Rule 303A.12(a)

101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 27, 2013 filed with the SEC on February 12, 2014, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 27, 2013, December 28, 2012 and December 30, 2011, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 27, 2013, December 28, 2012 and December 30, 2011, (iii) Consolidated Balance Sheets at December 27, 2013 and December 28, 2012, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 27, 2013, December 28, 2012 and December 30, 2011, and (v) the Notes to Consolidated Financial Statements.

* Filed herewith

** Management Contract or Compensatory Plan or Arrangement

Note: Items not filed herewith have been submitted in previous SEC filings.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 12, 2014.

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