Form 10-Q
period 2014-03-28
CSX CORP
filed 2014-04-16
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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
Yes ( ) No (X)
There were 1,004,362,589 shares of common stock outstanding on March 28, 2014 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2014

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2014	2013

Revenue	$3,012	$2,963
Expense
Labor and Fringe	814	767
Materials, Supplies and Other	629	507
Fuel	446	444
Depreciation	283	270
Equipment and Other Rents	101	95
Total Expense	2,273	2,083

Operating Income	739	880

Interest Expense	(140)	(147)
Other Income - Net	7	(3)
Earnings Before Income Taxes	606	730

Income Tax Expense	(208)	(268)
Net Earnings	$398	$462

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.40	$0.45
Net Earnings Per Share, Assuming Dilution	$0.40	$0.45

Average Shares Outstanding (In millions)	1,008	1,022
Average Shares Outstanding, Assuming Dilution (In millions)	1,008	1,023

Cash Dividends Paid Per Common Share	$0.15	$0.14

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2014	2013
Total Comprehensive Earnings (Note 10)	$414	$479

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 28, 2014	December 27, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$475	$592
Short-term Investments	248	487
Accounts Receivable - Net (Note 1)	1,073	1,052
Materials and Supplies	259	252
Deferred Income Taxes	143	155
Other Current Assets	91	64
Total Current Assets	2,289	2,602

Properties	37,604	37,184
Accumulated Depreciation	(10,110)	(9,893)
Properties - Net	27,494	27,291

Investment in Conrail	756	752
Affiliates and Other Companies	558	546
Other Long-term Assets	583	591
Total Assets	$31,680	$31,782

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$975	$957
Labor and Fringe Benefits Payable	404	587
Casualty, Environmental and Other Reserves (Note 4)	149	151
Current Maturities of Long-term Debt (Note 7)	325	533
Income and Other Taxes Payable	246	91
Other Current Liabilities	113	105
Total Current Liabilities	2,212	2,424

Casualty, Environmental and Other Reserves (Note 4)	285	300
Long-term Debt (Note 7)	9,021	9,022
Deferred Income Taxes	8,658	8,662
Other Long-term Liabilities	859	870
Total Liabilities	21,035	21,278

Shareholders' Equity:
Common Stock $1 Par Value	1,004	1,009
Other Capital	65	61
Retained Earnings	10,062	9,936
Accumulated Other Comprehensive Loss (Note 10)	(507)	(523)
Noncontrolling Interest	21	21
Total Shareholders' Equity	10,645	10,504
Total Liabilities and Shareholders' Equity	$31,680	$31,782

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2014	2013

OPERATING ACTIVITIES
Net Earnings	$398	$462
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	283	270
Deferred Income Taxes	(1)	82
Gain on Property Dispositions	(1)	(30)
Other Operating Activities	(9)	(57)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(46)	(47)
Other Current Assets	(41)	(38)
Accounts Payable	30	48
Income and Other Taxes Payable	159	129
Other Current Liabilities	(173)	(88)
Net Cash Provided by Operating Activities	599	731

INVESTING ACTIVITIES
Property Additions	(475)	(491)
Purchase of Short-term Investments	(165)	(290)
Proceeds from Sales of Short-term Investments	409	534
Other Investing Activities	4	(18)
Net Cash Used in Investing Activities	(227)	(265)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	(209)	(413)
Dividends Paid	(151)	(143)
Stock Options Exercised (Note 3)	—	6
Shares Repurchased	(127)	—
Other Financing Activities	(2)	5
Net Cash Used in Financing Activities	(489)	(545)

Net Decrease in Cash and Cash Equivalents	(117)	(79)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	592	784
Cash and Cash Equivalents at End of Period	$475	$705

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the three months ended March 28, 2014 and March 29, 2013;

•	Consolidated comprehensive income statements for the three months ended March 28, 2014 and March 29, 2013;

•	Consolidated balance sheets at March 28, 2014 and December 27, 2013; and

•	Consolidated cash flow statements for the three months ended March 28, 2014 and March 29, 2013.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarters of 2014 and 2013 consisted of 13 weeks ending on March 28, 2014 and March 29, 2013, respectively.

•	Fiscal year 2014 and 2013 will each consist of 52 weeks ending on December 26, 2014 and December 27, 2013, respectively.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 28, 2014 and March 29, 2013, and references to "year-end" indicate the fiscal year ended December 27, 2013.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $35 million and $33 million is included in the consolidated balance sheets as of the end of first quarter 2014 and December 2013, respectively.

Other Items
Revision of Prior Period Financial Statements
During 2013, CSX completed a review of certain accounts receivable balances which resulted in an adjustment to previously reported revenue. This review identified immaterial differences between estimated and actual revenue earned on a small percentage of transactions as well as a small percentage of revenue over at least a decade. For information related to this prior period revision, see CSX's 2013 annual report on Form 10-K.

Dividend Increase
In April 2014, the Company announced a 7 percent increase in the quarterly dividend to $0.16 per common share, payable on June 13, 2014 to shareholders of record at the close of business on May 28, 2014.

Share Repurchases
In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During first quarter 2014, CSX repurchased $127 million, or 5 million shares, of common stock under this program. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2014	2013
Numerator (Dollars in millions):
Net Earnings	$398	$462

Denominator (Units in millions):
Average Common Shares Outstanding	1,008	1,022
Other Potentially Dilutive Common Shares	—	1
Average Common Shares Outstanding, Assuming Dilution	1,008	1,023

Net Earnings Per Share, Basic	$0.40	$0.45
Net Earnings Per Share, Assuming Dilution	$0.40	$0.45

Basic earnings per share is based on the weighted-average number of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

•	convertible debt;

•	in prior periods, employee stock options (all stock options expired in May 2013); and

•	other equity awards, which include long-term incentive awards.

The Earnings Per Share Topic in the ASC requires CSX to include additional shares in the computation of earnings per share, assuming dilution. The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into CSX common stock.

NOTE 3.	Share-Based Compensation

Under CSX's share-based compensation plans, awards primarily consist of performance grants, restricted stock awards, restricted stock units and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to the Company's non-management directors upon recommendation of the Governance Committee. Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	First Quarters
(Dollars in millions)	2014	2013

Share-Based Compensation (Expense) / Benefit (a)	$(5)	$3
Income Tax Benefit / (Expense)	2	(1)
(a) Share-based compensation was a benefit in first quarter 2013 driven by a reduction in the expected payouts on long-term incentive compensation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as follows:

	March 28, 2014			December 27, 2013
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$60	$139	$199	$59	$148	$207
Occupational	3	20	23	3	20	23
Asbestos	10	40	50	10	40	50
Total Casualty	73	199	272	72	208	280
Environmental	59	38	97	59	41	100
Other	17	48	65	20	51	71
Total	$149	$285	$434	$151	$300	$451

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

Casualty
Casualty reserves of $272 million as of the end of first quarter 2014 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Environmental
Environmental reserves were $97 million as of the end of first quarter 2014. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 256 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, or CERCLA, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $65 million as of the end of first quarter 2014 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.

NOTE 5.    Commitments and Contingencies

Insurance
The Company maintains numerous insurance programs with substantial limits for property damage (which includes business interruption) and third-party liability.  A certain amount of risk is retained by the Company on each of the property and liability programs.  The Company has a $25 million retention per occurrence for the non-catastrophic property program (such as a derailment) and a $50 million retention per occurrence for the liability and catastrophic property programs (such as hurricanes and floods). While the Company believes its current insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $14 million in aggregate at March 28, 2014. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. On October 15, 2013, the District Court held a case management conference to determine the scope and schedule of the remand proceedings.  The District Court has ordered briefing on class certification to be completed by the end of May 2014, and in the interim, has deferred proceedings on the merits of the case.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Environmental
CSXT has certain indemnification requirements with respect to Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate formerly owned by Pharmacia that is now owned by CSXT in Kearny, New Jersey (the “Property”).  The indemnification and defense duties arise with respect to several matters.  The State of New Jersey filed suit in 2005 against Occidental Chemical Corporation, Tierra Solutions Inc., Maxus Energy Corporation and five other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of the Newark Bay Complex, which includes a 17-mile stretch of the Passaic River near the Property. In 2009, Pharmacia, along with hundreds of other companies, was served with a third-party complaint by Tierra Solutions Inc. and Maxus Energy Corporation seeking contribution towards the costs and damages claimed by the state of New Jersey or incurred by Tierra and Maxus related to the Newark Bay Complex.  CSXT has been participating in the defense of this matter with and on behalf of Pharmacia.  In 2013, Pharmacia, along with most of the other third-party defendants, entered into a settlement agreement with the state of New Jersey for an amount that is not material to CSXT.  The settlement, approved by the Superior Court of New Jersey in December 2013, resolves certain claims or potential claims by the state of New Jersey for costs and damages arising from discharges to the Newark Bay Complex.  CSXT, on behalf of Pharmacia, is also conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 70 other parties pursuant to an Administrative Order on Consent with the U.S. Environmental Protection Agency ("EPA"). The Company does not believe any remediation costs potentially allocable to CSXT would be material to the Company's financial condition, results of operations or liquidity. On April 11, 2014, the EPA announced its proposed plan to remediate the lower eight miles of the Lower Passaic River.  The proposed plan, based on a Focused Feasibility Study, informs the public of EPA’s preferred remedial alternative and solicits public comment.  After review of comments, EPA is expected to issue its final cleanup plan early next year.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	First Quarters
	2014	2013
Service Cost	$11	$12
Interest Cost	31	27
Expected Return on Plan Assets	(41)	(40)
Amortization of Net Loss	14	25
Total Expense	$15	$24

	Other Post-retirement Benefits
(Dollars in millions)	First Quarters
	2014	2013
Service Cost	$1	$1
Interest Cost	3	3
Amortization of Net Loss	1	3
Total Expense	$5	$7

Qualified pension plan obligations are funded in accordance with prescribed regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  At this time, the Company anticipates that no further contributions to its qualified pension plans will be required in 2014.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2014 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2013	$533	$9,022	$9,555
2014 activity:
Long-term debt repaid	(209)	—	(209)
Discount, premium and other activity	1	(1)	—
Long-term debt as of first quarter 2014	$325	$9,021	$9,346

Credit Facility
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of first quarter 2014, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Income Taxes

During the first quarter of 2014, the state of Indiana enacted legislation reducing the future corporate income tax rate. A net $21 million income tax benefit was recognized primarily as a result of this legislation and the related revaluation of deferred tax liabilities. There have been no material changes to the balance of unrecognized tax benefits during first quarters 2014 and 2013.

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $422 million and $668 million as of March 28, 2014 and December 27, 2013, respectively.

	March 28, 2014				December 27, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$230	$—	$230	$—	$472	$—	$472
Corporate Bonds	—	129	—	129	—	132	—	132
Government Securities	—	49	—	49	—	49	—	49
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$408	$15	$423	$—	$653	$15	$668

These investments have the following maturities:

(Dollars in millions)	March 28, 2014	December 27, 2013
Less than 1 year	$248	$487
1 - 2 years	70	58
2 - 5 years	87	105
Greater than 5 years	18	18
Total	$423	$668

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 28, 2014	December 27, 2013
Long-term Debt (Including Current Maturities):
Fair Value	$10,411	$10,354
Carrying Value	$9,346	$9,555

NOTE 10.     Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $414 million and $479 million for first quarters 2014 and 2013, respectively.

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

	Pension and Other Post-Employment Benefits	Other (b)	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 27, 2013, Net of Tax	$(462)	$(61)	$(523)
Other Comprehensive Income
Amounts Reclassified to Net Earnings (a)	15	8	23
Tax Expense	(6)	(1)	(7)
Total Other Comprehensive Income	9	7	16
Balance March 28, 2014, Net of Tax	$(453)	$(54)	$(507)

(a) Amounts reclassified to net earnings primarily relate to the amortization of actuarial losses and are included in labor and fringe on the consolidated income statements. See Note 6. Employee Benefit Plans for further information.

(b) Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified to net earnings are included in materials, supplies and other on the consolidated income statements.

NOTE 11.    Summarized Consolidating Financial Data

In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, sold secured equipment notes maturing in 2023, and in 2008, CSXT sold additional secured equipment notes maturing in 2014 in registered public offerings.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries. Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is shown in the tables below.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,992	$20	$3,012
Expense	(103)	2,393	(17)	2,273
Operating Income	103	599	37	739

Equity in Earnings of Subsidiaries	416	—	(416)	—
Interest (Expense) / Benefit	(130)	(14)	4	(140)
Other Income / (Expense) - Net	(2)	6	3	7

Earnings Before Income Taxes	387	591	(372)	606
Income Tax Benefit / (Expense)	11	(204)	(15)	(208)
Net Earnings	$398	$387	$(387)	$398

Total Comprehensive Earnings	$414	$393	$(393)	$414

First Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,946	$17	$2,963
Expense	(93)	2,217	(41)	2,083
Operating Income	93	729	58	880

Equity in Earnings of Subsidiaries	489	(1)	(488)	—
Interest (Expense) / Benefit	(134)	(17)	4	(147)
Other Income / (Expense) - Net	(1)	2	(4)	(3)

Earnings Before Income Taxes	447	713	(430)	730
Income Tax (Expense) / Benefit	15	(264)	(19)	(268)
Net Earnings	$462	$449	$(449)	$462

Total Comprehensive Earnings	$479	$449	$(449)	$479

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of March 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$321	$91	$63	$475
Short-term Investments	230	—	18	248
Accounts Receivable - Net	3	191	879	1,073
Receivable from Affiliates	1,301	2,323	(3,624)	—
Materials and Supplies	—	259	—	259
Deferred Income Taxes	(11)	155	(1)	143
Other Current Assets	(1)	86	6	91
Total Current Assets	1,843	3,105	(2,659)	2,289

Properties	1	35,377	2,226	37,604
Accumulated Depreciation	(1)	(8,965)	(1,144)	(10,110)
Properties - Net	—	26,412	1,082	27,494

Investments in Conrail	—	—	756	756
Affiliates and Other Companies	(39)	624	(27)	558
Investments in Consolidated Subsidiaries	20,506	—	(20,506)	—
Other Long-term Assets	214	388	(19)	583
Total Assets	$22,524	$30,529	$(21,373)	$31,680

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$190	$758	$27	$975
Labor and Fringe Benefits Payable	33	340	31	404
Payable to Affiliates	3,063	539	(3,602)	—
Casualty, Environmental and Other Reserves	—	133	16	149
Current Maturities of Long-term Debt	—	325	—	325
Income and Other Taxes Payable	(102)	342	6	246
Other Current Liabilities	—	109	4	113
Total Current Liabilities	3,184	2,546	(3,518)	2,212

Casualty, Environmental and Other Reserves	—	218	67	285
Long-term Debt	8,308	713	—	9,021
Deferred Income Taxes	(70)	8,541	187	8,658
Other Long-term Liabilities	478	506	(125)	859
Total Liabilities	$11,900	$12,524	$(3,389)	$21,035

Shareholders' Equity
Common Stock, $1 Par Value	$1,004	$181	$(181)	$1,004
Other Capital	65	5,077	(5,077)	65
Retained Earnings	10,062	12,759	(12,759)	10,062
Accumulated Other Comprehensive Loss	(507)	(37)	37	(507)
Noncontrolling Interest	—	25	(4)	21
Total Shareholders' Equity	$10,624	$18,005	$(17,984)	$10,645
Total Liabilities and Shareholders' Equity	$22,524	$30,529	$(21,373)	$31,680

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
As of December 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$439	$91	$62	$592
Short-term Investments	472	—	15	487
Accounts Receivable - Net	3	240	809	1,052
Receivable from Affiliates	1,141	2,635	(3,776)	—
Materials and Supplies	—	252	—	252
Deferred Income Taxes	(5)	161	(1)	155
Other Current Assets	1	57	6	64
Total Current Assets	2,051	3,436	(2,885)	2,602

Properties	1	34,987	2,196	37,184
Accumulated Depreciation	(1)	(8,778)	(1,114)	(9,893)
Properties - Net	—	26,209	1,082	27,291

Investments in Conrail	—	—	752	752
Affiliates and Other Companies	(39)	612	(27)	546
Investment in Consolidated Subsidiaries	20,226	—	(20,226)	—
Other Long-term Assets	217	388	(14)	591
Total Assets	$22,455	$30,645	$(21,318)	$31,782

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$110	$809	$38	$957
Labor and Fringe Benefits Payable	38	491	58	587
Payable to Affiliates	3,298	535	(3,833)	—
Casualty, Environmental and Other Reserves	—	136	15	151
Current Maturities of Long-term Debt	200	333	—	533
Income and Other Taxes Payable	(397)	479	9	91
Other Current Liabilities	—	103	2	105
Total Current Liabilities	3,249	2,886	(3,711)	2,424

Casualty, Environmental and Other Reserves	—	231	69	300
Long-term Debt	8,308	714	—	9,022
Deferred Income Taxes	(64)	8,548	178	8,662
Other Long-term Liabilities	479	512	(121)	870
Total Liabilities	$11,972	$12,891	$(3,585)	$21,278

Shareholders' Equity
Common Stock, $1 Par Value	$1,009	$181	$(181)	$1,009
Other Capital	61	5,077	(5,077)	61
Retained Earnings	9,936	12,514	(12,514)	9,936
Accumulated Other Comprehensive Loss	(523)	(43)	43	(523)
Noncontrolling Minority Interest	—	25	(4)	21
Total Shareholders' Equity	$10,483	$17,754	$(17,733)	$10,504
Total Liabilities and Shareholders' Equity	$22,455	$30,645	$(21,318)	$31,782

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three months ended March 28, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$113	$669	$(183)	$599
Investing Activities
Property Additions	—	(443)	(32)	(475)
Purchases of Short-term Investments	(165)	—	—	(165)
Proceeds from Sales of Short-term Investments	407	—	2	409
Other Investing Activities	—	(67)	71	4
Net Cash Provided by (Used in) Investing Activities	242	(510)	41	(227)
Financing Activities
Long-term Debt Repaid	(200)	(9)	—	(209)
Dividends Paid	(151)	(143)	143	(151)
Shares Repurchased	(127)	—	—	(127)
Other Financing Activities	5	(7)	—	(2)
Net Cash Provided by (Used in) Financing Activities	(473)	(159)	143	(489)
Net Increase (Decrease) in Cash and Cash Equivalents	(118)	—	1	(117)
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$321	$91	$63	$475

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three months ended March 29, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$272	$689	$(230)	$731
Investing Activities
Property Additions	—	(458)	(33)	(491)
Purchases of Short-term Investments	(285)	—	(5)	(290)
Proceeds from Sales of Short-term Investments	510	—	24	534
Other Investing Activities	—	(63)	45	(18)
Net Cash Provided by (Used in) Investing Activities	225	(521)	31	(265)
Financing Activities
Long-term Debt Repaid	(400)	(13)	—	(413)
Dividends Paid	(143)	(182)	182	(143)
Stock Options Exercised	6	—	—	6
Other Financing Activities	4	—	1	5
Net Cash Provided by (Used in) Financing Activities	(533)	(195)	183	(545)
Net Increase (Decrease) in Cash and Cash Equivalents	(36)	(27)	(16)	(79)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$445	$208	$52	$705

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2014 HIGHLIGHTS

•	Revenue of $3.0 billion increased $49 million or 2%.

•	Expenses of $2.3 billion increased $190 million or 9%.

•	Operating income of $739 million decreased $141 million or 16%.

•	Operating ratio of 75.5% increased 520 basis points from 70.3%.

	First Quarters
	2014	2013	Change	% Change
Volume (in thousands)	1,620	1,578	42	3%

(in millions)
Revenue	$3,012	$2,963	$49	2%
Expense	2,273	2,083	(190)	(9)%
Operating Income	$739	$880	$(141)	(16)%

Operating Ratio	75.5%	70.3%	(520)	bps

Earnings Per Diluted Share	$0.40	$0.45	$(0.05)	(11)%

Total revenue increased 2% year over year driven by overall volume growth and pricing gains across most markets. Expenses increased 9% year over year primarily due to the severe winter weather impacts across the network. Also contributing to the increase in expenses were prior year real estate gains not repeated in the current quarter.

For additional information, refer to Results of Operations discussed on pages 25 through 27.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
First Quarters (a)
	Volume			Revenue			Revenue Per Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Agricultural
Agricultural Products	106	95	12%	$284	$241	18%	$2,679	$2,537	6%
Phosphates and Fertilizers	83	84	(1)	134	144	(7)	1,614	1,714	(6)
Food and Consumer	23	24	(4)	65	68	(4)	2,826	2,833	—
Industrial
Chemicals	146	130	12	516	468	10	3,534	3,600	(2)
Automotive	98	105	(7)	275	293	(6)	2,806	2,790	1
Metals	65	66	(2)	165	161	2	2,538	2,439	4
Housing and Construction
Forest Products	74	73	1	194	189	3	2,622	2,589	1
Minerals	54	57	(5)	95	96	(1)	1,759	1,684	4
Waste and Equipment	31	32	(3)	59	57	4	1,903	1,781	7
Total Merchandise	680	666	2	1,787	1,717	4	2,628	2,578	2

Coal	293	297	(1)	662	726	(9)	2,259	2,444	(8)

Intermodal	647	615	5	421	404	4	651	657	(1)

Other	—	—	—	142	116	22	—	—	—

Total	1,620	1,578	3%	$3,012	$2,963	2%	$1,859	$1,878	(1)%
(a) Previously reported 2013 other revenue, total revenue and total revenue per unit have been revised as disclosed in CSX's most recent annual report on Form 10-K.

First Quarter 2014
Revenue
Volume increased 3% year over year as growth in merchandise and intermodal more than offset lower coal volume. Total revenue increased by 2% year over year driven by this volume growth and pricing gains across most markets. Challenging operating conditions resulting from severe winter weather negatively impacted volume in most markets.

Merchandise
Agricultural Sector
Agricultural Products - Volume growth was driven by increased shipments of grain and ethanol. Grain shipments increased due to a strong corn and soybean crop when compared to the prior year crop, which was negatively impacted by a drought in the Midwest. Ethanol shipments increased due to lower corn prices which incented producers to increase both production and exports.

Phosphates and Fertilizers - Volume declined as winter weather impacted shipments of fertilizer into the Midwest. This decline was partially offset by an increase in phosphate rock shipments as capacity at a key customer location returned to normal levels.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Food and Consumer - Volume declined due to lower shipments of refrigerated products, rice and beans. The decline in refrigerated products was driven by the severe weather impacting the Chicago interchange. Rice shipments were lower as customers used lower priced corn as a substitute, while bean shipments declined due to a smaller harvest and higher prices for U.S. beans on the world market.

Industrial Sector
Chemicals - Volume growth was driven by an increase in energy-related shipments that included crude oil and liquefied petroleum gas (LPG). The rise in crude oil shipments to east coast refineries was due to increased supply of low cost crude from shale drilling activity.

Automotive - North American light vehicle production increased in the quarter, but rail shipments declined due to network disruptions caused by the severe winter weather.

Metals - Volume declined due to the severe weather and lower semi-finished steel products driven by a temporary shutdown of a customer’s facility. These declines were partially offset by growth in steel plate shipments that support energy-related markets.

Housing and Construction Sector
Forest Products - Volume growth was led by an increase in building products and pulp board shipments used to produce packaging materials. Building products increased due to the continued recovery of the residential housing market. Pulp board shipments grew due to inventory replenishments that resulted from reduced production late last year.

Minerals - Volume declined in aggregates (which include crushed stone, sand and gravel) due to impacts of the severe weather. This decline was partially offset by growth in salt shipments due to increased application of road salt.

Waste and Equipment - Waste volume declined year-over-year as the severe weather disruptions impacted municipal and construction waste shipments. This decline was partially offset by increased movements of private railcars from storage locations due to car supply issues resulting from the severe weather.

Coal
Coal volume slightly declined due to a decrease in shipments of export coal as a result of softening global market conditions. This decline was partially offset by an increase in domestic coal which was driven by competitive gains in the utility market and stronger northern utility demand as a result of the severe weather.

Intermodal
Domestic volume growth was driven by continued success with highway-to-rail conversions and strong demand for intermodal service offerings. International volume increased due to growth with our customers in global container shipments moving to inland destinations.

Other
Other revenue increased primarily due to higher revenue from customers who did not meet minimum contractual volumes.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Expenses
Expenses in the first quarter 2014 increased $190 million from the prior year's first quarter. Significant variances are described below.

Labor and Fringe expense increased $47 million due to the following:

•	Labor costs increased $35 million due to weather disruptions that resulted in increased overtime by operating employees.

•	Inflation increased expenses $14 million.

•	Other expenses decreased $2 million as lower other expenses more than offset the increase in volume-related costs.

Materials, Supplies and Other expense increased $122 million due to the following:

•
In the prior year, the Company recognized gains of $49 million related to the recognition of a deferred gain from a 2011 sale of an operating rail corridor as well as a closure agreement reached on a prior conveyance of a formerly-owned company. No gains were recognized in the current year.

•	Utilities, materials and foreign locomotive costs were $35 million higher in response to weather disruptions.

•	Inflation and other costs increased expenses $26 million.

•	Train accident costs were $12 million higher due to derailments which is reflected in the increase in the FRA train accident frequency rate.

Fuel expense increased $2 million due to the combined impact of efficiency losses from weather disruptions and higher volume of $22 million. This was partially offset by a $20 million reduction from lower price.

Interest expense decreased $7 million to $140 million due to lower average debt balances as well as lower average interest rates.

Other income - net increased $10 million to $7 million primarily due to lower non-operating expenses.

Income tax expense decreased $60 million to $208 million primarily due to lower earnings as well as a current year benefit which resulted from a change in state tax legislation.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	First Quarters
	2014	2013	Improvement / (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.96	0.76	(26)%
FRA Train Accident Rate	2.35	1.81	(30)%

On-Time Train Originations	63%	91%	(31)%
On-Time Destination Arrivals	51%	85%	(40)%

Train Velocity	20.6	23.4	(12)%
Dwell	26.8	22.2	(21)%

Resources			Increase / (Decrease)
Cars-On-Line (a)	202,319	183,223	10%
Route Miles	20,772	20,839	—%
Locomotives (owned and long-term leased)	4,261	4,192	2%
Freight Cars (owned and long-term leased)	67,707	69,057	(2)%
Containers	17,512	18,136	(3)%
(a) Cars-on-line increased approximately 14,000 or 7.5% in 2014 due to a calculation error correction made by the American Association of Railroads in February 2014.  This error impacted the industry cars-on-line since 2011.  Previously reported amounts have not been adjusted to reflect this correction.
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

Although difficult weather conditions impacted year-over-year performance during first quarter 2014, CSX remains an industry leader in employee safety. The FRA reportable personal injury frequency index worsened 26 percent year over year to 0.96 when compared to the historically low level in the prior year. The reported FRA train accident frequency rate also weakened 30 percent year over year to 2.35.

The unusually persistent cold temperatures and significant snowfall accumulation also impacted CSX’s service performance. On-time originations degraded 31 percent year over year to 63 percent. On-time arrivals also weakened 40 percent to 51 percent. Average train velocity declined 12 percent to 20.6 miles per hour and dwell worsened 21 percent to 26.8 hours. In response to the weather challenges during the quarter, the Company deployed resources across the network and as a result has begun to see a gradual recovery in key service measures as of the end of first quarter 2014.

LIQUIDITY AND CAPITAL RESOURCES
The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows
Consolidated Balance Sheets
Total assets decreased $102 million from year end primarily due to the decline in cash of $356 million (including short-term investment activity) partially offset by the increase in net properties of $203 million resulting from capital investments.

Total liabilities and shareholders' equity combined decreased $102 million from year end. This decrease was primarily driven by debt repayments of $209 million, payout of incentive compensation of $175 million and dividends paid of $151 million. These decreases were partially offset by net earnings of $398 million.

Significant Cash Flows
Cash and cash equivalents decreased in both years. However, the decrease was $38 million more for the first quarter ended 2014 primarily due to the following:

•	Higher share repurchases of $127 million

•	Higher payouts of incentive compensation of $89 million

•	Partially offset by lower debt repayments of $204 million.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Planned capital investments for 2014 are expected to be $2.3 billion, including expected spending of approximately $300 million for Positive Train Control ("PTC"). This $2.3 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year. Over half of the 2014 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars, and high return projects that support long-term profitable growth and productivity initiatives that improve the returns of the business, such as intermodal terminal capacity projects. CSX intends to fund capital investments through cash generated from operations.

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through March 2014 was $937 million.

Liquidity and Working Capital
As of the end of first quarter 2014, CSX had $723 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $77 million and $178 million as of March 2014 and December 2013, respectively. This decline since year end is primarily due to cash used for long-term debt repayments, incentive compensation payouts, dividends paid and share repurchases which more than offset cash from operations.

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis. Consistent with the prior year, significant estimates using management judgment are made for the areas below. For further discussion of CSX's critical accounting estimates, see the Company's most recent annual report on Form 10-K.

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

Item 4. CONTROLS AND PROCEDURES
As of March 28, 2014, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 28, 2014, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX is required to disclose any purchases of its own common stock for the most recent quarter. CSX purchases its own shares for two primary reasons: to further its goals under its share repurchase program and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan which covers certain union employees. In April 2013, CSX announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Share repurchase activity of $127 million for the first quarter 2014 was as follows:

	CSX Purchases of Equity Securities for the Quarter

First Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$647,302,905

January	1,247,500	$28.28	1,247,500	612,026,716

February	1,469,074	26.84	1,469,074	572,599,637

March	1,835,050	28.26	1,835,050	520,734,056

Ending Balance	4,551,624	$27.81	4,551,624	$520,734,056

(a) First quarter 2014 consisted of the following fiscal periods: January (December 28, 2013 - January 24, 2014), February (January 25, 2014 - February 21, 2014), March (February 22, 2014 - March 28, 2014).

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

Item 6. Exhibits
31*     Rule 13a-14(a) Certifications
32*     Section 1350 Certifications
101*    The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 28, 2014 filed with the SEC on April 16, 2014, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 28, 2014 and March 29, 2013, (ii) consolidated comprehensive income statements for the fiscal periods ended March 28, 2014 and March 29, 2013, (iii) consolidated balance sheets at March 28, 2014 and December 27, 2013, (iv) consolidated cash flow statements for the fiscal periods ended March 28, 2014 and March 29, 2013, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 16, 2014