Form 10-Q
period 2014-06-27
CSX CORP
filed 2014-07-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

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
Yes ( ) No (X)
There were 999,572,416 shares of common stock outstanding on June 27, 2014 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2014

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2014	2013	2014	2013

Revenue	$3,244	$3,046	$6,256	$6,009
Expense
Labor and Fringe	809	777	1,623	1,544
Materials, Supplies and Other	621	560	1,250	1,067
Fuel	416	397	862	841
Depreciation	287	276	570	546
Equipment and Other Rents	114	96	215	191
Total Expense	2,247	2,106	4,520	4,189

Operating Income	997	940	1,736	1,820

Interest Expense	(135)	(140)	(275)	(287)
Other (Expense) Income - Net	(12)	9	(5)	6
Earnings Before Income Taxes	850	809	1,456	1,539

Income Tax Expense	(321)	(288)	(529)	(556)
Net Earnings	$529	$521	$927	$983

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.53	$0.51	$0.92	$0.96
Net Earnings Per Share, Assuming Dilution	$0.53	$0.51	$0.92	$0.96

Average Shares Outstanding (In millions)	1,003	1,022	1,005	1,022
Average Shares Outstanding, Assuming Dilution (In millions)	1,003	1,023	1,006	1,023

Cash Dividends Paid Per Common Share	$0.16	$0.15	$0.31	$0.29

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2014	2013	2014	2013
Total Comprehensive Earnings (Note 10)	$544	$538	$958	$1,017

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 27, 2014	December 27, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$573	$592
Short-term Investments	216	487
Accounts Receivable - Net (Note 1)	1,062	1,052
Materials and Supplies	275	252
Deferred Income Taxes	123	155
Other Current Assets	123	64
Total Current Assets	2,372	2,602

Properties	38,010	37,184
Accumulated Depreciation	(10,325)	(9,893)
Properties - Net	27,685	27,291

Investment in Conrail	768	752
Affiliates and Other Companies	563	546
Other Long-term Assets	587	591
Total Assets	$31,975	$31,782

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$900	$957
Labor and Fringe Benefits Payable	490	587
Casualty, Environmental and Other Reserves (Note 4)	151	151
Current Maturities of Long-term Debt (Note 7)	899	533
Income and Other Taxes Payable	229	91
Other Current Liabilities	128	105
Total Current Liabilities	2,797	2,424

Casualty, Environmental and Other Reserves (Note 4)	289	300
Long-term Debt (Note 7)	8,410	9,022
Deferred Income Taxes	8,728	8,662
Other Long-term Liabilities	847	870
Total Liabilities	21,071	21,278

Shareholders' Equity:
Common Stock $1 Par Value	1,000	1,009
Other Capital	70	61
Retained Earnings	10,304	9,936
Accumulated Other Comprehensive Loss (Note 10)	(492)	(523)
Noncontrolling Interest	22	21
Total Shareholders' Equity	10,904	10,504
Total Liabilities and Shareholders' Equity	$31,975	$31,782

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2014	2013

OPERATING ACTIVITIES
Net Earnings	$927	$983
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	570	546
Deferred Income Taxes	86	172
Gain on Property Dispositions	(4)	(67)
Other Operating Activities	1	(61)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(60)	7
Other Current Assets	(60)	(31)
Accounts Payable	(50)	25
Income and Other Taxes Payable	114	33
Other Current Liabilities	(79)	(28)
Net Cash Provided by Operating Activities	1,445	1,579

INVESTING ACTIVITIES
Property Additions	(956)	(1,085)
Purchase of Short-term Investments	(360)	(690)
Proceeds from Sales of Short-term Investments	646	904
Other Investing Activities	20	(50)
Net Cash Used in Investing Activities	(650)	(921)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	(244)	(455)
Dividends Paid	(311)	(296)
Stock Options Exercised (Note 3)	—	9
Shares Repurchased	(257)	(95)
Other Financing Activities	(2)	9
Net Cash Used in Financing Activities	(814)	(828)

Net Decrease in Cash and Cash Equivalents	(19)	(170)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	592	784
Cash and Cash Equivalents at End of Period	$573	$614

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

Other entities
In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain CSXT customers and trucking dispatch operations. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. Today, the biggest Transflo markets are chemicals and agriculture, which include shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities. These activities are classified in other income - net because they are not considered to be operating activities of the Company. Results of these activities fluctuate with the timing of real estate transactions.

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and six months ended June 27, 2014 and June 28, 2013;

•	Consolidated comprehensive income statements for the quarters and six months ended June 27, 2014 and June 28, 2013;

•	Consolidated balance sheets at June 27, 2014 and December 27, 2013; and

•	Consolidated cash flow statements for the six months ended June 27, 2014 and June 28, 2013.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2014 and 2013 consisted of 13 weeks ending on June 27, 2014 and June 28, 2013, respectively.

•	Fiscal year 2014 and 2013 will each consist of 52 weeks ending on December 26, 2014 and December 27, 2013, respectively.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 27, 2014 and June 28, 2013, and references to "year-end" indicate the fiscal year ended December 27, 2013.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $35 million and $33 million is included in the consolidated balance sheets as of the end of second quarter 2014 and December 2013, respectively.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligations. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective for CSX beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Other Items
Revision of Prior Period Financial Statements
During 2013, CSX completed a review of certain accounts receivable balances which resulted in an adjustment to previously reported revenue. This review identified certain immaterial differences between estimated and actual revenue. For information related to this prior period revision, see CSX's most recent annual report on Form 10-K.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Share Repurchases
In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During second quarter 2014, CSX repurchased $131 million, or approximately 4 million shares, of common stock under this program. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2014	2013	2014	2013
Numerator (Dollars in millions):
Net Earnings	$529	$521	$927	$983

Denominator (Units in millions):
Average Common Shares Outstanding	1,003	1,022	1,005	1,022
Other Potentially Dilutive Common Shares	—	1	1	1
Average Common Shares Outstanding, Assuming Dilution	1,003	1,023	1,006	1,023

Net Earnings Per Share, Basic	$0.53	$0.51	$0.92	$0.96
Net Earnings Per Share, Assuming Dilution	$0.53	$0.51	$0.92	$0.96

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

On May 6, 2014, approximately 1 million performance units were granted to certain employees under a new long-term incentive plan ("2016 LTIP") adopted under the CSX Stock and Incentive Award Plan.  Payouts of performance units for the cycle ending with fiscal year 2016 will be based on the achievement of goals related to both operating ratio and return on assets in each case excluding non-recurring items as disclosed in the Company's financial statements. The average operating ratio and return on assets over the plan period will each comprise 50% of the payout and are measured independently of the other.

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable companies.

Additionally, as part of the 2014 LTIP, the Company granted approximately 370 thousand restricted stock units to certain employees on May 6, 2014.  The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and are not based upon attainment of goals.

Both performance units and restricted stock units require participants to be employed through the final day of the respective vesting period except in the case of death, disability or retirement.  For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Second Quarters		Six Months
(Dollars in millions)	2014	2013	2014	2013

Share-Based Compensation Expense	$6	$5	$11	$2
Income Tax Benefit	2	2	4	1

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as follows:

	June 27, 2014			December 27, 2013
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$63	$136	$199	$59	$148	$207
Occupational	3	18	21	3	20	23
Asbestos	10	39	49	10	40	50
Total Casualty	76	193	269	72	208	280
Environmental	59	48	107	59	41	100
Other	16	48	64	20	51	71
Total	$151	$289	$440	$151	$300	$451

These liabilities are accrued when estimable and probable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ, and final outcome of these matters cannot be predicted with certainty. Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items individually, when finally resolved, will have a material effect on the Company's financial condition, results of operations or liquidity. Should a number of these items occur in the same period, however, they could have a material effect on the Company's financial condition, results of operations or liquidity in that particular period.

Casualty
Casualty reserves of $269 million as of the end of second quarter 2014 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Occupational and asbestos claims are analyzed by a third-party actuary or specialist (the "third-party specialist"), respectively, in order to determine the number of unasserted or incurred but not reported (“IBNR”) claims. Occupational claims analyses are performed by the third-party specialist quarterly and are reviewed by management. Unasserted asbestos claims analyses are performed by the third-party specialist annually, and asserted claims are reviewed by management quarterly.

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

Environmental
Environmental reserves were $107 million as of the end of second quarter 2014. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at 257 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $64 million as of the end of second quarter 2014 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Legal
    The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge practices, environmental and hazardous material exposure matters, FELA claims by employees, other personal injury or property claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be reasonably determined, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of CSX management that none of these pending items is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $30 million in aggregate at June 27, 2014. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

Fuel Surcharge Antitrust Litigation
In May 2007, class action lawsuits were filed against CSXT and three other U.S.-based Class I railroads alleging that the defendants' fuel surcharge practices relating to contract and unregulated traffic resulted from an illegal conspiracy in violation of antitrust laws. In November 2007, the class action lawsuits were consolidated in federal court in the District of Columbia, where they are now pending. The suit seeks treble damages allegedly sustained by purported class members as well as attorneys' fees and other relief. Plaintiffs are expected to allege damages at least equal to the fuel surcharges at issue.

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. In October 2013, the District Court held a case management conference to determine the scope and schedule of the remand proceedings.  The District Court has deferred proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Environmental
CSXT has certain indemnification requirements with respect to Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate formerly owned by Pharmacia that is now owned by CSXT in Kearny, New Jersey (the “Property”).  The indemnification and defense duties arise with respect to several matters.  The State of New Jersey filed suit in 2005 against Occidental Chemical Corporation, Tierra Solutions Inc., Maxus Energy Corporation and five other companies seeking cleanup and removal costs and other damages associated with the presence of dioxin and other hazardous substances in the sediment of the Newark Bay Complex. This includes a 17-mile stretch of the Passaic River near the Property. In 2009, Pharmacia, along with hundreds of other companies, was served with a third-party complaint by Tierra Solutions Inc. and Maxus Energy Corporation seeking contribution toward the costs and damages claimed by the state of New Jersey or incurred by Tierra and Maxus related to the Newark Bay Complex.  CSXT has been participating in the defense of this matter with and on behalf of Pharmacia.

In 2013, Pharmacia, along with most of the other third-party defendants, entered into a settlement agreement with the state of New Jersey for an amount that is not material to CSXT.  The settlement, approved by the Superior Court of New Jersey in December 2013, resolves certain claims or potential claims by the state of New Jersey for costs and damages arising from discharges to the Newark Bay Complex.  CSXT, on behalf of Pharmacia, is also conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 70 other parties pursuant to an Administrative Order on Consent with the U.S. Environmental Protection Agency ("EPA"). On April 11, 2014, the EPA announced its proposed plan to remediate the lower eight miles of the Lower Passaic River. The proposed plan, based on a Focused Feasibility Study, informs the public of EPA’s preferred remedial alternative and solicits public comment. After review of comments, EPA is expected to issue its final cleanup plan next year. Based on currently available information, the Company does not believe any remediation costs potentially allocable to CSXT would be material to the Company's financial condition, results of operations or liquidity.

NOTE 6.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  For employees hired prior to January 1, 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2014	2013	2014	2013
Service Cost	$11	$13	$22	$25
Interest Cost	31	27	62	54
Expected Return on Plan Assets	(42)	(41)	(83)	(81)
Amortization of Net Loss	14	25	28	50
Total Expense	$14	$24	$29	$48

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2014	2013	2014	2013
Service Cost	$—	$1	$1	$2
Interest Cost	4	3	7	6
Amortization of Net Loss	2	4	3	7
Amortization of Prior Service Costs	(1)	(1)	(1)	(1)
Total Expense	$5	$7	$10	$14

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  No significant contributions to the Company's qualified pension plans are expected in 2014.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2014 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2013	$533	$9,022	$9,555
2014 activity:
Long-term debt repaid	(244)	—	(244)
Reclassifications	610	(610)	—
Discount, premium and other activity	—	(2)	(2)
Long-term debt as of second quarter 2014	$899	$8,410	$9,309

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Credit Facility
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016. As of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of second quarter 2014, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility
The Company's $250 million receivables securitization facility has a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.    Income Taxes

During last year's second quarter, the Company recorded an income tax benefit of $17 million, or $0.02 per share, as a result of a deferred tax adjustment, the resolution of certain tax matters and a change in state tax legislation. There were no material changes to the balance of unrecognized tax benefits on the consolidated balance sheet during second quarter 2014 and 2013.

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $393 million and $668 million as of June 27, 2014 and December 27, 2013, respectively.

	June 27, 2014				December 27, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$195	$—	$195	$—	$472	$—	$472
Corporate Bonds	—	135	—	135	—	132	—	132
Government Securities	—	49	—	49	—	49	—	49
Auction Rate Securities	—	—	15	15	—	—	15	15
Total investments at fair value	$—	$379	$15	$394	$—	$653	$15	$668

These investments have the following maturities:

(Dollars in millions)	June 27, 2014	December 27, 2013
Less than 1 year	$216	$487
1 - 2 years	74	58
2 - 5 years	84	105
Greater than 5 years	20	18
Total	$394	$668

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

Long-term Debt
Long-term debt is reported at carrying amount on the consolidated balance sheets and is the Company's only financial instrument with fair values significantly different from their carrying amounts. The majority of the Company's long-term debt is valued with assistance from an independent third party adviser that utilizes closing transactions, market quotes or market values of comparable debt. For those instruments not valued by the independent adviser, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same independent adviser. All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 27, 2014	December 27, 2013
Long-term Debt (Including Current Maturities):
Fair Value	$10,563	$10,354
Carrying Value	9,309	9,555

NOTE 10.     Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $544 million and $538 million for second quarters 2014 and 2013, respectively, and $958 million and $1,017 million for six months 2014 and 2013, respectively.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income, continued

Changes in the AOCI balance by component are shown in the table below. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in labor and fringe on the consolidated income statements. See Note 6. Employee Benefit Plans for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in materials, supplies and other on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 27, 2013, Net of Tax	$(462)	$(61)	$(523)
Other Comprehensive Income
Amounts Reclassified to Net Earnings	31	13	44
Tax Expense	(12)	(1)	(13)
Total Other Comprehensive Income	19	12	31
Balance June 27, 2014, Net of Tax	$(443)	$(49)	$(492)

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,223	$21	$3,244
Expense	(105)	2,360	(8)	2,247
Operating Income	105	863	29	997

Equity in Earnings of Subsidiaries	545	—	(545)	—
Interest (Expense) / Benefit	(126)	(14)	5	(135)
Other Income / (Expense) - Net	(3)	(10)	1	(12)

Earnings Before Income Taxes	521	839	(510)	850
Income Tax Benefit / (Expense)	8	(318)	(11)	(321)
Net Earnings	$529	$521	$(521)	$529

Total Comprehensive Earnings	$544	$522	$(522)	$544

Second Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,027	$19	$3,046
Expense	(92)	2,213	(15)	2,106
Operating Income	92	814	34	940

Equity in Earnings of Subsidiaries	536	—	(536)	—
Interest (Expense) / Benefit	(128)	(15)	3	(140)
Other Income / (Expense) - Net	(2)	(3)	14	9

Earnings Before Income Taxes	498	796	(485)	809
Income Tax (Expense) / Benefit	23	(294)	(17)	(288)
Net Earnings	$521	$502	$(502)	$521

Total Comprehensive Earnings	$538	$504	$(504)	$538

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months Ended June 27, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$6,215	$41	$6,256
Expense	(208)	4,753	(25)	4,520
Operating Income	208	1,462	66	1,736

Equity in Earnings of Subsidiaries	961	—	(961)	—
Interest (Expense) / Benefit	(256)	(28)	9	(275)
Other Income / (Expense) - Net	(5)	(4)	4	(5)

Earnings Before Income Taxes	908	1,430	(882)	1,456
Income Tax (Expense) / Benefit	19	(522)	(26)	(529)
Net Earnings	$927	$908	$(908)	$927

Total Comprehensive Earnings	$958	$915	$(915)	$958

Six Months Ended June 28, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,973	$36	$6,009
Expense	(185)	4,430	(56)	4,189
Operating Income	185	1,543	92	1,820

Equity in Earnings of Subsidiaries	1,025	(1)	(1,024)	—
Interest (Expense) / Benefit	(262)	(32)	7	(287)
Other Income / (Expense) - Net	(3)	(1)	10	6

Earnings Before Income Taxes	945	1,509	(915)	1,539
Income Tax (Expense) / Benefit	38	(558)	(36)	(556)
Net Earnings	$983	$951	$(951)	$983

Total Comprehensive Earnings	$1,017	$953	$(953)	$1,017

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of June 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$407	$103	$63	$573
Short-term Investments	195	—	21	216
Accounts Receivable - Net	5	168	889	1,062
Receivable from Affiliates	1,160	2,633	(3,793)	—
Materials and Supplies	—	275	—	275
Deferred Income Taxes	(8)	132	(1)	123
Other Current Assets	24	88	11	123
Total Current Assets	1,783	3,399	(2,810)	2,372

Properties	1	35,724	2,285	38,010
Accumulated Depreciation	(1)	(9,148)	(1,176)	(10,325)
Properties - Net	—	26,576	1,109	27,685

Investments in Conrail	—	—	768	768
Affiliates and Other Companies	(39)	629	(27)	563
Investments in Consolidated Subsidiaries	20,914	—	(20,914)	—
Other Long-term Assets	214	389	(16)	587
Total Assets	$22,872	$30,993	$(21,890)	$31,975

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$102	$769	$29	$900
Labor and Fringe Benefits Payable	34	417	39	490
Payable to Affiliates	3,317	443	(3,760)	—
Casualty, Environmental and Other Reserves	—	136	15	151
Current Maturities of Long-term Debt	600	299	—	899
Income and Other Taxes Payable	(178)	400	7	229
Other Current Liabilities	—	118	10	128
Total Current Liabilities	3,875	2,582	(3,660)	2,797

Casualty, Environmental and Other Reserves	—	222	67	289
Long-term Debt	7,709	701	—	8,410
Deferred Income Taxes	(66)	8,603	191	8,728
Other Long-term Liabilities	472	500	(125)	847
Total Liabilities	$11,990	$12,608	$(3,527)	$21,071

Shareholders' Equity
Common Stock, $1 Par Value	$1,000	$181	$(181)	$1,000
Other Capital	70	5,077	(5,077)	70
Retained Earnings	10,304	13,137	(13,137)	10,304
Accumulated Other Comprehensive Loss	(492)	(36)	36	(492)
Noncontrolling Interest	—	26	(4)	22
Total Shareholders' Equity	$10,882	$18,385	$(18,363)	$10,904
Total Liabilities and Shareholders' Equity	$22,872	$30,993	$(21,890)	$31,975

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended June 27, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$453	$1,276	$(284)	$1,445
Investing Activities
Property Additions	—	(867)	(89)	(956)
Purchases of Short-term Investments	(360)	—	—	(360)
Proceeds from Sales of Short-term Investments	637	—	9	646
Other Investing Activities	—	(58)	78	20
Net Cash Provided by (Used in) Investing Activities	277	(925)	(2)	(650)
Financing Activities
Long-term Debt Repaid	(200)	(44)	—	(244)
Dividends Paid	(311)	(285)	285	(311)
Shares Repurchased	(257)	—	—	(257)
Other Financing Activities	6	(10)	2	(2)
Net Cash Provided by (Used in) Financing Activities	(762)	(339)	287	(814)
Net Increase (Decrease) in Cash and Cash Equivalents	(32)	12	1	(19)
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$407	$103	$63	$573

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended June 28, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$582	$1,319	$(322)	$1,579
Investing Activities
Property Additions	—	(988)	(97)	(1,085)
Purchases of Short-term Investments	(685)	—	(5)	(690)
Proceeds from Sales of Short-term Investments	840	—	64	904
Other Investing Activities	(2)	(35)	(13)	(50)
Net Cash Provided by (Used in) Investing Activities	153	(1,023)	(51)	(921)
Financing Activities
Long-term Debt Repaid	(400)	(55)	—	(455)
Dividends Paid	(296)	(365)	365	(296)
Stock Options Exercised	9	—	—	9
Shares Repurchased	(95)	—	—	(95)
Other Financing Activities	7	4	(2)	9
Net Cash Provided by (Used in) Financing Activities	(775)	(416)	363	(828)
Net Increase (Decrease) in Cash and Cash Equivalents	(40)	(120)	(10)	(170)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$441	$115	$58	$614

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2014 HIGHLIGHTS

•	Revenue of $3.2 billion grew $198 million or 7% year over year driven by overall volume growth.

•	Expenses of $2.2 billion increased $141 million or 7% year over year primarily due to higher volume, increase in costs related to network performance and inflation.

•	Operating income of $997 million rose $57 million or 6%.

•	Operating ratio of 69.3% remained relatively flat compared to the prior year.

	Second Quarters				Six Months
	2014	2013	Change	% Change	2014	2013	Change	% Change
Volume (in thousands)	1,781	1,656	125	8%	3,401	3,234	167	5%

(in millions)
Revenue	$3,244	$3,046	$198	7%	$6,256	$6,009	$247	4%
Expense	2,247	2,106	(141)	(7)%	4,520	4,189	(331)	(8)%
Operating Income	$997	$940	$57	6%	$1,736	$1,820	$(84)	(5)%

Operating Ratio	69.3%	69.1%	(20)	bps	72.3%	69.7%	(260)	bps

Earnings Per Diluted Share	$0.53	$0.51	$0.02	4%	$0.92	$0.96	$(0.04)	(4)%

For additional information, refer to Results of Operations discussed on pages 27 through 30.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Second Quarters (a)
	Volume			Revenue			Revenue Per Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Agricultural
Agricultural Products	105	95	11%	$285	$248	15%	$2,714	$2,611	4%
Phosphates and Fertilizers	86	86	—	143	135	6	1,663	1,570	6
Food and Consumer	25	25	—	70	69	1	2,800	2,760	1
Industrial
Chemicals	157	133	18	556	476	17	3,541	3,579	(1)
Automotive	114	113	1	321	318	1	2,816	2,814	—
Metals	74	66	12	184	163	13	2,486	2,470	1
Housing and Construction
Forest Products	79	74	7	210	195	8	2,658	2,635	1
Minerals	80	75	7	123	115	7	1,538	1,533	—
Waste and Equipment	40	35	14	79	63	25	1,975	1,800	10
Total Merchandise	760	702	8	1,971	1,782	11	2,593	2,538	2

Coal	330	310	6	744	770	(3)	2,255	2,484	(9)

Intermodal	691	644	7	449	425	6	650	660	(2)

Other	—	—	—	80	69	16	—	—	—

Total	1,781	1,656	8%	$3,244	$3,046	7%	$1,821	$1,839	(1)%

Six Months(a)
	Volume			Revenue			Revenue Per Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Agricultural
Agricultural Products	211	190	11%	$569	$489	16%	$2,697	$2,574	5%
Phosphates and Fertilizers	169	170	(1)	277	279	(1)	1,639	1,641	—
Food and Consumer	48	49	(2)	135	137	(1)	2,813	2,796	1
Industrial
Chemicals	303	263	15	1,072	944	14	3,538	3,589	(1)
Automotive	212	218	(3)	596	611	(2)	2,811	2,803	—
Metals	139	132	5	349	324	8	2,511	2,455	2
Housing and Construction
Forest Products	153	147	4	404	384	5	2,641	2,612	1
Minerals	134	132	2	218	211	3	1,627	1,598	2
Waste and Equipment	71	67	6	138	120	15	1,944	1,791	9
Total Merchandise	1,440	1,368	5	3,758	3,499	7	2,610	2,558	2

Coal	623	607	3	1,406	1,496	(6)	2,257	2,465	(8)

Intermodal	1,338	1,259	6	870	829	5	650	658	(1)

Other	—	—	—	222	185	20	—	—	—

Total	3,401	3,234	5%	$6,256	$6,009	4%	$1,839	$1,858	(1)%
(a) Previously reported 2013 other revenue, total revenue and total revenue per unit have been revised as disclosed in CSX's most recent annual report on Form 10-K.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Second Quarter 2014
Revenue
Volume increased 8% year over year with growth across most markets. Revenue increased by 7% year over year driven by this broad-based volume growth.

Merchandise
Agricultural Sector
Agricultural Products - Volume growth was driven by increased shipments of export grain and ethanol. A combined record corn and soybean crop has reduced U.S. grain prices resulting in higher export grain shipments and has increased ethanol production.

Phosphates and Fertilizers - Volume was flat year over year as growth in finished fertilizer products was offset by lower phosphate rock shipments. Growth in fertilizers was driven by the recovery from the severe winter weather that delayed the planting season and fertilizer application, while phosphate rock declined due to maintenance at a customer’s facility.

Food and Consumer - Volume was flat as growth in alcoholic beverage shipments was offset by lower rice shipments. Beverage shipments increased due to a customer’s gain in market share as well as inventory accumulation for the summer season. Rice declined as customers substituted lower-priced corn.

Industrial Sector
Chemicals - Volume growth was driven by an increase in energy-related shipments that included crude oil, liquefied petroleum gas (LPG) and frac sand. The rise in crude oil shipments to east coast refineries was due to increased supply of low cost crude from shale drilling activity.

Automotive - Automotive volume increased as North American light vehicle production grew, but rail equipment shortages due to network performance tempered this growth.

Metals - Volume growth was driven by an increase in sheet steel shipments due to growth in automotive production and competitive gains.

Housing and Construction Sector
Forest Products - Volume growth was led by an increase in building products and pulp board shipments. Building products increased year over year due to the continued recovery in the residential housing market as well as the recovery from shipping delays earlier this year. Pulp board shipments also rebounded from earlier delays and increased due to modal conversions.

Minerals - Volume increased year over year due to growth in aggregates (which include crushed stone, sand and gravel) and salt. Growth in aggregates was driven by the continued recovery in construction activity and shipping delays earlier this year caused by network performance. Strength in salt shipments was driven by inventory replenishment as a result of the increased application during the severe winter weather.

Waste and Equipment - Volume increased year over year due to growth in municipal solid waste shipments from a new service offering to a customer location.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Coal
Coal volume increased due to higher shipments of domestic coal attributable to marketplace gains and utilities replenishing stockpiles. This growth was partially offset by a decrease in export coal as a result of softening global market conditions.

Intermodal
Domestic volume growth was driven by continued success with highway-to-rail conversions and strong demand. International volume also increased due to growth with customers in global container shipments moving to inland destinations.

Expenses
Expenses in the second quarter 2014 increased $141 million from the prior year's second quarter. Significant variances are described below.

Labor and Fringe expense increased $32 million due to the following:

•	Volume-related costs were $25 million higher.

•	Labor costs were $14 million higher due to overtime and relief crews associated with network performance.

•	Inflation was $14 million higher.

•	Other costs were $21 million lower primarily due to reduced pension costs and incentive compensation costs that reflect lower expected award payments.

Materials, Supplies and Other expense increased $61 million due to the following:

•	No real estate gains were recognized in the current year, whereas, in the prior year, the Company realized gains of $36 million.

•	Volume-related costs rose $19 million primarily due to higher volume and resource levels.

•	Inflation was $10 million higher.

•	Costs for locomotives from other railroads were $9 million higher due to efforts to improve network performance.

•	Various other costs decreased $13 million during the quarter.

Fuel expense was $19 million higher as increased volume was partially offset by lower price and improved efficiency.
Depreciation expense increased $11 million due to a larger asset base.
Equipment and Other Rents expense was $18 million higher due to increased car hire costs of $9 million related to network performance and $3 million due to greater volume as well as $6 million from inflation.
Interest expense decreased $5 million to $135 million due to lower average interest rates as well as lower average debt balances.
Other (expense) income - net decreased $21 million to an expense of $12 million primarily due to an increase in estimated environmental cleanup costs related to non-operating activities.
Income tax expense increased $33 million to $321 million primarily due to higher earnings as well as the prior year impacts of a deferred tax adjustment, resolution of certain tax matters and a change in state tax legislation that did not repeat in the current year.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Six Months Results of Operations
Revenue increased $247 million to $6,256 million as a result of volume growth in most of the markets CSX serves along with higher yields resulting from pricing gains across many markets. Other revenue also increased primarily due to higher revenue from customers who did not meet minimum contractual volumes.
Operating income decreased $84 million to $1,736 million primarily due to higher costs related to network performance and volume, prior year gains on operating properties that did not repeat in the current year and inflation. These declines were partially offset by higher revenue.
Interest expense decreased $12 million to $275 million primarily due to lower average interest rates as well as lower average debt balances.
Other (expense) income-net decreased $11 million to an expense of $5 million primarily due to an increase in estimated environmental cleanup costs related to non-operating activities.
Income tax expense decreased $27 million to $529 million primarily due to lower earnings as well as a current year benefit which resulted from a change in state tax legislation.

Operating Statistics (Estimated)

	Second Quarters			Six Months
	2014	2013	Improvement / (Deterioration)	2014	2013	Improvement / (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.90	1.00	10%	0.93	0.90	(3)%
FRA Train Accident Rate	2.07	2.18	5%	2.26	1.98	(14)%

On-Time Originations	56%	91%	(38)%	59%	91%	(35)%
On-Time Arrivals	42%	82%	(49)%	46%	84%	(45)%

Train Velocity	19.3	23.0	(16)%	19.9	23.3	(15)%
Dwell	25.9	21.9	(18)%	26.3	22.1	(19)%

Cars-On-Line (a)	207,141	181,929	(14)%	202,005	182,572	(11)%

Resources			Increase / (Decrease)
Route Miles	20,771	20,864	—%
Locomotives (owned and long-term leased)	4,259	4,212	1%
Freight Cars (owned and long-term leased)	67,381	68,983	(2)%
Containers	18,249	17,965	2%
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
Key Performance Measures Definitions
FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.
FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.
On-Time Originations - Percent of scheduled road trains that depart the origin yard on-time or ahead of schedule.
On-Time Arrivals - Percent of scheduled road trains that arrive at the destination yard on-time to two hours late (30 minutes for intermodal trains).
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

The Company routinely collaborates with the Federal Railroad Administration ("FRA") and industry organizations as well as federal, state and local governments on the development and implementation of safety programs and initiatives. For example, earlier this year, CSX and other major freight railroads have met with the U.S. Department of Transportation ("DOT") and other key stakeholders to discuss potential safety enhancements to our nation’s freight railroad network. CSX and other railroads voluntarily committed to take certain actions to make railroads even safer. Among other things, CSX agreed to reduce the speed of certain trains to 40 miles per hour through high threat urban areas, increase the frequency of track inspections, and work collaboratively and proactively with local communities to address area-specific concerns. Furthermore, CSX, Operation Lifesaver, Inc., the DOT and other major railroads from across the country have partnered in the Common Sense campaign to reduce the number of injuries and deaths around tracks and trains. Also, CSXT has an ongoing public safety program to clear-cut trees and vegetation at public passive highway-rail intersections (crossings with no flashing lights or gates) to improve the public's ability to discern rail hazards.

CSX remains an industry leader in employee safety. The FRA reportable personal injury frequency index improved 10 percent year over year to 0.90, and the reported FRA train accident frequency rate improved 5 percent year over year to 2.07.

CSX’s service performance remained challenged in the quarter as significant volume growth immediately followed a difficult winter, which negatively impacted the fluidity of the network, and drove shortages in locomotives and crews. On-time performance was down significantly, with on-time originations at 56 percent and on-time arrivals at 42 percent. Average train velocity declined 16 percent to 19.3 miles per hour, and dwell worsened 18 percent to 25.9 hours. In response, the Company is adding more locomotives and train crews to support a gradual recovery in key service measures.

LIQUIDITY AND CAPITAL RESOURCES
The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows
Consolidated Balance Sheets
Total assets as well as total liabilities and shareholders' equity increased $193 million from year end. Total assets increased primarily due to the increase in net properties of $394 million resulting from capital investments partially offset by the decline in cash of $290million (including short-term investment activity). Total liabilities and shareholders' equity increased primarily driven by net earnings of $927 million partially offset by dividends paid of $311 million, share repurchases of $257 million and payout of incentive compensation of $175 million.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Significant Cash Flows
Cash and cash equivalents decreased in both years. However, the decrease in the current year was $151 million less than in prior year primarily due to the following:

•	Lower debt repayments of $211 million

•	Lower property additions of $129 million

•	Partially offset by higher share repurchases of $162 million

In July 2014, CSX announced an increase in 2014 capital investments from $2.3 billion to $2.4 billion to support long-term growth through investment in infrastructure and freight cars. Planned capital investments include expected 2014 spending of approximately $300 million for Positive Train Control ("PTC"). It excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year.

Over half of the 2014 investment will be used for core infrastructure. The remaining amounts will be allocated to locomotives, freight cars, and high return projects that support long-term profitable growth and productivity initiatives that improve the returns of the business, such as intermodal terminal capacity projects. CSX intends to fund capital investments through cash generated from operations.

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through June 2014 was $1 billion.

Liquidity and Working Capital
As of the end of second quarter 2014, CSX had $789 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

CSX had a working capital deficit of $425 million and a surplus of $178 million as of June 2014 and December 2013, respectively. While working capital can also be considered a measure of a company's ability to meet its short-term needs, the second quarter 2014 deficit is not unusual to CSX or other companies in the industry and does not indicate a lack of liquidity. This decline since year end is primarily due to long-term debt that will mature within one year as well as cash used for dividends paid, share repurchases and incentive compensation payouts.

The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

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

•
the inherent business risks associated with safety and security, including the transportation of hazardous materials or a cybersecurity attack which would threaten the availability and vulnerability of information technology;

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

•	adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	labor and benefit costs and labor difficulties, including stoppages affecting either the Company's operations or customers' ability to deliver goods to the Company for shipment;

•	the Company's success in implementing its strategic, financial and operational initiatives;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting economic and business conditions.
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

Item 4. CONTROLS AND PROCEDURES
As of June 27, 2014, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 27, 2014, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX CORPORATION
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q.

Environmental Proceedings That Could Result in Fines Above $100,000
In April 2014, following a CSXT train derailment in Lynchburg, VA, a single tank car released less than 30,000 gallons of crude oil into the James River.  The Company is working cooperatively with the U.S. EPA and the Commonwealth of Virginia to resolve inquiries relating to the release.  We do not expect the resolution of this matter will have a material impact on our financial condition, results of operations or liquidity.

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

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: to enhance shareholder returns and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees. In April 2013, CSX announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Share repurchase activity of $131 million for the second quarter 2014 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Second Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$520,734,056

April	1,384,100	$28.49	1,384,100	481,305,048

May	1,455,800	28.51	1,455,800	439,806,700

June	1,660,075	30.00	1,660,000	390,000,998

Ending Balance	4,499,975	$29.05	4,499,900	$390,000,998
(a) Second quarter 2014 consisted of the following fiscal periods: April (March 29, 2014 - April 25, 2014), May (April 26, 2014 - May 23, 2014), June (May 24, 2014 - June 27, 2014).
(b) The difference of 75 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

CSX CORPORATION
PART II

Item 6. Exhibits
10.1    CSX 2014-2016 Long-term Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 8, 2014)

10.2 Form of Change of Control Agreement (incorporated herein by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 8, 2014)

31*	Rule 13a-14(a) Certifications

32*	Section 1350 Certifications

101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 27, 2014 filed with the SEC on July 15, 2014, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended June 27, 2014 and June 28, 2013, (ii) consolidated comprehensive income statements for the fiscal periods ended June 27, 2014 and June 28, 2013, (iii) consolidated balance sheets at June 27, 2014 and December 27, 2013, (iv) consolidated cash flow statements for the fiscal periods ended June 27, 2014 and June 28, 2013, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: July 15, 2014