Form 10-Q
period 2014-09-26
CSX CORP
filed 2014-10-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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
Yes ( ) No (X)
There were 995,397,303 shares of common stock outstanding on September 26, 2014 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2014

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2014	2013	2014	2013

Revenue	$3,221	$2,985	$9,477	$8,994
Expense
Labor and Fringe	845	791	2,468	2,335
Materials, Supplies and Other	610	576	1,860	1,643
Fuel	393	407	1,255	1,248
Depreciation	291	277	861	823
Equipment and Other Rents	106	94	321	285
Total Expense	2,245	2,145	6,765	6,334

Operating Income	976	840	2,712	2,660

Interest Expense	(137)	(136)	(412)	(423)
Other (Expense) Income - Net	(26)	5	(31)	11
Earnings Before Income Taxes	813	709	2,269	2,248

Income Tax Expense	(304)	(254)	(833)	(810)
Net Earnings	$509	$455	$1,436	$1,438

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.51	$0.45	$1.43	$1.41
Net Earnings Per Share, Assuming Dilution	$0.51	$0.45	$1.43	$1.41

Average Shares Outstanding (In millions)	999	1,017	1,003	1,021
Average Shares Outstanding, Assuming Dilution (In millions)	999	1,018	1,004	1,021

Cash Dividends Paid Per Common Share	$0.16	$0.15	$0.47	$0.44

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2014	2013	2014	2013
Total Comprehensive Earnings (Note 10)	$518	$471	$1,476	$1,488

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 26, 2014	December 27, 2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$479	$592
Short-term Investments	575	487
Accounts Receivable - Net (Note 1)	1,123	1,052
Materials and Supplies	276	252
Deferred Income Taxes	128	155
Other Current Assets	95	64
Total Current Assets	2,676	2,602

Properties	38,533	37,184
Accumulated Depreciation	(10,539)	(9,893)
Properties - Net	27,994	27,291

Investment in Conrail	775	752
Affiliates and Other Companies	570	546
Other Long-term Assets	608	591
Total Assets	$32,623	$31,782

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$986	$957
Labor and Fringe Benefits Payable	507	587
Casualty, Environmental and Other Reserves (Note 4)	151	151
Current Maturities of Long-term Debt (Note 7)	230	533
Income and Other Taxes Payable	249	91
Other Current Liabilities	108	105
Total Current Liabilities	2,231	2,424

Casualty, Environmental and Other Reserves (Note 4)	281	300
Long-term Debt (Note 7)	9,387	9,022
Deferred Income Taxes	8,742	8,662
Other Long-term Liabilities	840	870
Total Liabilities	21,481	21,278

Shareholders' Equity:
Common Stock $1 Par Value	995	1,009
Other Capital	80	61
Retained Earnings	10,527	9,936
Accumulated Other Comprehensive Loss (Note 10)	(483)	(523)
Noncontrolling Interest	23	21
Total Shareholders' Equity	11,142	10,504
Total Liabilities and Shareholders' Equity	$32,623	$31,782

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2014	2013

OPERATING ACTIVITIES
Net Earnings	$1,436	$1,438
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	861	823
Deferred Income Taxes	90	229
Gain on Property Dispositions	(5)	(68)
Other Operating Activities	(19)	(53)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(116)	(53)
Other Current Assets	(47)	(6)
Accounts Payable	20	93
Income and Other Taxes Payable	142	54
Other Current Liabilities	(60)	42
Net Cash Provided by Operating Activities	2,302	2,499

INVESTING ACTIVITIES
Property Additions	(1,557)	(1,687)
Purchase of Short-term Investments	(1,170)	(809)
Proceeds from Sales of Short-term Investments	1,102	1,307
Other Investing Activities	5	(54)
Net Cash Used in Investing Activities	(1,620)	(1,243)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	1,000	—
Long-term Debt Repaid (Note 7)	(932)	(779)
Dividends Paid	(470)	(448)
Stock Options Exercised (Note 3)	—	9
Shares Repurchased	(388)	(224)
Other Financing Activities	(5)	(7)
Net Cash Used in Financing Activities	(795)	(1,449)

Net Decrease in Cash and Cash Equivalents	(113)	(193)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	592	784
Cash and Cash Equivalents at End of Period	$479	$591

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

NOTE 1.	Nature of Operations and Significant Accounting Policies

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and nine months ended September 26, 2014 and September 27, 2013;

•	Consolidated comprehensive income statements for the quarters and nine months ended September 26, 2014 and September 27, 2013;

•	Consolidated balance sheets at September 26, 2014 and December 27, 2013; and

•	Consolidated cash flow statements for the nine months ended September 26, 2014 and September 27, 2013.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2014 and 2013 consisted of 13 weeks ending on September 26, 2014 and September 27, 2013, respectively.

•	Fiscal year 2014 and 2013 will each consist of 52 weeks ending on December 26, 2014 and December 27, 2013, respectively.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 26, 2014 and September 27, 2013, and references to "year-end" indicate the fiscal year ended December 27, 2013.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $40 million and $33 million is included in the consolidated balance sheets as of the end of third quarter 2014 and December 2013, respectively.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective for CSX beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Share Repurchases
In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During third quarter, CSX repurchased four million shares for $131 million and five million shares for $129 million of common stock under this program for 2014, and 2013 respectively. During the nine months, CSX repurchased 13 million shares for $388 million and nine million shares for $224 million for 2014 and 2013, respectively. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2014	2013	2014	2013
Numerator (Dollars in millions):
Net Earnings	$509	$455	$1,436	$1,438
Dividend Equivalents on Restricted Stock	—	—	(1)	—
Net Earnings, Attributable to Common Shareholders	$509	$455	$1,435	$1,438

Denominator (Units in millions):
Average Common Shares Outstanding	999	1,017	1,003	1,021
Other Potentially Dilutive Common Shares	—	1	1	—
Average Common Shares Outstanding, Assuming Dilution	999	1,018	1,004	1,021

Net Earnings Per Share, Basic	$0.51	$0.45	$1.43	$1.41
Net Earnings Per Share, Assuming Dilution	$0.51	$0.45	$1.43	$1.41

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

In May 2014, 1.1 million performance units were granted to certain employees under a new long-term incentive plan ("LTIP") adopted under the CSX Stock and Incentive Award Plan.  Payouts of performance units for the cycle ending with fiscal year 2016 will be based on the achievement of goals related to both operating ratio and return on assets in each case excluding non-recurring items as disclosed in the Company's financial statements. The average operating ratio and return on assets over the plan period will each comprise 50% of the payout and will be measured independently of the other.

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

Additionally, as part of the new LTIP, the Company granted approximately 370 thousand restricted stock units to certain employees in May 2014.  The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and are not based upon attainment of performance goals.

Both performance units and restricted stock units require participants to be employed through the final day of the respective vesting period except in the case of death, disability or retirement.  For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Third Quarters		Nine Months
(Dollars in millions)	2014	2013	2014	2013

Share-Based Compensation Expense	$9	$7	$20	$9
Income Tax Benefit	4	3	8	4

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as follows:

	September 26, 2014			December 27, 2013
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$63	$135	$198	$59	$148	$207
Occupational	3	15	18	3	20	23
Asbestos	10	37	47	10	40	50
Total Casualty	76	187	263	72	208	280
Environmental	59	48	107	59	41	100
Other	16	46	62	20	51	71
Total	$151	$281	$432	$151	$300	$451

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

Casualty
Casualty reserves of $263 million as of the end of third quarter 2014 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Environmental
Environmental reserves were $107 million as of the end of third quarter 2014. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at 252 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $62 million as of the end of third quarter 2014 include liabilities for various claims, such as longshoremen disability claims, and claims for property, automobile and general liability.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $13 million in aggregate at September 26, 2014. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

In 2013, Pharmacia, along with most of the other third-party defendants, entered into a settlement agreement with the state of New Jersey for an amount that is not material to CSXT.  The settlement, approved by the Superior Court of New Jersey in December 2013, resolves certain claims or potential claims by the state of New Jersey for costs and damages arising from discharges to the Newark Bay Complex.  CSXT, on behalf of Pharmacia, is also conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 60 other parties pursuant to an Administrative Order on Consent with the U.S. Environmental Protection Agency ("EPA"). In April 2014, the EPA announced its proposed plan to remediate the lower eight miles of the Lower Passaic River. The proposed plan, based on a Focused Feasibility Study, informs the public of EPA’s preferred remedial alternative. EPA’s proposed plan solicited public comments, which were due by August 20, 2014. After review of comments, EPA is expected to issue its final cleanup plan next year. CSXT is also defending and indemnifying Pharmacia in a cooperative natural resource damages assessment process related to the Property. Based on currently available information, the Company does not believe any remediation costs potentially allocable to CSXT would be material to the Company's financial condition, results of operations or liquidity.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense:

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2014	2013	2014	2013
Service Cost	$11	$12	$33	$37
Interest Cost	30	27	92	81
Expected Return on Plan Assets	(41)	(41)	(124)	(122)
Amortization of Net Loss	15	25	43	75
Total Expense	$15	$23	$44	$71

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2014	2013	2014	2013
Service Cost	$1	$1	$2	$3
Interest Cost	4	3	11	9
Amortization of Net Loss	5	3	4	10
Amortization of Prior Service Costs	(4)	—	(1)	(1)
Total Expense	$6	$7	$16	$21

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  No significant contributions to the Company's qualified pension plans are expected in 2014.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2014 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2013	$533	$9,022	$9,555
2014 activity:
Long-term debt issued	—	1,000	1,000
Long-term debt repaid	(932)	—	(932)
Reclassifications	629	(629)	—
Discount, premium and other activity	—	(6)	(6)
Long-term debt as of third quarter 2014	$230	$9,387	$9,617

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Debt Issuance & Early Redemption of Long-term Debt
On July 21, 2014, CSX issued $550 million of 3.4% notes due 2024 and $450 million of 4.5% notes due 2054. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds were used to redeem $263 million of CSXT's 8.375% secured equipment notes that otherwise matured on October 15, 2014 and $400 million of CSX Corporation’s 6.250% unsecured notes that otherwise matured April 1, 2015. Proceeds were also used for general corporate purposes, which may include repayment of additional indebtedness outstanding from time to time, repurchases of CSX’s common stock, capital investment, working capital requirements and other cost reduction initiatives. CSX recognized $16 million of other expense for the early redemption premium related to $663 million of note repayments.

Credit Facility
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016. As of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of third quarter 2014, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility
The Company's $250 million receivables securitization facility has a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.    Income Taxes

During last year's third quarter, the Company recorded an income tax benefit of $11 million, or $0.01 per share, as a result of a change in state tax legislation. There were no material changes to the balance of unrecognized tax benefits on the consolidated balance sheet during third quarter 2014 and 2013.

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $767 million and $668 million as of September 26, 2014 and December 27, 2013, respectively.

	September 26, 2014				December 27, 2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$565	$—	$565	$—	$472	$—	$472
Corporate Bonds	—	143	—	143	—	132	—	132
Government Securities	—	48	—	48	—	49	—	49
Auction Rate Securities	—	—	11	11	—	—	15	15
Total investments at fair value	$—	$756	$11	$767	$—	$653	$15	$668

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	September 26, 2014	December 27, 2013
Less than 1 year	$575	$487
1 - 2 years	55	58
2 - 5 years	123	105
Greater than 5 years	14	18
Total	$767	$668

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 26, 2014	December 27, 2013
Long-term Debt (Including Current Maturities):
Fair Value	$10,715	$10,354
Carrying Value	9,617	9,555

NOTE 10.     Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equals net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $518 million and $471 million for third quarters 2014 and 2013, respectively, and $1,476 million and $1,488 million for nine months 2014 and 2013, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 27, 2013, Net of Tax	$(462)	$(61)	$(523)
Other Comprehensive Income
Amounts Reclassified to Net Earnings	46	12	58
Tax Expense	(17)	(1)	(18)
Total Other Comprehensive Income	29	11	40
Balance September 26, 2014, Net of Tax	$(433)	$(50)	$(483)

NOTE 11.    Summarized Consolidating Financial Data

In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, sold secured equipment notes maturing in 2023 in registered public offerings. CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries. Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is shown in the tables below.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,202	$19	$3,221
Expense	(113)	2,368	(10)	2,245
Operating Income	113	834	29	976

Equity in Earnings of Subsidiaries	527	1	(528)	—
Interest (Expense) / Benefit	(133)	(11)	7	(137)
Other Income / (Expense) - Net	(12)	(9)	(5)	(26)

Earnings Before Income Taxes	495	815	(497)	813
Income Tax Benefit / (Expense)	14	(309)	(9)	(304)
Net Earnings	$509	$506	$(506)	$509

Total Comprehensive Earnings	$518	$507	$(507)	$518

Third Quarter 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,965	$20	$2,985
Expense	(98)	2,247	(4)	2,145
Operating Income	98	718	24	840

Equity in Earnings of Subsidiaries	483	—	(483)	—
Interest (Expense) / Benefit	(125)	(15)	4	(136)
Other Income / (Expense) - Net	(2)	2	5	5

Earnings Before Income Taxes	454	705	(450)	709
Income Tax (Expense) / Benefit	1	(254)	(1)	(254)
Net Earnings	$455	$451	$(451)	$455

Total Comprehensive Earnings	$471	$453	$(453)	$471

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months Ended September 26, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$9,417	$60	$9,477
Expense	(321)	7,121	(35)	6,765
Operating Income	321	2,296	95	2,712

Equity in Earnings of Subsidiaries	1,488	1	(1,489)	—
Interest (Expense) / Benefit	(389)	(39)	16	(412)
Other Income / (Expense) - Net	(17)	(13)	(1)	(31)

Earnings Before Income Taxes	1,403	2,245	(1,379)	2,269
Income Tax (Expense) / Benefit	33	(831)	(35)	(833)
Net Earnings	$1,436	$1,414	$(1,414)	$1,436

Total Comprehensive Earnings	$1,476	$1,422	$(1,422)	$1,476

Nine Months Ended September 27, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,938	$56	$8,994
Expense	(283)	6,677	(60)	6,334
Operating Income	283	2,261	116	2,660

Equity in Earnings of Subsidiaries	1,508	(1)	(1,507)	—
Interest (Expense) / Benefit	(387)	(47)	11	(423)
Other Income / (Expense) - Net	(5)	1	15	11

Earnings Before Income Taxes	1,399	2,214	(1,365)	2,248
Income Tax (Expense) / Benefit	39	(812)	(37)	(810)
Net Earnings	$1,438	$1,402	$(1,402)	$1,438

Total Comprehensive Earnings	$1,488	$1,406	$(1,406)	$1,488

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of September 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$295	$128	$56	$479
Short-term Investments	565	—	10	575
Accounts Receivable - Net	5	189	929	1,123
Receivable from Affiliates	1,268	2,618	(3,886)	—
Materials and Supplies	—	276	—	276
Deferred Income Taxes	(4)	132	—	128
Other Current Assets	17	65	13	95
Total Current Assets	2,146	3,408	(2,878)	2,676

Properties	1	36,177	2,355	38,533
Accumulated Depreciation	(1)	(9,330)	(1,208)	(10,539)
Properties - Net	—	26,847	1,147	27,994

Investments in Conrail	—	—	775	775
Affiliates and Other Companies	(39)	636	(27)	570
Investments in Consolidated Subsidiaries	21,299	—	(21,299)	—
Other Long-term Assets	216	389	3	608
Total Assets	$23,622	$31,280	$(22,279)	$32,623

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$144	$811	$31	$986
Labor and Fringe Benefits Payable	35	427	45	507
Payable to Affiliates	3,287	503	(3,790)	—
Casualty, Environmental and Other Reserves	—	136	15	151
Current Maturities of Long-term Debt	200	30	—	230
Income and Other Taxes Payable	(273)	510	12	249
Other Current Liabilities	—	103	5	108
Total Current Liabilities	3,393	2,520	(3,682)	2,231

Casualty, Environmental and Other Reserves	—	216	65	281
Long-term Debt	8,705	682	—	9,387
Deferred Income Taxes	(62)	8,615	189	8,742
Other Long-term Liabilities	467	497	(124)	840
Total Liabilities	$12,503	$12,530	$(3,552)	$21,481

Shareholders' Equity
Common Stock, $1 Par Value	$995	$181	$(181)	$995
Other Capital	80	5,077	(5,077)	80
Retained Earnings	10,527	13,500	(13,500)	10,527
Accumulated Other Comprehensive Loss	(483)	(35)	35	(483)
Noncontrolling Interest	—	27	(4)	23
Total Shareholders' Equity	$11,119	$18,750	$(18,727)	$11,142
Total Liabilities and Shareholders' Equity	$23,622	$31,280	$(22,279)	$32,623

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 26, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$397	$2,301	$(396)	$2,302
Investing Activities
Property Additions	—	(1,398)	(159)	(1,557)
Purchases of Short-term Investments	(1,170)	—	—	(1,170)
Proceeds from Sales of Short-term Investments	1,077	—	25	1,102
Other Investing Activities	—	(90)	95	5
Net Cash Provided by (Used in) Investing Activities	(93)	(1,488)	(39)	(1,620)
Financing Activities
Long-term Debt Issued	1,000	—	—	1,000
Long-term Debt Repaid	(600)	(332)	—	(932)
Dividends Paid	(470)	(428)	428	(470)
Shares Repurchased	(388)	—	—	(388)
Other Financing Activities	10	(16)	1	(5)
Net Cash Provided by (Used in) Financing Activities	(448)	(776)	429	(795)
Net Increase (Decrease) in Cash and Cash Equivalents	(144)	37	(6)	(113)
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$295	$128	$56	$479

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 27, 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$871	$2,106	$(478)	$2,499
Investing Activities
Property Additions	—	(1,522)	(165)	(1,687)
Purchases of Short-term Investments	(805)	—	(4)	(809)
Proceeds from Sales of Short-term Investments	1,240	—	67	1,307
Other Investing Activities	(4)	(76)	26	(54)
Net Cash Provided by (Used in) Investing Activities	431	(1,598)	(76)	(1,243)
Financing Activities
Long-term Debt Repaid	(700)	(79)	—	(779)
Dividends Paid	(448)	(548)	548	(448)
Stock Options Exercised	9	—	—	9
Shares Repurchased	(224)	—	—	(224)
Other Financing Activities	12	(15)	(4)	(7)
Net Cash Provided by (Used in) Financing Activities	(1,351)	(642)	544	(1,449)
Net Increase (Decrease) in Cash and Cash Equivalents	(49)	(134)	(10)	(193)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$432	$101	$58	$591

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2014 HIGHLIGHTS

•	Revenue of $3.2 billion grew $236 million or 8% year over year driven by overall volume growth.

•	Expenses of $2.2 billion increased $100 million or 5% year over year driven by higher volume and inflation.

•	Operating income of $976 million grew $136 million or 16% year over year.

•	Operating ratio of 69.7% improved 220 basis points.

	Third Quarters				Nine Months
	2014	2013	Change	% Change	2014	2013	Change	% Change
Volume (in thousands)	1,758	1,643	115	7%	5,159	4,877	282	6%

(in millions)
Revenue	$3,221	$2,985	$236	8%	$9,477	$8,994	$483	5%
Expense	2,245	2,145	(100)	(5)%	6,765	6,334	(431)	(7)%
Operating Income	$976	$840	$136	16%	$2,712	$2,660	$52	2%

Operating Ratio	69.7%	71.9%	220	bps	71.4%	70.4%	(100)	bps

Earnings Per Diluted Share	$0.51	$0.45	$0.06	13%	$1.43	$1.41	$0.02	1%

For additional information, refer to Results of Operations discussed on pages 27 through 30.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in millions); Revenue Per Unit (Dollars)
Third Quarters (a)
	Volume			Revenue			Revenue Per Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Agricultural
Agricultural Products	98	87	13%	$260	$223	17%	$2,653	$2,563	4%
Phosphates and Fertilizers	82	80	3	127	124	2	1,549	1,550	—
Food and Consumer	23	23	—	64	64	—	2,783	2,783	—
Industrial
Chemicals	159	132	20	558	469	19	3,509	3,553	(1)
Automotive	109	101	8	305	286	7	2,798	2,832	(1)
Metals	71	67	6	183	164	12	2,577	2,448	5
Housing and Construction
Forest Products	77	77	—	209	199	5	2,714	2,584	5
Minerals	83	76	9	127	114	11	1,530	1,500	2
Waste and Equipment	46	44	5	94	76	24	2,043	1,727	18
Total Merchandise	748	687	9	1,927	1,719	12	2,576	2,502	3

Coal	319	299	7	721	720	—	2,260	2,408	(6)

Intermodal	691	657	5	455	431	6	658	656	—

Other	—	—	—	118	115	3	—	—	—

Total	1,758	1,643	7%	$3,221	$2,985	8%	$1,832	$1,817	1%

Nine Months(a)
	Volume			Revenue			Revenue Per Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Agricultural
Agricultural Products	309	277	12%	$829	$712	16%	$2,683	$2,570	4%
Phosphates and Fertilizers	251	250	—	404	403	—	1,610	1,612	—
Food and Consumer	71	72	(1)	199	201	(1)	2,803	2,792	—
Industrial
Chemicals	462	395	17	1,630	1,413	15	3,528	3,577	(1)
Automotive	321	319	1	901	897	—	2,807	2,812	—
Metals	210	199	6	532	488	9	2,533	2,452	3
Housing and Construction
Forest Products	230	224	3	613	583	5	2,665	2,603	2
Minerals	217	208	4	345	325	6	1,590	1,563	2
Waste and Equipment	117	111	5	232	196	18	1,983	1,766	12
Total Merchandise	2,188	2,055	6	5,685	5,218	9	2,598	2,539	2

Coal	942	906	4	2,127	2,216	(4)	2,258	2,446	(8)

Intermodal	2,029	1,916	6	1,325	1,260	5	653	658	(1)

Other	—	—	—	340	300	13	—	—	—

Total	5,159	4,877	6%	$9,477	$8,994	5%	$1,837	$1,844	—%
(a) Previously reported 2013 other revenue, total revenue and total revenue per unit have been revised as disclosed in CSX's most recent annual report on Form 10-K.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Third Quarter 2014
Revenue
Volume increased 7% year over year with growth across most markets. Revenue increased by 8% year over year driven by this broad-based volume growth.

Merchandise
Agricultural Sector
Agricultural Products - Volume growth was driven by increased shipments of grain and ethanol. A combined record corn and soybean crop in 2013 led to higher grain shipments and has reduced U.S. corn prices resulting in increased ethanol production.

Phosphates and Fertilizers - Volume growth was driven by increased shipments of finished fertilizer products to replenish inventories. The severe weather earlier this year delayed the planting season and fertilizer application pushing the timing of rebuilding inventories into the third quarter.

Food and Consumer - Volume was flat due to lower shipments of canned goods due to competitive losses offset by growth in alcoholic beverage shipments due to a customer’s gain in market share.

Industrial Sector
Chemicals - Volume growth was driven by an increase in energy-related shipments that included crude oil, liquefied petroleum gas (LPG) and frac sand. The rise in crude oil shipments to east coast refineries was due to increased supply of low cost crude from shale drilling activity.

Automotive - Volume increased in finished vehicle shipments as North American light vehicle production grew.

Metals - Volume growth was driven by an increase in sheet steel shipments due to growth in automotive production and competitive gains.

Housing and Construction Sector
Forest Products - Volume was flat resulting from an increase in building products due to the continued recovery in the residential housing market. This growth was offset by a decrease in paper products as a result of competitive losses and limited equipment capacity due to network performance.

Minerals - Volume increased due to growth in aggregates (which includes crushed stone, sand and gravel) driven by the continued recovery in construction activity and from shipping delays earlier this year.

Waste and Equipment - Volume increased due to growth in machinery shipments of wind energy components and municipal solid waste shipments from a new service offering to a customer location. This growth was partially offset by lower industrial waste shipments due to the completion of one-time remediation projects.

Coal
Coal volume increased due to higher shipments of domestic coal attributable to marketplace gains and utilities replenishing stockpiles as a result of the colder-than-normal winter. This growth was partially offset by a decrease in export coal as a result of continued weakness in the global market.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Intermodal
Domestic volume increased as a result of growth with existing customers and continued success with highway-to-rail conversions. International volume also increased due to growth with customers in global container shipments moving to inland destinations.

Other
Other revenue increased as a result of higher incidental and various other revenue. This increase was partially offset by lower revenue recognized from customers who did not meet minimum contractual volumes in the quarter of $17 million compared to $51 million in the prior year.

Expenses
Expenses in the third quarter 2014 increased $100 million from the prior year's third quarter. Significant variances are described below.

Labor and Fringe expense increased $54 million due to the following:

•	Volume-related costs were $25 million higher.

•	Inflation resulted in $18 million additional cost.

•
Labor costs were $15 million higher due to an amended locomotive maintenance agreement where CSX now provides oversight of the labor force. Outside service costs shifted from material, supplies and other to labor and fringe and overall expense is neutral for the quarter.

•	Other costs were $4 million lower primarily due to reduced pension costs partially offset by various other labor costs.

Materials, Supplies and Other expense increased $34 million due to the following:

•	Volume-related costs were $23 million higher primarily due to higher volume and resource levels.

•	Casualty and other costs were $16 million higher mainly due to the resolution of claims for prior years.

•	Inflation resulted in $10 million additional cost.

•	Other costs were $15 million lower due to an amended locomotive maintenance agreement referenced above.

Fuel expense decreased $14 million due to the following:

•	Lower price decreased expense by $20 million.

•	Improved efficiency reduced expense by $10 million.

•	Volume-related costs were $32 million higher.

•	Other fuel savings of $16 million were primarily due to a prior year adjustment to an interline fuel receivable.

Depreciation expense increased $14 million due to a larger asset base.

Equipment and Other Rents expense was $12 million higher due to inflation, volume and longer car cycle times.

Interest expense increased $1 million to $137 million due to higher average debt balances partially offset by lower average interest rates.

Other (expense) income - net decreased $31 million to an expense of $26 million primarily due to an increase in estimated environmental cleanup costs of $26 million related to non-operating activities as well as costs of $16 million associated with the early redemption of long-term debt.

Income tax increased $50 million to $304 million primarily due to higher earnings as well as a prior year benefit related to a change in state tax legislation that did not repeat in the current quarter.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Nine Months Results of Operations
Revenue increased $483 million to $9,477 million as a result of broad-based volume growth along with higher yields resulting from pricing gains across many markets.

Operating income increased $52 million to $2,712 million primarily due to higher revenue of $483 million partially offset by the following:

•	Volume-related costs of $179 million

•	Network performance and various other costs of $163 million

•	Inflation resulted in $89 million of additional costs.

Interest expense decreased $11 million to $412 million due to the decrease in average interest rates partially offset by higher average debt balances.

Other (expense) income-net decreased $42 million to an expense of $31 million primarily due to an increase in estimated environmental cleanup costs of $26 million related to non-operating activities as well as costs of $16 million associated with the early extinguishment of debt.

Income tax expense increased $23 million to $833 million primarily due to higher earnings as well as a prior year benefit related to a change in state tax legislation that did not repeat in the current quarter.

Operating Statistics (Estimated)

	Third Quarters			Nine Months
	2014	2013	Improvement / (Deterioration)	2014	2013	Improvement / (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	1.05	0.93	(13)%	0.98	0.91	(8)%
FRA Train Accident Rate	2.41	1.87	(29)%	2.30	1.93	(19)%

On-Time Originations	54%	90%	(40)%	57%	90%	(37)%
On-Time Arrivals	43%	83%	(48)%	45%	83%	(46)%

Train Velocity	20.2	23.3	(13)%	20.0	23.3	(14)%
Dwell	26.3	21.8	(21)%	26.3	22.0	(20)%

Cars-On-Line (a)	205,964	182,002	(13)%	203,339	182,380	(11)%

Resources			Increase / (Decrease)
Route Miles	20,770	20,859	—%
Locomotives (owned and long-term leased)	4,259	4,242	—%
Freight Cars (owned and long-term leased)	67,175	68,495	(2)%
Containers (owned and long-term leased)	16,273	14,865	9%

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

The FRA reportable personal injury frequency index worsened 13 percent year over year to 1.05. The reported FRA train accident frequency rate weakened 29 percent year over year to 2.41. Despite these results, CSX remains an industry leader in employee safety. Safety programs continue to focus on avoiding catastrophic events and minimizing inconvenience to the communities we serve.

Despite significant volume growth, CSX’s operations are stabilizing and the company is working to return service back to prior high levels by adding locomotives, hiring train crews, investing in capacity and adjusting operating processes. On-time performance remains down, with on-time originations at 54 percent and on-time arrivals at 43 percent, both consistent with second quarter levels. Year over year, average train velocity declined 13 percent to 20.2 miles per hour, and dwell worsened 21 percent to 26.3 hours.

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
Total assets as well as total liabilities and shareholders' equity increased $841 million from year end. Higher net properties of $703 million resulting from capital investments drove the increase in assets. Net earnings of $1,436 million as well as the increase in current taxes payable of $158 million drove higher liabilities and shareholders' equity. These increases were partially offset by dividends paid of $470 million and share repurchases of $388 million.

Significant Cash Flows
Cash and cash equivalents decreased in both years. However, the decrease in the current year was $80 million less than in prior year primarily due to the following:

•	Debt issued of $847 million (net of debt repayments)

•	Lower property additions of $130 million

Partially offset by

•	Lower net proceeds from sales of short-term investments of $566 million

•	Net cash decrease of $191 million due to working capital activity

•	More share repurchases of $164 million

On July 15, 2014, CSX announced an increase in 2014 capital investments from $2.3 billion to $2.4 billion to support long-term growth through investment in key infrastructure and additional freight cars. Planned capital investments include expected 2014 spending of approximately $300 million for Positive Train Control ("PTC"). It excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year.

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

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.7 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through September 2014 was $1.1 billion.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Liquidity and Working Capital
As of the end of third quarter 2014, CSX had $1,054 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

CSX had a working capital surplus of $445 million and $178 million as of September 2014 and December 2013, respectively. While working capital can also be considered a measure of a company's ability to meet its short-term needs, a deficit is not unusual to CSX or other companies in the industry and does not indicate a lack of liquidity. The increase since year end is primarily due to the decrease in current maturities of long-term debt as well as the decrease in labor and fringe benefits payable primarily resulting from incentive compensation payouts. These decreases were partially offset by the increase in income tax liability.

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

Item 4. CONTROLS AND PROCEDURES
As of September 26, 2014, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 26, 2014, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2014 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

CSX CORPORATION
PART II - OTHER INFORMATION

Item 1. Legal Proceedings
For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q.  Also refer to Part I, Item 3. Legal Proceedings in CSX's annual report on Form 10-K for the fiscal year ended December 27, 2013 as well as Part II, Item 1. Legal Proceedings in CSX's quarterly reports on Form 10-Q for the quarters ended March 28, 2014 and June 27, 2014.

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

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: to enhance shareholder returns and to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees. In April 2013, CSX announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and pertinent facts guide the timing and volume of all repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During third quarter, CSX repurchased four million shares for $131 million and five million shares for $129 million of common stock under this program for 2014, and 2013 respectively. During the nine months, CSX repurchased 13 million shares for $388 million and nine million shares for $224 million for 2014 and 2013, respectively.

CSX CORPORATION
PART II

Share repurchase activity for the third quarter 2014 was as follows:

	CSX Purchases of Equity Securities for the Quarter

Third Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs

Beginning Balance				$390,000,998

July	1,447,750	$31.04	1,272,300	350,576,877

August	1,377,900	30.13	1,377,300	309,074,899

September	1,591,850	31.30	1,590,700	259,283,292

Ending Balance	4,417,500	$30.85	4,240,300	$259,283,292

(a) Third quarter 2014 consisted of the following fiscal periods: July (June 28, 2014 - July 25, 2014), August (July 26, 2014 - August 22, 2014), September (August 23, 2014 - September 26, 2014).
(b) The difference of 177,200 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

Item 6. Exhibits

31*	Rule 13a-14(a) Certifications

32*	Section 1350 Certifications

101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 26, 2014 filed with the SEC on October 15, 2014, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 26, 2014 and September 27, 2013, (ii) consolidated comprehensive income statements for the fiscal periods ended September 26, 2014 and September 27, 2013, (iii) consolidated balance sheets at September 26, 2014 and December 27, 2013, (iv) consolidated cash flow statements for the fiscal periods ended September 26, 2014 and September 27, 2013, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: October 15, 2014