Form 10-K
period 2014-12-26
CSX CORP
filed 2015-02-11
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2014
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
Yes (  ) No (X)
On June 27, 2014 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $31 billion (based on the New York Stock Exchange closing price on such date).
There were 990,564,824 shares of Common Stock outstanding on January 23, 2015 (the latest practicable date that is closest to the filing date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 6, 2015.

CSX CORPORATION
PART I

Item 1.  Business
CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

The Company’s annual average number of employees was approximately 32,000 in 2014, which includes approximately 26,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business
     During 2014, the Company services generated $12.7 billion of revenue and served three primary lines of business:

•
The merchandise business shipped over 2.9 million carloads and generated approximately 60% of revenue and 42% of volume in 2014. The Company’s merchandise business is the most diverse and transports aggregates (which include crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped nearly 1.3 million carloads and accounted for nearly 22% of revenue and 18% of volume in 2014.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Almost half of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 14% of revenue and 40% of volume in 2014. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for approximately 4% of the Company’s total revenue in 2014.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

CSX was incorporated in 1978 under Virginia law. In 1980, the Company completed the merger of the Chessie System and Seaboard Coast Line Industries into CSX.  The merger allowed the Company to connect northern population centers and Appalachian coal fields to growing southeastern markets.  Later, the Company’s acquisition of key portions of Conrail, Inc. ("Conrail") allowed CSXT to link the northeast, including New England and the New York metropolitan area, with Chicago and midwestern markets as well as the growing areas in the Southeast already served by CSXT.  This current rail network allows the Company to directly serve every major market in the eastern United States with safe, dependable, environmentally responsible and fuel efficient freight transportation and intermodal service.

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

Although the Staggers Act of 1980 significantly deregulated the U.S. rail industry, the STB has broad jurisdiction over rail carriers.  The STB regulates routes, fuel surcharges, conditions of service, rates for non-exempt traffic, acquisitions of control over rail common carriers and the transfer, extension or abandonment of rail lines, among other railroad activities.

Positive Train Control
In 2008, Congress enacted the Rail Safety Improvement Act (the “RSIA”).  The legislation includes a mandate that all Class I freight railroads implement an interoperable positive train control system (“PTC”) by December 31, 2015. Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks. In 2012, the Association of American Railroads ("AAR") advised the FRA on behalf of the industry that a nationwide interoperable PTC network could not be completed by the deadline. In 2012, the FRA revised its final rule on the design, operational requirements and implementation of PTC technology, and is now re-examining certain additional aspects of the rule in response to rail industry concerns. In 2012, the FRA filed a report with Congress stating that it also believed that the majority of railroads would not be able to complete PTC implementation by the 2015 deadline and recommending that Congress amend the RSIA to allow the FRA to grant conditional extensions of the 2015 deadline. As of the date of this filing, Congress has taken no action to extend the statutory deadline.

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported.  The Company expects to incur significant capital costs in connection with the implementation of PTC as well as related ongoing operating expenses.  CSX currently estimates that the total multi-year cost of PTC implementation will be at least $1.9 billion for the Company. Total PTC spending through 2014 was $1.2 billion.

CSX CORPORATION
PART I

STB Proceedings
In 2012, the STB announced it would accept comments on a proposal by the National Industrial Transportation League that would require Class I railroads to provide a form of "competitive access" to customers served solely by one railroad. Under this proposal, CSX would be required to allow a competing railroad to access certain customers that are currently solely served by CSX's network. In early 2013, shippers, railroads and other parties submitted comments on the proposal, and the STB held a hearing in March 2014. Since the hearing, the STB has taken no further action in the proceeding.

In July 2013, the STB released a decision that raised the limitations on the monetary recovery that a shipper may obtain when bringing a simplified rate reasonableness case. CSX and Norfolk Southern filed a joint appeal to the D.C. Circuit. In August 2014, the D.C. Circuit upheld the STB’s decision to raise the limitations in simplified rate reasonableness cases.

In April 2014, the STB announced it would receive comments to explore its methodology for determining railroad revenue adequacy. The revenue adequacy standard represents the level of profitability for a healthy carrier. Shippers, railroads and other parties filed opening comments in September 2014 and filed reply comments in November 2014.

New rules regarding competitive access or revenue adequacy could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. For further discussion on regulatory risks to the Company, see Item 1A. Risk Factors.

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

CSX has included the certifications of its Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) required by Section 302 of the Sarbanes-Oxley Act of 2002 (“the Act”) as Exhibit 31, as well as Section 906 of the Act as Exhibit 32 to this Form 10-K report. Additionally, on June 3, 2014, CSX filed its annual CEO certification with the New York Stock Exchange (“NYSE”) confirming CSX’s compliance with the NYSE Corporate Governance Listing Standards.  The CEO was not aware of any violations of these standards by CSX as of February 11, 2015.  This certification is also included as Exhibit 99 to this Form 10-K.

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2014, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CSX CORPORATION
PART I

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
     The Company is subject to the jurisdiction of various regulatory agencies, including the STB, FRA, PHMSA, TSA, EPA and other state, provincial and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies.  For example, the RSIA mandated that the installation of PTC be completed by December 31, 2015 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations.  Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

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

Any of these pending or proposed laws or regulations could adversely affect the Company's operations and financial results by, among other things: (i) reducing coal-fired electricity generation due to mandated emission standards; (ii) reducing the consumption of coal as a viable energy resource in the United States; (iii) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; and (iv) making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner (particularly in the absence of similar regulations in other manufacturing countries).  Any of these factors could reduce the amount of shipments the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Capacity constraints could have a negative impact on service and operating efficiency.
     CSXT may experience rail network difficulties related to: (i) increased volume; (ii) locomotive or crew shortages; (iii) extreme weather conditions; (iv) increased passenger activities, including high-speed rail; or (v) regulatory changes impacting when CSXT can transport freight or maintain routes, which could have a negative effect on CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

CSX CORPORATION
PART I

Global economic conditions could negatively affect demand for commodities and other freight.
     A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products the Company transports, including import and export volume, could reduce revenues or have other adverse effects on the Company's cost structure.  For example, if the rate of economic growth in Asia slows or if European economies contract, U.S. export coal volume could be adversely impacted resulting in lower revenue for CSX. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products, the Company may experience reduced revenue and increased operating costs associated with the storage of locomotives, railcars and other equipment, workforce adjustments, and other related activities, which could have a material adverse effect on operations, financial condition and liquidity.

Changing dynamics in the U.S. and global energy markets could negatively impact profitability.
Domestic energy production continues to evolve creating both opportunities and challenges for CSX. Increased production of crude oil from the new domestic oil fields, particularly those located in the Bakken Shale region of North Dakota, has created opportunities for CSX to transport crude oil by rail to East Coast refineries. Crude oil production from this region is subject to the volatility of global crude oil prices. Depressed crude oil prices due to increased supply or lower demand could result in a decrease in domestic crude oil production, which could have an adverse effect on crude oil volumes for CSX. In addition, new regulations related to the shipment of crude oil by rail, including proposed rail car safety standards, could increase costs for CSX, negatively impact network fluidity or have an adverse impact on customers.

Over the past few years, production of natural gas in the U.S. has also increased dramatically, which has resulted in lower natural gas prices. As a result of sustained low natural gas prices, coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants could be displaced, which could further reduce the Company's domestic coal volumes and revenues.

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

CSXT is also required to comply with regulations regarding the handling of hazardous materials. In November 2008, the TSA issued final rules placing significant new security and safety requirements on passenger and freight railroad carriers, rail transit systems and facilities that ship hazardous materials by rail.  Noncompliance with these rules can subject the Company to significant penalties and could be a factor in litigation arising out of a train accident.  Finally, legislation preventing the transport of hazardous materials through certain cities could result in network congestion and increase the length of haul for hazardous substances, which could increase operating costs, reduce operating efficiency or increase the risk of an accident involving the transport of hazardous materials.

CSX CORPORATION
PART I

The Company is subject to environmental laws and regulations that may result in significant costs.
The Company is subject to wide-ranging federal, state, provincial and local environmental laws and regulations concerning, among other things, emissions into the air,  ground and water; the handling, storage, use, generation, transportation and disposal of waste and other materials; the clean-up of hazardous material and petroleum releases and the health and safety of our employees.  If the Company violates or fails to comply with these laws and regulations, CSX could be fined or otherwise sanctioned by regulators.  The Company can also be held liable for consequences arising out of human exposure to any hazardous substances for which CSX is responsible.  In certain circumstances, environmental liability can extend to formerly owned or operated properties, leased properties, adjacent properties and properties owned by third parties or Company predecessors, as well as to properties currently owned, leased or used by the Company.

The Company has been, and may in the future be, subject to allegations or findings to the effect that it has violated, or is strictly liable under, environmental laws or regulations, and such violations can result in the Company's incurring fines, penalties or costs relating to the clean-up of environmental contamination. Although the Company believes it has appropriately recorded current and long-term liabilities for known and reasonably estimable future environmental costs, it could incur significant costs that exceed reserves or require unanticipated cash expenditures as a result of any of the foregoing.  The Company also may be required to incur significant expenses to investigate and remediate known, unknown or future environmental contamination.

The Company relies on the stability and availability of its technology systems to operate its business.
The Company relies on information technology in all aspects of its business.  The performance and reliability of the Company's technology systems are critical to its ability to operate and compete safely and effectively. A cybersecurity attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure, could result in a service interruption, train accident, misappropriation of confidential information, process failure, security breach or other operational difficulties. Such an event could result in increased capital, insurance or operating costs, including increased security costs to protect the Company's infrastructure.  A disruption or compromise of the Company's information technology systems, even for short periods of time, could have a material adverse effect on the Company.

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
     As part of its railroad operations, the Company is subject to various claims and lawsuits related to disputes over commercial practices, labor and unemployment matters, occupational and personal injury claims, property damage, environmental and other matters.  The Company may experience material judgments or incur significant costs to defend existing and future lawsuits.  Although the Company establishes reserves and maintains insurance to cover these types of claims, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves and exceed the Company's insurance coverage.  Additionally, the Company is subject to adverse developments not currently reflected in the Company's reserve estimates.

The unavailability of critical resources could adversely affect the Company’s operational efficiency and ability to meet demand.
Marketplace conditions for resources like locomotives as well as the availability of qualified personnel, particularly engineers and trainmen, could each have a negative impact on the Company’s ability to meet demand for rail service. Although the Company believes that it has adequate personnel for the current business environment, unpredictable increases in demand for rail services or extreme weather conditions may exacerbate such risks, which could have a negative impact on the Company’s operational efficiency and otherwise have a material adverse effect on the Company’s financial position, results of operations, or liquidity in a particular year or quarter.

Weaknesses in the capital and credit markets could negatively impact the Company’s access to capital.
Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, the Company regularly relies on capital markets for the issuance of long-term debt instruments as well as on bank financing from time to time. Instability or disruptions of the capital markets, including credit markets, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase the cost of financing sources. A significant deterioration of the Company’s financial condition could also reduce credit ratings and could limit or affect its access to external sources of capital and increase the costs of short and long-term debt financing.

Item 1B.  Unresolved Staff Comments
None

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

CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads.  At December 2014, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,391
Terminals and switching yards	9,397
Passing sidings and turnouts	923
Total	36,711

In addition to its physical track structure, CSXT operates numerous yards and terminals.  These serve as hubs between CSXT and its local customers and as sorting facilities where railcars often are received, re-sorted and placed onto new outbound trains.  The Company’s ten largest yards and terminals based on annual volume (number of railcars or intermodal containers processed) are listed below:

Yards and Terminals	Annual Volume (number of units processed)
Chicago, IL	1,039,431
Waycross, GA	648,206
Selkirk, NY	578,414
Willard, OH	550,170
Cincinnati, OH	534,214
Indianapolis, IN	532,368
Nashville, TN	482,932
Hamlet, NC	457,251
Louisville, KY	387,614
Toledo, OH	376,261

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

CSX CORPORATION
PART I

CSX Rail Network

Syracuse
Selkirk
Buffalo
Detroit
Chicago
Stanley
Walbridge
Cleveland
Willard
Greenwich
Cumberland
Columbus
Curtis Bay
Locust Point
Avon
Cincinnati
Russell
Richmond
Evansville
Louisville
Erwin
Rocky Mount
Nashville
Hamlet
Florence
Atlanta
Birmingham
Charleston
Montgomery
E. Savannah
Waycross
Major Terminals
I-90 Corridor
I-95 Corridor
Southeastern Corridor
Coal Network
CSX Rail Network
Mobile
Jacksonville
New Orleans
Tampa

CSX CORPORATION
PART I

Locomotives
     CSXT owns and long-term leases more than 4,000 locomotives, over which 98% are owned by CSXT.  From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2014, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

	Locomotives	%	Average Age (years)
Freight	3,719	87%	21
Switching	329	8%	35
Auxiliary Units	209	5%	22
Total	4,257	100%	21

Equipment
     In 2014, the average daily fleet of cars on line consisted of approximately 203,000 cars. At any time over half of the railcars on the CSXT system are not owned or leased by the Company.  Examples of these non-CSXT railcars are as follows: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars used to transport automobiles (which are shared among railroads).

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

CSX CORPORATION
PART I

At December 2014, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	25,275	38%
Open-top hoppers	11,555	17%
Multi-level flat cars	11,455	17%
Covered hoppers	10,153	16%
Box cars	7,569	11%
Flat cars	690	1%
Other cars	315	—%
Subtotal freight cars	67,012	100%
Containers	17,284
Total equipment	84,296

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
Michael J. Ward, 64 Chairman, President and Chief Executive Officer
 A 37-year veteran of the Company, Ward has served as Chairman, President and Chief Executive Officer of CSX since January 2003.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Fredrik J. Eliasson, 44 Executive Vice President and Chief Financial Officer
Eliasson has served as Executive Vice President and Chief Financial Officer of CSX since 2012 and is responsible for management and oversight of all financial and strategic planning activities, including accounting, financial planning, tax, treasury and investor relations. He also oversees the Company's business risk management processes, including the insurance function.

During his 19-year tenure with the Company, he has also served as Vice President of Sales and Marketing for CSX's chemicals and fertilizer business, Vice President of Emerging Markets, Vice President of Commercial Finance, and Vice President of Financial Planning and Analysis.

CSX CORPORATION
PART I

Name and Age	Business Experience
Oscar Munoz, 56 Executive Vice President and Chief Operating Officer
Munoz has been the Executive Vice President and Chief Operating Officer of CSXT since January 2012. He manages all aspects of the Company's operations across its 21,000 route-mile rail network, including transportation, service design, customer service, engineering, mechanical and technology. During his eleven-year tenure with the Company, he has also served as CSX’s Executive Vice President and Chief Financial Officer.

Munoz brings to the Company more than 25 years of experience from a variety of industries. Before joining CSX in 2003, Munoz served as Chief Financial Officer and Vice President of AT&T Consumer Services. He also has held key executive positions with other consumer products companies, including the Coca-Cola Company and Pepsico Corporation.

Clarence W. Gooden, 63 Executive Vice President of Sales and Marketing and Chief Commercial Officer
Gooden has been the Executive Vice President and Chief Commercial Officer of CSX since April 2004. He is responsible for generating customer revenue, forecasting business trends and developing CSX’s model for future revenue growth.

An employee of the Company for 44 years, Gooden has held key executive positions in both operations and sales and marketing.

Ellen M. Fitzsimmons, 54 Executive Vice President of Law and Public Affairs, General Counsel and Corporate Secretary
 Fitzsimmons has been the Executive Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary of CSX since December 2003.  She serves as the Company’s Chief Legal Officer and oversees all government relations and public affairs activities as well as internal audit and other risk management functions.

During her 23-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

Lisa A. Mancini, 55 Senior Vice President and Chief Administrative Officer
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

Carolyn T. Sizemore, 52 Vice President and Controller
Sizemore has served as Vice President and Controller of CSX since April 2002. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 25-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the NYSE, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock
     A total of 1.8 billion shares of common stock are authorized, of which 991,590,969 shares were outstanding as of December 2014.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering.  At January 23, 2015, the latest practicable date, there were 31,684 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was approximately 1 billion as of December 26, 2014.  (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2014
Dividends	$0.15	$0.16	$0.16	$0.16	$0.63
Common Stock Price
High	$29.45	$31.09	$32.66	$37.99	$37.99
Low	$25.84	$27.14	$29.07	$29.75	$25.84

2013
Dividends	$0.14	$0.15	$0.15	$0.15	$0.59
Common Stock Price
High	$24.67	$26.36	$26.90	$28.56	$28.56
Low	$19.36	$22.40	$22.89	$25.04	$19.36

CSX CORPORATION
PART II

Stock Performance Graph
     The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2009 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”), which is a registered trademark of the McGraw-Hill Companies, Inc., and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.  As shown in the graph, CSX's five-year stock returns significantly outpaced those of the S&P 500.

CSX CORPORATION
PART II

CSX Purchases of Equity Securities
CSX is required to disclose any purchases of its own common stock for the most recent quarter. CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During 2014 and 2013, CSX repurchased $517 million, or 17 million shares, and $353 million, or 14 million shares, respectively, of common stock under this program.

Share repurchase activity of $129 million for the fourth quarter 2014 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Fourth Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$259,283,292

October	1,294,275	$32.09	1,293,900	217,766,633

November	1,165,600	35.61	1,165,300	176,267,691

December	1,258,600	36.26	1,258,600	130,625,331

Ending Balance	3,718,475	$34.61	3,717,800	$130,625,331
(a) Fourth quarter 2014 consisted of the following fiscal periods: October (September 27, 2014 - October 24, 2014), November (October 25, 2014 - November 21, 2014), and December (November 22, 2014 - December 26, 2014).

(b) The difference of 675 shares between the "Total Number of Shares Repurchase" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION
PART II

Item 6.  Selected Financial Data
Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2014	2013	2012	2011	2010
Financial Performance
Revenue	$12,669	$12,026	$11,763	$11,795	$10,636
Expense	9,056	8,553	8,299	8,325	7,565
Operating Income	$3,613	$3,473	$3,464	$3,470	$3,071
Net Earnings from Continuing Operations	1,927	1,864	1,863	1,854	1,563

Operating Ratio	71.5%	71.1%	70.6%	70.6%	71.1%

Net Earnings Per Share:
From Continuing Operations, Basic	$1.93	$1.83	$1.80	$1.71	$1.37
From Continuing Operations, Assuming Dilution	1.92	1.83	1.79	1.70	1.35

Average Common Shares Outstanding
Basic	1,001	1,019	1,038	1,083	1,143
Assuming Dilution	1,002	1,019	1,040	1,089	1,154
Financial Position
Cash, Cash Equivalents and Short-term Investments	$961	$1,079	$1,371	$1,306	$1,346
Total Assets	33,053	31,782	30,723	29,491	28,026
Long-term Debt	9,514	9,022	9,052	8,734	8,051
Shareholders' Equity	11,176	10,504	9,136	8,598	8,798
Dividend Per Share	$0.63	$0.59	$0.54	$0.45	$0.33
Additional Data
Capital Expenditures (a)	$2,449	$2,313	$2,341	$2,297	$1,840
Employees -- Annual Averages	31,511	31,254	32,120	31,344	30,066

(a)
Capital expenditures include investments related to reimbursable public-private partnerships. These partnership investments of $8 million, $40 million, $166 million, $102 million and $15 million in 2014, 2013, 2012, 2011 and 2010, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore, the timing of receipts may differ from the timing of the investment.  See the capital expenditures table on page 38 for additional information.

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

STRATEGIC OVERVIEW

CSX provides rail-based freight transportation services including traditional rail service, the transport of intermodal containers and trailers as well as other transportation services such as rail-to-truck transfers and bulk commodity operations with its approximately 32,000 dedicated employees. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the economic success and improved global competitiveness of the United States. This improved competitiveness is driven by lower natural gas prices, increased foreign labor costs and supply chain factors.

The rail industry benefits from this improved global competitiveness, continued economic growth and the shift towards more rail-based solutions. U.S. demand to move more goods by rail is expected to rise and freight railroads provide the most environmentally efficient and economical means to meet this growing demand. CSX can move a ton of freight about 450 miles on one gallon of diesel fuel, as trains are four times more fuel efficient than trucks on average. Shipping freight by rail also alleviates highway congestion, eases air pollution and saves energy.

CSX's network reaches nearly two-thirds of the U.S. population, which accounts for the majority of the nation's consumption of goods. Through this network, the Company transports a diverse portfolio of commodities and products to meet the country's needs. These products range from agricultural goods, such as grains, to chemicals, automobiles, metals, building materials, paper, consumer products, and energy sources like coal, ethanol and crude oil. The Company categorizes these products into three primary lines of business: merchandise, intermodal and coal. CSX's transportation solutions connect industries and population centers across the United States with each other and with global markets through access to over 70 port facilities whereby meeting the transportation needs of energy producers, manufacturers, industrial producers, construction companies, farmers and feed mills, wholesalers and retailers and the United States Armed Forces.

Operating Initiatives
To support long-term growth, CSX is focused on meeting customers’ needs while improving profitability.  Several key operating initiatives have been implemented over the past several years that lay a foundation for meeting these objectives. The overall goal is sustained high customer service levels, which is in part achieved through a relentless focus on using advanced network modeling analytics and tools to create a disciplined, scheduled approach to designing and running CSX's network.  The Company continues to identify the most efficient, cost-effective routes for CSXT customers' traffic while providing timely service with the fewest handlings and car miles possible.

Through the Service Excellence initiative, CSX is building a culture that engages all employees and focuses on the value delivered to customers through improved service.  This initiative increases employee communication and dialogue to help identify and resolve customer issues at the lowest level, improving the customer experience and allowing CSX to grow the business.  This process involves engagement from all operating employees, as well as collaboration with sales and marketing employees and, ultimately, with the Company’s customers. Higher levels of customer service and satisfaction support CSX’s ability to profitably grow the business by increasing customer retention, price sustainability and asset utilization.

CSX CORPORATION
PART II

In addition, Total Service Integration (“TSI”) is intended to align operating capabilities with customers' needs to reduce loading and unloading times and create more capacity.  TSI was first implemented on the unit train network, where it has successfully increased the average number of cars per train and improved asset utilization.  CSX is implementing TSI for the carload network, which focuses on improving the “first and last mile” service experience for carload customers, providing a more consistent and reliable service product. The carload network is connected to more than 5,000 customer facilities and has a high degree of variability each day. New tools and technology are allowing the company to more effectively communicate with customers, not only providing the service the Company has promised to deliver but proactively notifying the customer of service status. Applying TSI to the carload network will improve service consistency for each merchandise shipper.

Finally, Enterprise Asset Management (“EAM”) focuses on improving the utilization of the company’s most critical assets, namely, crews, locomotives, cars and track infrastructure. Projects are currently in place to deploy technology, improve processes and reduce unproductive time. Because the railroad is an asset intensive industry, EAM helps reduce the overall expense associated with asset ownership by monitoring the overall condition of equipment, helping proactively schedule maintenance, increasing utilization and also effectively managing the investment required for new or replacement assets. By improving asset utilization, CSX expects to sustain long-term operating efficiencies and reduce future capital expenditures associated with asset replacement.

In summary, these initiatives are designed to improve service levels in a cost effective manner and enhance the reliability of rail transportation. These improvements to operational processes, customer communication and service are better aligning CSX's operating capabilities with customers' needs and are enabling the Company to capitalize on the growth opportunities described below.

Strategic Growth Opportunities
Intermodal
CSX’s intermodal business is an economical and environmentally friendly alternative to transporting freight on highways via truck. CSX’s intermodal network connects all major population centers east of the Mississippi River and is over 90% cleared for the use of double-stack (two containers high) intermodal movements. This positions the Company to capture a significant share of the incremental domestic intermodal market opportunity, estimated at nine million truckloads in the eastern United States that move over 550 miles. The Company’s highway-to-rail initiatives assist in capturing this traffic and also help customers identify conversion opportunities for both domestic moves and the U.S. portion of international moves.

CSX is also building new terminals and increasing network capacity to broaden its market presence in key growth areas. The Company's Northwest Ohio intermodal terminal, which started operations in 2011 and was expanded in 2014, is part of the National Gateway Initiative discussed below. This high-capacity terminal expands service offerings to customers, improves market access to and from east coast ports, reduces interchanges in Chicago and enhances the fluidity of the network. During 2014, the Company opened terminals in Winter Haven, FL and Quebec, Canada. The Company expects to begin construction on a new terminal near Pittsburgh, PA in 2015 enhancing the Company’s intermodal reach and supporting future growth.

CSX CORPORATION
PART II

Illinois Basin Coal Shift
Energy markets have shifted over the past few years and continue to evolve. In spite of declines in domestic utility coal consumption over the last few years, CSX coal volumes have recently grown as a result of colder winter weather. In the longer term, downward pressure on domestic coal volumes could resume as the result of increasingly stringent proposed environmental regulations and continued low natural gas prices. In addition, mining economics are causing a shift from Central Appalachian coal to thermal coal in the Illinois Basin and the Powder River Basin. To capitalize on these shifts, CSX continues to enhance its network to support these changes, such as adding sidings (track which enables trains on the same line to pass) and increasing yard capacity.

Export Coal
CSX export coal volume and pricing is subject to a high degree of volatility as a result of changes in the global economy, competition from foreign coal producers and regulatory shifts. Over the past few years, CSX has capitalized on the global coal demand in both steel manufacturing and power generation. Currently, both global thermal and metallurgical coal prices are low due to oversupply, but CSX sees long-term growth in global demand as developing countries become more urbanized. The Company remains opportunistic based on the global markets and the resulting level of demand. In addition to the Company’s ready access to large U.S. coal suppliers and multiple port facilities, CSX expects to continue to enhance the operating efficiency of its export coal network which will favorably position the Company to capitalize on growth as it is made available.

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

CSX’s LPG market is also benefiting from drilling in Ohio, Pennsylvania and West Virginia within the Utica shale region. Midstream energy companies, which are involved in the transportation, storage and wholesale of refined petroleum products, are taking advantage of the abundance of inexpensive wet gas with newly constructed gas processing plants (or “fractionators”) in the region. Rail will also play a vital role in moving LPG products from the fractionators to the market.

CSX’s frac sand market (a key input in the drilling process) has also expanded rapidly over the last few years. The Company has invested in new operating capacity, such as railcars and terminals, to accommodate this growth, which has been concentrated mainly in the region of the Utica shale and the western Marcellus shale (which covers most of western Pennsylvania and northern West Virginia). The CSX network not only provides access to many frac sand transload terminals located near the drilling activity but also offers the advantage of CSX-direct routes from several key sand producing regions to the frac sand terminals.

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

As part of the National Gateway project, CSX expects to break ground on the modernization of the Virginia Avenue Tunnel in Washington, D.C. in 2015.This project will improve the flow of freight traffic through the District of Columbia and will eliminate a rail-traffic bottleneck that also impacts commuter and passenger trains in the region. The new structure will provide double-stack train clearances in Maryland, West Virginia and the District of Columbia. Going forward, CSX will continue to explore other opportunities to partner with the public sector to maximize the many public benefits of freight rail.

Balanced Approach to Cash Deployment
CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying cash that includes investments in the business, dividend growth and share repurchases. In 2014, the Company invested $2.4 billion to further enhance the capacity, quality, safety and flexibility of its network. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. During 2014, the Company announced a 7 percent increase in the quarterly cash dividend to $0.16 per common share. The Company has increased its quarterly cash dividend 12 times over the last nine years which represents a 27 percent compounded annual growth rate. Also in 2014, CSX continued share repurchases under its $1 billion program which began in 2013 and is expected to be completed in 2015 based on market and business decisions. CSX repurchased $517 million, or 17 million shares, during 2014 under this program. Since 2006, CSX has repurchased 493 million shares (adjusted for stock splits) for $8.8 billion, which represents about one-half of total shares outstanding. As part of this balanced approach, the Company is committed to maintaining a credit profile consistent with a BBB+ rating by Standard & Poor’s and a Baa1 rating by Moody’s Investment Services.

Summary
These operating initiatives, strategic growth areas, long-term investments and shareholder returns discussed above provide a foundation for volume growth, productivity improvement, enhanced customer service and continued advancements in the safety and reliability of operations. To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value. CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company's rail service would be reflected in any potential new legislation or policies.

CSX CORPORATION
PART II

2014 HIGHLIGHTS

• Revenue of $12.7 billion increased $643 million or 5% year over year driven by 6% volume growth across nearly all markets.

• Expenses of $9.1 billion increased $503 million or 6% year over year primarily as a result of volume-related costs, inflation and network performance costs.

• Operating income of $3.6 billion increased $140 million or 4%.

• Operating ratio of 71.5% increased 40 basis points from 71.1%.

•	Earnings per diluted share of $1.92 increased $0.09 or 5%.

	Fiscal Years
(in Thousands)	2014	2013	2012
Volume	6,922	6,539	6,409

(in Millions)
Revenue	$12,669	$12,026	$11,763
Expense	9,056	8,553	8,299
Operating Income	$3,613	$3,473	$3,464
Operating Ratio	71.5%	71.1%	70.6%

Earnings per diluted share	$1.92	$1.83	$1.79

For additional information, refer to Results of Operations discussed on pages 28 to 35.

CSX CORPORATION
PART II

Free Cash Flow (Non-GAAP Measure)
Free cash flow is considered a non-GAAP financial measure under SEC Regulation G, Disclosure of Non-GAAP Measures. Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principle reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities.  Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities.  As described below, free cash flow before dividends increased $24 million year over year to $919 million. The primary reason for the increase in free cash flow from the prior year is primarily due to the following:

•	Higher operating income of $140 million

•	Lower taxes paid of $83 million

•	Partially offsetting these increases were higher property additions of $136 million

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2014	2013	2012
(Dollars in Millions)
Net cash provided by operating activities	$3,343	$3,267	$2,946
Property additions (a)	(2,449)	(2,313)	(2,341)
Proceeds from property dispositions	62	53	186
Other investing activities	(37)	(112)	(70)
Free Cash Flow (before payment of dividends)	$919	$895	$721

(a)
Property additions include investments related to reimbursable public-private partnerships. These partnership investments of $8 million, $40 million and $166 million in 2014, 2013 and 2012 respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

CSX CORPORATION
PART II

RESULTS OF OPERATIONS

2014 vs. 2013 Results of Operations

	Fiscal Years
	2014	2013	$ Change	% Change
(Dollars in Millions)
Revenue	$12,669	$12,026	$643	5%
Expense
Labor and Fringe	3,377	3,138	(239)	(8)
Materials, Supplies and Other	2,484	2,275	(209)	(9)
Fuel	1,616	1,656	40	2
Depreciation	1,151	1,104	(47)	(4)
Equipment and Other Rents	428	380	(48)	(13)
Total Expense	9,056	8,553	(503)	(6)
Operating Income	3,613	3,473	140	4
Interest Expense	(545)	(562)	17	3
Other Income - Net	(24)	11	(35)	(318)
Income Tax Expense	(1,117)	(1,058)	(59)	(6)
Net Earnings	$1,927	$1,864	$63	3
Earnings Per Diluted Share:
Net Earnings	$1.92	$1.83	$0.09	5%
Operating Ratio	71.5%	71.1%		(40) bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Agricultural
Agricultural Products	419	390	7%	$1,130	$1,013	12%	$2,697	$2,597	4%
Phosphates and Fertilizers	330	327	1	534	527	1	1,618	1,612	—
Food and Consumer	94	96	(2)	265	269	(1)	2,819	2,802	1
Industrial
Chemicals	620	532	17	2,178	1,896	15	3,513	3,564	(1)
Automotive	435	432	1	1,213	1,217	—	2,789	2,817	(1)
Metals	276	262	5	701	644	9	2,540	2,458	3
Housing and Construction
Forest Products	307	298	3	819	775	6	2,668	2,601	3
Minerals	293	275	7	459	432	6	1,567	1,571	—
Waste and Equipment	158	150	5	309	264	17	1,956	1,760	11
Total Merchandise	2,932	2,762	6	7,608	7,037	8	2,595	2,548	2
Coal	1,262	1,195	6	2,849	2,895	(2)	2,258	2,423	(7)
Intermodal	2,728	2,582	6	1,790	1,697	5	656	657	—
Other	—	—	—	422	397	6	—	—	—
Total	6,922	6,539	6%	$12,669	$12,026	5%	$1,830	$1,839	—%

CSX CORPORATION
PART II

2014 vs. 2013 Results of Operations
 Revenue
Volume increased 6% year over year with growth across most markets. Revenue increased by 5% year over year driven by this broad-based volume growth.

Merchandise
Agricultural
Agricultural Products - Volume growth was driven by increased shipments of grain and ethanol. A combined record corn and soybean crop in 2013 led to higher grain shipments and reduced U.S. corn prices resulting in increased ethanol production in 2014.

Phosphates and Fertilizers - Volume growth was driven by increased shipments of finished fertilizer products to replenish inventories and phosphate rock shipments due to capacity at a customer facility returning to normal levels.

Food and Consumer - Volume declined due to lower shipments of canned goods and rice. The decline in canned goods was driven by market losses, while rice shipments were lower as customers substituted lower-priced corn. This decline was partially offset by growth in alcoholic beverage shipments due to a customer’s gain in market share.

Industrial
Chemicals - Volume growth was driven by an increase in energy-related shipments that included crude oil, liquefied petroleum gas (LPG) and frac sand. The rise in crude oil shipments to East Coast refineries was due to increased supply of low-cost crude oil from shale drilling activity.

Automotive - Volume increased as North American light vehicle production grew, but rail equipment shortages due to network performance in early 2014 tempered this growth.

Metals - Volume growth was driven by an increase in sheet steel shipments due to growth in automotive production and market gains.

Housing and Construction
Forest Products -Volume increased due to increased shipments of building products and pulpboard. Building products was driven by the continued recovery in the residential housing market. Pulpboard shipments increased due to modal conversions and inventory replenishments that resulted from reduced production late last year.

Minerals - Volume growth was driven by increased shipments of aggregates (which include crushed stone, sand and gravel) and salt. Aggregates was driven by the continued recovery in construction activity, while salt shipments grew due to increased application of road salt and inventory replenishment as a result of the severe winter weather in early 2014.

Waste and Equipment - Volume increased due to growth in machinery shipments of wind energy components and municipal solid waste shipments from a new service offering to a customer location. This growth was partially offset by lower industrial waste shipments due to the completion of one-time remediation projects.

CSX CORPORATION
PART II

Coal
Domestic volume increased due to higher shipments attributable to higher natural gas prices, marketplace gains and utilities replenishing stockpiles. This growth was partially offset by a decrease in export coal as a result of softening global market conditions.

Intermodal
Domestic volume increased as a result of growth with existing customers and continued success with highway-to-rail conversions. International volume also increased due to growth with customers in global container shipments moving to inland destinations.

Other
Other revenue increased primarily due to higher incidental revenue associated with higher volume partially offset by decline in revenue from customers who did not meet minimum contractual volumes.

Expense
In 2014, total expenses increased $503 million, or 6%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses increased $239 million primarily due to the following items:

•	Volume-related costs were $71 million higher primarily due to increased workforce levels to capture strong customer demand.

•	Inflation was $67 million higher.

•	Labor costs were $49 million higher due to overtime and relief crews associated with weather disruptions earlier in the year and efforts to improve network performance.

•	An initial charge for $39 million was recognized in the fourth quarter of 2014 as a result of an initiative to reduce the management workforce.

•
Labor costs were $30 million higher due to an amended locomotive maintenance service agreement where CSX now provides oversight of the labor force. Outside service costs shifted from materials, supplies and other to labor and fringe. Overall expense is neutral for the year.

•	Other costs were $17 million lower primarily due to reduced pension costs and incentive compensation costs that reflect lower award payments.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal services at automotive facilities and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expenses increased$209 million primarily driven by the following:

•	Prior year real estate gains were $85 million. No gains were recognized in the current year.

•	Volume-related costs rose $58 million primarily due to increased resource levels in response to the 6% volume growth to help capture strong customer demand.

•	Utilities, materials and foreign locomotive costs were $44 million higher in response to weather-related service challenges earlier in the year and efforts to improve network performance.

•	Inflation was $39 million higher.

•	Risk-related costs increased by $13 million due to higher derailments earlier in the year, which reflect the increase in the FRA train accident frequency rate.

CSX CORPORATION
PART II

•	Partially offsetting these increases was the amended locomotive maintenance agreement which shifted $30 million to labor and fringe as referenced above.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $40 million driven by the following:

•	Average fuel price per gallon decreased $0.22 to $2.95 per gallon versus the prior year which reduced expenses by $112 million.

•	Improved efficiency reduced expenses by $19 million.

•	Volume-related costs were $99 million higher.

•	Other fuel savings were $8 million.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $47 million primarily due to a larger asset base.

Equipment and Other includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, offices and other rentals. These expenses increased $48 million driven by the following:

•	Car hire costs were $31 million higher due to volume, longer car cycle times and network performance.

•	Inflation resulted in $18 million of additional costs related to rates on automotive, intermodal and coal cars.

•	Other costs improved $1 million.

Interest expense decreased $17 million to $545 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other (expense) income - net decreased $35 million to an expense of $24 million primarily due to an increase in estimated environmental cleanup costs of $17 million related to non-operating activities as well as costs of $16 million associated with the early redemption of long-term debt.

Income tax expense increased $59 million to $1.1 billion primarily due to higher earnings partially offset by favorable state legislative changes.

Net earnings increased $63 million to $1.9 billion, and earnings per diluted share increased $0.09 to $1.92 due to the factors mentioned above. Lower average shares outstanding also had a positive impact on earnings per diluted share.

CSX CORPORATION
PART II

2013 vs. 2012 Results of Operations

	Fiscal Years
	2013	2012	$ Change	% Change
(Dollars in Millions)
Revenue	$12,026	$11,763	$263	2%
Expense
Labor and Fringe	3,138	3,020	(118)	(4)
Materials, Supplies and Other	2,275	2,156	(119)	(6)
Fuel	1,656	1,672	16	1
Depreciation	1,104	1,059	(45)	(4)
Equipment and Other Rents	380	392	12	3
Total Expense	8,553	8,299	(254)	(3)
Operating Income	3,473	3,464	9	—
Interest Expense	(562)	(566)	4	1
Other Income - Net	11	73	(62)	(85)
Income Tax Expense	(1,058)	(1,108)	50	5
Net Earnings	$1,864	$1,863	$1	—
Earnings Per Diluted Share:
Net Earnings	$1.83	$1.79	$0.04	2%
Operating Ratio	71.1%	70.6%		(50) bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2013	2012	% Change	2013	2012	% Change	2013	2012	% Change
Agricultural
Agricultural Products	390	394	(1)%	$1,013	$1,007	1%	$2,597	$2,556	2%
Phosphates and Fertilizers	327	321	2	527	512	3	1,612	1,595	1
Food and Consumer	96	100	(4)	269	273	(1)	2,802	2,730	3
Industrial
Chemicals	532	471	13	1,896	1,682	13	3,564	3,571	—
Automotive	432	425	2	1,217	1,154	5	2,817	2,715	4
Metals	262	263	—	644	635	1	2,458	2,414	2
Housing and Construction
Minerals	275	270	2	432	409	6	1,571	1,515	4
Waste and Equipment	150	138	9	264	262	1	1,760	1,899	(7)
Forest Products	298	286	4	775	722	7	2,601	2,524	3
Total Merchandise	2,762	2,668	4	7,037	6,656	6	2,548	2,495	2
Coal	1,195	1,290	(7)	2,895	3,190	(9)	2,423	2,473	(2)
Intermodal	2,582	2,451	5	1,697	1,594	6	657	650	1
Other	—	—	—	397	323	23	—	—	—
Total	6,539	6,409	2%	$12,026	$11,763	2%	$1,839	$1,835	—%

CSX CORPORATION
PART II

2013 vs. 2012 Results of Operations
Revenue
Volume increased 2% year-over-year as growth in merchandise and intermodal more than offset lower coal volume. Total revenue increased by 2% year-over-year driven by this volume growth, pricing gains across most markets offset by negative mix.

Merchandise
Agricultural

Agricultural Products - Volume declined due to a reduction in shipments of feed grain and ethanol. Feed grain shipments were impacted by low supplier inventories caused by 2012’s drought and increased competition from imports. Ethanol shipments declined as a result of increased competition from imports, lower production and competitive losses.

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

CSX CORPORATION
PART II

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

Intermodal
Domestic volume growth was driven by continued success with highway-to-rail conversions, growth with existing customers, and service product enhancements. International volume increased due to strength with existing customers and the cycling of disruptions resulting from Hurricane Sandy in the prior year.

Other
Other revenue increased primarily due to higher revenue from customers who did not meet minimum contractual volumes.

Expenses
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

•
Gains recognized decreased $19 million year over year. Gains from the prior year related to the sale of operating rail corridors to the state of Florida and to the Commonwealth of Massachusetts were $104 million. Gains in 2013 were $85 million for the sale of operating rail corridor to the state of Florida, a non-monetary exchange of easements and rail assets as well as a deferred gain recognized from a closure arrangement related to a prior conveyance of a formerly-owned company.

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

CSX CORPORATION
PART II

Operating Statistics (Estimated)

	Fiscal Years
	2014	2013	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.95	0.90	(6)%

FRA Train Accident Rate	2.22	1.98	(12)%
On-Time Train Originations	56%	89%	(37)%
On-Time Destination Arrivals	45%	81%	(44)%
Dwell	26.3	22.2	(18)%
Train Velocity	20.1	23.2	(13)%
Cars-On-Line (a)	203,699	182,266	(12)%

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

The Company consistently collaborates with the FRA and industry organizations as well as federal, state and local governments on the development and implementation of safety programs and initiatives. For example, earlier this year, CSX and other major freight railroads met with the U.S. Department of Transportation ("DOT") and other key stakeholders to discuss potential safety enhancements to our nation’s freight railroad network. CSX, as part of a wider industry initiative, voluntarily committed to take specific long-term actions to increase its strong safety performance. CSX agreed to reduce the speed of certain trains to 40 miles per hour through high threat urban areas, increase the frequency of track inspections, and work collaboratively and proactively with local communities to address area-specific concerns. Furthermore, CSX partnered with Operation Lifesaver, Inc., the DOT and other major railroads in the Common Sense campaign to reduce the number of injuries and fatalities around the railroad right of way. CSXT continues an ongoing public safety program to clear-cut trees and vegetation at public passive highway-rail intersections (crossings with no flashing lights or gates) to improve the public's ability to discern rail activities.

CSX CORPORATION
PART II

      At CSX, operational success is built on employee commitment to maintaining a constant focus on safety. During 2014, the FRA reportable personal injury frequency index worsened 6 percent year over year to 0.95. The reported FRA train accident frequency rate weakened 12 percent year over year to 2.22. Despite these results, CSX remains an industry leader in employee safety.

Despite significant volume growth, the Company expects service to gradually improve to superior levels with the addition of strategic infrastructure investments, locomotives and operating employees coming online. On-time originations were 56 percent and on-time arrivals were 45 percent, which are both down versus 2013 but stabilized by the end of the year. Year over year, average train velocity declined 13 percent to 20.1 miles per hour and dwell worsened 18 percent to 26.3 hours.

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

Total assets as well as total liabilities and shareholders' equity increased $1.3 billion from prior year. The increase in assets was driven by higher net properties of $1.3 billion resulting from planned capital investments. The increase in total liabilities and shareholders' equity combined was driven by net earnings of $1.9 billion, higher pension and other post-retirement benefit liabilities of $269 million mostly driven by lower discount rates and higher deferred income taxes of $196 million primarily related to accelerated tax depreciation. Partially offsetting these increases were dividends paid of $629 million and share repurchases of $517 million.

Significant cash flows
The following tables present net cash provided by (used in) operating, investing and financing activities for full years 2012, 2013 and 2014.

				2014 vs. 2013	2013 vs. 2012
Dollars in millions	2014	2013	2012	$ Var	$ Var
Net cash provided by operating activities	$3,343	$3,267	$2,946	$76	$321
Net cash used in investing activities	$(2,183)	$(2,227)	$(2,277)	$44	$50
Net cash used in financing activities	$(1,083)	$(1,232)	$(668)	$149	$(564)

CSX CORPORATION
PART II

Sources of Cash
The Company has multiple sources of cash.  First, the Company generates cash from operations, and in 2014, the Company generated $3.3 billion of cash from operating activities which was $76 million higher than the prior year primarily driven by higher net earnings. In 2013, the Company generated $3.3 billion of cash from operating activities which increased $321 million from 2012 primarily driven by a $275 million contribution to the Company's qualified pension plans in 2012 that did not repeat.

Second, CSX has access to numerous financing sources including a $1 billion five-year unsecured revolving credit facility that expires in September 2016.  As of the date of this filing, the Company has no outstanding balances under this facility.  See Note 9, Debt and Credit Agreements for more information.

CSX filed a shelf registration statement with the SEC on February 15, 2013.  This shelf registration statement is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.

Uses of Cash
CSX continued to invest in its business to create long-term value for shareholders.  In 2014, net cash used in investing activities was $2.2 billion, a decrease in spending of $44 million from the prior year primarily driven by higher net sales of short-term investments. In 2013, net cash used in investing activities was $2.2 billion, a decrease in spending of $50 million from 2012 primarily driven by higher net sales of short-term investments partially offset by lower proceeds from property dispositions.

 The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2014	2013	2012
Track	$750	$793	$792
Bridges, Signals and Other	538	415	429
Total Infrastructure	1,288	1,208	1,221
Freight Cars	329	146	288
Capacity and Commercial Facilities	452	346	218
Regulatory (including PTC)	321	318	270
Locomotives	51	255	178
Public-Private Partnerships - net (a)	8	40	166
Total Capital Expenditures (a)	$2,449	$2,313	$2,341

(a)
Total capital expenditures shown above include investments related to reimbursable public-private partnerships. These partnership investments are for projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

CSX CORPORATION
PART II

Planned capital investments for 2015 are expected to be $2.5 billion, including expected spending of approximately $300 million for PTC. This $2.5 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year. Approximately half of the 2015 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and service improvements to optimize performance. CSX intends to fund capital investments through cash generated from operations.

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.9 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through 2014 was $1.2 billion.

In addition to capital investments, the Company uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders.  In 2014, net cash used in financing activities was $1.1 billion, which represents a decrease in spending of $149 million. This decrease was driven by higher net long-term debt issued of $347 million (net of debt repayments) partially offset by share repurchases of $164 million. In 2013, net cash used in financing activities was $1.2 million, which was an increase in spending of $564 million driven by higher debt repayments and a lower amount of debt issued, partially offset by lower share repurchases.

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

Liquidity and Working Capital
Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with $961 million of cash, cash equivalents and short-term investments.  CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. Additionally in 2014, CSX issued a total of $1 billion of new long-term debt. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 9, Debt and Credit Agreements.

The Company's $250 million receivables securitization facility has a three-year term and expires in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. The Company anticipates either renewing the facility or replacing it with another liquidity-based solution. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

CSX CORPORATION
PART II

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $465 million and $178 million at December 2014 and 2013, respectively.  This increase since the prior year is primarily due to a lower current maturities of long-term debt, partially offset by a net decrease in short-term investments driven by higher sales of these investments. Also, see sources and uses of cash description above.

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

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings improved during 2014. As of December 2013 and December 2014, S&P's long-term rating on CSX was BBB+ (Stable). Moody's improved the long-term credit rating on CSX from Baa2 at December 2013, to Baa1 (Stable) as of December 2014.  Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt.  In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

CSX CORPORATION
PART II

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2015	2016	2017	2018	2019	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$228	$21	$631	$619	$518	$7,725	$9,742
Interest on Debt	518	487	465	424	386	5,875	8,155
Purchase Obligations (See Note 7)	963	496	190	181	170	1,272	3,272
Other Post-Employment Benefits (See Note 8) (a)	52	49	49	46	44	197	437
Operating Leases - Net (See Note 7) (b)	49	43	34	26	17	75	244
Agreements with Conrail (b)	26	26	26	26	26	124	254
Total Contractual Obligations	$1,836	$1,122	$1,395	$1,322	$1,161	$15,268	$22,104

Other Commitments (c)	$136	2	4	3	2	6	$153

(a)
Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.

(b)
Agreements with Conrail represent minimum future lease payments of $254 million under the shared asset area agreements (see Note 12, Related Party Transactions). These amounts plus total operating leases-net of $244 million above equals total net lease commitments of $498 million disclosed in Note 7, Commitments and Contingencies.

(c)
Other commitments of $153 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships.  Surety bonds of $57 million and letters of credit of $38 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $21 million which include interest and penalties are all included in year 2015. The year of settlement cannot be reasonably estimated, however, the Company believes at least $2 million of these unrecognized tax benefits will be resolved in the next 12 months. Contractual commitments related to public-private partnerships are $37 million.

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

Casualty, Environmental and Legal Reserves
 Casualty
Casualty reserves of $265 million in 2014 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the Company's self-insured retention amount.  In accordance with the Contingencies Topic in the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC"), to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. During 2014, 2013 and 2012, there were no significant changes in estimate recorded to adjust casualty reserves.

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

CSXT retains an independent actuary to assist management in assessing the value of personal injury claims.  An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Occupational & Asbestos
Occupational claims arise from allegations of exposures to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

The Company is also party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to asbestos and the onset of the disease) which can range from ten to 40 years after exposure.

Occupational claims, excluding asbestos, are analyzed on a quarterly basis by an independent actuary in order to determine the number of unasserted, or incurred but not reported (“IBNR”), claims. The actuary’s analyses are reviewed by management. With the exception of carpal tunnel, management has determined that seven years is the most probable time period in which these unasserted occupational claim filings and claim values can be estimated. Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

Asbestos claims are analyzed by an independent specialist in order to determine the number of unasserted, or incurred but not reported (“IBNR”), claims. Since exposure to asbestos has been substantially eliminated, management reviews asserted asbestos claims quarterly and the review by the specialist is completed annually. In 2014, management increased the forecast period from seven years to ten years. Based on a review of historical settlement trends, management concluded that ten years is the most probable time period in which unasserted asbestos claim filings and claim values can be estimated. The Company does not believe there is sufficient data to justify a projection period longer than ten years at this time. The change in the forecast period resulted in an immaterial increase in the asbestos reserves during 2014.

The actuary and specialist analyze CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves. The potentially exposed population is estimated by using CSXT’s employment records and industry data. From this analysis, the actuary and specialist provide estimates of the IBNR claims liabilities.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Environmental
 Environmental reserves were $94 million for 2014. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 250 environmentally impaired sites.  Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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
Pension and Post-retirement Medical Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel.  For employees hired prior to January 1, 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2014, the projected benefit obligation for the Company’s pension plans and other post-employment benefit plans were $3 billion and $340 million, respectively. No significant contributions to the Company's qualified pension plans are expected in 2015.

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

The discount rates used by the Company to value its 2014 pension and post-retirement obligations are 4.00% and 3.60%, respectively.  For 2013, the discount rate used by the Company to value its pension and post-retirement obligations was 4.75% and 4.25%, respectively.  Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan.  As of December 2014, the estimated duration of pensions and post-retirement benefits is approximately 12 years and 8 years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates.  In general, if interest rates decline or rise, the assumed discount rates will change.

Long-term Rate of Return on Plan Assets
     The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, it is adjusted less frequently than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its pension obligation was 7.25% and 7.50% in 2014 and 2013, respectively.

Salary Scale Inflation Rates
     Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 3.75% to value its 2014 and 2013 pension obligations.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age.  These assumptions are based upon historical data, recent plan experience and industry trends and are selected by management.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

2015 Estimated Pension and Post-retirement Expense
Net pension and post-retirement benefits expense for 2015 is expected to be approximately $70 million and $20 million, respectively, compared to $58 million and $20 million, respectively, in 2014.  The increase in pension expense is primarily related to lower discount rates and adoption of new mortality tables, partially offset by favorable pension asset experience.

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, salaries and health care costs on the 2014 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB

Discount Rate 1% change	$23	$2
Long-term Rate of Return 1% change	$23	N/A
Salary Inflation 1% change	$9	N/A

Depreciation Policies for Assets Utilizing the Group-Life Method
The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise 85% of total fixed assets of $39 billion on a gross basis at December 2014. All other assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management's assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices.  The STB requires depreciation studies be performed for equipment assets every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets every six years.  In 2014, the Company completed a depreciation study for its road and track assets. In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets. The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets.

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

Recent experience with depreciation studies has resulted in depreciation rate changes which did not materially affect the Company’s annual depreciation expense of $1.2 billion and $1.1 billion for 2014 and 2013, respectively.  A 1% change in the average life of all group-life assets would result in an approximate $10 million change to the Company’s annual depreciation expense.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Income Taxes
CSX accounts for income taxes in accordance with the Income Taxes Topic in the ASC that addresses how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under this topic, the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities based on the technical merits of the position.  The amount recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate resolution.

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2013.    During 2014, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2014.  Management believes an adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.  As of December 2014, the Company’s uncertain tax positions were $21 million.

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
PART II

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
PART II

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes.  Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates. As of December 2014, CSX does not have a material amount of floating rate debt obligations outstanding, and therefore fluctuations in the interest rate would not have a material impact on the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	53

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	54
December 26, 2014
December 27, 2013
December 28, 2012

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	55
December 26, 2014
December 27, 2013
December 28, 2012

Consolidated Balance Sheets as of:	56
December 26, 2014
December 27, 2013

Consolidated Cash Flow Statements for Fiscal Years Ended:	57
December 26, 2014
December 27, 2013
December 28, 2012

Consolidated Statements of Changes in Shareholders' Equity:	58
December 26, 2014
December 27, 2013
December 28, 2012

Notes to Consolidated Financial Statements	59

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation as of December 26, 2014 and December 27, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three fiscal years ended December 26, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation at December 26, 2014 and December 27, 2013, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 26, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation's internal control over financial reporting as of December 26, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 11, 2015

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2014	2013	2012
Revenue	$12,669	$12,026	$11,763
Expense
Labor and Fringe	3,377	3,138	3,020
Materials, Supplies and Other	2,484	2,275	2,156
Fuel	1,616	1,656	1,672
Depreciation	1,151	1,104	1,059
Equipment and Other Rents	428	380	392
Total Expense	9,056	8,553	8,299

Operating Income	3,613	3,473	3,464

Interest Expense	(545)	(562)	(566)
Other (Expense) Income - Net (Note 10)	(24)	11	73
Earnings Before Income Taxes	3,044	2,922	2,971

Income Tax Expense (Note 11)	(1,117)	(1,058)	(1,108)
Net Earnings	$1,927	$1,864	$1,863

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.93	$1.83	$1.80
Assuming Dilution	$1.92	$1.83	$1.79

Average Common Shares Outstanding (Millions)
Basic	1,001	1,019	1,038
Assuming Dilution	1,002	1,019	1,040

Cash Dividends Paid Per Common Share	$0.63	$0.59	$0.54

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2014	2013	2012
Net Earnings	$1,927	$1,864	$1,863
Other Comprehensive (Loss) Income, Net of Tax:
Pension and Other Post-Employment Benefits	(149)	389	(52)
Other	6	24	(9)
Total Other Comprehensive (Loss) Income	(143)	413	(61)
Comprehensive Earnings (Note 14)	$1,784	$2,277	$1,802

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$669	$592
Short-term Investments	292	487
Accounts Receivable - Net (Note 1)	1,129	1,052
Materials and Supplies	273	252
Deferred Income Taxes	141	155
Other Current Assets	68	64
Total Current Assets	2,572	2,602

Properties	39,343	37,184
Accumulated Depreciation	(10,759)	(9,893)
Properties - Net (Note 6)	28,584	27,291

Investment in Conrail (Note 12)	779	752
Affiliates and Other Companies	577	546
Other Long-term Assets	541	591
Total Assets	$33,053	$31,782
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$845	$957
Labor and Fringe Benefits Payable	613	587
Casualty, Environmental and Other Reserves (Note 5)	142	151
Current Maturities of Long-term Debt (Note 9)	228	533
Income and Other Taxes Payable	163	91
Other Current Liabilities	116	105
Total Current Liabilities	2,107	2,424

Casualty, Environmental and Other Reserves (Note 5)	276	300
Long-term Debt (Note 9)	9,514	9,022
Deferred Income Taxes (Note 11)	8,858	8,662
Other Long-term Liabilities	1,122	870
Total Liabilities	21,877	21,278

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	992	1,009
Other Capital	92	61
Retained Earnings (Note 1)	10,734	9,936
Accumulated Other Comprehensive Loss (Note 14)	(666)	(523)
Noncontrolling Minority Interest	24	21
Total Shareholders' Equity	11,176	10,504
Total Liabilities and Shareholders' Equity	$33,053	$31,782

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2014	2013	2012
OPERATING ACTIVITIES
Net Earnings	$1,927	$1,864	$1,863
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,151	1,104	1,059
Deferred Income Taxes	298	300	592
Contributions to Qualified Pension Plans (Note 8)	—	—	(275)
Gain on Property Dispositions	(11)	(70)	(166)
Other Operating Activities	14	(35)	(64)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(119)	(6)	61
Other Current Assets	(26)	36	(32)
Accounts Payable	1	28	(4)
Income and Other Taxes Payable	74	(67)	(14)
Other Current Liabilities	34	113	(74)
Net Cash Provided by Operating Activities	3,343	3,267	2,946
INVESTING ACTIVITIES
Property Additions	(2,449)	(2,313)	(2,341)
Purchase of Short-term Investments	(1,433)	(1,256)	(633)
Proceeds from Sales of Short-term Investments	1,674	1,401	581
Proceeds from Property Dispositions	62	53	186
Other Investing Activities	(37)	(112)	(70)
Net Cash Used in Investing Activities	(2,183)	(2,227)	(2,277)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	1,000	500	1,100
Long-term Debt Repaid (Note 9)	(933)	(780)	(508)
Dividends Paid	(629)	(600)	(558)
Stock Options Exercised	—	9	14
Shares Repurchased	(517)	(353)	(734)
Other Financing Activities	(4)	(8)	18
Net Cash Used in Financing Activities	(1,083)	(1,232)	(668)
Net (Decrease) Increase in Cash and Cash Equivalents	77	(192)	1
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	592	784	783
Cash and Cash Equivalents at End of Period	$669	$592	$784

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$575	$595	$592
Income Taxes Paid	$741	$824	$506

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding(Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Interest	Total Shareholders' Equity
December 30, 2011	1,049,157	$1,055	$8,405	$(875)	$13	$8,598
Comprehensive Earnings:
Net Earnings	—	—	1,863	—	—	1,863
Other Comprehensive Loss (Note 14)	—	—	—	(61)	—	(61)
Total Comprehensive Earnings						1,802
Common stock dividends, $0.54 per share	—	—	(558)	—	—	(558)
Share Repurchases	(34,088)	(34)	(700)	—	—	(734)
Bond Conversions	155	1	—	—	—	1
Stock Option Exercises and Other	5,261	26	—	—	1	27
December 28, 2012	1,020,485	1,048	9,010	(936)	14	9,136
Comprehensive Earnings:
Net Earnings	—	—	1,864	—	—	1,864
Other Comprehensive Income (Note 14)	—	—	—	413	—	413
Total Comprehensive Earnings						2,277
Common stock dividends, $0.59 per share	—	—	(600)	—	—	(600)
Share Repurchases	(13,791)	(14)	(339)	—	—	(353)
Bond Conversions	1	—	—	—	—	—
Stock Option Exercises and Other	2,165	36	1	—	7	44
December 27, 2013	1,008,860	1,070	9,936	(523)	21	10,504
Comprehensive Earnings:
Net Earnings	—	—	1,927	—	—	1,927
Other Comprehensive Loss (Note 14)	—	—	—	(143)	—	(143)
Total Comprehensive Earnings						1,784
Common stock dividends, $0.63 per share	—	—	(629)	—	—	(629)
Share Repurchases	(17,010)	(17)	(500)	—	—	(517)
Bond Conversions	134	1	—	—	—	1
Other	(393)	30	—	—	3	33
December 26, 2014	991,591	$1,084	$10,734	$(666)	$24	$11,176

(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax.  The associated taxes were $496 million, $266 million and $354 million for 2012, 2013 and 2014, respectively. For additional information see Note 14, Other Comprehensive Income.

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

The Company’s annual average number of employees was approximately 32,000 in 2014, which includes approximately 26,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business
During 2014, the Company services generated $12.7 billion of revenue and served three primary lines of business:

•
The merchandise business shipped over 2.9 million carloads and generated approximately 60% of revenue and 42% of volume in 2014. The Company’s merchandise business is the most diverse market and transports aggregates (which include crushed stone, sand and gravel), metal, phosphate, fertilizer, food, consumer (manufactured goods and appliances), agricultural, automotive, paper and chemical products.

•
The coal business shipped nearly 1.3 million carloads and accounted for 22% of revenue and 18% of volume in 2014.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Almost half of export coal and nearly all of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for approximately 14% of revenue and 40% of volume in 2014. The intermodal line of business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a competitive cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for approximately 4% of the Company’s total revenue in 2014.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 26, 2014 and December 27, 2013, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2014, 2013 and 2012. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

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

Fiscal years 2014, 2013 and 2012 each consisted of 52 weeks ending on December 26, 2014, December 27, 2013 and December 28, 2012, respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.

Principles of Consolidation
     The consolidated financial statements include results of operations of CSX and subsidiaries over which CSX has majority ownership or financial control. All significant intercompany accounts and transactions have been eliminated. Most investments in companies that were not majority-owned were carried at cost (if less than 20% owned and the Company has no significant influence) or were accounted for under the equity method (if the Company has significant influence but does not control). These investments are reported within Investment in Conrail or Affiliates and Other Investments on the consolidated balance sheets.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Cash and Cash Equivalents
On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments were carried at cost, which approximated market value, and were classified as cash equivalents.

Investments
Investments in instruments with original maturities greater than three months but will mature in less than one year were classified as short-term investments. Investments with maturities greater than one year were classified within other long-term assets.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $41 million and $33 million is included in the consolidated balance sheets as of December 2014 and December 2013, respectively.

Materials and Supplies
Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Goodwill
Goodwill represents purchase price in excess of fair value and is related to affiliates of CSXT, primarily P&L Transportation, Inc. Goodwill of $63 million and $64 million is recorded in other long-term assets in the consolidated balance sheets as of December 2014 and 2013, respectively.

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

The certain key estimates included in the recognition and measurement of revenue and related accounts receivable under the policies described above are as follows:

•
revenue associated with shipments in transit is recognized ratably over transit time and is based on average cycle times to move commodities and products from their origin to their final destination or interchange;

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

New Accounting Pronouncements
In May 2014, the FASB issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. The new standard will become effective for CSX beginning with the first quarter 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

In February 2013, the FASB issued an Accounting Standards Update to the Comprehensive Income Topic in the Accounting Standards Codifications ("ASC"). This update requires separate presentation of the components that are reclassified out of accumulated other comprehensive income either on the face of the financial statements or in the notes to the financial statements. This update also requires companies to disclose the income statement line items impacted by any significant reclassifications, such as the amortization of pension and other post-employment benefits adjustments. These items are required for both interim and annual reporting for public companies and became effective for CSX beginning with the first quarter 2013 Form 10-Q filing.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Other Items
Share Repurchases
In April 2013, the Company announced a new $1 billion share repurchase program, which is expected to be completed by April 2015. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During 2014 and 2013, CSX repurchased $517 million, or 17 million shares, and $353 million or 14 million shares, respectively, of common stock under this program. Additionally, the Company repurchased a total of $734 million, or 34 million shares in 2012 under a previous share repurchase program. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

Workforce Reduction Plan
In November 2014, the Company announced a workforce reduction plan to streamline the organization. The initiative reduced management workforce by approximately 300 positions through a voluntary separation program with enhanced benefits as well as a subsequent involuntary severance over the fourth quarter of 2014 and the first quarter of 2015. The Company recorded an initial charge of $39 million related to this program.  The total estimated cost of the program is expected to be approximately $45 million. The majority of separation benefits will be paid from CSX’s qualified pension plans, with the remainder being paid from general corporate funds.

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2014	2013	2012
Numerator (Dollars in Millions):
Net Earnings	$1,927	$1,864	$1,863
Dividend Equivalents on Restricted Stock	(1)	—	—
Net Earnings, Attributable to Common Shareholders	$1,926	$1,864	$1,863

Denominator (Units in Millions):
Average Common Shares Outstanding	1,001	1,019	1,038
Other Potentially Dilutive Common Shares	1	—	2
Average Common Shares Outstanding, Assuming Dilution	1,002	1,019	1,040

Net Earnings Per Share, Basic	$1.93	$1.83	$1.80
Net Earnings Per Share, Assuming Dilution	$1.92	$1.83	$1.79

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share, continued

•	equity awards, which include long-term incentive awards; and

•	in prior periods, employee stock options (all stock options expired in May 2013).

The Earnings Per Share Topic in the ASC requires CSX to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into CSX common stock.

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2014
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	992

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

The Compensation-Stock Compensation Topic in the ASC requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $3 million, $13 million and $37 million for fiscal years 2014, 2013 and 2012, respectively.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

	Fiscal Years
(Dollars in Millions)	2014	2013	2012
Share-Based Compensation Expense	$33	$14	$14
Income Tax Benefit	13	6	5

Restricted Stock Grants

Restricted stock grants consist of units and awards. Restricted stock units are granted as part of the Company's long-term incentive plan, with each unit being equivalent to one share of CSX stock and vest over three years.  Restricted stock awards generally vest over an employment period of up to five years. The following table provides information about outstanding restricted stock units and awards combined.  As of December 2014, unrecognized compensation expense for these awards and units was approximately $16 million, which will be expensed over a weighted-average remaining period of 2 years.

	Fiscal Years
	2014	2013	2012
Restricted Stock Units and Awards Outstanding (Thousands)(a)	1,383	1,462	1,353
Weighted-Average Fair Value at Grant Date	$25.03	$23.89	$21.38
Restricted Stock Units and Awards Expense (Millions)(a)	11	10	9
Unvested Restricted Stock Units and Awards Outstanding (Thousands)	601	705	629
Weighted-Average Fair Value of Unvested Units and Awards Outstanding	$26.40	$24.17	$22.48

(a)  Time-based restricted stock units were granted to certain employees under the respective Long-term Incentive Plans in the amount of 371,000, 524,000, and 433,000 in 2014, 2013 and 2012, respectively, as described below.  These units vest over three years, therefore only a partial amount of expense was recognized in 2014, 2013, and 2012, respectively.

Long-term Incentive Plans

The CSX Long-term Incentive Plans (“LTIP”) were adopted under the 2010 CSX Stock and Incentive Award Plan. The objective of these long-term incentive plans is to motivate and reward certain employees for achieving and exceeding certain financial and strategic initiatives. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle. In May of 2012, 2013 and 2014, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2012-2014 (“2014 LTIP”), 2013-2015 (“2015 LTIP”) and 2014-2016 (“2016 LTIP”) plans (collectively, the “Plans”).

The key financial target for the 2014 LTIP plan is based solely on operating ratio (operating expense divided by operating revenue) and excludes certain non-recurring items as disclosed in the Company's financial statements. The 2014 LTIP plan provides that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon Company performance against certain CSX strategic initiatives. The 2014 LTIP plan ended on December 26, 2014, and CSX did not issue any shares in January 2015 as applicable performance targets for the three preceding fiscal years were not met.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The key financial targets for the 2015 and 2016 LTIP plans will be based on the achievement of goals related to both operating ratio and return on assets (tax-adjusted operating income divided by net property) excluding non-recurring items as disclosed in the Company's financial statements. The three-year average operating ratio and return on assets over the performance period will each comprise 50% of the payout and are measured independently of the other. The 2015 and 2016 LTIP plans state that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable groups.

Total expense incurred due to long-term incentive plans was $19 million, $2 million and $3 million for fiscal years 2014, 2013 and 2012, respectively.

	LTIP Plan (Plan Ended In)
	2014	2015	2016
Number of target units outstanding (Thousands)(a)	1,338	1,330	1,119
Weighted-average fair value at grant date (a)	$22.23	$25.50	$28.03
Payout Range	0% - 200%	0% - 200%	0% - 200%
(a) Number of target units granted and weighted-average fair value calculations above include the value of both initial grants and subsequent, smaller grants issued at different prices based on grant date fair value to new or promoted employees not previously included.

Restricted Stock Units

As part of the 2014, 2015 and 2016 LTIP plans, 433 thousand, 524 thousand and 371 thousand restricted stock units, respectively, were granted.  The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and are not based upon CSX’s attainment of operational targets.  The restricted stock units and expenses are included in the information as shown within the Restricted Stock Grants section above.

As of December 2014, there was $39 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 2 years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

	LTIP Plan (Plan Ended In)			Weighted-Average Fair Value at Grant Date
(Units Outstanding, in Thousands)	2014	2015	2016
Unvested at December 28, 2012	1,237	—	—	$21.98
Granted in 2013	85	1,354	—	25.26
Forfeited in 2013	(4)	(75)	—	(25.19)
Unvested at December 27, 2013	1,318	1,279	—	23.70

Granted in 2014	20	52	1,144	28.13
Forfeited in 2014	—	(1)	(25)	(28.07)
Cancelled due to performance conditions(a)	(1,338)	—	—	(22.23)
Vested at December 26, 2014	—	—	—	—
Unvested at December 26, 2014	—	1,330	1,119	$26.66
(a) The minimum financial target was not met in 2014. As a result, there was no performance unit payout for the LTIP ended December 26, 2014.

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

	Fiscal Years
	2014	2013	2012
Shares Issued to Directors (Thousands)	79	105	102
Expense (Millions)	$2	$2	$2
Weighted Average Grant Date Stock Price	$28.01	$23.12	$21.92

The directors may elect to defer receipt of their fees, in accordance with Internal Revenue Code ("IRC") Section 409A.  Deferred cash amounts were credited to an account and invested in a choice of eight investment selections, including a CSX common stock equivalent fund.  Distributions are made in accordance with elections made by the directors, consistent with the terms of the Directors' Deferred Compensation Plan.

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 30, 2011	$372	$83	$64	$519
Charged to Expense	51	35	36	122
Payments	(98)	(30)	(36)	(164)
December 28, 2012	325	88	64	477
Charged to Expense	54	48	38	140
Payments	(99)	(36)	(31)	(166)
December 27, 2013	280	100	71	451
Charged to Expense (a)	89	57	30	176
Payments	(104)	(63)	(42)	(209)
December 26, 2014	$265	$94	$59	$418

(a)	Increase in expense in 2014 is primarily due to the resolution of personal injury claims for prior years.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

These reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as follows:

	December 2014			December 2013
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$68	$123	$191	$59	$148	$207
Occupational	3	15	18	3	20	23
Asbestos	5	51	56	10	40	50
Total Casualty	76	189	265	72	208	280
Environmental	48	46	94	59	41	100
Other	18	41	59	20	51	71
Total	$142	$276	$418	$151	$300	$451

These liabilities are accrued when estimable and probable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ and final outcome of these matters cannot be predicted with certainty.  Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items individually, when finally resolved, will have a material effect on the Company's financial condition, results of operations or liquidity.  Should a number of these items occur in the same period, however, they could have a material effect on the Company's financial condition, results of operations or liquidity in that particular period.

Casualty
Casualty reserves of $265 million for 2014 represent accruals for personal injury, occupational injury and asbestos claims.  The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management.  Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. During 2014, 2013 and 2012, there were no significant changes in estimate recorded to adjust casualty reserves.

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

CSXT retains an independent actuary to assist management in assessing the value of personal injury claims.  An analysis is performed by the actuary quarterly and is reviewed by management. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience.

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

The Company is also party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The heaviest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to asbestos and the onset of the disease) which can range from ten to 40 years after exposure.

Occupational claims, excluding asbestos, are analyzed on a quarterly basis by an independent actuary in order to determine the number of unasserted, or incurred but not reported (“IBNR”), claims. The actuary’s analyses are reviewed by management. With the exception of carpal tunnel, management has determined that seven years is the most probable time period in which these unasserted occupational claim filings and claim values can be estimated. Carpal tunnel claims use a three-year period to estimate the reserve due to the shorter latency period for these types of injuries.

Asbestos claims are analyzed by an independent specialist in order to determine the number of unasserted, or IBNR, claims. Since exposure to asbestos has been substantially eliminated, management reviews asserted asbestos claims quarterly and the review by the specialist is completed annually. In 2014, management reviewed this assumption and determined that it was appropriate to extend the forecast period from seven years to ten years. Based on a review of historical settlement trends, management concluded that ten years is the most probable time period in which unasserted asbestos claim filings and claim values can be estimated. The Company does not believe there is sufficient data to justify a projection period longer than ten years at this time. The change in the forecast period resulted in an immaterial increase in the asbestos reserves during 2014.

The actuary and specialist analyze CSXT’s historical claim filings, settlement amounts, and dismissal rates to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves. The potentially exposed population is estimated by using CSXT’s employment records and industry data. From this analysis, the actuary and specialist provide estimates of the IBNR claims liabilities.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Undiscounted liabilities recorded related to occupational and asbestos claims were as follows:

	December	December
(Dollars in Millions)	2014	2013
Occupational:
Incurred but not reported claims	$12	$15
Asserted claims	6	8
Total liability	$18	$23

Asbestos:
Incurred but not reported claims	$45	$35
Asserted claims	11	15
Total liability	$56	$50

A summary of occupational and asbestos claims activity is as follows:

	Fiscal Years
	2014	2013
Asserted Claims
Open Claims - Beginning of Year	392	523
New Claims Filed	136	165
Claims Settled	(128)	(146)
Claims Dismissed	(130)	(150)
Open Claims - End of Year	270	392

Environmental
Environmental reserves were $94 million for 2014. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 250 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $59 million for 2014 include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
December 2014	Cost	Depreciation	Value	Rate	Method	Life
Road
Rail and Other Track Material	$6,771	$(1,400)	$5,371	2.5%	Group Life
Ties	4,807	(1,060)	3,747	3.7%	Group Life
Grading	2,460	(481)	1,979	1.4%	Group Life
Ballast	2,693	(679)	2,014	2.7%	Group Life
Bridges, Trestles, and Culverts	2,119	(278)	1,841	1.6%	Group Life
Signals and Interlockers	2,103	(356)	1,747	4.0%	Group Life
Buildings	1,102	(377)	725	2.5%	Group Life
Other	4,070	(1,517)	2,553	4.2%	Group Life
Total Road	26,125	(6,148)	19,977			8-90 Years
Equipment
Locomotive	5,036	(2,325)	2,711	3.6%	Group Life
Freight Cars	3,244	(1,169)	2,075	3.2%	Group Life
Work Equipment and Other	1,828	(1,032)	796	7.1%	Group Life
Total Equipment	10,108	(4,526)	5,582			3-38 Years
Land	1,875	—	1,875	N/A	N/A	N/A
Construction In Progress	1,196	—	1,196	N/A	N/A	N/A
Other	39	(85)	(46)	N/A	Straight Line	4-30 Years
Total Properties	$39,343	$(10,759)	$28,584

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

Railroad Assets
The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method of accounting comprise 85% of total fixed assets of $39 billion on a gross basis as of December 2014.  All other depreciable assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

The results of the depreciation study process determine the service lives for each asset group under the group-life method.  Road assets, including main-line track, have estimated service lives ranging from eight years for system roadway machinery to 90 years for grading (construction of protection for the roadway, tracks and embankments).  Equipment assets, including locomotives and freight cars, have estimated service lives ranging from three years for technology assets to 38 years for work equipment. Changes in asset service lives due to the results of the depreciation studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

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

Equipment assets (such as locomotives and freight cars) are specifically identified at retirement.  When an equipment asset is retired that has been depreciated using the group-life method, the cost is reduced from the cost base and recorded in accumulated depreciation.

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).  There were no abnormal operating gains in 2014. Abnormal operating gains of $65 million in 2013 and $104 million in 2012 were related to the disposition of operating rail corridors. Included in these gains were $43 million and $94 million in 2013 and 2012, respectively, from the 2011 sale of an operating rail corridor to the state of Florida. In 2013, a gain was recognized for a non-monetary exchange of easements and rail assets, and in 2012, a gain was recognized for a sale of operating rail corridor to the Commonwealth of Massachusetts.

Recent experience with depreciation studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $1.2 billion, $1.1 billion and $1.1 billion for 2014, 2013 and 2012, respectively.  In general, changes in depreciation rates result from updated average asset service lives as determined during depreciation studies. In 2014, the Company completed a depreciation study for its road and track assets. In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets.

Non-Railroad Assets, Capital Leases and Land
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

	Fiscal Years
(Dollars in Millions)	2014	2013	2012
Rent Expense on Operating Leases	$61	$60	$73

At December 2014, minimum rentals on land, buildings, track and equipment under operating leases are disclosed in the table below.  Also, payments to Conrail for leases on shared rail infrastructure are included in these amounts. (See Note 12, Related Party Transactions).

(Dollars in Millions)	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2015	$78	$(3)	$75
2016	71	(2)	69
2017	62	(2)	60
2018	54	(2)	52
2019	45	(2)	43
Thereafter	210	(11)	199
Total	$520	$(22)	$498

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

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2014	2013	2012
Amounts Paid	$247	$287	$287
Number of Locomotives	1,886	1,886	1,899

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

(Dollars in Millions)	Locomotive & Maintenance Payments	Other Commitments	Total
2015	$727	$236	$963
2016	474	22	496
2017	177	13	190
2018	169	12	181
2019	159	11	170
Thereafter	1,203	69	1,272
Total	$2,909	$363	$3,272

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $4 million to $13 million in aggregate at December 26, 2014. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. In October 2013, the District Court held a case management conference to determine the scope and schedule of the remand proceedings, which are underway. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

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

Environmental
CSXT has indemnified Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”).  The Property, which was formerly owned by Pharmacia, is now owned by CSXT.  The indemnification and defense duties arise with respect to several matters.  CSXT, on behalf of Pharmacia, is conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 60 other parties pursuant to an Administrative Settlement Agreement and Order on Consent with the U.S. Environmental Protection Agency ("EPA").  The EPA, using its Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") authority, seeks cleanup and removal costs and other damages associated with the presence of hazardous substances in the Lower Passaic River.  In April 2014, the EPA announced its proposed plan to remediate the lower eight miles of the Lower Passaic River. The proposed plan, based on a Focused Feasibility Study, informs the public of EPA’s preferred remedial alternative. EPA’s proposed plan solicited public comments, which were due in August 2014. After review of comments, EPA is expected to issue its final cleanup plan in 2015. CSXT is also defending and indemnifying Pharmacia in a cooperative natural resource damages assessment process related to the Property. Based on currently available information, the Company does not believe any remediation costs potentially allocable to CSXT would be material to the Company's financial condition, results of operations or liquidity.

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

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects. In order to perform this valuation, the actuaries are provided with the details of the population covered at the beginning of the year, summarized in the table below, and projects that population forward to the end of the year. These amounts are reviewed by management.

	Summary of Participants as of
	January 1, 2014
	Pension Plans	Post-retirement Medical Plan
Active Employees	5,136	2,031
Retirees and Beneficiaries	11,699	12,148
Other(a)	5,444	87
Total	22,279	14,266
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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis. During 2012, the Company made a contribution of $275 million to its qualified pension plans, of which $25 million was the required minimum contribution. No contributions were made during 2013 and 2014. No significant contributions to the Company's qualified pension plans are expected in 2015.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2015	$207	$37
2016	188	34
2017	188	33
2018	185	30
2019	186	28
2020-2024	931	114
Total	$1,885	$276

Plan Assets
     The CSX Investment Committee (the “Investment Committee”), whose members were selected by the Chief Financial Officer and approved by the Chief Executive Officer, is responsible for oversight and investment of plan assets.  The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and that is updated periodically in consideration of plan or employee changes, or changing market conditions. These studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk. The current asset allocation targets 70% equity investments and 30% fixed income investments and cash.  Within equity, a further target is currently established for 42% of total plan assets in domestic equity and 28% in international equity.  Allocations are evaluated for levels within 3% of targeted allocations and are adjusted quarterly as necessary.  The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are netted against the pension liabilities on the balance sheet.

	December 2014		December 2013
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,715	68%	$1,619	65%
Fixed Income	740	30	795	32
Cash and Cash Equivalents	49	2	86	3
Total	$2,504	100%	$2,500	100%

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

For detailed information regarding the fair value of pension assets, see Note 13, Fair Value Measurements.

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2014 and 2013 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2014	2013	2014	2013
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,849	$2,538	N/A	N/A
Projected Benefit Obligation	3,002	2,679	$340	$350

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,679	$2,954	$350	$415
Service Cost	44	49	3	3
Interest Cost	123	108	13	13
Plan Participants' Contributions	—	—	7	8
Workforce Reduction Program/Curtailment	27	—	8	—
Actuarial Loss (Gain)	333	(275)	(8)	(49)
Benefits Paid	(204)	(157)	(33)	(40)
Benefit Obligation at End of Plan Year	$3,002	$2,679	$340	$350

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,500	$2,294	$—	$—
Actual Return on Plan Assets	195	350	—	—
Non-qualified Employer Contributions	13	13	26	32
Plan Participants' Contributions	—	—	7	8
Benefits Paid	(204)	(157)	(33)	(40)
Fair Value of Plan Assets at End of Plan Year	2,504	2,500	—	—
Funded Status at End of Plan Year	$(498)	$(179)	$(340)	$(350)

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

For qualified plan funding purposes, assets and discounted liabilities are measured in accordance with the Employee Retirement Income Security Act ("ERISA"), as well as other related provisions of the IRC and related regulations.  Under these funding provisions and the alternative measurements available thereunder, the Company estimates its unfunded obligation for qualified plans on an annual basis.

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2014	2013	2014	2013
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$9	$44	$—	$—
Current Liabilities	(15)	(14)	(37)	(38)
Long-term Liabilities	(492)	(209)	(303)	(312)
Net Amount Recognized in
Consolidated Balance Sheets	$(498)	$(179)	$(340)	$(350)

(a)	Long-term assets as of December 2014 relate to one of the qualified pension plans whose assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2014, the status of CSX plans only with a net liability is disclosed below. The total fair value of all plans as of December 2014 was $2.5 billion, which includes the qualified pension plans with net assets.

	Aggregate	Aggregate
(Dollars in Millions)	Fair Value	Projected
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$2,461	$(2,968)
Accumulated Benefit Obligation	2,461	(2,815)

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Net Benefit Expense
The following table describes the components of expense/(income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2014	2013	2012	2014	2013	2012
Service Cost	$44	$49	$44	$3	$3	$4
Interest Cost	123	108	123	13	13	16
Expected Return on Plan Assets	(166)	(162)	(166)	—	—	—
Amortization of Net Loss	57	100	82	5	14	9
Amortization of Prior Service Cost	—	—	—	(1)	(1)	(1)
Net Periodic Benefit Expense	58	95	83	20	29	28
Special Termination Benefits - Workforce Reduction Program/Curtailment(a)	27	—	—	8	—	—
Settlement Gain(b)	(1)	(2)	(2)	—	—	—
Total Expense	$84	$93	$81	$28	$29	$28

(a)
These charges result from a management workforce reduction program that was initiated in 2014. For further information regarding the program, see Note 1. Nature of Operations and Significant Accounting Policies.

(b)
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

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2014	2013	2014	2013
Recognized in the balance sheet
Losses (Gains)	$305	$(462)	$(8)	$(48)
Expense (Income) recognized in the income statement
Amortization of net losses (a)	$57	$100	$5	$14
Settlement gain	(1)	(2)	—	—
Amortization of prior service costs (b)	—	—	(1)	(1)

(a)
Amortization of net losses estimated to be expensed for 2015 is approximately $70 million and $5 million for pension benefits and post-retirement benefits, respectively. The increase in amortization is largely related to the impact of lower discount rates and adoption of new mortality tables, partially offset by favorable pension asset experience.

(b)
Amortization of prior service costs estimated to be expensed in 2015 is less than $1 million for pension benefits. The estimated post-retirement benefits amount to be credited to expense for 2015 is $1 million.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

As of December 2014, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

	Pension Benefits	Post-retirement Benefits
Losses	$908	$59
Prior Service Costs (Credits)	—	(1)
Total	$908	$58

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

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2014	2013	2014	2013
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	7.50%	7.75%	N/A	N/A
Benefit Obligation at End of Plan Year	7.25%	7.50%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	4.75%	3.75%	4.25%	3.20%
Benefit Obligation at End of Plan Year	4.00%	4.75%	3.60%	4.25%

Salary Scale Inflation	3.75%	3.75%	N/A	N/A

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The net post-retirement benefit obligation for salaried, management personnel was determined using the following assumptions for the health care cost trend rate for medical plans. While it is expected that rates will decrease to 4.75% by 2025 for Medicare and 2027 for Non-Medicare eligible individuals, there may be yearly fluctuations. Additionally, there are cost differentials between Medicare and Non-Medicare eligible individuals which are reflected below.

	Post-retirement Benefits
	2014	2013
Health Care Cost Trend Rate:
Components of Benefit Cost: Non-Medicare Eligible	8.0%	8.5%
Components of Benefit Cost: Medicare Eligible	7.5%	8.0%
Benefit Obligations: Non-Medicare Eligible	8.0%	8.0%
Benefit Obligations: Medicare Eligible	7.5%	7.5%

For every 1% change in the assumed health care cost trend rate, service and interest cost will change by less than $1 million on a pre-tax basis on the consolidated income statements. For every 1% change in the health care cost trend rate, the Company’s benefit obligation will change by less than $1 million on the consolidated balance sheets.

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $37 million, $41 million and $46 million in 2014, 2013 and 2012, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $41 million, $37 million and $29 million for 2014, 2013 and 2012, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt at December 2014 and December 2013 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2014	2014	2014	2013
Notes	2015-2054	5.5%	$9,456	$8,935
Equipment Obligations(a)	2015-2023	6.3%	277	602
Capital Leases	2015-2026	13.5%	8	16
Convertible Debentures	2021	1.0%	1	2
Subtotal Long-term Debt (including current portion)			$9,742	$9,555
Less Debt Due within One Year			(228)	(533)
Long-term Debt (excluding current portion)			$9,514	$9,022
(a) These obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
     During 2014, CSX issued $550 million of 3.4% notes due 2024 and $450 million of 4.5% notes due 2054. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds were used to redeem $263 million of CSXT's 8.375% secured equipment obligations that otherwise matured on October 15, 2014 and $400 million of CSX Corporation’s 6.250% unsecured notes that otherwise matured April 1, 2015. Proceeds may also be used for general corporate purposes, which may include repayment of additional indebtedness outstanding from time to time, repurchases of CSX’s common stock, capital investment, working capital requirements and other cost reduction initiatives. CSX recognized $16 million of other expense for the early redemption premium related to $663 million of note repayments. For more information regarding a non-cash debt transaction with a related party, see Note 12. Related Party Transactions.

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of
Fiscal Years Ending	December 2014
2015	$228
2016	21
2017	631
2018	619
2019	518
Thereafter	7,725
Total Long-term Debt Maturities (including current portion)	$9,742

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. At December 2014, CSX was in compliance with all covenant requirements under the facilities.

Receivables Securitization Facility
The Company's $250 million receivables securitization facility has a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, LLC ("CSX Trade Receivables"), a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

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

	Fiscal Years
(Dollars in Millions)	2014	2013	2012
Interest Income	$5	$8	$5
Income from Real Estate Operations	23	23	81
Miscellaneous Expense (a)	(52)	(20)	(13)
Total Other (Expense) Income - Net	$(24)	$11	$73
Gross Revenue from Real Estate
Operations included above	$47	$48	$106
(a) Miscellaneous expense increased $32 million primarily due to an increase in estimated environmental cleanup costs of $17 million related to non-operating activities as well as costs of $16 million associated with the early redemption of long-term debt.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes

Earnings before income taxes of $3.0 billion, $2.9 billion and $3.0 billion for fiscal years 2014, 2013 and 2012, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2014	2013	2012
Current:
Federal	$729	$671	$450
State	90	87	66
Subtotal Current	819	758	516

Deferred:
Federal	291	285	530
State	7	15	62
Subtotal Deferred	298	300	592
Total	$1,117	$1,058	$1,108

Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  The Company recorded a tax benefit of $31 million, $42 million and $20 million in 2014, 2013 and 2012, respectively, primarily as a result of federal and state legislative changes as well as the resolution of other federal and state tax matters. Each year's benefit is included in the state income tax and other lines in the table below.

	Fiscal Years
(Dollars In Millions)	2014		2013		2012

Federal Income Taxes	$1,066	35.0%	$1,023	35.0%	$1,040	35.0%
State Income Taxes	61	2.0%	65	2.2%	81	2.8%
Other	(10)	(0.3)%	(30)	(1.0)%	(13)	(0.4)%
Income Tax Expense/Rate	$1,117	36.7%	$1,058	36.2%	$1,108	37.4%

In September 2013, the IRS issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations were effective beginning in 2014. These new regulations did not have a material impact on the financial statements.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

The significant components of deferred income tax assets and liabilities include:

	2014		2013
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$188	$—	$67	$—
Other Employee Benefit Plans	306	—	299	—
Accelerated Depreciation	—	9,133	—	8,868
Other	256	334	257	262
Total	$750	$9,467	$623	$9,130
Net Deferred Income Tax Liabilities		$8,717		$8,507

 The primary factors in the change in year-end net deferred income tax liability balances include:

•	Annual provision for deferred income tax expense; and

•	Accumulated other comprehensive loss.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Income tax incurred on the operations of the Company are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  CSX participated in a contemporaneous IRS audit of tax year 2014.  Federal examinations of original federal income tax returns for all years through 2013 are resolved.

As of December 2014, 2013 and 2012, the Company had approximately $21 million, $23 million and $24 million, respectively, of total unrecognized tax benefits.  After consideration of the impact of federal tax benefits, $13 million, $15 million and $17 million in 2014, 2013 and 2012, respectively, could favorably affect the effective income tax rate in each year.  The Company estimates that approximately $2 million of the unrecognized tax benefits as of December 2014 for various state and federal income tax matters will be resolved over the next 12 months upon the expiration of statutes of limitations.  The final outcome of these uncertain tax positions is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2014 is reconciled as follows:

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2014	2013	2012
Balance at beginning of the year	$23	$24	$22
Additions based on tax positions related to current year	2	2	6
Additions based on tax positions related to prior years	3	5	3
Reductions based on tax positions related to prior years	—	(6)	(1)
Settlements with taxing authorities	—	—	—
Lapse of statute of limitations	(7)	(2)	(6)
Balance at end of the year	$21	$23	$24

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are expense of $1 million in 2014 and benefits of $1 million and $8 million in 2013 and 2012, respectively, for changes to reserves for interest and penalties for all prior year tax positions.  The current year expense for interest and penalties is due to state tax settlements of prior period tax audits where the Company had previously accrued a liability for interest and penalties.  The Company had $1 million, $2 million and $3 million accrued for interest and penalties at 2014, 2013 and 2012, respectively, for all prior year tax positions.

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2015	$26
2016	26
2017	26
2018	26
2019	26
Thereafter	124
Total	$254

Also, included in materials, supplies and other are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.  The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $355 million as of December 2014.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Party Transactions, continued

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

	Fiscal Years
(Dollars in Millions)	2014	2013	2012
Rents, Fees and Services	$124	$115	$139
Purchase Price Amortization and Other	4	4	4
Equity earnings of Conrail	(31)	(35)	(26)
Total Conrail Rents, Fees and Services	$97	$84	$117

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $3 million for 2014 and $4 million for 2013 and 2012, respectively.

	December	December
(Dollars in Millions)	2014	2013
Balance Sheet Information:
CSX Payable to Conrail	$54	$172
Promissory Notes Payable to Conrail Subsidiary (a)
2.89% CSX Promissory Note due October 2044 (a)	73	—
2.89% CSXT Promissory Note due October 2044 (a)	151	—
4.40% CSX Promissory Note due October 2035	—	73
4.52% CSXT Promissory Note due March 2035	—	23

(a) Promissory notes payable to Conrail are included on the consolidated balance sheet of CSX as long-term debt.

In October 2014, the Company converted its existing short term payable balance of approximately $125 million for operation of the shared asset area as well as its $23 million, 4.52% note due 2035 and its $73 million, 4.40% note due 2035 plus accrued interest of $3 million, into $224 million, 2.89% notes due 2044.  The transaction is non-cash in nature.

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

•	Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 – significant unobservable inputs (including the Company’s own assumptions about the assumptions market participants would use in determining the fair value of investments)

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

•	Certificates of Deposit and Commercial Paper (Level 2): Valued at amortized cost, which approximates fair value.

•	Corporate Bonds and Government Securities (Level 2): Valued using broker quotes that utilize observable market inputs.

•
Auction Rate Securities (Level 3): Valued using pricing models for which the assumptions utilize management’s estimates of market participant assumptions, because there is currently no active market for trading.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $453 million and $668 million as of December 26, 2014 and December 27, 2013, respectively.

	Fiscal Years
	2014				2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$250	$—	$250	$—	$472	$—	$472
Corporate Bonds	—	141	—	141	—	132	—	132
Government Securities	—	51	—	51	—	49	—	49
Auction Rate Securities	—	—	11	11	—	—	15	15
Total investments at fair value	$—	$442	$11	$453	$—	$653	$15	$668

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities within one year or less, and other long-term assets for investments with maturities greater than one year:

(Dollars in Millions)	December 2014	December 2013
Less than 1 year	$292	$487
1 - 2 years	45	58
2 - 5 years	100	105
Greater than 5 years	16	18
Total investments at fair value	$453	$668

Long-term Debt
Long-term debt is reported at carrying amount on the consolidated balance sheets and is the Company's only financial instrument with fair values significantly different from their carrying amounts.  The majority of the Company's long-term debt is valued with assistance from a third party that utilizes closing transactions, market quotes or market values of comparable debt.  For those instruments not valued by the third party, the fair value has been estimated by applying market rates of similar instruments to the scheduled contractual debt payments and maturities. These market rates are provided by the same third party.  All of the inputs used to determine the fair value of the Company's long-term debt are Level 2 inputs.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2014	December 2013
Long-term Debt (Including Current Maturities):
Fair Value	$11,042	$10,354
Carrying Value	9,742	9,555

Pension Plan Assets
     Pension plan assets are reported at fair value on the consolidated balance sheet. The Investment Committee targets an allocation of pension assets to be generally 70% equity and 30% fixed income.  There are several valuation methodologies used for those assets as described below.

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

•
Common collective trust funds (Level 2): This class consists of private funds that invest in government and corporate securities and various short-term debt instruments. The net asset value of the investments is determined by reference to the fair value of the underlying securities, which are valued primarily through the use of directly or indirectly observable inputs. These assets are classified in level 2 of the fair value hierarchy.

•
Corporate bonds, derivatives, government securities, and asset-backed securities (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment at year end. Asset-backed securities include commercial mortgage-backed securities and collateralized mortgage obligations. These assets are classified in level 2 of the fair value hierarchy.

•
Partnerships (Level 2): Net asset value of private equity based on the fair market values associated with the underlying investments at year end and is classified in level 2 of the fair value hierarchy.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2014 and 2013 are shown in the table below. For additional information related to pension assets, see Note 8, Employee Benefit Plans.

	Fiscal Years
	2014				2013
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock:
Information technology	$177	$—	$—	$177	$173	$—	$—	$173
Health care	133	—	—	133	126	—	—	126
Consumer discretionary	125	—	—	125	152	—	—	152
Financials	116	—	—	116	116	—	—	116
Industrials	90	—	—	90	108	—	—	108
Energy	51	—	—	51	59	—	—	59
Consumer staples	42	—	—	42	43	—	—	43
Materials	20	—	—	20	29	—	—	29
Other	33	—	—	33	31	—	—	31
Mutual funds	20	—	—	20	17	—	—	17
Cash equivalents	1	—	—	1	—	—	—	—
Common trust funds	—	611	—	611	—	553	—	553
Corporate bonds	—	539	—	539	—	568	—	568
Partnerships	—	365	—	365	—	314	—	314
Government securities	—	164	—	164	—	186	—	186
Asset-backed securities	—	15	—	15	—	24	—	24
Derivatives and other	—	2	—	2	—	1	—	1
Total investments at fair value	$808	$1,696	$—	$2,504	$854	$1,646	$—	$2,500

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 14. Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $1.8 billion, $2.3 billion and $1.8 billion for 2014, 2013 and 2012, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 30, 2011, Net of Tax	$(799)	$(76)	$(875)
Other Comprehensive Loss
Loss Before Reclassifications	(172)	(9)	(181)
Amounts Reclassified to Net Earnings	88	(1)	87
Tax Benefit	32	1	33
Total Other Comprehensive Loss	(52)	(9)	(61)
Balance December 28, 2012, Net of Tax	(851)	(85)	(936)
Other Comprehensive Income
Income Before Reclassifications	510	24	534
Amounts Reclassified to Net Earnings	111	(2)	109
Tax (Expense) Benefit	(232)	2	(230)
Total Other Comprehensive Income	389	24	413
Balance December 27, 2013, Net of Tax	(462)	(61)	(523)
Other Comprehensive Loss
(Loss) Income Before Reclassifications	(297)	4	(293)
Amounts Reclassified to Net Earnings	60	2	62
Tax Benefit	88	—	88
Total Other Comprehensive (Loss) Income	(149)	6	(143)
Balance December 26, 2014, Net of Tax	$(611)	$(55)	$(666)

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

Fiscal Year Ended December 2014	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$3,012	$3,244	$3,221	$3,192	$12,669
Operating Income	739	997	976	901	3,613
Net Earnings	398	529	509	491	1,927

Earnings Per Share, Basic	$0.40	$0.53	$0.51	$0.49	$1.93
Earnings Per Share, Assuming Dilution	0.40	0.53	0.51	0.49	1.92

Fiscal Year Ended December 2013
Revenue	$2,963	$3,046	$2,985	$3,032	$12,026
Operating Income	880	940	840	813	3,473
Net Earnings	462	521	455	426	1,864

Earnings Per Share, Basic	$0.45	$0.51	$0.45	$0.42	$1.83
Earnings Per Share, Assuming Dilution	0.45	0.51	0.45	0.42	1.83

NOTE 16.  Summarized Consolidating Financial Data

In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, sold secured equipment notes maturing in 2023 in a registered public offering.  CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries. Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is shown in the tables below.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$12,590	$79	$12,669
Expense	(427)	9,585	(102)	9,056
Operating Income	427	3,005	181	3,613
Equity in Earnings of Subsidiaries	1,996	1	(1,997)	—
Interest Expense	(520)	(46)	21	(545)
Other Income - Net	(19)	(4)	(1)	(24)
Earnings Before Income Taxes	1,884	2,956	(1,796)	3,044
Income Tax Benefit (Expense)	43	(1,093)	(67)	(1,117)
Net Earnings	$1,927	$1,863	$(1,863)	$1,927

Total Comprehensive Earnings	$1,784	$1,875	$(1,875)	$1,784

Fiscal Year Ended December 2013
Revenue	$—	$11,950	$76	$12,026
Expense	(371)	9,091	(167)	8,553
Operating Income	371	2,859	243	3,473
Equity in Earnings of Subsidiaries	1,964	(1)	(1,963)	—
Interest Expense	(516)	(62)	16	(562)
Other Income - Net	(7)	(2)	20	11
Earnings Before Income Taxes	1,812	2,794	(1,684)	2,922
Income Tax Benefit (Expense)	52	(1,028)	(82)	(1,058)
Net Earnings	$1,864	$1,766	$(1,766)	$1,864

Total Comprehensive Earnings	$2,277	$1,825	$(1,825)	$2,277

Fiscal Year Ended December 2012
Revenue	$—	$11,696	$67	$11,763
Expense	(355)	8,779	(125)	8,299
Operating Income	355	2,917	192	3,464
Equity in Earnings of Subsidiaries	1,992	(2)	(1,990)	—
Interest Expense	(513)	(70)	17	(566)
Other Income - Net	(3)	61	15	73
Earnings Before Income Taxes	1,831	2,906	(1,766)	2,971
Income Tax Benefit (Expense)	32	(1,065)	(75)	(1,108)
Net Earnings	$1,863	$1,841	$(1,841)	$1,863

Total Comprehensive Earnings	$1,802	$1,818	$(1,818)	$1,802

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 26, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$510	$100	$59	$669
Short-term Investments	250	—	42	292
Accounts Receivable - Net	2	206	921	1,129
Receivable from Affiliates	1,211	2,418	(3,629)	—
Materials and Supplies	—	272	1	273
Deferred Income Taxes	3	139	(1)	141
Other Current Assets	—	61	7	68
Total Current Assets	1,976	3,196	(2,600)	2,572
Properties	1	36,888	2,454	39,343
Accumulated Depreciation	(1)	(9,516)	(1,242)	(10,759)
Properties - Net	—	27,372	1,212	28,584
Investments in Conrail	—	—	779	779
Affiliates and Other Companies	(39)	644	(28)	577
Investment in Consolidated Subsidiaries	21,570	—	(21,570)	—
Other Long-term Assets	178	387	(24)	541
Total Assets	$23,685	$31,599	$(22,231)	$33,053
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$106	$707	$32	$845
Labor and Fringe Benefits Payable	38	511	64	613
Payable to Affiliates	3,053	514	(3,567)	—
Casualty, Environmental and Other Reserves	—	126	16	142
Current Maturities of Long-term Debt	200	29	(1)	228
Income and Other Taxes Payable	(150)	293	20	163
Other Current Liabilities	—	111	5	116
Total Current Liabilities	3,247	2,291	(3,431)	2,107
Casualty, Environmental and Other Reserves	—	213	63	276
Long-term Debt	8,705	809	—	9,514
Deferred Income Taxes	(172)	8,827	203	8,858
Other Long-term Liabilities	753	487	(118)	1,122
Total Liabilities	12,533	12,627	(3,283)	21,877
Shareholders' Equity:
Common Stock, $1 Par Value	992	181	(181)	992
Other Capital	92	5,077	(5,077)	92
Retained Earnings	10,734	13,717	(13,717)	10,734
Accumulated Other Comprehensive Loss	(666)	(31)	31	(666)
Noncontrolling Minority Interest	—	28	(4)	24
Total Shareholders' Equity	11,152	18,972	(18,948)	11,176
Total Liabilities and Shareholders' Equity	$23,685	$31,599	$(22,231)	$33,053

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
Shareholders' Equity
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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$583	$3,278	$(518)	$3,343

Investing Activities
Property Additions	—	(2,192)	(257)	(2,449)
Purchases of Short-term Investments	(1,419)	—	(14)	(1,433)
Proceeds from Sales of Short-term Investments	1,642	—	32	1,674
Proceeds from Property Dispositions	—	62	—	62
Other Investing Activities	—	(128)	91	(37)
Net Cash Provided by (Used in) Investing Activities	223	(2,258)	(148)	(2,183)

Financing Activities
Long-term Debt Issued	1,000	—	—	1,000
Long-term Debt Repaid	(600)	(333)	—	(933)
Dividends Paid	(629)	(660)	660	(629)
Stock Options Exercised	—	—	—	—
Shares Repurchased	(517)	—	—	(517)
Other Financing Activities	11	(18)	3	(4)
Net Cash Provided by (Used in) Financing Activities	(735)	(1,011)	663	(1,083)
Net Decrease in Cash and Cash Equivalents	71	9	(3)	77
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$510	$100	$59	$669

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2013	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,004	$3,005	$(742)	$3,267

Investing Activities
Property Additions	—	(2,053)	(260)	(2,313)
Purchases of Short-term Investments	(1,251)	—	(5)	(1,256)
Proceeds from Sales of Short-term Investments	1,335	—	66	1,401
Proceeds from Property Dispositions	—	53	—	53
Other Investing Activities	(134)	(315)	337	(112)
Net Cash Provided by (Used in) Investing Activities	(50)	(2,315)	138	(2,227)

Financing Activities
Long-term Debt Issued	500	—	—	500
Long-term Debt Repaid	(700)	(80)	—	(780)
Dividends Paid	(600)	(730)	730	(600)
Stock Options Exercised	9	—	—	9
Shares Repurchased	(353)	—	—	(353)
Other Financing Activities	148	(24)	(132)	(8)
Net Cash Provided by (Used in) Financing Activities	(996)	(834)	598	(1,232)
Net (Decrease) Increase in Cash and Cash Equivalents	(42)	(144)	(6)	(192)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$439	$91	$62	$592

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 26, 2014, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 26, 2014, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting

CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 26, 2014 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 26, 2014.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 26, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s (CSX) internal control over financial reporting as of December 26, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CSX's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX maintained, in all material respects, effective internal control over financial reporting as of December 26, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of CSX and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 11, 2015

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting

There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information

None
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance

In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 25, 2015 with respect to its 2015 annual meeting of shareholders, except for the information regarding the executive officers of the Company.  Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

Item 15.  Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	52.

(2) Financial Statement Schedules

The information required by Schedule II, Valuation and Qualifying Accounts, is included in Note 5 to the Consolidated Financial Statements, Casualty, Environmental and Other Reserves.  All other financial statement schedules are not applicable.

CSX CORPORATION
PART IV

(3) Exhibits
The documents listed below are being filed or have previously been filed on behalf of CSX and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not previously filed are filed herewith.

Pursuant to Regulation S-K, Item 601(b)(4)(iii), instruments that define the rights of holders of the Registrant's long-term debt securities, where the long-term debt securities authorized under each such instrument do not exceed 10% of the Registrant's total assets, have been omitted and will be furnished to the Commission upon request.

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1*	Amended and Restated Articles of Incorporation of the Registrant, effective as of December 16, 2014
3.2	Bylaws of the Registrant, amended effective as of September 24, 2008	September 25, 2008, Exhibit 3.2, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon(as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
Material Contracts:
10.2**	CSX Directors’ Pre-2005 Deferred Compensation Plan (as amended through January 8, 2008)	February 22, 2008, Exhibit 10.2, Form 10-K
10.3**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.4**	CSX Directors' Charitable Gift Plan, as amended	March 4, 1994, Exhibit 10.4, Form 10-K
10.5**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)
10.6**	Railroad Retirement Benefits Agreement with Michael J. Ward	February 26, 2003, Exhibit 10.13, Form 10-K
10.12**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.13**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.14**	Senior Executive Incentive Compensation Plan	March 17, 2000, Appendix B, Definitive Proxy Statement
10.16
Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto
July 8, 1997, Exhibit 10, Form 8-K
10.17
Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.1, Form 8-K
10.18
Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.2, Form 8-K

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.19
Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC.
March 1, 2001, Exhibit 10.34, Form 10-K
10.20
Amendment No. 4, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
August 6, 2004, Exhibit 99.1, Form 8-K
10.21
Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC
September 2, 2004, Exhibit 10.1, Form 8-K
10.22
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto
June 11, 1999, Exhibit 10.6, Form 8-K,
10.23
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.4, Form 8-K
10.24
Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.5, Form 8-K
10.25
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto
June 11, 1999, Exhibit 10.7, Form 8-K
10.26
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC
September 2, 2004, Exhibit 10.2, Form 8-K
10.27**	Restricted Stock Award Agreement with Oscar Munoz	February 10, 2012, Exhibit 10.1, Form 8-K
10.28**	Restricted Stock Award Agreement with Michael J. Ward	February 12, 2014, Exhibit 10.28, Form 10-K
10.29**	Restricted Stock Award Agreement with Fredrik J. Eliasson	February 12, 2014, Exhibit 10.29, Form 10-K
10.30**	Restricted Stock Award Agreement with Clarence W. Gooden	February 12, 2014, Exhibit 10.30, Form 10-K
10.31	Revolving Credit Agreement, dated September 30, 2011	October 4, 2011, Exhibit 10.1, Form 8-K

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.32**	Long-term Incentive Plan, dated May 8, 2012	May 11, 2012, Exhibit 10.1, Form 8-K
10.33**	Long-term Incentive Plan, dated May 7, 2013	May 13, 2013, Exhibit 10.1, Form 8-K
10.34**	Long-term Incentive Plan, dated May 6, 2014	May 8, 2014, Exhibit 10.1, Form 8-K
10.35**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
99*	Annual CEO Certification pursuant to NYSE Rule 303A.12(a)
Interactive data files:
101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 26, 2014 filed with the SEC on February 11, 2015, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 26, 2014, December 27, 2013 and December 28, 2012, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 26, 2014, December 27, 2013 and December 28, 2012, (iii) Consolidated Balance Sheets at December 26, 2014 and December 27, 2013, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 26, 2014, December 27, 2013 and December 28, 2012, and (v) the Notes to Consolidated Financial Statements.

Other exhibits:
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

CSX CORPORATION
(Registrant)

By:   /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 11, 2015.

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
J. Steven Whisler