Form 10-Q
period 2015-03-27
CSX CORP
filed 2015-04-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2015
OR
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
Yes ( ) No (X)
There were 987,981,408 shares of common stock outstanding on March 27, 2015 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2015

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2015	2014

Revenue	$3,027	$3,012
Expense
Labor and Fringe	879	814
Materials, Supplies and Other	627	629
Fuel	270	446
Depreciation	295	283
Equipment and Other Rents	113	101
Total Expense	2,184	2,273

Operating Income	843	739

Interest Expense	(134)	(140)
Other Income - Net	2	7
Earnings Before Income Taxes	711	606

Income Tax Expense	(269)	(208)
Net Earnings	$442	$398

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.45	$0.40
Net Earnings Per Share, Assuming Dilution	$0.45	$0.40

Average Shares Outstanding (In millions)	991	1,008
Average Shares Outstanding, Assuming Dilution (In millions)	992	1,008

Cash Dividends Paid Per Common Share	$0.16	$0.15

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2015	2014
Total Comprehensive Earnings (Note 10)	$440	$414

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 27, 2015	December 26, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$561	$669
Short-term Investments	257	292
Accounts Receivable - Net (Note 1)	1,103	1,129
Materials and Supplies	291	273
Deferred Income Taxes	146	141
Other Current Assets	99	68
Total Current Assets	2,457	2,572

Properties	39,824	39,343
Accumulated Depreciation	(10,952)	(10,759)
Properties - Net	28,872	28,584

Investment in Conrail	778	779
Affiliates and Other Companies	575	577
Other Long-term Assets	479	541
Total Assets	$33,161	$33,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$858	$845
Labor and Fringe Benefits Payable	410	613
Casualty, Environmental and Other Reserves (Note 4)	141	142
Current Maturities of Long-term Debt (Note 7)	228	228
Income and Other Taxes Payable	288	163
Other Current Liabilities	113	116
Total Current Liabilities	2,038	2,107

Casualty, Environmental and Other Reserves (Note 4)	286	276
Long-term Debt (Note 7)	9,513	9,514
Deferred Income Taxes	8,886	8,858
Other Long-term Liabilities	1,100	1,122
Total Liabilities	21,823	21,877

Shareholders' Equity:
Common Stock $1 Par Value	988	992
Other Capital	100	92
Retained Earnings	10,895	10,734
Accumulated Other Comprehensive Loss (Note 10)	(668)	(666)
Noncontrolling Interest	23	24
Total Shareholders' Equity	11,338	11,176
Total Liabilities and Shareholders' Equity	$33,161	$33,053

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2015	2014

OPERATING ACTIVITIES
Net Earnings	$442	$398
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	295	283
Deferred Income Taxes	6	(1)
Gain on Property Dispositions	—	(1)
Other Operating Activities	26	(9)
Changes in Operating Assets and Liabilities:
Accounts Receivable	19	(46)
Other Current Assets	(51)	(41)
Accounts Payable	24	30
Income and Other Taxes Payable	130	159
Other Current Liabilities	(201)	(173)
Net Cash Provided by Operating Activities	690	599

INVESTING ACTIVITIES
Property Additions	(598)	(475)
Purchase of Short-term Investments	(105)	(165)
Proceeds from Sales of Short-term Investments	140	409
Other Investing Activities	63	4
Net Cash Used in Investing Activities	(500)	(227)

FINANCING ACTIVITIES
Long-term Debt Repaid (Note 7)	—	(209)
Dividends Paid	(158)	(151)
Shares Repurchased	(127)	(127)
Other Financing Activities	(13)	(2)
Net Cash Used in Financing Activities	(298)	(489)

Net Decrease in Cash and Cash Equivalents	(108)	(117)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	592
Cash and Cash Equivalents at End of Period	$561	$475

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the three months ended March 27, 2015 and March 28, 2014;

•	Consolidated comprehensive income statements for the three months ended March 27, 2015 and March 28, 2014;

•	Consolidated balance sheets at March 27, 2015 and December 26, 2014; and

•	Consolidated cash flow statements for the three months ended March 27, 2015 and March 28, 2014.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarters of 2015 and 2014 consisted of 13 weeks ending on March 27, 2015 and March 28, 2014, respectively.

•	Fiscal year 2015 and 2014 will each consist of 52 weeks ending on December 25, 2015 and December 26, 2014, respectively.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 27, 2015 and March 28, 2014, and references to "year-end" indicate the fiscal year ended December 26, 2014.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $39 million and $41 million is included in the consolidated balance sheets as of the end of first quarter 2015 and December 2014, respectively.

New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for CSX beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

Other Items
Dividend Increase and share repurchases
On April 14, 2015, the Company announced a 13 percent increase in the quarterly dividend to $0.18 per common share, payable on June 15, 2015 to shareholders of record at the close of business on May 29, 2015. Also, on April 14, 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed over the next 24 months.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

During first quarters 2015 and 2014, CSX repurchased $127 million, or four million shares, and $127 million, or five million shares, respectively, of common stock under the $1 billion share repurchase program announced in April 2013. As of the date of this filing, the Company had completed all share repurchases under this program. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the FASB's Accounting Standards Codification ("ASC"), the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2015	2014
Numerator (Dollars in millions):
Net Earnings	$442	$398

Denominator (Units in millions):
Average Common Shares Outstanding	991	1,008
Other Potentially Dilutive Common Shares	1	—
Average Common Shares Outstanding, Assuming Dilution	992	1,008

Net Earnings Per Share, Basic	$0.45	$0.40
Net Earnings Per Share, Assuming Dilution	$0.45	$0.40

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards, which include long-term incentive awards.

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

On February 11, 2015, approximately 1 million performance units were granted to certain employees under a new long-term incentive plan ("2017 LTIP") adopted under the CSX Stock and Incentive Award Plan. Payouts of performance units for the cycle ending with fiscal year 2017 will be based on the achievement of goals related to both operating ratio and return on assets in each case excluding non-recurring items as disclosed in the Company's financial statements. The cumulative operating ratio and average return on assets over the plan period will each comprise 50% of the payout and will be measured independently of the other.

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

Additionally, as part of the new 2017 LTIP, the Company granted approximately 312 thousand restricted stock units to certain employees on February 11, 2015. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals.

Both performance units and restricted stock units require participants to be employed through the final day of the respective vesting period except in the case of death, disability or retirement. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	First Quarters
(Dollars in millions)	2015	2014

Share-Based Compensation Expense	$8	$5
Income Tax Benefit	3	2

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as follows:

	March 27, 2015			December 26, 2014
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$68	$132	$200	$68	$123	$191
Occupational	3	14	17	3	15	18
Asbestos	5	51	56	5	51	56
Total Casualty	76	197	273	76	189	265
Environmental	48	46	94	48	46	94
Other	17	43	60	18	41	59
Total	$141	$286	$427	$142	$276	$418

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

Casualty
Casualty reserves of $273 million as of the end of first quarter 2015 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Occupational and asbestos claims are analyzed by an independent actuary or specialist, respectively, in order to determine the number of unasserted, or incurred but not reported (“IBNR”), claims. Occupational claims analyses are performed by the actuary quarterly and are reviewed by management. Since exposure to asbestos has been substantially eliminated, management reviews asserted asbestos claims quarterly and the review by the specialist is completed annually.

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

Environmental
Environmental reserves were $94 million as of the end of first quarter 2015. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 250 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $60 million as of the end of first quarter 2015 include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $46 million in aggregate at March 27, 2015. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

Environmental
CSXT has indemnified Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”). The Property, which was formerly owned by Pharmacia, is now owned by CSXT. The indemnification and defense duties arise with respect to several matters. CSXT, on behalf of Pharmacia, is conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 60 other parties pursuant to an Administrative Settlement Agreement and Order on Consent with the U.S. Environmental Protection Agency ("EPA"). The EPA, using its CERCLA authority, seeks cleanup and removal costs and other damages associated with the presence of hazardous substances in the Lower Passaic River. In April 2014, the EPA announced its proposed plan to remediate the lower eight miles of the Lower Passaic River. The proposed plan, based on a Focused Feasibility Study, informs the public of EPA’s preferred remedial alternative. EPA’s proposed plan solicited public comments, which were due in August 2014. After review of comments, EPA is expected to issue its final cleanup plan in 2015. CSXT is also defending and indemnifying Pharmacia in a cooperative natural resource damages assessment process related to the Property. Based on currently available information, the Company does not believe any remediation costs potentially allocable to CSXT would be material to the Company's financial condition, results of operations or liquidity.

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

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company selects.  These amounts are reviewed by management.  The following table describes the components of expense / (income) related to net benefit expense recorded in labor and fringe on the income statement.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

	Pension Benefits
(Dollars in millions)	First Quarters
	2015	2014
Service Cost	$11	$11
Interest Cost	29	31
Expected Return on Plan Assets	(40)	(41)
Amortization of Net Loss	17	14
Net Periodic Benefit Cost	17	15
Special Termination Benefits - Workforce Reduction Program(a)	7	—
Total Expense	$24	$15

	Other Post-retirement Benefits
(Dollars in millions)	First Quarters
	2015	2014
Service Cost	$1	$1
Interest Cost	4	3
Amortization of Net Loss	1	1
Total Expense	$6	$5

(a) These charges result from a management workforce reduction program that was initiated in 2014 and was completed during the first quarter 2015.

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  No significant contributions to the Company's qualified pension plans are expected in 2015.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2015 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2014	$228	$9,514	$9,742
2015 activity:
Discount, premium and other activity	—	(1)	(1)
Long-term debt as of first quarter 2015	$228	$9,513	$9,741

Credit Facility
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016. As of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of first quarter 2015, CSX was in compliance with all covenant requirements under this facility.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Receivables Securitization Facility
The Company has a receivables securitization facility with a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.    Income Taxes

During the first quarter of 2014, the state of Indiana enacted legislation reducing the future corporate income tax rate. A net $21 million income tax benefit was recognized primarily as a result of this legislation and the related revaluation of deferred tax liabilities. There have been no material changes to the balance of unrecognized tax benefits on the consolidated balance sheet during first quarters 2015 and 2014.

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

•	Level 1 - observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets

•	Level 2 - other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.)

•	Level 3 - significant unobservable inputs (including the Company's own assumptions about the assumptions market participants would use in determining the fair value of investments)

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $357 million and $453 million as of March 27, 2015 and December 26, 2014, respectively.

	March 27, 2015			December 26, 2014
(Dollars in Millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$250	$—	$250	$250	$—	$250
Corporate Bonds	72	—	72	141	—	141
Government Securities	32	—	32	51	—	51
Auction Rate Securities	—	4	4	—	11	11
Total investments at fair value	$354	$4	$358	$442	$11	$453

These investments have the following maturities:

(Dollars in millions)	March 27, 2015	December 26, 2014
Less than 1 year	$257	$292
1 - 2 years	12	45
2 - 5 years	80	100
Greater than 5 years	9	16
Total	$358	$453

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 27, 2015	December 26, 2014
Long-term Debt (Including Current Maturities):
Fair Value	$11,379	$11,042
Carrying Value	9,741	9,742

NOTE 10.     Other Comprehensive Income

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $440 million and $414 million for first quarters 2015 and 2014, respectively.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income, continued

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 26, 2014, Net of Tax	$(611)	$(55)	$(666)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(11)	(11)
Amounts Reclassified to Net Earnings	18	(1)	17
Tax Expense	(8)	—	(8)
Total Other Comprehensive Income (Loss)	10	(12)	(2)
Balance March 27, 2015, Net of Tax	$(601)	$(67)	$(668)

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,007	$20	$3,027
Expense	(148)	2,344	(12)	2,184
Operating Income	148	663	32	843

Equity in Earnings of Subsidiaries	440	—	(440)	—
Interest (Expense) / Benefit	(133)	(7)	6	(134)
Other Income / (Expense) - Net	(1)	6	(3)	2

Earnings Before Income Taxes	454	662	(405)	711
Income Tax Benefit / (Expense)	(12)	(246)	(11)	(269)
Net Earnings	$442	$416	$(416)	$442

Total Comprehensive Earnings	$440	$413	$(413)	$440

First Quarter 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,992	$20	$3,012
Expense	(103)	2,393	(17)	2,273
Operating Income	103	599	37	739

Equity in Earnings of Subsidiaries	416	—	(416)	—
Interest (Expense) / Benefit	(130)	(14)	4	(140)
Other Income / (Expense) - Net	(2)	6	3	7

Earnings Before Income Taxes	387	591	(372)	606
Income Tax (Expense) / Benefit	11	(204)	(15)	(208)
Net Earnings	$398	$387	$(387)	$398

Total Comprehensive Earnings	$414	$393	$(393)	$414

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of March 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$363	$142	$56	$561
Short-term Investments	250	—	7	257
Accounts Receivable - Net	2	124	977	1,103
Receivable from Affiliates	1,324	2,318	(3,642)	—
Materials and Supplies	—	290	1	291
Deferred Income Taxes	—	146	—	146
Other Current Assets	4	87	8	99
Total Current Assets	1,943	3,107	(2,593)	2,457

Properties	1	37,347	2,476	39,824
Accumulated Depreciation	(1)	(9,674)	(1,277)	(10,952)
Properties - Net	—	27,673	1,199	28,872

Investments in Conrail	—	—	778	778
Affiliates and Other Companies	(39)	641	(27)	575
Investments in Consolidated Subsidiaries	21,788	—	(21,788)	—
Other Long-term Assets	169	387	(77)	479
Total Assets	$23,861	$31,808	$(22,508)	$33,161

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$167	$662	$29	$858
Labor and Fringe Benefits Payable	34	346	30	410
Payable to Affiliates	3,035	539	(3,574)	—
Casualty, Environmental and Other Reserves	—	126	15	141
Current Maturities of Long-term Debt	200	29	(1)	228
Income and Other Taxes Payable	(183)	459	12	288
Other Current Liabilities	—	107	6	113
Total Current Liabilities	3,253	2,268	(3,483)	2,038

Casualty, Environmental and Other Reserves	—	224	62	286
Long-term Debt	8,706	807	—	9,513
Deferred Income Taxes	(167)	8,847	206	8,886
Other Long-term Liabilities	754	465	(119)	1,100
Total Liabilities	$12,546	$12,611	$(3,334)	$21,823

Shareholders' Equity
Common Stock, $1 Par Value	$988	$181	$(181)	$988
Other Capital	100	5,078	(5,078)	100
Retained Earnings	10,895	13,945	(13,945)	10,895
Accumulated Other Comprehensive Loss	(668)	(34)	34	(668)
Noncontrolling Interest	—	27	(4)	23
Total Shareholders' Equity	$11,315	$19,197	$(19,174)	$11,338
Total Liabilities and Shareholders' Equity	$23,861	$31,808	$(22,508)	$33,161

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
As of December 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$510	$100	$59	$669
Short-term Investments	250	—	42	292
Accounts Receivable - Net	2	206	921	1,129
Receivable from Affiliates	1,211	2,418	(3,629)	—
Materials and Supplies	—	272	1	273
Deferred Income Taxes	3	139	(1)	141
Other Current Assets	—	61	7	68
Total Current Assets	1,976	3,196	(2,600)	2,572

Properties	1	36,888	2,454	39,343
Accumulated Depreciation	(1)	(9,516)	(1,242)	(10,759)
Properties - Net	—	27,372	1,212	28,584

Investments in Conrail	—	—	779	779
Affiliates and Other Companies	(39)	644	(28)	577
Investment in Consolidated Subsidiaries	21,570	—	(21,570)	—
Other Long-term Assets	178	387	(24)	541
Total Assets	$23,685	$31,599	$(22,231)	$33,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$106	$707	$32	$845
Labor and Fringe Benefits Payable	38	511	64	613
Payable to Affiliates	3,053	514	(3,567)	—
Casualty, Environmental and Other Reserves	—	126	16	142
Current Maturities of Long-term Debt	200	29	(1)	228
Income and Other Taxes Payable	(150)	293	20	163
Other Current Liabilities	—	111	5	116
Total Current Liabilities	3,247	2,291	(3,431)	2,107

Casualty, Environmental and Other Reserves	—	213	63	276
Long-term Debt	8,705	809	—	9,514
Deferred Income Taxes	(172)	8,827	203	8,858
Other Long-term Liabilities	753	487	(118)	1,122
Total Liabilities	$12,533	$12,627	$(3,283)	$21,877

Shareholders' Equity
Common Stock, $1 Par Value	$992	$181	$(181)	$992
Other Capital	92	5,077	(5,077)	92
Retained Earnings	10,734	13,717	(13,717)	10,734
Accumulated Other Comprehensive Loss	(666)	(31)	31	(666)
Noncontrolling Minority Interest	—	28	(4)	24
Total Shareholders' Equity	$11,152	$18,972	$(18,948)	$11,176
Total Liabilities and Shareholders' Equity	$23,685	$31,599	$(22,231)	$33,053

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three months ended March 27, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$134	$871	$(315)	$690
Investing Activities
Property Additions	—	(574)	(24)	(598)
Purchases of Short-term Investments	(105)	—	—	(105)
Proceeds from Sales of Short-term Investments	105	—	35	140
Other Investing Activities	—	(50)	113	63
Net Cash Provided by (Used in) Investing Activities	—	(624)	124	(500)
Financing Activities
Dividends Paid	(158)	(188)	188	(158)
Shares Repurchased	(127)	—	—	(127)
Other Financing Activities	4	(17)	—	(13)
Net Cash Provided by (Used in) Financing Activities	(281)	(205)	188	(298)
Net Increase (Decrease) in Cash and Cash Equivalents	(147)	42	(3)	(108)
Cash and Cash Equivalents at Beginning of Period	510	100	59	669
Cash and Cash Equivalents at End of Period	$363	$142	$56	$561

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three months ended March 28, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$113	$669	$(183)	$599
Investing Activities
Property Additions	—	(443)	(32)	(475)
Purchases of Short-term Investments	(165)	—	—	(165)
Proceeds from Sales of Short-term Investments	407	—	2	409
Other Investing Activities	—	(67)	71	4
Net Cash Provided by (Used in) Investing Activities	242	(510)	41	(227)
Financing Activities
Long-term Debt Repaid	(200)	(9)	—	(209)
Dividends Paid	(151)	(143)	143	(151)
Shares Repurchased	(127)	—	—	(127)
Other Financing Activities	5	(7)	—	(2)
Net Cash Provided by (Used in) Financing Activities	(473)	(159)	143	(489)
Net Increase (Decrease) in Cash and Cash Equivalents	(118)	—	1	(117)
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$321	$91	$63	$475

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2015 HIGHLIGHTS

•	Revenue of $3.0 billion slightly increased by $15 million year over year as volume growth, price gains and higher other revenue were mostly offset by lower fuel surcharge recoveries.

•	Expenses of $2.2 billion decreased $89 million or 4% year over year primarily driven by lower fuel costs partially offset by higher labor and fringe expense.

•	Operating income of $843 million increased $104 million or 14% year over year.

•	Operating ratio of 72.2% improved 330 basis points.

	First Quarters
	2015	2014	Change	% Change
Volume (in thousands)	1,635	1,620	15	1%

(in millions)
Revenue	$3,027	$3,012	$15	—%
Expense	2,184	2,273	89	4%
Operating Income	$843	$739	$104	14%

Operating Ratio	72.2%	75.5%	330	bps

Earnings Per Diluted Share	$0.45	$0.40	$0.05	13%

For additional information, refer to Results of Operations discussed on pages 26 through 28.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	First Quarters
	Volume			Revenue			Revenue Per Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Agricultural
Agricultural Products	109	106	3%	$291	$284	2%	$2,670	$2,679	—%
Phosphates and Fertilizers	78	83	(6)	136	134	1	1,744	1,614	8
Food and Consumer	23	23	—	64	65	(2)	2,783	2,826	(2)
Industrial
Chemicals	155	146	6	534	516	3	3,445	3,534	(3)
Automotive	101	98	3	267	275	(3)	2,644	2,806	(6)
Metals	61	65	(6)	154	165	(7)	2,525	2,538	(1)
Housing and Construction
Forest Products	73	74	(1)	198	194	2	2,712	2,622	3
Minerals	60	54	11	103	95	8	1,717	1,759	(2)
Waste and Equipment	31	31	—	62	59	5	2,000	1,903	5
Total Merchandise	691	680	2	1,809	1,787	1	2,618	2,628	—
Coal	289	293	(1)	638	662	(4)	2,208	2,259	(2)
Intermodal	655	647	1	415	421	(1)	634	651	(3)
Other	—	—	—	165	142	16	—	—	—
Total	1,635	1,620	1%	$3,027	$3,012	—%	$1,851	$1,859	—%

First Quarter 2015
Revenue
Revenue was slightly up by $15 million to $3.0 billion from the prior year's first quarter as volume growth, price gains and higher other revenue were mostly offset by lower fuel surcharge recoveries.

Merchandise
Agricultural Sector
Agricultural Products - Volume growth was driven by increased feed grain shipments from a record harvest. Ethanol shipments also increased due to higher sourcing at CSX-served ethanol blending locations. Growth was partially offset by declines in the export market as a result of a strong harvest in South America and pressure from the strengthening U.S. dollar.

Phosphates and Fertilizers - Softer phosphate demand drove volume declines across both domestic and export markets. Key drivers of lower volumes include late winter weather which delayed domestic fertilizer application, along with high existing inventories and the strength of the U.S. dollar which pressured export markets.

Food and Consumer - Gains in frozen food shipments resulted from increased traffic which was rerouted to the east due to U.S. West Coast port disruptions. This increase was offset by a decline in the canned goods market due to a competitive shift.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industrial Sector
Chemicals - Volume growth was driven by the larger portfolio of energy-related shipments of crude oil, liquefied petroleum gases (LPG) and petroleum products versus first quarter last year.   The growth was partially offset by a decline in frac sand, reflecting reduced drilling activity for natural gas this year.

Automotive - Finished vehicle volume grew as North American light vehicle production increased.

Metals - Volume declines reflect a challenged domestic scrap market due to the strong U.S. dollar, which has increased steel imports and decreased domestic steel production.

Housing and Construction Sector
Forest Products - Volume decreased due to continued weakening demand for printing paper and newsprint in consumer behavior.

Minerals - Volume increased due to growth in aggregates (which includes crushed stone, sand and gravel) as a result of more infrastructure development projects in CSX's territory.

Waste and Equipment - Overall volume was flat as growth in municipal waste shipments in the northeast was offset by project delays in the equipment market.

Coal
Domestic Utility Coal - Volume slightly decreased as a result of lower natural gas prices favoring increased natural gas power generation and higher overall coal stockpiles.

Domestic Coke, Iron Ore and Other - Volume increased as a result of iron ore shipments associated with a new customer facility and stronger river coal shipments this quarter.

Export Coal - Metallurgical and thermal coal volume was down as global market conditions continued to weaken due to global oversupply and the strength of the U.S. dollar.

Intermodal
Domestic - Domestic volume increased nearly 9%, driven by continued success with CSX’s highway-to-rail (H2R) conversion program, growth with existing customers and new service offerings.

International - International volume declined 7% primarily as a result of U.S. West Coast port disruptions impacting global container shipments moving to inland destinations.

Other
The increase in other revenue of $23 million is primarily related to revenue recognized from customers who did not meet minimum contractual volumes in the quarter of $105 million, compared to $55 million in the prior year.  This increase was partially offset by adjustments to revenue reserves.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses in the first quarter 2015 decreased 4% or $89 million from the prior year's first quarter. Significant variances are described below.

Labor and Fringe expense increased $65 million due to the following:

•	Inflation resulted in $37 million of additional cost driven by union and management wages partially offset by reduced health and welfare costs.

•
Labor costs were $16 million higher due to an amended locomotive maintenance agreement in mid-2014 where CSX now provides oversight of the labor force. As a result, outside service costs shifted from materials, supplies and other to labor and fringe, but overall expense for this change is neutral for the quarter.

•	Volume-related costs were $12 million higher primarily to help serve customer demand.

•	Other costs were $12 million higher, which include such charges as the completion of the management workforce reduction program initiated during the fourth quarter 2014.

•	Efficiency savings of $12 million were due to less overtime across operating support functions and reduced management headcount.

Materials, Supplies and Other expense decreased $2 million due to the following:

•	Train accident costs increased $23 million during the quarter primarily driven by costs related to derailments, despite the improvement in the FRA train accident frequency rate.

•	Inflation resulted in $11 million of additional cost.

•	Volume-related and other costs rose $2 million primarily to help serve customer demand.

•	Efficiency savings of $22 million were driven by general and administrative cost savings initiatives as well as a reduction in weather-related costs and foreign locomotive usage versus the prior year.

•	The amended locomotive maintenance agreement shifted $16 million to labor and fringe as referenced above.

Fuel expense decreased $176 million due to the following:

•	Volume-related costs were $10 million higher.

•	Locomotive fuel price decreased 41% and reduced expense by $169 million.

•	Locomotive fuel reduction technology and improved processes helped drive $4 million of efficiency.

•	Other fuel savings of $13 million were primarily due to lower non-locomotive fuel costs.

Depreciation expense increased $12 million due to a larger asset base.

Equipment and Other Rents expense increased $12 million due to the following:

•	Inflation resulted in $5 million additional cost related to rates on automotive and intermodal cars.

•	Other costs increased $7 million primarily due to higher locomotive leases.

Interest expense decreased $6 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net decreased $5 million primarily due to lower real estate sales and higher non-operating expenses.

Income tax expense increased $61 million primarily due to higher earnings as well as a prior year benefit related to a change in state tax legislation that did not repeat in the current quarter.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	First Quarters
	2015	2014	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.79	0.97	19%
FRA Train Accident Rate	1.77	2.68	34%

On-Time Originations	50%	63%	(21)%
On-Time Arrivals	41%	51%	(20)%

Train Velocity	20.2	20.6	(2)%
Dwell	27.7	26.8	(3)%

Cars-On-Line	208,959	202,319	(3)%

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

The Company constantly collaborates with the FRA and industry organizations as well as federal, state and local governments on safety innovations and initiatives. For example, CSX and other freight railroads have actively worked with the U.S. Department of Transportation ("DOT") and other key stakeholders to evaluate and implement far-reaching safety enhancements for transportation of certain flammable materials, including essential energy products, on the nation’s freight railroad network.

The FRA reportable personal injury frequency index improved 19 percent year over year to 0.79, and the reported FRA train accident frequency rate improved 34 percent to 1.77.  These results highlight the company’s commitment to safety especially while working under challenging operating conditions.

CSX’s operations were stable in the quarter and the company expects service improvement through strategic infrastructure investments, as well as additional locomotives coming online. While on-time originations decreased year over year to 50 percent and on-time arrivals declined to 41 percent, both were relatively consistent with fourth quarter levels. Average train velocity was 20.2 miles per hour, and dwell was 27.7 hours, both unfavorable year-over-year, but stable sequentially.

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
Total assets as well as total liabilities and shareholders' equity increased $108 million from year end. The increase in assets was primarily driven by higher net properties of $288 million resulting from capital investments partially offset by net cash outflows (including short-term investment activity) of $143 million. The increase in liabilities and shareholders' equity was primarily driven by higher net earnings of $442 million partially offset by dividends paid of $158 million and share repurchases of $127 million.

Significant Cash Flows
The following table highlights net cash activity for operating, investing and financing activities for three months ended 2014 and 2015.

	Three Months
Dollars in millions	2015	2014	$ Var
Net cash provided by operating activities	$690	$599	$91
Net cash used in investing activities	$(500)	$(227)	$(273)
Net cash used in financing activities	$(298)	$(489)	$191

Cash and cash equivalents decreased in both years. However, the decrease in the current year was $9 million less than in prior year primarily due to the following:

•	Cash provided by operating activities increased $91 million primarily due to higher collections of accounts receivable and higher net earnings.

•	Cash used in investing activities increased $273 million primarily due to lower net sales of short term investments.

•	Cash used in financing activities decreased $191 million primarily due to lower debt repayments.

Planned capital investments for 2015 are expected to be $2.5 billion, including expected spending of approximately $300 million for Positive Train Control ("PTC"). This $2.5 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year. Approximately half of the 2015 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and service improvements to optimize performance. CSX intends to fund capital investments through cash generated from operations.

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.9 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through March 2015 was $1.2 billion.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Working Capital
As of the end of first quarter 2015, CSX had $818 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in September 2016 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has a receivables securitization facility with a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $419 million and $465 million as of March 2015 and December 2014, respectively. This decline since year end is primarily due to cash used for property additions, dividends paid, and share repurchases which more than offset cash from operations.

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

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) of CSX's most recent annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation and initiatives to further regulate the rail industry;

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
PART II

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in market risk from the information provided under Part II, Item 7A (Quantitative and Qualitative Disclosures about Market Risk) of CSX's most recent annual report on Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
As of March 27, 2015, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 27, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q.  Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.

Environmental Proceedings That Could Result in Fines Above $100,000
In connection with a CSXT train derailment in Lynchburg, VA on April 30, 2014, the Company has entered into an agreement with the Virginia Department of Environmental Quality to pay an environmental penalty of $361 thousand.

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

During first quarters 2015 and 2014, CSX repurchased $127 million, or four million shares, and $127 million, or five million shares, respectively, of common stock under the $1 billion share repurchase program announced in April 2013. As of the date of this filing, the Company had completed all share repurchases under this program. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
PART II

Share repurchase activity for the first quarter 2015 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$130,625,331
January	1,193,903	$34.97	1,007,800	95,358,146
February	1,129,600	34.90	1,129,300	55,944,187
March	1,502,200	34.54	1,501,600	4,077,224
Ending Balance	3,825,703	$34.78	3,638,700	$4,077,224

(a) First quarter 2015 consisted of the following fiscal periods: January (December 27, 2014 - January 23, 2015), February (January 24, 2015 - February 20, 2015), March (February 21, 2015 - March 27, 2015).
(b) The difference of 187,003 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
    None
Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.1	CSX 2015-2017 Long-term Incentive Plan	February 13, 2015, Exhibit 10.1, Form 8-K

Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 27, 2015 filed with the SEC on April 15, 2015, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 27, 2015 and March 28, 2014, (ii) consolidated comprehensive income statements for the fiscal periods ended March 27, 2015 and March 28, 2014, (iii) consolidated balance sheets at March 27, 2015 and December 26, 2014, (iv) consolidated cash flow statements for the fiscal periods ended March 27, 2015 and March 28, 2014, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 15, 2015