Form 10-Q
period 2015-06-26
CSX CORP
filed 2015-07-15
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2015
OR
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
Yes ( ) No (X)
There were 983,737,246 shares of common stock outstanding on June 26, 2015 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2015

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2015	2014	2015	2014

Revenue	$3,064	$3,244	$6,091	$6,256
Expense
Labor and Fringe	825	809	1,704	1,623
Materials, Supplies and Other	559	621	1,186	1,250
Fuel	263	416	533	862
Depreciation	299	287	594	570
Equipment and Other Rents	101	114	214	215
Total Expense	2,047	2,247	4,231	4,520

Operating Income	1,017	997	1,860	1,736

Interest Expense	(134)	(135)	(268)	(275)
Other Income - Net	4	(12)	6	(5)
Earnings Before Income Taxes	887	850	1,598	1,456

Income Tax Expense	(334)	(321)	(603)	(529)
Net Earnings	$553	$529	$995	$927

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.56	$0.53	$1.01	$0.92
Net Earnings Per Share, Assuming Dilution	$0.56	$0.53	$1.00	$0.92

Average Shares Outstanding (In millions)	988	1,003	989	1,005
Average Shares Outstanding, Assuming Dilution (In millions)	989	1,003	990	1,006

Cash Dividends Paid Per Common Share	$0.18	$0.16	$0.34	$0.31

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2015	2014	2015	2014
Total Comprehensive Earnings (Note 10)	$565	$544	$1,005	$958

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 26, 2015	December 26, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$438	$669
Short-term Investments	680	292
Accounts Receivable - Net (Note 1)	1,022	1,129
Materials and Supplies	295	273
Deferred Income Taxes	132	141
Other Current Assets	102	68
Total Current Assets	2,669	2,572

Properties	40,313	39,343
Accumulated Depreciation	(11,063)	(10,759)
Properties - Net	29,250	28,584

Investment in Conrail	787	779
Affiliates and Other Companies	579	577
Other Long-term Assets	492	541
Total Assets	$33,777	$33,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$772	$845
Labor and Fringe Benefits Payable	480	613
Casualty, Environmental and Other Reserves (Note 4)	146	142
Current Maturities of Long-term Debt (Note 7)	18	228
Income and Other Taxes Payable	243	163
Other Current Liabilities	119	116
Total Current Liabilities	1,778	2,107

Casualty, Environmental and Other Reserves (Note 4)	280	276
Long-term Debt (Note 7)	10,107	9,514
Deferred Income Taxes	8,897	8,858
Other Long-term Liabilities	1,138	1,122
Total Liabilities	22,200	21,877

Shareholders' Equity:
Common Stock, $1 Par Value	984	992
Other Capital	118	92
Retained Earnings	11,117	10,734
Accumulated Other Comprehensive Loss (Note 10)	(656)	(666)
Noncontrolling Interest	14	24
Total Shareholders' Equity	11,577	11,176
Total Liabilities and Shareholders' Equity	$33,777	$33,053

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2015	2014

OPERATING ACTIVITIES
Net Earnings	$995	$927
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	594	570
Deferred Income Taxes	33	86
Gain on Property Dispositions	(19)	(4)
Other Operating Activities	65	1
Changes in Operating Assets and Liabilities:
Accounts Receivable	101	(60)
Other Current Assets	(52)	(60)
Accounts Payable	(68)	(50)
Income and Other Taxes Payable	78	114
Other Current Liabilities	(145)	(79)
Net Cash Provided by Operating Activities	1,582	1,445

INVESTING ACTIVITIES
Property Additions	(1,288)	(956)
Purchase of Short-term Investments	(775)	(360)
Proceeds from Sales of Short-term Investments	390	646
Proceeds from Property Dispositions	47	37
Other Investing Activities	52	(17)
Net Cash Used in Investing Activities	(1,574)	(650)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	600	—
Long-term Debt Repaid (Note 7)	(210)	(244)
Dividends Paid	(336)	(311)
Shares Repurchased	(284)	(257)
Other Financing Activities	(9)	(2)
Net Cash Used in Financing Activities	(239)	(814)

Net Decrease in Cash and Cash Equivalents	(231)	(19)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	592
Cash and Cash Equivalents at End of Period	$438	$573

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and six months ended June 26, 2015 and June 27, 2014;

•	Consolidated comprehensive income statements for the quarters and six months ended June 26, 2015 and June 27, 2014;

•	Consolidated balance sheets at June 26, 2015 and December 26, 2014; and

•	Consolidated cash flow statements for the six months ended June 26, 2015 and June 27, 2014.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2015 and 2014 consisted of 13 weeks ending on June 26, 2015 and June 27, 2014, respectively.

•	Fiscal year 2015 and 2014 will each consist of 52 weeks ending on December 25, 2015 and December 26, 2014, respectively.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 26, 2015 and June 27, 2014, and references to "year-end" indicate the fiscal year ended December 26, 2014.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $37 million and $41 million is included in the consolidated balance sheets as of the end of second quarter 2015 and December 2014, respectively.

New Accounting Pronouncements
On April 7, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, Interest - Imputation of Interest, which changes the financial statement presentation of debt issuance costs to be a direct reduction to long-term debt, rather than presented as a long-term asset. The amortization of debt issuance costs will continue to be included in interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015 and will not have a material effect on the Company's financial condition, results of operations or liquidity.

On July 9, 2015, the FASB approved a one-year deferral of the effective date of the Accounting Standards Update, Revenue from Contracts with Customers. This standard will now become effective for CSX beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Other items
Share Repurchases
In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the second quarter of 2015 and 2014, the Company repurchased approximately $157 million, or four million shares, and $130 million, or four million shares, respectively. During the six months of 2015 and 2014, the Company repurchased $284 million, or eight million shares, and $257 million, or nine million shares, respectively. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the FASB's Accounting Standards Codification ("ASC"), the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2015	2014	2015	2014
Numerator (Dollars in millions):
Net Earnings	$553	$529	$995	$927

Denominator (Units in millions):
Average Common Shares Outstanding	988	1,003	989	1,005
Other Potentially Dilutive Common Shares	1	—	1	1
Average Common Shares Outstanding, Assuming Dilution	989	1,003	990	1,006

Net Earnings Per Share, Basic	$0.56	$0.53	$1.01	$0.92
Net Earnings Per Share, Assuming Dilution	$0.56	$0.53	$1.00	$0.92

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

In February 2015, approximately 1 million performance units were granted to certain employees under a new long-term incentive plan ("2015-2017 LTIP") adopted under the CSX Stock and Incentive Award Plan. Payouts of performance units for the cycle ending with fiscal year 2017 will be based on the achievement of goals related to both operating ratio and return on assets in each case excluding non-recurring items as disclosed in the Company's financial statements. The cumulative operating ratio and average return on assets over the plan period will each comprise 50% of the payout and will be measured independently of the other.

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

Additionally, as part of the new 2015-2017 LTIP, the Company granted approximately 312 thousand restricted stock units to certain employees in February 2015. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals.

Both performance units and restricted stock units require participants to be employed through the final day of the respective vesting period except in the case of death, disability or retirement. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Second Quarters		Six Months
(Dollars in millions)	2015	2014	2015	2014

Share-Based Compensation Expense	$10	$6	$18	$11
Income Tax Benefit	4	2	7	4

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as follows:

	June 26, 2015			December 26, 2014
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$58	$147	$205	$68	$123	$191
Occupational	3	14	17	3	15	18
Asbestos	5	50	55	5	51	56
Total Casualty	66	211	277	76	189	265
Environmental	58	37	95	48	46	94
Other	22	32	54	18	41	59
Total	$146	$280	$426	$142	$276	$418

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

Casualty
Casualty reserves of $277 million as of the end of second quarter 2015 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Environmental
Environmental reserves were $95 million as of the end of second quarter 2015. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 254 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $54 million as of the end of second quarter 2015 include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $49 million in aggregate at June 26, 2015. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. The District Court remand proceedings are underway and a class certification hearing has been scheduled for early November 2015. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

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

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met.  Eligible retirees who are age 65 years or older (Medicare-eligible) are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Eligible retirees younger than 65 years (non-Medicare eligible) are covered by a self-insured program partially funded by participating retirees.  The life insurance plan is non-contributory.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2015	2014	2015	2014
Service Cost	$11	$11	$22	$22
Interest Cost	29	31	58	62
Expected Return on Plan Assets	(41)	(42)	(81)	(83)
Amortization of Net Loss	18	14	35	28
Net Periodic Benefit Cost	17	14	34	29
Special Termination Employee Benefits(a)	—	—	7	—
Total Expense	$17	$14	$41	$29

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2015	2014	2015	2014
Service Cost	$—	$—	$1	$1
Interest Cost	3	4	7	7
Amortization of Net Loss	1	2	2	3
Amortization of Prior Service Costs	—	(1)	—	(1)
Total Expense	$4	$5	$10	$10

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

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2015 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2014	$228	$9,514	$9,742
2015 activity:
Long-term debt issued	—	600	600
Long-term debt repaid	(210)	—	(210)
Discount, premium and other activity	—	(7)	(7)
Long-term debt as of second quarter 2015	$18	$10,107	$10,125

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements, continued

Debt Issuance
On April 21, 2015, CSX issued $600 million of 3.95% notes due 2050. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds may be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvement in productivity and other cost reduction initiatives.

Credit Facility
On May 21, 2015, CSX replaced its existing $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks which was set to expire in September 2016. This new facility expires in May 2020, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of second quarter 2015, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits on the consolidated balance sheet during second quarters 2015 and 2014.

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $777 million and $453 million as of June 26, 2015 and December 26, 2014, respectively.

	June 26, 2015			December 26, 2014
(Dollars in Millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$670	$—	$670	$250	$—	$250
Corporate Bonds	71	—	71	141	—	141
Government Securities	32	—	32	51	—	51
Auction Rate Securities	—	4	4	—	11	11
Total investments at fair value	$773	$4	$777	$442	$11	$453

These investments have the following maturities:

(Dollars in millions)	June 26, 2015	December 26, 2014
Less than 1 year	$680	$292
1 - 2 years	14	45
2 - 5 years	74	100
Greater than 5 years	9	16
Total	$777	$453

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 26, 2015	December 26, 2014
Long-term Debt (Including Current Maturities):
Fair Value	$10,788	$11,042
Carrying Value	10,125	9,742

NOTE 10.     Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $565 million and $544 million for second quarters, and $1 billion and $958 million for six months 2015 and 2014, respectively.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income / (Loss), continued

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 26, 2014, Net of Tax	$(611)	$(55)	$(666)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(11)	(11)
Amounts Reclassified to Net Earnings	36	—	36
Tax Expense	(15)	—	(15)
Total Other Comprehensive Income (Loss)	21	(11)	10
Balance June 26, 2015, Net of Tax	$(590)	$(66)	$(656)

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,045	$19	$3,064
Expense	(146)	2,239	(46)	2,047
Operating Income	146	806	65	1,017

Equity in Earnings of Subsidiaries	546	—	(546)	—
Interest (Expense) / Benefit	(132)	(9)	7	(134)
Other Income / (Expense) - Net	(2)	7	(1)	4

Earnings Before Income Taxes	558	804	(475)	887
Income Tax Benefit / (Expense)	(5)	(305)	(24)	(334)
Net Earnings	$553	$499	$(499)	$553

Total Comprehensive Earnings	$565	$499	$(499)	$565

Second Quarter 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,223	$21	$3,244
Expense	(105)	2,360	(8)	2,247
Operating Income	105	863	29	997

Equity in Earnings of Subsidiaries	545	—	(545)	—
Interest (Expense) / Benefit	(126)	(14)	5	(135)
Other Income / (Expense) - Net	(3)	(10)	1	(12)

Earnings Before Income Taxes	521	839	(510)	850
Income Tax (Expense) / Benefit	8	(318)	(11)	(321)
Net Earnings	$529	$521	$(521)	$529

Total Comprehensive Earnings	$544	$522	$(522)	$544

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months Ended June 26, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$6,052	$39	$6,091
Expense	(294)	4,583	(58)	4,231
Operating Income	294	1,469	97	1,860

Equity in Earnings of Subsidiaries	986	—	(986)	—
Interest (Expense) / Benefit	(265)	(16)	13	(268)
Other Income / (Expense) - Net	(3)	13	(4)	6

Earnings Before Income Taxes	1,012	1,466	(880)	1,598
Income Tax (Expense) / Benefit	(17)	(551)	(35)	(603)
Net Earnings	$995	$915	$(915)	$995

Total Comprehensive Earnings	$1,005	$912	$(912)	$1,005

Six Months Ended June 27, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$6,215	$41	$6,256
Expense	(208)	4,753	(25)	4,520
Operating Income	208	1,462	66	1,736

Equity in Earnings of Subsidiaries	961	—	(961)	—
Interest (Expense) / Benefit	(256)	(28)	9	(275)
Other Income / (Expense) - Net	(5)	(4)	4	(5)

Earnings Before Income Taxes	908	1,430	(882)	1,456
Income Tax (Expense) / Benefit	19	(522)	(26)	(529)
Net Earnings	$927	$908	$(908)	$927

Total Comprehensive Earnings	$958	$915	$(915)	$958

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of June 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$233	$144	$61	$438
Short-term Investments	670	—	10	680
Accounts Receivable - Net	2	175	845	1,022
Receivable from Affiliates	1,194	2,324	(3,518)	—
Materials and Supplies	—	295	—	295
Deferred Income Taxes	4	129	(1)	132
Other Current Assets	5	84	13	102
Total Current Assets	2,108	3,151	(2,590)	2,669

Properties	1	37,787	2,525	40,313
Accumulated Depreciation	(1)	(9,752)	(1,310)	(11,063)
Properties - Net	—	28,035	1,215	29,250

Investments in Conrail	—	—	787	787
Affiliates and Other Companies	(39)	646	(28)	579
Investments in Consolidated Subsidiaries	22,157	—	(22,157)	—
Other Long-term Assets	174	399	(81)	492
Total Assets	$24,400	$32,231	$(22,854)	$33,777

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$108	$638	$26	$772
Labor and Fringe Benefits Payable	34	411	35	480
Payable to Affiliates	3,125	495	(3,620)	—
Casualty, Environmental and Other Reserves	—	131	15	146
Current Maturities of Long-term Debt	—	18	—	18
Income and Other Taxes Payable	(320)	535	28	243
Other Current Liabilities	—	108	11	119
Total Current Liabilities	2,947	2,336	(3,505)	1,778

Casualty, Environmental and Other Reserves	—	224	56	280
Long-term Debt	9,301	806	—	10,107
Deferred Income Taxes	(164)	8,852	209	8,897
Other Long-term Liabilities	753	502	(117)	1,138
Total Liabilities	$12,837	$12,720	$(3,357)	$22,200

Shareholders' Equity
Common Stock, $1 Par Value	$984	$181	$(181)	$984
Other Capital	118	5,089	(5,089)	118
Retained Earnings	11,117	14,257	(14,257)	11,117
Accumulated Other Comprehensive Loss	(656)	(34)	34	(656)
Noncontrolling Interest	—	18	(4)	14
Total Shareholders' Equity	$11,563	$19,511	$(19,497)	$11,577
Total Liabilities and Shareholders' Equity	$24,400	$32,231	$(22,854)	$33,777

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended June 26, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$367	$1,530	$(315)	$1,582
Investing Activities
Property Additions	—	(1,215)	(73)	(1,288)
Purchases of Short-term Investments	(775)	—	—	(775)
Proceeds from Sales of Short-term Investments	355	—	35	390
Proceeds from Property Dispositions	—	46	1	47
Other Investing Activities	(11)	72	(9)	52
Net Cash Provided by (Used in) Investing Activities	(431)	(1,097)	(46)	(1,574)
Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(200)	(10)	—	(210)
Dividends Paid	(336)	(375)	375	(336)
Shares Repurchased	(284)	—	—	(284)
Other Financing Activities	7	(4)	(12)	(9)
Net Cash Provided by (Used in) Financing Activities	(213)	(389)	363	(239)
Net Increase (Decrease) in Cash and Cash Equivalents	(277)	44	2	(231)
Cash and Cash Equivalents at Beginning of Period	510	100	59	669
Cash and Cash Equivalents at End of Period	$233	$144	$61	$438

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six months ended June 27, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$453	$1,276	$(284)	$1,445
Investing Activities
Property Additions	—	(867)	(89)	(956)
Purchases of Short-term Investments	(360)	—	—	(360)
Proceeds from Sales of Short-term Investments	637	—	9	646
Proceeds from Property Dispositions	—	37	—	37
Other Investing Activities	—	(95)	78	(17)
Net Cash Provided by (Used in) Investing Activities	277	(925)	(2)	(650)
Financing Activities
Long-term Debt Repaid	(200)	(44)	—	(244)
Dividends Paid	(311)	(285)	285	(311)
Shares Repurchased	(257)	—	—	(257)
Other Financing Activities	6	(10)	2	(2)
Net Cash Provided by (Used in) Financing Activities	(762)	(339)	287	(814)
Net Increase (Decrease) in Cash and Cash Equivalents	(32)	12	1	(19)
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$407	$103	$63	$573

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2015 HIGHLIGHTS

•
Revenue declined $180 million to $3.1 billion from the prior year's second quarter reflecting lower fuel surcharge recoveries of $183 million. Excluding this impact, revenue was relatively flat as continued pricing gains were offset with a slight volume decline and negative portfolio mix.

•
Expenses of $2.0 billion decreased $200 million or 9% year over year primarily driven by lower fuel costs of $153 million. Also included in the quarter were efficiency savings and lower volume-related costs.

•	Operating income exceeded $1.0 billion for the first time in a quarter in the Company's history, representing an increase of $20 million or 2% year over year.

•	Operating ratio of 66.8% improved 250 basis points.

•	Earnings per share of $0.56 increased $0.03 or 6% year over year.

	Second Quarters				Six Months
	2015	2014	Fav / (Unfav)	% Change	2015	2014	Fav / (Unfav)	% Change
Volume (in thousands)	1,759	1,781	(22)	(1)%	3,394	3,401	(7)	—%

(in millions)
Revenue	$3,064	$3,244	$(180)	(6)%	$6,091	$6,256	$(165)	(3)%
Expense	2,047	2,247	200	9%	4,231	4,520	289	6%
Operating Income	$1,017	$997	$20	2%	$1,860	$1,736	$124	7%

Operating Ratio	66.8%	69.3%	250	bps	69.5%	72.3%	280	bps

Earnings Per Diluted Share	$0.56	$0.53	$0.03	6%	$1.00	$0.92	$0.08	9%

For additional information, refer to Results of Operations discussed on pages 27 through 30.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Agricultural
Agricultural Products	101	105	(4)%	$266	$285	(7)%	$2,634	$2,714	(3)%
Phosphates and Fertilizers	78	86	(9)	122	143	(15)	1,564	1,663	(6)
Food and Consumer	24	25	(4)	68	70	(3)	2,833	2,800	1
Industrial
Chemicals	158	157	1	530	556	(5)	3,354	3,541	(5)
Automotive	120	114	5	313	321	(2)	2,608	2,816	(7)
Metals	61	74	(18)	156	184	(15)	2,557	2,486	3
Housing and Construction
Forest Products	74	79	(6)	202	210	(4)	2,730	2,658	3
Minerals	84	80	5	123	123	—	1,464	1,538	(5)
Waste and Equipment	41	40	3	78	79	(1)	1,902	1,975	(4)
Total Merchandise	741	760	(3)	1,858	1,971	(6)	2,507	2,593	(3)
Coal	295	330	(11)	630	744	(15)	2,136	2,255	(5)
Intermodal	723	691	5	450	449	—	622	650	(4)
Other	—	—	—	126	80	58	—	—	—
Total	1,759	1,781	(1)%	$3,064	$3,244	(6)%	$1,742	$1,821	(4)%

Six Months
	Volume			Revenue			Revenue Per Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Agricultural
Agricultural Products	210	211	—%	$557	$569	(2)%	$2,652	$2,697	(2)%
Phosphates and Fertilizers	156	169	(8)	258	277	(7)	1,654	1,639	1
Food and Consumer	47	48	(2)	132	135	(2)	2,809	2,813	—
Industrial
Chemicals	313	303	3	1,064	1,072	(1)	3,399	3,538	(4)
Automotive	221	212	4	580	596	(3)	2,624	2,811	(7)
Metals	122	139	(12)	310	349	(11)	2,541	2,511	1
Housing and Construction
Forest Products	147	153	(4)	400	404	(1)	2,721	2,641	3
Minerals	144	134	7	226	218	4	1,569	1,627	(4)
Waste and Equipment	72	71	1	140	138	1	1,944	1,944	—
Total Merchandise	1,432	1,440	(1)	3,667	3,758	(2)	2,561	2,610	(2)
Coal	584	623	(6)	1,268	1,406	(10)	2,171	2,257	(4)
Intermodal	1,378	1,338	3	865	870	(1)	628	650	(3)
Other	—	—	—	291	222	31	—	—	—
Total	3,394	3,401	—%	$6,091	$6,256	(3)%	$1,795	$1,839	(2)%

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2015
Revenue
Revenue declined $180 million to $3.1 billion from the prior year's second quarter reflecting lower fuel surcharge recoveries of $183 million. Excluding this impact, revenue was relatively flat as continued pricing gains were offset with a slight volume decline and negative portfolio mix.

Merchandise
Agricultural Sector
Agricultural Products - Volume decline was driven by decreased ethanol shipments due to over-supply in the eastern ethanol markets. Declines were partially offset by strength in the feed grain market from the continued effects of the prior strong harvest.

Phosphates and Fertilizers - Volume is down reflecting continued weak international demand, partially due to the strong dollar, and weak domestic demand, due to lower commodity prices. This coupled with sufficient inventories held domestic production low and reduced shipments.

Food and Consumer - Volume is down as a result of weakness in the canned goods market reflecting changing consumer preferences. In addition, fresh food shipments declined due to drought conditions negatively impacting the West Coast crop.

Industrial Sector
Chemicals - Volume increased slightly due to energy-related markets, where gains in LPG and modest crude oil growth were mostly offset by frac sand declines, reflecting reduced drilling activity for natural gas this year.

Automotive - Finished vehicle volume grew as North American light vehicle production increased.

Metals - Volume declined due to a strong U.S. dollar, which encouraged higher imports, and lower domestic demand predominantly within the energy sector.

Housing and Construction Sector
Forest Products - Volume declines driven by reduction in demand for paper products, particularly printing paper due to electronic substitution, and high inventories of building products available to satisfy new construction.

Minerals - Growth in aggregates, which includes crushed stone, sand, and gravel, resulted from more infrastructure development projects in CSX’s territory.

Waste and Equipment - Volume increased as a result of new rail consumer waste business and increased shipments of newly manufactured railcars.

Coal
Domestic Utility Coal - Volume declined primarily due to low natural gas prices favoring increased natural gas power generation and higher overall stockpiles.

Domestic Coke, Iron Ore and Other - Volume increased as a result of iron ore shipments associated with a new customer facility and continued stronger river coal shipments.

Export Coal - Metallurgical and thermal coal volume was down as global market conditions remained weak due to global oversupply and the strength of the U.S. dollar.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intermodal
Domestic - Domestic volume increased 9%, driven by continued success with CSX’s highway-to-rail (H2R) conversion program, growth with existing customers and new service offerings.

International - International volume declined 1% as the continued recovery from West Coast port disruptions was more than offset by competitive losses.

Other
Other revenue increased $46 million versus the prior year primarily due to changes in the required in-transit reserve.  Prior year revenue was negatively impacted by the in-transit reserve by $21 million, while the current year revenue was positively impacted by $ 19 million as a result of improved network performance.  In addition, incidental revenue increased by $13 million, partially offset by a decline of $7 million in revenue recognized from customers who did not meet minimum contractual volumes.

Expenses
Expenses in the second quarter 2015 decreased 9% or $200 million from the prior year's second quarter. Significant variances are described below.

Labor and Fringe expense increased $16 million due to the following:

•	Inflation resulted in $30 million of additional cost driven by union and management wages partially offset by reduced health and welfare costs.

•
Labor costs were $12 million higher due to an amended locomotive maintenance agreement in mid-2014 where CSX now provides oversight of the labor force. As a result, outside service costs shifted from materials, supplies and other to labor and fringe, but overall expense for this change is neutral for the quarter.

•	Efficiency savings of $11 million were primarily due to reduced management headcount as a result of the Q4 2014 restructuring initiative and reduced overtime across operating functions.

•	Volume-related costs were $10 million lower.

•	Other costs decreased $5 million primarily related to lower incentive compensation.

Materials, Supplies and Other expense decreased $62 million due to the following:

•	Inflation resulted in $11 million of additional cost.

•	Efficiency savings of $25 million were driven by general and administrative initiatives as well as a reduction in operating support costs.

•	A gain of $17 million was recognized on the sale of an operating rail corridor.

•	The amended locomotive maintenance agreement shifted $12 million to labor and fringe as referenced above.

•	Volume-related costs were $7 million lower.

•	Other costs decreased $12 million primarily due to prior year train accident costs that did not repeat in the current period.

Fuel expense decreased $153 million due to the following:

•	Locomotive fuel price decreased 35% and reduced expense by $129 million.

•	Volume-related costs were $12 million lower.

•	Locomotive fuel reduction technology and improved processes helped drive $4 million of efficiency.

•	Other fuel savings of $8 million were primarily due to lower non-locomotive fuel costs.

Depreciation expense increased $12 million due to a larger asset base.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equipment and Other Rents expense decreased $13 million due to the following:

•	Efficiency savings of $5 million were due to improved car cycle times.

•	Volume-related costs were $3 million lower.

•	Other net costs decreased $5 million.

Interest expense decreased $1 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net increased $16 million primarily as a result of a prior year environmental cleanup costs related to non-operating activities that did not recur in the current year.

Income tax expense increased $13 million primarily due to higher earnings.

Six Months Results of Operations
Revenue decreased $165 million on flat volume, reflecting significantly lower fuel surcharge recoveries of $273 million. This decline was partially offset by price gains as well as other revenue, which increased $70 million primarily due to revenue recognized from customers who did not meet minimum contractual volumes.

Expenses were lower by $289 million driven by a decline in fuel costs of $329 million, mostly due to a 38% reduction in price per gallon from the prior year, and efficiency savings of $82 million. Partially offsetting this decrease was higher inflation of $95 million.

Operating income increased $124 million primarily due to continued strong pricing gains and efficiency savings resulting from general and administrative initiatives and lower operating costs. These savings were partially offset by higher inflation costs.

Interest expense decreased $7 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net increased $11 million primarily as a result of prior year environmental cleanup costs related to non-operating activities that did not recur in the current year.

Income tax expense increased $74 million primarily due to higher earnings as well as a prior year benefit related to a change in state tax legislation that did not repeat in the current year.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	Second Quarters			Six Months
	2015	2014	Improvement/ (Deterioration)	2015	2014	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.75	0.96	22%	0.76	0.96	21%
FRA Train Accident Rate	1.81	2.17	17%	1.94	2.35	17%

On-Time Originations	66%	56%	18%	58%	59%	(2)%
On-Time Arrivals	48%	42%	14%	45%	46%	(2)%

Train Velocity	20.3	19.3	5%	20.2	19.9	2%
Dwell	25.0	25.9	3%	26.3	26.3	—%

Cars-On-Line	205,239	207,141	1%	207,088	202,005	(3)%

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

CSX remains an industry leader in key safety measures.  The FRA reportable personal injury frequency index improved 22 percent year over year to 0.75, and the reported FRA train accident frequency rate improved 17 percent to 1.81.  These results highlight the Company’s commitment to safety and focus on avoidance of catastrophic events.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX’s operating performance has improved significantly in the second quarter. On-time originations increased 18 percent year over year to 66 percent, and on-time arrivals increased to 48 percent, a 14 percent increase year over year. Average train velocity was 20.3 miles per hour, a 5 percent improvement from last year. Terminal dwell was 25.0 hours, a 3 percent improvement from last year, and is continuously improving as the year progresses. The Company expects to sustain or improve this  level of performance while driving continued service gains and productivity savings. Productivity gains will result from the improved fluidity and the Company’s continued focus on increasing train length.

LIQUIDITY AND CAPITAL RESOURCES
The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows
Consolidated Balance Sheets

Total assets as well as total liabilities and shareholders' equity increased $724 million from year end. The increase in assets was primarily driven by higher net properties of $666 million resulting from capital investments. The increase in liabilities and shareholders' equity was primarily driven by net earnings of $995 million and net debt issued of $390 million (net of debt repayments). These increases were partially offset by dividends paid of $336 million and share repurchases of $284 million.

Significant Cash Flows
The following table highlights net cash activity for operating, investing and financing activities for six months ended 2015 and 2014.

	Six Months
Dollars in millions	2015	2014	$ Var
Net cash provided by operating activities	$1,582	$1,445	$137
Net cash used in investing activities	$(1,574)	$(650)	$(924)
Net cash used in financing activities	$(239)	$(814)	$575

Cash and cash equivalents decreased in both years. However, the decrease in the current year was $212 million more than in the prior year primarily due to the following:

•	Cash provided by operating activities increased $137 million primarily due to higher collections of accounts receivable.

•	Cash used in investing activities increased $924 million primarily due to higher net purchases of short term investments as well as higher property additions.

•	Cash used in financing activities decreased $575 million primarily due to higher net debt issued (net of debt repayments).

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

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.9 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through June 2015 was $1.3 billion.

Liquidity and Working Capital
As of the end of second quarter 2015, CSX had $1.1 billion of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has a receivables securitization facility with a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $891 million and $465 million as of June 2015 and December 2014, respectively. This increase since year end is primarily due to the net proceeds from a debt issuance partially offset by a debt payment.

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

•
the cost of compliance with laws and regulations that differ from expectations (including those associated with PTC implementation), as well as costs, penalties and operational and liquidity impacts associated with noncompliance with applicable laws or regulations;

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

ITEM 4. CONTROLS AND PROCEDURES
As of June 26, 2015, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 26, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the second quarter of 2015 and 2014, the Company repurchased approximately $157 million, or four million shares, and $130 million, or four million shares, respectively. During the six months of 2015 and 2014, the Company repurchased $284 million, or eight million shares, and $257 million, or nine million shares, respectively.

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

Share repurchase activity for the second quarter 2015 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$4,077,224
April	146,150	$33.30	122,100	2,000,000,000
May	1,506,470	35.89	1,506,000	1,945,950,230
June	2,875,300	34.71	2,875,300	1,846,154,758
Ending Balance	4,527,920	$35.06	4,503,400	$1,846,154,758

(a) Second quarter 2015 consisted of the following fiscal periods: April (March 28, 2015 - April 24, 2015), May (April 25, 2015 - May 22, 2015), June (May 23, 2015 - June 26, 2015).
(b) The difference of 24,520 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
    None

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 26, 2015 filed with the SEC on July 15, 2015, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended June 26, 2015 and June 27, 2014, (ii) consolidated comprehensive income statements for the fiscal periods ended June 26, 2015 and June 27, 2014, (iii) consolidated balance sheets at June 26, 2015 and December 26, 2014, (iv) consolidated cash flow statements for the fiscal periods ended June 26, 2015 and June 27, 2014, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: July 15, 2015