Form 10-Q
period 2015-09-25
CSX CORP
filed 2015-10-14
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2015
OR
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
Yes ( ) No (X)
There were 974,944,791 shares of common stock outstanding on September 25, 2015 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2015

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2015	2014	2015	2014

Revenue	$2,939	$3,221	$9,030	$9,477
Expense
Labor and Fringe	787	845	2,491	2,468
Materials, Supplies and Other	580	610	1,766	1,860
Fuel	223	393	756	1,255
Depreciation	302	291	896	861
Equipment and Other Rents	114	106	328	321
Total Expense	2,006	2,245	6,237	6,765

Operating Income	933	976	2,793	2,712

Interest Expense	(136)	(137)	(404)	(412)
Other Income - Net	2	(26)	8	(31)
Earnings Before Income Taxes	799	813	2,397	2,269

Income Tax Expense	(292)	(304)	(895)	(833)
Net Earnings	$507	$509	$1,502	$1,436

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.52	$0.51	$1.52	$1.43
Net Earnings Per Share, Assuming Dilution	$0.52	$0.51	$1.52	$1.43

Average Shares Outstanding (In millions)	981	999	986	1,003
Average Shares Outstanding, Assuming Dilution (In millions)	982	999	987	1,004

Cash Dividends Paid Per Common Share	$0.18	$0.16	$0.52	$0.47

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2015	2014	2015	2014
Total Comprehensive Earnings (Note 10)	$518	$518	$1,523	$1,476

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 25, 2015	December 26, 2014
ASSETS
Current Assets:
Cash and Cash Equivalents	$541	$669
Short-term Investments	425	292
Accounts Receivable - Net (Note 1)	1,003	1,129
Materials and Supplies	309	273
Deferred Income Taxes	137	141
Other Current Assets	87	68
Total Current Assets	2,502	2,572

Properties	40,843	39,343
Accumulated Depreciation	(11,206)	(10,759)
Properties - Net	29,637	28,584

Investment in Conrail	793	779
Affiliates and Other Companies	583	577
Other Long-term Assets	500	541
Total Assets	$34,015	$33,053

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$842	$845
Labor and Fringe Benefits Payable	447	613
Casualty, Environmental and Other Reserves (Note 4)	146	142
Current Maturities of Long-term Debt (Note 7)	18	228
Income and Other Taxes Payable	282	163
Other Current Liabilities	187	116
Total Current Liabilities	1,922	2,107

Casualty, Environmental and Other Reserves (Note 4)	270	276
Long-term Debt (Note 7)	10,088	9,514
Deferred Income Taxes	8,957	8,858
Other Long-term Liabilities	1,118	1,122
Total Liabilities	22,355	21,877

Shareholders' Equity:
Common Stock, $1 Par Value	975	992
Other Capital	120	92
Retained Earnings	11,195	10,734
Accumulated Other Comprehensive Loss (Note 10)	(645)	(666)
Noncontrolling Interest	15	24
Total Shareholders' Equity	11,660	11,176
Total Liabilities and Shareholders' Equity	$34,015	$33,053

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2015	2014

OPERATING ACTIVITIES
Net Earnings	$1,502	$1,436
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	896	861
Deferred Income Taxes	82	90
Gain on Property Dispositions	(20)	(5)
Other Operating Activities	47	(19)
Changes in Operating Assets and Liabilities:
Accounts Receivable	126	(116)
Other Current Assets	(61)	(47)
Accounts Payable	3	20
Income and Other Taxes Payable	110	142
Other Current Liabilities	(173)	(60)
Net Cash Provided by Operating Activities	2,512	2,302

INVESTING ACTIVITIES
Property Additions	(1,909)	(1,557)
Purchase of Short-term Investments	(1,170)	(1,170)
Proceeds from Sales of Short-term Investments	1,040	1,102
Proceeds from Property Dispositions	46	57
Other Investing Activities	42	(52)
Net Cash Used in Investing Activities	(1,951)	(1,620)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	600	1,000
Long-term Debt Repaid (Note 7)	(228)	(932)
Dividends Paid	(512)	(470)
Shares Repurchased	(546)	(388)
Other Financing Activities	(3)	(5)
Net Cash Used in Financing Activities	(689)	(795)

Net Decrease in Cash and Cash Equivalents	(128)	(113)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	592
Cash and Cash Equivalents at End of Period	$541	$479

See accompanying notes to consolidated financial statements.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	Nature of Operations and Significant Accounting Policies

Background
CSX Corporation (“CSX”), together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies. The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

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

Other entities
In addition to CSXT, the Company’s subsidiaries include CSX Intermodal Terminals, Inc. (“CSX Intermodal Terminals”), Total Distribution Services, Inc. (“TDSI”), Transflo Terminal Services, Inc. (“Transflo”), CSX Technology, Inc. (“CSX Technology”) and other subsidiaries. CSX Intermodal Terminals owns and operates a system of intermodal terminals, predominantly in the eastern United States and also performs drayage services (the pickup and delivery of intermodal shipments) for certain customers and trucking dispatch operations. TDSI serves the automotive industry with distribution centers and storage locations. Transflo connects non-rail served customers to the many benefits of rail by transferring products from rail to trucks. Today, the biggest Transflo markets are chemicals and agriculture, which include shipments of plastics and ethanol. CSX Technology and other subsidiaries provide support services for the Company.

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarters and nine months ended September 25, 2015 and September 26, 2014;

•	Consolidated comprehensive income statements for the quarters and nine months ended September 25, 2015 and September 26, 2014;

•	Consolidated balance sheets at September 25, 2015 and December 26, 2014; and

•	Consolidated cash flow statements for the nine months ended September 25, 2015 and September 26, 2014.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2015 and 2014 consisted of 13 weeks ending on September 25, 2015 and September 26, 2014, respectively.

•	Fiscal year 2015 and 2014 will each consist of 52 weeks ending on December 25, 2015 and December 26, 2014, respectively.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 25, 2015 and September 26, 2014, and references to "year-end" indicate the fiscal year ended December 26, 2014.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $39 million and $41 million is included in the consolidated balance sheets as of the end of third quarter 2015 and December 2014, respectively.

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

Other items
Share Repurchases
In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the third quarter of 2015 and 2014, the Company repurchased approximately $262 million, or nine million shares, and $131 million, or four million shares, respectively. During the nine months of 2015 and 2014, the Company repurchased $546 million, or 17 million shares, and $388 million, or 13 million shares, respectively. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the FASB's Accounting Standards Codification ("ASC"), the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2015	2014	2015	2014
Numerator (Dollars in millions):
Net Earnings	$507	$509	$1,502	$1,436
Dividend Equivalents on Restricted Stock	—	—	(1)	(1)
Net Earnings, Attributable to Common Shareholders	$507	$509	$1,501	$1,435

Denominator (Units in millions):
Average Common Shares Outstanding	981	999	986	1,003
Other Potentially Dilutive Common Shares	1	—	1	1
Average Common Shares Outstanding, Assuming Dilution	982	999	987	1,004

Net Earnings Per Share, Basic	$0.52	$0.51	$1.52	$1.43
Net Earnings Per Share, Assuming Dilution	$0.52	$0.51	$1.52	$1.43

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

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Third Quarters		Nine Months
(Dollars in millions)	2015	2014	2015	2014

Share-Based Compensation Expense	$2	$9	$20	$20
Income Tax Benefit	1	4	8	8

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as follows:

	September 25, 2015			December 26, 2014
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$58	$145	$203	$68	$123	$191
Occupational	3	14	17	3	15	18
Asbestos	5	48	53	5	51	56
Total Casualty	66	207	273	76	189	265
Environmental	58	30	88	48	46	94
Other	22	33	55	18	41	59
Total	$146	$270	$416	$142	$276	$418

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

Casualty
Casualty reserves of $273 million as of the end of third quarter 2015 represent accruals for personal injury, occupational injury and asbestos claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in management's estimates and independent third-party estimates, which are reviewed by management. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Management reviews asserted occupational and asbestos claims quarterly.  Unasserted, or incurred but not reported (“IBNR”), occupational claims are analyzed by management semi-annually.  Since exposure to asbestos has been substantially eliminated, unasserted or IBNR asbestos claims are analyzed by a third-party specialist and reviewed by management annually.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

CSXT’s historical claim filings, settlement amounts, and dismissal rates are analyzed to determine future anticipated claim filing rates and average settlement values for occupational and asbestos claims reserves. The potentially exposed population is estimated by using CSXT’s employment records and industry data. From this analysis, management or the specialist estimate the IBNR claims liabilities.

Environmental
Environmental reserves were $88 million as of the end of third quarter 2015. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 253 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Currently, the Company does not possess sufficient information to reasonably estimate the amounts of additional liabilities, if any, on some sites until completion of future environmental studies. In addition, conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reasonably estimated. Based upon information currently available, however, the Company believes its environmental reserves accurately reflect the estimated cost of remedial actions currently required.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Other
Other reserves of $55 million as of the end of third quarter 2015 include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $52 million in aggregate at September 25, 2015. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. The District Court remand proceedings are underway. Although a class certification hearing had been scheduled for early November 2015, it has been postponed pending the U.S. Supreme Court’s decision on a class certification issue in an unrelated case. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

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

Environmental
CSXT has indemnified Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”). The Property, which was formerly owned by Pharmacia, is now owned by CSXT. The indemnification and defense duties arise with respect to several matters. CSXT, on behalf of Pharmacia, is conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 60 other parties pursuant to an Administrative Settlement Agreement and Order on Consent with the U.S. Environmental Protection Agency ("EPA"). The EPA, using its CERCLA authority, seeks cleanup and removal costs and other damages associated with the presence of hazardous substances in the Lower Passaic River Study Area. In April 2014, the EPA announced its proposed plan to remediate the lower eight miles of the Lower Passaic River, which was based on a Focused Feasibility Study. After review of public comments, EPA is expected to issue its final cleanup plan in 2015.

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

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2015	2014	2015	2014
Service Cost	$12	$11	$34	$33
Interest Cost	29	30	87	92
Expected Return on Plan Assets	(41)	(41)	(122)	(124)
Amortization of Net Loss	17	15	52	43
Net Periodic Benefit Cost	17	15	51	44
Special Termination Employee Benefits(a)	—	—	7	—
Total Expense	$17	$15	$58	$44

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2015	2014	2015	2014
Service Cost	$2	$1	$3	$2
Interest Cost	3	4	10	11
Amortization of Net Loss	1	1	3	4
Amortization of Prior Service Costs	(1)	—	(1)	(1)
Total Expense	$5	$6	$15	$16

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2015 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2014	$228	$9,514	$9,742
2015 activity:
Long-term debt issued	—	600	600
Long-term debt repaid	(228)	—	(228)
Reclassifications	18	(18)	—
Discount, premium and other activity	—	(8)	(8)
Long-term debt as of third quarter 2015	$18	$10,088	$10,106

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

Credit Facility
On May 21, 2015, CSX replaced its existing $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks which was set to expire in September 2016. This new facility expires in May 2020, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of third quarter 2015, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits on the consolidated balance sheet during third quarters 2015 and 2014.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. The amortized cost basis of these investments was $532 million and $453 million as of September 25, 2015 and December 26, 2014, respectively.

	September 25, 2015			December 26, 2014
(Dollars in Millions)	Level 2	Level 3	Total	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$425	$—	$425	$250	$—	$250
Corporate Bonds	70	—	70	141	—	141
Government Securities	33	—	33	51	—	51
Auction Rate Securities	—	4	4	—	11	11
Total investments at fair value	$528	$4	$532	$442	$11	$453

These investments have the following maturities:

(Dollars in millions)	September 25, 2015	December 26, 2014
Less than 1 year	$425	$292
1 - 2 years	6	45
2 - 5 years	42	100
Greater than 5 years	59	16
Total	$532	$453

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 25, 2015	December 26, 2014
Long-term Debt (Including Current Maturities):
Fair Value	$10,770	$11,042
Carrying Value	10,106	9,742

NOTE 10.     Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $518 million for third quarters 2015 and 2014, and $1,523 million and $1,476 million for nine months 2015 and 2014, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 26, 2014, Net of Tax	$(611)	$(55)	$(666)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(11)	(11)
Amounts Reclassified to Net Earnings	55	(1)	54
Tax Expense	(22)	—	(22)
Total Other Comprehensive Income (Loss)	33	(12)	21
Balance September 25, 2015, Net of Tax	$(578)	$(67)	$(645)

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

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,920	$19	$2,939
Expense	(154)	2,182	(22)	2,006
Operating Income	154	738	41	933

Equity in Earnings of Subsidiaries	496	—	(496)	—
Interest (Expense) / Benefit	(134)	(8)	6	(136)
Other Income / (Expense) - Net	(1)	5	(2)	2

Earnings Before Income Taxes	515	735	(451)	799
Income Tax Benefit / (Expense)	(8)	(273)	(11)	(292)
Net Earnings	$507	$462	$(462)	$507

Total Comprehensive Earnings	$518	$462	$(462)	$518

Third Quarter 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,202	$19	$3,221
Expense	(113)	2,368	(10)	2,245
Operating Income	113	834	29	976

Equity in Earnings of Subsidiaries	527	1	(528)	—
Interest (Expense) / Benefit	(133)	(11)	7	(137)
Other Income / (Expense) - Net	(12)	(9)	(5)	(26)

Earnings Before Income Taxes	495	815	(497)	813
Income Tax (Expense) / Benefit	14	(309)	(9)	(304)
Net Earnings	$509	$506	$(506)	$509

Total Comprehensive Earnings	$518	$507	$(507)	$518

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months Ended September 25, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,972	$58	$9,030
Expense	(448)	6,765	(80)	6,237
Operating Income	448	2,207	138	2,793

Equity in Earnings of Subsidiaries	1,482	—	(1,482)	—
Interest (Expense) / Benefit	(399)	(24)	19	(404)
Other Income / (Expense) - Net	(4)	18	(6)	8

Earnings Before Income Taxes	1,527	2,201	(1,331)	2,397
Income Tax (Expense) / Benefit	(25)	(824)	(46)	(895)
Net Earnings	$1,502	$1,377	$(1,377)	$1,502

Total Comprehensive Earnings	$1,523	$1,374	$(1,374)	$1,523

Nine Months Ended September 26, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$9,417	$60	$9,477
Expense	(321)	7,121	(35)	6,765
Operating Income	321	2,296	95	2,712

Equity in Earnings of Subsidiaries	1,488	1	(1,489)	—
Interest (Expense) / Benefit	(389)	(39)	16	(412)
Other Income / (Expense) - Net	(17)	(13)	(1)	(31)

Earnings Before Income Taxes	1,403	2,245	(1,379)	2,269
Income Tax (Expense) / Benefit	33	(831)	(35)	(833)
Net Earnings	$1,436	$1,414	$(1,414)	$1,436

Total Comprehensive Earnings	$1,476	$1,422	$(1,422)	$1,476

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of September 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$311	$168	$62	$541
Short-term Investments	425	—	—	425
Accounts Receivable - Net	2	178	823	1,003
Receivable from Affiliates	1,224	2,304	(3,528)	—
Materials and Supplies	—	309	—	309
Deferred Income Taxes	10	128	(1)	137
Other Current Assets	4	70	13	87
Total Current Assets	1,976	3,157	(2,631)	2,502

Properties	1	38,278	2,564	40,843
Accumulated Depreciation	(1)	(9,861)	(1,344)	(11,206)
Properties - Net	—	28,417	1,220	29,637

Investments in Conrail	—	—	793	793
Affiliates and Other Companies	(39)	650	(28)	583
Investments in Consolidated Subsidiaries	22,467	—	(22,467)	—
Other Long-term Assets	173	398	(71)	500
Total Assets	$24,577	$32,622	$(23,184)	$34,015

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$145	$667	$30	$842
Labor and Fringe Benefits Payable	35	374	38	447
Payable to Affiliates	3,184	483	(3,667)	—
Casualty, Environmental and Other Reserves	—	130	16	146
Current Maturities of Long-term Debt	—	18	—	18
Income and Other Taxes Payable	(320)	581	21	282
Other Current Liabilities	—	185	2	187
Total Current Liabilities	3,044	2,438	(3,560)	1,922

Casualty, Environmental and Other Reserves	—	216	54	270
Long-term Debt	9,302	786	—	10,088
Deferred Income Taxes	(159)	8,901	215	8,957
Other Long-term Liabilities	745	493	(120)	1,118
Total Liabilities	$12,932	$12,834	$(3,411)	$22,355

Shareholders' Equity
Common Stock, $1 Par Value	$975	$181	$(181)	$975
Other Capital	120	5,090	(5,090)	120
Retained Earnings	11,195	14,532	(14,532)	11,195
Accumulated Other Comprehensive Loss	(645)	(34)	34	(645)
Noncontrolling Interest	—	19	(4)	15
Total Shareholders' Equity	$11,645	$19,788	$(19,773)	$11,660
Total Liabilities and Shareholders' Equity	$24,577	$32,622	$(23,184)	$34,015

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 25, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$637	$2,313	$(438)	$2,512
Investing Activities
Property Additions	—	(1,794)	(115)	(1,909)
Purchases of Short-term Investments	(1,170)	—	—	(1,170)
Proceeds from Sales of Short-term Investments	995	—	45	1,040
Proceeds from Property Dispositions	—	46	—	46
Other Investing Activities	(11)	93	(40)	42
Net Cash Provided by (Used in) Investing Activities	(186)	(1,655)	(110)	(1,951)
Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(200)	(28)	—	(228)
Dividends Paid	(512)	(563)	563	(512)
Shares Repurchased	(546)	—	—	(546)
Other Financing Activities	8	1	(12)	(3)
Net Cash Provided by (Used in) Financing Activities	(650)	(590)	551	(689)
Net Increase (Decrease) in Cash and Cash Equivalents	(199)	68	3	(128)
Cash and Cash Equivalents at Beginning of Period	510	100	59	669
Cash and Cash Equivalents at End of Period	$311	$168	$62	$541

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine months ended September 26, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$397	$2,301	$(396)	$2,302
Investing Activities
Property Additions	—	(1,398)	(159)	(1,557)
Purchases of Short-term Investments	(1,170)	—	—	(1,170)
Proceeds from Sales of Short-term Investments	1,077	—	25	1,102
Proceeds from Property Dispositions	—	57	—	57
Other Investing Activities	—	(147)	95	(52)
Net Cash Provided by (Used in) Investing Activities	(93)	(1,488)	(39)	(1,620)
Financing Activities
Long-term Debt Issued	1,000	—	—	1,000
Long-term Debt Repaid	(600)	(332)	—	(932)
Dividends Paid	(470)	(428)	428	(470)
Shares Repurchased	(388)	—	—	(388)
Other Financing Activities	10	(16)	1	(5)
Net Cash Provided by (Used in) Financing Activities	(448)	(776)	429	(795)
Net Increase (Decrease) in Cash and Cash Equivalents	(144)	37	(6)	(113)
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$295	$128	$56	$479

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2015 HIGHLIGHTS

•	Revenue declined $282 million to $2.9 billion from the prior year's third quarter.

•	Expenses of $2 billion decreased $239 million or 11% year over year.

•	Operating income of $933 million decreased $43 million or 4% year over year.

•	Operating ratio of 68.3% improved 140 basis points.

•	Earnings per share of $0.52 increased $0.01 or 2% year over year.

	Third Quarters				Nine Months
	2015	2014	Fav / (Unfav)	% Change	2015	2014	Fav / (Unfav)	% Change
Volume (in thousands)	1,712	1,758	(46)	(3)%	5,106	5,159	(53)	(1)%

(in millions)
Revenue	$2,939	$3,221	$(282)	(9)%	$9,030	$9,477	$(447)	(5)%
Expense	2,006	2,245	239	11%	6,237	6,765	528	8%
Operating Income	$933	$976	$(43)	(4)%	$2,793	$2,712	$81	3%

Operating Ratio	68.3%	69.7%	140	bps	69.1%	71.4%	230	bps

Earnings Per Diluted Share	$0.52	$0.51	$0.01	2%	$1.52	$1.43	$0.09	6%

For additional information, refer to Results of Operations discussed on pages 26 through 29.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Agricultural
Agricultural Products	98	98	—%	$257	$260	(1)%	$2,622	$2,653	(1)%
Phosphates and Fertilizers	71	82	(13)	111	127	(13)	1,563	1,549	1
Food and Consumer	23	23	—	64	64	—	2,783	2,783	—
Industrial
Chemicals	159	159	—	529	558	(5)	3,327	3,509	(5)
Automotive	109	109	—	287	305	(6)	2,633	2,798	(6)
Metals	60	71	(15)	155	183	(15)	2,583	2,577	—
Housing and Construction
Forest Products	73	77	(5)	203	209	(3)	2,781	2,714	2
Minerals	88	83	6	128	127	1	1,455	1,530	(5)
Waste and Equipment	39	46	(15)	85	94	(10)	2,179	2,043	7
Total Merchandise	720	748	(4)	1,819	1,927	(6)	2,526	2,576	(2)
Coal	261	319	(18)	583	721	(19)	2,234	2,260	(1)
Intermodal	731	691	6	451	455	(1)	617	658	(6)
Other	—	—	—	86	118	(27)	—	—	—
Total	1,712	1,758	(3)%	$2,939	$3,221	(9)%	$1,717	$1,832	(6)%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Agricultural
Agricultural Products	308	309	—%	$814	$829	(2)%	$2,643	$2,683	(1)%
Phosphates and Fertilizers	227	251	(10)	369	404	(9)	1,626	1,610	1
Food and Consumer	70	71	(1)	196	199	(2)	2,800	2,803	—
Industrial
Chemicals	472	462	2	1,593	1,630	(2)	3,375	3,528	(4)
Automotive	330	321	3	867	901	(4)	2,627	2,807	(6)
Metals	182	210	(13)	465	532	(13)	2,555	2,533	1
Housing and Construction
Forest Products	220	230	(4)	603	613	(2)	2,741	2,665	3
Minerals	232	217	7	354	345	3	1,526	1,590	(4)
Waste and Equipment	111	117	(5)	225	232	(3)	2,027	1,983	2
Total Merchandise	2,152	2,188	(2)	5,486	5,685	(4)	2,549	2,598	(2)
Coal	845	942	(10)	1,851	2,127	(13)	2,191	2,258	(3)
Intermodal	2,109	2,029	4	1,316	1,325	(1)	624	653	(4)
Other	—	—	—	377	340	11	—	—	—
Total	5,106	5,159	(1)%	$9,030	$9,477	(5)%	$1,769	$1,837	(4)%

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2015
Revenue
Revenue was down by $282 million to $2.9 billion from the prior year's third quarter due to $175 million lower fuel surcharge revenue and volume declines, partially offset by pricing gains.

Merchandise
Agricultural Sector
Agricultural Products - Volume was flat, with growth led by feed grain and domestic soybean moves closing out last year’s record harvest. This growth was offset by ethanol declines as a result of oversupply and import sourcing.

Phosphates and Fertilizers - As a result of low corn prices, fertilizer demand remained weak, resulting in 13% lower volume.

Food and Consumer - Volume was flat, as weakness in canned goods was offset by strength in rice and beans, reflecting changing consumer preferences.

Industrial Sector
Chemicals - Volume was flat as growth from new business and strong gains in LPG were offset by the slowdown in crude oil and frac sand due to reduced drilling activity.

Automotive - Volume was flat, as North American light vehicle production generated growth, particularly in trucks and SUVs, reflecting recent purchase trends. This growth was offset by the cycling of shorter summer shutdowns in 2014, as compared to the more typical seasonal shutdown this year.

Metals - High levels of steel imports, due to strength of the U.S. dollar, led to lower domestic steel production, in turn lowering rail volumes by 15%.

Housing and Construction Sector
Forest Products - Volume declined due to excess supply in the housing materials market and continued softening demand for printing paper.

Minerals - Growth reflects strength in aggregates (which includes crushed stone, sand and gravel) from increased infrastructure development activity in Florida and the Mid-Atlantic region.

Waste and Equipment - Volume declined due to the cycling of an industrial waste project and reduced military vehicle shipments as military activity is moderating.

Coal
Domestic Utility Coal - Volume declined as a result of mild weather, high stockpiles and low natural gas prices favoring natural gas power generation. Domestic Utility tonnage was down 16%.

Domestic Coke, Iron Ore and Other - Declines in the coke and industrial markets reflect the weak metal and coal environment. The volume decrease was partially offset by gains with a new customer in the iron ore segment. Tonnage was down 11%.

Export Coal - Reductions in both metallurgical and thermal coal volume resulted from ongoing weak market conditions due to global oversupply and the strength of the U.S. dollar. Export tonnage declined 24%.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intermodal
Domestic - Domestic volume increased 15%, driven by customer growth, continued success with CSX’s highway-to-rail (H2R) conversion program and new service offerings.

International - International volume declined 5%, as strength in shipments moving to inland destinations was more than offset by competitive losses.

Other
Other revenue decreased $32 million versus prior year primarily due to an adjustment to reserves related to volume-based refunds as well as a decline in revenue recognized from customers who did not meet minimum contractual volumes.

Expenses
Expenses of $2.0 billion decreased $239 million, or 11% year over year, primarily driven by lower fuel costs of $170 million. Also included in the quarter were lower volume-related costs and efficiency savings. Variances are described below.

Labor and Fringe expense decreased $58 million due to the following:

•	Inflation resulted in $33 million of additional cost driven by wages partially offset by reduced health and welfare costs.

•	Incentive compensation was $41 million lower reflecting the expected award payouts on existing plans.

•	Volume-related costs were $25 million lower.

•
Efficiency savings of $23 million were primarily a result of reduced crew starts due to the Company's train length initiatives, lower operating support costs, and reduced management headcount as a result of the Q4 2014 restructuring initiative.

•	Other costs decreased $2 million.

Materials, Supplies and Other expense decreased $30 million due to the following:

•	Inflation resulted in $12 million of additional cost.

•	Efficiency savings of $24 million were driven by a reduction in professional costs as well as lower costs supporting operations.

•	Volume-related costs were $22 million lower.

•	Other costs increased $4 million primarily due to train accident costs partially offset by prior year casualty expenses that did not repeat in the current period.

Fuel expense decreased $170 million due to the following:

•	Efficiency losses of $7 million were due to unfavorable traffic mix.

•	Locomotive fuel price decreased 41% and reduced expense by $145 million.

•	Volume-related costs were $24 million lower.

•	Other fuel savings of $8 million were primarily due to lower non-locomotive fuel price.

Depreciation expense increased $11 million due to a larger asset base.

Equipment and Other Rents expense increased $8 million due to the following:

•	Inflation resulted in $4 million additional cost related to rates on automotive and intermodal cars.

•	Volume-related costs were $3 million lower.

•	Efficiency savings of $2 million were due to improved car cycle times.

•	Other costs increased $9 million primarily due to increased intermodal and equipment rents, which include increased maintenance on rented railcars.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Interest expense decreased $1 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net increased $28 million primarily as a result of a prior year early redemption of long-term debt, which resulted in $16 million of associated costs, as well as an environmental cleanup cost of $13 million related to non-operating activities that did not repeat in the current quarter.

Income tax expense decreased $12 million primarily due to lower earnings as well as a benefit related to a change in state tax legislation.

Nine Months Results of Operations
Revenue decreased $447 million primarily reflecting lower fuel surcharge recoveries.

Expenses decreased $528 million primarily driven by a decline in fuel costs of $499 million, mostly due to a 39% reduction in price per gallon from the prior year, efficiency savings of $125 million and lower volume-related costs of $56 million. Partially offsetting this decrease was the $144 million impact of inflation.

Operating income increased $81 million primarily due to continued strong pricing gains and efficiency savings resulting from a reduction in professional costs as well as lower costs supporting operations. These savings were partially offset by higher inflation and other costs.

Interest expense decreased $8 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net increased $39 million primarily as a result of a prior year early redemption of long-term debt, which resulted in $16 million of associated costs, as well as an environmental cleanup cost of $26 million related to non-operating activities that did not repeat in the current year.

Income tax expense increased $62 million primarily due to higher earnings.

Operating Statistics (Estimated)

	Third Quarters			Nine Months
	2015	2014	Improvement/ (Deterioration)	2015	2014	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.91	1.15	21%	0.80	1.02	22%
FRA Train Accident Rate	2.73	2.68	(2)%	2.36	2.50	6%

On-Time Originations	76%	54%	41%	64%	57%	12%
On-Time Arrivals	54%	43%	26%	48%	45%	7%

Train Velocity	20.5	20.2	1%	20.3	20	2%
Dwell	25.2	26.3	4%	25.9	26.3	2%

Cars-On-Line	204,082	205,964	1%	206,075	203,339	(1)%

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

CSX remains an industry leader in key safety measures.  The FRA reportable personal injury frequency index improved 21 percent year over year to 0.91, while the reported FRA train accident frequency rate deteriorated 2 percent year over year to 2.73.  CSX is committed to safety and is focusing on continuously improving the Company's safety performance. Safety programs continue to emphasize avoiding catastrophic events and minimizing inconvenience to the communities we serve.

CSX’s operating performance continued to improve in the third quarter. On-time originations improved 41 percent year over year to 76 percent, and on-time arrivals increased to 54 percent, a 26 percent increase year over year. Average train velocity was 20.5 miles per hour, a 1 percent improvement from last year. Terminal dwell was 25.2 hours, a 4 percent improvement from last year, and is continuing to improve as the year progresses. The Company expects to build upon this service performance while driving continued service gains and productivity savings. Productivity gains will result from the Company’s continued focus on increasing train length, improving employee efficiency and improving network fluidity.

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

Total assets as well as total liabilities and shareholders' equity increased $962 million from year end. The increase in assets was primarily driven by higher net properties of $1 billion resulting from capital investments. The increase in liabilities and shareholders' equity was primarily driven by net earnings of $1.5 billion, net debt issued of $372 million (net of debt repayments). These increases were partially offset by dividends paid of $512 million and share repurchases of $546 million.

Significant Cash Flows
The following table highlights net cash activity for operating, investing and financing activities for nine months ended 2015 and 2014.

	Nine Months
Dollars in millions	2015	2014	$ Var
Net cash provided by operating activities	$2,512	$2,302	$210
Net cash used in investing activities	$(1,951)	$(1,620)	$(331)
Net cash used in financing activities	$(689)	$(795)	$106

Cash and cash equivalents decreased in both years. The decrease in the current year was $14 million more than in the prior year primarily due to the following:

•	Cash provided by operating activities increased $210 million primarily due to higher collections of accounts receivable.

•	Cash used in investing activities increased $331 million primarily due to higher property additions.

•	Cash used in financing activities decreased $106 million primarily due to higher net debt issued (net of debt repayments) partially offset by more share repurchases and dividends paid.

Planned capital investments for 2015 are expected to be $2.5 billion, including expected spending of approximately $300 million for Positive Train Control ("PTC"). This $2.5 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in a given year. Approximately half of the 2015 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and continued service improvements. CSX intends to fund capital investments through cash generated from operations.

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be at least $1.9 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through September 2015 was $1.4 billion.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Working Capital
As of the end of third quarter 2015, CSX had $966 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has a receivables securitization facility with a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $580 million and $465 million as of September 2015 and December 2014, respectively. This increase since year end is primarily due to the net proceeds from a debt issuance partially offset by debt repayments.

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

ITEM 4. CONTROLS AND PROCEDURES
As of September 25, 2015, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 25, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2015 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q.  Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.

Item 1A. Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed under Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of CSX's most recent annual report on Form 10-K. See also Part I, Item 2 (Forward-Looking Statements) of this quarterly report on Form 10-Q. Except as set forth below, there have been no material changes from the risk factors previously disclosed in CSX's most recent annual report on Form 10-K.

Government regulation and compliance risks may adversely affect the Company's operations and financial results.
       The Company is subject to the jurisdiction of various regulatory agencies, including the STB, FRA, PHMSA, TSA, EPA and other state, provincial and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New or modified rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies and impact service performance.   Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

For example, the Rail Safety Improvement Act of 2008 (“RSIA”) mandated that the installation of Positive Train Control be completed by December 31, 2015 on main lines that carry certain hazardous materials and on lines that have passenger operations.  Despite extraordinary efforts by the rail industry, CSX and most other freight, passenger railroads will not be able to meet the implementation deadline. Accordingly, the Company believes the continued movement of passengers and certain hazardous materials over PTC-designated routes would be in violation of RSIA and could result in significant fines, as well as increased liability exposure. If Congress does not promptly act to extend the deadline, CSX may need to cease or curtail certain operations over non-compliant PTC-designated routes until implementation has been completed or an extension has been legislated. An extended suspension of shipments of certain freight on these routes could have a material adverse effect on the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX is required to disclose any purchases of its own common stock in the most recent quarter. CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the third quarter of 2015 and 2014, the Company repurchased approximately $262 million, or nine million shares, and $131 million, or four million shares, respectively. During the nine months of 2015 and 2014, the Company repurchased $546 million, or 17 million shares, and $388 million, or 13 million shares, respectively.

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

Share repurchase activity for the third quarter 2015 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,846,154,758
July	2,554,263	$32.59	2,421,953	1,767,164,354
August	2,727,272	30.50	2,726,647	1,684,005,330
September	3,600,480	27.72	3,600,400	1,584,194,942
Ending Balance	8,882,015	$29.97	8,749,000	$1,584,194,942

(a) Third quarter 2015 consisted of the following fiscal periods: July (June 27, 2015 - July 24, 2015), August (July 25, 2015 - August 21, 2015), September (August 22, 2015 - September 25, 2015).
(b) The difference of 133,015 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
    None

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
3.1	Bylaws of the Registrant, amended effective as of October 7, 2015	October 9, 2015 Exhibit 3.1, Form 8-K
Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 25, 2015 filed with the SEC on October 14, 2015, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 25, 2015 and September 26, 2014, (ii) consolidated comprehensive income statements for the fiscal periods ended September 25, 2015 and September 26, 2014, (iii) consolidated balance sheets at September 25, 2015 and December 26, 2014, (iv) consolidated cash flow statements for the fiscal periods ended September 25, 2015 and September 26, 2014, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: October 14, 2015