Form 10-K
period 2015-12-25
CSX CORP
filed 2016-02-10
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2015
OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________

Commission File Number 1-8022
CSX CORPORATION
(Exact name of registrant as specified in its charter)
Virginia		62-1051971
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

500 Water Street, 15th Floor, Jacksonville, FL	32202	(904) 359-3200
(Address of principal executive offices)	(Zip Code)	(Telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $1 Par Value	Nasdaq Global Select Market
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
Yes (  ) No (X)
On June 26, 2015 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $33 billion (based on the New York Stock Exchange closing price on such date).

There were 963,150,011 shares of Common Stock outstanding on January 22, 2016 (the latest practicable date that is closest to the filing date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its annual meeting of shareholders scheduled to be held on May 11, 2016.

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

The Company’s number of employees was approximately 29,000 as of December 2015, which includes approximately 24,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business
     During 2015, the Company services generated $11.8 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.9 million carloads and generated 62% of revenue and 42% of volume in 2015. The Company’s merchandise business is comprised of shipments in the following diverse markets: agricultural products, phosphates and fertilizers, food and consumer, chemicals, automotive, metals, forest products, minerals and waste and equipment.

•
The coal business shipped about 1.1 million carloads and accounted for 19% of revenue and 16% of volume in 2015.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for 15% of revenue and 42% of volume in 2015. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 4% of the Company’s total revenue in 2015.  This category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s operating and non-operating real estate sales, leasing, acquisition and management and development activities.  These activities are classified in either operating income or other income - net depending upon the nature of the activity. Results of these activities fluctuate with the timing of real estate transactions.

Financial Information
     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets for each of the last three fiscal years.

Company History
     A leader in freight rail transportation for nearly 190 years, the Company’s heritage dates back to the early nineteenth century when The Baltimore and Ohio Railroad Company (“B&O”) – the nation’s first common carrier – was chartered in 1827. Since that time, the Company has built on this foundation to create a railroad that could safely and reliably service the ever-increasing demands of a growing nation.

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

Competition
     The business environment in which the Company operates is highly competitive.  Shippers typically select transportation providers that offer the most compelling combination of service and price.  Service requirements, both in terms of transit time and reliability, vary by shipper and commodity. As a result, the Company’s primary competition varies by commodity, geographic location and mode of available transportation and includes other railroads, motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines.

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

CSX CORPORATION
PART I

Regulatory Environment
The Company's operations are subject to various federal, state, provincial (Canada) and local laws and regulations generally applicable to businesses operating in the United States and Canada.  In the U.S., the railroad operations conducted by the Company's subsidiaries, including CSXT, are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation, the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives and hazardous materials requirements.  In addition, the U.S. Environmental Protection Agency (“EPA”) has regulatory authority with respect to matters that impact the Company's properties and operations.  The EPA is considering regulatory action directed towards the railroad industry governing the disposal of creosote cross-ties and seeking to increase air emission regulations that may impact our operations or increase costs. Similarly, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security, has broad authority over railroad operating practices that may have homeland security implications. In Canada, the railroad operations conducted by the Company’s subsidiaries, including CSXT, are subject to the regulatory jurisdiction of the Canadian Transportation Agency.

Although the Staggers Act of 1980 significantly deregulated the U.S. rail industry, the STB has broad jurisdiction over rail carriers.  The STB regulates routes, fuel surcharges, conditions of service, rates for non-exempt traffic, acquisitions of control over rail common carriers and the transfer, extension or abandonment of rail lines, among other railroad activities.

Positive Train Control
In 2008, Congress enacted the Rail Safety Improvement Act (the “RSIA”).  The legislation included a mandate that all Class I freight railroads implement an interoperable positive train control system (“PTC”) by December 31, 2015. Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks. On October 29, 2015, the President of the United States signed the Positive Train Control Enforcement and Implementation Act of 2015 into law extending the deadline. This Act requires the installation of all PTC hardware be completed by December 31, 2018, and, assuming certain conditions are met, requires that the PTC system be fully operational by December 31, 2020.

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported.  The Company expects to incur significant capital costs in connection with the implementation of PTC as well as related ongoing operating expenses.  CSX currently estimates that the total multi-year cost of PTC implementation will be approximately $2.2 billion for the Company. Total PTC investment through 2015 was $1.5 billion.

STB Proceedings
In 2012, the STB announced it would accept comments on a proposal by the National Industrial Transportation League that would require Class I railroads to provide a form of "competitive access" to customers served solely by one railroad. Under this proposal, CSX would be required to allow a competing railroad to access certain customers that are currently solely served by CSX's network. In early 2013, shippers, railroads and other parties submitted comments on the proposal, and the STB held a hearing in March 2014 to receive further input from participating parties. Since the hearing, the STB has taken no further action in the proceeding.

In April 2014, the STB announced it would receive comments to explore its methodology for determining railroad revenue adequacy. The revenue adequacy standard represents the level of profitability for a healthy carrier. Shippers, railroads and other parties filed comments in late 2014. More recently, the STB held a hearing in July 2015 to receive further input from participating parties. Since the hearing, the STB has taken no further action in the proceeding.

CSX CORPORATION
PART I

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

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2015, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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
       The Company is subject to the jurisdiction of various regulatory agencies, including the STB, FRA, PHMSA, TSA, EPA and other state, provincial and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters.  New or modified rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies and impact service performance.   For example, the RSIA mandates that the installation of PTC hardware be completed by December 31, 2018 and, assuming certain conditions are met, requires that the PTC system be fully operational by December 31, 2020 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations. Noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

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

Any of these pending or proposed laws or regulations could adversely affect the Company's operations and financial results by, among other things: (i) reducing coal-fired electricity generation due to mandated emission standards; (ii) reducing the consumption of coal as a viable energy resource in the United States and Canada; (iii) increasing the Company's fuel, capital and other operating costs and negatively affecting operating and fuel efficiencies; and (iv) making it difficult for the Company's customers in the U.S. and Canada to produce products in a cost competitive manner.  Any of these factors could reduce the amount of shipments the Company handles and have a material adverse effect on the Company's financial condition, results of operations or liquidity.

Capacity constraints could have a negative impact on service and operating efficiency.
     CSXT may experience rail network difficulties related to: (i) increased volume; (ii) locomotive or crew shortages; (iii) extreme weather conditions; (iv) increased passenger activities, including high-speed rail; or (v) regulatory changes impacting where and how fast CSXT can transport freight or maintain routes, which could have a negative effect on CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

Global economic conditions could negatively affect demand for commodities and other freight.
     A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products the Company transports, including import and export volume, could reduce revenues or have other adverse effects on the Company's cost structure and profitability.  For example, if the rate of economic growth in Asia slows or if European economies contract, U.S. export coal volume could be adversely impacted resulting in lower revenue for CSX. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products, the Company may experience reduced revenue and increased operating costs associated with the storage of locomotives, railcars and other equipment, workforce adjustments, and other related activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

Changing dynamics in the U.S. and global energy markets could negatively impact profitability.
Over the past few years, production of natural gas in the U.S. has also increased dramatically, which has resulted in lower natural gas prices. As a result of sustained low natural gas prices, many coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants could be displaced, which would likely further reduce the Company's domestic coal volumes and revenues.

Additionally, depressed crude oil prices due to increased supply or lower demand could result in a decrease in domestic crude oil production, which could have an adverse effect on crude oil volumes for CSX. In addition, new regulations related to the shipment of crude oil by rail, including proposed rail car safety standards, could increase costs for CSX, negatively impact network fluidity or have an adverse impact on customers.

CSX CORPORATION
PART I

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

The Company relies on the security, stability and availability of its technology systems to operate its business.
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

CSX CORPORATION
PART I

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
     Most of CSX's employees are represented by labor unions and are covered by collective bargaining agreements. Most of these agreements are bargained for nationally by the National Carriers Conference Committee and negotiated over the course of several years and previously have not resulted in any extended work stoppages.  Under the Railway Labor Act's procedures (which include mediation, cooling-off periods and the possibility of an intervention of the U.S. President), during negotiations neither party may take action until the procedures are exhausted.  If, however, CSX is unable to negotiate acceptable agreements, or if terms of existing agreements are disputed, the employees covered by the Railway Labor Act could strike, which could result in loss of business and increased operating costs as a result of higher wages or benefits paid to union members.

 The Company faces competition from other transportation providers.
 The Company experiences competition in pricing, service, reliability and other factors from various transportation providers including railroads and motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines. Other transportation providers generally use public rights-of-way that are built and maintained by governmental entities, while CSXT and other railroads must build and maintain rail networks largely using internal resources. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation, or legislation providing for less stringent size or weight restrictions on trucks, could negatively impact the Company's competitive position. Additionally, any future consolidation in the rail industry could materially affect the regulatory and competitive environment in which the Company operates.

Future acts of terrorism, war or regulatory changes to combat the risk of terrorism may cause significant disruptions in the Company's operations.
     Terrorist attacks, along with any government response to those attacks, may adversely affect the Company's financial condition, results of operations or liquidity.  CSXT's rail lines, other key infrastructure and information technology systems may be direct targets or indirect casualties of acts of terror or war.  This risk could cause significant business interruption and result in increased costs and liabilities and decreased revenues.  In addition, premiums charged for some or all of the insurance coverage currently maintained by the Company could increase dramatically, or the coverage may no longer be available.

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
     As part of its railroad and other operations, the Company is subject to various claims and lawsuits related to disputes over commercial practices, labor and unemployment matters, occupational and personal injury claims, property damage, environmental and other matters.  The Company may experience material judgments or incur significant costs to defend existing and future lawsuits.  Although the Company establishes reserves and maintains insurance to cover these types of claims, final amounts determined to be due on any outstanding matters may differ materially from the recorded reserves and exceed the Company's insurance coverage.  Additionally, the Company is subject to adverse developments not currently reflected in the Company's reserve estimates.

The unavailability of critical resources could adversely affect the Company’s operational efficiency and ability to meet demand.
Marketplace conditions for resources like locomotives as well as the availability of qualified personnel, particularly engineers and trainmen, could each have a negative impact on the Company’s ability to meet demand for rail service. Although the Company believes that it has adequate personnel for the current business environment, unpredictable increases in demand for rail services or extreme weather conditions may exacerbate such risks, which could have a negative impact on the Company’s operational efficiency and otherwise have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a particular period.

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

CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads.  At December 2015, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,565
Terminals and switching yards	9,390
Passing sidings and turnouts	936
Total	36,891

In addition to its physical track structure, CSXT operates numerous yards and terminals.  These serve as hubs between CSXT and its local customers and as sorting facilities where railcars often are received, re-sorted and placed onto new outbound trains.  The Company’s ten largest yards and terminals based on annual volume (number of railcars or intermodal containers processed) are listed in the table below.

Yards and Terminals	Annual Volume (number of units processed)
Chicago, IL	1,072,809
Waycross, GA	672,801
Selkirk, NY	544,452
Indianapolis, IN	527,170
Willard, OH	517,891
Nashville, TN	497,371
Cincinnati, OH	485,105
Hamlet, NC	461,780
Louisville, KY	396,681
Toledo, OH	372,666

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Southeast, Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities.  CSXT’s coal network is well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S.  Roughly one-third of the tons of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

See the following page for a map of the CSX Rail Network.

CSX CORPORATION
PART I

CSX Rail Network

Montreal
Syracuse
Selkirk
Buffalo
Detroit
Chicago
Walbridge
Cleveland
Stanley
Willard
Columbus
Cumberland
Greenwich
Locust Point
Curtis Bay
Avon
Cincinnati
Russell
Evansville
Louisville
Richmond
Rocky Mount
Nashville
Hamlet
Florence
Atlanta
Birmingham
Charleston
Montgomery
E. Savannah
Waycross
Mobile
Jacksonville
New Orleans
Tampa
Major Terminals
CSX Rail Network

CSX CORPORATION
PART I

Locomotives
     CSXT owns and long-term leases nearly 4,500 locomotives, almost all of which are owned by CSXT.  From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2015, CSXT’s fleet of owned and long-term leased locomotives consisted of the following types of locomotives:

	Locomotives	%	Average Age (years)
Freight	3,932	88%	20
Switching	322	7%	35
Auxiliary Units	209	5%	23
Total	4,463	100%	20

Equipment
     In 2015, the average daily fleet of cars on line consisted of approximately 206,000 cars. At any time, over half of the railcars on the CSXT system are not owned or leased by the Company.  Examples of these non-CSXT railcars are as follows: railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service) and multi-level railcars used to transport automobiles (which are shared among railroads).

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

CSX CORPORATION
PART I

     At December 2015, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	24,844	37%
Open-top hoppers	11,161	17%
Multi-level flat cars	11,634	18%
Covered hoppers	10,308	16%
Box cars	7,386	11%
Flat cars	674	1%
Other cars	379	—%
Subtotal freight cars	66,386	100%
Containers	18,231
Total equipment	84,617

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
Michael J. Ward, 65 Chairman and Chief Executive Officer
 A 38-year veteran of the Company, Ward has served as Chairman and Chief Executive Officer of CSX since January 2003.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Clarence W. Gooden, 64 President
Clarence Gooden was appointed President of CSX in September 2015 with responsibility for operations and sales and marketing. In this role, he is responsible for safe and reliable operations as well as a highly diversified market portfolio serving all facets of the North American economy.

As an employee of the Company for 45 years, Gooden previously served as Executive Vice President and Chief Commercial Officer since 2004 where he was responsible for generating customer revenue, forecasting business trends and developing CSX's model for future revenue growth. Gooden has also held key executive positions in both operations and sales and marketing.

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Frank A. Lonegro, 47 Executive Vice President and Chief Financial Officer
Lonegro has served as Executive Vice President and Chief Financial Officer of CSX since September 2015. In this capacity, he directs all financial and strategic planning activities, including accounting, financial planning, tax, treasury and investor relations, and is also responsible for the management and oversight of the Company's technology assets and activities.

During his 15-year tenure with the Company, Lonegro also served as Vice President Internal Audit, President of CSX Technology, Vice President-Mechanical and Vice President-Service Design. Additionally, he led development and implementation of Positive Train Control, an advanced train control system, to further enhance the Company’s safety performance.

Cindy M. Sanborn, 51 Executive Vice President and Chief Operating Officer
Sanborn has served as Executive Vice President and Chief Operating Officer of CSXT since September 2015. In this capacity, she is responsible for all aspects of safe, reliable and cost-effective service delivery. She directs daily train operations, maintains the Company's locomotive and rail car fleet as well as maintains and upgrades the Company’s more than 21,000-route-mile network in the eastern United States and two Canadian provinces.

Since joining the Company in 1987, she also served as Executive Vice President - Operations, Vice President and Chief Transportation Officer, Vice President of Operations for the Northern Region and various other key roles in network operations, locomotive management and division operations.

Fredrik J. Eliasson, 45 Executive Vice President and Chief Sales and Marketing Officer
Eliasson has served as Executive Vice President and Chief Sales and Marketing Officer of CSX since September 2015. In this capacity, he directs all customer-facing aspects of the Company’s business, including market growth, forecasting business trends and development of strategic plans for revenue growth.

During his 20-year tenure with the Company, he also served as Executive Vice President and Chief Financial Officer. Prior to becoming CFO, he led development of two of the Company’s major markets as Vice President of Chemicals and Fertilizer and Vice President of Emerging Markets. He also supported Sales and Marketing in a previous position as Vice President of Commercial Finance.

Ellen M. Fitzsimmons, 55 Executive Vice President of Law and Public Affairs, General Counsel and Corporate Secretary
Fitzsimmons has been the Executive Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary of CSX since December 2003.  She serves as the Company’s Chief Legal Officer and oversees all government relations and public affairs activities as well as internal audit and other risk management functions.

During her 24-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

Lisa A. Mancini, 56 Senior Vice President and Chief Administrative Officer
Mancini has been Senior Vice President and Chief Administrative Officer of CSX since January 2009. She is responsible for employee compensation and benefits, labor relations, employee staffing and development activities, purchasing, real estate, and facilities management.  She previously served as Vice President - Strategic Infrastructure Initiatives from 2007 to 2009 and, prior to that, Vice President - Labor Relations.

Prior to joining CSX in 2003, Mancini served as Chief Operating Officer of the San Francisco Municipal Railway.

Carolyn T. Sizemore, 53 Vice President and Controller
Sizemore has served as Vice President and Controller of CSX since April 2002. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 26-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock
     A total of 1.8 billion shares of common stock are authorized, of which 965,513,559 shares were outstanding as of December 2015.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering.  At January 22, 2016, the latest practicable date that is closest to the filing date, there were 30,242 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 984 million as of December 25, 2015.  (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2015
Dividends	$0.16	$0.18	$0.18	$0.18	$0.70
Common Stock Price
High	$36.96	$37.67	$33.63	$30.53	$37.67
Low	$32.71	$31.87	$24.47	$24.58	$24.47
2014
Dividends	$0.15	$0.16	$0.16	$0.16	$0.63
Common Stock Price
High	$29.45	$31.09	$32.66	$37.99	$37.99
Low	$25.84	$27.14	$29.07	$29.75	$25.84

Stock Performance Graph
     The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2010 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”), which is a registered trademark of the McGraw-Hill Companies, Inc., and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.

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

In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. Management's assessment of market conditions and other factors guide the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During 2015, 2014, and 2013, CSX repurchased $804 million, or 26 million shares, $517 million, or 17 million shares, and $353 million, or 14 million shares, respectively, of common stock. In accordance with the Equity Topic in the Accounting Standards Codification ("ASC"), the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

Share repurchase activity of $258 million for the fourth quarter 2015 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,584,194,942
October	3,062,615	$27.38	3,037,000	1,501,038,454
November	3,029,875	27.45	3,029,800	1,417,877,753
December	3,401,200	26.89	3,401,200	1,326,402,817
Ending Balance	9,493,690	$27.23	9,468,000	$1,326,402,817
(a) Fourth quarter 2015 consisted of the following fiscal periods: October (September 26, 2015 - October 23, 2013), November (October 24, 2015 - November 20, 2015), and December (November 21, 2015 - December 25, 2015).
(b) The difference of 25,690 shares between the "Total Number of Shares Repurchase" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX CORPORATION
PART II

Item 6.  Selected Financial Data
Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

		Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2015	2014	2013	2012	2011
Financial Performance
Revenue	$11,811	$12,669	$12,026	$11,763	$11,795
Expense	8,227	9,056	8,553	8,299	8,325
Operating Income	$3,584	$3,613	$3,473	$3,464	$3,470
Net Earnings from Continuing Operations	1,968	1,927	1,864	1,863	1,854
Operating Ratio	69.7%	71.5%	71.1%	70.6%	70.6%
Net Earnings Per Share:
From Continuing Operations, Basic	$2.00	$1.93	$1.83	$1.80	$1.71
From Continuing Operations, Assuming Dilution	2.00	1.92	1.83	1.79	1.70
Average Common Shares Outstanding
Basic	983	1,001	1,019	1,038	1,083
Assuming Dilution	984	1,002	1,019	1,040	1,089
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,438	$961	$1,079	$1,371	$1,306
Total Assets	35,039	33,053	31,782	30,723	29,491
Long-term Debt	10,683	9,514	9,022	9,052	8,734
Shareholders' Equity	11,668	11,176	10,504	9,136	8,598
Dividend Per Share	$0.70	$0.63	$0.59	$0.54	$0.45
Additional Data
Capital Expenditures (a)	$2,562	$2,449	$2,313	$2,341	$2,297
Employees -- Annual Averages (estimated)	31,285	31,511	31,254	32,120	31,344
Employees -- Year-end Count (estimated)	29,410	32,287	31,413	30,787	32,235

(a)
Capital expenditures include investments related to reimbursable public-private partnerships. These partnership investments of $14 million, $8 million, $40 million, $166 million and $102 million in 2015, 2014, 2013, 2012 and 2011, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore, the timing of receipts may differ from the timing of the investment.  See the capital expenditures table on page 36 for additional information.

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

STRATEGIC OVERVIEW

CSX provides rail-based freight transportation services including traditional rail service, the transport of intermodal containers and trailers as well as other transportation services such as rail-to-truck transfers and bulk commodity operations with its approximately 29,000 dedicated employees. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the long-term economic success and improved global competitiveness of the United States. Low natural gas prices, increased foreign labor costs and supply chain factors have helped to improve competitiveness of CSX's customers over the long term.

The rail industry benefits from this long-term improved global competitiveness, continued economic growth and the shift towards more rail-based solutions. U.S. demand to move more goods by rail is expected to rise and freight railroads provide the most environmentally efficient and economical means to meet this growing demand. CSX can move a ton of freight about 475 miles on one gallon of diesel fuel, as trains are four times more fuel efficient than trucks on average. Shipping freight by rail also alleviates highway congestion, eases air pollution and saves energy.

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

Operating Initiatives
To support long-term growth, CSX is focused on meeting or exceeding customers’ expectations while improving profitability.  Several key operating initiatives have been implemented over the past several years that lay a foundation for meeting these objectives. The overall goal is sustained high customer service levels, which is in part achieved through a relentless focus on using advanced network modeling analytics and tools to create a disciplined, scheduled approach to designing and running CSX's network.  The Company continues to identify the most efficient, cost-effective routes for CSXT customers' traffic while providing timely service with the fewest handlings and car miles possible.

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

CSX CORPORATION
PART II

In addition, Total Service Integration (“TSI”) is intended to align operating capabilities with customers' needs resulting in an efficient and effective service product.  TSI was first implemented in the unit train network, where it successfully increased the average number of cars per train and improved asset utilization.  CSX has been implementing TSI in the carload network over the past few years and has focused on improving the “first and last mile” service experience for carload customers, providing a more consistent and reliable service product. The carload network is connected to more than 5,000 customer facilities and has a high degree of variability each day. New tools and technology have allowed the Company to more effectively communicate with customers, not only providing the service the Company has promised to deliver but proactively notifying the customer of service status. Applying TSI to the carload network has improved local customer service satisfaction and local service performance.

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

In summary, these initiatives are designed to improve service levels in a cost effective manner and enhance the reliability of rail transportation. These improvements to operational processes, customer communication and service are better aligning CSX's operating capabilities with customers' needs and are enabling the Company to capitalize on the strategic opportunities described below.

Strategic Opportunities
Intermodal Growth
CSX’s intermodal business is a growth opportunity that provides an economical and environmentally friendly alternative to transporting freight on highways via truck. CSX’s intermodal network connects all major population centers east of the Mississippi River, and over 90% of intermodal traffic moves in double-stack (two containers high) service. This positions the Company to capture a significant share of the incremental domestic intermodal market opportunity, estimated at nine million truckloads in the eastern United States that move over 550 miles. The Company’s highway-to-rail initiatives assist in capturing this traffic and also help customers identify conversion opportunities for both domestic moves and the U.S. portion of international moves.

To further enhance the Company's intermodal offering and support future growth, CSX recently completed new or expanded terminal construction to increase network capacity and broaden its market presence in key growth areas. In 2015, CSX began construction on a new terminal near Pittsburgh, PA, enhancing the Company’s reach and supporting continued growth. Over the past several years, the Company also opened or expanded seven other terminals in Winter Haven, FL; Quebec, Canada; Columbus, OH; Louisville, KY; Atlanta, GA; and Worcester, MA; as well as the Company's Northwest Ohio terminal which is part of the National Gateway Initiative discussed below.

Illinois Basin Coal Shift
Energy markets have shifted over the past few years and continue to evolve. For instance, domestic utility coal demand decreased in 2015 relative to previous years. In the long term, downward pressure on domestic coal volumes will likely continue as the result of increasingly stringent existing and proposed environmental regulations and continued low natural gas prices. In addition, mining economics are causing a shift from Central Appalachian coal to thermal coal in the Illinois Basin and the Powder River Basin. CSX will capitalize on these shifts and address structural costs in the regions of declining volume.

CSX CORPORATION
PART II

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

Energy Markets
Shale drilling for the extraction of oil and natural gas has created the opportunity for CSX to serve energy markets such as crude oil, liquefied petroleum gases (“LPG”), frac sand and other related materials, although energy market volume is volatile from year to year. For example, CSX is capitalizing on the opportunity to move the supply of crude oil from the domestic oil fields, particularly those located in the Bakken Shale region of North Dakota, to customers at eastern refineries. This service also provides greater flexibility in source locations as compared to pipelines. Volume, however, may vary depending upon oil prices and spreads.

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

Over the longer term, the energy supply outlook for the U.S. will create a sustainable competitive advantage for domestic chemical producers and generate additional growth opportunities for rail. Since natural gas is the primary component in the production of a wide range of petrochemicals, the supply growth and the resulting lower prices have now placed the U.S. amongst the lowest cost production regions in the world. This increased competitiveness is sparking significant investment in new U.S. chemical industry capacity for the first time in more than a decade. CSX is well-positioned to participate in this growing chemical business over the next several years.

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

As part of the National Gateway project, CSX broke ground on the modernization of the Virginia Avenue Tunnel in Washington, D.C. in 2015.This project will improve the flow of freight traffic through the District of Columbia and will eliminate a rail-traffic bottleneck that also impacts commuter and passenger trains in the region. The new structure will provide double-stack train clearances in Maryland, West Virginia and the District of Columbia. Going forward, CSX will continue to explore other opportunities to partner with the public sector to maximize the many public benefits of freight rail.

CSX CORPORATION
PART II

Balanced Approach to Cash Deployment
CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying cash that includes investments in the business, dividend growth and share repurchases. In 2015, the Company invested $2.6 billion to further enhance the capacity, quality, safety and flexibility of its network. In addition, CSX continues to return value to its shareholders in the form of dividends and share repurchases. During 2015, the Company announced a 13 percent increase in the quarterly cash dividend to $0.18 per common share. The Company has increased its quarterly cash dividend 13 times over the last ten years which represents a 26 percent compounded annual growth rate. Also in 2015, CSX announced a new $2 billion share repurchase program, which is expected to be completed by April 2017 based on market and business decisions. CSX repurchased $804 million, or 26 million shares, during 2015 under this program. Since 2006, CSX has repurchased 520 million shares (adjusted for stock splits) for $9.6 billion, which represents about one-half of total shares currently outstanding. As part of this balanced approach, the Company is committed to maintaining a credit profile consistent with a BBB+ rating by Standard & Poor’s and a Baa1 rating by Moody’s Investment Services.

Summary
These operating initiatives, strategic areas, long-term investments and shareholder returns discussed above provide a foundation for volume growth, productivity improvement, enhanced customer service and continued advancements in the safety and reliability of operations. To continue these types of investments, the Company must be able to operate in an environment in which it can generate adequate returns and drive shareholder value. CSX will continue to advocate for a fair and balanced regulatory environment to ensure that the value of the Company's rail service would be reflected in any potential new legislation or policies.

CSX CORPORATION
PART II

2015 HIGHLIGHTS

• Revenue of $11.8 billion decreased $858 million or 7% versus the prior year.

• Expenses of $8.2 billion decreased $829 million or 9% year over year.

• Operating income of $3.6 billion decreased $29 million or 1% year over year.

• Operating ratio of 69.7%, the Company’s first sub-70 percent full-year operating ratio, improved 180 basis points from 71.5%.

•	Earnings per diluted share of $2.00 increased $0.08 or 4% year over year.

	Fiscal Years
(in Thousands)	2015	2014	2013
Volume	6,761	6,922	6,539

(in Millions)
Revenue	$11,811	$12,669	$12,026
Expense	8,227	9,056	8,553
Operating Income	$3,584	$3,613	$3,473
Operating Ratio	69.7%	71.5%	71.1%

Earnings per diluted share	$2.00	$1.92	$1.83

For additional information, refer to Results of Operations discussed on pages 26 to 33.

CSX CORPORATION
PART II

Free Cash Flow (Non-GAAP Measure)
Free cash flow is considered a non-GAAP financial measure under SEC Regulation G, Disclosure of Non-GAAP Measures. Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities.  Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities.  As described below, free cash flow before dividends increased $73 million year over year to $992 million. The primary reason for the increase in free cash flow from the prior year is primarily due to the following:

•	Higher proceeds from a property sale and other related income of $85 million

•	Higher net sales of long-term marketable securities of $71 million

•	Partially offsetting these increases were higher property additions of $113 million

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2015	2014	2013
(Dollars in Millions)
Net cash provided by operating activities	$3,370	$3,343	$3,267
Property additions (a)	(2,562)	(2,449)	(2,313)
Proceeds from property dispositions	147	62	53
Other investing activities	37	(37)	(112)
Free Cash Flow (before payment of dividends)	$992	$919	$895

(a)
Property additions include investments related to reimbursable public-private partnerships. These partnership investments of $14 million, $8 million and $40 million in 2015, 2014 and 2013, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore the timing of receipts may differ from the timing of the investment.

CSX CORPORATION
PART II

RESULTS OF OPERATIONS

2015 vs. 2014 Results of Operations

	Fiscal Years
	2015	2014	$ Change	% Change
(Dollars in Millions)
Revenue	$11,811	$12,669	$(858)	(7)%
Expense
Labor and Fringe	3,290	3,377	87	3
Materials, Supplies and Other	2,336	2,484	148	6
Fuel	957	1,616	659	41
Depreciation	1,208	1,151	(57)	(5)
Equipment and Other Rents	436	428	(8)	(2)
Total Expense	8,227	9,056	829	9
Operating Income	3,584	3,613	(29)	(1)
Interest Expense	(544)	(545)	1	—
Other Income - Net	98	(24)	122	(508)
Income Tax Expense	(1,170)	(1,117)	(53)	(5)
Net Earnings	$1,968	$1,927	$41	2
Earnings Per Diluted Share:
Net Earnings	$2.00	$1.92	$0.08	4%
Operating Ratio	69.7%	71.5%		(180)	bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Agricultural
Agricultural Products	411	419	(2)%	$1,087	$1,130	(4)%	$2,645	$2,697	(2)%
Phosphates and Fertilizers	301	330	(9)	489	534	(8)	1,625	1,618	—
Food and Consumer	92	94	(2)	258	265	(3)	2,804	2,819	(1)
Industrial
Chemicals	621	620	—	2,093	2,178	(4)	3,370	3,513	(4)
Automotive	450	435	3	1,175	1,213	(3)	2,611	2,789	(6)
Metals	233	276	(16)	596	701	(15)	2,558	2,540	1
Housing and Construction
Forest Products	290	307	(6)	796	819	(3)	2,745	2,668	3
Minerals	311	293	6	469	459	2	1,508	1,567	(4)
Waste and Equipment	151	158	(4)	308	309	—	2,040	1,956	4
Total Merchandise	2,860	2,932	(2)	7,271	7,608	(4)	2,542	2,595	(2)
Coal	1,063	1,262	(16)	2,300	2,849	(19)	2,164	2,258	(4)
Intermodal	2,838	2,728	4	1,762	1,790	(2)	621	656	(5)
Other	—	—	—	478	422	13	—	—	—
Total	6,761	6,922	(2)%	$11,811	$12,669	(7)%	$1,747	$1,830	(5)%

CSX CORPORATION
PART II

Revenue
In 2015, Revenue decreased $858 million, or 7%, mostly due to the decline in fuel surcharge of $646 million. Additionally, the decline in volume of 2% and unfavorable mix were partially offset by pricing strength.

Merchandise
Agricultural
Agricultural Products - Volume declined due to challenging world market conditions and a strong U.S. dollar. Specifically, high levels of imported ethanol reduced rail moves to Eastern markets and export grain was down significantly. These declines were partially offset by strength in feed grain and domestic soybean moves, reflecting the record 2014-2015 harvest.

Phosphates and Fertilizers - Volume was down, reflecting weak demand for fertilizers driven by oversupply, low corn prices and a challenged export market due to strength of the U.S. dollar.

Food and Consumer - Volume declined as excess truck capacity and poor Western crop yields in produce led to lower shipments of fresh foods.

Industrial
Chemicals - Volume was flat as strong gains in LPG and petroleum products were offset by a slowdown in crude oil and frac sand due to low oil prices.

Automotive - Volume increased as gains in auto movement, especially SUVs and trucks, resulted from strong North American light vehicle production and consumer demand.

Metals - Volume declined due to high levels of steel imports which resulted from the strength of the U.S. dollar and led to lower production of domestic steel.

Housing and Construction
Forest Products - Volume declines reflect high inventories of building products in the housing sector as well as declining demand due to electronic substitution in paper products.

Minerals - Volume growth reflects strength in aggregates (which include crushed stone, sand and gravel) due to increased highway and non-residential construction activity.

Waste and Equipment - Volume was down as a result of the conclusion of major remediation projects and reduced military vehicle movement partially offset by increases in municipal waste.

Coal
Domestic - Volume declined as a result of mild weather, high stockpiles and low natural gas prices favoring natural gas power generation.

Export - Reductions in both metallurgical and thermal coal volume resulted from ongoing weak market conditions due to global oversupply and the strength of the U.S. dollar.

Intermodal
Domestic - Domestic volume increased 12% due to customer growth, continued success with CSX’s highway-to-rail conversion program and new service offerings.

International - Competitive losses resulted in a 5% international volume decline during a volatile year marked by West Coast port disruption, a subsequent volume surge and then a weak peak season.

CSX CORPORATION
PART II

Other
Other revenue increased $56 million as a result of higher revenue from customers who did not meet minimum contractual volumes as well as higher incidental revenue.

Expense
In 2015, total expenses decreased $829 million, or 9%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $87 million primarily due to the following items:

•	Inflation resulted in $128 million of additional cost driven by increased wages partially offset by reduced health and welfare costs.

•	Incentive compensation was $97 million lower reflecting reduced award payouts on existing plans.

•	Efficiency savings of $84 million were primarily a result of reduced crew starts due to the Company's train length initiatives, lower operating support costs and reduced management headcount.

•	Volume-related costs were $66 million lower.

•
Restructuring costs were $2 million higher versus prior year. See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “Workforce Reduction Plans, Separation and Other Costs.”

•	Various other costs increased $30 million.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal services at automotive facilities and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expenses decreased $148 million primarily driven by the following:

•	Efficiency savings of $91 million were driven by a reduction in professional costs as well as lower operating support costs.

•	Volume-related costs were $52 million lower.

•	Real estate gains were $23 million higher primarily related to the sale of operating rail corridor.

•	Inflation resulted in $47 million of additional costs.

•	Various other costs decreased $29 million.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $659 million driven by the following:

•	Average fuel price per gallon decreased 39%, from $1.15 to $1.80 per gallon, versus the prior year which reduced expenses by $560 million.

•	Volume-related costs were $66 million lower.

•	Other fuel savings of $33 million were primarily due to lower non-locomotive fuel price.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $57 million primarily due to a larger asset base.

CSX CORPORATION
PART II

Equipment and Other includes rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, offices and other rentals. These expenses increased $8 million driven by the following:

•	Inflation resulted in $16 million of additional cost related to rates on automotive and intermodal cars.

•	Efficiency savings of $15 million were due to improved car cycle times.

•	Net other costs increased $7 million.

Interest expense decreased $1 million to $544 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income (expense) - net increased $122 million to $98 million primarily due to a $59 million gain on a sale of non-operating easements and a reimbursement of environmental costs of $21 million related to this sale. Additionally, 2015 environmental costs were $21 million lower than 2014, and prior year costs of $16 million associated with the early redemption of long-term debt did not repeat in the current year.

Income tax expense increased $53 million to $1.2 billion primarily due to higher earnings as well as prior year favorable state legislative changes that did not repeat in the current year.

Net earnings increased $41 million to $2.0 billion, and earnings per diluted share increased $0.08 to $2.00 due to the factors mentioned above. Lower average shares outstanding resulting from higher share repurchase activity also had a positive impact on earnings per diluted share.

CSX CORPORATION
PART II

2014 vs. 2013 Results of Operations

	Fiscal Years
	2014	2013	$ Change	% Change
(Dollars in Millions)
Revenue	$12,669	$12,026	$643	5%
Expense
Labor and Fringe	3,377	3,138	(239)	(8)
Materials, Supplies and Other	2,484	2,275	(209)	(9)
Fuel	1,616	1,656	40	2
Depreciation	1,151	1,104	(47)	(4)
Equipment and Other Rents	428	380	(48)	(13)
Total Expense	9,056	8,553	(503)	(6)
Operating Income	3,613	3,473	140	4
Interest Expense	(545)	(562)	17	3
Other Income - Net	(24)	11	(35)	(318)
Income Tax Expense	(1,117)	(1,058)	(59)	(6)
Net Earnings	$1,927	$1,864	$63	3
Earnings Per Diluted Share:
Net Earnings	$1.92	$1.83	$0.09	5%
Operating Ratio	71.5%	71.1%		40	bps

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2014	2013	% Change	2014	2013	% Change	2014	2013	% Change
Agricultural
Agricultural Products	419	390	7%	$1,130	$1,013	12%	$2,697	$2,597	4%
Phosphates and Fertilizers	330	327	1	534	527	1	1,618	1,612	—
Food and Consumer	94	96	(2)	265	269	(1)	2,819	2,802	1
Industrial
Chemicals	620	532	17	2,178	1,896	15	3,513	3,564	(1)
Automotive	435	432	1	1,213	1,217	—	2,789	2,817	(1)
Metals	276	262	5	701	644	9	2,540	2,458	3
Housing and Construction
Forest Products	307	298	3	819	775	6	2,668	2,601	3
Minerals	293	275	7	459	432	6	1,567	1,571	—
Waste and Equipment	158	150	5	309	264	17	1,956	1,760	11
Total Merchandise	2,932	2,762	6	7,608	7,037	8	2,595	2,548	2
Coal	1,262	1,195	6	2,849	2,895	(2)	2,258	2,423	(7)
Intermodal	2,728	2,582	6	1,790	1,697	5	656	657	—
Other	—	—	—	422	397	6	—	—	—
Total	6,922	6,539	6%	$12,669	$12,026	5%	$1,830	$1,839	—%

CSX CORPORATION
PART II

Revenue
In 2014, volume increased 6% year over year with growth across most markets. Revenue increased by 5% year over year driven by this broad-based volume growth.

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

Industrial
Chemicals - Volume growth was driven by an increase in energy-related shipments that included crude oil, LPG and frac sand. The rise in crude oil shipments to East Coast refineries was due to increased supply of low-cost crude oil from shale drilling activity.

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

CSX CORPORATION
PART II

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

•
An initial charge for $39 million was recognized in the fourth quarter of 2014 as a result of an initiative to reduce the management workforce. See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “Workforce Reduction Plans, Separation and Other Costs.”

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

Other (expense) income - net decreased $35 million to an expense of $24 million primarily due to an increase in estimated environmental costs of $17 million related to non-operating activities as well as costs of $16 million associated with the early redemption of long-term debt.

Income tax expense increased $59 million to $1.1 billion primarily due to higher earnings partially offset by favorable state legislative changes.

Net earnings increased $63 million to $1.9 billion, and earnings per diluted share increased $0.09 to $1.92 due to the factors mentioned above. Lower average shares outstanding also had a positive impact on earnings per diluted share.

CSX CORPORATION
PART II

Operating Statistics (Estimated)

	Fiscal Years
	2015	2014	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.89	0.98	9%
FRA Train Accident Rate	2.45	2.41	(2)
On-Time Train Originations	67%	56%	20
On-Time Destination Arrivals	51%	45%	13
Dwell	25.8	26.3	2
Train Velocity	20.5	20.1	2
Cars-On-Line	206,078	203,699	(1)

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

At CSX, operational success is built on employee commitment to maintaining a constant focus on safety. CSX remains the industry leader with the lowest personal injury across Class I railroads this year. The FRA reportable personal injury frequency index improved 9 percent year over year to 0.89. The reported FRA train accident frequency rate weakened 2 percent year over year to 2.45.

The Company made strong improvements to network reliability and service measures in 2015 while continuing to drive productivity and resource efficiency. On-time originations improved 20 percent year over year to 67 percent, and on-time arrivals increased 13 percent year over year to 51 percent. Average train velocity and terminal dwell both improved 2 percent year over year to 20.5 miles per hour and 25.8 hours, respectively.

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

Total assets as well as total liabilities and shareholders' equity increased $2.0 billion from prior year. The increase in assets was driven by higher net properties of $1.6 billion resulting from capital investments as well as higher short-term investments of $518 million. The increase in total liabilities and shareholders' equity combined was driven by net earnings of $1.9 billion and new debt of $1.5 billion (which includes about $300 million of deferred seller financing). Partially offsetting these increases were dividends paid of $686 million and share repurchases of $804 million.

Significant cash flows
The following tables present net cash provided by (used in) operating, investing and financing activities for full years 2013, 2014 and 2015.

				2015 vs. 2014	2014 vs. 2013
(Dollars in millions)	2015	2014	2013	$ Var	$ Var
Net cash provided by operating activities	$3,370	$3,343	$3,267	$27	$76
Net cash used in investing activities	$(2,892)	$(2,183)	$(2,227)	$(709)	$44
Net cash used in financing activities	$(519)	$(1,083)	$(1,232)	$564	$149

Sources of Cash
The Company has multiple sources of cash.  First, the Company generates cash from operations. In 2015, the Company generated $3.4 billion of cash from operating activities which was $27 million higher than prior year primarily driven by higher collections of freight accounts receivable. In 2014, the Company generated $3.3 billion of cash from operating activities which was $76 million higher than 2013 primarily driven by higher net earnings.

Second, CSX has access to numerous financing sources including a $1 billion five-year unsecured revolving credit facility that expires in May 2020.  As of the date of this filing, the Company has no outstanding balances under this facility.  See Note 9, Debt and Credit Agreements for more information.

Third, CSX filed a shelf registration statement with the SEC in February 2013 which the Company expects to renew in February 2016.  This shelf registration statement is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.

CSX CORPORATION
PART II

Uses of Cash
CSX continued to invest in its business to create long-term value for shareholders.  In 2015, net cash used in investing activities was $2.9 billion, an increase in net investing of $709 million from the prior year primarily driven by fewer net sales of short-term investments. In 2014, net cash used in investing activities was $2.2 billion, a decrease in spending of $44 million from 2013 primarily driven by higher net sales of short-term investments.

 The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2015	2014	2013
Track	$866	$750	$793
Bridges, Signals and Other	491	538	415
Total Infrastructure	1,357	1,288	1,208
Freight Cars	218	329	146
Capacity and Commercial Facilities	295	452	346
Regulatory (including PTC)	341	321	318
Locomotives	337	51	255
Public-Private Partnerships - net (a)	14	8	40
Total Capital Expenditures (a)	$2,562	$2,449	$2,313

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

Planned capital investments for 2016 are expected to be $2.4 billion, including approximately $300 million for PTC. This $2.4 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in the year the reimbursement obligation arises. Approximately half of the 2016 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and service improvements. CSX intends to fund capital investments through cash generated from operations.

Over the long term, the Company expects to incur significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.2 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through 2015 was $1.5 billion.

In addition to capital investments, the Company uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders. In 2015, net cash used in financing activities was $519 million, which represents a decrease in spending of $564 million from the prior year primarily driven by higher net long-term debt issued of $904 million (net of lower debt repayments) partially offset by higher share repurchases of $287 million. In 2014, net cash used in financing activities was $1.1 billion, which represents a decrease in spending of $149 million from 2013. This decrease was driven by higher net long-term debt issued of $347 million (net of debt repayments) partially offset by share repurchases of $164 million.

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

Liquidity and Working Capital
Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with $1.4 billion of cash, cash equivalents and short-term investments.  CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. Additionally in 2015, CSX issued a total of $1.2 billion of new long-term debt. CSX uses current cash balances for general corporate purposes, which may include repayment of additional indebtedness outstanding from time to time, repurchases of CSX's common stock, capital investments, working capital requirements and improvements in productivity and other cost reduction initiatives. See Note 9, Debt and Credit Agreements.

The Company has a receivables securitization facility with a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $1 billion and $465 million at December 2015 and 2014, respectively.  This increase since the prior year end is primarily due to the net proceeds from a debt issuance partially offset by debt repayments. Also, see sources and uses of cash description above.

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

CSX CORPORATION
PART II

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2015. As of December 2014 and December 2015, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt.  In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2016	2017	2018	2019	2020	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$20	$632	$619	$518	$745	$8,169	$10,703
Interest on Debt	570	534	500	462	431	6,491	8,988
Purchase Obligations (See Note 7)	680	635	307	323	328	4,579	6,852
Other Post-Employment Benefits (See Note 8) (a)	51	49	47	45	43	188	423
Operating Leases - Net (See Note 7) (b)	47	40	27	25	7	61	207
Agreements with Conrail (b)	26	26	26	26	26	98	228
Total Contractual Obligations	$1,394	$1,916	$1,526	$1,399	$1,580	$19,586	$27,401

Other Commitments (c)	$106	$4	$3	$2	$2	$4	$121

(a)
Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.

(b)
Agreements with Conrail represent minimum future lease payments of $228 million under the shared asset area agreements (see Note 12, Related Party Transactions). These amounts plus total operating leases-net of $207 million above equals total net lease commitments of $435 million disclosed in Note 7, Commitments and Contingencies.

(c)
Other commitments of $121 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships.  Surety bonds of $44 million and letters of credit of $37 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $23 million which include interest and penalties are all included in year 2016. The year of settlement cannot be reasonably estimated. Contractual commitments related to public-private partnerships are $17 million.

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

Casualty, Environmental and Legal Reserves
 Casualty
Casualty reserves of $265 million and $269 million for 2014 and 2015, respectively, represent accruals for personal injury, asbestos and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. During 2015, 2014 and 2013, there were no significant changes in estimate recorded to adjust casualty reserves.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries.  Work-related injuries for CSXT employees are primarily subject to FELA.  In addition to FELA liabilities, employees of other current or former CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

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

Asbestos & Occupational
The Company is party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The greatest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to asbestos and the onset of the disease) which can range from 10 to 40 years after exposure.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Management reviews asserted asbestos claims quarterly. Since exposure to asbestos has been substantially eliminated, unasserted or incurred but not reported ("IBNR") asbestos claims are analyzed by a third-party specialist and reviewed by management annually. In 2014, management extended the forecast period from seven years to ten years. Based on a review of historical settlement trends, management concluded that ten years is the most probable time period in which unasserted asbestos claim filings and claim values can be estimated. The Company does not believe there is sufficient data to justify a projection period longer than ten years at this time. The change in the forecast period resulted in an immaterial increase in the asbestos reserves during 2014. Approximately 20% of the recorded undiscounted liability is related to asserted claims and approximately 80% is related to unasserted claims as of December 25, 2015.

CSXT’s historical claim filings, settlement amounts, and dismissal rates are analyzed to determine future anticipated claim filing rates and average settlement values for asbestos claims reserves. The potentially exposed population is estimated by using CSXT’s employment records and industry data. From this analysis, the specialist estimates the IBNR claims liabilities.

The estimated future filing rates and estimated average claim values are the most sensitive assumptions for these reserves.  A 1% increase or decrease in either the forecasted number of asbestos IBNR claims or the average claim values would result in approximately a $1 million increase or decrease in the liability recorded for unasserted asbestos claims.

Occupational claims arise from allegations of exposure to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

Environmental
 Environmental reserves were $94 million and $82 million for 2014 and 2015, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 242 environmentally impaired sites.  Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct.  These costs could be substantial.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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
Pension and Post-retirement Medical Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel.  For employees hired prior to January 1, 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2015, the projected benefit obligation for the Company’s pension plans and other post-employment benefit plans were $3 billion and $314 million, respectively. No significant contributions to the Company's qualified pension plans are expected in 2016.

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

The discount rates used by the Company to value its 2015 pension and post-retirement obligations are 4.30% and 3.85%, respectively.  For 2014, the discount rate used by the Company to value its pension and post-retirement obligations was 4.00% and 3.60%, respectively.  Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan.  As of December 2015, the estimated duration of pensions and post-retirement benefits is approximately 12 years and 8 years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates.  In general, if interest rates decline or rise, the assumed discount rates will change.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Long-term Rate of Return on Plan Assets
     The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its pension obligation was 7.00% and 7.25% in 2015 and 2014, respectively.

Salary Scale Inflation Rates
     Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates.  The Company used a salary scale rate of 4.60% and 4.10% in 2015 and 2014, respectively, to value its pension obligations.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age.  These assumptions are based upon historical data, recent plan experience and industry trends and are selected by management.

2016 Estimated Pension and Post-retirement Expense
Net pension and post-retirement benefits expense for 2016 is expected to be approximately $58 million and $16 million, respectively, compared to $69 million and $17 million, respectively, in 2015.  The decrease in expense is largely related to the impact of higher discount rates and historically favorable pension asset experience.

The following sensitivity analysis illustrates the effect of changes in certain assumptions like discount rates, long-term rate of return and salaries on the 2015 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension	OPEB
Discount Rate 1% change	$18	$2
Long-term Rate of Return 1% change	$22	N/A
Salary Inflation 1% change	$9	N/A

Depreciation Policies for Assets Utilizing the Group-Life Method
The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise 86% of total fixed assets of $42 billion on a gross basis at December 2015. All other assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management's assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices.  The STB requires depreciation studies be performed for equipment assets generally every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets generally every six years. The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets. In 2014, the Company completed a depreciation study for its road and track assets. In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets. The Company plans to complete the next depreciation study for road and track assets in 2020 and for equipment assets in 2016.

Changes in asset service lives due to the results of the depreciation studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

There are several factors taken into account during the depreciation study and they include:

•	statistical analysis of historical life and salvage data for each group of property;

•	statistical analysis of historical retirements for each group of property;

•	evaluation of current operations;

•	evaluation of technological advances and maintenance schedules;

•	previous assessment of the condition of the assets;

•	management's outlook on the future use of certain asset groups;

•	expected net salvage to be received upon retirement; and

•	comparison of assets to the same asset groups with other companies.

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized.  As individual assets within a specific group are retired, resulting gains and losses are recorded in accumulated depreciation.  This practice is consistent with accounting treatment normally prescribed under the group-life method. As part of the depreciation study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining service life of the asset group until the next required depreciation study. Since the overall assumption with group-life is that the assets within the group on average have the same service life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

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

Recent experience with depreciation studies has resulted in depreciation rate changes which did not materially affect the Company’s annual depreciation expense of $1.2 billion, $1.2 billion and $1.1 billion for 2015, 2014 and 2013 respectively.  A 1% change in the average life of all group-life assets would result in an approximate $11 million change to the Company’s annual depreciation expense.

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

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2014.    During 2015, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2015.  Management believes an adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.  As of December 2015, the Company’s uncertain tax positions were $23 million.

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

•
the cost of compliance with laws and regulations that differ from expectations (including those associated with PTC implementation) as well as costs, penalties and operational and liquidity impacts associated with noncompliance with applicable laws or regulations;

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

CSX CORPORATION
PART II

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes.  Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates. As of December 2015, CSX does not have a material amount of floating rate debt obligations outstanding, and therefore fluctuations in the interest rate would not have a material impact on the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	50

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	51
December 25, 2015
December 26, 2014
December 27, 2013

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	52
December 25, 2015
December 26, 2014
December 27, 2013

Consolidated Balance Sheets as of:	53
December 25, 2015
December 26, 2014

Consolidated Cash Flow Statements for Fiscal Years Ended:	54
December 25, 2015
December 26, 2014
December 27, 2013

Consolidated Statements of Changes in Shareholders' Equity:	55
December 25, 2015
December 26, 2014
December 27, 2013

Notes to Consolidated Financial Statements	56

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation as of December 25, 2015 and December 26, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three fiscal years ended December 25, 2015.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation at December 25, 2015 and December 26, 2014, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 25, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation's internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 10, 2016

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2015	2014	2013
Revenue	$11,811	$12,669	$12,026
Expense
Labor and Fringe	3,290	3,377	3,138
Materials, Supplies and Other	2,336	2,484	2,275
Fuel	957	1,616	1,656
Depreciation	1,208	1,151	1,104
Equipment and Other Rents	436	428	380
Total Expense	8,227	9,056	8,553

Operating Income	3,584	3,613	3,473

Interest Expense	(544)	(545)	(562)
Other Income (Expense) - Net (Note 10)	98	(24)	11
Earnings Before Income Taxes	3,138	3,044	2,922

Income Tax Expense (Note 11)	(1,170)	(1,117)	(1,058)
Net Earnings	$1,968	$1,927	$1,864

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$2.00	$1.93	$1.83
Assuming Dilution	$2.00	$1.92	$1.83

Average Common Shares Outstanding (Millions)
Basic	983	1,001	1,019
Assuming Dilution	984	1,002	1,019

Cash Dividends Paid Per Common Share	$0.70	$0.63	$0.59

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2015	2014	2013
Net Earnings	$1,968	$1,927	$1,864
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	10	(149)	389
Other	(9)	6	24
Total Other Comprehensive Income (Loss)	1	(143)	413
Comprehensive Earnings (Note 14)	$1,969	$1,784	$2,277

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2015	2014
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$628	$669
Short-term Investments	810	292
Accounts Receivable - Net (Note 1)	982	1,129
Materials and Supplies	350	273
Deferred Income Taxes	126	141
Other Current Assets	70	68
Total Current Assets	2,966	2,572

Properties	41,574	39,343
Accumulated Depreciation	(11,400)	(10,759)
Properties - Net (Note 6)	30,174	28,584

Investment in Conrail (Note 12)	803	779
Affiliates and Other Companies	591	577
Other Long-term Assets	505	541
Total Assets	$35,039	$33,053
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$764	$845
Labor and Fringe Benefits Payable	490	613
Casualty, Environmental and Other Reserves (Note 5)	131	142
Current Maturities of Long-term Debt (Note 9)	20	228
Income and Other Taxes Payable	108	163
Other Current Liabilities	439	116
Total Current Liabilities	1,952	2,107

Casualty, Environmental and Other Reserves (Note 5)	269	276
Long-term Debt (Note 9)	10,683	9,514
Deferred Income Taxes (Note 11)	9,305	8,858
Other Long-term Liabilities	1,162	1,122
Total Liabilities	23,371	21,877

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	966	992
Other Capital	113	92
Retained Earnings (Note 1)	11,238	10,734
Accumulated Other Comprehensive Loss (Note 14)	(665)	(666)
Noncontrolling Minority Interest	16	24
Total Shareholders' Equity	11,668	11,176
Total Liabilities and Shareholders' Equity	$35,039	$33,053

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2015	2014	2013
OPERATING ACTIVITIES
Net Earnings	$1,968	$1,927	$1,864
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,208	1,151	1,104
Deferred Income Taxes	456	298	300
Gain on Property Dispositions	(90)	(11)	(70)
Other Operating Activities	22	14	(35)
Changes in Operating Assets and Liabilities:
Accounts Receivable	149	(119)	(6)
Other Current Assets	(84)	(26)	36
Accounts Payable	(79)	1	28
Income and Other Taxes Payable	(62)	74	(67)
Other Current Liabilities	(118)	34	113
Net Cash Provided by Operating Activities	3,370	3,343	3,267
INVESTING ACTIVITIES
Property Additions	(2,562)	(2,449)	(2,313)
Purchase of Short-term Investments	(1,739)	(1,433)	(1,256)
Proceeds from Sales of Short-term Investments	1,225	1,674	1,401
Proceeds from Property Dispositions	147	62	53
Other Investing Activities	37	(37)	(112)
Net Cash Used in Investing Activities	(2,892)	(2,183)	(2,227)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	1,200	1,000	500
Long-term Debt Repaid (Note 9)	(229)	(933)	(780)
Dividends Paid	(686)	(629)	(600)
Stock Options Exercised	—	—	9
Shares Repurchased	(804)	(517)	(353)
Other Financing Activities	—	(4)	(8)
Net Cash Used in Financing Activities	(519)	(1,083)	(1,232)
Net (Decrease) Increase in Cash and Cash Equivalents	(41)	77	(192)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	669	592	784
Cash and Cash Equivalents at End of Period	$628	$669	$592

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$566	$575	$595
Income Taxes Paid	$768	$741	$824
Seller Financed Assets	$307	$—	$—

See accompanying Notes to Consolidated Financial Statements

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding(Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Interest	Total Shareholders' Equity
December 28, 2012	1,020,485	$1,048	$9,010	$(936)	$14	$9,136
Comprehensive Earnings:
Net Earnings	—	—	1,864	—	—	1,864
Other Comprehensive Income (Note 14)	—	—	—	413	—	413
Total Comprehensive Earnings						2,277
Common stock dividends, $0.59 per share	—	—	(600)	—	—	(600)
Share Repurchases	(13,791)	(14)	(339)	—	—	(353)
Bond Conversions	1	—	—	—	—	—
Stock Option Exercises and Other	2,165	36	1	—	7	44
December 27, 2013	1,008,860	1,070	9,936	(523)	21	10,504
Comprehensive Earnings:
Net Earnings	—	—	1,927	—	—	1,927
Other Comprehensive Loss (Note 14)	—	—	—	(143)	—	(143)
Total Comprehensive Earnings						1,784
Common stock dividends, $0.63 per share	—	—	(629)	—	—	(629)
Share Repurchases	(17,010)	(17)	(500)	—	—	(517)
Bond Conversions	134	1	—	—	—	1
Other	(393)	30	—	—	3	33
December 26, 2014	991,591	1,084	10,734	(666)	24	11,176
Comprehensive Earnings:
Net Earnings	—	—	1,968	—	—	1,968
Other Comprehensive Income (Note 14)	—	—	—	1	—	1
Total Comprehensive Earnings						1,969
Common stock dividends, $0.70 per share	—	—	(686)	—	—	(686)
Share Repurchases	(26,359)	(26)	(778)	—	—	(804)
Bond Conversions	13	—	—	—	—	—
Other	269	21	—	—	(8)	13
December 25, 2015	965,514	$1,079	$11,238	$(665)	$16	$11,668

(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax.  The associated taxes were $266 million, $354 million and $347 million for 2013, 2014 and 2015, respectively. For additional information see Note 14, Other Comprehensive Income.

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

The Company’s number of employees was approximately 29,000 as of December 2015, which includes approximately 24,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business
During 2015, the Company services generated $11.8 billion of revenue and served three primary lines of business:

•
The merchandise business shipped nearly 2.9 million carloads and generated 62% of revenue and 42% of volume in 2015. The Company’s merchandise business is comprised of shipments in the following diverse markets: agricultural products, phosphates and fertilizers, food and consumer, chemicals, automotive, metals, forest products, minerals and waste and equipment.

•
The coal business shipped about 1.1 million carloads and accounted for 19% of revenue and 16% of volume in 2015.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for 15% of revenue and 42% of volume in 2015. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 4% of the Company’s total revenue in 2015.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching and other incidental charges. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

CSX’s other holdings include CSX Real Property, Inc., a subsidiary responsible for the Company’s operating and non-operating real estate sales, leasing, acquisition and management and development activities.  These activities are classified in either operating income or other income - net depending upon the nature of the activity. Results of these activities fluctuate with the timing of real estate transactions.

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 25, 2015 and December 26, 2014, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2015, 2014 and 2013. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar.  This fiscal calendar allows every quarter to consistently end on a Friday and typically, to be of equal duration (13 weeks), resulting in a 52 week fiscal year.  To maintain this type of reporting calendar every fifth or sixth year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in the fourth quarter (a 14-week fiscal quarter) and, therefore, that full fiscal year will have 53 weeks.  The next 53 week fiscal year will be 2016, which will end on December 30, 2016. Fiscal years 2015, 2014 and 2013 each consisted of 52 weeks ending on December 25, 2015, December 26, 2014 and December 27, 2013, respectively.  Except as otherwise specified, references to full year indicate CSX’s fiscal periods ended on these dates.

Principles of Consolidation
     The consolidated financial statements include results of operations of CSX and subsidiaries over which CSX has majority ownership or financial control. All significant intercompany accounts and transactions have been eliminated. Most investments in companies that were not majority-owned were carried at cost (if less than 20% owned and the Company has no significant influence) or were accounted for under the equity method (if the Company has significant influence but does not have control). These investments are reported within Investment in Conrail or Affiliates and Other Investments on the consolidated balance sheets.

Cash and Cash Equivalents
On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments are carried at cost, which approximated market value, and are classified as cash equivalents.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Investments
Investments in instruments with original maturities greater than three months but will mature in less than one year were classified as short-term investments. Investments with original maturities greater than one year are classified within other long-term assets.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the credit worthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $37 million and $41 million is included in the consolidated balance sheets as of December 2015 and December 2014, respectively.

Materials and Supplies
Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Goodwill
Goodwill represents purchase price in excess of fair value and is related to affiliates of CSXT, primarily P&L Transportation, Inc. Goodwill of $63 million is recorded in other long-term assets in the consolidated balance sheets as of December 2015 and December 2014, respectively.

Revenue and Expense Recognition
     The Company recognizes freight revenue using Free-On-Board Origin pursuant to the Revenue Recognition Topic in the Accounting Standards Codification ("ASC").  Accounting guidance in this topic provides for the allocation of revenue between reporting periods based on relative transit time in each reporting period.  Expenses are recognized as incurred.

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

New Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), Balance Sheet Classification of Deferred Taxes, which requires that all deferred income taxes be classified as noncurrent in the balance sheet, rather than being separated into current and noncurrent amounts. This standard is effective for annual reporting periods beginning after December 15, 2016 and will not have a material effect on the Company's financial condition, results of operations or liquidity.

In July 2015, the FASB issued ASU, Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; III. Measurement Date Practical Expedient. This three-part update simplifies current benefit plan accounting and requires benefit plans to disaggregate their investments measured using fair value by general type, among other changes. This update is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. Parts I and III of this update are not applicable to CSX. This update only affects disclosures related to fair value measurement. Adoption does not have an effect on the Company's pension plan net assets available for benefits or its changes in net assets available for benefits.
In May 2015, the FASB issued ASU, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). This update eliminates the requirement to categorize investments within the fair value hierarchy if their fair value is measured using the net asset value per share practical expedient. This update requires that investments measured using the net asset value per share be disclosed as a reconciling item between the statement of net assets available for benefits and the fair value hierarchy disclosure. This update is effective for fiscal years beginning after December 15, 2015 and early adoption is permitted. This update only affects disclosures related to fair value measurement. Adoption does not have an effect on the Company's pension plan net assets available for benefits or its changes in net assets available for benefits.

In April 2015, the FASB issued ASU, Interest - Imputation of Interest, which changes the financial statement presentation of debt issuance costs to be a direct reduction to long-term debt, rather than presented as a long-term asset. The amortization of debt issuance costs will continue to be included in interest expense. This standard is effective for annual reporting periods beginning after December 15, 2015 and will not have a material effect on the Company's financial condition, results of operations or liquidity.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

In May 2014, the FASB issued ASU, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. In July 2015, the FASB approved a one-year deferral of the effective date. This standard will now become effective for CSX beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on the consolidated financial statements.

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

Other Items
Share Repurchases
In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. Management's assessment of market conditions and other factors guide the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During 2015, 2014 and 2013, CSX repurchased $804 million, or 26 million shares, $517 million or 17 million shares, and $353 million, or 14 million shares, respectively, of common stock. In accordance with the Equity Topic in the ASC, the Company elected to allocate the excess of repurchase price over par value and record in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

Workforce Reduction Plans, Separation & Other Costs

Union agreements
In November 2015, CSX finalized a union agreement that will improve efficiency across the CSX network. This agreement allows certain employees impacted by work transitions to voluntarily separate from the Company with enhanced benefits and will provide relocation benefits for employees not electing to separate.  As a result, approximately 300 union employees will be impacted. Separation benefits will be paid from general corporate funds.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Facility closures
In October 2015, CSX closed facilities in Erwin, Tennessee and Corbin, Kentucky as a result of the decline in coal movements in these regions. These closures impacted approximately 500 positions. The Company recorded a charge resulting from separation, relocation and furlough costs, as well as asset impairment charges related to the facility closures. Separation benefits will be paid from general corporate funds.

Management streamlining
In 2014, the Company announced a workforce reduction plan to streamline the organization. The initiative reduced management workforce by approximately 300 positions through a voluntary separation program with enhanced benefits as well as a subsequent involuntary severance program during the fourth quarter of 2014 and the first quarter of 2015. The majority of separation benefits were paid from CSX’s qualified pension plans, while the remainder was paid from general corporate funds.

The Company recorded a charge for each of the initiatives above as shown in the table below. These amounts are recognized in labor and fringe and materials, supplies and other on the consolidated statements of income.

Workforce Reduction Plans, Separation & Other Costs

(Dollars in millions)	2015	2014
Union agreements	$28	$—
Facility closures	19	—
Management streamlining	4	39
Total costs	$51	$39

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2015	2014	2013
Numerator (Dollars in Millions):
Net Earnings	$1,968	$1,927	$1,864
Dividend Equivalents on Restricted Stock	(1)	(1)	—
Net Earnings, Attributable to Common Shareholders	$1,967	$1,926	$1,864

Denominator (Units in Millions):
Average Common Shares Outstanding	983	1,001	1,019
Other Potentially Dilutive Common Shares	1	1	—
Average Common Shares Outstanding, Assuming Dilution	984	1,002	1,019

Net Earnings Per Share, Basic	$2.00	$1.93	$1.83
Net Earnings Per Share, Assuming Dilution	$2.00	$1.92	$1.83

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share, continued

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of employee stock options and equity awards, which include long-term incentive awards.

The Earnings Per Share Topic in the ASC requires CSX to include additional shares in the computation of earnings per share, assuming dilution.  The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into CSX common stock.

When calculating diluted earnings per share, the Earnings Per Share Topic in the ASC requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Outstanding stock options were excluded from the diluted earnings per share calculation as the effect of their inclusion currently would be anti-dilutive.

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2015
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	966

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

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

The Compensation-Stock Compensation Topic in the ASC requires the cash flows resulting from income tax deductions in excess of compensation costs to be classified as financing cash flows.  This requirement resulted in reduced net operating cash flows and increased net financing cash flows of approximately $4 million, $3 million and $13 million for fiscal years 2015, 2014 and 2013, respectively.

It also requires the disclosure of total compensation costs for share-based payment arrangements and the related tax benefits recognized in income. Share-based compensation expense is measured at the fair market value of the Company’s stock on the grant date and is recognized on a straight-line basis over the service period of the respective award.  Total pre-tax expense associated with share-based compensation and its related income tax benefit is shown in the table below.

	Fiscal Years
(Dollars in Millions)	2015	2014	2013
Share-Based Compensation Expense	$12	$33	$14
Income Tax Benefit	4	13	6

Stock Options
During fourth quarter 2015, the Company granted 2.5 million in stock options to certain members of management. The fair value of stock options on the date of grant was $5.31 which was estimated using the Black-Scholes valuation model. Stock options have been granted with 10-year terms and vest three years after the date of grant. The exercise price for options granted equals the closing market price of the underlying stock on the date of grant.

Restricted Stock Grants
Restricted stock grants consist of units and awards. Restricted stock units are granted as part of the Company's long-term incentive plan, with each unit being equivalent to one share of CSX stock and vest over three years.  Restricted stock awards generally vest over an employment period of up to five years. The following table provides information about outstanding restricted stock units and awards combined.  As of December 2015, unrecognized compensation expense for these awards and units was approximately $13 million, which will be expensed over a weighted-average remaining period of 2 years.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

	Fiscal Years
	2015	2014	2013
Restricted Stock Units and Awards Outstanding (Thousands)(a)	1,157	1,383	1,462
Weighted-Average Fair Value at Grant Date	$28.66	$25.03	$23.89
Restricted Stock Units and Awards Expense (Millions)(a)	$11	$11	$10
Unvested Restricted Stock Units and Awards Outstanding (Thousands)	406	601	705
Weighted-Average Fair Value of Unvested Units and Awards Outstanding	$31.35	$26.40	$24.17

(a)  Time-based restricted stock units were granted to certain employees under the respective Long-term Incentive Plans in the amount of 312,000, 371,000, and 524,000 in 2015, 2014 and 2013, respectively, as described below.  These units vest over three years, therefore only a partial amount of expense was recognized in 2015, 2014, and 2013, respectively.

Long-term Incentive Plans
The CSX Long-term Incentive Plans (“LTIP”) were adopted under the 2010 CSX Stock and Incentive Award Plan. The objective of these long-term incentive plans is to motivate and reward certain employees for achieving and exceeding certain financial and strategic initiatives. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock.  The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle. In 2013, 2014 and 2015, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2013-2015 (“2013-2015 LTIP”), 2014-2016 (“2014-2016 LTIP”) and 2015-2017 (“2015-2017 LTIP”) plans (collectively, the “plans”).

The key financial targets for the plans will be based on the achievement of goals related to both operating ratio and return on assets (tax-adjusted operating income divided by net property) excluding non-recurring items as disclosed in the Company's financial statements. The three-year cumulative operating ratio and average return on assets over the performance period will each comprise 50% of the payout and are measured independently of the other. The plans state that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable groups.  The total benefit recognized due to the plans was $1 million for fiscal year 2015 reflecting adjustments for reduced award payouts. The expense incurred due to the plans was $19 million and $2 million for fiscal years 2014 and 2013, respectively.

	LTIP Plan (Plan Ended In)
	2015	2016	2017
Number of target units outstanding (Thousands)(a)	1,317	1,115	826
Weighted-average fair value at grant date (a)	$25.90	$28.60	$35.94
Payout Range	0% - 200%	0% - 200%	0% - 200%
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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Restricted Stock Units
As part of the 2013-2015, 2014-2016 and 2015-2017 LTIP plans, 524 thousand, 371 thousand and 312 thousand restricted stock units, respectively, were granted.  The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period.  These awards are time-based and are not based upon CSX’s attainment of operational targets.  The restricted stock units and expenses are included in the information as shown within the Restricted Stock Grants section above.

As of December 2015, there was $7 million of total unrecognized compensation cost related to these plans that is expected to be recognized over a weighted-average period of approximately 2 years.  The activity related to each of the outstanding long-term incentive plans is summarized as follows:

	LTIP Plan (Plan Ended In)			Weighted-Average Fair Value at Grant Date
(Units Outstanding, in Thousands)	2015	2016	2017
Unvested at December 27, 2013	1,318	—	—	$25.32
Granted in 2014	52	1,144	—	28.11
Forfeited in 2014	(40)	(25)	—	26.33
Unvested at December 26, 2014	1,330	1,119	—	26.66

Granted in 2015	63	134	935	35.45
Forfeited in 2015	(76)	(138)	(109)	30.06
Vested at December 25, 2015	1,317	—	—	25.90
Unvested at December 25, 2015	—	1,115	826	$31.73

Stock Awards for Directors
CSX’s non-management directors receive an annual retainer of $90,000 to be paid quarterly in cash, unless the director chooses to receive the retainer in the form of CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $150,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January.  The following table provides information about shares issued to directors.

	Fiscal Years
	2015	2014	2013
Shares Issued to Directors (Thousands)	62	79	105
Expense (Millions)	$2	$2	$2
Weighted Average Grant Date Stock Price	$34.59	$28.01	$23.12

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 28, 2012	$325	$88	$64	$477
Charged to Expense	54	48	38	140
Payments	(99)	(36)	(31)	(166)
December 27, 2013	280	100	71	451
Charged to Expense (a)	89	57	30	176
Payments	(104)	(63)	(42)	(209)
December 26, 2014	265	94	59	418
Charged to Expense	60	45	37	142
Payments	(56)	(57)	(47)	(160)
December 25, 2015	$269	$82	$49	$400

(a)	Increase in expense in 2014 is primarily due to the resolution of personal injury claims for prior years.

These reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below.

	December 2015			December 2014
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$57	$147	$204	$68	$123	$191
Asbestos	9	44	53	5	51	56
Occupational	3	9	12	3	15	18
Total Casualty	$69	$200	$269	$76	$189	$265
Environmental	42	40	82	48	46	94
Other	20	29	49	18	41	59
Total	$131	$269	$400	$142	$276	$418

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $265 million and $269 million for 2014 and 2015, respectively, represent accruals for personal injury, asbestos and occupational injury claims.  The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities. During 2015, 2014 and 2013, there were no significant changes in estimate recorded to adjust casualty reserves.

Personal Injury
 Personal injury reserves represent liabilities for employee work-related and third-party injuries.  Work-related injuries for CSXT employees are primarily subject to FELA.  In addition to FELA liabilities, employees of other current or former CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

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

Asbestos & Occupational
The Company is party to a number of asbestos claims by employees alleging exposure to asbestos in the workplace.  The greatest possible exposure for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985.  Additionally, the Company has retained liability for asbestos claims filed against its previously owned international container shipping business.  Diseases associated with asbestos typically have long latency periods (amount of time between exposure to asbestos and the onset of the disease) which can range from 10 to 40 years after exposure.

Management reviews asserted asbestos claims quarterly. Since exposure to asbestos has been substantially eliminated, unasserted or incurred but not reported ("IBNR") asbestos claims are analyzed by a third-party specialist and reviewed by management annually. In 2014, management extended the forecast period from 7 years to 10 years. Based on a review of historical settlement trends, management concluded that ten years is the most probable time period in which unasserted asbestos claim filings and claim values can be estimated. The Company does not believe there is sufficient data to justify a projection period longer than 10 years at this time. The change in the forecast period resulted in an immaterial increase in the asbestos reserves during 2014. Approximately 20% of the recorded undiscounted liability is related to asserted claims and approximately 80% is related to unasserted claims as of December 25, 2015.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

CSXT’s historical claim filings, settlement amounts, and dismissal rates are analyzed to determine future anticipated claim filing rates and average settlement values for asbestos claims reserves. The potentially exposed population is estimated by using CSXT’s employment records and industry data. From this analysis, the specialist estimates the IBNR claims liabilities.

Occupational claims arise from allegations of exposure to certain materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries, carpal tunnel syndrome and hearing loss.

A summary of asbestos claims activity is as follows:

	Fiscal Years
	2015	2014
Asserted Asbestos Claims
Open Claims - Beginning of Year	177	251
New Claims Filed	77	106
Claims Settled	(64)	(95)
Claims Dismissed	(30)	(85)
Open Claims - End of Year	160	177

Environmental
Environmental reserves were $94 million and $82 million for 2014 and 2015, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 242 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $59 million and $49 million for 2014 and 2015, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Depreciation	Estimated Useful
December 2015	Cost	Depreciation	Value	Rate	Method	Life
Road
Rail and Other Track Material	$7,150	$(1,414)	$5,736	2.5%	Group Life
Ties	5,077	(1,147)	3,930	3.7%	Group Life
Grading	2,533	(479)	2,054	1.4%	Group Life
Ballast	2,793	(802)	1,991	2.7%	Group Life
Bridges, Trestles, and Culverts	2,238	(283)	1,955	1.6%	Group Life
Signals and Interlockers	2,315	(416)	1,899	4.0%	Group Life
Buildings	1,152	(424)	728	2.5%	Group Life
Other	4,306	(1,793)	2,513	4.2%	Group Life
Total Road	27,564	(6,758)	20,806			8-90 Years
Equipment
Locomotive	5,673	(2,461)	3,212	3.6%	Group Life
Freight Cars	3,362	(1,018)	2,344	3.2%	Group Life
Work Equipment and Other	2,073	(1,154)	919	7.1%	Group Life
Total Equipment	11,108	(4,633)	6,475			3-38 Years
Land	1,858	—	1,858	N/A	N/A	N/A
Construction In Progress	1,003	—	1,003	N/A	N/A	N/A
Other	41	(9)	32	N/A	Straight Line	4-30 Years
Total Properties	$41,574	$(11,400)	$30,174

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

Railroad Assets
The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method of accounting comprise 86% of total fixed assets of $42 billion on a gross basis as of December 2015.  All other depreciable assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the Surface Transportation Board (“STB”), the regulatory board that has broad jurisdiction over railroad practices.  The STB requires depreciation studies be performed for equipment assets generally every three years and for road (e.g. bridges and signals) and track (e.g. rail, ties and ballast) assets generally every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets. In 2014, the Company completed a depreciation study for its road and track assets. In 2012, the Company completed a depreciation study for its equipment assets and a technical update (an update to the prior depreciation study) for its road and track assets. The Company plans to complete the next depreciation study for road and track assets in 2020 and for equipment assets in 2016.

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

There are several factors taken into account during the depreciation study and they include:

•	statistical analysis of historical life and salvage data for each group of property;

•	statistical analysis of historical retirements for each group of property;

•	evaluation of current operations;

•	evaluation of technological advances and maintenance schedules;

•	previous assessment of the condition of the assets;

•	management's outlook on the future use of certain asset groups;

•	expected net salvage to be received upon retirement; and

•	comparison of assets to the same asset groups with other companies.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

For retirements or disposals of depreciable rail assets that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is recognized.  As individual assets within a specific group are retired or disposed of, resulting gains and losses are recorded in accumulated depreciation.  This practice is consistent with accounting treatment normally prescribed under the group-life method. As part of the depreciation study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining service life of the asset group until the next required depreciation study. Since the overall assumption with the group-life method of accounting is that the assets within the group on average have the same service life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

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

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).  Abnormal operating gains were $23 million in 2015 primarily related to the sale of an operating rail line segment. There were no abnormal operating gains or losses in 2014. Abnormal operating gains of $65 million in 2013 were related to a deferred gain from the 2011 sale of an operating rail line segment as well as a non-monetary exchange of easements and rail assets.

Recent experience with depreciation studies has resulted in depreciation rate changes, which did not materially affect the Company’s annual depreciation expense of $1.2 billion, $1.2 billion and $1.1 billion for 2015, 2014 and 2013, respectively.  In general, changes in depreciation rates result from updated average asset service lives as determined during depreciation studies.

Non-Railroad Assets, Capital Leases and Land
The majority of non-railroad property is depreciated using the straight-line method on a per asset basis.  The depreciable lives of this property are periodically reviewed by the Company and any changes are applied on a prospective basis.  Amortization expense recorded under capital leases is included in depreciation expense on the consolidated income statements.  For retirements or disposals of non-railroad depreciable assets and all dispositions of land, the resulting gains or losses are recognized in earnings at the time of disposal. During 2015, the Company recognized a gain of $59 million related to the sale of non-operating easements, which is recognized in other income on the consolidated statements of income. (For additional information regarding cost reimbursements related to this sale, see Note 10, Other Income.) These gains and losses were not material for any other period presented.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Impairment Review
Properties and other long-lived assets are reviewed for impairment annually or whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC.  Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value.

Capital Expenditures
The Company’s capital investment includes purchased or self-constructed assets and property additions that substantially extend the service life or increase the utility of those assets.  Indirect costs that can be specifically traced to capital projects are also capitalized.  The Company is committed to maintaining and improving its existing infrastructure and expanding its network for long-term growth.  Rail operations are capital intensive and CSX accounts for these costs in accordance with GAAP and the Company’s capitalization policy.  All properties are stated at historical cost less an allowance for accumulated depreciation.

The Company’s largest category of capital investment is the replacement of track assets and the acquisition or construction of new assets that enable CSX to enhance its operations or provide new capacity offerings to its customers.  These construction projects are typically completed by CSXT employees.  Costs for track asset replacement and capacity projects that are capitalized include:

•	labor costs, because many of the assets are self-constructed;

•	costs to purchase or construct new track or to prepare ground for the laying of track;

•	welding (rail, field and plant) which are processes used to connect segments of rail;

•	new ballast, which is gravel and crushed stone that holds track in line;

•	fuels and lubricants associated with tie, rail and surfacing work which is the process of raising track to a designated elevation over an extended distance;

•	cross, switch and bridge ties which are the braces that support the rails on a track;

•	gauging which is the process of standardizing the distance between rails;

•	handling costs associated with installing ties or ballast;

•	usage charge of machinery and equipment utilized in construction or installation; and

•	other track materials.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Capital investment related to locomotives and freight cars comprises the second largest category of the Company’s capital assets.  This category includes purchase costs of locomotives and freight cars as well as certain equipment leases that are considered to be capital leases in accordance with the Leases Topic in the ASC.  In addition, costs to modify or rebuild these assets are capitalized if the investment incurred extends the asset’s service life or improves utilization.  Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment. Routine repairs and maintenance costs, for all asset categories, are expensed as incurred.

NOTE 7.  Commitments and Contingencies

Lease Commitments
The Company has various lease agreements with other parties with terms up to 30 years.  Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms.  The Company uses the straight-line method to recognize rent expense associated with operating leases that include escalations over their terms. These amounts are shown in the table below.

	Fiscal Years
(Dollars in Millions)	2015	2014	2013
Rent Expense on Operating Leases	$66	$61	$60

At December 2015, minimum rentals on land, buildings, track and equipment under operating leases are disclosed in the table below.  Also, payments to Conrail for leases on shared rail infrastructure are included in these amounts. (See Note 12, Related Party Transactions).

(Dollars in Millions)	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2016	$76	$(3)	$73
2017	69	(3)	66
2018	55	(2)	53
2019	53	(2)	51
2020	35	(2)	33
Thereafter	167	(8)	159
Total	$455	$(20)	$435

Purchase Commitments
     CSXT has a commitment under a long-term maintenance program that currently covers 50% of CSXT’s fleet of locomotives.  The agreement is based on the maintenance cycle for each locomotive.  Under CSXT’s current obligations, the agreement will expire no earlier than 2031.  The costs expected to be incurred throughout the duration of the agreement fluctuate as locomotives are placed into or removed from service, or as required maintenance schedules are revised.  The table below includes both active and inactive locomotives covered under this agreement.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2015	2014	2013
Amounts Paid	$233	$247	$287
Number of Locomotives	2,310	1,886	1,886

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

(Dollars in Millions)	Locomotive & Maintenance Payments	Other Commitments	Total
2016	$570	$110	$680
2017	561	74	635
2018	287	20	307
2019	306	17	323
2020	316	12	328
Thereafter	4,515	64	4,579
Total	$6,555	$297	$6,852

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

Legal
The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge practices, environmental and hazardous material exposure matters, FELA and labor claims by current or former employees, other personal injury or property claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of management that none of these pending items will have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $78 million in aggregate at December 25, 2015. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. The District Court remand proceedings are underway. Although a class certification hearing had been scheduled for November 2015, it has been postponed pending the U.S. Supreme Court’s decision on a class certification issue in an unrelated case. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

Environmental
CSXT has indemnified Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”).  The Property, which was formerly owned by Pharmacia, is now owned by CSXT.  CSXT's indemnification and defense duties arise with respect to several matters.  CSXT, on behalf of Pharmacia, is conducting a Remedial Investigation and Feasibility Study of the 17-mile Lower Passaic River Study Area with approximately 55 other parties pursuant to an Administrative Settlement Agreement and Order on Consent with the U.S. Environmental Protection Agency ("EPA").  The EPA, using its CERCLA authority, seeks cleanup and removal costs and other damages associated with the presence of hazardous substances in the Lower Passaic River Study Area.  In April 2014, the EPA announced its proposed plan to remediate the lower 8 miles of the Lower Passaic River, which was based on a Focused Feasibility Study. After review of public comments, EPA is expected to issue its cleanup plan for the lower eight miles of the Lower Passaic River in 2016.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

	Summary of Participants as of
	January 1, 2015
	Pension Plans	Post-retirement Medical Plan
Active Employees	5,234	1,212
Retirees and Beneficiaries	11,777	12,957
Other(a)	3,781	69
Total	20,792	14,238
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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis. No contributions were made during 2013, 2014 and 2015. No contributions to the Company's qualified pension plans are expected in 2016.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2016	$187	$36
2017	188	34
2018	188	31
2019	183	29
2020	183	27
2021-2025	917	107
Total	$1,846	$264

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

	December 2015		December 2014
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,626	70%	$1,715	68%
Fixed Income	641	28	740	30
Cash and Cash Equivalents	42	2	49	2
Total	$2,309	100%	$2,504	100%

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

Within the Company's equity funds, the U.S. stock segment includes diversification among large and small capitalization stocks.  The international stock segment is diversified in a similar manner as well as in developed versus emerging markets stocks. Guidelines established with individual managers limit investment by industry sectors, individual stock issuer concentration and the use of derivatives and CSX securities.

Fixed income securities guidelines established with individual managers specify the types of allowable investments, such as government, corporate and asset-backed bonds, targets certain allocation ranges for domestic and foreign investments and limits the use of certain derivatives.  Additionally, guidelines stipulate minimum credit quality constraints and any prohibited securities. For detailed information regarding the fair value of pension assets, see Note 13, Fair Value Measurements.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2015 and 2014 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2015	2014	2015	2014
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,672	$2,849	N/A	N/A
Projected Benefit Obligation	2,860	3,002	$314	$340

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$3,002	$2,679	$340	$350
Service Cost	45	44	2	3
Interest Cost	116	123	12	13
Plan Participants' Contributions	—	—	7	7
Workforce Reduction Program/Curtailment	7	27	—	8
Actuarial Loss (Gain)	(110)	333	(7)	(8)
Benefits Paid	(200)	(204)	(40)	(33)
Benefit Obligation at End of Plan Year	$2,860	$3,002	$314	$340

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,504	$2,500	$—	$—
Actual Return on Plan Assets	(9)	195	—	—
Non-qualified Employer Contributions	14	13	33	26
Plan Participants' Contributions	—	—	7	7
Benefits Paid	(200)	(204)	(40)	(33)
Fair Value of Plan Assets at End of Plan Year	2,309	2,504	—	—
Funded Status at End of Plan Year	$(551)	$(498)	$(314)	$(340)

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

In accordance with Compensation-Retirement Benefits Topic in the ASC, an employer must recognize the funded status of a pension or other post-retirement benefit plan by recording a liability (underfunded plan) or asset (overfunded plan) for the difference between the projected benefit obligation (or the accumulated post-retirement benefit obligation for a post-retirement benefit plan) and the fair value of plan assets at the plan measurement date.  Amounts related to pension and post-retirement benefits recorded in other long-term assets, labor and fringe benefits payable and other long-term liabilities on the balance sheet are as follows:

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2015	2014	2015	2014
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$9	$9	$—	$—
Current Liabilities	(15)	(15)	(36)	(37)
Long-term Liabilities	(545)	(492)	(278)	(303)
Net Amount Recognized in
Consolidated Balance Sheets	$(551)	$(498)	$(314)	$(340)

(a)	Long-term assets as of December 2015 and 2014 relate to one of the qualified pension plans whose assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2015, the status of CSX plans only with a net liability is disclosed below. The total fair value of all plans as of December 2015 was $2.3 billion, which includes the qualified pension plans with net assets.

	Aggregate	Aggregate
(Dollars in Millions)	Fair Value	Projected
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$2,273	$(2,833)
Accumulated Benefit Obligation	2,273	(2,645)

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Net Benefit Expense
The following table describes the components of expense/(income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2015	2014	2013	2015	2014	2013
Service Cost	$45	$44	$49	$2	$3	$3
Interest Cost	116	123	108	12	13	13
Expected Return on Plan Assets	(162)	(166)	(162)	—	—	—
Amortization of Net Loss	70	57	100	4	5	14
Amortization of Prior Service Cost	—	—	—	(1)	(1)	(1)
Net Periodic Benefit Expense	69	58	95	17	20	29
Special Termination Benefits - Workforce Reduction Program/Curtailment(a)	7	27	—	—	8	—
Settlement Gain(b)	(2)	(1)	(2)	—	—	—
Total Expense	$74	$84	$93	$17	$28	$29

(a)
Special termination benefits are charges in 2015 and 2014 that resulted from a management workforce reduction program initiated in 2014. For further information regarding the program, see Note 1. Nature of Operations and Significant Accounting Policies.

(b)
Settlement gains were recognized as one of the pension plan's lump-sum payments to retirees with insignificant balances exceeded the sum of the service cost and interest cost recognized.  The gain is the recognition of a portion of its accumulated other comprehensive income related to that plan.

Pension and Other Post-Employment Benefits Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to the components of net expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2015	2014	2015	2014
Recognized in the balance sheet
Losses (Gains)	$60	$305	$(7)	$(8)
Expense (Income) recognized in the income statement
Amortization of net losses (a)	$70	$57	$4	$5
Settlement gain	(2)	(1)	—	—
Amortization of prior service costs	—	—	(1)	(1)

(a)	Amortization of net losses estimated to be expensed for 2016 is approximately $48 million and $2 million for pension benefits and post-retirement benefits, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

As of December 2015, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

	Pension Benefits	Post-retirement Benefits
Losses	$900	$49
Prior Service Costs (Credits)	—	—
Total	$900	$49

Assumptions
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  This assumption is reviewed annually and adjusted as deemed appropriate.

Weighted-average assumptions used in accounting for the plans were as follows:

	Pension Benefits		Post-retirement Benefits
	2015	2014	2015	2014
Expected Long-term Return on Plan Assets:
Benefit Cost for Plan Year	7.25%	7.50%	N/A	N/A
Benefit Obligation at End of Plan Year	7.00%	7.25%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	4.00%	4.75%	3.60%	4.25%
Benefit Obligation at End of Plan Year	4.30%	4.00%	3.85%	3.60%

Salary Scale Inflation	4.60%	4.10%	N/A	N/A

The impact of the health care cost trend rate is immaterial to the post-retirement benefit cost and obligation due to the plan's health reimbursement arrangement that covers Medicare-eligible retirees.

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $32 million, $37 million and $41 million in 2015, 2014 and 2013, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $36 million, $41 million and $37 million for 2015, 2014 and 2013, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt at December 2015 and December 2014 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2015	2015	2015	2014
Notes	2017-2054	5.2%	$10,445	$9,456
Equipment Obligations(a)	2016-2023	6.3%	250	277
Capital Leases	2016-2026	15.0%	7	8
Convertible Debentures	2021	1.0%	1	1
Subtotal Long-term Debt (including current portion)			$10,703	$9,742
Less Debt Due within One Year			(20)	(228)
Long-term Debt (excluding current portion)			$10,683	$9,514
(a) These obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
During 2015, CSX issued $600 million of 3.95% notes due 2050 and $600 million of 3.35% notes due 2025. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time at the applicable redemption premium. Proceeds were used for general corporate purposes, which may include repurchases of CSX’s common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units.

During 2014, CSX issued $550 million of 3.40% notes due 2024 and $450 million of 4.50% notes due 2054. The net proceeds of the 2014 issuances were used to redeem $263 million of CSXT's 8.375% secured equipment obligations that otherwise would have matured on October 15, 2014 and $400 million of CSX Corporation’s 6.25% unsecured notes that otherwise would have matured April 1, 2015. Proceeds were used for general corporate purposes, which may include repurchases of CSX’s common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units. CSX recognized $16 million of other expense in 2014 for the early redemption premium related to $663 million of note repayments. For more information regarding a non-cash debt transaction with a related party, see Note 12. Related Party Transactions.

Long-term Debt Maturities

(Dollars in Millions)	Maturities as of
Fiscal Years Ending	December 2015
2016	$20
2017	632
2018	619
2019	518
2020	745
Thereafter	8,169
Total Long-term Debt Maturities (including current portion)	$10,703

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Credit Facilities
During 2015, CSX replaced its existing $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks which was set to expire in September 2016. This new facility expires in May 2020, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. At December 2015, CSX was in compliance with all covenant requirements under the facilities.

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

	Fiscal Years
(Dollars in Millions)	2015	2014	2013
Interest Income	$6	$5	$8
Income from Real Estate Operations (a)	83	23	23
Miscellaneous Income (Expense) (b)	9	(52)	(20)
Total Other Income (Expense) - Net	$98	$(24)	$11
Gross Revenue from Real Estate
Operations included above	$104	$47	$48
(a) Income from real estate operations increased from 2014 to 2015 primarily due to a $59 million gain on a sale of non-operating easements. For additional information, see Note 6, Properties.
(b) Miscellaneous income increased from 2014 to 2015 primarily due to a reimbursement of environmental costs of $21 million related to the sale above. Additionally, 2015 environmental costs were $21 million lower than 2014, and prior year costs of $16 million associated with the early redemption of long-term debt did not repeat in the current year.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes

Earnings before income taxes of $3.1 billion, $3.0 billion and $2.9 billion for fiscal years 2015, 2014 and 2013, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2015	2014	2013
Current:
Federal	$619	$729	$671
State	95	90	87
Subtotal Current	714	819	758

Deferred:
Federal	414	291	285
State	42	7	15
Subtotal Deferred	456	298	300
Total	$1,170	$1,117	$1,058

Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  The Company recorded a tax benefit of $4 million, $31 million and $42 million in 2015, 2014 and 2013, respectively, primarily as a result of federal and state legislative changes as well as the resolution of other federal and state tax matters. Each year's benefit is included in the state income tax and other lines in the table below.

	Fiscal Years
(Dollars In Millions)	2015		2014		2013

Federal Income Taxes	$1,098	35.0%	$1,066	35.0%	$1,023	35.0%
State Income Taxes	86	2.7%	61	2.0%	65	2.2%
Other	(14)	(0.4)%	(10)	(0.3)%	(30)	(1.0)%
Income Tax Expense/Rate	$1,170	37.3%	$1,117	36.7%	$1,058	36.2%

In September 2013, the IRS issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations were effective beginning in 2014. These new regulations did not have a material impact on the financial statements.

The significant components of deferred income tax assets and liabilities include:

	2015		2014
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$207	$—	$188	$—
Other Employee Benefit Plans	258	—	306	—
Accelerated Depreciation	—	9,614	—	9,133
Other	261	291	256	334
Total	$726	$9,905	$750	$9,467
Net Deferred Income Tax Liabilities		$9,179		$8,717

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

 The primary factors in the change in year-end net deferred income tax liability balances include:

•	annual provision for deferred income tax expense and

•	accumulated other comprehensive loss.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Income tax incurred on the operations of the Company are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions.  CSX participated in a contemporaneous IRS audit of tax year 2015.  Federal examinations of original federal income tax returns for all years through 2014 are resolved.

As of December 2015, 2014 and 2013, the Company had approximately $23 million, $21 million and $23 million, respectively, of total unrecognized tax benefits. Net tax benefits of $15 million, $13 million and $15 million in 2015, 2014 and 2013, respectively, could favorably impact the effective income tax rate in each year.  The Company does not expect that unrecognized tax benefits as of December 2015 for various state and federal income tax matters will significantly change over the next 12 months.  The final outcome of these uncertain tax positions is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2015 is reconciled in the table below.

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2015	2014	2013
Balance at beginning of the year	$21	$23	$24
Additions based on tax positions related to current year	1	2	2
Additions based on tax positions related to prior years	4	3	5
Reductions based on tax positions related to prior years	—	—	(6)
Settlements with taxing authorities	1	—	—
Lapse of statute of limitations	(4)	(7)	(2)
Balance at end of the year	$23	$21	$23

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are expense of $2 million in 2015, expense of $1 million in 2014 and benefits of $1 million in 2013, respectively, for changes to reserves for interest and penalties for all prior year tax positions.  The Company had $4 million, $1 million and $2 million accrued for interest and penalties at 2015, 2014 and 2013, respectively, for all prior year tax positions.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Party Transactions

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

Conrail owns rail infrastructure and operates for the joint benefit of CSX and NS.  This is known as the shared asset area. Conrail charges fees for right-of-way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area.  These expenses are included in materials, supplies and other on the consolidated income statements. Future minimum lease payments due to Conrail under the shared asset area agreements are shown in the table below.

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2016	$26
2017	26
2018	26
2019	26
2020	26
Thereafter	98
Total	$228

Also, included in materials, supplies and other are CSX’s 42% share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.  The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $353 million as of December 2015.

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

	Fiscal Years
(Dollars in Millions)	2015	2014	2013
Rents, fees and services	$123	$124	$115
Purchase price amortization and other	4	4	4
Equity earnings of Conrail	(33)	(31)	(35)
Total Conrail Expense	$94	$97	$84

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Party Transactions, continued

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  The Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million, $3 million and $4 million for 2015, 2014 and 2013, respectively.

	December	December
(Dollars in Millions)	2015	2014
Balance Sheet Information:
CSX payable to Conrail	$65	$54
Promissory notes payable to Conrail subsidiary
2.89% CSX promissory note due October 2044	73	73
2.89% CSXT promissory note due October 2044	151	151

In October 2014, the Company converted its existing short term payable balance of approximately $125 million for operation of the shared asset area as well as its $23 million, 4.52% note due 2035 and its $73 million, 4.40% note due 2035 plus accrued interest of $3 million, into $224 million, 2.89% notes due 2044.  The transaction was non-cash in nature.

TTX Company
TTX Company ("TTX") is a privately-held corporation engaged in the business of providing its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20% of TTX's common stock, and the remaining is owned by the other leading North American railroads and their affiliates. CSX's investment in TTX is $443 million and is included in affiliates and other companies in the consolidated balance sheet. Pursuant to the Investments-Equity Method topic in the ASC, CSX applies the equity method of accounting to its investment in TTX.

As required by the Related Party Disclosures Topic in the ASC, the following table discloses amounts related to TTX that are included in equipment and other rents in the Company’s consolidated income statements. Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

	Fiscal Years
(Dollars in Millions)	2015	2014	2013
Income statement information:
Car hire rents	$218	$207	$180
Equity earnings of TTX	(20)	(21)	(13)
Total TTX expense	$198	$186	$167

	December	December
Balance sheet information:	2015	2014
CSX payable to TTX	$40	$35

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $920 million and $453 million as of December 25, 2015 and December 26, 2014, respectively.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

	Fiscal Years
	2015				2014
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$810	$—	$810	$—	$250	$—	$250
Corporate Bonds	—	73	—	73	—	141	—	141
Government Securities	—	32	—	32	—	51	—	51
Auction Rate Securities	—	—	4	4	—	—	11	11
Total investments at fair value	$—	$915	$4	$919	$—	$442	$11	$453

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities within one year or less, and other long-term assets for investments with maturities greater than one year:

(Dollars in Millions)	December 2015	December 2014
Less than 1 year	$810	$292
1 - 2 years	9	45
2 - 5 years	27	100
Greater than 5 years	73	16
Total investments at fair value	$919	$453

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2015	December 2014
Long-term Debt (Including Current Maturities):
Fair Value	$11,340	$11,042
Carrying Value	10,703	9,742

Pension Plan Assets
     Pension plan assets are reported at fair value on the consolidated balance sheet. The Investment Committee targets an allocation of pension assets to be generally 70% equity and 30% fixed income.  There are several valuation methodologies used for those assets as described below.

Investments in the fair value hierarchy

•
Common stock (Level 1): Valued at the closing price reported on the active market on which the individual securities are traded on the last day of the year and classified in level 1 of the fair value hierarchy

•
Mutual funds (Level 1): Valued at the net asset value of shares held at year end based on quoted market prices determined in an active market. These assets are classified in level 1 of the fair value hierarchy.

•
Corporate bonds, government securities, asset-backed securities and derivatives (Level 2): Valued using price evaluations reflecting the bid and/or ask sides of the market for a similar investment at year end. Asset-backed securities include commercial mortgage-backed securities and collateralized mortgage obligations. These assets are classified in level 2 of the fair value hierarchy.

Investments measured at net asset value

•
Partnerships: Net asset value of private equity is based on the fair market values associated with the underlying investments at year end. These funds have redemption restrictions that require advanced notice of 15 business days.

•
Common collective trust funds: This class consists of private funds that invest in government and corporate securities and various short-term debt instruments and are measured at net asset value to estimate the fair value of the investments. The net asset value of the investments is determined by reference to the fair value of the underlying securities, which are valued primarily through the use of directly or indirectly observable inputs. These funds have redemption restrictions that require advanced notice of up to 15 business days.

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2015 and 2014 are shown in the table below. For additional information related to pension assets, see Note 8, Employee Benefit Plans.

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

	Fiscal Years
	2015				2014
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock	$738	$—	$—	$738	$787	$—	$—	$787
Mutual funds	15	—	—	15	20	—	—	20
Cash equivalents	8	—	—	8	1	—	—	1
Corporate bonds	—	480	—	480	—	539	—	539
Government securities	—	132	—	132	—	164	—	164
Asset-backed securities	—	14	—	14	—	15	—	15
Derivatives and other	—	6	—	6	—	2	—	2
Total investments in the fair value hierarchy	$761	$632	$—	$1,393	$808	$720	$—	$1,528
Investments measured at net asset value (a)	n/a	n/a	n/a	$916	n/a	n/a	n/a	$976
Investments at fair value	$761	$632	$—	$2,309	$808	$720	$—	$2,504

(a) Investments measured at net asset value represent certain investments that have been measured at net asset value per share (or its equivalent) and are thus are not classified in the fair value hierarchy. In accordance with ASC 820, Fair Value Measurements, the fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the pension assets disclosed in Note 8, Employee Benefit Plans.

NOTE 14. Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $2.0 billion, $1.8 billion and $2.3 billion for 2015, 2014 and 2013, respectively.

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 14. Other Comprehensive Income / (Loss), continued

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 28, 2012 - Net of Tax	$(851)	$(85)	$(936)
Other Comprehensive Income
Income Before Reclassifications	510	24	534
Amounts Reclassified to Net Earnings	111	(2)	109
Tax (Expense) Benefit	(232)	2	(230)
Total Other Comprehensive Income	389	24	413
Balance December 27, 2013 - Net of Tax	(462)	(61)	(523)
Other Comprehensive (Loss) Income
(Loss) Income Before Reclassifications	(297)	4	(293)
Amounts Reclassified to Net Earnings	60	2	62
Tax Benefit	88	—	88
Total Other Comprehensive (Loss) Income	(149)	6	(143)
Balance December 26, 2014 - Net of Tax	(611)	(55)	(666)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	(53)	(8)	(61)
Amounts Reclassified to Net Earnings	71	(2)	69
Tax (Expense) Benefit	(8)	1	(7)
Total Other Comprehensive Income (Loss)	10	(9)	1
Balance December 25, 2015 - Net of Tax	$(601)	$(64)	$(665)

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

Fiscal Year Ended December 2015	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$3,027	$3,064	$2,939	$2,781	$11,811
Operating Income	843	1,017	933	791	3,584
Net Earnings	442	553	507	466	1,968

Earnings Per Share, Basic	$0.45	$0.56	$0.52	$0.48	$2.00
Earnings Per Share, Assuming Dilution	0.45	0.56	0.52	0.48	2.00

Fiscal Year Ended December 2014
Revenue	$3,012	$3,244	$3,221	$3,192	$12,669
Operating Income	739	997	976	901	3,613
Net Earnings	398	529	509	491	1,927

Earnings Per Share, Basic	$0.40	$0.53	$0.51	$0.49	$1.93
Earnings Per Share, Assuming Dilution	0.40	0.53	0.51	0.49	1.92

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

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2015	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Revenue	$—	$11,733	$78	$11,811
Expense	(589)	8,922	(106)	8,227
Operating Income	589	2,811	184	3,584
Equity in Earnings of Subsidiaries	1,949	—	(1,949)	—
Interest Expense	(539)	(33)	28	(544)
Other Income - Net	(4)	111	(9)	98
Earnings Before Income Taxes	1,995	2,889	(1,746)	3,138
Income Tax Expense	(27)	(1,083)	(60)	(1,170)
Net Earnings	$1,968	$1,806	$(1,806)	$1,968

Total Comprehensive Earnings	$1,969	$1,806	$(1,806)	$1,969

Fiscal Year Ended December 2014
Revenue	$—	$12,590	$79	$12,669
Expense	(427)	9,585	(102)	9,056
Operating Income	427	3,005	181	3,613
Equity in Earnings of Subsidiaries	1,996	1	(1,997)	—
Interest Expense	(520)	(46)	21	(545)
Other Income - Net	(19)	(4)	(1)	(24)
Earnings Before Income Taxes	1,884	2,956	(1,796)	3,044
Income Tax Benefit (Expense)	43	(1,093)	(67)	(1,117)
Net Earnings	$1,927	$1,863	$(1,863)	$1,927

Total Comprehensive Earnings	$1,784	$1,875	$(1,875)	$1,784

Fiscal Year Ended December 2013
Revenue	$—	$11,950	$76	$12,026
Expense	(371)	9,091	(167)	8,553
Operating Income	371	2,859	243	3,473
Equity in Earnings of Subsidiaries	1,964	(1)	(1,963)	—
Interest Expense	(516)	(62)	16	(562)
Other Income - Net	(7)	(2)	20	11
Earnings Before Income Taxes	1,812	2,794	(1,684)	2,922
Income Tax Benefit (Expense)	52	(1,028)	(82)	(1,058)
Net Earnings	$1,864	$1,766	$(1,766)	$1,864

Total Comprehensive Earnings	$2,277	$1,825	$(1,825)	$2,277

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 25, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$444	$175	$9	$628
Short-term Investments	810	—	—	810
Accounts Receivable - Net	1	198	783	982
Receivable from Affiliates	1,092	2,038	(3,130)	—
Materials and Supplies	—	350	—	350
Deferred Income Taxes	10	117	(1)	126
Other Current Assets	(59)	120	9	70
Total Current Assets	2,298	2,998	(2,330)	2,966
Properties	1	38,964	2,609	41,574
Accumulated Depreciation	(1)	(10,016)	(1,383)	(11,400)
Properties - Net	—	28,948	1,226	30,174
Investments in Conrail	—	—	803	803
Affiliates and Other Companies	(39)	658	(28)	591
Investment in Consolidated Subsidiaries	22,755	—	(22,755)	—
Other Long-term Assets	176	399	(70)	505
Total Assets	$25,190	$33,003	$(23,154)	$35,039
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$108	$626	$30	$764
Labor and Fringe Benefits Payable	36	407	47	490
Payable to Affiliates	2,954	437	(3,391)	—
Casualty, Environmental and Other Reserves	—	115	16	131
Current Maturities of Long-term Debt	1	19	—	20
Income and Other Taxes Payable	(87)	183	12	108
Other Current Liabilities	—	437	2	439
Total Current Liabilities	3,012	2,224	(3,284)	1,952
Casualty, Environmental and Other Reserves	—	219	50	269
Long-term Debt	9,900	783	—	10,683
Deferred Income Taxes	(178)	9,258	225	9,305
Other Long-term Liabilities	804	484	(126)	1,162
Total Liabilities	13,538	12,968	(3,135)	23,371
Shareholders' Equity:
Common Stock, $1 Par Value	966	181	(181)	966
Other Capital	113	5,091	(5,091)	113
Retained Earnings	11,238	14,774	(14,774)	11,238
Accumulated Other Comprehensive Loss	(665)	(31)	31	(665)
Noncontrolling Minority Interest	—	20	(4)	16
Total Shareholders' Equity	11,652	20,035	(20,019)	11,668
Total Liabilities and Shareholders' Equity	$25,190	$33,003	$(23,154)	$35,039

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 26, 2014	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$510	$100	$59	$669
Short-term Investments	250	—	42	292
Accounts Receivable - Net	2	206	921	1,129
Receivable from Affiliates	1,211	2,418	(3,629)	—
Materials and Supplies	—	272	1	273
Deferred Income Taxes	3	139	(1)	141
Other Current Assets	—	61	7	68
Total Current Assets	1,976	3,196	(2,600)	2,572
Properties	1	36,888	2,454	39,343
Accumulated Depreciation	(1)	(9,516)	(1,242)	(10,759)
Properties - Net	—	27,372	1,212	28,584
Investments in Conrail	—	—	779	779
Affiliates and Other Companies	(39)	644	(28)	577
Investment in Consolidated Subsidiaries	21,570	—	(21,570)	—
Other Long-term Assets	178	387	(24)	541
Total Assets	$23,685	$31,599	$(22,231)	$33,053
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$106	$707	$32	$845
Labor and Fringe Benefits Payable	38	511	64	613
Payable to Affiliates	3,053	514	(3,567)	—
Casualty, Environmental and Other Reserves	—	126	16	142
Current Maturities of Long-term Debt	200	29	(1)	228
Income and Other Taxes Payable	(150)	293	20	163
Other Current Liabilities	—	111	5	116
Total Current Liabilities	3,247	2,291	(3,431)	2,107
Casualty, Environmental and Other Reserves	—	213	63	276
Long-term Debt	8,705	809	—	9,514
Deferred Income Taxes	(172)	8,827	203	8,858
Other Long-term Liabilities	753	487	(118)	1,122
Total Liabilities	12,533	12,627	(3,283)	21,877
Shareholders' Equity
Common Stock, $1 Par Value	992	181	(181)	992
Other Capital	92	5,077	(5,077)	92
Retained Earnings	10,734	13,717	(13,717)	10,734
Accumulated Other Comprehensive Loss	(666)	(31)	31	(666)
Noncontrolling Minority Interest	—	28	(4)	24
Total Shareholders' Equity	11,152	18,972	(18,948)	11,176
Total Liabilities and Shareholders' Equity	$23,685	$31,599	$(22,231)	$33,053

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2015	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$983	$2,974	$(587)	$3,370

Investing Activities
Property Additions	—	(2,400)	(162)	(2,562)
Purchases of Short-term Investments	(1,734)	—	(5)	(1,739)
Proceeds from Sales of Short-term Investments	1,175	—	50	1,225
Proceeds from Property Dispositions	—	147	—	147
Other Investing Activities	(10)	132	(85)	37
Net Cash Provided by (Used in) Investing Activities	(569)	(2,121)	(202)	(2,892)

Financing Activities
Long-term Debt Issued	1,200	—	—	1,200
Long-term Debt Repaid	(200)	(29)	—	(229)
Dividends Paid	(686)	(750)	750	(686)
Stock Options Exercised	—	—	—	—
Shares Repurchased	(804)	—	—	(804)
Other Financing Activities	10	1	(11)	—
Net Cash Provided by (Used in) Financing Activities	(480)	(778)	739	(519)
Net Decrease in Cash and Cash Equivalents	(66)	75	(50)	(41)
Cash and Cash Equivalents at Beginning of Period	510	100	59	669
Cash and Cash Equivalents at End of Period	$444	$175	$9	$628

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2014	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$583	$3,278	$(518)	$3,343

Investing Activities
Property Additions	—	(2,192)	(257)	(2,449)
Purchases of Short-term Investments	(1,419)	—	(14)	(1,433)
Proceeds from Sales of Short-term Investments	1,642	—	32	1,674
Proceeds from Property Dispositions	—	62	—	62
Other Investing Activities	—	(128)	91	(37)
Net Cash Provided by (Used in) Investing Activities	223	(2,258)	(148)	(2,183)

Financing Activities
Long-term Debt Issued	1,000	—	—	1,000
Long-term Debt Repaid	(600)	(333)	—	(933)
Dividends Paid	(629)	(660)	660	(629)
Stock Options Exercised	—	—	—	—
Shares Repurchased	(517)	—	—	(517)
Other Financing Activities	11	(18)	3	(4)
Net Cash Provided by (Used in) Financing Activities	(735)	(1,011)	663	(1,083)
Net (Decrease) Increase in Cash and Cash Equivalents	71	9	(3)	77
Cash and Cash Equivalents at Beginning of Period	439	91	62	592
Cash and Cash Equivalents at End of Period	$510	$100	$59	$669

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2013	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,004	$3,005	$(742)	$3,267

Investing Activities
Property Additions	—	(2,053)	(260)	(2,313)
Purchases of Short-term Investments	(1,251)	—	(5)	(1,256)
Proceeds from Sales of Short-term Investments	1,335	—	66	1,401
Proceeds from Property Dispositions	—	53	—	53
Other Investing Activities	(134)	(315)	337	(112)
Net Cash Provided by (Used in) Investing Activities	(50)	(2,315)	138	(2,227)

Financing Activities
Long-term Debt Issued	500	—	—	500
Long-term Debt Repaid	(700)	(80)	—	(780)
Dividends Paid	(600)	(730)	730	(600)
Stock Options Exercised	9	—	—	9
Shares Repurchased	(353)	—	—	(353)
Other Financing Activities	148	(24)	(132)	(8)
Net Cash Provided by (Used in) Financing Activities	(996)	(834)	598	(1,232)
Net (Decrease) Increase in Cash and Cash Equivalents	(42)	(144)	(6)	(192)
Cash and Cash Equivalents at Beginning of Period	481	235	68	784
Cash and Cash Equivalents at End of Period	$439	$91	$62	$592

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 25, 2015, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 25, 2015, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 25, 2015 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 25, 2015.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 25, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s (CSX) internal control over financial reporting as of December 25, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CSX's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX maintained, in all material respects, effective internal control over financial reporting as of December 25, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of CSX and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 10, 2016

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
     None
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 23, 2016 with respect to its 2016 annual meeting of shareholders, except for the information regarding the executive officers of the Company.  Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1	Amended and Restated Articles of Incorporation of the Registrant, effective as of October 7, 2015	October 9, 2015 Exhibit 3.1, Form 8-K
3.2	Amended and Restated Bylaws of the Registrant, amended effective as of December 22, 2015	December 14, 2015, Exhibit 3.2, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon(as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
Material Contracts:
10.2**	CSX Directors’ Pre-2005 Deferred Compensation Plan (as amended through January 8, 2008)	February 22, 2008, Exhibit 10.2, Form 10-K
10.3**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.4**	CSX Directors' Charitable Gift Plan, as amended	March 4, 1994, Exhibit 10.4, Form 10-K
10.5**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)
10.6**	Railroad Retirement Benefits Agreement with Michael J. Ward	February 26, 2003, Exhibit 10.13, Form 10-K

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.12**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.13**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.14**	Senior Executive Incentive Compensation Plan	March 17, 2000, Appendix B, Definitive Proxy Statement
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
September 2, 2004, Exhibit 10.2, Form 8-K
10.27**	Restricted Stock Award Agreement with Michael J. Ward	February 12, 2014, Exhibit 10.28, Form 10-K
10.28**	Restricted Stock Award Agreement with Fredrik J. Eliasson	February 12, 2014, Exhibit 10.29, Form 10-K
10.29**	Restricted Stock Award Agreement with Clarence W. Gooden	February 12, 2014, Exhibit 10.30, Form 10-K
10.30	Revolving Credit Agreement, dated May 21, 2015	May 28, 2015, Exhibit 10.1, Form 8-K
10.31**	Long-term Incentive Plan, dated May 7, 2013	May 13, 2013, Exhibit 10.1, Form 8-K
10.32**	Long-term Incentive Plan, dated May 6, 2014	May 8, 2014, Exhibit 10.1, Form 8-K
10.33	Long-term Incentive Plan, dated February 11, 2015	February 13, 2015 Exhibit 10.1, Form 8-K
10.34**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 25, 2015 filed with the SEC on February 10, 2016, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 25, 2015, December 26, 2014 and December 27, 2013, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 25, 2015, December 26, 2014 and December 27, 2013, (iii) Consolidated Balance Sheets at December 25, 2015 and December 26, 2014, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 25, 2015, December 26, 2014 and December 27, 2013, and (v) the Notes to Consolidated Financial Statements.

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

CSX CORPORATION
(Registrant)

By:   /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 10, 2016.

Signature	Title
Chairman of the Board, Chief
/s/ MICHAEL J. WARD	Executive Officer and Director
Michael J. Ward	(Principal Executive Officer)

/s/ FRANK A. LONEGRO	Executive Vice President and Chief Financial
Frank A. Lonegro	Officer (Principal Financial Officer)

/s/ CAROLYN T. SIZEMORE	Vice President and Controller
Carolyn T. Sizemore	(Principal Accounting Officer)

/s/ ELLEN M. FITZSIMMONS	Executive Vice President of Law and Public Affairs, General Counsel and Corporate Secretary
Ellen M. Fitzsimmons	*Attorney-in-Fact

SIGNATURES

Signature	Title

*	Director
Donna M. Alvarado

*	Director
John B. Breaux

*	Director
Pamela L. Carter

*	Director
Steven T. Halverson

*	Director
Edward J. Kelly, III

*	Director
John D. McPherson

*	Director
David M. Moffett

*	Director
Timothy T. O'Toole

*	Director
David M. Ratcliffe

*	Director
Donald J. Shepard

*	Director
J. Steven Whisler