Form 10-Q
period 2016-03-25
CSX CORP
filed 2016-04-13
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 25, 2016
OR
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
Yes ( ) No (X)
There were 955,867,082 shares of common stock outstanding on March 25, 2016 (the latest practicable date that is closest to the filing date).

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 25, 2016

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2016	2015

Revenue	$2,618	$3,027
Expense
Labor and Fringe	796	879
Materials, Supplies and Other	550	627
Fuel	150	270
Depreciation	313	295
Equipment and Other Rents	105	113
Total Expense	1,914	2,184

Operating Income	704	843

Interest Expense	(143)	(134)
Other Income - Net	7	2
Earnings Before Income Taxes	568	711

Income Tax Expense	(212)	(269)
Net Earnings	$356	$442

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.37	$0.45
Net Earnings Per Share, Assuming Dilution	$0.37	$0.45

Average Shares Outstanding (In millions)	962	991
Average Shares Outstanding, Assuming Dilution (In millions)	963	992

Cash Dividends Paid Per Common Share	$0.18	$0.16

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2016	2015
Total Comprehensive Earnings (Note 10)	$363	$440

See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 25, 2016	December 25, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$731	$628
Short-term Investments	375	810
Accounts Receivable - Net (Note 1)	917	982
Materials and Supplies	370	350
Deferred Income Taxes	132	126
Other Current Assets	83	70
Total Current Assets	2,608	2,966

Properties	41,865	41,574
Accumulated Depreciation	(11,572)	(11,400)
Properties - Net	30,293	30,174

Investment in Conrail	811	803
Affiliates and Other Companies	591	591
Other Long-term Assets	307	337
Total Assets	$34,610	$34,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$815	$764
Labor and Fringe Benefits Payable	398	490
Casualty, Environmental and Other Reserves (Note 4)	130	131
Current Maturities of Long-term Debt (Note 7)	20	20
Income and Other Taxes Payable	170	108
Other Current Liabilities	159	439
Total Current Liabilities	1,692	1,952

Casualty, Environmental and Other Reserves (Note 4)	255	269
Long-term Debt (Note 7)	10,516	10,515
Deferred Income Taxes	9,396	9,305
Other Long-term Liabilities	1,145	1,162
Total Liabilities	23,004	23,203

Shareholders' Equity:
Common Stock, $1 Par Value	956	966
Other Capital	112	113
Retained Earnings	11,183	11,238
Accumulated Other Comprehensive Loss (Note 10)	(658)	(665)
Noncontrolling Interest	13	16
Total Shareholders' Equity	11,606	11,668
Total Liabilities and Shareholders' Equity	$34,610	$34,871

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2016	2015

OPERATING ACTIVITIES
Net Earnings	$356	$442
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	313	295
Deferred Income Taxes	80	6
Other Operating Activities	(29)	26
Changes in Operating Assets and Liabilities:
Accounts Receivable	57	19
Other Current Assets	(30)	(51)
Accounts Payable	50	24
Income and Other Taxes Payable	59	130
Other Current Liabilities	(102)	(201)
Net Cash Provided by Operating Activities	754	690

INVESTING ACTIVITIES
Property Additions	(425)	(598)
Purchase of Short-term Investments	(235)	(105)
Proceeds from Sales of Short-term Investments	670	140
Other Investing Activities	31	63
Net Cash Provided by (Used in) Investing Activities	41	(500)

FINANCING ACTIVITIES
Dividends Paid	(173)	(158)
Shares Repurchased	(249)	(127)
Other Financing Activities	(270)	(13)
Net Cash Used in Financing Activities	(692)	(298)

Net Increase (Decrease) in Cash and Cash Equivalents	103	(108)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	628	669
Cash and Cash Equivalents at End of Period	$731	$561

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the three months ended March 25, 2016 and March 27, 2015;

•	Consolidated comprehensive income statements for the three months ended March 25, 2016 and March 27, 2015;

•	Consolidated balance sheets at March 25, 2016 and December 25, 2015; and

•	Consolidated cash flow statements for the three months ended March 25, 2016 and March 27, 2015.

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarters of 2016 and 2015 consisted of 13 weeks ending on March 25, 2016 and March 27, 2015, respectively.

•	Fiscal year 2016 will consist of 53 weeks ending on December 30, 2016.

•	Fiscal year 2015 consisted of 52 weeks ending on December 25, 2015.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 25, 2016 and March 27, 2015, and references to "year-end" indicate the fiscal year ended December 25, 2015.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $32 million and $37 million is included in the consolidated balance sheets as of the end of first quarter 2016 and December 25, 2015, respectively.

New Accounting Pronouncements
On February 25, 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for fiscal years beginning after December 15, 2018. While the Company is still assessing the impact of this standard, CSX does not believe this standard will have a material impact on the Company's financial condition, results of operations or liquidity.

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2016	2015
Numerator (Dollars in millions):
Net Earnings	$356	$442

Denominator (Units in millions):
Average Common Shares Outstanding	962	991
Other Potentially Dilutive Common Shares	1	1
Average Common Shares Outstanding, Assuming Dilution	963	992

Net Earnings Per Share, Basic	$0.37	$0.45
Net Earnings Per Share, Assuming Dilution	$0.37	$0.45

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards, which include long-term incentive awards, and employee stock options.

The Earnings Per Share Topic in the FASB's Accounting Standards Codification ("ASC") requires CSX to include additional shares in the computation of earnings per share, assuming dilution. The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into CSX common stock.

When calculating diluted earnings per share, the Earnings Per Share Topic in the ASC requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Outstanding stock options were excluded from the diluted earnings per share calculation as the effect of their inclusion currently would be anti-dilutive.

Share Repurchases
In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the first quarters of 2016 and 2015, the Company repurchased approximately $249 million, or ten million shares, and $127 million, or four million shares, respectively. Shares are retired immediately upon repurchase. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

NOTE 3.     Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance grants, restricted stock awards, restricted stock units and stock options for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to the Company's non-management directors upon recommendation of the Governance Committee.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

On February 10, 2016, the Company granted performance units, restricted stock units and stock options as part of the Company's long-term share-based compensation plans.

Long-term Incentive Plan

Approximately 839 thousand performance units were granted to certain employees under a new long-term incentive plan ("2016-2018 LTIP"). The 2016-2018 LTIP was adopted under the CSX Stock and Incentive Award Plan. Payouts of performance units for the cycle ending with fiscal year 2018 will be based on the achievement of goals related to both operating ratio and return on assets in each case excluding non-recurring items as disclosed in the Company's financial statements. The cumulative operating ratio and average return on assets over the plan period will each comprise 50% of the payout and will be measured independently of the other.

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

Restricted Stock Units

The Company granted approximately 419 thousand restricted stock units. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals.

Stock Options

The Company granted approximately 2.4 million stock options. The fair value of stock options on the date of grant was $4.68 which was estimated using the Black-Scholes valuation model. Stock options have been granted with ten-year terms and vest three years after the date of grant. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals.

Performance units, restricted stock units and stock options all require participants to be employed through the final day of the respective performance or vesting period as applicable, except in the case of death, disability or retirement. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	First Quarters
(Dollars in millions)	2016	2015

Share-Based Compensation Expense	$8	$8
Income Tax Benefit	3	3

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below:

	March 25, 2016			December 25, 2015
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$57	$143	$200	$57	$147	$204
Asbestos	8	39	47	9	44	53
Occupational	3	8	11	3	9	12
Total Casualty	68	190	258	69	200	269
Environmental	43	37	80	42	40	82
Other	19	28	47	20	29	49
Total	$130	$255	$385	$131	$269	$400

These liabilities are accrued when estimable and probable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ, and final outcomes of these matters cannot be predicted with certainty. Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items individually, when finally resolved, will have a material effect on the Company's financial condition, results of operations or liquidity. Should a number of these items occur in the same period, however, they could have a material effect on the Company's financial condition, results of operations or liquidity in that particular period.

Casualty
Casualty reserves of $258 million and $269 million as of March 25, 2016 and December 25, 2015, respectively, represent accruals for personal injury, asbestos and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Environmental
Environmental reserves were $80 million and $82 million as of March 25, 2016 and December 25, 2015, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 232 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

Other
Other reserves of $47 million and $49 million as of March 25, 2016 and December 25, 2015, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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

Legal
    The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge practices, environmental and hazardous material exposure matters, FELA and labor claims by current or former employees, other personal injury or property claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be reasonably determined, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of management that none of these pending items is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $86 million in aggregate at March 25, 2016. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. The District Court remand proceedings are underway and a class certification hearing is expected to occur later this year. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

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

Environmental
CSXT is indemnifying Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”). The Property, which was formerly owned by Pharmacia, is now owned by CSXT. CSXT's indemnification and defense duties arise with respect to several matters. The U.S. Environmental Protection Agency ("EPA"), using its CERCLA authority, seeks cleanup and removal costs and other damages associated with the presence of hazardous substances in the 17-mile Lower Passaic River Study Area (the "Study Area”). CSXT, on behalf of Pharmacia, and a significant number of other potentially responsible parties are together conducting a Remedial Investigation and Feasibility Study of the Study Area pursuant to an Administrative Settlement Agreement and Order on Consent ("Agreement") with the EPA.

In March 2016, EPA issued its Record of Decision detailing the agency’s mandated remedial process for the lower 8 miles of the Study Area, which was based on a Focused Feasibility Study. EPA has estimated that it will take the potentially responsible parties approximately ten years to complete the work. At a later date, EPA will select a remedy for the remainder of the Study Area and is expected to again seek the participation of private parties to implement the selected remedy using EPA’s CERCLA authority to compel such participation, if necessary.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

CSXT is also defending and indemnifying Pharmacia in a cooperative natural resource damages assessment process related to the Property. Based on currently available information, the Company does not believe any indemnification or remediation costs potentially allocable to CSXT with respect to the Property and the Study Area would be material to the Company's financial condition, results of operations or liquidity.

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

	Pension Benefits
(Dollars in millions)	First Quarters
	2016	2015
Service Cost	$12	$11
Interest Cost	30	29
Expected Return on Plan Assets	(39)	(40)
Amortization of Net Loss	12	17
Net Periodic Benefit Cost	15	17
Special Termination Benefits – Workforce Reduction Program(a)	—	7
Total Expense	$15	$24

	Other Post-retirement Benefits
(Dollars in millions)	First Quarters
	2016	2015
Service Cost	$—	$1
Interest Cost	3	4
Amortization of Net Loss	1	1
Total Expense	$4	$6

(a) Special termination benefits were charges in 2015 that resulted from a management workforce reduction program initiated in 2014.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  No required contributions to the Company's qualified pension plans are expected in 2016.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2016 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2015 (a)	$20	$10,515	$10,535
2016 activity:
Discount and premium activity	—	(1)	(1)
Debt issue cost activity	—	2	2
Long-term debt as of March 2016	$20	$10,516	$10,536
(a) Long-term debt as of December 2015 - debt issue costs of $168 million were reclassed from long-term assets to long-term debt on the consolidated balance sheet as a result of ASU, Interest - Imputation of Interest, which became effective for CSX during first quarter 2016.

Credit Facility
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of first quarter 2016, CSX was in compliance with all covenant requirements under this facility.

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

NOTE 8.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits on the consolidated balance sheet during first quarters 2016 and 2015.

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

•	Level 1 - observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets;

•	Level 2 - other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc.); and

•	Level 3 - significant unobservable inputs (including the Company's own assumptions about the assumptions market participants would use in determining the fair value of investments).

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

•	Certificates of Deposit and Commercial Paper (Level 2): Valued at amortized cost, which approximates fair value;

•	Corporate Bonds and Government Securities (Level 2): Valued using broker quotes that utilize observable market inputs; and

•
Auction Rate Securities (Level 3): Valued using pricing models for which the assumptions utilize management’s estimates of market participant assumptions, because there is currently no active market for trading.

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $455 million and $920 million as of March 25, 2016 and December 25, 2015, respectively.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

	March 25, 2016				December 25, 2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$375	$—	$375	$—	$810	$—	$810
Corporate Bonds	—	60	—	60	—	73	—	73
Government Securities	—	16	—	16	—	32	—	32
Auction Rate Securities	—	—	4	4	—	—	4	4
Total investments at fair value	$—	$451	$4	$455	$—	$915	$4	$919

These investments have the following maturities:

(Dollars in millions)	March 25, 2016	December 25, 2015
Less than 1 year	$375	$810
1 - 2 years	3	9
2 - 5 years	12	27
Greater than 5 years	65	73
Total	$455	$919

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

The fair value of outstanding debt fluctuates with changes in a number of factors. Such factors include, but are not limited to, interest rates, market conditions, credit ratings, values of similar financial instruments, size of the transaction, cash flow projections and comparable trades. Fair value will exceed carrying value when the current market interest rate is lower than the interest rate at which the debt was originally issued. The fair value of a company's debt is a measure of its current value under present market conditions. It does not impact the financial statements under current accounting rules.

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 25, 2016	December 25, 2015
Long-term Debt (Including Current Maturities):
Fair Value	$11,496	$11,340
Carrying Value	10,536	10,535

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $363 million and $440 million for first quarters 2016 and 2015.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 25, 2015, Net of Tax	$(601)	$(64)	$(665)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(1)	(1)
Amounts Reclassified to Net Earnings	13	—	13
Tax Expense	(5)	—	(5)
Total Other Comprehensive Income (Loss)	8	(1)	7
Balance March 25, 2016, Net of Tax	$(593)	$(65)	$(658)

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

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,598	$20	$2,618
Expense	(72)	2,064	(78)	1,914
Operating Income	72	534	98	704

Equity in Earnings of Subsidiaries	401	—	(401)	—
Interest (Expense) / Benefit	(143)	(10)	10	(143)
Other Income / (Expense) - Net	1	7	(1)	7

Earnings Before Income Taxes	331	531	(294)	568
Income Tax Benefit / (Expense)	25	(198)	(39)	(212)
Net Earnings	$356	$333	$(333)	$356

Total Comprehensive Earnings	$363	$332	$(332)	$363

First Quarter 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,007	$20	$3,027
Expense	(148)	2,344	(12)	2,184
Operating Income	148	663	32	843

Equity in Earnings of Subsidiaries	440	—	(440)	—
Interest (Expense) / Benefit	(133)	(7)	6	(134)
Other Income / (Expense) - Net	(1)	6	(3)	2

Earnings Before Income Taxes	454	662	(405)	711
Income Tax (Expense) / Benefit	(12)	(246)	(11)	(269)
Net Earnings	$442	$416	$(416)	$442

Total Comprehensive Earnings	$440	$413	$(413)	$440

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
As of March 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$493	$223	$15	$731
Short-term Investments	375	—	—	375
Accounts Receivable - Net	—	159	758	917
Receivable from Affiliates	1,195	2,000	(3,195)	—
Materials and Supplies	—	370	—	370
Deferred Income Taxes	15	118	(1)	132
Other Current Assets	4	72	7	83
Total Current Assets	2,082	2,942	(2,416)	2,608

Properties	1	39,220	2,644	41,865
Accumulated Depreciation	(1)	(10,151)	(1,420)	(11,572)
Properties - Net	—	29,069	1,224	30,293

Investments in Conrail	—	—	811	811
Affiliates and Other Companies	(39)	614	16	591
Investments in Consolidated Subsidiaries	22,978	—	(22,978)	—
Other Long-term Assets	7	399	(99)	307
Total Assets	$25,028	$33,024	$(23,442)	$34,610

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$168	$617	$30	$815
Labor and Fringe Benefits Payable	33	336	29	398
Payable to Affiliates	3,045	467	(3,512)	—
Casualty, Environmental and Other Reserves	—	114	16	130
Current Maturities of Long-term Debt	1	19	—	20
Income and Other Taxes Payable	(174)	303	41	170
Other Current Liabilities	—	156	3	159
Total Current Liabilities	3,073	2,012	(3,393)	1,692

Casualty, Environmental and Other Reserves	—	206	49	255
Long-term Debt	9,734	782	—	10,516
Deferred Income Taxes	(172)	9,338	230	9,396
Other Long-term Liabilities	800	472	(127)	1,145
Total Liabilities	$13,435	$12,810	$(3,241)	$23,004

Shareholders' Equity
Common Stock, $1 Par Value	$956	$181	$(181)	$956
Other Capital	112	5,091	(5,091)	112
Retained Earnings	11,183	14,956	(14,956)	11,183
Accumulated Other Comprehensive Loss	(658)	(31)	31	(658)
Noncontrolling Interest	—	17	(4)	13
Total Shareholders' Equity	$11,593	$20,214	$(20,201)	$11,606
Total Liabilities and Shareholders' Equity	$25,028	$33,024	$(23,442)	$34,610

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
As of December 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$444	$175	$9	$628
Short-term Investments	810	—	—	810
Accounts Receivable - Net	1	198	783	982
Receivable from Affiliates	1,092	2,038	(3,130)	—
Materials and Supplies	—	350	—	350
Deferred Income Taxes	10	117	(1)	126
Other Current Assets	(59)	120	9	70
Total Current Assets	2,298	2,998	(2,330)	2,966

Properties	1	38,964	2,609	41,574
Accumulated Depreciation	(1)	(10,016)	(1,383)	(11,400)
Properties - Net	—	28,948	1,226	30,174

Investments in Conrail	—	—	803	803
Affiliates and Other Companies	(39)	658	(28)	591
Investment in Consolidated Subsidiaries	22,755	—	(22,755)	—
Other Long-term Assets	8	399	(70)	337
Total Assets	$25,022	$33,003	$(23,154)	$34,871

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$108	$626	$30	$764
Labor and Fringe Benefits Payable	36	407	47	490
Payable to Affiliates	2,954	437	(3,391)	—
Casualty, Environmental and Other Reserves	—	115	16	131
Current Maturities of Long-term Debt	1	19	—	20
Income and Other Taxes Payable	(87)	183	12	108
Other Current Liabilities	—	437	2	439
Total Current Liabilities	3,012	2,224	(3,284)	1,952

Casualty, Environmental and Other Reserves	—	219	50	269
Long-term Debt	9,732	783	—	10,515
Deferred Income Taxes	(178)	9,258	225	9,305
Other Long-term Liabilities	804	484	(126)	1,162
Total Liabilities	$13,370	$12,968	$(3,135)	$23,203

Shareholders' Equity
Common Stock, $1 Par Value	$966	$181	$(181)	$966
Other Capital	113	5,091	(5,091)	113
Retained Earnings	11,238	14,774	(14,774)	11,238
Accumulated Other Comprehensive Loss	(665)	(31)	31	(665)
Noncontrolling Minority Interest	—	20	(4)	16
Total Shareholders' Equity	$11,652	$20,035	$(20,019)	$11,668
Total Liabilities and Shareholders' Equity	$25,022	$33,003	$(23,154)	$34,871
Certain prior year data has been reclassified to conform to the current presentation.

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three months ended March 25, 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$36	$834	$(116)	$754
Investing Activities
Property Additions	—	(391)	(34)	(425)
Purchases of Short-term Investments	(235)	—	—	(235)
Proceeds from Sales of Short-term Investments	670	—	—	670
Other Investing Activities	(1)	26	6	31
Net Cash Provided by (Used in) Investing Activities	434	(365)	(28)	41
Financing Activities
Dividends Paid	(173)	(150)	150	(173)
Shares Repurchased	(249)	—	—	(249)
Other Financing Activities	1	(271)	—	(270)
Net Cash Provided by (Used in) Financing Activities	(421)	(421)	150	(692)
Net Increase (Decrease) in Cash and Cash Equivalents	49	48	6	103
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$493	$223	$15	$731

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

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2016 HIGHLIGHTS

•
Revenue declined $409 million to $2.6 billion or 14 percent from the prior year's first quarter and included a $95 million year-over-year decline in other revenue related to payments received in 2015 from customers that did not meet volume commitments.

•	Expenses of $1.9 billion decreased $270 million or 12 percent year over year.

•	Operating income of $704 million decreased $139 million or 16 percent year over year which also includes the $95 million other revenue decline mentioned above.

•	Operating ratio of 73.1% increased 90 basis points year over year.

•	Earnings per share of $0.37 decreased $0.08 or 18 percent year over year.

	First Quarters
	2016	2015	Fav / (Unfav)	% Change
Volume (in thousands)	1,551	1,635	(84)	(5)%

(in millions)
Revenue	$2,618	$3,027	$(409)	(14)%
Expense	1,914	2,184	270	12%
Operating Income	$704	$843	$(139)	(16)%

Operating Ratio	73.1%	72.2%	(90)	bps

Earnings Per Diluted Share	$0.37	$0.45	$(0.08)	(18)%

For additional information, refer to Results of Operations discussed on pages 25 through 27.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Agricultural
Agricultural Products	99	109	(9)%	$263	$291	(10)%	$2,657	$2,670	—%
Phosphates and Fertilizers	76	78	(3)	127	136	(7)	1,671	1,744	(4)
Food and Consumer	22	23	(4)	60	64	(6)	2,727	2,783	(2)
Industrial
Chemicals	150	155	(3)	501	534	(6)	3,340	3,445	(3)
Automotive	113	101	12	290	267	9	2,566	2,644	(3)
Metals	50	61	(18)	138	154	(10)	2,760	2,525	9
Housing and Construction
Forest Products	68	73	(7)	189	198	(5)	2,779	2,712	2
Minerals	62	60	3	100	103	(3)	1,613	1,717	(6)
Waste and Equipment	33	31	6	66	62	6	2,000	2,000	—
Total Merchandise	673	691	(3)	1,734	1,809	(4)	2,577	2,618	(2)
Coal	200	289	(31)	399	638	(37)	1,995	2,208	(10)
Intermodal	678	655	4	405	415	(2)	597	634	(6)
Other			—	80	165	(52)	—	—	—
Total	1,551	1,635	(5)%	$2,618	$3,027	(14)%	$1,688	$1,851	(9)%

First Quarter 2016
Revenue
Revenue was down $409 million to $2.6 billion from the prior year's first quarter reflecting lower fuel recovery, volume declines and a $95 million year-over-year decline in other revenue related to payments received in 2015 from customers that did not meet volume commitments. These impacts more than offset pricing gains across nearly all markets.

Merchandise
Agricultural Sector
Agricultural Products - Volume fell due to declines in ethanol and feed products, driven by high inventories and low commodity prices, respectively.

Phosphates and Fertilizers - Volume decline was driven by reduced phosphate rock shipments as a result of customer facility repairs, and weak early spring fertilizer demand as farmers have waited to see if commodity pricing will fall further.

Food and Consumer - Lower volume resulted from poor western crop yields in produce and excess truck capacity.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industrial Sector
Chemicals - Lower volumes resulted from continued declines in crude oil shipments due to low oil prices and unfavorable Brent-Bakken price spreads which more than offset favorability in remaining chemical markets.

Automotive - Volume increased, especially SUV and truck shipments reflecting consumer trends, as a result of continued strong North American light vehicle production and favorable comparisons as last winter’s weather created network challenges in the northeast.

Metals - Despite sequential improvement, volume was down, as lower steel production reflected continued import displacement resulting from a strong U.S. dollar. In addition, the declining energy market negatively impacted shipments of pipe, as a result of reduced rig counts.

Housing and Construction Sector
Forest Products - Volume declined as paper products were negatively impacted by continued industry consolidation cutting capacity, a plant product conversion reducing demand and muted export demand from a strong U.S. dollar.

Minerals -Volume grew, with mild winter weather allowing for an earlier start to the northern aggregates shipping season and the beginning of a long-term fly ash remediation project.

Waste and Equipment - Volume increased as a result of strong municipal and construction waste movements from continued ramp up of a new waste transfer station and higher shipments of power-related machinery moves.

Coal
Domestic Utility Coal - Volume declined as continued depressed natural gas prices and mild winter weather kept inventory levels high.

Domestic Coke, Iron Ore and Other - Lower volume resulted from an oversupplied coke market driven by softer domestic steel production.

Export Coal - Volume decreased as a result of a strong U.S. dollar and global oversupply which impacted U.S. competitiveness in the world market for both metallurgical and thermal coal.

Intermodal
Domestic - Domestic volume increased 11 percent, driven by customer growth and continued success with CSX’s highway-to-rail conversion program and new service offerings enhanced by service levels and network investment.

International - International volume declined 7 percent, as competitive losses more than offset strength from remaining customers as well as lower prior year comparable volumes resulting from U.S. West Coast port disruptions.

Other
Other revenue decreased $85 million versus the prior year primarily due to $105 million of payments received in 2015 from customers that did not meet volume commitments, compared to $10 million in the current year.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses decreased $270 million to $1.9 billion year over year, driven by efficiency gains of $133 million and lower volume-related costs of $64 million as CSX reduced its cost structure in the face of the challenging market environment.  In addition, the reduction in the price of fuel resulted in an expense decline of $78 million for the quarter. Variances versus the prior year's first quarter are described below.

Labor and Fringe expense decreased $83 million due to the following:

•	Inflation resulted in $23 million of additional cost driven by increased health and welfare costs.

•
Efficiency savings of $65 million were driven by the Company’s train length initiative which began in the second quarter of prior year, reduced T&E training, structural changes to operating and non-operating support functions, and lower overtime related to service improvements and milder winter weather.

•	Volume-related costs were $39 million lower.

•	Other costs decreased $2 million.

Materials, Supplies and Other expense decreased $77 million due to the following:

•	Inflation resulted in $10 million of additional cost.

•	Train accidents and casualty costs were $40 million lower as costs per incident for both have declined year over year.

•	Efficiency savings of $35 million were primarily related to lower operating support costs driven by structural changes, asset reductions, broad cost containment and the impact of a milder winter.

•	Volume-related costs were $8 million lower.

•	Other costs decreased $4 million.

Fuel expense decreased $120 million due to the following:

•	Locomotive fuel price decreased 36% and reduced expense by $74 million. Non-locomotive fuel price reduced expense by $4 million.

•	Volume-related costs were $22 million lower.

•
Locomotive fuel reduction technology and process improvement, as well as a milder winter, helped drive $14 million of efficiency. Non-locomotive fuel efficiency also resulted in a $6 million reduction.

Depreciation expense increased $18 million due to a larger asset base.

Equipment and Other Rents expense decreased $8 million due to the following:

•	Inflation resulted in $6 million additional cost related to rates on automotive and intermodal cars.

•	Volume-related costs were $5 million higher due to increases in automotive and intermodal activity.

•	Efficiency savings of $13 million were due to improved car cycle times.

•	Other costs decreased $6 million.

Interest expense increased $9 million primarily due to higher average debt balances partially offset by lower average interest rates.

Other income - net increased $5 million due to several items including increased yields on investment securities.

Income tax expense decreased $57 million primarily due to lower earnings.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	First Quarters
	2016	2015	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.87	0.80	(9)%
FRA Train Accident Rate	2.53	2.52	—%

On-Time Originations	81%	50%	62%
On-Time Arrivals	64%	41%	56%

Train Velocity	21.1	20.2	4%
Dwell	26.0	27.7	6%

Cars-On-Line	207,357	208,959	1%
Certain operating statistics are estimated and can continue to be updated as actuals settle.

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

The number of FRA personal injuries and reportable train accidents both decreased on a year over year basis.  However, CSX’s FRA reportable personal injury frequency index of 0.87 is 9 percent unfavorable year over year due to the significant decline in man-hours, and the FRA train accident rate of 2.53 for the quarter is flat to last year due to the reduction in train miles. The Company remains committed to ongoing improvement, with a focus on avoiding catastrophic events.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX’s operating performance represents a significant improvement year-over-year. On-time originations increased to 81 percent and on-time arrivals increased to 64 percent. Average train velocity was 21.1 miles per hour and terminal dwell was 26.0 hours, both an improvement from last year. The Company expects to sustain or improve this level of performance while continuing to drive productivity and resource efficiency.

LIQUIDITY AND CAPITAL RESOURCES
The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows
Consolidated Balance Sheets

Total assets as well as total liabilities and shareholders' equity decreased $261 million from year end primarily driven by a $272 million repayment of seller-financed assets.

Significant Cash Flows
The following table highlights net cash activity for operating, investing and financing activities for three months ended 2016 and 2015.

	Three Months
Dollars in millions	2016	2015	$ Var
Net cash provided by operating activities	$754	$690	$64
Net cash provided by (used in) investing activities	41	(500)	541
Net cash used in financing activities	(692)	(298)	(394)
Net increase (decrease) in cash and cash equivalents	$103	$(108)	$211

The year-over-year net change in cash flows was $211 million higher than prior year primarily due to the following:

•	Cash provided by operating activities increased $64 million primarily driven by lower incentive compensation payments and tax payments.

•	Cash provided by investing activities increased $541 million primarily driven by increased cash from maturities of short-term investments.

•	Cash used in financing activities increased $394 million primarily related to the repayment of seller-financed assets.

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Planned capital investments for 2016 are expected to be $2.4 billion, including approximately $300 million for Positive Train Control ("PTC"). This $2.4 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in the year the reimbursement obligation arises. Approximately half of the 2016 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and service improvements. CSX intends to fund capital investments through cash generated from operations.

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.2 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through March 2016 was $1.6 billion.

Liquidity and Working Capital
As of the end of first quarter 2016, CSX had $1.1 billion of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has a receivables securitization facility with a three-year term expiring in June 2017. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $916 million and $1 billion as of March 2016 and December 2015, respectively. This decrease since year end is primarily due to cash paid for property additions of $425 million, shares repurchased of $249 million and dividends of $173 million. These working capital decreases were partially offset by cash provided from operations of $754 million.

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

ITEM 4. CONTROLS AND PROCEDURES
As of March 25, 2016, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 25, 2016, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the first quarters of 2016 and 2015, the Company repurchased approximately $249 million, or ten million shares, and $127 million, or four million shares, respectively. Shares are retired immediately upon repurchase. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

Share repurchase activity for the first quarter 2016 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,326,402,817
January	3,012,320	$24.41	2,889,000	1,255,716,676
February	3,464,700	22.80	3,464,700	1,176,713,562
March	3,955,070	25.24	3,954,400	1,076,922,513
Ending Balance	10,432,090	$24.19	10,308,100	$1,076,922,513

(a) First quarter 2016 consisted of the following fiscal periods: January (December 26, 2015 - January 22, 2016), February (January 23, 2016 - February 19, 2016), March (February 20, 2016 - March 25, 2016).
(b) The difference of 123,990 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
    None

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.1	CSX 2016-2018 Long Term Incentive Plan	February 9, 2016 Exhibit 10.1, Form 8-K
10.2	Form of Restricted Stock Unit Agreement	February 9, 2016 Exhibit 10.2, Form 8-K
10.3	Form of Stock Option Agreement	February 9, 2016 Exhibit 10.3, Form 8-K
10.4	Form of Change of Control Agreement	February 9, 2016 Exhibit 10.4, Form 8-K
10.5	Form of Restricted Stock Agreement	February 9, 2016 Exhibit 10.5, Form 8-K
Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 25, 2016 filed with the SEC on April 13, 2016, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 25, 2016 and March 27, 2015, (ii) consolidated comprehensive income statements for the fiscal periods ended March 25, 2016 and March 27, 2015, (iii) consolidated balance sheets at March 25, 2016 and December 25, 2015, (iv) consolidated cash flow statements for the fiscal periods ended March 25, 2016 and March 27, 2015, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 13, 2016