Form 10-Q
period 2016-06-24
CSX CORP
filed 2016-07-14
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 24, 2016
OR
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
Yes ( ) No (X)
There were 945,990,945 shares of common stock outstanding on June 24, 2016 (the latest practicable date that is closest to the filing date).

CSX Q2 2016 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 24, 2016

CSX Q2 2016 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2016	2015	2016	2015

Revenue	$2,704	$3,064	$5,322	$6,091
Expense
Labor and Fringe	749	825	1,545	1,704
Materials, Supplies and Other	519	559	1,069	1,186
Fuel	172	263	322	533
Depreciation	319	299	632	594
Equipment and Other Rents	105	101	210	214
Total Expense	1,864	2,047	3,778	4,231

Operating Income	840	1,017	1,544	1,860

Interest Expense	(141)	(134)	(284)	(268)
Other Income - Net	8	4	15	6
Earnings Before Income Taxes	707	887	1,275	1,598

Income Tax Expense	(262)	(334)	(474)	(603)
Net Earnings	$445	$553	$801	$995

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.47	$0.56	$0.84	$1.01
Net Earnings Per Share, Assuming Dilution	$0.47	$0.56	$0.84	$1.00

Average Shares Outstanding (In millions)	952	988	957	989
Average Shares Outstanding, Assuming Dilution (In millions)	952	989	958	990

Cash Dividends Paid Per Common Share	$0.18	$0.18	$0.36	$0.34

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2016	2015	2016	2015
Total Comprehensive Earnings (Note 10)	$454	$565	$817	$1,005

See accompanying notes to consolidated financial statements.

CSX Q2 2016 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 24, 2016	December 25, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$566	$628
Short-term Investments	262	810
Accounts Receivable - Net (Note 1)	912	982
Materials and Supplies	399	350
Other Current Assets	89	70
Total Current Assets	2,228	2,840

Properties	42,345	41,574
Accumulated Depreciation	(11,738)	(11,400)
Properties - Net	30,607	30,174

Investment in Conrail	818	803
Affiliates and Other Companies	595	591
Other Long-term Assets	302	337
Total Assets	$34,550	$34,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$766	$764
Labor and Fringe Benefits Payable	464	490
Casualty, Environmental and Other Reserves (Note 4)	133	131
Current Maturities of Long-term Debt (Note 7)	632	20
Income and Other Taxes Payable	137	108
Other Current Liabilities	150	439
Total Current Liabilities	2,282	1,952

Casualty, Environmental and Other Reserves (Note 4)	246	269
Long-term Debt (Note 7)	9,905	10,515
Deferred Income Taxes - Net	9,355	9,179
Other Long-term Liabilities	1,137	1,162
Total Liabilities	22,925	23,077

Shareholders' Equity:
Common Stock, $1 Par Value	946	966
Other Capital	116	113
Retained Earnings	11,199	11,238
Accumulated Other Comprehensive Loss (Note 10)	(649)	(665)
Noncontrolling Interest	13	16
Total Shareholders' Equity	11,625	11,668
Total Liabilities and Shareholders' Equity	$34,550	$34,745

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.

CSX Q2 2016 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2016	2015

OPERATING ACTIVITIES
Net Earnings	$801	$995
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	632	594
Deferred Income Taxes	165	33
Gain on Property Dispositions	—	(19)
Other Operating Activities	(27)	65
Changes in Operating Assets and Liabilities:
Accounts Receivable	66	101
Other Current Assets	(61)	(52)
Accounts Payable	—	(68)
Income and Other Taxes Payable	27	78
Other Current Liabilities	(11)	(145)
Net Cash Provided by Operating Activities	1,592	1,582

INVESTING ACTIVITIES
Property Additions	(1,066)	(1,288)
Purchase of Short-term Investments	(260)	(775)
Proceeds from Sales of Short-term Investments	810	390
Proceeds from Property Dispositions	8	47
Other Investing Activities	27	52
Net Cash Used in Investing Activities	(481)	(1,574)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	—	600
Long-term Debt Repaid (Note 7)	—	(210)
Dividends Paid	(344)	(336)
Shares Repurchased	(515)	(284)
Other Financing Activities	(314)	(9)
Net Cash Used in Financing Activities	(1,173)	(239)

Net Decrease in Cash and Cash Equivalents	(62)	(231)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	628	669
Cash and Cash Equivalents at End of Period	$566	$438

See accompanying notes to consolidated financial statements.

CSX Q2 2016 Form 10-Q p.5

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the six months ended June 24, 2016 and June 26, 2015;

•	Consolidated comprehensive income statements for the six months ended June 24, 2016 and June 26, 2015;

•	Consolidated balance sheets at June 24, 2016 and December 25, 2015; and

•	Consolidated cash flow statements for the six months ended June 24, 2016 and June 26, 2015.

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

CSX Q2 2016 Form 10-Q p.6

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2016 and 2015 consisted of 13 weeks ending on June 24, 2016 and June 26, 2015, respectively.

•	Fiscal year 2016 will consist of 53 weeks ending on December 30, 2016.

•	Fiscal year 2015 consisted of 52 weeks ending on December 25, 2015.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 24, 2016 and June 26, 2015, and references to "year-end" indicate the fiscal year ended December 25, 2015.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $30 million and $37 million is included in the consolidated balance sheets as of the end of second quarter 2016 and December 25, 2015, respectively.

New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), Improvements to Employee Share-based Payment Accounting, which requires excess tax benefits and deficiencies to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital. The Company adopted the provisions of this ASU during the second quarter of 2016 which did not have a material effect on the Company's financial condition, results of operations or liquidity.

In November 2015, the FASB issued ASU, Balance Sheet Classification of Deferred Taxes, which requires that all deferred income taxes be classified as noncurrent in the balance sheet, rather than being separated into current and noncurrent amounts. The Company adopted the provisions of this ASU during second quarter 2016 and applied them retrospectively. Current deferred income tax assets of $132 million and $126 million as of the end of the second quarter 2016 and December 25, 2015, respectively, are reclassified and reported as a reduction of deferred income tax liabilities on the balance sheet. Adoption did not have a material effect on the Company's financial condition, results of operations or liquidity.

In February 2016, the FASB issued ASU, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard is effective for fiscal years beginning after December 15, 2018. While the Company is still assessing the impact of this standard, CSX does not believe this standard will have a material effect on the Company's financial condition, results of operations or liquidity.

CSX Q2 2016 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2016	2015	2016	2015
Numerator (Dollars in millions):
Net Earnings	$445	$553	$801	$995
Dividend Equivalents on Restricted Stock	—	—	(1)	—
Net Earnings, Attributable to Common Shareholders	$445	553	$800	995

Denominator (Units in millions):
Average Common Shares Outstanding	952	988	957	989
Other Potentially Dilutive Common Shares	—	1	1	1
Average Common Shares Outstanding, Assuming Dilution	952	989	958	990

Net Earnings Per Share, Basic	$0.47	$0.56	$0.84	$1.01
Net Earnings Per Share, Assuming Dilution	$0.47	$0.56	$0.84	$1.00

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

Share Repurchases
In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the second quarters of 2016 and 2015, the Company repurchased approximately $266 million, or ten million shares, and $157 million, or four million shares, respectively. During the six months of 2016 and 2015, the Company repurchased $515 million, or 20 million shares, and $284 million, or eight million shares, respectively. Shares are retired immediately upon repurchase. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

CSX Q2 2016 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, restricted stock awards, restricted stock units and stock options for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to the Company's non-management directors upon recommendation of the Governance Committee.

In February 2016, the Company granted performance units, restricted stock units and stock options as part of the Company's long-term share-based compensation plans.

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

CSX Q2 2016 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Stock Options

The Company granted approximately 2.4 million stock options. The fair value of stock options on the date of grant was $4.68 per share which was estimated using the Black-Scholes valuation model. Stock options have been granted with ten-year terms and vest three years after the date of grant. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals.

The terms of performance units, restricted stock units and stock options all require participants to be employed through the final day of the respective performance or vesting period as applicable, except in the case of death, disability or retirement. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Second Quarters		Six Months
(Dollars in millions)	2016	2015	2016	2015

Share-Based Compensation Expense	$7	$10	$15	$18
Income Tax Benefit	3	4	6	7

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below:

	June 24, 2016			December 25, 2015
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$57	$134	$191	$57	$147	$204
Asbestos	12	34	46	9	44	53
Occupational	4	5	9	3	9	12
Total Casualty	73	173	246	69	200	269
Environmental	41	43	84	42	40	82
Other	19	30	49	20	29	49
Total	$133	$246	$379	$131	$269	$400

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

CSX Q2 2016 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $246 million and $269 million as of June 24, 2016 and December 25, 2015, respectively, represent accruals for personal injury, asbestos and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis for the quarter resulted in an immaterial adjustment to the personal injury reserve. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience.

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

CSX Q2 2016 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental
Environmental reserves were $84 million and $82 million as of June 24, 2016 and December 25, 2015, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 232 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q2 2016 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Other
Other reserves of $49 million as of June 24, 2016 and December 25, 2015, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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

Legal
    The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to fuel surcharge practices, tax matters, environmental and hazardous material exposure matters, FELA and labor claims by current or former employees, other personal injury or property claims and disputes and complaints involving certain transportation rates and charges. Some of the legal proceedings include claims for compensatory as well as punitive damages and others are, or are purported to be, class actions. While the final outcome of these matters cannot be reasonably determined, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of management that none of these pending items is likely to have a material adverse effect on the Company's financial condition, results of operations or liquidity. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $101 million in aggregate at June 24, 2016. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX Q2 2016 Form 10-Q p.13

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. The District Court remand proceedings are underway and a class certification hearing is scheduled for September 2016. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

CSXT believes that its fuel surcharge practices were arrived at and applied lawfully and that the case is without merit. Accordingly, the Company intends to defend itself vigorously. However, penalties for violating antitrust laws can be severe, and resolution of this matter or an unexpected adverse decision on the merits could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period.

Environmental
CSXT is indemnifying Pharmacia LLC (formerly known as Monsanto Company) for certain liabilities associated with real estate located in Kearny, New Jersey along the Lower Passaic River (the “Property”). The Property, which was formerly owned by Pharmacia, is now owned by CSXT. CSXT's indemnification and defense duties arise with respect to several matters. The U.S. Environmental Protection Agency ("EPA"), using its CERCLA authority, seeks cleanup and removal costs and other damages associated with the presence of hazardous substances in the 17-mile Lower Passaic River Study Area (the "Study Area”). CSXT, on behalf of Pharmacia, and a significant number of other potentially responsible parties are together conducting a Remedial Investigation and Feasibility Study of the Study Area pursuant to an Administrative Settlement Agreement and Order on Consent with the EPA.

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

CSX Q2 2016 Form 10-Q p.14

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

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2016	2015	2016	2015
Service Cost	$12	$11	$24	$22
Interest Cost	30	29	60	58
Expected Return on Plan Assets	(40)	(41)	(79)	(81)
Amortization of Net Loss	12	18	24	35
Net Periodic Benefit Cost	14	17	29	34
Special Termination Benefits – Workforce Reduction Program(a)	—	—	—	7
Total Expense	$14	$17	$29	$41

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2016	2015	2016	2015
Service Cost	$1	$—	$1	$1
Interest Cost	3	3	6	7
Amortization of Net Loss	—	1	1	2
Total Expense	$4	$4	$8	$10
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

CSX Q2 2016 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2016 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2015 (a)	$20	$10,515	$10,535
2016 activity:
Reclassifications	612	(612)	—
Discount and premium activity	—	(2)	(2)
Debt issue cost activity	—	4	4
Long-term debt as of second quarter 2016	$632	$9,905	$10,537
(a) Long-term debt as of December 2015 includes debt issue costs of $168 million that were reclassed from long-term assets to long-term debt on the consolidated balance sheet as a result of ASU, Interest - Imputation of Interest, which became effective for CSX during first quarter 2016.

Credit Facility
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of second quarter 2016, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility
The Company has a receivables securitization facility with a three-year term scheduled to expire in June 2017, however, the Company intends to renew and modify this facility before the end of 2016. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits on the consolidated balance sheet during second quarters 2016 and 2015.

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

CSX Q2 2016 Form 10-Q p.16

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $335 million and $920 million as of June 24, 2016 and December 25, 2015, respectively.

	June 24, 2016				December 25, 2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$260	$—	$260	$—	$810	$—	$810
Corporate Bonds	—	61	—	61	—	73	—	73
Government Securities	—	16	—	16	—	32	—	32
Auction Rate Securities	—	—	—	—	—	—	4	4
Total investments at fair value	$—	$337	$—	$337	$—	$915	$4	$919

CSX Q2 2016 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

These investments have the following maturities:

(Dollars in millions)	June 24, 2016	December 25, 2015
Less than 1 year	$262	$810
1 - 2 years	7	9
2 - 5 years	3	27
Greater than 5 years	65	73
Total	$337	$919

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 24, 2016	December 25, 2015
Long-term Debt (Including Current Maturities):
Fair Value	$12,174	$11,340
Carrying Value	10,537	10,535

CSX Q2 2016 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $454 million and $565 million for second quarters, and $817 million and $1 billion for six months 2016 and 2015, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 25, 2015, Net of Tax	$(601)	$(64)	$(665)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(1)	(1)
Amounts Reclassified to Net Earnings	25	3	28
Tax Expense	(9)	(2)	(11)
Total Other Comprehensive Income (Loss)	16	—	16
Balance June 24, 2016, Net of Tax	$(585)	$(64)	$(649)

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

CSX Q2 2016 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,685	$19	$2,704
Expense	(67)	1,961	(30)	1,864
Operating Income	67	724	49	840

Equity in Earnings of Subsidiaries	493	—	(493)	—
Interest (Expense) / Benefit	(141)	(10)	10	(141)
Other Income / (Expense) - Net	—	8	—	8

Earnings Before Income Taxes	419	722	(434)	707
Income Tax Benefit / (Expense)	26	(269)	(19)	(262)
Net Earnings	$445	$453	$(453)	$445

Total Comprehensive Earnings	$454	$454	$(454)	$454

Second Quarter 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,045	$19	$3,064
Expense	(146)	2,239	(46)	2,047
Operating Income	146	806	65	1,017

Equity in Earnings of Subsidiaries	546	—	(546)	—
Interest (Expense) / Benefit	(132)	(9)	7	(134)
Other Income / (Expense) - Net	(2)	7	(1)	4

Earnings Before Income Taxes	558	804	(475)	887
Income Tax (Expense) / Benefit	(5)	(305)	(24)	(334)
Net Earnings	$553	$499	$(499)	$553

Total Comprehensive Earnings	$565	$499	$(499)	$565

CSX Q2 2016 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,283	$39	$5,322
Expense	(139)	4,025	(108)	3,778
Operating Income	139	1,258	147	1,544

Equity in Earnings of Subsidiaries	894	—	(894)	—
Interest (Expense) / Benefit	(284)	(20)	20	(284)
Other Income / (Expense) - Net	1	15	(1)	15

Earnings Before Income Taxes	750	1,253	(728)	1,275
Income Tax (Expense) / Benefit	51	(467)	(58)	(474)
Net Earnings	$801	$786	$(786)	$801

Total Comprehensive Earnings	$817	$786	$(786)	$817

Six Months 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$6,052	$39	$6,091
Expense	(294)	4,583	(58)	4,231
Operating Income	294	1,469	97	1,860

Equity in Earnings of Subsidiaries	986	—	(986)	—
Interest (Expense) / Benefit	(265)	(16)	13	(268)
Other Income / (Expense) - Net	(3)	13	(4)	6

Earnings Before Income Taxes	1,012	1,466	(880)	1,598
Income Tax (Expense) / Benefit	(17)	(551)	(35)	(603)
Net Earnings	$995	$915	$(915)	$995

Total Comprehensive Earnings	$1,005	$912	$(912)	$1,005

CSX Q2 2016 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
June 24, 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$420	$127	$19	$566
Short-term Investments	260	—	2	262
Accounts Receivable - Net	(1)	182	731	912
Receivable from Affiliates	1,088	2,268	(3,356)	—
Materials and Supplies	—	399	—	399
Other Current Assets	7	66	16	89
Total Current Assets	1,774	3,042	(2,588)	2,228

Properties	1	39,727	2,617	42,345
Accumulated Depreciation	(1)	(10,343)	(1,394)	(11,738)
Properties - Net	—	29,384	1,223	30,607

Investments in Conrail	—	—	818	818
Affiliates and Other Companies	(39)	618	16	595
Investments in Consolidated Subsidiaries	23,322	—	(23,322)	—
Other Long-term Assets	3	400	(101)	302
Total Assets	$25,060	$33,444	$(23,954)	$34,550

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$108	$633	$25	$766
Labor and Fringe Benefits Payable	36	394	34	464
Payable to Affiliates	3,304	407	(3,711)	—
Casualty, Environmental and Other Reserves	—	117	16	133
Current Maturities of Long-term Debt	613	19	—	632
Income and Other Taxes Payable	(334)	445	26	137
Other Current Liabilities	—	148	2	150
Total Current Liabilities	3,727	2,163	(3,608)	2,282

Casualty, Environmental and Other Reserves	—	197	49	246
Long-term Debt	9,125	780	—	9,905
Deferred Income Taxes - Net	(197)	9,317	235	9,355
Other Long-term Liabilities	793	469	(125)	1,137
Total Liabilities	$13,448	$12,926	$(3,449)	$22,925

Shareholders' Equity
Common Stock, $1 Par Value	$946	$181	$(181)	$946
Other Capital	116	5,092	(5,092)	116
Retained Earnings	11,199	15,259	(15,259)	11,199
Accumulated Other Comprehensive Loss	(649)	(31)	31	(649)
Noncontrolling Interest	—	17	(4)	13
Total Shareholders' Equity	$11,612	$20,518	$(20,505)	$11,625
Total Liabilities and Shareholders' Equity	$25,060	$33,444	$(23,954)	$34,550
Certain prior year data has been reclassified to conform to the current presentation.

CSX Q2 2016 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
December 25, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$444	$175	$9	$628
Short-term Investments	810	—	—	810
Accounts Receivable - Net	1	198	783	982
Receivable from Affiliates	1,092	2,038	(3,130)	—
Materials and Supplies	—	350	—	350
Other Current Assets	(59)	120	9	70
Total Current Assets	2,288	2,881	(2,329)	2,840

Properties	1	38,964	2,609	41,574
Accumulated Depreciation	(1)	(10,016)	(1,383)	(11,400)
Properties - Net	—	28,948	1,226	30,174

Investments in Conrail	—	—	803	803
Affiliates and Other Companies	(39)	658	(28)	591
Investment in Consolidated Subsidiaries	22,755	—	(22,755)	—
Other Long-term Assets	8	399	(70)	337
Total Assets	$25,012	$32,886	$(23,153)	$34,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$108	$626	$30	$764
Labor and Fringe Benefits Payable	36	407	47	490
Payable to Affiliates	2,954	437	(3,391)	—
Casualty, Environmental and Other Reserves	—	115	16	131
Current Maturities of Long-term Debt	1	19	—	20
Income and Other Taxes Payable	(87)	183	12	108
Other Current Liabilities	—	437	2	439
Total Current Liabilities	3,012	2,224	(3,284)	1,952

Casualty, Environmental and Other Reserves	—	219	50	269
Long-term Debt	9,732	783	—	10,515
Deferred Income Taxes - Net	(188)	9,141	226	9,179
Other Long-term Liabilities	804	484	(126)	1,162
Total Liabilities	$13,360	$12,851	$(3,134)	$23,077

Shareholders' Equity
Common Stock, $1 Par Value	$966	$181	$(181)	$966
Other Capital	113	5,091	(5,091)	113
Retained Earnings	11,238	14,774	(14,774)	11,238
Accumulated Other Comprehensive Loss	(665)	(31)	31	(665)
Noncontrolling Minority Interest	—	20	(4)	16
Total Shareholders' Equity	$11,652	$20,035	$(20,019)	$11,668
Total Liabilities and Shareholders' Equity	$25,012	$32,886	$(23,153)	$34,745
Certain prior year data has been reclassified to conform to the current presentation.

CSX Q2 2016 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$295	$1,449	$(152)	$1,592
Investing Activities
Property Additions	—	(994)	(72)	(1,066)
Purchases of Short-term Investments	(260)	—	—	(260)
Proceeds from Sales of Short-term Investments	810	—	—	810
Proceeds from Property Dispositions	—	8	—	8
Other Investing Activities	(2)	96	(67)	27
Net Cash Provided by (Used in) Investing Activities	548	(890)	(139)	(481)
Financing Activities
Long-term Debt Issued	—	—	—	—
Long-term Debt Repaid	—	—	—	—
Dividends Paid	(344)	(300)	300	(344)
Stock Options Exercised	—	—	—	—
Shares Repurchased	(515)	—	—	(515)
Other Financing Activities	(8)	(307)	1	(314)
Net Cash Provided by (Used in) Financing Activities	(867)	(607)	301	(1,173)
Net Increase (Decrease) in Cash and Cash Equivalents	(24)	(48)	10	(62)
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$420	$127	$19	$566

CSX Q2 2016 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$367	$1,530	$(315)	$1,582
Investing Activities
Property Additions	—	(1,215)	(73)	(1,288)
Purchases of Short-term Investments	(775)	—	—	(775)
Proceeds from Sales of Short-term Investments	355	—	35	390
Proceeds from Property Dispositions	—	46	1	47
Other Investing Activities	(11)	72	(9)	52
Net Cash Provided by (Used in) Investing Activities	(431)	(1,097)	(46)	(1,574)
Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(200)	(10)	—	(210)
Dividends Paid	(336)	(375)	375	(336)
Stock Options Exercised			—	—
Shares Repurchased	(284)	—	—	(284)
Other Financing Activities	7	(4)	(12)	(9)
Net Cash Provided by (Used in) Financing Activities	(213)	(389)	363	(239)
Net Increase (Decrease) in Cash and Cash Equivalents	(277)	44	2	(231)
Cash and Cash Equivalents at Beginning of Period	510	100	59	669
Cash and Cash Equivalents at End of Period	$233	$144	$61	$438

CSX Q2 2016 Form 10-Q p.25

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2016 HIGHLIGHTS

•	Revenue declined $360 million to $2.7 billion or 12 percent from a year ago.

•	Expenses of $1.9 billion decreased $183 million or 9 percent year over year.

•	Operating income of $840 million decreased $177 million or 17 percent year over year.

•	Operating ratio of 68.9% increased 210 basis points versus last year's quarter.

•	Earnings per share of $0.47 decreased $0.09 or 16 percent year over year.

	Second Quarters				Six Months
	2016	2015	Fav / (Unfav)	% Change	2016	2015	Fav / (Unfav)	% Change
Volume (in thousands)	1,595	1,759	(164)	(9)%	3,146	3,394	(248)	(7)%

(in millions)
Revenue	$2,704	$3,064	$(360)	(12)%	$5,322	$6,091	$(769)	(13)%
Expense	1,864	2,047	183	9%	3,778	4,231	453	11%
Operating Income	$840	$1,017	$(177)	(17)%	$1,544	$1,860	$(316)	(17)%

Operating Ratio	68.9%	66.8%	(210)	bps	71.0%	69.5%	(150)	bps

Earnings Per Diluted Share	$0.47	$0.56	$(0.09)	(16)%	$0.84	$1.00	$(0.16)	(16)%

For additional information, refer to Results of Operations discussed on pages 27 through 30.

CSX Q2 2016 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Agricultural
Agricultural Products	93	101	(8)%	$243	$266	(9)%	$2,613	$2,634	(1)%
Phosphates and Fertilizers	72	78	(8)	114	122	(7)	1,583	1,564	1
Food and Consumer	23	24	(4)	64	68	(6)	2,783	2,833	(2)
Industrial
Chemicals	138	158	(13)	478	530	(10)	3,464	3,354	3
Automotive	121	120	1	313	313	—	2,587	2,608	(1)
Metals	56	61	(8)	146	156	(6)	2,607	2,557	2
Housing and Construction
Forest Products	68	74	(8)	192	202	(5)	2,824	2,730	3
Minerals	95	84	13	137	123	11	1,442	1,464	(2)
Waste and Equipment	40	41	(2)	85	78	9	2,125	1,902	12
Total Merchandise	706	741	(5)	1,772	1,858	(5)	2,510	2,507	—
Coal	195	295	(34)	416	630	(34)	2,133	2,136	—
Intermodal	694	723	(4)	419	450	(7)	604	622	(3)
Other			—	97	126	(23)	—	—	—
Total	1,595	1,759	(9)%	$2,704	$3,064	(12)%	$1,695	$1,742	(3)%

Six Months
	Volume			Revenue			Revenue Per Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Agricultural
Agricultural Products	192	210	(9)%	$506	$557	(9)%	$2,635	$2,652	(1)%
Phosphates and Fertilizers	148	156	(5)	241	258	(7)	1,628	1,654	(2)
Food and Consumer	45	47	(4)	124	132	(6)	2,756	2,809	(2)
Industrial
Chemicals	288	313	(8)	979	1,064	(8)	3,399	3,399	—
Automotive	234	221	6	603	580	4	2,577	2,624	(2)
Metals	106	122	(13)	284	310	(8)	2,679	2,541	5
Housing and Construction
Forest Products	136	147	(7)	381	400	(5)	2,801	2,721	3
Minerals	157	144	9	237	226	5	1,510	1,569	(4)
Waste and Equipment	73	72	1	151	140	8	2,068	1,944	6
Total Merchandise	1,379	1,432	(4)	3,506	3,667	(4)	2,542	2,561	(1)
Coal	395	584	(32)	815	1,268	(36)	2,063	2,171	(5)
Intermodal	1,372	1,378	—	824	865	(5)	601	628	(4)
Other	—	—	—	177	291	(39)	—	—	—
Total	3,146	3,394	(7)%	$5,322	$6,091	(13)%	$1,692	$1,795	(6)%

CSX Q2 2016 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2016
Revenue
Revenue was down $360 million to $2.7 billion from the prior year's second quarter as price gains were more than offset by volume declines, lower fuel surcharge revenue and negative business mix.

Merchandise
Agricultural Sector
Agricultural Products - Volume decreased in products used for animal feeding due to high inventories and a strong U.S. dollar that both challenged export moves and allowed for more import displacement of domestic product. Additionally, ethanol market dynamics favored Gulf region destinations for storage and export, which precluded CSX participation in shipments from Western origins.

Phosphates and Fertilizers - Volume declines were concentrated in phosphate due to customer production curtailments that reflect an anticipated weaker market for phosphate rock and sulfur inputs, partially a result of import phosphate displacement.

Food and Consumer - Lower volume was a result of weaker Western fruit and vegetable crop yields, which reduced refrigerated product moves. This decline was partially offset by increased alcoholic beverage volume reflecting increased demand for Mexican beer and growth in an expedited rail product into the Northeast.

Industrial Sector
Chemicals - While non-energy related chemicals volume increased slightly, low prices of crude oil and gas products led to significant volume decline in energy-related markets, including crude oil and frac sand.

Automotive - Volume increased, consistent with North American light vehicle production, with growth across several customers. Volume mix continued to favor trucks and SUV’s over passenger cars aligned with consumer buying patterns.

Metals - Despite continued sequential improvement, volume remained challenged versus last year due to domestic mill closures brought on by steel import levels that remain above average reflecting a strong U.S. dollar.

Housing and Construction Sector
Forest Products - Volume declined in paper products due to continued industry consolidation, electronic substitution and near-term losses to truck as a result of excess capacity and low prices. Further, a strong U.S. dollar challenged exports and increased imports that do not move by rail.

Minerals - Growth in volume resulted from the continued onboarding of shipments in fly ash, a by-product of burning coal that requires environmental remediation, and ongoing strength in aggregates used in construction.

Waste and Equipment - Volume decreased as the cycling of prior year soil remediation projects more than offset increased equipment and military moves.

CSX Q2 2016 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Coal
Domestic Utility Coal - Volume declined as natural gas prices continued to favor gas burn and kept utility inventory levels of coal high.

Domestic Coke, Iron Ore and Other - Lower volume resulted from an oversupplied coke market driven by softer domestic integrated steel production and the idling of a customer facility.

Export Coal - Volume decreased as a result of a strong U.S. dollar and global oversupply which impacted U.S. competitiveness in the world market for both metallurgical and thermal coal.

Intermodal
Domestic - Volume increased 5 percent driven by growth with existing customers, ongoing success with CSX’s highway-to-rail conversion program, and network service offerings enhanced by service levels and investment.

International - Volume decreased 16 percent as a result of prior competitive losses in international accounts, difficult comparisons from cycling the 2015 West Coast port recovery and the weaker global freight environment.

Other
Other revenue decreased $29 million primarily due to lower incidental charges and affiliate coal-related revenue.

Expenses
Expenses decreased $183 million to $1.9 billion year over year, primarily driven by efficiency savings and lower volume-related costs. Variances versus the prior year's second quarter are described below.

Labor and Fringe expense decreased $76 million due to the following:

•	Inflation resulted in $19 million of additional cost driven by increased health and welfare costs.

•	Volume-related costs were $53 million lower.

•
Efficiency savings of $50 million were driven by lower operating and non-operating support costs driven by structural changes, the Company’s train length initiative that began in the second quarter of the prior year, lower overtime and reduced crew training.

•	Other costs increased $8 million.

Materials, Supplies and Other expense decreased $40 million due to the following:

•	Inflation resulted in $9 million of additional cost.

•	Efficiency savings of $32 million were primarily related to lower operating support costs driven by structural changes and broad cost containment.

•	Volume-related costs were $7 million lower.

•
Other costs decreased $10 million primarily due to the continuing decline in the severity of injuries in addition to various other cost reductions, which more than offset a prior year real estate gain of $17 million.

Fuel expense decreased $91 million due to the following:

•	A 25 percent price decline was the primary driver for $56 million in fuel expense savings.

•	Volume-related costs were $27 million lower.

•	Efficiency savings of $8 million were primarily related to locomotive fuel reduction technology and process improvement.

Depreciation expense increased $20 million due to a larger asset base.

CSX Q2 2016 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equipment and Other Rents expense increased $4 million due to the following:

•	Inflation resulted in $5 million additional cost primarily related to rates on automotive cars.

•	Volume-related costs were $1 million higher due to increases in automotive activity.

•	Efficiency savings of $6 million were due to improved car cycle times.

•	Other costs increased $4 million.

Interest expense increased $7 million primarily due to higher average debt balances partially offset by lower average interest rates.

Other income - net increased $4 million due to several non-operating items, none of which were individually significant.

Income tax expense decreased $72 million primarily due to lower earnings.

Six Months Results of Operations
Revenue decreased $769 million reflecting significant volume declines, lower fuel recoveries and a $93 million year-over-year decline in other revenue related to payments received in 2015 from customers that did not meet volume commitments. These impacts more than offset pricing gains across nearly all markets.
Expenses were lower by $453 million driven by efficiency savings of $229 million and lower volume-related costs of $150 million as CSX reduced its cost structure in the face of the challenging market environment. In addition, the reduction in the price of fuel resulted in an expense decline of $134 million year to date.
Operating income decreased $316 million primarily due to volume declines, partially offset by efficiency savings.
Interest expense increased $16 million primarily due to higher average debt balances partially offset by lower average interest rates.
Other income - net increased $9 million due to several non-operating items, none of which were individually significant.
Income tax expense decreased $129 million primarily due to lower earnings.

CSX Q2 2016 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	Second Quarters			Six Months
	2016	2015	Improvement/ (Deterioration)	2016	2015	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.90	0.79	(14)%	0.90	0.80	(13)%
FRA Train Accident Rate	1.88	2.09	10%	2.37	2.33	(2)%

On-Time Originations	88%	66%	33%	84%	58%	45%
On-Time Arrivals	69%	48%	44%	67%	45%	49%

Train Velocity	21.1	20.3	4%	21.1	20.2	4%
Dwell	25.0	25.0	—%	25.5	26.3	3%

Cars-On-Line	205,945	205,239	—%	206,651	207,088	—%
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

The Company measures and reports safety and service performance. The Company strives for continuous improvement in these measures through training, innovation and investment. CSX's safety and train accident prevention programs rely on the latest tools, programs and employee participation that are designed to continuously strengthen the safety culture. Increased investment in training and technology also is designed to allow CSX employees to have an additional layer of protection that can detect and avoid many types of human factor incidents. The Company's safety programs are designed to prevent incidents that can adversely impact employees, customers and communities.

Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance. CSX has established formal relationships with industry groups, leading universities and suppliers to develop, implement and deploy the latest technology that can detect infrastructure problems before they happen. To illustrate, through a waiver granted by the Federal Railroad Administration ("FRA"), CSX is using advanced continuous rail testing methods that are being adopted by other railroads as the system’s value is proven.

The Company constantly collaborates with the FRA and industry organizations as well as federal, state and local governments on safety innovations and initiatives. For example, CSX and other freight railroads have actively worked with the U.S. Department of Transportation and other key stakeholders to evaluate and implement far-reaching safety enhancements for transportation of certain flammable materials, including essential energy products, on the nation’s freight railroad network.

CSX Q2 2016 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX’s FRA train accident rate of 1.88 for the quarter improved 10 percent from the prior year, while the FRA reportable personal injury frequency index of 0.90 is 14 percent unfavorable due to the significant decline in man-hours. The Company remains committed to ongoing improvement, with a focus on avoiding catastrophic events.

CSX’s operating performance continues to improve. On-time originations increased to 88 percent and on-time arrivals increased to 69 percent. Average train velocity was 21.1 miles per hour, up 4 percent versus last year, and terminal dwell was 25.0 hours, or flat to the prior year. The Company expects to sustain or improve this level of performance while continuing to drive productivity and resource efficiency.

LIQUIDITY AND CAPITAL RESOURCES
The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows
Consolidated Balance Sheets
Total assets as well as total liabilities and shareholders' equity decreased $195 million from year end primarily driven by $307 million repayment of seller-financed assets.

Significant Cash Flows
The following table highlights net cash activity for operating, investing and financing activities for six months ended 2016 and 2015.

	Six Months
Dollars in millions	2016	2015	$ Var
Net cash provided by operating activities	$1,592	$1,582	$10
Net cash used in investing activities	(481)	(1,574)	1,093
Net cash used in financing activities	(1,173)	(239)	(934)
Net decrease in cash and cash equivalents	$(62)	$(231)	$169

The year-over-year net change in cash flows was $169 million higher than prior year primarily due to the following:

•	Cash provided by operating activities increased $10 million primarily driven by lower incentive compensation payments partially offset by working capital activities and other items.

•	Cash used in investing activities declined $1,093 million primarily driven by more net proceeds from short-term investments, which was partially offset by lower capital investment.

•	Cash used in financing activities was $934 million more due to no issuance or repayment of debt, the repayment of seller-financed assets and higher share repurchases.

CSX Q2 2016 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Projected capital investments for 2016 are now expected to be $2.7 billion, including approximately $300 million for Positive Train Control ("PTC"). Projected capital spending has increased $275 million from the initial plan as CSX now anticipates paying for locomotives delivered throughout 2016 under a long-term commitment. The Company originally intended to finance these locomotives with payment in 2017. This $2.7 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in the year the reimbursement obligation arises. Of the 2016 investment, approximately 40 percent will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and service improvements. CSX intends to fund capital investments through cash generated from operations.

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.2 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through June 2016 was $1.6 billion.

Liquidity and Working Capital
As of the end of second quarter 2016, CSX had $828 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has a receivables securitization facility with a three-year term scheduled to expire in June 2017, however, the Company intends to renew and modify this facility before the end of 2016. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $250 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $54 million and surplus of $888 million as of June 2016 and December 2015, respectively. While this is a large change since year end, cash generated from operations of $1,592 million has been more than offset by cash used for capital investments of $1,066 million, share repurchases of $515 million and dividends of $344 million. Also, long-term debt maturing in the next 12 months of $612 million was reclassified to current liabilities.

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

CSX Q2 2016 Form 10-Q p.33

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

CSX Q2 2016 Form 10-Q p.34

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

CSX Q2 2016 Form 10-Q p.35

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

ITEM 4. CONTROLS AND PROCEDURES
As of June 24, 2016, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 24, 2016, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q2 2016 Form 10-Q p.36

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the second quarter of 2016 , the Company repurchased approximately $266 million, or ten million shares. Shares are retired immediately upon repurchase. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings are only impacted by net earnings and dividends.

Share repurchase activity for the second quarter 2016 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,076,922,513
April	3,268,580	$25.60	3,248,400	993,760,310
May	3,137,100	26.51	3,137,000	910,602,147
June	3,792,484	26.31	3,792,484	810,810,259
Ending Balance	10,198,164	$26.15	10,177,884	$810,810,259

(a) Second quarter 2016 consisted of the following fiscal periods: April (March 26, 2016 - April 22, 2016), May (April 23, 2016 - May 20, 2016), June(May 21, 2016 - June 24, 2016).
(b) The difference of 20,280 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
    None

CSX Q2 2016 Form 10-Q p.37

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 24, 2016 filed with the SEC on July 14, 2016, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended June 24, 2016 and June 26, 2015, (ii) consolidated comprehensive income statements for the fiscal periods ended June 24, 2016 and June 26, 2015, (iii) consolidated balance sheets at June 24, 2016 and December 25, 2015, (iv) consolidated cash flow statements for the fiscal periods ended June 24, 2016 and June 26, 2015, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q2 2016 Form 10-Q p.38

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: July 14, 2016

CSX Q2 2016 Form 10-Q p.39