Form 10-Q
period 2016-09-23
CSX CORP
filed 2016-10-12
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 23, 2016
OR
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
Yes ( ) No (X)
There were 936,661,112 shares of common stock outstanding on September 23, 2016 (the latest practicable date that is closest to the filing date).

CSX Q3 2016 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 23, 2016

CSX Q3 2016 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2016	2015	2016	2015

Revenue	$2,710	$2,939	$8,032	$9,030
Expense
Labor and Fringe	762	787	2,307	2,491
Materials, Supplies and Other	507	580	1,576	1,766
Fuel	174	223	496	756
Depreciation	321	302	953	896
Equipment and Other Rents	105	114	315	328
Total Expense	1,869	2,006	5,647	6,237

Operating Income	841	933	2,385	2,793

Interest Expense	(139)	(136)	(423)	(404)
Other Income - Net	13	2	28	8
Earnings Before Income Taxes	715	799	1,990	2,397

Income Tax Expense	(260)	(292)	(734)	(895)
Net Earnings	$455	$507	$1,256	$1,502

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.48	$0.52	$1.32	$1.52
Net Earnings Per Share, Assuming Dilution	$0.48	$0.52	$1.32	$1.52

Average Shares Outstanding (In millions)	942	981	952	986
Average Shares Outstanding, Assuming Dilution (In millions)	943	982	953	987

Cash Dividends Paid Per Common Share	$0.18	$0.18	$0.54	$0.52

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2016	2015	2016	2015
Total Comprehensive Earnings (Note 10)	$465	$518	$1,282	$1,523

See accompanying notes to consolidated financial statements.

CSX Q3 2016 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 23, 2016	December 25, 2015
ASSETS
Current Assets:
Cash and Cash Equivalents	$603	$628
Short-term Investments	152	810
Accounts Receivable - Net (Note 1)	925	982
Materials and Supplies	397	350
Other Current Assets	86	70
Total Current Assets	2,163	2,840

Properties	42,720	41,574
Accumulated Depreciation	(11,938)	(11,400)
Properties - Net	30,782	30,174

Investment in Conrail	830	803
Affiliates and Other Companies	603	591
Other Long-term Assets	303	337
Total Assets	$34,681	$34,745

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$859	$764
Labor and Fringe Benefits Payable	450	490
Casualty, Environmental and Other Reserves (Note 4)	124	131
Current Maturities of Long-term Debt (Note 7)	631	20
Income and Other Taxes Payable	90	108
Other Current Liabilities	109	439
Total Current Liabilities	2,263	1,952

Casualty, Environmental and Other Reserves (Note 4)	250	269
Long-term Debt (Note 7)	9,888	10,515
Deferred Income Taxes - Net	9,505	9,179
Other Long-term Liabilities	1,105	1,162
Total Liabilities	23,011	23,077

Shareholders' Equity:
Common Stock, $1 Par Value	937	966
Other Capital	125	113
Retained Earnings	11,233	11,238
Accumulated Other Comprehensive Loss (Note 10)	(639)	(665)
Noncontrolling Interest	14	16
Total Shareholders' Equity	11,670	11,668
Total Liabilities and Shareholders' Equity	$34,681	$34,745

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.

CSX Q3 2016 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2016	2015

OPERATING ACTIVITIES
Net Earnings	$1,256	$1,502
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	953	896
Deferred Income Taxes	312	82
Gain on Property Dispositions	(4)	(20)
Other Operating Activities	(47)	47
Changes in Operating Assets and Liabilities:
Accounts Receivable	68	126
Other Current Assets	(58)	(61)
Accounts Payable	94	3
Income and Other Taxes Payable	(25)	110
Other Current Liabilities	(61)	(173)
Net Cash Provided by Operating Activities	2,488	2,512

INVESTING ACTIVITIES
Property Additions	(1,590)	(1,909)
Purchase of Short-term Investments	(410)	(1,170)
Proceeds from Sales of Short-term Investments	1,070	1,040
Proceeds from Property Dispositions	11	46
Other Investing Activities	26	42
Net Cash Used in Investing Activities	(893)	(1,951)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	—	600
Long-term Debt Repaid (Note 7)	(19)	(228)
Dividends Paid	(513)	(512)
Shares Repurchased	(778)	(546)
Other Financing Activities	(310)	(3)
Net Cash Used in Financing Activities	(1,620)	(689)

Net Decrease in Cash and Cash Equivalents	(25)	(128)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	628	669
Cash and Cash Equivalents at End of Period	$603	$541

See accompanying notes to consolidated financial statements.

CSX Q3 2016 Form 10-Q p.5

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the nine months ended September 23, 2016 and September 25, 2015;

•	Consolidated comprehensive income statements for the nine months ended September 23, 2016 and September 25, 2015;

•	Consolidated balance sheets at September 23, 2016 and December 25, 2015; and

•	Consolidated cash flow statements for the nine months ended September 23, 2016 and September 25, 2015.

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

CSX Q3 2016 Form 10-Q p.6

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The third fiscal quarters of 2016 and 2015 consisted of 13 weeks ending on September 23, 2016 and September 25, 2015, respectively.

•	Fiscal year 2016 will consist of 53 weeks ending on December 30, 2016.

•	Fiscal year 2015 consisted of 52 weeks ending on December 25, 2015.

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 23, 2016 and September 25, 2015, and references to "year-end" indicate the fiscal year ended December 25, 2015.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $29 million and $37 million is included in the consolidated balance sheets as of the end of third quarter 2016 and December 25, 2015, respectively.

New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU"), Improvements to Employee Share-based Payment Accounting, which requires excess tax benefits and deficiencies to be recorded as income tax expense or benefit in the income statement rather than being recorded in additional paid-in capital. The Company adopted the provisions of this rule during the second quarter of 2016 which did not have a material effect on the Company's financial condition, results of operations or liquidity.

In November 2015, the FASB issued ASU, Balance Sheet Classification of Deferred Taxes, which requires that all deferred income taxes be classified as noncurrent in the balance sheet, rather than being separated into current and noncurrent amounts. The Company adopted the provisions of this rule during second quarter 2016 and applied them retrospectively. Current deferred income tax assets of $126 million as of December 25, 2015 have been reclassified and reported as a reduction of deferred income tax liabilities on the balance sheet. Adoption did not have a material effect on the Company's financial condition, results of operations or liquidity.

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

CSX Q3 2016 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2016	2015	2016	2015
Numerator (Dollars in millions):
Net Earnings	$455	$507	$1,256	$1,502
Dividend Equivalents on Restricted Stock	—	—	(1)	(1)
Net Earnings, Attributable to Common Shareholders	$455	507	$1,255	1,501

Denominator (Units in millions):
Average Common Shares Outstanding	942	981	952	986
Other Potentially Dilutive Common Shares	1	1	1	1
Average Common Shares Outstanding, Assuming Dilution	943	982	953	987

Net Earnings Per Share, Basic	$0.48	$0.52	$1.32	$1.52
Net Earnings Per Share, Assuming Dilution	$0.48	$0.52	$1.32	$1.52

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

When calculating diluted earnings per share, this rule requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 2.4 million and 3.8 million of total average outstanding stock options for the third quarter and nine months ended 2016, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive. There were no stock options outstanding for third quarter 2015.

CSX Q3 2016 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the third quarters of 2016 and 2015, the Company repurchased approximately $263 million, or ten million shares, and $262 million, or nine million shares, respectively. During the nine months of 2016 and 2015, the Company repurchased $778 million, or 30 million shares, and $546 million, or 17 million shares, respectively. Shares are retired immediately upon repurchase. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

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

CSX Q3 2016 Form 10-Q p.9

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

Total pre-tax expense associated with all share-based compensation and the related income tax benefit are as follows:

	Third Quarters		Nine Months
(Dollars in millions)	2016	2015	2016	2015

Share-Based Compensation Expense	$9	$2	$24	$20
Income Tax Benefit	3	1	9	8

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below:

	September 23, 2016			December 25, 2015
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$57	$135	$192	$57	$147	$204
Asbestos	4	42	46	9	44	53
Occupational	4	5	9	3	9	12
Total Casualty	65	182	247	69	200	269
Environmental	41	38	79	42	40	82
Other	18	30	48	20	29	49
Total	$124	$250	$374	$131	$269	$400

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

CSX Q3 2016 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $247 million and $269 million as of September 23, 2016 and December 25, 2015, respectively, represent accruals for personal injury, asbestos and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX Q3 2016 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental
Environmental reserves were $79 million and $82 million as of September 23, 2016 and December 25, 2015, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 225 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q3 2016 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Other
Other reserves of $48 million and $49 million as of September 23, 2016 and December 25, 2015, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $6 million to $115 million in aggregate at September 23, 2016. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX Q3 2016 Form 10-Q p.13

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. The District Court remand proceedings are underway and the class certification hearing was held in September 2016. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings. The court has given no indication of timing on its ruling regarding class certification.

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

CSX Q3 2016 Form 10-Q p.14

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

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees, hired prior to January 1, 2003, upon their retirement if certain eligibility requirements are met. Eligible retirees who are age 65 years or older (Medicare-eligible) are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Eligible retirees younger than 65 years (non-Medicare eligible) are covered by a self-insured program partially funded by participating retirees.  The life insurance plan is non-contributory.

The Company engages independent actuaries to compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. These amounts are reviewed by management. The following table describes the components of expense / (income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2016	2015	2016	2015
Service Cost	$12	$12	$36	$34
Interest Cost	29	29	89	87
Expected Return on Plan Assets	(39)	(41)	(118)	(122)
Amortization of Net Loss	12	17	36	52
Net Periodic Benefit Cost	14	17	43	51
Special Termination Benefits – Workforce Reduction Program(a)	—	—	—	7
Total Expense	$14	$17	$43	$58

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2016	2015	2016	2015
Service Cost	$—	$2	$1	$3
Interest Cost	3	3	9	10
Amortization of Net Loss	1	1	2	3
Amortization of Prior Service Costs	—	(1)	—	(1)
Total Expense	$4	$5	$12	$15
(a) Special termination benefits were charges in 2015 that resulted from a management workforce reduction program initiated in 2014.

CSX Q3 2016 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. Although no contributions to the Company's qualified pension plans were required, CSX made a $30 million voluntary contribution during September 2016. The Company may make an additional voluntary contribution in 2016.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2016 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 2015 (a)	$20	$10,515	$10,535
2016 activity:
Long-term debt repaid	(19)	—	(19)
Reclassifications	631	(631)	—
Discount, premium and other activity	(1)	(2)	(3)
Debt issue cost activity	—	6	6
Long-term debt as of September 2016	$631	$9,888	$10,519
(a) Long-term debt as of December 2015 includes debt issue costs of $168 million that were reclassified from long-term assets to long-term debt on the consolidated balance sheet as a result of ASU, Interest - Imputation of Interest, which became effective for CSX during first quarter 2016.

Credit Facility
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020, and as of the date of this filing, the Company has no outstanding balances under this facility. The facility allows borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. As of third quarter 2016, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility
Subsequent to the third quarter, on September 28, 2016, the Company renewed and modified its existing receivables securitization facility. The facility was to expire in June 2017 and is now extended with a similar three-year term scheduled to expire in September 2019. It was also modified to provide liquidity of up to $200 million, changed from $250 million, along with modifications to other terms. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 25, 2015.

CSX Q3 2016 Form 10-Q p.16

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $223 million and $920 million as of September 23, 2016 and December 25, 2015, respectively.

CSX Q3 2016 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

	September 23, 2016				December 25, 2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$150	$—	$150	$—	$810	$—	$810
Corporate Bonds	—	62	—	62	—	73	—	73
Government Securities	—	14	—	14	—	32	—	32
Auction Rate Securities	—	—	—	—	—	—	4	4
Total investments at fair value	$—	$226	$—	$226	$—	$915	$4	$919

These investments have the following maturities:

(Dollars in millions)	September 23, 2016	December 25, 2015
Less than 1 year	$152	$810
1 - 2 years	7	9
2 - 5 years	2	27
Greater than 5 years	65	73
Total	$226	$919

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 23, 2016	December 25, 2015
Long-term Debt (Including Current Maturities):
Fair Value	$12,235	$11,340
Carrying Value	10,519	10,535

CSX Q3 2016 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $465 million and $518 million for third quarters, and $1,282 million and $1,523 million for nine months 2016 and 2015, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 25, 2015, Net of Tax	$(601)	$(64)	$(665)
Other Comprehensive Income (Loss)
Amounts Reclassified to Net Earnings	38	4	42
Tax Expense	(14)	(2)	(16)
Total Other Comprehensive Income (Loss)	24	2	26
Balance September 23, 2016, Net of Tax	$(577)	$(62)	$(639)

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

CSX Q3 2016 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,691	$19	$2,710
Expense	(63)	1,960	(28)	1,869
Operating Income	63	731	47	841

Equity in Earnings of Subsidiaries	505	1	(506)	—
Interest (Expense) / Benefit	(141)	(7)	9	(139)
Other Income / (Expense) - Net	—	9	4	13

Earnings Before Income Taxes	427	734	(446)	715
Income Tax Benefit / (Expense)	28	(268)	(20)	(260)
Net Earnings	$455	$466	$(466)	$455

Total Comprehensive Earnings	$465	$467	$(467)	$465

Third Quarter 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,920	$19	$2,939
Expense	(154)	2,182	(22)	2,006
Operating Income	154	738	41	933

Equity in Earnings of Subsidiaries	496	—	(496)	—
Interest (Expense) / Benefit	(134)	(8)	6	(136)
Other Income / (Expense) - Net	(1)	5	(2)	2

Earnings Before Income Taxes	515	735	(451)	799
Income Tax (Expense) / Benefit	(8)	(273)	(11)	(292)
Net Earnings	$507	$462	$(462)	$507

Total Comprehensive Earnings	$518	$462	$(462)	$518

CSX Q3 2016 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$7,974	$58	$8,032
Expense	(202)	5,985	(136)	5,647
Operating Income	202	1,989	194	2,385

Equity in Earnings of Subsidiaries	1,399	1	(1,400)	—
Interest (Expense) / Benefit	(425)	(27)	29	(423)
Other Income / (Expense) - Net	1	24	3	28

Earnings Before Income Taxes	1,177	1,987	(1,174)	1,990
Income Tax (Expense) / Benefit	79	(735)	(78)	(734)
Net Earnings	$1,256	$1,252	$(1,252)	$1,256

Total Comprehensive Earnings	$1,282	$1,253	$(1,253)	$1,282

Nine Months 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,972	$58	$9,030
Expense	(448)	6,765	(80)	6,237
Operating Income	448	2,207	138	2,793

Equity in Earnings of Subsidiaries	1,482	—	(1,482)	—
Interest (Expense) / Benefit	(399)	(24)	19	(404)
Other Income / (Expense) - Net	(4)	18	(6)	8

Earnings Before Income Taxes	1,527	2,201	(1,331)	2,397
Income Tax (Expense) / Benefit	(25)	(824)	(46)	(895)
Net Earnings	$1,502	$1,377	$(1,377)	$1,502

Total Comprehensive Earnings	$1,523	$1,374	$(1,374)	$1,523

CSX Q3 2016 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
September 23, 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$448	$130	$25	$603
Short-term Investments	150	—	2	152
Accounts Receivable - Net	(3)	197	731	925
Receivable from Affiliates	1,158	2,504	(3,662)	—
Materials and Supplies	—	397	—	397
Other Current Assets	11	56	19	86
Total Current Assets	1,764	3,284	(2,885)	2,163

Properties	1	40,052	2,667	42,720
Accumulated Depreciation	(1)	(10,508)	(1,429)	(11,938)
Properties - Net	—	29,544	1,238	30,782

Investments in Conrail	—	—	830	830
Affiliates and Other Companies	(39)	628	14	603
Investments in Consolidated Subsidiaries	23,678	—	(23,678)	—
Other Long-term Assets	3	403	(103)	303
Total Assets	$25,406	$33,859	$(24,584)	$34,681

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$150	$679	$30	$859
Labor and Fringe Benefits Payable	36	371	43	450
Payable to Affiliates	3,601	445	(4,046)	—
Casualty, Environmental and Other Reserves	—	109	15	124
Current Maturities of Long-term Debt	613	19	(1)	631
Income and Other Taxes Payable	(334)	394	30	90
Other Current Liabilities	—	107	2	109
Total Current Liabilities	4,066	2,124	(3,927)	2,263

Casualty, Environmental and Other Reserves	—	202	48	250
Long-term Debt	9,127	761	—	9,888
Deferred Income Taxes - Net	(206)	9,470	241	9,505
Other Long-term Liabilities	763	468	(126)	1,105
Total Liabilities	$13,750	$13,025	$(3,764)	$23,011

Shareholders' Equity
Common Stock, $1 Par Value	$937	$181	$(181)	$937
Other Capital	125	5,094	(5,094)	125
Retained Earnings	11,233	15,575	(15,575)	11,233
Accumulated Other Comprehensive Loss	(639)	(30)	30	(639)
Noncontrolling Interest	—	14	—	14
Total Shareholders' Equity	$11,656	$20,834	$(20,820)	$11,670
Total Liabilities and Shareholders' Equity	$25,406	$33,859	$(24,584)	$34,681
Certain prior year data has been reclassified to conform to the current presentation.

CSX Q3 2016 Form 10-Q p.22

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

CSX Q3 2016 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$644	$2,089	$(245)	$2,488
Investing Activities
Property Additions	—	(1,469)	(121)	(1,590)
Purchases of Short-term Investments	(410)	—	—	(410)
Proceeds from Sales of Short-term Investments	1,070	—	—	1,070
Proceeds from Property Dispositions	—	11	—	11
Other Investing Activities	(3)	96	(67)	26
Net Cash Provided by (Used in) Investing Activities	657	(1,362)	(188)	(893)
Financing Activities
Long-term Debt Issued	—	—	—	—
Long-term Debt Repaid	—	(18)	(1)	(19)
Dividends Paid	(513)	(450)	450	(513)
Stock Options Exercised	—	—	—	—
Shares Repurchased	(778)	—	—	(778)
Other Financing Activities	(6)	(304)	—	(310)
Net Cash Provided by (Used in) Financing Activities	(1,297)	(772)	449	(1,620)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(45)	16	(25)
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$448	$130	$25	$603

CSX Q3 2016 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2015	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$637	$2,313	$(438)	$2,512
Investing Activities
Property Additions	—	(1,794)	(115)	(1,909)
Purchases of Short-term Investments	(1,170)	—	—	(1,170)
Proceeds from Sales of Short-term Investments	995	—	45	1,040
Proceeds from Property Dispositions	—	46	—	46
Other Investing Activities	(11)	93	(40)	42
Net Cash Provided by (Used in) Investing Activities	(186)	(1,655)	(110)	(1,951)
Financing Activities
Long-term Debt Issued	600	—	—	600
Long-term Debt Repaid	(200)	(28)	—	(228)
Dividends Paid	(512)	(563)	563	(512)
Stock Options Exercised	—	—	—	—
Shares Repurchased	(546)	—	—	(546)
Other Financing Activities	8	1	(12)	(3)
Net Cash Provided by (Used in) Financing Activities	(650)	(590)	551	(689)
Net Increase (Decrease) in Cash and Cash Equivalents	(199)	68	3	(128)
Cash and Cash Equivalents at Beginning of Period	510	100	59	669
Cash and Cash Equivalents at End of Period	$311	$168	$62	$541

CSX Q3 2016 Form 10-Q p.25

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2016 HIGHLIGHTS

•	Revenue declined $229 million to $2.7 billion or 8 percent from a year ago.

•	Expenses of $1.9 billion improved $137 million or 7 percent year over year.

•	Operating income of $841 million decreased $92 million or 10 percent year over year.

•	Operating ratio of 69.0% increased 70 basis points versus last year's quarter.

•	Earnings per share of $0.48 decreased $0.04 or 8 percent year over year.

	Third Quarters				Nine Months
	2016	2015	Fav / (Unfav)	% Change	2016	2015	Fav / (Unfav)	% Change
Volume (in thousands)	1,574	1,712	(138)	(8)%	4,720	5,106	(386)	(8)%

(in millions)
Revenue	$2,710	$2,939	$(229)	(8)%	$8,032	$9,030	$(998)	(11)%
Expense	1,869	2,006	137	7%	5,647	6,237	590	9%
Operating Income	$841	$933	$(92)	(10)%	$2,385	$2,793	$(408)	(15)%

Operating Ratio	69.0%	68.3%	(70)	bps	70.3%	69.1%	(120)	bps

Earnings Per Diluted Share	$0.48	$0.52	$(0.04)	(8)%	$1.32	$1.52	$(0.20)	(13)%

For additional information, refer to Results of Operations discussed on pages 27 through 30.

CSX Q3 2016 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Agricultural
Agricultural and Food Products (a)	109	121	(10)%	$295	$321	(8)%	$2,706	$2,653	2%
Fertilizers (a)	72	71	1	104	111	(6)	1,444	1,563	(8)
Industrial
Chemicals (a)	173	187	(7)	542	582	(7)	3,133	3,112	1
Automotive	115	109	6	304	287	6	2,643	2,633	—
Metals and Equipment (a)	63	72	(13)	180	190	(5)	2,857	2,639	8
Housing and Construction
Minerals (a)	86	87	(1)	125	125	—	1,453	1,437	1
Forest Products	68	73	(7)	191	203	(6)	2,809	2,781	1
Total Merchandise	686	720	(5)	1,741	1,819	(4)	2,538	2,526	—
Coal	207	261	(21)	467	583	(20)	2,256	2,234	1
Intermodal	681	731	(7)	425	451	(6)	624	617	1
Other			—	77	86	(10)	—	—	—
Total	1,574	1,712	(8)%	$2,710	$2,939	(8)%	$1,722	$1,717	—%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Agricultural
Agricultural and Food Products (a)	346	378	(8)%	$925	$1,010	(8)%	$2,673	$2,672	—%
Fertilizers (a)	220	227	(3)	345	369	(7)	1,568	1,626	(4)
Industrial
Chemicals (a)	520	550	(5)	1,622	1,736	(7)	3,119	3,156	(1)
Automotive	349	330	6	907	867	5	2,599	2,627	(1)
Metals and Equipment (a)	196	219	(11)	531	555	(4)	2,709	2,534	7
Housing and Construction
Minerals (a)	230	228	1	345	346	—	1,500	1,518	(1)
Forest Products	204	220	(7)	572	603	(5)	2,804	2,741	2
Total Merchandise	2,065	2,152	(4)	5,247	5,486	(4)	2,541	2,549	—
Coal	602	845	(29)	1,282	1,851	(31)	2,130	2,191	(3)
Intermodal	2,053	2,109	(3)	1,249	1,316	(5)	608	624	(3)
Other	—	—	—	254	377	(33)	—	—	—
Total	4,720	5,106	(8)%	$8,032	$9,030	(11)%	$1,702	$1,769	(4)%

(a) At the beginning of the quarter, in order to better align markets with the Company's business strategy, changes were made in the categorization of certain lines of business. Prior periods have been reclassified to conform to the current presentation and are posted on the Company's website at csx.com under the investors section.

•	Agricultural and Food Products includes the combination of the previous Agricultural Products and Food and Consumer markets.

•	Fertilizers was previously named Phosphates and Fertilizers.

•	Metals and Equipment includes the Equipment portion of the previous Waste and Equipment market.

•
Chemicals includes the Waste portion of the previous Waste and Equipment market. Chemicals also includes fly ash for remediation purposes (a form of waste) which was previously included within the Minerals market.

CSX Q3 2016 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2016
Revenue
Revenue was down $229 million to $2.7 billion from the prior year's third quarter as price gains were more than offset by volume declines, lower fuel surcharge revenue and negative business mix.

Merchandise
Agricultural Sector
Agricultural and Food Products - Volume decline, primarily in grain products, reflected additional local truck sourcing to feed mills in lieu of longer-haul rail moves, spurred by a large southeastern crop. In addition, the strong U.S. dollar continued to support import grain as a supplement to domestic, rail-sourced grain.

Fertilizers - Volume increased modestly, as robust demand in Brazil drove strength in export phosphates. This growth was partially offset as oversupply hampered nitrogen shipments leading to declines in domestic fertilizer.

Industrial Sector
Chemicals - Lower volume reflected ongoing difficulties in energy markets, specifically crude oil, in which economics are increasingly challenged for crude-by-rail to the East Coast. The continued ramp up of shipments of fly ash, a by-product of burning coal that requires environmental remediation and is now included in the realigned chemicals market, partially offset overall volume decline.

Automotive - Volume increased as North American light vehicle production continued at a high level and CSX experienced growth across several key customers. Movement of trucks and SUV’s continued to outpace passenger cars, which was consistent with consumer buying patterns.

Metals and Equipment - Volume declined as CSX continued to cycle mill closures and lower production levels at remaining mills brought on by persistent, above-average import steel levels resulting from the strong U.S. dollar.

Housing and Construction Sector
Forest Products - Volume declined in paper products due to continued industry consolidation, electronic substitution and near-term losses to truck as a result of excess capacity and low prices. Further, a strong U.S. dollar challenged exports and increased imports that do not generally move by rail.

Minerals - Volume was down modestly, primarily as a result of reduced steel production, which hampered demand for lime, an input to steel making. However, aggregates movement continued at high levels, reflecting road and non-residential construction momentum, particularly in the south.

CSX Q3 2016 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Coal
Domestic Utility Coal - Volume declines, though still significant, began to moderate as hot summer weather drove additional demand despite high coal inventories and low natural gas prices.

Domestic Coke, Iron Ore and Other - Volumes remained weak in the face of an oversupplied coke market driven by continued softness in domestic integrated steel production and the idling of a customer facility.

Export Coal - Volume was down due to oversupply in the world market and a strong U.S. dollar that continued to hinder U.S. producer competitiveness. However, both metallurgical and thermal benchmarks improved during the quarter such that the rate of volume decline became considerably less when compared to previous quarters.

Intermodal
Domestic - Volume decreased three percent driven by the competitive loss of some short-haul interchange traffic. Despite ample over-the-road truck capacity, the balance of the domestic portfolio remained near historic highs, reflecting success with CSX’s highway-to-rail conversion program and improved network service offerings and service levels.

International - Volume was down 12 percent, reflecting the continued cycling of a prior account loss and the weaker global freight environment.

Expenses
Expenses decreased $137 million to $1.9 billion year over year, primarily driven by efficiency savings and lower volume-related costs. Variances versus the prior year's third quarter are described below.

Labor and Fringe expense decreased $25 million due to the following:

•	Incentive compensation was $37 million higher reflecting the expected award payouts on existing plans.

•	Inflation resulted in $28 million of additional cost driven primarily by increased health and welfare costs.

•	Efficiency savings of $53 million were driven by lower operating support costs as a result of structural changes and reduced crew training.

•	Volume-related costs were $35 million lower.

•	Other costs decreased $2 million.

Materials, Supplies and Other expense decreased $73 million due to the following:

•	Inflation resulted in $9 million of additional cost.

•	Efficiency savings of $38 million were primarily related to lower operating support costs, driven by structural changes, and lower non-operating support costs, driven by broad cost containment.

•	Train accidents, casualty and freight loss were $22 million lower, primarily due to prior year train accidents costs that were higher than the current period.

•	Volume-related costs were $7 million lower.

•	Various other costs decreased $15 million.

Fuel expense decreased $49 million due to the following:

•	An 11 percent price decline was the primary driver for $20 million in fuel expense savings.

•	Efficiency savings of $15 million were primarily related to locomotive fuel reduction technology and process improvement.

•	Volume-related costs were $14 million lower.

Depreciation expense increased $19 million due to a larger asset base.

CSX Q3 2016 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equipment and Other Rents expense decreased $9 million due to the following:

•	Inflation resulted in $3 million of additional cost due to higher rates on automotive freight cars.

•	Volume-related costs were $3 million higher due to increases in automotive volume.

•	Efficiency savings of $6 million were due to improved car cycle times.

•	Other costs decreased $9 million primarily due to lower intermodal and other equipment rents.

Interest expense increased $3 million primarily due to higher average debt balances partially offset by lower average interest rates.

Other income - net increased $11 million primarily due to a prior year environmental cleanup cost related to non-operating activities that did not repeat in the current year, as well as miscellaneous income items.

Income tax expense decreased $32 million primarily due to lower earnings.

Nine Months Results of Operations
Revenue decreased $998 million reflecting significant volume declines, lower fuel recoveries and a $99 million year-over-year decline in other revenue related to payments received in 2015 from customers that did not meet volume commitments. These impacts more than offset any pricing gains.
Expenses were lower by $590 million driven by efficiency savings of $341 million and lower volume-related costs of $202 million as a result of structural changes and broad cost containment in the face of the dynamic market environment. In addition, the reduction in the price of fuel resulted in an expense decline of $154 million year-to-date.
Operating income decreased $408 million primarily due to volume declines, partially offset by efficiency savings.
Interest expense increased $19 million primarily due to higher average debt balances partially offset by lower average interest rates associated with newer debt.
Other income - net increased $20 million due to several non-operating items, none of which were individually significant.
Income tax expense decreased $161 million primarily due to lower earnings.

CSX Q3 2016 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	Third Quarters			Nine Months
	2016	2015	Improvement/ (Deterioration)	2016	2015	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	1.23	1.06	(16)%	1.02	0.88	(16)%
FRA Train Accident Rate	2.22	2.88	23%	2.38	2.52	6%

On-Time Originations	84%	76%	11%	84%	64%	31%
On-Time Arrivals	64%	54%	19%	66%	48%	38%

Train Velocity	20.8	20.5	1%	21.0	20.3	3%
Dwell	25.6	25.2	(2)%	25.6	25.9	1%

Cars-On-Line	207,964	204,082	(2)%	207,092	206,075	—%
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

CSX Q3 2016 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX’s FRA reportable personal injury frequency index of 1.23 for the quarter was 16 percent unfavorable as a reduction in the number of injuries was more than offset by a significant decline in man-hours due to fewer employees. The FRA train accident frequency rate of 2.22 for the quarter improved 23 percent from the prior year.  The Company remains committed to ongoing improvement, with a focus on avoiding catastrophic events.

CSX’s operating performance in the third quarter was improved versus last year and stable sequentially. On-time originations were 84 percent, an 11 percent improvement year-over-year, and on-time arrivals increased 19 percent, to 64 percent. Average train velocity of 20.8 miles per hour and terminal dwell of 25.6 hours remained stable when compared to the prior year.  The Company expects to sustain or improve this level of performance while continuing to drive productivity and resource efficiency.

LIQUIDITY AND CAPITAL RESOURCES
The following are material changes in the consolidated balance sheets and sources of liquidity and capital, which provide an update to the discussion included in CSX's most recent annual report on Form 10-K.

Material Changes in Consolidated Balance Sheets and Significant Cash Flows
Consolidated Balance Sheets
Total assets decreased $64 million from prior year due to net cash outflows, including short-term investment activity, of $683 million partially offset by the increase in net properties of $608 million. Total liabilities and shareholders' equity combined decreased $64 million from year end due to $307 million repayment of seller-financed assets and lower pension and other post-retirement benefit liabilities of $36 million, offset by an increase in deferred income taxes of $326 million.

Significant Cash Flows
The following chart highlights net cash activity of $25 million as compared to $128 million for operating, investing and financing activities for nine months ended 2016 and 2015.

•
Cash provided by operating activities decreased $24 million driven by voluntary contributions to the Company's qualified pension plans and working capital activities, partially offset by lower incentive compensation payments.

•	Cash used in investing activities declined $1,058 million primarily driven by lower purchases of short-term investments and lower property additions.

•	Cash used in financing activities increased $931 million due to lower net debt issued, the repayment of seller-financed assets and higher share repurchases.

CSX Q3 2016 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Projected capital investments for 2016 are expected to be $2.7 billion, including approximately $300 million for Positive Train Control ("PTC"). This $2.7 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in the year the reimbursement obligation arises. Of the 2016 investment, approximately 40 percent will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and service improvements. CSX intends to fund capital investments through cash generated from operations.

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.2 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through September 2016 was $1.7 billion.

Liquidity and Working Capital
As of the end of third quarter 2016, CSX had $755 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

Subsequent to the third quarter, on September 28, 2016, the Company renewed and modified its existing receivables securitization facility. The facility was to expire in June 2017 and is now extended with a similar three-year term scheduled to expire in September 2019. It was also modified to provide liquidity of up to $200 million, changed from $250 million, along with modifications to other terms. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital deficit of $100 million and surplus of $888 million as of September 23, 2016 and December 25, 2015, respectively. This large change since year-end in working capital of $988 million relates to cash used for property additions of $1,590 million, share repurchases of $778 million and dividends of $513 million more than offsetting cash generated from operations of $2,488 million. Also, debt due in the next 12 months increased $611 million.

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

CSX Q3 2016 Form 10-Q p.33

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

CSX Q3 2016 Form 10-Q p.34

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

•	competition from other modes of freight transportation, such as trucking and competition and consolidation or financial distress within the transportation industry generally;

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

CSX Q3 2016 Form 10-Q p.35

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

ITEM 4. CONTROLS AND PROCEDURES
As of September 23, 2016, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 23, 2016, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2016 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.
Environmental Proceedings That Could Result in Fines Above $100,000
In connection with a CSXT train derailment in Mount Carbon, West Virginia in February 2015, the Company has entered into discussions with the U.S. Department of Justice and the U.S. Environmental Protection Agency concerning a regulatory penalty related to a release of product into the environment. Although final resolution of this matter is subject to further discussions and potential litigation, the Company does not believe that the outcome will have a material effect on its financial position, results of operations or liquidity.
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

CSX Q3 2016 Form 10-Q p.36

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In April 2015, the Company announced a new $2 billion share repurchase program, which is expected to be completed by April 2017. During the third quarter of 2016 , the Company repurchased approximately $263 million, or ten million shares. Shares are retired immediately upon repurchase. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. In accordance with the Equity Topic in the ASC, the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings are only impacted by net earnings and dividends.

Share repurchase activity for the third quarter 2016 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$810,810,259
July	3,078,740	$26.65	2,972,000	731,808,366
August	2,940,485	28.28	2,940,100	648,648,448
September	3,492,370	28.58	3,492,100	548,855,151
Ending Balance	9,511,595	$27.86	9,404,200	$548,855,151

(a) Third quarter 2016 consisted of the following fiscal periods: July (June 25, 2016 - July 22, 2016), August (July 23, 2016 - August 19, 2016), September (August 20, 2016 - September 23, 2016).
(b) The difference of 107,395 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
    None

CSX Q3 2016 Form 10-Q p.37

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.1	CSX Executives' Deferred Compensation Plan Effective January 1, 2017*
Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 23, 2016 filed with the SEC on October 12, 2016, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 23, 2016 and September 25, 2015, (ii) consolidated comprehensive income statements for the fiscal periods ended September 23, 2016 and September 25, 2015, (iii) consolidated balance sheets at September 23, 2016 and December 25, 2015, (iv) consolidated cash flow statements for the fiscal periods ended September 23, 2016 and September 25, 2015, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q3 2016 Form 10-Q p.38

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: October 12, 2016

CSX Q3 2016 Form 10-Q p.39