Form 10-K
period 2016-12-30
CSX CORP
filed 2017-02-14
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2016
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
Yes (  ) No (X)
On June 24, 2016 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $24 billion (based on the New York Stock Exchange closing price on such date).

There were 926,446,993 shares of Common Stock outstanding on January 27, 2017 (the latest practicable date that is closest to the filing date).
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2017 annual meeting of shareholders.

CSX 2016 Form 10-K p. 1

CSX 2016 Form 10-K p. 2

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies.  The Company provides rail-based transportation services including traditional rail service and the transport of intermodal containers and trailers.

The Company’s number of employees was approximately 27,000 as of December 2016, which includes approximately 22,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business
     During 2016, the Company's services generated $11.1 billion of revenue and served three primary lines of business:

•
The merchandise business shipped 2.8 million carloads and generated 64% of revenue and 43% of volume in 2016. The Company’s merchandise business is comprised of shipments in the following diverse markets: agricultural and food products, fertilizers, chemicals, automotive, metals and equipment, minerals and forest products.

•
The coal business shipped 838 thousand carloads and accounted for 17% of revenue and 13% of volume in 2016.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for 16% of revenue and 44% of volume in 2016. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 3% of the Company’s total revenue in 2016.  This category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held beyond a specified period of time. Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

CSX 2016 Form 10-K p. 3

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

CSX 2016 Form 10-K p. 4

CSX CORPORATION
PART I

Regulatory Environment
The Company's operations are subject to various federal, state, provincial (Canada) and local laws and regulations generally applicable to businesses operating in the United States and Canada.  In the U.S., the railroad operations conducted by the Company's subsidiaries, including CSXT, are subject to the regulatory jurisdiction of the Surface Transportation Board (“STB”), the Federal Railroad Administration (“FRA”), and its sister agency within the U.S. Department of Transportation ("DOT"), the Pipeline and Hazardous Materials Safety Administration (“PHMSA”).  Together, FRA and PHMSA have broad jurisdiction over railroad operating standards and practices, including track, freight cars, locomotives and hazardous materials requirements.  In addition, the U.S. Environmental Protection Agency (“EPA”) has regulatory authority with respect to matters that impact the Company's properties and operations.  The EPA is considering regulatory action directed towards the railroad industry governing the disposal of creosote cross-ties and seeking to increase air emission regulations that may impact our operations or increase costs. Similarly, the Transportation Security Administration (“TSA”), a component of the Department of Homeland Security, has broad authority over railroad operating practices that may have homeland security implications. In Canada, the railroad operations conducted by the Company’s subsidiaries, including CSXT, are subject to the regulatory jurisdiction of the Canadian Transportation Agency.

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

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported.  The Company expects to incur significant capital costs in connection with the implementation of PTC as well as related ongoing operating expenses.  CSX currently estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion for the Company. Total PTC investment through 2016 was $1.8 billion.

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

CSX 2016 Form 10-K p. 5

CSX CORPORATION
PART I

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
New rules regarding, among other things, competitive access or revenue adequacy could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. For further discussion on regulatory risks to the Company, see Item 1A. Risk Factors.

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

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2016, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CSX 2016 Form 10-K p. 6

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
     Legislation passed by Congress, new regulations issued by federal agencies or executive orders issued by the President of the United States could significantly affect the revenues, costs and profitability of the Company's business.  For instance, several of the proposals under consideration by the STB could have a significant negative impact on the Company's ability to negotiate prices for the value of rail services provided and meet service standards, which could force a reduction in capital spending.  In addition, statutes imposing price constraints or affecting rail-to-rail competition could adversely affect the Company's profitability.

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

CSX 2016 Form 10-K p. 7

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

Additionally, depressed crude oil prices due to increased supply or lower demand could result in a further decrease in domestic crude oil production, which could have an adverse effect on crude oil volumes for CSX. In addition, new regulations related to the shipment of crude oil by rail, including proposed rail car safety standards, could increase costs for CSX, negatively impact network fluidity or have an adverse impact on customers.

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

Climate change and other emissions-related laws and regulations could adversely affect the Company's operations and financial results.
     Climate change and other emissions-related laws and regulations have been proposed and, in some cases adopted, on the federal, state, provincial and local levels.  These final and proposed laws and regulations take the form of restrictions, caps, taxes or other controls on emissions.  In particular, the EPA has issued various regulations and may issue additional regulations targeting emissions, including rules and standards governing emissions from certain stationary sources and from vehicles.

CSX 2016 Form 10-K p. 8

CSX CORPORATION
PART I

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

CSX 2016 Form 10-K p. 9

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

The Company could be adversely impacted by actions of activist stockholders, and such activism could impact the value of the Company’s securities.
While the Company continually engages with shareholders and considers their views on business and strategy, responding to activist shareholders can be costly and time-consuming, disrupt operations and divert the attention of management and employees. The uncertainties associated with such activities could interfere with the Company’s ability to effectively execute its strategic plan, impact customer retention and long-term growth, and limit the Company's ability to hire and retain personnel. In addition, a proxy contest for the election of directors could require the Company to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and the board of directors. Uncertainties related to, or the results of, such activism could affect the market price and volatility of the Company's securities.

CSX 2016 Form 10-K p. 10

CSX CORPORATION
PART I

The Company may be subject to various claims and lawsuits that could result in significant expenditures.
     As part of its railroad and other operations, the Company is subject to various claims and lawsuits related to disputes over commercial practices, labor and unemployment matters, occupational and personal injury claims, property damage, environmental and other matters.  The Company may experience material judgments or incur significant costs to defend existing and future lawsuits. Although the Company maintains insurance to cover some of these types of claims and establishes reserves when appropriate, final amounts determined to be due on any outstanding matters may exceed the Company's insurance coverage or differ materially from the recorded reserves.  Additionally, the Company is subject to adverse developments not currently reflected in the Company's reserve estimates.

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

CSX 2016 Form 10-K p. 11

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

CSXT’s track structure includes main thoroughfares, connecting terminals and yards (known as mainline track), track within terminals and switching yards, track adjacent to the mainlines used for passing trains, track connecting the mainline track to customer locations and track that diverts trains from one track to another known as turnouts.  Total track miles are greater than CSXT’s approximately 21,000 route miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads.  At December 2016, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,530
Terminals and switching yards	9,396
Passing sidings and turnouts	937
Total	36,863

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as hubs between the Company and its local customers and as sorting facilities where railcars and intermodal containers often are received, re-sorted and placed onto new outbound trains.  The Company’s ten largest yards and terminals based on annual volume (number of railcars or intermodal containers processed) are listed in the table below.

Yards and Terminals	Annual Volume (number of units processed)
Chicago, IL (Bedford Park) - Intermodal	1,136,124
North Baltimore, OH (Northwest Ohio) - Intermodal	809,254
Waycross, GA	677,003
Selkirk, NY	545,310
Nashville, TN	539,407
Willard, OH	515,335
Cincinnati, OH	496,299
Indianapolis, IN	496,235
Hamlet, NC	458,760
Louisville, KY	417,679

CSX 2016 Form 10-K p. 12

CSX CORPORATION
PART I

Network Geography
     CSXT’s operations are primarily focused on four major transportation networks and corridors which are defined geographically and by commodity flows below.

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and the Midwest to metropolitan areas in New York and New England.  This route, also known as the “waterlevel route,” has minimal hills and grades and nearly all of it has two main tracks (referred to as double track).  These superior engineering attributes permit the corridor to support consistent, high-speed intermodal, automotive and merchandise service.  This corridor is a primary route for import traffic coming from the far east through western ports moving eastward across the country, through Chicago and into the population centers in the Northeast.  The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the Midwest.  This route carries goods from all three of the Company’s major markets – merchandise, coal and intermodal.

Interstate 95 (I-95) Corridor – The CSXT I-95 Corridor connects Charleston, Jacksonville, Miami and many other cities throughout the Southeast with the heavily populated mid-Atlantic and northeastern cities of Baltimore, Philadelphia and New York.  CSXT primarily transports food and consumer products, as well as metals and chemicals along this line.  It is the leading rail corridor along the eastern seaboard south of the District of Columbia, and provides access to major eastern ports.

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

Coal Network – The CSXT coal network connects the coal mining operations in the Appalachian mountain region and Illinois basin with industrial areas in the Southeast, Northeast and Mid-Atlantic, as well as many river, lake, and deep water port facilities. The domestic coal market has declined significantly over the past several years and export coal remains subject to a high degree of volatility. CSXT’s coal network remains well positioned to supply utility markets in both the Northeast and Southeast and to transport coal shipments for export outside of the U.S.  Roughly one-third of the tons of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

See the following pages for maps of the CSX Rail Network and CSX Intermodal Rail Network.

CSX 2016 Form 10-K p. 13

CSX CORPORATION
PART I

CSX Rail Network

Montreal
Syracuse
Selkirk
Buffalo
Detroit
Chicago
Walbridge
Cleveland
Stanley
Willard
Greenwich
Columbus
Cumberland
Locust Point
Curtis Bay
Avon
Cincinnati
Louisville
Richmond
Rocky Mount
Nashville
Hamlet
Florence
Atlanta
Birmingham
Charleston
Montgomery
E. Savannah
Waycross
Mobile
Jacksonville
New Orleans
Tampa
Major Terminals
CSX Rail Network

CSX 2016 Form 10-K p. 14

CSX CORPORATION
PART I

CSX Intermodal Rail Network

CSX 2016 Form 10-K p. 15

CSX CORPORATION
PART I

Locomotives
     At December 2016, CSXT owned 4,400 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are the power source used primarily to pull trains.  Switching locomotives are used in yards to sort railcars so that the right railcar is attached to the right train in order to deliver it to its final destination.  Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain.  At December 2016, CSXT’s fleet of owned locomotives consisted of the following types:

	Locomotives	%	Average Age (years)
Freight	3,880	88%	20
Switching	311	7%	37
Auxiliary Units	209	5%	24
Total	4,400	100%	20

Equipment
     In 2016, the average daily fleet of cars on line consisted of approximately 208,000 cars. At any time, over half of the railcars on the CSXT system are not owned or leased by the Company. Examples of these include railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service), multi-level railcars used to transport automobiles (which are shared between railroads) and doublestack railcars, or well cars (which are industry pooled), that allow for two intermodal containers to be loaded one above the other.

At December 2016, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	23,802	37%
Multi-level flat cars	12,069	19%
Open-top hoppers	11,089	17%
Covered hoppers	10,030	15%
Box cars	7,151	11%
Flat cars	648	1%
Other cars	370	—%
Subtotal freight cars	65,159	100%
Containers	18,147
Total equipment	83,306

CSX 2016 Form 10-K p. 16

CSX CORPORATION
PART I

The Company’s revenue-generating equipment, either owned or long-term leased, consists of freight cars and containers as described below.

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

Covered hoppers – Have a permanent roof and are segregated based upon commodity density.  Lighter bulk commodities such as grain, fertilizer, flour, salt, sugar, clay and lime are shipped in large cars called jumbo covered hoppers.  Heavier commodities like cement, ground limestone and industrial sand are shipped in small cube covered hoppers.

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

Other cars – Primarily leased refrigerator cars and slab steel cars.

Containers – Weather-proof boxes used for bulk shipment of freight.

Item 3.  Legal Proceedings

For further details, please refer to Note 7. Commitments and Contingencies of this annual report on Form 10-K.
Environmental Proceedings That Could Result in Fines Above $100,000
In connection with a CSXT train derailment in Mount Carbon, West Virginia in February 2015, the Company has entered into discussions with the U.S. Department of Justice and the U.S. Environmental Protection Agency concerning a regulatory penalty related to a release of product into the environment. Although final resolution of this matter is subject to further discussions and potential litigation, the Company does not believe that the outcome will have a material adverse effect on its financial position, results of operations or liquidity.

Item 4.  Mine Safety Disclosure

Not Applicable

CSX 2016 Form 10-K p. 17

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
Michael J. Ward, 66 Chairman and Chief Executive Officer
A 39-year veteran of the Company, Ward has served as Chairman and Chief Executive Officer of CSX since January 2003.

Ward’s distinguished railroad career has included key executive positions in nearly all aspects of the Company’s business, including sales and marketing, operations and finance.

Clarence W. Gooden, 65 President
Clarence Gooden has served as President of CSX since September 2015 with responsibility for operations and sales and marketing. In this role, he is responsible for safe and reliable operations as well as a highly diversified market portfolio serving all facets of the North American economy.

As an employee of the Company for 46 years, Gooden previously served as Executive Vice President and Chief Commercial Officer since 2004 where he was responsible for generating customer revenue, forecasting business trends and developing CSX's model for future revenue growth. Gooden has also held key executive positions in both operations and sales and marketing.

Frank A. Lonegro, 48 Executive Vice President and Chief Financial Officer
Lonegro has served as Executive Vice President and Chief Financial Officer of CSX since September 2015. In this capacity, he directs all financial and strategic planning activities, including accounting, financial planning, purchasing, tax, treasury and investor relations.

During his 16-year tenure with the Company, Lonegro also served as Vice President Internal Audit, President of CSX Technology, Vice President Mechanical and Vice President Service Design. Additionally, he led development and implementation of Positive Train Control, an advanced train control system, to further enhance the Company’s safety performance.

Cindy M. Sanborn, 52 Executive Vice President and Chief Operating Officer
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

CSX 2016 Form 10-K p. 18

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Fredrik J. Eliasson, 46 Executive Vice President and Chief Sales and Marketing Officer
Eliasson has served as Executive Vice President and Chief Sales and Marketing Officer of CSX since September 2015. In this capacity, he directs all customer-facing aspects of the Company’s business, including market growth, forecasting business trends and development of strategic plans for revenue growth.

During his 21-year tenure with the Company, he also served as Executive Vice President and Chief Financial Officer. Prior to becoming CFO, he led development of two of the Company’s major markets as Vice President of Chemicals and Fertilizer and Vice President of Emerging Markets. He also supported Sales and Marketing in a previous position as Vice President of Commercial Finance.

Ellen M. Fitzsimmons, 56 Executive Vice President of Law and Public Affairs, General Counsel and Corporate Secretary
Fitzsimmons has been the Executive Vice President of Law and Public Affairs, General Counsel, and Corporate Secretary of CSX since December 2003.  She serves as the Company’s Chief Legal Officer and oversees all government relations and public affairs activities as well as internal audit and other risk management functions.

During her 25-year tenure with the Company, her broad responsibilities have included key roles in major risk and corporate governance-related areas.

Cressie D. Brown, 55 Senior Vice President and Chief Administrative Officer
Brown has served as Senior Vice President and Chief Administrative Officer since July 2016. She is responsible for human resources, employee compensation and benefits, labor relations, real estate, facilities and aviation.

During her 28-year tenure with the Company, Brown previously served as Vice President of Labor Relations and Vice President of Service Design and Advanced Technology. She also has significant experience in technology, finance and customer service.

Kathleen Brandt, 53 Senior Vice President and Chief Information Officer
Brandt has been Senior Vice President and Chief Information Officer since July 2016. In this role, she directs the information technology to support the company's strategic objectives and leads the development and application of the tools and information to maximize safety, service excellence, and efficiency.

During her 31-year tenure with the Company, she previously served as President CSX Technology and has also made significant contributions to organizational strategy and capital planning.

Carolyn T. Sizemore, 54 Vice President and Controller
Sizemore has served as Vice President and Controller of CSX since April 2002. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

Sizemore’s responsibilities during her 27-year tenure with the Company have included roles in finance and audit-related areas including a variety of positions in accounting, finance strategies, budgets and performance analysis.

CSX 2016 Form 10-K p. 19

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide.  The official trading symbol is “CSX.”

Description of Common and Preferred Stock
     A total of 1.8 billion shares of common stock are authorized, of which 928,179,723 shares were outstanding as of December 30, 2016.  Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering.  At January 27, 2017, the latest practicable date that is closest to the filing date, there were 28,956 common stock shareholders of record.  The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 948 million as of December 30, 2016.  (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2016
Dividends	$0.18	$0.18	$0.18	$0.18	$0.72
Common Stock Price
High	$27.27	$27.97	$30.11	$37.42	$37.42
Low	$21.33	$24.36	$24.43	$29.39	$21.33
2015
Dividends	$0.16	$0.18	$0.18	$0.18	$0.70
Common Stock Price
High	$36.96	$37.67	$33.63	$30.53	$37.67
Low	$32.71	$31.87	$24.47	$24.58	$24.47

CSX 2016 Form 10-K p. 20

CSX CORPORATION
PART II

Stock Performance Graph
     The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2011 are illustrated on the graph below.  The Company references the Standard & Poor 500 Stock Index (“S&P 500”), which is a registered trademark of the McGraw-Hill Companies, Inc., and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.

CSX 2016 Form 10-K p. 21

CSX CORPORATION
PART II

CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In April 2015, the Company announced a $2 billion share repurchase program, which is expected to be completed by April 2017. Management's assessment of market conditions and other factors guide the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During 2016, 2015, and 2014, CSX repurchased $1.1 billion or 38 million shares, $804 million or 26 million shares, and $517 million or 17 million shares, respectively, of common stock. Shares are retired immediately upon repurchase. In accordance with the Equity Topic in the Accounting Standards Codification ("ASC"), the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings are only impacted by net earnings and dividends.

Share repurchase activity of $278 million for the fourth quarter 2016 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter (a)	Total Number of Shares Purchased (b)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$548,855,151
October	2,757,869	$30.39	2,736,609	465,695,348
November	3,117,190	32.02	3,116,900	365,903,976
December	2,634,900	36.30	2,634,900	270,270,134
Ending Balance	8,509,959	$32.82	8,488,409	$270,270,134
(a) Fourth quarter 2016 consisted of the following fiscal periods: October (September 24, 2016 - October 21, 2016), November (October 22, 2016 - November 25, 2016), and December (November 26, 2015 - December 30, 2016).
(b) The difference of 21,550 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX 2016 Form 10-K p. 22

CSX CORPORATION
PART II

Item 6.  Selected Financial Data

Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2016	2015	2014	2013	2012
Financial Performance
Revenue	$11,069	$11,811	$12,669	$12,026	$11,763
Expense	7,680	8,227	9,056	8,553	8,299
Operating Income	$3,389	$3,584	$3,613	$3,473	$3,464
Net Earnings from Continuing Operations	1,714	1,968	1,927	1,864	1,863
Operating Ratio	69.4%	69.7%	71.5%	71.1%	70.6%
Net Earnings Per Share:
From Continuing Operations, Basic	$1.81	$2.00	$1.93	$1.83	$1.80
From Continuing Operations, Assuming Dilution	1.81	2.00	1.92	1.83	1.79
Average Common Shares Outstanding
Basic	947	983	1,001	1,019	1,038
Assuming Dilution	948	984	1,002	1,019	1,040
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,020	$1,438	$961	$1,079	$1,371
Total Assets	35,414	34,745	32,747	31,462	30,436
Long-term Debt	10,962	10,515	9,349	8,857	8,884
Shareholders' Equity	11,694	11,668	11,176	10,504	9,136
Dividend Per Share	$0.72	$0.70	$0.63	$0.59	$0.54
Additional Data
Capital Expenditures (a)	$2,705	$2,562	$2,449	$2,313	$2,341
Employees -- Annual Averages (estimated)	27,350	31,285	31,511	31,254	32,120
Employees -- Year-end Count (estimated)	26,628	29,410	32,287	31,413	30,787

(a)
Capital expenditures include investments related to reimbursable public-private partnerships. These partnership investments of $41 million, $14 million, $8 million, $40 million and $166 million in 2016, 2015, 2014, 2013 and 2012, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore, the timing of receipts may differ from the timing of the investment.  See the capital expenditures table on page 46 for additional information.

Certain prior year data has been reclassified to conform to the current presentation.

CSX 2016 Form 10-K p. 23

CSX CORPORATION
PART II

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
TERMS USED BY CSX

When used in this report, unless otherwise indicated by the context, these terms are used to mean the following:

Car hire - A charge paid by one railroad for its use of cars belonging to another railroad or car owner.
Class I freight railroad - One of the largest line haul freight railroads as determined based on operating revenue; the exact revenue required to be in each class is periodically adjusted for inflation by the Surface Transportation Board. Smaller railroads are classified as Class II or Class III.
Common carrier mandate - A federal mandate that requires U.S. railroads to accommodate reasonable requests from shippers to carry any freight, including hazardous materials.
Demurrage - A charge assessed by railroads for the use of rail cars by shippers or receivers of freight beyond a specified free time.
Department of Transportation ("DOT") - A U.S Government agency with jurisdiction over matters of all modes of transportation.
Depreciation study (also referred to as a "life study") - A periodic statistical analysis of fixed asset service lives, salvage values, accumulated depreciation, and other factors for group assets along with a comparison of similar asset groups at other companies conducted by a third-party specialist.
Double-stack - Stacking containers two-high on specially equipped cars.
Drayage - The pickup or delivery of intermodal shipments by truck.
Federal Railroad Administration ("FRA") - The branch of the DOT that is responsible for developing and enforcing railroad safety regulations, including safety standards for rail infrastructure and equipment.
Free cash flow - The calculation of a non-GAAP measure by using net cash provided by operating activities and adjusting for property additions and certain other investing activities. Free cash flow is a measure of cash available for paying dividends, share repurchases and principal reduction on outstanding debt.
Group-life method - A type of depreciation in which assets with similar useful lives and characteristics are aggregated into groups. Instead of calculating depreciation for individual assets, depreciation is calculated for each group.
Highway-to-rail - An initiative to assist new and existing customers in identifying freight moves that would benefit from converting from a highway-only move to one that utilizes intermodal containers on rail and local drayage by truck.
Incidental revenue - Revenue for switching, demurrage, storage, etc.
Intermodal - A flexible way of transporting freight over water, highway and rail without being removed from the original transportation equipment, namely a container or trailer.
Mainline - The main track thoroughfare, exclusive of terminals, yards, sidings and turnouts.

CSX 2016 Form 10-K p. 24

CSX CORPORATION
PART II

National Gateway - A multi-phase construction initiative aimed at increasing intermodal capacity on the CSX network by clearing key corridors between mid-Atlantic ports and the Midwest for double-stack trains. Construction on National Gateway projects is funded by CSX, the federal government, and individual states.
Revenue adequacy - The achievement of a rate of return on investment at least equal to the cost of investment capital, as measured by the STB.
Shipper - A customer shipping freight via rail.
Siding - Track adjacent to the mainline used for passing trains.
Staggers Act of 1980 - Congressional law which significantly deregulated the rail industry, replacing the regulatory structure in existence since the 1887 Interstate Commerce Act. Where previously rates were controlled by the Interstate Commerce Commission, the Staggers Act allowed railroads to establish their own rates for shipments, enhancing their ability to compete with other modes of transportation.
Surface Transportation Board ("STB") - An independent governmental adjudicatory body administratively housed within the DOT, responsible for the economic regulation of interstate surface transportation within the United States.
Switching - Putting cars in a specific order, placing cars for loading, retrieving empty cars or adding or removing cars from a train at an intermediate point.
Terminal - A facility, typically owned by a railroad, for the handling of freight and for the breaking up, making up, forwarding and servicing of trains.
TTX Company ("TTX") - A Company that provides its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20 percent of TTX's common stock, and the remainder is owned by the other leading North American railroads and their affiliates.
Turnout - A track that diverts trains from one track to another.
Yard - A system of tracks, other than main tracks and sidings, used for making up trains, storing cars and other purposes.

CSX 2016 Form 10-K p. 25

CSX CORPORATION
PART II

STRATEGIC OVERVIEW

CSX provides rail-based freight transportation services including traditional rail service, the transport of intermodal containers and trailers, as well as other transportation services such as rail-to-truck transfers and bulk commodity operations. The Company and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the long-term economic success and improved global competitiveness of the United States. In addition, freight railroads provide the most economical and environmentally efficient means to transport goods over land.

CSX's transportation solutions connect industries and population centers across the United States with each other and with global markets through access to over 70 port facilities allowing the Company to meet the dynamic transportation needs of manufacturers, industrial producers, construction companies, farmers and feed mills, wholesalers and retailers, energy producers and the U.S. Armed Forces. Through its network, the Company transports a diverse portfolio of commodities and products to meet the country's needs. These products range from agricultural goods, such as grains, to chemicals, automobiles, metals, building materials, paper, consumer products, and energy sources like coal, ethanol and liquefied petroleum gas. The Company categorizes these products into three primary lines of business: merchandise, intermodal and coal.

To support long-term growth and value creation consistent with the evolving trends in freight transportation, CSX has launched a new strategic initiative known as the CSX of Tomorrow: a safe, highly automated, resource-efficient railroad enabling Service Excellence, profitable growth and improved cash flow. The CSX of Tomorrow is comprised of four distinct strategic pillars and builds on the Company’s vision, purpose and core values.

CSX of Tomorrow Strategic Initiatives
Network of Tomorrow
The CSX of Tomorrow relies on the reach, capability and efficiency of the Company’s rail network to safely and effectively meet the demands of the evolving marketplace and provide increasingly flexible and responsive service to more diverse customers. To facilitate future productivity and growth, CSX is implementing a fundamentally new approach to the network—transforming the railroad into two interconnected networks: a primary network and a local network. The Company is expanding capacity in its primary network to enable increasingly dense traffic while providing improved service for customers and enabling future growth. Further, the Company’s capacity investments along the primary network will allow for additional train lengthening, improving efficiency and profitability. The local network will be operated at lower density and speed and will better allow for new customer site development as a result of easier access to the local network and the Company’s enhanced focus on local pickup and delivery of freight to customers.

Expanding capacity on U.S. rail networks provides substantial public benefits including job creation, increased business activity at U.S. ports, reduced highway congestion and lower air emissions. Therefore, CSX and its government partners are jointly working to invest in multi-year rail infrastructure projects. These public-private partnerships are a critical part of the Network of Tomorrow strategy for the Company. An example of one of these initiatives is the National Gateway, which is a public-private partnership that will increase intermodal capacity and create substantial environmental and efficiency advantages by clearing key corridors between mid-Atlantic ports and the Midwest for double-stack intermodal trains.

CSX 2016 Form 10-K p. 26

CSX CORPORATION
PART II

The modernization of the Virginia Avenue Tunnel in Washington, D.C. is the capstone project for the second, and final phase, of the National Gateway. This project improves the flow of freight traffic through the District of Columbia and eliminates a rail traffic bottleneck that also impacts commuter and passenger trains in the region. CSX completed the first of two new double-stack-cleared tunnels in 2016, and the second tunnel will be finished in late 2018. With the completion of the first tunnel, 95% of CSX intermodal freight now moves in double-stack service. Going forward, CSX will continue to explore other opportunities to partner with the public sector to maximize the many public benefits of freight rail.
Going forward, CSX will continue to explore other opportunities to partner with the public sector to maximize the many public benefits of freight rail. The Network of Tomorrow, along with enhanced operational efficiency, will allow CSX to continue to improve safety, lower the cost structure and provide superior service to customers.
Service Excellence
Service Excellence has long been a core component of CSX’s culture that engages all employees to focus on delivering value to customers through improved service levels, communications tools and advanced technologies. As part of the CSX of Tomorrow, the Company will continually strive to consistently meet, or exceed, customer commitments while ensuring all interactions with customers result in a positive experience. Improving the customer experience will allow CSX to continue delivering a safe, reliable and competitive product while enhancing the ability to profitably grow the business and continue to value price its service product. In addition, Service Excellence across the Network of Tomorrow will enable additional volume growth opportunities with new and existing customers, especially in the Company’s intermodal and merchandise businesses.
For example, CSX’s intermodal network connects all major population centers east of the Mississippi River and positions the Company to capture a significant share of the growing domestic intermodal market opportunity, currently estimated at nine million truckloads in the eastern United States that move over 550 miles. The company’s highway-to-rail initiative assists in growing this traffic by helping customers identify new conversion opportunities for both domestic intermodal moves and the U.S. portion of international intermodal moves.
To further enhance the Company’s intermodal offering and support future growth, CSX announced a new terminal in eastern North Carolina, known as the Carolina Connector, to capture local, regional, national and international intermodal freight movement opportunities prevalent in the vibrant mid-Atlantic market. This new terminal will be poised to replicate and leverage the success of the Northwest Ohio intermodal terminal by expanding the reach of the Company’s hub and spoke network strategy to provide further profitable growth, network connectivity and density, especially in smaller and mid-sized markets.
CSX continues to proactively seek the right opportunities to profitably grow the merchandise business. The Company will continue capitalizing on new opportunities to locate industries on the CSX network, especially on the local network where network connectivity costs will generally be the lowest for customers. Through industrial development, the Company helps new and existing customers grow their business and target new markets by providing access to pre-certified locations as well as project management services.
The Company’s coal markets have shifted dramatically over the past several years and continue to rapidly evolve. Domestic utility coal demand decreased again in 2016 relative to previous years while export coal remains subject to a high degree of volatility as a result of changes in the global economy, competition from foreign producers and regulatory impacts on coal mining in the United States. Longer-term, downward pressure on domestic utility coal volumes will likely persist as a result of continued low natural gas prices while global coal demand will likely be mixed as developing countries become more urbanized and industrialized countries continue to use an increasing amount of alternative fuels, other than coal, for electrical power generation. CSX will continue to provide a competitive service product amid coal’s market shifts while efficiently capitalizing on short-term demand fluctuations.

CSX 2016 Form 10-K p. 27

CSX CORPORATION
PART II

Highly Automated Railroad
For many years, CSX has utilized technology to enhance operational performance and decision-making. The CSX of Tomorrow will build upon this expertise and increasingly leverage technology (focusing on automation, advanced analytics and the use of mobility tools), innovation and process improvement. CSX is accelerating its technology investments to improve safety, resource efficiency, asset reliability and service levels for customers. Several key initiatives aimed at generating long-term value are focused on automating and optimizing critical operations across the Company. CSX will continue to implement specific workforce and regulatory strategies to ensure the safe, effective adoption of new technologies as the Company progresses towards becoming a Highly Automated Railroad.

Team of Tomorrow
CSX’s approximately 27,000 dedicated employees are the driving force behind the CSX of Tomorrow, contributing to the successful development and implementation of all strategic initiatives. As the CSX of Tomorrow requires an increasingly diverse skillset, the Team of Tomorrow will be a highly-capable, flexible, collaborative team, relentlessly focused on safety, service and value creation. To attract, retain and motivate the best talent in the marketplace, CSX will continue to provide a compelling value proposition for its employees. The Company is going to further enhance its investment in employee development, provide career opportunities, have market-competitive employee benefits and continue to reward the creation of customer and employee excellence. Through the Team of Tomorrow initiative, CSX strives to align our people with a culture that embraces the Company’s vision, purpose and core values, to safely and efficiently serve our customers and help ensure the successful implementation of the CSX of Tomorrow.

Balanced Approach to Cash Deployment
CSX remains highly committed to delivering value to shareholders through a balanced approach to deploying cash that includes investments in the business, dividend growth and share repurchases. In 2016, the Company invested $2.7 billion to further enhance the safety, reliability, efficiency, flexibility and capability of its network and its overall business. In addition, during 2016, CSX repaid $1.4 billion in outstanding debt to capitalize on the lower interest rate environment.

The Company continues to return value to its shareholders in the form of dividends and share repurchases. During 2016, the Company paid a quarterly cash dividend of $0.18 per common share, with total dividends paid to shareholders of $680 million for the year. Also in 2016, CSX continued share repurchases under its $2.0 billion program which began in 2015 and is expected to be completed by April 2017. CSX repurchased $1.1 billion, or 38 million shares, during 2016 under this program. As part of this balanced approach, the Company is committed to maintaining a credit profile consistent with a BBB+ rating by Standard & Poor’s and a Baa1 rating by Moody’s Investment Services.

Summary
The strategic initiatives and opportunities, as well as the strategic investments discussed above, provide a foundation for volume growth, continued value pricing, productivity improvement, enhanced customer service and continued advancements in the safety and reliability of operations. To continue these types of investments, the Company must be able to operate in a balanced regulatory environment in which it can generate adequate returns and drive shareholder value. These investments will enable the Company to deliver the CSX of Tomorrow: a safe, highly automated, resource-efficient railroad enabling Service Excellence, profitable growth and improved cash flow.

CSX 2016 Form 10-K p. 28

CSX CORPORATION
PART II

2016 HIGHLIGHTS

• Revenue of $11.1 billion decreased $742 million or six percent versus the prior year.

• Expenses of $7.7 billion decreased $547 million or seven percent year over year.

• Operating income of $3.4 billion decreased $195 million or five percent year over year.

• Operating ratio of 69.4 percent improved 30 basis points from 69.7 percent.

•	Earnings per diluted share of $1.81 decreased $0.19 or 10 percent year over year.

RESULTS OF OPERATIONS

2016 vs. 2015 Results of Operations (a)

	Fiscal Years
	2016	2015	$ Change	% Change
(Dollars in Millions)
Revenue	$11,069	$11,811	$(742)	(6)%
Expense
Labor and Fringe	3,159	3,290	131	4
Materials, Supplies and Other	2,069	2,336	267	11
Fuel	713	957	244	25
Depreciation	1,301	1,208	(93)	(8)
Equipment and Other Rents	438	436	(2)	—
Total Expense	7,680	8,227	547	7
Operating Income	3,389	3,584	(195)	(5)
Interest Expense	(579)	(544)	(35)	(6)
Debt Repurchase Expense	(115)	—	(115)	(100)
Other Income - Net	46	98	(52)	(53)
Income Tax Expense	(1,027)	(1,170)	143	12
Net Earnings	$1,714	$1,968	$(254)	(13)
Earnings Per Diluted Share:
Net Earnings	$1.81	$2.00	$(0.19)	(10)%
Operating Ratio	69.4%	69.7%		30	bps

(a) CSX follows a 52/53 week fiscal reporting calendar. Fiscal year 2016 included 53 weeks and fiscal year 2015 included 52 weeks. All 2016 information presented in Results of Operations is on a 53-week basis, under Generally Accepted Accounting Principles ("GAAP").

CSX 2016 Form 10-K p. 29

CSX CORPORATION
PART II

2016 vs. 2015 Results of Operations, continued

Volume and Revenue (Unaudited) (b)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Agricultural
Agricultural and Food Products (a)	477	503	(5)%	$1,286	$1,345	(4)%	$2,696	$2,674	1%
Fertilizers (a)	300	301	—	463	489	(5)	1,543	1,625	(5)
Industrial
Chemicals (a)	700	726	(4)	2,191	2,284	(4)	3,130	3,146	(1)
Automotive	482	450	7	1,261	1,175	7	2,616	2,611	—
Metals and Equipment (a)	259	284	(9)	704	723	(3)	2,718	2,546	7
Housing and Construction
Minerals (a)	310	306	1	464	459	1	1,497	1,500	—
Forest Products	274	290	(6)	773	796	(3)	2,821	2,745	3
Total Merchandise	2,802	2,860	(2)	7,142	7,271	(2)	2,549	2,542	—
Coal	838	1,063	(21)	1,833	2,300	(20)	2,187	2,164	1
Intermodal	2,811	2,838	(1)	1,726	1,762	(2)	614	621	(1)
Other	—	—	—	368	478	(23)	—	—	—
Total	6,451	6,761	(5)%	$11,069	$11,811	(6)%	$1,716	$1,747	(2)%

(a) In order to better align markets with the Company's business strategy, changes were made to the categorization of certain lines of business during the third quarter 2016. Prior periods have been reclassified to conform to the current presentation and are posted on the Company's website at csx.com under the investors section.

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

(b) CSX follows a 52/53 week fiscal reporting calendar and 2016 included 53 weeks. The revenue impact of the extra week was $178 million.

CSX 2016 Form 10-K p. 30

CSX CORPORATION
PART II

Revenue
In 2016, revenue decreased $742 million, or six percent, due to a five percent decline in volume (including the $178 million positive impact of an extra week of volume) and a significant decline in fuel recoveries, partially offset by pricing strength.

Merchandise
Agricultural
Agricultural and Food Products - Volume declined as the strong U.S. dollar continued to support import grain and a robust Southeastern crop spurred additional local truck sourcing, displacing grain shipments by rail. Additionally, ethanol market dynamics shifted to favor the Gulf region for storage and export, precluding CSX from participation in shipments from Western origins to the Gulf.

Fertilizers - Volume was flat as the strong U.S. dollar, which drove high levels of imported sulfur, displaced rail transport, and nitrogen demand fell in anticipation of further commodity price deterioration. This offset growth in phosphate rock, driven by operational efficiency that allowed for additional rail traffic conversion that would otherwise move by truck.

Industrial
Chemicals - Volume declined as energy market headwinds significantly reduced crude oil and frac sand shipments. This reduction was partially offset by the ramp up of a fly ash remediation project and a modest increase in core chemical markets.

Automotive - Volume increased as a result of strong North American light vehicle production and growth across several customers. Additionally, movement of trucks and SUVs continued to outpace passenger cars, consistent with customer buying patterns.

Metals and Equipment - Volume was down as the strong U.S. dollar allowed for continued high levels of steel imports, which led to reduced domestic steel production, mill closures and the loss of associated rail moves. These declines were partially offset by strength in the wind-energy and power generation markets.

Housing and Construction
Minerals - Volume was up slightly due to strong gains in aggregates (which include crushed stone, sand and gravel), particularly for highway and non-residential construction in southern markets. The growth was partially offset by headwinds in salt and lime, reflecting mild winter weather and steel production challenges, respectively.

Forest Products - Volume declined as headwinds from electronic substitution and reduced paper products demand drove industry consolidation that reduced rail volume. Further, excess truck capacity in 2016 captured some volume that traditionally moved by rail.

Coal
Domestic - Volume declined as mild winter weather in the beginning of the year and low natural gas prices reduced utility coal burn rates and resulted in inflated coal stockpiles. Further, the weak domestic integrated steel market drove volume decreases in coke.

Export - Volume was down in both metallurgical and thermal coal as a result of the strong U.S. dollar and global oversupply which impacted U.S. competitiveness in the world market, particularly in the first half of the year.

CSX 2016 Form 10-K p. 31

CSX CORPORATION
PART II

Intermodal
Domestic - Volume increased as secular growth from the highway-to-rail conversion program and new service offerings were partially offset by excess truck capacity headwinds and a short-haul competitive loss.

International - Volume declined as headwinds from competitive losses more than offset moderate growth across other customers.

Other
Other revenue decreased $110 million versus prior year primarily due to payments received in 2015 from customers that did not meet volume commitments. Further decreases in incidental revenue as well as lower coal revenue from affiliates were partially offset by adjustments to revenue reserves.

CSX 2016 Form 10-K p. 32

CSX CORPORATION
PART II

Expense
In 2016, total expenses decreased $547 million, or seven percent, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below. Year-over-year changes related to the extra week are estimated incremental expenses of $116 million incurred for the week of December 24 through December 30, 2016.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $131 million due to the following items:

•
Efficiency savings of $249 million were driven by lower T&E and operating support costs as a result of structural changes, reduced crew training and the Company's train length initiative that began in the second quarter of 2015.

•	Volume-related costs were $116 million lower.

•	Incentive compensation was $111 million higher reflecting the expected award payouts on existing plans.

•	Inflation resulted in $106 million of additional cost driven by increased health and welfare costs.

•	The extra week resulted in $51 million of additional cost.

•	Restructuring costs decreased $37 million due to the 2015 workforce reduction initiatives costs that nearly all occurred in 2015.

•	Various other costs increased $3 million.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and coal pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expenses decreased $267 million driven by the following:

•
Real estate gains increased $98 million primarily related to a current year gain of $115 million related to the sale of an operating property and other related income partially offset by a prior year real estate gain.

•	Efficiency savings of $95 million were primarily related to lower operating support costs driven by structural changes and broad cost containment.

•	Train accident and casualty costs were $70 million lower due to the continuing declines in the severity of train accidents as well as injuries.

•	Inflation resulted in $34 million of additional costs.

•	The extra week resulted in $18 million of additional cost.

•	Volume-related costs were $11 million lower.

•	Various other costs decreased $45 million.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $244 million driven by the following:

•	Average fuel price per gallon decreased 18 percent, from $1.80 to $1.48 per gallon versus the prior year, which reduced expenses by $137 million.

•	Efficiency savings of $60 million were primarily related to locomotive fuel reduction technology and process improvement.

•	Volume-related costs were $58 million lower.

•	The extra week resulted in $15 million of additional cost.

•	Various other costs decreased $4 million.

CSX 2016 Form 10-K p. 33

CSX CORPORATION
PART II

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $93 million due to a larger asset base and the $25 million impact of the extra week in 2016.

Equipment and Other expenses include rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, offices and other rentals. These expenses increased $2 million driven by the following:

•	Inflation resulted in $18 million of additional cost primarily related to rates on automotive freight cars.

•	Volume related costs were $14 million higher due primarily to growth in automotive volume.

•	The extra week resulted in $7 million of additional cost.

•	Efficiency savings of $23 million were due to improved car cycle times.

•	Net other costs decreased $14 million.

Interest Expense increased $35 million to $579 million due to higher average debt balances in addition to $11 million of additional expense related to the extra week in 2016, partially offset by lower average interest rates.

Debt Repurchase Expense increased to $115 million due to the repurchase of certain notes that were expected to mature in 2017, 2018 and 2019.

Other Income (Expense) - net decreased $52 million to $46 million primarily due to a prior year $59 million gain on a sale of non-operating easements and reimbursement of environmental costs of $21 million related to this sale. This decrease was partially offset by other non-operating items, none of which were individually significant.

Income Tax Expense decreased $143 million to $1.0 billion primarily due to lower earnings.

Net Earnings decreased $254 million to $1.7 billion, and earnings per diluted share decreased $0.19 to $1.81 due to the factors mentioned above. Lower average shares outstanding resulting from higher share repurchase activity had a positive impact on earnings per diluted share.

CSX 2016 Form 10-K p. 34

CSX CORPORATION
PART II

2015 vs. 2014 Results of Operations

	Fiscal Years
	2015	2014	$ Change	% Change
(Dollars in Millions)
Revenue	$11,811	$12,669	$(858)	(7)%
Expense
Labor and Fringe	3,290	3,377	87	3
Materials, Supplies and Other	2,336	2,484	148	6
Fuel	957	1,616	659	41
Depreciation	1,208	1,151	(57)	(5)
Equipment and Other Rents	436	428	(8)	(2)
Total Expense	8,227	9,056	829	9
Operating Income	3,584	3,613	(29)	(1)
Interest Expense	(544)	(545)	1	—
Debt Repurchase Expense	—	(16)	16	125
Other Income - Net	98	(8)	106	(1,325)
Income Tax Expense	(1,170)	(1,117)	(53)	(5)
Net Earnings	$1,968	$1,927	$41	2
Earnings Per Diluted Share:
Net Earnings	$2.00	$1.92	$0.08	4%
Operating Ratio	69.7%	71.5%		180	bps

CSX 2016 Form 10-K p. 35

CSX CORPORATION
PART II

2015 vs. 2014 Results of Operations, continued

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2015	2014	% Change	2015	2014	% Change	2015	2014	% Change
Agricultural
Agricultural and Food Products (a)	503	513	(2)%	$1,345	$1,395	(4)%	$2,674	$2,719	(2)%
Fertilizers (a)	301	330	(9)	489	534	(8)	1,625	1,618	—
Industrial
Chemicals (a)	726	728	—	2,284	2,375	(4)	3,146	3,262	(4)
Automotive	450	435	3	1,175	1,213	(3)	2,611	2,789	(6)
Metals and Equipment (a)	284	331	(14)	723	824	(12)	2,546	2,489	2
Housing and Construction
Minerals (a)	306	288	6	459	448	2	1,500	1,556	(4)
Forest Products	290	307	(6)	796	819	(3)	2,745	2,668	3
Total Merchandise	2,860	2,932	(2)	7,271	7,608	(4)	2,542	2,595	(2)
Coal	1,063	1,262	(16)	2,300	2,849	(19)	2,164	2,258	(4)
Intermodal	2,838	2,728	4	1,762	1,790	(2)	621	656	(5)
Other	—	—	—	478	422	13	—	—	—
Total	6,761	6,922	(2)%	$11,811	$12,669	(7)%	$1,747	$1,830	(5)%

(a) In order to better align markets with the Company's business strategy, changes were made to the categorization of certain lines of business during the third quarter 2016. Prior periods have been reclassified to conform to the current presentation and are posted on the Company's website at csx.com under the investors section.

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

CSX 2016 Form 10-K p. 36

CSX CORPORATION
PART II

Revenue
In 2015, revenue decreased $858 million, or seven percent, mostly due to the decline in fuel surcharge of $646 million. Additionally, the decline in volume of two percent and unfavorable mix were partially offset by pricing strength.

Merchandise
Agricultural
Agricultural and Food Products - Volume declined due to challenging world market conditions and a strong U.S. dollar. Specifically, high levels of imported ethanol reduced rail moves to Eastern markets and the strong dollar hampered export grain competitiveness. Additionally, excess truck capacity led to lower shipments of food products. These declines were partially offset by strength in feed grain and domestic soybean moves, reflecting the record 2014-2015 harvest.

Fertilizers - Volume was down, reflecting weak demand driven by oversupply of fertilizer, low corn prices and a challenged export market due to strength of the U.S. dollar.

Industrial
Chemicals - Volume was flat as strong gains in LPG and petroleum products were offset by the slowdown in crude oil and frac sand due to low oil prices and the conclusion of major waste remediation projects.

Automotive - Volume increased as gains in auto movement, especially SUVs and trucks, resulted from strong North American light vehicle production and consumer demand.

Metals and Equipment - Volume declined primarily due to high levels of steel imports which resulted from the strength of the U.S. dollar and led to lower production of domestic steel.

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

Intermodal
Domestic - Domestic volume increased 12 percent due to customer growth, continued success with CSX’s highway-to-rail conversion program and new service offerings.

International - Competitive losses resulted in a five percent international volume decline during a volatile year marked by West Coast port disruption, a subsequent volume surge and then a weak peak season.

Other
Other revenue increased $56 million as a result of higher revenue from customers who did not meet minimum contractual volumes as well as higher incidental revenue.

CSX 2016 Form 10-K p. 37

CSX CORPORATION
PART II

Expense
In 2015, total expenses decreased $829 million, or nine percent, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $87 million due to the following items:

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
$148 million driven by the following:

•	Efficiency savings of $91 million were driven by a reduction in professional costs as well as lower operating support costs.

•	Volume-related costs were $52 million lower.

•	Real estate gains were $23 million higher primarily related to the sale of operating rail corridor.

•	Inflation resulted in $47 million of additional costs.

•	Various other costs decreased $29 million.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense decreased $659 million driven by the following:

•	Average fuel price per gallon decreased 39 percent, from $2.95 to $1.80 per gallon, versus the prior year which reduced expenses by $560 million.

•	Volume-related costs were $66 million lower.

•	Other fuel savings of $33 million were primarily due to lower non-locomotive fuel price.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $57 million due to a larger asset base.

CSX 2016 Form 10-K p. 38

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

Interest Expense decreased $1 million to $544 million due to lower average interest rates partially offset by higher average debt balances.

Debt Repurchase Expense decreased $16 million associated with costs incurred in 2014 related to the early redemption of long-term debt did not repeat in the current year.

Other Income (Expense) - net increased $122 million to $98 million primarily due to a $59 million gain on a sale of non-operating easements and a reimbursement of environmental costs of $21 million related to this sale. Additionally, 2015 environmental costs were $21 million lower than 2014.

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

CSX 2016 Form 10-K p. 39

CSX CORPORATION
PART II

Operating Statistics (Estimated)

	Fiscal Years
	2016	2015	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	1.02	0.94	(9)%
FRA Train Accident Rate	2.62	2.61	—
On-Time Train Originations	84%	67%	25
On-Time Destination Arrivals	65%	51%	27
Dwell	25.7	25.8	—
Train Velocity	20.8	20.5	1
Cars-On-Line	207,943	206,078	(1)
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
On-Time Destination Arrivals - Percent of scheduled road trains that arrive at the destination yard on-time or earlier to two hours late (30 minutes for intermodal trains).
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

Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance. CSX has established formal relationships with industry groups, leading universities and suppliers to develop, implement and deploy the latest technology that can detect infrastructure problems before they happen. To illustrate, through a waiver granted by the FRA, CSX is using advanced continuous rail testing methods that are being adopted by other railroads as the system’s value is proven.

The Company constantly collaborates with the FRA and industry organizations as well as federal, state and local governments on safety innovations and initiatives. For example, CSX and other freight railroads have actively worked with the U.S. DOT and other key stakeholders to evaluate and implement far-reaching safety enhancements for transportation of certain flammable materials, including essential energy products, on the nation’s freight railroad network.

CSX 2016 Form 10-K p. 40

CSX CORPORATION
PART II

At CSX, operational success is built on employee commitment to maintaining a constant focus on safety. Although the number of FRA reportable personal injuries decreased 10 percent year-over-year, the FRA reportable personal injury frequency index increased 9 percent to 1.02 due to a 17 percent decrease in labor hours versus 2015. While the reported FRA train accident frequency rate has remained flat year-over-year at 2.62, both overall FRA train accidents and train miles have decreased 14 percent year-over-year.

The Company made strong improvements to network reliability and service measures in 2016 while delivering a record level of productivity. On-time originations improved 25 percent year-over-year to 84 percent, and on-time arrivals increased 27 percent year-over-year to 65 percent. Terminal dwell remained flat at 25.7 hours versus 2015 and average train velocity increased one percent to 20.8 miles per hour.

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
CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend payments and share repurchases.

Total assets as well as total liabilities and shareholders' equity increased $669 million from prior year. The increase in assets was driven by higher net properties of $976 million resulting from capital investments, partially offset by payments of about $300 million made on debt related to assets purchased in 2015 under seller financing. The increase in total liabilities and shareholders' equity combined was driven by an increase in net borrowings of about $450 million (including payments made on debt for assets purchased in 2015 under seller financing) and an increase in deferred income tax liabilities of $417 million. Partially offsetting these increases was a reduction in other long-term liabilities due to voluntary pension contributions of $250 million.

Significant cash flows
The following charts present net cash provided by (used in) operating, investing and financing activities for full years 2014, 2015 and 2016.

CSX 2016 Form 10-K p. 41

CSX CORPORATION
PART II

Sources of Cash
The Company has multiple sources of cash.  First, the Company generates cash from operations. In 2016, the Company generated $3.0 billion of cash from operating activities which was $329 million lower than prior year primarily driven by $250 million in voluntary contributions to the Company's qualified pension plans. In 2015, the Company generated $3.4 billion of cash from operating activities which was $27 million higher than 2014 primarily driven by higher collections of freight account receivables.

Second, CSX has access to numerous financing sources including a $1 billion five-year unsecured revolving credit facility that expires in May 2020.  As of the date of this filing, the Company has no outstanding balances under this facility.  See Note 9, Debt and Credit Agreements for more information.

Third, CSX filed a new shelf registration statement with the SEC in February 2016 which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all.

Uses of Cash
CSX continued to invest in its business to create long-term value for shareholders. In 2016, net cash used in investing activities was $1.8 billion, a decrease of $1.1 billion from the prior year primarily driven by lower net purchases of short-term investments and lower property additions. In 2015, net cash used in investing activities was $2.9 billion, an increase in net investing of $709 million from 2014 primarily driven by fewer net sales of short-term investments.

The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term growth through expanding network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2016	2015	2014
Track	$714	$866	$750
Bridges, Signals and Other	433	491	538
Total Infrastructure	1,147	1,357	1,288
Freight Cars	82	218	329
Capacity and Commercial Facilities	406	295	452
Regulatory (including PTC)	313	341	321
Locomotives	409	337	51
Public-Private Partnerships - net (a)	41	14	8
Total Property Additions	2,398	2,562	2,449
Cash paid for new assets using seller financing (b)	307	$—	$—
Total Capital Expenditures (a)	$2,705	2,562	2,449

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

(b)	In 2016, CSX made payments related to locomotive purchases made in 2015 using seller financing of $307 million.

CSX 2016 Form 10-K p. 42

CSX CORPORATION
PART II

Planned capital investments for 2017 are expected to be $2.2 billion, including about $270 million for PTC. This $2.2 billion excludes investments related to partially or wholly reimbursable public-private partnerships where reimbursements may not be fully received in the year the reimbursement obligation arises. Approximately half of the 2017 investment will be used to sustain the core infrastructure. The remaining amounts will be allocated to locomotives, freight cars and high return projects supporting long-term profitable growth, productivity initiatives and service improvements to optimize performance. CSX intends to fund capital investments through cash generated from operations.

The Company expects to continue incurring significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through 2016 was $1.8 billion.

In addition to capital investments, the Company uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders. In 2016, net cash used in financing activities was $1.3 billion, which represents an increase in spending of $749 million from the prior year primarily driven by the repayment of seller-financed assets, higher share repurchases, and lower net debt issued. In 2015, net cash used in financing activities was $519 million, which represents a decrease in spending of $564 million from the prior year primarily driven by higher net long-term debt issued of $904 million (net of lower debt repayments) partially offset by higher share repurchases of $287 million.

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

Liquidity and Working Capital
Currently, CSX is well positioned from a liquidity standpoint.  The Company ended the year with $1.0 billion of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. Additionally in 2016, CSX issued a total of $2.2 billion of new long-term debt, $1.4 billion of which was used to repay outstanding debt, to capitalize on the lower interest rate environment. CSX uses current cash balances for general corporate purposes, which may include repayment of additional indebtedness outstanding from time to time, repurchases of CSX's common stock, capital investments, working capital requirements and improvements in productivity and other cost reduction initiatives. See Note 9, Debt and Credit Agreements.

In September 2016, the Company renewed and modified its existing receivables securitization facility. The facility was extended with a three-year term scheduled to expire in September 2019. It was modified to provide liquidity of up to $200 million, changed from the $250 million, along with modifications to other terms. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of the date of this filing, the Company has no outstanding balances under this facility.

CSX 2016 Form 10-K p. 43

CSX CORPORATION
PART II

Working capital can also be considered a measure of a company’s ability to meet its short-term needs.  CSX had a working capital surplus of $447 million at December 2016 and $888 million (after reclassification of current deferred taxes) at December 2015. This decrease since the prior year end is primarily due to an increase in long-term debt maturing within a year of $311 million and cash from operations used for property additions, share repurchases and dividend payments.

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

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2016. As of December 2015 and December 2016, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt.  In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

CSX 2016 Form 10-K p. 44

CSX CORPORATION
PART II

Free Cash Flow (Non-GAAP Measure)
Free cash flow is considered a non-GAAP financial measure under SEC Regulation G and Reg S-K Item 10(e). Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities. Free cash flow before dividends decreased $145 million year-over-year to $847 million. The decrease in free cash flow from the prior year is primarily due to voluntary contributions to the Company's qualified pension plans of $250 million in 2016, partially offset by lower property additions of $164 million.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2016	2015	2014
(Dollars in Millions)
Net cash provided by operating activities	$3,041	$3,370	$3,343
Property additions (a)	(2,398)	(2,562)	(2,449)
Proceeds from property dispositions	195	147	62
Other investing activities	9	37	(37)
Free Cash Flow (before payment of dividends)	$847	$992	$919

(a)
Property additions include investments related to reimbursable public-private partnerships. These partnership investments of $41 million, $14 million and $8 million in 2016, 2015 and 2014, respectively, are projects that are partially or wholly reimbursed to CSX through either government grants or other funding sources such as cash received from a property sale.  These reimbursements may not be fully received in a given year; therefore, the timing of receipts may differ from the timing of the investment. Also, property additions for 2016 above do not include $307 million for locomotives purchased in 2015 using seller financing with payment made in 2016.

CSX 2016 Form 10-K p. 45

CSX CORPORATION
PART II

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2017	2018	2019	2020	2021	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$331	$20	$18	$745	$371	$9,808	$11,293
Interest on Debt	539	523	521	509	497	8,657	11,246
Purchase Obligations (See Note 7)	363	336	312	316	310	3,943	5,580
Other Post-Employment Benefits (See Note 8) (a)	54	43	41	40	38	165	381
Operating Leases - Net (See Note 7) (b)	48	36	32	19	10	72	217
Agreements with Conrail (See Note 12) (b)	27	27	27	27	27	74	209
Total Contractual Obligations	$1,362	$985	$951	$1,656	$1,253	$22,719	$28,926

Other Commitments (c)	$110	$3	$2	$2	$2	$2	$121

(a)
Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.

(b)
Agreements with Conrail represent minimum future lease payments of $209 million under the shared asset area agreements (see Note 12, Related Party Transactions). These amounts plus total operating leases-net of $217 million above equals total net lease commitments of $426 million disclosed in Note 7, Commitments and Contingencies.

(c)
Other commitments of $121 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships.  Surety bonds of $48 million and letters of credit of $33 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $25 million, which include interest and penalties, are all included in year 2017 as the year of settlement cannot be reasonably estimated. Contractual commitments related to public-private partnerships are $15 million.

OFF-BALANCE SHEET ARRANGEMENTS

For detailed information about the Company’s guarantees, operating leases and purchase obligations, see Note 7, Commitments and Contingencies. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s financial condition, results of operations or liquidity.

CSX 2016 Form 10-K p. 46

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

Casualty, Environmental and Legal Reserves
 Casualty
Casualty reserves of $229 million and $269 million for 2016 and 2015, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. A majority of the casualty reserves relate to personal injuries. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
Personal Injury reserves of $170 million and $204 million for 2016 and 2015, represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to FELA.  In addition to FELA liabilities, employees of other current or former CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

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

As a direct result of improvements in safety in recent years, the Company has experienced a downward trend in the severity of injuries which has resulted in a decrease in the estimate of costs per incident. During 2016, the Company reduced casualty reserves, primarily personal injury reserves, by $28 million, resulting in after-tax effect on earnings from continuing operations and net earnings of $18 million and an after-tax effect on earnings per share of $0.02. The personal injury reserve reductions were included in materials, supplies and other on the consolidated income statements. During 2015 and 2014, there were no significant changes in estimate recorded to adjust casualty reserves.

CSX 2016 Form 10-K p. 47

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Occupational
Occupational reserves of $59 million and $65 million for 2016 and 2015, respectively, represent liabilities for occupational disease claims and occupational injury claims. Occupational disease claims arise primarily from allegations of exposure to asbestos in the workplace. Occupational injury claims arise from allegations of exposure to certain other materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries. The Company has experienced a downward trend in the number of occupational claims and reserves for these claims have decreased to a level that is no longer material to the Company's financial condition, results of operations or liquidity.

Environmental
Environmental reserves were $95 million and $82 million and 2016 and 2015, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 222 environmentally impaired sites.  Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX 2016 Form 10-K p. 48

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Based on the review process, the Company has recorded amounts to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are reasonably estimable and probable. The recorded liabilities for estimated future environmental costs are undiscounted. The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries. Payments related to these liabilities are expected to be made over the next several years. Environmental remediation costs are included in materials, supplies and other on the consolidated income statement.

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
Pension and Post-retirement Medical Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel.  For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement.  For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2016, the projected benefit obligation for the Company’s pension plans was $2.9 billion.

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees, hired prior to 2003, upon their retirement if certain eligibility requirements are met.  Eligible retirees who are age 65 years or older (Medicare-eligible) are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Eligible retirees younger than 65 years (non-Medicare eligible) are covered by a self-insured program partially funded by participating retirees.  The life insurance plan is non-contributory. As of December 2016, the projected benefit obligation for the Company’s other post-retirement benefit plans was $274 million.

For information related to the funded status of the Company's pension and other post-retirement benefit plans, see Note 8, Employee Benefit Plans.

CSX 2016 Form 10-K p. 49

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

Discount Rates
     Discount rates affect the amount of liability recorded and the interest expense component of pension and post-retirement expense.  Discount rates reflect the rates at which pension and other post-retirement benefits could be effectively settled, or in other words, how much it would cost the Company to buy enough high quality bonds to generate cash flow equal to the Company's expected future benefit payments.  The Company determines the discount rate based on the market yield as of year-end for high quality corporate bonds whose maturities match the plans' expected benefit payments.

The discount rates used by the Company to value its 2016 pension and post-retirement obligations are 4.08 percent and 3.71 percent, respectively.  For 2015, the discount rate used by the Company to value its pension and post-retirement obligations was 4.30 percent and 3.85 percent, respectively.  Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan.  As of December 2016, the estimated duration of pensions and post-retirement benefits is approximately 12 years and eight years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates.  In general, if interest rates decline or rise, the assumed discount rates will change.

Long-term Rate of Return on Plan Assets
     The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds.  Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets.  As this assumption is long-term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting.  The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75 percent and 7 percent in 2016 and 2015, respectively.

CSX 2016 Form 10-K p. 50

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Salary Scale Inflation Rates
     Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates. The Company used a salary scale rate of 4.60 percent in both 2016 and 2015 to value its pension obligations.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age.  These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

2017 Estimated Pension and Post-retirement Expense
Net pension expense and post-retirement benefits expense for 2017 are each expected to be approximately $10 million, compared to $58 million and $17 million, respectively, in 2016. The decrease in expense is primarily due to a change in approach to measuring service and interest costs, the impact of $250 million in voluntary pension contributions and other favorable plan experience.

In 2017, the Company will measure the service and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year instead of a single weighted-average discount rate approach, which has been used in prior years.

The Company made this change to improve the correlation between projected pension and post-retirement benefit liability cash flows and the corresponding spot discount rates and to provide a more precise measurement of service and interest costs. Under the spot rate approach, individual spot discount rates along the same high quality corporate bonds yield curve used to measure the pension and post-retirement benefit liabilities are applied to the relevant projected cash flows at the relevant maturity. The calculated pension and post-retirement benefits liabilities are consistent under both the traditional and spot rate approaches. The Company accounted for this change on a prospective basis as a change in accounting estimate.

The following sensitivity analysis illustrates the effects of a one percent change in certain assumptions like discount rates, long-term rate of return and salaries on the 2017 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension Expense	Post-Retirement Expense
Discount Rate	$15	$1
Long-term Rate of Return	$26	N/A
Salary Inflation	$9	N/A

CSX 2016 Form 10-K p. 51

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Depreciation Policies for Assets Utilizing the Group-Life Method
The Company depreciates its rail assets, including main-line track, locomotives and freight cars, using the group-life method of accounting.  Assets depreciated under the group-life method comprise 86 percent of total fixed assets of $43 billion on a gross basis at December 2016. All other assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

Management performs a detailed review of depreciation expense and useful lives on a regular basis. Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management's assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices. The STB requires depreciation studies be performed for equipment assets generally every three years and for road (e.g. bridges and signals) and track (e.g., rail, ties and ballast) assets generally every six years. The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets. In 2016, the Company completed a depreciation study for its equipment assets. In 2014, the Company completed a depreciation study for its road and track assets. The Company plans to complete the next depreciation study for road and track assets in 2020 and for equipment assets in 2019.

Changes in asset service lives due to the results of the depreciation studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

CSX 2016 Form 10-K p. 52

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

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

Recent experience with depreciation studies has resulted in depreciation rate changes that did not materially affect the Company’s annual depreciation expense of $1.3 billion, $1.2 billion and $1.2 billion for 2016, 2015 and 2014 respectively.  A 1% change in the average life of all group-life assets would result in an approximate $12 million change to the Company’s annual depreciation expense.

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

CSX 2016 Form 10-K p. 53

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2015. During 2016, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax year 2016.  Management believes an adequate provision has been made for any adjustments that might be assessed.  While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX.  An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year.  As of December 2016, the Company’s uncertain tax positions were $25 million.

New Accounting Pronouncements and Changes in Accounting Policy
See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “New Accounting Pronouncements and Changes in Accounting Policy.”

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

CSX 2016 Form 10-K p. 54

CSX CORPORATION
PART II

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part II, Item 1A (Risk Factors) and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

•
legislative, regulatory or legal developments involving transportation, including rail or intermodal transportation, the environment, hazardous materials, taxation, international trade and initiatives to further regulate the rail industry;

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

CSX 2016 Form 10-K p. 55

CSX CORPORATION
PART II

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes. Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates. As of December 2016, CSX does not have a material amount of floating rate debt obligations outstanding, and therefore fluctuations in the interest rate would not have a material impact on the Company's financial condition, results of operations or liquidity.

CSX 2016 Form 10-K p. 56

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	58

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	59
December 30, 2016
December 25, 2015
December 26, 2014

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	60
December 30, 2016
December 25, 2015
December 26, 2014

Consolidated Balance Sheets as of:	61
December 30, 2016
December 25, 2015

Consolidated Cash Flow Statements for Fiscal Years Ended:	62
December 30, 2016
December 25, 2015
December 26, 2014

Consolidated Statements of Changes in Shareholders' Equity:	63
December 30, 2016
December 25, 2015
December 26, 2014

Notes to Consolidated Financial Statements	64

CSX 2016 Form 10-K p. 57

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

We have audited the accompanying consolidated balance sheets of CSX Corporation as of December 30, 2016 and December 25, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 30, 2016.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CSX Corporation at December 30, 2016 and December 25, 2015, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 30, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CSX Corporation's internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 14, 2017

CSX 2016 Form 10-K p. 58

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2016	2015	2014
Revenue	$11,069	$11,811	$12,669
Expense
Labor and Fringe	3,159	3,290	3,377
Materials, Supplies and Other	2,069	2,336	2,484
Fuel	713	957	1,616
Depreciation	1,301	1,208	1,151
Equipment and Other Rents	438	436	428
Total Expense	7,680	8,227	9,056

Operating Income	3,389	3,584	3,613

Interest Expense	(579)	(544)	(545)
Debt Repurchase Expense	(115)	—	(16)
Other Income (Expense) - Net (Note 10)	46	98	(8)
Earnings Before Income Taxes	2,741	3,138	3,044

Income Tax Expense (Note 11)	(1,027)	(1,170)	(1,117)
Net Earnings	$1,714	$1,968	$1,927

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$1.81	$2.00	$1.93
Assuming Dilution	$1.81	$2.00	$1.92

Average Common Shares Outstanding (Millions)
Basic	947	983	1,001
Assuming Dilution	948	984	1,002

Cash Dividends Paid Per Common Share	$0.72	$0.70	$0.63

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2016 Form 10-K p. 59

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2016	2015	2014
Net Earnings	$1,714	$1,968	$1,927
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	21	10	(149)
Other	4	(9)	6
Total Other Comprehensive Income (Loss)	25	1	(143)
Comprehensive Earnings (Note 14)	$1,739	$1,969	$1,784

See accompanying Notes to Consolidated Financial Statements.

CSX 2016 Form 10-K p. 60

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2016	2015
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$603	$628
Short-term Investments	417	810
Accounts Receivable - Net (Note 1)	938	982
Materials and Supplies	407	350
Other Current Assets	122	70
Total Current Assets	2,487	2,840

Properties	43,227	41,574
Accumulated Depreciation	(12,077)	(11,400)
Properties - Net (Note 6)	31,150	30,174

Investment in Conrail (Note 12)	840	803
Affiliates and Other Companies	619	591
Other Long-term Assets	318	337
Total Assets	$35,414	$34,745
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$806	$764
Labor and Fringe Benefits Payable	545	490
Casualty, Environmental and Other Reserves (Note 5)	115	131
Current Maturities of Long-term Debt (Note 9)	331	20
Income and Other Taxes Payable	129	108
Other Current Liabilities	114	439
Total Current Liabilities	2,040	1,952

Casualty, Environmental and Other Reserves (Note 5)	259	269
Long-term Debt (Note 9)	10,962	10,515
Deferred Income Taxes - Net (Note 11)	9,596	9,179
Other Long-term Liabilities	863	1,162
Total Liabilities	23,720	23,077

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	928	966
Other Capital	138	113
Retained Earnings (Note 1)	11,253	11,238
Accumulated Other Comprehensive Loss (Note 14)	(640)	(665)
Noncontrolling Minority Interest	15	16
Total Shareholders' Equity	11,694	11,668
Total Liabilities and Shareholders' Equity	$35,414	$34,745

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2016 Form 10-K p. 61

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2016	2015	2014
OPERATING ACTIVITIES
Net Earnings	$1,714	$1,968	$1,927
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,301	1,208	1,151
Deferred Income Taxes	405	456	298
Contributions to Qualified Pension Plans (Note 8)	(250)	—	—
Gain on Property Dispositions	(128)	(90)	(11)
Other Operating Activities	(70)	22	14
Changes in Operating Assets and Liabilities:
Accounts Receivable	84	149	(119)
Other Current Assets	(113)	(84)	(26)
Accounts Payable	40	(79)	1
Income and Other Taxes Payable	23	(62)	74
Other Current Liabilities	35	(118)	34
Net Cash Provided by Operating Activities	3,041	3,370	3,343
INVESTING ACTIVITIES
Property Additions	(2,398)	(2,562)	(2,449)
Purchase of Short-term Investments	(929)	(1,739)	(1,433)
Proceeds from Sales of Short-term Investments	1,325	1,225	1,674
Proceeds from Property Dispositions	195	147	62
Other Investing Activities	9	37	(37)
Net Cash Used in Investing Activities	(1,798)	(2,892)	(2,183)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	2,200	1,200	1,000
Long-term Debt Repaid (Note 9)	(1,419)	(229)	(933)
Dividends Paid	(680)	(686)	(629)
Shares Repurchased	(1,056)	(804)	(517)
Other Financing Activities	(313)	—	(4)
Net Cash Used in Financing Activities	(1,268)	(519)	(1,083)
Net (Decrease) Increase in Cash and Cash Equivalents	(25)	(41)	77
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	628	669	592
Cash and Cash Equivalents at End of Period	$603	$628	$669

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$606	$566	$575
Income Taxes Paid	$580	$768	$741
Seller Financed Assets	$—	$307	$—

See accompanying Notes to Consolidated Financial Statements.

CSX 2016 Form 10-K p. 62

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Interest	Total Shareholders' Equity
December 27, 2013	1,008,860	$1,070	$9,936	$(523)	$21	$10,504
Comprehensive Earnings:
Net Earnings	—	—	1,927	—	—	1,927
Other Comprehensive Loss (Note 14)	—	—	—	(143)	—	(143)
Total Comprehensive Earnings						1,784
Common stock dividends, $0.63 per share	—	—	(629)	—	—	(629)
Share Repurchases	(17,010)	(17)	(500)	—	—	(517)
Bond Conversions	134	1	—	—	—	1
Other	(393)	30	—	—	3	33
December 26, 2014	991,591	1,084	10,734	(666)	24	11,176
Comprehensive Earnings:
Net Earnings	—	—	1,968	—	—	1,968
Other Comprehensive Income (Note 14)	—	—	—	1	—	1
Total Comprehensive Earnings						1,969
Common stock dividends, $0.70 per share	—	—	(686)	—	—	(686)
Share Repurchases	(26,359)	(26)	(778)	—	—	(804)
Bond Conversions	13	—	—	—	—	—
Other	269	21	—	—	(8)	13
December 25, 2015	965,514	1,079	11,238	(665)	16	11,668
Comprehensive Earnings:
Net Earnings	—	—	1,714	—	—	1,714
Other Comprehensive Income (Note 14)	—	—	—	25	—	25
Total Comprehensive Earnings						1,739
Common stock dividends, $0.72 per share	—	—	(680)	—	—	(680)
Share Repurchases	(38,379)	(38)	(1,018)	—	—	(1,056)
Bond Conversions	94	1	—	—	—	1
Other	951	24	(1)	—	(1)	22
December 30, 2016	928,180	$1,066	$11,253	$(640)	$15	$11,694

(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $354 million, $347 million and $335 million for 2014, 2015 and 2016, respectively. For additional information see Note 14, Other Comprehensive Income.

See accompanying Notes to Consolidated Financial Statements.

CSX 2016 Form 10-K p. 63

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

The Company’s number of employees was approximately 27,000 as of December 2016, which includes approximately 22,000 union employees.  Most of the Company’s employees provide or support transportation services.

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

Lines of Business
During 2016, the Company services generated $11.1 billion of revenue and served three primary lines of business:

•
The merchandise business shipped 2.8 million carloads and generated 64% of revenue and 43% of volume in 2016. The Company’s merchandise business is comprised of shipments in the following diverse markets: agricultural and food products, fertilizers, chemicals, automotive, metals and equipment, minerals and forest products.

•
The coal business shipped about 838 thousand carloads and accounted for 17% of revenue and 13% of volume in 2016.  The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities.  Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for 16% of revenue and 44% of volume in 2016. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking.  Through a network of more than 50 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 3% of the Company’s total revenue in 2016.  This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate.  Demurrage represents charges assessed when freight cars are held beyond a specified period of time.  Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

CSX 2016 Form 10-K p. 64

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 30, 2016 and December 25, 2015, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2016, 2015 and 2014. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar. This fiscal calendar allows every quarter to consistently end on a Friday and typically, to be of equal duration (13 weeks), resulting in a 52 week fiscal year. To maintain this type of reporting calendar every fifth or sixth year (depending on the Gregorian calendar and when leap year falls), an extra week will be included in the fourth quarter (a 14-week fiscal quarter) and, therefore, that full fiscal year will have 53 weeks. Fiscal fourth quarter 2016 included an extra week, so the quarter consisted of 14 weeks and fiscal year 2016 consisted of 53 weeks ending on December 30, 2016. Fiscal years 2015 and 2014 each consisted of 52 weeks ending on December 25, 2015 and December 26, 2014, respectively. Except as otherwise specified, references to full years indicate CSX’s fiscal periods ended on these dates.

Principles of Consolidation
     The consolidated financial statements include results of operations of CSX and subsidiaries over which CSX has majority ownership or financial control. All significant intercompany accounts and transactions have been eliminated. Most investments in companies that were not majority-owned were carried at cost (if less than 20% owned and the Company has no significant influence) or were accounted for under the equity method (if the Company has significant influence but does not have control). These investments are reported within Investment in Conrail or Affiliates and Other Companies on the consolidated balance sheets.

Cash and Cash Equivalents
On a daily basis, cash in excess of current operating requirements is invested in various highly liquid investments having a typical maturity date of three months or less at the date of acquisition. These investments are carried at cost, which approximated market value, and are classified as cash equivalents.

CSX 2016 Form 10-K p. 65

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Investments
Investments in instruments with original maturities greater than three months that will mature in less than one year are classified as short-term investments. Investments with original maturities of one year or greater are classified within other long-term assets.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $33 million and $37 million is included in the consolidated balance sheets as of December 2016 and December 2015, respectively.

Materials and Supplies
Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Goodwill
Goodwill represents purchase price in excess of fair value and is related to affiliates of CSXT, primarily P&L Transportation, Inc. Goodwill of $63 million is recorded in other long-term assets in the consolidated balance sheets as of December 2016 and December 2015, respectively.

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

•
incentive-based refunds to customers, which are primarily based on customers achieving certain volume thresholds, are recorded as a reduction to revenue on the basis of management’s best estimate of the projected liability (this estimate is based on historical activity, current volume levels and forecasted future volume).

CSX 2016 Form 10-K p. 66

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

In November 2015, the FASB issued ASU, Balance Sheet Classification of Deferred Taxes, which requires that all deferred income taxes be classified as noncurrent in the balance sheet, rather than being separated into current and noncurrent amounts. The Company adopted the provisions of this ASU during second quarter 2016 and applied them retrospectively. Current deferred income tax assets of $126 million as of December 25, 2015 have been reclassified and reported as a reduction of deferred income tax liabilities on the consolidated balance sheet. Adoption did not have a material effect on the Company's financial condition, results of operations or liquidity

In May 2014, the FASB issued ASU, Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard will become effective for CSX beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

The FASB has recently issued several amendments to the revenue standard, including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identifying performance obligations. These amendments do not change the core principle of the standard, but provide clarity and implementation guidance.

The Company is currently finalizing its review of the impact of adopting this new guidance and developing a comprehensive implementation plan. In-depth reviews of a significant portion of commercial contracts have been completed and changes to processes and internal controls have been identified to meet the standard’s reporting and disclosure requirements. At this time, the Company does not believe this standard will have a material effect on the Company's financial condition, results of operations or liquidity.

CSX 2016 Form 10-K p. 67

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

In February 2016, the FASB issued ASU, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard will become effective for CSX beginning with the first quarter 2019 and will be adopted using a modified retrospective method. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. For example, software has been implemented that will assist in recognition of additional assets and liabilities to be included on the balance sheet related to operating leases with durations greater than twelve months, with certain allowable exceptions. The Company continues to evaluate the expected financial impact of this standard update.

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

Other Items
Share Repurchases
In April 2015, the Company announced a $2 billion share repurchase program, which is expected to be completed by April 2017. Management's assessment of market conditions and other factors guide the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. During 2016, 2015 and 2014, CSX repurchased $1.1 billion, or 38 million shares, $804 million or 26 million shares, and $517 million, or 17 million shares, respectively, of common stock. Shares are retired immediately upon repurchase. In accordance with the Equity Topic in the ASC, the Company elected to allocate the excess of repurchase price over par value and record in retained earnings. Generally, retained earnings is only impacted by net earnings and dividends.

Workforce Reduction Plans, Separation & Other Costs
 Union agreements, facility closures and management streamlining under workforce reduction plans resulted in payment of separation benefits to employees of $51 million and $39 million in 2015 and 2014, respectively. These amounts are recognized in labor and fringe and materials, supplies and other on the consolidated statements of income. Separation benefits incurred in 2016 related to workforce reduction plans were not material.

CSX 2016 Form 10-K p. 68

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Union agreements
In November 2015, CSX finalized a union agreement that will improve efficiency across the CSX network. This agreement allowed certain employees impacted by work transitions to voluntarily separate from the Company with enhanced benefits and provided relocation benefits to employees not electing to separate.  As a result, approximately 300 union employees were impacted. Separation benefits were paid from general corporate funds.

Facility closures
In October 2015, CSX closed facilities in Erwin, Tennessee and Corbin, Kentucky as a result of the decline in coal movements in these regions. These closures impacted approximately 500 positions. The Company recorded a charge resulting from separation, relocation and furlough costs, as well as asset impairment charges related to the facility closures. Separation benefits were paid from general corporate funds.

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

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2016	2015	2014
Numerator (Dollars in Millions):
Net Earnings	$1,714	$1,968	$1,927
Dividend Equivalents on Restricted Stock	(1)	(1)	(1)
Net Earnings, Attributable to Common Shareholders	$1,713	$1,967	$1,926

Denominator (Units in Millions):
Average Common Shares Outstanding	947	983	1,001
Other Potentially Dilutive Common Shares	1	1	1
Average Common Shares Outstanding, Assuming Dilution	948	984	1,002

Net Earnings Per Share, Basic	$1.81	$2.00	$1.93
Net Earnings Per Share, Assuming Dilution	$1.81	$2.00	$1.92

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding.  Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock equivalents outstanding adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards, which include long-term incentive awards and employee stock options.

CSX 2016 Form 10-K p. 69

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

When calculating diluted earnings per share, CSX is required to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 2.8 million and 2.5 million of total average outstanding stock options for 2016 and 2015, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive. There were no stock options outstanding for 2014.

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2016
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	928

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held.  Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

CSX 2016 Form 10-K p. 70

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, restricted stock units, restricted stock awards and stock options for management and stock grants for directors.  Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives.  The Board of Directors approves awards granted to the Company’s non-management directors upon recommendation of the Governance Committee.

Share-based compensation expense is measured at fair value of the Company’s stock on the grant date and is recognized on a straight-line basis over the service period of the respective award.  Forfeitures are recognized as they occur. Total pre-tax expense associated with share-based compensation and its related income tax benefit is shown in the table below.

	Fiscal Years
(Dollars in Millions)	2016	2015	2014
Share-Based Compensation Expense
Performance Units	$17	$(1)	$20
Restricted Stock Units and Awards	11	11	11
Stock Options	7	—	—
Stock Awards for Directors	2	2	2
Total Share-based Compensation Expense	$37	$12	$33
Income Tax Benefit	$14	$4	$13

Long-term Incentive Plans
The CSX Long-term Incentive Plans (“LTIP”) were adopted under the 2010 CSX Stock and Incentive Award Plan. The objective of these plans is to motivate and reward certain employees for achieving and exceeding certain financial and strategic initiatives. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle. In 2014, 2015 and 2016, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2014-2016 (“2014-2016 LTIP”), 2015-2017 (“2015-2017 LTIP”) and 2016-2018 (“2016-2018 LTIP”) plans (collectively, the “plans”).

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

CSX 2016 Form 10-K p. 71

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance unit grant and vesting information is summarized as follows:

	Fiscal Years
	2016	2015	2014
Weighted-average grant date fair value	$24.17	$35.45	$28.13
Fair value of units vested in fiscal year ending (in millions)	$31	$34	$—

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 25, 2015	1,941	$31.73
Granted	852	24.17
Forfeited	(118)	29.22
Vested	(1,094)	28.60
Unvested at December 30, 2016	1,581	$30.00

As of December 2016, there was $18 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.
Restricted Stock Grants
Restricted stock grants consist of units and awards, each equivalent to one share of CSX stock.  Restricted stock units are issued along with corresponding LTIP plans and vest three years after the date of grant. Separately, restricted stock awards generally vest over an employment period of up to five years. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and not based upon CSX’s attainment of operational targets.

Restricted stock grant and vesting information is summarized as follows:

	Fiscal Years
	2016	2015	2014
Weighted-average grant date fair value	$24.21	$35.94	$28.08
Fair value of units and awards vested during fiscal year ended (in millions)	$14	$9	$11

CSX 2016 Form 10-K p. 72

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The restricted stock activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 25, 2015	1,157	$28.66
Granted	509	24.21
Forfeited	(52)	28.19
Vested	(538)	25.44
Unvested at December 30, 2016	1,076	$28.19

As of December 2016, unrecognized compensation expense for these restricted stock units and awards was approximately $13 million, which will be expensed over a weighted-average remaining period of two years.

Stock Options
Stock options were granted in 2016 along with the corresponding LTIP plan and in 2015 to certain members of management. No stock options were granted in 2014. Under this program, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). The options become exercisable after a three-year vesting period and expire 10 years from the grant date if they are not exercised.

The fair value of stock options granted was estimated as of the dates of grant using the Black-Scholes-Merton option model which uses the following assumptions: dividend yield, risk-free interest rate, annualized volatility and expected life. The annual dividend yield is based on the most recent quarterly CSX dividend payment annualized. The risk-free interest rate is based on U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on historical volatility of daily CSX stock price returns over a 6.5year look-back period ending on the grant date. The expected life is calculated using the safe harbor approach due to lack of historical data on CSX options, which is the midpoint between the vesting schedule (three year cliff) and contractual term (10 years).

CSX 2016 Form 10-K p. 73

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Fiscal Years
	2016	2015
Weighted-average grant date fair value	$4.68	$5.31

Stock options valuation assumptions:
Annual dividend yield	3%	3%
Risk-free interest rate	1%	2%
Annualized volatility	27%	28%
Expected life (in years)	6.5	6.5
Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$24.13	$24.99

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price
Outstanding at December 25, 2015	2,514	$24.99
Granted	2,383	24.13
Forfeited	(316)	24.63
Outstanding	4,582	$24.57
Exercisable at December 30, 2016	—	—

Unrecognized compensation expense related to stock options as of December 2016 was $15 million and is expected to be recognized over a weighted-average period of approximately two years.

The terms of performance units, restricted stock units and stock options all require participants to be employed through the final day of the respective performance or vesting periods as applicable, except in the case of death, disability or retirement.

Stock Awards for Directors
CSX’s non-management directors receive a base annual retainer of $90,000 to be paid quarterly in cash, unless the director chooses to receive the retainer in the form of CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $150,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January.

CSX 2016 Form 10-K p. 74

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 27, 2013	$280	$100	$71	$451
Charged to Expense (a)	89	57	30	176
Payments	(104)	(63)	(42)	(209)
December 26, 2014	265	94	59	418
Charged to Expense	60	45	37	142
Payments	(56)	(57)	(47)	(160)
December 25, 2015	269	82	49	400
Charged to Expense	52	46	30	128
Change in Estimate(b)	(28)	—	—	(28)
Payments	(64)	(33)	(29)	(126)
December 30, 2016	$229	$95	$50	$374

(a)	Casualty expense in 2014 was higher due to the resolution of personal injury claims for prior years.

(b)	Changes in estimates are the result of continued safety improvements and a continuing decline in the severity of injuries.

These reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below.

	December 2016			December 2015
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$46	$124	$170	$57	$147	$204
Occupational (a)	7	52	59	12	53	65
Total Casualty	$53	$176	$229	$69	$200	$269
Environmental	42	53	95	42	40	82
Other	20	30	50	20	29	49
Total	$115	$259	$374	$131	$269	$400

(a)	Occupational reserves include asbestos-related diseases and occupational injuries.

These liabilities are accrued when reasonably estimable and probable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ and final outcomes of these matters cannot be predicted with certainty. Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items individually, when finally resolved, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Should a number of these items occur in the same period, however, their combined effect could be material in that particular period.

CSX 2016 Form 10-K p. 75

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $229 million and $269 million for 2016 and 2015, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below.  Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
Personal injury reserves represent liabilities for employee work-related and third-party injuries.  Work-related injuries for CSXT employees are primarily subject to the Federal Employers' Liability Act ("FELA"). In addition to FELA liabilities, employees of other current or former CSX subsidiaries are covered by various state workers’ compensation laws, the Federal Longshore and Harbor Workers’ Compensation Program or the Maritime Jones Act.

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

As a direct result of improvements in safety in recent years, the Company has experienced a downward trend in the severity of injuries, which has resulted in a decrease in the estimate of costs per incident. During 2016, the Company reduced casualty reserves, primarily personal injury reserves, by $28 million, resulting in an after-tax effect on earnings from continuing operations and net earnings of $18 million and an after-tax effect on earnings per share of $0.02. The personal injury reserve reductions were included in materials, supplies and other on the consolidated income statements. During 2015 and 2014, there were no significant changes in estimate recorded to adjust casualty reserves.

Occupational
Occupational reserves represent liabilities for occupational disease and injury claims. Occupational disease claims arise primarily from allegations of exposure to asbestos in the workplace. Occupational injury claims arise from allegations of exposure to certain other materials in the workplace, such as solvents, soaps, chemicals (collectively referred to as “irritants”) and diesel fuels (like exhaust fumes) or allegations of chronic physical injuries resulting from work conditions, such as repetitive stress injuries.

The greatest possible exposure to asbestos for employees resulted from work conducted in and around steam locomotive engines that were largely phased out beginning around the 1950s. Other types of exposures, however, including exposure from locomotive component parts and building materials, continued until these exposures were substantially eliminated by 1985. Diseases associated with asbestos typically have long latency periods (amount of time between exposure to asbestos and the onset of the disease) which can range from 10 to 40 years after exposure.

CSX 2016 Form 10-K p. 76

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

Environmental
Environmental reserves were $95 million and $82 million for 2016 and 2015, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 222 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes.  Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations.  A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal.  In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX 2016 Form 10-K p. 77

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Based on the review process, the Company has recorded amounts to cover contingent anticipated future environmental remediation costs with respect to each site to the extent such costs are reasonably estimable and probable.  The recorded liabilities for estimated future environmental costs are undiscounted.  The liability includes future costs for remediation and restoration of sites as well as any significant ongoing monitoring costs, but excludes any anticipated insurance recoveries.  Payments related to these liabilities are expected to be made over the next several years.  Environmental remediation costs are included in materials, supplies and other on the consolidated income statements.

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

Other
Other reserves of $50 million and $49 million for 2016 and 2015, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX 2016 Form 10-K p. 78

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2016	Cost	Depreciation	Value	Rate	( Avg. Years)	Method (a)
Road
Rail and Other Track Material	$7,326	$(1,493)	$5,833	2.5%	40	Group Life
Ties	5,368	(1,292)	4,076	3.7%	27	Group Life
Grading	2,600	(514)	2,086	1.4%	90	Group Life
Ballast	2,897	(860)	2,037	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,306	(317)	1,989	1.6%	70	Group Life
Signals and Interlockers	2,523	(496)	2,027	4.0%	25	Group Life/ Straight Line
Buildings	1,238	(447)	791	2.5%	40	Group Life
Other	4,566	(1,905)	2,661	4.2%	24	Group Life
Total Road	28,824	(7,324)	21,500
Equipment
Locomotive	6,110	(2,504)	3,606	3.5%	29	Group Life
Freight Cars	3,386	(1,046)	2,340	2.9%	35	Group Life
Work Equipment and Other	2,108	(1,190)	918	7.4%	14	Group Life/ Straight Line
Total Equipment	11,604	(4,740)	6,864
Land	1,833	—	1,833	N/A	N/A	N/A
Construction In Progress	913	—	913	N/A	N/A	N/A
Other	53	(13)	40	N/A	32	Straight Line
Total Properties	$43,227	$(12,077)	$31,150

(a) For depreciation method, certain asset categories contain technology-related assets, which are depreciated using the straight-line method.

CSX 2016 Form 10-K p. 79

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2015	Cost	Depreciation	Value	Rate	(Avg. Years)	Method (a)
Road
Rail and Other Track Material	$7,150	$(1,414)	$5,736	2.5%	40	Group Life
Ties	5,077	(1,147)	3,930	3.7%	27	Group Life
Grading	2,533	(479)	2,054	1.4%	90	Group Life
Ballast	2,793	(802)	1,991	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,238	(283)	1,955	1.6%	70	Group Life
Signals and Interlockers	2,315	(416)	1,899	4.0%	25	Group Life/ Straight Line
Buildings	1,152	(424)	728	2.5%	40	Group Life
Other	4,306	(1,793)	2,513	4.2%	24	Group Life
Total Road	27,564	(6,758)	20,806
Equipment
Locomotive	5,673	(2,461)	3,212	3.6%	28	Group Life
Freight Cars	3,362	(1,018)	2,344	3.2%	31	Group Life
Work Equipment and Other	2,073	(1,154)	919	7.1%	13	Group Life/ Straight Line
Total Equipment	11,108	(4,633)	6,475
Land	1,858	—	1,858	N/A	N/A	N/A
Construction In Progress	1,003	—	1,003	N/A	N/A	N/A
Other	41	(9)	32	N/A	32	Straight Line
Total Properties	$41,574	$(11,400)	$30,174

(a) For depreciation method, certain asset categories contain technology-related assets, which are depreciated using the straight-line method.

Railroad Assets
The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method of accounting comprise 86% of total fixed assets of $43 billion on a gross basis as of December 2016.  The remaining depreciable assets of the Company are depreciated on a straight-line basis. The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole.  When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its recoverable life.

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

CSX 2016 Form 10-K p. 80

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

Management performs a detailed review of depreciation expense and useful lives on a regular basis. Under the group-life method of accounting, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s assumptions regarding the service lives of its properties.  A depreciation study (also referred to as a life study) is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices.  The STB requires depreciation studies be performed for equipment assets generally every three years and for road (e.g. bridges and signals) and track (e.g. rail, ties and ballast) assets generally every six years.  The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets. In 2016, the Company completed a deprecation study for its equipment assets. In 2014, the Company completed a depreciation study for its road and track assets. The Company plans to complete the next depreciation study for equipment assets in 2019 and road and track assets in 2020.

The results of the depreciation study process determine the service lives for each asset group under the group-life method.  Road assets, including main-line track, have estimated service lives ranging from eight years for system roadway machinery to 90 years for grading (construction of protection for the roadway, tracks and embankments).  Equipment assets, including locomotives and freight cars, have estimated service lives ranging from four years for technology assets to 40 years for work equipment. Changes in asset service lives due to the results of the depreciation studies are applied on a prospective basis and could significantly impact future periods’ depreciation expense, and thus, the Company's results of operations.

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

Recent experience with depreciation studies has resulted in depreciation rate changes that did not materially affect the Company’s annual depreciation expense of $1.3 billion, $1.2 billion and $1.2 billion for 2016, 2015 and 2014, respectively.  In general, changes in depreciation rates result from updated average asset service lives as determined during depreciation studies.

CSX 2016 Form 10-K p. 81

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

Since the rail network is one contiguous, connected network it is impractical to maintain specific identification records for these assets.  For road assets (such as rail and track related items), CSX utilizes a first-in, first-out approach to asset retirements.  The historical cost of these replaced assets is estimated using inflation indices previously published by the Bureau of Labor Statistics, adjusted using Consumer Price Index inflationary figures, applied to the replacement value based on the age of the retired asset.  The indices are used because they closely correlate with the major cost of the materials comprising the applicable road assets.

Equipment assets (such as locomotives and freight cars) are specifically identified at retirement.  When an equipment asset is retired that has been depreciated using the group-life method, the cost is reduced from the cost base and recorded in accumulated depreciation.

In the event that large groups of assets are removed from service as a result of unusual acts or sales, resulting gains and losses are recognized immediately. These acts are not considered to be in the normal course of business and are therefore recognized when incurred.  Examples of such acts would be the major destruction of assets due to significant storm damage (e.g. major hurricanes), the sale of a rail line segment or the disposal of an entire class of assets (e.g. disposal of all refrigerated freight cars).  Abnormal operating gains were $23 million in 2015 primarily related to the sale of an operating rail line segment. There were no abnormal operating gains or losses in 2016 or 2014.

CSX 2016 Form 10-K p. 82

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Non-Railroad Assets, Capital Leases and Land
Non-railroad assets and assets under capital leases are not depreciated using the group-life method; rather, they are depreciated using the straight-line method on a per asset basis. The depreciable lives of these assets are periodically reviewed by the Company and any changes are applied on a prospective basis.  Amortization expense recorded under capital leases is included in depreciation expense on the consolidated income statements. Land is not depreciated. For retirements or disposals of non-railroad depreciable assets and all dispositions of land, the resulting gains or losses are recognized in earnings at the time of disposal. During 2016, the Company recognized $115 million of earnings related to a $110 million gain on the sale of an operating property and a $5 million reimbursement of environmental costs related to the sale, which is recognized in materials, supplies and other on the consolidated statements of income. During 2015, the Company recognized a gain of $59 million related to the sale of non-operating easements, which is recognized in other income on the consolidated statements of income. (For additional information regarding cost reimbursements related to this sale, see Note 10, Other Income.) These gains and losses were not material in 2014.

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

Capital Expenditures
The Company’s capital investment includes purchased and self-constructed assets and property additions that substantially extend the service life or increase the utility of those assets.  Indirect costs that can be specifically traced to capital projects are also capitalized.  The Company is committed to maintaining and improving its existing infrastructure and expanding its network capacity for long-term growth.  Rail operations are capital intensive and CSX accounts for these costs in accordance with GAAP and the Company’s capitalization policy.  All properties are stated at historical cost less an allowance for accumulated depreciation.

CSX 2016 Form 10-K p. 83

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

The Company’s largest category of capital investment is the replacement of track assets and the acquisition or construction of new assets that enable CSX to enhance its operations or provide new capacity offerings to its customers.  These construction projects are primarily completed by CSXT employees.  Costs for track asset replacement and capacity projects that are capitalized include:

•	labor costs, because many of the assets are self-constructed;

•	costs to purchase or construct new track or to prepare ground for the laying of track;

•	welding (rail, field and plant) which are processes used to connect segments of rail;

•	new ballast, which is gravel and crushed stone that holds track in line;

•	fuels and lubricants associated with tie, rail and surfacing work which is the process of raising track to a designated elevation over an extended distance;

•	cross, switch and bridge ties which are the braces that support the rails on a track;

•	gauging which is the process of standardizing the distance between rails;

•	handling costs associated with installing rail, ties or ballast;

•	usage charge of machinery and equipment utilized in construction or installation; and

•	other track materials.

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

CSX 2016 Form 10-K p. 84

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies

Lease Commitments
The Company has various lease agreements with other parties with terms up to 30 years. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. Rent expense on operating leases is included in equipment and other rents on the consolidated income statements. The Company uses the straight-line method to recognize rent expense on operating leases that include escalations over their terms. These amounts are shown in the table below.

	Fiscal Years
(Dollars in Millions)	2016	2015	2014
Rent Expense on Operating Leases	$50	$66	$61

At December 2016, minimum rentals on land, buildings, track and equipment under operating leases are disclosed in the table below.  Also, payments to Conrail for leases on shared rail infrastructure are included in these amounts. (See Note 12, Related Party Transactions).

(Dollars in Millions)	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2017	$78	$(3)	$75
2018	66	(3)	63
2019	62	(3)	59
2020	49	(3)	46
2021	40	(3)	37
Thereafter	153	(7)	146
Total	$448	$(22)	$426

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

The following table summarizes the number of active and inactive locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2016	2015	2014
Amounts Paid	$230	$233	$247
Number of Locomotives	2,243	2,310	1,886

CSX 2016 Form 10-K p. 85

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

As of December 2016, the Company has no outstanding locomotive purchase obligations. Annual payments related to the long-term locomotive maintenance program are estimated in the table below.

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers. Total annual payments under all of these purchase commitments are also estimated in the table below.

(Dollars in Millions)	Locomotive Maintenance Payments	Other Commitments	Total
2017	$234	$129	$363
2018	244	92	336
2019	260	52	312
2020	270	46	316
2021	274	36	310
Thereafter	3,690	253	3,943
Total	$4,972	$608	$5,580

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $6 million to $126 million in aggregate at December 30, 2016. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX 2016 Form 10-K p. 86

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

CSX 2016 Form 10-K p. 87

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel.  For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation.

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003, upon their retirement if certain eligibility requirements are met. Eligible retirees who are age 65 years or older (Medicare-eligible) are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Eligible retirees younger than 65 years (non-Medicare eligible) are covered by a self-insured program partially funded by participating retirees. The life insurance plan is non-contributory.

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

	Summary of Participants as of
	January 1, 2016
	Pension Plans	Post-retirement Medical Plan
Active Employees	4,823	1,139
Retirees and Beneficiaries	12,018	11,893
Other(a)	3,853	54
Total	20,694	13,086
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

CSX 2016 Form 10-K p. 88

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments.  The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis. No qualified pension plan contributions were made during 2014 and 2015. Although no contributions to the Company's qualified pension plans were required, CSX made voluntary contributions totaling $250 million during 2016. No contributions to the Company's qualified pension plans are expected in 2017.

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2017	$183	$39
2018	185	28
2019	184	26
2020	182	24
2021	182	22
2022-2026	904	86
Total	$1,820	$225

Plan Assets
The CSX Investment Committee (the “Investment Committee”), whose members were selected by the Chief Financial Officer and approved by the Chief Executive Officer, is responsible for oversight and investment of plan assets. The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and updated periodically in consideration of plan or employee changes, or changing market conditions. Periodic studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk. The current asset allocation targets 70% equity investments and 30% fixed income investments and cash.  Within equity, a further target is currently established for 42% of total plan assets in domestic equity and 28% in international equity.  Allocations are evaluated for levels within 3% of targeted allocations and are adjusted quarterly as necessary. The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are netted against the pension liabilities on the balance sheet.

	December 2016		December 2015
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,806	71%	$1,626	70%
Fixed Income	665	26	641	28
Cash and Cash Equivalents	68	3	42	2
Total	$2,539	100%	$2,309	100%

CSX 2016 Form 10-K p. 89

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

Fixed income securities guidelines established with individual managers specify the types of allowable investments, such as government, corporate and asset-backed bonds, target certain allocation ranges for domestic and foreign investments and limit the use of certain derivatives.  Additionally, guidelines stipulate minimum credit quality constraints and any prohibited securities. For detailed information regarding the fair value of pension assets, see Note 13, Fair Value Measurements.

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2016 and 2015 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2016	2015	2016	2015
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,717	$2,672	N/A	N/A
Projected Benefit Obligation	2,871	2,860	$274	$314

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,860	$3,002	$314	$340
Service Cost	48	45	2	2
Interest Cost	119	116	12	12
Plan Participants' Contributions	—	—	6	7
Workforce Reduction Program/Curtailment	—	7	—	—
Actuarial Loss (Gain)	20	(110)	(22)	(7)
Benefits Paid	(176)	(200)	(38)	(40)
Benefit Obligation at End of Plan Year	$2,871	$2,860	$274	$314

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,309	$2,504	$—	$—
Actual Return on Plan Assets	139	(9)	—	—
Qualified Employer Contributions	250	—	—	—
Non-qualified Employer Contributions	17	14	32	33
Plan Participants' Contributions	—	—	6	7
Benefits Paid	(176)	(200)	(38)	(40)
Fair Value of Plan Assets at End of Plan Year	2,539	2,309	—	—
Funded Status at End of Plan Year	$(332)	$(551)	$(274)	$(314)

CSX 2016 Form 10-K p. 90

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2016	2015	2016	2015
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$9	$9	$—	$—
Current Liabilities	(15)	(15)	(39)	(36)
Long-term Liabilities	(326)	(545)	(235)	(278)
Net Amount Recognized in
Consolidated Balance Sheets	$(332)	$(551)	$(274)	$(314)

(a)	Long-term assets as of December 2016 and 2015 relate to one of the qualified pension plans whose assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2016, the status of CSX plans only with a net liability is disclosed below. The total fair value of all plans as of December 2016 was $2.5 billion, which includes the qualified pension plans with net assets.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$2,506	$(2,847)
Accumulated Benefit Obligation	2,506	(2,692)

CSX 2016 Form 10-K p. 91

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Net Benefit Expense
The following table describes the components of expense/(income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2016	2015	2014	2016	2015	2014
Service Cost	$48	$45	$44	$2	$2	$3
Interest Cost	119	116	123	12	12	13
Expected Return on Plan Assets	(157)	(162)	(166)	—	—	—
Amortization of Net Loss	48	70	57	3	4	5
Amortization of Prior Service Cost	—	—	—	—	(1)	(1)
Net Periodic Benefit Expense	58	69	58	17	17	20
Special Termination Benefits - Workforce Reduction Program/Curtailment(a)	—	7	27	—	—	8
Settlement Gain(b)	(1)	(2)	(1)	—	—	—
Total Expense	$57	$74	$84	$17	$17	$28

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

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2016	2015	2016	2015
Recognized in the balance sheet
Losses (Gains)	$38	$60	$(22)	$(7)
Expense (Income) recognized in the income statement
Amortization of net losses (a)	$48	$70	$3	$4
Settlement gain	(1)	(2)	—	—
Amortization of prior service costs	—	—	—	(1)

(a)	Amortization of net losses estimated to be expensed for 2017 is approximately $43 million for pension benefits.

CSX 2016 Form 10-K p. 92

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

As of December 2016, the balances of pre-tax amounts to be amortized that are included in accumulated other comprehensive loss (a component of shareholders’ equity) are as follows:

	Pension Benefits	Post-retirement Benefits
Losses	$891	$24
Prior Service Costs (Credits)	—	—
Total	$891	$24

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

In 2017, the Company will measure the service cost and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year instead of a single weighted-average discount rate approach, which has been used in prior years.

The Company made this change to improve the correlation between projected pension and post-retirement benefit obligation cash flows and the corresponding spot discount rates and to provide a more precise measurement of service and interest costs. Under the spot rate approach, individual spot discount rates along the same high-quality corporate bonds yield curve used to measure the pension and post-retirement benefit obligations are applied to the relevant projected cash flows at the relevant maturity. The use of the spot rate approach does not affect the measurement of the pension and post-retirement benefits obligations. The Company accounted for this change on a prospective basis as a change in accounting estimate. For 2017, the Company estimates the adoption of the spot rate approach will decrease net pension and post-retirement benefits expense by approximately $25 million compared to the approach applicable in prior years.

CSX 2016 Form 10-K p. 93

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The weighted averages of assumptions used by the Company to value its pension and post-retirement obligations were as follows:

	Pension Benefits			Post-retirement Benefits
	2016		2015	2016	2015
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	7.00%		7.25%	N/A	N/A
Benefit Cost for Subsequent Plan Year	6.75%		7.00%	N/A	N/A

Discount Rates:
Benefit Cost for Plan Year	4.30%		4.00%	3.85%	3.60%
Benefit Obligation at End of Plan Year	4.08%	(a)	4.30%	3.71%	3.85%

Salary Scale Inflation	4.60%		4.60%	N/A	N/A

(a)
This weighted average discount rate represents the single equivalent discount rate that would result in the same projected benefit obligation as calculated under the spot rate approach for all pension plans and is presented for purposes of comparison across years.

The impact of the health care cost trend rate is immaterial to the post-retirement benefit cost and obligation due to the plan's health reimbursement arrangement that covers Medicare-eligible retirees.

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $35 million, $32 million and $37 million in 2016, 2015 and 2014, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements.  Expense associated with these plans was $35 million, $36 million and $41 million for 2016, 2015 and 2014, respectively.

CSX 2016 Form 10-K p. 94

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt at December 2016 and December 2015 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2016	2016	2016	2015
Notes(a)	2017-2066	4.5%	$11,055	$10,277
Equipment Obligations(b)	2016-2023	6.3%	232	250
Capital Leases	2016-2026	15.6%	6	7
Convertible Debentures(c)		1.0%	—	1
Subtotal Long-term Debt (including current portion)			$11,293	$10,535
Less Debt Due within One Year			(331)	(20)
Long-term Debt (excluding current portion)			$10,962	$10,515
(a) Long-term debt as of December 2015 includes debt issue costs of $168 million that were reclassified from long-term assets to long-term debt on the consolidated balance sheet as a result of ASU, Interest - Imputation of Interest, which became effective for CSX during first quarter 2016.
(b) Equipment obligations are secured by an interest in certain railroad equipment.
(c) Convertible debentures were fully redeemed during August 2016.

Debt Issuance & Early Redemption of Long-term Debt
During 2016, the Company issued $2.2 billion of new debt and repurchased $1.4 billion of certain notes that were expected to mature in 2017, 2018 and 2019 resulting in a net increase in debt of $800 million related to these transactions. CSX issued $700 million of 2.60% notes due 2026, $800 million of 3.80% notes due 2046, and $700 million of 4.25% notes due 2066 (collectively, the “2016 issuances”). These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time at the applicable redemption premium.

The net proceeds of the 2016 issuances were used to fully redeem $300 million of 5.60% notes that otherwise would have matured on May 1, 2017; $600 million of 6.25% notes that otherwise would have matured on March 15, 2018; and $500 million of 7.375% notes that otherwise would have matured on February 1, 2019. The remaining proceeds have been or will be used for general corporate purposes, which may include repurchases of CSX’s common stock, capital investment, pension contributions, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units. The transactions noted above were determined to be an extinguishment of the existing debt, resulting in recognition of $115 million of debt repurchase expense in 2016 related to $1.4 billion of note repayments.

During 2015, CSX issued $600 million of 3.95% notes due 2050 and $600 million of 3.35% notes due 2025. Proceeds were used for general corporate purposes, which may include repurchases of CSX’s common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units.

CSX 2016 Form 10-K p. 95

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities as of
Fiscal Years Ending	December 2016
2017	$331
2018	20
2019	18
2020	745
2021	371
Thereafter	9,808
Total Long-term Debt Maturities, including current portion	$11,293

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. At December 2016, CSX was in compliance with all covenant requirements under the facility.

Receivables Securitization Facility
In September 2016, the Company renewed and modified its existing receivables securitization facility. The facility was extended with a three-year term scheduled to expire in September 2019. It was modified to provide liquidity of up to $200 million, changed from $250 million, along with modifications to other terms. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, LLC, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of December 30, 2016 and the date of this filing, the Company has no outstanding balances under this facility.

CSX 2016 Form 10-K p. 96

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 10.  Other Income - Net

The Company derives income from items that are not considered operating activities.  Income from these items is reported net of related expense. Income from non-operating real estate activities includes the results of the Company’s non-operating real estate sales, leasing, acquisition and management and development activities and may fluctuate as a function of timing of real estate sales. Miscellaneous income (expense) includes equity earnings or losses, investment gains and losses and other non-operating activities and may fluctuate due to timing.  Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2016	2015	2014
Interest Income	$10	$6	$5
Income from Non-operating Real Estate Activities	27	83	23
Miscellaneous Income (Expense)	9	9	(36)
Total Other Income (Expense) - Net	$46	$98	$(8)
Gross Revenue from Real Estate
Operations included above	$56	$104	$47

Income from non-operating real estate activities decreased from 2015 to 2016 primarily due to a $59 million gain in 2015 from the sale of non-operating easements. For additional information, see Note 6, Properties. Miscellaneous income increased from 2014 to 2015 related to lower environmental costs as well as the reimbursement of environmental costs related to the sale of non-operating easements. Additionally, miscellaneous income (expense) for 2014 previously included debt repurchase expense, which is now included as a separate line on the income statement.

NOTE 11.  Income Taxes

Earnings before income taxes of $2.7 billion, $3.1 billion and $3.0 billion for fiscal years 2016, 2015 and 2014, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2016	2015	2014
Current:
Federal	$540	$619	$729
State	82	95	90
Subtotal Current	622	714	819

Deferred:
Federal	355	414	291
State	50	42	7
Subtotal Deferred	405	456	298
Total	$1,027	$1,170	$1,117

CSX 2016 Form 10-K p. 97

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

Income tax expense reconciled to the tax computed at statutory rates is presented in the table below.  In 2016, the Company recorded an income tax expense adjustment of $10 million as a result of a change in the apportionment of state income taxes and the related impact on the valuation of deferred taxes. The Company recorded a tax benefit of $7 million, $4 million and $31 million in 2016, 2015 and 2014, respectively, primarily as a result of federal and state legislative changes as well as the resolution of other federal and state tax matters. Each year's benefit is included in the state income tax and other lines in the table below.

	Fiscal Years
(Dollars In Millions)	2016		2015		2014

Federal Income Taxes	$959	35.0%	$1,098	35.0%	$1,066	35.0%
State Income Taxes	83	3.0%	86	2.7%	61	2.0%
Other	(15)	(0.5)%	(14)	(0.4)%	(10)	(0.3)%
Income Tax Expense/Rate	$1,027	37.5%	$1,170	37.3%	$1,117	36.7%

In September 2013, the IRS issued final regulations governing the income tax treatment of the acquisition, disposition and repair of tangible property. The regulations were effective beginning in 2014. These new regulations did not have a material impact on the financial statements.

The significant components of deferred income tax assets and liabilities include:

	2016		2015
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$125	$—	$207	$—
Other Employee Benefit Plans	272	—	258	—
Accelerated Depreciation	—	9,925	—	9,614
Other	225	293	261	291
Total	$622	$10,218	$726	$9,905
Net Deferred Income Tax Liabilities		$9,596		$9,179

 The primary factors in the change in year-end net deferred income tax liability balances include:

•	annual provision for deferred income tax expense and

•	accumulated other comprehensive loss.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax year 2016.  Federal examinations of original federal income tax returns for all years through 2015 are resolved.

CSX 2016 Form 10-K p. 98

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

As of December 2016, 2015 and 2014, the Company had approximately $25 million, $23 million and $21 million, respectively, of total unrecognized tax benefits. Net tax benefits of $16 million, $15 million and $13 million in 2016, 2015 and 2014, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2016 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2016 is reconciled in the table below.

Uncertain Tax Positions:	Fiscal Year
(Dollars in Millions)	2016	2015	2014
Balance at beginning of the year	$23	$21	$23
Additions based on tax positions related to current year	1	1	2
Additions based on tax positions related to prior years	4	4	3
Reductions based on tax positions related to prior years	—	—	—
Settlements with taxing authorities	—	1	—
Lapse of statute of limitations	(3)	(4)	(7)
Balance at end of the year	$25	$23	$21

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense.  Included in the consolidated income statements are expenses of $2 million in 2016, $2 million in 2015 and $1 million in 2014, respectively, for changes to reserves for interest and penalties for all prior year tax positions. The Company had $6 million, $4 million and $1 million accrued for interest and penalties at 2016, 2015 and 2014, respectively, for all prior year tax positions.

CSX 2016 Form 10-K p. 99

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2017	$27
2018	27
2019	27
2020	27
2021	27
Thereafter	74
Total	$209

Also, included in materials, supplies and other are CSX’s 42 percent share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments.  The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $351 million as of December 2016.

The following table details the related Conrail amounts included in materials, supplies and other in the Company’s consolidated income statements:

	Fiscal Years
(Dollars in Millions)	2016	2015	2014
Rents, fees and services	$114	$123	$124
Purchase price amortization and other	4	4	4
Equity earnings of Conrail	(37)	(33)	(31)
Total Conrail Expense	$81	$94	$97

CSX 2016 Form 10-K p. 100

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Party Transactions, continued

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail.  In 2014, the Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million for both 2016 and 2015, and $3 million for 2014.

	December	December
(Dollars in Millions)	2016	2015
Balance Sheet Information:
CSX payable to Conrail	$91	$65
Promissory notes payable to Conrail subsidiary
2.89% CSX promissory note due October 2044	73	73
2.89% CSXT promissory note due October 2044	151	151

TTX Company
TTX Company ("TTX") is a privately-held corporation engaged in the business of providing its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20 percent of TTX's common stock, and the remaining is owned by the other leading North American railroads and their affiliates. CSX's investment in TTX is $469 million and is included in affiliates and other companies in the consolidated balance sheet. Pursuant to the Investments-Equity Method topic in the ASC, CSX applies the equity method of accounting to its investment in TTX.

As required by the Related Party Disclosures Topic in the ASC, the following table discloses amounts related to TTX that are included in equipment and other rents in the Company’s consolidated income statements. Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

	Fiscal Years
(Dollars in Millions)	2016	2015	2014
Income statement information:
Car hire rents	$233	$218	$207
Equity earnings of TTX	(26)	(20)	(21)
Total TTX expense	$207	$198	$186

	December	December
Balance sheet information:	2016	2015
CSX payable to TTX	$47	$40

CSX 2016 Form 10-K p. 101

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

Various inputs are considered when determining the value of the Company's investments, pension plan assets and long-term debt. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities. These inputs are summarized in the three broad levels listed below:

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

Investments
The Company's investment assets, valued with assistance from a third-party trustee, consist of certificates of deposits, commercial paper, corporate bonds, government securities and auction rate securities and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. There are several valuation methodologies used for those assets as described below:

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. Additionally, the amortized cost basis of these investments was $500 million and $920 million as of December 30, 2016 and December 25, 2015, respectively.

CSX 2016 Form 10-K p. 102

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

	Fiscal Years
	2016				2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$415	$—	$415	$—	$810	$—	$810
Corporate Bonds	—	63	—	63	—	73	—	73
Government Securities	—	22	—	22	—	32	—	32
Auction Rate Securities	—	—	—	—	—	—	4	4
Total investments at fair value	$—	$500	$—	$500	$—	$915	$4	$919

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater:

(Dollars in Millions)	December 2016	December 2015
Less than 1 year	$417	$810
1 - 2 years	12	9
2 - 5 years	4	27
Greater than 5 years	67	73
Total investments at fair value	$500	$919

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

CSX 2016 Form 10-K p. 103

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2016	December 2015
Long-term Debt (Including Current Maturities):
Fair Value	$12,096	$11,340
Carrying Value	11,293	10,535

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

CSX 2016 Form 10-K p. 104

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2016 and 2015 are shown in the table below. For additional information related to pension assets, see Note 8, Employee Benefit Plans.

	Fiscal Years
	2016				2015
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock	$940	$—	$—	$940	$738	$—	$—	$738
Mutual funds	12	—	—	12	15	—	—	15
Cash equivalents	1	—	—	1	8	—	—	8
Corporate bonds	—	497	—	497	—	480	—	480
Government securities	—	141	—	141	—	132	—	132
Asset-backed securities	—	14	—	14	—	14	—	14
Derivatives and other	—	11	—	11	—	6	—	6
Total investments in the fair value hierarchy	$953	$663	$—	$1,616	$761	$632	$—	$1,393
Investments measured at net asset value (a)	n/a	n/a	n/a	$923	n/a	n/a	n/a	$916
Investments at fair value	$953	$663	$—	$2,539	$761	$632	$—	$2,309

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

CSX 2016 Form 10-K p. 105

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 14. Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $1.7 billion, $2.0 billion and $1.8 billion for 2016, 2015 and 2014, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 27, 2013 - Net of Tax	$(462)	$(61)	$(523)
Other Comprehensive (Loss) Income
(Loss) Income Before Reclassifications	(297)	4	(293)
Amounts Reclassified to Net Earnings	60	2	62
Tax Benefit	88	—	88
Total Other Comprehensive (Loss) Income	(149)	6	(143)
Balance December 26, 2014 - Net of Tax	(611)	(55)	(666)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	(53)	(8)	(61)
Amounts Reclassified to Net Earnings	71	(2)	69
Tax (Expense) Benefit	(8)	1	(7)
Total Other Comprehensive Income (Loss)	10	(9)	1
Balance December 25, 2015 - Net of Tax	(601)	(64)	(665)
Other Comprehensive Income
(Loss) Income Before Reclassifications	(16)	3	(13)
Amounts Reclassified to Net Earnings	50	1	51
Tax Expense	(13)	—	(13)
Total Other Comprehensive Income	21	4	25
Balance December 30, 2016 - Net of Tax	$(580)	$(60)	$(640)

CSX 2016 Form 10-K p. 106

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

Fiscal Year Ended December 2016 (53 weeks)	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,618	$2,704	$2,710	$3,037	$11,069
Operating Income	704	840	841	1,004	3,389
Net Earnings	356	445	455	458	1,714

Earnings Per Share, Basic	$0.37	$0.47	$0.48	$0.49	$1.81
Earnings Per Share, Assuming Dilution	0.37	0.47	0.48	0.49	1.81

Fiscal Year Ended December 2015 (52 weeks)
Revenue	$3,027	$3,064	$2,939	$2,781	$11,811
Operating Income	843	1,017	933	791	3,584
Net Earnings	442	553	507	466	1,968

Earnings Per Share, Basic	$0.45	$0.56	$0.52	$0.48	$2.00
Earnings Per Share, Assuming Dilution	0.45	0.56	0.52	0.48	2.00

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

CSX 2016 Form 10-K p. 107

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2016	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Revenue	$—	$10,991	$78	$11,069
Expense	(265)	8,100	(155)	7,680
Operating Income	265	2,891	233	3,389
Equity in Earnings of Subsidiaries	1,997	2	(1,999)	—
Interest Expense	(583)	(35)	39	(579)
Other Income - Net	(112)	44	(1)	(69)
Earnings Before Income Taxes	1,567	2,902	(1,728)	2,741
Income Tax Benefit (Expense)	147	(1,081)	(93)	(1,027)
Net Earnings	$1,714	$1,821	$(1,821)	$1,714

Total Comprehensive Earnings	$1,739	$1,833	$(1,833)	$1,739

Fiscal Year Ended December 2015
Revenue	$—	$11,733	$78	$11,811
Expense	(589)	8,922	(106)	8,227
Operating Income	589	2,811	184	3,584
Equity in Earnings of Subsidiaries	1,949	—	(1,949)	—
Interest Expense	(539)	(33)	28	(544)
Other Income - Net	(4)	111	(9)	98
Earnings Before Income Taxes	1,995	2,889	(1,746)	3,138
Income Tax Expense	(27)	(1,083)	(60)	(1,170)
Net Earnings	$1,968	$1,806	$(1,806)	$1,968

Total Comprehensive Earnings	$1,969	$1,806	$(1,806)	$1,969

Fiscal Year Ended December 2014
Revenue	$—	$12,590	$79	$12,669
Expense	(427)	9,585	(102)	9,056
Operating Income	427	3,005	181	3,613
Equity in Earnings of Subsidiaries	1,996	1	(1,997)	—
Interest Expense	(520)	(46)	21	(545)
Other Income - Net	(19)	(4)	(1)	(24)
Earnings Before Income Taxes	1,884	2,956	(1,796)	3,044
Income Tax Benefit (Expense)	43	(1,093)	(67)	(1,117)
Net Earnings	$1,927	$1,863	$(1,863)	$1,927

Total Comprehensive Earnings	$1,784	$1,875	$(1,875)	$1,784

CSX 2016 Form 10-K p. 108

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 30, 2016	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$305	$281	$17	$603
Short-term Investments	415	—	2	417
Accounts Receivable - Net	2	215	721	938
Receivable from Affiliates	1,157	2,351	(3,508)	—
Materials and Supplies	—	407	—	407
Other Current Assets	—	106	16	122
Total Current Assets	1,879	3,360	(2,752)	2,487
Properties	1	40,518	2,708	43,227
Accumulated Depreciation	(1)	(10,634)	(1,442)	(12,077)
Properties - Net	—	29,884	1,266	31,150
Investments in Conrail	—	—	840	840
Affiliates and Other Companies	(39)	643	15	619
Investment in Consolidated Subsidiaries	24,179	—	(24,179)	—
Other Long-term Assets	2	607	(291)	318
Total Assets	$26,021	$34,494	$(25,101)	$35,414
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$95	$678	$33	$806
Labor and Fringe Benefits Payable	40	440	65	545
Payable to Affiliates	3,457	500	(3,957)	—
Casualty, Environmental and Other Reserves	—	102	13	115
Current Maturities of Long-term Debt	313	19	(1)	331
Income and Other Taxes Payable	(346)	459	16	129
Other Current Liabilities	—	112	2	114
Total Current Liabilities	3,559	2,310	(3,829)	2,040
Casualty, Environmental and Other Reserves	—	208	51	259
Long-term Debt	10,203	759	—	10,962
Deferred Income Taxes - Net	(203)	9,541	258	9,596
Other Long-term Liabilities	783	410	(330)	863
Total Liabilities	14,342	13,228	(3,850)	23,720
Shareholders' Equity:
Common Stock, $1 Par Value	928	181	(181)	928
Other Capital	138	5,095	(5,095)	138
Retained Earnings	11,253	15,994	(15,994)	11,253
Accumulated Other Comprehensive Loss	(640)	(19)	19	(640)
Noncontrolling Minority Interest	—	15	—	15
Total Shareholders' Equity	11,679	21,266	(21,251)	11,694
Total Liabilities and Shareholders' Equity	$26,021	$34,494	$(25,101)	$35,414

CSX 2016 Form 10-K p. 109

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 25, 2015	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$444	$175	$9	$628
Short-term Investments	810	—	—	810
Accounts Receivable - Net	1	198	783	982
Receivable from Affiliates	1,092	2,038	(3,130)	—
Materials and Supplies	—	350	—	350
Other Current Assets	(59)	120	9	70
Total Current Assets	2,288	2,881	(2,329)	2,840
Properties	1	38,964	2,609	41,574
Accumulated Depreciation	(1)	(10,016)	(1,383)	(11,400)
Properties - Net	—	28,948	1,226	30,174
Investments in Conrail	—	—	803	803
Affiliates and Other Companies	(39)	658	(28)	591
Investment in Consolidated Subsidiaries	22,755	—	(22,755)	—
Other Long-term Assets	8	399	(70)	337
Total Assets	$25,012	$32,886	$(23,153)	$34,745
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$108	$626	$30	$764
Labor and Fringe Benefits Payable	36	407	47	490
Payable to Affiliates	2,954	437	(3,391)	—
Casualty, Environmental and Other Reserves	—	115	16	131
Current Maturities of Long-term Debt	1	19	—	20
Income and Other Taxes Payable	(87)	183	12	108
Other Current Liabilities	—	437	2	439
Total Current Liabilities	3,012	2,224	(3,284)	1,952
Casualty, Environmental and Other Reserves	—	219	50	269
Long-term Debt	9,732	783	—	10,515
Deferred Income Taxes - Net	(188)	9,141	226	9,179
Other Long-term Liabilities	804	484	(126)	1,162
Total Liabilities	13,360	12,851	(3,134)	23,077
Shareholders' Equity
Common Stock, $1 Par Value	966	181	(181)	966
Other Capital	113	5,091	(5,091)	113
Retained Earnings	11,238	14,774	(14,774)	11,238
Accumulated Other Comprehensive Loss	(665)	(31)	31	(665)
Noncontrolling Minority Interest	—	20	(4)	16
Total Shareholders' Equity	11,652	20,035	(20,019)	11,668
Total Liabilities and Shareholders' Equity	$25,012	$32,886	$(23,153)	$34,745

Certain prior year data has been reclassified to conform to the current presentation.

CSX 2016 Form 10-K p. 110

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2016	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$453	$2,950	$(362)	$3,041

Investing Activities
Property Additions	—	(2,208)	(190)	(2,398)
Purchases of Short-term Investments	(929)	—	—	(929)
Proceeds from Sales of Short-term Investments	1,325	—	—	1,325
Proceeds from Property Dispositions	—	195	—	195
Other Investing Activities	(41)	91	(41)	9
Net Cash Provided by (Used in) Investing Activities	355	(1,922)	(231)	(1,798)

Financing Activities
Long-term Debt Issued	2,200	—	—	2,200
Long-term Debt Repaid	(1,400)	(19)	—	(1,419)
Dividends Paid	(680)	(600)	600	(680)
Shares Repurchased	(1,056)	—	—	(1,056)
Other Financing Activities	(11)	(303)	1	(313)
Net Cash Provided by (Used in) Financing Activities	(947)	(922)	601	(1,268)
Net Decrease in Cash and Cash Equivalents	(139)	106	8	(25)
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$305	$281	$17	$603

CSX 2016 Form 10-K p. 111

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2015	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$983	$2,974	$(587)	$3,370

Investing Activities
Property Additions	—	(2,400)	(162)	(2,562)
Purchases of Short-term Investments	(1,734)	—	(5)	(1,739)
Proceeds from Sales of Short-term Investments	1,175	—	50	1,225
Proceeds from Property Dispositions	—	147	—	147
Other Investing Activities	(10)	132	(85)	37
Net Cash Provided by (Used in) Investing Activities	(569)	(2,121)	(202)	(2,892)

Financing Activities
Long-term Debt Issued	1,200	—	—	1,200
Long-term Debt Repaid	(200)	(29)	—	(229)
Dividends Paid	(686)	(750)	750	(686)
Shares Repurchased	(804)	—	—	(804)
Other Financing Activities	10	1	(11)	—
Net Cash Provided by (Used in) Financing Activities	(480)	(778)	739	(519)
Net (Decrease) Increase in Cash and Cash Equivalents	(66)	75	(50)	(41)
Cash and Cash Equivalents at Beginning of Period	510	100	59	669
Cash and Cash Equivalents at End of Period	$444	$175	$9	$628

CSX 2016 Form 10-K p. 112

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

CSX 2016 Form 10-K p. 113

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 30, 2016, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 30, 2016, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 30, 2016 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 30, 2016.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 30, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2016 Form 10-K p. 114

CSX CORPORATION
PART II

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of CSX Corporation

We have audited CSX Corporation’s (CSX) internal control over financial reporting as of December 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). CSX's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, CSX maintained, in all material respects, effective internal control over financial reporting as of December 30, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of CSX and our report dated February 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 14, 2017

CSX 2016 Form 10-K p. 115

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
     None
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 29, 2017 with respect to its 2017 annual meeting of shareholders, except for the information regarding the executive officers of the Company.  Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

Item 15.  Exhibits, Financial Statement Schedules
(a)(1) Financial Statements

See Index to Consolidated Financial Statements on page	57.

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

CSX 2016 Form 10-K p. 116

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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1	Amended and Restated Articles of Incorporation of the Registrant, effective as of October 7, 2015	October 9, 2015, Exhibit 3.1, Form 8-K
3.2	Amended and Restated Bylaws of the Registrant, amended effective as of February 8, 2017	February 10, 2017, Exhibit 3.1, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon(as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
Material Contracts:
10.2**	CSX Directors’ Pre-2005 Deferred Compensation Plan (as amended through January 8, 2008)	February 22, 2008, Exhibit 10.2, Form 10-K
10.3**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.4**	CSX Directors' Charitable Gift Plan, as amended	March 4, 1994, Exhibit 10.4, Form 10-K
10.5**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)
10.6**	Railroad Retirement Benefits Agreement with Michael J. Ward	February 26, 2003, Exhibit 10.13, Form 10-K

CSX 2016 Form 10-K p. 117

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.12**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K
10.13**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.14**	Senior Executive Incentive Compensation Plan	March 17, 2000, Appendix B, Definitive Proxy Statement
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
June 11, 1999, Exhibit 10.5, Form 8-K

CSX 2016 Form 10-K p. 118

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
September 2, 2004, Exhibit 10.2, Form 8-K
10.27**	Restricted Stock Award Agreement with Fredrik J. Eliasson	February 12, 2014, Exhibit 10.29, Form 10-K
10.28**	Long-term Incentive Plan, dated May 6, 2014	May 8, 2014, Exhibit 10.1, Form 8-K
10.29**	Form of Change of Control Agreement	May 8, 2014, Exhibit 10.2, Form 8-K
10.30	Revolving Credit Agreement, dated May 21, 2015	May 28, 2015, Exhibit 10.1, Form 8-K
10.31**	Long-term Incentive Plan, dated February 11, 2015	February 13, 2015, Exhibit 10.1, Form 8-K
10.32**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.33**	Long-term Incentive Plan, dated February 10, 2016	February 16, 2016, Exhibit 10.1, Form 8-K
10.34**	Form of Restricted Stock Unit Agreement	February 16, 2016, Exhibit 10.2, Form 10-K
10.35**	Form of Stock Option Agreement	February 16, 2016, Exhibit 10.3, Form 10-K
10.36**	Restricted Stock Award Agreement with Fredrik J. Eliasson	February 16, 2016, Exhibit 10.5, Form 10-K
10.37**	Restricted Stock Award Agreement with Frank A. Lonegro	February 16, 2016, Exhibit 10.5, Form 10-K
10.38**	Restricted Stock Award Agreement with Cynthia M. Sanborn	February 16, 2016, Exhibit 10.5, Form 10-K
10.39**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2017)	October 12, 2016, Exhibit 10.1, Form 10-Q

CSX 2016 Form 10-K p. 119

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 30, 2016 filed with the SEC on February 14, 2017, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 30, 2016, December 25, 2015 and December 26, 2014, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 30, 2016, December 25, 2015 and December 26, 2014, (iii) Consolidated Balance Sheets at December 30, 2016 and December 25, 2015, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 30, 2016, December 25, 2015 and December 26, 2014, and (v) the Notes to Consolidated Financial Statements.

Other exhibits:
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
Note: Items not filed herewith have been submitted in previous SEC filings.

CSX 2016 Form 10-K p. 120

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ CAROLYN T. SIZEMORE
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: February 14, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 14, 2017.

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

CSX 2016 Form 10-K p. 121

SIGNATURES

Signature	Title

*	Director
Donna M. Alvarado

*	Director
John B. Breaux

*	Director
Pamela L. Carter

*	Director
Steven T. Halverson

*	Director
Edward J. Kelly, III

*	Director
John D. McPherson

*	Director
David M. Moffett

*	Director
Timothy T. O'Toole

*	Director
David M. Ratcliffe

*	Director
Donald J. Shepard

*	Director
J. Steven Whisler

CSX 2016 Form 10-K p. 122