Form 10-Q
period 2017-03-31
CSX CORP
filed 2017-04-20
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Yes ( ) No (X)
There were 922,687,144 shares of common stock outstanding on March 31, 2017 (the latest practicable date that is closest to the filing date).

CSX Q1 2017 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

CSX Q1 2017 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2017	2016

Revenue	$2,869	$2,618
Expense
Labor and Fringe	789	796
Materials, Supplies and Other	567	550
Fuel	218	150
Depreciation	320	313
Equipment and Other Rents	90	105
Restructuring Charge (Note 1)	173	—
Total Expense	2,157	1,914

Operating Income	712	704

Interest Expense	(137)	(143)
Other Income - Net	7	7
Earnings Before Income Taxes	582	568

Income Tax Expense	(220)	(212)
Net Earnings	$362	$356

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.39	$0.37
Net Earnings Per Share, Assuming Dilution	$0.39	$0.37

Average Shares Outstanding (In millions)	927	962
Average Shares Outstanding, Assuming Dilution (In millions)	929	963

Cash Dividends Paid Per Common Share	$0.18	$0.18

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2017	2016
Total Comprehensive Earnings (Note 10)	$368	$363

See accompanying notes to consolidated financial statements.

CSX Q1 2017 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 31, 2017	December 30, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$930	$603
Short-term Investments	287	417
Accounts Receivable - Net (Note 1)	943	938
Materials and Supplies	415	407
Other Current Assets	85	122
Total Current Assets	2,660	2,487

Properties	43,399	43,227
Accumulated Depreciation	(12,140)	(12,077)
Properties - Net	31,259	31,150

Investment in Conrail	847	840
Affiliates and Other Companies	622	619
Other Long-term Assets	324	318
Total Assets	$35,712	$35,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$898	$806
Labor and Fringe Benefits Payable	445	545
Casualty, Environmental and Other Reserves (Note 4)	114	115
Current Maturities of Long-term Debt (Note 7)	331	331
Income and Other Taxes Payable	302	129
Other Current Liabilities	187	114
Total Current Liabilities	2,277	2,040

Casualty, Environmental and Other Reserves (Note 4)	252	259
Long-term Debt (Note 7)	10,963	10,962
Deferred Income Taxes - Net	9,648	9,596
Other Long-term Liabilities	903	863
Total Liabilities	24,043	23,720

Shareholders' Equity:
Common Stock, $1 Par Value	923	928
Other Capital	170	138
Retained Earnings	11,197	11,253
Accumulated Other Comprehensive Loss (Note 10)	(634)	(640)
Noncontrolling Interest	13	15
Total Shareholders' Equity	11,669	11,694
Total Liabilities and Shareholders' Equity	$35,712	$35,414

See accompanying notes to consolidated financial statements.

CSX Q1 2017 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2017	2016

OPERATING ACTIVITIES
Net Earnings	$362	$356
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	320	313
Restructuring Charge	161	—
Deferred Income Taxes	59	80
Other Operating Activities	2	(29)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(30)	57
Other Current Assets	33	(30)
Accounts Payable	91	50
Income and Other Taxes Payable	162	59
Other Current Liabilities	(117)	(102)
Net Cash Provided by Operating Activities	1,043	754

INVESTING ACTIVITIES
Property Additions	(441)	(425)
Purchase of Short-term Investments	(75)	(235)
Proceeds from Sales of Short-term Investments	205	670
Other Investing Activities	25	31
Net Cash (Used in) Provided by Investing Activities	(286)	41

FINANCING ACTIVITIES
Dividends Paid	(166)	(173)
Shares Repurchased	(258)	(249)
Other Financing Activities	(6)	(270)
Net Cash Used in Financing Activities	(430)	(692)

Net Increase in Cash and Cash Equivalents	327	103

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	603	628
Cash and Cash Equivalents at End of Period	$930	$731

See accompanying notes to consolidated financial statements.

CSX Q1 2017 Form 10-Q p.5

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

CSX’s other holdings include CSX Real Property, Inc. ("CSX Real Property"), a subsidiary responsible for the Company’s real estate sales, leasing, acquisition and management and development activities. As substantially all of CSX Real Property's remaining activities are focused on supporting railroad operations, beginning in first quarter 2017, all results of these activities are included in operating income. Previously, these activities were classified as operating or non-operating based on the nature of the activity and were not material for any periods presented.

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the three months ended March 31, 2017 and March 25, 2016;

•	Consolidated comprehensive income statements for the three months ended March 31, 2017 and March 25, 2016;

•	Consolidated balance sheets at March 31, 2017 and December 30, 2016; and

•	Consolidated cash flow statements for the three months ended March 31, 2017 and March 25, 2016.

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

CSX Q1 2017 Form 10-Q p.6

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
CSX follows a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The first fiscal quarters of 2017 and 2016 consisted of 13 weeks ending on March 31, 2017 and March 25, 2016, respectively.

•	Fiscal year 2017 will consist of 52 weeks ending on December 29, 2017.

•	Fiscal year 2016 consisted of 53 weeks ending on December 30, 2016.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2017 and March 25, 2016, and references to "year-end" indicate the fiscal year ended December 30, 2016.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $23 million and $33 million is included in the consolidated balance sheets as of the end of first quarter 2017 and December 30, 2016, respectively.

New Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in the operating expense section of the income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of net loss) will be presented in other income - net. This standard update is effective beginning with the first quarter 2018 and must be applied retrospectively. The Company does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity.

In March 2017, the FASB issued ASU Simplifying the Test for Goodwill Impairment, which eliminates step two, the calculation of the implied fair value of goodwill, from the goodwill impairment test. Impairment will be quantified in step one of the test as the amount by which the carrying amount exceeds the fair value. This standard update is effective beginning first quarter 2020 and must be applied prospectively. The Company does not believe this standard will have a material effect on its financial condition, results of operations or liquidity.

In May 2014, the FASB issued ASU Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard update is effective for CSX beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption.

CSX Q1 2017 Form 10-Q p.7

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

The Company is currently finalizing its review of the impact of adopting this new guidance and developing a comprehensive implementation plan. In-depth reviews of a significant portion of commercial contracts have been completed, additional contracts are presently being reviewed and changes to processes and internal controls have been identified to meet the standard’s reporting and disclosure requirements. At this time, the Company does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity.

In February 2016, the FASB issued ASU, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard update is effective for CSX beginning with the first quarter 2019 and will be adopted using a modified retrospective method. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and continue to be implemented. For example, software has been implemented that will assist in recognition of additional assets and liabilities to be included on the balance sheet related to operating leases with durations greater than twelve months, with certain allowable exceptions. The Company continues to evaluate the expected financial impact of this standard update.

Other Items
Restructuring charge
In March 2017, the Company reduced its management workforce by 765 employees through an involuntary separation program with enhanced benefits. The majority of separation benefits will be paid from general corporate funds while certain benefits will be paid through CSX’s qualified pension plans. Cash expenditures, most of which will take place in second quarter 2017, will total approximately $90 million primarily related to one-time severance costs. Additionally, the terms of unvested equity awards for the outgoing CEO and President were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018.

The restructuring charge includes costs related to the management workforce reduction, the proration of equity awards and other advisory costs related to the leadership transition. The majority of the costs for restructuring activities for these 765 employees were recognized in first quarter 2017 as shown in the table below. The Company expects to incur additional costs as reductions continue until the program is completed.

	First Quarters
(Dollars in millions)	2017	2016
Severance and Pension	$131	$—
Other Post-retirement Benefits Curtailment	13	—
Employee Equity Awards Proration and Other	11	—
Subtotal Management Workforce Reduction	$155	—
Executive Equity Awards Proration	8	—
Advisory Fees Related to Shareholder Matters	10	—
Total Restructuring Charge	$173	—

CSX Q1 2017 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2017	2016
Numerator (Dollars in millions):
Net Earnings	$362	$356

Denominator (Units in millions):
Average Common Shares Outstanding	927	962
Other Potentially Dilutive Common Shares	2	1
Average Common Shares Outstanding, Assuming Dilution	929	963

Net Earnings Per Share, Basic	$0.39	$0.37
Net Earnings Per Share, Assuming Dilution	$0.39	$0.37

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

The Earnings Per Share Topic in the FASB's ASC requires CSX to include additional shares in the computation of earnings per share, assuming dilution. The additional shares included in diluted earnings per share represent the number of shares that would be issued if all of the above potentially dilutive instruments were converted into CSX common stock.

When calculating diluted earnings per share, this rule requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately three million and four million of total average outstanding stock options for the first quarters ended March 31, 2017 and March 25, 2016, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Dividend Increase and Share Repurchases
On April 20, 2017, the Company announced an 11 percent increase in the quarterly dividend to $0.20 per common share, payable on June 15, 2017 to shareholders of record at the close of business on May 31, 2017. Also, on April 20, 2017, the Company announced a new $1 billion share repurchase program, which is expected to be completed over the next 12 months.

During the first quarters of 2017 and 2016, the Company repurchased approximately $258 million, or six million shares, and $249 million, or ten million shares, respectively under the $2 billion share repurchase program announced in April 2015. As of April 5, 2017, the Company had completed all share repurchases under this program.

CSX Q1 2017 Form 10-Q p.9

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

Share-based compensation expense is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Total pre-tax expense associated with share-based compensation and its related income tax benefit is shown in the table below. The year over year increase in expense related to performance units and stock options is primarily due to modifications to the terms of awards (see Equity Award Modifications below) and higher expected award payouts.

	First Quarters
(Dollars in millions)	2017	2016

Share-Based Compensation Expense
Performance Units	$20	$1
Stock Options	12	2
Restricted Stock Units and Awards	4	3
Stock Awards for Directors	2	2
Total Share-Based Compensation Expense	$38	$8
Income Tax Benefit	13	3

Long-term Incentive Plan
On February 22, 2017, the Company granted approximately 600 thousand performance units to certain employees under a new long-term incentive plan ("2017-2019 LTIP"), which was adopted under the CSX Stock and Incentive Award Plan. Payouts of performance units for the cycle ending with fiscal year 2019 will be based on the achievement of goals related to both operating ratio and return on assets in each case excluding non-recurring items as disclosed in the Company's financial statements. The cumulative operating ratio and average return on assets over the plan period will each comprise 50% of the payout and will be measured independently of the other.

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

CSX Q1 2017 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Stock Options
Also, on February 22, 2017, the Company granted approximately 1.3 million stock options along with the corresponding LTIP plan. The fair value of stock options on the date of grant was $12.54 per option which was calculated using the Black-Scholes valuation model. Stock options have been granted with ten-year terms and vest three years after the date of grant. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals.

Restricted Stock Units
Finally, on February 22, 2017, the Company granted approximately 300 thousand restricted stock units along with the corresponding LTIP plan. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

CEO Stock Option Award
On March 6, 2017, the Company granted 9 million stock options to the incoming CEO at a fair value of $12.88 per option calculated using the Black-Scholes valuation model. These options were granted with a ten-year term and an exercise price equal to the closing market price of the underlying stock on the date of grant. Half of the options, or 4.5 million, will vest on the CEO's service anniversary in equal annual installments over 4 years. The other half will vest based on achievement of performance targets related to both operating ratio and earnings before interest, taxes, depreciation and amortization adjusted for certain items.

Fair Value of All Stock Option Awards
The fair value of all stock option awards during the quarter, including those granted along with 2017-2019 LTIP and the CEO stock option award, was estimated at the grant date with the following weighted average assumptions:

	First Quarters
	2017	2016
Weighted-average grant date fair value	$12.83	$4.68

Stock options valuation assumptions:
Annual dividend yield	1.5%	3.0%
Risk-free interest rate	2.2%	1.4%
Annualized volatility	27.1%	27.3%
Expected life (in years)	6.3	6.5

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$49.61	$24.13

CSX Q1 2017 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Equity Award Modifications
The terms of performance units, restricted stock units and stock options granted as part of the Company's long-term share-based compensation plans typically require participants to be employed through the final day of the respective performance or vesting period as applicable, except in the case of death, disability or retirement. As part of an enhanced severance benefit under the management streamlining and realignment initiative discussed in Note 1, unvested performance units, restricted stock units and stock options for separated employees not eligible for retirement were permitted to vest on a pro-rata basis.

    Additionally, the terms of unvested equity awards for the outgoing CEO and President were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018. The terms were modified in exchange for each agreeing to serve in an advisory capacity upon request until May 31, 2017, and waiving various rights and claims, including the cancellation of their respective change of control agreements with the Company.

Together, these two award modifications impacted a total of 58 employees. The resulting increase to share-based compensation expense for revaluation of the affected awards was $12 million.

NOTE 4.	Casualty, Environmental and Other Reserves
Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below:

	March 31, 2017			December 30, 2016
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$46	$122	$168	$46	$124	$170
Occupational(a)	7	51	58	7	52	59
Total Casualty	53	173	226	53	176	229
Environmental	42	51	93	42	53	95
Other	19	28	47	20	30	50
Total	$114	$252	$366	$115	$259	$374

(a)	Occupational reserves include asbestos-related diseases and occupational injuries.

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

CSX Q1 2017 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $226 million and $229 million as of March 31, 2017 and December 30, 2016, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX Q1 2017 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental
Environmental reserves were $93 million and $95 million as of March 31, 2017 and December 30, 2016, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 222 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q1 2017 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Other
Other reserves of $47 million and $50 million as of March 31, 2017 and December 30, 2016, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $6 million to $129 million in aggregate at March 31, 2017. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX Q1 2017 Form 10-Q p.15

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

CSX Q1 2017 Form 10-Q p.16

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

As a result of the management streamlining and realignment program initiated in the first quarter 2017, the Company remeasured other post-retirement benefits as of March 1, 2017 (the remeasurement date) and recorded a curtailment loss of $13 million included in restructuring charge on the income statement. In connection with this remeasurement, the Company updated the effective discount rate assumption from 3.71% to 3.59%.

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

	Pension Benefits
(Dollars in millions)	First Quarters
	2017	2016
Service Cost	$11	$12
Interest Cost	23	30
Expected Return on Plan Assets	(42)	(39)
Amortization of Net Loss	11	12
Net Periodic Benefit Cost	3	15
Special Termination Benefits - Management Workforce Reduction(a)	50	—
Total Expense	$53	$15

	Other Post-retirement Benefits
(Dollars in millions)	First Quarters
	2017	2016
Interest Cost	$2	3
Amortization of Net Loss	—	1
Net Periodic Benefit Cost	2	4
Special Termination Benefits - Management Workforce Reduction Curtailment(a)	13	—
Total Expense	$15	$4
(a) Special termination benefits were charges in the first quarter 2017 that resulted from the management workforce reduction. For further information regarding the plan, see Note 1. Nature of Operations and Significant Accounting Policies.

CSX Q1 2017 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2017.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2017 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 30, 2016	$331	$10,962	$11,293
2017 activity:
Discount, premium and other activity	—	(1)	(1)
Debt issue cost activity	—	2	2
Long-term debt as of March 31, 2017	$331	$10,963	$11,294

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2017, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility
The Company has a receivables securitization facility with a three-year term scheduled to expire in September 2019. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $200 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

NOTE 8.    Income Taxes

There have been no material changes to the balance of unrecognized tax benefits reported at December 30, 2016.

CSX Q1 2017 Form 10-Q p.18

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

Investments
The Company's investment assets, valued with assistance from a third-party trustee, consist of certificates of deposits, commercial paper, corporate bonds and government securities and are carried at fair value on the consolidated balance sheet per the Fair Value Measurements and Disclosures Topic in the ASC. There are several valuation methodologies used for those assets as described below.

•	Certificates of Deposit and Commercial Paper (Level 2): Valued at amortized cost, which approximates fair value; and

•	Corporate Bonds and Government Securities (Level 2): Valued using broker quotes that utilize observable market inputs.

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the table below. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $369 million and $500 million as of March 31, 2017 and December 30, 2016, respectively.

CSX Q1 2017 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

(Dollars in Millions)	March 31, 2017	December 30, 2016
Certificates of Deposit and Commercial Paper	$285	$415
Corporate Bonds	64	63
Government Securities	22	22
Total investments at fair value	$371	$500

These investments have the following maturities:

(Dollars in millions)	March 31, 2017	December 30, 2016
Less than 1 year	$287	$417
1 - 2 years	12	12
2 - 5 years	6	4
Greater than 5 years	66	67
Total investments at fair value	$371	$500

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 31, 2017	December 30, 2016
Long-term Debt (Including Current Maturities):
Fair Value	$12,055	$12,096
Carrying Value	11,294	11,293

CSX Q1 2017 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $368 million and $363 million for first quarters 2017 and 2016, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 30, 2016, Net of Tax	$(580)	$(60)	$(640)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(1)	(1)
Amounts Reclassified to Net Earnings	11	—	11
Tax Expense	(4)	—	(4)
Total Other Comprehensive Income (Loss)	7	(1)	6
Balance March 31, 2017, Net of Tax	$(573)	$(61)	$(634)

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

CSX Q1 2017 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,851	$18	$2,869
Expense	(48)	2,228	(23)	2,157
Operating Income	48	623	41	712

Equity in Earnings of Subsidiaries	422	—	(422)	—
Interest (Expense) / Benefit	(142)	(10)	15	(137)
Other Income / (Expense) - Net	3	11	(7)	7

Earnings Before Income Taxes	331	624	(373)	582
Income Tax Benefit / (Expense)	31	(235)	(16)	(220)
Net Earnings	$362	$389	$(389)	$362

Total Comprehensive Earnings	$368	$387	$(387)	$368

First Quarter 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,598	$20	$2,618
Expense	(72)	2,064	(78)	1,914
Operating Income	72	534	98	704

Equity in Earnings of Subsidiaries	401	—	(401)	—
Interest (Expense) / Benefit	(143)	(10)	10	(143)
Other Income / (Expense) - Net	1	7	(1)	7

Earnings Before Income Taxes	331	531	(294)	568
Income Tax (Expense) / Benefit	25	(198)	(39)	(212)
Net Earnings	$356	$333	$(333)	$356

Total Comprehensive Earnings	$363	$332	$(332)	$363

Certain prior year data has been reclassified to conform to the current presentation.

CSX Q1 2017 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
March 31, 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$648	$272	$10	$930
Short-term Investments	285	—	2	287
Accounts Receivable - Net	2	198	743	943
Receivable from Affiliates	1,122	2,397	(3,519)	—
Materials and Supplies	—	415	—	415
Other Current Assets	—	74	11	85
Total Current Assets	2,057	3,356	(2,753)	2,660

Properties	1	40,670	2,728	43,399
Accumulated Depreciation	(1)	(10,662)	(1,477)	(12,140)
Properties - Net	—	30,008	1,251	31,259

Investments in Conrail	—	—	847	847
Affiliates and Other Companies	(39)	646	15	622
Investments in Consolidated Subsidiaries	24,434	—	(24,434)	—
Other Long-term Assets	2	603	(281)	324
Total Assets	$26,454	$34,613	$(25,355)	$35,712

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$171	$698	$29	$898
Labor and Fringe Benefits Payable	34	383	28	445
Payable to Affiliates	3,478	475	(3,953)	—
Casualty, Environmental and Other Reserves	—	102	12	114
Current Maturities of Long-term Debt	313	19	(1)	331
Income and Other Taxes Payable	(29)	310	21	302
Other Current Liabilities	—	178	9	187
Total Current Liabilities	3,967	2,165	(3,855)	2,277

Casualty, Environmental and Other Reserves	—	203	49	252
Long-term Debt	10,206	757	—	10,963
Deferred Income Taxes - Net	(207)	9,592	263	9,648
Other Long-term Liabilities	832	396	(325)	903
Total Liabilities	$14,798	$13,113	$(3,868)	$24,043

Shareholders' Equity
Common Stock, $1 Par Value	$923	$181	$(181)	$923
Other Capital	170	5,095	(5,095)	170
Retained Earnings	11,197	16,232	(16,232)	11,197
Accumulated Other Comprehensive Loss	(634)	(21)	21	(634)
Noncontrolling Interest	—	13	—	13
Total Shareholders' Equity	$11,656	$21,500	$(21,487)	$11,669
Total Liabilities and Shareholders' Equity	$26,454	$34,613	$(25,355)	$35,712

CSX Q1 2017 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
December 30, 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$305	$281	$17	$603
Short-term Investments	415	—	2	417
Accounts Receivable - Net	2	215	721	938
Receivable from Affiliates	1,157	2,351	(3,508)	—
Materials and Supplies	—	407	—	407
Other Current Assets	—	106	16	122
Total Current Assets	1,879	3,360	(2,752)	2,487

Properties	1	40,518	2,708	43,227
Accumulated Depreciation	(1)	(10,634)	(1,442)	(12,077)
Properties - Net	—	29,884	1,266	31,150

Investments in Conrail	—	—	840	840
Affiliates and Other Companies	(39)	643	15	619
Investment in Consolidated Subsidiaries	24,179	—	(24,179)	—
Other Long-term Assets	2	607	(291)	318
Total Assets	$26,021	$34,494	$(25,101)	$35,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$95	$678	$33	$806
Labor and Fringe Benefits Payable	40	440	65	545
Payable to Affiliates	3,457	500	(3,957)	—
Casualty, Environmental and Other Reserves	—	102	13	115
Current Maturities of Long-term Debt	313	19	(1)	331
Income and Other Taxes Payable	(346)	459	16	129
Other Current Liabilities	—	112	2	114
Total Current Liabilities	3,559	2,310	(3,829)	2,040

Casualty, Environmental and Other Reserves	—	208	51	259
Long-term Debt	10,203	759	—	10,962
Deferred Income Taxes - Net	(203)	9,541	258	9,596
Other Long-term Liabilities	783	410	(330)	863
Total Liabilities	$14,342	$13,228	$(3,850)	$23,720

Shareholders' Equity
Common Stock, $1 Par Value	$928	$181	$(181)	$928
Other Capital	138	5,095	(5,095)	138
Retained Earnings	11,253	15,994	(15,994)	11,253
Accumulated Other Comprehensive Loss	(640)	(19)	19	(640)
Noncontrolling Minority Interest	—	15	—	15
Total Shareholders' Equity	$11,679	$21,266	$(21,251)	$11,694
Total Liabilities and Shareholders' Equity	$26,021	$34,494	$(25,101)	$35,414

CSX Q1 2017 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$644	$566	$(167)	$1,043
Investing Activities
Property Additions	—	(397)	(44)	(441)
Purchases of Short-term Investments	(75)	—	—	(75)
Proceeds from Sales of Short-term Investments	205	—	—	205
Other Investing Activities	(1)	(24)	50	25
Net Cash Provided by (Used in) Investing Activities	129	(421)	6	(286)
Financing Activities
Dividends Paid	(166)	(150)	150	(166)
Shares Repurchased	(258)	—	—	(258)
Other Financing Activities	(6)	(4)	4	(6)
Net Cash Provided by (Used in) Financing Activities	(430)	(154)	154	(430)
Net Increase (Decrease) in Cash and Cash Equivalents	343	(9)	(7)	327
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$648	$272	$10	$930

CSX Q1 2017 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$36	$834	$(116)	$754
Investing Activities
Property Additions	—	(391)	(34)	(425)
Purchases of Short-term Investments	(235)	—	—	(235)
Proceeds from Sales of Short-term Investments	670	—	—	670
Other Investing Activities	(1)	26	6	31
Net Cash Provided by (Used in) Investing Activities	434	(365)	(28)	41
Financing Activities
Dividends Paid	(173)	(150)	150	(173)
Shares Repurchased	(249)	—	—	(249)
Other Financing Activities	1	(271)	—	(270)
Net Cash Provided by (Used in) Financing Activities	(421)	(421)	150	(692)
Net Increase (Decrease) in Cash and Cash Equivalents	49	48	6	103
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$493	$223	$15	$731

CSX Q1 2017 Form 10-Q p.26

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2017 HIGHLIGHTS

•	The Company named E. Hunter Harrison CEO and began implementing Precision Scheduled Railroading.

•	The Company reduced the management workforce and completed other restructuring activities that resulted in a restructuring charge of $173 million.

	First Quarters
	2017	2016	Fav / (Unfav)	% Change
Volume (in thousands)	1,592	1,551	41	3%

(in millions)
Revenue	$2,869	$2,618	$251	10%
Expense	2,157	1,914	(243)	(13)%
Operating Income	$712	$704	$8	1%

Operating Ratio	75.2%	73.1%	(210)	bps

Earnings Per Diluted Share	$0.39	$0.37	$0.02	5%

On March 6, 2017, the Company named E. Hunter Harrison as its new CEO and began implementing Precision Scheduled Railroading. As a result, CSX is adjusting its strategy to successfully execute this new model, relentlessly focusing on providing customer service, controlling costs, operating safely, developing people and optimizing assets.

CSX Q1 2017 Form 10-Q p.27

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Agricultural
Agricultural and Food Products (a)	121	121	—%	$332	$323	3%	$2,744	$2,669	3%
Fertilizers (a)	77	76	1	129	127	2	1,675	1,671	—
Industrial
Chemicals (a)	175	175	—	566	546	4	3,234	3,120	4
Automotive	119	113	5	316	290	9	2,655	2,566	3
Metals and Equipment (a)	70	62	13	190	165	15	2,714	2,661	2
Housing and Construction
Minerals (a)	70	58	21	114	94	21	1,629	1,621	—
Forest Products	67	68	(1)	192	189	2	2,866	2,779	3
Total Merchandise	699	673	4	1,839	1,734	6	2,631	2,577	2
Coal	205	200	3	522	399	31	2,546	1,995	28
Intermodal	688	678	1	434	405	7	631	597	6
Other	—		—	74	80	(8)	—	—	—
Total	1,592	1,551	3%	$2,869	$2,618	10%	$1,802	$1,688	7%

(a) At the beginning of the third quarter 2016, in order to better align markets with the Company's business strategy, changes were made in the categorization of certain lines of business. Prior periods have been reclassified to conform to the current presentation and are posted on the Company's website at csx.com under the investors section.

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

CSX Q1 2017 Form 10-Q p.28

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2017
Revenue
Revenue increased $251 million to $2.9 billion from the prior year's first quarter due to volume growth, pricing gains and increased fuel surcharge.

Merchandise
Agricultural Sector
Agricultural and Food Products - Volume was flat as gains in ethanol driven by higher production levels were offset by declines in the export grain market as the strong South American harvest and low barge rates negatively impacted rail volumes.

Fertilizers - Volume increased modestly due to rail conversion of phosphate rock traffic that would otherwise move by truck. This growth was partially offset by reduced demand for nitrogen reflecting the anticipated shift of acres planted from corn to soybeans.

Industrial Sector
Chemicals - Volume was flat as fly ash shipments, which began moving a year ago, ramped up over several quarters to current levels. Growth was also driven by soil remediation projects and frac sand due to an increase in drilling activity. These gains were offset by lower crude oil shipments as crude by rail economics remained challenged.

Automotive - Volume increased, driven by SUV and truck shipments, as North American vehicle production increased versus the prior year at several CSX-served plants.

Metals and Equipment - Volume grew due to improved domestic steel production, which reflected moderating import steel pressure and increased construction-related activity.

Housing and Construction Sector
Minerals - Volume grew as shipments of aggregates increased, reflecting construction project activity and periods of mild winter weather, which allowed for additional production and movement. In addition, salt demand improved after a few significant snow storms depleted stockpiles in the northeast.

Forest Products - Volume was down modestly as truck competition from excess capacity continued to constrain growth despite positive momentum in the housing market and rail shipments of building products. In addition, headwinds from electronic substitution continued to negatively impact shipments of paper products.

CSX Q1 2017 Form 10-Q p.29

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Coal
Domestic Utility Coal - Volume declined due to mild winter weather and a competitive loss of short-haul interchange traffic as previously conveyed.

Domestic Coke, Iron Ore and Other - Iron ore shipments were down as a large customer retooled its production, but overall demand was stable.

Export Coal - Volume increased as global supply levels and pricing conditions extended the strong demand environment for U.S. coal exports.

Intermodal
Domestic - Volume declined one percent as the impact of a short-haul competitive loss in the third quarter of last year was partially offset by continued growth in CSX’s highway-to-rail initiative.

International - Volume increased five percent, reflecting improving demand in international freight flows and strong performance in several large customer accounts.

Expenses
Expenses increased $243 million to $2.2 billion year over year, primarily driven by a restructuring charge and a fuel price increase, partially offset by efficiency savings. Variances versus the prior year's first quarter are described below.

Labor and Fringe expense decreased $7 million due to the following:

•	Inflation of $36 million was driven primarily by increased health and welfare costs.

•	Incentive compensation was $30 million higher reflecting the expected award payouts on existing plans.

•	Volume-related costs were $21 million higher.

•	Efficiency savings of $74 million were driven by lower T&E and operating support costs.

•	Other costs decreased by $20 million primarily due to a $14 million decrease in pension expense.

Materials, Supplies and Other expense increased $17 million due to the following:

•	Inflation resulted in $9 million of additional cost.

•	Volume-related costs were $15 million higher.

•	Efficiency savings of $41 million were primarily related to lower operating support costs.

•	Other costs increased $34 million due to $14 million in prior year favorable adjustments that did not repeat in the current quarter and several other items.

Fuel expense increased $68 million due to the following:

•	A 45 percent price increase drove $67 million in additional fuel expense.

•	Volume-related costs were $6 million higher due to a five percent year-over-year increase in gross ton miles.

•	Efficiency savings of $5 million were related to process improvement and locomotive fuel reduction initiatives.

Depreciation expense increased $7 million primarily due to a larger asset base.

CSX Q1 2017 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equipment and Other Rents expense decreased $15 million due to the following:

•	Inflation resulted in $3 million of additional cost due to higher rates on automotive freight cars.

•	Volume-related costs decreased by $4 million, despite an overall year-over-year volume increase, due to lower rents on certain boxcars primarily attributable to demand decreases in paper products.

•	Efficiency savings of $3 million were due to improved miles per car.

•	Other costs decreased $11 million primarily due to rental income that was previously classified as other income in the prior years being reclassified to operating expense in the current year.

Restructuring charge includes costs related to the management workforce reduction, the proration of equity awards and other advisory costs related to the leadership transition.

Interest expense decreased $6 million primarily due to lower average interest rates, partially offset by higher average debt balances.

Other income - net did not change versus prior year's first quarter.

Income tax expense increased $8 million primarily due to increased earnings before income taxes.

CSX Q1 2017 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Non-GAAP Measures - Unaudited
CSX reports its financial results in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). CSX also uses certain non-GAAP measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior reported results.  Non-GAAP measures do not have standardized definitions and are not defined by U.S. GAAP. Therefore, CSX’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP. Reconciliations of non-GAAP measures to corresponding GAAP measures are below.

Adjusted Operating Results
Management believes that adjusted operating income, adjusted operating ratio, adjusted net earnings and adjusted net earnings per share, assuming dilution are important in evaluating the Company’s operating performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends. The $173 million restructuring charge impact to net earnings and net earnings per share, assuming dilution was tax effected using a tax rate of 37.8%.

	For the Quarter ended March 31, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution

GAAP Operating Results	$712	75.2%	$362	$0.39
Restructuring Charge	173	(6.0)%	108	0.12
Adjusted Operating Results (non-GAAP)	$885	69.2%	$470	$0.51

Free Cash Flow
Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities. The following table reconciles cash provided by operating activities (GAAP measure) to adjusted free cash flow after restructuring, before dividends (non-GAAP measure). The restructuring charge impact to free cash flow was tax effected using a tax rate of 37.8%.

	Quarter Ended
(Dollars in millions)	March 31, 2017	March 25, 2016
Net cash provided by operating activities	1,043	754
Property additions	(441)	(425)
Other investing activities	25	31
Free Cash Flow (before payment of dividends)	627	360
Add back: Cash paid related to Restructuring Charge (after-tax)	7	—
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$634	$360

CSX Q1 2017 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating Statistics (Estimated)

	First Quarters
	2017	2016	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	0.99	0.91	(9)%
FRA Train Accident Rate	2.37	3.14	25%

On-Time Originations	81%	81%	—%
On-Time Arrivals	61%	64%	(5)%

Train Velocity	20.2	21.1	(4)%
Dwell	26.1	26.0	—%

Cars-On-Line	210,589	207,357	(2)%
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

CSX’s FRA reportable personal injury frequency index of 0.99 for the quarter was nine percent unfavorable, despite a slight reduction in the number of injuries, due to a significant decline in man-hours from fewer employees. The FRA train accident frequency rate of 2.37 for the quarter improved 25 percent from the prior year due to a substantial reduction in the number of accident occurrences in comparison to the prior year. The Company remains committed to ongoing improvement, with a focus on avoiding catastrophic events.

CSX’s operating performance remained stable in the first quarter. On-time originations were 81 percent, which were consistent with the previous year, and on-time arrivals decreased to 61 percent, a five percent decline year-over-year. Average train velocity experienced a four percent decline to 20.2 miles per hour and terminal dwell of 26.1 hours remained relatively constant when compared to the prior year.

CSX Q1 2017 Form 10-Q p.33

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
Total assets increased $298 million from prior year primarily due to an increase in cash, including short-term investment activity of approximately $200 million and an increase in net properties of approximately $110 million. Total liabilities and shareholders' equity combined increased $298 million from year end primarily due to the net increase in income taxes payable of approximately $170 million and a restructure charge of $173 million, partially offset by a $100 million reduction in Labor and Fringe primarily due to the payout of incentive compensation.

Significant Cash Flows
The following chart highlights net cash activity of $327 million as compared to $103 million for operating, investing and financing activities for three months ended 2017 and 2016.

•	Cash provided by operating activities increased $289 million primarily driven by higher collections of freight accounts receivable and the timing of tax, payroll and interest payments.

•	Cash used in investing activities increased $327 million primarily driven by lower net sales of short-term investments.

•	Cash used in financing activities decreased $262 million as a repayment of seller-financed assets that occurred in the prior year did not repeat in the current year.

CSX Q1 2017 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Projected capital investments for 2017 are now expected to be $2.1 billion, including approximately $270 million for Positive Train Control ("PTC"). Of the 2017 investment, over half will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting profitable growth, productivity initiatives and service improvements. CSX intends to fund capital investments through cash generated from operations.

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through March 2017 was $1.8 billion.

Liquidity and Working Capital
As of the end of first quarter 2017, CSX had $1.2 billion of cash, cash equivalents and short-term investments. CSX has a $1.0 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

The Company has a receivables securitization facility with a three-year term scheduled to expire in September 2019. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $200 million, depending on eligible receivables balances. As of the date of this filing, the Company has no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $383 million and $447 million as of March 31, 2017 and December 30, 2016, respectively. The decline since year-end in working capital of $64 million is primarily due to an increase in current income taxes payable of $173 million and a current restructuring severance liability of approximately $80 million, partially offset by an increase of $178 million in net cash and short-term investments.

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

CSX Q1 2017 Form 10-Q p.35

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

CSX Q1 2017 Form 10-Q p.36

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

CSX Q1 2017 Form 10-Q p.37

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

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2017, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2017, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q1 2017 Form 10-Q p.38

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

During the first quarters of 2017 and 2016, the Company repurchased approximately $258 million, or six million shares, and $249 million, or ten million shares, respectively under the $2 billion share repurchase program announced in April 2015. As of April 5, 2017, the Company had completed all share repurchases under this program.

On April 20, 2017, the Company announced a new $1 billion share repurchase program, which is expected to be completed over the next 12 months.

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

Share repurchase activity for the first quarter 2017 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$270,270,134
January	2,044,818	$38.93	1,938,768	195,428,197
February	1,660,565	47.58	1,660,500	116,424,432
March	2,175,500	47.78	2,175,500	12,474,350
Ending Balance	5,880,883	$44.65	5,774,768	$12,474,350

(a) First quarter 2017 consisted of the following fiscal periods: January (December 31, 2016 - January 27, 2017), February (January 28, 2017 - February 24, 2017), March (February 25, 2017 - March 31, 2017).
(b) The difference of 106,115 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
    None

CSX Q1 2017 Form 10-Q p.39

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
3.01	Amended and Restated Bylaws of the Registrant, effective as of March 6, 2017	March 7, 2017 Exhibit 3.1, Form 8-K
Material Contracts:
10.01	CSX 2017-2019 Long Term Incentive Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.1, Form 8-K
10.02	Separation Agreement, effective February 27, 2017, between Michael J. Ward and CSX Corporation	February 27, 2017 Exhibit 10.2, Form 8-K
10.03	Separation Agreement, effective February 27, 2017, between Clarence W. Gooden and CSX Corporation	February 27, 2017 Exhibit 10.3, Form 8-K
10.04	CSX Section 16 Officer Severance Benefit Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.4, Form 8-K
10.05	Letter Agreement, dated as of March 6, 2017, between CSX Corporation and MR Argent Advisor LLC	March 7, 2017 Exhibit 10.1, Form 8-K
10.06	Registration Rights Agreement, dated as of March 30, 2017, between CSX Corporation and MR Argent Advisor LLC	April 3, 2017 Exhibit 10.1, Form 8-K
10.07*	Employment Agreement, effective as of March 6, 2017, between CSX Corporation and E. Hunter Harrison
10.08*	Inducement Non-Qualified Stock Option Agreement Under the CSX 2010 Stock and Incentive Award Plan between CSX Corporation and E. Hunter Harrison
10.09*	Inducement Non-Qualified Stock Option Agreement Under the CSX Special Executive Equity Award Program between CSX Corporation and E. Hunter Harrison

Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on April 19, 2017, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 31, 2017 and March 25, 2016, (ii) consolidated comprehensive income statements for the fiscal periods ended March 31, 2017 and March 25, 2016 (iii) consolidated balance sheets at March 31, 2017 and December 30, 2016, (iv) consolidated cash flow statements for the fiscal periods ended March 31, 2017 and March 25, 2016, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q1 2017 Form 10-Q p.40

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Carolyn T. Sizemore
Carolyn T. Sizemore
Vice President and Controller
(Principal Accounting Officer)

Dated: April 20, 2017

CSX Q1 2017 Form 10-Q p.41