Form 10-Q
period 2017-06-30
CSX CORP
filed 2017-07-19
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Yes (X) No ( )
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer", "accelerated filer” and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer (X)    Accelerated Filer ( )    Non-accelerated Filer ( )    Smaller Reporting Company ( ) Emerging growth company ( )

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ( )

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ( ) No (X)
There were 913,313,010 shares of common stock outstanding on June 30, 2017 (the latest practicable date that is closest to the filing date).

CSX Q2 2017 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

CSX Q2 2017 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2017	2016	2017	2016

Revenue	$2,933	$2,704	$5,802	$5,322
Expense
Labor and Fringe	743	749	1,532	1,545
Materials, Supplies and Other	490	519	1,057	1,069
Fuel	198	172	416	322
Depreciation	327	319	647	632
Equipment and Other Rents	95	105	185	210
Restructuring Charge (Note 1)	122	—	295	—
Total Expense	1,975	1,864	4,132	3,778

Operating Income	958	840	1,670	1,544

Interest Expense	(137)	(141)	(274)	(284)
Other Income - Net	6	8	13	15
Earnings Before Income Taxes	827	707	1,409	1,275

Income Tax Expense	(317)	(262)	(537)	(474)
Net Earnings	$510	$445	$872	$801

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.55	$0.47	$0.94	$0.84
Net Earnings Per Share, Assuming Dilution	$0.55	$0.47	$0.94	$0.84

Average Shares Outstanding (In millions)	920	952	923	957
Average Shares Outstanding, Assuming Dilution (In millions)	924	952	926	958

Cash Dividends Paid Per Common Share	$0.20	$0.18	$0.38	$0.36

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2017	2016	2017	2016
Total Comprehensive Earnings (Note 10)	$575	$454	$943	$817

See accompanying notes to consolidated financial statements.

CSX Q2 2017 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 30, 2017	December 30, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$620	$603
Short-term Investments	477	417
Accounts Receivable - Net (Note 1)	1,015	938
Materials and Supplies	428	407
Other Current Assets	90	122
Total Current Assets	2,630	2,487

Properties	43,751	43,227
Accumulated Depreciation	(12,324)	(12,077)
Properties - Net	31,427	31,150

Investment in Conrail	856	840
Affiliates and Other Companies	631	619
Other Long-term Assets	317	318
Total Assets	$35,861	$35,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$810	$806
Labor and Fringe Benefits Payable	506	545
Casualty, Environmental and Other Reserves (Note 4)	115	115
Current Maturities of Long-term Debt (Note 7)	19	331
Income and Other Taxes Payable	95	129
Other Current Liabilities	127	114
Total Current Liabilities	1,672	2,040

Casualty, Environmental and Other Reserves (Note 4)	248	259
Long-term Debt (Note 7)	11,806	10,962
Deferred Income Taxes - Net	9,737	9,596
Other Long-term Liabilities	797	863
Total Liabilities	24,260	23,720

Shareholders' Equity:
Common Stock, $1 Par Value	913	928
Other Capital	210	138
Retained Earnings	11,033	11,253
Accumulated Other Comprehensive Loss (Note 10)	(569)	(640)
Noncontrolling Interest	14	15
Total Shareholders' Equity	11,601	11,694
Total Liabilities and Shareholders' Equity	$35,861	$35,414

See accompanying notes to consolidated financial statements.

CSX Q2 2017 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2017	2016

OPERATING ACTIVITIES
Net Earnings	$872	$801
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	647	632
Restructuring Charge	166	—
Deferred Income Taxes	112	165
Other Operating Activities	(15)	(27)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(103)	66
Other Current Assets	12	(61)
Accounts Payable	6	—
Income and Other Taxes Payable	(46)	27
Other Current Liabilities	(85)	(11)
Net Cash Provided by Operating Activities	1,566	1,592

INVESTING ACTIVITIES
Property Additions	(955)	(1,066)
Purchase of Short-term Investments	(545)	(260)
Proceeds from Sales of Short-term Investments	492	810
Other Investing Activities	41	35
Net Cash Used In Investing Activities	(967)	(481)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	850	—
Long-term Debt Repaid (Note 7)	(313)	—
Dividends Paid	(350)	(344)
Shares Repurchased	(757)	(515)
Other Financing Activities	(12)	(314)
Net Cash Used in Financing Activities	(582)	(1,173)

Net Increase (Decrease) in Cash and Cash Equivalents	17	(62)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	603	628
Cash and Cash Equivalents at End of Period	$620	$566

See accompanying notes to consolidated financial statements.

CSX Q2 2017 Form 10-Q p.5

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the six months ended June 30, 2017 and June 24, 2016;

•	Consolidated comprehensive income statements for the six months ended June 30, 2017 and June 24, 2016;

•	Consolidated balance sheets at June 30, 2017 and December 30, 2016; and

•	Consolidated cash flow statements for the six months ended June 30, 2017 and June 24, 2016.

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

CSX Q2 2017 Form 10-Q p.6

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday:

•	The second fiscal quarters of 2017 and 2016 consisted of 13 weeks ending on June 30, 2017 and June 24, 2016, respectively.

•	Fiscal year 2016 consisted of 53 weeks ending on December 30, 2016.

On July 7, 2017 the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar:

•	Fiscal year 2017 commenced on December 31, 2016, as the fiscal year 2016 ended on December 30, 2016 under the 52/53 week fiscal calendar.

•
The third quarter 2017 commenced on July 1, 2017, as the second quarter 2017 ended on June 30, 2017 under the 52/53 week fiscal calendar, and will include one additional day in order to end on September 30, 2017. Third quarter 2017 will include one more day of business results than third quarter 2016.

•
The fourth quarter 2017 will commence on October 1, 2017, and include one additional day in order to end on December 31, 2017. Fourth quarter 2017 will include six fewer days of business results than fourth quarter 2016, which contained 14 weeks under the 52/53 week fiscal calendar.

•	Fiscal year 2017 will include 366 days of activity, five fewer days than fiscal year 2016, which was a 53 week fiscal year that began on December 26, 2015 and ended December 30, 2016.

The Company does not expect that this change will materially impact comparability of the Company’s financial results for fiscal year 2016 and fiscal year 2017. Accordingly, the change to a calendar fiscal year will be made on a prospective basis and operating results for prior periods will not be adjusted. The Company will not be required to file a transition report because this change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934 as the new fiscal year commences with the end of the prior fiscal year end and within seven days of the prior fiscal year end.

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2017 and June 24, 2016, and references to "year-end" indicate the fiscal year ended December 30, 2016.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $24 million and $33 million is included in the consolidated balance sheets as of June 30, 2017 and December 30, 2016, respectively.

CSX Q2 2017 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity on what changes to share-based awards are considered substantive and require modification accounting to be applied. This update is required beginning with first quarter 2018 and should be applied prospectively to award modifications after the effective date. The Company has early adopted this standard update in second quarter 2017 and will apply it prospectively to award modifications after the adoption date. The Company does not regularly modify the terms and conditions of share-based awards and does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity.

In March 2017, the FASB issued ASU Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in the operating expense section of the income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of net loss) will be presented in other income - net. This standard update is effective beginning with the first quarter 2018 and must be applied retrospectively. The Company does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity.

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

In May 2014, the FASB issued ASU Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. This standard update is effective for CSX beginning with the first quarter 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company does not intend to adopt this standard update early.

The FASB has recently issued several amendments to the revenue standard, including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identifying performance obligations. These amendments do not change the core principle of the standard, but provide clarity and implementation guidance.

CSX Q2 2017 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

The Company is currently finalizing its review of the impact of adopting this new guidance and developing a comprehensive implementation plan. In-depth reviews of a significant portion of commercial contracts have been completed, additional contracts are presently being reviewed and changes to processes and internal controls have been identified to meet the standard’s reporting and disclosure requirements. At this time, the Company does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity. Freight revenue will continue to be recognized ratably over transit time. Additionally, the disaggregated revenue information required to be disclosed under this standard update is similar to the information currently included in the Results of Operations section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Other Items
Management Workforce Reduction
Through an involuntary separation program with enhanced benefits to further its strategic objectives, CSX reduced its management workforce by 951 employees, 765 employees during first quarter 2017 and 186 employees during second quarter 2017. The Company has been focused on driving efficiencies through process improvement and responding to business mix shifts. These management reductions were designed to further streamline general and administrative and operating support functions to speed decision making and further control costs. In April 2017, the involuntary separation program was completed. The majority of separation benefits are being paid from general corporate funds while certain benefits will be paid through CSX’s qualified pension plans.

Reimbursement Arrangements
In June 2017, the Company and the Company's President and Chief Executive Officer, E. Hunter Harrison, executed a letter agreement providing for certain reimbursement arrangements. Pursuant to the letter agreement, the Company made a reimbursement payment to MR Argent Advisor LLC ("Mantle Ridge") of $55 million for funds previously paid to Mr. Harrison by Mantle Ridge. Further, the Company assumed Mantle Ridge’s obligation to pay Mr. Harrison, prior to March 15, 2018, a lump sum cash amount of $29 million in respect of other forfeited compensation from his previous employer, Canadian Pacific Railway Limited (“CP”). The Company also assumed Mantle Ridge’s tax indemnification obligations to Mr. Harrison, which enables him to remain in the same after-tax position as if he had not: (i) forfeited such compensation and benefits earned from CP; and (ii) received $55 million from Mantle Ridge. The ownership position of Mantle Ridge, a CSX shareholder, is detailed in the Company's Proxy Statement filed on April 20, 2017. The Vice-Chairman of CSX's Board of Directors, Paul C. Hilal, founded and controls Mantle Ridge and each of its related entities. At the Company's 2017 annual meeting of shareholders held on June 5, 2017, the Company's shareholders approved, on an advisory basis, with 93 percent of the vote, the Company undertaking such reimbursement arrangements.

CSX Q2 2017 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Restructuring Charge
In first quarter 2017, the former CEO and President of the Company announced their retirements, and the terms of their unvested equity awards were modified to permit prorated vesting through May 31, 2018. The total restructuring charge includes costs related to the management workforce reduction, reimbursement arrangements, the proration of equity awards and other advisory costs related to the leadership transition. Future charges related to this restructuring are not expected to be material. Expenses related to the management workforce reduction and other costs are shown in the following table.

	2017
(Dollars in millions)	First Quarter	Second Quarter	Year-to-Date
Severance	$81	$10	$91
Pension, Other Post-retirement Benefit and Other Non-cash Charges	68	10	78
Relocation	6	2	8
Subtotal Management Workforce Reduction	$155	$22	$177
Reimbursement Arrangements	—	84	84
Non-cash Executive Equity Awards Proration	8	16	24
Advisory Fees Related to Shareholder Matters	10	—	10
Total Restructuring Charge	$173	$122	$295

Charges and payments related to the management workforce reduction and other costs are shown in the following table.

(Dollars in millions)	2017 Charges	2017 Payments	Non-cash Items	Liability 6/30/2017
Severance	$91	$(62)		$29
Pension, Other Post-retirement Benefit and Other Non-cash Charges (a)	78	—	(78)	—
Relocation	8	(2)		6
Subtotal Management Workforce Reduction	$177	$(64)	$(78)	$35
Reimbursement Arrangements	84	(55)		29
Non-cash Executive Equity Awards Proration	24	—	(24)
Advisory Fees Related to Shareholder Matters	10	(10)		—
Total Restructuring Charge	$295	$(129)	$(102)	$64
(a) The majority of non-cash items are related to certain benefits paid through CSX's qualified pension plans.

CSX Q2 2017 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2017	2016	2017	2016
Numerator (Dollars in millions):
Net Earnings	$510	$445	$872	$801
Dividend Equivalents on Restricted Stock	—	—	—	(1)
Net Earnings, Attributable to Common Shareholders	$510	445	$872	800

Denominator (Units in millions):
Average Common Shares Outstanding	920	952	923	957
Other Potentially Dilutive Common Shares	4	—	3	1
Average Common Shares Outstanding, Assuming Dilution	924	952	926	958

Net Earnings Per Share, Basic	$0.55	$0.47	$0.94	$0.84
Net Earnings Per Share, Assuming Dilution	$0.55	$0.47	$0.94	$0.84

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

When calculating diluted earnings per share, this rule requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 10 million and 5 million of total average outstanding stock options for the second quarters ended June 30, 2017 and June 24, 2016, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
The Company continues to repurchase shares under its $1 billion program announced on April 20, 2017. On July 18, 2017, the Company announced that an additional $500 million of share repurchase authority had been approved by the Board of Directors, bringing the total program size to $1.5 billion.

During the second quarters of 2017 and 2016, the Company repurchased approximately $499 million, or 9 million shares, and $266 million, or 10 million shares, respectively. During the six months of 2017 and 2016, the Company repurchased $757 million, or 15 million shares, and $515 million, or 20 million shares, respectively.

CSX Q2 2017 Form 10-Q p.11

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

	Second Quarters		Six Months
(Dollars in millions)	2017	2016	2017	2016

Share-Based Compensation Expense
Performance Units	$18	$3	$39	$4
Stock Options	21	1	32	3
Restricted Stock Units and Awards	5	3	9	6
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$44	$7	$82	$15
Income Tax Benefit	$12	$3	$25	$6

Long-term Incentive Plan
In February 2017, the Company granted approximately 600 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2017 through 2019, which was adopted under the CSX Stock and Incentive Award Plan. Payouts of performance units for the cycle ending with fiscal year 2019 will be based on the achievement of goals related to both operating ratio and return on assets in each case excluding non-recurring items as disclosed in the Company's financial statements. The cumulative operating ratio and average return on assets over the plan period will each comprise 50% of the payout and will be measured independently of the other.

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

CSX Q2 2017 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Stock Options
Also, in February 2017, the Company granted approximately 1.3 million stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $12.54 per option which was calculated using the Black-Scholes valuation model. Stock options have been granted with ten-year terms and vest three years after the date of grant. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During second quarter 2017, there were immaterial grants of stock options to certain members of management.

Restricted Stock Units
Finally, in February 2017, the Company granted approximately 300 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

CEO Stock Option Award
In March 2017, the Company granted 9 million stock options to the incoming CEO at a fair value of $12.88 per option calculated using the Black-Scholes valuation model. These options were granted with a ten-year term and an exercise price equal to the closing market price of the underlying stock on the date of grant. Half of the options, or 4.5 million, will vest on the CEO's service anniversary in equal annual installments over four years. The other half will vest based on achievement of performance targets related to both operating ratio and earnings before interest, taxes, depreciation and amortization adjusted for certain items.

Fair Value of All Stock Option Awards
The fair values of all stock option awards during the quarter and six months ended June 30, 2017, including those granted along with 2017 - 2019 LTIP and the CEO stock option award, were estimated at the grant date with the following weighted average assumptions:

	Second Quarters		Six Months
	2017	2016	2017	2016
Weighted-average grant date fair value	$12.27	$—	$12.83	$4.68

Stock options valuation assumptions:
Annual dividend yield	1.5%	—	1.5%	3.0%
Risk-free interest rate	2.1%	—	2.2%	1.4%
Annualized volatility	27.0%	—	27.1%	27.3%
Expected life (in years)	6.5	—	6.3	6.5

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$47.80	$—	$49.60	$24.13

CSX Q2 2017 Form 10-Q p.13

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

    Additionally, the terms of unvested equity awards for the former CEO and President were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018. The terms were modified in exchange for each agreeing to serve in an advisory capacity upon request until May 31, 2017, and waiving various rights and claims, including the cancellation of their respective change of control agreements with the Company.

Together, these two award modifications impacted a total of 73 employees. The resulting increase to share-based compensation expense for revaluation of the affected awards was $19 million for the second quarter, and $31 million for the six months ended June 30, 2017.

NOTE 4.    Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below:

	June 30, 2017			December 30, 2016
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$45	$118	$163	$46	$124	$170
Occupational(a)	4	56	60	7	52	59
Total Casualty	49	174	223	53	176	229
Environmental	43	44	87	42	53	95
Other	23	30	53	20	30	50
Total	$115	$248	$363	$115	$259	$374

(a)	Occupational reserves include asbestos-related diseases and occupational injuries.

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

CSX Q2 2017 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $223 million and $229 million as of June 30, 2017 and December 30, 2016, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX Q2 2017 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental
Environmental reserves were $87 million and $95 million as of June 30, 2017 and December 30, 2016, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 229 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q2 2017 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Other
Other reserves of $53 million and $50 million as of June 30, 2017 and December 30, 2016, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $128 million in aggregate at June 30, 2017. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX Q2 2017 Form 10-Q p.17

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

CSX Q2 2017 Form 10-Q p.18

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

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2017	2016	2017	2016
Service Cost	$9	$12	$20	$24
Interest Cost	23	30	46	60
Expected Return on Plan Assets	(43)	(40)	(85)	(79)
Amortization of Net Loss	10	12	21	24
Net Periodic Benefit Cost	$(1)	$14	$2	$29
Special Termination Benefits - Management Workforce Reduction/Curtailment	7	—	57	—
Total Expense	$6	$14	$59	$29

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2017	2016	2017	2016
Service Cost	$1	$1	$1	$1
Interest Cost	2	3	4	6
Amortization of Net Loss	—	—	—	1
Net Periodic Benefit Cost	$3	$4	$5	$8
Special Termination Benefits - Management Workforce Reduction/Curtailment	—	—	13	—
Total Expense	$3	$4	$18	$8

CSX Q2 2017 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

As a result of the management workforce reductions in first and second quarters 2017, charges were incurred related to special termination benefits and curtailment costs. (For additional information regarding the management workforce reductions, see Note 1, Nature of Operations and Significant Accounting Policies.) In first quarter 2017, the Company remeasured the other post-retirement benefits obligation and recorded a curtailment loss of $13 million in restructuring charge on the income statement. The remeasurement did not have a material impact on the other post-retirement benefits obligation. In connection with this remeasurement, the effective discount rate assumption was updated to 3.59% from 3.71%.

In the second quarter of 2017, the Company remeasured the pension benefits obligation and pension plan assets and recorded a curtailment loss of $4 million in restructuring charge on the income statement. This remeasurement resulted in a decrease to the liabilities for pension benefits of approximately $86 million and a corresponding decrease to accumulated other comprehensive loss. In connection with this remeasurement, the effective discount rate assumption was updated to 3.94% from 4.08%. There were no other changes to assumptions used to value pension benefits obligation and expense.

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2017.

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2017 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 30, 2016	$331	$10,962	$11,293
2017 activity:
Long-term debt issued	—	850	850
Long-term debt repaid	(313)	—	(313)
Discount, premium and other activity	1	(3)	(2)
Debt issue cost activity	—	(3)	(3)
Long-term debt as of June 30, 2017	$19	$11,806	$11,825

Debt Issuance
    On May 1, 2017, CSX issued $850 million of 3.25% notes due 2027. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds will be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvement in productivity and other cost reductions at CSX’s major transportation units.

CSX Q2 2017 Form 10-Q p.20

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2017, CSX was in compliance with all covenant requirements under this facility.

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

CSX Q2 2017 Form 10-Q p.21

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $551 million and $500 million as of June 30, 2017 and December 30, 2016, respectively.

(Dollars in Millions)	June 30, 2017	December 30, 2016
Certificates of Deposit and Commercial Paper	$465	$415
Corporate Bonds	60	63
Government Securities	29	22
Total investments at fair value	$554	$500

These investments have the following maturities:

(Dollars in millions)	June 30, 2017	December 30, 2016
Less than 1 year	$477	$417
1 - 2 years	6	12
2 - 5 years	7	4
Greater than 5 years	64	67
Total investments at fair value	$554	$500

CSX Q2 2017 Form 10-Q p.22

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 30, 2017	December 30, 2016
Long-term Debt (Including Current Maturities):
Fair Value	$13,168	$12,096
Carrying Value	11,825	11,293

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $575 million and $454 million for second quarters and $943 million and $817 million for six months 2017 and 2016, respectively.

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

CSX Q2 2017 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss), continued

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 30, 2016, Net of Tax	$(580)	$(60)	$(640)
Other Comprehensive Income (Loss)
Income Before Reclassifications	86	—	86
Amounts Reclassified to Net Earnings	24	2	26
Tax Expense	(40)	(1)	(41)
Total Other Comprehensive Income (Loss)	70	1	71
Balance June 30, 2017, Net of Tax	$(510)	$(59)	$(569)

NOTE 11.    Summarized Consolidating Financial Data

In 2007, CSXT, a wholly-owned subsidiary of CSX Corporation, sold secured equipment notes maturing in 2023 in a registered public offering. CSX has fully and unconditionally guaranteed the notes. In connection with the notes, the Company is providing the following condensed consolidating financial information in accordance with SEC disclosure requirements. Each entity in the consolidating financial information follows the same accounting policies as described in the consolidated financial statements, except for the use of the equity method of accounting to reflect ownership interests in subsidiaries which are eliminated upon consolidation and the allocation of certain expenses of CSX incurred for the benefit of its subsidiaries. Condensed consolidating financial information for the obligor, CSXT, and parent guarantor, CSX, is shown in the following tables.

CSX Q2 2017 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,914	$19	$2,933
Expense	6	2,025	(56)	1,975
Operating Income	(6)	889	75	958

Equity in Earnings of Subsidiaries	612	—	(612)	—
Interest (Expense) / Benefit	(143)	(8)	14	(137)
Other Income / (Expense) - Net	2	8	(4)	6

Earnings Before Income Taxes	465	889	(527)	827
Income Tax Benefit / (Expense)	45	(332)	(30)	(317)
Net Earnings	$510	$557	$(557)	$510

Total Comprehensive Earnings	$575	$558	$(558)	$575

Second Quarter 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,685	$19	$2,704
Expense	(67)	1,961	(30)	1,864
Operating Income	67	724	49	840

Equity in Earnings of Subsidiaries	493	—	(493)	—
Interest (Expense) / Benefit	(141)	(10)	10	(141)
Other Income / (Expense) - Net	—	8	—	8

Earnings Before Income Taxes	419	722	(434)	707
Income Tax (Expense) / Benefit	26	(269)	(19)	(262)
Net Earnings	$445	$453	$(453)	$445

Total Comprehensive Earnings	$454	$454	$(454)	$454

CSX Q2 2017 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,765	$37	$5,802
Expense	(42)	4,253	(79)	4,132
Operating Income	42	1,512	116	1,670

Equity in Earnings of Subsidiaries	1,034	—	(1,034)	—
Interest (Expense) / Benefit	(285)	(18)	29	(274)
Other Income / (Expense) - Net	5	19	(11)	13

Earnings Before Income Taxes	796	1,513	(900)	1,409
Income Tax (Expense) / Benefit	76	(567)	(46)	(537)
Net Earnings	$872	$946	$(946)	$872

Total Comprehensive Earnings	$943	$945	$(945)	$943

Six Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,283	$39	$5,322
Expense	(139)	4,025	(108)	3,778
Operating Income	139	1,258	147	1,544

Equity in Earnings of Subsidiaries	894	—	(894)	—
Interest (Expense) / Benefit	(284)	(20)	20	(284)
Other Income / (Expense) - Net	1	15	(1)	15

Earnings Before Income Taxes	750	1,253	(728)	1,275
Income Tax (Expense) / Benefit	51	(467)	(58)	(474)
Net Earnings	$801	$786	$(786)	$801

Total Comprehensive Earnings	$817	$786	$(786)	$817

CSX Q2 2017 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
June 30, 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$483	$128	$9	$620
Short-term Investments	465	—	12	477
Accounts Receivable - Net	1	292	722	1,015
Receivable from Affiliates	1,158	2,811	(3,969)	—
Materials and Supplies	—	428	—	428
Other Current Assets	2	72	16	90
Total Current Assets	2,109	3,731	(3,210)	2,630

Properties	1	40,979	2,771	43,751
Accumulated Depreciation	(1)	(10,824)	(1,499)	(12,324)
Properties - Net	—	30,155	1,272	31,427

Investments in Conrail	—	—	856	856
Affiliates and Other Companies	(39)	655	15	631
Investments in Consolidated Subsidiaries	24,899	—	(24,899)	—
Other Long-term Assets	9	596	(288)	317
Total Assets	$26,978	$35,137	$(26,254)	$35,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$100	$669	$41	$810
Labor and Fringe Benefits Payable	70	396	40	506
Payable to Affiliates	3,998	495	(4,493)	—
Casualty, Environmental and Other Reserves	—	102	13	115
Current Maturities of Long-term Debt	—	19	—	19
Income and Other Taxes Payable	(387)	449	33	95
Other Current Liabilities	(1)	123	5	127
Total Current Liabilities	3,780	2,253	(4,361)	1,672

Casualty, Environmental and Other Reserves	—	200	48	248
Long-term Debt	11,050	756	—	11,806
Deferred Income Taxes - Net	(169)	9,633	273	9,737
Other Long-term Liabilities	730	386	(319)	797
Total Liabilities	$15,391	$13,228	$(4,359)	$24,260

Shareholders' Equity
Common Stock, $1 Par Value	$913	$181	$(181)	$913
Other Capital	210	5,095	(5,095)	210
Retained Earnings	11,033	16,639	(16,639)	11,033
Accumulated Other Comprehensive Loss	(569)	(20)	20	(569)
Noncontrolling Interest	—	14	—	14
Total Shareholders' Equity	$11,587	$21,909	$(21,895)	$11,601
Total Liabilities and Shareholders' Equity	$26,978	$35,137	$(26,254)	$35,861

CSX Q2 2017 Form 10-Q p.27

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

CSX Q2 2017 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$814	$973	$(221)	$1,566
Investing Activities
Property Additions	—	(873)	(82)	(955)
Purchases of Short-term Investments	(539)	—	(6)	(545)
Proceeds from Sales of Short-term Investments	490	—	2	492
Other Investing Activities	(2)	51	(8)	41
Net Cash Provided by (Used in) Investing Activities	(51)	(822)	(94)	(967)
Financing Activities
Long-term Debt Issued	850	—	—	850
Long-term Debt Repaid	(313)	—	—	(313)
Dividends Paid	(350)	(300)	300	(350)
Shares Repurchased	(757)	—	—	(757)
Other Financing Activities	(15)	(4)	7	(12)
Net Cash Provided by (Used in) Financing Activities	(585)	(304)	307	(582)
Net Increase (Decrease) in Cash and Cash Equivalents	178	(153)	(8)	17
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$483	$128	$9	$620

CSX Q2 2017 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$295	$1,449	$(152)	$1,592
Investing Activities
Property Additions	—	(994)	(72)	(1,066)
Purchases of Short-term Investments	(260)	—	—	(260)
Proceeds from Sales of Short-term Investments	810	—	—	810
Other Investing Activities	(2)	104	(67)	35
Net Cash Provided by (Used in) Investing Activities	548	(890)	(139)	(481)
Financing Activities
Dividends Paid	(344)	(300)	300	(344)
Shares Repurchased	(515)	—	—	(515)
Other Financing Activities	(8)	(307)	1	(314)
Net Cash Provided by (Used in) Financing Activities	(867)	(607)	301	(1,173)
Net Increase (Decrease) in Cash and Cash Equivalents	(24)	(48)	10	(62)
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$420	$127	$19	$566

CSX Q2 2017 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2017 HIGHLIGHTS

•	Revenue increased $229 million to $2.9 billion or 8 percent year over year.

•	Expenses of $2.0 billion increased $111 million or 6 percent year over year.

•	Operating income of $958 million increased $118 million or 14 percent year over year.

•	Operating ratio of 67.4% improved 150 basis points versus last year's quarter.

•	Earnings per share of $0.55 increased $0.08 or 17 percent year over year.

	Second Quarters				Six Months
	2017	2016	Fav / (Unfav)	% Change	2017	2016	Fav / (Unfav)	% Change
Volume (in thousands)	1,620	1,595	25	2%	3,212	3,146	66	2%

(in millions)
Revenue	$2,933	$2,704	$229	8%	$5,802	$5,322	$480	9%
Expense	1,975	1,864	(111)	(6)%	4,132	3,778	(354)	(9)%
Operating Income	$958	$840	$118	14%	$1,670	$1,544	$126	8%

Operating Ratio	67.4%	68.9%	150	bps	71.2%	71.0%	(20)	bps

Earnings Per Diluted Share	$0.55	$0.47	$0.08	17%	$0.94	$0.84	$0.10	12%

In second quarter 2017, the Company continued implementation of Precision Scheduled Railroading. As a result, CSX is adjusting its strategy to successfully execute this new model, relentlessly focusing on providing customer service, controlling costs, operating safely, developing people and optimizing assets.

Also in second quarter 2017, the Company continued restructuring activities, which resulted in a restructuring charge of $122 million for the quarter and $295 million year-to-date. The Company expects estimated pre-tax savings on both future earnings and cash flows resulting from the management workforce reduction to be approximately $200 million per year.

CSX Q2 2017 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Agricultural
Agricultural and Food Products (a)	114	116	(2)%	$321	$307	5%	$2,816	$2,647	6%
Fertilizers (a)	78	72	8	118	114	4	1,513	1,583	(4)
Industrial
Chemicals (a)	169	172	(2)	552	534	3	3,266	3,105	5
Automotive	116	121	(4)	307	313	(2)	2,647	2,587	2
Metals and Equipment (a)	67	71	(6)	178	186	(4)	2,657	2,620	1
Housing and Construction
Minerals (a)	83	86	(3)	128	126	2	1,542	1,465	5
Forest Products	67	68	(1)	194	192	1	2,896	2,824	3
Total Merchandise	694	706	(2)	1,798	1,772	1	2,591	2,510	3
Coal	208	195	7	530	416	27	2,548	2,133	19
Intermodal	718	694	3	448	419	7	624	604	3
Other	—	—	—	157	97	62	—	—	—
Total	1,620	1,595	2%	$2,933	$2,704	8%	$1,810	$1,695	7%

Six Months
	Volume			Revenue			Revenue Per Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Agricultural
Agricultural and Food Products (a)	235	237	(1)%	$653	$630	4%	$2,779	$2,658	5%
Fertilizers (a)	155	148	5	247	241	2	1,594	1,628	(2)
Industrial
Chemicals (a)	344	347	(1)	1,118	1,080	4	3,250	3,112	4
Automotive	235	234	—	623	603	3	2,651	2,577	3
Metals and Equipment(a)	137	133	3	368	351	5	2,686	2,639	2
Housing and Construction
Minerals (a)	153	144	6	242	220	10	1,582	1,528	4
Forest Products	134	136	(1)	386	381	1	2,881	2,801	3
Total Merchandise	1,393	1,379	1	3,637	3,506	4	2,611	2,542	3
Coal	413	395	5	1,052	815	29	2,547	2,063	23
Intermodal	1,406	1,372	2	882	824	7	627	601	4
Other	—	—	—	231	177	31	—	—	—
Total	3,212	3,146	2%	$5,802	$5,322	9%	$1,806	$1,692	7%
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

CSX Q2 2017 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2017
Revenue
Revenue for the second quarter increased $229 million or 8 percent when compared to the previous year, with growth across nearly all markets. This growth was primarily driven by coal-related gains, strength in core pricing and volume across the other markets, and increased fuel recovery.

Merchandise
Agricultural Sector
Agricultural and Food Products - Volume declined as a large southeastern grain crop led to local truck sourcing to feed mills in lieu of longer-haul rail moves. This decline was partially offset by gains in ethanol reflecting higher production levels and new business wins.

Fertilizers - Volume increased as operational efficiency moving phosphate rock allowed for additional rail conversion of traffic that would otherwise move by truck.

Industrial Sector
Chemicals - Volume fell, primarily reflecting sustained challenges in the Eastern crude-by-rail market. This decline offset strength in non-energy related chemicals as well as increased shipments of frac sand and petroleum gases, as higher natural gas prices spurred additional drilling activity.

Automotive - Volume declined on lower production, consistent with slowing North American vehicle sales and rising inventory levels.

Metals and Equipment - Volume was down as cycling of prior year large pipe projects and one-time equipment moves were completed in the quarter. Additionally, scrap metal shipments were negatively impacted by local source shifts to truck.

Housing and Construction Sector
Minerals - Volume was down modestly despite strong demand for aggregates to support construction projects, as the Company transitioned various customers to a new operating plan.

Forest Products - Volume declined as industry consolidation and truck competition negatively impacted shipments of paper products. These headwinds were partially offset by positive momentum from e-commerce growth in pulpboard shipments.

Coal
Domestic Utility Coal - Volume declined as the competitive loss of short-haul interchange traffic more than offset underlying growth at existing utilities.

Domestic Coke, Iron Ore and Other - Volume was down, primarily in iron ore shipments, as a large customer has temporarily halted its production.

Export Coal - Volume increased as global supply levels and pricing conditions extended the strong demand environment for U.S. coal exports, particularly in the metallurgical portfolio.

CSX Q2 2017 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intermodal
Domestic - Volume increased two percent as growth with existing customers and ongoing success of CSX’s highway-to-rail conversion initiative more than offset the continued cycling of a short-haul competitive loss.

International - Volume was up seven percent, driven by strong performance with existing customers and the addition of a new customer, which began ramping-up late in the quarter.

Other
Other revenue increased versus the prior year primarily due to a $58 million settlement in 2017 related to a customer that did not meet historical volume commitments.

Expenses
Expenses of approximately $2 billion increased $111 million, or 6 percent year over year, primarily driven by a restructuring charge of $122 million, inflation and fuel price increases of $80 million and volume-related increases of $20 million, partially offset by efficiency savings of $90 million and a favorable judgment related to a previously condemned property of $55 million.

Labor and Fringe expense decreased $6 million due to the following:

•	Inflation of $40 million was driven primarily by increased health and welfare and wage increases.

•	Incentive compensation was $28 million higher reflecting the expected award payouts.

•	Volume-related costs were $9 million higher.

•	Efficiency savings of $62 million were primarily driven by reduced management headcount as a result of the 2017 restructuring initiative, as well as lower T&E and operating support costs.

•	Other costs decreased by $21 million primarily due to a $15 million decrease in pension expense.

Materials, Supplies and Other expense decreased $29 million due to the following:

•	PTC and other technology-related asset impairments resulted in $10 million of additional cost.

•	Inflation resulted in $9 million of additional cost.

•	Volume-related costs were $6 million higher.

•	Efficiency savings of $21 million were primarily related to lower operating support costs.

•	A favorable judgment resulted in compensation to CSX for a previously condemned property, reflecting a $55 million gain.

•	Other costs increased $22 million due to several items, including higher prior year favorable adjustments and current year reclassifications, none of which were individually significant.

Fuel expense increased $26 million due to the following:

•	A 15 percent price increase drove $28 million in additional fuel expense.

•	Volume-related costs were $5 million higher.

•	Efficiency savings of $7 million were related to a reduction in the active locomotive fleet.

Depreciation expense increased $8 million primarily due to a larger asset base.

CSX Q2 2017 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equipment and Other Rents expense decreased $10 million due to the following:

•	Inflation resulted in $3 million of additional cost due to higher rates on automotive freight cars.

•	Other costs decreased $13 million primarily due to rental income that was previously classified as other income in the prior years being reclassified to operating expense in the current year.

Restructuring charge includes costs related to the management workforce reduction, reimbursement arrangements, the proration of equity awards and other advisory costs related to the leadership transition.

Interest expense decreased $4 million primarily due to lower average interest rates, partially offset by higher average debt balances.

Other income - net decreased $2 million due to several non-operating items, none of which were individually significant.

Income tax expense increased $55 million primarily due to increased earnings before income taxes.

Six Months Results of Operations
Revenue increased $480 million reflecting pricing gains, volume growth, higher fuel recoveries and a $58 million settlement in 2017 related to a customer that did not meet historical volume commitments.

Expenses were higher by $354 million driven primarily by a restructuring charge of $295 million, inflation of $100 million and fuel price increases of $95 million, partially offset by efficiency savings of $213 million.

Operating income increased $126 million primarily due to pricing gains and volume growth, partially offset by restructuring charges.

Interest expense decreased $10 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net decreased $2 million due to several non-operating items, none of which were individually significant.

Income tax expense increased $63 million primarily due to increased earnings before income taxes.

CSX Q2 2017 Form 10-Q p.35

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

Adjusted Operating Results
Management believes that adjusted operating income, adjusted operating ratio, adjusted net earnings and adjusted net earnings per share, assuming dilution are important in evaluating the Company’s operating performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends. For the quarter and six months ended June 30, 2017, the restructuring charge was tax effected using a rate of 33.4 percent and 35.9 percent, respectively. These rates reflect the applicable tax amounts for each component of the restructuring charge, including an adjustment for the non-deductibility of executive compensation.

	For the Quarter ended June 30, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution

GAAP Operating Results	$958	67.4%	$510	$0.55
Restructuring Charge (a)	122	(4.2)%	81	0.09
Adjusted Operating Results (non-GAAP)	$1,080	63.2%	$591	$0.64

	For the Six Months Ended June 30, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution

GAAP Operating Results	$1,670	71.2%	$872	$0.94
Restructuring Charge (a)	295	(5.1)%	189	0.21
Adjusted Operating Results (non-GAAP)	$1,965	66.1%	$1,061	$1.15
(a) See Note. 1 Nature of Operations and Significant Accounting Policies - Other Items - Restructuring Charge, for additional information.

CSX Q2 2017 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities. The following table reconciles cash provided by operating activities (GAAP measure) to adjusted free cash flow after restructuring, before dividends (non-GAAP measure). The restructuring charge impact to free cash flow was tax effected using the applicable tax rate of the charge.

	Six Months
(Dollars in millions)	2017	2016
Net cash provided by operating activities	$1,566	$1,592
Property additions	(955)	(1,066)
Other investing activities	41	35
Free Cash Flow (before payment of dividends)	652	561
Add back: Cash paid related to Restructuring (after-tax) (a)	85	—
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$737	$561
(a) During the second quarter 2017, the Company made cash payments of $129 million related to the restructuring charge. The Company also made a $7 million payment to the former CEO and President for previously accrued non-qualified pension benefits that is not included in the restructuring charge.

Operating Statistics (Estimated)

	Second Quarters			Six Months
	2017	2016	Improvement/ (Deterioration)	2017	2016	Improvement/ (Deterioration)
Safety and Service Measurements
FRA Personal Injury Frequency Index	1.14	0.96	(19)%	1.05	0.94	(12)%
FRA Train Accident Rate	2.14	2.16	1%	2.43	2.65	8%

On-Time Originations	88%	88%	—%	85%	84%	1%
On-Time Arrivals	79%	69%	14%	70%	67%	4%

Train Velocity	21.7	21.1	3%	20.9	21.1	(1)%
Dwell	24.4	25.0	2%	25.2	25.5	1%

Cars-On-Line	205,416	205,945	—%	207,988	206,651	(1)%
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

CSX Q2 2017 Form 10-Q p.37

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

CSX’s FRA reportable personal injury frequency index of 1.14 for the second quarter of 2017 was 19 percent unfavorable, as overall injuries were up slightly and man-hours declined significantly from fewer employees. The FRA train accident frequency rate of 2.14 for the quarter improved one percent versus the prior year. CSX remains committed to ongoing safety improvement, with a focus on avoiding catastrophic events.

CSX’s operating performance has improved in the second quarter of 2017 compared to 2016. On-time originations were 88 percent, consistent with the previous year. On-time arrivals increased to 79 percent, a 14 percent increase year-over-year. Average train velocity experienced a three percent increase to 21.7 miles per hour and terminal dwell of 24.4 hours improved slightly when compared to the prior year. These improvements indicate the increasing fluidity of the network as a result of the ongoing implementation of Precision Scheduled Railroading. The Company expects to improve this level of performance while continuing to drive asset utilization and controlling costs.

CSX Q2 2017 Form 10-Q p.38

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
Total assets increased $447 million from year end primarily due to an increase in net properties of $277 million and an increase in cash, including short-term investment activity, of $77 million. Total liabilities and shareholders' equity combined increased $447 million from year end primarily due to net earnings of $872 million and an increase in net debt of $537 million, partially offset by share repurchases of $757 million and dividends paid of $350 million.

Significant Cash Flows
The following chart highlights the net increase in cash and cash equivalents of $17 million as compared to a net decrease of $62 million for operating, investing and financing activities for six months ended 2017 and 2016, respectively.

•	Cash provided by operating activities decreased $26 million primarily driven by payments related to restructuring activities, partially offset by working capital activities and other items.

•	Cash used in investing activities increased $486 million primarily driven by higher net purchases of short-term investments.

•	Cash used in financing activities decreased $591 million driven by cash received from debt issued during the quarter, partially offset by debt repayments.

Projected capital investments for 2017 are expected to be $2.1 billion, including approximately $270 million for Positive Train Control ("PTC"). Of the 2017 investment, over half will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting profitable growth, productivity initiatives and service improvements. CSX intends to fund capital investments through cash generated from operations.

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through June 2017 was $1.9 billion.

CSX Q2 2017 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Working Capital
As of the end of second quarter 2017, CSX had $1.1 billion of cash, cash equivalents and short-term investments. CSX has a $1.0 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $958 million and $447 million as of June 30, 2017 and December 30, 2016, respectively. The increase since year-end in working capital of $511 million is primarily due to repayments of the current portion of long-term debt of $313 million, an increase in accounts receivable of $77 million and an increase in net cash and short-term investments of $77 million.

The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity. CSX is currently reviewing its cash deployment strategy with respect to capital structure and shareholder distributions and is committed to an investment grade credit profile.

CSX Q2 2017 Form 10-Q p.40

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

CSX Q2 2017 Form 10-Q p.41

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

CSX Q2 2017 Form 10-Q p.42

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•	adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

•	loss of key personnel or the inability to hire and retain qualified employees;

•	labor and benefit costs and labor difficulties, including stoppages affecting either the Company's operations or customers' ability to deliver goods to the Company for shipment;

•	the Company's success in implementing its strategic, financial and operational initiatives, including Precision Scheduled Railroading;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting economic and business conditions.
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

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2017, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2017, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q2 2017 Form 10-Q p.43

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

The Company continues to repurchase shares under its $1 billion program announced on April 20, 2017. On July 18, 2017, the Company announced that an additional $500 million of share repurchase authority had been approved by the Board of Directors, bringing the total program size to $1.5 billion. During the second quarters of 2017 and 2016, the Company repurchased approximately $499 million, or 9 million shares, and $266 million, or 10 million shares, respectively.

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

Share repurchase activity for the second quarter 2017 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter (a)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$12,474,350
April	264,605	$47.15	264,605	1,000,000,000
May	3,954,680	51.38	3,932,600	797,933,762
June	5,342,810	53.39	5,342,800	512,661,389
Ending Balance	9,562,095	$52.39	9,540,005	$512,661,389

(a) Second quarter 2017 consisted of the following fiscal periods: April (April 1, 2017 - April 28, 2017), May (April 29, 2017 - May 26, 2017), June (May 27, 2017 - June 30,2017).
(b) The difference of 22,090 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

CSX Q2 2017 Form 10-Q p.44

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
3.01	Amended and Restated Bylaws of CSX Corporation, effective as of July 7, 2017	July 11, 2017 Exhibit 3.1, Form 8-K
Material Contracts:
10.01	Registration Rights Agreement, dated as of March 30, 2017, between CSX Corporation and MR Argent Advisor LLC	April 3, 2017 Exhibit 10.1, Form 8-K
10.02	Reimbursement Letter, dated as of June 16, 2017, between CSX Corporation and E. Hunter Harrison	June 16, 2017 Exhibit 10.1, Form 8-K

Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on July 19, 2017, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended June 30, 2017 and June 24, 2016, (ii) consolidated comprehensive income statements for the fiscal periods ended June 30, 2017 and June 24, 2016 (iii) consolidated balance sheets at June 30, 2017 and December 30, 2016, (iv) consolidated cash flow statements for the fiscal periods ended June 30, 2017 and June 24, 2016, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q2 2017 Form 10-Q p.45

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ Andrew L. Glassman
Andrew L. Glassman
Vice President and Controller
(Principal Accounting Officer)

Dated: July 19, 2017

CSX Q2 2017 Form 10-Q p.46