Form 10-Q
period 2017-09-30
CSX CORP
filed 2017-10-18
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Yes ( ) No (X)
There were 893,723,083 shares of common stock outstanding on September 30, 2017 (the latest practicable date that is closest to the filing date).

CSX Q3 2017 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

CSX Q3 2017 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2017	2016	2017	2016

Revenue	$2,743	$2,710	$8,545	$8,032
Expense
Labor and Fringe	717	762	2,249	2,307
Materials, Supplies and Other	516	507	1,573	1,576
Depreciation	331	321	978	953
Fuel	205	174	621	496
Equipment and Other Rents	97	105	282	315
Restructuring Charge (Note 1)	1	—	296	—
Total Expense	1,867	1,869	5,999	5,647

Operating Income	876	841	2,546	2,385

Interest Expense	(132)	(139)	(406)	(423)
Other Income - Net	6	13	19	28
Earnings Before Income Taxes	750	715	2,159	1,990

Income Tax Expense	(291)	(260)	(828)	(734)
Net Earnings	$459	$455	$1,331	$1,256

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.51	$0.48	$1.45	$1.32
Net Earnings Per Share, Assuming Dilution	$0.51	$0.48	$1.45	$1.32

Average Shares Outstanding (In millions)	902	942	916	952
Average Shares Outstanding, Assuming Dilution (In millions)	906	943	919	953

Cash Dividends Paid Per Common Share	$0.20	$0.18	$0.58	$0.54

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2017	2016	2017	2016
Total Comprehensive Earnings (Note 10)	$467	$465	$1,410	$1,282

See accompanying notes to consolidated financial statements.

CSX Q3 2017 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30, 2017	December 30, 2016
ASSETS
Current Assets:
Cash and Cash Equivalents	$591	$603
Short-term Investments	113	417
Accounts Receivable - Net (Note 1)	981	938
Materials and Supplies	392	407
Other Current Assets	95	122
Total Current Assets	2,172	2,487

Properties	44,105	43,227
Accumulated Depreciation	(12,526)	(12,077)
Properties - Net	31,579	31,150

Investment in Conrail	864	840
Affiliates and Other Companies	642	619
Other Long-term Assets	316	318
Total Assets	$35,573	$35,414

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$905	$806
Labor and Fringe Benefits Payable	601	545
Casualty, Environmental and Other Reserves (Note 4)	122	115
Current Maturities of Long-term Debt (Note 7)	19	331
Income and Other Taxes Payable	322	129
Other Current Liabilities	106	114
Total Current Liabilities	2,075	2,040

Casualty, Environmental and Other Reserves (Note 4)	253	259
Long-term Debt (Note 7)	11,788	10,962
Deferred Income Taxes - Net	9,789	9,596
Other Long-term Liabilities	766	863
Total Liabilities	24,671	23,720

Shareholders' Equity:
Common Stock, $1 Par Value	894	928
Other Capital	227	138
Retained Earnings	10,327	11,253
Accumulated Other Comprehensive Loss (Note 10)	(561)	(640)
Noncontrolling Interest	15	15
Total Shareholders' Equity	10,902	11,694
Total Liabilities and Shareholders' Equity	$35,573	$35,414

See accompanying notes to consolidated financial statements.

CSX Q3 2017 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2017	2016

OPERATING ACTIVITIES
Net Earnings	$1,331	$1,256
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	978	953
Restructuring Charge	296	—
Cash Payments for Restructuring Charge	(147)	—
Deferred Income Taxes	161	312
Other Operating Activities	(13)	(51)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(78)	68
Other Current Assets	47	(58)
Accounts Payable	102	94
Income and Other Taxes Payable	180	(25)
Other Current Liabilities	4	(61)
Net Cash Provided by Operating Activities	2,861	2,488

INVESTING ACTIVITIES
Property Additions	(1,462)	(1,590)
Purchase of Short-term Investments	(645)	(410)
Proceeds from Sales of Short-term Investments	957	1,070
Other Investing Activities	71	37
Net Cash Used In Investing Activities	(1,079)	(893)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	850	—
Long-term Debt Repaid (Note 7)	(332)	(19)
Dividends Paid	(530)	(513)
Shares Repurchased	(1,763)	(778)
Other Financing Activities	(19)	(310)
Net Cash Used in Financing Activities	(1,794)	(1,620)

Net Decrease in Cash and Cash Equivalents	(12)	(25)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	603	628
Cash and Cash Equivalents at End of Period	$591	$603

See accompanying notes to consolidated financial statements.

CSX Q3 2017 Form 10-Q p.5

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

After a merger on July 1, 2017 with CSX Real Property, Inc., a former wholly-owned CSX subsidiary, CSXT is now responsible for the Company's real estate sales, leasing, acquisition and management and development activities. In addition, as substantially all real estate sales, leasing, acquisition and management and development activities are focused on supporting railroad operations, all results of these activities are included in operating income beginning in 2017. Previously, the results of these activities were classified as operating or non-operating based on the nature of the activity and were not material for any periods presented.

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the nine months ended September 30, 2017 and September 23, 2016;

•	Consolidated comprehensive income statements for the nine months ended September 30, 2017 and September 23, 2016;

•	Consolidated balance sheets at September 30, 2017 and December 30, 2016; and

•	Consolidated cash flow statements for the nine months ended September 30, 2017 and September 23, 2016.

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

CSX Q3 2017 Form 10-Q p.6

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday. On July 7, 2017 the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar:

•	Fiscal year 2017 commenced on December 31, 2016, as the fiscal year 2016 ended on December 30, 2016 under the 52/53 week fiscal calendar.

•
The third quarter 2017 commenced on July 1, 2017, as the second quarter 2017 ended on June 30, 2017 under the 52/53 week fiscal calendar, and ended on September 30, 2017. Third quarter 2017 includes one more day of business results than third quarter 2016.

•
The fourth quarter 2017 will commence on October 1, 2017 and end on December 31, 2017. Fourth quarter 2017 will include six fewer days of business results than fourth quarter 2016, which contained an extra week under the 52/53 week fiscal calendar.

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

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2017 and September 23, 2016, and references to "year-end" indicate the fiscal year ended December 30, 2016.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $24 million and $33 million is included in the consolidated balance sheets as of September 30, 2017 and December 30, 2016, respectively.

CSX Q3 2017 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") Compensation - Stock Compensation: Scope of Modification Accounting, which provides clarity on what changes to share-based awards are considered substantive and require modification accounting to be applied. This update is required beginning with first quarter 2018 and should be applied prospectively to award modifications after the effective date. The Company early adopted this standard update in second quarter 2017 and will apply it prospectively to any award modifications after the adoption date. The Company does not regularly modify the terms and conditions of share-based awards and does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity.

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

In May 2014, the FASB issued ASU Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. CSX will adopt this standard update in first quarter 2018 and plans to use a modified retrospective method of adoption.

The FASB has also issued several amendments to the revenue standard, including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identifying performance obligations. These amendments do not change the core principle of the standard, but provide clarity and implementation guidance.

CSX Q3 2017 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

The Company is currently finalizing its review of the impact of adopting this new guidance and has developed a comprehensive implementation plan. In-depth reviews of commercial contracts have been completed and changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. At this time, the Company does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity. Freight revenue will continue to be recognized ratably over transit time. Additionally, the disaggregated revenue information required to be disclosed under this standard update is similar to the information currently included in the Results of Operations section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

In February 2016, the FASB issued ASU, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard update is effective for CSX beginning with the first quarter 2019 and will be adopted using a modified retrospective method. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. Software has been implemented that will assist in the recognition of additional assets and liabilities to be included on the balance sheet related to leases currently classified as operating leases with durations greater than twelve months, with certain allowable exceptions. The Company continues to evaluate the expected impact of this standard update on disclosures, but does not anticipate any material changes to operating results or liquidity.

Other Items
Management Workforce Reduction
Through an involuntary separation program with enhanced benefits to further its strategic objectives, CSX reduced its management workforce by approximately 950 employees during 2017. The Company has been focused on driving efficiencies through process improvement and responding to business mix shifts. These management reductions were designed to further streamline general and administrative and operating support functions to speed decision making and further control costs. In April 2017, the involuntary separation program was essentially completed. This program extends separation benefits for certain members of management that could result in additional charges through first quarter 2018. The majority of separation benefits are paid from general corporate funds while certain benefits are paid through CSX’s qualified pension plans.

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

CSX Q3 2017 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

The ownership position of Mantle Ridge, a CSX shareholder, is detailed in the Company's Proxy Statement on Schedule 14A filed on April 20, 2017 and subsequent Form 4 filings with the SEC. The Vice-Chairman of CSX's Board of Directors, Paul C. Hilal, founded and controls Mantle Ridge and each of its related entities. At the Company's 2017 annual meeting of shareholders held on June 5, 2017, the Company's shareholders approved, on an advisory basis, with approximately 93 percent of the vote, the Company undertaking such reimbursement arrangements.

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

	2017
(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	Year-to-Date
Severance	$81	$10	$—	$91
Pension, Other Post-retirement Benefit and Other Non-cash Charges	68	10	—	78
Relocation	6	2	—	8
Subtotal Management Workforce Reduction	$155	$22	$—	$177
Reimbursement Arrangements	—	84	—	84
Non-cash Executive Equity Awards Proration	8	16	—	24
Other Charges Including Fees Related to Shareholder Matters	10	—	1	11
Total Restructuring Charge	$173	$122	$1	$296

Charges and payments related to the management workforce reduction and other costs are shown in the following table.

(Dollars in millions)	2017 Charges	2017 Payments	Non-cash Items	Liability 9/30/2017
Severance	$91	$(77)	—	$14
Pension, Other Post-retirement Benefit and Other Non-cash Charges (a)	78	—	(78)	—
Relocation	8	(4)	—	4
Subtotal Management Workforce Reduction	$177	$(81)	$(78)	$18
Reimbursement Arrangements	84	(55)	—	29
Non-cash Executive Equity Awards Proration	24	—	(24)	—
Other Charges Including Fees Related to Shareholder Matters	11	(11)	—	—
Total Restructuring Charge	$296	$(147)	$(102)	$47
(a) The majority of non-cash items are related to certain benefits paid through CSX's qualified pension plans.

CSX Q3 2017 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2017	2016	2017	2016
Numerator (Dollars in millions):
Net Earnings	$459	$455	$1,331	$1,256
Dividend Equivalents on Restricted Stock	—	—	(1)	(1)
Net Earnings, Attributable to Common Shareholders	$459	455	$1,330	1,255

Denominator (Units in millions):
Average Common Shares Outstanding	902	942	916	952
Other Potentially Dilutive Common Shares	4	1	3	1
Average Common Shares Outstanding, Assuming Dilution	906	943	919	953

Net Earnings Per Share, Basic	$0.51	$0.48	$1.45	$1.32
Net Earnings Per Share, Assuming Dilution	$0.51	$0.48	$1.45	$1.32

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

When calculating diluted earnings per share, this rule requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 3, Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 10 million and 2.4 million of total average outstanding stock options for the third quarters ended September 30, 2017 and September 23, 2016, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
In July 2017, the Board of Directors approved an additional $500 million of share repurchase authority under the share repurchase program announced in April 2017, bringing the total program size to $1.5 billion. As of October 2, 2017, the Company had completed all share repurchases under this program.

During the third quarters of 2017 and 2016, the Company repurchased approximately $1 billion, or 20 million shares, and $263 million, or 10 million shares, respectively. During the nine months of 2017 and 2016, the Company repurchased $1.8 billion, or 35 million shares, and $778 million, or 30 million shares, respectively.

CSX Q3 2017 Form 10-Q p.11

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

	Third Quarters		Nine Months
(Dollars in millions)	2017	2016	2017	2016

Share-Based Compensation Expense
Performance Units	$3	$5	$41	$9
Stock Options	14	2	47	5
Restricted Stock Units and Awards	2	2	11	8
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$19	$9	$101	$24
Income Tax Benefit	$7	$3	$32	$9

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

CSX Q3 2017 Form 10-Q p.12

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

Fair Value of All Stock Option Awards
No stock option awards were granted during third quarters 2017 and 2016. The fair values of all stock option awards during the nine months ended September 30, 2017, including those granted along with 2017 - 2019 LTIP and the CEO stock option award, were estimated at the grant date with the following weighted average assumptions:

	Nine Months
	2017	2016
Weighted-average grant date fair value	$12.83	$4.68

Stock options valuation assumptions:
Annual dividend yield	1.5%	3.0%
Risk-free interest rate	2.2%	1.4%
Annualized volatility	27.1%	27.3%
Expected life (in years)	6.3	6.5

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$49.60	$24.13

CSX Q3 2017 Form 10-Q p.13

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

Award modifications impacted approximately 70 employees and resulted in an increase to share-based compensation expense for revaluation of the affected awards of $31 million for the nine months ended September 30, 2017. No significant award modifications took place in third quarter 2017.

NOTE 4.    Casualty, Environmental and Other Reserves

Casualty, environmental and other reserves are considered critical accounting estimates due to the need for significant management judgment. They are provided for in the consolidated balance sheets as shown in the table below:

	September 30, 2017			December 30, 2016
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$45	$120	$165	$46	$124	$170
Occupational(a)	4	55	59	7	52	59
Total Casualty	49	175	224	53	176	229
Environmental	43	46	89	42	53	95
Other	30	32	62	20	30	50
Total	$122	$253	$375	$115	$259	$374

(a)	Occupational reserves include asbestos-related diseases and occupational injuries.

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

CSX Q3 2017 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $224 million and $229 million as of September 30, 2017 and December 30, 2016, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX Q3 2017 Form 10-Q p.15

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Environmental
Environmental reserves were $89 million and $95 million as of September 30, 2017 and December 30, 2016, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 219 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q3 2017 Form 10-Q p.16

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Other
Other reserves of $62 million and $50 million as of September 30, 2017 and December 30, 2016, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

NOTE 5.    Commitments and Contingencies

Purchase Commitments
CSXT has a commitment under a long-term maintenance program agreement that covers a portion of CSXT’s fleet of locomotives. The program costs are based on the maintenance cycle for each covered locomotive, which is determined by the asset's age and type. Expected future costs may change as required maintenance schedules are revised and locomotives are placed into or removed from service. Under CSXT’s current obligations, the agreement will expire no earlier than 2031. On August 9, 2017, the Company exercised certain rights under the agreement, which resulted in a reduction of the locomotive fleet covered from 50% as of December 30, 2016 to an estimated 34% of locomotives beginning August 2018. As a result, the total remaining payments decreased from approximately $5.0 billion at December 30, 2016 to an estimated $1.7 billion at September 30, 2017.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $116 million in aggregate at September 30, 2017. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX Q3 2017 Form 10-Q p.17

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. On October 10, 2017, the District Court issued an order denying class certification. The District Court had delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings, and has not yet issued a further schedule in light of the order denying class certification.

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

CSX Q3 2017 Form 10-Q p.18

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

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2017	2016	2017	2016
Service Cost	$8	$12	$28	$36
Interest Cost	23	29	69	89
Expected Return on Plan Assets	(43)	(39)	(128)	(118)
Amortization of Net Loss	10	12	31	36
Net Periodic Benefit Cost	$(2)	$14	$—	$43
Special Termination Benefits - Management Workforce Reduction/Curtailment	—	—	57	—
Total Expense	$(2)	$14	$57	$43

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2017	2016	2017	2016
Service Cost	$—	$—	$1	$1
Interest Cost	2	3	6	9
Amortization of Net Loss	—	1	—	2
Net Periodic Benefit Cost	$2	$4	$7	$12
Special Termination Benefits - Management Workforce Reduction/Curtailment	—	—	13	—
Total Expense	$2	$4	$20	$12

CSX Q3 2017 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans, continued

As a result of the management workforce reductions in 2017, charges were incurred related to special termination benefits and curtailment costs. (For additional information regarding the management workforce reductions, see Note 1, Nature of Operations and Significant Accounting Policies.) In first quarter 2017, the Company remeasured the other post-retirement benefits obligation and recorded a curtailment loss of $13 million in restructuring charge on the income statement. The remeasurement did not have a material impact on the other post-retirement benefits obligation. In connection with this remeasurement, the effective discount rate assumption was updated to 3.59% from 3.71%.

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

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2017 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 30, 2016	$331	$10,962	$11,293
2017 activity:
Long-term debt issued	—	850	850
Long-term debt repaid	(332)	—	(332)
Reclassifications	20	(20)	—
Discount, premium and other activity		(4)	(4)
Long-term debt as of September 30, 2017	$19	$11,788	$11,807

Debt Issuance
    In May 2017, CSX issued $850 million of 3.25% notes due 2027. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds will be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvement in productivity and other cost reductions at CSX’s major transportation units.

CSX Q3 2017 Form 10-Q p.20

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2017, CSX was in compliance with all covenant requirements under this facility.

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

CSX Q3 2017 Form 10-Q p.21

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $186 million and $500 million as of September 30, 2017 and December 30, 2016, respectively.

(Dollars in Millions)	September 30, 2017	December 30, 2016
Certificates of Deposit and Commercial Paper	$100	$415
Corporate Bonds	60	63
Government Securities	29	22
Total investments at fair value	$189	$500

These investments have the following maturities:

(Dollars in millions)	September 30, 2017	December 30, 2016
Less than 1 year	$113	$417
1 - 2 years	5	12
2 - 5 years	10	4
Greater than 5 years	61	67
Total investments at fair value	$189	$500

CSX Q3 2017 Form 10-Q p.22

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	September 30, 2017	December 30, 2016
Long-term Debt (Including Current Maturities):
Fair Value	$13,082	$12,096
Carrying Value	11,807	11,293

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $467 million and $465 million for third quarters and $1.4 billion and $1.3 billion for nine months 2017 and 2016, respectively.

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

CSX Q3 2017 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss), continued

Changes in the AOCI balance by component are shown in the table below. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in labor and fringe on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in materials, supplies and other on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 30, 2016, Net of Tax	$(580)	$(60)	$(640)
Other Comprehensive Income (Loss)
Income Before Reclassifications	86	2	88
Amounts Reclassified to Net Earnings	33	2	35
Tax Expense	(43)	(1)	(44)
Total Other Comprehensive Income	76	3	79
Balance September 30, 2017, Net of Tax	$(504)	$(57)	$(561)

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

CSX Q3 2017 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,725	$18	$2,743
Expense	(129)	2,025	(29)	1,867
Operating Income	129	700	47	876

Equity in Earnings of Subsidiaries	472	—	(472)	—
Interest (Expense) / Benefit	(147)	(3)	18	(132)
Other Income / (Expense) - Net	1	13	(8)	6

Earnings Before Income Taxes	455	710	(415)	750
Income Tax Benefit / (Expense)	4	(277)	(18)	(291)
Net Earnings	$459	$433	$(433)	$459

Total Comprehensive Earnings	$467	$433	$(433)	$467

Third Quarter 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,691	$19	$2,710
Expense	(63)	1,960	(28)	1,869
Operating Income	63	731	47	841

Equity in Earnings of Subsidiaries	505	1	(506)	—
Interest (Expense) / Benefit	(141)	(7)	9	(139)
Other Income / (Expense) - Net	—	9	4	13

Earnings Before Income Taxes	427	734	(446)	715
Income Tax (Expense) / Benefit	28	(268)	(20)	(260)
Net Earnings	$455	$466	$(466)	$455

Total Comprehensive Earnings	$465	$467	$(467)	$465

CSX Q3 2017 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,490	$55	$8,545
Expense	(171)	6,278	(108)	5,999
Operating Income	171	2,212	163	2,546

Equity in Earnings of Subsidiaries	1,506	—	(1,506)	—
Interest (Expense) / Benefit	(432)	(21)	47	(406)
Other Income / (Expense) - Net	6	32	(19)	19

Earnings Before Income Taxes	1,251	2,223	(1,315)	2,159
Income Tax (Expense) / Benefit	80	(844)	(64)	(828)
Net Earnings	$1,331	$1,379	$(1,379)	$1,331

Total Comprehensive Earnings	$1,410	$1,378	$(1,378)	$1,410

Nine Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$7,974	$58	$8,032
Expense	(202)	5,985	(136)	5,647
Operating Income	202	1,989	194	2,385

Equity in Earnings of Subsidiaries	1,399	1	(1,400)	—
Interest (Expense) / Benefit	(425)	(27)	29	(423)
Other Income / (Expense) - Net	1	24	3	28

Earnings Before Income Taxes	1,177	1,987	(1,174)	1,990
Income Tax (Expense) / Benefit	79	(735)	(78)	(734)
Net Earnings	$1,256	$1,252	$(1,252)	$1,256

Total Comprehensive Earnings	$1,282	$1,253	$(1,253)	$1,282

CSX Q3 2017 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
September 30, 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$433	$147	$11	$591
Short-term Investments	100	—	13	113
Accounts Receivable - Net	(1)	277	705	981
Receivable from Affiliates	1,012	3,004	(4,016)	—
Materials and Supplies	—	392	—	392
Other Current Assets	2	76	17	95
Total Current Assets	1,546	3,896	(3,270)	2,172

Properties	1	41,292	2,812	44,105
Accumulated Depreciation	(1)	(11,014)	(1,511)	(12,526)
Properties - Net	—	30,278	1,301	31,579

Investments in Conrail	—	—	864	864
Affiliates and Other Companies	(39)	667	14	642
Investments in Consolidated Subsidiaries	25,221	—	(25,221)	—
Other Long-term Assets	9	592	(285)	316
Total Assets	$26,737	$35,433	$(26,597)	$35,573

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$178	$695	$32	$905
Labor and Fringe Benefits Payable	76	483	42	601
Payable to Affiliates	4,148	382	(4,530)	—
Casualty, Environmental and Other Reserves	—	109	13	122
Current Maturities of Long-term Debt	—	19	—	19
Income and Other Taxes Payable	(115)	418	19	322
Other Current Liabilities	—	103	3	106
Total Current Liabilities	4,287	2,209	(4,421)	2,075

Casualty, Environmental and Other Reserves	—	207	46	253
Long-term Debt	11,053	735	—	11,788
Deferred Income Taxes - Net	(198)	9,697	290	9,789
Other Long-term Liabilities	708	375	(317)	766
Total Liabilities	$15,850	$13,223	$(4,402)	$24,671

Shareholders' Equity
Common Stock, $1 Par Value	$894	$181	$(181)	$894
Other Capital	227	5,096	(5,096)	227
Retained Earnings	10,327	16,938	(16,938)	10,327
Accumulated Other Comprehensive Loss	(561)	(20)	20	(561)
Noncontrolling Interest	—	15	—	15
Total Shareholders' Equity	$10,887	$22,210	$(22,195)	$10,902
Total Liabilities and Shareholders' Equity	$26,737	$35,433	$(26,597)	$35,573

CSX Q3 2017 Form 10-Q p.27

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

CSX Q3 2017 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,590	$1,544	$(273)	$2,861
Investing Activities
Property Additions	—	(1,311)	(151)	(1,462)
Purchases of Short-term Investments	(639)	—	(6)	(645)
Proceeds from Sales of Short-term Investments	955	—	2	957
Other Investing Activities	(2)	98	(25)	71
Net Cash Provided by (Used in) Investing Activities	314	(1,213)	(180)	(1,079)
Financing Activities
Long-term Debt Issued	850	—	—	850
Long-term Debt Repaid	(312)	(20)	—	(332)
Dividends Paid	(530)	(450)	450	(530)
Shares Repurchased	(1,763)	—	—	(1,763)
Other Financing Activities	(21)	5	(3)	(19)
Net Cash Provided by (Used in) Financing Activities	(1,776)	(465)	447	(1,794)
Net Increase (Decrease) in Cash and Cash Equivalents	128	(134)	(6)	(12)
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$433	$147	$11	$591

CSX Q3 2017 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2016	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$644	$2,089	$(245)	$2,488
Investing Activities
Property Additions	—	(1,469)	(121)	(1,590)
Purchases of Short-term Investments	(410)	—	—	(410)
Proceeds from Sales of Short-term Investments	1,070	—	—	1,070
Other Investing Activities	(3)	107	(67)	37
Net Cash Provided by (Used in) Investing Activities	657	(1,362)	(188)	(893)
Financing Activities
Long-term Debt Issued	—	—	—	—
Long-term Debt Repaid	—	(18)	(1)	(19)
Dividends Paid	(513)	(450)	450	(513)
Shares Repurchased	(778)	—	—	(778)
Other Financing Activities	(6)	(304)	—	(310)
Net Cash Provided by (Used in) Financing Activities	(1,297)	(772)	449	(1,620)
Net Increase (Decrease) in Cash and Cash Equivalents	4	(45)	16	(25)
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$448	$130	$25	$603

CSX Q3 2017 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2017 HIGHLIGHTS

•	Revenue increased $33 million to $2.7 billion, or 1 percent year over year.

•	Expenses decreased $2 million to $1.9 billion.

•	Operating income of $876 million increased $35 million, or 4 percent year over year.

•	Operating ratio of 68.1% improved 90 basis points versus last year's quarter.

•	Earnings per share of $0.51 increased $0.03, or 6 percent year over year.

	Third Quarters				Nine Months
	2017	2016	Fav / (Unfav)	% Change	2017	2016	Fav / (Unfav)	% Change
Volume (in thousands)	1,587	1,574	13	1%	4,799	4,720	79	2%

(in millions)
Revenue	$2,743	$2,710	$33	1%	$8,545	$8,032	$513	6%
Expense	1,867	1,869	2	—%	5,999	5,647	(352)	(6)%
Operating Income	$876	$841	$35	4%	$2,546	$2,385	$161	7%

Operating Ratio	68.1%	69.0%	90	bps	70.2%	70.3%	10	bps

Earnings Per Diluted Share	$0.51	$0.48	$0.03	6%	$1.45	$1.32	$0.13	10%

In third quarter 2017, the Company continued implementation of Precision Scheduled Railroading. As a result, CSX is adjusting its strategy to successfully execute this new plan, relentlessly focusing on improving customer service, controlling costs, optimizing asset utilization, operating safely, and developing and valuing employees.

The restructuring charge was $1 million in third quarter 2017 and $296 million year-to-date, which includes costs related to the management workforce reduction program announced earlier this year. The Company expects estimated pre-tax savings on both future earnings and cash flows resulting from this program to be approximately $200 million per year.

CSX Q3 2017 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Agricultural
Agricultural and Food Products	106	109	(3)%	$288	$295	(2)%	$2,717	$2,706	—%
Fertilizers	68	72	(6)	106	104	2	1,559	1,444	8
Industrial
Chemicals	164	173	(5)	546	542	1	3,329	3,133	6
Automotive	105	115	(9)	269	304	(12)	2,562	2,643	(3)
Metals and Equipment	64	63	2	178	180	(1)	2,781	2,857	(3)
Housing and Construction
Minerals	80	86	(7)	120	125	(4)	1,500	1,453	3
Forest Products	64	68	(6)	181	191	(5)	2,828	2,809	1
Total Merchandise	651	686	(5)	1,688	1,741	(3)	2,593	2,538	2
Coal	218	207	5	514	467	10	2,358	2,256	5
Intermodal	718	681	5	446	425	5	621	624	—
Other	—	—	—	95	77	23	—	—	—
Total	1,587	1,574	1%	$2,743	$2,710	1%	$1,728	$1,722	—%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Agricultural
Agricultural and Food Products	341	346	(1)%	$941	$925	2%	$2,760	$2,673	3%
Fertilizers	223	220	1	353	345	2	1,583	1,568	1
Industrial
Chemicals	508	520	(2)	1,664	1,622	3	3,276	3,119	5
Automotive	340	349	(3)	892	907	(2)	2,624	2,599	1
Metals and Equipment	201	196	3	546	531	3	2,716	2,709	—
Housing and Construction
Minerals	233	230	1	362	345	5	1,554	1,500	4
Forest Products	198	204	(3)	567	572	(1)	2,864	2,804	2
Total Merchandise	2,044	2,065	(1)	5,325	5,247	1	2,605	2,541	3
Coal	631	602	5	1,566	1,282	22	2,482	2,130	17
Intermodal	2,124	2,053	3	1,328	1,249	6	625	608	3
Other	—	—	—	326	254	28	—	—	—
Total	4,799	4,720	2%	$8,545	$8,032	6%	$1,781	$1,702	5%

CSX Q3 2017 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2017
Revenue
Revenue for the third quarter increased $33 million or one percent when compared to the previous year. This growth was primarily driven by gains in coal and intermodal, partially offset by declines in the majority of the merchandise markets.

Merchandise
Agricultural Sector
Agricultural and Food Products - Volume declined due to challenges in the export market as well as a large southeastern grain crop leading to local truck sourcing to feed mills. These declines were partially offset by gains in ethanol driven by higher production levels and new business wins.

Fertilizers - Volume declined predominantly due to Hurricane Irma's impact on Central Florida phosphate operations causing reduced production levels and supply chain disruptions.

Industrial Sector
Chemicals - Volume fell, primarily reflecting sustained challenges in the Eastern crude-by-rail market. This decline offset an increase in shipments of frac sand and petroleum gases due to growth in drilling activity.

Automotive - Volume declined as North American vehicle production fell. Dealership inventory ended the quarter consistent with the prior four-year average.

Metals and Equipment - Volume increased slightly as an increase in equipment moves more than offset declines in steel sheet and scrap.

Housing and Construction Sector
Minerals - Volume fell, reflecting short-term competitive losses to other modes as the Company transitions its customers to the new operating plan.

Forest Products - Volume declined as mill closures and truck competition negatively impacted shipments of paper products. Additionally, lumber shipments were challenged due to the enforcement of duties on Canadian lumber.

Coal
Domestic Utility Coal - Volume declined reflecting the competitive loss of short-haul interchange traffic and challenges from Hurricane Irma, which caused outages at southeastern customer facilities.

Domestic Coke, Iron Ore and Other - Volume was down, primarily driven by iron ore shipments, as a large customer continued to idle its production.

Export Coal - Volume increased as global supply levels and pricing conditions supported strong growth in U.S. coal exports.

CSX Q3 2017 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Intermodal
Domestic - Volume increased one percent as growth with existing customers and ongoing success of CSX’s highway-to-rail conversion initiative more than offset a prior year short-haul competitive loss which cycled mid-quarter and other competitive losses as the Company transitions its customers to the new operating plan.

International - Volume was up 11 percent driven by new customers and strong performance with existing customers as eastern port volumes increased.

Other
Other revenue increased $18 million versus the prior year primarily due to higher incidental charges and lower volume-based refunds.

Expenses
Expenses of approximately $1.9 billion remained relatively consistent, decreasing $2 million year over year. This decrease was due to efficiency savings of $95 million and lower volume related costs of $13 million due to a decrease in gross ton-miles, nearly offset by inflation of $53 million, fuel price increases of $32 million and other items.

Labor and Fringe expense decreased $45 million due to the following:

•	Inflation of $43 million was driven primarily by increased health and welfare and wage increases.

•	Efficiency savings of $73 million were driven by reduced management headcount as a result of the 2017 restructuring initiative, as well as lower operating support costs.

•	Volume-related costs decreased by $4 million.

•	Other costs decreased by $11 million primarily due to a decrease in pension expense partially offset by other items, none of which were individually significant.

Materials, Supplies and Other expense increased $9 million due to the following:

•	Additional expense of $13 million resulted from train accidents during the quarter.

•	Inflation resulted in $8 million of additional cost.

•	Technology-related asset impairment charges were $5 million.

•	Efficiency savings of $30 million were primarily related to lower maintenance costs from the reduction in the active locomotive fleet and a reduction in contingent workers.

•	Volume-related costs decreased by $4 million.

•	Other costs increased $17 million due to relocation costs and other items, none of which were individually significant.

Depreciation expense increased $10 million primarily due to a larger asset base.

Fuel expense increased $31 million due to the following:

•	A 19 percent price increase drove $32 million in additional fuel expense.

•	Efficiency savings were $1 million.

CSX Q3 2017 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Equipment and Other Rents expense decreased $8 million due to the following:

•	Efficiency losses of $9 million were due to increased days per load for automotive and merchandise markets.

•	Inflation resulted in $2 million of additional cost due to higher rates across most car types.

•	Volume-related costs were $5 million lower.

•
Other costs decreased $14 million primarily due to rental income that was previously classified as other income in the prior years being reclassified to operating expense in the current year as well as other items, none of which were individually significant.

Restructuring charge of $1 million was incurred during the quarter.

Interest expense decreased $7 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net decreased $7 million primarily due to prior quarter income from non-operating real estate transactions, which are now included in operating income.

Income tax expense increased $31 million primarily due to increased earnings before income taxes, state legislative changes and non-deductible executive compensation.

Nine Months Results of Operations
Revenue increased $513 million reflecting pricing gains, volume growth, higher fuel recoveries and a $58 million settlement in 2017 related to a customer that did not meet historical volume commitments.

Expenses were higher by $352 million driven primarily by a restructuring charge of $296 million, inflation of $153 million and fuel price increases of $127 million, partially offset by efficiency savings of $308 million.

Operating income increased $161 million primarily due to pricing gains, volume growth and efficiency savings, partially offset by restructuring charges, inflation and increases in fuel price.

Interest expense decreased $17 million primarily due to lower average interest rates partially offset by higher average debt balances.

Other income - net decreased $9 million primarily due to prior quarter income from non-operating real estate transactions, which are now included in operating income, and other non-operating items, none of which were individually significant.

Income tax expense increased $94 million primarily due to increased earnings before income taxes, non-deductible executive compensation, and state legislative changes.

CSX Q3 2017 Form 10-Q p.35

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

Adjusted Operating Results
Management believes that adjusted operating income, adjusted operating ratio, adjusted net earnings and adjusted net earnings per share, assuming dilution are important in evaluating the Company’s operating performance and for planning and forecasting future business operations and future profitability. These non-GAAP measures provide meaningful supplemental information regarding operating results because they exclude certain significant items that are not considered indicative of future financial trends. The restructuring charge was tax effected using rates reflective of the applicable tax amounts for each component of the restructuring charge, including an adjustment for the non-deductibility of executive compensation.

	For the Quarter ended September 30, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution

GAAP Operating Results	$876	68.1%	$459	$0.51
Restructuring Charge (a)	1	(0.1)%	4	—
Adjusted Operating Results (non-GAAP)	$877	68.0%	$463	$0.51

	For the Nine Months Ended September 30, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution

GAAP Operating Results	$2,546	70.2%	$1,331	$1.45
Restructuring Charge (a)	296	(3.5)%	193	0.21
Adjusted Operating Results (non-GAAP)	$2,842	66.7%	$1,524	$1.66
(a) See Note 1, Nature of Operations and Significant Accounting Policies - Other Items - Restructuring Charge, for additional information.

CSX Q3 2017 Form 10-Q p.36

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

	Nine Months
(Dollars in millions)	2017	2016
Net cash provided by operating activities	$2,861	$2,488
Property additions	(1,462)	(1,590)
Other investing activities	71	37
Free Cash Flow (before payment of dividends)	1,470	935
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	96	—
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$1,566	$935
(a) During the nine months ended September 30, 2017, the Company made cash payments of $147 million related to the restructuring charge. The Company also made $7 million in payments to the former CEO and President for previously accrued non-qualified pension benefits that are not included in the restructuring charge.

Operating Statistics (Estimated)
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
In order to more accurately represent the Company’s operating performance, CSX has revised the way it calculates train velocity and terminal dwell effective third quarter 2017. These revisions are consistent with the principles of Precision Scheduled Railroading. Updated definitions for each key performance measure are included beneath the Operating Statistics table. Prior periods have been restated to conform to the current methodology. Details of the changes are as follows:

•	Train velocity has been expanded to include intermediate dwell, now measuring end-to-end transit time.

•	Dwell has been expanded to include car dwell time at terminals on through trains, now measuring all car dwell time on an end-to-end trip.

These revisions differ from the methodology prescribed by the Surface Transportation Board ("STB") for reporting train velocity and dwell. CSX will continue to report train velocity and dwell, using the prescribed methodology, to the STB on a weekly basis. At the STB's request, CSX is providing additional operating measures on a weekly basis that are available on the Company's website. CSX participated in a public listening session on October 11, 2017 at the STB regarding CSX's rail service. Information related to this session is available at the STB under matter E.P. 742.

CSX Q3 2017 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CSX’s operating performance declined in the third quarter of 2017 compared to 2016 due to network fluidity challenges, train accidents and the impacts from Hurricane Irma. Network fluidity was unfavorably impacted early in the quarter as the Company's operations adjusted to the implementation of a new, balanced train plan. The Company expects to improve its level of performance through increased efficiency within terminals and refinement of the operating plan.

CSX’s FRA reportable personal injury frequency index of 1.41 for the third quarter of 2017 was 11 percent unfavorable to the prior year as a decline in overall injuries was offset by a significant decline in man-hours from fewer employees. The FRA train accident frequency rate of 3.82 for the quarter was 46 percent unfavorable to the prior year. CSX remains committed to ongoing safety improvement, with a focus on reducing injury severity and avoiding catastrophic events.

	Third Quarters			Nine Months
	2017	2016	Improvement/ (Deterioration)	2017	2016	Improvement/ (Deterioration)
Operations Performance

Train Velocity (Miles per hour)(a)	14.0	14.9	(6)%	14.7	15.2	(3)%
Dwell (Hours)(a)	12.1	11.2	(8)%	11.5	11.2	(3)%

On-Time Originations	74%	84%	(12)%	81%	84%	(4)%
On-Time Arrivals	48%	54%	(11)%	57%	56%	2%

Safety
FRA Personal Injury Frequency Index	1.41	1.27	(11)%	1.17	1.04	(13)%
FRA Train Accident Rate	3.82	2.61	(46)%	2.99	2.69	(11)%
(a) The methodology for calculating train velocity and dwell differ from that prescribed by the STB. CSX will continue to report train velocity and dwell, using the prescribed methodology, to the STB on a weekly basis.

Certain operating statistics are estimated and can continue to be updated as actuals settle.

Key Performance Measures Definitions
Train Velocity - Average train speed between origin and destination in miles per hour (does not include locals, yard jobs, work trains or passenger trains).
Dwell - Average amount of time in hours between car arrival to and departure from the yard.
On-Time Originations - Percent of scheduled road trains that depart the origin yard on-time or ahead of schedule.
On-Time Arrivals - Percent of scheduled road trains that arrive at the destination yard on-time.
FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.
FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.

CSX Q3 2017 Form 10-Q p.38

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
Total assets increased $159 million from year end primarily due to an increase in net properties of $429 million, partially offset by a decrease in cash and short-term investment activity of $316 million. Total liabilities and shareholders' equity combined increased $159 million from year end primarily due to net earnings of $1.3 billion, an increase in net debt of $514 million and an increase in taxes payable of $193 million mostly due to a temporary tax payment extension for companies in areas affected by Hurricane Irma. These increases were partially offset by share repurchases of $1.8 billion.

Significant Cash Flows
The following chart highlights the net decrease in cash and cash equivalents of $12 million as compared to a net decrease of $25 million for operating, investing and financing activities for nine months ended 2017 and 2016, respectively.

•
Cash provided by operating activities increased $373 million primarily driven by a temporary tax payment extension for companies in areas affected by Hurricane Irma, higher working capital and other activities, and higher net earnings. These increases were partially offset by payments related to restructuring activities.

•	Cash used in investing activities increased $186 million primarily driven by higher net purchases of short-term investments partially offset by lower property additions.

•
Cash used in financing activities increased $174 million primarily due to higher share repurchases, partially offset by higher net debt issued and a prior year repayment of seller-financed assets that did not repeat in the current year.

Projected capital investments for 2017 are expected to be $2.1 billion, including approximately $270 million for Positive Train Control ("PTC"). Of the 2017 investment, over half will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting productivity initiatives, service enhancements and profitable growth. CSX intends to fund capital investments through cash generated from operations.

CSX Q3 2017 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has incurred significant capital costs in connection with the implementation of PTC and has substantial work ahead. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through September 2017 was $2.0 billion.

Liquidity and Working Capital
As of the end of third quarter 2017, CSX had $704 million of cash, cash equivalents and short-term investments. CSX has a $1.0 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $97 million and $447 million as of September 30, 2017 and December 30, 2016, respectively. The decrease in working capital since year end of $350 million is primarily due to share repurchases of $1.8 billion, property additions of $1.5 billion and dividends paid of $530 million. These decreases were partially offset by cash provided from operations of $2.9 billion and net debt issued of $518 million.

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

Contractual Obligations and Commercial Commitments
CSXT has a commitment under a long-term maintenance program agreement that covers a portion of CSXT’s fleet of locomotives. The program costs are based on the maintenance cycle for each covered locomotive, which is determined by the asset's age and type. Expected future costs may change as required maintenance schedules are revised and locomotives are placed into or removed from service. Under CSXT’s current obligations, the agreement will expire no earlier than 2031. On August 9, 2017, the Company exercised certain rights under the agreement, which resulted in a reduction of the locomotive fleet covered from 50% as of December 30, 2016 to an estimated 34% of locomotives beginning August 2018. As a result, the total remaining payments decreased from approximately $5.0 billion at December 30, 2016 to an estimated $1.7 billion at September 30, 2017.

CSX Q3 2017 Form 10-Q p.40

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

CSX Q3 2017 Form 10-Q p.41

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

CSX Q3 2017 Form 10-Q p.42

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

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2017, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2017, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2017 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q3 2017 Form 10-Q p.43

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In July 2017, the Board of Directors approved an additional $500 million of share repurchase authority under the share repurchase program announced in April 2017, bringing the total program size to $1.5 billion. As of October 2, 2017, the Company had completed all share repurchases under this program. During the third quarters of 2017 and 2016, the Company repurchased approximately $1 billion, or 20 million shares, and $263 million, or 10 million shares, respectively.

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

Share repurchase activity for the third quarter 2017 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$512,661,389
July 1 - July 31, 2017	9,920,229	$52.24	9,805,644	500,360,263
August 1 - August 31, 2017	6,642,545	49.85	6,642,545	169,256,400
September 1 - September 30, 2017	3,129,053	51.64	3,128,708	7,696,097
Ending Balance	19,691,827	$51.34	19,576,897	$7,696,097
(a) The difference of 114,930 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

CSX Q3 2017 Form 10-Q p.44

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on October 18, 2017, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 30, 2017 and September 23, 2016, (ii) consolidated comprehensive income statements for the fiscal periods ended September 30, 2017 and September 23, 2016 (iii) consolidated balance sheets at September 30, 2017 and December 30, 2016, (iv) consolidated cash flow statements for the fiscal periods ended September 30, 2017 and September 23, 2016, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q3 2017 Form 10-Q p.45

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANDREW L. GLASSMAN
Andrew L. Glassman
Vice President and Controller
(Principal Accounting Officer)

Dated: October 18, 2017

CSX Q3 2017 Form 10-Q p.46