Form 10-K
period 2017-12-31
CSX CORP
filed 2018-02-07
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
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
Yes (  ) No (X)
On June 30, 2017 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $47 billion (based on the close price as reported on the NASDAQ National Market System on such date).

There were 887,236,080 shares of Common Stock outstanding on January 31, 2018 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2018 annual meeting of shareholders.

CSX 2017 Form 10-K p. 1

CSX 2017 Form 10-K p. 2

CSX CORPORATION
PART I

Item 1.  Business

CSX Corporation (“CSX”), and together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies. The Company provides rail-based freight transportation services including traditional rail service, the transport of intermodal containers and trailers, as well as other transportation services such as rail-to-truck transfers and bulk commodity operations. CSX and the rail industry provide customers with access to an expansive and interconnected transportation network that plays a key role in North American commerce and is critical to the long-term economic success and improved global competitiveness of the United States. In addition, freight railroads provide the most economical and environmentally efficient means to transport goods over land.

The Company’s number of employees was approximately 24,000 as of December 2017, which includes approximately 20,000 union employees. Most of the Company’s employees provide or support transportation services.

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. This access allows the Company to meet the dynamic transportation needs of manufacturers, industrial producers, the automotive industry, construction companies, farmers and feed mills, wholesalers and retailers, and energy producers. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections with other Class I railroads and approximately 230 short-line and regional railroads.

CSXT is now responsible for the Company's real estate sales, leasing, acquisition and management and development activities after a merger with CSX Real Property, Inc., a former wholly-owned CSX subsidiary, on July 1, 2017. In addition, as substantially all real estate sales, leasing, acquisition and management and development activities are focused on supporting railroad operations, all results of these activities are included in operating income beginning in 2017. Previously, the results of these activities were classified as operating or non-operating based on the nature of the activity and were not material for any periods presented.

CSX 2017 Form 10-K p. 3

CSX CORPORATION
PART I

Lines of Business
During 2017, the Company's services generated $11.4 billion of revenue and served three primary lines of business: merchandise, coal and intermodal.

•
The merchandise business shipped 2.7 million carloads and generated 62 percent of revenue and 42 percent of volume in 2017. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, automotive, agricultural and food products, minerals, fertilizers, forest products, and metals and equipment.

•
The coal business shipped 855 thousand carloads and accounted for 18 percent of revenue and 13 percent of volume in 2017. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for 16 percent of revenue and 44 percent of volume in 2017. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking. Through a network of more than 40 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 4 percent of the Company’s total revenue in 2017. This category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Scheduled Railroading
In 2017, the Company began transitioning its operating model to scheduled railroading, which is focused on developing and strictly maintaining a scheduled service plan with an emphasis on optimizing assets. When the operating model is executed effectively, customer service is improved, costs are reduced and free cash flow is generated, allowing financial growth. E. Hunter Harrison created and refined the model during his decades of railroad leadership experience, successfully implementing it at three different railroads prior to being named CEO of CSX in March 2017. In October 2017, the Company hired James M. Foote, a railroad executive with extensive scheduled railroading experience, as Chief Operating Officer. Upon Mr. Harrison's death in December 2017, Foote was appointed CEO by the Board of Directors to continue driving CSX's transformation under the new operating model. Additionally, Edmond L. Harris was named Executive Vice President of Operations in January 2018, further strengthening the scheduled railroading experience of the leadership team.

CSX 2017 Form 10-K p. 4

CSX CORPORATION
PART I

Financial Information
See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for operating revenue, operating income and total assets for each of the last three fiscal years.

Company History
A leader in freight rail transportation for more than 190 years, the Company’s heritage dates back to the early nineteenth century when The Baltimore and Ohio Railroad Company (“B&O”) – the nation’s first common carrier – was chartered in 1827. Since that time, the Company has built on this foundation to create a railroad that could safely and reliably service the ever-increasing demands of a growing nation.

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

CSX 2017 Form 10-K p. 5

CSX CORPORATION
PART I

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

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported. The Company expects to continue incurring significant capital costs in connection with the implementation of PTC as well as related ongoing operating expenses. CSX currently estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion for the Company. Total PTC investment through 2017 was $2 billion.

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

CSX participated in a public listening session on October 11, 2017 at the STB in response to service complaints. During the session, the Company addressed customer concerns and detailed the Company’s service recovery plans at that time.  At the STB's request, CSX is providing additional operating measures on a weekly basis that are available on the Company's website.

New rules regarding, among other things, competitive access or revenue adequacy could have a material adverse effect on the Company's financial condition, results of operations and liquidity as well as its ability to invest in enhancing and maintaining vital infrastructure. For further discussion on regulatory risks to the Company, see Item 1A. Risk Factors.

CSX 2017 Form 10-K p. 6

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

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2017, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CSX 2017 Form 10-K p. 7

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
The Company is subject to the jurisdiction of various regulatory agencies, including the STB, FRA, PHMSA, TSA, EPA and other state, provincial and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters. New or modified rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies and impact service performance.  For example, the RSIA mandates that the installation of PTC hardware be completed by December 31, 2018 and, assuming certain conditions are met, requires that the PTC system be fully operational by December 31, 2020 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations. Although CSX remains on track to meet this regulatory requirement, noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

The Company’s business strategies may not achieve the anticipated objectives.
The implementation of the Company’s business strategies could result in operational disruptions, loss of existing customers, regulatory issues and other adverse consequences. If these strategies fail to achieve the anticipated benefits or take longer to implement than expected, the Company’s operations and financial results may be adversely affected.

Failure to complete negotiations on collective bargaining agreements could result in strikes and/or work stoppages.
Most of CSX's employees are represented by labor unions and are covered by collective bargaining agreements. Approximately 70 percent of these agreements are bargained for nationally by the National Carriers Conference Committee and negotiated over the course of several years and previously have not resulted in any extended work stoppages. Under the Railway Labor Act's procedures (which include mediation, cooling-off periods and the possibility of an intervention of the U.S. President), during negotiations neither party may take action until the procedures are exhausted. If, however, CSX is unable to negotiate acceptable agreements, or if terms of existing agreements are disputed, the employees covered by the Railway Labor Act could strike, which could result in loss of business and increased operating costs as a result of higher wages or benefits paid to union members. Additionally, from time to time, the Company enters into CSX-specific, or “local”, bargaining agreements which could also be critical to the Company and its new business strategies.

CSX 2017 Form 10-K p. 8

CSX CORPORATION
PART I

Network constraints could have a negative impact on service and operating efficiency.
CSXT could experience rail network difficulties related to: (i) increased volume; (ii) locomotive or crew shortages; (iii) extreme weather conditions; (iv) impacts from changes in yard capacity, or network structure or composition, including train routes; (v) increased passenger activities, including high-speed rail; or (vi) regulatory changes impacting where and how fast CSXT can transport freight or maintain routes, which could have a negative effect on CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

Global economic conditions could negatively affect demand for commodities and other freight.
A decline or disruption in general domestic and global economic conditions that affects demand for the commodities and products the Company transports, including import and export volume, could reduce revenues or have other adverse effects on the Company's cost structure and profitability. For example, if the rate of economic growth in Asia slows, European economies contract, or if the global supply of seaborne coal or price of seaborne coal changes from its current levels, U.S. export coal volume could be adversely impacted resulting in lower revenue for CSX. Additionally, changes to trade agreements or policies could result in reduced import and export volumes due to increased tariffs and lower consumer demand. If the Company experiences significant declines in demand for its transportation services with respect to one or more commodities and products, the Company may experience reduced revenue and increased operating costs, workforce adjustments, and other related activities, which could have a material adverse effect on the Company's financial condition, results of operations and liquidity.

Changing dynamics in the U.S. and global energy markets could negatively impact profitability.
Over the past few years, production and source locations of natural gas in the U.S. have also increased dramatically, which has resulted in lower natural gas prices in CSX’s service territory. As a result of sustained low natural gas prices, many coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants could be displaced, which would likely further reduce the Company's domestic coal volumes and revenues. Additionally, crude oil prices combined with increased pipeline activity have resulted in volatility in domestic crude oil production, which has adversely affected crude oil volumes for CSX.

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

CSX 2017 Form 10-K p. 9

CSX CORPORATION
PART I

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
The Company relies on information technology in all aspects of its business. The performance and reliability of the Company's technology systems are critical to its ability to operate and compete safely and effectively. A cybersecurity attack, which is a deliberate theft of data or impairment of information technology systems, or other significant disruption or failure, could result in a service interruption, train accident, misappropriation of confidential information, process failure, security breach or other operational difficulties. Such an event could result in decreased revenues and increased capital, insurance or operating costs, including increased security costs to protect the Company's infrastructure. Insurance maintained by the Company to protect against loss of business and other related consequences resulting from cyber incidents may not be sufficient to cover all damages. A disruption or compromise of the Company's information technology systems, even for short periods of time, could have a material adverse effect.

CSX 2017 Form 10-K p. 10

CSX CORPORATION
PART I

Disruption of the supply chain could negatively affect operating efficiency and increase costs.
The capital intensive nature and sophistication of core rail equipment (including rolling stock equipment, locomotives, rail, and ties) limits the number of railroad equipment suppliers. If any of the current manufacturers stops production or experiences a supply shortage, CSXT could experience a significant cost increase or material shortage. In addition, a few critical railroad suppliers are foreign and, as such, adverse developments in international relations, new trade regulations, disruptions in international shipping or increases in global demand could make procurement of these supplies more difficult or increase CSXT's operating costs. Additionally, if a fuel supply shortage were to arise, the Company would be negatively impacted.

The Company faces competition from other transportation providers.
The Company experiences competition in pricing, service, reliability and other factors from various transportation providers including railroads and motor carriers that operate similar routes across its service area and, to a less significant extent, barges, ships and pipelines. Other transportation providers generally use public rights-of-way that are built and maintained by governmental entities, while CSXT and other railroads must build and maintain rail networks largely using internal resources. Any future improvements or expenditures materially increasing the quality or reducing the cost of alternative modes of transportation such as through the use of automation, autonomy or electrification, or legislation providing for less stringent size or weight restrictions on trucks, could negatively impact the Company's competitive position. Additionally, any future consolidation in the rail industry could materially affect the regulatory and competitive environment in which the Company operates.

Future acts of terrorism, war or regulatory changes to combat the risk of terrorism may cause significant disruptions in the Company's operations.
Terrorist attacks, along with any government response to those attacks, may adversely affect the Company's financial condition, results of operations or liquidity.  CSXT's rail lines, other key infrastructure and information technology systems may be targets or indirect casualties of acts of terror or war.  This risk could cause significant business interruption and result in increased costs and liabilities and decreased revenues.  In addition, premiums charged for some or all of the insurance coverage currently maintained by the Company could increase dramatically, or the coverage may no longer be available.

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

CSX 2017 Form 10-K p. 11

CSX CORPORATION
PART I

The Company may be subject to various claims and lawsuits that could result in significant expenditures.
As part of its railroad and other operations, the Company is subject to various claims and lawsuits related to disputes over commercial practices, labor and unemployment matters, occupational and personal injury claims, property damage, environmental and other matters.  The Company may experience material judgments or incur significant costs to defend existing and future lawsuits. Although the Company maintains insurance to cover some of these types of claims and establishes reserves when appropriate, final amounts determined to be due on any outstanding matters may exceed the Company's insurance coverage or differ materially from the recorded reserves. Additionally, the Company could be impacted by adverse developments not currently reflected in the Company's reserve estimates.

The unavailability of critical resources could adversely affect the Company’s operational efficiency and ability to meet demand.
Marketplace conditions for resources like locomotives as well as the availability of qualified personnel, particularly engineers and conductors, could each have a negative impact on the Company’s ability to meet demand for rail service. Although the Company believes that it has adequate personnel for the current business environment, unpredictable increases in demand for rail services or extreme weather conditions may exacerbate such risks, which could have a negative impact on the Company’s operational efficiency and otherwise have a material adverse effect on the Company’s financial condition, results of operations, or liquidity in a particular period.

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

CSX 2017 Form 10-K p. 12

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

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and track that diverts trains from one track to another known as turnouts. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 21,000 route miles. At December 2017, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,500
Terminals and switching yards	9,348
Passing sidings and turnouts	920
Total	36,768

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. In 2017, CSX converted a number of hump yards to flat switching operations which allows for less intermediate processing and the opportunity to improve transit time. The Company’s largest yards and terminals based on 2017 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals
Chicago, IL - Bedford Park Intermodal Terminal
North Baltimore, OH - Northwest Ohio Intermodal Terminal
Waycross, GA
Cincinnati, OH
Selkirk, NY
Avon, IN (Indianapolis)
Willard, OH
Nashville, TN
Louisville, KY
Hamlet, NC

CSX 2017 Form 10-K p. 13

CSX CORPORATION
PART I

Network Geography
CSXT’s operations are primarily focused on four major transportation networks and corridors which are defined geographically and by commodity flows below.

Interstate 90 (I-90) Corridor – This CSXT corridor links Chicago and the Midwest to metropolitan areas in New York and New England. This route, also known as the “waterlevel route,” has minimal hills and grades and nearly all of it has two main tracks (referred to as double track). These engineering attributes permit the corridor to support high-speed service across intermodal, automotive and merchandise commodities. This corridor is a primary route for import traffic coming from the far east through western ports moving eastward across the country, through Chicago and into the population centers in the Northeast. The I-90 Corridor is also a critical link between ports in New York, New Jersey, and Pennsylvania and consumption markets in the Midwest. This route carries goods from all three of the Company’s major markets – merchandise, coal and intermodal.

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

CSX 2017 Form 10-K p. 14

CSX CORPORATION
PART I

CSX Rail Network

Montreal
Syracuse
Selkirk
Buffalo
Detroit
Toledo
Cleveland
Chicago
Willard
Cumberland
Columbus
Baltimore
Avon
Cincinnati
Russell
Louisville
Rocky Mount
Nashville
Hamlet
Florence
Atlanta
Birmingham
Charleston
Montgomery
Savannah
Waycross
Jacksonville
New Orleans
Tampa
Major Terminal Location
CSX Rail Network

NOTE: CSX is able to operate beyond the network depicted here through trackage rights under which CSX can operate its trains on another railroad's tracks.

CSX 2017 Form 10-K p. 15

CSX CORPORATION
PART I

Locomotives
At December 2017, CSXT owned more than 4,000 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. At December 2017, CSXT’s fleet of owned locomotives consisted of the following types:

	Locomotives	%	Average Age (years)
Freight	3,659	88%	20
Switching	299	7%	37
Auxiliary Units	208	5%	24
Total	4,166	100%	20

Equipment
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

At December 2017, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	21,209	35%
Multi-level flat cars	11,686	19%
Open-top hoppers	10,298	17%
Covered hoppers	9,623	16%
Box cars	6,374	11%
Flat cars	624	1%
Other cars	337	—%
Subtotal freight cars	60,151	100%
Containers	18,088
Total equipment	78,239

CSX 2017 Form 10-K p. 16

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

CSX 2017 Form 10-K p. 17

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
James M. Foote, 64 President and Chief Executive Officer
Foote has served as President and Chief Executive Office since December 2017. He joined CSX in October 2017 as Chief Operating Officer, with responsibility for both operations and sales and marketing.

Mr. Foote has more than 40 years of railroad industry experience. Most recently, he was President and Chief Executive Officer of Bright Rail Energy. Before heading Bright Rail, he was Executive Vice President, Sales and Marketing with Canadian National Railway Company. At Canadian National, Mr. Foote also served as Vice President – Investor Relations and Vice President Sales and Marketing – Merchandise.

Frank A. Lonegro, 49 Executive Vice President and Chief Financial Officer
Lonegro has served as Executive Vice President and Chief Financial Officer of CSX since September 2015. In this capacity, he directs all financial aspects of the company’s business, including financial and economic analysis, accounting, tax, treasury and purchasing activities.

In his 17 years with CSX, Mr. Lonegro has also served as Vice President Internal Audit, President of CSX Technology, Vice President Mechanical and Vice President Service Design. Additionally, he led development and implementation of Positive Train Control, an advanced train control system, to further enhance the Company’s safety performance.

Edmond L. Harris, 68 Executive Vice President of Operations
Harris has served as CSX's Executive Vice President of Operations since January 2018. In this role, he is responsible for mechanical, engineering, transportation and network operations.

Mr. Harris has more than 40 years of railroad industry experience. Most recently, Mr. Harris served as a senior advisor to Global Infrastructure Partners, an independent fund that invests in infrastructure assets worldwide; Chairman of Omnitrax Rail Network; and Board Director for Universal Rail Services. His previous experience also includes having served as Chief Operations Officer at Canadian Pacific, and subsequently, a member of the Board. He also served as Executive Vice President of Operations at Canadian National.

CSX 2017 Form 10-K p. 18

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Nathan D. Goldman, 60 Executive Vice President and Chief Legal Officer, Corporate Secretary
Goldman has served as Executive Vice President and Chief Legal Officer, and Corporate Secretary of CSX since October 2017. In this role he directs the company’s legal affairs, government relations, risk management, public safety, environmental, and audit functions.

During his nearly 15 years with the Company, Mr. Goldman has previously served as Vice President of Risk Compliance and General Counsel and has overseen work in compliance, risk management and safety programs.

Mark K. Wallace, 48 Executive Vice President and Chief Administrative Officer
Wallace has served as Executive Vice President and Chief Administrative Officer since January 2018, after having joined the Company in March 2017 as Executive Vice President of Corporate Affairs and Chief of Staff to the CEO. In his current role, Mr. Wallace is responsible for human resources, labor relations, information technology, corporate communications, investor relations and the real estate and facilities functions.

Prior to joining CSX, he served as the Vice President of Corporate Affairs at Canadian Pacific Railway Limited with responsibility for the corporate communications and public affairs, investor relations, facilities and real estate functions. Prior to his time at Canadian Pacific, Mr. Wallace spent more than 15 years in various senior management positions with Canadian National Railway Company.

Andrew L. Glassman, 48 Vice President and Controller
Glassman has served as Vice President and Controller of CSX since May 2017. He is responsible for financial and regulatory reporting, tax, freight billing and collections, payroll, accounts payable and various other accounting processes.

During his 14-year tenure with the Company, Mr. Glassman previously served as Vice President of Strategic Planning, Vice President of Commercial Finance, Vice President of Operations Finance, Assistant Vice President of Intermodal Marketing and Assistant Vice President of Financial Planning and Analysis.

CSX 2017 Form 10-K p. 19

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
A total of 1.8 billion shares of common stock are authorized, of which 889,851,090 shares were outstanding as of December 31, 2017. Each share is entitled to one vote in all matters requiring a vote of shareholders.  There are no pre-emptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2018, the latest practicable date that is closest to the filing date, there were 27,624 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 914 million as of December 31, 2017. (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2017
Dividends	$0.18	$0.20	$0.20	$0.20	$0.78
Common Stock Price
High	$50.31	$55.06	$55.48	$58.35	$58.35
Low	$35.59	$46.04	$47.99	$48.26	$35.59
2016
Dividends	$0.18	$0.18	$0.18	$0.18	$0.72
Common Stock Price
High	$27.27	$27.97	$30.11	$37.42	$37.42
Low	$21.33	$24.36	$24.43	$29.39	$21.33

CSX 2017 Form 10-K p. 20

CSX CORPORATION
PART II

Stock Performance Graph
The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2012 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.

CSX 2017 Form 10-K p. 21

CSX CORPORATION
PART II

CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

Share repurchases under the $2 billion program announced in April 2015 were completed in April 2017. The Company subsequently announced a $1 billion share repurchase program in April 2017, with additional authority of $500 million added in July 2017. Repurchases under that program were completed on October 2, 2017, and the Company announced a new $1.5 billion share repurchase program on October 25, 2017.

During 2017, 2016, and 2015, CSX repurchased the following shares:

	Fiscal Years
	2017	2016	2015
Shares Repurchased (Units in Millions)	39	38	26
Cost of Shares (Dollars in Millions)	$1,970	$1,056	$804

Management's assessment of market conditions and other factors guide the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Shares are retired immediately upon repurchase. In accordance with the Equity Topic in the Accounting Standards Codification ("ASC"), the excess of repurchase price over par value is recorded in retained earnings. Generally, retained earnings are only otherwise impacted by net earnings and dividends.

Share repurchase activity of $207 million for the fourth quarter 2017 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$7,696,097
October 1 - October 31, 2017	165,307	$53.59	142,982	1,500,000,000
November 1 - November 30, 2017	1,560,559	50.17	1,560,559	1,421,712,580
December 1 - December 31, 2017	2,261,847	55.64	2,189,313	1,299,953,624
Ending Balance	3,987,713	$53.41	3,892,854	$1,299,953,624
(a) The difference of 94,859 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX 2017 Form 10-K p. 22

CSX CORPORATION
PART II

Item 6.  Selected Financial Data

Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2017	2016	2015	2014	2013
Financial Performance
Revenue	$11,408	$11,069	$11,811	$12,669	$12,026
Expense	7,741	7,680	8,227	9,056	8,553
Operating Income	$3,667	$3,389	$3,584	$3,613	$3,473
Adjusted Operating Income(a)	$3,850	$3,389	$3,584	$3,613	$3,473
Net Earnings from Continuing Operations(b)	5,471	1,714	1,968	1,927	1,864
Adjusted Net Earnings from Continuing Operations(a)	2,097	1,714	1,968	1,927	1,864
Operating Ratio	67.9%	69.4%	69.7%	71.5%	71.1%
Adjusted Operating Ratio(a)	66.3%	69.4%	69.7%	71.5%	71.1%
Net Earnings Per Share:
From Continuing Operations, Basic(b)	$6.01	$1.81	$2.00	$1.93	$1.83
From Continuing Operations, Assuming Dilution(b)	5.99	1.81	2.00	1.92	1.83
Adjusted From Continuing Operations, Assuming Dilution(a)	2.30	1.81	2.00	1.92	1.83
Average Common Shares Outstanding
Basic	911	947	983	1,001	1,019
Assuming Dilution	914	948	984	1,002	1,019
Financial Position
Cash, Cash Equivalents and Short-term Investments	$419	$1,020	$1,438	$961	$1,079
Total Assets	35,739	35,414	34,745	32,747	31,462
Long-term Debt	11,790	10,962	10,515	9,349	8,857
Shareholders' Equity	14,721	11,694	11,668	11,176	10,504
Dividend Per Share	$0.78	$0.72	$0.70	$0.63	$0.59
Additional Data
Capital Expenditures	$2,040	$2,705	$2,562	$2,449	$2,313
Employees -- Annual Averages (estimated)	25,230	27,350	31,285	31,511	31,254
Employees -- Year-end Count (estimated)	24,006	26,628	29,410	32,287	31,413
(a) CSX’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP. Reconciliations of non-GAAP measures to corresponding GAAP measures are presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
(b) These results include a $3.6 billion, or $3.91 per share, net tax reform benefit. See further discussion in Note 11, Income Taxes.

Certain prior year data has been reclassified to conform to the current presentation.

CSX 2017 Form 10-K p. 23

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
Department of Transportation ("DOT") - A U.S. Government agency with jurisdiction over matters of all modes of transportation.
Depreciation study - A periodic statistical analysis of fixed asset service lives, salvage values, accumulated depreciation, and other factors for group assets along with a comparison of similar asset groups at other companies conducted by a third-party specialist.
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
Scheduled railroading - An operating model focused on developing and strictly maintaining a scheduled service plan with an emphasis on optimizing assets.

CSX 2017 Form 10-K p. 24

CSX CORPORATION
PART II

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

CSX 2017 Form 10-K p. 25

CSX CORPORATION
PART II

2017 HIGHLIGHTS

• Revenue of $11.4 billion increased $339 million or three percent versus the prior year.

• Expenses of $7.7 billion increased $61 million or one percent year over year.

• Operating income of $3.7 billion increased $278 million or eight percent year over year.

• Operating ratio of 67.9 percent improved 150 basis points from 69.4 percent.

•	Earnings per diluted share of $5.99 increased $4.18 or 231 percent year over year.

Tax Reform
With the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. The Company's 2017 financial results included a $3.5 billion, or $3.81 per share, non-cash reduction in income tax expense, primarily resulting from revaluing the Company's net deferred tax liabilities to reflect the recently enacted lower tax rate effective January 1, 2018. Beginning in 2018, CSX expects its effective federal and state income tax rate to be approximately 25%.

The Company's affiliates also revalued their deferred tax liabilities to reflect the lower federal corporate tax rate, which resulted in the Company recognizing a benefit of $142 million, or $0.10 per share after-tax, in equity earnings of affiliates, which is included in operating income. (See additional discussion over income taxes in Note 11, Income Taxes and equity earnings of affiliates in Note 12, Related Parties and Affiliates.)

Restructuring Charge
The total restructuring charge of $325 million in 2017 includes costs related to the management workforce reduction, executive retirements, reimbursement arrangements, the proration of equity awards and other advisory costs related to the leadership transition during the year. The Company expects estimated pre-tax savings on both future earnings and cash flows resulting from this program to be approximately $200 million per year. (See additional discussion over the restructuring charge in Note 1, Nature of Operations and Significant Accounting Policies.)

CSX 2017 Form 10-K p. 26

CSX CORPORATION
PART II

RESULTS OF OPERATIONS

2017 vs. 2016 Results of Operations (a)

	Fiscal Years
	2017	2016	$ Change	% Change
(Dollars in Millions)
Revenue	$11,408	$11,069	$339	3%
Expense
Labor and Fringe	2,914	3,159	245	8
Materials, Supplies and Other	2,113	2,092	(21)	(1)
Depreciation	1,315	1,301	(14)	(1)
Fuel	864	713	(151)	(21)
Equipment and Other Rents	429	465	36	8
Restructuring Charge	325	—	(325)	—
Equity Earnings of Affiliates	(219)	(50)	169	338
Total Expense	7,741	7,680	(61)	(1)
Operating Income	3,667	3,389	278	8
Interest Expense	(546)	(579)	33	6
Debt Repurchase Expense	—	(115)	115	(100)
Other Income - Net	21	46	(25)	(54)
Income Tax Benefit (Expense)	2,329	(1,027)	3,356	327
Net Earnings	$5,471	$1,714	$3,757	219
Earnings Per Diluted Share:
Net Earnings	$5.99	$1.81	$4.18	231%
Operating Ratio	67.9%	69.4%		150	bps

(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar and 2016 included 53 weeks. All 2016 information presented in Results of Operations is on a 53-week basis, under GAAP.

CSX 2017 Form 10-K p. 27

CSX CORPORATION
PART II

2017 vs. 2016 Results of Operations, continued

Volume and Revenue (Unaudited) (a)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change

Chemicals	672	700	(4)%	$2,210	$2,191	1%	$3,289	$3,130	5%
Automotive	457	482	(5)%	1,195	1,261	(5)%	2,615	2,616	—%
Agricultural and Food Products	454	477	(5)%	1,262	1,286	(2)%	2,780	2,696	3%
Minerals	308	310	(1)%	477	464	3%	1,549	1,497	3%
Fertilizers	291	300	(3)%	466	463	1%	1,601	1,543	4%
Forest Products	264	274	(4)%	755	773	(2)%	2,860	2,821	1%
Metals and Equipment	256	259	(1)%	703	704	—%	2,746	2,718	1%
Total Merchandise	2,702	2,802	(4)%	7,068	7,142	(1)%	2,616	2,549	3%
Coal	855	838	2%	2,107	1,833	15%	2,464	2,187	13%
Intermodal	2,843	2,811	1%	1,799	1,726	4%	633	614	3%
Other	—	—	—%	434	368	18%	—	—	—%
Total	6,400	6,451	(1)%	$11,408	$11,069	3%	$1,783	$1,716	4%

(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar and 2016 included 53 weeks. All 2016 information presented in Results of Operations is on a 53-week basis, under GAAP.

CSX 2017 Form 10-K p. 28

CSX CORPORATION
PART II

Revenue
In 2017, revenue increased $339 million when compared to the previous year, primarily due to gains in export coal, price increases across nearly all other markets and fuel recovery, partially offset by the $178 million impact of an extra fiscal week in 2016 and lower merchandise volumes. Revenue per unit increased over prior year as pricing gains and higher fuel recoveries were partially offset by unfavorable mix.

Merchandise
Chemicals - Volume declined, primarily due to sustained challenges in the Eastern crude-by-rail market. This decline offset an increase in shipments of frac sand and petroleum gases due to growth in drilling activity.

Automotive - Volume declined as North American vehicle production fell.

Agricultural and Food Products - Volume declined due to challenges in the export market as well as a large southeastern grain crop leading to local truck sourcing to feed mills.

Minerals - Volume slightly declined as short-term competitive losses were mostly offset by growth in construction project activity.

Fertilizers - Volume declined, primarily driven by the closure of a customer facility as well as Hurricane Irma’s impact on Central Florida phosphate operations.

Forest Products - Volume declined as the decrease in shipments of paper products as a result of mill closures and truck competition was partially offset by strong pulp board volumes driven by e-commerce demand.

Metals and Equipment - Volume slightly declined as a nonrecurring 2016 benefit from large pipe projects was partially offset by increases in equipment moves.

Coal
Domestic - Utility coal volume declined 12 percent as the competitive loss of short-haul interchange traffic more than offset underlying growth at other utilities. Coke, Iron Ore and Other volume declined 13 percent, primarily in iron ore shipments, as a large customer temporarily halted its production.

Export - Volume increased 42 percent as global supply levels and pricing conditions supported strong growth in U.S. coal exports.

Intermodal
Domestic - Volume declined 2 percent as rationalization of low-density lanes and competitive losses more than offset growth with existing customers.

International - Volume was up 7 percent driven by competitive gains and strong performance with existing customers as eastern port volumes increased.

Other
Other revenue increased $66 million versus prior year primarily due to a $58 million settlement in 2017 related to a customer that did not meet historical volume commitments and higher incidental charges.

CSX 2017 Form 10-K p. 29

CSX CORPORATION
PART II

Expense
In 2017, total expenses increased $61 million, or one percent, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $245 million due to the following items:

•
Efficiency and volume savings of $274 million were driven primarily by reductions in overall headcount and other effects of implementing scheduled railroading as well as the impacts of the 2017 restructuring initiative, slightly offset by higher volume-related costs.

•	Pension costs decreased $66 million primarily due to adoption in 2017 of the spot rate approach for measuring service and interest costs, prior year contributions and other favorable plan experience.

•	The extra fiscal week in 2016 resulted in $51 million of additional cost compared to 2017.

•	Inflation resulted in $152 million of additional cost driven by increased health and welfare costs and wage increases.

•	Various other costs decreased $6 million.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and coal pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expenses increased $21 million driven by the following:

•
Real estate gains were $14 million in 2017 compared to $115 million in 2016 related to the sale of an operating property and other related income. (See additional discussion of real estate gains in the Equity Earnings of Affiliates section below.)

•	Inflation resulted in $37 million of additional cost.

•	Asset impairments of $25 million resulted from the discontinuation of certain in-progress projects as a result of transition to scheduled railroading.

•	Relocation costs increased $19 million, which includes the impact of the Company’s initiative to consolidate dispatchers.

•	Additional expense of $13 million resulted from train accidents during the year.

•
Efficiency and volume savings of $152 million are primarily related to lower maintenance costs from the reduction in the active locomotive fleet, lower operating support costs and a reduction in contingent workers.

•	Favorable judgments resulted in compensation to CSX for previously condemned properties, reflecting gains of $73 million.

•	The extra week in 2016 resulted in $18 million of additional cost compared to 2017.

•	Other costs increased $69 million due to various non-significant items.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $14 million due to a larger asset base, partially offset by $25 million of additional costs in 2016 from the extra week compared to 2017.

CSX 2017 Form 10-K p. 30

CSX CORPORATION
PART II

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense increased $151 million driven by the following:

•	A 24 percent increase in the average fuel price per gallon, from $1.48 to $1.84 per gallon versus the prior year, drove $154 million in increased fuel expense.

•	The extra week in 2016 resulted in $15 million of additional cost compared to 2017.

•	Other costs increased $12 million primarily due to increased fuel expense for non-locomotive fuel, partially offset by efficiency and volume savings.

Equipment and Other expenses include rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, offices and other rentals. These expenses decreased $36 million driven by the following:

•	The extra week in 2016 resulted in $7 million of additional cost compared to 2017.

•	Other costs decreased $29 million primarily due to the reclassification of rental income from other non-operating to operating income in 2017, partially offset by inflation.

Restructuring Charge of $325 million includes costs related to restructuring activities in 2017, including the management workforce reduction, executive retirements, reimbursement arrangements, the proration of equity awards and other advisory costs related to the leadership transition.

Equity Earnings of Affiliates includes earnings from operating equity method investments. Equity earnings of affiliates increased $169 million primarily due to the following:

•	Tax reform resulted in a $142 million increase in earnings (primarily related to TTX and Conrail).

•	Real estate gains of $16 million were recognized on the sale of a property owned by one of the Company's equity affiliates.

•	Other increases were primarily due to increased equity earnings from affiliates, primarily TTX as a result of higher rental volumes and decreased costs.

Interest Expense includes interest on long-term debt, equipment obligations and capital leases. Interest expense decreased $33 million to $546 million due to lower average interest rates and $11 million of additional expense in 2016 related to the extra week, partially offset by higher average debt balances.

Debt Repurchase Expense includes costs associated with the extinguishment of debt. These costs decreased $115 million due to the repurchase of notes in 2016 that did not repeat in the current year.

Other Income (Expense) - net includes investment gains and losses, certain non-operating equity earnings or losses and other non-operating activities. Other income decreased $25 million to $21 million primarily due to the reclassification of real estate activities from other non-operating to operating income in 2017.

Income Tax Benefit (Expense) decreased $3.4 billion from an expense of $1.0 billion in 2016 to a benefit of $2.3 billion in 2017 primarily due to a $3.5 billion non-cash reduction in income tax mostly resulting from the revaluation of the Company's net deferred tax liabilities to reflect the recently enacted 21 percent federal corporate tax rate. This reduction was partially offset by additional income tax expense resulting from increased earnings before income taxes.

Net Earnings increased $3.8 billion to $5.5 billion, and earnings per diluted share increased $4.18 to $5.99, due to the factors mentioned above, including the significant impact of tax reform. Lower average shares outstanding resulting from higher share repurchase activity had a positive impact on earnings per diluted share.

CSX 2017 Form 10-K p. 31

CSX CORPORATION
PART II

2016 vs. 2015 Results of Operations(a)

	Fiscal Years
	2016	2015	$ Change	% Change
(Dollars in Millions)
Revenue	$11,069	$11,811	$(742)	(6)%
Expense
Labor and Fringe	3,159	3,290	131	4
Materials, Supplies and Other	2,092	2,356	264	11
Depreciation	1,301	1,208	(93)	(8)
Fuel	713	957	244	25
Equipment and Other Rents	465	456	(9)	(2)
Equity Earnings of Affiliates	(50)	(40)	10	25
Total Expense	7,680	8,227	547	7
Operating Income	3,389	3,584	(195)	(5)
Interest Expense	(579)	(544)	(35)	(6)
Debt Repurchase Expense	(115)	—	(115)	—
Other Income - Net	46	98	(52)	(53)
Income Tax Expense	(1,027)	(1,170)	143	12
Net Earnings	$1,714	$1,968	$(254)	(13)
Earnings Per Diluted Share:
Net Earnings	$1.81	$2.00	$(0.19)	(10)%
Operating Ratio	69.4%	69.7%		30	bps

(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar. Fiscal year 2016 included 53 weeks and fiscal year 2015 included 52 weeks. All 2016 information presented in Results of Operations is on a 53-week basis, under GAAP.

CSX 2017 Form 10-K p. 32

CSX CORPORATION
PART II

2016 vs. 2015 Results of Operations, continued

Volume and Revenue (Unaudited)(a)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2016	2015	% Change	2016	2015	% Change	2016	2015	% Change
Chemicals	700	726	(4)%	2,191	2,284	(4)%	3,130	3,146	(1)%
Automotive	482	450	7	1,261	1,175	7	2,616	2,611	—%
Agricultural and Food Products	477	503	(5)	1,286	1,345	(4)	2,696	2,674	1%
Minerals	310	306	1	464	459	1	1,497	1,500	—%
Fertilizers	300	301	—	463	489	(5)	1,543	1,625	(5)%
Forest Products	274	290	(6)	773	796	(3)	2,821	2,745	3%
Metals and Equipment	259	284	(9)	704	723	(3)	2,718	2,546	7%
Total Merchandise	2,802	2,860	(2)	7,142	7,271	(2)	2,549	2,542	—%
Coal	838	1,063	(21)	1,833	2,300	(20)	2,187	2,164	1%
Intermodal	2,811	2,838	(1)	1,726	1,762	(2)	614	621	(1)%
Other	—	—	—	368	478	(23)	—	—	—%
Total	6,451	6,761	(5)%	$11,069	$11,811	(6)%	$1,716	$1,747	(2)%

(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar. Fiscal year 2016 included 53 weeks and fiscal year 2015 included 52 weeks. All 2016 information presented in Results of Operations is on a 53-week basis, under GAAP.

CSX 2017 Form 10-K p. 33

CSX CORPORATION
PART II

Revenue
In 2016, revenue decreased $742 million, or six percent, due to a five percent decline in volume (including the $178 million positive impact of an extra week of volume) and a significant decline in fuel recoveries, partially offset by increased pricing.

Merchandise
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

Coal
Domestic - Volume declined 23 percent as mild winter weather in the beginning of the year and low natural gas prices reduced utility coal burn rates and resulted in inflated coal stockpiles. Further, the weak domestic integrated steel market drove volume decreases in coke.

Export - Volume was down 15 percent in both metallurgical and thermal coal as a result of the strong U.S. dollar and global oversupply which impacted U.S. competitiveness in the world market, particularly in the first half of the year.

CSX 2017 Form 10-K p. 34

CSX CORPORATION
PART II

Intermodal
Domestic - Volume increased 4 percent as secular growth and new service offerings were partially offset by excess truck capacity headwinds and a short-haul competitive loss.

International - Volume declined 9 percent as headwinds from competitive losses more than offset moderate growth across other customers.

Other
Other revenue decreased $110 million versus prior year primarily due to payments received in 2015 from customers that did not meet volume commitments. Further decreases in incidental revenue as well as lower coal revenue from affiliates were partially offset by adjustments to revenue reserves.

CSX 2017 Form 10-K p. 35

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

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and coal pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expenses decreased $264 million driven by the following:

•
Real estate gains increased $98 million primarily related to a current year gain of $115 million related to the sale of an operating property and other related income partially offset by a prior year real estate gain.

•	Efficiency savings of $95 million were primarily related to lower operating support costs driven by structural changes and broad cost containment.

•	Train accident and casualty costs were $70 million lower due to the continuing declines in the severity of train accidents as well as injuries.

•	Inflation resulted in $34 million of additional costs.

•	The extra week resulted in $18 million of additional cost.

•	Volume-related costs were $11 million lower.

•	Various other costs decreased $42 million.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $93 million due to a larger asset base and the $25 million impact of the extra week in 2016.

CSX 2017 Form 10-K p. 36

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

Equipment and Other expenses include rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes lease expenses for locomotives, railcars, containers and trailers, offices and other rentals. These expenses increased $9 million driven by the following:

•	Inflation resulted in $18 million of additional cost primarily related to rates on automotive freight cars.

•	Volume related costs were $14 million higher due primarily to growth in automotive volume.

•	The extra week resulted in $7 million of additional cost.

•	Efficiency savings of $23 million were due to improved car cycle times.

•	Net other costs decreased $7 million.

Equity Earnings of Affiliates increased $10 million primarily as a result of higher rental volumes and decreased costs at TTX.

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

CSX 2017 Form 10-K p. 37

CSX CORPORATION
PART II

Non-GAAP Measures - Unaudited
CSX reports its financial results in accordance with United States generally accepted accounting principles ("GAAP"). CSX also uses certain non-GAAP measures that fall within the meaning of Securities and Exchange Commission Regulation G and Regulation S-K Item 10(e), which may provide users of the financial information with additional meaningful comparison to prior reported results.  Non-GAAP measures do not have standardized definitions and are not defined by GAAP. Therefore, CSX’s non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP. Reconciliations of non-GAAP measures to corresponding GAAP measures are below.

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

The restructuring charge of $325 million was tax effected using rates reflective of the applicable tax amounts for each component of the charge. The $3.6 billion benefit to net earnings resulting from tax reform was comprised of a $3.5 billion (after-tax) reduction to income tax expense and a $142 million (pre-tax) benefit in operating income from equity earnings of affiliates, partially offset by $1 million (pre-tax) of additional expense from minority interests.

	For the Year ended December 31, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution

GAAP Operating Results	$3,667	67.9%	$5,471	$5.99
Restructuring Charge	325	(2.8)%	203	0.22
Tax Reform Benefit (net)	(142)	1.2%	(3,577)	(3.91)
Adjusted Operating Results (non-GAAP)	$3,850	66.3%	$2,097	$2.30

CSX 2017 Form 10-K p. 38

CSX CORPORATION
PART II

Adjusted Free Cash Flow
Free cash flow is considered a non-GAAP financial measure under SEC Regulation G and Regulation S-K Item 10(e). Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities. Free cash flow before dividends increased $854 million year-over-year to $1.7 billion. The increase in free cash flow from the prior year is primarily due to lower property additions of $358 million, voluntary contributions to the Company's qualified pension plans of $250 million in 2016 and higher earnings from operations. Adjusted free cash flow excludes the impact cash payments of $135 million for restructuring charge.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure).

	Fiscal Years
	2017	2016	2015
(Dollars in Millions)
Net cash provided by operating activities	$3,472	$3,041	$3,370
Property additions	(2,040)	(2,398)	(2,562)
Other investing activities	134	204	184
Free Cash Flow (before payment of dividends)	$1,566	$847	$992
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	$135	$—	$—
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$1,701	$847	$992
(a) The restructuring charge impact to free cash flow was tax effected using the applicable tax rate of the charge. Through fourth quarter 2017, the Company made cash payments of $187 million related to the restructuring charge. The Company also made $30 million in payments to the former CEO, Michael J. Ward, and President, Clarence E. Gooden, for previously accrued non-qualified pension benefits that are not included in the restructuring charge.

CSX 2017 Form 10-K p. 39

CSX CORPORATION
PART II

Operating Statistics (Estimated)

	Fiscal Years
	2017	2016	Improvement/ (Deterioration)
Safety
FRA Personal Injury Frequency Index	1.19	1.05	(13)%
FRA Train Accident Rate	3.17	2.83	(12)

Operations Performance
Train Velocity (Miles per hour)(a)	15.1	14.9	1
Dwell (Hours)(a)	11.3	11.4	1

On-Time Originations	80%	84%	(5)
On-Time Arrivals	56%	55%	2
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

CSX’s FRA reportable personal injury frequency index of 1.19 for the full year of 2017 was 13 percent unfavorable versus the prior year as man-hours fell by nine percent while overall injuries were up slightly. While the FRA train accident frequency rate increased year-over-year, overall FRA train accidents remained flat and train miles decreased 12 percent year-over-year. CSX remains committed to ongoing safety improvement, with a focus on reducing injury severity and avoiding catastrophic events.

In order to more accurately represent the Company’s operating performance, CSX revised the way it calculates train velocity and terminal dwell effective third quarter 2017. These revisions are consistent with the principles of scheduled railroading. Updated definitions for each key performance measure are included beneath the Operating Statistics table. Prior periods have been restated to conform to the current methodology. Details of the changes are as follows:

•	Train velocity has been expanded to include intermediate dwell, now measuring end-to-end transit time.

•	Dwell has been expanded to include car dwell time at terminals on through trains, now measuring all car dwell time on an end-to-end trip.

CSX 2017 Form 10-K p. 40

CSX CORPORATION
PART II

These revisions differ from the methodology prescribed by the Surface Transportation Board ("STB") for reporting train velocity and dwell. CSX will continue to report train velocity and dwell to the STB on a weekly basis using the prescribed methodology. At the STB's request, CSX is providing additional operating measures on a weekly basis that are available on the Company's website.

CSX’s operating performance improved versus the prior year in certain categories as network fluidity challenges in the third quarter of 2017 were offset by substantial improvement from the implementation of scheduled railroading and a balanced train plan. Going forward, CSX remains focused on executing the operational plan to deliver further service gains, improve transit times and drive asset utilization while controlling costs.

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

Total assets as well as total liabilities and shareholders' equity increased $325 million from prior year. The increase in assets was driven by higher net properties of $614 million resulting from capital investment and an increase in affiliates and other companies of $160 million primarily resulting from the benefits of recent tax reform. These increases were partially offset by a decrease in cash and short-term investments of $601 million. The increase in total liabilities and shareholders' equity combined was driven by net earnings of $5.5 billion, partially offset by the decrease in deferred income taxes of $3.2 billion as a result of recent tax reform and share repurchases of $2.0 billion.

Significant Cash Flows
The following charts present net cash provided by (used in) operating, investing and financing activities for full years 2017, 2016 and 2015.

CSX 2017 Form 10-K p. 41

CSX CORPORATION
PART II

Sources of Cash
The Company has multiple sources of cash. First, the Company generates cash from operations. In 2017, the Company generated $3.5 billion of cash provided by operating activities which was $431 million higher than prior year primarily driven by $250 million in voluntary contributions in 2016 to the Company's qualified pension plans and higher net earnings, partially offset by payments related to restructuring activities. In 2016, the Company generated $3.0 billion of cash provided by operating activities which was $329 million lower than 2015 primarily driven by $250 million in voluntary contributions to the Company's qualified pension plans.

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

Uses of Cash
CSX continued to invest in its business to create long-term value for shareholders. In 2017, net cash used in investing activities was $1.5 billion, a decrease of $303 million from the prior year primarily driven by lower property additions. In 2016, net cash used in investing activities was $1.8 billion, a decrease of $1.1 billion from 2015 primarily driven by lower net purchases of short-term investments and lower property additions.

The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2017	2016	2015
Track	$733	$714	$866
Bridges, Signals and Other	570	433	491
Total Infrastructure	1,303	1,147	1,357
Freight Cars	20	82	218
Capacity and Commercial Facilities	417	447	309
Regulatory (including PTC)	284	313	341
Locomotives	16	409	337
Total Property Additions	2,040	2,398	2,562
Cash paid for new assets using seller financing (a)	$—	$307	$—
Total Capital Expenditures	$2,040	2,705	2,562

(a)	In 2016, CSX made payments related to locomotive purchases made in 2015 using seller financing of $307 million.

CSX 2017 Form 10-K p. 42

CSX CORPORATION
PART II

Planned capital investments for 2018 are expected to be $1.6 billion, including about $200 million for PTC. Of the 2018 investment, the majority will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting productivity initiatives, service enhancements and profitable growth. CSX intends to fund capital investments through cash generated from operations.

The Company expects to continue incurring significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through 2017 was $2.0 billion.

In addition to capital investments, the Company uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders. In April 2017, the Company announced an 11 percent increase in the quarterly cash dividend to $0.20 per common share. In 2017, net cash used in financing activities was $2.2 billion, which represents an increase in spending of $911 million from the prior year primarily driven by higher share repurchases and lower net debt issued, partially offset by the repayment of seller-financed assets in the prior year. In 2016, net cash used in financing activities was $1.3 billion, which represents an increase in spending of $749 million from 2015 primarily driven by the repayment of seller-financed assets, higher share repurchases, and lower net debt issued.

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

Liquidity and Working Capital
Currently, CSX is well positioned from a liquidity standpoint. The Company ended the year with $419 million of cash, cash equivalents and short-term investments. CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. Additionally in 2017, CSX issued a total of $850 million of new long-term debt. CSX uses current cash balances for general corporate purposes, which may include repayment of additional indebtedness outstanding from time to time, repurchases of CSX's common stock, capital investments, working capital requirements and improvements in productivity and other cost reduction initiatives. See Note 9, Debt and Credit Agreements.

With the enactment of the Tax Cuts and Jobs Act (the "Act") on December 22, 2017, the federal corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. Beginning in 2018, CSX expects its effective federal and state income tax rate to be approximately 25%.

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

CSX 2017 Form 10-K p. 43

CSX CORPORATION
PART II

Working capital can also be considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital surplus of $21 million at December 2017 and $447 million at December 2016. This decrease since year end is primarily due to shares repurchases of $2.0 billion, cash paid for property additions of $2.0 billion and dividends paid of $708 million. These working capital decreases were partially offset by cash provided by operating activities of $3.5 billion and new debt issued of $850 million.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. Although the Company currently has a surplus, a working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due. Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity. CSX is currently reviewing its cash deployment strategy with respect to capital structure and shareholder distributions.

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

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2017. As of December 2017 and December 2016, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. The Company is committed to maintaining an investment grade credit rating. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

CSX 2017 Form 10-K p. 44

CSX CORPORATION
PART II

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2018	2019	2020	2021	2022	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$19	$18	$745	$371	$162	$10,494	$11,809
Interest on Debt	550	549	537	498	484	7,953	10,571
Purchase Obligations (See Note 7)	290	229	253	258	258	2,929	4,217
Other Post-Employment Benefits (See Note 8) (a)	53	43	41	39	36	145	357
Operating Leases - Net (See Note 7) (b)	38	34	20	15	11	74	192
Agreements with Conrail (See Note 12) (b)	27	27	27	27	27	48	183
Total Contractual Obligations	$977	$900	$1,623	$1,208	$978	$21,643	$27,329

Other Commitments (c)	$100	$2	$2	$2	$2	$—	$108

(a)
Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.

(b)
Agreements with Conrail represent minimum future lease payments of $183 million under the shared asset area agreements (see Note 12, Related Party Transactions). These amounts plus total operating leases-net of $192 million above equals total net lease commitments of $375 million disclosed in Note 7, Commitments and Contingencies.

(c)
Other commitments of $108 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships.  Surety bonds of $43 million and letters of credit of $30 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $24 million, which include interest and penalties, are all included in year 2018 as the year of settlement cannot be reasonably estimated. Contractual commitments related to public-private partnerships are $11 million.

OFF-BALANCE SHEET ARRANGEMENTS

For detailed information about the Company’s guarantees, operating leases and purchase obligations, see Note 7, Commitments and Contingencies. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s financial condition, results of operations or liquidity.

LABOR AGREEMENTS

Approximately 20,000 of the Company's employees are members of a labor union. The U.S. Class I railroads have been in collective bargaining with rail labor unions since January 2015. On October 5, 2017, six rail unions making up the Coordinated Bargaining Group ("CBG") reached a National Agreement with the railroads, effective January 1, 2015 through December 31, 2019. On January 23, 2018, the Transportation Communications International Union (TCU) and Brotherhood Railway Carmen (BRC) ratified new contract terms with the nation’s major freight railroads. Collectively, to date, approximately 70% of our employees have now ratified the national settlement terms. The Class I railroads will continue to bargain with the remaining 30 percent and expect to reach a settlement with some or all of the remaining unions in 2018.

Separately, in December 2014, CSXT reached a local agreement covering wages and work rules through 2019 with the Brotherhood of Locomotive Engineers and Trainmen, which represents approximately 20 percent of the union workforce of CSXT.

CSX 2017 Form 10-K p. 45

CSX CORPORATION
PART II

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and certain revenues and expenses during the reporting period. Actual results may differ from those estimates. These estimates and assumptions are discussed with the Audit Committee of the Board of Directors on a regular basis.  Significant estimates using management judgment are made for the following areas:

•	personal injury, environmental and legal reserves;

•	pension and post-retirement medical plan accounting;

•	depreciation policies for assets under the group-life method; and

•	income taxes.

Personal Injury, Environmental and Legal Reserves

Personal Injury
Personal Injury reserves of $168 million and $170 million for 2017 and 2016, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. As a direct result of improvements in safety in recent years, the Company has experienced a downward trend in the severity of injuries which has resulted in a decrease in the estimate of costs per incident. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves in the consolidated financial statements.

Environmental
Environmental reserves were $90 million and $95 million in 2017 and 2016, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 214 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:

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

Conditions that are currently unknown could, at any given location, result in additional exposure, the amount and materiality of which cannot presently be reasonably estimated. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves in the consolidated financial statements.

CSX 2017 Form 10-K p. 46

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Legal
The Company is involved in litigation incidental to its business and is a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits. The Company evaluates all exposures relating to legal liabilities at least quarterly and adjusts reserves when appropriate. The amount of a particular reserve may be influenced by factors that include official rulings, newly discovered or developed evidence, or changes in laws, regulations and evidentiary standards. An unexpected adverse resolution of one or more of these items could have a material adverse effect on the Company's financial condition, results of operations or liquidity in that particular period. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves in the consolidated financial statements. Additionally, see Item 3. Legal Proceedings for further discussion of these items.

Pension and Post-retirement Medical Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2017, the projected benefit obligation for the Company’s pension plans was $3.0 billion.

In addition to these plans, the Company sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to full-time, salaried, management employees, hired prior to 2003, upon their retirement if certain eligibility requirements are met. Eligible retirees who are age 65 years or older (Medicare-eligible) are covered by a health reimbursement arrangement, which is an employer-funded account that can be used for reimbursement of eligible medical expenses. Eligible retirees younger than 65 years (non-Medicare eligible) are covered by a self-insured program partially funded by participating retirees. The life insurance plan is non-contributory. As of December 2017, the projected benefit obligation for the Company’s other post-retirement benefit plans was $250 million.

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

CSX 2017 Form 10-K p. 47

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Discount Rates
Discount rates affect the amount of liability recorded and the service and interest cost components of pension and post-retirement expense.  Discount rates reflect the rates at which pension and other post-retirement benefits could be effectively settled, or in other words, how much it would cost the Company to buy enough high quality bonds to generate cash flow equal to the Company's expected future benefit payments. The Company determines the discount rate based on the market yield as of year-end for high quality corporate bonds whose maturities match the plans' expected benefit payments.

Beginning in 2017, the Company measures the service and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year instead of a single weighted-average discount rate approach, which was used in prior years. The Company made this change to improve the correlation between projected pension and post-retirement benefit liability cash flows and the corresponding spot discount rates and to provide a more precise measurement of service and interest costs. Under the spot rate approach, individual spot discount rates along the same high quality corporate bonds yield curve used to measure the pension and post-retirement benefit liabilities are applied to the relevant projected cash flows at the relevant maturity. The calculated pension and post-retirement benefits liabilities are consistent under both the traditional and spot rate approaches. The Company accounted for this change on a prospective basis as a change in accounting estimate.

The weighted average discount rates used by the Company to value its 2017 pension and post-retirement obligations are 3.56 percent and 3.34 percent, respectively. For 2016, the weighted average discount rates used by the Company to value its pension and post-retirement obligations were 4.08 percent and 3.71 percent, respectively. Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan. As of December 2017, the estimated duration of pensions and post-retirement benefits is approximately 12 years and seven years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rates will change.

Long-term Rate of Return on Plan Assets
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long-term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75 percent in both 2017 and 2016.

CSX 2017 Form 10-K p. 48

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Salary Scale Inflation Rates
Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates. The Company used a salary scale rate of 4.60 percent in both 2017 and 2016 to value its pension obligations.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

2018 Estimated Pension and Post-retirement Expense
Net pension expense and post-retirement benefits expense for 2018 are expected to be a $7 million benefit and an $8 million expense, respectively. Net pension costs for 2018 are expected to be a $7 million benefit and include service cost expense of $35 million. Post-retirement benefits costs for 2018 are expected to be an $8 million expense and include service cost expense of $2 million. Service cost expense will be included in labor and fringe on the consolidated income statement. Net periodic pension expense and post-retirement benefits expense in 2017 was a $2 million benefit and a $9 million expense, respectively. The decrease in expense is primarily due to favorable pension asset experience, slightly offset by the decrease in discount rates.

The following sensitivity analysis illustrates the effects of a one percent change in certain assumptions like discount rates, long-term rate of return and salaries on the 2018 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension Expense	Post-Retirement Expense
Discount Rate	$12	$1
Long-term Rate of Return	$26	N/A
Salary Inflation	$7	N/A

Depreciation Policies for Assets Utilizing the Group-Life Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 86% of total fixed assets of $44 billion on a gross basis at December 2017. The remaining depreciable assets of the Company, including non-railroad assets and assets under capital leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

CSX 2017 Form 10-K p. 49

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s assumptions regarding the service lives of its properties. There are several factors taken into account during the depreciation study and they include:

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

Recent experience with depreciation studies has resulted in depreciation rate changes that did not materially affect the Company’s annual depreciation expense of $1.3 billion, $1.3 billion and $1.2 billion for 2017, 2016 and 2015 respectively.  A one percent change in the average life of all group-life assets would result in an approximate $12 million change to the Company’s annual depreciation expense. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties in the consolidated financial statements.

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

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2015. During 2017, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax years 2016 and 2017. Management believes an adequate provision has been made for any adjustments that might be assessed. While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year. As of December 2017, the Company’s uncertain tax positions were $24 million.

New Accounting Pronouncements and Changes in Accounting Policy
See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “New Accounting Pronouncements and Changes in Accounting Policy.”

CSX 2017 Form 10-K p. 50

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

•
management's plans, strategies and objectives for future operations, capital expenditures, workforce levels, dividends, share repurchases, safety and service performance, proposed new services and other matters that are not historical facts, and management's expectations as to future performance and operations and the time by which objectives will be achieved; and

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

CSX 2017 Form 10-K p. 51

CSX CORPORATION
PART II

The following important factors, in addition to those discussed in Part II, Item 1A. Risk Factors and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

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

•	competition from other modes of freight transportation, such as trucking, and competition and consolidation or financial distress within the transportation industry generally;

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

•	unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management's decisions regarding share repurchases;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•	the impact of natural gas prices on coal-fired electricity generation;

•	the impact of global supply and price of seaborne coal on CSX's export coal market;

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

•
the inherent business risks associated with safety and security, including the transportation of hazardous materials or a cybersecurity attack which would threaten the availability and vulnerability of information technology;

•	adverse economic or operational effects from actual or threatened war or terrorist activities and any governmental response;

CSX 2017 Form 10-K p. 52

CSX CORPORATION
PART II

•	loss of key personnel or the inability to hire and retain qualified employees;

•	labor and benefit costs and labor difficulties, including stoppages affecting either the Company's operations or customers' ability to deliver goods to the Company for shipment;

•	the Company's success in implementing its strategic, financial and operational initiatives;

•	the impact of conditions in the real estate market on the Company's ability to sell assets;

•	changes in operating conditions and costs or commodity concentrations; and

•	the inherent uncertainty associated with projecting economic and business conditions.
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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes. Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates. As of December 2017, CSX does not have a material amount of floating rate debt obligations outstanding, and therefore fluctuations in the interest rate would not have a material impact on the Company's financial condition, results of operations or liquidity.

CSX 2017 Form 10-K p. 53

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	55

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	56
December 31, 2017
December 30, 2016
December 25, 2015

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	57
December 31, 2017
December 30, 2016
December 25, 2015

Consolidated Balance Sheets as of:	58
December 31, 2017
December 30, 2016

Consolidated Cash Flow Statements for Fiscal Years Ended:	59
December 31, 2017
December 30, 2016
December 25, 2015

Consolidated Statements of Changes in Shareholders' Equity:	60
December 31, 2017
December 30, 2016
December 25, 2015

Notes to Consolidated Financial Statements	61

CSX 2017 Form 10-K p. 54

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of CSX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2017 and December 30, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and December 30, 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants

We have served as the Company’s auditor since 1981.

Jacksonville, Florida
February 7, 2018

CSX 2017 Form 10-K p. 55

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2017	2016	2015
Revenue	$11,408	$11,069	$11,811
Expense
Labor and Fringe	2,914	3,159	3,290
Materials, Supplies and Other	2,113	2,092	2,356
Depreciation	1,315	1,301	1,208
Fuel	864	713	957
Equipment and Other Rents	429	465	456
Restructuring Charges (Note 1)	325	—	—
Equity Earnings of Affiliates	(219)	(50)	(40)
Total Expense	7,741	7,680	8,227

Operating Income	3,667	3,389	3,584

Interest Expense	(546)	(579)	(544)
Debt Repurchase Expense	—	(115)	—
Other Income (Expense) - Net (Note 10)	21	46	98
Earnings Before Income Taxes	3,142	2,741	3,138

Income Tax Benefit (Expense) (Note 11)	2,329	(1,027)	(1,170)
Net Earnings	$5,471	$1,714	$1,968

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$6.01	$1.81	$2.00
Assuming Dilution	$5.99	$1.81	$2.00

Average Common Shares Outstanding (Millions)
Basic	911	947	983
Assuming Dilution	914	948	984

Cash Dividends Paid Per Common Share	$0.78	$0.72	$0.70

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2017 Form 10-K p. 56

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2017	2016	2015
Net Earnings	$5,471	$1,714	$1,968
Other Comprehensive Income (Loss) - Net of Tax:
Pension and Other Post-Employment Benefits	140	21	10
Other	14	4	(9)
Total Other Comprehensive Income (Loss)	154	25	1
Comprehensive Earnings (Note 14)	$5,625	$1,739	$1,969

See accompanying Notes to Consolidated Financial Statements.

CSX 2017 Form 10-K p. 57

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2017	2016
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$401	$603
Short-term Investments	18	417
Accounts Receivable - Net (Note 1)	970	938
Materials and Supplies	372	407
Other Current Assets	154	122
Total Current Assets	1,915	2,487

Properties	44,324	43,227
Accumulated Depreciation	(12,560)	(12,077)
Properties - Net (Note 6)	31,764	31,150

Investment in Conrail (Note 12)	907	840
Affiliates and Other Companies	779	619
Other Long-term Assets	374	318
Total Assets	$35,739	$35,414
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$847	$806
Labor and Fringe Benefits Payable	602	545
Casualty, Environmental and Other Reserves (Note 5)	108	115
Current Maturities of Long-term Debt (Note 9)	19	331
Income and Other Taxes Payable	157	129
Other Current Liabilities	161	114
Total Current Liabilities	1,894	2,040

Casualty, Environmental and Other Reserves (Note 5)	266	259
Long-term Debt (Note 9)	11,790	10,962
Deferred Income Taxes - Net (Note 11)	6,418	9,596
Other Long-term Liabilities	650	863
Total Liabilities	21,018	23,720

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	890	928
Other Capital	217	138
Retained Earnings (Note 1)	14,084	11,253
Accumulated Other Comprehensive Loss (Note 14)	(486)	(640)
Noncontrolling Minority Interest	16	15
Total Shareholders' Equity	14,721	11,694
Total Liabilities and Shareholders' Equity	$35,739	$35,414

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2017 Form 10-K p. 58

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2017	2016	2015
OPERATING ACTIVITIES
Net Earnings	$5,471	$1,714	$1,968
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,315	1,301	1,208
Restructuring Charge (Note 1)	325	—	—
Cash Payments for Restructuring Charge	(187)	—	—
Deferred Income Taxes	(3,233)	405	456
Earnings of equity-method investments	(219)	(50)	(40)
Contributions to Qualified Pension Plans (Note 8)	—	(250)	—
Gain on Property Dispositions	(18)	(128)	(90)
Other Operating Activities	(17)	(20)	62
Changes in Operating Assets and Liabilities:
Accounts Receivable	(70)	84	149
Other Current Assets	1	(113)	(84)
Accounts Payable	41	40	(79)
Income and Other Taxes Payable	20	23	(62)
Other Current Liabilities	43	35	(118)
Net Cash Provided by Operating Activities	3,472	3,041	3,370
INVESTING ACTIVITIES
Property Additions	(2,040)	(2,398)	(2,562)
Purchase of Short-term Investments	(782)	(929)	(1,739)
Proceeds from Sales of Short-term Investments	1,193	1,325	1,225
Proceeds from Property Dispositions	97	195	147
Other Investing Activities	37	9	37
Net Cash Used in Investing Activities	(1,495)	(1,798)	(2,892)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	850	2,200	1,200
Long-term Debt Repaid (Note 9)	(333)	(1,419)	(229)
Dividends Paid	(708)	(680)	(686)
Shares Repurchased	(1,970)	(1,056)	(804)
Other Financing Activities	(18)	(313)	—
Net Cash Used in Financing Activities	(2,179)	(1,268)	(519)
Net Decrease in Cash and Cash Equivalents	(202)	(25)	(41)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	603	628	669
Cash and Cash Equivalents at End of Period	$401	$603	$628

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$555	$606	$566
Income Taxes Paid	$911	$580	$768
Seller Financed Assets	$—	$—	$307
Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2017 Form 10-K p. 59

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Interest	Total Shareholders' Equity
December 26, 2014	991,591	$1,084	$10,734	$(666)	$24	$11,176
Comprehensive Earnings:
Net Earnings	—	—	1,968	—	—	1,968
Other Comprehensive Income (Note 14)	—	—	—	1	—	1
Total Comprehensive Earnings						1,969
Common stock dividends, $0.70 per share	—	—	(686)	—	—	(686)
Share Repurchases	(26,359)	(26)	(778)	—	—	(804)
Bond Conversions	13	—	—	—	—	—
Other	269	21	—	—	(8)	13
December 25, 2015	965,514	1,079	11,238	(665)	16	11,668
Comprehensive Earnings:
Net Earnings	—	—	1,714	—	—	1,714
Other Comprehensive Income (Note 14)	—	—	—	25	—	25
Total Comprehensive Earnings						1,739
Common stock dividends, $0.72 per share	—	—	(680)	—	—	(680)
Share Repurchases	(38,379)	(38)	(1,018)	—	—	(1,056)
Bond Conversions	94	1	—	—	—	1
Other	951	24	(1)	—	(1)	22
December 30, 2016	928,180	1,066	11,253	(640)	15	11,694
Comprehensive Earnings:
Net Earnings	—	—	5,471	—	—	5,471
Other Comprehensive Income (Note 14)	—	—	—	154	—	154
Total Comprehensive Earnings						5,625
Common stock dividends, $0.78 per share	—	—	(708)	—	—	(708)
Share Repurchases	(38,785)	(39)	(1,931)	—	—	(1,970)
Other	456	80	(1)	—	1	80
December 31, 2017	889,851	$1,107	$14,084	$(486)	$16	$14,721

(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $162 million, $335 million and $347 million for 2017, 2016 and 2015, respectively. For additional information see Note 14, Other Comprehensive Income.

See accompanying Notes to Consolidated Financial Statements.

CSX 2017 Form 10-K p. 60

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  Nature of Operations and Significant Accounting Policies

Business
CSX Corporation (“CSX”), together with its subsidiaries (the “Company”), based in Jacksonville, Florida, is one of the nation's leading transportation companies. The Company provides rail-based transportation services including traditional rail service, the transport of intermodal containers and trailers, as well as other transportation services such as rail-to-truck transfers and bulk commodity operations.

The Company’s number of employees was approximately 24,000 as of December 2017, which includes approximately 20,000 union employees.  Most of the Company’s employees provide or support transportation services.

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 21,000 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections to approximately 230 short-line and regional railroads.

CSXT is now responsible for the Company's real estate sales, leasing, acquisition and management and development activities after a merger with CSX Real Property, Inc., a former wholly-owned CSX subsidiary, on July 1, 2017. In addition, as substantially all real estate sales, leasing, acquisition and management and development activities are focused on supporting railroad operations, all results of these activities are included in operating income beginning in 2017. Previously, the results of these activities were classified as operating or non-operating based on the nature of the activity and were not material for any periods presented.

CSX 2017 Form 10-K p. 61

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2017, the Company's services generated $11.4 billion of revenue and served three primary lines of business: merchandise, coal and intermodal.

•
The merchandise business shipped 2.7 million carloads and generated 62 percent of revenue and 42 percent of volume in 2017. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, automotive, agricultural and food products, minerals, fertilizers, forest products, and metals and equipment.

•
The coal business shipped about 855 thousand carloads and accounted for 18 percent of revenue and 13 percent of volume in 2017. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business accounted for 16 percent of revenue and 44 percent of volume in 2017. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking. Through a network of more than 40 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 4 percent of the Company’s total revenue in 2017. This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2017 and December 30, 2016, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2017, 2016 and 2015. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

CSX 2017 Form 10-K p. 62

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday. The 52/53 week calendar allowed for every quarter and year to be of equal duration, 13 weeks and 52 weeks, respectively. To maintain this calendar, every fifth or sixth year, an extra week was added to the fourth quarter and year, making the reporting periods 14 weeks and 53 weeks, respectively. In 2016, the fourth quarter and fiscal year included this extra week.

On July 7, 2017, the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar:

•	Fiscal year 2017 (December 31, 2016 through December 31, 2017) contained 366 days, and fiscal year 2016 (December 26, 2015 through December 30, 2016) contained 371 days

•	Fiscal first quarter 2017 (December 31, 2016 through March 31, 2017) contained 91 days, and fiscal first quarter 2016 (December 26, 2015 through March 25, 2016) contained 91 days

•	Fiscal second quarter 2017 (April 1, 2017 through June 30, 2017) contained 91 days, and fiscal second quarter 2016 (September 24, 2016 through December 30, 2016) contained 91 days

•	Fiscal third quarter 2017 (July 1, 2017 through September 30, 2017) contained 92 days, and fiscal third quarter 2016 (June 25, 2016 through September 23, 2016) contained 91 days

•	Fiscal fourth quarter 2017 (October 1, 2017 through December 31, 2017) contained 92 days, and fiscal fourth quarter 2016 (September 24, 2016 through December 30, 2016) contained 98 days

This change did not materially impact comparability of the Company’s financial results for fiscal year 2016 and fiscal year 2017. Accordingly, the change to a calendar fiscal year was made on a prospective basis and operating results for prior periods have not been adjusted. The Company is not required to file a transition report because this change is not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934 as the new fiscal year commenced with the end of the prior fiscal year end and within seven days of the prior fiscal year end. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2017 and December 30, 2016.

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

CSX 2017 Form 10-K p. 63

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Investments
Investments in instruments with original maturities greater than three months that will mature in less than one year are classified as short-term investments. Investments with original maturities of one year or greater are initially classified within other long-term assets, and the classification is re-evaluated at each balance sheet date.

Allowance for Doubtful Accounts
The Company maintains an allowance for doubtful accounts on uncollectible amounts related to freight receivables, government reimbursement receivables, claims for damages and other various receivables. The allowance is based upon the creditworthiness of customers, historical experience, the age of the receivable and current market and economic conditions. Uncollectible amounts are charged against the allowance account. Allowance for doubtful accounts of $26 million and $33 million is included in the consolidated balance sheets as of December 2017 and December 2016, respectively.

Materials and Supplies
Materials and supplies in the consolidated balance sheets are carried at average costs and consist primarily of fuel and parts used in the repair and maintenance of CSXT’s freight car and locomotive fleets, equipment and track structure.

Goodwill
Goodwill represents purchase price in excess of fair value and is related to affiliates of CSXT, primarily P&L Transportation, Inc. Goodwill of $63 million is recorded in other long-term assets in the consolidated balance sheets as of December 2017 and December 2016, respectively.

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

CSX 2017 Form 10-K p. 64

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

In March 2017, the FASB issued ASU Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in the operating expense section of the income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets and amortization of net loss) will be presented in other income - net. This standard update is effective beginning with the first quarter 2018 and must be applied retrospectively. The Company does not believe this standard update will have a material effect on its financial condition, results of operations or liquidity. The Company currently records service costs and net benefit costs within labor and fringe expense. In 2017, pension and other post-retirement benefit charges and pension settlement charges totaling $85 million were included in the restructuring charge. Beginning in first quarter 2018, only the service cost will be recorded within labor and fringe expense, and the other components of net benefit costs will be recorded in other income. The retrospective impact of adoption will be an increase in operating income for the prior years presented as the other components were a net expense. The impact of adoption is projected to be a decrease in operating income for 2018. The retrospective impact of adoption is shown in the following table.

	Fiscal Years
	2017	2016	2015

Increase in Operating Income	$53	$24	$44
Decrease in Other Income	(53)	(24)	(44)

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

CSX 2017 Form 10-K p. 65

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

In May 2014, the FASB issued ASU Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. Companies will need to use more judgment and estimates than under the guidance currently in effect, including estimating the amount of variable revenue to recognize over each identified performance obligation. Additional disclosures will be required to help users of financial statements understand the nature, amount and timing of revenue and cash flows arising from contracts. CSX will adopt this standard update in first quarter 2018 using a modified retrospective method of adoption.

The FASB has also issued several amendments to the revenue standard, including clarification on accounting for principal versus agent considerations (i.e., reporting gross versus net), licenses of intellectual property and identifying performance obligations. These amendments do not change the core principle of the standard, but provide clarity and implementation guidance.

The Company is currently finalizing its review of the impact of adopting this new guidance and has developed a comprehensive implementation plan. In-depth reviews of commercial contracts have been completed and changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. Adoption of this standard update will not materially impact the Company's financial condition, results of operations or liquidity. Freight revenue will continue to be recognized ratably over transit time. Additionally, the disaggregated revenue information required to be disclosed under this standard update is similar to the information currently included in the Results of Operations section of Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

CSX 2017 Form 10-K p. 66

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that management make estimates in reporting the amounts of certain assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of certain revenues and expenses during the reporting period. Actual results may differ from those estimates. Critical accounting estimates using management judgment are made for the following areas:

•	personal injury, environmental and legal reserves (see Note 5, Casualty, Environmental and Other Reserves);

•	pension and post-retirement medical plan accounting (see Note 8, Employee Benefit Plans);

•	depreciation policies for assets under the group-life method (see Note 6, Properties); and

•	income taxes (see Note 11, Income Taxes).

Other Items
Management Workforce Reduction
Through an involuntary separation program with enhanced benefits to further its strategic objectives, CSX reduced its management workforce by approximately 950 employees during 2017. The Company has been focused on driving efficiencies through process improvement and responding to business mix shifts. These management reductions were designed to further streamline general and administrative and operating support functions to speed decision making and further control costs. In April 2017, the involuntary separation program was essentially completed. This program extends separation benefits for certain members of management that could result in additional charges through first quarter 2018. Accordingly, additional charges were incurred under the program throughout the year, including charges related to the separation of senior executives during fourth quarter 2017. The majority of separation benefits are being paid from general corporate funds while certain benefits are being paid through CSX’s qualified pension plans.

Executive Retirements
In first quarter 2017, the Company's former Chief Executive Officer, Michael J. Ward, and President, Clarence W. Gooden, announced their retirements, and the terms of their unvested equity awards were modified to permit prorated vesting through May 31, 2018. The lump-sum payments of their non-qualified pension benefits also resulted in a settlement charge in fourth quarter 2017.

Reimbursement Arrangements
In June 2017, the Company and the Company's former President and Chief Executive Officer, E. Hunter Harrison, executed a letter agreement providing for certain reimbursement arrangements. Pursuant to the letter agreement, the Company made a reimbursement payment to MR Argent Advisor LLC ("Mantle Ridge") of $55 million for funds previously paid to Mr. Harrison by Mantle Ridge. Further, the Company assumed Mantle Ridge’s obligation to pay Mr. Harrison, prior to March 15, 2018, a lump sum cash amount of $29 million in respect of other forfeited compensation from his previous employer, Canadian Pacific Railway Limited. This $29 million payment was made to his estate following his death in December 2017. The Company also assumed Mantle Ridge’s tax indemnification obligations to Mr. Harrison, which was intended to allow Mr. Harrison to remain in the same after-tax position as if he had not: (i) forfeited such compensation and benefits earned from CP; and (ii) received $55 million from Mantle Ridge.

CSX 2017 Form 10-K p. 67

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

Restructuring Charge
The total restructuring charge includes costs related to the management workforce reduction, executive retirements, reimbursement arrangements, the proration of equity awards and other advisory costs related to the leadership transition. Future charges related to this restructuring are not expected to be material. Expenses related to the management workforce reduction and other costs are shown in the following table.

	2017
(Dollars in millions)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year-to-Date
Severance	$81	$10	$—	$7	$98
Pension and Other Post-Retirement Benefit Charges	63	7	—	3	73
Share-Based Compensation Remeasurement	5	3	—	7	15
Relocation	6	2	—	—	8
Subtotal Management Workforce Reduction	$155	$22	$—	$17	$194
Reimbursement Arrangements	—	84	—	—	84
Non-Cash Executive Equity Awards Proration	8	16	—	—	24
Non-Cash Pension Settlement Charge	—	—	—	12	12
Other Charges Including Fees Related to Shareholder Matters	10	—	1	—	11
Total Restructuring Charge	$173	$122	$1	$29	$325

CSX 2017 Form 10-K p. 68

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Charges and payments related to the management workforce reduction and other costs are shown in the following table.

(Dollars in millions)	2017 Charges	2017 Payments	Non-cash Items	Liability 12/31/2017
Severance	$98	$(86)	$—	$12
Pension, Other Post-Retirement Benefit Charges (a)	73	—	(73)	—
Share-Based Compensation Remeasurement	15	—	(15)	—
Relocation	8	(6)	—	2
Subtotal Management Workforce Reduction	$194	$(92)	$(88)	$14
Reimbursement Arrangements	84	(84)	—	—
Non-Cash Executive Equity Awards Proration	24	—	(24)	—
Non-Cash Pension Settlement Charge	12	—	(12)	—
Other Charges Including Fees Related to Shareholder Matters	11	(11)	—	—
Total Restructuring Charge	$325	$(187)	$(124)	$14
(a) The majority of non-cash items are related to certain benefits paid through CSX's qualified pension plans.

Separation Benefits
Union agreements and facility closures in 2015, and management streamlining under workforce reduction plans announced in 2014 resulted in payment of separation benefits to employees of $51 million in 2015. These amounts are recognized in labor and fringe and materials, supplies and other on the consolidated statements of income. Separation benefits incurred in 2016 related to workforce reduction plans were not material.

CSX 2017 Form 10-K p. 69

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2017	2016	2015
Numerator (Dollars in Millions):
Net Earnings	$5,471	$1,714	$1,968
Dividend Equivalents on Restricted Stock	(1)	(1)	(1)
Net Earnings, Attributable to Common Shareholders	$5,470	$1,713	$1,967

Denominator (Units in Millions):
Average Common Shares Outstanding	911	947	983
Other Potentially Dilutive Common Shares	3	1	1
Average Common Shares Outstanding, Assuming Dilution	914	948	984

Net Earnings Per Share, Basic	$6.01	$1.81	$2.00
Net Earnings Per Share, Assuming Dilution	$5.99	$1.81	$2.00

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

When calculating diluted earnings per share, CSX is required to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 7.6 million, 2.8 million and 2.5 million of total average outstanding stock options for 2017, 2016 and 2015, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

CSX 2017 Form 10-K p. 70

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share, continued

Share Repurchases
Share repurchases under the $2 billion program announced in April 2015 were completed in April 2017. The Company subsequently announced a $1 billion share repurchase program in April 2017, with additional authority of $500 million added in July 2017. Repurchases under that program were completed on October 2, 2017, and the Company announced a new $1.5 billion share repurchase program on October 25, 2017.

During 2017, 2016, and 2015, CSX repurchased the following shares:

	Fiscal Years
	2017	2016	2015
Shares Repurchased (Units in Millions)	39	38	26
Cost of Shares (Dollars in Millions)	$1,970	$1,056	$804

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

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2017
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	890

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held. Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

CSX 2017 Form 10-K p. 71

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

	Fiscal Years
(Dollars in Millions)	2017	2016	2015
Share-Based Compensation Expense
Performance Units	$49	$17	$(1)
Restricted Stock Units and Awards	15	11	11
Stock Options	22	7	—
Stock Awards for Directors	3	2	2
Total Share-based Compensation Expense	$89	$37	$12
Income Tax Benefit	$34	$14	$4

Long-term Incentive Plans
The CSX Long-term Incentive Plans (“LTIP”) were adopted under the 2010 CSX Stock and Incentive Award Plan. The objective of these plans is to motivate and reward certain employees for achieving and exceeding certain financial goals. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle. In 2015, 2016 and 2017, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2015-2017 (“2015-2017 LTIP”), 2016-2018 (“2016-2018 LTIP”) and 2017-2019 (“2017-2019 LTIP”) plans (collectively, the “plans”).

The key financial targets for the plans will be based on the achievement of goals related to both operating ratio and return on assets (tax-adjusted operating income divided by net property) excluding certain items as disclosed in the Company's financial statements. The three-year cumulative operating ratio and average return on assets over the performance period will each comprise 50% of the payout and are measured independently of the other. The plans state that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable groups.

CSX 2017 Form 10-K p. 72

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Performance unit grant and vesting information is summarized as follows:

	Fiscal Years
	2017	2016	2015
Weighted-average grant date fair value	$49.50	$24.17	$35.45
Fair value of units vested in fiscal year ending (in millions)	$26	$31	$34

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 30, 2016	1,581	$30.00
Granted	644	49.50
Forfeited	(530)	38.47
Vested	(719)	35.94
Unvested at December 31, 2017	976	$33.90

As of December 2017, there was $24 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.
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

Restricted stock grant and vesting information is summarized as follows:

	Fiscal Years
	2017	2016	2015
Weighted-average grant date fair value	$48.35	$24.21	$35.94
Fair value of units and awards vested during fiscal year ended (in millions)	$8	$14	$9

CSX 2017 Form 10-K p. 73

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The restricted stock activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 30, 2016	1,076	$28.19
Granted	328	48.35
Forfeited	(297)	36.48
Vested	(300)	28.09
Unvested at December 31, 2017	807	$33.37

As of December 2017, unrecognized compensation expense for these restricted stock units and awards was approximately $7 million, which will be expensed over a weighted-average remaining period of one year.

Stock Options
Stock options were granted in 2016 and 2017 along with the corresponding LTIP plans, and to certain members of management in 2015. Under this program, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). The options become exercisable after a three-year vesting period and expire 10 years from the grant date if they are not exercised.

The fair value of stock options granted was estimated as of the dates of grant using the Black-Scholes-Merton option model which uses the following assumptions: dividend yield, risk-free interest rate, annualized volatility and expected life. The annual dividend yield is based on the most recent quarterly CSX dividend payment annualized. The risk-free interest rate is based on U.S. Treasury yield curve in effect at the time of grant. The annualized volatility is based on historical volatility of daily CSX stock price returns over a 6.5 year look-back period ending on the grant date. The expected life is calculated using the safe harbor approach due to lack of historical data on CSX options, which is the midpoint between the vesting schedule (three year cliff) and contractual term (10 years).

On March 6, 2017, the Company granted 9 million stock options to former CEO E. Hunter Harrison at a fair value of $12.88 per option. These options were granted with a ten-year term and an exercise price equal to the closing market price of the underlying stock on the date of grant. Half of the options, or 4.5 million, were to vest on Mr. Harrison's service anniversary in equal annual installments over four years. The other half were to vest based on achievement of performance targets related to both operating ratio and earnings before interest, taxes, depreciation and amortization adjusted for certain items. Upon his death on December 16, 2017, all of Mr. Harrison's 9 million options were forfeited.

CSX 2017 Form 10-K p. 74

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Fiscal Years
	2017	2016	2015
Weighted-average grant date fair value	$12.84	$4.68	$5.31

Stock options valuation assumptions:
Annual dividend yield	1.5%	3%	3%
Risk-free interest rate	2.2%	1%	2%
Annualized volatility	27.1%	27%	28%
Expected life (in years)	6.3	6.5	6.5
Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$49.63	$24.13	$24.99

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price
Outstanding at December 30, 2016	4,582	$24.57
Granted	10,462	49.63
Forfeited	(10,860)	46.81
Exercised	22	25.18
Outstanding at December 31, 2017	4,163	$29.52
Exercisable at December 31, 2017	—	—

Unrecognized compensation expense related to stock options as of December 2017 was $10 million and is expected to be recognized over a weighted-average period of approximately one year.

Equity Award Modifications
The terms of performance units, restricted stock units and stock options granted as part of the Company’s long-term share-based compensation plans typically require participants to be employed through the final day of the respective performance or vesting periods as applicable, except in the case of death, disability or retirement. As part of an enhanced severance benefit under the management streamlining and realignment initiative discussed in Note 1, unvested performance units, restricted stock units and stock options for separated employees not eligible for retirement were permitted to vest on a pro-rata basis.

Additionally, the terms of unvested equity awards for the former Chief Executive Officer, Michael J. Ward, and President, Clarence W. Gooden, were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018. The terms were modified in exchange for each agreeing to serve in an advisory capacity upon request until May 31, 2017, and waiving various rights and claims, including the cancellation of their respective change of control agreements with the Company.

CSX 2017 Form 10-K p. 75

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The award modifications noted above impacted approximately 75 employees and resulted in an increase to share-based compensation expense for revaluation of the affected awards of $39 million for the year ended December 31, 2017.

Stock Awards for Directors

CSX’s non-management directors receive a base annual retainer of $100,000 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $150,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January. In March 2017, the non-management Chairman received approximately $250,000 in the form of CSX stock valued on the third day after E. Hunter Harrison was named Chief Executive Officer and new Board members were announced.

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 26, 2014	$265	$94	$59	$418
Charged to Expense	60	45	37	142
Payments	(56)	(57)	(47)	(160)
December 25, 2015	269	82	49	400
Charged to Expense	52	46	30	128
Change in Estimate(a)	(28)	—	—	(28)
Payments	(64)	(33)	(29)	(126)
December 30, 2016	229	95	50	374
Charged to Expense	43	26	45	114
Payments	(44)	(31)	(39)	(114)
December 31, 2017	$228	$90	$56	$374

(a)	Changes in estimates are the result of continued safety improvements and a continuing decline in the severity of injuries.

CSX 2017 Form 10-K p. 76

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Personal injury and environmental reserves are considered critical accounting estimates due to the need for significant management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2017			December 2016
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$43	$125	$168	$46	$124	$170
Occupational	6	54	60	7	52	59
Total Casualty	$49	$179	$228	$53	$176	$229
Environmental	31	59	90	42	53	95
Other	28	28	56	20	30	50
Total	$108	$266	$374	$115	$259	$374

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

Casualty
Casualty reserves of $228 million and $229 million for 2017 and 2016, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence.  Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

CSX 2017 Form 10-K p. 77

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

During 2017 and 2015, there were no significant changes in estimate recorded to adjust casualty reserves. As a direct result of improvements in safety in recent years, the Company has experienced a downward trend in the severity of injuries, which has resulted in a decrease in the estimate of costs per incident. During 2016, the Company reduced casualty reserves, primarily personal injury reserves, by $28 million, resulting in an after-tax effect on earnings from continuing operations and net earnings of $18 million and an after-tax effect on earnings per share of $0.02. The personal injury reserve reductions were included in materials, supplies and other on the consolidated income statements.

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

Environmental
Environmental reserves were $90 million and $95 million for 2017 and 2016, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 214 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

In any such proceedings, the Company is subject to environmental clean-up and enforcement actions under the Superfund Law, as well as similar state laws that may impose joint and several liability for clean-up and enforcement costs on current and former owners and operators of a site without regard to fault or the legality of the original conduct. These costs could be substantial.

CSX 2017 Form 10-K p. 78

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

Other
Other reserves of $56 million and $50 million for 2017 and 2016, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX 2017 Form 10-K p. 79

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2017	Cost	Depreciation	Value	Rate	( Avg. Years)	Method (a)
Road
Rail and Other Track Material	$7,694	$(1,606)	$6,088	2.5%	40	Group Life
Ties	5,665	(1,446)	4,219	3.7%	27	Group Life
Grading	2,662	(542)	2,120	1.4%	90	Group Life
Ballast	2,994	(921)	2,073	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,405	(356)	2,049	1.6%	70	Group Life
Signals and Interlockers	2,759	(588)	2,171	4.0%	25	Group Life/ Straight Line
Buildings	1,278	(464)	814	2.5%	40	Group Life
Other	4,634	(1,867)	2,767	4.2%	24	Group Life
Total Road	30,091	(7,790)	22,301
Equipment
Locomotive	6,083	(2,490)	3,593	3.5%	29	Group Life
Freight Cars	3,262	(998)	2,264	2.9%	35	Group Life
Work Equipment and Other	2,261	(1,282)	979	7.4%	14	Group Life/ Straight Line
Total Equipment	11,606	(4,770)	6,836
Land	1,849	—	1,849	N/A	N/A	N/A
Construction In Progress	778	—	778	N/A	N/A	N/A
Total Properties	$44,324	$(12,560)	$31,764

(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2017 Form 10-K p. 80

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2016	Cost	Depreciation	Value	Rate	(Avg. Years)	Method (a)
Road
Rail and Other Track Material	$7,326	$(1,493)	$5,833	2.5%	40	Group Life
Ties	5,368	(1,292)	4,076	3.7%	27	Group Life
Grading	2,600	(514)	2,086	1.4%	90	Group Life
Ballast	2,897	(860)	2,037	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,306	(317)	1,989	1.6%	70	Group Life
Signals and Interlockers	2,523	(496)	2,027	4.0%	25	Group Life/ Straight Line
Buildings	1,238	(447)	791	2.5%	40	Group Life
Other	4,566	(1,905)	2,661	4.2%	24	Group Life
Total Road	28,824	(7,324)	21,500
Equipment
Locomotive	6,110	(2,504)	3,606	3.5%	29	Group Life
Freight Cars	3,386	(1,046)	2,340	2.9%	35	Group Life
Work Equipment and Other	2,108	(1,190)	918	7.4%	14	Group Life/ Straight Line
Total Equipment	11,604	(4,740)	6,864
Land	1,833	—	1,833	N/A	N/A	N/A
Construction In Progress	913	—	913	N/A	N/A	N/A
Other	53	(13)	40	N/A	32	Straight Line
Total Properties	$43,227	$(12,077)	$31,150

(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2017 Form 10-K p. 81

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

CSX 2017 Form 10-K p. 82

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method.  Assets depreciated under the group-life method comprise 86% of total fixed assets of $44 billion on a gross basis as of December 2017. The remaining depreciable assets of the Company, including non-railroad assets and assets under capital leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

The group-life method aggregates assets with similar lives and characteristics into groups and depreciates each of these groups as a whole. When using the group-life method, an underlying assumption is that each group of assets, as a whole, is used and depreciated to the end of its group’s recoverable life. The Company currently utilizes different depreciable asset categories to account for depreciation expense for the railroad assets that are depreciated under the group-life method. By utilizing various depreciable categories, the Company can more accurately account for the use of its assets.  All assets of the Company are depreciated on a time or life basis.

The group-life method of depreciation closely approximates the straight-line method of depreciation.  Additionally, due to the nature of most of its assets (e.g. track is one contiguous, connected asset), the Company believes that this is the most effective way to properly depreciate its assets.

Estimated Useful Life
Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s assumptions regarding the service lives of its properties. A depreciation study is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices. The STB requires depreciation studies be performed every three years for equipment assets (e.g. locomotives and freight cars) and every six years for road and track assets (e.g. bridges, signals, rail, ties, and ballast). The Company believes the frequency currently required by the STB provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets. In 2016, the Company completed a depreciation study for its equipment assets. The Company plans to complete the next depreciation study for equipment assets in 2019 and road and track assets in 2020.

Group-Life Assets Sales and Retirements
Since the rail network is one contiguous, connected network it is impractical to maintain specific identification records for these assets. For track assets (e.g. rail, ties, and ballast), CSX utilizes a first-in, first-out approach to asset retirements. Equipment assets (e.g. locomotives and freight cars) are specifically identified at retirement. When an equipment asset is retired that has been depreciated using the group-life method, the cost is reduced from the cost base and recorded in accumulated depreciation.

CSX 2017 Form 10-K p. 83

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

For sales or retirements of assets depreciated under the group-life method that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is immediately recognized.  This practice is consistent with accounting treatment normally prescribed under the group-life method. As part of the depreciation study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining service life of the asset group until the next required depreciation study. Since the overall assumption with the group-life method is that the assets within the group on average have the same service life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through our depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2017, 2016, or 2015.

Land and Straight-line Assets Sales and Retirements
A gain or loss is recognized in operating income when we sell or retire land, land-related easements or assets depreciated under the straight-line method. In 2017 and 2016, the Company recognized gains on the sale of operating properties of $14 million and $110 million, respectively, which are recognized in materials, supplies and other on the consolidated statements of income. During 2015, the Company recognized a gain of $59 million related to the sale of non-operating easements, which is recognized in other income on the consolidated statements of income. (For additional information regarding cost reimbursements related to this sale, see Note 10, Other Income.)

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. In 2017, impairment expense of $25 million was recorded in materials, supplies and other expense primarily due to the discontinuation of certain in-progress projects. There were no material impairments recorded during 2016 or 2015.

CSX 2017 Form 10-K p. 84

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

	Fiscal Years
(Dollars in Millions)	2017	2016	2015
Rent Expense on Operating Leases (a)	$78	$77	$86

(a) Prior year data has been reclassified to conform to the current presentation.

At December 2017, minimum rentals on land, buildings, track and equipment under operating leases are disclosed in the table below. Also, payments to Conrail for leases on shared rail infrastructure are included in these amounts. (See Note 12, Related Party Transactions).

(Dollars in Millions)	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2018	$68	$(3)	$65
2019	64	(3)	61
2020	50	(3)	47
2021	45	(3)	42
2022	41	(3)	38
Thereafter	128	(6)	122
Total	$396	$(21)	$375

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

At the end of 2016, the future commitment totaled $4.9 billion and after modifications to the agreement and ordinary activity throughout the year, the total commitment at December 31, 2017 was significantly reduced to $3.7 billion. In August 2017, the Company exercised certain rights under the agreement, which resulted in a reduction of locomotive fleet covered and reduced the future commitment at the end of the third quarter 2017. However, another modification was made on December 22, 2017 that superseded the previous modification, increasing the total commitment to $3.7 billion at the end of the year. About 50 percent of the locomotive fleet is covered under this agreement.

CSX 2017 Form 10-K p. 85

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2017	2016	2015
Amounts Paid	$197	$230	$233
Number of Locomotives	2,062	2,243	2,310

As of December 2017, the Company has no outstanding locomotive purchase obligations. Annual payments related to the long-term locomotive maintenance program are estimated in the table below.

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers. Total annual payments under all of these purchase commitments are also estimated in the table below.

(Dollars in Millions)	Locomotive Maintenance Payments	Other Commitments	Total
2018	$171	$119	$290
2019	162	67	229
2020	218	35	253
2021	223	35	258
2022	225	33	258
Thereafter	2,716	213	2,929
Total	$3,715	$502	$4,217

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

CSX 2017 Form 10-K p. 86

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $117 million in aggregate at December 31, 2017. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. On October 10, 2017, the District Court issued an order denying class certification. The U.S. Court of Appeals for the D.C. Circuit is reviewing the District Court’s decision. The District Court has not yet issued a further schedule on proceedings on the merits.

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

CSX 2017 Form 10-K p. 87

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

In March 2016, EPA issued its Record of Decision detailing the agency’s mandated remedial process for the lower 8 miles of the Study Area, which was based on a Focused Feasibility Study. EPA has estimated that it will take the potentially responsible parties approximately ten years to complete the work. EPA is currently in discussions with various potentially responsible parties to seek their agreement to pay for or perform the work. At a later date, EPA will select a remedy for the remainder of the Study Area and is expected to again seek the participation of private parties to implement the selected remedy using EPA’s CERCLA authority to compel such participation, if necessary.

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

CSX 2017 Form 10-K p. 88

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

	Summary of Participants as of
	January 1, 2017
	Pension Plans	Post-retirement Medical Plan
Active Employees	3,744	458
Retirees and Beneficiaries	12,723	9,940
Other(a)	3,591	36
Total	20,058	10,434
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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis. No qualified pension plan contributions were made during 2015 and 2017. Although no contributions to the Company's qualified pension plans were required, CSX made voluntary contributions totaling $250 million during 2016. No contributions to the Company's qualified pension plans are expected in 2018.

CSX 2017 Form 10-K p. 89

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2018	$198	$38
2019	193	28
2020	189	26
2021	186	24
2022	183	22
2023-2026	888	76
Total	$1,837	$214

Plan Assets
The CSX Investment Committee (the “Investment Committee”), whose members are selected by the Chief Financial Officer, is responsible for oversight and investment of plan assets. The Investment Committee utilizes an investment asset allocation strategy that is monitored on an ongoing basis and updated periodically in consideration of plan or employee changes, or changing market conditions. Periodic studies provide an extensive modeling of asset investment return in conjunction with projected plan liabilities and seek to evaluate how to maximize return within the constraints of acceptable risk. The current asset allocation targets 70% equity investments and 30% fixed income investments and cash. Within equity, a further target is currently established for 42% of total plan assets in domestic equity and 28% in international equity.  Allocations are evaluated for levels within 3% of targeted allocations and are adjusted quarterly as necessary. The distribution of pension plan assets as of the measurement date is shown in the table below, and these assets are reported net of pension liabilities on the balance sheet.

	December 2017		December 2016
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$2,060	73%	$1,806	71%
Fixed Income	729	26	665	26
Cash and Cash Equivalents	44	1	68	3
Total	$2,833	100%	$2,539	100%

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

CSX 2017 Form 10-K p. 90

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Within the Company's equity funds, domestic stock is diversified among large and small capitalization stocks. International stock is diversified in a similar manner as well as in developed versus emerging markets stocks. Guidelines established with individual managers limit investment by industry sectors, individual stock issuer concentration and the use of derivatives and CSX securities.

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

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2017 and 2016 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2017	2016	2017	2016
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,873	$2,717	N/A	N/A
Projected Benefit Obligation	3,002	2,871	$250	$274

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$2,871	$2,860	$274	$314
Service Cost	36	48	2	2
Interest Cost	92	119	7	12
Plan Participants' Contributions	—	—	7	6
Workforce Reduction Program/Curtailment	58	—	13	—
Actuarial Loss (Gain)	163	20	(17)	(22)
Benefits Paid	(218)	(176)	(36)	(38)
Benefit Obligation at End of Plan Year	$3,002	$2,871	$250	$274

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,539	$2,309	$—	$—
Actual Return on Plan Assets	467	139	—	—
Qualified Employer Contributions	—	250	—	—
Non-qualified Employer Contributions	45	17	29	32
Plan Participants' Contributions	—	—	7	6
Benefits Paid	(218)	(176)	(36)	(38)
Fair Value of Plan Assets at End of Plan Year	2,833	2,539	—	—
Funded Status at End of Plan Year	$(169)	$(332)	$(250)	$(274)

CSX 2017 Form 10-K p. 91

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2017	2016	2017	2016
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$57	$9	$—	$—
Current Liabilities	(15)	(15)	(38)	(39)
Long-term Liabilities	(211)	(326)	(212)	(235)
Net Amount Recognized in
Consolidated Balance Sheets	$(169)	$(332)	$(250)	$(274)

(a)	Long-term assets as of December 2017 and 2016 relate to qualified pension plans where assets exceed projected benefit obligations.

At December 2017, the fair value of plan assets for all qualified pension plans exceeded the benefit obligation. At December 2017, benefit obligations of the unfunded CSX non-qualified pension plans is disclosed below.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$—	$(226)
Accumulated Benefit Obligation	—	(216)

CSX 2017 Form 10-K p. 92

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Net Benefit Expense
The following table describes the components of expense/(income) related to net benefit expense recorded in labor and fringe on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2017	2016	2015	2017	2016	2015
Service Cost	$36	$48	$45	$2	$2	$2
Interest Cost	92	119	116	7	12	12
Expected Return on Plan Assets	(171)	(157)	(162)	—	—	—
Amortization of Net Loss	41	48	70	—	3	4
Amortization of Prior Service Cost	—	—	—	—	—	(1)
Net Periodic Benefit Expense	(2)	58	69	9	17	17
Special Termination Benefits - Workforce Reduction Program/Curtailment	60	—	7	13	—	—
Settlement Loss (Gain)	11	(1)	(2)	—	—	—
Total Expense	$69	$57	$74	$22	$17	$17

As a result of the management workforce reduction programs initiated in 2017, $85 million in charges were incurred related to special termination benefits, curtailment and settlement changes. In 2017, the Company recorded special termination pension benefits of $56 million and remeasured the pension and other post-retirement benefits assets and obligations and recorded a curtailment loss of $4 million and $13 million, respectively, in restructuring charge on the income statement.

Pension settlement losses (gains) were recognized as a result of lump-sum payments to retirees exceeding the sum of the plan’s service and interest cost. The Company recorded an $11 million net settlement loss in 2017, of which a $12 million loss resulted from the retirements of former executives and is reported in restructuring charge on the income statement. The other settlement gains in 2017, 2016 and 2015 were from one of the Company’s qualified pension plans with insignificant balances and were recorded in labor and fringe expense on the income statement.

The special termination benefits in 2015 resulted from the management workforce reduction programs initiated in 2014. For additional information regarding the management workforce reductions, see Note 1, Nature of Operations and Significant Accounting Policies.

CSX 2017 Form 10-K p. 93

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Pension and Other Post-Employment Benefits Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to the components of net expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2017	2016	2017	2016
Recognized in the balance sheet
(Gains) Losses	$(131)	$38	$(17)	$(22)
Expense (Income) recognized in the income statement
Amortization of net losses (a)	$41	$48	$—	$3
Settlement gain	11	(1)	—	—
Curtailment loss	4	—	—	—

(a)	Amortization of net losses estimated to be expensed for 2018 is approximately $43 million for pension benefits.

As of December 2017, the balances of pre-tax losses to be amortized related to the Company's pension and post-retirement obligations are $705 million and $7 million, respectively. These amounts are included in accumulated other comprehensive loss, a component of shareholders’ equity.

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

Beginning in 2017, the Company measured the service cost and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year instead of a single weighted-average discount rate approach, which has been used in prior years.

The Company made this change to improve the correlation between projected pension and post-retirement benefit obligation cash flows and the corresponding spot discount rates and to provide a more precise measurement of service and interest costs. Under the spot rate approach, individual spot discount rates along the same high-quality corporate bonds yield curve used to measure the pension and post-retirement benefit obligations are applied to the relevant projected cash flows at the relevant maturity. The use of the spot rate approach does not affect the measurement of the pension and post-retirement benefits obligations. The Company accounted for this change on a prospective basis as a change in accounting estimate. For 2017, the adoption of the spot rate approach decreased the Company's net pension and post-retirement benefits expense by approximately $25 million compared to the approach applicable in prior years.

CSX 2017 Form 10-K p. 94

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The weighted averages of assumptions used by the Company to value its pension and post-retirement obligations were as follows:

	Pension Benefits			Post-retirement Benefits
	2017		2016	2017		2016
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%		7.00%	N/A		N/A
Benefit Cost for Subsequent Plan Year	6.75%		6.75%	N/A		N/A

Discount Rates:
Benefit Cost for Plan Year	—%		—%	—%		—%
Service Cost for Plan Year	4.26%	(a)	4.30%	4.11%	(b)	3.85%
Interest Cost for Plan Year	3.26%	(a)	4.30%	2.78%	(b)	3.85%
Benefit Obligation at End of Plan Year	3.56%		4.08%	3.34%		3.71%

Salary Scale Inflation	4.60%		4.60%	N/A		N/A

(a)
The pension benefits service cost and interest cost for 2017 were based on a weighted average discount rate of 4.35% and 3.37%, respectively, prior to the management workforce reduction program initiated in 2017 and were reduced to 4.26% and 3.26%, respectively, after the Company remeasured the pension benefits obligation and pension plan assets in the second quarter of 2017.

(b)
The post-retirement benefits service cost and interest cost for 2017 were based on a weighted average discount rate of 4.20% and 2.88%, respectively, prior to the management workforce reduction program initiated in 2017 and were reduced to 4.11% and 2.78%, respectively, after the Company remeasured the other post-retirement benefits obligation in the first quarter of 2017.

The impact of the health care cost trend rate is immaterial to the post-retirement benefit cost and obligation due to the plan's health reimbursement arrangement that covers Medicare-eligible retirees.

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $40 million, $35 million and $32 million in 2017, 2016 and 2015, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $39 million, $35 million and $36 million for 2017, 2016 and 2015, respectively, and is included in labor and fringe expense on the consolidated income statement.

CSX 2017 Form 10-K p. 95

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt at December 2017 and December 2016 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2017	2017	2017	2016
Notes	2020-2066	4.3%	$11,591	$11,055
Equipment Obligations(a)	2018-2023	6.3%	213	232
Capital Leases	2018-2026	16.2%	5	6
Subtotal Long-term Debt (including current portion)			$11,809	$11,293
Less Debt Due within One Year			(19)	(331)
Long-term Debt (excluding current portion)			$11,790	$10,962
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance & Early Redemption of Long-term Debt
In May 2017, CSX issued $850 million of 3.25% notes due 2027. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds have been or will be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvement in productivity and other cost reductions at CSX’s major transportation units.

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

The net proceeds of the 2016 issuances were used to fully redeem $300 million of 5.60% notes that otherwise would have matured on May 1, 2017; $600 million of 6.25% notes that otherwise would have matured on March 15, 2018; and $500 million of 7.375% notes that otherwise would have matured on February 1, 2019. The remaining proceeds were used for general corporate purposes, which may include repurchases of CSX’s common stock, capital investment, pension contributions, working capital requirements, improvements in productivity and other cost reductions at CSX’s major transportation units. The transactions noted above were determined to be an extinguishment of the existing debt, resulting in recognition of $115 million of debt repurchase expense in 2016 related to $1.4 billion of note repayments.

CSX 2017 Form 10-K p. 96

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities as of
Fiscal Years Ending	December 2017
2018	$19
2019	18
2020	745
2021	371
2022	162
Thereafter	10,494
Total Long-term Debt Maturities, including current portion	$11,809

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. At December 2017, CSX was in compliance with all covenant requirements under the facility.

Receivables Securitization Facility
The Company has a receivables securitization facility with a three-year term scheduled to expire in September 2019. The purpose of this facility is to provide an alternative to commercial paper and a low cost source of short-term liquidity of up to $200 million, depending on eligible receivables balances. Under the terms of this facility, CSXT transfers eligible third-party receivables to CSX Trade Receivables, LLC, a bankruptcy-remote special purpose subsidiary. A separate subsidiary of CSX services the receivables. Upon transfer, the receivables become assets of CSX Trade Receivables and are not available to the creditors of CSX or any of its other subsidiaries. In the event CSX Trade Receivables draws under this facility, the Company will record an equivalent amount of debt on its consolidated financial statements. As of December 30, 2017 and the date of this filing, the Company has no outstanding balances under this facility.

CSX 2017 Form 10-K p. 97

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 10.  Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. Miscellaneous income (expense) includes investment gains and losses, certain non-operating equity earnings or losses and other non-operating activities and may fluctuate due to timing.

As substantially all real estate activities are focused on supporting railroad operations, beginning in first quarter 2017, all results of these activities are included in operating income. Previously, these activities were classified as operating or non-operating based on the nature of the activity. As the results of these activities were not material for any periods presented, prior periods have not been reclassified.

Interest Income increased from 2016 to 2017 primarily due to higher yields on investment securities. Income from real estate operations were recorded as part of operating expenses during 2017.

Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2017	2016	2015
Interest Income	$13	$10	$6
Income from Non-operating Real Estate Activities	—	27	83
Miscellaneous Income (Expense)	8	9	9
Total Other Income (Expense) - Net	$21	$46	$98
Gross Revenue from Real Estate
Operations included above	$—	$56	$104

NOTE 11.  Income Taxes

Earnings before income taxes of $3.1 billion, $2.7 billion and $3.1 billion for fiscal years 2017, 2016 and 2015, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2017	2016	2015
Current:
Federal	$787	$540	$619
State	117	82	95
Subtotal Current	904	622	714

Deferred:
Federal	(3,277)	355	414
State	44	50	42
Subtotal Deferred	(3,233)	405	456
Total	$(2,329)	$1,027	$1,170

CSX 2017 Form 10-K p. 98

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

Income tax expense reconciled to the tax computed at statutory rates is presented in the table below. With the enactment of the Tax Cuts and Jobs Act (the "Act" or "tax reform") on December 22, 2017, the Company's 2017 financial results included a $3.5 billion, or $3.81 per share, non-cash reduction in income tax expense, primarily resulting from revaluing the Company's net deferred tax liabilities to reflect the recently enacted 21% federal corporate tax rate effective January 1, 2018. These estimates are based on the Company's initial analysis of the Act and may be adjusted in future periods as required. The Act has significant complexity and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company's financial condition or results of operations. The provisions of the Act related to foreign earnings will not impact CSX.

The Company's affiliates also revalued their deferred tax liabilities to reflect the lower federal corporate tax rate, which resulted in the Company recognizing a benefit of $142 million, or $0.10 per share after-tax, in equity earnings of affiliates, which is included in operating income. (See additional discussion over equity earnings of affiliates in Note 12, Related Parties and Affiliates.)

In addition to the tax benefit related to tax reform, the Company recorded a 2017 income tax benefit of $21 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, state legislative changes, a change in the apportionment of state taxable income and the related impact on the valuation of deferred taxes, and the settlement of certain state tax matters. In 2016, the Company recorded an income tax expense adjustment of $10 million as a result of a change in the apportionment of state income taxes and the related impact on the valuation of deferred taxes as well as a $7 million tax benefit as a result of federal and state legislative changes. In 2015, the Company recorded a tax benefit of $4 million primarily as a result of federal and state legislative changes as well as the resolution of federal and state tax matters.

	Fiscal Years
(Dollars In Millions)	2017		2016		2015

Federal Income Taxes	$1,100	35.0%	$959	35.0%	$1,098	35.0%
State Income Taxes	102	3.2%	83	3.0%	86	2.7%
Deferred Tax Rate Change	(3,506)	(111.6)%	—	—%	—	—%
Other	(25)	(0.8)%	(15)	(0.5)%	(14)	(0.4)%
Income Tax (Benefit) Expense/Rate	$(2,329)	(74.2)%	$1,027	37.5%	$1,170	37.3%

CSX 2017 Form 10-K p. 99

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

The significant components of deferred income tax assets and liabilities include:

	2017		2016
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$41	$—	$125	$—
Other Employee Benefit Plans	182	—	272	—
Accelerated Depreciation	—	6,576	—	9,925
Other	657	722	225	293
Total	$880	$7,298	$622	$10,218
Net Deferred Income Tax Liabilities		$6,418		$9,596

The primary factors in the change in year-end net deferred income tax liability balances include:

•	annual provision for deferred income tax expense including the impact of the recently enacted federal corporate tax rate change from 35 percent to 21 percent, and

•	accumulated other comprehensive income/loss.

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2016 and 2017. Federal examinations of original federal income tax returns for all years through 2015 are resolved.

As of December 2017, 2016 and 2015, the Company had approximately $24 million, $25 million and $23 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $19 million, $16 million and $15 million in 2017, 2016 and 2015, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2017 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2017 is reconciled in the table below.

Unrecognized Tax Benefits:	Fiscal Year
(Dollars in Millions)	2017	2016	2015
Balance at beginning of the year	$25	$23	$21
Additions based on tax positions related to current year	1	1	1
Additions based on tax positions related to prior years	4	4	4
Reductions based on tax positions related to prior years	—	—	—
Settlements with taxing authorities	(4)	—	1
Lapse of statute of limitations	(2)	(3)	(4)
Balance at end of the year	$24	$25	$23

CSX 2017 Form 10-K p. 100

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Included in the consolidated income statements are expenses of $3 million, $2 million and $2 million in 2017, 2016 and 2015, respectively, for changes to reserves for interest and penalties for all prior year tax positions. The Company had $6 million, $6 million and $4 million accrued for interest and penalties at 2017, 2016 and 2015, respectively, for all prior year tax positions.

NOTE 12.  Related Parties and Affiliates

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

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2018	$27
2019	27
2020	27
2021	27
2022	27
Thereafter	48
Total	$183

Also, included in equity earnings of affiliates are CSX’s 42 percent share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $347 million as of December 2017.

CSX 2017 Form 10-K p. 101

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Parties and Affiliates, continued

The following table discloses amounts related to Conrail. Purchase price amortization and equity earnings are included in equity earnings of affiliates and all other amounts in the table are included in materials, supplies and other expenses on the Company’s consolidated income statements.

	Fiscal Years
(Dollars in Millions)	2017	2016	2015
Rents, fees and services	$120	$114	$123
Purchase price amortization and other	4	4	4
Equity earnings of Conrail	(58)	(37)	(33)
Total Conrail Expense	$66	$81	$94

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. In 2014, the Company also executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million for 2017, 2016 and 2015, respectively.

	December	December
(Dollars in Millions)	2017	2016
Balance Sheet Information:
CSX payable to Conrail	$123	$91
Promissory notes payable to Conrail subsidiary
2.89% CSX promissory note due October 2044	73	73
2.89% CSXT promissory note due October 2044	151	151

TTX Company
TTX Company ("TTX") is a privately-held corporation engaged in the business of providing its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20 percent of TTX's common stock, and the remaining is owned by the other leading North American railroads and their affiliates. CSX's investment in TTX is $626 million and is included in affiliates and other companies in the consolidated balance sheet. Pursuant to the Investments-Equity Method topic in the ASC, CSX applies the equity method of accounting to its investment in TTX.

CSX 2017 Form 10-K p. 102

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Parties and Affiliates, continued

As required by the Related Party Disclosures Topic in the ASC, the following table discloses amounts related to TTX. Car hire rents are included in equipment and other rents expense and equity earnings are included in equity earnings of affiliates in the Company’s consolidated income statements. Also included below is balance sheet information related to CSX's payable to TTX, which represents car rental liabilities.

	Fiscal Years
(Dollars in Millions)	2017	2016	2015
Income statement information:
Car hire rents	$237	$233	$218
Equity earnings of TTX	(157)	(26)	(20)
Total TTX expense	$80	$207	$198

	December	December
Balance sheet information:	2017	2016
CSX payable to TTX	$43	$47

Tax Reform Effect on Equity Earnings of Affiliates
Due to the enactment of tax reform, the Company recognized a benefit of $142 million, or $0.10 per share after-tax, in its equity earnings of affiliates. This benefit was primarily the result of the Company's affiliates (primarily TTX and Conrail) revaluing their deferred tax liabilities to reflect the lower federal corporate tax rate, which favorably impacted their net earnings for 2017. (See additional discussion over tax reform in Note 11, Income Taxes.)

CSX 2017 Form 10-K p. 103

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $91 million and $500 million as of December 31, 2017 and December 30, 2016, respectively.

CSX 2017 Form 10-K p. 104

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

	Fiscal Years
	2017				2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Certificates of Deposit and Commercial Paper	$—	$—	$—	$—	$—	$415	$—	$415
Corporate Bonds	—	61	—	61	—	63	—	63
Government Securities	—	34	—	34	—	22	—	22
Total investments at fair value	$—	$95	$—	$95	$—	$500	$—	$500

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater:

(Dollars in Millions)	December 2017	December 2016
Less than 1 year	$18	$417
1 - 2 years	3	12
2 - 5 years	8	4
Greater than 5 years	66	67
Total investments at fair value	$95	$500

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

CSX 2017 Form 10-K p. 105

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2017	December 2016
Long-term Debt (Including Current Maturities):
Fair Value	$13,220	$12,096
Carrying Value	11,809	11,293

Pension Plan Assets
Pension plan assets are reported at fair value, net of pension liabilities, on the consolidated balance sheet. The Investment Committee targets an allocation of pension assets to be generally 70% equity and 30% fixed income. There are several valuation methodologies used for those assets as described below.

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

CSX 2017 Form 10-K p. 106

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2017 and 2016 are shown in the table below. For additional information related to pension assets, see Note 8, Employee Benefit Plans.

	Fiscal Years
	2017				2016
(Dollars in Millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Common Stock	$1,022	$—	$—	$1,022	$940	$—	$—	$940
Mutual funds	14	—	—	14	12	—	—	12
Cash equivalents	2	—	—	2	1	—	—	1
Corporate bonds	—	537	—	537	—	497	—	497
Government securities	—	169	—	169	—	141	—	141
Asset-backed securities	—	9	—	9	—	14	—	14
Derivatives and other	—	11	—	11	—	11	—	11
Total investments in the fair value hierarchy	$1,038	$726	$—	$1,764	$953	$663	$—	$1,616
Investments measured at net asset value (a)	n/a	n/a	n/a	$1,069	n/a	n/a	n/a	$923
Investments at fair value	$1,038	$726	$—	$2,833	$953	$663	$—	$2,539

(a) Investments measured at net asset value represent certain investments that have been measured at net asset value per share (or its equivalent) and thus are not classified in the fair value hierarchy. In accordance with ASC 820, Fair Value Measurements, the fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the pension assets disclosed in Note 8, Employee Benefit Plans.

CSX 2017 Form 10-K p. 107

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 14. Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $5.6 billion, $1.7 billion and $2.0 billion for 2017, 2016 and 2015, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 26, 2014 - Net of Tax	$(611)	$(55)	$(666)
Other Comprehensive Income(Loss)
Loss Before Reclassifications	(53)	(8)	(61)
Amounts Reclassified to Net Earnings	71	(2)	69
Tax (Expense) Benefit	(8)	1	(7)
Total Other Comprehensive (Loss) Income	10	(9)	1
Balance December 25, 2015 - Net of Tax	(601)	(64)	(665)
Other Comprehensive Income
(Loss) Income Before Reclassifications	(16)	3	(13)
Amounts Reclassified to Net Earnings	50	1	51
Tax Expense	(13)	—	(13)
Total Other Comprehensive Income	21	4	25
Balance December 30, 2016 - Net of Tax	(580)	(60)	(640)
Other Comprehensive Income
Income Before Reclassifications	148	13	161
Amounts Reclassified to Net Earnings	56	2	58
Tax Expense	(64)	(1)	(65)
Total Other Comprehensive Income	140	14	154
Balance December 31, 2017 - Net of Tax	$(440)	$(46)	$(486)

CSX 2017 Form 10-K p. 108

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

Fiscal Year Ended December 2017 (a)	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,869	$2,933	$2,743	$2,863	$11,408
Operating Income	712	958	876	1,121	3,667
Net Earnings (b)	362	510	459	4,140	5,471

Earnings Per Share, Basic (b)	$0.39	$0.55	$0.51	$4.63	$6.01
Earnings Per Share, Assuming Dilution (b)	0.39	0.55	0.51	4.62	5.99

Fiscal Year Ended December 2016 (a)
Revenue	$2,618	$2,704	$2,710	$3,037	$11,069
Operating Income	704	840	841	1,004	3,389
Net Earnings	356	445	455	458	1,714

Earnings Per Share, Basic	$0.37	$0.47	$0.48	$0.49	$1.81
Earnings Per Share, Assuming Dilution	0.37	0.47	0.48	0.49	1.81
(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar and 2016 included 53 weeks. All 2016 information presented in Results of Operations is on a 53-week basis, under Generally Accepted Accounting Principles ("GAAP"). See Note 1, Nature of Operations and Significant Accounting Policies for details regarding the number of days in each quarterly period presented.
(b) These results for fourth quarter and full year 2017 include a $3.6 billion, or $3.91 per share, net tax reform benefit. See further discussion in Note 11, Income Taxes.

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

CSX 2017 Form 10-K p. 109

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2017	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Revenue	$—	$11,334	$74	$11,408
Expense	(158)	8,070	(171)	7,741
Operating Income	158	3,264	245	3,667
Equity in Earnings of Subsidiaries	5,810	—	(5,810)	—
Interest Expense	(582)	(29)	65	(546)
Other Income - Net	7	42	(28)	21
Earnings Before Income Taxes	5,393	3,277	(5,528)	3,142
Income Tax Benefit	78	2,247	4	2,329
Net Earnings	$5,471	$5,524	$(5,524)	$5,471

Total Comprehensive Earnings	$5,625	$5,538	$(5,538)	$5,625

Fiscal Year Ended December 2016
Revenue	$—	$10,991	$78	$11,069
Expense	(265)	8,100	(155)	7,680
Operating Income	265	2,891	233	3,389
Equity in Earnings of Subsidiaries	1,997	2	(1,999)	—
Interest Expense	(583)	(35)	39	(579)
Other Income - Net	(112)	44	(1)	(69)
Earnings Before Income Taxes	1,567	2,902	(1,728)	2,741
Income Tax Benefit (Expense)	147	(1,081)	(93)	(1,027)
Net Earnings	$1,714	$1,821	$(1,821)	$1,714

Total Comprehensive Earnings	$1,739	$1,833	$(1,833)	$1,739

Fiscal Year Ended December 2015
Revenue	$—	$11,733	$78	$11,811
Expense	(589)	8,922	(106)	8,227
Operating Income	589	2,811	184	3,584
Equity in Earnings of Subsidiaries	1,949	—	(1,949)	—
Interest Expense	(539)	(33)	28	(544)
Other Income - Net	(4)	111	(9)	98
Earnings Before Income Taxes	1,995	2,889	(1,746)	3,138
Income Tax Expense	(27)	(1,083)	(60)	(1,170)
Net Earnings	$1,968	$1,806	$(1,806)	$1,968

Total Comprehensive Earnings	$1,969	$1,806	$(1,806)	$1,969

CSX 2017 Form 10-K p. 110

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 31, 2017	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$274	$121	$6	$401
Short-term Investments	—	—	18	18
Accounts Receivable - Net	(1)	301	670	970
Receivable from Affiliates	1,226	3,517	(4,743)	—
Materials and Supplies	—	372	—	372
Other Current Assets	(1)	145	10	154
Total Current Assets	1,498	4,456	(4,039)	1,915
Properties	1	41,479	2,844	44,324
Accumulated Depreciation	(1)	(11,017)	(1,542)	(12,560)
Properties - Net	—	30,462	1,302	31,764
Investments in Conrail	—	—	907	907
Affiliates and Other Companies	(39)	800	18	779
Investment in Consolidated Subsidiaries	29,405	—	(29,405)	—
Other Long-term Assets	39	596	(261)	374
Total Assets	$30,903	$36,314	$(31,478)	$35,739
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$105	$708	$34	$847
Labor and Fringe Benefits Payable	52	494	56	602
Payable to Affiliates	4,792	552	(5,344)	—
Casualty, Environmental and Other Reserves	—	95	13	108
Current Maturities of Long-term Debt	—	19	—	19
Income and Other Taxes Payable	(326)	455	28	157
Other Current Liabilities	5	153	3	161
Total Current Liabilities	4,628	2,476	(5,210)	1,894
Casualty, Environmental and Other Reserves	—	222	44	266
Long-term Debt	11,056	733	1	11,790
Deferred Income Taxes - Net	(130)	6,342	206	6,418
Other Long-term Liabilities	644	320	(314)	650
Total Liabilities	16,198	10,093	(5,273)	21,018
Shareholders' Equity:
Common Stock, $1 Par Value	890	181	(181)	890
Other Capital	217	5,096	(5,096)	217
Retained Earnings	14,084	20,933	(20,933)	14,084
Accumulated Other Comprehensive Loss	(486)	(5)	5	(486)
Noncontrolling Minority Interest	—	16	—	16
Total Shareholders' Equity	14,705	26,221	(26,205)	14,721
Total Liabilities and Shareholders' Equity	$30,903	$36,314	$(31,478)	$35,739

CSX 2017 Form 10-K p. 111

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
Shareholders' Equity
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

CSX 2017 Form 10-K p. 112

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2017	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,719	$2,112	$(359)	$3,472

Investing Activities
Property Additions	—	(1,848)	(192)	(2,040)
Purchases of Short-term Investments	(774)	—	(8)	(782)
Proceeds from Sales of Short-term Investments	1,190	—	3	1,193
Proceeds from Property Dispositions	—	97	—	97
Other Investing Activities	(2)	94	(55)	37
Net Cash Provided by (Used in) Investing Activities	414	(1,657)	(252)	(1,495)

Financing Activities
Long-term Debt Issued	850	—	—	850
Long-term Debt Repaid	(313)	(20)	—	(333)
Dividends Paid	(708)	(600)	600	(708)
Shares Repurchased	(1,970)	—	—	(1,970)
Other Financing Activities	(23)	5	—	(18)
Net Cash Provided by (Used in) Financing Activities	(2,164)	(615)	600	(2,179)
Net Decrease in Cash and Cash Equivalents	(31)	(160)	(11)	(202)
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$274	$121	$6	$401

CSX 2017 Form 10-K p. 113

CSX CORPORATION
PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2016	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$453	$2,950	$(362)	$3,041

Investing Activities
Property Additions	—	(2,208)	(190)	(2,398)
Purchases of Short-term Investments	(929)	—	—	(929)
Proceeds from Sales of Short-term Investments	1,325	—	—	1,325
Proceeds from Property Dispositions	—	195	—	195
Other Investing Activities	(41)	91	(41)	9
Net Cash Provided by (Used in) Investing Activities	355	(1,922)	(231)	(1,798)

Financing Activities
Long-term Debt Issued	2,200	—	—	2,200
Long-term Debt Repaid	(1,400)	(19)	—	(1,419)
Dividends Paid	(680)	(600)	600	(680)
Shares Repurchased	(1,056)	—	—	(1,056)
Other Financing Activities	(11)	(303)	1	(313)
Net Cash Provided by (Used in) Financing Activities	(947)	(922)	601	(1,268)
Net (Decrease) Increase in Cash and Cash Equivalents	(139)	106	8	(25)
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$305	$281	$17	$603

CSX 2017 Form 10-K p. 114

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

CSX 2017 Form 10-K p. 115

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2017, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2017, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2017 Form 10-K p. 116

CSX CORPORATION
PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control over Financial Reporting

We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CSX Corporation as of December 31, 2017 and December 30, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three fiscal years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”) of the Company and our report dated February 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

CSX 2017 Form 10-K p. 117

CSX CORPORATION
PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM, continued

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Certified Public Accountants

Jacksonville, Florida
February 7, 2018

CSX 2017 Form 10-K p. 118

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
None
PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement.  The Proxy Statement will be filed not later than April 30, 2018 with respect to its 2018 annual meeting of shareholders, except for the information regarding the executive officers of the Company.  Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX 2017 Form 10-K p. 119

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
September 2, 2004, Exhibit 2.1, Form 8-K
3.1	Amended and Restated Articles of Incorporation of CSX Corporation, effective as of October 7, 2015	October 9, 2015, Exhibit 3.1, Form 8-K
3.2	Amended and Restated Bylaws of CSX Corporation, effective as of July 7, 2017	July 11, 2017, Exhibit 3.1, Form 8-K
Instruments Defining the Rights of Security Holders, Including Debentures:
4.1(a)(P)	Indenture, dated August 1, 1990, between the Registrant and The Chase Manhattan Bank, as Trustee	September 7, 1990, Form SE
4.1(b)(P)	First Supplemental Indenture, dated as of June 15, 1991, between the Registrant and The Chase Manhattan Bank, as Trustee	May 28, 1992, Exhibit 4(c), Form SE
4.1(c)	Second Supplemental Indenture, dated as of May 6, 1997, between the Registrant and The Chase Manhattan Bank, as Trustee	June 5, 1997, Exhibit 4.3, Form S-4 (Registration No. 333-28523)
4.1(d)	Third Supplemental Indenture, dated as of April 22, 1998, between the Registrant and The Chase Manhattan Bank, as Trustee	May 12, 1998, Exhibit 4.2, Form 8-K
4.1(e)	Fourth Supplemental Indenture, dated as of October 30, 2001, between the Registrant and The Chase Manhattan Bank, as Trustee	November 7, 2001, Exhibit 4.1, Form 10-Q
4.1(f)	Fifth Supplemental Indenture, dated as of October 27, 2003 between the Registrant and The Chase Manhattan Bank, as Trustee	October 27, 2003, Exhibit 4.1, Form 8-K
4.1(g)	Sixth Supplemental Indenture, dated as of September 23, 2004 between the Registrant and JP Morgan Chase Bank, formerly The Chase Manhattan Bank, as Trustee	November 3, 2004, Exhibit 4.1, Form 10-Q
4.1(h)	Seventh Supplemental Indenture, dated as of April 25, 2007, between the Registrant and The Bank of New York (as successor to JP Morgan Chase Bank), as Trustee	April 26, 2007, Exhibit 4.4, Form 8-K
4.1(i)	Eighth Supplemental Indenture, dated as of March 24, 2010, between the Registrant and The Bank of New York Mellon(as successor to JP Morgan Chase Bank), as Trustee	April 19, 2010, Exhibit 4.1, Form 10-Q
Material Contracts:
10.1**	CSX Directors’ Pre-2005 Deferred Compensation Plan (as amended through January 8, 2008)	February 22, 2008, Exhibit 10.2, Form 10-K
10.2**	CSX Directors’ Deferred Compensation Plan effective January 1, 2005	February 22, 2008, Exhibit 10.3, Form 10-K
10.3**	CSX Directors' Charitable Gift Plan, as amended	March 4, 1994, Exhibit 10.4, Form 10-K
10.4**	CSX Directors' Matching Gift Plan (as amended through February 9, 2011)	March 4, 1994, Exhibit 10.5, Form 10-K
10.5**	Special Retirement Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.23, Form 10-K

CSX 2017 Form 10-K p. 120

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.6**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.7**	Senior Executive Incentive Compensation Plan	March 17, 2000, Appendix B, Definitive Proxy Statement
10.8
Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto
July 8, 1997, Exhibit 10, Form 8-K
10.9
Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.1, Form 8-K
10.10
Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.2, Form 8-K
10.11
Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC.
March 1, 2001, Exhibit 10.34, Form 10-K
10.12
Amendment No. 4, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
August 6, 2004, Exhibit 99.1, Form 8-K
10.13
Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC
September 2, 2004, Exhibit 10.1, Form 8-K
10.14
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto
June 11, 1999, Exhibit 10.6, Form 8-K,
10.15
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.4, Form 8-K
10.16
Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.5, Form 8-K
10.17
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto
June 11, 1999, Exhibit 10.7, Form 8-K

CSX 2017 Form 10-K p. 121

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.18
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC
September 2, 2004, Exhibit 10.2, Form 8-K
10.19	Revolving Credit Agreement, dated May 21, 2015	May 28, 2015, Exhibit 10.1, Form 8-K
10.20**	Long-term Incentive Plan, dated February 11, 2015	February 13, 2015, Exhibit 10.1, Form 8-K
10.21**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.22**	Long-term Incentive Plan, dated February 10, 2016	February 16, 2016, Exhibit 10.1, Form 8-K
10.23**	Form of Restricted Stock Unit Agreement	February 16, 2016, Exhibit 10.2, Form 8-K
10.24**	Form of Stock Option Agreement	February 16, 2016, Exhibit 10.3, Form 8-K
10.25**	Restricted Stock Award Agreement with Frank A. Lonegro	February 16, 2016, Exhibit 10.5, Form 8-K
10.26**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2017)	October 12, 2016, Exhibit 10.1, Form 10-Q
10.27**	CSX 2017-2019 Long Term Incentive Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.1, Form 8-K
10.28**	CSX Section 16 Officer Severance Benefit Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.4, Form 8-K
10.29**	Separation Agreement, effective February 27, 2017, between Michael J. Ward and CSX Corporation	February 27, 2017 Exhibit 10.2, Form 8-K
10.30**	Separation Agreement, effective February 27, 2017, between Clarence W. Gooden and CSX Corporation	February 27, 2017 Exhibit 10.3, Form 8-K
10.31	Letter Agreement, dated as of March 6, 2017, between CSX Corporation and MR Argent Advisor LLC	March 7, 2017 Exhibit 10.1, Form 8-K
10.32	Registration Rights Agreement, dated as of March 30, 2017, between CSX Corporation and MR Argent Advisor LLC	April 3, 2017 Exhibit 10.1, Form 8-K
10.33**	Inducement Non-Qualified Stock Option Agreement Under the CSX Special Executive Equity Award Program between CSX Corporation and E. Hunter Harrison	April 20, 2017 Exhibit 10.09, Form 10-Q
10.34**	Inducement Non-Qualified Stock Option Agreement Under the CSX 2010 Stock and Incentive Award Plan between CSX Corporation and E. Hunter Harrison	April 20, 2017 Exhibit 10.08, Form 10-Q
10.35**	Employment Agreement, effective as of March 6, 2017, between CSX Corporation and E. Hunter Harrison	April 20, 2017 Exhibit 10.07, Form 10-Q
10.36**	Reimbursement Letter, dated as of June 16, 2017, between CSX Corporation and E. Hunter Harrison	June 16, 2017 Exhibit 10.1, Form 8-K
10.37**	Employment Separation Agreement and Release, dated as of November 14, 2017, between CSX Corporation and Cindy M. Sanborn	November 15, 2017 Exhibit 10.1, Form 8-K

CSX 2017 Form 10-K p. 122

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.38**	Employment Separation Agreement and Release, dated as of November 14, 2017, between CSX Corporation and Fredrik J. Eliasson	November 15, 2017 Exhibit 10.2, Form 8-K
10.39**	Employment Separation Agreement and Release, dated as of November 14, 2017, between CSX Corporation and Ellen M. Fitzsimmons	November 15, 2017 Exhibit 10.3, Form 8-K
10.40**	Employment Agreement, effective as of January 8, 2018, between CSX Corporation and Edmond L. Harris	January 12, 2018 Exhibit 10.1, Form 8-K
10.41* **	Employment Agreement, effective as of March 29, 2017, between CSX Corporation and Mark K. Wallace
10.42* **	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote
10.43 * **	Form of Change of Control Agreement, effective February 7, 2018
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 7, 2018, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 31, 2017, December 30, 2016, and December 25, 2015, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 1, 2017, December 30, 2016 and December 25, 2015, (iii) Consolidated Balance Sheets at December 31, 2017, December 30, 2016 and December 25, 2015, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 31, 2017, December 30, 2016 and December 25, 2015, and (v) the Notes to Consolidated Financial Statements.

Other exhibits:
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.

CSX 2017 Form 10-K p. 123

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ ANDREW L. GLASSMAN
Andrew L. Glassman
Vice President and Controller
(Principal Accounting Officer)

Dated: February 7, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 7, 2018.

Signature	Title

/s/ JAMES M. FOOTE	Chief Executive Officer and Director
James M. Foote	(Principal Executive Officer)

/s/ FRANK A. LONEGRO	Executive Vice President and Chief Financial
Frank A. Lonegro	Officer (Principal Financial Officer)

/s/ ANDREW L. GLASSMAN	Vice President and Controller
Andrew L. Glassman	(Principal Accounting Officer)

/s/ NATHAN D. GOLDMAN	Executive Vice President and Chief Legal Officer, Corporate Secretary
Nathan D. Goldman	*Attorney-in-Fact

CSX 2017 Form 10-K p. 124

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
Edward J. Kelly, III

*	Director
Donna M. Alvarado

*	Director
John B. Breaux

*	Director
Pamela L. Carter

*	Director
James M. Foote

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
John D. McPherson

*	Director
David M. Moffett

*	Director
Dennis H. Reilley

*	Director
Linda H. Riefler

*	Director
J. Steven Whisler

*	Director
John J. Zillmer

CSX 2017 Form 10-K p. 125