Form 10-Q
period 2018-03-31
CSX CORP
filed 2018-04-18
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Yes ( ) No (X)
There were 875,353,546 shares of common stock outstanding on March 31, 2018 (the latest practicable date that is closest to the filing date).

CSX Q1 2018 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

CSX Q1 2018 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2018	2017

Revenue	$2,876	$2,869
Expense
Labor and Fringe	696	795
Materials, Supplies and Other	482	571
Depreciation	323	320
Fuel	255	218
Equipment and Other Rents	101	99
Restructuring Charge (Note 1)	—	110
Equity Earnings of Affiliates	(25)	(13)
Total Expense	1,832	2,100

Operating Income	1,044	769

Interest Expense	(149)	(137)
Restructuring Charge - Non-Operating (Note 1)	—	(63)
Other Income - Net	17	13
Earnings Before Income Taxes	912	582

Income Tax Expense	(217)	(220)
Net Earnings	$695	$362

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$0.78	$0.39
Net Earnings Per Share, Assuming Dilution	$0.78	$0.39

Average Shares Outstanding (In millions)	885	927
Average Shares Outstanding, Assuming Dilution (In millions)	888	929

Cash Dividends Paid Per Common Share	$0.22	$0.18

Certain prior year data has been reclassified to conform to the current presentation

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	First Quarters
	2018	2017
Total Comprehensive Earnings (Note 10)	$596	$368

See accompanying notes to consolidated financial statements.

CSX Q1 2018 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,980	$401
Short-term Investments	10	18
Accounts Receivable - Net (Note 11)	1,045	970
Materials and Supplies	369	372
Other Current Assets	138	154
Total Current Assets	3,542	1,915

Properties	44,103	44,324
Accumulated Depreciation	(12,355)	(12,560)
Properties - Net	31,748	31,764

Investment in Conrail	918	907
Affiliates and Other Companies	796	779
Other Long-term Assets	435	374
Total Assets	$37,439	$35,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$905	$847
Labor and Fringe Benefits Payable	443	602
Casualty, Environmental and Other Reserves (Note 4)	106	108
Current Maturities of Long-term Debt (Note 7)	19	19
Income and Other Taxes Payable	274	157
Other Current Liabilities	144	161
Total Current Liabilities	1,891	1,894

Casualty, Environmental and Other Reserves (Note 4)	258	266
Long-term Debt (Note 7)	13,768	11,790
Deferred Income Taxes - Net	6,485	6,418
Other Long-term Liabilities	646	650
Total Liabilities	23,048	21,018

Shareholders' Equity:
Common Stock, $1 Par Value	875	890
Other Capital	215	217
Retained Earnings	13,873	14,084
Accumulated Other Comprehensive Loss (Note 10)	(585)	(486)
Noncontrolling Interest	13	16
Total Shareholders' Equity	14,391	14,721
Total Liabilities and Shareholders' Equity	$37,439	$35,739

See accompanying notes to consolidated financial statements.

CSX Q1 2018 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Three Months
	2018	2017

OPERATING ACTIVITIES
Net Earnings	$695	$362
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	323	320
Deferred Income Taxes	54	59
Gain on Property Dispositions	(32)	(2)
Equity Earnings of Affiliates	(25)	(13)
Restructuring Charge	—	173
Cash Payments for Restructuring Charge	(12)	(12)
Other Operating Activities	6	17
Changes in Operating Assets and Liabilities:
Accounts Receivable	(50)	(30)
Other Current Assets	(19)	33
Accounts Payable	64	91
Income and Other Taxes Payable	127	162
Other Current Liabilities	(165)	(117)
Net Cash Provided by Operating Activities	966	1,043

INVESTING ACTIVITIES
Property Additions	(368)	(441)
Proceeds from Property Dispositions	52	13
Purchase of Short-term Investments	—	(75)
Proceeds from Sales of Short-term Investments	8	205
Other Investing Activities	(8)	12
Net Cash Used In Investing Activities	(316)	(286)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	2,000	—
Dividends Paid	(194)	(166)
Shares Repurchased	(836)	(258)
Other Financing Activities	(41)	(6)
Net Cash Provided By (Used in) Financing Activities	929	(430)

Net Increase in Cash and Cash Equivalents	1,579	327

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	401	603
Cash and Cash Equivalents at End of Period	$1,980	$930

See accompanying notes to consolidated financial statements.

CSX Q1 2018 Form 10-Q p.5

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.Nature of Operations and Significant Accounting Policies

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the three months ended March 31, 2018 and March 31, 2017;

•	Consolidated comprehensive income statements for the three months ended March 31, 2018 and March 31, 2017;

•	Consolidated balance sheets at March 31, 2018 and December 31, 2017; and

•	Consolidated cash flow statements for the three months ended March 31, 2018 and March 31, 2017.

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

CSX Q1 2018 Form 10-Q p.6

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday. On July 7, 2017 the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar:

•	Fiscal year 2018 (January 1, 2018 through December 31, 2018) will contain 365 days, and fiscal year 2017 (December 31, 2016 through December 31, 2017) contained 366 days

•	Fiscal first quarter 2018 (January 1, 2018 through March 31, 2018) contained 90 days, and fiscal first quarter 2017 (December 31, 2016 through March 31, 2017) contained 91 days

This change did not materially impact the comparability of the Company’s financial results. Accordingly, the change to a calendar fiscal year was made on a prospective basis and operating results for prior periods were not adjusted. The Company was not required to file a transition report because this change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934 as the new fiscal year commenced with the end of the prior fiscal year end and within seven days of the prior fiscal year end.

Except as otherwise specified, references to “first quarter(s)” or “three months” indicate CSX's fiscal periods ending March 31, 2018 and March 31, 2017, and references to "year-end" indicate the fiscal year ended December 31, 2017.

New Accounting Pronouncements
In February 2018, the FASB issued Accounting Standard Update ("ASU") Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The Company adopted this standard update in first quarter 2018 and applied it prospectively. Adoption resulted in the reclassification of $107 million in tax effects related to employee benefit plans from accumulated other comprehensive loss, increasing retained earnings by the same amount.

In January 2018, the FASB issued ASU Leases - Land Easement Practical Expedient, which permits entities to forgo the evaluation of existing land easement arrangements to determine if they contain a lease as part of the adoption of the Leases ASU issued in February 2016. Accordingly, the Company’s accounting treatment of existing land easements will not change. CSX will adopt this standard update concurrently with the Leases ASU issued in February 2016. New land easement arrangements, or modifications to existing arrangements, after the adoption of the standard update will still be evaluated to determine if they meet the definition of a lease.

CSX Q1 2018 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

In March 2017, the FASB issued ASU Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in operating expense on the consolidated income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets, amortization of net loss, special termination benefits and settlement and curtailment effects) should be presented as non-operating charges on the consolidated income statement. These non-operating charges are presented as restructuring charge - non-operating, if related to prior year restructuring activities, or as other income - net as appropriate. The Company adopted the provisions of this standard during first quarter 2018 and applied them retrospectively. The retrospective impact of adoption for first quarter 2017 is shown in the following table.

	First Quarter 2017
(Dollars in millions)	As Previously Reported	Reclassification	As Reclassified
Operating Expense:
Labor and Fringe	$789	$6	$795
Restructuring Charge	173	(63)	110
Non-Operating Income (Expense):
Restructuring Charge - Non-Operating	$—	$(63)	$(63)
Other Income - Net	7	6	13

In May 2014, the FASB issued ASU Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In-depth reviews of commercial contracts were completed and changes to processes and internal controls to meet the standard’s reporting and disclosure requirements were implemented. The Company adopted the guidance effective January 1, 2018 using the modified retrospective approach. The adoption did not affect the Company’s financial condition, results of operations or liquidity. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in Note 11, Revenues.

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

CSX Q1 2018 Form 10-Q p.8

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

Restructuring Charge
The prior year restructuring charge includes costs related to the management workforce reduction program completed in 2017, reimbursement arrangements with MR Argent Advisor LLC (“Mantle Ridge”) and the Company’s former President and Chief Executive Officer, E. Hunter Harrison, the proration of equity awards and other advisory costs related to the leadership transition. Payments related to the 2017 restructuring charge were substantially complete as of March 31, 2018. For further details on the charge, see the Company's most recent annual report on Form 10-K. Expenses related to the management workforce reduction and other costs are shown in the following table.

	First Quarter 2017
(Dollars in millions)	As Previously Reported	Operating Restructuring Charge	Non-Operating Restructuring Charge
Severance and Pension	$131	$81	$50
Other Post-Retirement Benefits Curtailment	13	—	13
Employee Equity Awards Proration and Other	11	11	—
Subtotal Management Workforce Reduction	$155	$92	$63
Executive Equity Awards Proration	8	8	—
Advisory Fees Related to Shareholder Matters	10	10	—
Total Restructuring Charge	$173	$110	$63

CSX Q1 2018 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	First Quarters
	2018	2017
Numerator (Dollars in millions):
Net Earnings	$695	$362

Denominator (Units in millions):
Average Common Shares Outstanding	885	927
Other Potentially Dilutive Common Shares	3	2
Average Common Shares Outstanding, Assuming Dilution	888	929

Net Earnings Per Share, Basic	$0.78	$0.39
Net Earnings Per Share, Assuming Dilution	$0.78	$0.39

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

When calculating diluted earnings per share, this rule requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 800 thousand and 3.4 million of total average outstanding stock options for the first quarters ended March 31, 2018 and March 31, 2017, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases and Dividend Increase
On January 19, 2018, the Company entered into an accelerated share repurchase agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $150 million to a financial institution and received an initial delivery of shares valued at $120 million. The remaining balance of $30 million was settled through receipt of additional shares on February 22, 2018 with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Total shares repurchased under the agreement were approximately 2.7 million shares, at an average purchase price of $55.02 per share.

CSX Q1 2018 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

On February 12, 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program is expected to be completed by the end of first quarter 2019. During the first quarters of 2018 and 2017, the Company repurchased approximately $836 million, or 15 million shares, and $258 million, or 6 million shares, respectively.

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

On February 12, 2018, the Company also announced a 10 percent increase in the quarterly dividend from $0.20 per share of common stock to $0.22 per share of common stock, payable on March 15, 2018 to shareholders of record at the close of business on March 1, 2018.

NOTE 3.     Share-Based Compensation

Under CSX's share-based compensation plans, awards consist of performance units, restricted stock awards, restricted stock units and stock options for management and stock grants for directors. Awards granted under the various programs are determined and approved by the Compensation Committee of the Board of Directors or, in certain circumstances, by the Chief Executive Officer for awards to management employees other than senior executives. The Board of Directors approves awards granted to CSX's non-management directors upon recommendation of the Governance Committee.

Share-based compensation expense is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Total pre-tax expense associated with share-based compensation and its related income tax benefit is shown in the table below. The year over year decrease in expense related to performance units, stock options and restricted stock units and awards is primarily due to modifications to the terms of awards in 2017 (see Equity Award Modifications below), the reduction of management headcount in 2017 and adjustments to reflect changes in the expected award payouts on existing plans for each year. Additionally, the 9 million stock options granted in February 2017 to former President and CEO E. Hunter Harrison were forfeited upon his death in December 2017.

	First Quarters
(Dollars in millions)	2018	2017

Share-Based Compensation Expense:
Performance Units	$6	$20
Stock Options	4	12
Restricted Stock Units and Awards	1	4
Stock Awards for Directors	2	2
Total Share-Based Compensation Expense	$13	$38
Income Tax Benefit	$3	$13

CSX Q1 2018 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Long-term Incentive Plan
On February 6, 2018, the Company granted approximately 350 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2018 through 2020, which was adopted under the CSX Stock and Incentive Award Plan. Payouts of performance units for the cycle ending with fiscal year 2020 will be based on the achievement of goals related to both operating ratio and free cash flow, in each case excluding non-recurring items as disclosed in the Company's financial statements. The final year operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other.

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to upward or downward adjustment by up to 25%, capped at an overall payout of 200%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair value of these performance units was calculated using a Monte-Carlo simulation model.

The following weighted-average assumptions were used in the Monte-Carlo simulation for this award:

First Quarter
2018
Weighted-average assumptions used:
Annual dividend yield	1.6%
Risk-free interest rate	2.3%
Annualized volatility	29.15%
Expected life (in years)	2.9

Stock Options
Also, on February 6, 2018, the Company granted approximately 950 thousand stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $14.55 per option which was calculated using the Black-Scholes valuation model. Stock options have been granted with ten-year terms and vest three years after the date of grant. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals.

CSX Q1 2018 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

The fair values of all stock option awards during the first quarters ended March 31, 2018 and March 31, 2017 were estimated at the grant date with the following weighted average assumptions:

	First Quarters
	2018	2017
Weighted-average grant date fair value	$14.62	$12.83

Stock options valuation assumptions:
Annual dividend yield	1.5%	1.5%
Risk-free interest rate	2.6%	2.2%
Annualized volatility	27.0%	27.1%
Expected life (in years)	6.5	6.3

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$54.07	$49.61

Restricted Stock Units
Finally, on February 6, 2018, the Company granted approximately 85 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals. Restricted stock units were not granted to certain executive officers under the new LTIP. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Equity Award Modifications
In 2017, as part of an enhanced severance benefit under the management streamlining and realignment initiative discussed in Note 1, unvested performance units, restricted stock units and stock options for separated employees not eligible for retirement were permitted to vest on a pro-rata basis. Additionally, the terms of unvested equity awards for the former Chief Executive Officer, Michael J. Ward, and President, Clarence W. Gooden, were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018.

The award modifications noted above impacted 58 employees and resulted in an increase to share-based compensation expense for revaluation of the affected awards of $12 million for the three months ended March 31, 2017. No significant award modifications took place in first quarter 2018.

CSX Q1 2018 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for significant management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	March 31, 2018			December 31, 2017
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$42	$120	$162	$43	$125	$168
Occupational	7	53	60	6	54	60
Total Casualty	49	173	222	49	179	228
Environmental	31	58	89	31	59	90
Other	26	27	53	28	28	56
Total	$106	$258	$364	$108	$266	$374

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

Casualty
Casualty reserves of $222 million and $228 million as of March 31, 2018 and December 31, 2017, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. The Company's self-insured retention amount for these claims is $50 million per occurrence. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

CSX Q1 2018 Form 10-Q p.14

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

Environmental
Environmental reserves were $89 million and $90 million as of March 31, 2018 and December 31, 2017, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 221 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q1 2018 Form 10-Q p.15

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

Other
Other reserves of $53 million and $56 million as of March 31, 2018 and December 31, 2017, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $115 million in aggregate at March 31, 2018. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX Q1 2018 Form 10-Q p.16

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. On October 10, 2017, the District Court issued an order denying class certification. The D.C. Circuit is reviewing the court's denial of class certification. The District Court had delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings, and has not yet issued a further schedule in light of the order denying class certification and the related appeal.

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

In March 2016, EPA issued its Record of Decision detailing the agency’s mandated remedial process for the lower 8 miles of the Study Area. Approximately 80 parties, including Pharmacia, are participating in an EPA-directed allocation process to assign responsibility for costs to be incurred implementing the remedy selected for the lower 8 miles of the Study Area. CSXT is participating in the allocation process on behalf of Pharmacia. At a later date, EPA will select a remedy for the remainder of the Study Area and is expected to again seek the participation of private parties to implement the selected remedy using EPA’s CERCLA authority to compel such participation, if necessary.

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

CSX Q1 2018 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.    Employee Benefit Plans

The Company sponsors defined benefit pension plans principally for salaried, management personnel. CSX also sponsors a post-retirement medical plan and a life insurance plan that provide certain benefits to eligible employees hired prior to January 1, 2003. Independent actuaries compute the amounts of liabilities and expenses relating to these plans subject to the assumptions that the Company determines are appropriate based on historical trends, current market rates and future projections. These amounts are reviewed by management.

Only the service cost component of net periodic benefit costs is included in labor and fringe expense on the consolidated income statement. All other components of net periodic benefit cost are included in other income - net or, if related to prior year restructuring activities, as restructuring charge - non-operating.

	Pension Benefits
(Dollars in millions)	First Quarters
	2018	2017
Service Cost Included in Labor and Fringe	$9	$11

Interest Cost	23	23
Expected Return on Plan Assets	(44)	(42)
Amortization of Net Loss	10	11
Total Income Included in Other Income - Net	$(11)	$(8)

Net Periodic Benefit Cost	$(2)	$3

Restructuring Charges - Non Operating (a)	—	50
Total (Income) Expense	$(2)	$53

	Other Post-retirement Benefits
(Dollars in millions)	First Quarters
	2018	2017
Interest Cost	$2	$2
Amortization of Net Loss	—	—
Total Expense Included in Other Income - Net	$2	$2

Net Periodic Benefit Cost	$2	$2

Restructuring Charges - Non Operating (a)	—	13
Total Expense	$2	$15
(a) Charges related to special termination benefits and curtailment costs were the result of the management workforce reductions in first quarter 2017. See Management Workforce Reductions in Note 1. Nature of Operations and Significant Accounting Policies.

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are expected in 2018.

CSX Q1 2018 Form 10-Q p.18

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of first quarter 2018 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2017	$19	$11,790	$11,809
2018 activity:
Long-term debt issued	—	2,000	2,000
Discount, premium and other activity		(22)	(22)
Long-term debt as of March 31, 2018	$19	$13,768	$13,787

Debt Issuance
    On February 20, 2018, CSX issued $800 million of 3.80% notes due 2028, $850 million of 4.30% notes due 2048, and $350 million of 4.65% notes due 2068. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time. The net proceeds will be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at the Company’s major transportation units.

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of first quarter 2018, CSX was in compliance with all covenant requirements under this facility.

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

CSX Q1 2018 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Income Taxes

The effective tax rate decreased to 23.8% from 37.8% for the first quarters ended March 31, 2018 and March 31, 2017, respectively, primarily as a result of the significant reduction in the federal corporate income tax rate effective January 1, 2018. In its initial analysis of the impacts of the Tax Cuts and Job Act (the “Act” or “tax reform”), the Company made certain estimates that may be adjusted in future periods as required. The Act has significant complexity and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of the Company’s 2017 tax return filings could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company's financial condition or results of operations.

There have been no material changes to the balance of unrecognized tax benefits reported at December 31, 2017.

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

CSX Q1 2018 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $92 million and $95 million as of March 31, 2018 and December 31, 2017, respectively.

(Dollars in Millions)	March 31, 2018	December 31, 2017
	Level 2	Level 2
Certificates of Deposit and Commercial Paper	$—	$—
Corporate Bonds	58	61
Government Securities	36	34
Auction Rate Securities	—	—
Total investments at fair value	$94	$95

These investments have the following maturities:

(Dollars in millions)	March 31, 2018	December 31, 2017
Less than 1 year	$10	$18
1 - 5 years	17	11
5 - 10 years	25	26
Greater than 10 years	42	40
Total investments at fair value	$94	$95

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

CSX Q1 2018 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	March 31, 2018	December 31, 2017
Long-term Debt (Including Current Maturities):
Fair Value	$14,487	$13,220
Carrying Value	13,787	11,809

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $596 million and $368 million for first quarters 2018 and 2017, respectively.

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

Changes in the AOCI balance by component are shown in the table below. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in labor and fringe on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in equity earnings of affiliates on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2017, Net of Tax	$(440)	$(46)	$(486)
Other Comprehensive Income (Loss)
Income Before Reclassifications	—	1	1
Amounts Reclassified to Net Earnings	10	(2)	8
Tax (Expense) Benefit	(2)	1	(1)
Reclassification of Stranded Tax Effects	(108)	1	(107)
Total Other Comprehensive Income	(100)	1	(99)
Balance March 31, 2018, Net of Tax	$(540)	$(45)	$(585)

CSX Q1 2018 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by lines of business as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	First Quarters
(Dollars in millions)	2018	2017

Chemicals	$557	$566
Agricultural and Food Products	307	332
Automotive	304	316
Forest Products	195	192
Metals and Equipment	186	190
Fertilizers	116	129
Minerals	114	114
Total Merchandise	1,779	1,839

Domestic Coal	272	330
Export Coal	231	192
Total Coal	503	522

Domestic Intermodal	294	291
International Intermodal	155	143
Total Intermodal	449	434

Other	145	74

Total	$2,876	$2,869

Revenue Recognition
The Company generates revenue from freight billings under contracts with customers generally on a rate per carload, container or ton-basis based on origin to destination and commodities carried. The Company’s performance obligation arises when it receives a bill of lading (“BOL”) to transport a customer's commodities based on a negotiated price contained in a transportation services agreement or a publicly disclosed tariff rate. Once a BOL is received, a contract is formed whereby the parties are committed to perform, collectability of consideration is probable and the rights of the parties, shipping terms and conditions, and payment terms are identified. A customer may submit several BOLs for transportation services at various times throughout a service agreement term but each shipment represents a distinct service that is a separately identified performance obligation. The average transit time to complete a shipment is between 3 to 8 days and payments for transportation services are normally billed once a BOL is received and are generally due within 15 days after the invoice date. The Company recognizes revenue over transit time of freight as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

CSX Q1 2018 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Revenues, continued

The certain key estimates included in the recognition and measurement of revenue and related accounts receivable are as follows:

•
Revenue associated with shipments in transit is recognized ratably over transit time and is based on average cycle times to move commodities and products from their origin to their final destination or interchange;

•	Adjustments to revenue for billing corrections and billing discounts;

•	Adjustments to revenue for overcharge claims filed by customers, which are based on historical payments to customers for rate overcharges as a percentage of total billing;

•
Incentive-based refunds to customers, which are primarily volume-related, are recorded as a reduction to revenue on the basis of the projected liability (this estimate is based on historical activity, current volume levels and forecasted future volume).

Revenue related to interline transportation services that involve the services of another party, such as another railroad, is reported on a net basis. The portion of the gross amount billed to customers that is remitted by the Company to another party is not reflected as revenue.

Other revenue, which includes revenue from regional subsidiary railroads, demurrage, switching and other incidental charges, is recorded upon completion of the service and accounted for 5% of the Company’s total revenue in the first quarter of 2018. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held beyond a specified period of time. Switching revenue is primarily generated when the Company switches cars for a customer or another railroad.

During the first quarters of 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, which is on average less than one week. As of March 31, 2018, the Company had no material remaining performance obligations.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheets as of March 31, 2018.

CSX Q1 2018 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	March 31, 2018	December 31, 2017

Freight Receivables	$855	$810
Freight Allowance for Doubtful Accounts	(18)	(17)
Freight Receivables, net	837	793

Non-Freight Receivables	218	186
Non-Freight Allowance for Doubtful Accounts	(10)	(9)
Non-Freight Receivables, net	208	177

Total Accounts Receivable, net	$1,045	$970

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in the first quarters of 2018 and 2017.

NOTE 12.    Summarized Consolidating Financial Data

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

CSX Q1 2018 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
First Quarter 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,857	$19	$2,876
Expense	(78)	1,943	(33)	1,832
Operating Income	78	914	52	1,044

Equity in Earnings of Subsidiaries	758	—	(758)	—
Interest (Expense) / Benefit	(164)	(9)	24	(149)
Other Income / (Expense) - Net	4	23	(10)	17

Earnings Before Income Taxes	676	928	(692)	912
Income Tax Benefit / (Expense)	19	(224)	(12)	(217)
Net Earnings	$695	$704	$(704)	$695

Total Comprehensive Earnings	$596	$700	$(700)	$596

First Quarter 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,851	$18	$2,869
Expense	(48)	2,228	(80)	2,100
Operating Income	48	623	98	769

Equity in Earnings of Subsidiaries	422	—	(422)	—
Interest (Expense) / Benefit	(142)	(10)	15	(137)
Other Income / (Expense) - Net	3	11	(64)	(50)

Earnings Before Income Taxes	331	624	(373)	582
Income Tax Benefit / (Expense)	31	(235)	(16)	(220)
Net Earnings	$362	$389	$(389)	$362

Total Comprehensive Earnings	$368	$387	$(387)	$368

CSX Q1 2018 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
March 31, 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,894	$81	$5	$1,980
Short-term Investments	—	—	10	10
Accounts Receivable - Net	2	253	790	1,045
Receivable from Affiliates	991	3,647	(4,638)	—
Materials and Supplies	—	369	—	369
Other Current Assets	(1)	127	12	138
Total Current Assets	2,886	4,477	(3,821)	3,542

Properties	1	41,230	2,872	44,103
Accumulated Depreciation	(1)	(10,772)	(1,582)	(12,355)
Properties - Net	—	30,458	1,290	31,748

Investments in Conrail	—	—	918	918
Affiliates and Other Companies	(39)	817	18	796
Investments in Consolidated Subsidiaries	29,915	—	(29,915)	—
Other Long-term Assets	52	629	(246)	435
Total Assets	$32,814	$36,381	$(31,756)	$37,439

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$195	$674	$36	$905
Labor and Fringe Benefits Payable	37	384	22	443
Payable to Affiliates	4,763	366	(5,129)	—
Casualty, Environmental and Other Reserves	—	93	13	106
Current Maturities of Long-term Debt	—	18	1	19
Income and Other Taxes Payable	(126)	381	19	274
Other Current Liabilities	2	142	—	144
Total Current Liabilities	4,871	2,058	(5,038)	1,891

Casualty, Environmental and Other Reserves	—	215	43	258
Long-term Debt	13,036	732	—	13,768
Deferred Income Taxes - Net	(113)	6,389	209	6,485
Other Long-term Liabilities	642	313	(309)	646
Total Liabilities	$18,436	$9,707	$(5,095)	$23,048

Shareholders' Equity
Common Stock, $1 Par Value	$875	$181	$(181)	$875
Other Capital	215	5,097	(5,097)	215
Retained Earnings	13,873	21,392	(21,392)	13,873
Accumulated Other Comprehensive Loss	(585)	(9)	9	(585)
Noncontrolling Interest	—	13	—	13
Total Shareholders' Equity	$14,378	$26,674	$(26,661)	$14,391
Total Liabilities and Shareholders' Equity	$32,814	$36,381	$(31,756)	$37,439

CSX Q1 2018 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet (Dollars in millions)
December 31, 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
ASSETS
Current Assets
Cash and Cash Equivalents	$274	$121	$6	$401
Short-term Investments	—	—	18	18
Accounts Receivable - Net	(1)	301	670	970
Receivable from Affiliates	1,226	3,517	(4,743)	—
Materials and Supplies	—	372	—	372
Other Current Assets	(1)	145	10	154
Total Current Assets	1,498	4,456	(4,039)	1,915

Properties	1	41,479	2,844	44,324
Accumulated Depreciation	(1)	(11,017)	(1,542)	(12,560)
Properties - Net	—	30,462	1,302	31,764

Investments in Conrail	—	—	907	907
Affiliates and Other Companies	(39)	800	18	779
Investment in Consolidated Subsidiaries	29,405	—	(29,405)	—
Other Long-term Assets	39	596	(261)	374
Total Assets	$30,903	$36,314	$(31,478)	$35,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$105	$708	$34	$847
Labor and Fringe Benefits Payable	52	494	56	602
Payable to Affiliates	4,792	552	(5,344)	—
Casualty, Environmental and Other Reserves	—	95	13	108
Current Maturities of Long-term Debt	—	19	—	19
Income and Other Taxes Payable	(326)	455	28	157
Other Current Liabilities	5	153	3	161
Total Current Liabilities	4,628	2,476	(5,210)	1,894

Casualty, Environmental and Other Reserves	—	222	44	266
Long-term Debt	11,056	733	1	11,790
Deferred Income Taxes - Net	(130)	6,342	206	6,418
Other Long-term Liabilities	644	320	(314)	650
Total Liabilities	$16,198	$10,093	$(5,273)	$21,018

Shareholders' Equity
Common Stock, $1 Par Value	$890	$181	$(181)	$890
Other Capital	217	5,096	(5,096)	217
Retained Earnings	14,084	20,933	(20,933)	14,084
Accumulated Other Comprehensive Loss	(486)	(5)	5	(486)
Noncontrolling Minority Interest	—	16	—	16
Total Shareholders' Equity	$14,705	$26,221	$(26,205)	$14,721
Total Liabilities and Shareholders' Equity	$30,903	$36,314	$(31,478)	$35,739

CSX Q1 2018 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$691	$621	$(346)	$966
Investing Activities
Property Additions	—	(339)	(29)	(368)
Proceeds from Property Dispositions	—	52	—	52
Purchases of Short-term Investments	—	—	—	—
Proceeds from Sales of Short-term Investments	—	—	8	8
Other Investing Activities	(1)	(120)	113	(8)
Net Cash Provided by (Used in) Investing Activities	(1)	(407)	92	(316)
Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Long-term Debt Repaid	—	—	—	—
Dividends Paid	(194)	(250)	250	(194)
Shares Repurchased	(836)	—	—	(836)
Other Financing Activities	(40)	(4)	3	(41)
Net Cash Provided by (Used in) Financing Activities	930	(254)	253	929
Net Increase (Decrease) in Cash and Cash Equivalents	1,620	(40)	(1)	1,579
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$1,894	$81	$5	$1,980

CSX Q1 2018 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Three Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$644	$566	$(167)	$1,043
Investing Activities
Property Additions	—	(397)	(44)	(441)
Proceeds from Property Dispositions	—	5	8	13
Purchases of Short-term Investments	(75)	—	—	(75)
Proceeds from Sales of Short-term Investments	205	—	—	205
Other Investing Activities	(1)	(29)	42	12
Net Cash Provided by (Used in) Investing Activities	129	(421)	6	(286)
Financing Activities
Dividends Paid	(166)	(150)	150	(166)
Shares Repurchased	(258)	—	—	(258)
Other Financing Activities	(6)	(4)	4	(6)
Net Cash Provided by (Used in) Financing Activities	(430)	(154)	154	(430)
Net Increase (Decrease) in Cash and Cash Equivalents	343	(9)	(7)	327
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$648	$272	$10	$930

CSX Q1 2018 Form 10-Q p.30

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST QUARTER 2018 HIGHLIGHTS

•	Revenue increased $7 million to $2.9 billion.

•	Expenses decreased $268 million to $1.8 billion, or 13% year over year.

•	Operating income of $1,044 million increased $275 million, or 36% year over year.

•	Operating ratio of 63.7% improved 950 basis points versus last year's quarter.

•	Earnings per share of $0.78 increased $0.39, or 100 percent year over year.

	First Quarters
	2018	2017	Fav / (Unfav)	% Change
Volume (in thousands)	1,532	1,592	(60)	(4)%

(in millions)
Revenue	$2,876	$2,869	$7	—%
Expense	1,832	2,100	268	13%
Operating Income	$1,044	$769	$275	36%

Operating Ratio	63.7%	73.2%	950	bps

Earnings Per Diluted Share	$0.78	$0.39	$0.39	100%

CSX Q1 2018 Form 10-Q p.31

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
First Quarters
	Volume			Revenue			Revenue Per Unit
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemicals	162	175	(7)%	$557	$566	(2)%	$3,438	$3,234	6%
Automotive	112	119	(6)	304	316	(4)	2,714	2,655	2
Agricultural and Food Products	107	121	(12)	307	332	(8)	2,869	2,744	5
Forest Products	67	67	—	195	192	2	2,910	2,866	2
Minerals	66	70	(6)	114	114	—	1,727	1,629	6
Metals and Equipment	64	70	(9)	186	190	(2)	2,906	2,714	7
Fertilizers	64	77	(17)	116	129	(10)	1,813	1,675	8
Total Merchandise	642	699	(8)	1,779	1,839	(3)	2,771	2,631	5
Coal	201	205	(2)	503	522	(4)	2,502	2,546	(2)
Intermodal	689	688	—	449	434	3	652	631	3
Other	—	—	—	145	74	96	—	—	—
Total	1,532	1,592	(4)%	$2,876	$2,869	—%	$1,877	$1,802	4%

CSX Q1 2018 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 2018
Revenue
Total revenue was relatively flat and revenue per unit increased 4% for first quarter 2018 when compared to first quarter 2017, primarily due to increases in other revenue, fuel recovery and price increases across most markets, mostly offset by volume declines.

Merchandise
Chemicals - Volume declined as a result of reduced fly ash shipments, sustained challenges in energy markets and inventory shortages caused by plant outages reducing plastic shipments.

Automotive - Volume declined primarily due to a reduction in North American vehicle production and the industry's strained autorack fleet.

Agricultural and Food Products - Volume declined due to losses in the ethanol market as well as challenges in the domestic and export grain markets.

Forest Products - Volume was flat due to gains for panel products from southeastern origins, which were offset by a decline in lumber shipments.

Minerals - Volume declined due to prior year’s mild winter weather which allowed producers to ship ahead of the typical shipping season.

Metals and Equipment - Volume declines were driven by a decrease in scrap metal shipments resulting from shifts in the global marketplace and declines in transportation equipment moves.

Fertilizers - Volume declined primarily due to the closure of a customer facility impacting short-haul rail shipments.

Coal
Domestic Coal - Utility coal volume declined reflecting strong competition from natural gas. Coke, iron ore and other volume declined, primarily driven by sourcing shifts as producers focused shipments towards the export market.

Export Coal - Volume increased as global supply levels and elevated global benchmark prices supported continued demand for U.S. coal exports.

Intermodal
Domestic - Volume declined as rationalization of low-density lanes in late 2017 more than offset growth with existing customers due to tightening truck capacity.

International - Volume increased driven by new customers and strong performance with existing customers, which more than offset losses from the rationalization of low-density lanes in late 2017.

Other
Other revenue increased $71 million versus prior year primarily due to increases in incidental charges and payments from customers that did not meet volume commitments of $23 million in 2018 compared to $4 million in 2017.

CSX Q1 2018 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $1.8 billion decreased $268 million, or 13 percent, year over year primarily driven by efficiency and volume savings of $157 million and a restructuring charge of $110 million in 2017, partially offset by inflation.

Labor and Fringe expense decreased $99 million due to the following:

•
Efficiency and volume savings of $97 million were driven primarily by reduced headcount from 2017, the effects of implementing scheduled railroading, lower operating costs and lower volume-related costs.

•
Incentive compensation decreased $15 million driven primarily by the reduction of management headcount in 2017 and adjustments to reflect changes in the expected award payouts on existing plans for each year.

•	Other costs increased due to inflation, which was driven by increased wages for both management and union employees.

Materials, Supplies and Other expense decreased $89 million due to the following:

•
Efficiency and volume savings of $48 million were primarily related to a reduction in contingent workers, lower maintenance costs from the reduction in the active locomotive fleet, less operating support costs and lower volumes.

•	Real estate gains were $32 million in 2018 compared to $2 million in 2017.

•	Other costs decreased due to a reduction in personal injury expense resulting from a decline in the severity of injuries and other non-significant items, partially offset by inflation.

Depreciation expense increased slightly primarily due to impacts from changes in the asset base.

Fuel expense increased $37 million due to the following:

•	A 24 percent price increase drove $48 million in additional fuel expense.

•	Efficiency savings from locomotive fuel reduction initiatives and a decline in volume partially offset the price increase.

Equipment and Other Rents expense increased slightly due to higher incidental rent, partially offset by efficiency savings.

Restructuring Charge decreased $110 million due to restructuring activities in first quarter 2017 that did not recur in the current period.

Equity Earnings of Affiliates increased $12 million due to additional earnings from affiliates (primarily TTX and Conrail) and other non-significant items.

Interest expense increased $12 million primarily due to higher average debt balances partially offset by lower average interest rates.

Restructuring Charge - Non-Operating decreased $63 million due to restructuring activities in first quarter 2017 that did not recur in the current period.

Other income - net increased $4 million primarily due to several non-operating items, none of which were individually significant.

Income tax expense decreased $3 million primarily due to the reduction of the federal income tax rate mostly offset by increased earnings before income taxes. The effective tax rate decreased to 23.8% from 37.8% year over year primarily as a result of the significant reduction in the federal corporate income tax rate due to tax reform effective January 1, 2018.

CSX Q1 2018 Form 10-Q p.34

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

Prior Year Adjusted Operating Results
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

As noted in Note 1. Nature of Operations and Significant Accounting Policies, the Company adopted the provisions of an accounting standard related to the presentation of net pension and other post-retirement benefit costs during the first quarter 2018 and applied them retrospectively. The retrospective impact of adoption for the first quarter of 2017 is shown in the following table. As a result of this change, $63 million of the $173 million restructuring charge and $6 million of net pension benefits were reclassified to non-operating income (expense) for first quarter 2017. In addition, the restructuring charge was tax effected using rates reflective of the applicable tax amounts for each component of the restructuring charge.

	First Quarter 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution
As Previously Reported - GAAP	$712	75.2%	$362	$0.39
Reclassification of Net Pension and Other Post-Retirement Benefit (Expense)	57	(2.0)%	—	—
As Reclassified - GAAP	$769	73.2%	$362	$0.39
Restructuring Charge	110	(3.8)%	108	0.12
Adjusted Operating Results (non-GAAP)	$879	69.4%	$470	$0.51

CSX Q1 2018 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities. The following table reconciles cash provided by operating activities (GAAP measure) to adjusted free cash flow after restructuring, before dividends (non-GAAP measure). The restructuring charge impact to free cash flow was tax effected using the Company's applicable tax rate.

	Three Months
(Dollars in millions)	2018	2017
Net cash provided by operating activities	$966	$1,043
Property additions	(368)	(441)
Other investing activities	44	25
Free Cash Flow (before payment of dividends)	642	627
Add back: Cash Payments for Restructuring Charge (after-tax)	9	7
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$651	$634

Operating Statistics (Estimated)
The Company measures and reports safety and service performance. The Company strives for continuous improvement in these measures through training, innovation and investment. Investment in training and technology also is designed to allow the Company's employees to have an additional layer of protection that can detect and avoid many types of human factor incidents. The Company's safety programs are designed to prevent incidents that can adversely impact employees, customers and communities. Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance.

In order to more accurately represent operating performance, CSXT has revised the way it calculates train velocity and terminal dwell effective third quarter 2017. These revisions are consistent with the principles of scheduled railroading. Updated definitions for each key performance measure are included beneath the Operating Statistics table. Prior periods have been restated to conform to the current methodology. These revisions differ from the methodology prescribed by the Surface Transportation Board ("STB") for reporting train velocity and dwell. CSXT will continue to report train velocity and dwell, using the prescribed methodology, to the STB on a weekly basis.

CSX Q1 2018 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

While the number of personal injuries at CSXT slightly declined in first quarter 2018, a reduction in man hours outpaced that improvement as CSXT continued streamlining operations and reducing overall headcount. This resulted in an FRA reportable personal injury frequency index of 1.11 for the first quarter or a 14 percent unfavorable decline year over year. Train accidents slightly increased in first quarter 2018, while train miles declined considerably as a result of consolidated train profiles and more direct routing. This unfavorably impacted CSXT’s FRA train accident frequency rate, which rose 19 percent year over year to 3.66 in the first quarter. With signs of improvement in the first quarter, CSXT is committed to building on that progress and intensifying its focus on injury and accident prevention.

CSXT’s operating performance continued to improve in first quarter 2018 despite experiencing prolonged winter weather conditions across the network. Operations remained fluid, as train velocity and car dwell improved 22 percent and 10 percent, respectively, in the quarter. CSXT remains focused on executing the operational plan to deliver further service gains, improve transit times and drive asset utilization while controlling costs.

	First Quarters
	2018	2017	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	17.3	14.2	22%
Dwell (Hours)(a)	10.4	11.5	10%

Revenue Ton-Miles (Billions)
Merchandise	31.4	31.8	(1)%
Coal	10.3	10.6	(3)%
Intermodal	7.1	7.0	1%
Total Revenue Ton-Miles	48.8	49.4	(1)%

Total Gross Ton-Miles (Billions)	96.3	101.6	(5)%
On-Time Originations	81%	81%	—%
On-Time Arrivals	57%	52%	10%

Safety
FRA Personal Injury Frequency Index	1.11	0.97	(14)%
FRA Train Accident Rate	3.66	3.08	(19)%
(a) The methodology for calculating train velocity and dwell differ from that prescribed by the STB. CSXT will continue to report train velocity and dwell, using the prescribed methodology, to the STB on a weekly basis. This information is available on the Company's website.

Certain operating statistics are estimated and can continue to be updated as actuals settle.

Key Performance Measures Definitions
Train Velocity - Average train speed between origin and destination in miles per hour (does not include locals, yard jobs, work trains or passenger trains). Train velocity measures the profiled schedule of trains (from departure to arrival and all interim time), and train profiles are periodically updated to align with a changing operation.
Dwell - Average amount of time in hours between car arrival to and departure from the yard.
Revenue Ton-Miles (RTM's) - The movement of one revenue-producing ton of freight over a distance of one mile.
Gross Ton-Miles (GTM's) - The movement of one ton of train weight over one mile. GTM's are calculated by multiplying total train weight by distance the train moved. Total train weight is comprised of the weight of the freight cars and their contents.
On-Time Originations - Percent of scheduled road trains that depart the origin yard on-time or ahead of schedule.
On-Time Arrivals - Percent of scheduled road trains that arrive at the destination yard on-time.
FRA Personal Injury Frequency Index - Number of FRA-reportable injuries per 200,000 man-hours.
FRA Train Accident Rate - Number of FRA-reportable train accidents per million train-miles.

CSX Q1 2018 Form 10-Q p.37

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
Total assets increased $1.7 billion from year end primarily due to an increase in cash and cash equivalents of $1.6 billion as a result of the issuance of $2.0 billion in long-term debt and cash from operations of $966 million, partially offset by share repurchases of $836 million, property additions of $368 million and dividends paid of $194 million. Total liabilities and shareholders' equity combined increased $1.7 billion from year end primarily due to the issuance of $2.0 billion in long-term debt, partially offset by the net decrease in shareholders equity due to share repurchases of $836 million, dividends paid of $194 million and net earnings of $695 million.

Significant Cash Flows
The following chart highlights the net increase in cash and cash equivalents of $1.6 billion as compared to a net increase of $327 million for operating, investing and financing activities for three months ended 2018 and 2017, respectively.

•	Cash provided by operating activities decreased $77 million primarily driven by increased working capital requirements for various items including labor-related and tax payments.

•	Cash used in investing activities increased $30 million primarily driven by lower net sales of short-term investments partially offset by lower property additions.

•	Cash provided by financing activities increased $1.4 billion primarily due to debt issued partially offset by increased share repurchases.

Under the currently approved capital plan, capital investments for 2018 are projected to be $1.6 billion, including approximately $200 million for Positive Train Control ("PTC"). Of the 2018 investment, the majority will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting productivity initiatives, service enhancements and profitable growth. CSX intends to fund capital investments through cash generated from operations.

CSX Q1 2018 Form 10-Q p.38

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company expects to continue incurring significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through March 2018 was $2.1 billion.

Liquidity and Working Capital
As of the end of first quarter 2018, CSX had $2.0 billion of cash, cash equivalents and short-term investments. CSX has a $1.0 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.7 billion and $21 million as of March 31, 2018 and December 31, 2017, respectively. The increase in working capital since year end of $1.7 billion is primarily the result of the net increase in cash due to a debt issuance of $2.0 billion, cash from operations of $966 million and proceeds from property sales of $52 million. These increases were partially offset by share repurchases of $836 million, property additions of $368 million and dividends paid of $194 million.

The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity. CSX is committed to ongoing shareholder distributions, supported by an investment grade credit profile. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Of the $5 billion total share repurchases authorized, the remaining $4.0 billion is expected to be completed by the end of first quarter 2019.

CSX Q1 2018 Form 10-Q p.39

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

CSX Q1 2018 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements are subject to a number of risks and uncertainties and actual performance or results could differ materially from those anticipated by any forward-looking statements. The Company undertakes no obligation to update or revise any forward-looking statement. If the Company does update any forward-looking statement, no inference should be drawn that the Company will make additional updates with respect to that statement or any other forward-looking statements. The following important factors, in addition to those discussed in Part I, Item 1A Risk Factors of CSX's most recent annual report on Form 10-K and elsewhere in this report, may cause actual results to differ materially from those contemplated by any forward-looking statements:

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

•	unanticipated conditions in the financial markets that may affect timely access to capital markets and the cost of capital, as well as management's decisions regarding share repurchases;

•	changes in fuel prices, surcharges for fuel and the availability of fuel;

•	the impact of natural gas prices on coal-fired electricity generation;

•	the impact of global supply and price of seaborne coal on CSXT's export coal market;

•	availability of insurance coverage at commercially reasonable rates or insufficient insurance coverage to cover claims or damages;

•
the inherent business risks associated with safety and security, including the transportation of hazardous materials or a cybersecurity attack which would threaten the availability and vulnerability of information technology;

CSX Q1 2018 Form 10-Q p.41

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

ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2018, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of March 31, 2018, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the first quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q1 2018 Form 10-Q p.42

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

On January 19, 2018, the Company entered into an accelerated share repurchase agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $150 million to a financial institution and received an initial delivery of shares valued at $120 million. The remaining balance of $30 million was settled through receipt of additional shares on February 22, 2018 with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Total shares repurchased under the agreement were approximately 2.7 million shares, at an average purchase price of $55.02 per share.

On February 12, 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program is expected to be completed by the end of first quarter 2019. During the first quarters of 2018 and 2017, the Company repurchased approximately $836 million, or 15 million shares, and $258 million, or 6 million shares, respectively.

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

Share repurchase activity for the first quarter 2018 was as follows:

	CSX Purchases of Equity Securities for the Quarter
First Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,299,953,624
January 1 - January 31, 2018	3,017,177	$57.51	2,913,747	1,132,347,581
February 1 - February 28, 2018	3,878,499	53.97	3,878,499	923,025,248
March 1 - March 31, 2018	8,173,489	56.11	8,173,489	3,964,406,369
Ending Balance	15,069,165	$55.84	14,965,735	$3,964,406,369
(a) The difference of 103,430 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

CSX Q1 2018 Form 10-Q p.43

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Material Contracts:
10.01	CSX 2018-2020 Long-Term Incentive Plan	February 12, 2018 Exhibit 10.1, Form 8-K
10.02	Form of Stock Option Agreement	February 12, 2018 Exhibit 10.2, Form 8-K
10.03	Change of Control Agreement, dated April 5, 2018, between CSX Corporation and Angela C. Williams	April 5, 2018 Exhibit 10.1, Form 8-K/A

Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on April 18, 2018, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended March 31, 2018 and March 31, 2017, (ii) consolidated comprehensive income statements for the fiscal periods ended March 31, 2018 and March 31, 2017 (iii) consolidated balance sheets at March 31, 2018 and December 31, 2017, (iv) consolidated cash flow statements for the fiscal periods ended March 31, 2018 and March 31, 2017, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q1 2018 Form 10-Q p.44

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Controller
(Principal Accounting Officer)

Dated: April 18, 2018

CSX Q1 2018 Form 10-Q p.45