Form 10-Q
period 2018-06-30
CSX CORP
filed 2018-07-18
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Yes ( ) No (X)
There were 858,810,557 shares of common stock outstanding on June 30, 2018 (the latest practicable date that is closest to the filing date).

CSX Q2 2018 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

CSX Q2 2018 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2018	2017	2018	2017

Revenue	$3,102	$2,933	$5,978	$5,802
Expense
Labor and Fringe	669	751	1,365	1,546
Materials, Supplies and Other	469	496	951	1,067
Depreciation	329	327	652	647
Fuel	270	198	525	416
Equipment and Other Rents	112	105	213	204
Restructuring Charge (Note 1)	—	115	—	225
Equity Earnings of Affiliates	(30)	(16)	(55)	(29)
Total Expense	1,819	1,976	3,651	4,076

Operating Income	1,283	957	2,327	1,726

Interest Expense	(157)	(137)	(306)	(274)
Restructuring Charge - Non-Operating (Note 1)	—	(7)	—	(70)
Other Income - Net	18	14	35	27
Earnings Before Income Taxes	1,144	827	2,056	1,409

Income Tax Expense	(267)	(317)	(484)	(537)
Net Earnings	$877	$510	$1,572	$872

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$1.02	$0.55	$1.80	$0.94
Net Earnings Per Share, Assuming Dilution	$1.01	$0.55	$1.79	$0.94

Average Shares Outstanding (In millions)	864	920	875	923
Average Shares Outstanding, Assuming Dilution (In millions)	868	924	878	926

Cash Dividends Paid Per Common Share	$0.22	$0.20	$0.44	$0.38

Certain prior year data has been reclassified to conform to the current presentation.

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Second Quarters		Six Months
	2018	2017	2018	2017
Total Comprehensive Earnings (Note 10)	$881	$575	$1,477	$943

See accompanying notes to consolidated financial statements.

CSX Q2 2018 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$1,320	$401
Short-term Investments	83	18
Accounts Receivable - Net (Note 11)	1,036	970
Materials and Supplies	326	372
Other Current Assets	116	154
Total Current Assets	2,881	1,915

Properties	44,306	44,324
Accumulated Depreciation	(12,459)	(12,560)
Properties - Net	31,847	31,764

Investment in Conrail	931	907
Affiliates and Other Companies	810	779
Other Long-term Assets	455	374
Total Assets	$36,924	$35,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$852	$847
Labor and Fringe Benefits Payable	486	602
Casualty, Environmental and Other Reserves (Note 4)	114	108
Current Maturities of Long-term Debt (Note 7)	19	19
Income and Other Taxes Payable	123	157
Other Current Liabilities	138	161
Total Current Liabilities	1,732	1,894

Casualty, Environmental and Other Reserves (Note 4)	232	266
Long-term Debt (Note 7)	13,769	11,790
Deferred Income Taxes - Net	6,532	6,418
Other Long-term Liabilities	636	650
Total Liabilities	22,901	21,018

Shareholders' Equity:
Common Stock, $1 Par Value	859	890
Other Capital	127	217
Retained Earnings	13,604	14,084
Accumulated Other Comprehensive Loss (Note 10)	(581)	(486)
Noncontrolling Interest	14	16
Total Shareholders' Equity	14,023	14,721
Total Liabilities and Shareholders' Equity	$36,924	$35,739

See accompanying notes to consolidated financial statements.

CSX Q2 2018 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Six Months
	2018	2017

OPERATING ACTIVITIES
Net Earnings	$1,572	$872
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	652	647
Deferred Income Taxes	98	112
Gain on Property Dispositions	(69)	(4)
Equity Earnings of Affiliates	(55)	(29)
Restructuring Charge	—	295
Cash Payments for Restructuring Charge	(13)	(129)
Other Operating Activities	(15)	18
Changes in Operating Assets and Liabilities:
Accounts Receivable	(47)	(103)
Other Current Assets	14	12
Accounts Payable	11	6
Income and Other Taxes Payable	(24)	(46)
Other Current Liabilities	(115)	(85)
Net Cash Provided by Operating Activities	2,009	1,566

INVESTING ACTIVITIES
Property Additions	(823)	(955)
Proceeds from Property Dispositions	141	16
Purchase of Short-term Investments	(77)	(545)
Proceeds from Sales of Short-term Investments	12	492
Other Investing Activities	(8)	25
Net Cash Used In Investing Activities	(755)	(967)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	2,000	850
Long-term Debt Repaid (Note 7)	—	(313)
Dividends Paid	(384)	(350)
Shares Repurchased	(1,810)	(757)
Accelerated Share Repurchase Pending Final Settlement (Note 2)	(90)	—
Other Financing Activities	(51)	(12)
Net Cash Used in Financing Activities	(335)	(582)

Net Increase in Cash and Cash Equivalents	919	17

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	401	603
Cash and Cash Equivalents at End of Period	$1,320	$620

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.

CSX Q2 2018 Form 10-Q p.5

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarter and six months ended June 30, 2018 and June 30, 2017;

•	Condensed consolidated comprehensive income statements for the quarter and six months ended June 30, 2018 and June 30, 2017;

•	Consolidated balance sheets at June 30, 2018 and December 31, 2017; and

•	Consolidated cash flow statements for the six months ended June 30, 2018 and June 30, 2017.

CSX Q2 2018 Form 10-Q p.6

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

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday. On July 7, 2017 the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar:

•	Fiscal year 2018 (January 1, 2018 through December 31, 2018) will contain 365 days, and fiscal year 2017 (December 31, 2016 through December 31, 2017) contained 366 days

•	Fiscal first quarter 2018 (January 1, 2018 through March 31, 2018) contained 90 days, and fiscal first quarter 2017 (December 31, 2016 through March 31, 2017) contained 91 days

•	Fiscal second quarter 2018 (April 1, 2018 through June 30, 2018) contained 91 days, and fiscal second quarter 2017 (April 1, 2017 through June 30, 2017) contained 91 days

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

Except as otherwise specified, references to “second quarter(s)” or “six months” indicate CSX's fiscal periods ending June 30, 2018 and June 30, 2017, and references to "year-end" indicate the fiscal year ended December 31, 2017.

New Accounting Pronouncements
Pronouncements adopted in 2018
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

CSX Q2 2018 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

In March 2017, the FASB issued ASU Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in operating expense on the consolidated income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets, amortization of net loss, special termination benefits and settlement and curtailment effects) should be presented as non-operating charges on the consolidated income statement. These non-operating charges are presented as restructuring charge - non-operating, if related to prior year restructuring activities, or as other income - net as appropriate. The Company adopted the provisions of this standard during first quarter 2018 and applied them retrospectively. The retrospective impact of adoption for second quarter and six months 2017 is shown in the following table.

	Second Quarter 2017			Six Months 2017
(Dollars in millions)	As Previously Reported	Reclass	As Reclassified	As Previously Reported	Reclass	As Reclassified
Operating Expense:
Labor and Fringe	$743	$8	$751	$1,532	$14	$1,546
Restructuring Charge	122	(7)	115	295	(70)	225
Non-Operating Income (Expense):
Restructuring Charge - Non-Operating	$—	$(7)	$(7)	$—	$(70)	$(70)
Other Income - Net	6	8	14	13	14	27

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

CSX Q2 2018 Form 10-Q p.8

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Pronouncements to be adopted
In February 2016, the FASB issued ASU, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard update is effective for CSX beginning with the first quarter 2019 and currently requires the use of a modified retrospective adoption approach. In March 2018, the FASB tentatively approved a new, optional transition method that would instead allow companies to adopt using a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to elect the cumulative-effect adjustment transition method. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. Software has been implemented that will assist in the recognition of additional assets and liabilities to be included on the balance sheet related to leases currently classified as operating leases with durations greater than twelve months, with certain allowable exceptions. In addition to lease agreements, service contracts and other agreements are also being reviewed to determine if they contain an embedded lease. The Company continues to evaluate the expected impact of this standard update on disclosures, but does not anticipate any material changes to operating results or liquidity as a result of right-of-use assets and corresponding lease liabilities that will be recorded.

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

CSX Q2 2018 Form 10-Q p.9

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

	Second Quarter 2017
(Dollars in millions)	As Previously Reported	Operating Restructuring Charge	Non-Operating Restructuring Charge
Severance and Pension	$13	$10	$3
Other Post-Retirement Benefits Curtailment	4	—	4
Employee Equity Awards Proration and Other	5	5	—
Subtotal Management Workforce Reduction	$22	$15	$7
Reimbursement Arrangements	84	84	—
Executive Equity Awards Proration	16	16	—
Total Restructuring Charge	$122	$115	$7

	Six Months 2017
(Dollars in millions)	As Previously Reported	Operating Restructuring Charge	Non-Operating Restructuring Charge
Severance and Pension	$144	$91	$53
Other Post-Retirement Benefits Curtailment	17	—	17
Employee Equity Awards Proration and Other	16	16	—
Subtotal Management Workforce Reduction	$177	$107	$70
Reimbursement Arrangements	84	84	—
Executive Equity Awards Proration	24	24	—
Advisory Fees Related to Shareholder Matters	10	10	—
Total Restructuring Charge	$295	$225	$70

CSX Q2 2018 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Second Quarters		Six Months
	2018	2017	2018	2017
Numerator (Dollars in millions):
Net Earnings	$877	$510	$1,572	$872

Denominator (Units in millions):
Average Common Shares Outstanding	864	920	875	923
Other Potentially Dilutive Common Shares	4	4	3	3
Average Common Shares Outstanding, Assuming Dilution	868	924	878	926

Net Earnings Per Share, Basic	$1.02	$0.55	$1.80	$0.94
Net Earnings Per Share, Assuming Dilution	$1.01	$0.55	$1.79	$0.94

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

When calculating diluted earnings per share, this rule requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately one million and 10 million of total average outstanding stock options for the second quarters ended June 30, 2018 and June 30, 2017, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases

In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program is expected to be completed by the end of first quarter 2019. During the second quarters of 2018 and 2017, the Company repurchased approximately $974 million, or 16 million shares, and $499 million, or 9 million shares, respectively. During the six months of 2018 and 2017, the Company repurchased $1.8 billion, or 31 million shares, and $757 million, or 15 million shares, respectively.

CSX Q2 2018 Form 10-Q p.11

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

On April 20, 2018, the Company entered into an accelerated share repurchase agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $450 million to a financial institution and received an initial delivery of shares valued at $360 million, or 6 million shares. The remaining balance of $90 million was settled through receipt of additional shares on July 17, 2018, with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 7 million total shares were repurchased under the agreement.

Under an accelerated share repurchase agreement in January 2018, the Company made a prepayment of $150 million to a financial institution and received an initial delivery of shares valued at $120 million. The remaining balance of $30 million was settled through receipt of additional shares in February 2018 with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 3 million total shares were repurchased under the agreement.

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

Share-based compensation expense is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Total pre-tax expense associated with share-based compensation and its related income tax benefit is shown in the table below. The year over year decrease in expense related to performance units, stock options and restricted stock units and awards is primarily due to modifications to the terms of awards in 2017 (see Equity Award Modifications below) and the prior year expense related to 9 million stock options granted in February 2017 to former President and CEO E. Hunter Harrison which were forfeited upon his death in December 2017.

	Second Quarters		Six Months
(Dollars in millions)	2018	2017	2018	2017

Share-Based Compensation Expense:
Performance Units	$8	$18	$14	$39
Stock Options	2	21	6	32
Restricted Stock Units and Awards	2	5	3	9
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$12	$44	$25	$82
Income Tax Benefit	$9	$13	$17	$29

CSX Q2 2018 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Long-term Incentive Plan
In February 2018, the Company granted approximately 350 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2018 through 2020, which was adopted under the CSX Stock and Incentive Award Plan. Payouts of performance units for the cycle ending with fiscal year 2020 will be based on the achievement of goals related to both operating ratio and free cash flow, in each case excluding non-recurring items as disclosed in the Company's financial statements. The final year operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other.

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to upward or downward adjustment by up to 25%, capped at an overall payout of 200%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair value of these performance units awarded in February 2018 was calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

Six Months
2018
Weighted-average assumptions used:
Annual dividend yield	1.6%
Risk-free interest rate	2.3%
Annualized volatility	29.2%
Expected life (in years)	2.9

Stock Options
Also, in February 2018, the Company granted approximately 950 thousand stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $14.55 per option which was calculated using the Black-Scholes valuation model. Stock options have been granted with ten-year terms and vest three years after the date of grant. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During second quarters 2018 and 2017, there were immaterial grants of stock options to certain members of management.

CSX Q2 2018 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

The fair values of all stock option awards during the quarters and six months ended June 30, 2018 and June 30, 2017 were estimated at the grant date with the following weighted average assumptions:

	Second Quarters		Six Months
	2018	2017	2018	2017
Weighted-average grant date fair value	$17.62	$12.27	$14.64	$12.83

Stock options valuation assumptions:
Annual dividend yield	1.3%	1.5%	1.5%	1.5%
Risk-free interest rate	2.8%	2.1%	2.6%	2.2%
Annualized volatility	25.8%	27.0%	27.0%	27.1%
Expected life (in years)	6.5	6.5	6.5	6.3

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$65.44	$47.80	$54.14	$49.60

Restricted Stock Units
Finally, in February 6, 2018, the Company granted approximately 85 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals. Restricted stock units were not granted to certain executive officers under the new LTIP. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K.

Equity Award Modifications
In 2017, as part of an enhanced severance benefit under the management streamlining and realignment initiative discussed in Note 1, unvested performance units, restricted stock units and stock options for separated employees not eligible for retirement were permitted to vest on a pro-rata basis. Additionally, the terms of unvested equity awards for the former Chief Executive Officer, Michael J. Ward, and former President, Clarence W. Gooden, were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018.

The award modifications noted above impacted approximately 70 employees and resulted in an increase to share-based compensation expense for revaluation of the affected awards of $19 million for the second quarter and $31 million for the six months ended June 30, 2017. The expense associated with these award modifications was included in the 2017 restructuring charge. There have been no significant award modifications in 2018.

CSX Q2 2018 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for significant management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	June 30, 2018			December 31, 2017
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$42	$105	$147	$43	$125	$168
Occupational	7	47	54	6	54	60
Total Casualty	49	152	201	49	179	228
Environmental	37	54	91	31	59	90
Other	28	26	54	28	28	56
Total	$114	$232	$346	$108	$266	$374

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

Casualty
Casualty reserves of $201 million and $228 million as of June 30, 2018 and December 31, 2017, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. During the second quarter the Company increased its self-insured retention amount for these claims from $50 million to $75 million per occurrence for claims occurring on or after June 1, 2018. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

Personal Injury
    Personal injury reserves represent liabilities for employee work-related and third-party injuries. Work-related injuries for CSXT employees are primarily subject to the Federal Employers’ Liability Act (“FELA”). CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. An analysis is performed by the actuary quarterly and is reviewed by management. This analysis for the quarter resulted in an immaterial adjustment to the personal injury reserve. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims based largely on CSXT's historical claims and settlement experience.

CSX Q2 2018 Form 10-Q p.15

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

Environmental
Environmental reserves were $91 million and $90 million as of June 30, 2018 and December 31, 2017, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 218 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX Q2 2018 Form 10-Q p.16

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

Other
Other reserves of $54 million and $56 million as of June 30, 2018 and December 31, 2017, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

NOTE 5.    Commitments and Contingencies

Insurance
The Company maintains numerous insurance programs with substantial limits for property damage (which includes business interruption) and third-party liability.  A certain amount of risk is retained by the Company on each of the property and liability programs. The Company has a $50 million per occurrence retention for floods and named windstorms and a $25 million per occurrence retention for property losses other than floods and named windstorms. For claims occurring on or after June 1, 2018, the Company increased its self-insured retention for third-party liability claims from $50 million to $75 million per occurrence. While the Company believes its insurance coverage is adequate, future claims could exceed existing insurance coverage or insurance may not continue to be available at commercially reasonable rates.

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $117 million in aggregate at June 30, 2018. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

CSX Q2 2018 Form 10-Q p.17

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

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. On October 10, 2017, the District Court issued an order denying class certification. The U.S. Court of Appeals for the D.C. Circuit is reviewing the District Court's denial of class certification and has scheduled oral argument to take place on September 28, 2018. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification remand proceedings.

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

CSX Q2 2018 Form 10-Q p.18

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

	Pension Benefits
(Dollars in millions)	Second Quarters		Six Months
	2018	2017	2018	2017
Service Cost Included in Labor and Fringe	$7	$9	$16	$20

Interest Cost	23	23	46	46
Expected Return on Plan Assets	(43)	(43)	(87)	(85)
Amortization of Net Loss	10	10	20	21
Total Income Included in Other Income - Net	(10)	(10)	(21)	(18)

Net Periodic Benefit Cost	$(3)	$(1)	$(5)	$2

Restructuring Charges - Non Operating (a)	—	7	—	57
Total (Income) Expense	$(3)	$6	$(5)	$59

	Other Post-retirement Benefits
(Dollars in millions)	Second Quarters		Six Months
	2018	2017	2018	2017
Service Cost Included in Labor and Fringe	$1	$1	$1	$1

Interest Cost	1	2	3	4
Total Expense Included in Other Income - Net	1	2	3	4

Net Periodic Benefit Cost	$2	$3	$4	$5

Restructuring Charges - Non Operating (a)	—	—	—	13
Total Expense	$2	$3	$4	$18
(a) Charges related to special termination benefits and curtailment costs were the result of the management workforce reductions in first quarter 2017. See Management Workforce Reductions in Note 1. Nature of Operations and Significant Accounting Policies.

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are required in 2018.

CSX Q2 2018 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of second quarter 2018 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2017	$19	$11,790	$11,809
2018 activity:
Long-term debt issued	—	2,000	2,000
Discount, premium and other activity		(21)	(21)
Long-term debt as of June 30, 2018	$19	$13,769	$13,788

Debt Issuance
    On February 20, 2018, CSX issued $800 million of 3.80% notes due 2028, $850 million of 4.30% notes due 2048, and $350 million of 4.65% notes due 2068. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at the Company’s major transportation units.

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

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of second quarter 2018, CSX was in compliance with all covenant requirements under this facility.

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

CSX Q2 2018 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Income Taxes

The effective tax rate decreased to 23.5% from 38.1% for the six months ended June 30, 2018 and June 30, 2017, respectively, primarily as a result of the significant reduction in the federal corporate income tax rate effective January 1, 2018. In its initial analysis of the impacts of the Tax Cuts and Job Act (the “Act” or “tax reform”), the Company made certain estimates that may be adjusted in future periods as required. The Act has significant complexity and implementation guidance from the Internal Revenue Service, clarifications of state tax law and the completion of the Company’s 2017 tax return filings, among other things, could all impact these estimates. The Company does not believe potential adjustments in future periods would materially impact the Company's financial condition or results of operations.

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

CSX Q2 2018 Form 10-Q p.21

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9.    Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $170 million and $95 million as of June 30, 2018 and December 31, 2017, respectively.

(Dollars in Millions)	June 30, 2018	December 31, 2017
Certificates of Deposit and Commercial Paper	$75	$—
Corporate Bonds	57	61
Government Securities	39	34
Total investments at fair value	$171	$95

These investments have the following maturities:

(Dollars in millions)	June 30, 2018	December 31, 2017
Less than 1 year	$82	$18
1 - 5 years	16	11
5 - 10 years	27	26
Greater than 10 years	46	40
Total investments at fair value	$171	$95

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

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in millions)	June 30, 2018	December 31, 2017
Long-term Debt (Including Current Maturities):
Fair Value	$14,069	$13,220
Carrying Value	13,788	11,809

CSX Q2 2018 Form 10-Q p.22

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $881 million and $575 million for second quarters and $1.5 billion and $943 million for six months 2018 and 2017, respectively.

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

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2017, Net of Tax	$(440)	$(46)	$(486)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(1)	(1)
Amounts Reclassified to Net Earnings	20	(3)	17
Tax (Expense) Benefit	(5)	1	(4)
Reclassification of Stranded Tax Effects	(108)	1	(107)
Total Other Comprehensive Loss	(93)	(2)	(95)
Balance June 30, 2018, Net of Tax	$(533)	$(48)	$(581)

CSX Q2 2018 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by lines of business as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Second Quarters		Six Months
(Dollars in millions)	2018	2017	2018	2017

Chemicals	$588	$552	$1,145	$1,118
Automotive	330	307	634	623
Agricultural and Food Products	327	321	634	653
Forest Products	215	194	410	386
Metals and Equipment	198	178	384	368
Minerals	137	128	251	242
Fertilizers	112	118	228	247
Total Merchandise	1,907	1,798	3,686	3,637

Domestic Coal	317	350	590	680
Export Coal	252	180	482	372
Total Coal	569	530	1,072	1,052

Domestic Intermodal	323	308	617	599
International Intermodal	167	140	322	283
Total Intermodal	490	448	939	882

Other	136	157	281	231
Total	$3,102	$2,933	$5,978	$5,802

Revenue Recognition
The Company generates revenue from freight billings under contracts with customers generally on a rate per carload, container or ton-basis based on origin to destination and commodities carried. The Company’s performance obligation arises when it receives a bill of lading (“BOL”) to transport a customer's commodities at a negotiated price contained in a transportation services agreement or a publicly disclosed tariff rate. Once a BOL is received, a contract is formed whereby the parties are committed to perform, collectability of consideration is probable and the rights of the parties, shipping terms and conditions, and payment terms are identified. A customer may submit several BOLs for transportation services at various times throughout a service agreement term but each shipment represents a distinct service that is a separately identified performance obligation. The average transit time to complete a shipment is between 3 to 8 days and payments for transportation services are normally billed once a BOL is received and are generally due within 15 days after the invoice date. The Company recognizes revenue over transit time of freight as it moves from origin to destination. Revenue for services started but not completed at the reporting date is allocated based on the relative transit time in each reporting period, with the portion allocated for services subsequent to the reporting date considered remaining performance obligations.

CSX Q2 2018 Form 10-Q p.24

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

Other revenue, which includes revenue from regional subsidiary railroads, demurrage, switching and other incidental charges, is recorded upon completion of the service and accounted for 4% of the Company’s total revenue in the second quarter and 5% for the six months ended June 30, 2018. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held beyond a specified period of time. Switching revenue is primarily generated when the Company switches cars for a customer or another railroad.

During the second quarters of 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit that the Company expects to recognize as revenue in the period subsequent to the reporting date, which is on average less than one week. As of June 30, 2018, the Company had no material remaining performance obligations.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of June 30, 2018.

CSX Q2 2018 Form 10-Q p.25

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	June 30, 2018	December 31, 2017

Freight Receivables	$844	$810
Freight Allowance for Doubtful Accounts	(17)	(17)
Freight Receivables, net	827	793

Non-Freight Receivables	218	186
Non-Freight Allowance for Doubtful Accounts	(9)	(9)
Non-Freight Receivables, net	209	177
Total Accounts Receivable, net	$1,036	$970

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in the second quarters of 2018 and 2017.

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

CSX Q2 2018 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Second Quarter 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,083	$19	$3,102
Expense	(84)	1,948	(45)	1,819
Operating Income	84	1,135	64	1,283

Equity in Earnings of Subsidiaries	942	—	(942)	—
Interest (Expense) / Benefit	(181)	(8)	32	(157)
Other Income / (Expense) - Net	6	29	(17)	18

Earnings Before Income Taxes	851	1,156	(863)	1,144
Income Tax Benefit / (Expense)	26	(274)	(19)	(267)
Net Earnings	$877	$882	$(882)	$877

Total Comprehensive Earnings	$881	$881	$(881)	$881

Second Quarter 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,914	$19	$2,933
Expense	6	2,024	(54)	1,976
Operating Income	(6)	890	73	957

Equity in Earnings of Subsidiaries	612	—	(612)	—
Interest (Expense) / Benefit	(143)	(8)	14	(137)
Other Income / (Expense) - Net	2	7	(2)	7

Earnings Before Income Taxes	465	889	(527)	827
Income Tax Benefit / (Expense)	45	(332)	(30)	(317)
Net Earnings	$510	$557	$(557)	$510

Total Comprehensive Earnings	$575	$558	$(558)	$575

CSX Q2 2018 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Six Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,940	$38	$5,978
Expense	(162)	3,891	(78)	3,651
Operating Income	162	2,049	116	2,327

Equity in Earnings of Subsidiaries	1,700	—	(1,700)	—
Interest (Expense) / Benefit	(345)	(17)	56	(306)
Other Income / (Expense) - Net	10	52	(27)	35

Earnings Before Income Taxes	1,527	2,084	(1,555)	2,056
Income Tax (Expense) / Benefit	45	(498)	(31)	(484)
Net Earnings	$1,572	$1,586	$(1,586)	$1,572

Total Comprehensive Earnings	$1,477	$1,581	$(1,581)	$1,477

Six Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$5,765	$37	$5,802
Expense	(42)	4,194	(76)	4,076
Operating Income	42	1,571	113	1,726

Equity in Earnings of Subsidiaries	1,034	—	(1,034)	—
Interest (Expense) / Benefit	(285)	(18)	29	(274)
Other Income / (Expense) - Net	5	(40)	(8)	(43)

Earnings Before Income Taxes	796	1,513	(900)	1,409
Income Tax (Expense) / Benefit	76	(567)	(46)	(537)
Net Earnings	$872	$946	$(946)	$872

Total Comprehensive Earnings	$943	$945	$(945)	$943

CSX Q2 2018 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
June 30, 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$1,172	$143	$5	$1,320
Short-term Investments	75	—	8	83
Accounts Receivable - Net	(6)	271	771	1,036
Receivable from Affiliates	1,005	4,360	(5,365)	—
Materials and Supplies	—	326	—	326
Other Current Assets	—	98	18	116
Total Current Assets	2,246	5,198	(4,563)	2,881

Properties	1	41,492	2,813	44,306
Accumulated Depreciation	(1)	(10,928)	(1,530)	(12,459)
Properties - Net	—	30,564	1,283	31,847

Investments in Conrail	—	—	931	931
Affiliates and Other Companies	(39)	832	17	810
Investments in Consolidated Subsidiaries	30,585	—	(30,585)	—
Other Long-term Assets	65	630	(240)	455
Total Assets	$32,857	$37,224	$(33,157)	$36,924

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$93	$710	$49	$852
Labor and Fringe Benefits Payable	38	381	67	486
Payable to Affiliates	5,536	441	(5,977)	—
Casualty, Environmental and Other Reserves	—	101	13	114
Current Maturities of Long-term Debt	—	18	1	19
Income and Other Taxes Payable	(389)	480	32	123
Other Current Liabilities	2	126	10	138
Total Current Liabilities	5,280	2,257	(5,805)	1,732

Casualty, Environmental and Other Reserves	—	190	42	232
Long-term Debt	13,039	730	—	13,769
Deferred Income Taxes - Net	(109)	6,436	205	6,532
Other Long-term Liabilities	638	305	(307)	636
Total Liabilities	$18,848	$9,918	$(5,865)	$22,901

Shareholders' Equity
Common Stock, $1 Par Value	$859	$181	$(181)	$859
Other Capital	127	5,096	(5,096)	127
Retained Earnings	13,604	22,025	(22,025)	13,604
Accumulated Other Comprehensive Loss	(581)	(10)	10	(581)
Noncontrolling Interest	—	14	—	14
Total Shareholders' Equity	$14,009	$27,306	$(27,292)	$14,023
Total Liabilities and Shareholders' Equity	$32,857	$37,224	$(33,157)	$36,924

CSX Q2 2018 Form 10-Q p.29

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

CSX Q2 2018 Form 10-Q p.30

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,311	$1,245	$(547)	$2,009
Investing Activities
Property Additions	—	(762)	(61)	(823)
Proceeds from Property Dispositions	—	141	—	141
Purchases of Short-term Investments	(75)	—	(2)	(77)
Proceeds from Sales of Short-term Investments	—	—	12	12
Other Investing Activities	(1)	(99)	92	(8)
Net Cash Provided by (Used in) Investing Activities	(76)	(720)	41	(755)
Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Long-term Debt Repaid	—	—	—	—
Dividends Paid	(384)	(500)	500	(384)
Shares Repurchased	(1,810)	—	—	(1,810)
Accelerated Share Repurchase Pending Final Settlement	(90)	—	—	(90)
Other Financing Activities	(53)	(3)	5	(51)
Net Cash Provided by (Used in) Financing Activities	(337)	(503)	505	(335)
Net Increase (Decrease) in Cash and Cash Equivalents	898	22	(1)	919
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$1,172	$143	$5	$1,320

CSX Q2 2018 Form 10-Q p.31

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Six Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$814	$973	$(221)	$1,566
Investing Activities
Property Additions	—	(873)	(82)	(955)
Proceeds from Property Dispositions	—	16	—	16
Purchases of Short-term Investments	(539)	—	(6)	(545)
Proceeds from Sales of Short-term Investments	490	—	2	492
Other Investing Activities	(2)	35	(8)	25
Net Cash Used in Investing Activities	(51)	(822)	(94)	(967)
Financing Activities
Long-term Debt Issued	850	—	—	850
Long-term Debt Repaid	(313)	—	—	(313)
Dividends Paid	(350)	(300)	300	(350)
Shares Repurchased	(757)	—	—	(757)
Other Financing Activities	(15)	(4)	7	(12)
Net Cash Provided by (Used in) Financing Activities	(585)	(304)	307	(582)
Net Increase (Decrease) in Cash and Cash Equivalents	178	(153)	(8)	17
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$483	$128	$9	$620

CSX Q2 2018 Form 10-Q p.32

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 2018 HIGHLIGHTS

•	Revenue increased $169 million to $3.1 billion, or 6% year over year.

•	Expenses decreased $157 million to $1.8 billion, or 8% year over year.

•	Operating income of $1.3 billion increased $326 million, or 34% year over year.

•	Operating ratio of 58.6% improved 880 basis points versus last year's quarter.

•	Earnings per diluted share of $1.01 increased $0.46, or 84% year over year.

	Second Quarters				Six Months
	2018	2017	Fav / (Unfav)	% Change	2018	2017	Fav / (Unfav)	% Change
Volume (in thousands)	1,646	1,620	26	2%	3,178	3,212	(34)	(1)%

(in millions)
Revenue	$3,102	$2,933	$169	6%	$5,978	$5,802	$176	3%
Expense	1,819	1,976	157	8%	3,651	4,076	425	10%
Operating Income	$1,283	$957	$326	34%	$2,327	$1,726	$601	35%

Operating Ratio	58.6%	67.4%	880	bps	61.1%	70.3%	920	bps

Earnings Per Diluted Share	$1.01	$0.55	$0.46	84%	$1.79	$0.94	$0.85	90%

CSX Q2 2018 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Second Quarters
	Volume			Revenue			Revenue Per Unit
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemicals	169	169	—%	$588	$552	7%	$3,479	$3,266	7%
Automotive	118	116	2	330	307	7	2,797	2,647	6
Agricultural and Food Products	112	114	(2)	327	321	2	2,920	2,816	4
Minerals	86	83	4	137	128	7	1,593	1,542	3
Forest Products	71	67	6	215	194	11	3,028	2,896	5
Metals and Equipment	69	67	3	198	178	11	2,870	2,657	8
Fertilizers	64	78	(18)	112	118	(5)	1,750	1,513	16
Total Merchandise	689	694	(1)	1,907	1,798	6	2,768	2,591	7
Coal	222	208	7	569	530	7	2,563	2,548	1
Intermodal	735	718	2	490	448	9	667	624	7
Other	—	—	—	136	157	(13)	—	—	—
Total	1,646	1,620	2%	$3,102	$2,933	6%	$1,885	$1,810	4%

Six Months
	Volume			Revenue			Revenue Per Unit
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemicals	331	344	(4)%	$1,145	$1,118	2%	$3,459	$3,250	6%
Automotive	230	235	(2)	634	623	2	2,757	2,651	4
Agricultural and Food Products	219	235	(7)	634	653	(3)	2,895	2,779	4
Minerals	152	153	(1)	251	242	4	1,651	1,582	4
Forest Products	138	134	3	410	386	6	2,971	2,881	3
Metals and Equipment	133	137	(3)	384	368	4	2,887	2,686	7
Fertilizers	128	155	(17)	228	247	(8)	1,781	1,594	12
Total Merchandise	1,331	1,393	(4)	3,686	3,637	1	2,769	2,611	6
Coal	423	413	2	1,072	1,052	2	2,534	2,547	(1)
Intermodal	1,424	1,406	1	939	882	6	659	627	5
Other	—	—	—	281	231	22	—	—	—
Total	3,178	3,212	(1)%	$5,978	$5,802	3%	$1,881	$1,806	4%

CSX Q2 2018 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Second Quarter 2018
Revenue
Total revenue increased six percent for second quarter 2018 when compared to second quarter 2017, primarily due to increases in fuel recovery, price increases across all markets and volume growth in most markets, partially offset by lower other revenue.

Merchandise
Chemicals - Volume was flat as stronger municipal waste, industrial chemicals and energy shipments were offset by reduced fly ash shipments.

Automotive - Volume increased due to stronger demand for trucks and SUVs, which drove higher North American vehicle production for this segment.

Agricultural and Food Products - Volume declined due to losses in the ethanol market, which were partially offset by gains in the export grain market.

Minerals - Volume increased due to stronger aggregate shipments for construction and paving projects.

Forest Products - Volume increased due to strength in building and paper products.

Metals and Equipment - Volume increased due to stronger metals shipments driven by truck conversions to rail, higher mill capacity utilization and greater demand for construction and pipe.

Fertilizers - Volume declined primarily due to the closure of a customer facility in late 2017 that previously moved short-haul rail shipments.

Coal
Domestic Coal - Utility coal volume declined reflecting strong competition from natural gas. Coke, iron ore and other volume increased primarily driven by stronger river shipments for domestic steel production.

Export Coal - Volume increased as global supply levels and elevated global benchmark prices supported continued demand for U.S. coal.

Intermodal
Domestic - Volume declined slightly as rationalization of low-density lanes in late 2017 more than offset growth with existing customers due to tightening truck capacity.

International - Volume increased driven by new customers and strong performance with existing customers, which more than offset losses from the rationalization of low-density lanes in late 2017.

Other
Other revenue decreased $21 million versus prior year due to a $58 million settlement in 2017 related to a customer that did not meet historical volume commitments. This was partially offset by increases in incidental charges.

CSX Q2 2018 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $1.8 billion decreased $157 million, or eight percent, year over year. Excluding a restructuring charge of $115 million in 2017, expenses decreased $42 million, or two percent, primarily driven by reductions in workforce, crew starts, and the active locomotive fleet as a result of implementing scheduled railroading, partially offset by fuel price increases of $69 million.

Labor and Fringe expense decreased $82 million from 2017 primarily due to reduced headcount and crew starts resulting from the implementation of scheduled railroading and lower operating costs.

Materials, Supplies and Other expense decreased $27 million due to the following:

•	Real estate gains were $37 million in 2018, and there were none in second quarter 2017.

•	A prior year favorable judgment for a previously condemned property resulted in a $55 million gain in 2017.

•	Other costs decreased $45 million primarily related to lower maintenance costs from the reduction in the active locomotive fleet, a reduction in contingent workers, and less operating support costs.

Depreciation expense increased slightly primarily due to impacts from changes in the asset base.

Fuel expense increased $72 million due to the following:

•	A 36 percent price increase drove $69 million in additional fuel expense.

•	Higher volume-related fuel costs and other non-significant items were partially offset by cost savings from locomotive fuel reduction initiatives.

Equipment and Other Rents expense increased $7 million primarily due to higher volume-related costs.

Equity Earnings of Affiliates increased $14 million primarily due to higher net earnings at TTX and Conrail, including an affiliate's property sale in 2018.

Interest expense increased $20 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other income - net increased $4 million primarily due to increased yields on investment securities.

Income tax expense decreased $50 million primarily due to the reduction of the federal income tax rate and a benefit related to state legislative changes, partially offset by increased earnings before income taxes. The effective tax rate decreased to 23.3% from 38.3% year over year primarily as a result of the significant reduction in the federal corporate income tax rate due to tax reform effective January 1, 2018.

CSX Q2 2018 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six Months Results of Operations

Revenue increased $176 million primarily due to higher fuel recovery, price increases across most markets and an increase in other revenue, partially offset by a slight decline in volume.

Expenses decreased $425 million primarily driven by reductions in workforce, crew starts, and the active locomotive fleet as a result of implementing scheduled railroading and a restructuring charge of $225 million in 2017, partially offset by fuel price increases of $117 million.

Interest expense increased $32 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other income - net increased $8 million primarily due to increased yields on investment securities.

Income tax expense decreased $53 million primarily due to the reduction of the federal income tax rate, partially offset by increased earnings before income taxes. The effective tax rate decreased to 23.5% from 38.1% year over year primarily as a result of the significant reduction in the federal corporate income tax rate due to tax reform effective January 1, 2018.

CSX Q2 2018 Form 10-Q p.37

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

As noted in Note 1. Nature of Operations and Significant Accounting Policies, the Company adopted the provisions of an accounting standard related to the presentation of net pension and other post-retirement benefit costs during the first quarter 2018 and applied them retrospectively. The retrospective impact of adoption for the second quarter and six months ended 2017 is shown in the following tables.

	Second Quarter 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution
As Previously Reported - GAAP	$958	67.4%	$510	$0.55
Reclassification of Net Pension and Other Post-Retirement Benefit (Expense)	(1)	—%	—	—
As Reclassified - GAAP	$957	67.4%	$510	$0.55
Restructuring Charge (a)(c)	115	(3.9)%	81	0.09
Adjusted Operating Results (non-GAAP)	$1,072	63.5%	$591	$0.64

	Six Months 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution
As Previously Reported - GAAP	$1,670	71.2%	$872	$0.94
Reclassification of Net Pension and Other Post-Retirement Benefit (Expense)	56	(0.9)%	—	—
As Reclassified - GAAP	$1,726	70.3%	$872	$0.94
Restructuring Charge (b)(c)	225	(3.9)%	189	0.21
Adjusted Operating Results (non-GAAP)	$1,951	66.4%	$1,061	$1.15
(a) For second quarter 2017, $7 million of the $122 million restructuring charge was reclassified to non-operating income (expense).
(b) For six months ended 2017, $70 million of the $295 million restructuring charge was reclassified to non-operating income (expense).
(c) The restructuring charge was tax effected using rates reflective of the applicable tax amounts for each component of the restructuring charge.

CSX Q2 2018 Form 10-Q p.38

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

	Six Months
(Dollars in millions)	2018	2017
Net cash provided by operating activities	$2,009	$1,566
Property additions	(823)	(955)
Other investing activities	133	41
Free Cash Flow (before payment of dividends)	1,319	652
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	10	85
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$1,329	$737
(a) The Company made cash payments related to the restructuring charge of $13 million and $129 million in six months ended 2018 and 2017, respectively. The Company also made a $7 million payment in 2017 to the former CEO and President for previously accrued non-qualified pension benefits that is not included in the restructuring charge.

Operating Statistics (Estimated)
The Company strives for continuous improvement in safety and service performance through training, innovation and investment. Investment in training and technology also is designed to allow the Company's employees to have an additional layer of protection that can detect and avoid many types of human factor incidents. Safety programs are designed to prevent incidents that can adversely impact employees, customers and communities. Continued capital investment in the Company's assets, including track, bridges, signals, equipment and detection technology also supports safety performance.

Effective third quarter 2017, the methodologies for calculating train velocity and terminal dwell were changed in order to more accurately represent operating performance. These revisions are consistent with the principles of scheduled railroading. Updated definitions for each key performance measure are included beneath the Operating Statistics table. Prior periods have been restated to conform to the current methodology. These revisions differ from the methodology prescribed by the Surface Transportation Board ("STB") for reporting train velocity and dwell. Train velocity and dwell will continue to be reported, using the prescribed methodology, to the STB on a weekly basis.

CSX Q2 2018 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From an operating perspective, train velocity and car dwell improved seven and eleven percent, respectively, to record levels in second quarter 2018. The operational plan is focused on delivering further service gains, improving transit times and driving asset utilization while controlling costs.

From a safety perspective, the FRA reportable personal injury frequency index of 0.91 for second quarter 2018 improved year over year, driven by a reduction in the number of personal injuries. The FRA train accident frequency rate of 3.72 for the quarter was unfavorable, driven by an increase in train accidents as well as fewer train miles due to implementing scheduled railroading and more direct routing across the network.

The Company is committed to continuous safety improvement and remains focused on reducing risk and improving its safety culture. In second quarter 2018, the Company made changes in safety leadership and engaged external resources to enhance the overall safety of its employees, customers, and communities in which the Company operates.

	Second Quarters			Six Months
	2018	2017	Improvement/ (Deterioration)	2018	2017	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	17.4	16.2	7%	17.4	15.1	15%
Dwell (Hours)(a)	9.7	10.9	11%	10.1	11.2	10%

Revenue Ton-Miles (Billions)
Merchandise	32.8	31.2	5%	64.2	63.0	2%
Coal	11.8	10.6	11%	22.1	21.2	4%
Intermodal	7.7	7.3	5%	14.7	14.3	3%
Total Revenue Ton-Miles	52.3	49.1	7%	101.0	98.5	3%

Total Gross Ton-Miles (Billions)	103.5	100.9	3%	199.7	202.5	(1)%
On-Time Originations	85%	88%	(3)%	83%	85%	(2)%
On-Time Arrivals	61%	69%	(12)%	59%	61%	(3)%

Safety
FRA Personal Injury Frequency Index	0.91	1.18	23%	1.01	1.07	6%
FRA Train Accident Rate	3.72	2.32	(60)%	3.66	2.61	(40)%
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

CSX Q2 2018 Form 10-Q p.40

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
Total assets increased $1.2 billion from year end primarily due to an increase in cash and cash equivalents of $919 million as a result of cash from operations of $2.0 billion and the issuance of $2.0 billion in long-term debt, partially offset by share repurchases of $1.8 billion, property additions of $823 million and dividends paid of $384 million. Total liabilities and shareholders' equity combined increased $1.2 billion from year end primarily due to the issuance of $2.0 billion in long-term debt and net earnings of $1.6 billion, partially offset by share repurchases of $1.8 billion, dividends paid of $384 million and accelerated share repurchase pending final settlement of $90 million.

Significant Cash Flows
The following chart highlights the net increase in cash and cash equivalents of $919 million and $17 million for operating, investing and financing activities for six months ended 2018 and 2017, respectively.

•	Cash provided by operating activities increased $443 million primarily driven by higher cash-generating income, including lower tax payments as a result of tax reform.

•	Cash used in investing activities decreased $212 million primarily driven by lower property additions and higher proceeds from property dispositions.

•	Cash used in financing activities decreased $247 million primarily due to higher net debt issued partially offset by increased share repurchases.

The Company's approved capital plan for 2018 is $1.6 billion, including approximately $200 million for Positive Train Control ("PTC"). Of the 2018 investment, the majority will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting productivity initiatives, service enhancements and profitable growth. CSX intends to fund capital investments through cash generated from operations.

CSX Q2 2018 Form 10-Q p.41

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company expects to continue incurring significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through June 2018 was $2.1 billion.

Liquidity and Working Capital
As of the end of second quarter 2018, CSX had $1.4 billion of cash, cash equivalents and short-term investments. CSX has a $1.0 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and as of the date of this filing, the Company has no outstanding balances under this facility. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

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

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $1.1 billion and $21 million as of June 30, 2018 and December 31, 2017, respectively. The increase in working capital since year end of $1.1 billion is primarily the result of cash from operations of $2.0 billion, the issuance of $2.0 billion in long-term debt and proceeds from property dispositions of $141 million. These increases were partially offset by cash used for share repurchases of $1.8 billion, property additions of $823 million and dividend payments of $384 million.

The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity. CSX is committed to ongoing shareholder distributions, supported by an investment grade credit profile. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Of the $5 billion total share repurchases authorized, $90 million is pending final settlement and the remaining $2.9 billion is expected to be completed by the end of first quarter 2019.

LABOR AGREEMENTS
The U.S. Class I railroads have been in collective bargaining with rail labor unions since January 2015. As of June 30, 2018, 12 of 13 rail unions have reached national agreements with the Class I railroads via ratification, executive action or interest arbitration. All agreements are effective January 1, 2015 through December 31, 2019, and collectively cover approximately 95 percent of CSXT's nearly 20,000 union employees. The Class I railroads remain in mediation with the International Association of Machinist and Aerospace Workers, which represents the remaining 5 percent of CSXT’s employees, and expect to reach a settlement in 2018.

CSX Q2 2018 Form 10-Q p.42

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

CSX Q2 2018 Form 10-Q p.43

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

•
natural events such as severe weather conditions, including floods, fire, hurricanes and earthquakes, a pandemic crisis affecting the health of the Company's employees, its shippers or the consumers of goods, or other unforeseen disruptions of the Company's operations, systems, property, equipment or supply chain;

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

CSX Q2 2018 Form 10-Q p.44

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

ITEM 4. CONTROLS AND PROCEDURES
As of June 30, 2018, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of June 30, 2018, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the second quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

CSX Q2 2018 Form 10-Q p.45

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program is expected to be completed by the end of first quarter 2019. During the second quarters of 2018 and 2017, the Company repurchased approximately $974 million, or 16 million shares, and $499 million, or 9 million shares, respectively.

On April 20, 2018, the Company entered into an accelerated share repurchase agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $450 million to a financial institution and received an initial delivery of shares valued at $360 million, or 6 million shares. The remaining balance of $90 million was settled through receipt of additional shares on July 17, 2018 with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 7 million total shares were repurchased under the agreement.

Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Shares are retired immediately upon repurchase.

Share repurchase activity for the second quarter 2018 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Second Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$3,964,406,369
April 1 - April 30, 2018	12,203,389	$58.41	12,182,789	3,252,839,006
May 1 - May 31, 2018	3,018,475	61.66	3,018,475	3,066,721,514
June 1 - June 30, 2018	1,185,623	64.61	1,185,443	2,990,125,207
Ending Balance	16,407,487	$59.46	16,386,707	$2,990,125,207
(a) The difference of 20,780 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

CSX Q2 2018 Form 10-Q p.46

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on July 17, 2018, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended June 30, 2018 and June 30, 2017, (ii) condensed consolidated comprehensive income statements for the fiscal periods ended June 30, 2018 and June 30, 2017 (iii) consolidated balance sheets at June 30, 2018 and December 31, 2017, (iv) consolidated cash flow statements for the fiscal periods ended June 30, 2018 and June 30, 2017, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q2 2018 Form 10-Q p.47

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Controller
(Principal Accounting Officer)

Dated: July 17, 2018

CSX Q2 2018 Form 10-Q p.48