Form 10-Q
period 2018-09-30
CSX CORP
filed 2018-10-17
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Yes (X) No ( )
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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
Yes ( ) No (X)
There were 844,420,361 shares of common stock outstanding on September 30, 2018 (the latest practicable date that is closest to the filing date).

CSX Q3 2018 Form 10-Q p.1

CSX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

CSX Q3 2018 Form 10-Q p.2

CSX CORPORATION

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2018	2017	2018	2017

Revenue	$3,129	$2,743	$9,107	$8,545
Expense
Labor and Fringe	695	725	2,060	2,271
Materials, Supplies and Other	474	523	1,425	1,590
Depreciation	334	331	986	978
Fuel	268	205	793	621
Equipment and Other Rents	89	109	302	313
Restructuring Charge (Note 1)	—	1	—	226
Equity Earnings of Affiliates	(24)	(19)	(79)	(48)
Total Expense	1,836	1,875	5,487	5,951

Operating Income	1,293	868	3,620	2,594

Interest Expense	(162)	(132)	(468)	(406)
Restructuring Charge - Non-Operating (Note 1)	—	—	—	(70)
Other Income - Net	19	14	54	41
Earnings Before Income Taxes	1,150	750	3,206	2,159

Income Tax Expense	(256)	(291)	(740)	(828)
Net Earnings	$894	$459	$2,466	$1,331

Per Common Share (Note 2)
Net Earnings Per Share, Basic	$1.05	$0.51	$2.85	$1.45
Net Earnings Per Share, Assuming Dilution	$1.05	$0.51	$2.83	$1.45

Average Shares Outstanding (In millions)	850	902	866	916
Average Shares Outstanding, Assuming Dilution (In millions)	854	906	870	919

Cash Dividends Paid Per Common Share	$0.22	$0.20	$0.66	$0.58

CONDENSED CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS (Unaudited)
(Dollars in millions, except per share amounts)

	Third Quarters		Nine Months
	2018	2017	2018	2017
Total Comprehensive Earnings (Note 10)	$901	$467	$2,378	$1,410

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.

CSX Q3 2018 Form 10-Q p.3

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Dollars in millions)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Current Assets:
Cash and Cash Equivalents	$663	$401
Short-term Investments	615	18
Accounts Receivable - Net (Note 11)	1,090	970
Materials and Supplies	283	372
Other Current Assets	133	154
Total Current Assets	2,784	1,915

Properties	44,485	44,324
Accumulated Depreciation	(12,614)	(12,560)
Properties - Net	31,871	31,764

Investment in Conrail	941	907
Affiliates and Other Companies	823	779
Other Long-term Assets	442	374
Total Assets	$36,861	$35,739

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$982	$847
Labor and Fringe Benefits Payable	517	602
Casualty, Environmental and Other Reserves (Note 4)	110	108
Current Maturities of Long-term Debt (Note 7)	18	19
Income and Other Taxes Payable	166	157
Other Current Liabilities	151	161
Total Current Liabilities	1,944	1,894

Casualty, Environmental and Other Reserves (Note 4)	231	266
Long-term Debt (Note 7)	13,754	11,790
Deferred Income Taxes - Net	6,584	6,418
Other Long-term Liabilities	613	650
Total Liabilities	23,126	21,018

Shareholders' Equity:
Common Stock, $1 Par Value	844	890
Other Capital	129	217
Retained Earnings	13,320	14,084
Accumulated Other Comprehensive Loss (Note 10)	(574)	(486)
Noncontrolling Interest	16	16
Total Shareholders' Equity	13,735	14,721
Total Liabilities and Shareholders' Equity	$36,861	$35,739

See accompanying notes to consolidated financial statements.

CSX Q3 2018 Form 10-Q p.4

CSX CORPORATION
ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED CASH FLOW STATEMENTS (Unaudited)
(Dollars in millions)

	Nine Months
	2018	2017

OPERATING ACTIVITIES
Net Earnings	$2,466	$1,331
Adjustments to Reconcile Net Earnings to Net Cash Provided by Operating Activities:
Depreciation	986	978
Deferred Income Taxes	148	161
Gain on Property Dispositions	(122)	(5)
Equity Earnings of Affiliates	(79)	(48)
Restructuring Charge	—	296
Cash Payments for Restructuring Charge	(14)	(147)
Other Operating Activities	(13)	40
Changes in Operating Assets and Liabilities:
Accounts Receivable	(97)	(78)
Other Current Assets	70	47
Accounts Payable	140	102
Income and Other Taxes Payable	19	180
Other Current Liabilities	(98)	4
Net Cash Provided by Operating Activities	3,406	2,861

INVESTING ACTIVITIES
Property Additions	(1,240)	(1,462)
Proceeds from Property Dispositions	257	38
Purchase of Short-term Investments	(611)	(645)
Proceeds from Sales of Short-term Investments	15	957
Other Investing Activities	(8)	33
Net Cash Used In Investing Activities	(1,587)	(1,079)

FINANCING ACTIVITIES
Long-term Debt Issued (Note 7)	2,000	850
Long-term Debt Repaid (Note 7)	(19)	(332)
Dividends Paid	(570)	(530)
Shares Repurchased	(2,816)	(1,763)
Accelerated Share Repurchase Pending Final Settlement (Note 2)	(100)	—
Other Financing Activities	(52)	(19)
Net Cash Used in Financing Activities	(1,557)	(1,794)

Net Increase (Decrease) in Cash and Cash Equivalents	262	(12)

CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	401	603
Cash and Cash Equivalents at End of Period	$663	$591

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying notes to consolidated financial statements.

CSX Q3 2018 Form 10-Q p.5

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

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the following:

•	Consolidated income statements for the quarter and nine months ended September 30, 2018 and September 30, 2017;

•	Condensed consolidated comprehensive income statements for the quarter and nine months ended September 30, 2018 and September 30, 2017;

•	Consolidated balance sheets at September 30, 2018 and December 31, 2017; and

•	Consolidated cash flow statements for the nine months ended September 30, 2018 and September 30, 2017.

CSX Q3 2018 Form 10-Q p.6

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

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday. On July 7, 2017 the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar:

•	Fiscal year 2018 (January 1, 2018 through December 31, 2018) will contain 365 days, and fiscal year 2017 (December 31, 2016 through December 31, 2017) contained 366 days.

•	Fiscal first quarter 2018 (January 1, 2018 through March 31, 2018) contained 90 days, and fiscal first quarter 2017 (December 31, 2016 through March 31, 2017) contained 91 days.

•	Fiscal second quarter 2018 (April 1, 2018 through June 30, 2018) contained 91 days, and fiscal second quarter 2017 (April 1, 2017 through June 30, 2017) contained 91 days.

•	Fiscal third quarter 2018 (July 1, 2018 through September 30, 2018) contained 92 days, and fiscal third quarter 2017 (July 1, 2017 through September 30, 2017) contained 92 days.

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

Except as otherwise specified, references to “third quarter(s)” or “nine months” indicate CSX's fiscal periods ending September 30, 2018 and September 30, 2017, and references to "year-end" indicate the fiscal year ended December 31, 2017.

New Accounting Pronouncements
Pronouncements adopted in 2018
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which permits entities to reclassify tax effects stranded in accumulated other comprehensive income as a result of tax reform to retained earnings. Companies that elect to reclassify these amounts must reclassify stranded tax effects for all items accounted for in accumulated other comprehensive income. The Company adopted this standard update in first quarter 2018 and applied it prospectively. Adoption resulted in the reclassification of $107 million in tax effects related to employee benefit plans from accumulated other comprehensive loss, increasing retained earnings by the same amount.

CSX Q3 2018 Form 10-Q p.7

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

In March 2017, the FASB issued ASU Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in operating expense on the consolidated income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets, amortization of net loss, special termination benefits and settlement and curtailment effects) should be presented as non-operating charges on the consolidated income statement. If these non-operating charges are related to prior year restructuring activities, they are presented as restructuring charge - non-operating. Other non-operating charges are presented as other income - net. The Company adopted the provisions of this standard during first quarter 2018 and applied them retrospectively. The retrospective impact of adoption for third quarter and nine months 2017 is shown in the following table.

	Third Quarter 2017			Nine Months 2017
(Dollars in millions)	As Previously Reported	Reclass	As Reclassified	As Previously Reported	Reclass	As Reclassified
Operating Expense:
Labor and Fringe	$717	$8	$725	$2,249	$22	$2,271
Restructuring Charge	1	—	1	296	(70)	226
Non-Operating Income (Expense):
Restructuring Charge - Non-Operating	$—	$—	$—	$—	$(70)	$(70)
Other Income - Net	6	8	14	19	22	41

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

Pronouncements to be adopted
In February 2016, the FASB issued ASU, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard update is effective for CSX beginning with the first quarter 2019 and the Company plans to adopt it using the cumulative-effect adjustment transition method approved by the FASB in July 2018. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. Software has been implemented that will assist in the recognition of additional assets and liabilities to be included on the balance sheet related to leases currently classified as operating leases with durations greater than twelve months, with certain allowable exceptions. In addition to lease agreements, service contracts and other agreements are also being reviewed to determine if they contain an embedded lease. The Company continues to evaluate the expected impact of this standard update on disclosures, but does not anticipate any material changes to operating results or liquidity as a result of right-of-use assets and corresponding lease liabilities that will be recorded.

CSX Q3 2018 Form 10-Q p.8

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

During third quarter 2017, restructuring charge of $1 million was incurred for advisory fees related to shareholder matters. Expenses related to the management workforce reduction and other costs during the nine months 2017 are shown in the following table.

	Nine Months 2017
(Dollars in millions)	As Previously Reported	Operating Restructuring Charge	Non-Operating Restructuring Charge
Severance and Pension	$144	$91	$53
Other Post-Retirement Benefits Curtailment	17	—	17
Employee Equity Awards Proration and Other	16	16	—
Subtotal Management Workforce Reduction	$177	$107	$70
Reimbursement Arrangements	84	84	—
Executive Equity Awards Proration	24	24	—
Advisory Fees Related to Shareholder Matters	11	11	—
Total Restructuring Charge	$296	$226	$70

CSX Q3 2018 Form 10-Q p.9

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Third Quarters		Nine Months
	2018	2017	2018	2017
Numerator (Dollars in millions):
Net Earnings	$894	$459	$2,466	$1,331
Dividend Equivalents on Restricted Stock	—	—	—	(1)
Net Earnings, Attributable to Common Shareholders	$894	$459	$2,466	$1,330

Denominator (Units in millions):
Average Common Shares Outstanding	850	902	866	916
Other Potentially Dilutive Common Shares	4	4	4	3
Average Common Shares Outstanding, Assuming Dilution	854	906	870	919

Net Earnings Per Share, Basic	$1.05	$0.51	$2.85	$1.45
Net Earnings Per Share, Assuming Dilution	$1.05	$0.51	$2.83	$1.45

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

When calculating diluted earnings per share, this rule requires CSX to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately seven thousand and 10 million of total average outstanding stock options for the third quarters ended September 30, 2018 and September 30, 2017, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

CSX Q3 2018 Form 10-Q p.10

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.    Earnings Per Share, continued

Share Repurchases
In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program is expected to be completed by the end of first quarter 2019. During the third quarters of 2018 and 2017, the Company repurchased approximately $1.0 billion, or 15 million shares, and $1.0 billion, or 20 million shares, respectively. During the nine months of 2018 and 2017, the Company repurchased $2.8 billion, or 46 million shares, and $1.8 billion, or 35 million shares, respectively.

On July 19, 2018, the Company entered into an accelerated share repurchase agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $500 million to a financial institution and received an initial delivery of 6 million shares valued at $400 million. The remaining balance of $100 million was settled through receipt of additional shares on October 11, 2018, with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 7 million total shares were repurchased under the agreement.

Under an accelerated share repurchase agreement executed in April 2018, the Company made a prepayment of $450 million to a financial institution and received an initial delivery of 6 million shares valued at $360 million. The remaining balance of $90 million was settled through receipt of additional shares in July 2018, with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 7 million total shares were repurchased under the agreement.

Under an accelerated share repurchase agreement executed in January 2018, the Company made a prepayment of $150 million to a financial institution and received an initial delivery of shares valued at $120 million. The remaining balance of $30 million was settled through receipt of additional shares in February 2018 with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 3 million total shares were repurchased under the agreement.

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

CSX Q3 2018 Form 10-Q p.11

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

In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of CSX common stock per year. No shares will be issued under the ESPP until first quarter 2019.

Share-based compensation expense is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Total pre-tax expense associated with share-based compensation and its related income tax benefit is shown in the table below. The year over year decrease in third quarter share-based compensation expense is primarily due to the prior year expense related to 9 million stock options granted in February 2017 to former President and CEO E. Hunter Harrison, which were forfeited upon his death in December 2017. Additionally, the decrease in nine months expense was also due to modifications to the terms of awards in the first and second quarters of 2017 (see Equity Award Modifications below).

	Third Quarters		Nine Months
(Dollars in millions)	2018	2017	2018	2017

Share-Based Compensation Expense:
Performance Units	$8	$3	$22	$41
Stock Options	4	14	10	47
Restricted Stock Units and Awards	1	2	4	11
Stock Awards for Directors	—	—	2	2
Total Share-Based Compensation Expense	$13	$19	$38	$101
Income Tax Benefit	$6	$12	$23	$41

Long-term Incentive Plan
In February 2018, the Company granted approximately 350 thousand performance units to certain employees under a new long-term incentive plan ("LTIP") for the years 2018 through 2020, which was adopted under the CSX Stock and Incentive Award Plan. During third quarter 2018, there were immaterial grants of performance units to certain members of management. No performance units were granted during third quarter 2017.

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

CSX Q3 2018 Form 10-Q p.12

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Grants were made in performance units, with each unit representing the right to receive one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals. Payouts for certain executive officers are subject to upward or downward adjustment by up to 25%, capped at an overall payout of 200%, based upon the Company's total shareholder return relative to specified comparable groups over the performance period. The fair value of the performance units awarded during the quarter and nine months ended September 30, 2018 was calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

	Third Quarter	Nine Months
	2018	2018
Weighted-average assumptions used:
Annual dividend yield	1.2%	1.6%
Risk-free interest rate	2.7%	2.3%
Annualized volatility	27.9%	29.1%
Expected life (in years)	2.3	2.9

Stock Options
Also, in February 2018, the Company granted approximately 950 thousand stock options along with the corresponding LTIP. The fair value of stock options on the date of grant was $14.55 per option which was calculated using the Black-Scholes valuation model. Stock options have been granted with ten-year terms and vest three years after the date of grant. The exercise price for stock options granted equals the closing market price of the underlying stock on the date of grant. These awards are time-based and are not based upon attainment of performance goals. During third quarter 2018, there were immaterial grants of stock options to certain members of management. No stock options awards were granted during third quarter 2017.

The fair values of all stock option awards during the quarter and nine months ended September 30, 2018 and September 30, 2017 were estimated at the grant date with the following weighted average assumptions:

	Third Quarters		Nine Months
	2018	2017	2018	2017
Weighted-average grant date fair value	$20.52	$—	$14.65	$12.83

Stock options valuation assumptions:
Annual dividend yield	1.2%	—%	1.5%	1.5%
Risk-free interest rate	2.8%	—%	2.6%	2.2%
Annualized volatility	25.5%	—%	27.0%	27.1%
Expected life (in years)	6.5	—	6.5	6.3

Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$74.84	$—	$54.19	$49.60

CSX Q3 2018 Form 10-Q p.13

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.     Share-Based Compensation, continued

Restricted Stock Units
Finally, in February 2018, the Company granted approximately 85 thousand restricted stock units along with the corresponding LTIP. The restricted stock units vest three years after the date of grant. Participants receive cash dividend equivalents on the unvested shares during the restriction period. These awards are time-based and are not based upon attainment of performance goals. For information related to the Company's other outstanding long-term incentive compensation, see CSX's most recent annual report on Form 10-K. During third quarter 2018, there were immaterial grants of restricted stock units to certain members of management. No restricted stock units were granted during third quarter 2017.

Equity Award Modifications
In 2017, as part of an enhanced severance benefit under the management streamlining and realignment initiative discussed in Note 1, unvested performance units, restricted stock units and stock options for separated employees not eligible for retirement were permitted to vest on a pro-rata basis. Additionally, the terms of unvested equity awards for the former Chief Executive Officer, Michael J. Ward, and former President, Clarence W. Gooden, were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018. These award modifications impacted approximately 70 employees and resulted in an increase to share-based compensation expense for revaluation of the affected awards of $31 million for the nine months ended September 30, 2017. The expense associated with these award modifications was included in the 2017 restructuring charge. No significant award modifications took place in 2018 or in third quarter 2017.

NOTE 4.    Casualty, Environmental and Other Reserves

Personal injury and environmental reserves are considered critical accounting estimates due to the need for significant management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	September 30, 2018			December 31, 2017
(Dollars in millions)	Current	Long-term	Total	Current	Long-term	Total

Casualty:
Personal Injury	$42	$108	$150	$43	$125	$168
Occupational	7	47	54	6	54	60
Total Casualty	49	155	204	49	179	228
Environmental	37	52	89	31	59	90
Other	24	24	48	28	28	56
Total	$110	$231	$341	$108	$266	$374

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

CSX Q3 2018 Form 10-Q p.14

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4.    Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $204 million and $228 million as of September 30, 2018 and December 31, 2017, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. During second quarter 2018, the Company increased its self-insured retention amount for these claims from $50 million to $75 million per occurrence for claims occurring on or after June 1, 2018. Currently, no individual claim is expected to exceed the self-insured retention amount. In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries. These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

Environmental
Environmental reserves were $89 million and $90 million as of September 30, 2018 and December 31, 2017, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 216 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company's land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

CSX Q3 2018 Form 10-Q p.15

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

Other
Other reserves of $48 million and $56 million as of September 30, 2018 and December 31, 2017, respectively, include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

CSX Q3 2018 Form 10-Q p.16

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $2 million to $118 million in aggregate at September 30, 2018. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.

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

CSX Q3 2018 Form 10-Q p.17

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5.    Commitments and Contingencies, continued

In June 2012, the District Court certified the case as a class action. The decision was not a ruling on the merits of plaintiffs' claims, but rather a decision to allow the plaintiffs to seek to prove the case as a class. The defendant railroads petitioned the U.S. Court of Appeals for the D.C. Circuit for permission to appeal the District Court's class certification decision. In August 2013, the D.C. Circuit issued a decision vacating the class certification decision and remanded the case to the District Court to reconsider its class certification decision. On October 10, 2017, the District Court issued an order denying class certification. The U.S. Court of Appeals for the D.C. Circuit is reviewing the District Court's denial of class certification and held oral argument on September 28, 2018, with a decision yet to be issued. The District Court has delayed proceedings on the merits of the case pending the outcome of the class certification proceedings.

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

CSX Q3 2018 Form 10-Q p.18

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

Only the service cost component of net periodic benefit costs is included in labor and fringe expense on the consolidated income statement. All other components of net periodic benefit cost are included in other income - net or, if related to prior year restructuring activities, in restructuring charge - non-operating.

	Pension Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2018	2017	2018	2017
Service Cost Included in Labor and Fringe	$8	$8	$24	$28

Interest Cost	23	23	69	69
Expected Return on Plan Assets	(44)	(43)	(131)	(128)
Amortization of Net Loss	10	10	30	31
Total Income Included in Other Income - Net	(11)	(10)	(32)	(28)

Net Periodic Benefit Cost	$(3)	$(2)	$(8)	$—

Restructuring Charges - Non Operating(a)	—	—	—	57
Total (Income) Expense	$(3)	$(2)	$(8)	$57

	Other Post-retirement Benefits
(Dollars in millions)	Third Quarters		Nine Months
	2018	2017	2018	2017
Service Cost Included in Labor and Fringe	$—	$—	$1	$1

Interest Cost	2	2	5	6
Total Expense Included in Other Income - Net	2	2	5	6

Net Periodic Benefit Cost	$2	$2	$6	$7

Restructuring Charges - Non Operating(a)	—	—	—	13
Total Expense	$2	$2	$6	$20
(a) Charges related to special termination benefits and curtailment costs were the result of the management workforce reductions in first quarter 2017. See Restructuring Charge in Note 1, Nature of Operations and Significant Accounting Policies.

Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. No contributions to the Company's qualified pension plans are required in 2018.

CSX Q3 2018 Form 10-Q p.19

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.    Debt and Credit Agreements

Total activity related to long-term debt as of the end of third quarter 2018 is shown in the table below. For fair value information related to the Company's long-term debt, see Note 9, Fair Value Measurements.

(Dollars in millions)	Current Portion	Long-term Portion	Total
Long-term debt as of December 31, 2017	$19	$11,790	$11,809
2018 activity:
Long-term debt issued	—	2,000	2,000
Long-term debt repaid	(19)	—	(19)
Reclassifications	18	(18)	—
Discount, premium and other activity	—	(18)	(18)
Long-term debt as of September 30, 2018	$18	$13,754	$13,772

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

Commercial Paper
On September 14, 2018, the Company established a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At September 30, 2018, the Company had no outstanding debt under the commercial paper program.

Credit Facility
CSX has a $1.0 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. The facility allows same-day borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in May 2020, and at September 30, 2018, the Company had no outstanding balances under this facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of third quarter 2018, CSX was in compliance with all covenant requirements under this facility.

Receivables Securitization Facility
The Company has a receivables securitization facility with a three-year term scheduled to expire in September 2019. The purpose of this facility is to provide a low cost source of short-term liquidity of up to $200 million, depending on eligible receivables balances. At September 30, 2018, the Company had no outstanding balances under this facility.

CSX Q3 2018 Form 10-Q p.20

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.    Income Taxes

The effective tax rate decreased to 23.1% from 38.4% for the nine months ended September 30, 2018 and September 30, 2017, respectively, primarily as a result of the significant reduction in the federal corporate income tax rate effective January 1, 2018. During third quarter 2018, the Company filed its 2017 Federal Income Tax return which resulted in an immaterial adjustment to the deferred tax liability and tax expense.  Accordingly, the Company's accounting for the federal rate reduction under the Tax Cuts and Jobs Act (“the Act”) is now complete. The Act has significant complexity and implementation guidance from the Internal Revenue Service and clarifications of state tax law, among other things, could impact the Company's accounting for provisions of the Act other than the federal rate reduction within the measurement period as defined in the SEC's Staff Accounting Bulletin No. 118 ("SAB 118"). As such, any resulting potential adjustments within the measurement period remain open under SAB 118. The Company does not believe potential adjustments in future periods would materially impact its financial condition or results of operations.

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

CSX Q3 2018 Form 10-Q p.21

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

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $705 million and $95 million as of September 30, 2018 and December 31, 2017, respectively.

(Dollars in Millions)	September 30, 2018	December 31, 2017
Certificates of Deposit and Commercial Paper	$610	$—
Corporate Bonds	56	61
Government Securities	40	34
Total investments at fair value	$706	$95

These investments have the following maturities:

(Dollars in millions)	September 30, 2018	December 31, 2017
Less than 1 year	$615	$18
1 - 5 years	17	11
5 - 10 years	25	26
Greater than 10 years	49	40
Total investments at fair value	$706	$95

CSX Q3 2018 Form 10-Q p.22

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

(Dollars in millions)	September 30, 2018	December 31, 2017
Long-term Debt (Including Current Maturities):
Fair Value	$14,173	$13,220
Carrying Value	13,772	11,809

CSX Q3 2018 Form 10-Q p.23

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10.     Other Comprehensive Income (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the Consolidated Comprehensive Income Statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $901 million and $467 million for third quarters and $2.4 billion and $1.4 billion for nine months 2018 and 2017, respectively.

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

Changes in the AOCI balance by component are shown in the table below. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income - net on the consolidated income statements. See Note 6, Employee Benefit Plans, for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in equity earnings of affiliates on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 31, 2017, Net of Tax	$(440)	$(46)	$(486)
Other Comprehensive Income (Loss)
Loss Before Reclassifications	—	(2)	(2)
Amounts Reclassified to Net Earnings	31	(4)	27
Tax (Expense) Benefit	(7)	1	(6)
Reclassification of Stranded Tax Effects	(108)	1	(107)
Total Other Comprehensive Loss	(84)	(4)	(88)
Balance September 30, 2018, Net of Tax	$(524)	$(50)	$(574)

CSX Q3 2018 Form 10-Q p.24

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by lines of business as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors:

	Third Quarters		Nine Months
(Dollars in millions)	2018	2017	2018	2017

Chemicals	$596	$546	$1,741	$1,664
Agricultural and Food Products	325	288	959	941
Automotive	300	269	934	892
Forest Products	223	181	633	567
Metals and Equipment	205	178	589	546
Minerals	137	120	388	362
Fertilizers	104	106	332	353
Total Merchandise	1,890	1,688	5,576	5,325

Domestic Coal	347	350	937	1,029
Export Coal	241	164	723	537
Total Coal	588	514	1,660	1,566

Domestic Intermodal	331	297	948	896
International Intermodal	169	149	491	432
Total Intermodal	500	446	1,439	1,328

Other	151	95	432	326
Total	$3,129	$2,743	$9,107	$8,545

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

CSX Q3 2018 Form 10-Q p.25

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

Other revenue, which includes revenue from regional subsidiary railroads, demurrage, switching and other incidental charges, is recorded upon completion of the service and accounted for 5% of the Company’s total revenue in the third quarter and for the nine months ended September 30, 2018. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching revenue is primarily generated when the Company switches cars for a customer or another railroad.

During the third quarters of 2018 and 2017, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of September 30, 2018, the Company had no material remaining performance obligations.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. The Company had no material contract assets, contract liabilities or deferred contract costs recorded on the consolidated balance sheet as of September 30, 2018.

CSX Q3 2018 Form 10-Q p.26

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11.     Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	September 30, 2018	December 31, 2017

Freight Receivables	$887	$810
Freight Allowance for Doubtful Accounts	(17)	(17)
Freight Receivables, net	870	793

Non-Freight Receivables	230	186
Non-Freight Allowance for Doubtful Accounts	(10)	(9)
Non-Freight Receivables, net	220	177
Total Accounts Receivable, net	$1,090	$970

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in the third quarters of 2018 and 2017.

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

CSX Q3 2018 Form 10-Q p.27

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Third Quarter 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$3,110	$19	$3,129
Expense	(86)	1,952	(30)	1,836
Operating Income	86	1,158	49	1,293

Equity in Earnings of Subsidiaries	953	—	(953)	—
Interest (Expense) / Benefit	(190)	(11)	39	(162)
Other Income / (Expense) - Net	6	35	(22)	19

Earnings Before Income Taxes	855	1,182	(887)	1,150
Income Tax Benefit / (Expense)	39	(278)	(17)	(256)
Net Earnings	$894	$904	$(904)	$894

Total Comprehensive Earnings	$901	$903	$(903)	$901

Third Quarter 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$2,725	$18	$2,743
Expense	(129)	2,031	(27)	1,875
Operating Income	129	694	45	868

Equity in Earnings of Subsidiaries	472	—	(472)	—
Interest (Expense) / Benefit	(147)	(3)	18	(132)
Other Income / (Expense) - Net	1	19	(6)	14

Earnings Before Income Taxes	455	710	(415)	750
Income Tax Benefit / (Expense)	4	(277)	(18)	(291)
Net Earnings	$459	$433	$(433)	$459

Total Comprehensive Earnings	$467	$433	$(433)	$467

CSX Q3 2018 Form 10-Q p.28

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in millions)
Nine Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$9,050	$57	$9,107
Expense	(248)	5,843	(108)	5,487
Operating Income	248	3,207	165	3,620

Equity in Earnings of Subsidiaries	2,653	—	(2,653)	—
Interest (Expense) / Benefit	(535)	(28)	95	(468)
Other Income / (Expense) - Net	16	87	(49)	54

Earnings Before Income Taxes	2,382	3,266	(2,442)	3,206
Income Tax (Expense) / Benefit	84	(776)	(48)	(740)
Net Earnings	$2,466	$2,490	$(2,490)	$2,466

Total Comprehensive Earnings	$2,378	$2,484	$(2,484)	$2,378

Nine Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Revenue	$—	$8,490	$55	$8,545
Expense	(171)	6,225	(103)	5,951
Operating Income	171	2,265	158	2,594

Equity in Earnings of Subsidiaries	1,506	—	(1,506)	—
Interest (Expense) / Benefit	(432)	(21)	47	(406)
Other Income / (Expense) - Net	6	(21)	(14)	(29)

Earnings Before Income Taxes	1,251	2,223	(1,315)	2,159
Income Tax (Expense) / Benefit	80	(844)	(64)	(828)
Net Earnings	$1,331	$1,379	$(1,379)	$1,331

Total Comprehensive Earnings	$1,410	$1,378	$(1,378)	$1,410

CSX Q3 2018 Form 10-Q p.29

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Balance Sheet
(Dollars in millions)
September 30, 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated

ASSETS
Current Assets
Cash and Cash Equivalents	$537	$116	$10	$663
Short-term Investments	610	—	5	615
Accounts Receivable - Net	1	221	868	1,090
Receivable from Affiliates	960	5,256	(6,216)	—
Materials and Supplies	—	283	—	283
Other Current Assets	—	115	18	133
Total Current Assets	2,108	5,991	(5,315)	2,784

Properties	1	41,629	2,855	44,485
Accumulated Depreciation	(1)	(11,043)	(1,570)	(12,614)
Properties - Net	—	30,586	1,285	31,871

Investments in Conrail	—	—	941	941
Affiliates and Other Companies	(39)	846	16	823
Investments in Consolidated Subsidiaries	31,288	—	(31,288)	—
Other Long-term Assets	77	613	(248)	442
Total Assets	$33,434	$38,036	$(34,609)	$36,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$189	$753	$40	$982
Labor and Fringe Benefits Payable	40	434	43	517
Payable to Affiliates	6,339	397	(6,736)	—
Casualty, Environmental and Other Reserves	—	97	13	110
Current Maturities of Long-term Debt	—	18	—	18
Income and Other Taxes Payable	(415)	542	39	166
Other Current Liabilities	1	148	2	151
Total Current Liabilities	6,154	2,389	(6,599)	1,944

Casualty, Environmental and Other Reserves	—	191	40	231
Long-term Debt	13,043	711	—	13,754
Deferred Income Taxes - Net	(99)	6,484	199	6,584
Other Long-term Liabilities	617	300	(304)	613
Total Liabilities	$19,715	$10,075	$(6,664)	$23,126

Shareholders' Equity
Common Stock, $1 Par Value	$844	$181	$(181)	$844
Other Capital	129	5,096	(5,096)	129
Retained Earnings	13,320	22,679	(22,679)	13,320
Accumulated Other Comprehensive Loss	(574)	(11)	11	(574)
Noncontrolling Interest	—	16	—	16
Total Shareholders' Equity	$13,719	$27,961	$(27,945)	$13,735
Total Liabilities and Shareholders' Equity	$33,434	$38,036	$(34,609)	$36,861

CSX Q3 2018 Form 10-Q p.30

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

CSX Q3 2018 Form 10-Q p.31

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2018	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$2,417	$1,792	$(803)	$3,406
Investing Activities
Property Additions	—	(1,134)	(106)	(1,240)
Proceeds from Property Dispositions	—	257	—	257
Purchases of Short-term Investments	(609)	—	(2)	(611)
Proceeds from Sales of Short-term Investments	—	—	15	15
Other Investing Activities	(1)	(149)	142	(8)
Net Cash Provided by (Used in) Investing Activities	(610)	(1,026)	49	(1,587)
Financing Activities
Long-term Debt Issued	2,000	—	—	2,000
Long-term Debt Repaid	—	(19)	—	(19)
Dividends Paid	(570)	(750)	750	(570)
Shares Repurchased	(2,816)	—	—	(2,816)
Accelerated Share Repurchase Pending Final Settlement	(100)	—	—	(100)
Other Financing Activities	(58)	(2)	8	(52)
Net Cash Provided by (Used in) Financing Activities	(1,544)	(771)	758	(1,557)
Net Increase (Decrease) in Cash and Cash Equivalents	263	(5)	4	262
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$537	$116	$10	$663

CSX Q3 2018 Form 10-Q p.32

CSX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.    Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in millions)
Nine Months 2017	CSX Corporation	CSX Transportation	Eliminations and Other	Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,590	$1,544	$(273)	$2,861
Investing Activities
Property Additions	—	(1,311)	(151)	(1,462)
Proceeds from Property Dispositions	—	38	—	38
Purchases of Short-term Investments	(639)	—	(6)	(645)
Proceeds from Sales of Short-term Investments	955	—	2	957
Other Investing Activities	(2)	60	(25)	33
Net Cash Provided by (Used in) Investing Activities	314	(1,213)	(180)	(1,079)
Financing Activities
Long-term Debt Issued	850	—	—	850
Long-term Debt Repaid	(312)	(20)	—	(332)
Dividends Paid	(530)	(450)	450	(530)
Shares Repurchased	(1,763)	—	—	(1,763)
Other Financing Activities	(21)	5	(3)	(19)
Net Cash Provided by (Used in) Financing Activities	(1,776)	(465)	447	(1,794)
Net Increase (Decrease) in Cash and Cash Equivalents	128	(134)	(6)	(12)
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$433	$147	$11	$591

CSX Q3 2018 Form 10-Q p.33

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 2018 HIGHLIGHTS

•	Revenue increased $386 million to $3.1 billion, or 14% year over year.

•	Expenses decreased $39 million to $1.8 billion, or 2% year over year.

•	Operating income of $1.3 billion increased $425 million, or 49% year over year.

•	Operating ratio of 58.7% improved 970 basis points versus last year's quarter.

•	Earnings per diluted share of $1.05 increased $0.54, or 106% year over year.

	Third Quarters				Nine Months
	2018	2017	Fav / (Unfav)	% Change	2018	2017	Fav / (Unfav)	% Change
Volume (in thousands)	1,656	1,587	69	4%	4,834	4,799	35	1%

(in millions)
Revenue	$3,129	$2,743	$386	14%	$9,107	$8,545	$562	7%
Expense	1,836	1,875	39	2%	5,487	5,951	464	8%
Operating Income	$1,293	$868	$425	49%	$3,620	$2,594	$1,026	40%

Operating Ratio	58.7%	68.4%	970	bps	60.3%	69.6%	930	bps

Earnings Per Diluted Share	$1.05	$0.51	$0.54	106%	$2.83	$1.45	$1.38	95%

CSX Q3 2018 Form 10-Q p.34

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
Third Quarters
	Volume			Revenue			Revenue Per Unit
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemicals	172	164	5%	$596	$546	9%	$3,465	$3,329	4%
Agricultural and Food Products	112	106	6	325	288	13	2,902	2,717	7
Automotive	111	105	6	300	269	12	2,703	2,562	6
Minerals	85	80	6	137	120	14	1,612	1,500	7
Forest Products	74	64	16	223	181	23	3,014	2,828	7
Metals and Equipment	69	64	8	205	178	15	2,971	2,781	7
Fertilizers	60	68	(12)	104	106	(2)	1,733	1,559	11
Total Merchandise	683	651	5	1,890	1,688	12	2,767	2,593	7
Coal	234	218	7	588	514	14	2,513	2,358	7
Intermodal	739	718	3	500	446	12	677	621	9
Other	—	—	—	151	95	59	—	—	—
Total	1,656	1,587	4%	$3,129	$2,743	14%	$1,889	$1,728	9%

Nine Months
	Volume			Revenue			Revenue Per Unit
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change
Chemicals	503	508	(1)%	$1,741	$1,664	5%	$3,461	$3,276	6%
Agricultural and Food Products	331	341	(3)	959	941	2	2,897	2,760	5
Automotive	341	340	—	934	892	5	2,739	2,624	4
Minerals	237	233	2	388	362	7	1,637	1,554	5
Forest Products	212	198	7	633	567	12	2,986	2,864	4
Metals and Equipment	202	201	—	589	546	8	2,916	2,716	7
Fertilizers	188	223	(16)	332	353	(6)	1,766	1,583	12
Total Merchandise	2,014	2,044	(1)	5,576	5,325	5	2,769	2,605	6
Coal	657	631	4	1,660	1,566	6	2,527	2,482	2
Intermodal	2,163	2,124	2	1,439	1,328	8	665	625	6
Other	—	—	—	432	326	33	—	—	—
Total	4,834	4,799	1%	$9,107	$8,545	7%	$1,884	$1,781	6%

CSX Q3 2018 Form 10-Q p.35

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Third Quarter 2018
Revenue
Total revenue increased 14 percent for third quarter 2018 when compared to third quarter 2017, due to volume growth in most markets, increases in fuel recovery, favorable mix, higher other revenue and price increases.

Merchandise
Chemicals - Volume increased as stronger crude oil, waste and core chemicals shipments more than offset reduced fly ash and sand shipments.

Agricultural and Food Products - Volume increased due to gains in the domestic and export grain markets, which were partially offset by losses in the ethanol market.

Automotive - Volume increased due to higher North American vehicle production of trucks and SUVs.

Minerals - Volume increased due to stronger shipments for construction and paving projects.

Forest Products - Volume increased due to strength in building products as well as e-commerce driven pulpboard demand.

Metals and Equipment - Volume increased due to stronger metals shipments driven by truck conversions to rail, higher mill capacity utilization and greater demand for construction and pipe.

Fertilizers - Volume declined due to the closure of a customer facility in late 2017 that previously moved short-haul rail shipments.

Coal
Domestic - Utility coal volume declined reflecting strong competition from natural gas. Coke, iron ore and other volume increased primarily driven by stronger domestic steel production.

Export - Volume increased as global supply levels and elevated global benchmark prices supported continued demand for U.S. coal.

Intermodal
Domestic - Volume increased as tight truck supply drove growth with existing customers, which was partially offset by the rationalization of low-density lanes in late 2017.

International - Volume increased driven by new customers and strong performance with existing customers, which more than offset losses from the rationalization of low-density lanes in late 2017.

Other Revenue
Other revenue increased $56 million versus prior year primarily due to increases in incidental charges.

CSX Q3 2018 Form 10-Q p.36

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Expenses
Expenses of $1.8 billion decreased $39 million, or two percent, year over year, primarily driven by gains from line and real estate sales and reductions in workforce and crew starts as a result of implementing scheduled railroading, partially offset by fuel price increases.

Labor and Fringe expense decreased $30 million primarily due to the following:

•	Lower headcount and crew starts drove a $39 million reduction in expense, despite higher volume and inflation.

•	Incentive compensation increased $11 million due to higher projected payouts.

Materials, Supplies and Other expense decreased $49 million primarily driven by gains from line and real estate sales, which were $52 million higher than prior year.

Depreciation expense slightly increased primarily due to a larger asset base.

Fuel expense increased $63 million due to the following:

•	A 27 percent price increase drove $57 million in additional fuel expense.

•	Higher volume-related fuel costs were partially offset by cost savings from fuel efficiency initiatives.

Equipment and Other Rents expense decreased $20 million primarily due to reduced days per load for merchandise and automotive markets, partially offset by volume-related costs.

Equity Earnings of Affiliates increased $5 million primarily due to higher net earnings at TTX and Conrail.

Interest expense increased $30 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other income - net increased $5 million primarily due to increased yields on investment securities.

Income tax expense decreased $35 million primarily due to the reduction of the federal income tax rate, resolution of a state tax matter and a federal deferred tax adjustment, partially offset by increased earnings before income taxes. The effective tax rate decreased to 22.3% from 38.8% year over year primarily as a result of the significant reduction in the federal corporate income tax rate due to tax reform effective January 1, 2018.

CSX Q3 2018 Form 10-Q p.37

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Nine Months Results of Operations

Revenue increased $562 million primarily due to higher fuel recovery, price increases across most markets, higher other revenue and volume growth.

Expenses decreased $464 million primarily driven by reductions in workforce, crew starts and the active locomotive fleet as a result of implementing scheduled railroading, a restructuring charge of $226 million in 2017 and gains from real estate and line sales, partially offset by fuel price increases of $174 million.

Interest expense increased $62 million primarily due to higher average debt balances, partially offset by lower average interest rates.

Other income - net increased $13 million primarily due to increased yields on investment securities.

Income tax expense decreased $88 million primarily due to the reduction of the federal income tax rate, partially offset by increased earnings before income taxes. The effective tax rate decreased to 23.1% from 38.4% year over year primarily as a result of the significant reduction in the federal corporate income tax rate due to tax reform effective January 1, 2018.

CSX Q3 2018 Form 10-Q p.38

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

The impact of the restructuring charge and retrospective impact of adoption of a new accounting standard for the third quarter and nine months ended 2017 are shown in the following tables. As noted in Note 1. Nature of Operations and Significant Accounting Policies, the Company adopted the provisions of an accounting standard related to the presentation of net pension and other post-retirement benefit costs during the first quarter 2018 and applied them retrospectively.

	Third Quarter 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution
As Previously Reported - GAAP	$876	68.1%	$459	$0.51
Reclassification of Net Pension and Other Post-Retirement Expense (Benefit)	(8)	0.3%	—	—
As Reclassified - GAAP	$868	68.4%	$459	$0.51
Restructuring Charge (a)	1	(0.1)%	4	—
Adjusted Operating Results (non-GAAP)	$869	68.3%	$463	$0.51

	Nine Months 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution
As Previously Reported - GAAP	$2,546	70.2%	$1,331	$1.45
Reclassification of Net Pension and Other Post-Retirement Expense (Benefit)	48	(0.6)%	—	—
As Reclassified - GAAP	$2,594	69.6%	$1,331	$1.45
Restructuring Charge (a)(b)	226	(2.6)%	193	0.21
Adjusted Operating Results (non-GAAP)	$2,820	67.0%	$1,524	$1.66
(a) The restructuring charge was tax effected using rates reflective of the applicable tax amounts for each component of the restructuring charge.
(b) For nine months ended 2017, $70 million of the $296 million restructuring charge was reclassified to non-operating income (expense).

CSX Q3 2018 Form 10-Q p.39

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Adjusted Free Cash Flow
Management believes that free cash flow is supplemental information useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. The following table reconciles cash provided by operating activities (GAAP measure) to adjusted free cash flow after restructuring, before dividends (non-GAAP measure). The restructuring charge impact to free cash flow was tax effected using the Company's applicable tax rate.

	Nine Months
(Dollars in millions)	2018	2017
Net cash provided by operating activities	$3,406	$2,861
Property Additions	(1,240)	(1,462)
Other Investing Activities	249	71
Free Cash Flow (before payment of dividends)	2,415	1,470
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	11	96
Adjusted Free Cash Flow Before Dividends (non-GAAP)	$2,426	$1,566
(a) The Company made cash payments related to the restructuring charge of $14 million and $147 million in nine months ended 2018 and 2017, respectively. The Company also made a $7 million payment in 2017 to the former CEO and President for previously accrued non-qualified pension benefits that is not included in the restructuring charge.

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

The methodologies used to calculate train velocity and terminal dwell are consistent with the principles of scheduled railroading, but differ from those prescribed by the Surface Transportation Board ("STB"). Train velocity and dwell will continue to be reported, using the prescribed methodology, to the STB on a weekly basis.

CSX Q3 2018 Form 10-Q p.40

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating performance continued to improve in third quarter 2018, as train velocity and car dwell achieved record levels for the third consecutive quarter despite network impacts from Hurricane Florence. The Company remains focused on delivering further service gains, improving transit times and driving asset utilization while controlling costs.

From a safety perspective, the FRA reportable personal injury frequency index of 0.84 for third quarter 2018 improved year over year driven by a reduction in the number of personal injuries. The FRA train accident frequency rate of 2.76 for the quarter was favorable as a reduction in train accidents outpaced a decline in train miles due to implementing scheduled railroading and more direct routing across the network.

The Company is committed to continuous safety improvement and remains focused on reducing risk and enhancing the overall safety of its employees, customers and communities in which the Company operates.

	Third Quarters			Nine Months
	2018	2017	Improvement/ (Deterioration)	2018	2017	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	17.9	14.0	28%	17.5	14.7	19%
Dwell (Hours)(a)	9.0	12.1	26%	9.7	11.5	16%

Revenue Ton-Miles (Billions)
Merchandise	32.0	29.7	8%	96.2	92.7	4%
Coal	12.0	10.9	10%	34.1	32.1	6%
Intermodal	7.3	7.2	1%	22.0	21.6	2%
Total Revenue Ton-Miles	51.3	47.8	7%	152.3	146.4	4%

Total Gross Ton-Miles (Billions)	102.1	97.0	5%	301.8	298.3	1%
On-Time Originations	85%	74%	15%	84%	81%	4%
On-Time Arrivals	64%	48%	33%	61%	57%	7%

Safety
FRA Personal Injury Frequency Index	0.84	1.48	43%	0.97	1.20	19%
FRA Train Accident Rate	2.76	3.85	28%	3.51	2.99	(17)%
(a) The methodology for calculating train velocity and dwell differ from that prescribed by the STB. CSXT will continue to report train velocity and dwell, using the prescribed methodology, to the STB on a weekly basis. See additional discussion on the Company's website.

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

CSX Q3 2018 Form 10-Q p.41

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
Total assets increased $1.1 billion from year end primarily due to the net increase in cash and short-term investments of $859 million as a result of cash from operations of $3.4 billion and the issuance of $2.0 billion in long-term debt, partially offset by settled and pending share repurchases of $2.9 billion, property additions of $1.2 billion and dividends paid of $570 million. Total liabilities and shareholders' equity combined increased $1.1 billion from year end primarily due to the issuance of $2.0 billion in long-term debt and net earnings of $2.5 billion, partially offset by settled and pending share repurchases of $2.9 billion and dividends paid of $570 million.

Significant Cash Flows
The following chart highlights the components of the net increase of $262 million and net decrease of $12 million in cash and cash equivalents for operating, investing and financing activities for nine months ended 2018 and 2017, respectively.

•
Cash provided by operating activities increased $545 million primarily driven by higher cash-generating income, partially offset by lower working capital and other activities, which includes the impact of a temporary tax payment extension in the prior year that was not available in the current year.

•
Cash used in investing activities increased $508 million primarily driven by an increase in net investment purchases in the current year, partially offset by lower property additions and higher proceeds from property dispositions.

•	Cash used in financing activities decreased $237 million primarily due to higher net debt issued, partially offset by increased share repurchases.

The Company's approved capital plan for 2018 is $1.7 billion, including approximately $200 million for Positive Train Control ("PTC"). Of the 2018 investment, the majority will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting productivity initiatives, service enhancements and profitable growth. CSX intends to fund capital investments through cash generated from operations.

CSX Q3 2018 Form 10-Q p.42

CSX CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company expects to continue incurring significant capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through September 2018 was $2.2 billion.

Liquidity and Working Capital
As of the end of third quarter 2018, CSX had $1.3 billion of cash, cash equivalents and short-term investments. CSX uses current cash balances for general corporate purposes, which may include reduction or refinancing of outstanding indebtedness, capital expenditures, working capital requirements, contributions to the Company's qualified pension plan, redemptions and repurchases of CSX common stock and dividends to shareholders. See Note 7, Debt and Credit Agreements.

CSX has a $1.0 billion unsecured revolving credit facility backed by a diverse syndicate of banks. This facility expires in May 2020 and at September 30, 2018, the Company had no outstanding balances under this facility. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At September 30, 2018, the Company had no outstanding debt under the commercial paper program.

The Company has a receivables securitization facility with a three-year term scheduled to expire in September 2019. The purpose of this facility is to provide a low cost source of short-term liquidity of up to $200 million, depending on eligible receivables balances. At September 30, 2018, the Company had no outstanding balances under this facility.

Working capital can also be considered a measure of a company's ability to meet its short-term needs. CSX had a working capital surplus of $840 million and $21 million as of September 30, 2018 and December 31, 2017, respectively. The increase in working capital since year end of $819 million is primarily the result of cash from operations of $3.4 billion, the issuance of $2.0 billion in long-term debt and proceeds from property dispositions of $257 million. These increases were partially offset by cash used for settled and pending share repurchases of $2.9 billion, property additions of $1.2 billion and dividend payments of $570 million.

The Company's working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. The Company continues to maintain adequate liquidity to satisfy current liabilities and maturing obligations when they come due. CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program, trade receivable facility and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity. CSX is committed to ongoing shareholder distributions, supported by an investment grade credit profile. Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Of the $5 billion total share repurchases authorized, $100 million is pending final settlement and the remaining $1.9 billion is expected to be completed by the end of first quarter 2019.

LABOR AGREEMENTS
The U.S. Class I railroads have been in collective bargaining with rail labor unions since January 2015. As of September 30, 2018, all 13 rail unions participating in national bargaining have reached national agreements with the Class I railroads via ratification, executive action or interest arbitration. These agreements are effective January 1, 2015 through December 31, 2019.

CSX Q3 2018 Form 10-Q p.43

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

CSX Q3 2018 Form 10-Q p.44

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

CSX Q3 2018 Form 10-Q p.45

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

ITEM 4. CONTROLS AND PROCEDURES
As of September 30, 2018, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of September 30, 2018, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX's periodic SEC reports. There were no changes in the Company's internal controls over financial reporting during the third quarter of 2018 that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
For further details, please refer to Note 5. Commitments and Contingencies of this quarterly report on Form 10-Q. Also refer to Part I, Item 3. Legal Proceedings in CSX's most recent annual report on Form 10-K.

Environmental Proceedings That Could Result in Fines Above $100,000
In connection with a CSXT train derailment in Mount Carbon, West Virginia in February 2015, the Company has agreed to pay a penalty of $1.2 million to the U.S. Department of Justice and U.S. Environmental Protection Agency and a penalty of $1.0 million to the State of West Virginia.

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

CSX Q3 2018 Form 10-Q p.46

CSX CORPORATION
PART II

Item 2. CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase program and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5.0 billion. This program is expected to be completed by the end of first quarter 2019. During the third quarters of 2018 and 2017, the Company repurchased approximately $1.0 billion, or 15 million shares, and $1.0 billion, or 20 million shares, respectively.

On July 19, 2018, the Company entered into an accelerated share repurchase agreement to repurchase shares of the Company’s common stock. Under this agreement, the Company made a prepayment of $500 million to a financial institution and received an initial delivery of 6 million shares valued at $400 million. The remaining balance of $100 million was settled through receipt of additional shares on October 11, 2018, with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 7 million total shares were repurchased under the agreement.

Under an accelerated share repurchase agreement in April 2018, the Company made a prepayment of $450 million to a financial institution and received an initial delivery of 6 million shares valued at $360 million. The remaining balance of $90 million was settled through receipt of additional shares in July 2018, with the final net number of shares calculated based on the volume-weighted average price of the Company's common stock over the term of the agreement, less a discount. Approximately 7 million total shares were repurchased under the agreement.

Management's assessment of market conditions and other factors guides the timing and volume of repurchases. Future share repurchases are expected to be funded by cash on hand, cash generated from operations and debt issuances. Shares are retired immediately upon repurchase. Share repurchase activity for the third quarter 2018 was as follows:

	CSX Purchases of Equity Securities for the Quarter
Third Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$2,990,125,207
July 1 - July 31, 2018	9,859,627	$68.66	9,750,647	2,320,699,511
August 1 - August 31, 2018	2,376,108	72.91	2,375,978	2,147,461,903
September 1 - September 30, 2018	2,214,111	73.99	2,214,111	1,983,650,599
Ending Balance	14,449,846	$70.18	14,340,736	$1,983,650,599
(a) The difference of 109,110 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX Q3 2018 Form 10-Q p.47

CSX CORPORATION
PART II

Item 3. Defaults Upon Senior Securities
None

Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
    None

CSX Q3 2018 Form 10-Q p.48

CSX CORPORATION
PART II

Item 6. Exhibits

Exhibit designation	Nature of exhibit	Previously filed as exhibit to

Officer certifications:
31*	Rule13a-14(a) Certifications
32*	Section 1350 Certifications

Interactive data files:
101*
The following financial information from CSX Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on October 16, 2018, formatted in XBRL includes: (i) consolidated income statements for the fiscal periods ended September 30, 2018 and September 30, 2017, (ii) condensed consolidated comprehensive income statements for the fiscal periods ended September 30, 2018 and September 30, 2017 (iii) consolidated balance sheets at September 30, 2018 and December 31, 2017, (iv) consolidated cash flow statements for the fiscal periods ended September 30, 2018 and September 30, 2017, and (v) the notes to consolidated financial statements.

* Filed herewith

CSX Q3 2018 Form 10-Q p.49

CSX CORPORATION
PART II

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CSX CORPORATION
(Registrant)

By: /s/ ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Controller
(Principal Accounting Officer)

Dated: October 16, 2018

CSX Q3 2018 Form 10-Q p.50