Form 10-K
period 2018-12-31
CSX CORP
filed 2019-02-06
CIK 277948

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018
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
Yes (X)   No (  )
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes (X) No (  )
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  (X)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. (as defined in Exchange Act Rule 12b-2).
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
Yes (  ) No (X)
On June 30, 2018 (which is the last day of the second quarter and the required date to use), the aggregate market value of the Registrant’s voting stock held by non-affiliates was approximately $46 billion (based on the close price as reported on the NASDAQ National Market System on such date).

There were 815,630,366 shares of Common Stock outstanding on January 31, 2019 (the latest practicable date that is closest to the filing date).

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement (the “Proxy Statement”) to be filed no later than 120 days after the end of the fiscal year with respect to its 2019 annual meeting of shareholders.

CSX 2018 Form 10-K p. 1

CSX 2018 Form 10-K p. 2

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

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,500 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. This access allows the Company to meet the dynamic transportation needs of manufacturers, industrial producers, the automotive industry, construction companies, farmers and feed mills, wholesalers and retailers, and energy producers. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections with other Class I railroads and approximately 230 short-line and regional railroads.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities after a merger with CSX Real Property, Inc., a former wholly-owned CSX subsidiary, on July 1, 2017. In addition, as substantially all real estate sales, leasing, acquisition and management and development activities are focused on supporting railroad operations, all results of these activities are included in operating income beginning in 2017. Previously, the results of these activities were classified as operating or non-operating based on the nature of the activity and were not material for any prior periods presented.

CSX 2018 Form 10-K p. 3

CSX CORPORATION
PART I

Lines of Business
During 2018, the Company's services generated $12.3 billion of revenue and served three primary lines of business: merchandise, coal and intermodal.

•
The merchandise business shipped 2.7 million carloads (41 percent of volume) and generated 61 percent of revenue in 2018. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, automotive, agricultural and food products, minerals, fertilizers, forest products, and metals and equipment.

•
The coal business shipped 887 thousand carloads (14 percent of volume) and generated 18 percent of revenue in 2018. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business shipped 2.9 million units (45 percent of volume) and generated 16 percent of revenue in 2018. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking. Through a network of more than 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 5 percent of the Company’s total revenue in 2018. This category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Employees
The Company's number of employees was approximately 22,500 as of December 2018, which includes approximately 18,500 union employees. Most of the Company’s employees provide or support transportation services.

Scheduled Railroading
In 2018, the Company continued transforming its operating model to scheduled railroading, which is focused on developing and strictly maintaining a scheduled service plan with an emphasis on optimizing assets. When the operating model is executed effectively, customer service is improved, costs are reduced and free cash flow is generated, allowing financial growth. The Company's leadership team includes James M. Foote, Chief Executive Officer, as well as several other leaders with extensive scheduled railroading experience.

CSX 2018 Form 10-K p. 4

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

CSX 2018 Form 10-K p. 5

CSX CORPORATION
PART I

Although the Staggers Act of 1980 significantly deregulated the U.S. rail industry, the STB has broad jurisdiction over rail carriers. The STB regulates routes, fuel surcharges, conditions of service, rates for non-exempt traffic, acquisitions of control over rail common carriers and the transfer, extension or abandonment of rail lines, among other railroad activities.

Positive Train Control
In 2008, Congress enacted the Rail Safety Improvement Act (the “RSIA”).  The legislation included a mandate that all Class I freight railroads implement an interoperable positive train control system (“PTC”) by December 31, 2015. Implementation of a PTC system is designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks. On October 29, 2015, the President of the United States signed the Positive Train Control Enforcement and Implementation Act of 2015 into law extending the deadline. In accordance with this Act, the Company completed installation of all PTC hardware by December 31, 2018. As the Company has met all criteria required by the Act and been approved for an extension by the FRA, the PTC system is now required to be fully operational by December 31, 2020. CSX remains on track to meet this regulatory requirement.

PTC must be installed on all main lines with passenger and commuter operations as well as most of those over which toxic-by-inhalation hazardous materials are transported. The Company expects to continue incurring capital costs in connection with the implementation of PTC as well as related ongoing operating expenses. CSX currently estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion for the Company. Total PTC investment through 2018 was $2.2 billion.

STB Proceedings
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

The information set forth in Item 6. Selected Financial Data is incorporated herein by reference. For additional information concerning business conducted by the Company during 2018, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

CSX 2018 Form 10-K p. 6

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
The Company is subject to the jurisdiction of various regulatory agencies, including the STB, FRA, PHMSA, TSA, EPA and other state, provincial and federal regulatory agencies for a variety of economic, health, safety, labor, environmental, tax, legal and other matters. New or modified rules or regulations by these agencies could increase the Company's operating costs or reduce operating efficiencies and impact service performance.  For example, the RSIA, as amended, mandated that the installation of PTC hardware be completed by December 31, 2018 and requires that the PTC system be fully operational by December 31, 2020 on main lines that carry certain hazardous materials and on lines that have commuter or passenger operations. Although CSX remains on track to meet this regulatory requirement, noncompliance with these and other applicable laws or regulations could erode public confidence in the Company and can subject the Company to fines, penalties and other legal or regulatory sanctions.

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
CSXT could experience rail network difficulties related to: (i) increased volume; (ii) locomotive or crew shortages; (iii) extreme weather conditions; (iv) impacts from changes in yard capacity, or network structure or composition, including train routes; (v) increased passenger activities; or (vi) regulatory changes impacting where and how fast CSXT can transport freight or maintain routes, which could have a negative effect on CSXT's operational fluidity, leading to deterioration of service, asset utilization and overall efficiency.

CSX 2018 Form 10-K p. 7

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
Increases in production and source locations of natural gas in the U.S. have resulted in lower natural gas prices in CSX’s service territory. As a result of sustained low natural gas prices, many coal-fired power plants have been displaced by natural gas-fired power generation facilities. If natural gas prices were to remain low, additional coal-fired plants could be displaced, which would likely further reduce the Company's domestic coal volumes and revenues. Additionally, crude oil prices combined with increased pipeline activity have resulted in volatility in domestic crude oil production, which has affected crude oil volumes for CSX.

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

CSX 2018 Form 10-K p. 8

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

CSX 2018 Form 10-K p. 9

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

CSX 2018 Form 10-K p. 10

CSX CORPORATION
PART I

Failure to complete negotiations on collective bargaining agreements could result in strikes and/or work stoppages.
Most of CSX's employees are represented by labor unions and are covered by collective bargaining agreements. Approximately 70 percent of these agreements are bargained for nationally by the National Carriers Conference Committee and negotiated over the course of several years and previously have not resulted in any extended work stoppages. Under the Railway Labor Act's procedures (which include mediation, cooling-off periods and the possibility of an intervention by the President of the United States), during negotiations neither party may take action until the procedures are exhausted. If, however, CSX is unable to negotiate acceptable agreements, the employees covered by the Railway Labor Act could strike, which could result in loss of business and increased operating costs as a result of higher wages or benefits paid to union members. Additionally, from time to time, the Company enters into CSX-specific, or “local”, bargaining agreements which could also be critical to the Company.

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
The Company regularly relies on capital markets for the issuance of long-term debt instruments, commercial paper and bank financing from time to time. Instability or disruptions of the capital markets, including credit markets, or the deterioration of the Company’s financial condition due to internal or external factors, could restrict or prohibit access and could increase the cost of financing sources. A significant deterioration of the Company’s financial condition could also reduce credit ratings and could limit or affect its access to external sources of capital and increase the costs of short and long-term debt financing.

Item 1B.  Unresolved Staff Comments

None

CSX 2018 Form 10-K p. 11

CSX CORPORATION
PART I

Item 2.  Properties

The Company’s properties primarily consist of track and its related infrastructure, locomotives and freight cars and equipment. These categories and the geography of the network are described below.

Track and Infrastructure
Serving 23 states, the District of Columbia, and the Canadian provinces of Ontario and Quebec, the CSXT rail network serves, among other markets, New York, Philadelphia and Boston in the Northeast and Mid-Atlantic, the southeast markets of Atlanta, Miami and New Orleans, and the midwestern markets of St. Louis, Memphis and Chicago.

CSXT’s track structure includes mainline track, connecting terminals and yards, track within terminals and switching yards, sidings used for passing trains, track connecting CSXT's track to customer locations and track that diverts trains from one track to another known as turnouts. Total track miles, which reflect the size of CSXT’s network that connects markets, customers and western railroads, are greater than CSXT’s approximately 20,500 route miles. At December 2018, the breakdown of track miles was as follows:

Track
Miles
Mainline track	26,286
Terminals and switching yards	9,350
Passing sidings and turnouts	921
Total	36,557

In addition to its physical track structure, the Company operates numerous yards and terminals for rail and intermodal service. These serve as points of connectivity between the Company and its local customers and as sorting facilities where railcars and intermodal containers are received, classed for destination and placed onto outbound trains, or arrive and are delivered to the customer. As part of the transition to scheduled railroading, CSX converted a number of hump yards to flat switching operations which allows for less intermediate processing and the opportunity to improve transit time. The Company’s largest yards and terminals based on 2018 volume (number of railcars or intermodal containers processed) are listed below.

Yards and Terminals
Bedford Park Intermodal Terminal - Chicago, IL
Waycross, GA
Selkirk, NY
Avon, IN (Indianapolis)
Cincinnati, OH
Nashville, TN
Louisville, KY
Walbridge, OH (Toledo)
Rocky Mount, NC
Chicago, IL

CSX 2018 Form 10-K p. 12

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

See the following page for a map of the CSX Rail Network. Also included on the map, CSX Operating Agreement indicates areas within which CSX can operate through trackage rights beyond the CSX network.

CSX 2018 Form 10-K p. 13

CSX CORPORATION
PART I

CSX Rail Network

Montréal
Syracuse
Selkirk
Buffalo
Detroit
Chicago
Toledo
Cleveland
Willard
Cumberland
Columbus
Baltimore
Avon
Cincinnati
Louisville
Russell
Richmond
Nashville
Rocky Mount
Hamlet
Florence
Birmingham
Atlanta
Charleston
Montgomery
Savannah
Waycross
Jacksonville
New Orleans
Tampa
Major Terminal
CSX Rail Service
CSX Operating Agreement

CSX 2018 Form 10-K p. 14

CSX CORPORATION
PART I

Locomotives
At December 2018, CSXT owned nearly 3,900 locomotives. From time to time, the Company also short-term leases locomotives based on business needs. Freight locomotives are used primarily to pull trains while switching locomotives are used in yards. Auxiliary units are typically used to provide extra traction for heavy trains in hilly terrain. At December 2018, CSXT’s fleet of owned locomotives consisted of the following types:

	Locomotives	%	Average Age (years)
Freight	3,440	88%	20
Switching	254	7%	37
Auxiliary Units	204	5%	24
Total	3,898	100%	21

Equipment
At any time, over half of the railcars on the CSXT system are not owned or leased by the Company. Examples of these include railcars owned by other railroads (which are utilized by CSXT), shipper-furnished or private cars (which are generally used only in that shipper’s service), multi-level railcars used to transport automobiles (which are shared between railroads) and double-stack railcars, or well cars (which are industry pooled), that allow for two intermodal containers to be loaded one above the other.

At December 2018, the Company’s owned and long-term leased equipment consisted of the following:

Equipment	Number of Units	%
Gondolas	19,388	36%
Multi-level flat cars	11,476	22%
Covered hoppers	8,570	16%
Open-top hoppers	8,273	16%
Box cars	4,873	9%
Flat cars	533	1%
Other cars	266	—%
Subtotal freight cars	53,379	100%
Containers	18,051
Total equipment	71,430

CSX 2018 Form 10-K p. 15

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
Environmental Proceedings That Could Result in Fines Above $100,000
In connection with a CSXT train derailment in Mount Carbon, West Virginia in February 2015, the Company paid a penalty of $1.2 million to the United States federal government and a penalty of $1.5 million to the State of West Virginia in January 2019 related to the release of product into the environment.

Item 4.  Mine Safety Disclosure

Not Applicable

CSX 2018 Form 10-K p. 16

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
James M. Foote, 65 President and Chief Executive Officer
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

Frank A. Lonegro, 50 Executive Vice President and Chief Financial Officer
Lonegro has served as Executive Vice President and Chief Financial Officer of CSX since September 2015. In this capacity, he directs all financial aspects of the company’s business, including financial and economic analysis, accounting, tax, treasury and purchasing activities.

In his 18 years with CSX, Mr. Lonegro has also served as Vice President Service Design, President of CSX Technology, Vice President Mechanical, and Vice President Internal Audit.

Edmond L. Harris, 69 Executive Vice President of Operations
Harris has served as CSX's Executive Vice President of Operations since January 2018. In this role, he is responsible for mechanical, engineering, transportation and network operations.

Mr. Harris has more than 40 years of railroad industry experience. Most recently, Mr. Harris served as a senior adviser to Global Infrastructure Partners, an independent fund that invests in infrastructure assets worldwide; Chairman of Omnitrax Rail Network; and Board Director for Universal Rail Services. His previous experience also includes having served as Chief Operations Officer at Canadian Pacific, and subsequently, a member of the Board. He also served as Executive Vice President of Operations at Canadian National.

Nathan D. Goldman, 61 Executive Vice President and Chief Legal Officer, Corporate Secretary
Goldman has served as Executive Vice President and Chief Legal Officer, and Corporate Secretary of CSX since October 2017. In this role he directs the company’s legal affairs, government relations, risk management, public safety, environmental, and audit functions.

During his 15 years with the Company, Mr. Goldman has previously served as Vice President of Risk Compliance and General Counsel and has overseen work in compliance, risk management and safety programs.

CSX 2018 Form 10-K p. 17

CSX CORPORATION
PART I

Name and Age	Business Experience During Past Five Years
Diana B. Sorfleet, 54 Executive Vice President and Chief Administrative Officer
Sorfleet was named Executive Vice President and Chief Administrative Officer in July 2018. In this role, her responsibilities include human resources, labor relations, people systems and analytics, information technology, total rewards and aviation.

During her 7 years with the Company, Ms. Sorfleet has previously served as Chief Human Resources Officer. Prior to joining CSX, she worked in human resources for 20 years.

Mark K. Wallace, 49 Executive Vice President of Sales and Marketing
Wallace has served as Executive Vice President of Sales and Marketing since July 2018. In his current role, Mr. Wallace is responsible for the commercial organization, as well as real estate and facilities functions. He joined the Company in March 2017 and previously served as Executive Vice President and Chief Administrative Officer and Executive Vice President of Corporate Affairs and Chief of Staff to the CEO.

Prior to joining CSX, he served as the Vice President of Corporate Affairs at Canadian Pacific Railway Limited with responsibility for the corporate communications and public affairs, investor relations, facilities and real estate functions. Prior to his time at Canadian Pacific, Mr. Wallace spent more than 15 years in various senior management positions with Canadian National Railway Company.

Angela C. Williams, 44 Vice President and Controller
Williams has served as Vice President and Controller of CSX since March 2018. She is responsible for financial and regulatory reporting, freight billing and collections, payroll, accounts payable and various other accounting processes.

During her 15 years with the Company, she previously served as Assistant Vice President - Assistant Controller and in other various accounting roles. Prior to joining CSX, she held various accounting and auditing positions for over 6 years. Ms. Williams is a Certified Public Accountant.

CSX 2018 Form 10-K p. 18

CSX CORPORATION
PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
CSX’s common stock is listed on the Nasdaq Global Select Market, which is its principal trading market, and is traded over-the-counter and on exchanges nationwide. The official trading symbol is “CSX.”

Description of Common and Preferred Stock
A total of 1.8 billion shares of common stock are authorized, of which 818,179,988 shares were outstanding as of December 31, 2018. Each share is entitled to one vote in all matters requiring a vote of shareholders. There are no pre-emptive rights, which are privileges extended to select shareholders that would allow them to purchase additional shares before other members of the general public in the event of an offering. At January 31, 2019, the latest practicable date that is closest to the filing date, there were 26,281 common stock shareholders of record. The weighted average of common shares outstanding, which was used in the calculation of diluted earnings per share, was 861 million as of December 31, 2018. (See Note 2, Earnings Per Share.) A total of 25 million shares of preferred stock is authorized, none of which is currently outstanding.

The following table sets forth, for the quarters indicated, the dividends declared and the high and low share prices of CSX common stock.

	Quarter
	1st	2nd	3rd	4th	Year
2018
Dividends	$0.22	$0.22	$0.22	$0.22	$0.88
Common Stock Price
High	$60.04	$67.69	$76.24	$75.66	$76.24
Low	$48.43	$53.53	$63.23	$58.47	$48.43
2017
Dividends	$0.18	$0.20	$0.20	$0.20	$0.78
Common Stock Price
High	$50.31	$55.06	$55.48	$58.35	$58.35
Low	$35.59	$46.04	$47.99	$48.26	$35.59

CSX 2018 Form 10-K p. 19

CSX CORPORATION
PART II

Stock Performance Graph
The cumulative shareholder returns, assuming reinvestment of dividends, on $100 invested at December 31, 2013 are illustrated on the graph below. The Company references the Standard & Poor's 500 Stock Index (“S&P 500 ®”), and the Dow Jones U.S. Transportation Average Index, which provide comparisons to a broad-based market index and other companies in the transportation industry.

CSX 2018 Form 10-K p. 20

CSX CORPORATION
PART II

CSX Purchases of Equity Securities
CSX purchases its own shares for two primary reasons: (1) to further its goals under its share repurchase programs and (2) to fund the Company’s contribution required to be paid in CSX common stock under a 401(k) plan that covers certain union employees.

In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program was completed on January 16, 2019. Also on January 16, 2019, the Company announced a new $5 billion share repurchase program. The repurchases may be made through a variety of methods including, but not limited to, open market purchases, purchases pursuant to Rule 10b5-1 plans, accelerated share repurchases and negotiated block purchases. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

During 2018, 2017, and 2016, CSX repurchased the following shares:

	Fiscal Years
	2018	2017	2016
Shares Repurchased (Units in Millions)	72	39	38
Cost of Shares (Dollars in Millions)	$4,671	$1,970	$1,056
Average Price Paid per Share	$64.64	$50.80	$27.52

During 2018, the Company entered into four accelerated share repurchase agreements to repurchase shares of the Company’s common stock. Under these agreements, the Company paid $1.5 billion and received approximately 22 million total shares, which are included in the table above.

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

Share repurchase activity of $1.9 billion for the fourth quarter 2018 was as follows:

CSX Purchases of Equity Securities for the Quarter
Fourth Quarter	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
Beginning Balance				$1,983,650,599
October 1 - October 31, 2018	11,715,179	$70.89	11,694,469	1,154,480,380
November 1 - November 30, 2018	9,619,372	69.43	9,619,222	486,661,734
December 1 - December 31, 2018	5,257,087	68.01	5,257,087	129,128,793
Ending Balance	26,591,638	$69.79	26,570,778	$129,128,793
(a) The difference of 20,860 shares between the "Total Number of Shares Purchased" and the "Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs" for the quarter represents shares purchased to fund the Company's contribution to a 401(k) plan that covers certain union employees.

CSX 2018 Form 10-K p. 21

CSX CORPORATION
PART II

Item 6.  Selected Financial Data

Selected financial data related to the Company’s financial results for the last five fiscal years are listed below.

	Fiscal Years
(Dollars and Shares in Millions, Except Per Share Amounts)	2018	2017	2016	2015	2014
Financial Performance
Revenue	$12,250	$11,408	$11,069	$11,811	$12,669
Expense	7,381	7,688	7,656	8,183	8,991
Operating Income	$4,869	$3,720	$3,413	$3,628	$3,678
Adjusted Operating Income(a)	4,869	3,818	3,413	3,628	3,678
Net Earnings from Continuing Operations	$3,309	$5,471	$1,714	$1,968	$1,927
Adjusted Net Earnings from Continuing Operations(a)	3,309	2,097	1,714	1,968	1,927
Operating Ratio	60.3%	67.4%	69.2%	69.3%	71.0%
Adjusted Operating Ratio(a)	60.3%	66.5%	69.2%	69.3%	71.0%
Net Earnings Per Share:
From Continuing Operations, Basic	$3.86	$6.01	$1.81	$2.00	$1.93
From Continuing Operations, Assuming Dilution	3.84	5.99	1.81	2.00	1.92
Adjusted From Continuing Operations, Assuming Dilution(a)	3.84	2.30	1.81	2.00	1.92
Average Common Shares Outstanding
Basic	857	911	947	983	1,001
Assuming Dilution	861	914	948	984	1,002
Financial Position
Cash, Cash Equivalents and Short-term Investments	$1,111	$419	$1,020	$1,438	$961
Total Assets	36,729	35,739	35,414	34,745	32,747
Long-term Debt	14,739	11,790	10,962	10,515	9,349
Shareholders' Equity	12,580	14,721	11,694	11,668	11,176
Dividend Per Share	$0.88	$0.78	$0.72	$0.70	$0.63
Additional Data
Capital Expenditures	$1,745	$2,040	$2,705	$2,562	$2,449
Employees -- Annual Averages (estimated)	22,901	25,230	27,350	31,285	31,511
Employees -- Year-end Count (estimated)	22,475	24,006	26,628	29,410	32,287
(a) Adjusted operating income, adjusted net earnings and adjusted earnings per share assuming dilution are non-GAAP measures that exclude the impacts of tax reform and restructuring activities in 2017. These non-GAAP measures are unlikely to be comparable to similar measures presented by other companies. The presentation of these non-GAAP measures should not be considered in isolation from, as a substitute for, or as superior to the financial information presented in accordance with GAAP. Reconciliations of non-GAAP measures to corresponding GAAP measures are presented in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Certain prior year data has been reclassified to conform to the current presentation.

CSX 2018 Form 10-K p. 22

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

Environmental Protection Agency (“EPA”) - A U.S. government agency that has regulatory authority with respect to environmental law.

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

CSX 2018 Form 10-K p. 23

CSX CORPORATION
PART II

Pipeline and Hazardous Materials Safety Administration (“PHMSA”) - An agency within the DOT that, together with the FRA, has broad jurisdiction over railroad operating standards and practices, including hazardous materials requirements.

Positive Train Control ("PTC") - An interoperable train control system designed to prevent train-to-train collisions, over-speed derailments, incursions into established work-zone limits, and train diversions onto another set of tracks.

Revenue adequacy - The achievement of a rate of return on investment at least equal to the cost of investment capital, as measured by the STB.

Scheduled railroading - An operating plan focused on developing and strictly maintaining a scheduled service plan to deliver further service gains and improve transit times, with an emphasis on driving asset utilization while controlling costs.

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

Transportation Security Administration (“TSA”) - A component of the Department of Homeland Security with broad authority over railroad operating practices that may have homeland security implications.

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

CSX 2018 Form 10-K p. 24

CSX CORPORATION
PART II

2018 HIGHLIGHTS

• Revenue of $12.3 billion increased $842 million or 7% versus the prior year.
• Expenses of $7.4 billion decreased $307 million or 4% year over year.
• Operating income of $4.9 billion increased $1.1 billion or 31% year over year. Operating income in 2017 included a pre-tax $240 million restructuring charge and a pre-tax tax reform benefit of $142 million. Adjusting for these items, operating income increased $1.1 billion or 28% year over year.
• Operating ratio of 60.3 percent improved 710 basis points from 67.4%. Operating ratio in 2017 was affected by the restructuring charge and tax reform benefit described above. Adjusting for these items, operating ratio of 60.3 percent in 2018 improved 620 basis points.
• Earnings per diluted share of $3.84 decreased $2.15 or 36% year over year. Net income in 2017 included a restructuring charge and a restructuring charge - non-operating with a combined $203 million after-tax impact and a total after-tax reform benefit of $3.6 billion. Adjusting for these items, earnings per diluted share improved $1.54 per share or 67% year over year.

Adjusted operating income, adjusted operating ratio and adjusted earnings per diluted share are non-GAAP measures. See reconciliation of GAAP measures to non-GAAP measures in Non-GAAP Measures - Unaudited following the discussion of the results of operations.

RESULTS OF OPERATIONS

2018 vs. 2017 Results of Operations

	Fiscal Years
	2018	2017(a)	$ Change	% Change
(Dollars in Millions)
Revenue	$12,250	$11,408	$842	7%
Expense
Labor and Fringe	2,738	2,946	208	7
Materials, Supplies and Other	1,967	2,113	146	7
Depreciation	1,331	1,315	(16)	(1)
Fuel	1,046	864	(182)	(21)
Equipment and Other Rents	395	429	34	8
Restructuring Charge	—	240	240	100
Equity Earnings of Affiliates	(96)	(219)	(123)	(56)
Total Expense	7,381	7,688	307	4
Operating Income	4,869	3,720	1,149	31
Interest Expense	(639)	(546)	(93)	(17)
Restructuring Charge - Non-Operating	—	(85)	85	100
Other Income - Net	74	53	21	40
Income Tax (Expense) Benefit	(995)	2,329	(3,324)	(143)
Net Earnings	$3,309	$5,471	$(2,162)	(40)
Earnings Per Diluted Share:
Net Earnings	$3.84	$5.99	$(2.15)	(36)%
Operating Ratio	60.3%	67.4%		710	bps
(a) Certain prior year data has been reclassified to conform to the current presentation. See further discussion of reclassification of all components of net periodic benefit cost except service cost from labor and fringe expense to other income - net in Note 1.

CSX 2018 Form 10-K p. 25

CSX CORPORATION
PART II

2018 vs. 2017 Results of Operations, continued

Volume and Revenue (Unaudited)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2018	2017	% Change	2018	2017	% Change	2018	2017	% Change

Chemicals	675	672	—%	$2,339	$2,210	6%	$3,465	$3,289	5%
Automotive	463	457	1%	1,267	1,195	6%	2,737	2,615	5%
Agricultural and Food Products	447	454	(2)%	1,306	1,262	3%	2,922	2,780	5%
Minerals	315	308	2%	518	477	9%	1,644	1,549	6%
Forest Products	285	264	8%	850	755	13%	2,982	2,860	4%
Metals and Equipment	267	256	4%	769	703	9%	2,880	2,746	5%
Fertilizers	248	291	(15)%	442	466	(5)%	1,782	1,601	11%
Total Merchandise	2,700	2,702	—%	7,491	7,068	6%	2,774	2,616	6%
Coal	887	855	4%	2,246	2,107	7%	2,532	2,464	3%
Intermodal	2,895	2,843	2%	1,931	1,799	7%	667	633	5%
Other	—	—	—%	582	434	34%	—	—	—%
Total	6,482	6,400	1%	$12,250	$11,408	7%	$1,890	$1,783	6%

CSX 2018 Form 10-K p. 26

CSX CORPORATION
PART II

Revenue
In 2018, revenue increased $842 million when compared to the previous year, primarily due to increases in fuel recovery as a result of the increase in fuel price, price increases, higher other revenue, volume growth in most markets and favorable mix.

Merchandise
Chemicals - Volume was relatively flat as stronger energy, industrial chemicals and waste shipments were mostly offset by reduced fly ash and sand shipments.

Automotive - Volume increased due to higher North American vehicle production of trucks and SUVs.

Agricultural and Food Products - Volume declined due to losses in the ethanol market, which were partially offset by gains in the domestic and export grain markets.

Minerals - Volume increased due to stronger shipments for construction and paving projects.

Forest Products - Volume increased due to e-commerce driven pulpboard demand, strength in building products and truck conversions to rail.

Metals and Equipment - Volume increased due to stronger steel production, including demand for construction and pipe, as well as truck conversions to rail.

Fertilizers - Volume declined primarily due to the closure of a customer facility in late 2017 that previously moved short-haul rail shipments.

Coal
Domestic utility coal volume declined reflecting strong competition from natural gas. Domestic coke, iron ore and other volume increased primarily driven by stronger domestic steel production. Export volume increased as global supply levels and elevated global benchmark prices supported continued demand for U.S. coal.

Intermodal
Domestic volume was relatively flat as rationalization of low-density lanes was mostly offset by growth with existing customers due to tight truck conditions. International volume increased driven by new customers and strong performance with existing customers, which more than offset losses from the rationalization of low-density lanes.

Other
Other revenue increased $148 million versus prior year primarily due to increases in incidental charges, partially offset by settlements in 2017 from customers who did not meet historical volume commitments.

CSX 2018 Form 10-K p. 27

CSX CORPORATION
PART II

Expense
In 2018, total expenses decreased $307 million, or 4%, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $208 million due to the following items:

•	Costs decreased $198 million driven by lower headcount and crew starts, partially offset by higher inflation and volume.

•	Incentive compensation increased $26 million due to higher projected payouts.

•
Other costs decreased $36 million due to the recognition of railroad retirement tax refunds related to past share-based compensation awards and several other items, none of which were individually significant.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items including gains on property dispositions. Total materials, supplies and other expenses decreased $146 million driven by the following:

•	Gains from line and real estate sales were $136 million higher in 2018.

•	Costs decreased $49 million as a result of lower operating support costs, partially offset by inflation.

•	Favorable judgments related to previously condemned properties resulted in prior year gains of $73 million.

•
Other costs decreased $34 million primarily driven by a reduction in personal injury expense resulting from a decline the severity of injuries and other items, none of which were individually significant.

Depreciation expense primarily relates to recognizing the costs of a capital asset, such as locomotives, railcars and track structure, over its useful life. This expense is impacted primarily by the capital expenditures made each year. Depreciation expense increased $16 million due to a larger asset base.

Fuel expense includes locomotive diesel fuel as well as non-locomotive fuel. This expense is largely driven by the market price and locomotive consumption of diesel fuel. Fuel expense increased $182 million primarily due to a 24 percent price increase that drove additional expense of $200 million, partially offset by fuel efficiency initiatives.

Equipment and Other expenses include rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers and trailers, offices and other rentals. These expenses decreased $34 million primarily due to reduced days per load, particularly for merchandise and automotive markets, partially offset by volume-related costs.

Equity Earnings of Affiliates includes earnings from operating equity method investments. Equity earnings of affiliates decreased $123 million primarily due to a $142 million favorable impact of tax reform (primarily related to TTX and Conrail) and a real estate gain of $16 million for the sale of a property owned by one of the Company's equity affiliates both included in prior year results. These decreases were partially offset by higher affiliate earnings in the current year.

CSX 2018 Form 10-K p. 28

CSX CORPORATION
PART II

Interest Expense
Interest Expense includes interest on long-term debt, equipment obligations and capital leases. Interest expense increased $93 million to $639 million primarily due to higher average debt balances partially offset by lower average interest rates.

Other Income - Net
Other Income - Net includes investment gains, losses and interest income, as well as components of net periodic pension and postretirement benefit cost and other non-operating activities. Other income increased $21 million to $74 million primarily due to increased interest income as a result of higher average investment balances.

Income Tax Expense
Income Tax Expense increased $3.3 billion from a benefit of $2.3 billion in 2017 to an expense of $1.0 billion in 2018 due to a $3.5 billion non-cash reduction in income tax in 2017 primarily due to the revaluation of the Company's net deferred tax liabilities to reflect the reduction of the federal corporate tax rate to 21 percent as part of tax reform. This increase was also due to additional income tax expense resulting from increased earnings before income taxes, partially offset by a lower enacted income tax rate.

Net Earnings
Net Earnings decreased $2.2 billion to $3.3 billion, and earnings per diluted share decreased $2.15 to $3.84, due to the factors mentioned above, including the significant impact of tax reform on 2017 results. Lower average shares outstanding resulting from higher share repurchase activity had a positive impact on earnings per diluted share.

CSX 2018 Form 10-K p. 29

CSX CORPORATION
PART II

2017 vs. 2016 Results of Operations(a)

	Fiscal Years
	2017	2016	$ Change	% Change
(Dollars in Millions)
Revenue	$11,408	$11,069	$339	3%
Expense
Labor and Fringe	2,946	3,135	189	6
Materials, Supplies and Other	2,113	2,092	(21)	(1)
Depreciation	1,315	1,301	(14)	(1)
Fuel	864	713	(151)	(21)
Equipment and Other Rents	429	465	36	8
Restructuring Charge	240	—	(240)	(100)
Equity Earnings of Affiliates	(219)	(50)	169	338
Total Expense	7,688	7,656	(32)	—
Operating Income	3,720	3,413	307	9
Interest Expense	(546)	(579)	33	6
Debt Repurchase Expense	—	(115)	115	100
Restructuring Charge - Non-Operating	(85)	—	(85)	(100)
Other Income - Net	53	22	31	141
Income Tax Benefit (Expense)	2,329	(1,027)	3,356	327
Net Earnings	$5,471	$1,714	$3,757	219
Earnings Per Diluted Share:
Net Earnings	$5.99	$1.81	$4.18	231%
Operating Ratio	67.4%	69.2%		180	bps

(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar. All 2016 information presented in Results of Operations is on a 53-week basis, under GAAP. Additionally, certain prior year data has been reclassified to conform to the current presentation. See further discussion of reclassification of all components of net periodic benefit cost except service cost from labor and fringe expense to other income - net in Note 1.

CSX 2018 Form 10-K p. 30

CSX CORPORATION
PART II

2017 vs. 2016 Results of Operations, continued

Volume and Revenue (Unaudited)(a)
Volume (Thousands of units); Revenue (Dollars in Millions); Revenue Per Unit (Dollars)
	Volume			Revenue			Revenue Per Unit
	2017	2016	% Change	2017	2016	% Change	2017	2016	% Change
Chemicals	672	700	(4)%	2,210	2,191	1%	3,289	3,130	5%
Automotive	457	482	(5)	1,195	1,261	(5)	2,615	2,616	—%
Agricultural and Food Products	454	477	(5)	1,262	1,286	(2)	2,780	2,696	3%
Minerals	308	310	(1)	477	464	3	1,549	1,497	3%
Fertilizers	291	300	(3)	466	463	1	1,601	1,543	4%
Forest Products	264	274	(4)	755	773	(2)	2,860	2,821	1%
Metals and Equipment	256	259	(1)	703	704	—	2,746	2,718	1%
Total Merchandise	2,702	2,802	(4)	7,068	7,142	(1)	2,616	2,549	3%
Coal	855	838	2	2,107	1,833	15	2,464	2,187	13%
Intermodal	2,843	2,811	1	1,799	1,726	4	633	614	3%
Other	—	—	—	434	368	18	—	—	—%
Total	6,400	6,451	(1)%	$11,408	$11,069	3%	$1,783	$1,716	4%

(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar. All 2016 information presented in Results of Operations is on a 53-week basis, under GAAP.

CSX 2018 Form 10-K p. 31

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

Forest Products - Volume declined as the decrease in shipments of paper products as a result of mill closures and truck competition was partially offset by strong pulp board volumes driven by e- commerce demand.

Metals and Equipment - Volume slightly declined as a nonrecurring 2016 benefit from large pipe projects was partially offset by increases in equipment moves.

Coal
Domestic utility coal volume declined 12 percent as the competitive loss of short-haul interchange traffic more than offset underlying growth at other utilities. Domestic coke, iron ore and other volume declined 13 percent, primarily in iron ore shipments, as a large customer temporarily halted its production. Export volume increased 42 percent as global supply levels and pricing conditions supported strong growth in U.S. coal exports.

Intermodal
Domestic volume declined 2 percent as rationalization of low-density lanes and competitive losses more than offset growth with existing customers. International volume was up 7 percent driven by competitive gains and strong performance with existing customers as eastern port volumes increased.

Other
Other revenue increased $66 million versus prior year primarily due to a $58 million settlement in
2017 related to a customer that did not meet historical volume commitments and higher incidental charges.

CSX 2018 Form 10-K p. 32

CSX CORPORATION
PART II

Expense
In 2017, total expenses increased $32 million, or less than one percent, compared to prior year. Descriptions of each expense category as well as significant year-over-year changes are described below.

Labor and Fringe expenses include employee wages and related payroll taxes, health and welfare costs, pension, other post-retirement benefits and incentive compensation. These expenses decreased $189 million due to the following items:

•
Efficiency and volume savings of $274 million were driven primarily by reductions in overall headcount and other effects of implementing scheduled railroading as well as the impacts of the 2017 restructuring initiative, slightly offset by higher volume-related costs.

•	Pension costs decreased $10 million primarily due to adoption in 2017 of the spot rate approach for measuring service cost.

•	The extra fiscal week in 2016 resulted in $51 million of additional cost compared to 2017.

•	Inflation resulted in $152 million of additional cost driven by increased health and welfare costs and wage increases.

•	Various other costs decreased $6 million.

Materials, Supplies and Other expenses consist primarily of contracted services to maintain infrastructure and equipment, terminal and coal pier services and professional services. This category also includes costs related to materials, travel, casualty claims, environmental remediation, train accidents, property and sales tax, utilities and other items. Total materials, supplies and other expenses increased $21 million driven by the following:

•	Real estate gains were $18 million in 2017 compared to $128 million in 2016 related to the sale of an operating property and other related income.

•	Inflation resulted in $37 million of additional cost.

•	Asset impairments of $25 million resulted from the discontinuation of certain in-progress projects as a result of transition to scheduled railroading.

•	Relocation costs increased $19 million, which includes the impact of the Company’s initiative to consolidate dispatchers.

•	Additional expense of $13 million resulted from train accidents during the year.

•
Efficiency and volume savings of $152 million are primarily related to lower maintenance costs from the reduction in the active locomotive fleet, lower operating support costs and a reduction in contingent workers.

•	Favorable judgments resulted in compensation to CSX for previously condemned properties, reflecting gains of $73 million.

•	The extra week in 2016 resulted in $18 million of additional cost compared to 2017.

•	Other costs increased $60 million due to various non-significant items.

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

CSX 2018 Form 10-K p. 33

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

Equipment and Other expenses include rent paid for freight cars owned by other railroads or private companies, net of rents received by CSXT for use of its equipment. This category of expenses also includes expenses for short-term and long-term leases of locomotives, railcars, containers and trailers, offices and other rentals. These expenses decreased $36 million driven by the following:

•	The extra week in 2016 resulted in $7 million of additional cost compared to 2017.

•	Other costs decreased $29 million primarily due to the reclassification of rental income from other non-operating to operating income in 2017, partially offset by inflation.

Restructuring Charge of $240 million includes costs related to restructuring activities in 2017, including the management workforce reduction, executive retirements, reimbursement arrangements, the proration of equity awards and other advisory costs related to the leadership transition.

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

CSX 2018 Form 10-K p. 34

CSX CORPORATION
PART II

Interest Expense
Interest Expense includes interest on long-term debt, equipment obligations and capital leases. Interest expense decreased $33 million to $546 million due to lower average interest rates and $11 million of additional expense in 2016 related to the extra week, partially offset by higher average debt balances.

Restructuring Charge - Non Operating
Restructuring Charge - Non Operating of $85 million includes non-operating costs related to restructuring activities in 2017, including certain pension benefits and other post-retirement benefits curtailment.

Other Income - Net
Other Income - Net increased $31 million to $53 million primarily due to adoption in 2017 of the spot rate approach for measuring employee benefit plan interest costs, prior year pension contributions and other favorable benefit plan experience, offset by the reclassification of real estate activities from other non-operating to operating income in 2017.

Income Tax Benefit (Expense)
Income Tax Benefit (Expense) decreased $3.4 billion from an expense of $1.0 billion in 2016 to a benefit of $2.3 billion in 2017 primarily due to a $3.5 billion non-cash reduction in income tax mostly resulting from the revaluation of the Company's net deferred tax liabilities to reflect the reduction of the federal corporate tax rate to 21 percent as part of tax reform. This reduction was partially offset by additional income tax expense resulting from increased earnings before income taxes.

Net Earnings
Net Earnings increased $3.8 billion to $5.5 billion, and earnings per diluted share increased $4.18 to $5.99, due to the factors mentioned above, including the significant impact of tax reform. Lower average shares outstanding resulting from higher share repurchase activity had a positive impact on earnings per diluted share.

CSX 2018 Form 10-K p. 35

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

The impact of tax reform, the restructuring charge and retrospective impact of adoption of a new accounting standard update on 2017 operating results are shown in the following table. There were no adjustments to operating results in 2018. As noted in Note 1. Nature of Operations and Significant Accounting Policies, the Company adopted the provisions of an accounting standard related to the presentation of net pension and other post-retirement benefit costs during the first quarter 2018 and applied them retrospectively.

	For the Year ended December 31, 2017
(in millions, except operating ratio and net earnings per share, assuming dilution)	Operating Income	Operating Ratio	Net Earnings	Net Earnings Per Share, Assuming Dilution
As Previously Reported - GAAP	$3,667	67.9%	$5,471	$5.99
Reclassification of Net Pension and Other Post-Retirement Expense	53	(0.5)	—	—
As Reclassified - GAAP	3,720	67.4	5,471	5.99
Restructuring Charge (a)(b)	240	(2.1)	203	0.22
Tax Reform Benefit (net)	(142)	1.2	(3,577)	(3.91)
Adjusted Operating Results (non-GAAP)	$3,818	66.5%	$2,097	$2.30
(a) The restructuring charge was tax effected using rates reflective of the applicable tax amounts for each component of the restructuring charge.
(b) For 2017, $85 million of the $325 million restructuring charge was reclassified to non-operating income (expense)as a result of the adoption of an accounting standard update related to the presentation of net pension and other post-retirement benefit costs.

CSX 2018 Form 10-K p. 36

CSX CORPORATION
PART II

Free Cash Flow and Adjusted Free Cash Flow
Management believes that free cash flow is useful to investors as it is important in evaluating the Company’s financial performance. More specifically, free cash flow measures cash generated by the business after reinvestment. This measure represents cash available for both equity and bond investors to be used for dividends, share repurchases or principal reduction on outstanding debt. Free cash flow should be considered in addition to, rather than a substitute for, cash provided by operating activities. Free cash flow is calculated by using net cash from operations and adjusting for property additions and certain other investing activities, which includes proceeds from property dispositions. The increase in free cash flow from the prior year of $1.6 billion is primarily due to higher earnings from operations which includes the impact of a lower income tax rate, a decrease in property additions of $295 million and higher proceeds from property dispositions of $222 million.

Adjusted free cash flow excludes the impact of cash payments for restructuring charge. Adjusted free cash flow before dividends increased $1.5 billion year-over-year to $3.2 billion due to higher earnings from operations which includes the impact of a lower income tax rate, a decrease in property additions of $295 million and higher proceeds from property dispositions of $222 million, partially offset by $124 million lower cash payments for restructuring charge.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow and adjusted free cash flow (both non-GAAP measures).

	Fiscal Years
	2018	2017	2016
(Dollars in Millions)
Net cash provided by operating activities	$4,641	$3,472	$3,041
Property additions	(1,745)	(2,040)	(2,398)
Other investing activities	292	134	204
Free Cash Flow, before dividends (non-GAAP)	$3,188	$1,566	$847
Add back: Cash Payments for Restructuring Charge (after-tax) (a)	$11	$135	$—
Adjusted Free Cash Flow, before dividends (non-GAAP)	$3,199	$1,701	$847
(a) The restructuring charge impact to free cash flow was tax effected using the applicable tax rate of the charge. During 2018 and 2017, the Company made cash payments of $15 million and $187 million, respectively, related to the restructuring charge. Also in 2017, the Company made $30 million in payments to a former CEO and a former President for previously accrued non-qualified pension benefits that are not included in the restructuring charge.

CSX 2018 Form 10-K p. 37

CSX CORPORATION
PART II

Operating Statistics (Estimated)

	Fiscal Years
	2018	2017	Improvement/ (Deterioration)
Operations Performance
Train Velocity (Miles per hour)(a)	17.9	15.1	19%
Dwell (Hours)(a)	9.6	11.3	15%

Revenue Ton- Miles (Billions)
Merchandise	128.1	124.0	3%
Coal	45.5	43.3	5%
Intermodal	29.3	28.8	2%
Total Revenue Ton-Miles	202.9	196.1	3%

Total Gross Ton-Miles (Billions)	402.7	400.1	1%
On-Time Originations	82%	80%	3%
On-Time Arrivals	60%	56%	7%

Safety
FRA Personal Injury Frequency Index	0.99	1.22	19%
FRA Train Accident Rate	3.45	3.07	(12)%
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

The Company’s FRA reportable personal injury frequency index of 0.99 for the full year of 2018 improved 19% versus the prior year as overall injuries fell by 27%, outpacing a reduction in man-hours. The Company’s FRA train accident frequency rate of 3.45 for the full year was 12% unfavorable versus the prior year. Safety performance improved in the second half reflecting the changes made in safety leadership, engagement with external resources and the Company’s renewed focus on enhancing the overall safety of its employees, customers and communities in which the company operates.

Operating performance improved significantly throughout the year as train velocity and car dwell achieved record levels in 2018. The operational plan remains focused on delivering further service gains, improving transit times and driving asset utilization while controlling costs.

CSX 2018 Form 10-K p. 38

CSX CORPORATION
PART II

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a company’s ability to generate adequate amounts of cash to meet both current and future needs for obligations as they mature and to provide for planned capital expenditures, including those to address regulatory and legislative requirements. To have a complete picture of a company’s liquidity, its sources and uses of cash, balance sheet and external factors should be reviewed.

Significant Cash Flows
The following charts highlight the components of the change in cash and cash equivalents for operating, investing and financing activities for full years 2018, 2017 and 2016.
In 2018, the Company generated $4.6 billion of cash provided by operating activities which was $1.2 billion higher than prior year primarily driven by higher cash-generating income which includes the impact of a lower income tax rate, partially offset by lower working capital and other activities. In 2017, the Company generated $3.5 billion of cash provided by operating activities which was $431 million higher than 2016 primarily driven by $250 million in voluntary contributions in 2016 to the Company's qualified pension plans and higher net earnings in 2017, partially offset by payments related to restructuring activities.

In 2018, net cash used in investing activities was $1.7 billion, an increase of $189 million from the prior year primarily driven by an increase in net investment purchases, partially offset by lower property additions and higher proceeds from property dispositions. In 2017, net cash used in investing activities was $1.5 billion, a decrease of $303 million from 2016 primarily driven by lower property additions.

In 2018, net cash used in financing activities was $2.5 billion, which represents an increase of $321 million from the prior year primarily driven by higher share repurchases, partially offset by higher net debt issued. In 2017, net cash used in financing activities was $2.2 billion, which represented an increase in spending of $911 million from 2016 primarily driven by higher share repurchases and lower net debt issued, partially offset by the repayment of seller-financed assets in the prior year.

CSX 2018 Form 10-K p. 39

CSX CORPORATION
PART II

Sources of Cash and Liquidity
The Company has multiple sources of liquidity, including cash generated from operations and financing sources. The Company filed a shelf registration statement with the SEC in February 2016 which is unlimited as to amount and may be used to issue debt or equity securities at CSX’s discretion, subject to market conditions and CSX Board authorization. While CSX seeks to give itself flexibility with respect to cash requirements, there can be no assurance that market conditions would permit CSX to sell such securities on acceptable terms at any given time, or at all. In 2018, CSX issued a total of $3.0 billion of new long-term debt.

CSX has access to a $1 billion five-year unsecured revolving credit facility backed by a diverse syndicate of banks that expires in May 2020. As of December 31, 2018, the Company had no outstanding balances under this facility. See Note 9, Debt and Credit Agreements for more information. The Company also has a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1.0 billion outstanding at any one time. At December 31, 2018, the Company had no outstanding debt under the commercial paper program.

Uses of Cash
CSX uses current cash balances for general corporate purposes, which may include working capital requirements, repayment of additional indebtedness outstanding from time to time, repurchases of CSX's common stock, capital investments, improvements in productivity and other cost reduction initiatives.

In 2018, CSX continued to invest in its business to create long-term value for shareholders. The Company is committed to maintaining and improving its existing infrastructure and to positioning itself for long-term, profitable growth through optimizing network and terminal capacity. Funds used for property additions are further described below.

	Fiscal Years
Capital Expenditures (Dollars in Millions)	2018	2017	2016
Track	$771	$733	$714
Bridges, Signals and Other	491	570	433
Total Infrastructure	1,262	1,303	1,147
Capacity and Commercial Facilities	246	417	447
Regulatory (including PTC)	225	284	313
Freight Cars	9	20	82
Locomotives	3	16	409
Total Property Additions	1,745	2,040	2,398
Cash paid for new assets using seller financing (a)	$—	$—	$307
Total Capital Expenditures	$1,745	2,040	2,705

(a)	In 2016, CSX made payments related to locomotive purchases made in 2015 using seller financing of $307 million.

Planned capital investments for 2019 are expected to be between $1.6 billion and $1.7 billion, including approximately $100 million for PTC. Of the 2019 investment, over half will be used to sustain the core infrastructure. The remaining amounts will be allocated to projects supporting service enhancements, productivity initiatives and profitable growth. CSX intends to fund capital investments through cash generated from operations.

CSX 2018 Form 10-K p. 40

CSX CORPORATION
PART II

The Company expects to continue incurring capital costs in connection with the implementation of PTC. CSX estimates that the total multi-year cost of PTC implementation will be approximately $2.4 billion. This estimate includes costs for installing the new system along tracks, upgrading locomotives, adding communication equipment and developing new technologies. Total PTC spending through 2018 was $2.2 billion.

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

The Company also uses cash for scheduled payments of debt and leases, share repurchases and to pay dividends to shareholders. In February 2018, the Company announced a 10 percent increase in the quarterly cash dividend to $0.22 per common share.

Material Changes in the Consolidated Balance Sheets and Working Capital
CSX's balance sheet reflects its strong capital base and the impact of CSX's balanced approach in deploying capital for the benefit of its shareholders, which includes investments in infrastructure, dividend payments and share repurchases. Further, CSX is well positioned from a liquidity standpoint. The Company ended the year with $1.1 billion of cash, cash equivalents and short-term investments.

Total assets as well as total liabilities and shareholders' equity increased $990 million from prior year. The increase in assets was primarily due to the net increase in cash and short-term investments of $692 million and higher net properties of $234 million. The increase in cash and short-term investments was primarily a result of net cash from operations of $4.6 billion and the issuance of $3.0 billion in long-term debt, partially offset by share repurchases of $4.7 billion and property additions of $1.7 billion. The increase in total liabilities and shareholders' equity combined was driven by the issuance of $3.0 billion in long-term debt and net earnings of $3.3 billion, partially offset by share repurchases of $4.7 billion and dividends paid of $751 million.

Working capital is considered a measure of a company’s ability to meet its short-term needs. CSX had a working capital surplus of $650 million at December 2018 and $21 million at December 2017. This increase since the prior year end is primarily the result of an increase in cash due to net cash from operations of $4.6 billion and the issuance of $3.0 billion in long-term debt. These increases were partially offset by cash used for share repurchases of $4.7 billion, property additions of $1.7 billion and dividend payments of $751 million.

The Company’s working capital balance varies due to factors such as the timing of scheduled debt payments and changes in cash and cash equivalent balances as discussed above. Although the Company currently has a surplus, a working capital deficit is not unusual for CSX or other companies in the industry and does not indicate a lack of liquidity. The Company continues to maintain adequate current assets to satisfy current liabilities and maturing obligations when they come due. Furthermore, CSX has sufficient financial capacity, including its revolving credit facility, commercial paper program and shelf registration statement to manage its day-to-day cash requirements and any anticipated obligations. The Company from time to time accesses the credit markets for additional liquidity.

CSX 2018 Form 10-K p. 41

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

The cost and availability of unsecured financing are materially affected by CSX's long-term credit ratings. CSX's credit ratings remained stable during 2018. As of December 2018 and December 2017, S&P's long-term rating on CSX was BBB+ (Stable), and Moody's was Baa1 (Stable). Ratings of BBB- and Baa3 or better by S&P and Moody’s, respectively, reflect ratings on debt obligations that fall within a band of credit quality considered to be investment grade. If CSX's credit ratings were to decline to below investment grade levels, the Company could experience significant increases in its interest cost for new debt. In addition, a decline in CSX’s credit ratings to below investment grade levels could adversely affect the market’s demand, and thus the Company’s ability to readily issue new debt.

CSX is committed to returning cash to shareholders and maintaining an investment grade credit profile. Capital structure, capital investments and cash distributions, including dividends and share repurchases, are reviewed at least annually by the Board of Directors.

SCHEDULE OF CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

The following tables set forth maturities of the Company's contractual obligations and other significant commitments:

Type of Obligation	2019	2020	2021	2022	2023	Thereafter	Total
(Dollars in Millions) (Unaudited)
Contractual Obligations
Total Debt (See Note 9)	$18	$745	$371	$192	$639	$12,792	$14,757
Interest on Debt	675	666	627	613	599	10,093	13,273
Purchase Obligations (See Note 7)	242	280	272	275	269	2,699	4,037
Other Post-Employment Benefits (See Note 8) (a)	50	29	27	25	24	103	258
Operating Leases - Net (See Note 7)	55	56	50	46	40	1,309	1,556
Agreements with Conrail (b)	27	27	27	27	27	20	155
Total Contractual Obligations	$1,067	$1,803	$1,374	$1,178	$1,598	$27,016	$34,036

Other Commitments (c)	$84	$2	$2	$2	$—	$—	$90
(a) Other post-employment benefits include estimated other post-retirement medical and life insurance payments and payments under non-qualified pension plans which are unfunded. No amounts are included for funded pension obligations as no contributions are currently required.
(b) Agreements with Conrail represent minimum future payments of $155 million under the shared asset area agreements (see Note 12, Related Party Transactions).
(c) Other commitments of $90 million consisted of surety bonds, letters of credit, uncertain tax positions and public private partnerships. Surety bonds of $42 million and letters of credit of $28 million arise from assurances issued by a third-party that CSX will fulfill certain obligations and are typically a contract, state, federal or court requirement. Uncertain tax positions of $12 million, which include interest and penalties, are all included in year 2018 as the year of settlement cannot be reasonably estimated. Contractual commitments related to public-private partnerships are $8 million.

CSX 2018 Form 10-K p. 42

CSX CORPORATION
PART II

OFF-BALANCE SHEET ARRANGEMENTS

For detailed information about the Company’s guarantees, operating leases and purchase obligations, see Note 7, Commitments and Contingencies. There are no off-balance sheet arrangements that are reasonably likely to have a material effect on the Company’s financial condition, results of operations or liquidity.

LABOR AGREEMENTS

Approximately 18,500 of the Company's approximately 22,500 employees are members of a labor union. All 13 rail unions that participate in national bargaining have reached national agreements with the Class I railroads via ratification, executive action or interest arbitration. These agreements are effective January 1, 2015 through December 31, 2019.

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

Personal Injury, Environmental and Legal Reserves

Personal Injury
Personal Injury reserves of $143 million and $168 million for 2018 and 2017, respectively, represent liabilities for employee work-related and third-party injuries. CSXT retains an independent actuary to assist management in assessing the value of personal injury claims. The methodology used by the actuary includes a development factor to reflect growth or reduction in the value of these personal injury claims. It is based largely on CSXT's historical claims and settlement experience. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. For additional details, including a description of our related accounting policies, see Note 5, Casualty, Environmental and Other Reserves in the consolidated financial statements.

CSX 2018 Form 10-K p. 43

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Environmental
Environmental reserves were $80 million and $90 million in 2018 and 2017, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. The Company reviews its potential liability with respect to each site identified, giving consideration to a number of factors such as:

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

Pension and Post-retirement Medical Plan Accounting
The Company sponsors defined benefit pension plans principally for salaried, management personnel. For employees hired prior to 2003, the plans provide eligible employees with retirement benefits based predominantly on years of service and compensation rates near retirement. For employees hired in 2003 or thereafter, benefits are determined based on a cash balance formula, which provides benefits by utilizing interest and pay credits based upon age, service and compensation. As of December 2018, the projected benefit obligation for the Company’s pension plans was $2.8 billion.

CSX 2018 Form 10-K p. 44

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

In addition to these plans, the Company sponsors a post-retirement medical plan and a non-contributory life insurance plan that provide certain benefits to full-time, salaried, management employees, hired prior to 2003, upon their retirement if certain eligibility requirements are met. Beginning in 2019, both the life insurance benefit for eligible active employees and health savings account contributions made by the Company to eligible retirees younger than 65 will be eliminated. Beginning in 2020, the employer-funded health reimbursement arrangements for eligible retirees 65 years or older will be eliminated. As a result of these plan amendments, the Company recognized a decrease of $102 million in the post-retirement benefit liability. As of December 2018, the projected benefit obligation for the Company’s other post-retirement benefit plans was $118 million.

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

The Company measures the service and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year instead of a single weighted-average discount rate approach, which was used prior to 2017. Under the spot rate approach, individual spot discount rates along the same high quality corporate bonds yield curve used to measure the pension and post-retirement benefit liabilities are applied to the relevant projected cash flows at the relevant maturity.

CSX 2018 Form 10-K p. 45

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

The weighted average discount rates used by the Company to value its 2018 pension and post-retirement obligations are 4.24 percent and 3.98 percent, respectively. For 2017, the weighted average discount rates used by the Company to value its pension and post-retirement obligations were 3.56 percent and 3.34 percent, respectively. Discount rates may differ for pension and post-retirement benefits due to varying duration of the liabilities for projected payments for each plan. As of December 2018, the estimated duration of pensions and post-retirement benefits is approximately 11 years and 6 years, respectively.

Each year, these discount rates are reevaluated and adjusted using the current market interest rates for high quality corporate bonds to reflect the best estimate of the current effective settlement rates. In general, if interest rates decline or rise, the assumed discount rates will change.

Long-term Rate of Return on Plan Assets
The expected long-term average rate of return on plan assets reflects the average rate of earnings expected on the funds invested, or to be invested, to provide for benefits included in the projected benefit obligation. In estimating that rate, the Company gives appropriate consideration to the returns being earned by the plan assets in the funds and the rates of return expected to be available for reinvestment as well as the current and projected asset mix of the funds. Management balances market expectations obtained from various investment managers and economists with both market and actual plan historical returns to develop a reasonable estimate of the expected long-term rate of return on assets. As this assumption is long-term, the annual review may result in less frequent adjustment than other assumptions used in pension accounting. The long-term rate of return on plan assets used by the Company to value its benefit cost for the subsequent plan year was 6.75 percent in both 2018 and 2017.

Salary Scale Inflation Rates
Salary scale inflation rates are based on current trends and historical data accumulated by the Company.  The Company reviews recent wage increases and management incentive compensation payments over the past five years in its assessment of salary scale inflation rates. The Company used a salary scale rate of 4.60 percent in both 2018 and 2017 to value its pension obligations.

Other Assumptions
The calculations made by the actuaries also include assumptions relating to health care cost trend rates, mortality rates, turnover and retirement age. These assumptions are based upon historical data, recent plan experience and industry trends and are determined by management.

CSX 2018 Form 10-K p. 46

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

2019 Estimated Pension and Post-retirement Expense
Net periodic pension and post-retirement benefits expenses for 2019 are expected to be a credit of $7 million and $2 million, respectively. Net periodic pension and post-retirement benefits expenses for 2019 are expected to include service cost expense of $32 million and $1 million, respectively. Service cost expense is included in labor and fringe on the consolidated income statement and all other components of net pension expense and post-retirement benefits expense are included in other income - net. Net periodic pension expense and post-retirement benefits expense in 2018 was an $11 million credit and a $7 million expense, respectively. The net increase in the expected credit is primarily due to changes to the post-retirement benefits plan partially offset by unfavorable pension plan asset experience.

The following sensitivity analysis illustrates the effects of a one percent change in certain assumptions like discount rates, long-term rate of return and salaries on the 2019 estimated pension and post-retirement expense:

(Dollars in Millions)	Pension Expense	Post-Retirement Expense
Discount Rate	$13	$1
Long-term Rate of Return	$26	N/A
Salary Inflation	$6	N/A

Depreciation Policies for Assets Utilizing the Group-Life Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method of accounting. Assets depreciated under the group-life method comprise 87% of total fixed assets of $45 billion on a gross basis at December 2018. The remaining depreciable assets of the Company, including non-railroad assets and assets under capital leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

CSX 2018 Form 10-K p. 47

CSX CORPORATION
PART II

Critical Accounting Estimates, continued

Recent experience with depreciation studies has resulted in depreciation rate changes that did not materially affect the Company’s annual depreciation expense of $1.3 billion for each 2018, 2017 and 2016. A one percent change in the average estimated useful life of all group-life assets would result in an approximate $12 million change to the Company’s annual depreciation expense. For additional details, including a more detailed description of our related accounting policies, see Note 6, Properties in the consolidated financial statements.

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

CSX files a consolidated federal income tax return, which includes its principal domestic subsidiaries. Examinations of the federal income tax returns of CSX have been completed through 2016. During 2018, the Company participated in a contemporaneous Internal Revenue Service (“IRS”) audit of tax years 2017 and 2018. Management believes an adequate provision has been made for any adjustments that might be assessed. While the final outcome of these matters cannot be predicted with certainty, it is the opinion of CSX management that none of these items will have a material adverse effect on the financial condition, results of operations or liquidity of CSX. An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on the results of operations in a particular fiscal quarter or fiscal year. As of December 2018, the Company’s uncertain tax positions were $12 million.

New Accounting Pronouncements and Changes in Accounting Policy
See Note 1, Nature of Operations and Significant Accounting Policies under the caption, “New Accounting Pronouncements and Changes in Accounting Policy.”

CSX 2018 Form 10-K p. 48

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

CSX 2018 Form 10-K p. 49

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

CSX 2018 Form 10-K p. 50

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

CSX does not hold or issue derivative financial instruments for trading purposes. Historically, the Company has used derivative financial instruments to address market risk exposure to fluctuations in interest rates. As of December 2018, CSX does not have a material amount of floating rate debt obligations outstanding, and therefore fluctuations in the interest rate would not have a material impact on the Company's financial condition, results of operations or liquidity.

Changes in interest rates could impact the fair value of the Company's fixed rate long-term debt. The potential decrease in fair value of the Company's fixed rate long-term debt resulting from a hypothetical 10% increase in interest rates, or approximately 25 basis points, is estimated to be $472 million as of December 31, 2018 and $403 million as of December 31, 2017. The underlying fair values of our long-term debt were estimated based on quoted market prices or on the current rates offered for debt with similar terms and maturities.

CSX 2018 Form 10-K p. 51

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	53

CSX Corporation

Consolidated Financial Statements and Notes to Consolidated Financial Statements
Herewith:

Consolidated Income Statements for the Fiscal Years Ended:	54
December 31, 2018
December 31, 2017
December 30, 2016

Consolidated Comprehensive Income Statements for the Fiscal Years Ended:	55
December 31, 2018
December 31, 2017
December 30, 2016

Consolidated Balance Sheets as of:	56
December 31, 2018
December 31, 2017

Consolidated Cash Flow Statements for Fiscal Years Ended:	57
December 31, 2018
December 31, 2017
December 30, 2016

Consolidated Statements of Changes in Shareholders' Equity:	58
December 31, 2018
December 31, 2017
December 30, 2016

Notes to Consolidated Financial Statements	59

CSX 2018 Form 10-K p. 52

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CSX Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 6, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1981.

Jacksonville, Florida
February 6, 2019

CSX 2018 Form 10-K p. 53

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED INCOME STATEMENTS
(Dollars in Millions, Except Per Share Amounts)

	Fiscal Years
	2018	2017	2016
Revenue	$12,250	$11,408	$11,069
Expense
Labor and Fringe	2,738	2,946	3,135
Materials, Supplies and Other	1,967	2,113	2,092
Depreciation	1,331	1,315	1,301
Fuel	1,046	864	713
Equipment and Other Rents	395	429	465
Restructuring Charge (Note 1)	—	240	—
Equity Earnings of Affiliates	(96)	(219)	(50)
Total Expense	7,381	7,688	7,656

Operating Income	4,869	3,720	3,413

Interest Expense	(639)	(546)	(579)
Debt Repurchase Expense	—	—	(115)
Restructuring Charge - Non-Operating (Note 1)	—	(85)	—
Other Income - Net (Note 10)	74	53	22
Earnings Before Income Taxes	4,304	3,142	2,741

Income Tax (Expense) Benefit (Note 11)	(995)	2,329	(1,027)
Net Earnings	$3,309	$5,471	$1,714

Per Common Share (Note 2)
Net Earnings Per Share
Basic	$3.86	$6.01	$1.81
Assuming Dilution	$3.84	$5.99	$1.81

Average Common Shares Outstanding (Millions)
Basic	857	911	947
Assuming Dilution	861	914	948

Cash Dividends Paid Per Common Share	$0.88	$0.78	$0.72

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2018 Form 10-K p. 54

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED COMPREHENSIVE INCOME STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2018	2017	2016
Net Earnings	$3,309	$5,471	$1,714
Other Comprehensive (Loss) Income - Net of Tax:
Pension and Other Post-Employment Benefits	(164)	140	21
Other	(11)	14	4
Total Other Comprehensive (Loss) Income	(175)	154	25
Comprehensive Earnings (Note 14)	$3,134	$5,625	$1,739

See accompanying Notes to Consolidated Financial Statements.

CSX 2018 Form 10-K p. 55

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	December	December
	2018	2017
ASSETS
Current Assets:
Cash and Cash Equivalents (Note 1)	$858	$401
Short-term Investments	253	18
Accounts Receivable - Net (Note 1)	1,010	970
Materials and Supplies	263	372
Other Current Assets	181	154
Total Current Assets	2,565	1,915

Properties	44,805	44,324
Accumulated Depreciation	(12,807)	(12,560)
Properties - Net (Note 6)	31,998	31,764

Investment in Conrail (Note 12)	943	907
Affiliates and Other Companies	836	779
Other Long-term Assets	387	374
Total Assets	$36,729	$35,739
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$949	$847
Labor and Fringe Benefits Payable	550	602
Casualty, Environmental and Other Reserves (Note 5)	113	108
Current Maturities of Long-term Debt (Note 9)	18	19
Income and Other Taxes Payable	106	157
Other Current Liabilities	179	161
Total Current Liabilities	1,915	1,894

Casualty, Environmental and Other Reserves (Note 5)	211	266
Long-term Debt (Note 9)	14,739	11,790
Deferred Income Taxes - Net (Note 11)	6,690	6,418
Other Long-term Liabilities	594	650
Total Liabilities	24,149	21,018

Shareholders' Equity:
Common Stock, $1 Par Value (Note 3)	818	890
Other Capital	249	217
Retained Earnings (Note 1)	12,157	14,084
Accumulated Other Comprehensive Loss (Note 14)	(661)	(486)
Noncontrolling Minority Interest	17	16
Total Shareholders' Equity	12,580	14,721
Total Liabilities and Shareholders' Equity	$36,729	$35,739

Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2018 Form 10-K p. 56

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED CASH FLOW STATEMENTS
(Dollars in Millions)

	Fiscal Years
	2018	2017	2016
OPERATING ACTIVITIES
Net Earnings	$3,309	$5,471	$1,714
Adjustments to Reconcile Net Earnings to Net Cash
Provided by Operating Activities:
Depreciation	1,331	1,315	1,301
Restructuring Charge (Note 1)	—	325	—
Cash Payments for Restructuring Charge	(15)	(187)	—
Deferred Income Taxes	279	(3,233)	405
Earnings of Equity-method Investments	(96)	(219)	(50)
Contributions to Qualified Pension Plans (Note 8)	—	—	(250)
Gain on Property Dispositions	(154)	(18)	(128)
Other Operating Activities	(21)	(17)	(20)
Changes in Operating Assets and Liabilities:
Accounts Receivable	(46)	(70)	84
Other Current Assets	101	1	(113)
Accounts Payable	104	41	40
Income and Other Taxes Payable	(104)	20	23
Other Current Liabilities	(47)	43	35
Net Cash Provided by Operating Activities	4,641	3,472	3,041
INVESTING ACTIVITIES
Property Additions	(1,745)	(2,040)	(2,398)
Purchase of Short-term Investments	(736)	(782)	(929)
Proceeds from Sales of Short-term Investments	505	1,193	1,325
Proceeds from Property Dispositions	319	97	195
Other Investing Activities	(27)	37	9
Net Cash Used in Investing Activities	(1,684)	(1,495)	(1,798)
FINANCING ACTIVITIES
Long-term Debt Issued (Note 9)	3,000	850	2,200
Long-term Debt Repaid (Note 9)	(19)	(333)	(1,419)
Dividends Paid	(751)	(708)	(680)
Shares Repurchased	(4,671)	(1,970)	(1,056)
Other Financing Activities	(59)	(18)	(313)
Net Cash Used in Financing Activities	(2,500)	(2,179)	(1,268)
Net Increase (Decrease) in Cash and Cash Equivalents	457	(202)	(25)
CASH AND CASH EQUIVALENTS
Cash and Cash Equivalents at Beginning of Period	401	603	628
Cash and Cash Equivalents at End of Period	$858	$401	$603

SUPPLEMENTAL CASH FLOW INFORMATION
Interest Paid - Net of Amounts Capitalized	$614	$555	$606
Income Taxes Paid	$814	$911	$580
Certain prior year data has been reclassified to conform to the current presentation.
See accompanying Notes to Consolidated Financial Statements.

CSX 2018 Form 10-K p. 57

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY
(Dollars in Millions)

	Common Shares Outstanding (Thousands)	Common Stock and Other Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) (a)	Non- controlling Interest	Total Shareholders' Equity
December 25, 2015	965,514	$1,079	$11,238	$(665)	$16	$11,668
Comprehensive Earnings:
Net Earnings	—	—	1,714	—	—	1,714
Other Comprehensive Income (Note 14)	—	—	—	25	—	25
Total Comprehensive Earnings						1,739
Common stock dividends, $0.72 per share	—	—	(680)	—	—	(680)
Share Repurchases	(38,379)	(38)	(1,018)	—	—	(1,056)
Bond Conversions	94	1	—	—	—	1
Other	951	24	(1)	—	(1)	22
December 30, 2016	928,180	1,066	11,253	(640)	15	11,694
Comprehensive Earnings:
Net Earnings	—	—	5,471	—	—	5,471
Other Comprehensive Income (Note 14)	—	—	—	154	—	154
Total Comprehensive Earnings						5,625
Common stock dividends, $0.78 per share	—	—	(708)	—	—	(708)
Share Repurchases	(38,785)	(39)	(1,931)	—	—	(1,970)
Other	456	80	(1)	—	1	80
December 31, 2017	889,851	1,107	14,084	(486)	16	14,721
Comprehensive Earnings:
Net Earnings	—	—	3,309	—	—	3,309
Other Comprehensive Income (Note 14)	—	—	—	(175)	—	(175)
Total Comprehensive Earnings						3,134
Common stock dividends, $0.88 per share	—	—	(751)	—	—	(751)
Share Repurchases	(72,264)	(72)	(4,599)	—	—	(4,671)
Other	593	32	114	—	1	147
December 31, 2018	818,180	$1,067	$12,157	$(661)	$17	$12,580

(a) Accumulated Other Comprehensive Loss year-end balances shown above are net of tax. The associated taxes were $180 million, $162 million and $335 million for 2018, 2017 and 2016, respectively. For additional information see Note 14, Other Comprehensive Income.

See accompanying Notes to Consolidated Financial Statements.

CSX 2018 Form 10-K p. 58

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

CSX Transportation, Inc.
CSX’s principal operating subsidiary, CSX Transportation, Inc. (“CSXT”), provides an important link to the transportation supply chain through its approximately 20,500 route mile rail network, which serves major population centers in 23 states east of the Mississippi River, the District of Columbia and the Canadian provinces of Ontario and Quebec. It has access to over 70 ocean, river and lake port terminals along the Atlantic and Gulf Coasts, the Mississippi River, the Great Lakes and the St. Lawrence Seaway. The Company’s intermodal business links customers to railroads via trucks and terminals. CSXT also serves thousands of production and distribution facilities through track connections to approximately 230 short-line and regional railroads.

CSXT is also responsible for the Company's real estate sales, leasing, acquisition and management and development activities after a merger with CSX Real Property, Inc., a former wholly-owned CSX subsidiary, on July 1, 2017. In addition, as substantially all real estate sales, leasing, acquisition and management and development activities are focused on supporting railroad operations, all results of these activities are included in operating income beginning in 2017. Previously, the results of these activities were classified as operating or non-operating based on the nature of the activity and were not material for any prior periods presented.

CSX 2018 Form 10-K p. 59

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Lines of Business
During 2018, the Company's services generated $12.3 billion of revenue and served three primary lines of business: merchandise, coal and intermodal.

•
The merchandise business shipped 2.7 million carloads (41 percent of volume) and generated 61 percent of revenue in 2018. The Company’s merchandise business is comprised of shipments in the following diverse markets: chemicals, automotive, agricultural and food products, minerals, fertilizers, forest products, and metals and equipment.

•
The coal business shipped 887 thousand carloads (14 percent of volume) and generated 18 percent of revenue in 2018. The Company transports domestic coal, coke and iron ore to electricity-generating power plants, steel manufacturers and industrial plants as well as export coal to deep-water port facilities. Roughly one-third of export coal and the majority of the domestic coal that the Company transports is used for generating electricity.

•
The intermodal business shipped 2.9 million units (45 percent of volume) and generated 16 percent of revenue in 2018. The intermodal business combines the superior economics of rail transportation with the short-haul flexibility of trucks and offers a cost advantage over long-haul trucking. Through a network of more than 30 terminals, the intermodal business serves all major markets east of the Mississippi River and transports mainly manufactured consumer goods in containers, providing customers with truck-like service for longer shipments.

Other revenue accounted for 5 percent of the Company’s total revenue in 2018. This revenue category includes revenue from regional subsidiary railroads, demurrage, revenue for customer volume commitments not met, switching, other incidental charges and adjustments to revenue reserves. Revenue from regional railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars or other equipment are held beyond a specified period of time. Switching revenue is primarily generated when CSXT switches cars for a customer or another railroad.

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

Employees
The Company's number of employees was approximately 22,500 as of December 2018, which includes approximately 18,500 union employees. Most of the Company’s employees provide or support transportation services.

CSX 2018 Form 10-K p. 60

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

Basis of Presentation
In the opinion of management, the accompanying consolidated financial statements contain all normal, recurring adjustments necessary to fairly present the financial position of CSX and its subsidiaries at December 31, 2018 and December 31, 2017, and the consolidated statements of income, comprehensive income, cash flows and changes in shareholders’ equity for fiscal years 2018, 2017 and 2016. In addition, management has evaluated and disclosed all material events occurring subsequent to the date of the financial statements up to the date this annual report is filed on Form 10-K.

Fiscal Year
Through the second quarter 2017, CSX followed a 52/53 week fiscal reporting calendar with the last day of each reporting period ending on a Friday. On July 7, 2017, the Board of Directors of CSX approved a change in the fiscal reporting calendar from a 52/53 week year ending on the last Friday of December to a calendar year ending on December 31 each year, effective beginning with fiscal third quarter 2017. Related to the change in the fiscal calendar:

•	Year:

–	2018 contained 365 days (January 1, 2018 through December 31, 2018)

–	2017 contained 366 days (December 31, 2016 through December 31, 2017)

–	2016 contained 371 days (December 26, 2015 through December 30, 2016)

•	First quarter:

–	2018 contained 90 days (January 1, 2018 through March 31, 2018)

–	2017 contained 91 days (December 31, 2016 through March 31, 2017)

–	2016 contained 91 days (December 26, 2015 through March 25, 2016)

•	Second quarter:

–	2018 contained 91 days (April 1, 2018 through June 30, 2018)

–	2017 contained 91 days (April 1, 2017 through June 30, 2017)

–	2016 contained 91 days (March 26, 2016 through June 24, 2016)

•	Third quarter:

–	2018 contained 92 days (July 1, 2018 through September 30, 2018)

–	2017 contained 92 days (July 1, 2017 through September 30, 2017)

–	2016 contained 91 days (June 25, 2016 through September 23, 2016)

•	Fourth quarter:

–	2018 contained 92 days (October 1, 2018 through December 31, 2018)

–	2017 contained 92 days (October 1, 2017 through December 31, 2017)

–	2016 contained 98 days (September 24, 2016 through December 30, 2016)

CSX 2018 Form 10-K p. 61

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

This change did not materially impact comparability of the Company’s financial results for fiscal years 2017 and 2016. Accordingly, the change to a calendar fiscal year was made on a prospective basis and operating results for prior periods were not adjusted. The Company was not required to file a transition report because this change was not deemed a change in fiscal year for purposes of reporting subject to Rule 13a-10 or Rule 15d-10 of the Securities Exchange Act of 1934 as the new fiscal year commenced with the end of the prior fiscal year end and within seven days of the prior fiscal year end. Except as otherwise specified, references to full years indicate CSX’s fiscal years ended on December 31, 2018, December 31, 2017 and December 30, 2016.

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

CSX 2018 Form 10-K p. 62

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.  Nature of Operations and Significant Accounting Policies, continued

In March 2017, the FASB issued ASU Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires that only the service cost component of net periodic benefit costs be recorded as compensation cost in operating expense on the consolidated income statement. All other components of net periodic benefit cost (interest cost, expected return on plan assets, amortization of net loss, special termination benefits and settlement and curtailment effects) should be presented as non-operating charges on the consolidated income statement. If these non-operating charges are related to prior year restructuring activities, they are presented as restructuring charge - non-operating. Other non-operating charges are presented as other income - net. The Company adopted the provisions of this standard during first quarter 2018 and applied them retrospectively. The retrospective impact of adoption for fiscal years 2017 and 2016 is shown in the following table.

	Fiscal Year 2017			Fiscal Year 2016
(Dollars in millions)	As Previously Reported	Reclass	As Reclassified	As Previously Reported	Reclass	As Reclassified
Operating Expense:
Labor and Fringe	$2,914	$32	$2,946	$3,159	$(24)	$3,135
Restructuring Charge	325	(85)	240	—	—	—
Non-Operating Income (Expense):
Restructuring Charge - Non-Operating	$—	$(85)	$(85)	$—	$—	$—
Other Income - Net	21	32	53	46	(24)	22

In May 2014, the FASB issued ASU Revenue from Contracts with Customers, which supersedes previous revenue recognition guidance. The new standard requires that a company recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration the company expects to receive in exchange for those goods or services. In-depth reviews of commercial contracts were completed and changes to processes and internal controls to meet the standard’s reporting and disclosure requirements were implemented. The Company adopted the guidance effective January 1, 2018 using the modified retrospective approach. The adoption did not affect the Company’s financial condition, results of operations or liquidity. Disclosures related to the nature, amount and timing of revenue and cash flows arising from contracts with customers are included in Note 16, Revenues.

CSX 2018 Form 10-K p. 63

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Pronouncements to be adopted
In February 2016, the FASB issued ASU, Leases, which will require lessees to recognize most leases on their balance sheets as a right-of-use asset with a corresponding lease liability, and lessors to recognize a net lease investment. Additional qualitative and quantitative disclosures will also be required. This standard update is effective for CSX beginning with the first quarter 2019 and the Company plans to adopt it using the cumulative-effect adjustment transition method approved by the FASB in July 2018. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. Software has been implemented that will assist in the recognition of additional assets and liabilities to be included on the balance sheet related to leases currently classified as operating leases with durations greater than twelve months, with certain allowable exceptions. In addition to lease agreements, service contracts and other agreements have been reviewed to determine if they contain an embedded lease. The Company expects that adoption of this standard update will result in right-of-use assets and corresponding lease liabilities of approximately $650 million being reported on the consolidated balance sheet beginning first quarter 2019, but will not materially impact operating results or liquidity.

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

CSX 2018 Form 10-K p. 64

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 1.    Nature of Operations and Significant Accounting Policies, continued

Restructuring Charge
Through an involuntary separation program with enhanced benefits to further its strategic objectives, CSX reduced its management workforce by approximately 950 employees during 2017. The Company was focused on driving efficiencies through process improvement and responding to business mix shifts. These management reductions were designed to further streamline general and administrative and operating support functions to speed decision making and further control costs. The involuntary separation program was essentially completed in April 2017.

The prior year restructuring charge includes costs related to the management workforce reduction program, executive retirements, reimbursement arrangements with MR Argent Advisor LLC (“Mantle Ridge”) and the Company’s former President and Chief Executive Officer, E. Hunter Harrison, the proration of equity awards and other advisory costs related to the leadership transition. Payments related to the 2017 restructuring charge were substantially complete as of March 31, 2018.

Expenses related to the management workforce reduction and other restructuring costs during 2017 are shown in the following table.

	Fiscal Year 2017
(Dollars in millions)	As Previously Reported	Operating Restructuring Charge	Non-Operating Restructuring Charge
Severance and Pension	$154	$98	$56
Other Post-Retirement Benefits Curtailment	17	—	17
Employee Equity Awards Proration and Other	23	23	—
Subtotal Management Workforce Reduction	$194	$121	$73
Reimbursement Arrangements	84	84	—
Executive Equity Awards Proration	24	24	—
Pension Settlement Charge	12	—	12
Advisory Fees Related to Shareholder Matters	11	11	—
Total Restructuring Charge	$325	$240	$85

CSX 2018 Form 10-K p. 65

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share

The following table sets forth the computation of basic earnings per share and earnings per share, assuming dilution:

	Fiscal Years
	2018	2017	2016
Numerator (Dollars in Millions):
Net Earnings	$3,309	$5,471	$1,714
Dividend Equivalents on Restricted Stock	(1)	(1)	(1)
Net Earnings, Attributable to Common Shareholders	$3,308	$5,470	$1,713

Denominator (Units in Millions):
Average Common Shares Outstanding	857	911	947
Other Potentially Dilutive Common Shares	4	3	1
Average Common Shares Outstanding, Assuming Dilution	861	914	948

Net Earnings Per Share, Basic	$3.86	$6.01	$1.81
Net Earnings Per Share, Assuming Dilution	$3.84	$5.99	$1.81

Basic earnings per share is based on the weighted-average number of shares of common stock outstanding. Earnings per share, assuming dilution, is based on the weighted-average number of shares of common stock outstanding and common stock equivalents adjusted for the effects of common stock that may be issued as a result of potentially dilutive instruments. CSX's potentially dilutive instruments are made up of equity awards including performance units and employee stock options.

When calculating diluted earnings per share, CSX is required to include the potential shares that would be outstanding if all outstanding stock options were exercised. This number is different from outstanding stock options, which is included in Note 4, Stock Plans and Share-Based Compensation, because it is offset by shares CSX could repurchase using the proceeds from these hypothetical exercises to obtain the common stock equivalent. Approximately 479 thousand, 7.6 million and 2.8 million of total average outstanding stock options for 2018, 2017 and 2016, respectively, were excluded from the diluted earnings per share calculation because their effect was antidilutive.

Share Repurchases
Share repurchases under the $2 billion program announced in April 2015 were completed in April 2017. The Company subsequently announced a $1 billion share repurchase program in April 2017, with additional authority of $500 million added in July 2017. Repurchases under that program were completed on October 2, 2017. The Company announced a new $1.5 billion share repurchase program on October 25, 2017.

In February 2018, the Company announced an increase to the $1.5 billion share repurchase program first announced in October 2017, bringing the total authorized to $5 billion. This program was completed on January 16, 2019. Also on January 16, 2019, the Company announced another $5 billion share repurchase program. The repurchases may be made through a variety of methods including, but not limited to, open market purchases, purchases pursuant to Rule 10b5-1 plans, accelerated share repurchases and negotiated block purchases. The timing of share repurchases depends upon marketplace conditions and other factors, and the program remains subject to the discretion of the Board of Directors.

CSX 2018 Form 10-K p. 66

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 2.  Earnings Per Share, continued

During 2018, 2017, and 2016, CSX repurchased the following shares:

	Fiscal Years
	2018	2017	2016
Shares Repurchased (Units in Millions)	72	39	38
Cost of Shares (Dollars in Millions)	$4,671	$1,970	$1,056
Average Price Paid per Share	$64.64	$50.80	$27.52

During 2018, the Company entered into four accelerated share repurchase agreements to repurchase shares of the Company’s common stock. Under these agreements, the Company paid $1.5 billion and received approximately 22 million total shares, which are included in the table above.

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

NOTE 3. Shareholders’ Equity

Common and preferred stock consists of the following:

Common Stock, $1 Par Value	December 2018
(Units in Millions)
Common Shares Authorized	1,800
Common Shares Issued and Outstanding	818

Preferred Stock
Preferred Shares Authorized	25
Preferred Shares Issued and Outstanding	—

Holders of common stock are entitled to one vote on all matters requiring a vote for each share held. Preferred stock is senior to common stock with respect to dividends and upon liquidation of CSX.

CSX 2018 Form 10-K p. 67

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

Share-based compensation expense for awards under share-based compensation plans and purchases made as part of the employee stock purchase plan is measured using the fair value of the award on the grant date and is recognized on a straight-line basis over the service period of the respective award. Forfeitures are recognized as they occur. Total pre-tax expense associated with share-based compensation and its related income tax benefit is shown in the table below. The year over year decrease in share-based compensation expense is primarily due to modifications to the terms of awards in the first and second quarters of 2017 (see Equity Award Modifications below).

	Fiscal Years
(Dollars in Millions)	2018	2017	2016
Share-Based Compensation Expense
Performance Units	$28	$49	$17
Restricted Stock Units and Awards	6	15	11
Stock Options	13	22	7
Stock Awards for Directors	2	3	2
Employee Stock Purchase Plan	2	—	—
Total Share-based Compensation Expense	$51	$89	$37
Income Tax Benefit	$26	$42	$15

Long-term Incentive Plans
The CSX Long-term Incentive Plans (“LTIP”) were adopted under the 2010 CSX Stock and Incentive Award Plan. The objective of these plans is to motivate and reward certain employees for achieving and exceeding certain financial goals. Grants were made in performance units, with each unit being equivalent to one share of CSX common stock, and payouts will be made in CSX common stock. The payout range for participants will be between 0% and 200% of the target awards depending on Company performance against predetermined goals for each three-year cycle. In 2016, 2017 and 2018, target performance units were granted to certain employees under three separate LTIP plans covering three-year cycles: the 2016-2018 (“2016-2018 LTIP”), 2017-2019 (“2017-2019 LTIP”) and 2018-2020 (“2018-2020 LTIP”) plans.

CSX 2018 Form 10-K p. 68

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

The key financial targets for the 2016-2018 and 2017-2019 plans are based on the achievement of goals related to both operating ratio and return on assets (tax-adjusted operating income divided by net property) excluding certain items as disclosed in the Company's financial statements. The three-year cumulative operating ratio and average return on assets over the performance period will each comprise 50% of the payout and are measured independently of the other. These plans state that payouts for certain executive officers are subject to downward adjustment by up to 30% based upon total shareholder return relative to specified comparable groups.

Payouts of performance units for the 2018-2020 plan will be based on the achievement of goals related to both operating ratio and free cash flow, in each case excluding non-recurring items as disclosed in the Company’s financial statements. The final year operating ratio and cumulative free cash flow over the plan period will each comprise 50% of the payout and will be measured independently of the other. For this plan, payouts for certain executive officers are subject to formulaic upward or downward adjustment by up to 25%, capped at an overall payout of 200%, based upon the Company’s total shareholder return relative to specified comparable groups over the performance period. The fair value of the performance units awarded during the year ended December 2018 was calculated using a Monte-Carlo simulation model with the following weighted-average assumptions:

Weighted-average assumptions used:	2018
Annual dividend yield	1.6%
Risk-free interest rate	2.3%
Annualized volatility	29.1%
Expected life (in years)	2.9

Performance unit grant and vesting information is summarized as follows:

	Fiscal Years
	2018	2017	2016
Weighted-average grant date fair value	$55.57	$49.50	$24.17
Fair value of units vested in fiscal year ending (in millions)	$14	$26	$31

The performance unit activity related to the outstanding long-term incentive plans and corresponding fair value is summarized as follows:

	Performance Units Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2017	976	$33.90
Granted	376	55.57
Forfeited	(43)	43.09
Vested	(587)	24.13
Unvested at December 31, 2018	722	$52.58

CSX 2018 Form 10-K p. 69

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

As of December 2018, there was $38 million of total unrecognized compensation cost related to performance units that is expected to be recognized over a weighted-average period of approximately two years.
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

Restricted stock grant and vesting information is summarized as follows:

	Fiscal Years
	2018	2017	2016
Weighted-average grant date fair value	$62.60	$48.35	$24.21
Fair value of units and awards vested during fiscal year ended (in millions)	$9	$8	$14
The restricted stock activity related to the outstanding long-term incentive plans and other awards and corresponding fair value is summarized as follows:

	Restricted Stock Units and Awards Outstanding (in Thousands)	Weighted-Average Fair Value at Grant Date
Unvested at December 31, 2017	807	$33.37
Granted	164	62.60
Forfeited	(23)	42.12
Vested	(264)	35.41
Unvested at December 31, 2018	684	$39.30

As of December 2018, unrecognized compensation expense for these restricted stock units and awards was approximately $11 million, which will be expensed over a weighted-average remaining period of two years.

Stock Options
Stock options were granted in 2016, 2017 and 2018 along with the corresponding LTIP plans. Under this program, an employee receives an award that provides the opportunity in the future to purchase CSX shares at the closing market price of the stock on the date the award is granted (the strike price). The options become exercisable after a three-year vesting period and expire 10 years from the grant date if they are not exercised.

CSX 2018 Form 10-K p. 70

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

In March 2017, the Company granted 9 million stock options to former CEO E. Hunter Harrison at a fair value of $12.88 per option. These options were granted with a ten-year term and an exercise price equal to the closing market price of the underlying stock on the date of grant. Upon his death in December 2017, all of Mr. Harrison's 9 million options were forfeited.

Assumptions and inputs used to estimate fair value of stock options are summarized as follows:

	Fiscal Years
	2018	2017	2016
Weighted-average grant date fair value	$14.65	$12.84	$4.68

Stock options valuation assumptions:
Annual dividend yield	1.5%	1.5%	3.0%
Risk-free interest rate	2.6%	2.2%	1.4%
Annualized volatility	27.0%	27.1%	27.3%
Expected life (in years)	6.5	6.3	6.5
Other pricing model inputs:
Weighted-average grant-date market price of CSX stock (strike price)	$54.19	$49.63	$24.13

The stock option activity is summarized as follows:

	Stock Options Outstanding (in Thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value (in Millions)
Outstanding at December 31, 2017	4,163	$29.52
Granted	1,009	54.19
Forfeited	(169)	37.18
Exercised	(330)	24.99
Outstanding at December 31, 2018	4,673	$34.89	7.7	$139
Exercisable at December 31, 2018	1,268	$24.99	6.9	$50

CSX 2018 Form 10-K p. 71

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 4.  Stock Plans and Share-Based Compensation, continued

Unrecognized compensation expense related to stock options as of December 2018 was $13 million and is expected to be recognized over a weighted-average period of approximately two years. The Company issues new shares upon stock option exercises.

Equity Award Modifications
In 2017, as part of an enhanced severance benefit under the management streamlining and realignment initiative discussed in Note 1, unvested performance units, restricted stock units and stock options for separated employees not eligible for retirement were permitted to vest on a pro-rata basis. Additionally, the terms of unvested equity awards for a former Chief Executive Officer, Michael J. Ward, and a former President, Clarence W. Gooden, were modified prior to their retirements on March 6, 2017 to permit prorated vesting through May 31, 2018.

The award modifications impacted approximately 75 employees and resulted in an increase to share-based compensation expense for revaluation of the affected awards of $39 million for the year ended December 31, 2017. The expense associated with these award modifications was included in the 2017 restructuring charge. No significant award modifications took place in 2018 or 2016.

Stock Awards for Directors
CSX’s non-management directors receive a base annual retainer of $100,000 to be paid quarterly in cash, unless the director chooses to defer the retainer in the form of cash or CSX common stock. Additionally, non-management directors receive an annual grant of common stock in the amount of approximately $150,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December and January. The independent non-executive Chairman also receives an annual grant of common stock in the amount of approximately $250,000, with the number of shares to be granted based on the average closing price of CSX stock in the months of November, December, and January.

Employee Stock Purchase Plan
In May 2018, shareholders approved the 2018 CSX Employee Stock Purchase Plan (“ESPP”) for the benefit of Company employees. The Company registered 4 million shares of common stock that may be issued pursuant to this plan. Under the ESPP, employees may contribute between 1% and 10% of base compensation, after-tax, to purchase up to $25,000 of CSX common stock per year at 85% of the closing market price on either the grant date or the last day of the six-month offering period, whichever is lower. No shares will be issued under the ESPP until first quarter 2019.

CSX 2018 Form 10-K p. 72

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves

Activity related to casualty, environmental and other reserves is as follows:

	Casualty	Environmental	Other
(Dollars in Millions)	Reserves	Reserves	Reserves	Total
December 25, 2015	$269	$82	$49	$400
Charged to Expense	52	46	30	128
Change in Estimate(a)	(28)	—	—	(28)
Payments	(64)	(33)	(29)	(126)
December 30, 2016	229	95	50	374
Charged to Expense	43	26	45	114
Payments	(44)	(31)	(39)	(114)
December 31, 2017	228	90	56	374
Charged to Expense	47	10	41	98
Change in Estimate(a)	(26)	—	—	(26)
Payments	(50)	(20)	(52)	(122)
December 31, 2018	$199	$80	$45	$324

(a)	Changes in estimates are the result of continued safety improvements and a continuing decline in the severity of injuries.

Personal injury and environmental reserves are considered critical accounting estimates due to the need for significant management judgment. Casualty, environmental and other reserves are provided for in the consolidated balance sheets as shown in the table below.

	December 2018			December 2017
(Dollars in Millions)	Current	Long-term	Total	Current	Long-term	Total
Casualty:
Personal Injury	$40	$103	$143	$43	$125	$168
Occupational	10	46	56	6	54	60
Total Casualty	$50	$149	$199	$49	$179	$228
Environmental	39	41	80	31	59	90
Other	24	21	45	28	28	56
Total	$113	$211	$324	$108	$266	$374

These liabilities are accrued when probable and reasonably estimable in accordance with the Contingencies Topic in the ASC. Actual settlements and claims received could differ and final outcomes of these matters cannot be predicted with certainty. Considering the legal defenses currently available, the liabilities that have been recorded and other factors, it is the opinion of management that none of these items individually, when finally resolved, will have a material adverse effect on the Company's financial condition, results of operations or liquidity. Should a number of these items occur in the same period, however, their combined effect could be material in that particular period.

CSX 2018 Form 10-K p. 73

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Casualty
Casualty reserves of $199 million and $228 million for 2018 and 2017, respectively, represent accruals for personal injury, occupational disease and occupational injury claims. During second quarter 2018, the Company increased its self-insured retention amount for these claims from $50 million to $75 million per occurrence for claims occurring on or after June 1, 2018. Currently, no individual claim is expected to exceed the self-insured retention amount.  In accordance with the Contingencies Topic in the ASC, to the extent the value of an individual claim exceeds the self-insured retention amount, the Company would present the liability on a gross basis with a corresponding receivable for insurance recoveries.  These reserves fluctuate based upon the timing of payments as well as changes in estimate. Actual results may vary from estimates due to the number, type and severity of the injury, costs of medical treatments and uncertainties in litigation. Most of the Company's casualty claims relate to CSXT unless otherwise noted below. Defense and processing costs, which historically have been insignificant and are anticipated to be insignificant in the future, are not included in the recorded liabilities.

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

As a direct result of improvements in safety in recent years, the Company has experienced a downward trend in the severity of injuries, which has resulted in a decrease in the estimate of costs per incident. During 2018 and 2016, the Company reduced casualty reserves, primarily personal injury reserves, by $26 million and $28 million, respectively, resulting in an after-tax effect on earnings from continuing operations and net earnings of $19 million and $18 million, respectively and an after-tax effect on earnings per share of $0.02 and $0.02, respectively. The personal injury reserve reductions are included in materials, supplies and other on the consolidated income statements. During 2017, there were no significant changes in estimate recorded to adjust casualty reserves.

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

CSX 2018 Form 10-K p. 74

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Environmental
Environmental reserves were $80 million and $90 million for 2018 and 2017, respectively. The Company is a party to various proceedings related to environmental issues, including administrative and judicial proceedings involving private parties and regulatory agencies. The Company has been identified as a potentially responsible party at approximately 220 environmentally impaired sites. Many of these are, or may be, subject to remedial action under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), also known as the Superfund Law, or similar state statutes. Most of these proceedings arose from environmental conditions on properties used for ongoing or discontinued railroad operations. A number of these proceedings, however, are based on allegations that the Company, or its predecessors, sent hazardous substances to facilities owned or operated by others for treatment, recycling or disposal. In addition, some of the Company’s land holdings were leased to others for commercial or industrial uses that may have resulted in releases of hazardous substances or other regulated materials onto the property and could give rise to proceedings against the Company.

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

CSX 2018 Form 10-K p. 75

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 5.  Casualty, Environmental and Other Reserves, continued

Other
Other reserves were $45 million and $56 million for 2018 and 2017, respectively. These reserves include liabilities for various claims, such as property, automobile and general liability. Also included in other reserves are longshoremen disability claims related to a previously owned international shipping business (these claims are in runoff) as well as claims for current port employees.

NOTE 6.  Properties

A detail of the Company’s net properties are as follows:

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2018	Cost	Depreciation	Value	Rate	( Avg. Years)	Method (a)
Road
Rail and Other Track Material	$7,964	$(1,698)	$6,266	2.5%	40	Group Life
Ties	5,860	(1,557)	4,303	3.7%	27	Group Life
Grading	2,757	(572)	2,185	1.4%	72	Group Life
Ballast	3,076	(971)	2,105	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,506	(382)	2,124	1.6%	61	Group Life
Signals and Interlockers	2,975	(693)	2,282	4.0%	25	Group Life/ Straight Line
Buildings	1,318	(486)	832	2.5%	40	Group Life
Other	4,955	(1,964)	2,991	4.2%	24	Group Life
Total Road	31,411	(8,323)	23,088
Equipment
Locomotive	5,661	(2,266)	3,395	3.5%	29	Group Life
Freight Cars	3,093	(882)	2,211	2.9%	35	Group Life
Work Equipment and Other	2,338	(1,336)	1,002	7.4%	14	Group Life/ Straight Line
Total Equipment	11,092	(4,484)	6,608
Land	1,845	—	1,845	N/A	N/A	N/A
Construction In Progress	457	—	457	N/A	N/A	N/A
Total Properties	$44,805	$(12,807)	$31,998
(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2018 Form 10-K p. 76

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

(Dollars in Millions)		Accumulated	Net Book	Annual Depreciation	Estimated Useful Life	Depreciation
December 2017	Cost	Depreciation	Value	Rate	(Avg. Years)	Method (a)
Road
Rail and Other Track Material	$7,694	$(1,606)	$6,088	2.5%	40	Group Life
Ties	5,665	(1,446)	4,219	3.7%	27	Group Life
Grading	2,662	(542)	2,120	1.4%	72	Group Life
Ballast	2,994	(921)	2,073	2.7%	37	Group Life
Bridges, Trestles, and Culverts	2,405	(356)	2,049	1.6%	61	Group Life
Signals and Interlockers	2,759	(588)	2,171	4.0%	25	Group Life/ Straight Line
Buildings	1,278	(464)	814	2.5%	40	Group Life
Other	4,634	(1,867)	2,767	4.2%	24	Group Life
Total Road	30,091	(7,790)	22,301
Equipment
Locomotive	6,083	(2,490)	3,593	3.5%	29	Group Life
Freight Cars	3,262	(998)	2,264	2.9%	35	Group Life
Work Equipment and Other	2,261	(1,282)	979	7.4%	14	Group Life/ Straight Line
Total Equipment	11,606	(4,770)	6,836
Land	1,849	—	1,849	N/A	N/A	N/A
Construction In Progress	778	—	778	N/A	N/A	N/A
Total Properties	$44,324	$(12,560)	$31,764
(a) For depreciation method, certain asset categories contain intermodal terminals or technology-related assets, which are depreciated using the straight-line method.

CSX 2018 Form 10-K p. 77

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

The primary cost in self-constructed track replacement work is labor. CSXT engineering employees directly charge their labor to the track replacement project (the capitalized depreciable property). These employees concurrently perform deconstruction and installation of track material. Because of this concurrent process, CSX must estimate the amount of labor that is related to deconstruction versus installation. Through analysis of CSXT’s track replacement process, CSX determined that approximately 20% of labor costs associated with track material installation is related to the deconstruction of old track, which is expensed, and 80% is associated with the installation of new track, which is capitalized.

Capital investment related to locomotives and freight cars comprises the second largest category of the Company’s capital assets. This category includes purchase costs of locomotives and freight cars as well as certain equipment leases that are considered to be capital leases in accordance with the Leases Topic in the ASC. In addition, costs to modify or rebuild these assets are capitalized if the investment incurred extends the asset’s service life or improves utilization. Improvement projects must meet specified dollar thresholds to be capitalized and are reviewed by management to determine proper accounting treatment. Routine repairs, overhauls and other maintenance costs, for all asset categories, are expensed as incurred.

CSX 2018 Form 10-K p. 78

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

Depreciation Method
The depreciable assets of the Company are depreciated using either the group-life or straight-line method of accounting, which are both acceptable depreciation methods in accordance with GAAP. The Company depreciates its railroad assets, including main-line track, locomotives and freight cars, using the group-life method.  Assets depreciated under the group-life method comprise 87% of total fixed assets of $45 billion on a gross basis as of December 2018. The remaining depreciable assets of the Company, including non-railroad assets and assets under capital leases, are depreciated using the straight-line method on a per asset basis. Land is not depreciated.

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

Estimated Useful Life
Management performs a review of depreciation expense and useful lives on a regular basis. Under the group-life method, the service lives and salvage values for each group of assets are determined by completing periodic depreciation studies and applying management’s assumptions regarding the service lives of its properties. A depreciation study is the periodic review of asset service lives, salvage values, accumulated depreciation, and other related factors for group assets conducted by a third-party specialist, analyzed by the Company’s management and approved by the STB, the regulatory board that has broad jurisdiction over railroad practices. The STB requires depreciation studies be performed every three years for equipment assets (e.g. locomotives and freight cars) and every six years for road and track assets (e.g. bridges, signals, rail, ties, and ballast). The Company believes the frequency of depreciation studies currently required by the STB, complemented by annual data reviews conducted by a third-party specialist and analyzed by the Company's management, provides adequate review of asset service lives and that a more frequent review would not result in a material change due to the long-lived nature of most of the assets. In 2016, the Company completed a depreciation study for its equipment assets. The Company plans to complete the next depreciation study for equipment assets in 2019 and road and track assets in 2020.

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

CSX 2018 Form 10-K p. 79

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 6.  Properties, continued

For sales or retirements of assets depreciated under the group-life method that occur in the ordinary course of business, the asset cost (net of salvage value or sales proceeds) is charged to accumulated depreciation and no gain or loss is immediately recognized. This practice is consistent with accounting treatment prescribed under the group-life method. As part of the depreciation study, an assessment of the recorded amount of accumulated depreciation is made to determine if it is deficient (or in excess) of the appropriate amount indicated by the study. Any such deficiency (or excess), including any deferred gains or losses, is amortized as a component of depreciation expense over the remaining service life of the asset group until the next required depreciation study. Since the overall assumption with the group-life method is that the assets within the group on average have the same service life and characteristics, it is therefore concluded that the deferred gains and losses offset over time.

For sales or retirements of assets depreciated under the group-life method that do not occur in the ordinary course of business, a gain or loss may be recognized if the sale or retirement meets each of the following three criteria: (i) it is unusual, (ii) it is material in amount, and (iii) it varies significantly from the retirement profile identified through our depreciation studies. No material gains or losses were recognized on the sale of assets depreciated using the group-life method in 2018, 2017, or 2016 as no sales met the criteria described above.

Land and Straight-line Assets Sales and Retirements
When the Company sells or retires land, land-related easements or assets depreciated under the straight-line method, a gain or loss is recognized in materials, supplies and other on the consolidated statements of income. In 2018, the Company recognized gains on the sale of properties of $154 million as a result of its initiative to monetize non-core properties. In 2017 and 2016, the Company recognized gains on the sale of properties of $18 million and $128 million, respectively.

Impairment Review
Properties and other long-lived assets are reviewed for impairment whenever events or business conditions indicate the carrying amount of such assets may not be fully recoverable. Initial assessments of recoverability are based on estimates of undiscounted future net cash flows associated with an asset or a group of assets in accordance with the Property, Plant, and Equipment Topic in the ASC. Where impairment is indicated, the assets are evaluated and their carrying amount is reduced to fair value based on discounted net cash flows or other estimates of fair value. In 2018 and 2017, impairment expense of $24 million and $25 million, respectively, was recorded in materials, supplies and other expense primarily due to the discontinuation of certain in-progress projects. There were no material impairments recorded during 2016.

CSX 2018 Form 10-K p. 80

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies

Lease Commitments
The Company has various lease agreements with other parties with terms up to 50 years. Non-cancelable, long-term leases may include provisions for maintenance, options to purchase and options to extend the terms. Rent expense on operating leases is included in equipment and other rents on the consolidated income statements. The Company uses the straight-line method to recognize rent expense on operating leases that include escalations over their terms. These amounts are shown in the table below.

	Fiscal Years
(Dollars in Millions)	2018	2017	2016
Rent Expense on Operating Leases	$66	$78	$77

During 2018, the Company renewed a lease with the State of Georgia for approximately 137 miles of right-of-way with integral equipment for an additional term of 50 years, pending approval by the STB. Lease payments, which include an annual 2.5% increase, are included in the table below.

At December 2018, minimum rentals on land, buildings, track and equipment under operating leases are disclosed in the table below.

(Dollars in Millions)	Operating	Sublease	Net Lease
Years	Leases	Income	Commitments
2019	$58	$(3)	$55
2020	59	(3)	56
2021	54	(4)	50
2022	50	(4)	46
2023	44	(4)	40
Thereafter	1,312	(3)	1,309
Total	$1,577	$(21)	$1,556

Purchase Commitments
In 2018, CSXT revised its long-term locomotive maintenance program agreement with a third-party. The new agreement contains commitments related to specific locomotive rebuilds and a long-term maintenance program that covers a portion of CSXT’s fleet of locomotives. The maintenance program costs are based on the maintenance cycle for each covered locomotive, which is determined by the asset's age and type. Expected future costs may change as required maintenance schedules are revised and locomotives are placed into or removed from service. Under CSXT’s current obligations, the agreement will expire no earlier than 2035.

CSX 2018 Form 10-K p. 81

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 7.  Commitments and Contingencies, continued

The following table summarizes the number of locomotives covered and CSXT’s payments under the long-term maintenance program.

	Fiscal Years
(Dollars in Millions)	2018	2017	2016
Amounts Paid	$145	$197	$230
Number of Locomotives	1,910	2,062	2,243

The total of annual payments under the agreement, including those related to locomotive rebuilds and the long-term locomotive maintenance program, are estimated in the table below.

Additionally, the Company has various other commitments to purchase technology, communications, railcar maintenance and other services from various suppliers. Total annual payments under all of these purchase commitments are also estimated in the table below.

(Dollars in Millions)	Locomotive Maintenance & Rebuild Payments	Other Commitments	Total
2019	$137	$105	$242
2020	232	48	280
2021	237	35	272
2022	242	33	275
2023	242	27	269
Thereafter	2,515	184	2,699
Total	$3,605	$432	$4,037

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

CSX 2018 Form 10-K p. 82

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
The Company is able to estimate a range of possible loss for certain legal proceedings for which a loss is reasonably possible in excess of reserves established. The Company has estimated this range to be $3 million to $120 million in aggregate at December 31, 2018. This estimated aggregate range is based upon currently available information and is subject to significant judgment and a variety of assumptions. Accordingly, the Company's estimate will change from time to time, and actual losses may vary significantly from the current estimate.
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

CSX 2018 Form 10-K p. 83

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

In addition to these plans, the Company sponsors a post-retirement medical plan and a non-contributory life insurance plan that provide certain benefits to full-time, salaried, management employees hired prior to 2003, upon their retirement if certain eligibility requirements are met. Changes to the post-retirement medical and life insurance plans were communicated to participants in October 2018. Beginning in 2019, both the life insurance benefit for eligible active employees and health savings account contributions made by the Company to eligible retirees younger than 65 will be eliminated. Beginning in 2020, the employer-funded health reimbursement arrangements for eligible retirees 65 years or older will be eliminated. As a result of these plan amendments, the company recognized a decrease of $102 million in the post-retirement benefit liability and a corresponding gain in other comprehensive income. These changes did not result in a curtailment loss as there was no material impact to service costs for active plan participants.

CSX 2018 Form 10-K p. 84

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

	Summary of Participants as of
	January 1, 2018
	Pension Plans	Post-retirement Medical Plan
Active Employees	3,566	660
Retirees and Beneficiaries	12,081	9,030
Other(a)	4,262	23
Total	19,909	9,713
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

Cash Flows
Plan assets are amounts that have been segregated and restricted to provide qualified pension plan benefits and include amounts contributed by the Company and amounts earned from invested contributions, net of benefits paid. Qualified pension plan obligations are funded in accordance with regulatory requirements and with an objective of meeting or exceeding minimum funding requirements necessary to avoid restrictions on flexibility of plan operation and benefit payments. The Company funds the cost of the post-retirement medical and life insurance benefits as well as nonqualified pension benefits on a pay-as-you go basis. No qualified pension plan contributions were made during 2018 and 2017. Although no contributions to the Company's qualified pension plans were required, CSX made voluntary contributions totaling $250 million during 2016. No contributions to the Company's qualified pension plans are expected in 2019.

CSX 2018 Form 10-K p. 85

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Future expected benefit payments are as follows:

	Expected Cash Flows
(Dollars in Millions)	Pension Benefits	Post-retirement Benefits
2019	$192	$34
2020	186	13
2021	185	11
2022	183	10
2023	180	9
2024-2028	886	32
Total	$1,812	$109

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

	December 2018		December 2017
		Percent of		Percent of
(Dollars in Millions)	Amount	Total Assets	Amount	Total Assets
Equity	$1,698	70%	$2,060	73%
Fixed Income	704	29	729	26
Cash and Cash Equivalents	29	1	44	1
Total	$2,431	100%	$2,833	100%

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

CSX 2018 Form 10-K p. 86

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

Benefit Obligation, Plan Assets and Funded Status
Changes in benefit obligation and the fair value of plan assets for the 2018 and 2017 calendar plan years are as follows:

	Pension Benefits		Post-retirement Benefits
	Plan Year	Plan Year	Plan Year	Plan Year
(Dollars in Millions)	2018	2017	2018	2017
Actuarial Present Value of Benefit Obligation
Accumulated Benefit Obligation	$2,623	$2,873	N/A	N/A
Projected Benefit Obligation	2,758	3,002	$118	$250

Change in Projected Benefit Obligation:
Projected Benefit Obligation at Beginning of Plan Year	$3,002	$2,871	$250	$274
Service Cost (a)	36	36	2	2
Interest Cost	92	92	7	7
Plan Participants' Contributions	—	—	5	7
Workforce Reduction Program/Curtailment	—	58	—	13
Post-retirement Plan Amendment	—	—	(102)	—
Actuarial (Gain) Loss	(173)	163	(10)	(17)
Benefits Paid	(199)	(218)	(34)	(36)
Benefit Obligation at End of Plan Year	$2,758	$3,002	$118	$250

Change in Plan Assets:
Fair Value of Plan Assets at Beginning of Plan Year	$2,833	$2,539	$—	$—
Actual Return on Plan Assets (Loss) Gain	(220)	467	—	—
Non-qualified Employer Contributions	17	45	30	29
Plan Participants' Contributions	—	—	4	7
Benefits Paid	(199)	(218)	(34)	(36)
Fair Value of Plan Assets at End of Plan Year	2,431	2,833	—	—
Funded Status at End of Plan Year	$(327)	$(169)	$(118)	$(250)

(a)	Service cost for 2018 includes capitalized service costs of $4 million.

CSX 2018 Form 10-K p. 87

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

	Pension Benefits		Post-retirement Benefits
	December	December	December	December
(Dollars in Millions)	2018	2017	2018	2017
Amounts Recorded in Consolidated
Balance Sheets:
Long-term Assets (a)	$13	$57	$—	$—
Current Liabilities	(16)	(15)	(34)	(38)
Long-term Liabilities	(324)	(211)	(84)	(212)
Net Amount Recognized in
Consolidated Balance Sheets	$(327)	$(169)	$(118)	$(250)

(a)	Long-term assets as of December 2018 and 2017 relate to qualified pension plans where assets exceed projected benefit obligations.

The funded status, or amount by which the benefit obligation exceeds the fair value of plan assets, represents a liability. At December 2018, the status of CSX plans with a net liability only is disclosed below. The total fair value of all plan assets as of December 2018 was $2.4 billion, which includes the qualified pension plans with net assets.

	Aggregate
(Dollars in Millions)	Fair Value	Aggregate
Benefit Obligations in Excess of Plan Assets	of Plan Assets	Benefit Obligation
Projected Benefit Obligation	$2,337	$(2,677)
Accumulated Benefit Obligation	2,337	(2,542)

CSX 2018 Form 10-K p. 88

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Net Benefit Expense
Only the service cost component of net periodic benefit costs is included in labor and fringe expense on the consolidated income statement. All other components of net periodic benefit cost are included in other income - net or, if related to prior year restructuring activities, in restructuring charge - non-operating. The following table describes the components of expense/(income) related to net benefit expense recorded on the income statement.

	Pension Benefits Fiscal Years			Post-retirement Benefits Fiscal Years
(Dollars in Millions)	2018	2017	2016	2018	2017	2016
Service Cost Included in Labor and Fringe	$32	$36	$48	$2	$2	$2

Interest Cost	92	92	119	7	7	12
Expected Return on Plan Assets	(176)	(171)	(157)	—	—	—
Amortization of Net Loss	41	41	48	—	—	3
Amortization of Prior Service Cost	—	—	—	(2)	—	—
Total Income Included in Other Income - Net	(43)	(38)	10	5	7	15
Net Periodic Benefit Cost	$(11)	$(2)	$58	$7	$9	$17
Restructuring Charge - Non Operating(a)	—	60	—	—	13	—
Settlement (Gain) Loss	(1)	11	(1)	—	—	—
Total (Credit) Expense	$(12)	$69	$57	$7	$22	$17
(a) Charges related to special termination benefits and curtailment costs were the result of the management workforce reductions in first quarter 2017. See Restructuring Charge in Note 1, Nature of Operations and Significant Accounting Policies.

As a result of the management workforce reduction programs initiated in 2017, $85 million in charges were incurred related to special termination benefits, curtailment and settlement changes. In 2017, the Company recorded special termination pension benefits of $56 million and remeasured the pension and other post-retirement benefits assets and obligations and recorded a curtailment loss of $4 million and $13 million, respectively, in restructuring charge - non-operating on the income statement.

Pension settlement (gains) losses were recognized as a result of lump-sum payments to retirees exceeding the sum of the plan’s service and interest cost. The Company recorded an $11 million net settlement loss in 2017, of which a $12 million loss resulted from the retirements of former executives and is reported in restructuring charge - non-operating on the income statement. The other settlement gains in 2018, 2017 and 2016 were from one of the Company’s qualified pension plans with insignificant balances and were recorded in other income - net on the income statement.

CSX 2018 Form 10-K p. 89

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

Pension and Other Post-retirement Benefits Adjustments
The following table shows the pre-tax change in other comprehensive loss (income) attributable to certain components of net benefit expense and the change in benefit obligation for CSX for pension and other post-employment benefits.

(Dollars in Millions)	Pension Benefits		Post-retirement Benefits
Components of Other Comprehensive	December	December	December	December
Loss (Income)	2018	2017	2018	2017
Recognized in the Balance Sheet
Losses (Gains)	$223	$(131)	$(112)	$(17)
Expense (Income) Recognized in the Income Statement
Amortization of Net Losses (a)	$41	$41	$—	$—
Settlement (Gain) Loss	(1)	11	—	—
Curtailment Loss	—	4	—	—
Amortization of Prior Service Costs	—	—	(2)	—

(a)	Amortization of net losses estimated to be expensed for 2019 is approximately $43 million for pension benefits.

As of December 2018, the balances to be amortized related to the Company's pension obligations is a pre-tax loss of $888 million and related to post-retirement obligations is a pre-tax gain of $103 million. These amounts are included in accumulated other comprehensive loss, a component of shareholders’ equity.

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

The Company measures the service cost and interest cost components of the net pension and post-retirement benefits expense by using individual spot rates matched with separate cash flows for each future year instead of a single weighted-average discount rate approach, which was used prior to 2017.

CSX 2018 Form 10-K p. 90

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 8.  Employee Benefit Plans, continued

The weighted averages of assumptions used by the Company to value its pension and post-retirement obligations were as follows:

	Pension Benefits			Post-retirement Benefits
	2018	2017		2018		2017
Expected Long-term Return on Plan Assets:
Benefit Cost for Current Plan Year	6.75%	6.75%		N/A		N/A
Benefit Cost for Subsequent Plan Year	6.75%	6.75%		N/A		N/A

Discount Rates:
Benefit Cost for Plan Year
Service Cost for Plan Year	3.74%	4.26%	(a)	4.14%	(c)	4.11%	(b)
Interest Cost for Plan Year	3.15%	3.26%	(a)	3.45%	(c)	2.78%	(b)
Benefit Obligation at End of Plan Year	4.24%	3.56%		3.98%		3.34%

Salary Scale Inflation	4.60%	4.60%		N/A		N/A

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

(c)
The post-retirement benefits service cost and interest cost for 2018 were based on a weighted average discount rate of 3.68% and 2.79%, respectively, prior to the post-retirement plan amendments approved in 2018 and were increased to 4.14% and 3.45%, respectively, after the Company remeasured the other post-retirement benefits obligation in the fourth quarter of 2018.

The impact of the health care cost trend rate is immaterial to the post-retirement benefit cost and obligation due to the plan's health reimbursement arrangement that covers Medicare-eligible retirees.

Other Plans
Under collective bargaining agreements, the Company participates in a multi-employer benefit plan, which provides certain post-retirement health care and life insurance benefits to eligible contract employees. Premiums under this plan are expensed as incurred and amounted to $30 million, $40 million and $35 million in 2018, 2017 and 2016, respectively.

The Company maintains savings plans for virtually all full-time salaried employees and certain employees covered by collective bargaining agreements. Expense associated with these plans was $41 million, $39 million and $35 million for 2018, 2017 and 2016, respectively, and is included in labor and fringe expense on the consolidated income statement.

CSX 2018 Form 10-K p. 91

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements

Debt at December 2018 and December 2017 is shown in the table below. For information regarding the fair value of debt, see Note 13, Fair Value Measurements.

	Maturity at December	Average Interest Rates at December	December	December
(Dollars in Millions)	2018	2018	2018	2017
Notes	2020-2068	4.5%	$14,558	$11,591
Equipment Obligations(a)	2019-2023	6.3%	195	213
Capital Leases	2020-2026	16.2%	4	5
Subtotal Long-term Debt (including current portion)			$14,757	$11,809
Less Debt Due within One Year			(18)	(19)
Long-term Debt (excluding current portion)			$14,739	$11,790
(a) Equipment obligations are secured by an interest in certain railroad equipment.

Debt Issuance
On November 15, 2018, CSX issued $350 million of 4.25% notes due 2029 and $650 million of 4.75% notes due 2048. These notes are included in the consolidated balance sheets under long-term debt and may be redeemed by the Company at any time, subject to payment of certain make-whole premiums. The net proceeds will be used for general corporate purposes, which may include repurchases of CSX's common stock, capital investment, working capital requirements, improvements in productivity and other cost reductions at the Company’s major transportation units.

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

CSX 2018 Form 10-K p. 92

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 9.  Debt and Credit Agreements, continued

Long-term Debt Maturities (Net of Discounts, Premiums and Issuance Costs)

(Dollars in Millions)	Maturities at
Fiscal Years Ending	December 2018
2019	$18
2020	745
2021	371
2022	192
2023	639
Thereafter	12,792
Total Long-term Debt Maturities, including current portion	$14,757

Credit Facilities
CSX has a $1 billion unsecured, revolving credit facility backed by a diverse syndicate of banks. The facility allows same-day borrowings at floating (LIBOR-based) interest rates, plus a spread, depending upon CSX's senior unsecured debt ratings. LIBOR is the London Interbank Offered Rate which is a daily reference rate based on the interest rates at which banks offer to lend unsecured funds. This facility expires in May 2020, and as of December 31, 2018, the Company had no outstanding balances under the facility.

Commitment fees and interest rates payable under the facility were similar to fees and rates available to comparably rated investment-grade borrowers. As of December 31, 2018, CSX was in compliance with all covenant requirements under the facility.

Commercial Paper
On September 14, 2018, the Company established a commercial paper program, backed by the revolving credit facility, under which the Company may issue unsecured commercial paper notes up to a maximum aggregate principal amount of $1 billion. Proceeds from issuances of the notes are expected to be used for general corporate purposes. At December 31, 2018, the Company had no commercial paper outstanding.

Receivables Securitization Facility
On December 4, 2018, the Company terminated its receivables securitization facility which previously served as a source of short-term liquidity of up to $200 million. The Company had no outstanding balance under the facility prior to termination.

CSX 2018 Form 10-K p. 93

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 10.  Other Income - Net

The Company derives income from items that are not considered operating activities. Income from these items is reported net of related expense. All components of net periodic pension and postretirement benefit costs, excluding service cost, are included in other income - net. Miscellaneous income (expense) may fluctuate due to timing and includes investment gains, losses and interest income as well as other non-operating activities.

As substantially all real estate activities are focused on supporting railroad operations, beginning in first quarter 2017, all results of these activities are included in operating income. Previously, these activities were classified as operating or non-operating based on the nature of the activity. The results of these activities were not material in 2016 and were not reclassified.

Net periodic pension and postretirement benefit credit increased from 2016 to 2017 primarily due to adoption in 2017 of the spot rate approach for measuring employee benefit plan interest costs, pension contributions in 2016 and other favorable benefit plan experience. Interest income increased from 2017 to 2018 primarily as a result of higher average investment balances. Income from real estate operations were recorded as part of operating expenses during 2018 and 2017.

Other income – net consisted of the following:

	Fiscal Years
(Dollars in Millions)	2018	2017	2016
Net Periodic Pension and Postretirement Benefit Credit (Expense) (a)	$38	$32	$(24)
Interest Income	32	13	10
Income from Non-operating Real Estate Activities	—	—	27
Miscellaneous Income	4	8	9
Total Other Income - Net	$74	$53	$22

Gross Revenue from Real Estate Operations included above	$—	$—	$56
(a) Excludes the service cost component of net periodic benefit cost.

CSX 2018 Form 10-K p. 94

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes

Earnings before income taxes of $4.3 billion, $3.1 billion and $2.7 billion for fiscal years 2018, 2017 and 2016, respectively, represent earnings from domestic operations. The breakdown of income tax expense between current and deferred is as follows:

	Fiscal Years
(Dollars in Millions)	2018	2017	2016
Current:
Federal	$572	$787	$540
State	144	117	82
Subtotal Current	716	904	622

Deferred:
Federal	275	(3,277)	355
State	4	44	50
Subtotal Deferred	279	(3,233)	405
Total	$995	$(2,329)	$1,027

The Company recorded a 2018 income tax benefit of $62 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, state legislative changes, the settlement of certain state tax matters and a change in the valuation of deferred taxes as a result of filing the 2017 tax returns.

With the enactment of the Tax Cuts and Jobs Act (the "Act" or "tax reform") on December 22, 2017, the Company's 2017 financial results included a $3.5 billion, or $3.81 per share, non-cash reduction in income tax expense, primarily resulting from revaluing the Company's net deferred tax liabilities to reflect the enacted 21% federal corporate tax rate effective January 1, 2018. During third quarter 2018, the Company filed its 2017 Federal Income Tax return which resulted in an immaterial adjustment to the deferred tax liability and tax expense.  Accordingly, the Company's accounting for the federal rate reduction under the Tax Cuts and Jobs Act (“the Act”) is now complete.

The Company's affiliates also revalued their deferred tax liabilities to reflect the lower federal corporate tax rate, which resulted in the Company recognizing a benefit in 2017 of $142 million, or $0.10 per share after-tax, in equity earnings of affiliates, which is included in operating income. (See additional discussion over equity earnings of affiliates in Note 12, Related Parties and Affiliates.)

In addition to the tax benefit related to tax reform, the Company recorded a 2017 income tax benefit of $21 million primarily as a result of the additional tax benefit associated with vesting of share-based awards, state legislative changes, a change in the apportionment of state taxable income and the related impact on the valuation of deferred taxes and the settlement of certain state tax matters.

In 2016, the Company recorded an income tax expense adjustment of $10 million as a result of a change in the apportionment of state income taxes and the related impact on the valuation of deferred taxes as well as a $7 million tax benefit as a result of federal and state legislative changes.

CSX 2018 Form 10-K p. 95

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

Income tax expense reconciled to the tax computed at statutory rates is presented in the following table.

	Fiscal Years
(Dollars In Millions)	2018		2017		2016

Federal Income Taxes	$904	21.0%	$1,100	35.0%	$959	35.0%
State Income Taxes	112	2.6%	102	3.2%	83	3.0%
Deferred Tax Rate Change	—	—%	(3,506)	(111.6)%	—	—%
Other	(21)	(0.5)%	(25)	(0.8)%	(15)	(0.5)%
Income Tax (Benefit) Expense/Rate	$995	23.1%	$(2,329)	(74.2)%	$1,027	37.5%

The primary factors in the change in year-end net deferred income tax liability balances include the annual provision for deferred income tax expense and accumulated other comprehensive income/loss. The significant components of deferred income tax assets and liabilities include:

	2018		2017
(Dollars in Millions)	Assets	Liabilities	Assets	Liabilities
Pension Plans	$79	$—	$41	$—
Other Employee Benefit Plans	146	—	182	—
Accelerated Depreciation	—	6,799	—	6,576
Other	529	645	657	722
Total	$754	$7,444	$880	$7,298
Net Deferred Income Tax Liabilities		$6,690		$6,418

The Company files a consolidated federal income tax return, which includes its principal domestic subsidiaries. CSX and its subsidiaries are subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. CSX participated in a contemporaneous IRS audit of tax years 2017 and 2018. Federal examinations of original federal income tax returns for all years through 2016 are resolved.

CSX 2018 Form 10-K p. 96

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 11.  Income Taxes, continued

As of December 2018, 2017 and 2016, the Company had approximately $12 million, $24 million and $25 million, respectively, of total unrecognized tax benefits as a result of uncertain tax positions. Net tax benefits of $9 million, $19 million and $16 million in 2018, 2017 and 2016, respectively, could favorably impact the effective income tax rate in each year. The Company does not expect that unrecognized tax benefits as of December 2018 for various state and federal income tax matters will significantly change over the next 12 months. The final outcome of these uncertain tax positions is not yet determinable. The change to the total gross unrecognized tax benefits and prior year audit resolutions of the Company during the fiscal year ended December 2018 is reconciled in the table below.

Unrecognized Tax Benefits:	Fiscal Year
(Dollars in Millions)	2018	2017	2016
Balance at beginning of the year	$24	$25	$23
Additions based on tax positions related to current year	1	1	1
Additions based on tax positions related to prior years	3	4	4
Reductions based on tax positions related to prior years	—	—	—
Settlements with taxing authorities	(11)	(4)	—
Lapse of statute of limitations	(5)	(2)	(3)
Balance at end of the year	$12	$24	$25

CSX’s continuing practice is to recognize net interest and penalties related to income tax matters in income tax expense. Included in the consolidated income statements is a benefit of $3 million, and expenses of $3 million and $2 million in 2018, 2017 and 2016, respectively, for changes to reserves for interest and penalties for all prior year tax positions. The Company had $2 million, $6 million and $6 million accrued for interest and penalties at 2018, 2017 and 2016, respectively, for all prior year tax positions.

CSX 2018 Form 10-K p. 97

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Parties and Affiliates

Conrail
Through a limited liability company, CSX and Norfolk Southern Corporation (“NS”) jointly own Conrail. CSX has a 42% economic interest and 50% voting interest in the jointly-owned entity, and NS has the remainder of the economic and voting interests. CSX's investment of $943 million is included on the consolidated balance sheet as investment in Conrail. Pursuant to the Investments-Equity Method and Joint Venture Topic in the ASC, CSX applies the equity method of accounting to its investment in Conrail.

Conrail owns rail infrastructure and operates for the joint benefit of CSX and NS. This is known as the shared asset area. Conrail charges fees for right-of-way usage, equipment rentals and transportation, switching and terminal service charges in the shared asset area. These expenses are included in materials, supplies and other on the consolidated income statements. Future payments due to Conrail under the shared asset area agreements are shown in the table below.

(Dollars in Millions)	Conrail Shared
Years	Asset Agreement
2019	$27
2020	27
2021	27
2022	27
2023	27
Thereafter	20
Total	$155

Also, included in equity earnings of affiliates are CSX’s 42 percent share of Conrail’s income and its amortization of the fair value write-up arising from the acquisition of Conrail and certain other adjustments. The amortization primarily represents the additional after-tax depreciation expense related to the write-up of Conrail’s fixed assets when the original purchase price, from the 1997 acquisition of Conrail, was allocated based on fair value. This write-up of fixed assets resulted in a difference between CSX's investment in Conrail and its share of Conrail's underlying net equity, which is $343 million as of December 2018.

The following table discloses amounts related to Conrail. Purchase price amortization and equity earnings are included in equity earnings of affiliates and all other amounts in the table are included in materials, supplies and other expenses on the Company’s consolidated income statements.

	Fiscal Years
(Dollars in Millions)	2018	2017	2016
Rents, fees and services	$117	$120	$114
Purchase price amortization and other	4	4	4
Equity earnings of Conrail	(43)	(58)	(37)
Total Conrail Expense	$78	$66	$81

CSX 2018 Form 10-K p. 98

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Parties and Affiliates, continued

As required by the Related Party Disclosures Topic in the ASC, the Company has identified amounts below owed to Conrail, or its subsidiaries, representing liabilities under the operating, equipment and shared area agreements with Conrail. In 2014, the Company executed two promissory notes with a subsidiary of Conrail which were included in long-term debt on the consolidated balance sheets. Interest expense from these promissory notes was $6 million in each 2018, 2017 and 2016.

	December	December
(Dollars in Millions)	2018	2017
Balance Sheet Information:
CSX accounts payable to Conrail	$153	$123
Promissory notes payable to Conrail subsidiary
2.89% CSX promissory note due October 2044	73	73
2.89% CSXT promissory note due October 2044	151	151

TTX Company
TTX Company ("TTX") is a privately-held corporation engaged in the business of providing its owner-railroads with standardized fleets of intermodal, automotive and general use railcars at time and mileage rates. CSX owns about 20 percent of TTX's common stock, and the remaining is owned by the other leading North American railroads and their affiliates. CSX's investment in TTX is $688 million and is included in affiliates and other companies in the consolidated balance sheet. Pursuant to the Investments-Equity Method topic in the ASC, CSX applies the equity method of accounting to its investment in TTX.

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

	Fiscal Years
(Dollars in Millions)	2018	2017	2016
Income statement information:
Car hire rents	$223	$237	$233
Equity earnings of TTX	(60)	(157)	(26)
Total TTX expense	$163	$80	$207

	December	December
Balance sheet information:	2018	2017
CSX payable to TTX	$36	$43

CSX 2018 Form 10-K p. 99

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 12.  Related Parties and Affiliates, continued

Tax Reform Effect on Equity Earnings of Affiliates
Due to the enactment of tax reform, the Company recognized a benefit in 2017 of $142 million, or $0.10 per share after-tax, in its equity earnings of affiliates. This benefit was primarily the result of the Company's affiliates (primarily TTX and Conrail) revaluing their deferred tax liabilities to reflect the lower federal corporate tax rate, which favorably impacted their net earnings for 2017. (See additional discussion of tax reform in Note 11, Income Taxes.)

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

CSX 2018 Form 10-K p. 100

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The Company's investment assets are carried at fair value on the consolidated balance sheets as summarized in the following table. All of the inputs used to determine the fair value of the Company's investments are Level 2 inputs. The amortized cost basis of these investments was $340 million and $91 million as of December 31, 2018 and December 31, 2017, respectively.

	Fiscal Years
	2018	2017
(Dollars in Millions)	Level 2	Level 2
Certificates of Deposit and Commercial Paper	$250	$—
Corporate Bonds	56	61
Government Securities	35	34
Total investments at fair value	$341	$95

These investments have the following maturities and are represented on the consolidated balance sheet within short-term investments for investments with maturities of less than one year, and other long-term assets for investments with maturities of one year and greater:

(Dollars in Millions)	December 2018	December 2017
Less than 1 year	$253	$18
1 - 5 years	14	11
5 - 10 years	26	26
Greater than 10 years	48	40
Total investments at fair value	$341	$95

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

CSX 2018 Form 10-K p. 101

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The fair value and carrying value of the Company's long-term debt is as follows:

(Dollars in Millions)	December 2018	December 2017
Long-term Debt (Including Current Maturities):
Fair Value	$14,914	$13,220
Carrying Value	14,757	11,809

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

•
Cash and cash equivalents (Level 1):  Includes cash and short term investments with an original maturity of three months or less. The carrying value of cash and cash equivalents at year end approximates fair value. These assets are classified in Level 1 of the fair value hierarchy.

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

CSX 2018 Form 10-K p. 102

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 13.  Fair Value Measurements, continued

The pension plan assets at fair value by level, within the fair value hierarchy, as of calendar plan years 2018 and 2017 are shown in the table below. For additional information related to pension assets, see Note 8, Employee Benefit Plans.

	Fiscal Years
	2018			2017
(Dollars in Millions)	Level 1	Level 2	Total	Level 1	Level 2	Total
Common Stock	$750	$—	$750	$1,022	$—	$1,022
Mutual funds	7	—	7	14	—	14
Cash equivalents	3	—	3	2	—	2
Corporate bonds	—	537	537	—	537	537
Government securities	—	149	149	—	169	169
Asset-backed securities	—	10	10	—	9	9
Derivatives and other	—	5	5	—	11	11
Total investments in the fair value hierarchy	$760	$701	$1,461	$1,038	$726	$1,764
Investments measured at net asset value (a)	n/a	n/a	$970	n/a	n/a	$1,069
Investments at fair value	$760	$701	$2,431	$1,038	$726	$2,833
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

NOTE 14. Other Comprehensive Income / (Loss)

CSX reports comprehensive earnings or loss in accordance with the Comprehensive Income Topic in the ASC in the consolidated comprehensive income statement. Total comprehensive earnings are defined as all changes in shareholders' equity during a period, other than those resulting from investments by and distributions to shareholders (e.g. issuance of equity securities and dividends). Generally, for CSX, total comprehensive earnings equal net earnings plus or minus adjustments for pension and other post-retirement liabilities. Total comprehensive earnings represent the activity for a period net of tax and were $3.1 billion, $5.6 billion and $1.7 billion for 2018, 2017 and 2016, respectively.

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

CSX 2018 Form 10-K p. 103

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 14. Other Comprehensive Income / (Loss), continued

Changes in the AOCI balance by component are shown in the following table. Amounts reclassified in pension and other post-employment benefits to net earnings relate to the amortization of actuarial losses and are included in other income-net on the consolidated income statements. See Note 8. Employee Benefit Plans for further information. Other primarily represents CSX's share of AOCI of equity method investees. Amounts reclassified in other to net earnings are included in equity earnings of affiliates on the consolidated income statements.

	Pension and Other Post-Employment Benefits	Other	Accumulated Other Comprehensive Income (Loss)
(Dollars in millions)
Balance December 25, 2015 - Net of Tax	$(601)	$(64)	$(665)
Other Comprehensive Income (Loss)
(Loss) Income Before Reclassifications	(16)	3	(13)
Amounts Reclassified to Net Earnings	50	1	51
Tax Expense	(13)	—	(13)
Total Other Comprehensive Income	21	4	25
Balance December 30, 2016 - Net of Tax	(580)	(60)	(640)
Other Comprehensive Income (Loss)
Income Before Reclassifications	148	13	161
Amounts Reclassified to Net Earnings	56	2	58
Tax Expense	(64)	(1)	(65)
Total Other Comprehensive Income	140	14	154
Balance December 31, 2017 - Net of Tax	(440)	(46)	(486)
Other Comprehensive Income (Loss)
Reclassification of Stranded Tax Effects (a)	(108)	1	(107)
Loss Before Reclassifications	(111)	(8)	(119)
Amounts Reclassified to Net Earnings	38	(6)	32
Tax Benefit	17	2	19
Total Other Comprehensive Loss	(164)	(11)	(175)
Balance December 31, 2018 - Net of Tax	$(604)	$(57)	$(661)
(a) As the result of a standard update adopted in 2018, certain tax effects stranded in accumulated other comprehensive income as a result of tax reform were reclassified to retained earnings. See further discussion in New Accounting Pronouncements in Note 1. Nature of Operations and Significant Accounting Policies.

CSX 2018 Form 10-K p. 104

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 15.  Quarterly Financial Data (Unaudited)

Pursuant to Article 3 of the SEC’s Regulation S-X, the following are selected quarterly financial data:

Fiscal Year Ended December 2018 (a)	Quarters
(Dollars in Millions, Except Per Share Amounts)	1st	2nd	3rd	4th	Full Year
Revenue	$2,876	$3,102	$3,129	$3,143	$12,250
Operating Income	1,044	1,283	1,293	1,249	4,869
Net Earnings	695	877	894	843	3,309

Earnings Per Share, Basic	$0.78	$1.02	$1.05	$1.02	$3.86
Earnings Per Share, Assuming Dilution	0.78	1.01	1.05	1.01	3.84

Fiscal Year Ended December 2017 (a)
Revenue	$2,869	$2,933	$2,743	$2,863	$11,408
Operating Income (c)	769	957	868	1,126	3,720
Net Earnings (b)	362	510	459	4,140	5,471

Earnings Per Share, Basic (b)	$0.39	$0.55	$0.51	$4.63	$6.01
Earnings Per Share, Assuming Dilution (b)	0.39	0.55	0.51	4.62	5.99
(a) Prior to third quarter 2017, CSX followed a 52/53 week fiscal reporting calendar and 2017 included 366 days. See Note 1, Nature of Operations and Significant Accounting Policies for details regarding the number of days in each quarterly period presented.
(b) These results for fourth quarter and full year 2017 include a $3.6 billion, or $3.91 per share, net tax reform benefit. See further discussion in Note 11, Income Taxes.
(c) Certain prior year data has been reclassified to conform to the current presentation. See further discussion of reclassification of all components of net periodic benefit cost except service cost from labor and fringe expense to other income - net in Note 1.

CSX 2018 Form 10-K p. 105

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16.  Revenues

The Company’s revenues are primarily derived from the transportation of freight as performance obligations that arise from its contracts with customers are satisfied. The following table presents the Company’s revenues disaggregated by lines of business as they best depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

	Fiscal Years
(Dollars in millions)	2018	2017	2016

Chemicals	$2,339	$2,210	$2,191
Agricultural and Food Products	1,306	1,262	1,286
Automotive	1,267	1,195	1,261
Forest Products	850	755	773
Metals and Equipment	769	703	704
Minerals	518	477	464
Fertilizers	442	466	463
Total Merchandise	7,491	7,068	7,142

Coal	2,246	2,107	1,833

Intermodal	1,931	1,799	1,726

Other	582	434	368
Total	$12,250	$11,408	$11,069

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

CSX 2018 Form 10-K p. 106

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

Other revenue, which includes revenue from regional subsidiary railroads, demurrage, switching and other incidental charges, is recorded upon completion of the service and accounted for 5%, 4%, and 3% of the Company’s total revenue for 2018, 2017 and 2016, respectfully. Revenue from regional subsidiary railroads includes shipments by railroads that the Company does not directly operate. Demurrage represents charges assessed when freight cars are held by a customer beyond a specified period of time. Switching revenue is primarily generated when the Company switches cars for a customer or another railroad.

During 2018, 2017 and 2016, revenue recognized from performance obligations related to prior periods (for example, due to changes in transaction price), was not material.

Remaining Performance Obligations
Remaining performance obligations represent the transaction price allocated to future reporting periods for freight services started but not completed at the reporting date. This includes the unearned portion of billed and unbilled amounts for cancellable freight shipments in transit. The Company expects to recognize the unearned portion of revenue for freight services in transit within one week of the reporting date. As of December 31, 2018, remaining performance obligations were not material.

Contract Balances and Accounts Receivable
The timing of revenue recognition, billings and cash collections results in accounts receivable and customer advances and deposits (contract liabilities) on the consolidated balance sheets. Contract assets, contract liabilities and deferred contract costs recorded on the consolidated balance sheet as of December 31, 2018 were not material.

CSX 2018 Form 10-K p. 107

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 16. Revenues, continued

The Company’s accounts receivable - net consists of freight and non-freight receivables, reduced by an allowance for doubtful accounts.

(Dollars in millions)	December 31, 2018	December 31, 2017

Freight Receivables	$846	$810
Freight Allowance for Doubtful Accounts	(18)	(17)
Freight Receivables, net	828	793

Non-Freight Receivables	190	186
Non-Freight Allowance for Doubtful Accounts	(8)	(9)
Non-Freight Receivables, net	182	177
Total Accounts Receivable, net	$1,010	$970

Freight receivables include amounts earned, billed and unbilled, and currently due from customers for transportation-related services. Non-freight receivables include amounts billed and unbilled and currently due related to government reimbursement receivables and other non-revenue receivables. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience, the age of outstanding receivables and economic conditions. Impairment losses recognized on the Company’s accounts receivable were not material in 2018 and 2017.

NOTE 17.  Summarized Consolidating Financial Data

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

CSX 2018 Form 10-K p. 108

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Income Statements
(Dollars in Millions)

Fiscal Year Ended December 2018	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Revenue	$—	$12,174	$76	$12,250
Expense	(344)	7,868	(143)	7,381
Operating Income	344	4,306	219	4,869
Equity in Earnings of Subsidiaries	3,580	—	(3,580)	—
Interest Expense	(742)	(39)	142	(639)
Other Income - Net	24	152	(102)	74
Earnings Before Income Taxes	3,206	4,419	(3,321)	4,304
Income Tax Benefit (Expense)	103	(1,036)	(62)	(995)
Net Earnings	$3,309	$3,383	$(3,383)	$3,309

Total Comprehensive Earnings	$3,134	$3,441	$(3,441)	$3,134

Fiscal Year Ended December 2017
Revenue	$—	$11,334	$74	$11,408
Expense	(158)	8,009	(163)	7,688
Operating Income	158	3,325	237	3,720
Equity in Earnings of Subsidiaries	5,810	—	(5,810)	—
Interest Expense	(582)	(29)	65	(546)
Other Income - Net	7	(19)	(20)	(32)
Earnings Before Income Taxes	5,393	3,277	(5,528)	3,142
Income Tax Benefit	78	2,247	4	2,329
Net Earnings	$5,471	$5,524	$(5,524)	$5,471

Total Comprehensive Earnings	$5,625	$5,538	$(5,538)	$5,625

Fiscal Year Ended December 2016
Revenue	$—	$10,991	$78	$11,069
Expense	(265)	8,086	(165)	7,656
Operating Income	265	2,905	243	3,413
Equity in Earnings of Subsidiaries	1,997	2	(1,999)	—
Interest Expense	(583)	(35)	39	(579)
Other Income - Net	(112)	30	(11)	(93)
Earnings Before Income Taxes	1,567	2,902	(1,728)	2,741
Income Tax Benefit (Expense)	147	(1,081)	(93)	(1,027)
Net Earnings	$1,714	$1,821	$(1,821)	$1,714

Total Comprehensive Earnings	$1,739	$1,833	$(1,833)	$1,739

Certain prior year data has been reclassified to conform to the current presentation.

CSX 2018 Form 10-K p. 109

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Balance Sheets
(Dollars in Millions)

As of December 31, 2018	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
ASSETS
Current Assets:
Cash and Cash Equivalents	$716	$130	$12	$858
Short-term Investments	250	—	3	253
Accounts Receivable - Net	1	1,003	6	1,010
Receivable from Affiliates	1,020	5,214	(6,234)	—
Materials and Supplies	—	263	—	263
Other Current Assets	63	104	14	181
Total Current Assets	2,050	6,714	(6,199)	2,565
Properties	1	41,897	2,907	44,805
Accumulated Depreciation	(1)	(11,194)	(1,612)	(12,807)
Properties - Net	—	30,703	1,295	31,998
Investments in Conrail	—	—	943	943
Affiliates and Other Companies	(39)	859	16	836
Investment in Consolidated Subsidiaries	32,033	—	(32,033)	—
Other Long-term Assets	2	598	(213)	387
Total Assets	$34,046	$38,874	$(36,191)	$36,729
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts Payable	$132	$763	$54	$949
Labor and Fringe Benefits Payable	41	440	69	550
Payable to Affiliates	6,973	633	(7,606)	—
Casualty, Environmental and Other Reserves	—	99	14	113
Current Maturities of Long-term Debt	—	18	—	18
Income and Other Taxes Payable	(290)	392	4	106
Other Current Liabilities	11	162	6	179
Total Current Liabilities	6,867	2,507	(7,459)	1,915
Casualty, Environmental and Other Reserves	—	176	35	211
Long-term Debt	14,029	710	—	14,739
Deferred Income Taxes - Net	(134)	6,601	223	6,690
Other Long-term Liabilities	721	211	(338)	594
Total Liabilities	21,483	10,205	(7,539)	24,149
Shareholders' Equity:
Common Stock, $1 Par Value	818	181	(181)	818
Other Capital	249	5,096	(5,096)	249
Retained Earnings	12,157	23,322	(23,322)	12,157
Accumulated Other Comprehensive Loss	(661)	53	(53)	(661)
Noncontrolling Minority Interest	—	17	—	17
Total Shareholders' Equity	12,563	28,669	(28,652)	12,580
Total Liabilities and Shareholders' Equity	$34,046	$38,874	$(36,191)	$36,729

CSX 2018 Form 10-K p. 110

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
Shareholders' Equity
Common Stock, $1 Par Value	890	181	(181)	890
Other Capital	217	5,096	(5,096)	217
Retained Earnings	14,084	20,933	(20,933)	14,084
Accumulated Other Comprehensive Loss	(486)	(5)	5	(486)
Noncontrolling Minority Interest	—	16	—	16
Total Shareholders' Equity	14,705	26,221	(26,205)	14,721
Total Liabilities and Shareholders' Equity	$30,903	$36,314	$(31,478)	$35,739

CSX 2018 Form 10-K p. 111

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2018	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$3,182	$1,657	$(198)	$4,641

Investing Activities
Property Additions	—	(1,580)	(165)	(1,745)
Purchases of Short-term Investments	(734)	—	(2)	(736)
Proceeds from Sales of Short-term Investments	485	—	20	505
Proceeds from Property Dispositions	—	319	—	319
Other Investing Activities	(4)	638	(661)	(27)
Net Cash Used in Investing Activities	(253)	(623)	(808)	(1,684)

Financing Activities
Long-term Debt Issued	3,000	—	—	3,000
Long-term Debt Repaid	—	(19)	—	(19)
Dividends Paid	(751)	(1,000)	1,000	(751)
Shares Repurchased	(4,671)	—	—	(4,671)
Other Financing Activities	(65)	(6)	12	(59)
Net Cash (Used in) Provided by Financing Activities	(2,487)	(1,025)	1,012	(2,500)
Net Increase in Cash and Cash Equivalents	442	9	6	457
Cash and Cash Equivalents at Beginning of Period	274	121	6	401
Cash and Cash Equivalents at End of Period	$716	$130	$12	$858

CSX 2018 Form 10-K p. 112

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2017	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$1,719	$2,112	$(359)	$3,472

Investing Activities
Property Additions	—	(1,848)	(192)	(2,040)
Purchases of Short-term Investments	(774)	—	(8)	(782)
Proceeds from Sales of Short-term Investments	1,190	—	3	1,193
Proceeds from Property Dispositions	—	97	—	97
Other Investing Activities	(2)	94	(55)	37
Net Cash Provided by (Used in) Investing Activities	414	(1,657)	(252)	(1,495)

Financing Activities
Long-term Debt Issued	850	—	—	850
Long-term Debt Repaid	(313)	(20)	—	(333)
Dividends Paid	(708)	(600)	600	(708)
Shares Repurchased	(1,970)	—	—	(1,970)
Other Financing Activities	(23)	5	—	(18)
Net Cash (Used in) Provided by Financing Activities	(2,164)	(615)	600	(2,179)
Net Decrease in Cash and Cash Equivalents	(31)	(160)	(11)	(202)
Cash and Cash Equivalents at Beginning of Period	305	281	17	603
Cash and Cash Equivalents at End of Period	$274	$121	$6	$401

CSX 2018 Form 10-K p. 113

CSX CORPORATION

PART II
Item 8. Financial Statements and Supplementary Data

NOTE 17.  Summarized Consolidating Financial Data, continued

Consolidating Cash Flow Statements
(Dollars in Millions)

Fiscal Year Ended December 2016	CSX Corporation	CSX Transportation	Eliminations and Other	CSX Consolidated
Operating Activities
Net Cash Provided by (Used in) Operating Activities	$453	$2,950	$(362)	$3,041

Investing Activities
Property Additions	—	(2,208)	(190)	(2,398)
Purchases of Short-term Investments	(929)	—	—	(929)
Proceeds from Sales of Short-term Investments	1,325	—	—	1,325
Proceeds from Property Dispositions	—	195	—	195
Other Investing Activities	(41)	91	(41)	9
Net Cash Provided by (Used in) Investing Activities	355	(1,922)	(231)	(1,798)

Financing Activities
Long-term Debt Issued	2,200	—	—	2,200
Long-term Debt Repaid	(1,400)	(19)	—	(1,419)
Dividends Paid	(680)	(600)	600	(680)
Shares Repurchased	(1,056)	—	—	(1,056)
Other Financing Activities	(11)	(303)	1	(313)
Net Cash (Used in) Provided by Financing Activities	(947)	(922)	601	(1,268)
Net (Decrease) Increase in Cash and Cash Equivalents	(139)	106	8	(25)
Cash and Cash Equivalents at Beginning of Period	444	175	9	628
Cash and Cash Equivalents at End of Period	$305	$281	$17	$603

CSX 2018 Form 10-K p. 114

CSX CORPORATION
PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, under the supervision and with the participation of CSX's Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), management has evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO concluded that, as of December 31, 2018, the Company's disclosure controls and procedures were effective at the reasonable assurance level in timely alerting them to material information required to be included in CSX’s periodic SEC reports.

Management's Report on Internal Control over Financial Reporting
CSX’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of the management of CSX, including CSX’s CEO and CFO, CSX conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the 2013 framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which is also referred to as COSO. Based on that evaluation, management of CSX concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

The Company’s internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

CSX 2018 Form 10-K p. 115

CSX CORPORATION
PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of CSX Corporation

Opinion on Internal Control over Financial Reporting

We have audited CSX Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, CSX Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of CSX Corporation as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, cash flows, and changes in shareholders’ equity for each of the three years in the period ended December 31, 2018, and the related notes of the Company and our report dated February 6, 2019 expressed an unqualified opinion thereon.

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

CSX 2018 Form 10-K p. 116

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

Jacksonville, Florida
February 6, 2019

CSX 2018 Form 10-K p. 117

CSX CORPORATION
PART II

Changes in Internal Control over Financial Reporting
There were no material changes in the Company’s internal control over financial reporting.

Item 9B.  Other Information
None

PART III

Item 10.  Directors, Executive Officers of the Registrant and Corporate Governance
In accordance with Instruction G(3) of Form 10-K, the information required by this item is incorporated herein by reference to the Proxy Statement. The Proxy Statement will be filed not later than April 30, 2019 with respect to the 2019 annual meeting of shareholders, except for the information regarding the executive officers of the Company. Information regarding executive officers is included in Part I of this report under the caption "Executive Officers of the Registrant."

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

CSX 2018 Form 10-K p. 118

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

CSX 2018 Form 10-K p. 119

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.6**	Supplemental Retirement Benefit Plan of CSX Corporation and Affiliated Companies (as amended through February 14, 2001)	March 4, 2002, Exhibit 10.24, Form 10-K
10.7
Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC, with certain schedules thereto
July 8, 1997, Exhibit 10, Form 8-K
10.8
Amendment No. 1, dated as of August 22, 1998, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.1, Form 8-K
10.9
Amendment No. 2, dated as of June 1, 1999, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
June 11, 1999, Exhibit 10.2, Form 8-K
10.10
Amendment No. 3, dated as of August 1, 2000, to the Transaction Agreement by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation, and CRR Holdings, LLC.
March 1, 2001, Exhibit 10.34, Form 10-K
10.11
Amendment No. 4, dated and effective as of June 1, 1999, and executed in April 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings, LLC
August 6, 2004, Exhibit 99.1, Form 8-K
10.12
Amendment No. 5, dated as of August 27, 2004, to the Transaction Agreement, dated as of June 10, 1997, by and among CSX Corporation, CSX Transportation, Inc., Norfolk Southern Corporation, Norfolk Southern Railway Company, Conrail Inc., Consolidated Rail Corporation and CRR Holdings LLC
September 2, 2004, Exhibit 10.1, Form 8-K
10.13
Shared Assets Area Operating Agreement for Detroit, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Corporation, with exhibit thereto
June 11, 1999, Exhibit 10.6, Form 8-K,
10.14
Shared Assets Area Operating Agreement for North Jersey, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.4, Form 8-K
10.15
Shared Assets Area Operating Agreement for South Jersey/Philadelphia, dated as of June 1, 1999, by and among Consolidated Rail Corporation, CSX Transportation, Inc. and Norfolk Southern Railway Company, with exhibit thereto
June 11, 1999, Exhibit 10.5, Form 8-K
10.16
Monongahela Usage Agreement, dated as of June 1, 1999, by and among CSX Transportation, Inc., Norfolk Southern Railway Company, Pennsylvania Lines LLC and New York Central Lines LLC, with exhibit thereto
June 11, 1999, Exhibit 10.7, Form 8-K
10.17
Tax Allocation Agreement, dated as of August 27, 2004, by and among CSX Corporation, Norfolk Southern Corporation, Green Acquisition Corp., Conrail Inc., Consolidated Rail Corporation, New York Central Lines LLC and Pennsylvania Lines LLC
September 2, 2004, Exhibit 10.2, Form 8-K

CSX 2018 Form 10-K p. 120

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.18	Revolving Credit Agreement, dated May 21, 2015	May 28, 2015, Exhibit 10.1, Form 8-K
10.19**	CSX Stock and Incentive Award Plan	May 7, 2010, Exhibit 10.1, Form 8-K
10.20**	Long-term Incentive Plan, dated February 10, 2016	February 16, 2016, Exhibit 10.1, Form 8-K
10.21**	Form of Restricted Stock Unit Agreement	February 16, 2016, Exhibit 10.2, Form 8-K
10.22**	Form of Stock Option Agreement	February 16, 2016, Exhibit 10.3, Form 8-K
10.23**	Restricted Stock Award Agreement with Frank A. Lonegro	February 16, 2016, Exhibit 10.5, Form 8-K
10.24**	CSX Executives' Deferred Compensation Plan (as amended and restated effective January 1, 2017)	October 12, 2016, Exhibit 10.1, Form 10-Q
10.25**	CSX 2017-2019 Long Term Incentive Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.1, Form 8-K
10.26**	CSX Section 16 Officer Severance Benefit Plan, effective as of February 22, 2017	February 27, 2017 Exhibit 10.4, Form 8-K
10.27**	Separation Agreement, effective February 27, 2017, between Michael J. Ward and CSX Corporation	February 27, 2017 Exhibit 10.2, Form 8-K
10.28**	Separation Agreement, effective February 27, 2017, between Clarence W. Gooden and CSX Corporation	February 27, 2017 Exhibit 10.3, Form 8-K
10.29	Letter Agreement, dated as of March 6, 2017, between CSX Corporation and MR Argent Advisor LLC	March 7, 2017 Exhibit 10.1, Form 8-K
10.30	Registration Rights Agreement, dated as of March 30, 2017, between CSX Corporation and MR Argent Advisor LLC	April 3, 2017 Exhibit 10.1, Form 8-K
10.31**	Inducement Non-Qualified Stock Option Agreement Under the CSX Special Executive Equity Award Program between CSX Corporation and E. Hunter Harrison	April 20, 2017 Exhibit 10.09, Form 10-Q
10.32**	Inducement Non-Qualified Stock Option Agreement Under the CSX 2010 Stock and Incentive Award Plan between CSX Corporation and E. Hunter Harrison	April 20, 2017 Exhibit 10.08, Form 10-Q
10.33**	Employment Agreement, effective as of March 6, 2017, between CSX Corporation and E. Hunter Harrison	April 20, 2017 Exhibit 10.07, Form 10-Q
10.34**	Reimbursement Letter, dated as of June 16, 2017, between CSX Corporation and E. Hunter Harrison	June 16, 2017 Exhibit 10.1, Form 8-K
10.35**	Employment Agreement, effective as of January 8, 2018, between CSX Corporation and Edmond L. Harris	January 12, 2018 Exhibit 10.1, Form 8-K
10.36**	Employment Agreement, effective as of March 29, 2017, between CSX Corporation and Mark K. Wallace	February 7, 2018 Exhibit 10.41, Form 10-K
10.37**	Employment Agreement, effective as of December 22, 2017, between CSX Corporation and James M. Foote	February 7, 2018 Exhibit 10.42, Form 10-K
10.38**	Form of Change of Control Agreement, effective February 7, 2018	February 7, 2018 Exhibit 10.43, Form 10-K
10.39**	CSX 2018-2020 Long-Term Incentive Plan	February 12, 2018 Exhibit 10.1, Form 8-K

CSX 2018 Form 10-K p. 121

CSX CORPORATION
PART IV

Exhibit designation	Nature of exhibit	Previously filed as exhibit to
10.40**	Form of Stock Option Agreement	February 12, 2018 Exhibit 10.2, Form 8-K
Officer certifications:
31*	Rule 13a-14(a) Certifications
32*	Section 1350 Certifications
Interactive data files:
101*
The following financial information from CSX Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on February 6, 2019, formatted in XBRL includes: (i) Consolidated Income Statements for the fiscal periods ended December 31, 2018, December 31, 2017, and December 30, 2016, (ii) Consolidated Comprehensive Income Statements for the fiscal periods ended December 31, 2018, December 31, 2017, and December 30, 2016, (iii) Consolidated Balance Sheets at December 31, 2018 and December 31, 2017, (iv) Consolidated Cash Flow Statements for the fiscal periods ended December 31, 2018, December 31, 2017 and December 30, 2016, and (v) the Notes to Consolidated Financial Statements.

Other exhibits:
21*	Subsidiaries of the Registrant
23*	Consent of Independent Registered Public Accounting Firm
24*	Powers of Attorney

* Filed herewith
** Management Contract or Compensatory Plan or Arrangement
(P) This Exhibit has been paper filed and is not subject to Item 601 of Reg S-K for hyperlinks.
Note: Items not filed herewith have been submitted in previous SEC filings.

CSX 2018 Form 10-K p. 122

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CSX CORPORATION
(Registrant)

By:   /s/ANGELA C. WILLIAMS
Angela C. Williams
Vice President and Controller
(Principal Accounting Officer)

Dated: February 6, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 6, 2019.

Signature	Title

/s/ JAMES M. FOOTE	Chief Executive Officer and Director
James M. Foote	(Principal Executive Officer)

/s/ FRANK A. LONEGRO	Executive Vice President and Chief Financial
Frank A. Lonegro	Officer (Principal Financial Officer)

/s/ANGELA C. WILLIAMS	Vice President and Controller
Angela C. Williams	(Principal Accounting Officer)

/s/ NATHAN D. GOLDMAN	Executive Vice President and Chief Legal Officer, Corporate Secretary
Nathan D. Goldman	*Attorney-in-Fact

CSX 2018 Form 10-K p. 123

SIGNATURES

Signature	Title

*	Chairman of the Board and Director
John J. Zillmer

*	Director
Donna M. Alvarado

*	Director
John B. Breaux

*	Director
Pamela L. Carter

*	Director
Steven T. Halverson

*	Director
Paul C. Hilal

*	Director
John D. McPherson

*	Director
David M. Moffett

*	Director
Linda H. Riefler

*	Director
J. Steven Whisler

CSX 2018 Form 10-K p. 124